Form 10-K
period 2014-12-31
COMMERCE BANCSHARES INC /MO/
filed 2015-02-24
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014 — Commission File No. 0-2989

COMMERCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0889454
(State of Incorporation)	(IRS Employer Identification No.)
1000 Walnut,
Kansas City, MO	64106 (Zip Code)
(Address of principal executive offices)	(Zip Code)
(816) 234-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
$5 Par Value Common Stock	NASDAQ Global Select Market
Depositary Shares, each representing a 1/1000th interest in a share of 6.0% Series B Non-Cumulative Perpetual Preferred Stock	NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,788,000,000.
As of February 6, 2015, there were 96,443,657 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2015 annual meeting of shareholders, which will be filed within 120 days of December 31, 2014, are incorporated by reference into Part III of this Report.

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

Commerce Bancshares, Inc. and its subsidiaries (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2014, the Company had consolidated assets of $24.0 billion, loans of $11.5 billion, deposits of $19.5 billion, and equity of $2.3 billion. All of the Company’s operations conducted by its subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements.

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

The Company employed 4,328 persons on a full-time basis and 538 persons on a part-time basis at December 31, 2014. The Company provides a variety of benefit programs including a 401(k) plan, as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to address the significant and changing regulations facing the financial services industry and prepare employees for positions of increasing responsibility.

Competition
The Company faces intense competition from hundreds of financial service providers. It competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and consumer lending products. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. With the passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act), competition has increased over time from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. The Company generally competes by providing sophisticated financial products with a strong commitment to customer service, convenience of locations, reputation, and price of service, including interest rates on loan and deposit products. The Company has approximately 14% of the deposit market share in Kansas City and approximately 8% of the deposit market share in St. Louis.

Operating Segments
The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, consumer debit and credit bank card activities. It provides services through a network of 195 full-service branches, a widespread ATM network of 392 machines, and the use of alternative delivery channels such as extensive online banking, mobile, and telephone banking services. In 2014, this retail segment contributed 21% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, leasing, and international services, as well as business and government deposit and cash management services. Fixed-income investments are sold to individuals and institutional investors through the Capital Markets Group, which is also included in this segment. In 2014, the Commercial segment contributed 60% of total segment pre-tax income. The Wealth segment provides traditional trust and estate tax planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. At December 31, 2014, the Trust group managed investments with a market value of $22.5 billion and administered an additional $16.6 billion in non-managed assets. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Additional information relating to operating segments can be found on pages 46 and 90.

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

Supervision and Regulation
The following information summarizes existing laws and regulations that materially affect the Company's operations. It does not discuss all provisions of these laws and regulations, and it does not include all laws and regulations that affect the Company presently or may affect the Company in the future.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (Dodd-Frank Act) was sweeping legislation intended to overhaul regulation of the financial services industry. Among its many provisions, the Dodd-Frank Act established a new council of “systemic risk” regulators, empowers the Federal Reserve to supervise the largest, most complex financial companies, allows the government to seize and liquidate failing financial companies, and gives regulators new powers to oversee the derivatives market. The Dodd-Frank Act also established the Consumer Financial Protection Bureau (CFPB) and authorized it to supervise certain consumer financial services companies and large depository institutions and their affiliates for consumer protection purposes. Subject to the provisions of the Act, the CFPB has responsibility to implement, examine for compliance with, and enforce “Federal consumer financial law.” As a depository institution, the Company is subject to examinations by the CFPB, which focus on the Company’s ability to detect, prevent, and correct practices that present a significant risk of violating the law and causing consumer harm.

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

Deposit Insurance
Substantially all of the deposits of the Bank are insured up to the applicable limits by the Bank Insurance Fund of the FDIC, generally up to $250,000 per depositor, for each account ownership category. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC classifies institutions under a risk-based assessment system based on their perceived risk to the federal deposit insurance funds. The current assessment base is defined as average total assets minus average tangible equity, with other adjustments for heavy use of unsecured liabilities, secured liabilities, brokered deposits, and holdings of unsecured bank debt. For banks with more than $10 billion in assets, the FDIC uses a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail. The Company's FDIC insurance expense was $11.6 million in 2014, $11.2 million in 2013, and $10.4 million in 2012.

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

Capital Adequacy
The Company is required to comply with the capital adequacy standards established by the Federal Reserve. The current capital adequacy guidelines generally require bank holding companies to maintain a minimum Tier I risk-based capital ratio of 4% and a total risk-based capital ratio of 8%, based on total risk-adjusted assets and off-balance sheet items. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, term subordinated debt and, subject to limitations, general allowances for loan losses. Assets and certain off-balance sheet items are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2014, the Company was “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 93.

In July 2013 the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations is also required on January 1, 2015. Management believes that as of December 31, 2014, the Company's capital levels are well above minimum requirements and would be considered "well-capitalized" under the new rules.

Significant Regulation Affecting the Company
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

The Volcker Rule of the Dodd-Frank Act, effective on April 1, 2014, places trading restrictions on financial institutions and separates investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. Key provisions restrict banks from simultaneously entering into advisory and creditor roles with their clients, such as with private equity firms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments, which must be divested by July 21, 2016. The Company does not believe it will be significantly affected by the Volcker Rule provisions.

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

Statistical Disclosure
The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	21, 52-55
II.	Investment Portfolio	35-37, 75-79
III.	Loan Portfolio
	Types of Loans	26
	Maturities and Sensitivities of Loans to Changes in Interest Rates	26
	Risk Elements	31-35
IV.	Summary of Loan Loss Experience	29-31
V.	Deposits	52, 81
VI.	Return on Equity and Assets	16
VII.	Short-Term Borrowings	82

Item 1a.	RISK FACTORS
Making or continuing an investment in securities issued by Commerce Bancshares, Inc., including its common and preferred stock, involves certain risks that you should carefully consider. If any of the following risks actually occur, its business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Commerce Bancshares, Inc.

Difficult market conditions may affect the Company’s industry.
The concentration of the Company’s banking business in the United States particularly exposes it to downturns in the U.S. economy. While current economic conditions are favorable, there remain risks in that environment.
In particular, the Company may face the following risks in connection with market conditions:

•
In the current environment, accelerated job growth, lower unemployment levels, and improving credit conditions are expected to continue. However, adverse changes in this environment may affect consumer confidence levels and may cause declines in consumer credit usage, adverse changes in payment patterns, and higher loan delinquencies and default rates. These could impact the Company’s future loan losses and provision for loan losses, as a significant part of the Company’s business includes consumer and credit card lending.

•
Reduced levels of economic activity may cause declines in financial service transactions, including bank card, corporate cash management and other fee businesses, as well as the fees earned by the Company on such transactions.

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

•
The U.S. economy is also affected by foreign economic events and conditions. Although the Company does not hold foreign debt, global economic conditions and political tensions affecting interest rates, business export activity, capital expenditures by businesses, and investor confidence may negatively affect the Company by means of reduced loan demand or reduced transaction volume with the Company.

Significant changes in banking laws and regulations could materially affect the Company’s business.
Over the past several years, a significant increase in bank regulation has occurred. A number of new laws and regulations have already been implemented, including those which reduced overdraft fees and credit card revenues, and eliminated the student loan business. Other major changes involved lending transparency, risk-based FDIC insurance assessments, and derivative clearing processes. These regulations generally resulted in lower revenues and higher compliance burdens. Regulatory focus continues today with emphasis on stress-testing and Basel III regulatory capital reform.

Future regulation, along with possible changes in tax laws and accounting rules, may have a significant impact on the way the Company conducts business, implements strategic initiatives, engages in tax planning and makes financial disclosures. Compliance with such regulation may divert resources from other areas of the business and limit the ability to pursue other opportunities.

The performance of the Company is dependent on the economic conditions of the markets in which the Company operates.
The Company’s success is heavily influenced by the general economic conditions of the specific markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides financial services primarily throughout the states of Missouri, Kansas, and central Illinois, and in its expansion markets in Oklahoma, Colorado and other surrounding states. As the Company does not have a significant banking presence in other parts of the country, a prolonged economic downturn in these markets could have a material adverse effect on the Company’s financial condition and results of operations.

Significant changes in federal monetary policy could materially affect the Company’s business.
The Federal Reserve System regulates the supply of money and credit in the United States. Its polices determine in large part the cost of funds for lending and interest rates earned on loans and paid on borrowings and interest bearing deposits. Credit conditions are influenced by its open market operations in U.S. government securities, changes in the member bank discount rate, and bank reserve requirements. Changes in Federal Reserve Board policies are beyond the Company’s control and difficult to predict, and such changes may result in lower interest margins and a continued lack of demand for credit products.

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
The Company generally invests in securities issued by municipal entities, government-backed agencies or privately issued securities that are highly rated and evaluated at the time of purchase, however, these securities are subject to changes in market value due to changing interest rates and implied credit spreads. While the Company maintains rigorous risk management practices over bonds issued by municipalities, credit deterioration in these bonds could occur and result in losses. Certain mortgage and asset-backed securities (which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets) may decline in value due to actual or expected deterioration in the underlying collateral. Under accounting rules, when the impairment is due to declining expected cash flows, some portion of the impairment, depending on the Company’s intent to sell and the likelihood of being required to sell before recovery, must be recognized in current earnings. This could result in significant non-cash losses.

Future loan losses could increase.
The Company maintains an allowance for loan losses that represents management’s best estimate of probable losses that have been incurred at the balance sheet date within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Although the loan losses have been stable in 2014 and 2013, an unforeseen deterioration of financial market conditions could result in larger loan losses, which may negatively affect the Company's results of operations and could further increase levels of its allowance. In addition, the Company’s allowance level is subject to review by regulatory agencies, and that review could result in adjustments to the allowance. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for possible loan loss.

The Company is subject to both interest rate and liquidity risk.
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 59% of total revenue at December 31, 2014. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues and costs for earning assets and liabilities.
Additionally the Company manages its balance sheet in order to maximize its net interest income from its net earning assets while insuring that there is ample liquidity to meet fluctuating cash flows coming from either funding sources or its earning assets.
Since the financial crisis of 2008, there has been significant growth in deposits from both consumers and businesses, and much of this growth has been invested in the investment securities portfolio. For the past several years, the Federal Reserve has maintained interest rates at unprecedented low levels, and as the securities portfolio has grown, interest margins have been pressured. The securities portfolio, which has averaged 45% of total earning assets over the past three years, generally carries lower rates than loans, Furthermore the Company attempts to diversify its securities portfolio while keeping duration short, in order to ensure it is always able to meet liquidity needs for future changes in loans or deposit balances. Loan demand has recently strengthened, growing 10% on average in 2013 and 9% in 2014, versus just 2% in 2012. During 2014, growth in loans was mainly funded by maturities of investment securities, and growth in deposits were mostly reinvested in the securities portfolio. At December 31, 2014, the Company's loan to deposit rate was 60%, a sign of strong liquidity.

While further loan growth is expected under a strengthening economy, it is expected that interest margins will continue to be pressured if rates remain low. Should the demand for loans increase in the future while deposit balances decline significantly, the Company's liquidity risk could change, as it is dependent on the Company's ability to manage maturities within its investment portfolio to fund these changing cash flows.
The Company operates in a highly competitive industry and market area.
The Company operates in the financial services industry, and has numerous competitors including other banks and insurance companies, securities dealers, brokers, trust and investment companies and mortgage bankers. Consolidation among financial service providers and new changes in technology, product offerings and regulation continue to challenge the Company's marketplace position. As consolidation occurs, larger regional banks may enter our market and add to existing competition. These new banks may lower fees in an effort to grow market share, which could result in a loss of customers and lower fee revenue for the Company. The Company must continue to make investments in its products and delivery systems to stay competitive with the industry as a whole, or its financial performance may suffer.

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
The main offices of the Bank are located in the larger metropolitan areas of its markets in various multi-story office buildings. The Bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

Building	Net rentable square footage	% occupied in total	% occupied by bank
922 Walnut Kansas City, MO	256,000	95%	93%
1000 Walnut Kansas City, MO	403,000	82	39
811 Main Kansas City, MO	237,000	100	100
8000 Forsyth Clayton, MO	178,000	97	97
1551 N. Waterfront Pkwy Wichita, KS	120,000	97	32

Various installment loan, credit card, trust and safe deposit functions operate out of leased offices in downtown Kansas City, Missouri. The Company has an additional 190 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 158 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS
The information required by this item is set forth in Item 8 under Note 20, Commitments, Contingencies and Guarantees on page 107.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Executive Officers of the Registrant
The following are the executive officers of the Company as of February 24, 2015, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant
Jeffery D. Aberdeen, 60	Controller of the Company since December 1995. He is also Controller of the Company's subsidiary bank, Commerce Bank.

Kevin G. Barth, 54
Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.

Jeffrey M. Burik, 56	Senior Vice President of the Company since February 2013. Executive Vice President of Commerce Bank since November 2007.

Daniel D. Callahan, 58	Executive Vice President and Chief Credit Officer of the Company since December 2010 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since May 2003.

Sara E. Foster, 54	Executive Vice President of the Company since February 2012 and Senior Vice President of the Company since February 1998.

David W. Kemper, 64
Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986. He was President of the Company from April 1982 until February 2013. He is Chairman of the Board and Chief Executive Officer of Commerce Bank. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company), the brother of Jonathan M. Kemper, Vice Chairman of the Company, and father of John W. Kemper, President and Chief Operating Officer of the Company.

John W. Kemper, 37
President and Chief Operating Officer of the Company since February 2013, and Executive Vice President and Chief Administrative Officer of the Company prior thereto. President of Commerce Bank since March 2013 and Senior Vice President of Commerce Bank prior thereto. Prior to his employment with Commerce Bank in August 2007, he was employed as an engagement manager with a global management consulting firm, managing strategy and operations projects primarily focused in the financial service industry. He is the son of David W. Kemper, Chairman and Chief Executive Officer of the Company and nephew of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 61
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

Charles G. Kim, 54
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Seth M. Leadbeater, 64
Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. Vice Chairman of Commerce Bank since September 2004. Prior thereto he was Executive Vice President of Commerce Bank.

Michael J. Petrie, 58	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 57	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank prior thereto.

V. Raymond Stranghoener, 63	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data
The following table sets forth the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2014).

	Quarter	High	Low	Cash Dividends
2014	First	$45.06	$39.68	$.214
	Second	45.19	40.09	.214
	Third	45.38	42.23	.214
	Fourth	44.30	38.10	.214
2013	First	$37.09	$32.11	$.204
	Second	40.47	34.88	.204
	Third	43.10	38.13	.204
	Fourth	43.59	38.86	.204
2012	First	$35.66	$32.45	$.199
	Second	35.42	31.25	.199
	Third	36.92	32.58	.199
	Fourth	35.10	31.46	1.494	*
* Includes a special dividend of $1.295 per share

Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 4,051 common shareholders of record as of December 31, 2014.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2009 with dividends invested on a cumulative total shareholder return basis.

	2009	2010	2011	2012	2013	2014
Commerce (CBSH)	100.00	110.33	113.80	116.78	160.33	166.24
NASDAQ OMX Global-Bank	100.00	111.35	83.04	111.88	152.85	170.93
S&P 500	100.00	115.06	117.49	136.29	180.44	205.14

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1—31, 2014	40,262	$42.63	40,262	1,902,865
November 1—30, 2014	3,145	$45.33	3,145	1,899,720
December 1—31, 2014	1,713	$43.95	1,713	1,898,007
Total	45,120	$42.87	45,120	1,898,007

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in June 2014 of 5,000,000 shares, 1,898,007 shares remained available for purchase at December 31, 2014.

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
Overview
The Company operates as a super-community bank and offers a broad range of financial products to consumer and commercial customers, delivered with a focus on high-quality, personalized service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from over 350 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado and commercial offices throughout the nation's midsection. A variety of delivery platforms are utilized, including an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.

The core of the Company’s competitive advantage is its focus on the local markets in which it operates, its offering of competitive, sophisticated financial products, and its concentration on relationship banking and high touch service. In order to enhance shareholder value, the Company targets core revenue growth. To achieve this growth, the Company focuses on strategies that will expand new and existing customer relationships, offer opportunities for controlled expansion in additional markets, utilize improved technology, and enhance customer satisfaction.

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•
Net income and earnings per share — Net income attributable to Commerce Bancshares, Inc. was $261.8 million, an increase of .3% compared to the previous year. The return on average assets was 1.15% in 2014, and the return on average common equity was 11.65%. Diluted earnings per share increased .8% in 2014 compared to 2013.

•
Total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2014 increased $18.4 million over 2013, mainly from growth in non-interest income of $17.6 million. Growth in non-interest income was driven by increases in trust fees, bank card transaction fees, and brokerage fees, partly offset by a decline in capital market fees. Net interest income increased slightly over 2013 due in part to higher average earning assets, including average loan growth of 9.2%. However, low interest rates continued to pressure the net interest margin, which declined to 3.00% in 2014, an 11 basis point decline from 2013.

•
Non-interest expense — Total non-interest expense grew 4.5% this year compared to 2013 as a result of higher costs for salaries and employee benefits and an increase in other operating costs, including higher foreclosed property costs (higher gains on sales were recorded in 2013) and an increase in certain credit card operational expenses. Costs for occupancy, equipment, supplies and communication, and data processing and software showed little change from the previous year.

•
Asset quality — Net loan charge-offs in 2014 increased $3.2 million over those recorded in 2013 and averaged .31% of loans compared to .30% in the previous year. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $46.3 million at December 31, 2014, a decrease of $9.2 million from balances at the previous year end, and represented .40% of loans outstanding.

•
Shareholder return — Total shareholder return, including the change in stock price and dividend reinvestment, was 3.7% over the past year. Shareholder return over the past 10 years was 6.2%. During 2014, the Company paid cash dividends of $.857 per share, representing an increase of 5% over the previous year. The Company also issued a 5% stock dividend.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

	2014	2013	2012	2011	2010
(Based on average balances)
Return on total assets	1.15%	1.19%	1.30%	1.32%	1.22%
Return on common equity	11.65	11.99	12.00	12.15	11.15
Equity to total assets	10.10	9.95	10.84	10.87	10.91
Loans to deposits (1)	59.91	57.12	55.80	59.15	70.02
Non-interest bearing deposits to total deposits	33.73	33.01	32.82	30.26	28.65
Net yield on interest earning assets (tax equivalent basis)	3.00	3.11	3.41	3.65	3.89
(Based on end of period data)
Non-interest income to revenue (2)	41.28	40.32	38.44	37.82	38.54
Efficiency ratio (3)	62.08	60.49	59.26	59.10	59.71
Tier I risk-based capital ratio	13.74	14.06	13.60	14.71	14.38
Tier I common capital ratio (4)	12.81	14.06	13.60	14.70	14.38
Total risk-based capital ratio	14.86	15.28	14.93	16.04	15.75
Tier I leverage ratio	9.36	9.43	9.14	9.55	10.17
Tangible common equity to tangible assets ratio (4)	8.55	9.00	9.25	9.91	10.27
Common cash dividend payout ratio	32.69	31.46	78.57	30.87	35.29

(1)	Includes loans held for sale.

(2)	Revenue includes net interest income and non-interest income.

(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4) The Tier I common capital to risk-weighted assets ratio and the tangible common equity to tangible assets ratio are measurements which management believes are useful indicators of capital adequacy and utilization. They provide meaningful bases for period to period and company to company comparisons, and also assist regulators, investors and analysts in analyzing the financial position of the Company. Tier I common capital, tangible common equity and tangible assets are non-GAAP measures and should not be viewed as substitutes for, or superior to, data prepared in accordance with GAAP.

The following table is a reconciliation of the GAAP financial measure of Tier I risk-based capital to the non-GAAP measure of Tier I common capital.

(Dollars in thousands)	2014	2013	2012	2011	2010
Tier I risk-based capital	$2,131,169	$2,061,761	$1,906,203	$1,928,690	$1,828,965
Less qualifying non-controlling interest	321	315	321	330	319
Less preferred stock	144,784	—	—	—	—
Tier I common capital (a)	$1,986,064	$2,061,446	$1,905,882	$1,928,360	$1,828,646
Total risk-weighted assets (b)	$15,509,144	$14,660,536	$14,015,648	$13,115,261	$12,717,868
Tier I common capital to risk-weighted assets ratio (a)/(b)	12.81%	14.06%	13.60%	14.70%	14.38%

The following table is a reconciliation of the GAAP financial measures of total equity and total assets to the non-GAAP measures of total tangible common equity and total tangible assets.

(Dollars in thousands)	2014	2013	2012	2011	2010
Total equity	$2,334,246	$2,214,397	$2,171,574	$2,170,361	$2,023,464
Less non-controlling interest	4,053	3,755	4,447	4,314	1,477
Less preferred stock	144,784	—	—	—	—
Less goodwill	138,921	138,921	125,585	125,585	125,585
Less core deposit premium	6,572	8,489	4,828	6,970	9,612
Total tangible common equity (a)	$2,039,916	$2,063,232	$2,036,714	$2,033,492	$1,886,790
Total assets	$23,994,280	$23,072,036	$22,159,589	$20,649,367	$18,502,339
Less goodwill	138,921	138,921	125,585	125,585	125,585
Less core deposit premium	6,572	8,489	4,828	6,970	9,612
Total tangible assets (b)	$23,848,787	$22,924,626	$22,029,176	$20,516,812	$18,367,142
Tangible common equity to tangible assets ratio (a)/(b)	8.55%	9.00%	9.25%	9.91%	10.27%

Selected Financial Data

(In thousands, except per share data)	2014	2013	2012	2011	2010
Net interest income	$620,204	$619,372	$639,906	$646,070	$645,932
Provision for loan losses	29,531	20,353	27,287	51,515	100,000
Non-interest income	435,978	418,386	399,630	392,917	405,111
Investment securities gains (losses), net	14,124	(4,425)	4,828	10,812	(1,785)
Non-interest expense	657,775	629,633	618,469	617,249	631,134
Net income attributable to Commerce Bancshares, Inc.	261,754	260,961	269,329	256,343	221,710
Net income available to common shareholders	257,704	260,961	269,329	256,343	221,710
Net income per common share-basic*	2.62	2.60	2.64	2.45	2.09
Net income per common share-diluted*	2.61	2.59	2.63	2.44	2.08
Cash dividends on common stock	84,241	82,104	211,608	79,140	78,231
Cash dividends per common share*	.857	.816	2.090	.757	.737
Market price per common share*	43.49	42.77	31.80	32.93	32.69
Book value per common share*	22.73	22.00	21.55	21.08	19.22
Common shares outstanding*	96,327	100,675	100,784	102,973	105,292
Total assets	23,994,280	23,072,036	22,159,589	20,649,367	18,502,339
Loans, including held for sale	11,469,238	10,956,836	9,840,211	9,208,554	9,474,733
Investment securities	9,645,792	9,042,997	9,669,735	9,358,387	7,409,534
Deposits	19,475,778	19,047,348	18,348,653	16,799,883	15,085,021
Long-term debt	104,058	455,310	503,710	511,817	512,273
Equity	2,334,246	2,214,397	2,171,574	2,170,361	2,023,464
Non-performing assets	46,251	55,439	64,863	93,803	97,320

*	Restated for the 5% stock dividend distributed in December 2014.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2014	2013	2012	'14-'13	'13-'12	'14-'13	'13-'12
Net interest income	$620,204	$619,372	$639,906	$832	$(20,534)	.1%	(3.2)%
Provision for loan losses	(29,531)	(20,353)	(27,287)	9,178	(6,934)	45.1	(25.4)
Non-interest income	435,978	418,386	399,630	17,592	18,756	4.2	4.7
Investment securities gains (losses), net	14,124	(4,425)	4,828	18,549	(9,253)	N.M.	N.M.
Non-interest expense	(657,775)	(629,633)	(618,469)	28,142	11,164	4.5	1.8
Income taxes	(120,216)	(122,230)	(127,169)	(2,014)	(4,939)	(1.6)	(3.9)
Non-controlling interest expense	(1,030)	(156)	(2,110)	874	(1,954)	N.M.	(92.6)
Net income attributable to Commerce Bancshares, Inc.	261,754	260,961	269,329	793	(8,368)	.3	(3.1)
Preferred stock dividends	(4,050)	—	—	(4,050)	—	N.M.	N.M.
Net income available to common shareholders	$257,704	$260,961	$269,329	$(3,257)	$(8,368)	(1.2)%	(3.1)%

Net income attributable to Commerce Bancshares, Inc. for 2014 was $261.8 million, an increase of $793 thousand, or .3%, compared to $261.0 million in 2013. Diluted income per share was $2.61 in 2014 compared to $2.59 in 2013. The increase in net income resulted from increases of $17.6 million in non-interest income and $18.5 million in investment securities gains. These increases in net income were partly offset by a $28.1 million increase in non-interest expense, as well as an increase of $9.2 million in the provision for loan losses. The return on average assets was 1.15% in 2014 compared to 1.19% in 2013, and the return on average common equity was 11.65% compared to 11.99% in 2013. At December 31, 2014, the ratio of tangible common equity to assets was 8.55% compared to 9.00% at year end 2013.

During 2014, net interest income increased $832 thousand compared to 2013. This slight increase reflected growth of $8.1 million in loan interest income, due to higher loan balances which were partly offset by lower rates earned, coupled with a decline in deposit interest expense of $3.2 million due to lower rates paid. These increases were mostly offset by an $8.6 million decline in interest income on long-term securities purchased under agreements to resell. The provision for loan losses increased $9.2 million over the previous year, totaling $29.5 million in 2014, and was $5.0 million lower than net loan charge-offs. Net charge-offs increased by $3.2 million in 2014 compared to 2013, mainly in consumer, construction and business loans.

Non-interest income for 2014 was $436.0 million, an increase of $17.6 million, or 4.2%, compared to $418.4 million in 2013. This increase resulted mainly from continued growth in trust fees and bank card fees, which increased $9.6 million and $9.2 million, respectively. Bank card fees included a $7.2 million increase in corporate card fees, a product line upon which the Company has placed significant focus during the past few years and which continues to show good growth. Consumer brokerage services revenue increased $1.0 million due to growth in advisory fees, while capital market fees declined $1.5 million as sales volume remained lower.

During 2014, investment securities net gains totaled $14.1 million, compared to net losses of $4.4 million during 2013. Gains and losses in both years resulted mainly from activity in the private equity investment portfolio, and included fair value adjustments and gains/losses realized upon sale or disposition. Gains in 2014 included $19.6 million related to the sale of a private equity investment, partly offset by a loss of $5.2 million on the sale of U.S. Treasury inflation-protected bonds.

Non-interest expense for 2014 was $657.8 million, an increase of $28.1 million over $629.6 million in 2013. The increase in non-interest expense included a $17.2 million increase in salaries and benefits expense, due to higher full-time salaries expense and medical costs. Expense for occupancy, supplies and communication, equipment and data processing were all well controlled during 2014, with growth of 1% or less in each of those categories. Non-interest expense also increased due to a $1.5 million increase in marketing expense, as well as several other items which included higher bank card rewards cost and lower gains on sales of foreclosed property. Income tax expense was $120.2 million in 2014 compared to $122.2 million in 2013, resulting in effective tax rates of 31.5% in 2014 and 31.9% in 2013.

Net income attributable to Commerce Bancshares, Inc. for 2013 was $261.0 million, a decrease of $8.4 million, or 3.1%, compared to $269.3 million in 2012. Diluted income per share was $2.59 in 2013 compared to $2.63 in 2012. The decrease in net income resulted from a $20.5 million decrease in net interest income, as well as an increase of $11.2 million in non-interest expense and a decrease of $9.3 million in net securities gains. These decreases to net income were partly offset by an increase in non-interest income of $18.8 million and a decline of $6.9 million in the provision for loan losses. The return on average assets was 1.19% in 2013 compared to 1.30% in 2012, and the return on average common equity was 11.99% compared to 12.00% in 2012. At December 31, 2013, the ratio of tangible common equity to assets was 9.00% compared to 9.25% at year end 2012.

During 2013, net interest income decreased $20.5 million, or 3.2%, compared to 2012. This decrease was largely due to lower rates earned on the investment security and loan portfolios, partly offset by higher loan balances and lower rates paid on deposits. The provision for loan losses decreased $6.9 million from the previous year, totaling $20.4 million in 2013, and was $11.0 million lower than net loan charge-offs in 2013. Net charge-offs declined by $7.9 million in 2013 compared to 2012, mainly in construction, business real estate, consumer, and revolving home equity loans.

Non-interest income for 2013 was $418.4 million, an increase of $18.8 million, or 4.7%, compared to $399.6 million in 2012. This increase resulted mainly from growth of $7.9 million in trust fees and $12.4 million in bank card fees. Capital market fees declined $6.9 million due to weak demand from correspondent and commercial customers.

Non-interest expense for 2013 was $629.6 million, an increase of $11.2 million over $618.5 million in 2012. The increase in non-interest expense included a $6.0 million increase in salaries and benefits expense, as well as a $4.4 million increase in data processing and software expense. Occupancy, supplies and communications, marketing and deposit insurance expense increased on a combined basis by only $94 thousand. Partly offsetting these increases in non-interest expense during 2013 was a $1.7 million decrease in equipment expense. Income tax expense was $122.2 million in 2013 compared to $127.2 million in 2012, resulting in effective tax rates of 31.9% in 2013 and 32.1% in 2012.

In September 2013, the Company acquired Summit Bancshares, Inc., an Oklahoma-based franchise with $261.6 million in assets and branch locations in Tulsa and Oklahoma City. In July 2014, the Company sold certain loans, deposits, and premises of three banking branches located in eastern Missouri. These transactions are further discussed in Note 2 to the consolidated financial statements.

In June 2014, the Company issued $150.0 million in perpetual preferred stock with a 6% dividend; its first issuance of preferred stock.  The proceeds were used to repurchase common shares.  During 2014, the Company purchased $211.0 million in shares of its common stock. The Company also distributed a 5% stock dividend for the 21st consecutive year on December 15, 2014. All per share and average share data in this report has been restated to reflect the 2014 stock dividend.

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

Valuation of Investment Securities
The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company's future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 16 on Fair Value Measurements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions observable in the marketplace or which can be derived from observable data. Such securities totaled approximately $8.9 billion, or 93.5% of the available for sale portfolio at December 31, 2014, and were classified as Level 2 measurements. The Company also holds $95.1 million in auction rate securities. These were classified as Level 3 measurements, as no liquid market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs significant to the overall measurement.

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

At December 31, 2014, certain non-agency guaranteed mortgage-backed securities with a fair value of $54.6 million were identified as other-than-temporarily impaired. The cumulative credit-related impairment loss recorded on these securities amounted to $13.7 million, which was recorded in the consolidated statements of income.

The Company, through its direct holdings and its private equity subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value and totaled $60.2 million at December 31, 2014. Changes in fair value are reflected in current earnings and reported in investment securities gains (losses), net, in the consolidated statements of income. Because there is no observable market data for these securities, fair values are internally developed using available information and management’s judgment, and the securities are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

	2014			2013
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis
Loans	$34,572	$(25,530)	$9,042	$42,759	$(49,138)	$(6,379)
Loans held for sale	(176)	—	(176)	(194)	9	(185)
Investment securities:
U.S. government and federal agency obligations	2,105	2,870	4,975	2,538	(6,023)	(3,485)
Government-sponsored enterprise obligations	5,100	(547)	4,553	3,556	(551)	3,005
State and municipal obligations	3,533	(462)	3,071	9,459	(4,993)	4,466
Mortgage-backed securities	(5,677)	(1,617)	(7,294)	(18,553)	(1,451)	(20,004)
Asset-backed securities	(2,047)	(452)	(2,499)	1,484	(5,949)	(4,465)
Other securities	(2,376)	(916)	(3,292)	1,671	(3,099)	(1,428)
Federal funds sold and short-term securities purchased under agreements to resell	31	(36)	(5)	41	(17)	24
Long-term securities purchased under agreements to resell	(3,409)	(5,237)	(8,646)	6,062	(4,117)	1,945
Interest earning deposits with banks	162	6	168	51	(3)	48
Total interest income	31,818	(31,921)	(103)	48,874	(75,332)	(26,458)
Interest expense
Interest bearing deposits:
Savings	54	35	89	72	(108)	(36)
Interest checking and money market	442	(1,364)	(922)	1,245	(5,536)	(4,291)
Time open and C.D.’s of less than $100,000	(530)	(1,335)	(1,865)	(557)	(1,359)	(1,916)
Time open and C.D.’s of $100,000 and over	688	(1,145)	(457)	571	(1,362)	(791)
Federal funds purchased and securities sold under agreements to repurchase	(74)	284	210	144	(143)	1
Other borrowings	328	(208)	120	(160)	43	(117)
Total interest expense	908	(3,733)	(2,825)	1,315	(8,465)	(7,150)
Net interest income, fully taxable equivalent basis	$30,910	$(28,188)	$2,722	$47,559	$(66,867)	$(19,308)

Net interest income totaled $620.2 million in 2014, increasing slightly compared to $619.4 million in 2013. On a tax equivalent basis, net interest income totaled $648.6 million in 2014 and increased $2.7 million over the previous year. This increase was mainly the result of higher interest earned on loans, due to higher loan balances, and lower rates paid on deposits. In addition, inflation-adjusted interest on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS) was higher by $4.3 million compared to 2013, while interest earned on long-term securities purchased under agreements to resell declined $8.6 million due to lower balances and lower rates earned. The net yield on earning assets (tax equivalent) was 3.00% in 2014 compared with 3.11% in the previous year.

During 2014, tax equivalent interest income on loans grew $9.0 million over 2013 due to an increase of $948.6 million, or 9.2%, in average balances, partly offset by a 28 basis point decrease in average rates earned. The average tax equivalent rate earned on the loan portfolio was 4.04% in 2014 compared to 4.32% in 2013. The higher average balances contributed interest income of $34.6 million; however, the lower rates depressed interest income by $25.5 million, which together resulted in a $9.0 million net increase in interest income. The largest increase occurred in business loan interest, which was higher by $7.9 million as a result of growth in average balances of $552.9 million, or 16.4%, partly offset by a decline in rates of 22 basis points. Interest on personal real estate loans grew $2.7 million due to a $123.2 million increase in average balances coupled with an 11 basis point decrease in average rates. Higher levels of interest were earned on consumer and construction and land loans, which increased $1.1 million and $790 thousand, respectively. These increases were due to higher average balances, which increased 12.5% in consumer and 10.5% in construction and land loans, partly offset by lower average rates earned. Average consumer loan balances increased $179.8 million, which was mainly the result of increases of $180.8 million in loans secured by passenger vehicles and

$33.5 million in fixed rate home equity loans. These increases were partially offset by a $67.2 million decrease in marine and recreational vehicle (RV) loans as that portfolio continues to pay down. Interest earned on consumer credit card loans increased by $1.5 million due to a 16 basis point increase in the average rate earned and a slight increase in average balances. Partially offsetting the increases in interest earned was lower interest earned on business real estate loans. Interest on these loans decreased $4.3 million due to a 28 basis point decline in rates, partly offset by growth in average balances of $49.7 million, or 2.2%.

Tax equivalent interest income on total investment securities during 2014 was flat compared to 2013, as the total average balance and the average rate earned in 2014 were relatively unchanged from 2013. The average rate earned on the total investment securities portfolio was 2.30% and the total portfolio balance averaged $9.1 billion in both 2014 and 2013. Interest income on the Company's portfolio of U.S. government securities, which consist mainly of TIPS, increased $5.0 million over 2013, largely due to growth of $4.3 million in inflation-adjusted interest earned on these securities. Interest income on state and municipal obligations and government-sponsored enterprise obligations increased $3.1 million and $4.6 million, respectively, due to higher average invested balances, partly offset by declines in rates earned. State and municipal average balances rose $97.7 million, or 6.0%, partly offset by a rate decline of 3 basis points. Average balances of government-sponsored enterprise obligations rose $294.8 million, or 59.0%, offset by a rate decline of 7 basis points. Interest income on mortgage-backed securities decreased $7.3 million in 2014 mainly due to a $206.4 million, or 6.5%, decline in average balances, in addition to a rate decline of 6 basis points. Interest income on asset-backed securities was down by $2.5 million, largely due to a 7.4% decline in average balances. Other declines occurred in interest on corporate debt issues and non-marketable private equity investments, which declined $1.7 million and $1.5 million, respectively, due to lower average balances and lower rates earned. Interest on long-term securities purchased under resell agreements decreased $8.6 million in 2014 compared to the prior year due to a $189.4 million decrease in the average balances of these instruments, coupled with a decrease in the average rate earned from 1.80% in the previous year to 1.27% in 2014.
During 2014, interest expense on deposits declined $3.2 million from 2013. This was largely due to lower overall rates paid on total deposits, which declined 3 basis points in 2014 to .19% The average rate paid on total certificates of deposit declined 7 basis points. Total average certificates of deposit declined $107.1 million, or 4.4%, but included an increase in long-term jumbo certificate of deposit balances of $159.4 million, which carry higher rates. Average rates paid on money market accounts also declined, partly offset by the impact of higher average balances, which increased $371.9 million, or 4.3% over 2013. Interest expense on borrowings increased $330 thousand, as the average rate paid grew by 3 basis points. The average rate paid on total interest bearing liabilities fell to .20% in 2014, compared to .23% in 2013.
During 2013, tax equivalent loan interest income declined $6.4 million from 2012 due to a 50 basis point decrease in average rates earned, offset by a $932.3 million, or 9.9%, increase in average loan balances. The average tax equivalent rate earned on the loan portfolio was 4.32% in 2013 compared to 4.82% in 2012. The lower rates depressed interest income by $49.1 million; however, the higher average balances contributed interest income of $42.8 million, which together resulted in a $6.4 million net decrease in interest income. The largest decline occurred in business real estate loan interest, which decreased $6.1 million as a result of a decline in rates of 39 basis points, partly offset by a $57.8 million, or 2.6% increase in average balances. Interest on revolving home equity loans decreased $1.8 million due to a $21.8 million decline in average balances coupled with a 21 basis point decrease in average rates. Higher levels of interest were earned on business, personal real estate and consumer loans, which increased $834 thousand, $711 thousand, and $897 thousand, respectively. These increases were due to higher average balances, which increased 13.6% in business, 12.7% in personal real estate and 21.7% in consumer loans, partly offset by lower average rates earned. Average consumer loan balances increased $256.7 million, which was mainly the result of increases of $196.2 million in passenger vehicle loans and $88.7 million in fixed rate home equity loans. These increases were partially offset by an $82.9 million decrease in marine and RV loans. Interest earned on consumer credit card loans decreased by $809 thousand due to a 44 basis point decrease in the average rate earned, partly offset by the impact of a $21.8 million increase in average balances.

Tax equivalent interest income on investment securities decreased by $21.9 million in 2013 due to a 25 basis point decrease in average rates earned on these investments, while total average balances increased only slightly. The average rate earned on the total investment securities portfolio declined from 2.55% in 2012 to 2.30% in 2013. Interest income on mortgage-backed securities decreased $20.0 million in 2013 mainly due to a $665.0 million, or 17.3%, decline in average balances. Other declines occurred in interest on asset-backed securities (down $4.5 million) and U.S. government and federal agency obligations (down $3.5 million)due to rate declines, partly offset by higher average balances. The decline in interest on U.S. government obligations was largely due to a decrease of $3.2 million in inflation-adjusted interest on TIPS. Interest income on state and municipal obligations and government-sponsored enterprise obligations increased $4.5 million and $3.0 million, respectively, due to higher average invested balances, partly offset by declines in rates earned. State and municipal average balances rose $240.9 million, or 17.5%, offset by a rate decline of 31 basis points. Government-sponsored enterprise obligations rose $193.3 million, or 63.0%, offset by a rate decline of 11 basis points. Interest on long-term securities purchased under agreements to resell increased $1.9 million in 2013 compared to the prior year due to a $282.0 million increase in average balances, partly offset by a decrease in the average rate earned of 35 basis points.

During 2013, interest expense on deposits decreased $7.0 million compared to 2012. This was the result of lower overall rates paid on total deposits, which declined 8 basis points in 2013 to .22%. Average rates paid on money market accounts declined 7 basis points, and rates paid on certificates of deposit declined 15 basis points. The resulting declines in interest expense were partly offset by the impact of higher average balances of money market accounts, which increased $579.1 million, or 7.1% over 2012. Interest expense on borrowings declined slightly due to lower average rates paid. The average rate paid on total interest bearing liabilities decreased to .23% compared to .30% in 2012.
Provision for Loan Losses
The provision for loan losses totaled $29.5 million in 2014, which represented an increase of $9.2 million over the 2013 provision of $20.4 million. Net loan charge-offs for the year totaled $34.5 million compared with $31.4 million in 2013, or an increase of $3.2 million. The increase in net loan charge-offs over the previous year was mainly the result of higher construction, business, and consumer loan losses, which increased $3.2 million, $1.3 million and $1.3 million, respectively. These increases were partly offset by lower losses on revolving home equity, personal real estate, and business real estate loans. The allowance for loan losses totaled $156.5 million at December 31, 2014, a decrease of $5.0 million compared to the prior year, and represented 1.36% of outstanding loans. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2014	2013	2012	'14-'13	'13-'12
Bank card transaction fees	$175,806	$166,627	$154,197	5.5%	8.1%
Trust fees	112,158	102,529	94,679	9.4	8.3
Deposit account charges and other fees	78,680	79,017	79,485	(.4)	(.6)
Capital market fees	12,667	14,133	21,066	(10.4)	(32.9)
Consumer brokerage services	12,006	11,006	10,162	9.1	8.3
Loan fees and sales	5,108	5,865	6,037	(12.9)	(2.8)
Other	39,553	39,209	34,004.9		15.3
Total non-interest income	$435,978	$418,386	$399,630	4.2%	4.7%
Non-interest income as a % of total revenue*	41.3%	40.3%	38.4%
Total revenue per full-time equivalent employee	$222.6	$219.5	$220.8

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income totaled $436.0 million, an increase of $17.6 million, or 4.2%, compared to $418.4 million in 2013. Bank card fees increased $9.2 million, or 5.5%, over the prior year, as a result of a $7.2 million, or 8.9%, increase in corporate card fees, which totaled $87.8 million this year. Debit card fees grew $1.7 million, or 4.8%, to $37.2 million, while credit card fees increased 2.3% over last year and totaled $24.0 million. Trust fee income increased $9.6 million, or 9.4%, as a result of continued solid growth in both personal and institutional trust fees. The market value of total customer trust assets (on which fees are charged) totaled $39.0 billion at year end 2014 and grew 10.8% over year end 2013. Deposit account fees declined $337 thousand, or .4%, due to lower overdraft and return item fees of $1.3 million, mostly offset by higher account service charges and corporate cash management fees of $635 thousand and $332 thousand, respectively. Overdraft fees comprised 37.7% of total deposit fees in 2014, down from 39.2% in 2013, while corporate cash management fees comprised 42.6% of total deposit fees in 2014, compared to 42.0% in 2013. Capital market fees decreased $1.5 million, or 10.4%, as a result of continued weak demand, while loan fees and sales declined $757 thousand, or 12.9%, due to lower loan commitment fees. Consumer brokerage services revenue increased $1.0 million, or 9.1%, due to growth in advisory fees. Other income increased $344 thousand and included a gain of $2.1 million on the sale of three retail branches in the third quarter of 2014, coupled with higher operating lease revenue and other fee revenue related to the settlement of certain litigation. These increases were partly offset by lower net gains on bank properties sold or held for sale during the period, in addition to lower tax credit sales revenue.

During 2013, non-interest income increased $18.8 million, or 4.7%, over 2012 to $418.4 million. Bank card fees increased $12.4 million, or 8.1%, over 2012, as a result of continued growth in corporate card fees of $9.9 million, or 13.9%. In addition, higher transaction volumes resulted in growth of 3.3% in merchant fees, while credit card fees also increased by 3.8%. Corporate card, merchant card and credit card fees for 2013 totaled $80.6 million, $27.1 million and $23.4 million, respectively. Trust fee income increased $7.9 million, or 8.3%, resulting mainly from growth in personal and institutional trust fees. The market value of total customer trust assets totaled $35.2 billion at year end 2013 and grew 16.4% over year end 2012. Deposit account fees decreased $468 thousand, or .6%, primarily due to a decline in overdraft and return item fees of $3.4 million. This decline was mainly the result of a new posting routine on debit card transactions which took effect in February 2013. Partly offsetting this effect was an increase of $3.0 million in various other deposit fees and cash management fees. Capital market fees decreased $6.9 million, or 32.9%, compared to 2012 as customer demand for fixed-income securities was weak in 2013. Consumer brokerage services revenue increased $844 thousand, or 8.3%, due to higher advisory fee income, while loan fees and sales revenue decreased $172 thousand, or 2.8%, due to a decline in loan commitment fees. Other non-interest income increased by $5.2 million, or 15.3%, as a result of a $3.0 million fair value loss recorded in 2012 on an office building which was held for sale, and net gains of $1.4 million were recorded during 2013 on sales of five retail branch facilities no longer in use. In addition, higher swap and foreign exchange fees were recorded in 2013.

Investment Securities Gains (Losses), Net

(In thousands)	2014	2013	2012
Available for sale:
Common stock	$1,570	$1,375	$—
U.S. government bonds	(5,197)	—	—
Municipal bonds	—	126	16
Agency mortgage-backed bonds	—	—	342
OTTI losses on non-agency mortgage-backed bonds	(1,365)	(1,284)	(1,490)
Non-marketable:
Private equity investments	19,116	(4,642)	5,960
Total investment securities gains (losses), net	$14,124	$(4,425)	$4,828

Net gains and losses on investment securities during 2014, 2013 and 2012 are shown in the table above. Included in these amounts are gains and losses arising from sales of bonds from the Company’s available for sale portfolio, including credit-related losses on debt securities identified as other-than-temporarily impaired. Also shown are gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portions of the gains and losses that are attributable to minority interests are reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $180 thousand in 2014, income of $1.1 million in 2013 and expense of $1.3 million 2012.
Net securities gains of $14.1 million were recorded in 2014, which included $19.1 million in gains relating to the private equity investment portfolio. These gains included $19.6 million related to the sale of an investment which had been held by the Company for many years, partly offset by fair value losses on other investments in this portfolio. During 2014, the Company also sold $36.2 million of U.S. Treasury inflation-protected bonds, realizing a loss of $5.2 million, and recorded a $1.6 million gain upon the donation of appreciated common stock. Also included in net losses were credit-related impairment losses of $1.4 million on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $54.6 million at December 31, 2014, compared to $70.4 million at December 31, 2013.
Net securities losses of $4.4 million were recorded in 2013, compared to net gains of $4.8 million in 2012. In both years, these gains and losses were comprised mainly of fair value adjustments in the private equity investment portfolio, coupled with losses in the available for sale portfolio relating to other-than-temporary impairment (OTTI). In 2013, a gain of $1.4 million relating to the donation of appreciated common stock was also recorded.

Non-Interest Expense

				% Change
(Dollars in thousands)	2014	2013	2012	'14-'13	'13-'12
Salaries	$322,631	$310,179	$302,675	4.0%	2.5%
Employee benefits	61,469	56,688	58,224	8.4	(2.6)
Net occupancy	45,825	45,639	45,534.4		.2
Equipment	18,375	18,425	20,147	(.3)	(8.5)
Supplies and communication	22,432	22,511	22,321	(.4)	.9
Data processing and software	78,980	78,245	73,798.9		6.0
Marketing	15,676	14,176	15,106	10.6	(6.2)
Deposit insurance	11,622	11,167	10,438	4.1	7.0
Other	80,765	72,603	70,226	11.2	3.4
Total non-interest expense	$657,775	$629,633	$618,469	4.5%	1.8%
Efficiency ratio	62.1%	60.5%	59.3%
Salaries and benefits as a % of total non-interest expense	58.4%	58.3%	58.4%
Number of full-time equivalent employees	4,744	4,727	4,708

Non-interest expense was $657.8 million in 2014, an increase of $28.1 million, or 4.5%, over the previous year. Salaries and benefits expense increased $17.2 million, or 4.7%, mainly due to higher full-time salaries expense and medical plan costs, which the Company self insures. Growth in salaries expense resulted partly from staffing additions in commercial banking, wealth, commercial card and IT departments. Full-time equivalent employees totaled 4,744 at December 31, 2014, an increase of .4% over 2013. Occupancy expense increased $186 thousand, or .4%, while equipment expense and supplies and communication expense both declined slightly. Data processing and software expense increased $735 thousand, or .9%, mainly due to higher software licensing and bank card processing expense. Marketing expense increased $1.5 million, or 10.6%, mainly due to lower advertising activities during 2013, and deposit insurance expense increased $455 thousand, or 4.1% due to higher deposit balances. Other non-interest expense increased $8.2 million, or 11.2% over the prior year. The increase resulted from a $2.1 million increase in bank card rewards costs and higher costs for operating lease depreciation, coupled with a prior year $2.0 million reimbursement from the Company's bank card processor and gains of $3.1 million on sales of foreclosed properties during 2013. These effects were partly offset by the current year recovery of $1.7 million from the settlement of past litigation and letter of credit provisions in the prior year totaling $2.8 million. The Summit acquisition in September 2013 also contributed to the overall increase in total non-interest expense, as costs relating to those operations rose $1.7 million in 2014 (the first full year of such costs) compared to 2013.

In 2013, non-interest expense was $629.6 million, an increase of $11.2 million, or 1.8%, over 2012. Salaries and benefits expense increased by $6.0 million, or 1.7%, mainly due to higher full-time salaries expense, partly offset by lower medical and incentives expense. Growth in salaries expense resulted partly from staffing costs associated with the Summit acquisition, coupled with staffing additions in commercial banking, wealth and commercial card. Full-time equivalent employees totaled 4,727 at December 31, 2013, an increase of .4%. Occupancy expense increased $105 thousand, or .2%, while supplies and communication expense increased $190 thousand, or .9%. Equipment expense decreased $1.7 million, or 8.5%, due to lower depreciation expense. Data processing and software expense increased $4.4 million, or 6.0%, mainly due to higher bank card processing expense and data processing termination fees relating to the Summit acquisition. Marketing expense declined $930 thousand, or 6.2%, while deposit insurance increased $729 thousand, or 7.0%. Other non-interest expense increased $2.4 million, or 3.4%, over 2012, resulting mainly from an increase of $4.0 million in legal and professional fees, provisions of $2.8 million on letter of credit exposures, contribution expense of $1.5 million on appreciated stock, and higher travel and entertainment expense. These expense increases were partly offset by gains of $3.1 million on sales of foreclosed property in 2013, in addition to a 2012 charge of $5.2 million related to certain Visa-related interchange litigation that did not reoccur in 2013.

Income Taxes
Income tax expense was $120.2 million in 2014, compared to $122.2 million in 2013 and $127.2 million in 2012. The effective tax rate, including the effect of non-controlling interest, was 31.5% in 2014 compared to 31.9% in 2013 and 32.1% in 2012. The Company’s effective tax rates in the years noted above were lower than the federal statutory rate of 35% mainly due to tax-exempt interest on state and local municipal obligations. Additional information about income tax expense is provided in Note 9 to the consolidated financial statements.

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

	Balance at December 31
(In thousands)	2014	2013	2012	2011	2010
Commercial:
Business	$3,969,952	$3,715,319	$3,134,801	$2,808,265	$2,957,043
Real estate — construction and land	403,507	406,197	355,996	386,598	460,853
Real estate — business	2,288,215	2,313,550	2,214,975	2,180,100	2,065,837
Personal banking:
Real estate — personal	1,883,092	1,787,626	1,584,859	1,428,777	1,440,386
Consumer	1,705,134	1,512,716	1,289,650	1,114,889	1,164,327
Revolving home equity	430,873	420,589	437,567	463,587	477,518
Consumer credit card	782,370	796,228	804,245	788,701	831,035
Overdrafts	6,095	4,611	9,291	6,561	13,983
Total loans	$11,469,238	$10,956,836	$9,831,384	$9,177,478	$9,410,982

The contractual maturities of loan categories at December 31, 2014, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Business	$2,077,663	$1,510,400	$381,889	$3,969,952
Real estate — construction and land	237,429	130,794	35,284	403,507
Real estate — business	491,885	1,457,858	338,472	2,288,215
Real estate — personal	151,947	501,513	1,229,632	1,883,092
Total business and real estate loans	$2,958,924	$3,600,565	$1,985,277	8,544,766
Consumer (1)				1,705,134
Revolving home equity (2)				430,873
Consumer credit card (3)				782,370
Overdrafts				6,095
Total loans				$11,469,238
Loans with fixed rates	$640,670	$2,167,369	$1,142,800	$3,950,839
Loans with floating rates	2,318,254	1,433,196	842,477	4,593,927
Total business and real estate loans	$2,958,924	$3,600,565	$1,985,277	$8,544,766

(1)	Consumer loans with floating rates totaled $216.7 million.

(2)	Revolving home equity loans with floating rates totaled $430.8 million.
(3) Consumer credit card loans with floating rates totaled $668.6 million.

Total loans at December 31, 2014 were $11.5 billion, an increase of $512.4 million, or 4.7%, over balances at December 31, 2013. The growth in loans during 2014 occurred in business, personal real estate and consumer loan categories, while declines occurred in business real estate and consumer credit card loan categories. Business loans increased $254.6 million, or 6.9%, reflecting growth in commercial and industrial loans, lease loans, corporate card loans and tax-advantaged lending. Business real estate loans decreased $25.3 million, or 1.1%, due to lower totals of owner-occupied loans during 2014. Construction loans decreased slightly due to a decline in commercial construction loans, mostly offset by increased activity in residential construction. Personal real estate loans increased $95.5 million, or 5.3%, as an improved economy and continued low rates helped spur demand. Consumer loans were higher by $192.4 million, or 12.7%, as demand for automobile and other consumer loans remained solid, while marine and recreational vehicle loan balances continued to run off during the year. Revolving home equity loan balances saw a moderate increase of $10.3 million, or 2.4%. Consumer credit card loans decreased by $13.9 million, or 1.7%, as borrowers remained conservative in their use of these card plans.

The Company currently generates approximately 29% of its loan portfolio in the St. Louis market, 28% in the Kansas City market, and 43% in other regional markets. The portfolio is diversified from a business and retail standpoint, with 58% in loans to businesses and 42% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. At December 31, 2014, the balance of SNC loans totaled approximately $508.0 million, with an additional $1.2 billion in unfunded commitments, compared to $406.3 million in loans and $1.2 billion in commitments at December 31, 2013.

Commercial Loans
Business
Total business loans amounted to $4.0 billion at December 31, 2014 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax-advantaged financings which carry tax free interest rates. These loans totaled $727.5 million at December 31, 2014, which was a 3.2% increase over December 31, 2013 balances, and comprised 6.3% of the Company's total loan portfolio. The business loan portfolio also includes direct financing and sales type leases totaling $413.0 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases increased $44.2 million, or 12.0%, over 2013 and comprised 3.6% of the Company’s total loan portfolio. Also included in this portfolio are corporate card loans, which totaled $212.2 million at December 31, 2014. These loans, which increased by $22.6 million, or 11.9% in 2014, are made in conjunction with the Company’s corporate card business, and assist businesses in shifting from paper checks to a credit card payment system in order to automate payment processes. These loans are generally short-term, with outstanding balances averaging between 7 to 13 days in duration, which helps to limit risk in these loans.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, healthcare, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $465 thousand in 2014, while net loan recoveries of $867 thousand were recorded in 2013. Non-accrual business loans were $11.6 million (.3% of business loans) at both December 31, 2014 and 2013.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $403.5 million at December 31, 2014 and comprised 3.5% of the Company’s total loan portfolio. These loans are predominantly made to businesses in local markets. Commercial construction and land development loans totaled $213.4 million, or 52.9% of total construction loans at December 31, 2014. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger, speculative commercial properties remains low. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2014 totaled $190.1 million, or 47.1% of total construction loans. The largest percentage of residential construction and land development loans is for projects located in the Kansas City and St. Louis metropolitan areas. A stable market has contributed to improved loss trends, with net loan recoveries of $1.5 million and $4.7 million recorded in 2014 and 2013, respectively. Construction and land loans on non-accrual status declined to $5.2 million at year end 2014 compared to $10.2 million at year end 2013.

Real Estate-Business
Total business real estate loans were $2.3 billion at December 31, 2014 and comprised 20.0% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, churches, and other commercial properties. Emphasis is placed on owner-occupied lending (44.4% of this portfolio), which presents lower risk levels. The borrowers and/or the properties are generally located in local and regional markets. Additional information about loans by category is presented on page 33. At December 31, 2014, non-accrual balances amounted to $17.9 million, or .8% of the loans in this category, down from $19.8 million at year end 2013. The Company experienced net charge-offs of $427 thousand in 2014 compared to net charge-offs of $952 thousand in 2013.

Personal Banking Loans
Real Estate-Personal
At December 31, 2014, there were $1.9 billion in outstanding personal real estate loans, which comprised 16.4% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company traditionally retained adjustable rate mortgage loans, and in recent years retained all fixed rate loans as directed by its Asset/Liability Management Committee. The Company originates its loans and does not purchase any from outside parties or brokers. Further, it has never maintained or promoted subprime or reduced-document products. At December 31, 2014, 32% of the portfolio was comprised of adjustable rate loans while 68% was comprised of fixed rate loans. Levels of mortgage loan origination activity decreased in 2014 compared to 2013, with originations of $344 million in 2014 compared with $410 million in 2013, as refinance activity declined. However, the 2014 originations outpaced slowing prepayment speeds, resulting in overall growth of 5.3%. The Company has experienced lower loan losses in this category than many others in the industry and believes this is partly because of its conservative underwriting culture, stable markets, and the fact that it does not offer subprime lending products or purchase loans from brokers. Net loan charge-offs for 2014 amounted to $527 thousand, compared to $1.2 million in the previous year. The non-accrual balances of loans in this category increased to $6.2 million at December 31, 2014, compared to $5.1 million at year end 2013.

Consumer
Consumer loans consist of auto, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, and other consumer installment loans. These loans totaled $1.7 billion at year end 2014. Approximately 60% of consumer loans outstanding were originated indirectly from auto and other dealers, while the remaining 40% were direct loans made to consumers. Approximately 56% of the consumer portfolio consists of loans secured by passenger vehicles, 17% in fixed rate home equity loans, and 11% in marine and RV loans. As mentioned above, total consumer loans increased by $192.4 million in 2014, mainly the result of growth in loans collateralized by passenger vehicles (mainly automobiles) of $208.3 million, or 28%. Growth of $38.0 million in other consumer loans and $7.0 million in fixed rate home equity loans was offset by the run-off of $60.9 million in marine and RV loans. Net charge-offs on consumer loans were $8.8 million in 2014 compared to $7.5 million in 2013. Net charge-offs were .5% of average consumer loans in both 2014 and 2013. Consumer loan net charge-offs included marine and RV loan net charge-offs of $2.4 million, which were 1.1% of average marine and RV loans in 2014, compared to 1.3% in 2013.

Revolving Home Equity
Revolving home equity loans, of which 99% are adjustable rate loans, totaled $430.9 million at year end 2014. An additional $681.5 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net charge-offs totaled only $40 thousand in 2014, compared to $986 thousand in 2013.

Consumer Credit Card
Total consumer credit card loans amounted to $782.4 million at December 31, 2014 and comprised 6.8% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 58% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. At December 31, 2014, approximately 85% of the outstanding credit card loan balances had a floating interest rate, compared to 82% in the prior year. Net charge-offs amounted to $24.7 million in 2014, a decrease of $399 thousand from $25.1 million in 2013. The ratio of credit card loan net charge-offs to total average credit card loans was 3.3% in both 2014 and 2013. These ratios mirror bank industry averages, which are at the lowest levels in 8 years.

Allowance for Loan Losses
The Company has an established process to determine the amount of the allowance for loan losses which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of a specific allowance component based on certain individually evaluated loans and a general component based on estimates of reserves needed for pools of loans.

Loans subject to individual evaluation generally consist of business, construction, business real estate and personal real estate loans on non-accrual status, and include troubled debt restructurings that are on non-accrual status. These non-accrual loans are evaluated individually for impairment based on factors such as payment history, borrower financial condition and collateral. For collateral dependent loans, appraisals of collateral (including exit costs) are normally obtained annually but discounted based on date last received and market conditions. From these evaluations of expected cash flows and collateral values, specific allowances are determined.
Loans which are not individually evaluated are segregated by loan type and sub-type and are collectively evaluated. These loans include commercial loans (business, construction and business real estate) which have been graded pass, special mention or substandard, and all personal banking loans except personal real estate loans on non-accrual status. Collectively-evaluated loans include certain troubled debt restructurings with similar risk characteristics. Allowances for both personal banking and commercial loans use methods which consider historical and current loss trends, loss emergence periods, delinquencies, industry concentrations and unique risks. Economic conditions throughout the Company's market place, as monitored by Company credit officers, are also considered in the allowance determination process.
The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rest upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in delinquencies, portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company’s senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The Company’s subsidiary bank continues to be subject to examination by several regulatory agencies, and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. Refer to Note 1 to the consolidated financial statements for additional discussion on the allowance and charge-off policies.

At December 31, 2014, the allowance for loan losses was $156.5 million compared to $161.5 million at December 31, 2013. Total loans delinquent 90 days or more and still accruing were $13.7 million at December 31, 2014, a decrease of $308 thousand compared to year end 2013. Non-accrual loans at December 31, 2014 were $40.8 million, a decrease of $8.0 million from the prior year. The 2014 year end balance was comprised of $17.9 million of business real estate loans, $11.6 million of business loans, $6.2 million of personal real estate loans and $5.2 million of construction loans. The percentage of allowance to loans decreased to 1.36% at December 31, 2014 compared to 1.47% at year end 2013 as a result of loan growth and a decline of $5.0 million in the allowance. The percentage of allowance to non-accrual loans was 384% at December 31, 2014, compared to 331% at December 31, 2013.

Net loan charge-offs totaled $34.5 million in 2014, representing a $3.2 million increase compared to net charge-offs of $31.4 million in 2013. Net charge-offs on business loans were $465 thousand in 2014, an increase of $1.3 million compared to net recoveries of $867 thousand in 2013. Net charge-offs on consumer loans increased $1.3 million to $8.8 million in 2014, compared to net charge-offs of $7.5 million in 2013. Net recoveries on construction and land loans declined $3.2 million to $1.5 million in 2014, compared to $4.7 million in 2013. These increases in net charge-offs were partly offset by charge-off declines in other loan categories. Net charge-offs on business real estate loans decreased to $427 thousand in 2014, compared to net charge-offs of $952 thousand in 2013. Net charge-offs on consumer credit card loans decreased $399 thousand to $24.7 million in 2014, compared to $25.1 million in 2013, and consumer credit card net charge-offs declined to 3.28% of average consumer credit card loans in 2014 compared to 3.34% in 2013. Consumer credit card loan charge-offs as a percentage of total net charge-offs declined to 71.6% in 2014 compared to 80.1% in 2013, as slightly lower consumer credit card charge-offs offset higher overall net charge-offs in other loan categories. Lower net charge-offs also occurred in revolving home equity and personal real estate loans, which declined $946 thousand and $700 thousand respectively.

The ratio of net charge-offs to total average loans outstanding in 2014 was .31% compared to .30% in 2013 and .42% in 2012. The provision for loan losses in 2014 was $29.5 million, compared to provisions of $20.4 million in 2013 and $27.3 million in 2012.

The Company considers the allowance for loan losses of $156.5 million adequate to cover losses inherent in the loan portfolio at December 31, 2014.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2014	2013	2012	2011	2010
Loans outstanding at end of year(A)	$11,469,238	$10,956,836	$9,831,384	$9,177,478	$9,410,982
Average loans outstanding(A)	$11,260,233	$10,311,654	$9,379,316	$9,222,568	$9,698,670
Allowance for loan losses:
Balance at beginning of year	$161,532	$172,532	$184,532	$197,538	$194,480
Additions to allowance through charges to expense	29,531	20,353	27,287	51,515	100,000
Loans charged off:
Business	2,646	1,869	2,809	6,749	8,550
Real estate — construction and land	794	621	1,244	7,893	15,199
Real estate — business	1,108	2,680	7,041	4,176	4,780
Real estate — personal	844	1,570	2,416	3,217	2,484
Consumer	12,214	11,029	12,288	16,052	24,587
Revolving home equity	783	1,200	2,044	1,802	2,014
Consumer credit card	32,424	33,206	33,098	39,242	54,287
Overdrafts	1,960	2,024	2,221	2,254	2,672
Total loans charged off	52,773	54,199	63,161	81,385	114,573
Recoveries of loans previously charged off:
Business	2,181	2,736	5,306	1,761	3,964
Real estate — construction and land	2,323	5,313	1,527	943	193
Real estate — business	681	1,728	1,933	613	722
Real estate — personal	317	343	990	445	428
Consumer	3,409	3,489	4,161	3,896	4,108
Revolving home equity	743	214	240	135	39
Consumer credit card	7,702	8,085	8,623	7,625	6,556
Overdrafts	886	938	1,094	1,446	1,621
Total recoveries	18,242	22,846	23,874	16,864	17,631
Net loans charged off	34,531	31,353	39,287	64,521	96,942
Balance at end of year	$156,532	$161,532	$172,532	$184,532	$197,538
Ratio of allowance to loans at end of year	1.36%	1.47%	1.75%	2.01%	2.10%
Ratio of provision to average loans outstanding	.26%	.20%	.29%	.56%	1.03%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.

	Years Ended December 31
	2014	2013	2012	2011	2010
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	.01%	(.03)%	(.08)%	.17%	.16%
Real estate — construction and land	(.37)	(1.24)	(.08)	1.66	2.69
Real estate — business	.02	.04	.23	.17	.20
Real estate — personal	.03	.07	.09	.19	.14
Consumer	.54	.52	.69	1.09	1.64
Revolving home equity	.01	.23	.40	.36	.41
Consumer credit card	3.28	3.34	3.35	4.23	6.28
Overdrafts	21.97	18.04	18.40	11.62	14.42
Ratio of total net charge-offs to total average loans outstanding	.31%	.30%	.42%	.70%	1.00%

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end.

(Dollars in thousands)	2014		2013		2012		2011		2010
	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans
Business	$40,881	34.6%	$43,146	33.9%	$47,729	31.9%	$49,217	30.5%	$47,534	31.4%
RE — construction and land	13,584	3.5	18,617	3.7	20,555	3.6	28,280	4.2	21,316	4.9
RE — business	35,157	20.0	32,426	21.1	37,441	22.5	45,000	23.8	51,096	22.0
RE — personal	7,343	16.4	4,490	16.3	3,937	16.1	3,701	15.6	4,016	15.3
Consumer	16,822	14.9	15,440	13.8	15,165	13.1	15,369	12.1	19,449	12.4
Revolving home equity	2,472	3.7	3,152	3.8	4,861	4.5	2,220	5.1	2,502	5.1
Consumer credit card	39,541	6.8	43,360	7.3	41,926	8.2	39,703	8.6	50,532	8.8
Overdrafts	732.1		901.1		918.1		1,042.1		1,093.1
Total	$156,532	100.0%	$161,532	100.0%	$172,532	100.0%	$184,532	100.0%	$197,538	100.0%

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

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2014	2013	2012	2011	2010
Total non-accrual loans	$40,775	$48,814	$51,410	$75,482	$85,275
Real estate acquired in foreclosure	5,476	6,625	13,453	18,321	12,045
Total non-performing assets	$46,251	$55,439	$64,863	$93,803	$97,320
Non-performing assets as a percentage of total loans	.40%	.51%	.66%	1.02%	1.03%
Non-performing assets as a percentage of total assets	.19%	.24%	.29%	.45%	.53%
Total past due 90 days and still accruing interest	$13,658	$13,966	$15,347	$14,958	$20,466

The table below shows the effect on interest income in 2014 of loans on non-accrual status at year end.

(In thousands)
Gross amount of interest that would have been recorded at original rate	$3,879
Interest that was reflected in income	272
Interest income not recognized	$3,607

Non-accrual loans, which are also classified as impaired, totaled $40.8 million at year end 2014, a decrease of $8.0 million from the balance at year end 2013. At December 31, 2014, non-accrual loans were comprised primarily of business real estate loans (43.8%) and business loans (28.4%). Foreclosed real estate decreased $1.1 million to a total of $5.5 million at year end 2014. Total non-performing assets remain low compared to the overall banking industry in 2014, with the non-performing loans to total loans ratio at .36% at December 31, 2014. Loans past due 90 days and still accruing interest decreased $308 thousand at year end 2014 compared to 2013. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $81.2 million at December 31, 2014 compared with $98.3 million at December 31, 2013, resulting in a decrease of $17.2 million, or 17.4%. The change in potential problem loans was largely due to decreases of $13.2 million in construction and land real estate loans and $5.2 million in business real estate loans.

	December 31
(In thousands)	2014	2013
Potential problem loans:
Business	$23,919	$23,691
Real estate – construction and land	8,654	21,812
Real estate – business	45,140	50,349
Real estate – personal	3,469	2,486
Total potential problem loans	$81,182	$98,338

At December 31, 2014, there were approximately $64.4 million loans outstanding whose terms had been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 3 to the consolidated financial statements. This balance includes certain commercial loans totaling $21.8 million which are classified as substandard and included in the table above because of this classification.

Loans with Special Risk Characteristics
Management relies primarily on an internal risk rating system, in addition to delinquency status, to assess risk in the loan portfolio, and these statistics are presented in Note 3 to the consolidated financial statements. However, certain types of loans are considered at high risk of loss due to their terms, location, or special conditions. Construction and land loans and business real estate loans are subject to higher risk because of the impact that low rates and the economy can have on real estate value, and because of the potential volatility of the real estate industry. Certain personal real estate products (residential first mortgages and home equity loans) have contractual features that could increase credit exposure in a market of declining real estate prices, when interest rates are steadily increasing, or when a geographic area experiences an economic downturn. For these personal real estate loans, higher risks could exist when 1) loan terms require a minimum monthly payment that covers only interest, or 2) loan-to-collateral value (LTV) ratios at origination are above 80%, with no private mortgage insurance. Information presented below for personal real estate and home equity loans is based on LTV ratios which were calculated with valuations at loan origination date. The Company does not attempt to obtain updated appraisals or valuations unless the loans become significantly delinquent or are in the process of being foreclosed upon. For credit monitoring purposes, the Company relies on delinquency monitoring along with obtaining refreshed FICO scores, and in the case of home equity loans, reviewing line utilization and credit bureau information annually. This has remained an effective means of evaluating credit trends and identifying problem loans, partly because the Company offers standard, conservative lending products.

Real Estate - Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 3.5% of total loans outstanding at December 31, 2014.

(Dollars in thousands)	December 31, 2014	% of Total	% of Total Loans	December 31, 2013	% of Total	% of Total Loans
Residential land and land development	$82,072	20.3%	.7%	$79,273	19.5%	.7%
Residential construction	108,058	26.8	1.0	86,043	21.2	.8
Commercial land and land development	62,379	15.5	.5	77,444	19.1	.7
Commercial construction	150,998	37.4	1.3	163,437	40.2	1.5
Total real estate – construction and land loans	$403,507	100.0%	3.5%	$406,197	100.0%	3.7%

Real Estate – Business Loans
Total business real estate loans were $2.3 billion at December 31, 2014 and comprised 20.0% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 44% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	December 31, 2014	% of Total	% of Total Loans	December 31, 2013	% of Total	% of Total Loans
Owner-occupied	$1,017,099	44.4%	8.9%	$1,074,074	46.4%	9.8%
Retail	305,296	13.3	2.7	271,228	11.7	2.5
Office	230,798	10.1	2.1	265,352	11.5	2.4
Multi-family	200,295	8.8	1.7	178,524	7.7	1.6
Hotels	158,348	6.9	1.4	151,483	6.5	1.4
Farm	151,788	6.6	1.3	138,842	6.0	1.3
Industrial	94,266	4.2	.8	89,045	3.9	.8
Other	130,325	5.7	1.1	145,002	6.3	1.3
Total real estate - business loans	$2,288,215	100.0%	20.0%	$2,313,550	100.0%	21.1%

Real Estate - Personal Loans
The Company’s $1.9 billion personal real estate loan portfolio is composed of first mortgages on residential real estate. The majority of this portfolio is comprised of approximately $1.6 billion of loans made to the retail customer base and includes both adjustable rate and fixed rate mortgage loans. As shown in Note 3 to the consolidated financial statements, 4.5% of the retail-based portfolio has FICO scores of less than 660, and delinquency levels have been low. Loans of approximately $17.2 million in this portfolio were structured with interest only payments. Interest only loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan, and, therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount.  A small portion of the total portfolio is composed of personal real estate loans made to commercial customers, which totaled $244.3 million at December 31, 2014.

The following table presents information about the retail-based personal real estate loan portfolio for 2014 and 2013.

	2014		2013
(Dollars in thousands)	Principal Outstanding at December 31	% of Loan Portfolio	Principal Outstanding at December 31	% of Loan Portfolio
Loans with interest only payments	$17,159	1.0%	$15,849	1.0%
Loans with no insurance and LTV:
Between 80% and 90%	80,897	4.9	80,431	5.2
Between 90% and 95%	27,707	1.7	27,158	1.8
Over 95%	35,233	2.1	38,518	2.5
Over 80% LTV with no insurance	143,837	8.7	146,107	9.5
Total loan portfolio from which above loans were identified	1,643,227		1,546,768

Revolving Home Equity Loans
The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (94.1%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the following tables, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. The weighted average FICO score for the total current portfolio balance is 769. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit, or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. Over the next three years, approximately 44% of the Company's current outstanding balances are expected to mature. Of these balances, 84% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

(Dollars in thousands)	Principal Outstanding at December 31, 2014	*	New Lines Originated During 2014	*	Unused Portion of Available Lines at December 31, 2014	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$405,298	94.1%	$156,286	36.3%	$664,160	154.1%	$1,798.4%
Loans with LTV:
Between 80% and 90%	40,301	9.4	18,257	4.2	38,592	9.0	238.1
Over 90%	22,799	5.2	14,353	3.4	9,246	2.1	81	—
Over 80% LTV	63,100	14.6	32,610	7.6	47,838	11.1	319.1
Total loan portfolio from which above loans were identified	430,873		166,397		688,541
* Percentage of total principal outstanding of $430.9 million at December 31, 2014.

(Dollars in thousands)	Principal Outstanding at December 31, 2013	*	New Lines Originated During 2013	*	Unused Portion of Available Lines at December 31, 2013	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$394,714	93.8%	$147,645	35.1%	$656,679	156.1%	$4,284	1.0%
Loans with LTV:
Between 80% and 90%	42,162	10.0	10,767	2.6	36,274	8.6	284.1
Over 90%	12,212	2.9	1,941.4		10,312	2.5	163	—
Over 80% LTV	54,374	12.9	12,708	3.0	46,586	11.1	447.1
Total loan portfolio from which above loans were identified	420,589		157,197		686,105
* Percentage of total principal outstanding of $420.6 million at December 31, 2013.

Fixed Rate Home Equity Loans
In addition to the residential real estate mortgage loans and the revolving floating rate line product discussed above, the Company offers a third choice to those consumers desiring a fixed rate loan and a fixed maturity date. This fixed rate home equity loan, typically for home repair or remodeling, is an alternative for individuals who want to finance a specific project or purchase and decide to lock in a specific monthly payment over a defined period. Outstanding balances for these loans were $291.9 million and $284.9 million at December 31, 2014 and 2013, respectively. At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, less than 2% of this portfolio was comprised of interest only loans at both December 31, 2014 and 2013. The delinquency history on this product has been low, as balances over 30 days past due totaled only $1.3 million, or .4% of the portfolio, at year end 2014 and $3.5 million, or 1.2% of the portfolio, at year end 2013.

	2014				2013
(Dollars in thousands)	Principal Outstanding at December 31	*	New Loans Originated	*	Principal Outstanding at December 31	*	New Loans Originated	*
Loans with interest only payments	$3,400	1.2%	$2,015.7%		$5,246	1.8%	$6,530	2.3%
Loans with LTV:
Between 80% and 90%	60,924	20.9	23,397	8.0	52,355	18.4	30,893	10.8
Over 90%	19,472	6.6	6,129	2.1	20,589	7.2	11,652	4.1
Over 80% LTV	80,396	27.5	29,526	10.1	72,944	25.6	42,545	14.9
Total loan portfolio from which above loans were identified	291,891				284,867
* Percentage of total principal outstanding of $291.9 million and $284.9 million at December 31, 2014 and 2013, respectively.

Management does not believe these loans collateralized by real estate (fixed rate home equity, personal real estate, and revolving home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in 2014 of $909 thousand, $527 thousand and $40 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans, which are characterized as new loans to customers with FICO scores below 660. The Company does not purchase brokered loans.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines comprised mainly of loans secured by passenger vehicles, marine, and RVs. During 2014, $617.0 million of new vehicle loans were originated, compared to $507.7 million during 2013. Marine and RV loan production has been significantly curtailed in recent years with few new originations. The loss ratios experienced for marine and RV loans have been higher than for other consumer loan products, at 1.1% and 1.3% in 2014 and 2013, respectively. Balances over 30 days past due for marine and RV loans decreased $1.5 million at year end 2014 compared to 2013. The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2014 and 2013.

	2014			2013
(In thousands)	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due
Passenger vehicles	$958,270	$616,994	$8,801	$749,970	$507,678	$7,220
Marine	49,722	810	2,049	68,162	2,765	2,860
RV	142,492	1,445	3,612	184,969	11	4,317
Total	$1,150,484	$619,249	$14,462	$1,003,101	$510,454	$14,397

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at December 31, 2014 of $782.4 million in consumer credit card loans outstanding, approximately $163.7 million, or 20.9%, carried a low promotional rate. Within the next six months, $42.6 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Investment Securities Analysis
Investment securities are comprised of securities which are classified as available for sale, non-marketable, or trading. During 2014, total investment securities increased $506.7 million, or 5.6%, to $9.5 billion (excluding unrealized gains/losses) compared to $9.0 billion at the previous year end. During 2014, securities of $2.5 billion were purchased in the available for sale and non-marketable portfolios, which included $1.3 billion in asset-backed securities. Total sales, maturities and pay downs in these portfolios were $2.0 billion during 2014. During 2015, maturities and pay downs of approximately $1.8 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 2.30% in both 2014 and 2013.

At December 31, 2014, the fair value of available for sale securities was $9.5 billion, including a net unrealized gain in fair value of $137.3 million, compared to a net unrealized gain of $41.1 million at December 31, 2013. The overall unrealized gain in fair value at December 31, 2014 included gains of $70.3 million in agency mortgage-backed securities, $24.0 million in state and municipal obligations, $9.8 million in non-agency mortgage-backed securities, and $34.3 million in equity securities held by the Parent.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2014	2013
Amortized Cost
U.S. government and federal agency obligations	$497,336	$498,226
Government-sponsored enterprise obligations	968,574	766,802
State and municipal obligations	1,789,215	1,624,195
Agency mortgage-backed securities	2,523,377	2,743,803
Non-agency mortgage-backed securities	372,911	236,595
Asset-backed securities	3,090,174	2,847,368
Other debt securities	140,784	147,581
Equity securities	3,931	9,970
Total available for sale investment securities	$9,386,302	$8,874,540
Fair Value
U.S. government and federal agency obligations	$501,407	$505,696
Government-sponsored enterprise obligations	963,127	741,766
State and municipal obligations	1,813,201	1,619,171
Agency mortgage-backed securities	2,593,708	2,772,338
Non-agency mortgage-backed securities	382,744	246,983
Asset-backed securities	3,091,993	2,844,071
Other debt securities	139,161	141,757
Equity securities	38,219	43,898
Total available for sale investment securities	$9,523,560	$8,915,680

The available for sale portfolio includes agency mortgage-backed securities, which are collateralized bonds issued by agencies, including FNMA, GNMA, FHLMC, FHLB, Federal Farm Credit Banks and FDIC. Non-agency mortgage-backed securities totaled $382.7 million, at fair value, at December 31, 2014, and included Alt-A type mortgage-backed securities of $60.9 million and prime/jumbo loan type securities of $67.4 million. Certain of the non-agency mortgage-backed securities are other-than-temporarily impaired, and the processes for determining impairment and the related losses are discussed in Note 4 to the consolidated financial statements.

At December 31, 2014, U.S. government obligations included $501.3 million in U.S. Treasury inflation-protected securities, and state and municipal obligations included $95.1 million in auction rate securities, at fair value. Other debt securities include corporate bonds, notes and commercial paper. Available for sale equity securities are mainly comprised of common stock held by the Parent which totaled $37.4 million at December 31, 2014.

The types of debt securities held in the available for sale security portfolio at year end 2014 are presented in the table below. Additional detail by maturity category is provided in Note 4 to the consolidated financial statements.

	December 31, 2014
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	5.3%	1.14%	4.1	years
Government-sponsored enterprise obligations	10.2	1.82	5.4
State and municipal obligations	19.1	2.35	5.5
Agency mortgage-backed securities	27.3	2.69	3.3
Non-agency mortgage-backed securities	4.0	3.05	3.8
Asset-backed securities	32.6	.87	2.1
Other debt securities	1.5	2.20	5.3
*Based on call provisions and estimated prepayment speeds.

Non-marketable securities, which totaled $106.9 million at December 31, 2014, included $32.4 million in Federal Reserve Bank stock and $14.2 million in Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities also include private equity securities which are carried at estimated fair value.

The Company engages in private equity activities primarily through several private equity subsidiaries. These subsidiaries hold investments in various business entities, which are carried at fair value and totaled $57.6 million at December 31, 2014. In addition to investments held by its private equity subsidiaries, the Parent directly holds investments in several private equity concerns, which totaled $1.8 million at year end 2014. Most of the private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks. Most of the private equity investments are held by a subsidiary qualified as a Small Business Investment Company.

Non-marketable securities at year end for the past two years are shown below:

	December 31
(In thousands)	2014	2013
Debt securities	$32,793	$28,485
Equity securities	74,082	78,839
Total non-marketable investment securities	$106,875	$107,324

In addition to its holdings in the investment securities portfolio, the Company invests in long-term securities purchased under agreements to resell, which totaled $1.1 billion at December 31, 2014 and $1.2 billion at December 31, 2013. These investments mature in 2015 through 2017, and most have rates that fluctuate with published indices within a fixed range. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $1.1 billion in marketable investment securities at December 31, 2014. The average rate earned on these agreements during 2014 was 1.03%.

The Company also holds offsetting repurchase and resell agreements totaling $450.0 million and $300.0 million at December 31, 2014 and 2013, respectively, which are further discussed in Note 19 to the consolidated financial statements. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have been offset against each other in the balance sheet, as permitted under current accounting guidance. The agreements mature in 2015 through 2016 and earned an average of 59 basis points during 2014.

Deposits and Borrowings
Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $19.5 billion at December 31, 2014, compared to $19.0 billion last year, reflecting an increase of $428.4 million, or 2.2%. Most of this growth occurred in the fourth quarter of 2014.

Average deposits grew by $734.5 million, or 4.1%, in 2014 compared to 2013 with most of this growth occurring in business demand deposits, which increased $360.5 million, or 8.1%, and in money market deposits, which grew $371.9 million, or 4.3%. Total certificates of deposit fell on average by $107.1 million, or 4.4%, but included an increase of $159.4 million, or 25.9%, in long-term jumbo certificates of deposit.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2014	2013
Non-interest bearing	35.0%	35.4%
Savings, interest checking and money market	54.1	53.1
Time open and C.D.’s of less than $100,000	4.5	5.2
Time open and C.D.’s of $100,000 and over	6.4	6.3
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 76% of average earning assets in 2014 and 75% in 2013. Average balances by major deposit category for the last six years appear on page 52. A maturity schedule of time deposits outstanding at December 31, 2014 is included in Note 7 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. Total balances of federal funds purchased and repurchase agreements outstanding at year end 2014 were $1.9 billion, a $516.0 million increase over the $1.3 billion balance outstanding at year end 2013, primarily driven by higher balances of short-term repurchase agreements with several large customers. On an average basis, these borrowings decreased $37.0 million, or 2.9%, during 2014, with a decrease of $80.3 million in federal funds purchased partly offset with an increase of $43.3 million in repurchase agreements. The average rate paid on total federal funds purchased and repurchase agreements was .08% during 2014 and .06% during 2013.

The Company’s long-term debt is currently comprised of fixed rate advances from the FHLB. These borrowings decreased to $104.1 million at December 31, 2014, from $105.3 million outstanding at December 31, 2013. The average rate paid on FHLB advances was 3.51% and 3.56% during 2014 and 2013, respectively. Most of the remaining balance outstanding at December 31, 2014 is due in 2017.

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
During 2014, the Company continued to see more growth in average loans (up 9.2%) than in deposits (up 4.1%). As a result, the Company’s average loans to deposits ratio, one measure of liquidity, increased to 59.9% in 2014 from 57.1% in 2013.
The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, balances at the Federal Reserve Bank, and securities purchased under agreements to resell (resell agreements). At December 31, 2014 and 2013, such assets were as follows:

(In thousands)	2014	2013
Available for sale investment securities	$9,523,560	$8,915,680
Federal funds sold	32,485	43,845
Long-term securities purchased under agreements to resell	1,050,000	1,150,000
Balances at the Federal Reserve Bank	600,744	707,249
Total	$11,206,789	$10,816,774

Federal funds sold are funds lent to the Company’s correspondent bank customers with overnight maturities, and totaled $32.5 million at December 31, 2014. At December 31, 2014, the Company had lent funds totaling $1.1 billion under long-term resell agreements to other large financial institutions. The agreements mature in years 2015 through 2017. Under these agreements, the Company holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $1.1 billion in fair value at December 31, 2014. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $600.7 million at December 31, 2014. The Company’s available for sale investment portfolio includes scheduled maturities and expected pay downs of approximately $1.8 billion during 2015, and these funds offer substantial resources to meet either new loan demand or help offset reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At December 31, 2014 and 2013, total investment securities pledged for these purposes were as follows:

(In thousands)	2014	2013
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$362,920	$505,690
FHLB borrowings and letters of credit	40,978	58,445
Repurchase agreements	2,389,093	1,684,748
Other deposits	1,861,001	1,646,562
Total pledged securities	4,653,992	3,895,445
Unpledged and available for pledging	3,107,968	3,469,398
Ineligible for pledging	1,761,600	1,550,837
Total available for sale securities, at fair value	$9,523,560	$8,915,680

Liquidity is also available from the Company’s large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At December 31, 2014, such deposits totaled $17.4 billion and represented 89.1% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Total core deposits increased $494.7 million at year end 2014 over 2013, with growth of $246.0 million in consumer and $201.9 million in private banking, and decline of $57.6 million in corporate core deposits. Much of overall deposit growth tends to occur in the fourth quarter, reflecting seasonal patterns. While the Company considers core consumer and private banking deposits less volatile, corporate deposits could decline further if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances. If these corporate deposits decline, the Company's funding needs can be met by liquidity supplied by the investment security portfolio, totaling $1.8 billion as noted above. In addition, as shown on page 40, the Company has borrowing capacity of $3.3 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2014	2013
Core deposit base:
Non-interest bearing	$6,811,959	$6,750,674
Interest checking	1,352,759	1,113,110
Savings and money market	9,188,842	8,995,126
Total	$17,353,560	$16,858,910

Time open and certificates of deposit of $100,000 or greater totaled $1.2 billion at December 31, 2014. These deposits are normally considered more volatile and higher costing, and comprised 6.4% of total deposits at December 31, 2014.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, repurchase agreements, and advances from the FHLB, as follows:

(In thousands)	2014	2013
Borrowings:
Federal funds purchased	$3,840	$24,795
Repurchase agreements	1,858,678	1,321,763
FHLB advances	104,058	105,310
Total	$1,966,576	$1,451,868

Federal funds purchased, which totaled $3.8 million at December 31, 2014, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are secured by a portion of the Company’s investment portfolio, and at December 31, 2014 were comprised of non-insured customer funds totaling $1.9 billion. Customer repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. The Company's former longer term structured repurchase agreements, borrowed from an upstream financial institution, were repaid in 2014. The Company also borrows on a secured basis through advances from the FHLB, and those borrowings totaled $104.1 million at December 31, 2014. All of the FHLB advances have fixed interest rates, with the majority maturing in 2017. The overall long-term debt position of the Company is small relative to its overall liability position.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2014.

	December 31, 2014
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value pledged	$2,381,248	$1,206,421	$3,587,669
Advances outstanding	(104,058)	—	(104,058)
Letters of credit issued	(233,085)	—	(233,085)
Available for future advances	$2,044,105	$1,206,421	$3,250,526

The Company’s average loans to deposits ratio was 59.9% at December 31, 2014, which is considered in the banking industry to be a measure of strong liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Commercial paper rating		P-1
Rating outlook	Stable	Stable
Preferred stock	BBB-	Baa1
Commerce Bank
Issuer rating	A	Aa3
Bank financial strength rating		B
Rating outlook	Stable	Stable

The Company considers these ratings to be indications of a sound capital base and strong liquidity and believes that these ratings would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been outstanding during the past ten years. The Company has no subordinated or hybrid debt instruments which would affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that, through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately-placed corporate notes or other forms of debt. The Company issued $150.0 million in liquidation value of preferred stock in June 2014, which funded, in part, a $200.0 million accelerated repurchase of its common stock. This transaction is further discussed in Note 14 to the consolidated financial statements.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $168.8 million in 2014, as reported in the consolidated statements of cash flows on page 60 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $360.8 million and has historically been a stable source of funds. Investing activities used total cash of $1.1 billion in 2014 and consisted mainly of purchases and maturities of available for sale investment securities, changes in long-term securities purchased under agreements to resell, and changes in the level of the Company’s loan portfolio. Growth in the loan portfolio used cash of $560.9 million. Activity in the investment securities portfolio used cash of $519.5 million, net repayments of long-term resell agreements provided cash of $100.0 million, and cash of $43.8 million was paid in the sale of several bank branches. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

Financing activities provided total cash of $533.0 million, primarily resulting from a $224.3 million increase in deposits and a net increase of $516.0 million in borrowings of federal funds purchased and repurchase agreements. These increases to cash were partly offset by cash dividend payments of $84.2 million and $4.1 million for common and preferred stock, respectively. The Company received net proceeds of $144.8 million from the issuance of preferred stock and entered into an accelerated stock repurchase agreement as mentioned above, resulting in a net outflow of $55.2 million. Other treasury stock purchases during 2014 totaled $71.0 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash flows resulting from the Company’s transactions in its common and preferred stock were as follows:

(In millions)	2014	2013	2012
Exercise of stock-based awards	$8.7	$9.4	$14.8
Purchases of treasury stock	(211.0)	(69.4)	(104.9)
Accelerated stock repurchase forward contract	(60.0)	—	—
Common cash dividends paid	(84.2)	(82.1)	(211.6)
Issuance of preferred stock	144.8	—	—
Preferred cash dividends paid	(4.1)	—	—
Cash used	$(205.8)	$(142.1)	$(301.7)

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

(In millions)	2014	2013	2012
Dividends received from subsidiaries	$234.0	$200.4	$235.0
Management fees	25.8	20.7	23.7
Total	$259.8	$221.1	$258.7

These sources of funds are used mainly to pay cash dividends on outstanding stock, pay general operating expenses, and purchase treasury stock. At December 31, 2014, the Parent’s available for sale investment securities totaled $52.1 million at fair value, consisting of common stock and non-agency backed collateralized mortgage obligations. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2014 or 2013.

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

Capital Management
The Company maintains strong regulatory capital ratios, including those of its banking subsidiary, in excess of the “well-capitalized” guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

	2014	2013	2012	Well-Capitalized Regulatory Guidelines
Regulatory risk-based capital ratios:
Tier I capital	13.74%	14.06%	13.60%	6.00%
Total capital	14.86	15.28	14.93	10.00
Leverage ratio	9.36	9.43	9.14	5.00
Tangible common equity to tangible assets	8.55	9.00	9.25
Dividend payout ratio	32.69	31.46	78.57

The Company’s regulatory risked-based capital amounts and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2014	2013	2012
Regulatory risk-based capital:
Tier I capital	$2,131,169	$2,061,761	$1,906,203
Tier II capital	173,037	177,875	185,938
Total capital	2,304,206	2,239,636	2,092,141
Total risk-weighted assets	15,509,144	14,660,536	14,015,648

The Company must comply with new capital requirements mandated by U.S. Basel III rules which are effective January 1, 2015.  Generally, these new rules change the components of regulatory capital and change the way in which risk ratings are assigned to various categories of bank assets.  Also, a new Tier I common risk-based ratio is defined.  Based on its preliminary review and evaluation of these new rules, the Company believes that these rules will result in only minor changes to its Tier I and Total risk-based capital, but will increase risk-weighted assets as a result of higher risk weightings for short-term commitments, certain asset-backed securities, and construction loans.  The capital requirements under Basel III are further discussed in Note 15 to the consolidated financial statements.

The Company's estimated common equity Tier I capital to risk-weighted assets under Basel III at December 31, 2014 is shown below. Under fully phased-in Basel III, the minimum capital requirement for Tier I common equity, including the capital conservation buffer, is 7.0%.

Dollars in thousands
Tier 1 common equity under existing Basel I	$1,986,064
Estimated equity adjustments	253
Estimated Tier 1 common equity under fully phased-in Basel III (a)	$1,986,317

Risk weighted assets	$15,509,144
Estimated risk weighted asset adjustments	1,060,580
Estimated risk weighted assets under fully phased-in Basel III (b)	$16,569,724

Estimated Tier 1 common equity under fully phased-in Basel III (a)/(b)	11.99%

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market. In June 2014, the Company entered into the accelerated share repurchase agreement mentioned above, whose final settlement is expected by June 2015. Pending that settlement, the Company's purchases have been limited to minimal amounts to meet stock-based compensation plan activity. The Company currently estimates that at settlement it will receive shares in the range of 1.5 to 1.6 million. At December 31, 2014, 1,898,007 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 5% in 2014 compared with 2013. The Company also distributed its 21st consecutive annual 5% stock dividend in December 2014.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $8.4 billion (including approximately $3.5 billion in unused approved credit card lines) and the contractual amount of standby letters of credit totaling $324.8 million at December 31, 2014. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2014 and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Long-term debt obligations*	$192	$103,866	$—	$—	$104,058
Operating lease obligations	5,652	9,457	5,709	14,802	35,620
Purchase obligations	69,624	122,229	85,324	24,234	301,411
Time open and C.D.’s *	1,638,332	382,047	99,324	2,515	2,122,218
Total	$1,713,800	$617,599	$190,357	$41,551	$2,563,307
* Includes principal payments only.

As of December 31, 2014, the Company had unrecognized tax benefits of $1.3 million. This liability for unrecognized tax benefits represents an estimate of tax positions that the Company has taken in its tax returns which may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the table above. Further information about these benefits is located in Note 9 to the consolidated financial statements.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. No contributions were made to the plan in 2014, and the Company is not required nor does it expect to make a contribution in 2015.

The Company has investments in several low-income housing partnerships within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal (and sometimes state) income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. At December 31, 2014, the funded investments totaled $16.7 million and are recorded as other assets in the Company’s consolidated balance sheet. Additional unfunded commitments, which are recorded as liabilities, amounted to $13.6 million at December 31, 2014.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2014, purchases and sales of tax credits amounted to $33.5 million and $29.6 million, respectively. At December 31, 2014, the Company had outstanding purchase commitments totaling $61.7 million that it expects to fund in 2015.

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

The Company’s main interest rate measurement tool, income simulations, projects net interest income under various rate change scenarios in order to quantify the magnitude and timing of potential rate-related changes. Income simulations are able to capture option risks within the balance sheet where expected cash flows may be altered under various rate environments. Modeled rate movements include “shocks, ramps and twists”. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting rates up and down, while ramps measure the impact of gradual changes and twists measure yield curve risk. The size of the balance sheet is assumed to remain constant so that results are not influenced by growth predictions. The following table shows the expected effect that gradual basis point shifts in the swap curve over a twelve month period would have on the Company’s net interest income.

	December 31, 2014		September 30, 2014		December 31, 2013
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$5.4	.87%	($.3)	(.04)%	($5.0)	(.81)%
200 basis points rising	8.3	1.34	4.4	.72	1.0	.17
100 basis points rising	8.9	1.43	7.0	1.14	3.4	.56

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

The table above shows the effects of gradual rising rates over a 12 month period on the Company's net interest income. Three rising rate scenarios were selected as shown in the table and net interest income was calculated and compared to a base scenario in which assets, liabilities and rates remained constant over a 12 month period. For each of the three scenarios, interest rates applicable to each interest earning asset or interest bearing liability were ratably increased during the year (by either 100, 200 or 300 basis points). The balances contained in the balance sheet were assumed not to change over the 12 month period, except that it was assumed certain non-maturity type deposits would decline as a result of higher interest rates and would be replaced with short-term federal funds borrowings. Under the 100, 200 and 300 basis point rising rate scenarios at December 31, 2014, total average deposits were projected to decline by 4.8%, 6.9% and 7.5%, respectively. The Company uses these assumptions on deposit activities, both for monitoring interest rate risk and liquidity planning purposes, to analyze the large deposit inflows since 2009 that could run off under rising rate conditions.

Under the above scenarios at December 31, 2014, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $8.9 million, or 1.43%, and a rise of 200 basis points is expected to increase net interest income by $8.3 million, or 1.34%. Under a 300 basis points rising rate scenario, net interest income would increase by $5.4 million, or .87%. Due to the already low interest rate environment, the Company did not model falling rate scenarios. The change in net interest income from the base calculation at December 31, 2014 for the three scenarios shown was higher than projections made at September 30, 2014, largely due to a change in the mix of both interest earning assets and interest bearing liabilities. The change in the mix of interest earning assets is primarily due to investment securities purchases of variable rate bonds and an increase in bonds and resell agreements maturing in the next 12 months that could be reinvested. There were also increases in demand and money market deposits, which are less rate-sensitive, while balances of short-term certificates of deposit, which are generally more rate-sensitive, declined from the previous quarter. This change resulted in a more asset-sensitive risk pattern and improving income projections. As shown in the above scenarios, as rates rise faster, the effect on projected net interest income generally declines. This occurs because, in the higher rate scenarios, the non-contractual deposits are modeled to become more rate sensitive, resulting in margin compression. Also, these scenarios project deposit run-off which is replaced by higher costing short-term borrowings. Rising rates also tend to slow prepayments of both residential mortgage loans and mortgage-backed securities, which also negatively affects net interest income.

For comparative purposes, the Company also ran three rising rate scenarios assuming average deposits would decrease by .8%, 1.5% and 2.1% (for the 100, 200 and 300 basis point rising rate scenarios at December 31, 2014).  These increases were at a much slower pace than in the scenarios above. The table below reflects the results of these projections.

	December 31, 2014		September 30, 2014
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$25.4	4.11%	$18.5	3.04%
200 basis points rising	22.1	3.57	17.5	2.90
100 basis points rising	14.8	2.39	12.7	2.08

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

Derivative Financial Instruments
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. The notional amount of these types of swaps at December 31, 2014 was $641.7 million.

Credit risk participation agreements arise when the Company contracts, as a guarantor or beneficiary, with other financial institutions to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved, reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2014 mature within six months.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2014 and 2013. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

	2014			2013
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$647,709	$10,144	$(10,166)	$596,933	$11,428	$(11,729)
Interest rate caps	53,587	62	(62)	9,736	1	(1)
Credit risk participation agreements	75,943	3	(226)	52,456	4	(69)
Foreign exchange contracts	19,791	248	(494)	81,207	1,547	(1,530)
Total at December 31	$797,030	$10,457	$(10,948)	$740,332	$12,980	$(13,329)

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

The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2014:
Net interest income	$270,081	$287,244	$40,128	$597,453	$22,751	$620,204
Provision for loan losses	(35,209)	559	372	(34,278)	4,747	(29,531)
Non-interest income	113,245	190,594	128,203	432,042	3,936	435,978
Investment securities gains, net	—	—	—	—	14,124	14,124
Non-interest expense	(267,931)	(250,964)	(98,589)	(617,484)	(40,291)	(657,775)
Income before income taxes	$80,186	$227,433	$70,114	$377,733	$5,267	$383,000
Year ended December 31, 2013:
Net interest income	$268,221	$280,128	$40,185	$588,534	$30,838	$619,372
Provision for loan losses	(34,277)	3,772	(688)	(31,193)	10,840	(20,353)
Non-interest income	112,819	186,446	117,323	416,588	1,798	418,386
Investment securities losses, net	—	—	—	—	(4,425)	(4,425)
Non-interest expense	(270,209)	(235,396)	(96,530)	(602,135)	(27,498)	(629,633)
Income before income taxes	$76,554	$234,950	$60,290	$371,794	$11,553	$383,347
2014 vs 2013
Increase (decrease) in income before income taxes:
Amount	$3,632	$(7,517)	$9,824	$5,939	$(6,286)	$(347)
Percent	4.7%	(3.2)%	16.3%	1.6%	(54.4)%	(.1)%
Year ended December 31, 2012:
Net interest income	$274,844	$290,968	$39,498	$605,310	$34,596	$639,906
Provision for loan losses	(35,496)	(2,824)	(695)	(39,015)	11,728	(27,287)
Non-interest income	114,003	179,824	108,776	402,603	(2,973)	399,630
Investment securities gains, net	—	—	—	—	4,828	4,828
Non-interest expense	(266,740)	(226,935)	(90,659)	(584,334)	(34,135)	(618,469)
Income before income taxes	$86,611	$241,033	$56,920	$384,564	$14,044	$398,608
2013 vs 2012
Increase (decrease) in income before income taxes:
Amount	$(10,057)	$(6,083)	$3,370	$(12,770)	$(2,491)	$(15,261)
Percent	(11.6)%	(2.5)%	5.9%	(3.3)%	(17.7)%	(3.8)%

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. For 2014, income before income taxes for the Consumer segment increased $3.6 million, or 4.7%, compared to 2013. This increase was mainly due to growth of $1.9 million in net interest income and a decline in non-interest expense of $2.3 million, or .8%. These increases to income were partly offset by an increase of $932 thousand in the provision for loan losses. Net interest income increased due to a $2.9 million decrease in deposit interest expense, party offset by a $1.6 million decline in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income increased $426 thousand due to growth in bank card fees (mainly debit and credit card), partly offset by a decline in mortgage banking revenue. Non-interest expense decreased from the prior year due to lower salaries and benefits expense (mainly full-time salaries and incentives) and allocated servicing costs. These decreases were partly offset by higher bank card rewards expense. The provision for loan losses totaled $35.2 million, a $932 thousand increase over the prior year, which was mainly due to higher losses on fixed rate home equity and other consumer loans, partly offset by lower marine and RV loan net charge-offs. Total average loans in this segment increased $129.5 million, or 5.0%, in 2014 compared to the prior year due to growth in auto lending, partly offset by declines in marine and RV and other consumer loans. Average deposits increased $220.2 million, or 2.4%, over the prior year, resulting from continuing growth in interest checking and money market deposit accounts, partly offset by a decline in certificates of deposit less than $100,000.

Pre-tax profitability for 2013 was $76.6 million, a decrease of $10.1 million, or 11.6%, from 2012. This decrease was mainly due to a decline of $6.6 million, or 2.4%, in net interest income, coupled with an increase of $3.5 million, or 1.3%, in non-interest expense. In addition, non-interest income decreased $1.2 million, while the provision for loan losses decreased $1.2 million, or 3.4%. Net interest income declined due to a $4.7 million decrease in loan interest income and a $7.3 million decrease in net allocated funding credits, partly offset by a decline of $5.3 million in deposit interest expense. Non-interest income decreased mainly due to a declines overdraft charges, mortgage banking revenue and ATM fees, but the declines were partly offset by growth in bank card fees. Non-interest expense increased over the prior year due to higher corporate management fees, bank card related expense, building rent expense and credit card fraud losses, partly offset by lower incentive compensation expense and allocated building security expense. The provision for loan losses totaled $34.3 million, a $1.2 million decrease from 2012, which was mainly due to lower losses on marine and RV loans. Total average loans in this segment increased $170.8 million, or 7.1%, in 2013 compared to the prior year due to growth in auto loan originations, partly offset by repayments of marine and RV loans. Average deposits rose 5.7% over 2012, due to higher interest checking and money market deposit accounts, partly offset by lower certificates of deposit under $100,000.

Commercial
The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Capital Markets Group, which sells fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for 2014 decreased $7.5 million, or 3.2%, compared to the prior year, mainly due to increases in non-interest expense and the provision for loan losses, partly offset by higher net interest income and non-interest income. Net interest income increased $7.1 million, or 2.5%, due to growth of $5.3 million in loan interest income. The provision for loan losses increased $3.2 million over last year, as construction and business loan net recoveries were lower by $3.2 million and $1.0 million, respectively. Non-interest income increased $4.1 million, or 2.2%, over the previous year due to growth in bank card fees (mainly corporate card) and operating lease income, partly offset by lower capital market fees and tax credit sales income. Non-interest expense increased $15.6 million, or 6.6%, during 2014, mainly due to higher full-time salary costs, foreclosed property expense and lease depreciation expense, in addition to bank card processor reimbursements received in the previous year. Allocated costs for information technology, credit administration and commercial banking support also rose. These increases were partly offset by the non-recurrence of a letter of credit provision recorded in 2013. Average segment loans increased $658.6 million, or 10.8%, compared to 2013, with most of the growth in commercial and industrial loans, lease loans, and tax-advantaged loans. Average deposits increased $479.6 million, or 7.0.%, due to growth in business demand, interest checking and money market deposit accounts.
In 2013, pre-tax profitability for the Commercial segment decreased $6.1 million, or 2.5%, compared to 2012, mainly due to higher non-interest expense and a decline in net interest income, partly offset by higher non-interest income and a decline in the provision for loan losses. Net interest income decreased $10.8 million, due to a $5.7 million decline in loan interest income and lower net allocated funding credits of $5.6 million. Non-interest income increased by $6.6 million, or 3.7%, over 2012 due to growth in corporate card fees, partly offset by lower capital market fees. Growth was also seen in corporate cash management fees and tax credit sales fees. Non-interest expense increased $8.5 million, or 3.7%, over 2012, mainly due to higher full-time salaries expense, a provision recorded on a letter of credit exposure, and higher bank card related expense. These expense increases were partly offset by higher gains on sales of foreclosed property, lower incentive compensation, and lower processing costs. The provision for loan losses declined $6.6 million from 2012, as business real estate loan net charge-offs declined $4.2 million and construction and land loan net recoveries increased $4.4 million, while business loan recoveries decreased by $1.6 million. Average segment loans increased $476.0 million, or 8.4%, compared to 2012 as a result of growth in all commercial loan categories. Average deposits increased $542.7 million, or 8.7%, due to growth in non-interest bearing accounts and certificates of deposit over $100,000.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2014, the Trust group managed investments with a market value of $22.5 billion and administered an additional $16.6 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.0 billion in total assets at December 31, 2014. Wealth segment pre-tax profitability for 2014 was $70.1 million, compared to $60.3 million in 2013, an increase of $9.8 million, or 16.3%. Net interest income decreased slightly, due to a $1.6 million decline in net allocated funding credits, partly offset by an $885 thousand increase in loan interest income and a decline of $622 thousand in deposit interest expense. Non-interest income increased $10.9 million, or 9.3%, over the prior year due to growth in personal and institutional trust fees and brokerage advisory fees. Non-interest expense increased $2.1 million, or 2.1%, resulting from higher full-time salary costs and incentive compensation, partly offset by recoveries of past litigation. The provision for loan losses decreased $1.1 million, mainly due to lower losses on revolving home equity loans. Average assets increased $75.7 million, or 8.8%, during 2014 mainly due to higher loan balances (mainly Private Banking consumer and personal real estate loans) originated in this segment. Average deposits also increased

$25.6 million, or 1.4%, due to growth in interest checking and business demand deposit accounts, partly offset by a decline in money market deposit accounts.

In 2013, pre-tax income for the wealth segment was $60.3 million, compared to $56.9 million in 2012, an increase of $3.4 million, or 5.9%. Net interest income increased $687 thousand, or 1.7%, mainly due to a $1.2 million decline in deposit interest expense and an increase of $529 thousand in loan interest income, which were partly offset by a $1.1 million decrease in net allocated funding credits. Non-interest income increased $8.5 million, or 7.9%, over 2012 due to higher trust and brokerage fees. Non-interest expense increased $5.9 million, or 6.5%, mainly due to higher full-time salary costs, incentive compensation and processing costs. Average assets increased $112.4 million, or 15.1%, during 2013 mainly due to growth in consumer and personal real estate loans. Average deposits also increased $195.9 million, or 11.6%, due to growth in money market and interest checking deposit accounts.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between the Company’s provision for loan losses and net loan charge-offs, which are generally assigned directly to the segments. In 2014, the pre-tax income in this category was $5.3 million, compared to $11.6 million in 2013. This decrease was due to higher unallocated non-interest expense of $12.8 million, in addition to lower unallocated net interest income of $8.1 million. Also, the unallocated loan loss provision increased $6.1 million, due to a decline in the excess of total net charge-offs over total provision in 2014. Partly offsetting these effects were higher unallocated securities gains of $18.5 million.

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

Investments - Equity Method and Joint Ventures The FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects", in January 2014. These amendments allow investors in low income housing tax credit entities to account for the investments using a proportional amortization method, provided that certain conditions are met, and recognize amortization of the investment as a component of income tax expense. In addition, disclosures are required that will enable users to understand the nature of the investments, and the effect of the measurement of the investments and the related tax credits on the investor's financial statements. This ASU is effective for interim and annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. The Company adopted the practical expedient to the proportional amortization method on January 1, 2015. The effect of the adoption, including the retrospective application to prior periods, was not significant to the consolidated financial statements.

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

Derivatives The FASB issued ASU 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity", in November 2014. The ASU provides guidance relating to certain hybrid financial instruments when determining whether the characteristics of the embedded derivative feature are clearly and closely related to the host contract. In making that evaluation, the characteristics of the entire hybrid instrument should be considered, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments are effective January 1, 2016; however, early adoption is permitted. Adoption is not expected to have a significant effect on the Company's consolidated financial statements.

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

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2014	For the Quarter Ended
(In thousands, except per share data)	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Interest income	$158,916	$161,811	$167,567	$159,998
Interest expense	(6,987)	(7,095)	(7,074)	(6,932)
Net interest income	151,929	154,716	160,493	153,066
Non-interest income	112,302	112,286	108,763	102,627
Investment securities gains (losses), net	3,650	2,995	(2,558)	10,037
Salaries and employee benefits	(99,526)	(95,462)	(94,849)	(94,263)
Other expense	(70,792)	(66,724)	(68,082)	(68,077)
Provision for loan losses	(4,664)	(7,652)	(7,555)	(9,660)
Income before income taxes	92,899	100,159	96,212	93,730
Income taxes	(29,157)	(31,138)	(30,312)	(29,609)
Non-controlling interest	(1,017)	(836)	631	192
Net income attributable to Commerce Bancshares, Inc.	$62,725	$68,185	$66,531	$64,313
Net income per common share — basic*	$.62	$.69	$.67	$.64
Net income per common share — diluted*	$.62	$.69	$.66	$.64
Weighted average shares — basic*	95,181	95,104	98,206	99,511
Weighted average shares — diluted*	95,525	95,516	98,609	99,953

Year ended December 31, 2013	For the Quarter Ended
(In thousands, except per share data)	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Interest income	$162,141	$162,144	$167,255	$158,745
Interest expense	(7,276)	(7,438)	(7,797)	(8,402)
Net interest income	154,865	154,706	159,458	150,343
Non-interest income	109,522	106,311	102,676	99,877
Investment securities gains (losses), net	(1,342)	650	(1,568)	(2,165)
Salaries and employee benefits	(95,012)	(91,405)	(89,569)	(90,881)
Other expense	(66,306)	(64,907)	(67,397)	(64,156)
Provision for loan losses	(5,543)	(4,146)	(7,379)	(3,285)
Income before income taxes	96,184	101,209	96,221	89,733
Income taxes	(30,359)	(32,764)	(30,182)	(28,925)
Non-controlling interest	90	(221)	(234)	209
Net income attributable to Commerce Bancshares, Inc.	$65,915	$68,224	$65,805	$61,017
Net income per common share — basic*	$.66	$.68	$.65	$.61
Net income per common share — diluted*	$.65	$.68	$.65	$.61
Weighted average shares — basic*	99,585	99,229	98,987	99,458
Weighted average shares — diluted*	100,087	99,724	99,400	99,715

Year ended December 31, 2012	For the Quarter Ended
(In thousands, except per share data)	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Interest income	$170,185	$163,194	$174,624	$169,966
Interest expense	(8,932)	(9,383)	(9,519)	(10,229)
Net interest income	161,253	153,811	165,105	159,737
Non-interest income	103,309	100,922	100,816	94,583
Investment securities gains (losses), net	(3,728)	3,180	1,336	4,040
Salaries and employee benefits	(94,553)	(89,292)	(87,511)	(89,543)
Other expense	(63,724)	(64,099)	(68,829)	(60,918)
Provision for loan losses	(8,326)	(5,581)	(5,215)	(8,165)
Income before income taxes	94,231	98,941	105,702	99,734
Income taxes	(27,628)	(32,155)	(34,466)	(32,920)
Non-controlling interest	188	(780)	(503)	(1,015)
Net income attributable to Commerce Bancshares, Inc.	$66,791	$66,006	$70,733	$65,799
Net income per common share — basic*	$.66	$.65	$.69	$.64
Net income per common share — diluted*	$.66	$.64	$.69	$.64
Weighted average shares — basic*	100,134	100,591	101,181	102,127
Weighted average shares — diluted*	100,326	100,936	101,491	102,514
* Restated for the 5% stock dividend distributed in 2014.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$3,919,421	$110,791	2.83%	$3,366,564	$102,847	3.05%	$2,962,699	$102,013	3.44%
Real estate – construction and land	418,702	15,826	3.78	378,896	15,036	3.97	356,425	15,146	4.25
Real estate – business	2,300,855	88,206	3.83	2,251,113	92,555	4.11	2,193,271	98,693	4.50
Real estate – personal	1,818,125	69,054	3.80	1,694,955	66,353	3.91	1,503,357	65,642	4.37
Consumer	1,617,039	68,434	4.23	1,437,270	67,299	4.68	1,180,538	66,402	5.62
Revolving home equity	426,720	16,188	3.79	424,358	16,822	3.96	446,204	18,586	4.17
Student(C)	—	—	—	—	—	—	—	—	—
Consumer credit card	754,482	86,298	11.44	752,478	84,843	11.28	730,697	85,652	11.72
Overdrafts	4,889	—	—	6,020	—	—	6,125	—	—
Total loans	11,260,233	454,797	4.04	10,311,654	445,755	4.32	9,379,316	452,134	4.82
Loans held for sale	—	—	—	4,488	176	3.92	9,688	361	3.73
Investment securities:
U.S. government & federal agency obligations	497,271	13,750	2.77	401,162	8,775	2.19	332,382	12,260	3.69
Government-sponsored enterprise obligations	794,752	13,211	1.66	499,947	8,658	1.73	306,676	5,653	1.84
State & municipal obligations(B)	1,715,493	61,593	3.59	1,617,814	58,522	3.62	1,376,872	54,056	3.93
Mortgage-backed securities	2,981,225	80,229	2.69	3,187,648	87,523	2.75	3,852,616	107,527	2.79
Asset-backed securities	2,834,013	24,976.88		3,061,415	27,475.90		2,925,249	31,940	1.09
Other marketable securities(B)	150,379	3,928	2.61	182,323	5,625	3.09	139,499	6,556	4.70
Trading securities(B)	18,423	411	2.23	20,986	472	2.25	25,107	637	2.54
Non-marketable securities(B)	104,211	10,692	10.26	116,557	12,226	10.49	118,879	12,558	10.56
Total investment securities	9,095,767	208,790	2.30	9,087,852	209,276	2.30	9,077,280	231,187	2.55
Federal funds sold and short-term securities purchased under agreements to resell	31,817	101.32		24,669	106.43		16,393	82.50
Long-term securities purchased under agreements to resell	985,205	12,473	1.27	1,174,589	21,119	1.80	892,624	19,174	2.15
Interest earning deposits with banks	220,876	555.25		155,885	387.25		135,319	339.25
Total interest earning assets	21,593,898	676,716	3.13	20,759,137	676,819	3.26	19,510,620	703,277	3.60
Allowance for loan losses	(160,828)			(166,846)			(178,934)
Unrealized gain on investment securities	126,314			157,910			257,511
Cash and due from banks	382,207			382,500			369,020
Land, buildings and equipment - net	354,899			357,544			357,336
Other assets	376,433			383,739			385,125
Total assets	$22,672,923			$21,873,984			$20,700,678
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$670,650	855.13		$625,517	766.12		$574,336	802.14
Interest checking and money market	9,477,947	12,667.13		9,059,524	13,589.15		8,430,559	17,880.21
Time open & C.D.’s of less than $100,000	935,387	4,137.44		1,034,991	6,002.58		1,117,236	7,918.71
Time open & C.D.’s of $100,000 and over	1,372,509	5,926.43		1,380,003	6,383.46		1,181,426	7,174.61
Total interest bearing deposits	12,456,493	23,585.19		12,100,035	26,740.22		11,303,557	33,774.30
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,257,660	1,019.08		1,294,691	809.06		1,185,978	808.07
Other borrowings	104,896	3,484	3.32	103,901	3,364	3.24	108,916	3,481	3.20
Total borrowings	1,362,556	4,503.33		1,398,592	4,173.30		1,294,894	4,289.33
Total interest bearing liabilities	13,819,049	28,088.20%		13,498,627	30,913.23%		12,598,451	38,063.30%
Non-interest bearing deposits	6,339,183			5,961,116			5,522,991
Other liabilities	225,554			237,130			334,684
Equity	2,289,137			2,177,111			2,244,552
Total liabilities and equity	$22,672,923			$21,873,984			$20,700,678
Net interest margin (T/E)		$648,628			$645,906			$665,214
Net yield on interest earning assets			3.00%			3.11%			3.41%
Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			.42%			(2.90)%			(.64)%

(A)
Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.

(B)
Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $7,640,000 in 2014, $6,673,000 in 2013, $5,803,000 in 2012, $5,538,000 in 2011, $4,620,000 in 2010, and

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Years Ended December 31
2011			2010			2009
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$2,910,668	$104,624	3.59%	$2,887,427	$110,792	3.84%	$3,119,778	$116,686	3.74%	4.67%
419,905	18,831	4.48	557,282	22,384	4.02	739,896	26,746	3.61	(10.76)
2,117,031	101,988	4.82	2,029,214	102,451	5.05	2,143,675	108,107	5.04	1.43
1,433,869	69,048	4.82	1,476,031	76,531	5.18	1,585,273	87,085	5.49	2.78
1,118,700	70,127	6.27	1,250,076	84,204	6.74	1,464,170	101,761	6.95	2.01
468,718	19,952	4.26	484,878	20,916	4.31	495,629	21,456	4.33	(2.95)
—	—	—	246,395	5,783	2.35	344,243	9,440	2.74	NM
746,724	84,479	11.31	760,079	89,225	11.74	727,422	89,045	12.24	.73
6,953	—	—	7,288	—	—	9,781	—	—	(12.95)
9,222,568	469,049	5.09	9,698,670	512,286	5.28	10,629,867	560,326	5.27	1.16
47,227	1,115	2.36	358,492	6,091	1.70	397,583	8,219	2.07	NM

357,861	17,268	4.83	439,073	9,673	2.20	169,214	6,754	3.99	24.06
253,020	5,781	2.28	203,593	4,591	2.25	137,928	4,219	3.06	41.94
1,174,751	51,988	4.43	966,694	45,469	4.70	873,607	43,882	5.02	14.45
3,556,106	114,405	3.22	2,821,485	113,222	4.01	2,802,532	136,921	4.89	1.24
2,443,901	30,523	1.25	1,973,734	38,559	1.95	937,435	30,166	3.22	24.76
171,409	8,455	4.93	183,328	8,889	4.85	179,847	9,793	5.45	(3.52)
20,011	552	2.76	21,899	671	3.06	16,927	506	2.99	1.71
107,501	8,283	7.71	113,326	7,216	6.37	136,911	6,398	4.67	(5.31)
8,084,560	237,255	2.93	6,723,132	228,290	3.40	5,254,401	238,639	4.54	11.60
10,690	55.51		6,542	48.73		43,811	222.51		(6.20)
768,904	13,455	1.75	150,235	2,549	1.70	—	—	—	NM
194,176	487.25		171,883	427.25		325,744	807.25		(7.48)
18,328,125	721,416	3.94	17,108,954	749,691	4.38	16,651,406	808,213	4.85	5.34
(191,311)			(195,870)			(181,417)			(2.38)
162,984			149,106			24,105			39.27
348,875			368,340			364,579			.95
377,200			395,108			411,366			(2.91)
378,642			410,361			349,164			1.52
$19,404,515			$18,235,999			$17,619,203			5.17

$525,371	852.16		$478,592	622.13		$438,748	642.15		8.86
7,702,901	25,004.32		6,785,299	28,676.42		5,807,753	30,789.53		10.29
1,291,165	11,352.88		1,660,462	22,871	1.38	2,055,952	51,982	2.53	(14.57)
1,409,740	9,272.66		1,323,952	13,847	1.05	1,858,543	35,371	1.90	(5.88)
10,929,177	46,480.43		10,248,305	66,016.64		10,160,996	118,784	1.17	4.16

1,035,007	1,741.17		1,085,121	2,584.24		968,643	3,699.38		5.36
112,107	3,680	3.28	452,810	14,948	3.30	920,467	31,527	3.43	(35.23)
1,147,114	5,421.47		1,537,931	17,532	1.14	1,889,110	35,226	1.86	(6.33)
12,076,291	51,901.43%		11,786,236	83,548.71%		12,050,106	154,010	1.28%	2.78
4,742,033			4,114,664			3,660,166			11.61
476,249			346,312			176,676			5.01
2,109,942			1,988,787			1,732,255			5.73
$19,404,515			$18,235,999			$17,619,203			5.17%
	$669,515			$666,143			$654,203
		3.65%			3.89%			3.93%
		.51%			1.83%			7.48%
$3,922,000 in 2009. Investment securities interest income includes tax equivalent adjustments of $20,784,000 in 2014, $19,861,000 in 2013, $19,505,000 in 2012, $17,907,000 in 2011, $15,593,000 in 2010 and $14,779,000 in 2009 . These adjustments relate to state and municipal obligations, other marketable securities, trading securities, and non-marketable securities.
(C)    In December 2008, the Company purchased $358,451,000 of student loans with the intent to hold to maturity. In October 2010, the seller elected to repurchase the loans under the terms of the original agreement.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2014
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$3,927	2.75%	$3,964	2.81%	$3,941	2.85%	$3,844	2.90%
Real estate – construction and land	401	3.80	422	3.78	432	3.76	420	3.77
Real estate – business	2,302	3.77	2,286	3.80	2,293	3.86	2,323	3.90
Real estate – personal	1,868	3.76	1,835	3.77	1,791	3.80	1,779	3.86
Consumer	1,685	4.14	1,645	4.16	1,602	4.24	1,533	4.41
Revolving home equity	435	3.65	429	3.77	420	3.93	424	3.82
Consumer credit card	759	11.43	755	11.47	746	11.42	757	11.43
Overdrafts	5	—	4	—	5	—	5	—
Total loans	11,382	3.98	11,340	4.01	11,230	4.05	11,085	4.12
Investment securities:
U.S. government & federal agency obligations	499	(.25)	499	3.10	494	6.55	497	1.71
Government-sponsored enterprise obligations	851	1.70	764	1.63	790	1.66	775	1.66
State & municipal obligations(A)	1,800	3.83	1,787	3.42	1,665	3.41	1,606	3.69
Mortgage-backed securities	2,873	2.60	2,954	2.68	3,080	2.69	3,019	2.80
Asset-backed securities	2,818.86		2,804.89		2,860.89		2,854.89
Other marketable securities(A)	151	3.09	148	2.43	150	2.42	153	2.50
Trading securities(A)	16	2.12	20	2.35	19	2.14	19	2.28
Non-marketable securities(A)	102	8.24	95	7.74	110	18.12	110	6.42
Total investment securities	9,110	2.13	9,071	2.25	9,168	2.56	9,033	2.24
Federal funds sold and short-term securities purchased under agreements to resell	42.20		37.32		24.40		25.43
Long-term securities purchased under agreements to resell	949	1.13	924	1.15	969	1.22	1,102	1.53
Interest earning deposits with banks	465.25		114.25		141.25		161.25
Total interest earning assets	21,948	3.00	21,486	3.12	21,532	3.26	21,406	3.16
Allowance for loan losses	(161)		(161)		(161)		(161)
Unrealized gain on investment securities	149		150		122		83
Cash and due from banks	394		381		369		385
Land, buildings and equipment – net	363		353		352		352
Other assets	370		373		382		381
Total assets	$23,063		$22,582		$22,596		$22,446
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$672.13		$675.14		$685.12		$649.12
Interest checking and money market	9,594.13		9,356.13		9,488.13		9,474.13
Time open & C.D.’s under $100,000	890.42		923.43		954.45		976.47
Time open & C.D.’s $100,000 & over	1,273.45		1,428.42		1,450.42		1,340.44
Total interest bearing deposits	12,429.19		12,382.19		12,577.19		12,439.19
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,321.08		1,329.09		1,170.09		1,209.07
Other borrowings	104	3.34	105	3.32	105	3.34	105	3.28
Total borrowings	1,425.32		1,434.32		1,275.36		1,314.33
Total interest bearing liabilities	13,854.20%		13,816.20%		13,852.20%		13,753.20%
Non-interest bearing deposits	6,592		6,294		6,231		6,238
Other liabilities	288		185		230		198
Equity	2,329		2,287		2,283		2,257
Total liabilities and equity	$23,063		$22,582		$22,596		$22,446
Net interest margin (T/E)	$159		$162		$168		$160
Net yield on interest earning assets		2.88%		2.99%		3.13%		3.03%

(A)	Includes tax equivalent calculations.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2013
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$3,635	3.04%	$3,415	2.96%	$3,253	3.07%	$3,157	3.17%
Real estate – construction and land	391	3.98	399	4.07	373	3.94	352	3.87
Real estate – business	2,300	4.02	2,257	4.12	2,217	4.14	2,230	4.17
Real estate – personal	1,783	3.80	1,729	3.83	1,665	3.97	1,600	4.08
Consumer	1,500	4.52	1,472	4.53	1,431	4.69	1,343	5.03
Revolving home equity	421	3.88	422	3.94	426	3.96	429	4.08
Consumer credit card	760	11.20	753	11.33	742	11.20	755	11.38
Overdrafts	7	—	6	—	6	—	5	—
Total loans	10,797	4.22	10,453	4.26	10,113	4.34	9,871	4.49
Loans held for sale	—	—	—	—	9	4.05	9	3.79
Investment securities:
U.S. government & federal agency obligations	405	1.12	402	3.04	400	5.15	398	(.59)
Government-sponsored enterprise obligations	663	1.63	427	1.74	439	1.74	469	1.86
State & municipal obligations(A)	1,629	3.53	1,605	3.54	1,634	3.61	1,603	3.79
Mortgage-backed securities	2,944	2.78	3,028	2.86	3,273	2.77	3,514	2.59
Asset-backed securities	2,844.87		3,000.87		3,200.91		3,207.93
Other marketable securities(A)	168	3.25	180	2.92	188	2.97	194	3.21
Trading securities(A)	18	2.44	16	2.41	22	2.40	28	1.90
Non-marketable securities(A)	114	11.65	114	7.10	119	16.92	119	6.20
Total investment securities	8,785	2.26	8,772	2.31	9,275	2.52	9,532	2.12
Federal funds sold and short-term securities purchased under agreements to resell	35.39		32.44		23.48		9.42
Long-term securities purchased under agreements to resell	1,150	1.51	1,170	1.73	1,200	1.94	1,178	2.01
Interest earning deposits with banks	260.25		115.24		117.26		130.24
Total interest earning assets	21,027	3.20	20,542	3.25	20,737	3.36	20,729	3.23
Allowance for loan losses	(163)		(165)		(167)		(172)
Unrealized gain on investment securities	89		60		229		256
Cash and due from banks	404		384		366		376
Land, buildings and equipment – net	353		357		359		361
Other assets	389		374		397		375
Total assets	$22,099		$21,552		$21,921		$21,925
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$628.12		$631.14		$640.11		$604.12
Interest checking and money market	9,199.14		8,964.15		8,933.14		9,142.17
Time open & C.D.’s under $100,000	998.48		1,021.54		1,053.63		1,069.66
Time open & C.D.’s $100,000 & over	1,287.46		1,432.43		1,464.46		1,337.52
Total interest bearing deposits	12,112.20		12,048.21		12,090.22		12,152.25
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,186.05		1,248.05		1,544.07		1,201.07
Other borrowings	106	3.27	104	3.27	103	3.23	103	3.19
Total borrowings	1,292.31		1,352.30		1,647.27		1,304.32
Total interest bearing liabilities	13,404.22%		13,400.22%		13,737.23%		13,456.25%
Non-interest bearing deposits	6,271		5,873		5,768		5,929
Other liabilities	210		145		229		366
Equity	2,214		2,134		2,187		2,174
Total liabilities and equity	$22,099		$21,552		$21,921		$21,925
Net interest margin (T/E)	$162		$161		$166		$157
Net yield on interest earning assets		3.06%		3.11%		3.21%		3.07%

(A)	Includes tax equivalent calculations.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth on pages 44 through 46 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Kansas City, Missouri
February 24, 2015

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
	(In thousands)
ASSETS
Loans	$11,469,238	$10,956,836
Allowance for loan losses	(156,532)	(161,532)
Net loans	11,312,706	10,795,304
Investment securities:
Available for sale ($467,143,000 and $687,680,000 pledged at December 31, 2014 and 2013, respectively, to secure swap and repurchase agreements)	9,523,560	8,915,680
Trading	15,357	19,993
Non-marketable	106,875	107,324
Total investment securities	9,645,792	9,042,997
Federal funds sold and short-term securities purchased under agreements to resell	32,485	43,845
Long-term securities purchased under agreements to resell	1,050,000	1,150,000
Interest earning deposits with banks	600,744	707,249
Cash and due from banks	467,488	518,420
Land, buildings and equipment – net	357,871	349,654
Goodwill	138,921	138,921
Other intangible assets – net	7,450	9,268
Other assets	380,823	316,378
Total assets	$23,994,280	$23,072,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,811,959	$6,750,674
Savings, interest checking and money market	10,541,601	10,108,236
Time open and C.D.’s of less than $100,000	878,433	983,689
Time open and C.D.’s of $100,000 and over	1,243,785	1,204,749
Total deposits	19,475,778	19,047,348
Federal funds purchased and securities sold under agreements to repurchase	1,862,518	1,346,558
Other borrowings	104,058	107,310
Other liabilities	217,680	356,423
Total liabilities	21,660,034	20,857,639
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized 2,000,000 shares; issued 6,000 shares at December 31, 2014 and none at December 31, 2013	144,784	—
Common stock, $5 par value Authorized 120,000,000 shares at December 31, 2014 and 100,000,000 shares at December 31, 2013; issued 96,830,977 shares at December 31, 2014 and 96,244,762 shares at December 31, 2013	484,155	481,224
Capital surplus	1,229,075	1,279,948
Retained earnings	426,648	449,836
Treasury stock of 367,487 shares at December 31, 2014 and 235,986 shares at December 31, 2013, at cost	(16,562)	(10,097)
Accumulated other comprehensive income	62,093	9,731
Total Commerce Bancshares, Inc. stockholders’ equity	2,330,193	2,210,642
Non-controlling interest	4,053	3,755
Total equity	2,334,246	2,214,397
Total liabilities and equity	$23,994,280	$23,072,036
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2014	2013	2012
INTEREST INCOME
Interest and fees on loans	$447,157	$439,082	$446,331
Interest on loans held for sale	—	176	361
Interest on investment securities	188,006	189,415	211,682
Interest on federal funds sold and short-term securities purchased under agreements to resell	101	106	82
Interest on long-term securities purchased under agreements to resell	12,473	21,119	19,174
Interest on deposits with banks	555	387	339
Total interest income	648,292	650,285	677,969
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	13,522	14,355	18,682
Time open and C.D.’s of less than $100,000	4,137	6,002	7,918
Time open and C.D.’s of $100,000 and over	5,926	6,383	7,174
Interest on federal funds purchased and securities sold under agreements to repurchase	1,019	809	808
Interest on other borrowings	3,484	3,364	3,481
Total interest expense	28,088	30,913	38,063
Net interest income	620,204	619,372	639,906
Provision for loan losses	29,531	20,353	27,287
Net interest income after provision for loan losses	590,673	599,019	612,619
NON-INTEREST INCOME
Bank card transaction fees	175,806	166,627	154,197
Trust fees	112,158	102,529	94,679
Deposit account charges and other fees	78,680	79,017	79,485
Capital market fees	12,667	14,133	21,066
Consumer brokerage services	12,006	11,006	10,162
Loan fees and sales	5,108	5,865	6,037
Other	39,553	39,209	34,004
Total non-interest income	435,978	418,386	399,630
INVESTMENT SECURITIES GAINS (LOSSES), NET
Change in fair value of other-than-temporarily impaired securities	(2,091)	278	11,223
Portion recognized in other comprehensive income	726	(1,562)	(12,713)
Net impairment losses recognized in earnings	(1,365)	(1,284)	(1,490)
Realized gains (losses) on sales and fair value adjustments	15,489	(3,141)	6,318
Investment securities gains (losses), net	14,124	(4,425)	4,828
NON-INTEREST EXPENSE
Salaries and employee benefits	384,100	366,867	360,899
Net occupancy	45,825	45,639	45,534
Equipment	18,375	18,425	20,147
Supplies and communication	22,432	22,511	22,321
Data processing and software	78,980	78,245	73,798
Marketing	15,676	14,176	15,106
Deposit insurance	11,622	11,167	10,438
Other	80,765	72,603	70,226
Total non-interest expense	657,775	629,633	618,469
Income before income taxes	383,000	383,347	398,608
Less income taxes	120,216	122,230	127,169
Net income	262,784	261,117	271,439
Less non-controlling interest expense	1,030	156	2,110
Net income attributable to Commerce Bancshares, Inc.	261,754	260,961	269,329
Less preferred stock dividends	4,050	—	—
Net income available to common shareholders	$257,704	$260,961	$269,329
Net income per common share - basic	$2.62	$2.60	$2.64
Net income per common share - diluted	$2.61	$2.59	$2.63
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31
(In thousands)	2014	2013	2012
Net income	$262,784	$261,117	$271,439
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(412)	958	7,566
Net unrealized gains (losses) on other securities	60,007	(138,960)	24,126
Change in pension loss	(7,233)	11,389	(5,886)
Other comprehensive income (loss)	52,362	(126,613)	25,806
Comprehensive income	315,146	134,504	297,245
Less non-controlling interest expense	1,030	156	2,110
Comprehensive income attributable to Commerce Bancshares, Inc.	$314,116	$134,348	$295,135
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$262,784	$261,117	$271,439
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29,531	20,353	27,287
Provision for depreciation and amortization	42,303	41,944	43,448
Amortization of investment security premiums, net	23,211	30,419	36,238
Deferred income tax (benefit) expense	(540)	9,201	16,234
Investment securities (gains) losses, net	(14,124)	4,425	(4,828)
Net gains on sales of loans held for sale	—	—	(376)
Proceeds from sales of loans held for sale	—	—	22,720
Net (increase) decrease in trading securities	16,005	1,358	(9,645)
Stock-based compensation	8,829	6,427	5,001
(Increase) decrease in interest receivable	(2,185)	3,234	3,149
Decrease in interest payable	(230)	(1,569)	(1,272)
Increase (decrease) in income taxes payable	344	(1,663)	(13,395)
Net tax benefit related to equity compensation plans	(1,850)	(1,003)	(2,094)
Other changes, net	(3,242)	(12,494)	(10,026)
Net cash provided by operating activities	360,836	361,749	383,880
INVESTING ACTIVITIES
Cash and cash equivalents received in acquisition	—	47,643	—
Cash paid in sales of branches	(43,827)	—	—
Proceeds from sales of investment securities	64,442	16,299	16,875
Proceeds from maturities/pay downs of investment securities	1,914,105	2,542,123	3,080,664
Purchases of investment securities	(2,498,090)	(2,411,153)	(3,182,857)
Net increase in loans	(560,890)	(938,223)	(693,193)
Long-term securities purchased under agreements to resell	(450,000)	(125,000)	(575,000)
Repayments of long-term securities purchased under agreements to resell	550,000	175,000	225,000
Purchases of land, buildings and equipment	(43,658)	(23,841)	(34,969)
Sales of land, buildings and equipment	5,236	3,492	2,643
Net cash used in investing activities	(1,062,682)	(713,660)	(1,160,837)
FINANCING ACTIVITIES
Net increase in non-interest bearing, savings, interest checking and money market deposits	282,276	801,211	1,777,058
Net decrease in time open and C.D.’s	(57,956)	(82,013)	(257,586)
Repayment of long-term securities sold under agreements to repurchase	(350,000)	(50,000)	—
Net increase (decrease) in federal funds purchased and short-term securities sold under agreements to repurchase	865,960	313,008	(172,531)
Repayment of other long-term borrowings	(1,252)	(1,578)	(8,107)
Net increase (decrease) in other short-term borrowings	(2,000)	2,000	—
Proceeds from issuance of preferred stock	144,784	—	—
Purchases of treasury stock	(210,974)	(69,353)	(104,909)
Accelerated stock repurchase agreement	(60,000)	—	—
Issuance of stock under equity compensation plans	8,652	9,426	14,820
Net tax benefit related to equity compensation plans	1,850	1,003	2,094
Cash dividends paid on common stock	(84,241)	(82,104)	(211,608)
Cash dividends paid on preferred stock	(4,050)	—	—
Net cash provided by financing activities	533,049	841,600	1,039,231
Increase (decrease) in cash and cash equivalents	(168,797)	489,689	262,274
Cash and cash equivalents at beginning of year	1,269,514	779,825	517,551
Cash and cash equivalents at end of year	$1,100,717	$1,269,514	$779,825
Income tax payments, net	$120,172	$114,336	$119,166
Interest paid on deposits and borrowings	$28,218	$32,432	$39,335
Loans transferred to foreclosed real estate	$5,074	$8,747	$8,167
Loans transferred from held for sale to held for investment category	$—	$8,941	$—
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance, December 31, 2011	$—	$446,387	$1,042,065	$575,419	$(8,362)	$110,538	$4,314	$2,170,361
Net income				269,329			2,110	271,439
Other comprehensive income						25,806		25,806
Distributions to non-controlling interest							(1,977)	(1,977)
Purchases of treasury stock					(104,909)			(104,909)
Cash dividends paid on common stock ($2.090 per share)				(211,608)				(211,608)
Net tax benefit related to equity compensation plans			2,094					2,094
Stock-based compensation			5,001					5,001
Issuance under stock purchase and equity compensation plans, net			(16,905)		32,493			15,588
5% stock dividend, net		12,259	70,252	(155,930)	73,198			(221)
Balance, December 31, 2012	—	458,646	1,102,507	477,210	(7,580)	136,344	4,447	2,171,574
Net income				260,961			156	261,117
Other comprehensive loss						(126,613)		(126,613)
Acquisition of Summit Bancshares Inc.		1,001	11,125		31,071			43,197
Distributions to non-controlling interest							(848)	(848)
Purchases of treasury stock					(69,353)			(69,353)
Cash dividends paid on common stock ($.816 per share)				(82,104)				(82,104)
Net tax benefit related to equity compensation plans			1,003					1,003
Stock-based compensation			6,427					6,427
Issuance under stock purchase and equity compensation plans, net			(14,824)		25,066			10,242
5% stock dividend, net		21,577	173,710	(206,231)	10,699			(245)
Balance, December 31, 2013	—	481,224	1,279,948	449,836	(10,097)	9,731	3,755	2,214,397
Net income				261,754			1,030	262,784
Other comprehensive income						52,362		52,362
Distributions to non-controlling interest							(732)	(732)
Issuance of preferred stock	144,784							144,784
Purchases of treasury stock					(210,974)			(210,974)
Accelerated share repurchase forward contract			(60,000)					(60,000)
Cash dividends paid on common stock ($.857 per share)				(84,241)				(84,241)
Cash dividends paid on preferred stock ($.675 per share)				(4,050)				(4,050)
Net tax benefit related to equity compensation plans			1,850					1,850
Stock-based compensation			8,829					8,829
Issuance under stock purchase and equity compensation plans, net			(14,703)		24,209			9,506
5% stock dividend, net		2,931	13,151	(196,651)	180,300			(269)
Balance, December 31, 2014	$144,784	$484,155	$1,229,075	$426,648	$(16,562)	$62,093	$4,053	$2,334,246
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations
Commerce Bancshares, Inc. and its subsidiaries (the Company) conducts its principal activities from approximately 350 locations throughout Missouri, Illinois, Kansas, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, credit related insurance and private equity investment activities.

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

Cash and Cash Equivalents
In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Federal funds sold and short-term securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets.

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

Loans subject to individual evaluation generally consist of business, construction real estate, business real estate and personal real estate loans on non-accrual status. These impaired loans are evaluated individually for the impairment of repayment potential and collateral adequacy. Other impaired loans identified as performing troubled debt restructurings are collectively evaluated because they have similar risk characteristics. Loans which have not been identified as impaired are segregated by loan type and sub-type and are collectively evaluated. Reserves calculated for these loan pools are estimated using a consistent methodology that considers historical loan loss experience by loan type, loss emergence periods, delinquencies, current economic factors, loan risk ratings and industry concentrations.

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

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase
The Company periodically enters into investments of securities under agreements to resell with large financial institutions. These agreements are accounted for as collateralized financing transactions. Securities pledged by the counterparties to secure these agreements are delivered to a third party custodian. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral, or the Company may return collateral pledged when appropriate to maintain full collateralization for these transactions. At December 31, 2014, the Company had entered into $1.1 billion of long-term agreements to resell and had accepted securities valued at $1.1 billion as collateral.

Securities sold under agreements to repurchase are offered to cash management customers as an automated, collateralized investment account and totaled $1.9 billion at December 31, 2014. From time to time, securities sold may also be used by the Bank to obtain additional borrowed funds at favorable rates. As of December 31, 2014, the Company had pledged $1.9 billion of available for sale securities as collateral for these repurchase agreements.

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

Goodwill is assessed for impairment on an annual basis or more frequently in certain circumstances. When testing for goodwill impairment, the Company may initially perform a qualitative assessment. Based on the results of this qualitative assessment, if the Company concludes it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative analysis is performed. Quantitative valuation methodologies include a combination of formulas using current market multiples, based on recent sales of financial institutions within the Company's geographic marketplace. If the fair value of a reporting unit is less than the carrying amount, additional analysis is required to measure the amount of impairment. The Company has not recorded impairment resulting from goodwill impairment tests. However, adverse changes in the economic environment, operations of the reporting unit, or other factors could result in a decline in fair value.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. Impairment is indicated if the sum of the undiscounted estimated future net cash flows is less than the carrying value of the intangible asset. The Company has not recorded other-than-temporary impairment losses on these intangible assets.

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

Derivatives
As required by current accounting guidance, all derivatives are carried at fair value on the balance sheet. Accounting for changes in the fair value of derivatives (gains and losses) differs depending on whether a qualifying hedge relationship has been designated and on the type of hedge relationship. Derivatives used to hedge the exposure to change in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income and reclassified to earnings in the same period in which the hedged transaction affects earnings. The ineffective portion is recognized in current earnings. At the present time, the Company's application of hedge accounting is not significant.

Most of the derivatives held by the Company do not qualify for hedge accounting, and gains and losses on these derivatives are recognized in current earnings. These include interest rate swaps and caps, which are offered to customers to assist in managing their risks of adverse changes in interest rates. Each contract between the Company and a customer is offset by a contract between the Company and an institutional counterparty, thus minimizing the Company's exposure to rate changes. The Company also enters into certain contracts, known as credit risk participation agreements, to buy or sell credit protection on specific interest rate swaps. It also purchases and sells forward foreign exchange contracts, either in connection with customer transactions, or for its own trading purposes.

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

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options and stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s restricted share awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2014.

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

3. Loans and Allowance for Loan Losses
Major classifications within the Company’s held to maturity loan portfolio at December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Commercial:
Business	$3,969,952	$3,715,319
Real estate — construction and land	403,507	406,197
Real estate — business	2,288,215	2,313,550
Personal Banking:
Real estate — personal	1,883,092	1,787,626
Consumer	1,705,134	1,512,716
Revolving home equity	430,873	420,589
Consumer credit card	782,370	796,228
Overdrafts	6,095	4,611
Total loans	$11,469,238	$10,956,836

Loans to directors and executive officers of the Parent and the Bank, and to their associates, are summarized as follows:

(In thousands)
Balance at January 1, 2014	$44,728
Additions	402,428
Amounts collected	(381,737)
Amounts written off	—
Balance, December 31, 2014	$65,419

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. The activity in the table above includes draws and repayments on several lines of credit with business entities. There were no outstanding loans at December 31, 2014 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Oklahoma, Colorado, Iowa, Ohio, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from three to seven years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2014, unfunded loan commitments totaled $8.4 billion (which included $3.5 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2014, loans totaling $3.6 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases of $413.0 million and $368.8 million at December 31, 2014 and 2013, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $26.4 million and $25.1 million at December 31, 2014 and 2013, respectively. The net investment in operating leases amounted to $22.8 million and $24.4 million at December 31, 2014 and 2013, respectively, and is included in other assets on the Company’s consolidated balance sheets.

Allowance for loan losses

A summary of the activity in the allowance for losses during the previous three years follows:

(In thousands)	Commercial	Personal Banking	Total
Balance at December 31, 2011	$122,497	$62,035	$184,532
Provision for loan losses	(14,444)	41,731	27,287
Deductions:
Loans charged off	11,094	52,067	63,161
Less recoveries	8,766	15,108	23,874
Net loans charged off	2,328	36,959	39,287
Balance at December 31, 2012	105,725	66,807	172,532
Provision for loan losses	(16,143)	36,496	20,353
Deductions:
Loans charged off	5,170	49,029	54,199
Less recoveries	9,777	13,069	22,846
Net loans charged off (recoveries)	(4,607)	35,960	31,353
Balance at December 31, 2013	94,189	67,343	161,532
Provision for loan losses	(5,204)	34,735	29,531
Deductions:
Loans charged off	4,548	48,225	52,773
Less recoveries	5,185	13,057	18,242
Net loans charged off (recoveries)	(637)	35,168	34,531
Balance at December 31, 2014	$89,622	$66,910	$156,532

The following table shows the balance in the allowance for loan losses and the related loan balance at December 31, 2014 and 2013, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
December 31, 2014
Commercial	$4,527	$55,551	$85,095	$6,606,123
Personal Banking	2,314	25,537	64,596	4,782,027
Total	$6,841	$81,088	$149,691	$11,388,150
December 31, 2013
Commercial	$8,476	$78,516	$85,713	$6,356,550
Personal Banking	2,424	29,120	64,919	4,492,650
Total	$10,900	$107,636	$150,632	$10,849,200

Impaired loans
The table below shows the Company’s investment in impaired loans at December 31, 2014 and 2013. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 73.

(In thousands)	2014	2013
Non-accrual loans	$40,775	$48,814
Restructured loans (accruing)	40,313	58,822
Total impaired loans	$81,088	$107,636

The following table provides additional information about impaired loans held by the Company at December 31, 2014 and 2013, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Business	$9,237	$11,532	$—
Real estate – construction and land	4,552	8,493	—
Real estate – business	13,453	17,258	—
Real estate – personal	1,227	1,384	—
	$28,469	$38,667	$—
With an allowance recorded:
Business	$12,326	$13,846	$1,844
Real estate – construction and land	8,148	9,610	1,081
Real estate – business	7,835	15,025	1,602
Real estate – personal	9,096	12,465	1,441
Consumer	4,244	4,244	50
Revolving home equity	529	529	9
Consumer credit card	10,441	10,441	814
	$52,619	$66,160	$6,841
Total	$81,088	$104,827	$6,841
December 31, 2013
With no related allowance recorded:
Business	$7,969	$9,000	$—
Real estate – construction and land	8,766	16,067	—
Real estate – business	4,089	6,417	—
Revolving home equity	2,191	2,741	—
	$23,015	$34,225	$—
With an allowance recorded:
Business	$19,266	$22,597	$3,037
Real estate – construction and land	17,632	19,708	2,174
Real estate – business	20,794	29,287	3,265
Real estate – personal	10,425	13,576	1,361
Consumer	4,025	4,025	85
Revolving home equity	666	666	2
Consumer credit card	11,813	11,813	976
	$84,621	$101,672	$10,900
Total	$107,636	$135,897	$10,900

Total average impaired loans during 2014 and 2013 are shown in the table below.

	2014			2013
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Average impaired loans:
Non-accrual loans	$38,114	$7,132	$45,246	$35,900	$5,329	$41,229
Restructured loans (accruing)	33,156	20,040	53,196	40,251	24,134	64,385
Total	$71,270	$27,172	$98,442	$76,151	$29,463	$105,614

The table below shows interest income recognized during the years ended December 31, 2014, 2013 and 2012 for impaired loans held at the end of each respective period. This interest relates to accruing restructured loans, as discussed previously.

	For the Year Ended December 31
(In thousands)	2014	2013	2012
Interest income recognized on impaired loans:
Business	$344	$509	$1,184
Real estate – construction and land	361	758	655
Real estate – business	153	215	246
Real estate – personal	208	263	376
Consumer	286	346	415
Revolving home equity	27	36	37
Consumer credit card	993	1,116	1,341
Total	$2,372	$3,243	$4,254

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2014 and 2013.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2014
Commercial:
Business	$3,946,144	$11,152	$1,096	$11,560	$3,969,952
Real estate – construction and land	397,488	827	35	5,157	403,507
Real estate – business	2,266,688	3,661	—	17,866	2,288,215
Personal Banking:
Real estate – personal	1,868,606	6,618	1,676	6,192	1,883,092
Consumer	1,687,285	16,053	1,796	—	1,705,134
Revolving home equity	428,478	1,552	843	—	430,873
Consumer credit card	764,599	9,559	8,212	—	782,370
Overdrafts	5,721	374	—	—	6,095
Total	$11,365,009	$49,796	$13,658	$40,775	$11,469,238
December 31, 2013
Commercial:
Business	$3,697,589	$5,467	$671	$11,592	$3,715,319
Real estate – construction and land	386,423	9,601	—	10,173	406,197
Real estate – business	2,292,385	1,340	47	19,778	2,313,550
Personal Banking:
Real estate – personal	1,771,231	9,755	1,560	5,080	1,787,626
Consumer	1,492,960	17,482	2,274	—	1,512,716
Revolving home equity	416,614	1,082	702	2,191	420,589
Consumer credit card	777,564	9,952	8,712	—	796,228
Overdrafts	4,315	296	—	—	4,611
Total	$10,839,081	$54,975	$13,966	$48,814	$10,956,836

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

	Commercial Loans
(In thousands)	Business	Real Estate -Construction	Real Estate - Business	Total
December 31, 2014
Pass	$3,871,569	$385,831	$2,184,541	$6,441,941
Special mention	62,904	3,865	40,668	107,437
Substandard	23,919	8,654	45,140	77,713
Non-accrual	11,560	5,157	17,866	34,583
Total	$3,969,952	$403,507	$2,288,215	$6,661,674
December 31, 2013
Pass	$3,618,120	$372,515	$2,190,344	$6,180,979
Special mention	61,916	1,697	53,079	116,692
Substandard	23,691	21,812	50,349	95,852
Non-accrual	11,592	10,173	19,778	41,543
Total	$3,715,319	$406,197	$2,313,550	$6,435,066

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Delinquent and non-accrual loans". In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a person's financial history. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans are related to commercial activity. These totaled $244.3 million, or less than 6.0% of the Personal Banking portfolio, at both December 31, 2014 and December 31, 2013. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at December 31, 2014 and 2013 by FICO score.

	Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
December 31, 2014
FICO score:
Under 600	1.4%	5.2%	1.8%	4.1%
600 – 659	3.1	10.2	4.4	11.8
660 – 719	9.9	22.9	13.7	32.4
720 – 779	26.7	28.0	32.8	27.8
780 and over	58.9	33.7	47.3	23.9
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2013
FICO score:
Under 600	1.7%	5.4%	2.1%	4.1%
600 – 659	3.3	10.1	7.3	11.7
660 – 719	10.3	23.4	15.0	32.9
720 – 779	25.8	28.3	28.5	27.9
780 and over	58.9	32.8	47.1	23.4
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $64.4 million at December 31, 2014. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $24.1 million at December 31, 2014. Other performing restructured loans totaled $40.3 million at December 31, 2014. These are partly comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $21.8 million and $38.2 million at December 31, 2014 and 2013, respectively. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $10.4 million at December 31, 2014 and $11.8 million at December 31, 2013. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company also classifies certain loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. These loans, which are comprised of personal real estate, revolving home equity and consumer loans, totaled $8.1 million and $8.8 million at December 31, 2014 and 2013, respectively. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments.

The table below shows the outstanding balance of loans classified as troubled debt restructurings at December 31, 2014, in addition to the period end balances of restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	December 31, 2014	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$18,321	$7,464
Real estate – construction and land	12,249	3,285
Real estate – business	12,634	22
Personal Banking:
Real estate – personal	6,000	84
Consumer	4,271	47
Revolving home equity	529	40
Consumer credit card	10,441	890
Total restructured loans	$64,445	$11,832

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process . However, the effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $1.1 million on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $6.9 million at December 31, 2014 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $5.5 million and $6.6 million at December 31, 2014 and 2013, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.4 million and $2.8 million at December 31, 2014 and 2013, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated selling costs.

4. Investment Securities

Investment securities, at fair value, consisted of the following at December 31, 2014 and 2013.

(In thousands)	2014	2013
Available for sale:
U.S. government and federal agency obligations	$501,407	$505,696
Government-sponsored enterprise obligations	963,127	741,766
State and municipal obligations	1,813,201	1,619,171
Agency mortgage-backed securities	2,593,708	2,772,338
Non-agency mortgage-backed securities	382,744	246,983
Asset-backed securities	3,091,993	2,844,071
Other debt securities	139,161	141,757
Equity securities	38,219	43,898
Total available for sale	9,523,560	8,915,680
Trading	15,357	19,993
Non-marketable	106,875	107,324
Total investment securities	$9,645,792	$9,042,997
Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for borrowing and regulatory purposes, which totaled $46.6 million and $46.5 million at December 31, 2014 and December 31, 2013, respectively. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $60.2 million and $60.7 million at December 31, 2014 and December 31, 2013, respectively. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of December 31, 2014 is shown in the following table. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2014. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities which have no guarantee, but are collateralized by residential mortgages. Also included are certain other asset-backed securities, primarily collateralized by credit cards, automobiles and commercial loans. The Company does not have exposure to subprime-originated mortgage-backed or collateralized debt obligation instruments, and does not hold any trust preferred securities.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
Within 1 year	$104,791	$104,782	1.56*%
After 1 but within 5 years	198,166	204,838	1.57*
After 5 but within 10 years	141,179	142,575	.64*
After 10 years	53,200	49,212	.01*
Total U.S. government and federal agency obligations	497,336	501,407	1.14*
Government-sponsored enterprise obligations:
Within 1 year	53,022	53,567	1.82
After 1 but within 5 years	425,884	426,591	1.54
After 5 but within 10 years	423,873	417,331	2.03
After 10 years	65,795	65,638	2.22
Total government-sponsored enterprise obligations	968,574	963,127	1.82
State and municipal obligations:
Within 1 year	178,463	180,247	2.87
After 1 but within 5 years	688,284	708,764	2.47
After 5 but within 10 years	808,478	813,479	2.23
After 10 years	113,990	110,711	1.61
Total state and municipal obligations	1,789,215	1,813,201	2.35
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,523,377	2,593,708	2.69
Non-agency mortgage-backed securities	372,911	382,744	3.05
Asset-backed securities	3,090,174	3,091,993.87
Total mortgage and asset-backed securities	5,986,462	6,068,445	1.77
Other debt securities:
Within 1 year	11,248	11,249
After 1 but within 5 years	50,091	50,344
After 5 but within 10 years	79,445	77,568
Total other debt securities	140,784	139,161
Equity securities	3,931	38,219
Total available for sale investment securities	$9,386,302	$9,523,560
* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government securities are comprised mainly of U.S. Treasury inflation-protected securities, which totaled $501.3 million, at fair value, at December 31, 2014. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are $95.1 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates. Equity securities are primarily comprised of investments in common stock held by the Parent, which totaled $37.4 million, at fair value, at December 31, 2014.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government and federal agency obligations	$497,336	$9,095	$(5,024)	$501,407
Government-sponsored enterprise obligations	968,574	2,593	(8,040)	963,127
State and municipal obligations	1,789,215	32,340	(8,354)	1,813,201
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,523,377	75,923	(5,592)	2,593,708
Non-agency mortgage-backed securities	372,911	11,061	(1,228)	382,744
Asset-backed securities	3,090,174	6,922	(5,103)	3,091,993
Total mortgage and asset-backed securities	5,986,462	93,906	(11,923)	6,068,445
Other debt securities	140,784	420	(2,043)	139,161
Equity securities	3,931	34,288	—	38,219
Total	$9,386,302	$172,642	$(35,384)	$9,523,560
December 31, 2013
U.S. government and federal agency obligations	$498,226	$20,614	$(13,144)	$505,696
Government-sponsored enterprise obligations	766,802	2,245	(27,281)	741,766
State and municipal obligations	1,624,195	28,321	(33,345)	1,619,171
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,743,803	54,659	(26,124)	2,772,338
Non-agency mortgage-backed securities	236,595	12,008	(1,620)	246,983
Asset-backed securities	2,847,368	6,872	(10,169)	2,844,071
Total mortgage and asset-backed securities	5,827,766	73,539	(37,913)	5,863,392
Other debt securities	147,581	671	(6,495)	141,757
Equity securities	9,970	33,928	—	43,898
Total	$8,874,540	$159,318	$(118,178)	$8,915,680

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At December 31, 2014, the fair value of securities on this watch list was $123.9 million compared to $188.8 million at December 31, 2013.

As of December 31, 2014, the Company had recorded OTTI on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $54.6 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $13.7 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	2%	-	25%
Projected cumulative default	20%	-	58%
Credit support	0%	-	18%
Loss severity	23%	-	77%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

(In thousands)	2014	2013	2012
Cumulative OTTI credit losses at January 1	$12,499	$11,306	$9,931
Credit losses on debt securities for which impairment was previously recognized	1,365	1,284	1,490
Increase in expected cash flows that are recognized over remaining life of security	(130)	(91)	(115)
Cumulative OTTI credit losses at December 31	$13,734	$12,499	$11,306

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. government and federal agency obligations	$90,261	$818	$32,077	$4,206	$122,338	$5,024
Government-sponsored enterprise obligations	224,808	922	224,779	7,118	449,587	8,040
State and municipal obligations	172,980	646	215,702	7,708	388,682	8,354
Mortgage and asset-backed securities:
Agency mortgage-backed securities	55,128	429	381,617	5,163	436,745	5,592
Non-agency mortgage-backed securities	141,655	609	43,659	619	185,314	1,228
Asset-backed securities	1,424,457	2,009	159,098	3,094	1,583,555	5,103
Total mortgage and asset-backed securities	1,621,240	3,047	584,374	8,876	2,205,614	11,923
Other debt securities	16,434	55	80,203	1,988	96,637	2,043
Total	$2,125,723	$5,488	$1,137,135	$29,896	$3,262,858	$35,384
December 31, 2013
U.S. government and federal agency obligations	$96,172	$243	$59,677	$12,901	$155,849	$13,144
Government-sponsored enterprise obligations	487,317	18,155	93,654	9,126	580,971	27,281
State and municipal obligations	478,818	15,520	178,150	17,825	656,968	33,345
Mortgage and asset-backed securities:
Agency mortgage-backed securities	717,778	26,124	—	—	717,778	26,124
Non-agency mortgage-backed securities	53,454	918	22,289	702	75,743	1,620
Asset-backed securities	1,088,556	9,072	58,398	1,097	1,146,954	10,169
Total mortgage and asset-backed securities	1,859,788	36,114	80,687	1,799	1,940,475	37,913
Other debt securities	90,028	5,604	9,034	891	99,062	6,495
Total	$3,012,123	$75,636	$421,202	$42,542	$3,433,325	$118,178

The total available for sale portfolio consisted of approximately 1,900 individual securities at December 31, 2014. The portfolio included 363 securities, having an aggregate fair value of $3.3 billion, that were in a loss position at December 31, 2014, compared to 507 securities, with a fair value of $3.4 billion, at December 31, 2013. The total amount of unrealized loss on these securities decreased $82.8 million to $35.4 million. At December 31, 2014, the fair value of securities in an unrealized loss position for 12 months or longer totaled $1.1 billion, or 11.9% of the total portfolio value, and did not include any securities identified as other-than-temporarily impaired.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $8.4 million at December 31, 2014. Of these losses, $5.6 million related to auction rate securities and $2.7 million related to other state and municipal obligations. This portfolio, excluding auction rate securities, totaled $1.7 billion at fair value, or 18.0% of total available for sale securities. The Company has processes and procedures in place to monitor its state and municipal holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the following table.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At December 31, 2014
Texas	11.0%	4.7	Aa2
Florida	9.3	4.1	Aa3
New York	7.3	6.5	Aa2
Ohio	6.0	5.1	Aa2
Washington	5.7	5.3	Aa2
General obligation	35.2%	4.9	Aa2
Lease	15.6	4.8	Aa2
Housing	12.9	3.9	Aa1
Transportation	12.5	4.7	A1
Limited tax	9.1	6.1	Aa2

The credit ratings (Moody’s rating or equivalent) at December 31, 2014 in the state and municipal bond portfolio (excluding auction rate securities) are shown in the following table. The average credit quality of the portfolio is Aa2 as rated by Moody’s.

% of Portfolio
Aaa	9.3%
Aa	74.6
A	15.4
Not rated	.7
100.0%

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

(In thousands)	2014	2013	2012
Proceeds from sales of available for sale securities	$30,998	$7,076	$5,231
Proceeds from sales of non-marketable securities	33,444	9,223	11,644
Total proceeds	$64,442	$16,299	$16,875
Available for sale:
Gains realized on sales	$—	$126	$358
Losses realized on sales	(5,197)	—	—
Gain realized on donation	1,570	1,375	—
Other-than-temporary impairment recognized on debt securities	(1,365)	(1,284)	(1,490)
Non-marketable:
Gains realized on sales	1,629	1,808	1,655
Losses realized on sales	(134)	(2,979)	(200)
Fair value adjustments, net	17,621	(3,471)	4,505
Investment securities gains (losses), net	$14,124	$(4,425)	$4,828

Investment securities with a fair value of $4.7 billion and $3.9 billion were pledged at December 31, 2014 and 2013, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $467.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

5. Land, Buildings and Equipment
Land, buildings and equipment consist of the following at December 31, 2014 and 2013:

(In thousands)	2014	2013
Land	$106,599	$106,005
Buildings and improvements	535,039	529,842
Equipment	244,239	227,467
Total	885,877	863,314
Less accumulated depreciation and amortization	528,006	513,660
Net land, buildings and equipment	$357,871	$349,654

Depreciation expense of $29.8 million, $30.7 million and $32.2 million for 2014, 2013 and 2012, respectively, was included in occupancy expense and equipment expense in the consolidated income statements. Repairs and maintenance expense of $16.5 million, $16.8 million and $17.3 million for 2014, 2013 and 2012, respectively, was included in occupancy expense and equipment expense. There has been no interest expense capitalized on construction projects in the past three years.

6. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2014				December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(24,698)	$—	$6,572	$31,270	$(22,781)	$—	$8,489
Mortgage servicing rights	3,693	(2,718)	(97)	878	3,430	(2,567)	(84)	779
Total	$34,963	$(27,416)	$(97)	$7,450	$34,700	$(25,348)	$(84)	$9,268

The carrying amount of goodwill and its allocation among segments at December 31, 2014 and 2013 is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2014, 2013 or 2012. Further, the annual assessment of qualitative factors on January 1, 2015 revealed no likelihood of impairment as of that date.

(In thousands)	December 31, 2014	December 31, 2013
Consumer segment	$70,721	$70,721
Commercial segment	67,454	67,454
Wealth segment	746	746
Total goodwill	$138,921	$138,921

Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2014 and 2013 are shown in the following table.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2012	$125,585	$4,828	$472
Summit acquisition	13,336	5,550	—
Originations	—	—	298
Amortization	—	(1,889)	(300)
Impairment reversal	—	—	309
Balance at December 31, 2013	138,921	8,489	779
Originations	—	—	263
Amortization	—	(1,917)	(151)
Impairment	—	—	(13)
Balance at December 31, 2014	$138,921	$6,572	$878

Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At December 31, 2014, temporary impairment of $97 thousand had been recognized. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 16 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2014, 2013 and 2012 was $2.1 million, $2.2 million and $2.5 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2014. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2015	$1,986
2016	1,597
2017	1,235
2018	912
2019	680

7. Deposits
At December 31, 2014, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)
Due in 2015	$1,638,332
Due in 2016	301,354
Due in 2017	80,693
Due in 2018	56,728
Due in 2019	42,596
Thereafter	2,515
Total	$2,122,218

The following table shows a detailed breakdown of the maturities of time open and certificates of deposit, by size category, at December 31, 2014.

(In thousands)	Certificates of Deposit under $100,000	Other Time Deposits under $100,000	Certificates of Deposit over $100,000	Other Time Deposits over $100,000	Total
Due in 3 months or less	$145,232	$30,779	$363,581	$12,646	$552,238
Due in over 3 through 6 months	155,693	35,553	272,824	28,172	492,242
Due in over 6 through 12 months	260,582	49,132	238,723	45,415	593,852
Due in over 12 months	135,960	65,502	268,887	13,537	483,886
Total	$697,467	$180,966	$1,144,015	$99,770	$2,122,218

Regulations of the Federal Reserve System require cash balances to be maintained at the Federal Reserve Bank, based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2014 totaled $59.8 million.

8. Borrowings
The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year).

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2014	.1%	.1%	$1,119,578	$1,862,518	$1,862,518
2013	.1	.1	914,554	1,479,849	996,558
2012	.1	.1	785,978	1,149,156	683,550
Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally have one day maturities. At December 31, 2014, nearly all of these borrowings were short-term repurchase agreements comprised of non-insured customer funds, which were secured by a portion of the Company’s investment portfolio.

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. At December 31, 2014, total outstanding advances were $104.1 million with a weighted interest rate of 3.5% and a remaining maturity of three years. All of the outstanding advances have fixed interest rates and contain prepayment penalties. The FHLB has also issued letters of credit, totaling $233.1 million at December 31, 2014, to secure the Company’s obligations to certain depositors of public funds.

The Company's borrowings of long-term structured repurchase agreements matured in total during 2014, averaging $138.1 million during the year.

9. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2014:
U.S. federal	$109,183	$(679)	$108,504
State and local	11,573	139	11,712
Total	$120,756	$(540)	$120,216
Year ended December 31, 2013:
U.S. federal	$102,191	$7,984	$110,175
State and local	10,838	1,217	12,055
Total	$113,029	$9,201	$122,230
Year ended December 31, 2012:
U.S. federal	$100,210	$15,125	$115,335
State and local	10,725	1,109	11,834
Total	$110,935	$16,234	$127,169

The components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended December 31, 2014, 2013 and 2012 were as follows:

(In thousands)	2014	2013	2012
Unrealized gain (loss) on securities available for sale	$36,525	$(84,582)	$19,425
Accumulated pension (benefit) loss	(4,433)	6,981	(3,608)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,850)	(1,003)	(2,094)
Income tax (benefit) expense allocated to stockholders’ equity	$30,242	$(78,604)	$13,723

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Deferred tax assets:
Loans, principally due to allowance for loan losses	$68,014	$70,154
Accrued expenses	14,590	15,740
Equity-based compensation	12,689	12,407
Deferred compensation	7,397	6,980
Pension	5,885	728
Other	16,173	14,740
Total deferred tax assets	124,748	120,749
Deferred tax liabilities:
Equipment lease financing	67,531	64,320
Unrealized gain on securities available for sale	52,158	15,633
Land, buildings and equipment	14,520	14,757
Intangibles	7,532	7,282
Accretion on investment securities	5,919	5,972
Other	3,181	7,325
Total deferred tax liabilities	150,841	115,289
Net deferred tax assets (liabilities)	$(26,093)	$5,460

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and the Company’s actual income tax expense for 2014, 2013 and 2012 is provided in the table below. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(In thousands)	2014	2013	2012
Computed “expected” tax expense	$133,690	$134,117	$138,774
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(17,806)	(16,612)	(15,516)
State and local income taxes, net of federal tax benefit	7,613	7,836	7,692
Tax deductible dividends on allocated shares held by the Company’s ESOP	(1,116)	(1,116)	(2,991)
Other	(2,165)	(1,995)	(790)
Total income tax expense	$120,216	$122,230	$127,169

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company recorded tax benefits related to interest and penalties of $6 thousand, $5 thousand and $81 thousand in 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, liabilities for interest and penalties were $178 thousand and $172 thousand, respectively.

As of December 31, 2014 and 2013, the gross amount of unrecognized tax benefits was $1.3 million and $1.4 million, respectively, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $852 thousand and $1.0 million, respectively.

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2011 through 2014 remain open to examination for U.S. federal income tax as well as income tax in major state taxing jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2014 and 2013 was as follows:

(In thousands)	2014	2013
Unrecognized tax benefits at beginning of year	$1,428	$1,581
Gross increases – tax positions in prior period	20	70
Gross decreases – tax positions in prior period	(5)	(2)
Gross increases – current-period tax positions	299	282
Lapse of statute of limitations	(430)	(503)
Unrecognized tax benefits at end of year	$1,312	$1,428

10. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2014	2013	2012
Payroll taxes	$21,417	$21,118	$20,621
Medical plans	22,855	18,490	19,861
401(k) plan	12,057	12,465	12,613
Pension plans	2,555	1,627	2,441
Other	2,585	2,988	2,688
Total employee benefits	$61,469	$56,688	$58,224

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

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. No contributions to the defined benefit plan were made in 2014 or 2013, and the minimum required contribution for 2015 is expected to be zero. The Company does not expect to make any further contributions in 2015 other than the necessary funding contributions to the CERP. Contributions to the CERP were $69 thousand, $69 thousand and $65 thousand during 2014, 2013 and 2012, respectively. As noted in the table below, pension cost in 2014 included a settlement loss of $1.7 million, resulting from a cash-out opportunity offered during the year to certain vested inactive participants with deferred benefits.

The following items are components of the net pension cost for the years ended December 31, 2014, 2013 and 2012.

(In thousands)	2014	2013	2012
Service cost-benefits earned during the year	$430	$509	$504
Interest cost on projected benefit obligation	5,069	4,509	5,162
Expected return on plan assets	(6,285)	(6,476)	(6,178)
Amortization of unrecognized net loss	1,654	3,085	2,953
Settlement loss recognized	1,687	—	—
Net periodic pension cost	$2,555	$1,627	$2,441

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2014 and 2013.

(In thousands)	2014	2013
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$113,673	$125,147
Service cost	430	509
Interest cost	5,069	4,509
Plan settlements	(7,163)	—
Benefits paid	(5,193)	(5,904)
Actuarial (gain) loss	18,631	(10,588)
Projected benefit obligation at valuation date	125,447	113,673
Change in plan assets
Fair value of plan assets at prior valuation date	107,172	101,834
Actual return on plan assets	9,909	11,173
Employer contributions	69	69
Plan settlements	(7,163)	—
Benefits paid	(5,193)	(5,904)
Fair value of plan assets at valuation date	104,794	107,172
Funded status and net amount recognized at valuation date	$(20,653)	$(6,501)

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $125.4 million and $113.7 million for the combined plans on December 31, 2014 and 2013, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2014 and 2013 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2014	2013
Prior service credit (cost)	$—	$—
Accumulated loss	(37,145)	(25,479)
Accumulated other comprehensive loss	(37,145)	(25,479)
Cumulative employer contributions in excess of net periodic benefit cost	16,492	18,978
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(20,653)	$(6,501)
Net gain (loss) arising during period	$(15,007)	$15,285
Amortization or settlement recognition of net loss	3,341	3,085
Total recognized in other comprehensive income	$(11,666)	$18,370
Total income (expense) recognized in net periodic pension cost and other comprehensive income	$(14,221)	$16,743

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic pension cost in 2015 is $2.6 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2014	2013	2012
Determination of benefit obligation at year end:
Discount rate	3.95%	4.55%	3.65%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Discount rate	4.55%	3.65%	4.80%
Long-term rate of return on assets	6.00%	6.50%	6.50%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2014 and 2013. Information about the valuation techniques and inputs used to measure fair value are provided in Note 16 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets:
U.S. government obligations	$1,290	$1,290	$—	$—
Government-sponsored enterprise obligations (a)	1,259	—	1,259	—
State and municipal obligations	10,638	—	10,638	—
Agency mortgage-backed securities (b)	1,762	—	1,762	—
Non-agency mortgage-backed securities	5,635	—	5,635	—
Asset-backed securities	5,776	—	5,776	—
Corporate bonds (c)	34,264	—	34,264	—
Equity securities and mutual funds: (d)
U.S. large-cap	20,296	20,296	—	—
U.S. mid-cap	13,362	13,362	—	—
U.S. small-cap	3,590	3,590	—	—
International developed markets	3,377	3,377	—	—
Emerging markets	473	473	—	—
Money market funds	3,072	3,072	—	—
Total	$104,794	$45,460	$59,334	$—
December 31, 2013
Assets:
U.S. government obligations	$901	$901	$—	$—
Government-sponsored enterprise obligations (a)	2,512	—	2,512	—
State and municipal obligations	7,270	—	7,270	—
Agency mortgage-backed securities (b)	1,744	—	1,744	—
Non-agency mortgage-backed securities	6,156	—	6,156	—
Asset-backed securities	5,985	—	5,985	—
Corporate bonds (c)	36,345	—	36,345	—
Equity securities and mutual funds: (d)
U.S. large-cap	23,677	23,677	—	—
U.S. mid-cap	13,864	13,864	—	—
U.S. small-cap	4,331	4,331	—	—
International developed markets	857	857	—	—
Emerging markets	659	659	—	—
Money market funds	2,871	2,871	—	—
Total	$107,172	$47,160	$60,012	$—

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

The investment policy of the pension plan is designed for growth in value, within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines, which may change from time to time, regarding the types and percentages of investments held. Currently, the policy includes guidelines such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2014. Under the current policy, the long-term investment target mix for the plan is 35% equity securities and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The discount rate is based on matching the Company's estimated plan cash flows to a yield curve derived from a portfolio of corporate bonds rated AA by either Moody's or Standard and Poor's.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2014 pension plan expense was 6.0%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The 10-year annualized return for the Company’s pension plan was 7.2%. During 2014, the plan’s rate of return was 9.1%, compared to 11.1% in 2013. Returns for any plan year may be affected by changes in the stock market and interest rates. The Company expects to incur pension expense of $1.9 million in 2015, compared to $2.6 million in 2014. The decline in expense expected in 2015 as compared to 2014 is due to the $1.7 million settlement expense in 2014, which is not expected to reoccur in 2015, partially offset by increases in expense due to a decrease in the discount rate and the effect of the new mortality assumptions mentioned below.

The Company utilizes published mortality tables to incorporate mortality assumptions into the measurement of the pension benefit obligation. During 2014, the Society of Actuaries published new mortality tables, which incorporate a greater longevity for people living in the United States. The Company utilized the updated mortality tables in measuring the pension benefit obligation as of December 31, 2014, which increased the benefit obligation by $11.4 million.

The following future benefit payments are expected to be paid:

(In thousands)
2015	$6,263
2016	6,614
2017	6,877
2018	7,115
2019	7,263
2020 - 2024	38,265

11. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. At December 31, 2014, 3,578,149 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $8.8 million, $6.4 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.3 million, $2.4 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014 and 2013, stock-based compensation was issued in the form of nonvested stock awards and stock appreciation rights. Nonvested stock is awarded to key employees, by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 4 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of December 31, 2014 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,200,750	32.64
Granted	195,177	42.48
Vested	(107,299)	28.51
Forfeited	(28,689)	36.85
Nonvested at December 31, 2014	1,259,939	34.41

The total fair value (at vest date) of shares vested during 2014, 2013 and 2012 was $4.5 million, $2.1 million and $2.1 million, respectively.

Stock appreciation rights (SARs) and stock options are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs, which the Company granted in 2006 through 2009, and again in 2013 and 2014, vest ratably over four years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. Non-qualified stock options, which were granted in 2005 and previous years, vested ratably over three years of continuous service, and also have 10-year contractual terms.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options and SARs on date of grant. The Black-Scholes model is a closed-end model that uses various assumptions as shown in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options and SARs, which represents the period of time that the options and SARs granted are expected to be outstanding. The risk-free rate for the expected term is based on the U.S. Treasury zero coupon spot rates in effect at the time of grant. The per share average fair value and the model assumptions for SARs granted in 2014 are 2013 shown in the table below.

	2014	2013
Weighted per share average fair value at grant date	$8.82	$6.49
Assumptions:
Dividend yield	2.0%	2.3%
Volatility	22.1%	23.2%
Risk-free interest rate	2.3%	1.2%
Expected term	7.1 years	7.3 years

A summary of stock option activity during 2014 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2014	474,894	29.10
Granted	—	—
Forfeited	—	—
Expired	(1,462)	29.22
Exercised	(404,757)	29.07
Outstanding, exercisable and vested at December 31, 2014	68,675	$29.27	0.2	years	$977

A summary of SAR activity during 2014 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,845,863	$33.03
Granted	181,556	42.40
Forfeited	(2,478)	39.37
Expired	(7,084)	32.44
Exercised	(237,279)	33.12
Outstanding at December 31, 2014	1,780,578	$33.96	3.7	years	$16,966
Exercisable at December 31, 2014	1,425,874	$32.72	2.5	years	$15,356
Vested and expected to vest at December 31, 2014	1,763,892	$33.92	3.7	years	$16,885

Additional information about stock options and SARs exercised is presented below.

(In thousands)	2014	2013	2012
Intrinsic value of options and SARs exercised	$8,068	$6,580	$7,769
Cash received from options and SARs exercised	$8,652	$9,426	$14,820
Tax benefit realized from options and SARs exercised	$1,153	$335	$1,269

As of December 31, 2014, there was $20.1 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested SARs and stock awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 124,086 at December 31, 2014. In 2014, 20,117 shares were purchased at an average price of $42.34 and in 2013, 21,233 shares were purchased at an average price of $38.46.

* All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2014.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2014	$4,203	$21,303	$(15,775)	$9,731
Other comprehensive income (loss) before reclassifications	(2,030)	93,158	(15,007)	76,121
Amounts reclassified from accumulated other comprehensive income	1,365	3,627	3,341	8,333
Current period other comprehensive income (loss), before tax	(665)	96,785	(11,666)	84,454
Income tax (expense) benefit	253	(36,778)	4,433	(32,092)
Current period other comprehensive income (loss), net of tax	(412)	60,007	(7,233)	52,362
Balance December 31, 2014	$3,791	$81,310	$(23,008)	$62,093
Balance January 1, 2013	$3,245	$160,263	$(27,164)	$136,344
Other comprehensive income (loss) before reclassifications	261	(222,628)	15,285	(207,082)
Amounts reclassified from accumulated other comprehensive income	1,284	(1,501)	3,085	2,868
Current period other comprehensive income (loss), before tax	1,545	(224,129)	18,370	(204,214)
Income tax (expense) benefit	(587)	85,169	(6,981)	77,601
Current period other comprehensive income (loss), net of tax	958	(138,960)	11,389	(126,613)
Balance December 31, 2013	$4,203	$21,303	$(15,775)	$9,731
(1) The pre-tax amounts reclassified from accumulated other comprehensive income are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic pension cost as "amortization of unrecognized net loss" and "settlement loss recognized" (see Note 10), for inclusion in the consolidated statements of income.

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

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2014:
Net interest income	$270,081	$287,244	$40,128	$597,453	$22,751	$620,204
Provision for loan losses	(35,209)	559	372	(34,278)	4,747	(29,531)
Non-interest income	113,245	190,594	128,203	432,042	3,936	435,978
Investment securities gains, net	—	—	—	—	14,124	14,124
Non-interest expense	(267,931)	(250,964)	(98,589)	(617,484)	(40,291)	(657,775)
Income before income taxes	$80,186	$227,433	$70,114	$377,733	$5,267	$383,000
Year ended December 31, 2013:
Net interest income	$268,221	$280,128	$40,185	$588,534	$30,838	$619,372
Provision for loan losses	(34,277)	3,772	(688)	(31,193)	10,840	(20,353)
Non-interest income	112,819	186,446	117,323	416,588	1,798	418,386
Investment securities losses, net	—	—	—	—	(4,425)	(4,425)
Non-interest expense	(270,209)	(235,396)	(96,530)	(602,135)	(27,498)	(629,633)
Income before income taxes	$76,554	$234,950	$60,290	$371,794	$11,553	$383,347
Year ended December 31, 2012:
Net interest income	$274,844	$290,968	$39,498	$605,310	$34,596	$639,906
Provision for loan losses	(35,496)	(2,824)	(695)	(39,015)	11,728	(27,287)
Non-interest income	114,003	179,824	108,776	402,603	(2,973)	399,630
Investment securities gains, net	—	—	—	—	4,828	4,828
Non-interest expense	(266,740)	(226,935)	(90,659)	(584,334)	(34,135)	(618,469)
Income before income taxes	$86,611	$241,033	$56,920	$384,564	$14,044	$398,608

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

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Average balances for 2014:
Assets	$2,806,028	$6,966,520	$931,397	$10,703,945	$11,968,978	$22,672,923
Loans, including held for sale	2,718,634	6,783,471	922,120	10,424,225	836,008	11,260,233
Goodwill and other intangible assets	76,786	69,733	746	147,265	—	147,265
Deposits	9,537,686	7,288,884	1,911,391	18,737,961	57,715	18,795,676
Average balances for 2013:
Assets	$2,674,136	$6,321,153	$855,721	$9,851,010	$12,022,974	$21,873,984
Loans, including held for sale	2,589,179	6,124,902	845,918	9,559,999	756,143	10,316,142
Goodwill and other intangible assets	73,340	61,925	746	136,011	—	136,011
Deposits	9,317,525	6,809,265	1,885,807	18,012,597	48,554	18,061,151

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

14. Common and Preferred Stock
On December 15, 2014, the Company distributed a 5% stock dividend on its $5 par common stock for the 21st consecutive year. All per common share data in this report has been restated to reflect the stock dividend.

The Company applies the two-class method of computing income per share, as nonvested share-based awards that pay nonforfeitable common stock dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the nonvested share-based awards and for common stock. Income per share attributable to common stock is shown in the following table. Nonvested share-based awards are further discussed in Note 11 on Stock-Based Compensation.

Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share gives effect to all dilutive potential common shares that were outstanding during the year. Presented below is a summary of the components used to calculate basic and diluted income per common share, which have been restated for all stock dividends.

(In thousands, except per share data)	2014	2013	2012
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$261,754	$260,961	$269,329
Less preferred stock dividends	4,050	—	—
Net income available to common shareholders	257,704	260,961	269,329
Less income allocated to nonvested restricted stock	3,332	2,939	2,563
Net income allocated to common stock	$254,372	$258,022	$266,766
Weighted average common shares outstanding	96,984	99,315	101,005
Basic income per common share	$2.62	$2.60	$2.64
Diluted income per common share:
Net income available to common shareholders	$257,704	$260,961	$269,329
Less income allocated to nonvested restricted stock	3,323	2,931	2,562
Net income allocated to common stock	$254,381	$258,030	$266,767
Weighted average common shares outstanding	96,984	99,315	101,005
Net effect of the assumed exercise of stock-based awards -- based on the treasury stock method using the average market price for the respective periods	400	417	308
Weighted average diluted common shares outstanding	97,384	99,732	101,313
Diluted income per common share	$2.61	$2.59	$2.63

Nearly all unexercised stock options and stock appreciation rights were included in the computations of diluted income per share for the years ended December 31, 2014, 2013 and 2012.

At the Annual Meeting of the Shareholders, held on April 16, 2014, a proposal to increase the shares of Company common stock authorized for issuance under its articles of incorporation was approved. This approval increased the authorized shares from 100,000,000 to 120,000,000.
On June 19, 2014, the Company issued and sold 6,000,000 depositary shares, representing 6,000 shares of 6.00% Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share, having an aggregate liquidation preference of $150.0 million (“Series B Preferred Stock”). Each depositary share has a liquidation preference of $25 per share. Dividends on the Series B Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.00%. The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting underwriting discount and commissions, and the payment of expenses were approximately $144.8 million. The net proceeds from the offering were used to fund, in part, the accelerated share repurchase program discussed below.

In the event that the Company does not declare and pay dividends on the Series B Preferred Stock for the most recent dividend period, the ability of the Company to declare or pay dividends on, purchase, redeem or otherwise acquire shares of its common stock or any securities of the Company that rank junior to the Series B Preferred Stock is subject to certain restrictions under the terms of the Series B Preferred Stock. The Company paid dividends on the Preferred Stock totaling $4.1 million during 2014.
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
The ASR agreement is part of a stock repurchase program that was authorized by the Company’s board of directors in June 2014 to buy up to 5,000,000 shares of the Company's common stock. The Company accounted for the repurchase under the ASR agreement as two separate transactions: (i) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date; and (ii) as a forward contract indexed to the Company’s common stock that is classified as equity and reported as a component of surplus. At December 31, 2014, 1,898,007 shares of common stock remained available for purchase under the current board authorization.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2014	2013	2012
Shares outstanding at January 1	95,881	91,414	88,952
Issuance of stock:
Awards and sales under employee and director plans	549	653	837
5% stock dividend	4,586	4,565	4,352
Summit acquisition	—	1,000	—
Purchases of treasury stock under accelerated stock buyback program	(3,055)	—	—
Other purchases of treasury stock	(1,626)	(1,742)	(2,716)
Other	(8)	(9)	(11)
Shares outstanding at December 31	96,327	95,881	91,414

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

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,304,206	14.86%	$1,240,732	8.00%	N.A.	N.A.
Commerce Bank	2,026,666	13.16	1,232,378	8.00	$1,540,472	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,131,169	13.74%	$620,366	4.00%	N.A.	N.A.
Commerce Bank	1,869,053	12.13	616,189	4.00	$924,283	6.00%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,131,169	9.36%	$910,977	4.00%	N.A.	N.A.
Commerce Bank	1,869,053	8.24	907,807	4.00	$1,134,759	5.00%
December 31, 2013
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,239,636	15.28%	$1,172,843	8.00%	N.A.	N.A.
Commerce Bank	1,971,850	13.55	1,164,469	8.00	$1,455,586	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,061,761	14.06%	$586,421	4.00%	N.A.	N.A.
Commerce Bank	1,809,231	12.43	582,234	4.00	$873,351	6.00%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,061,761	9.43%	$874,673	4.00%	N.A.	N.A.
Commerce Bank	1,809,231	8.31	871,050	4.00	$1,088,812	5.00%

At December 31, 2014, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

In 2013 and 2014, the U.S. bank regulators approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, known as Basel III, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier I capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier I capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at .625% of risk-weighted assets and increases each subsequent year by an additional .625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Company's capital levels will remain characterized as "well-capitalized" under the new rules.

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$501,407	$501,407	$—	$—
Government-sponsored enterprise obligations	963,127	—	963,127	—
State and municipal obligations	1,813,201	—	1,718,058	95,143
Agency mortgage-backed securities	2,593,708	—	2,593,708	—
Non-agency mortgage-backed securities	382,744	—	382,744	—
Asset-backed securities	3,091,993	—	3,091,993	—
Other debt securities	139,161	—	139,161	—
Equity securities	38,219	17,975	20,244	—
Trading securities	15,357	—	15,357	—
Private equity investments	57,581	—	—	57,581
Derivatives *	10,457	—	10,454	3
Assets held in trust	8,848	8,848	—	—
Total assets	9,615,803	528,230	8,934,846	152,727
Liabilities:
Derivatives *	10,948	—	10,722	226
Total liabilities	$10,948	$—	$10,722	$226
December 31, 2013
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$505,696	$505,696	$—	$—
Government-sponsored enterprise obligations	741,766	—	741,766	—
State and municipal obligations	1,619,171	—	1,491,447	127,724
Agency mortgage-backed securities	2,772,338	—	2,772,338	—
Non-agency mortgage-backed securities	246,983	—	246,983	—
Asset-backed securities	2,844,071	—	2,844,071	—
Other debt securities	141,757	—	141,757	—
Equity securities	43,898	24,646	19,252	—
Trading securities	19,993	—	19,993	—
Private equity investments	56,612	—	—	56,612
Derivatives *	12,980	—	12,976	4
Assets held in trust	7,511	7,511	—	—
Total assets	9,012,776	537,853	8,290,583	184,340
Liabilities:
Derivatives *	13,329	—	13,260	69
Total liabilities	$13,329	$—	$13,260	$69

*	The fair value of each class of derivative is shown in Note 18.

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

Derivatives
The Company’s derivative instruments include interest rate swaps, foreign exchange forward contracts, and certain credit risk guarantee agreements. When appropriate, the impact of credit standing as well as any potential credit enhancements, such as collateral, has been considered in the fair value measurement.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
Year ended December 31, 2014:
Balance at January 1, 2014	$127,724	$56,612	$(65)	$184,271
Total gains or losses (realized/unrealized):
Included in earnings	—	19,137	122	19,259
Included in other comprehensive income	3,638	—	—	3,638
Investment securities called	(38,225)	—	—	(38,225)
Discount accretion	2,006	—	—	2,006
Purchases of private equity securities	—	14,152	—	14,152
Sale / paydown of private equity securities	—	(32,464)	—	(32,464)
Capitalized interest/dividends	—	144	—	144
Purchase of risk participation agreement	—	—	41	41
Sale of risk participation agreement	—	—	(321)	(321)
Balance at December 31, 2014	$95,143	$57,581	$(223)	$152,501
Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$—	$718	$118	$836
Year ended December 31, 2013:
Balance at January 1, 2013	$126,414	$68,167	$(187)	$194,394
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,971)	234	(2,737)
Included in other comprehensive income	3,253	—	—	3,253
Investment securities called	(2,150)	—	—	(2,150)
Discount accretion	207	—	—	207
Purchases of private equity securities	—	3,950	—	3,950
Sale / paydown of private equity securities	—	(12,865)	—	(12,865)
Capitalized interest/dividends	—	331	—	331
Sale of risk participation agreement	—	—	(112)	(112)
Balance at December 31, 2013	$127,724	$56,612	$(65)	$184,271
Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013	$—	$(5,297)	$234	$(5,063)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
Year ended December 31, 2014:
Total gains or losses included in earnings	$122	$19,137	$19,259
Change in unrealized gains or losses relating to assets still held at December 31, 2014	$118	$718	$836
Year ended December 31, 2013:
Total gains or losses included in earnings	$234	$(2,971)	$(2,737)
Change in unrealized gains or losses relating to assets still held at December 31, 2013	$234	$(5,297)	$(5,063)

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $95.1 million at December 31, 2014, while private equity investments, included in non-marketable securities, totaled $57.6 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	3	-	5 years
		Estimated market rate	2.1%	-	5.3%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5

The fair values of ARS are estimated using a discounted cash flows analysis in which estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. Under normal conditions, ARS traded in weekly auctions and were considered liquid investments. The Company's estimate of when these auctions might resume is highly judgmental and subject to variation depending on current and projected market conditions. Few auctions of these securities have been successful in recent years, and most secondary transactions have been privately arranged. Estimated cash flows during the period over which the Company expects to hold the securities are discounted at an estimated market rate. These securities are comprised of bonds issued by various states and municipalities for healthcare and student lending purposes, and market rates are derived for each type. Market rates are calculated at each valuation date using a LIBOR or Treasury based rate plus spreads representing adjustments for liquidity premium and nonperformance risk. The spreads are developed internally by employees in the Company's bond department. An increase in the holding period alone would result in a higher fair value measurement, while an increase in the estimated market rate (the discount rate) alone would result in a lower fair value measurement. The valuation of the ARS portfolio is reviewed on a quarterly basis by the Company's chief investment officers.

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during 2014 and 2013, and still held as of December 31, 2014 and 2013, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2014 and 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2014
Collateral dependent impaired loans	$11,742	$—	$—	$11,742	$(1,184)
Private equity investments	984	—	—	984	(1,516)
Mortgage servicing rights	878	—	—	878	(13)
Foreclosed assets	2,540	—	—	2,540	(706)
Long-lived assets	9,895	—	—	9,895	(2,327)
Balance at December 31, 2013
Collateral dependent impaired loans	$23,654	$—	$—	$23,654	$(8,406)
Private equity investments	500	—	—	500	(500)
Mortgage servicing rights	779	—	—	779	309
Foreclosed assets	1,287	—	—	1,287	(430)

Valuation methods for instruments measured at fair value on a nonrecurring basis
Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans
While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at December 31, 2014 and 2013 are shown in the table above.

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

Foreclosed assets
Foreclosed assets consist of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, marine and recreational vehicles. Foreclosed assets are initially recorded as held for sale at the lower of the loan balance or fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods. These measurements are classified as Level 3.

Long-lived assets
In accordance with ASC 360-10-35, investments in branch facilities and various office buildings are written down to estimated fair value, or estimated fair value less cost to sell if the property is held for sale. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. The carrying amounts of these real estate holdings are regularly monitored by real estate professionals employed by the Company. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The measurements in 2014 pertained mainly to a downtown Kansas City office building and several properties previously designated for future branch sites, which are held for sale.

17. Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments held by the Company, in addition to a discussion of the methods used and assumptions made in computing those estimates, are set forth below.

Loans
The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 “Fair Value Measurements and Disclosures”. Expected future cash flows for each individual loan are based on contractual features, and for loans with optionality, such as variable rates and prepayment features, are based on a multi-rate path process. Each loan's expected future cash flows are discounted using the LIBOR/swap curve plus an appropriate spread. For business, construction and business real estate loans, internally-developed pricing spreads based on loan type, term and credit score are utilized. The spread for personal real estate loans is generally based on newly originated loans with similar characteristics. For consumer loans, the spread is calculated at loan origination as part of the Bank's funds transfer pricing process, which is indicative of individual borrower creditworthiness. All consumer credit card loans are discounted at the same spread, depending on whether the rate is variable or fixed.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Hierarchy Level	2014		2013
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$3,969,952	$3,982,531	$3,715,319	$3,723,263
Real estate - construction and land	Level 3	403,507	407,905	406,197	410,022
Real estate - business	Level 3	2,288,215	2,315,378	2,313,550	2,345,124
Real estate - personal	Level 3	1,883,092	1,933,456	1,787,626	1,802,364
Consumer	Level 3	1,705,134	1,701,037	1,512,716	1,519,830
Revolving home equity	Level 3	430,873	433,508	420,589	424,811
Consumer credit card	Level 3	782,370	794,929	796,228	811,550
Overdrafts	Level 3	6,095	6,095	4,611	4,611
Investment securities:
Available for sale	Level 1	519,382	519,382	530,342	530,342
Available for sale	Level 2	8,909,035	8,909,035	8,257,614	8,257,614
Available for sale	Level 3	95,143	95,143	127,724	127,724
Trading	Level 2	15,357	15,357	19,993	19,993
Non-marketable	Level 3	106,875	106,875	107,324	107,324
Federal funds sold	Level 1	32,485	32,485	43,845	43,845
Securities purchased under agreements to resell	Level 3	1,050,000	1,048,866	1,150,000	1,149,625
Interest earning deposits with banks	Level 1	600,744	600,744	707,249	707,249
Cash and due from banks	Level 1	467,488	467,488	518,420	518,420
Derivative instruments	Level 2	10,454	10,454	12,976	12,976
Derivative instruments	Level 3	3	3	4	4
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,811,959	$6,811,959	$6,750,674	$6,750,674
Savings, interest checking and money market deposits	Level 1	10,541,601	10,541,601	10,108,236	10,108,236
Time open and certificates of deposit	Level 3	2,122,218	2,121,114	2,188,438	2,190,610
Federal funds purchased	Level 1	3,840	3,840	24,795	24,795
Securities sold under agreements to repurchase	Level 3	1,858,678	1,858,731	1,321,763	1,321,633
Other borrowings	Level 3	104,058	111,102	107,310	116,843
Derivative instruments	Level 2	10,722	10,722	13,260	13,260
Derivative instruments	Level 3	226	226	69	69

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

	December 31
(In thousands)	2014	2013
Interest rate swaps	$647,709	$596,933
Interest rate caps	53,587	9,736
Credit risk participation agreements	75,943	52,456
Foreign exchange contracts	19,791	81,207
Total notional amount	$797,030	$740,332

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

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial dealer institutions. Contracts with dealers that require central clearing are novated to a clearing agency who becomes the Company's counterparty. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these free-standing swaps at December 31, 2014 was $641.7 million.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, education, and manufacturing. At December 31, 2014, the largest loss exposures were in the groups related to real estate and building materials, retirement communities, and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company would incur losses of $3.7 million (real estate and building materials), $1.2 million (retirement communities), and $1.2 million (manufacturing), based on estimated amounts at December 31, 2014.

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

	Asset Derivatives		Liability Derivatives
	December 31		December 31
	2014	2013	2014	2013
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$(22)	$(300)
Total derivatives designated as hedging instruments	$—	$—	$(22)	$(300)
Derivatives not designated as hedging instruments:
Interest rate swaps	$10,144	$11,428	$(10,144)	$(11,429)
Interest rate caps	62	1	(62)	(1)
Credit risk participation agreements	3	4	(226)	(69)
Foreign exchange contracts	248	1,547	(494)	(1,530)
Total derivatives not designated as hedging instruments	$10,457	$12,980	$(10,926)	$(13,029)
Total derivatives	$10,457	$12,980	$(10,948)	$(13,329)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2014	2013	2012
Derivatives and hedged instruments in fair value hedging relationships:
Interest rate swaps and hedged loans	Interest and fees on loans	$(1)	$14	$7
Total		$(1)	$14	$7
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,674	$1,140	$743
Interest rate caps	Other non-interest income	33	—	—
Credit risk participation agreements	Other non-interest income	122	234	25
Foreign exchange contracts	Other non-interest income	(263)	81	(161)
Mortgage loan commitments	Loan fees and sales	—	—	(20)
Mortgage loan forward sale contracts	Loan fees and sales	—	—	11
Total		$1,566	$1,455	$598

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

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties, and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At December 31, 2014, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $9.7 million, and had posted securities with a fair value of $4.7 million and cash totaling $7.5 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $450.0 million at both December 31, 2014 and $300.0 million at December 31, 2013. At December 31, 2014, the Company had posted collateral of $462.4 million in marketable securities, consisting mainly of agency mortgage-backed securities, and accepted $493.7 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
December 31, 2014
Assets:
Derivatives subject to master netting agreements	$10,209	$—	$10,209	$(251)	$—	$9,958
Derivatives not subject to master netting agreements	248	—	248
Total derivatives	10,457	—	10,457
Total resell agreements, subject to master netting arrangements	1,500,000	(450,000)	1,050,000	—	(1,049,370)	630
Liabilities:
Derivatives subject to master netting agreements	10,454	—	10,454	(251)	(8,738)	1,465
Derivatives not subject to master netting agreements	494	—	494
Total derivatives	10,948	—	10,948
Total repurchase agreements, subject to master netting arrangements	2,308,678	(450,000)	1,858,678	—	(1,858,678)	—
December 31, 2013
Assets:
Derivatives subject to master netting agreements	$11,579	$—	$11,579	$(1,299)	$(338)	$9,942
Derivatives not subject to master netting agreements	1,401	—	1,401
Total derivatives	12,980	—	12,980
Total resell agreements, subject to master netting arrangements	1,450,000	(300,000)	1,150,000	—	(1,150,000)	—
Liabilities:
Derivatives subject to master netting agreements	12,962	—	12,962	(1,299)	(9,063)	2,600
Derivatives not subject to master netting agreements	367	—	367
Total derivatives	13,329	—	13,329
Total repurchase agreements, subject to master netting arrangements	1,621,763	(300,000)	1,321,763	—	(1,321,763)	—

20. Commitments, Contingencies and Guarantees
The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $6.7 million, $6.5 million and $6.9 million in 2014, 2013 and 2012, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
Year Ended December 31	Real Property	Equipment	Total
2015	$5,616	$36	$5,652
2016	4,971	33	5,004
2017	4,447	6	4,453
2018	3,462	—	3,462
2019	2,247	—	2,247
After	14,802	—	14,802
Total minimum lease payments			$35,620

All leases expire prior to 2051. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2015.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2014	2013
Commitments to extend credit:
Credit card	$3,517,639	$3,835,323
Other	4,922,748	4,591,468
Standby letters of credit, net of participations	324,817	325,623
Commercial letters of credit	7,519	11,771

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

At December 31, 2014, the Company had recorded a liability in the amount of $3.2 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be accreted into income over the remaining life of the respective commitments. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $324.8 million at December 31, 2014.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2014, purchases and sales of tax credits amounted to $33.5 million and $29.6 million, respectively. At December 31, 2014, the Company had outstanding purchase commitments totaling $61.7 million that it expects to fund in 2015.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2014, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At December 31, 2014, the fair value of the Company's guarantee liability RPAs was $226 thousand, and the notional amount of the underlying swaps was $70.0 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

In December 2013, the settlement of a multi-district interchange suit against Visa, MasterCard and credit-card issuing major banks was approved in federal court. The settlement included a provision to reduce credit card interchange income by 10 basis points over an eight month period. The Company's payments to Visa related to the reduction began in September 2013 and totaled $4.5 million during the payment period, which ended in April 2014. The Company has no further liability related to this matter.

On January 4, 2013, the Company was named in a petition by Patrick J. Malloy III, Bankruptcy Trustee for the Bankruptcy Estate of George David Gordon Jr. (“Gordon”). The petition alleged that Gordon was involved in securities fraud and that Bank South, an Oklahoma bank that was subsequently acquired by the Company, together with a lending officer employed by Bank South, were jointly and severally liable, as aiders and abettors of the fraudulent scheme, for losses suffered by defrauded investors. The Company disbursed $2.5 million upon settlement of the suit in May 2014, and later recovered insurance proceeds of $750 thousand.
On August 15, 2014, a customer filed a purported class action complaint against the Bank in the Circuit Court, Jackson County, Missouri.  The case is Cassandra Warren, et al v. Commerce Bank (Case No. 1416-CV19197).  In the case, the customer alleges violation of the Missouri usury statute in connection with the Bank charging overdraft fees in connection with point-of-sale/debit and automated-teller machine cards. The case seeks class-action status for Missouri customers of the Bank who may have been similarly affected.  The Company believes the complaint lacks merit and will defend itself vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

The Company has various other lawsuits pending at December 31, 2014, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

21. Related Parties
The Company’s Chief Executive Officer, its Vice Chairman, and its President are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 64% of the outstanding stock of Tower. At December 31, 2014, Tower owned 233,796 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. During 2012, the Company leased several surface parking lots in downtown Kansas City, owned by Tower, for employee use. In the fourth quarter of 2012, the Company purchased these lots from Tower for $7.1 million. Other payments, with the exception of dividend payments, relate to property management services, including construction oversight, on four Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2014	2013	2012
Rent on leased parking lots	$—	$—	$294
Leasing agent fees	502	50	63
Operation of parking garages	86	84	75
Building management fees	1,824	1,799	1,774
Property construction management fees	335	114	231
Dividends paid on Company stock held by Tower	200	191	489
Total	$2,947	$2,238	$2,926

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. The maximum borrowings outstanding under this line during 2014 were $3.0 million, and there was a balance of $1.3 million outstanding at December 31, 2014. The maximum borrowings outstanding during 2013 and 2012 were $2.0 million and $5.0 million, respectively, and there was no balance outstanding at December 31, 2013 or 2012. Interest of $15 thousand, $12 thousand, and $51 thousand was paid during 2014, 2013 and 2012, respectively. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2014, 2013 or 2012, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2014, 2013 and 2012.

Tower leases office space in the Kansas City bank headquarters building owned by the Company. Rent paid to the Company totaled $69 thousand in 2014, $67 thousand in 2013 and $66 thousand in 2012, at $15.17, $14.92 and $15.08 per square foot, respectively.

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
As discussed in Note 20 on Commitments, Contingencies, and Guarantees, the Company regularly purchases various state tax credits arising from third-party property redevelopment and resells the credits to third parties.  During 2014, the Company sold state tax credits to its Chief Executive Officer, its Vice Chairman, and its President, in the amount of $396 thousand, $155 thousand, and $60 thousand, respectively, for personal tax planning. During 2013, the Company sold state tax credits to its Chief Executive Officer, his father (a former Chief Executive Officer), its Vice Chairman, and a member of its Board of Directors, in the amount of $846 thousand, $282 thousand, $456 thousand, and $200 thousand, respectively. During 2012, the Company's Chief Executive Officer purchased state tax credits of $465 thousand. The terms of the sales and the amounts paid were the same as the terms and amounts paid for similar tax credits by persons not related to the Company.

22. Parent Company Condensed Financial Statements
Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2014	2013
Assets
Investment in consolidated subsidiaries:
Banks	$2,069,369	$1,952,179
Non-banks	45,600	63,134
Cash	56	53
Securities purchased under agreements to resell	161,650	142,650
Investment securities:
Available for sale	52,118	57,754
Non-marketable	1,787	3,326
Advances to subsidiaries, net of borrowings	19,731	1,772
Income tax benefits	3,848	470
Other assets	16,551	15,201
Total assets	$2,370,710	$2,236,539
Liabilities and stockholders’ equity
Pension obligation	$20,653	$6,501
Other liabilities	19,864	19,396
Total liabilities	40,517	25,897
Stockholders’ equity	2,330,193	2,210,642
Total liabilities and stockholders’ equity	$2,370,710	$2,236,539

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2014	2013	2012
Income
Dividends received from consolidated subsidiaries:
Banks	$200,001	$200,001	$235,000
Non-banks	34,000	390	—
Earnings of consolidated subsidiaries, net of dividends	32,493	62,815	34,467
Interest and dividends on investment securities	2,501	4,029	5,074
Management fees charged subsidiaries	25,806	20,701	23,658
Investment securities gains	204	1,294	346
Other	2,176	2,958	2,067
Total income	297,181	292,188	300,612
Expense
Salaries and employee benefits	26,030	20,433	24,188
Professional fees	2,363	3,538	1,950
Data processing fees paid to affiliates	3,030	2,775	2,664
Other	10,578	10,236	7,582
Total expense	42,001	36,982	36,384
Income tax benefit	(6,574)	(5,755)	(5,101)
Net income	$261,754	$260,961	$269,329

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2014	2013	2012
Operating Activities
Net income	$261,754	$260,961	$269,329
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(32,493)	(62,815)	(34,467)
Other adjustments, net	5,412	(139)	(6,310)
Net cash provided by operating activities	234,673	198,007	228,552
Investing Activities
(Increase) decrease in securities purchased under agreements to resell	(19,000)	(74,975)	50,400
Decrease in investment in subsidiaries, net	357	151	1,195
Proceeds from sales of investment securities	157	866	346
Proceeds from maturities/pay downs of investment securities	5,852	13,644	17,063
Purchases of investment securities	—	—	(2,000)
(Increase) decrease in advances to subsidiaries, net	(17,959)	3,732	4,136
Net purchases of building improvements and equipment	(98)	(402)	(92)
Net cash provided by (used in) investing activities	(30,691)	(56,984)	71,048
Financing Activities
Proceeds from issuance of preferred stock	144,784	—	—
Purchases of treasury stock	(210,974)	(69,353)	(104,909)
Accelerated stock repurchase agreement	(60,000)	—	—
Issuance of stock under equity compensation plans	8,652	9,426	14,820
Net tax benefit related to equity compensation plans	1,850	1,003	2,094
Cash dividends paid on common stock	(84,241)	(82,104)	(211,608)
Cash dividends paid on preferred stock	(4,050)	—	—
Net cash used in financing activities	(203,979)	(141,028)	(299,603)
Increase (decrease) in cash	3	(5)	(3)
Cash at beginning of year	53	58	61
Cash at end of year	$56	$53	$58
Income tax payments (receipts), net	$(8,209)	$(6,933)	$523

Dividends paid by the Parent to its shareholders were substantially provided from Bank dividends. The Bank may distribute dividends without prior regulatory approval, provided that the dividends do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Parent charges fees to its subsidiaries for management services provided, which are allocated to the subsidiaries based primarily on total average assets. The Parent makes cash advances to its private equity subsidiaries for general short-term cash flow purposes. Advances may be made to the Parent by its subsidiary bank holding company for temporary investment of idle funds. Interest on such advances is based on market rates.

For the past several years, the Parent has maintained a $20.0 million line of credit for general corporate purposes with the Bank. The line of credit is secured by investment securities. The Parent has not borrowed under this line during the past three years.

At December 31, 2014, the fair value of available for sale investment securities held by the Parent consisted of investments of $37.4 million in common stock and $14.7 million in non-agency mortgage-backed securities. The Parent’s unrealized net gain in fair value on its investments was $35.3 million at December 31, 2014. The corresponding net of tax unrealized gain included in stockholders’ equity was $21.9 million. Also included in stockholders’ equity was an unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $63.2 million at December 31, 2014.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. We intend to implement the new Internal Control — Integrated Framework issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission during our fiscal year 2015.

The Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

We have audited Commerce Bancshares, Inc.'s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Commerce Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
February 24, 2015

Item 9b.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers is included at the end of Part I of this Form 10-K under the caption “Executive Officers of the Registrant” and under the captions “Proposal One - Election of the 2018 Class of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, “Committees of the Board - Audit Committee and Committee on Governance/Directors” in the definitive proxy statement, which is incorporated herein by reference.

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
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Election of the 2018 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under the captions “Pre-approval of Services by the External Auditor” and “Fees Paid to KPMG LLP” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:
		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	57
	Consolidated Statements of Income	58
	Consolidated Statements of Comprehensive Income	59
	Consolidated Statements of Cash Flows	60
	Consolidated Statements of Changes in Equity	61
	Notes to Consolidated Financial Statements	62
	Summary of Quarterly Statements of Income	51
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of February 2015.

COMMERCE BANCSHARES, INC.

By:	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2015.

By:	/s/ CHARLES G. KIM
Charles G. Kim
Chief Financial Officer

By:	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

David W. Kemper
(Chief Executive Officer)
Terry D. Bassham
John R. Capps
Earl H. Devanny, III
W. Thomas Grant, II
James B. Hebenstreit	A majority of the Board of Directors*
Jonathan M. Kemper
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
Thomas J. Noack
Attorney-in-Fact

INDEX TO EXHIBITS

3 —Articles of Incorporation and By-Laws:

(a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same are hereby incorporated by reference.

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

(g)(1) 2009 Form of Severance Agreement between Commerce Bancshares, Inc. and the persons listed at the end of such agreement.

(g)(2) 2015 Form of Severance Agreement between Commerce Bancshares, Inc. and the persons listed at the end of such agreement.

(h) Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 8, 2001, and the same is hereby incorporated by reference.

(i) Commerce Bancshares, Inc. 2015 Compensatory Arrangements with CEO and Named Executive Officers were filed in current report on Form 8-K (Commission file number 0-2989) dated February 2, 2015, and the same is hereby incorporated by reference.

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

(o) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

(p) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Employees other than Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

(q) Form of Notice of Grant of Award and Award Agreement for Stock Appreciation Rights, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

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