Form 10-Q
period 2015-03-31
COMMERCE BANCSHARES INC /MO/
filed 2015-05-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended March 31, 2015

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
Yes ☐     No ☑
As of April 30, 2015, the registrant had outstanding 96,551,575 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
ASSETS
Loans	$11,721,960	$11,469,238
Allowance for loan losses	(153,532)	(156,532)
Net loans	11,568,428	11,312,706
Loans held for sale, at fair value	2,770	—
Investment securities:
Available for sale ($468,843,000 pledged at March 31, 2015 and $467,143,000 at
December 31, 2014 to secure swap and repurchase agreements)	9,917,242	9,523,560
Trading	15,501	15,357
Non-marketable	110,560	106,875
Total investment securities	10,043,303	9,645,792
Federal funds sold and short-term securities purchased under agreements to resell	12,450	32,485
Long-term securities purchased under agreements to resell	1,050,000	1,050,000
Interest earning deposits with banks	123,712	600,744
Cash and due from banks	416,109	467,488
Land, buildings and equipment, net	356,309	357,871
Goodwill	138,921	138,921
Other intangible assets, net	7,143	7,450
Other assets	330,338	380,823
Total assets	$24,049,483	$23,994,280
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,785,221	$6,811,959
Savings, interest checking and money market	10,656,139	10,541,601
Time open and C.D.'s of less than $100,000	853,842	878,433
Time open and C.D.'s of $100,000 and over	1,281,297	1,243,785
Total deposits	19,576,499	19,475,778
Federal funds purchased and securities sold under agreements to repurchase	1,610,463	1,862,518
Other borrowings	103,854	104,058
Other liabilities	353,260	217,680
Total liabilities	21,644,076	21,660,034
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 96,830,977 shares	484,155	484,155
Capital surplus	1,223,125	1,229,075
Retained earnings	463,701	426,648
Treasury stock of 154,567 shares at March 31, 2015
and 367,487 shares at December 31, 2014, at cost	(6,868)	(16,562)
Accumulated other comprehensive income	91,717	62,093
Total Commerce Bancshares, Inc. stockholders' equity	2,400,614	2,330,193
Non-controlling interest	4,793	4,053
Total equity	2,405,407	2,334,246
Total liabilities and equity	$24,049,483	$23,994,280
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2015	2014
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$111,286	$110,702
Interest and fees on loans held for sale	21	—
Interest on investment securities	38,436	45,019
Interest on federal funds sold and short-term securities purchased under
agreements to resell	9	26
Interest on long-term securities purchased under agreements to resell	3,051	4,151
Interest on deposits with banks	179	100
Total interest income	152,982	159,998
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,308	3,306
Time open and C.D.'s of less than $100,000	880	1,120
Time open and C.D.'s of $100,000 and over	1,410	1,452
Interest on federal funds purchased and securities sold under
agreements to repurchase	367	203
Interest on other borrowings	879	851
Total interest expense	6,844	6,932
Net interest income	146,138	153,066
Provision for loan losses	4,420	9,660
Net interest income after provision for loan losses	141,718	143,406
NON-INTEREST INCOME
Bank card transaction fees	42,299	41,717
Trust fees	29,586	26,573
Deposit account charges and other fees	18,499	18,590
Capital market fees	3,002	3,870
Consumer brokerage services	3,188	2,747
Loan fees and sales	2,089	1,209
Other	7,763	7,921
Total non-interest income	106,426	102,627
INVESTMENT SECURITIES GAINS (LOSSES), NET
Change in fair value of other-than-temporarily impaired securities	(227)	(63)
Portion recognized in other comprehensive income	210	(283)
Net impairment losses recognized in earnings	(17)	(346)
Realized gains on sales and fair value adjustments	6,052	10,383
Investment securities gains, net	6,035	10,037
NON-INTEREST EXPENSE
Salaries and employee benefits	98,074	94,263
Net occupancy	11,561	11,616
Equipment	4,703	4,504
Supplies and communication	5,581	5,699
Data processing and software	19,506	19,087
Marketing	3,918	3,681
Deposit insurance	3,001	2,894
Other	17,353	20,218
Total non-interest expense	163,697	161,962
Income before income taxes	90,482	94,108
Less income taxes	28,468	29,987
Net income	62,014	64,121
Less non-controlling interest expense (income)	959	(192)
Net income attributable to Commerce Bancshares, Inc.	61,055	64,313
Less preferred stock dividends	2,250	—
Net income available to common shareholders	$58,805	$64,313
Net income per common share — basic	$.61	$.64
Net income per common share — diluted	$.61	$.64
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2015	2014
	(Unaudited)
Net income	$62,014	$64,121
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(128)	166
Net unrealized gains on other securities	29,346	30,379
Pension loss amortization	406	223
Other comprehensive income	29,624	30,768
Comprehensive income	91,638	94,889
Less non-controlling interest expense (income)	959	(192)
Comprehensive income attributable to Commerce Bancshares, Inc.	$90,679	$95,081
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2015	$144,784	$484,155	$1,229,075	$426,648	$(16,562)	$62,093	$4,053	$2,334,246
Net income				61,055			959	62,014
Other comprehensive income						29,624		29,624
Distributions to non-controlling interest							(219)	(219)
Purchases of treasury stock					(1,718)			(1,718)
Issuance of stock under purchase and equity compensation plans			(1,312)		3,177			1,865
Net tax benefit related to equity compensation plans			857					857
Stock-based compensation			2,740					2,740
Issuance of nonvested stock awards			(8,235)		8,235			—
Cash dividends on common stock ($.225 per share)				(21,752)				(21,752)
Cash dividends on preferred stock ($.375 per share)				(2,250)				(2,250)
Balance March 31, 2015	$144,784	$484,155	$1,223,125	$463,701	$(6,868)	$91,717	$4,793	$2,405,407
Balance January 1, 2014	$—	$481,224	$1,279,948	$449,836	$(10,097)	$9,731	$3,755	$2,214,397
Net income				64,313			(192)	64,121
Other comprehensive income						30,768		30,768
Distributions to non-controlling interest							(431)	(431)
Purchases of treasury stock					(20,900)			(20,900)
Issuance of stock under purchase and equity compensation plans			(2,897)		6,982			4,085
Net tax benefit related to equity compensation plans			800					800
Stock-based compensation			2,261					2,261
Issuance of nonvested stock awards			(6,822)		6,822			—
Cash dividends on common stock ($.214 per share)				(21,590)				(21,590)
Balance March 31, 2014	$—	$481,224	$1,273,290	$492,559	$(17,193)	$40,499	$3,132	$2,273,511
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2015	2014
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$62,014	$64,121
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,420	9,660
Provision for depreciation and amortization	10,694	10,508
Amortization of investment security premiums, net	15,099	6,675
Investment securities gains, net(A)	(6,035)	(10,037)
Net gains on sales of loans held for sale	(467)	—
Originations of loans held for sale	(17,806)	—
Proceeds from sales of loans held for sale	15,575	—
Net (increase) decrease in trading securities	(4,361)	16,597
Stock-based compensation	2,740	2,261
Increase in interest receivable	(788)	(1,421)
Increase in interest payable	27	25
Increase in income taxes payable	24,904	30,410
Net tax benefit related to equity compensation plans	(857)	(800)
Other changes, net	(9,642)	(6,524)
Net cash provided by operating activities	95,517	121,475
INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	185,732	31,666
Proceeds from maturities/pay downs of investment securities(A)	609,144	456,956
Purchases of investment securities(A)	(1,125,969)	(628,237)
Net increase in loans	(260,799)	(275,036)
Long-term securities purchased under agreements to resell	—	(100,000)
Repayments of long-term securities purchased under agreements to resell	—	300,000
Purchases of land, buildings and equipment	(8,575)	(3,954)
Sales of land, buildings and equipment	3	5
Net cash used in investing activities	(600,464)	(218,600)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	218,837	(132,858)
Net increase in time open and C.D.'s	12,921	167,862
Repayment of long-term securities sold under agreements to repurchase	—	(150,000)
Net decrease in federal funds purchased and short-term securities sold under agreements to repurchase	(252,055)	(269,406)
Repayment of other long-term borrowings	(204)	(196)
Net decrease in other short-term borrowings	—	(2,000)
Purchases of treasury stock	(1,718)	(20,900)
Issuance of stock under equity compensation plans	1,865	4,085
Net tax benefit related to equity compensation plans	857	800
Cash dividends paid on common stock	(21,752)	(21,590)
Cash dividends paid on preferred stock	(2,250)	—
Net cash used in financing activities	(43,499)	(424,203)
Decrease in cash and cash equivalents	(548,446)	(521,328)
Cash and cash equivalents at beginning of year	1,100,717	1,269,514
Cash and cash equivalents at March 31	$552,271	$748,186
(A) Available for sale and non-marketable securities
Income tax net payments (refunds)	$2,953	$(807)
Interest paid on deposits and borrowings	$6,817	$6,869
Loans transferred to foreclosed real estate	$482	$836
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2014 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results to be attained for the full year or any other interim period.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto.

The Company invests in low-income housing partnerships which supply funds for the construction and operation of apartment complexes that provide affordable housing to lower income families. As permitted by ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects", issued by the Financial Accounting Standards Board, the Company adopted a new method of accounting for these investments on January 1, 2015. The new method is the practical expedient to the proportional amortization method, which allows the Company to record the amortization of its investments in income tax expense, rather than in non-interest expense. The Company made this change because it believes that presenting the investment performance net of taxes more fairly represents the economics and returns on such investments. The amortization recognized as a component of income tax expense for the three months ended March 31, 2015 was $497 thousand. As required by the ASU, all prior period information in this report has been revised to reflect the adoption, resulting in a decrease to non-interest expense and an increase to income tax expense (as originally reported) of $378 thousand for the three months ended March 31, 2014.

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at March 31, 2015 and December 31, 2014 are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Commercial:
Business	$4,183,977	$3,969,952
Real estate – construction and land	423,928	403,507
Real estate – business	2,282,988	2,288,215
Personal Banking:
Real estate – personal	1,887,557	1,883,092
Consumer	1,766,888	1,705,134
Revolving home equity	426,964	430,873
Consumer credit card	739,543	782,370
Overdrafts	10,115	6,095
Total loans	$11,721,960	$11,469,238

At March 31, 2015, loans of $3.6 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three months ended March 31, 2015 and 2014, respectively, follows:

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at January 1	$89,622	$66,910	$156,532	$94,189	$67,343	$161,532
Provision	(1,752)	6,172	4,420	4,067	5,593	9,660
Deductions:
Loans charged off	724	11,576	12,300	1,130	12,751	13,881
Less recoveries on loans	1,760	3,120	4,880	755	3,466	4,221
Net loan charge-offs (recoveries)	(1,036)	8,456	7,420	375	9,285	9,660
Balance at March 31	$88,906	$64,626	$153,532	$97,881	$63,651	$161,532

The following table shows the balance in the allowance for loan losses and the related loan balance at March 31, 2015 and December 31, 2014, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
March 31, 2015
Commercial	$3,390	$53,067	$85,516	$6,837,826
Personal Banking	1,918	25,742	62,708	4,805,325
Total	$5,308	$78,809	$148,224	$11,643,151
December 31, 2014
Commercial	$4,527	$55,551	$85,095	$6,606,123
Personal Banking	2,314	25,537	64,596	4,782,027
Total	$6,841	$81,088	$149,691	$11,388,150

Impaired loans

The table below shows the Company’s investment in impaired loans at March 31, 2015 and December 31, 2014. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 13.

(In thousands)	Mar. 31, 2015	Dec. 31, 2014
Non-accrual loans	$35,818	$40,775
Restructured loans (accruing)	42,991	40,313
Total impaired loans	$78,809	$81,088

The following table provides additional information about impaired loans held by the Company at March 31, 2015 and December 31, 2014, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2015
With no related allowance recorded:
Business	$7,685	$10,372	$—
Real estate – construction and land	3,441	8,804	—
Real estate – business	10,588	14,403	—
Real estate – personal	1,007	1,187	—
	$22,721	$34,766	$—
With an allowance recorded:
Business	$16,921	$18,569	$1,615
Real estate – construction and land	8,165	11,978	791
Real estate – business	6,267	10,931	984
Real estate – personal	9,338	12,564	1,111
Consumer	5,260	5,260	64
Revolving home equity	532	532	20
Consumer credit card	9,605	9,605	723
	$56,088	$69,439	$5,308
Total	$78,809	$104,205	$5,308
December 31, 2014
With no related allowance recorded:
Business	$9,237	$11,532	$—
Real estate – construction and land	4,552	8,493	—
Real estate – business	13,453	17,258	—
Revolving home equity	1,227	1,384	—
	$28,469	$38,667	$—
With an allowance recorded:
Business	$12,326	$13,846	$1,844
Real estate – construction and land	8,148	9,610	1,081
Real estate – business	7,835	15,025	1,602
Real estate – personal	9,096	12,465	1,441
Consumer	4,244	4,244	50
Revolving home equity	529	529	9
Consumer credit card	10,441	10,441	814
	$52,619	$66,160	$6,841
Total	$81,088	$104,827	$6,841

Total average impaired loans for the three month periods ended March 31, 2015 and 2014, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended March 31, 2015
Non-accrual loans	$31,281	$6,258	$37,539
Restructured loans (accruing)	22,280	19,386	41,666
Total	$53,561	$25,644	$79,205
For the three months ended March 31, 2014
Non-accrual loans	$40,302	$7,565	$47,867
Restructured loans (accruing)	38,393	21,431	59,824
Total	$78,695	$28,996	$107,691

The table below shows interest income recognized during the three month periods ended March 31, 2015 and 2014, respectively, for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 13.

	For the Three Months Ended March 31
(In thousands)	2015	2014
Interest income recognized on impaired loans:
Business	$135	$163
Real estate – construction and land	80	161
Real estate – business	15	30
Real estate – personal	53	63
Consumer	52	75
Revolving home equity	4	8
Consumer credit card	174	202
Total	$513	$702

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2015 and December 31, 2014.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2015
Commercial:
Business	$4,167,679	$5,893	$444	$9,961	$4,183,977
Real estate – construction and land	413,150	6,032	258	4,488	423,928
Real estate – business	2,261,667	6,293	—	15,028	2,282,988
Personal Banking:
Real estate – personal	1,874,779	5,092	1,345	6,341	1,887,557
Consumer	1,750,328	14,965	1,595	—	1,766,888
Revolving home equity	423,984	2,241	739	—	426,964
Consumer credit card	724,023	7,720	7,800	—	739,543
Overdrafts	9,909	206	—	—	10,115
Total	$11,625,519	$48,442	$12,181	$35,818	$11,721,960
December 31, 2014
Commercial:
Business	$3,946,144	$11,152	$1,096	$11,560	$3,969,952
Real estate – construction and land	397,488	827	35	5,157	403,507
Real estate – business	2,266,688	3,661	—	17,866	2,288,215
Personal Banking:
Real estate – personal	1,868,606	6,618	1,676	6,192	1,883,092
Consumer	1,687,285	16,053	1,796	—	1,705,134
Revolving home equity	428,478	1,552	843	—	430,873
Consumer credit card	764,599	9,559	8,212	—	782,370
Overdrafts	5,721	374	—	—	6,095
Total	$11,365,009	$49,796	$13,658	$40,775	$11,469,238

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
March 31, 2015
Pass	$4,075,346	$406,042	$2,186,965	$6,668,353
Special mention	65,335	5,395	34,757	105,487
Substandard	33,335	8,003	46,238	87,576
Non-accrual	9,961	4,488	15,028	29,477
Total	$4,183,977	$423,928	$2,282,988	$6,890,893
December 31, 2014
Pass	$3,871,569	$385,831	$2,184,541	$6,441,941
Special mention	62,904	3,865	40,668	107,437
Substandard	23,919	8,654	45,140	77,713
Non-accrual	11,560	5,157	17,866	34,583
Total	$3,969,952	$403,507	$2,288,215	$6,661,674

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At March 31, 2015, these were comprised of $241.9 million in personal real estate loans, or 5.0% of the Personal Banking portfolio, compared to $244.3 million at December 31, 2014. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2015 and December 31, 2014 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2015
FICO score:
Under 600	1.6%	5.2%	1.9%	4.3%
600 - 659	3.2	10.6	4.6	12.4
660 - 719	9.7	23.0	13.6	33.2
720 - 779	26.6	26.7	28.0	27.9
780 and over	58.9	34.5	51.9	22.2
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2014
FICO score:
Under 600	1.4%	5.2%	1.8%	4.1%
600 - 659	3.1	10.2	4.4	11.8
660 - 719	9.9	22.9	13.7	32.4
720 - 779	26.7	28.0	32.8	27.8
780 and over	58.9	33.7	47.3	23.9
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $65.9 million at March 31, 2015. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $23.0 million at March 31, 2015. Other performing restructured loans totaled $43.0 million at March 31, 2015. These are primarily comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $24.4 million at March 31, 2015. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $9.6 million at March 31, 2015. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At March 31, 2015, these loans totaled $9.0 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at March 31, 2015, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2015	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$22,457	$—
Real estate - construction and land	11,154	181
Real estate - business	10,786	—
Personal Banking:
Real estate - personal	5,732	—
Consumer	6,124	123
Revolving home equity	85	85
Consumer credit card	9,605	761
Total restructured loans	$65,943	$1,150

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

The Company had commitments of $6.4 million at March 31, 2015 to lend additional funds to borrowers with restructured loans.

Loans held for sale

Beginning January 1, 2015, certain long-term fixed rate personal real estate loan originations have been designated as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. At March 31, 2015, the fair value of these loans was $2.8 million, and the unpaid principal balance was $2.7 million. The unrealized gain in fair value was recognized in loan fees and sales in the consolidated statement of income. None of these loans were on non-accrual status or 90 days or more past due. Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan's contractual interest rate.

Foreclosed real estate/repossessed assets

The Company’s holdings of foreclosed real estate totaled $5.0 million and $5.5 million at March 31, 2015 and December 31, 2014, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.2 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

3. Investment Securities

Investment securities, at fair value, consisted of the following at March 31, 2015 and December 31, 2014.

(In thousands)	Mar. 31, 2015	Dec. 31, 2014
Available for sale	$9,917,242	$9,523,560
Trading	15,501	15,357
Non-marketable	110,560	106,875
Total investment securities	$10,043,303	$9,645,792

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $46.7 million at March 31, 2015 and $46.6 million at December 31, 2014. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $63.8 million at March 31, 2015 and $60.2 million at December 31, 2014.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2015 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$89,740	$91,306
After 1 but within 5 years	165,330	174,362
After 5 but within 10 years	115,646	120,640
After 10 years	52,174	50,084
Total U.S. government and federal agency obligations	422,890	436,392
Government-sponsored enterprise obligations:
Within 1 year	48,054	48,504
After 1 but within 5 years	537,133	541,462
After 5 but within 10 years	428,623	427,923
After 10 years	50,834	50,878
Total government-sponsored enterprise obligations	1,064,644	1,068,767
State and municipal obligations:
Within 1 year	167,015	168,215
After 1 but within 5 years	647,803	667,497
After 5 but within 10 years	809,242	821,062
After 10 years	157,225	154,771
Total state and municipal obligations	1,781,285	1,811,545
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,626,920	2,709,914
Non-agency mortgage-backed securities	478,285	490,233
Asset-backed securities	3,156,146	3,162,824
Total mortgage and asset-backed securities	6,261,351	6,362,971
Other debt securities:
Within 1 year	3,997	4,006
After 1 but within 5 years	56,061	56,765
After 5 but within 10 years	136,950	137,247
Total other debt securities	197,008	198,018
Equity securities	5,678	39,549
Total available for sale investment securities	$9,732,856	$9,917,242

Investments in U.S. government and federal agency obligations are comprised mainly of U.S. Treasury inflation-protected securities, which totaled $436.3 million, at fair value, at March 31, 2015. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $93.3 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common and preferred stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $39.5 million at March 31, 2015.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
U.S. government and federal agency obligations	$422,890	$16,427	$(2,925)	$436,392
Government-sponsored enterprise obligations	1,064,644	7,224	(3,101)	1,068,767
State and municipal obligations	1,781,285	36,872	(6,612)	1,811,545
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,626,920	86,710	(3,716)	2,709,914
Non-agency mortgage-backed securities	478,285	12,226	(278)	490,233
Asset-backed securities	3,156,146	9,287	(2,609)	3,162,824
Total mortgage and asset-backed securities	6,261,351	108,223	(6,603)	6,362,971
Other debt securities	197,008	1,496	(486)	198,018
Equity securities	5,678	33,871	—	39,549
Total	$9,732,856	$204,113	$(19,727)	$9,917,242
December 31, 2014
U.S. government and federal agency obligations	$497,336	$9,095	$(5,024)	$501,407
Government-sponsored enterprise obligations	968,574	2,593	(8,040)	963,127
State and municipal obligations	1,789,215	32,340	(8,354)	1,813,201
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,523,377	75,923	(5,592)	2,593,708
Non-agency mortgage-backed securities	372,911	11,061	(1,228)	382,744
Asset-backed securities	3,090,174	6,922	(5,103)	3,091,993
Total mortgage and asset-backed securities	5,986,462	93,906	(11,923)	6,068,445
Other debt securities	140,784	420	(2,043)	139,161
Equity securities	3,931	34,288	—	38,219
Total	$9,386,302	$172,642	$(35,384)	$9,523,560

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2015, the fair value of securities on this watch list was $117.4 million compared to $123.9 million at December 31, 2014.

As of March 31, 2015, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $52.5 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $13.7 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at March 31, 2015 included the following:

Significant Inputs	Range
Prepayment CPR	3%	-	23%
Projected cumulative default	20%	-	58%
Credit support	0%	-	19%
Loss severity	21%	-	70%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Three Months Ended March 31
(In thousands)	2015	2014
Cumulative OTTI credit losses at January 1	$13,734	$12,499
Credit losses on debt securities for which impairment was previously recognized	17	346
Increase in expected cash flows that are recognized over remaining life of security	(29)	(25)
Cumulative OTTI credit losses at March 31	$13,722	$12,820

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
U.S. government and federal agency obligations	$—	$—	$32,641	$2,925	$32,641	$2,925
Government-sponsored enterprise obligations	11,439	35	159,458	3,066	170,897	3,101
State and municipal obligations	81,475	315	125,284	6,297	206,759	6,612
Mortgage and asset-backed securities:
Agency mortgage-backed securities	33,319	35	323,023	3,681	356,342	3,716
Non-agency mortgage-backed securities	29,873	47	43,981	231	73,854	278
Asset-backed securities	852,860	801	157,377	1,808	1,010,237	2,609
Total mortgage and asset-backed securities	916,052	883	524,381	5,720	1,440,433	6,603
Other debt securities	24,001	48	41,195	438	65,196	486
Total	$1,032,967	$1,281	$882,959	$18,446	$1,915,926	$19,727
December 31, 2014
U.S. government and federal agency obligations	$90,261	$818	$32,077	$4,206	$122,338	$5,024
Government-sponsored enterprise obligations	224,808	922	224,779	7,118	449,587	8,040
State and municipal obligations	172,980	646	215,702	7,708	388,682	8,354
Mortgage and asset-backed securities:
Agency mortgage-backed securities	55,128	429	381,617	5,163	436,745	5,592
Non-agency mortgage-backed securities	141,655	609	43,659	619	185,314	1,228
Asset-backed securities	1,424,457	2,009	159,098	3,094	1,583,555	5,103
Total mortgage and asset-backed securities	1,621,240	3,047	584,374	8,876	2,205,614	11,923
Other debt securities	16,434	55	80,203	1,988	96,637	2,043
Total	$2,125,723	$5,488	$1,137,135	$29,896	$3,262,858	$35,384

The total available for sale portfolio consisted of nearly 2,000 individual securities at March 31, 2015. The portfolio included 204 securities, having an aggregate fair value of $1.9 billion, that were in an unrealized loss position at March 31, 2015, compared to 363 securities, with a fair value of $3.3 billion, at December 31, 2014. The total amount of unrealized losses on these securities decreased $15.7 million to $19.7 million at March 31, 2015. At March 31, 2015, the fair value of securities in an unrealized loss position for 12 months or longer totaled $883.0 million, or 8.9% of the total portfolio value, and did not include any securities identified as other-than-temporarily impaired.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $6.6 million at March 31, 2015. Of these losses, $5.7 million related to auction rate securities and $931 thousand related to other state and municipal obligations. This portfolio, exclusive of auction rate securities, totaled $1.7 billion at fair value, or 17.3% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below. The Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At March 31, 2015
Texas	11.1%	5.1	Aa2
Florida	7.9	4.0	Aa3
Ohio	6.0	5.5	Aa2
New York	6.0	6.5	Aa2
Washington	5.5	5.5	Aa2
General obligation	33.7%	5.3	Aa2
Lease	18.3	5.3	Aa3
Housing	12.6	3.5	Aa1
Transportation	12.6	4.8	A1
Limited tax	8.3	6.6	Aa2

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2015	2014
Proceeds from sales of available for sale securities	$185,053	$30,998
Proceeds from sales of non-marketable securities	679	668
Total proceeds	$185,732	$31,666
Available for sale:
Gains realized on sales	$2,526	$—
Losses realized on sales	—	(5,197)
Other-than-temporary impairment recognized on debt securities	(17)	(346)
Non-marketable:
Gains realized on sales	226	2
Losses realized on sales	—	(134)
Fair value adjustments, net	3,300	15,712
Investment securities gains, net	$6,035	$10,037

At March 31, 2015, securities totaling $4.7 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $468.8 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2015				December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(25,121)	$—	$6,149	$31,270	$(24,698)	$—	$6,572
Mortgage servicing rights	3,844	(2,768)	(82)	994	3,693	(2,718)	(97)	878
Total	$35,114	$(27,889)	$(82)	$7,143	$34,963	$(27,416)	$(97)	$7,450

Aggregate amortization expense on intangible assets was $473 thousand and $559 thousand, respectively, for the three month periods ended March 31, 2015 and 2014. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2015. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2015	$1,694
2016	1,320
2017	985
2018	742
2019	610

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2015 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2015	$138,921	$6,572	$878
Originations	—	—	151
Amortization	—	(423)	(50)
Impairment reversal	—	—	15
Balance March 31, 2015	$138,921	$6,149	$994

Goodwill allocated to the Company’s operating segments at March 31, 2015 and December 31, 2014 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31,

2015, that net liability was $3.1 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $313.8 million at March 31, 2015.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2015, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At March 31, 2015, the fair value of the Company's guarantee liabilities for RPAs was $253 thousand, and the notional amount of the underlying swaps was $68.9 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2015	2014
Service cost - benefits earned during the period	$126	$133
Interest cost on projected benefit obligation	1,216	1,261
Expected return on plan assets	(1,523)	(1,561)
Amortization of unrecognized net loss	655	360
Net periodic pension cost	$474	$193

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first three months of 2015, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2015.

7. Common and Preferred Stock

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2015	2014
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$61,055	$64,313
Less preferred stock dividends	2,250	—
Net income available to common shareholders	58,805	64,313
Less income allocated to nonvested restricted stock	796	802
Net income allocated to common stock	$58,009	$63,511
Weighted average common shares outstanding	95,289	99,511
Basic income per common share	$.61	$.64
Diluted income per common share:
Net income available to common shareholders	$58,805	$64,313
Less income allocated to nonvested restricted stock	794	799
Net income allocated to common stock	$58,011	$63,514
Weighted average common shares outstanding	95,289	99,511
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	299	442
Weighted average diluted common shares outstanding	95,588	99,953
Diluted income per common share	$.61	$.64

Unexercised stock options and stock appreciation rights of 307 thousand and 94 thousand were excluded in the computation of diluted income per common share for the three month periods ended March 31, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.
On June 19, 2014, the Company issued and sold 6,000,000 depositary shares, representing 6,000 shares of 6.00% Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share, having an aggregate liquidation preference of $150.0 million (“Series B Preferred Stock”). Each depositary share has a liquidation preference of $25 per share. Dividends on the Series B Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.00%. The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting underwriting discount and commissions and the payment of expenses, were approximately $144.8 million. The net proceeds from the offering were used to fund the accelerated share repurchase program discussed below.
Concurrent with the issuance and sale of the Series B Preferred Stock, the Company entered into an accelerated share repurchase agreement (the “ASR agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”). Under the ASR agreement, the Company paid $200.0 million to Morgan Stanley and received from Morgan Stanley 3,055,434 shares of the Company’s common stock, representing approximately 70% of the estimated total number of shares to be delivered by Morgan Stanley at the conclusion of the accelerated stock repurchase program. Upon final settlement, which is expected to occur on or before June 2015, the Company expects to receive the balance of the shares repurchased under the ASR agreement. The specific number of shares that the Company ultimately will repurchase will be based on the volume-weighted-average price per share of the Company’s common stock during the repurchase period. During the term of the ASR agreement, the Company may only make repurchases of Company common stock with the consent of Morgan Stanley.
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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2015	$3,791	$81,310	$(23,008)	$62,093
Other comprehensive income (loss) before reclassifications	(223)	49,859	—	49,636
Amounts reclassified from accumulated other comprehensive income	17	(2,526)	655	(1,854)
Current period other comprehensive income (loss), before tax	(206)	47,333	655	47,782
Income tax (expense) benefit	78	(17,987)	(249)	(18,158)
Current period other comprehensive income (loss), net of tax	(128)	29,346	406	29,624
Balance March 31, 2015	$3,663	$110,656	$(22,602)	$91,717
Balance January 1, 2014	$4,203	$21,303	$(15,775)	$9,731
Other comprehensive income (loss) before reclassifications	(78)	43,801	—	43,723
Amounts reclassified from accumulated other comprehensive income	346	5,197	360	5,903
Current period other comprehensive income, before tax	268	48,998	360	49,626
Income tax expense	(102)	(18,619)	(137)	(18,858)
Current period other comprehensive income, net of tax	166	30,379	223	30,768
Balance March 31, 2014	$4,369	$51,682	$(15,552)	$40,499
(1) The pre-tax amounts reclassified from accumulated other comprehensive income are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic pension cost as "amortization of unrecognized net loss" (see Note 6), for inclusion in the consolidated statements of income.

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

Effective January 1, 2015, certain personal real estate loans, which are held for investment and totaled approximately $340 million, were removed from the Consumer segment. These loans were transferred to the "Other/Elimination" category, outside of segment totals. Management's performance evaluation of the residential mortgage business within the Consumer segment is based on originations and sales of mortgages and the related fees. Information for prior periods presented below have been revised to reflect the transfer of the held for investment loans and their related income and expense, in order to provide comparable data.

The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues among the three segments.

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2015
Net interest income	$65,665	$70,747	$10,791	$147,203	$(1,065)	$146,138
Provision for loan losses	(8,323)	877	7	(7,439)	3,019	(4,420)
Non-interest income	26,394	47,581	33,557	107,532	(1,106)	106,426
Investment securities gains, net	—	—	—	—	6,035	6,035
Non-interest expense	(66,663)	(64,603)	(27,283)	(158,549)	(5,148)	(163,697)
Income before income taxes	$17,073	$54,602	$17,072	$88,747	$1,735	$90,482
Three Months Ended March 31, 2014
Net interest income	$65,528	$71,086	$9,911	$146,525	$6,541	$153,066
Provision for loan losses	(9,198)	(383)	(41)	(9,622)	(38)	(9,660)
Non-interest income	25,807	47,104	29,995	102,906	(279)	102,627
Investment securities gains, net	—	—	—	—	10,037	10,037
Non-interest expense	(64,954)	(61,633)	(24,782)	(151,369)	(10,593)	(161,962)
Income before income taxes	$17,183	$56,174	$15,083	$88,440	$5,668	$94,108

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

10. Derivative Instruments

The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. The Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	March 31, 2015	December 31, 2014
Interest rate swaps	$751,656	$647,709
Interest rate caps	51,989	53,587
Credit risk participation agreements	75,624	75,943
Foreign exchange contracts	19,254	19,791
Mortgage loan commitments	13,228	—
Mortgage loan forward sale contracts	1,633	—
Forward TBA contracts	11,500	—
Total notional amount	$924,884	$797,030

The largest group of notional amounts relate to interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial dealer institutions. Contracts with dealers that require central clearing are novated to a clearing agency who becomes the Company's counterparty. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, education, financial services, communications, consumer products, consumer services and manufacturing. At March 31, 2015, the largest loss exposures were in the groups related to consumer services, real estate, and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $1.4 million (retirement communities), $4.7 million (real estate), and $1.3 million (manufacturing) at March 31, 2015.

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

In 2015, the Company initiated a program of secondary market sales of residential mortgage loans and has designated certain newly-originated residential mortgage loans as held for sale. Derivative instruments arising from this activity include mortgage loan commitments and forward sale commitments. Changes in the fair values of the loan commitments and funded loans prior to sale that are due to changes in interest rates are economically hedged with forward contracts to sell residential mortgage-backed securities in the to-be-announced (TBA) market. These forward contracts are also considered to be derivatives and are settled in cash at the security settlement date.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Derivative instruments with a positive fair value (asset derivatives) are reported in other assets in the consolidated balance sheets, while derivative instruments with a negative fair value (liability derivatives) are reported in other liabilities in the consolidated balance sheets. Information about the valuation methods used to determine fair value is provided in Note 13 on Fair Value Measurements.

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$12,615	$10,144	$(12,615)	$(10,166)
Interest rate caps	34	62	(34)	(62)
Credit risk participation agreements	3	3	(253)	(226)
Foreign exchange contracts	155	248	(839)	(494)
Mortgage loan commitments	408	—	—	—
Mortgage loan forward sale contracts	—	—	(3)	—
Forward TBA contracts	15	—	(38)	—
Total	$13,230	$10,457	$(13,782)	$(10,948)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2015	2014
Derivative instruments:
Interest rate swaps	Other non-interest income	$1,183	$445
Credit risk participation agreements	Other non-interest income	(27)	105
Foreign exchange contracts	Other non-interest income	(439)	(170)
Mortgage loan commitments	Loan fees and sales	408	—
Mortgage loan forward sale contracts	Loan fees and sales	(3)	—
Forward TBA contracts	Loan fees and sales	(5)	—
Total		$1,117	$380

The following table shows the extent to which assets and liabilities relating to derivative instruments have been offset in the consolidated balance sheets. They also provide information about these instruments which are subject to an enforceable master netting arrangement, irrespective of whether they are offset, and the extent to which the instruments could potentially be offset. Also shown is collateral received or pledged in the form of other financial instruments, which is generally cash or marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus amounts of excess collateral are not shown. Most of the derivatives in the following tables were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default.

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties, and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At March 31, 2015, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $12.6 million, and had posted securities with a fair value of $4.4 million and cash totaling $11.7 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Received/Pledged	Net Amount
March 31, 2015
Assets:
Derivatives subject to master netting agreements	$12,667	$—	$12,667	$(49)	$—	$12,618
Derivatives not subject to master netting agreements	563	—	563
Total derivatives	13,230	—	13,230
Liabilities:
Derivatives subject to master netting agreements	$12,940	$—	$12,940	$(49)	$(11,576)	$1,315
Derivatives not subject to master netting agreements	842	—	842
Total derivatives	13,782	—	13,782
December 31, 2014
Assets:
Derivatives subject to master netting agreements	$10,209	$—	$10,209	$(251)	$—	$9,958
Derivatives not subject to master netting agreements	248	—	248
Total derivatives	10,457	—	10,457
Liabilities:
Derivatives subject to master netting agreements	$10,454	$—	$10,454	$(251)	$(8,738)	$1,465
Derivatives not subject to master netting agreements	494	—	494
Total derivatives	10,948	—	10,948

11. Resale and Repurchase Agreements

The following table shows the extent to which assets and liabilities relating to securities purchased under agreements to resell (resale agreements), and securities sold under agreements to repurchase (repurchase agreements) have been offset in the consolidated balance sheets, in addition to the extent to which they could potentially be offset. Also shown is collateral received or pledged, which consists of marketable securities. The collateral amounts in the table is limited to the outstanding balances of the related asset or liability (after netting is applied); thus amounts of excess collateral are not shown. The agreements in the following table were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default.

Resale and repurchase agreements are agreements to purchase/sell securities subject to an obligation to resell/repurchase the same or similar securities. They are accounted for as collateralized financing transactions, not as sales and purchases of the securities portfolio. The securities collateral accepted or pledged in resell and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees. The Company generally retains custody of securities pledged for repurchase agreements with customers.

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $450.0 million at both March 31, 2015 and December 31, 2014. At March 31, 2015, the Company had posted collateral of $464.4 million in marketable securities, consisting mainly of agency mortgage-backed bonds, and had accepted $483.7 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Securities Collateral Received/Pledged	Net Amount
March 31, 2015
Total resale agreements, subject to master netting arrangements	$1,500,000	$(450,000)	$1,050,000	$—	$(1,049,244)	$756
Total repurchase agreements, subject to master netting arrangements	2,046,875	(450,000)	1,596,875	—	(1,596,875)	—
December 31, 2014
Total resale agreements, subject to master netting arrangements	$1,500,000	$(450,000)	$1,050,000	$—	$(1,049,370)	$630
Total repurchase agreements, subject to master netting arrangements	2,308,678	(450,000)	1,858,678	—	(1,858,678)	—

12. Stock-Based Compensation

The Company has historically issued stock-based compensation in the form of nonvested restricted stock, stock options and stock appreciation rights (SARs). During the first three months of 2015, stock-based compensation was issued in the form of nonvested restricted stock and SARs. The stock-based compensation expense that has been charged against income was $2.7 million and $2.3 million in the three month periods ended March 31, 2015 and 2014, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2015, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,259,689	$34.41
Granted	187,043	41.39
Vested	(124,747)	29.26
Forfeited	(3,486)	33.41
Nonvested at March 31, 2015	1,318,499	$35.89

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

Weighted per share average fair value at grant date	$7.58
Assumptions:
Dividend yield	2.2%
Volatility	21.3%
Risk-free interest rate	1.8%
Expected term	7.2 years

A summary of SAR activity during the first three months of 2015 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,780,578	$33.96
Granted	231,745	41.38
Forfeited	(1,492)	39.11
Expired	(173)	36.77
Exercised	(27,575)	33.30
Outstanding at March 31, 2015	1,983,083	$34.83	4.3 years	$14,860

A summary of option activity during the first three months of 2015 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	68,675	$29.27
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(67,056)	29.22
Outstanding at March 31, 2015	1,619	$31.27	0.5 years	$18

13. Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities and to determine fair value disclosures. Various financial instruments such as available for sale and trading securities, certain non-marketable securities relating to private equity activities, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as mortgage servicing rights and certain other investment securities. These nonrecurring fair value adjustments typically involve lower of cost or fair value accounting or write-downs of individual assets.

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the March 31, 2015 and December 31, 2014 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2015 or the year ended December 31, 2014.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets:
Residential mortgage loans held for sale	$2,770	$—	$2,770	$—
Available for sale securities:
U.S. government and federal agency obligations	436,392	436,392	—	—
Government-sponsored enterprise obligations	1,068,767	—	1,068,767	—
State and municipal obligations	1,811,545	—	1,718,274	93,271
Agency mortgage-backed securities	2,709,914	—	2,709,914	—
Non-agency mortgage-backed securities	490,233	—	490,233	—
Asset-backed securities	3,162,824	—	3,162,824	—
Other debt securities	198,018	—	198,018	—
Equity securities	39,549	19,604	19,945	—
Trading securities	15,501	—	15,501	—
Private equity investments	61,162	—	—	61,162
Derivatives *	13,230	—	12,819	411
Assets held in trust	9,392	9,392	—	—
Total assets	$10,019,297	$465,388	$9,399,065	$154,844
Liabilities:
Derivatives *	$13,782	$—	$13,529	$253
Total liabilities	$13,782	$—	$13,529	$253
December 31, 2014
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$501,407	$501,407	$—	$—
Government-sponsored enterprise obligations	963,127	—	963,127	—
State and municipal obligations	1,813,201	—	1,718,058	95,143
Agency mortgage-backed securities	2,593,708	—	2,593,708	—
Non-agency mortgage-backed securities	382,744	—	382,744	—
Asset-backed securities	3,091,993	—	3,091,993	—
Other debt securities	139,161	—	139,161	—
Equity securities	38,219	17,975	20,244	—
Trading securities	15,357	—	15,357	—
Private equity investments	57,581	—	—	57,581
Derivatives *	10,457	—	10,454	3
Assets held in trust	8,848	8,848	—	—
Total assets	$9,615,803	$528,230	$8,934,846	$152,727
Liabilities:
Derivatives *	$10,948	$—	$10,722	$226
Total liabilities	$10,948	$—	$10,722	$226
* The fair value of each class of derivative is shown in Note 10.

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis.

Residential mortgage loans held for sale

Loans held for sale are comprised of fixed rate, first lien residential mortgage loans that are intended for sale in the secondary market. Fair value is based on quoted secondary market prices for loans with similar characteristics, which are adjusted to include the embedded servicing value in the loans. This adjustment represents an unobservable input to the valuation but is not considered significant given the relative insensitivity of the valuation to changes in this input. Accordingly, these loan measurements are classified as Level 2.

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
Collateralized mortgage obligations and other asset-backed securities are valued at the tranche level. For each tranche valuation, the process generates predicted cash flows for the tranche, applies a market based (or benchmark) yield/spread for each tranche, and incorporates deal collateral performance and tranche level attributes to determine tranche-

specific spreads to adjust the benchmark yield. Tranche cash flows are generated from new deal files and prepayment/default assumptions. Tranche spreads are based on tranche characteristics such as average life, type, volatility, ratings, underlying collateral and performance, and prevailing market conditions. The appropriate tranche spread is applied to the corresponding benchmark, and the resulting value is used to discount the cash flows to generate an evaluated price.

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

Derivatives

The Company’s derivative instruments include interest rate swaps, foreign exchange forward contracts, certain credit risk guarantee agreements, and various instruments related to residential loan sale activity. When appropriate, the impact of credit standing, as well as any potential credit enhancements such as collateral, has been considered in the fair value measurement.

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

•
Derivatives relating to residential mortgage loan sale activity include commitments to originate mortgage loans held for sale, forward loan sale contracts, and forward commitments to sell TBA securities. The fair values of loan commitments and sale contracts are estimated using quoted market prices for loans similar to the underlying loans in these instruments. The valuations of loan commitments are further adjusted to include embedded servicing value and the probability of funding. These assumptions are considered Level 3 inputs and are significant to the loan commitment valuation; accordingly, the measurement of loan commitments is classified as Level 3. The fair value measurement of TBA contracts is based on security prices published on trading platforms and is classified as Level 2.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2015
Balance January 1, 2015	$95,143	$57,581	$(223)	$152,501
Total gains or losses (realized/unrealized):
Included in earnings	—	3,300	381	3,681
Included in other comprehensive income *	(2)	—	—	(2)
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	130	—	—	130
Purchase of private equity investments	—	216	—	216
Capitalized interest/dividends	—	65	—	65
Balance March 31, 2015	$93,271	$61,162	$158	$154,591
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2015	$—	$3,300	$381	$3,681
For the three months ended March 31, 2014
Balance January 1, 2014	$127,724	$56,612	$(65)	$184,271
Total gains or losses (realized/unrealized):
Included in earnings	—	16,794	105	16,899
Included in other comprehensive income *	(784)	—	—	(784)
Discount accretion	39	—	—	39
Purchase of private equity investments	—	3,000	—	3,000
Sale/pay down of private equity investments	—	(14)	—	(14)
Capitalized interest/dividends	—	54	—	54
Sale of risk participation agreement	—	—	(107)	(107)
Balance March 31, 2014	$126,979	$76,446	$(67)	$203,358
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2014	$—	$16,794	$105	$16,899
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2015
Total gains or losses included in earnings	$408	$(27)	$3,300	$3,681
Change in unrealized gains or losses relating to assets still held at March 31, 2015	$408	$(27)	$3,300	$3,681
For the three months ended March 31, 2014
Total gains or losses included in earnings	$—	$105	$16,794	$16,899
Change in unrealized gains or losses relating to assets still held at March 31, 2014	$—	$105	$16,794	$16,899

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $93.3 million at March 31, 2015, while private equity investments, included in non-marketable securities, totaled $61.2 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period	3	-	5 years
		Estimated market rate	1.9%	-	5.0%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5
Mortgage loan commitments	Discounted cash flow	Probability of funding	61.5%	-	100.0%	82.4%
		Embedded servicing value	.7%	-	1.0%	1.0%

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

The significant unobservable inputs used in the fair value measurement of the Company’s derivative commitments to originate residential mortgage loans are the percentage of commitments that are actually funded and the mortgage servicing value that is inherent in the underlying loan value. A significant increase in the rate of loans that fund would result in a larger derivative asset or liability. A significant increase in the inherent mortgage servicing value would result in an increase in the derivative asset or a reduction in the derivative liability. The probability of funding and the inherent mortgage servicing values are directly impacted by changes in market rates and will generally move in the same direction as interest rates.

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first three months of 2015 and 2014, and still held as of March 31, 2015 and 2014, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2015 and 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2015
Collateral dependent impaired loans	$729	$—	$—	$729	$(398)
Mortgage servicing rights	994	—	—	994	15
Foreclosed assets	23	—	—	23	(25)
Long-lived assets	4,996	—	—	4,996	(1,742)

March 31, 2014
Collateral dependent impaired loans	$7,916	$—	$—	$7,916	$(1,875)
Private equity investments	919	—	—	919	(1,081)
Mortgage servicing rights	843	—	—	843	14
Foreclosed assets	1,220	—	—	1,220	(181)
Long-lived assets	7,246	—	—	7,246	(1,408)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at March 31, 2015 and 2014 are shown in the table above.

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

Long-lived assets

In accordance with ASC 360-10-35, investments in branch facilities and various office buildings are written down to estimated fair value, or if the property is held for sale, they are written down to estimated fair value less cost to sell. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. The carrying amounts of these real estate holdings are regularly monitored by real estate professionals employed by the Company. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The measurements in 2015 pertained mainly to two branch facility sites which are currently being marketed for sale or re-developed.

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

The methods and inputs used in the estimation of fair value for the financial instruments in the table below are discussed in the preceding Fair Value Measurements note and in the Fair Value of Financial Instruments note in the Company's 2014 Annual Report on Form 10-K. There have been no significant changes in these methods and inputs since December 31, 2014.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	March 31, 2015		December 31, 2014
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,183,977	$4,208,415	$3,969,952	$3,982,531
Real estate - construction and land	Level 3	423,928	429,387	403,507	407,905
Real estate - business	Level 3	2,282,988	2,321,827	2,288,215	2,315,378
Real estate - personal	Level 3	1,887,557	1,933,813	1,883,092	1,933,456
Consumer	Level 3	1,766,888	1,768,054	1,705,134	1,701,037
Revolving home equity	Level 3	426,964	429,934	430,873	433,508
Consumer credit card	Level 3	739,543	752,522	782,370	794,929
Overdrafts	Level 3	10,115	10,115	6,095	6,095
Loans held for sale	Level 2	2,770	2,770	—	—
Investment securities:
Available for sale	Level 1	455,996	455,996	519,382	519,382
Available for sale	Level 2	9,367,975	9,367,975	8,909,035	8,909,035
Available for sale	Level 3	93,271	93,271	95,143	95,143
Trading	Level 2	15,501	15,501	15,357	15,357
Non-marketable	Level 3	110,560	110,560	106,875	106,875
Federal funds sold	Level 1	12,450	12,450	32,485	32,485
Securities purchased under agreements to resell	Level 3	1,050,000	1,050,599	1,050,000	1,048,866
Interest earning deposits with banks	Level 1	123,712	123,712	600,744	600,744
Cash and due from banks	Level 1	416,109	416,109	467,488	467,488
Derivative instruments	Level 2	12,819	12,819	10,454	10,454
Derivative instruments	Level 3	411	411	3	3
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,785,221	$6,785,221	$6,811,959	$6,811,959
Savings, interest checking and money market deposits	Level 1	10,656,139	10,656,139	10,541,601	10,541,601
Time open and certificates of deposit	Level 3	2,135,139	2,135,054	2,122,218	2,121,114
Federal funds purchased	Level 1	13,588	13,588	3,840	3,840
Securities sold under agreements to repurchase	Level 3	1,596,875	1,596,925	1,858,678	1,858,731
Other borrowings	Level 3	103,854	110,894	104,058	111,102
Derivative instruments	Level 2	13,529	13,529	10,722	10,722
Derivative instruments	Level 3	253	253	226	226

15. Legal Proceedings
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

The Company has various other lawsuits pending at March 31, 2015, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2014 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2015 is not necessarily indicative of results to be attained for any other period.

Forward-Looking Information

This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2014 Annual Report on Form 10-K.

Critical Accounting Policies

The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2014 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2014.

Selected Financial Data

	Three Months Ended March 31
	2015	2014
Per Share Data
Net income per common share — basic	$.61	$.64	*
Net income per common share — diluted	.61	.64	*
Cash dividends on common stock	.225	.214	*
Book value per common share	23.42	22.62	*
Market price	42.32	44.21	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	59.71%	59.35%
Non-interest bearing deposits to total deposits	34.31	33.40
Equity to loans (1)	20.62	20.36
Equity to deposits	12.31	12.09
Equity to total assets	10.05	10.06
Return on total assets	1.05	1.16
Return on common equity	10.69	11.56
(Based on end-of-period data)
Non-interest income to revenue (2)	42.14	40.14
Efficiency ratio (3)	64.63	63.13
Tier I common risk-based capital ratio (4)	12.10	NA
Tier I risk-based capital ratio (4)	12.96	13.98
Total risk-based capital ratio (4)	13.98	15.16
Tangible common equity to tangible assets ratio (5)	8.83	9.37
Tier I leverage ratio (4)	9.31	9.41

* Restated for the 5% stock dividend distributed in December 2014.
(1) Includes loans held for sale.
(2) Revenue includes net interest income and non-interest income.
(3) The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4) Risk-based capital information at March 31, 2015 was prepared under Basel III requirements, which were effective January 1, 2015. Risk-based capital information at March 31, 2014 was prepared under Basel I requirements.
(5) The tangible common equity to tangible assets ratio is a measurement which management believes is a useful indicator of capital adequacy and utilization. It provides a meaningful basis for period to period and company to company comparisons, and also assists regulators, investors and analysts in analyzing the financial position of the Company. Tangible common equity and tangible assets are non-GAAP measures and should not be viewed as substitutes for, or superior to, data prepared in accordance with GAAP.

The following table is a reconciliation of the GAAP financial measures of total equity and total assets to the non-GAAP measures of total tangible common equity and total tangible assets.

	March 31
(Dollars in thousands)	2015	2014
Total equity	$2,405,407	$2,273,511
Less non-controlling interest	4,793	3,132
Less preferred stock	144,784	—
Less goodwill	138,921	138,921
Less core deposit premium	6,149	7,968
Total tangible common equity (a)	$2,110,760	$2,123,490
Total assets	$24,049,483	$22,809,540
Less goodwill	138,921	138,921
Less core deposit premium	6,149	7,968
Total tangible assets (b)	$23,904,413	$22,662,651
Tangible common equity to tangible assets ratio (a)/(b)	8.83%	9.37%

Results of Operations

Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2015	2014	Amount	% change
Net interest income	$146,138	$153,066	$(6,928)	(4.5)%
Provision for loan losses	(4,420)	(9,660)	(5,240)	(54.2)
Non-interest income	106,426	102,627	3,799	3.7
Investment securities gains, net	6,035	10,037	(4,002)	(39.9)
Non-interest expense	(163,697)	(161,962)	1,735	1.1
Income taxes	(28,468)	(29,987)	(1,519)	(5.1)
Non-controlling interest (expense) income	(959)	192	(1,151)	N.M
Net income attributable to Commerce Bancshares, Inc.	61,055	64,313	(3,258)	(5.1)
Preferred stock dividends	(2,250)	—	(2,250)	N.M.
Net income available to common shareholders	$58,805	$64,313	$(5,508)	(8.6)%

For the quarter ended March 31, 2015, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $61.1 million, a decrease of $3.3 million, or 5.1%, compared to the first quarter of the previous year, and a decrease of $1.7 million, or 2.7%, compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.05%, the annualized return on average common equity was 10.69%, and the efficiency ratio was 64.63%. Diluted earnings per common share was $.61, a decrease of 4.7% compared to $.64 per share in the first quarter of 2014 and a decrease of 1.6% compared to $.62 per share in the previous quarter.

Compared to the first quarter of last year, net interest income decreased $6.9 million, due mainly to a decline in inflation interest income of $7.8 million on U.S. Treasury inflation-protected securities. The provision for loan losses totaled $4.4 million for the current quarter, representing a decrease of $5.2 million from the first quarter of 2014. Non-interest income increased $3.8 million, or 3.7%, mainly due to growth in trust fees, which increased 11.3%. Higher corporate card, brokerage, interest rate swap, and mortgage banking revenue also contributed to the growth. Non-interest expense increased $1.7 million, or 1.1%, over the first quarter of 2014, primarily due to higher salaries and employee benefits. Net investment securities gains were $6.0 million in the current quarter compared to gains of $10.0 million in the same quarter last year. This quarter, net securities gains were comprised of gains of $3.5 million on the Company's private equity portfolio, coupled with gains of $2.5 million on the sale of other securities.

Effective January 1, 2015, the Company reclassified amortization costs related to low income housing investments from non-interest expense to income tax expense in accordance with newly adopted accounting standards. All prior periods have been revised to reflect this reclassification. The reclassification is further discussed in Note 1 to the consolidated financial statements.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2015 vs. 2014
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$3,833	$(3,167)	$666
Loans held for sale	21	—	21
Investment securities:
U.S. government and federal agency securities	(175)	(7,893)	(8,068)
Government-sponsored enterprise obligations	1,158	633	1,791
State and municipal obligations	1,399	(611)	788
Mortgage-backed securities	(556)	(1,308)	(1,864)
Asset-backed securities	627	(104)	523
Other securities	8	672	680
Total interest on investment securities	2,461	(8,611)	(6,150)
Federal funds sold and short-term securities purchased under
agreements to resell	(13)	(4)	(17)
Long-term securities purchased under agreements to resell	(197)	(903)	(1,100)
Interest earning deposits with banks	79	—	79
Total interest income	6,184	(12,685)	(6,501)
Interest expense:
Deposits:
Savings	16	(10)	6
Interest checking and money market	119	(123)	(4)
Time open & C.D.'s of less than $100,000	(116)	(124)	(240)
Time open & C.D.'s of $100,000 and over	—	(42)	(42)
Total interest on deposits	19	(299)	(280)
Federal funds purchased and securities sold under
agreements to repurchase	60	104	164
Other borrowings	(10)	38	28
Total interest expense	69	(157)	(88)
Net interest income, fully taxable equivalent basis	$6,115	$(12,528)	$(6,413)

Net interest income in the first quarter of 2015 was $146.1 million, a decrease of $6.9 million from the first quarter of 2014. On a tax equivalent (T/E) basis, net interest income totaled $153.3 million in the first quarter of 2015, down $6.4 million from the same period last year and down $5.8 million from the previous quarter.  The decrease in net interest income compared to the previous quarter was partly due to fewer days in the current quarter and a decline of $5.3 million in inflation income on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS), resulting from a decline in the Consumer Price Index. During the current quarter, adjustments to premium amortization expense due to changes in prepayment speeds on various mortgage-backed securities were not significant. The decrease in net interest income compared to the first quarter of 2014 was mainly the result of a $7.8 million decline in inflation interest income on TIPS.  The Company's net yield on earning assets was 2.76% in the first quarter of 2015, compared to 2.88% in the previous quarter and 3.03% in the first quarter of 2014. Excluding the effects of lower inflation income, the current quarter net yield on earning assets was 2.86%.

Total interest income (T/E) decreased $6.5 million from the first quarter of 2014. Interest income on loans increased $687 thousand due to an increase of $493.4 million, or 4.0%, in average loan balances, partly offset by a 13 basis point decrease in average rates earned. The higher balances contributed $3.8 million to interest income; however, the lower rates depressed interest income by $3.2 million, resulting in a $687 million net increase in interest income. Most of the increase occurred in business, personal real estate and consumer loans, partly offset by a decline in interest on business real estate loans. Average business loans increased $188.5 million, or 4.9%, which was partly offset by a decline of eight basis points in rates earned. Average balances of personal real estate loans increased $99.0 million, or 5.6%, while the average rate earned declined three basis points. The average rate earned on consumer loans decreased 36 basis points, while the average balance increased $197.7 million, or 12.9%. Most of the increase in consumer loan balances resulted from growth of $249.0 million in auto loans and other consumer loans, partly offset by a decrease of $59.7 million in marine and recreational vehicle ("RV") loans, as that portfolio continues to pay down. The decline in business real estate loan interest was due to both lower average rates earned (down 17 basis points) and lower average balances (down $41.4 million).

Interest income on investment securities (T/E) was $43.6 million during the first quarter of 2015, which was a decline of $6.2 million from the same quarter last year, mainly due to the lower TIPS inflation income mentioned above. The overall average rate earned on investment securities declined 40 basis points from 2.24% in the first quarter of 2014 to 1.84% in the current quarter. The rate decline included a $7.8 million decrease in TIPS interest. Partly offsetting this decline was a $603.0 million increase in total average securities balances (excluding fair value adjustments), which increased interest income by $2.5 million. The growth in average balances occurred mainly in asset-backed securities, government-sponsored enterprise obligations and state and municipal bonds, which grew by $285.9 million, $282.9 million and $153.8 million, respectively.

Interest income on long-term securities purchased under agreements to resell decreased $1.1 million from the first quarter of 2014, mainly due to a decline of 35 basis points in average rates earned.

The average tax equivalent yield on total interest earning assets was 2.89% in the first quarter of 2015 compared to 3.16% in the first quarter of 2014.

Total interest expense decreased slightly compared to the first quarter of 2014, mainly due to a $280 thousand decline in interest expense on interest bearing deposits. This decline resulted primarily from a decrease of six basis points in average rates paid on certificates of deposit under $100,000. Total average interest bearing deposits increased $240.1 million, or 1.9%, over the first quarter of 2014, as money market account balances increased $333.3 million, while certificates of deposit (C.D.'s) decreased $167.2 million (mainly in C.D.'s under $100,000). Interest expense on borrowings increased $192 thousand, due to higher average rates paid and higher balances on repurchase agreements. The overall average rate incurred on all interest bearing liabilities decreased to .19% in the first quarter of 2015 compared to .20% in the first quarter of 2014.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2015	2014	Amount	% change
Bank card transaction fees	$42,299	$41,717	$582	1.4%
Trust fees	29,586	26,573	3,013	11.3
Deposit account charges and other fees	18,499	18,590	(91)	(.5)
Capital market fees	3,002	3,870	(868)	(22.4)
Consumer brokerage services	3,188	2,747	441	16.1
Loan fees and sales	2,089	1,209	880	72.8
Other	7,763	7,921	(158)	(2.0)
Total non-interest income	$106,426	$102,627	$3,799	3.7%
Non-interest income as a % of total revenue*	42.1%	40.1%
* Total revenue includes net interest income and non-interest income.

For the first quarter of 2015, total non-interest income amounted to $106.4 million compared with $102.6 million in the same quarter last year, which was an increase of $3.8 million, or 3.7%. Bank card fees for the current quarter increased $582 thousand, or 1.4%, over the first quarter of last year, as a result of a 3.6% increase in corporate card fees, which totaled $21.9 million this quarter. Debit card fees grew $261 thousand, or 3.0%, and totaled $8.9 million, while merchant fees declined by $442 thousand, or 6.8%, this quarter and totaled $6.1 million.

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2015	2014	Amount	% change
Debit card fees	$8,915	$8,654	$261	3.0%
Credit card fees	5,412	5,419	(7)	(.1)
Merchant fees	6,092	6,534	(442)	(6.8)
Corporate card fees	21,880	21,110	770	3.6
Total bank card transaction fees	$42,299	$41,717	$582	1.4%

Trust fees for the quarter increased $3.0 million, or 11.3%, over the same quarter last year, resulting mainly from solid growth in personal (up 11.9%) and institutional (up 7.9%) trust fees. Deposit account fees declined slightly from the same period last year. Overdraft fees declined $591 thousand, or 8.8%, but commercial cash management fees and other retail deposit fees grew a combined total of $518 thousand, or 4.4%, mostly offsetting this decline. Capital market fees decreased $868 thousand to $3.0 million in the current quarter as a result of continued lower sales demand, while consumer brokerage services revenue increased $441 thousand, or 16.1%, due to growth in advisory and annuity fees. Loan fees and sales increased $880 thousand this quarter mainly due to higher mortgage banking revenue, which resulted from sales of newly originated residential mortgages, as the Company began a new program of selling longer-term fixed rate mortgages. Other non-interest income decreased $158 thousand, or 2.0%, from the same quarter last year. The decline was due to the write-down of $1.6 million on two bank properties, which are now up for sale or being re-developed, partly offset by similar write-downs in the prior year of $688 thousand. Growth in fees from the sales of interest rate swaps, which totaled $1.2 million this quarter, increased $738 thousand compared to the same period last year and resulted from growth in customer demand.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2015	2014
Available for sale:
U.S. government bonds	$1,263	$(5,197)
Municipal securities	1,260	—
Asset-backed securities	3	—
OTTI losses on non-agency mortgage-backed bonds	(17)	(346)
Non-marketable:
Private equity investments	3,526	15,580
Total investment securities gains, net	$6,035	$10,037

Net gains and losses on investment securities which were recognized in earnings during the three months ended March 31, 2015 and 2014 are shown in the table above. Net securities gains amounted to $6.0 million in the first quarter of 2015, while net securities gains of $10.0 million were recorded in the first quarter of 2014. Included in these net gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $52.5 million at March 31, 2015. During the current quarter, additional credit-related impairment losses of $17 thousand were recorded. Also shown above are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments and gains and losses realized upon disposition. In 2014, in addition to fair value adjustments to the investments in this portfolio, a large gain of $18.4 million was recorded on one investment that the Company held for many years. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $704 thousand during the first quarter of 2015 and income of $333 thousand during the first quarter of 2014. During 2015, the Company sold $114.4 million of municipal bonds and $48.1 million of U.S. Treasury Inflation-protected bonds, realizing gains of $2.5 million. These securities were sold as a part of a plan to extend the duration of the securities portfolio and improve net interest margins.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2015	2014	Amount	% change
Salaries and employee benefits	$98,074	$94,263	$3,811	4.0%
Net occupancy	11,561	11,616	(55)	(.5)
Equipment	4,703	4,504	199	4.4
Supplies and communication	5,581	5,699	(118)	(2.1)
Data processing and software	19,506	19,087	419	2.2
Marketing	3,918	3,681	237	6.4
Deposit insurance	3,001	2,894	107	3.7
Other	17,353	20,218	(2,865)	(14.2)
Total non-interest expense	$163,697	$161,962	$1,735	1.1%

Non-interest expense for the first quarter of 2015 amounted to $163.7 million, an increase of $1.7 million, or 1.1%, compared with $162.0 million in the first quarter of last year. Salaries expense increased $4.1 million, or 5.3%, mainly due to higher full-time salaries, incentives and stock-based compensation expense. Benefits expense declined $299 thousand mainly due to lower medical costs, but higher pension and 401(k) plan expense. Growth in salaries and benefits expense resulted partly from staffing additions mainly in the areas of commercial banking, wealth, commercial card, and information technology. Full-time equivalent employees totaled 4,769 at March 31, 2015 compared to 4,745 at March 31, 2014. Compared to the first quarter of last year, occupancy and supplies and communication expense decreased .5% and 2.1%, respectively, while equipment expense grew 4.4%, mainly due to higher equipment service contract expense. Data processing and software costs increased by $419 thousand, or 2.2%, mainly due to higher software license costs, partly offset by lower bank card processing costs. Other non-interest expense decreased $2.9 million compared to the previous year, which included a litigation provision of $1.5 million and write downs of $720 thousand on certain surplus branch properties in the first quarter of 2014, that did not reoccur in the current quarter. In addition, lower costs were recorded in 2015 for legal, loan collection, and credit card rewards expense, partly offset by higher professional fees.
Provision and Allowance for Loan Losses

	Three Months Ended
(In thousands)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2014
Provision for loan losses	$4,420	$4,664	$9,660
Net loan charge-offs (recoveries):
Commercial:
Business	159	335	(106)
Real estate-construction and land	(946)	(129)	55
Real estate-business	(249)	88	426
Personal Banking:
Real estate-personal	99	192	6
Consumer	1,743	2,557	2,505
Revolving home equity	40	128	113
Consumer credit card	6,352	6,086	6,447
Overdrafts	222	407	214
Total net loan charge-offs	$7,420	$9,664	$9,660

	Three Months Ended
	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2014
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.02%	.03%	(.01)%
Real estate-construction and land	(.92)	(.13)	.05
Real estate-business	(.04)	.02	.07
Personal Banking:
Real estate-personal	.02	.04	—
Consumer	.41	.60	.66
Revolving home equity	.04	.12	.11
Consumer credit card	3.44	3.18	3.45
Overdrafts	16.04	31.94	15.99
Total annualized net loan charge-offs	.26%	.34%	.35%
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

Loans which are not individually evaluated are segregated by loan type and sub-type and are collectively evaluated. These loans include commercial loans (business, construction and business real estate) which have been graded pass, special mention or substandard and all personal banking loans, except personal real estate loans on non-accrual status. Collectively-evaluated loans include certain troubled debt restructurings with similar risk characteristics. Allowances determined for personal banking loans, which are generally smaller balance homogeneous type loans, use consistent methodologies which consider historical and current loss trends, loss emergence periods, delinquencies and current economic conditions. Allowances for commercial type loans, which are generally larger and more complex in structure with more unpredictable loss characteristics, use methods which consider historical and current loss trends, loss emergence periods, current loan grades, delinquencies, and industry concentrations. Economic conditions throughout the Company's markets as monitored by Company credit officers are also considered.

The Company's estimate of the allowance for loan losses and the corresponding provision for loan losses is based upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in delinquencies, portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company's senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The Company's subsidiary bank continues to be subject to examination by several regulatory agencies, and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. Note 1 in the 2014 Annual Report on Form 10-K contains additional discussion on the allowance and charge-off policies.

Net loan charge-offs in the first quarter of 2015 amounted to $7.4 million, compared with $9.7 million in both the prior quarter and the first quarter of last year. During the first quarter of 2015, net charge-offs on construction and consumer loans decreased by $817 thousand and $814 thousand, respectively, compared to the prior quarter, and net charge-offs on business real estate loans decreased $337 thousand. Additionally, net charge-offs in overdraft and business loans decreased $185 thousand and $176 thousand, respectively. Net charge-offs on consumer credit card loans increased $266 thousand in the first quarter of 2015, as compared to the previous quarter. Compared to the first quarter of last year, the decrease in net charge-offs during the first quarter of 2015 was due to lower charge-offs on consumer and business real estate loans, as well as an increase in recoveries on construction loans.

For the three months ended March 31, 2015, the ratio of annualized total net loan charge-offs to total average loans was .26%, compared to .34% in the previous quarter and .35% in the same quarter last year. For the first quarter of 2015, annualized net charge-offs on average consumer credit card loans amounted to 3.44%, compared with 3.18% in the previous quarter and 3.45% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .41% of average consumer loans, compared to .60% in the previous quarter and .66% in the same quarter last year.

The provision for loan losses for the current quarter totaled $4.4 million and was $3.0 million less than net loan-charge-offs for the quarter. Compared to the previous quarter, the provision for loan losses for the first quarter of 2015 decreased slightly and was $5.2 million lower than the provision for loan losses for the three months ended March 31, 2014. At March 31, 2015, the allowance for loan losses amounted to $153.5 million and was 1.31% of total loans and 429% of total non-accrual loans. At December 31, 2014, the allowance for loan losses amounted to $156.5 million and was 1.36% of total loans and 384% of total non-accrual loans.

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

(Dollars in thousands)	March 31, 2015	December 31, 2014
Non-accrual loans	$35,818	$40,775
Foreclosed real estate	4,967	5,476
Total non-performing assets	$40,785	$46,251
Non-performing assets as a percentage of total loans	.35%	.40%
Non-performing assets as a percentage of total assets	.17%	.19%
Total loans past due 90 days and still accruing interest	$12,181	$13,658

Non-accrual loans, which are also classified as impaired, totaled $35.8 million at March 31, 2015 and decreased $5.0 million from December 31, 2014. The decline from December 31, 2014 occurred mainly in business real estate and business loans, which decreased $2.8 million and $1.6 million, respectively. At March 31, 2015, non-accrual loans were comprised mainly of business real estate (42.0%), business (27.8%), and personal real estate (17.7%) loans. Foreclosed real estate totaled $5.0 million at March 31, 2015, a decrease of $509 thousand when compared to December 31, 2014. Total loans past due 90 days or more and still accruing interest were $12.2 million as of March 31, 2015, a decrease of $1.5 million when compared to December 31, 2014. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $90.3 million at March 31, 2015 compared with $81.2 million at December 31, 2014, resulting in an increase of $9.1 million, or 11.2%. The change in potential problem loans was largely comprised of an increase of $9.4 million in business loans, mainly due to several large commercial and industrial loans.

(In thousands)	March 31, 2015	December 31, 2014
Potential problem loans:
Business	$33,335	$23,919
Real estate – construction and land	8,003	8,654
Real estate – business	46,238	45,140
Real estate – personal	2,691	3,469
Total potential problem loans	$90,267	$81,182

At March 31, 2015, the Company had $65.9 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $24.4 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 3.6% of total loans outstanding at March 31, 2015.

(Dollars in thousands)	March 31, 2015	% of Total	% of Total Loans	December 31, 2014	% of Total	% of Total Loans
Residential land and land development	$77,263	18.2%	.7%	$82,072	20.3%	.7%
Residential construction	114,949	27.2	.9	108,058	26.8	1.0
Commercial land and land development	56,518	13.3	.5	62,379	15.5	.5
Commercial construction	175,198	41.3	1.5	150,998	37.4	1.3
Total real estate - construction and land loans	$423,928	100.0%	3.6%	$403,507	100.0%	3.5%

Real Estate – Business Loans

Total business real estate loans were $2.3 billion at March 31, 2015 and comprised 19.5% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2015, 44.8% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	March 31, 2015	% of Total	% of Total Loans	December 31, 2014	% of Total	% of Total Loans
Owner-occupied	$1,023,532	44.8%	8.7%	$1,017,099	44.4%	8.9%
Retail	293,565	12.9	2.5	305,296	13.3	2.7
Office	226,202	9.9	2.0	230,798	10.1	2.1
Multi-family	206,427	9.0	1.8	200,295	8.8	1.7
Farm	155,774	6.8	1.3	151,788	6.6	1.3
Hotels	152,357	6.7	1.3	158,348	6.9	1.4
Industrial	97,151	4.3	.8	94,266	4.2	.8
Other	127,980	5.6	1.1	130,325	5.7	1.1
Total real estate - business loans	$2,282,988	100.0%	19.5%	$2,288,215	100.0%	20.0%

Real Estate – Personal Loans

The Company's $1.9 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 44, recent loss rates have remained low, and at March 31, 2015, loans past due over 30 days decreased $1.9 million and non-accrual loans increased $149 thousand compared to December 31, 2014. Also, as shown in Note 2, only 4.8% of this portfolio has FICO scores of less than 660. Approximately $16.5 million, or .9%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At March 31, 2015, loans with no mortgage insurance and an original LTV higher than 80% totaled $142.4 million compared to $143.8 million at December 31, 2014.

Revolving Home Equity Loans

The Company has $427.0 million in revolving home equity loans at March 31, 2015 that are generally collateralized by residential real estate. Most of these loans (93.7%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2015, the outstanding principal of loans with an original LTV higher than 80% was $61.5 million, or 14.4% of the portfolio, compared to $63.1 million as of December 31, 2014. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $3.0 million at March 31, 2015 compared to $2.4 million at December 31, 2014.  The weighted average FICO score for the total current portfolio balance is 768. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2015 through 2017, approximately 40% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 83% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $298.3 million and $291.9 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, $83.1 million of this portfolio had an LTV higher than 80% compared to a balance of $80.4 million at the end of 2014.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 2% of the outstanding balance of fixed rate home equity loans at March 31, 2015. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $2.2 million in new fixed rate home equity loans were written with these LTV ratios during the first three months of 2015.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by the net charge-offs on these loans in the first three months of 2015 of $99 thousand, $40 thousand, and net recoveries of $2 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans, which are characterized as new loans to customers with FICO scores below 660. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by passenger vehicles (mainly automobiles and motorcycles), marine and RVs. Outstanding balances for these loans were $1.2 billion at both March 31, 2015 and December 31, 2014. The balances over 30 days past due amounted to $12.0 million at March 31, 2015 compared to $14.5 million at the end of 2014 and comprised 1.0% and 1.3% of the outstanding balances of these loans at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015, $163.5 million of new passenger vehicle loans were originated, compared to $617.0 million during the full year of 2014.  The Company has curtailed new marine and RV loans since 2008, and at March 31, 2015, outstanding balances totaled $179.1 million. The loss ratios experienced for marine and RV loans declined during the first three months of 2015 compared to the first three months of the prior year, as annualized ratios were 1.0% and 1.4%, respectively. Likewise, net charge-offs on marine and RV loans have declined from $851 thousand in the first three months of 2014, to $459 thousand in the first three months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2015 of $739.5 million in consumer credit card loans outstanding, approximately $156.3 million, or 21.1%, carried a low promotional rate. Within the next six months, $41.2 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Shared National Credits

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $560.0 million at March 31, 2015, compared to $508.0 million at December 31, 2014. Additional unfunded commitments at March 31, 2015 totaled $1.1 billion.

Income Taxes

Income tax expense was $28.5 million in the first quarter of 2015, compared to $29.5 million in the fourth quarter of 2014 and $30.0 million in the first quarter of 2014. The Company's effective tax rate, including the effect of non-controlling interest, was 31.8% in the first quarter of 2015, compared to 32.0% in the fourth quarter of 2014 and 31.8% in the first quarter of 2014.

Financial Condition

Balance Sheet

Total assets of the Company were $24.0 billion at both March 31, 2015 and December 31, 2014. Earning assets (excluding fair value adjustments on investment securities) amounted to $22.8 billion at March 31, 2015, compared to $22.7 billion at December 31, 2014, and consisted of 51% in loans and 43% in investment securities.

During the first quarter of 2015, average loans increased $142.4 million, or 5.0% annualized, compared to the previous quarter and increased $439.4 million, or 4.0%, compared to the same period last year. Compared to the previous quarter, the increase in average loans resulted from growth in commercial and industrial loans of $76.1 million, tax-exempt loans of $27.7 million, and auto and other consumer-related loans of $55.0 million. Additionally, average leases grew $13.0 million compared to the previous quarter. Average personal real estate loans also grew $10.0 million, however, the Company began selling longer-term fixed rate loans this quarter, which totaled $15.1 million. Continued demand for auto and other consumer loans has grown these average loan balances by 25% over the last twelve months. The balance of marine and RV loans, included in the consumer loan portfolio, continued to run off this quarter by $12.1 million on average.

Total available for sale investment securities, at fair value, averaged $9.7 billion this quarter, representing an increase of $540.1 million compared to the previous quarter. The increase in securities during the quarter was funded mainly by cash at the Federal Reserve and growth in deposits and repurchase agreements. Purchases of new securities totaled $1.2 billion in the first quarter of 2015 and were offset by sales, maturities and pay downs of $791.5 million. At March 31, 2015, the duration of the investment portfolio was 2.47 years, and maturities and pay downs of approximately $2.0 billion are expected to occur during the next 12 months.

Total average deposits increased $278.9 million during the first quarter of 2015 compared to the previous quarter. The increase in average deposits resulted mainly from an increase in money market and personal demand accounts, which increased $280.4 million and $75.8 million, respectively. Compared to the previous quarter, total average consumer and private banking deposits increased $166.4 million and $163.5 million, respectively, while commercial deposits declined on average by $65.7 million. The average loans to deposits ratio in the current quarter was 59.7%, compared to 59.8% in the previous quarter.

During the current quarter, the Company’s average borrowings totaled $1.7 billion, an increase of $237.2 million over the previous quarter, due to higher federal funds purchased and repurchase agreements.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2015	March 31, 2014	December 31, 2014
Liquid assets:
Available for sale investment securities	$9,917,242	$9,115,116	$9,523,560
Federal funds sold	12,450	19,525	32,485
Long-term securities purchased under agreements to resell	1,050,000	950,000	1,050,000
Balances at the Federal Reserve Bank	123,712	198,417	600,744
Total	$11,103,404	$10,283,058	$11,206,789

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $12.5 million as of March 31, 2015. Long-term resale agreements, maturing in 2015 through 2018, totaled $1.1 billion at March 31, 2015. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $1.1 billion in fair value at March 31, 2015. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $123.7 million at March 31, 2015. The fair value of the available for sale investment portfolio was $9.9 billion at March 31, 2015 and included an unrealized net gain in fair value of $184.4 million. The total net unrealized gain included net gains of $101.6 million on mortgage and asset-backed securities, $33.9 million on common and preferred stock held by the Parent, and $30.3 million on state and municipal obligations.

Approximately $2.0 billion of the available for sale investment portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$307,534	$362,920
FHLB borrowings and letters of credit	38,728	40,978
Securities sold under agreements to repurchase	2,284,774	2,389,093
Other deposits and swaps	2,055,315	1,861,001
Total pledged securities	4,686,351	4,653,992
Unpledged and available for pledging	3,473,037	3,107,968
Ineligible for pledging	1,757,854	1,761,600
Total available for sale securities, at fair value	$9,917,242	$9,523,560

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2015, such deposits totaled $17.4 billion and represented 89.1% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.3 billion at March 31, 2015. These accounts are normally considered more volatile and higher costing and comprised 6.5% of total deposits at March 31, 2015.

(In thousands)	March 31, 2015	March 31, 2014	December 31, 2014
Core deposit base:
Non-interest bearing	$6,785,221	$6,524,505	$6,811,959
Interest checking	1,013,569	874,125	1,352,759
Savings and money market	9,642,570	9,454,787	9,188,842
Total	$17,441,360	$16,853,417	$17,353,560

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	March 31, 2015	March 31, 2014	December 31, 2014
Borrowings:
Federal funds purchased	$13,588	$8,940	$3,840
Securities sold under agreements to repurchase	1,596,875	918,212	1,858,678
FHLB advances	103,854	105,114	104,058
Total	$1,714,317	$1,032,266	$1,966,576

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.6 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $103.9 million at March 31, 2015. These advances have fixed interest rates, and all mature in or before 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2015.

	March 31, 2015
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,379,559	$1,179,714	$3,559,273
Advances outstanding	(103,854)	—	(103,854)
Letters of credit issued	(82,990)	—	(82,990)
Available for future advances	$2,192,715	$1,179,714	$3,372,429

In addition to those mentioned above, several other sources of liquidity are available. The Company has strong ratings from Standard & Poor's (issuer rating of A-) and Moody's (bank deposit rating of Aa3). Additionally, the Parent's sound commercial paper rating of P-1 from Moody's would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed corporate debt. The Company issued $150.0 million in liquidation value of preferred stock in June 2014, which partially funded a $200.0 million accelerated repurchase program of its common stock. These transactions are discussed in Note 7 to the consolidated financial statements.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $548.4 million during the first three months of 2015, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $95.5 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $600.5 million. These activities included $1.1 billion in purchases of investment securities, offset by $794.9 million in sales, maturities, and pay downs, and a net increase in loans of $260.8 million. Financing activities used cash of $43.5 million, resulting largely from a net decrease in federal funds purchased and short-term repurchase agreements of $252.1 million, offset by a net increase in deposits of $231.8 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets.  Also, a new Tier I common risk-based ratio was defined.  The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments, certain asset-backed securities, and construction loans. Under the Basel III requirements, at March 31, 2015 the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	March 31, 2015	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$16,774,135
Tier I common risk-based capital	2,029,967
Tier I risk-based capital	2,174,751
Total risk-based capital	2,344,601
Tier I common risk-based capital ratio	12.10%	7.00%	6.50%
Tier I risk-based capital ratio	12.96%	8.50%	8.00%
Total risk-based capital ratio	13.98%	10.50%	10.00%
Tier I leverage ratio	9.31%	4.00%	5.00%

* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The new Basel III rules were designed to increase regulatory capital requirements, and under the new rules, the Company's risk-weighted assets at March 31, 2015 increased $1.3 billion over $15.5 billion at December 31, 2014 under Basel I. Tier I capital and Total capital were relatively unchanged from $2.1 billion and $2.3 billion, respectively, under Basel I at December 31, 2014. The Tier I and Total capital ratios were 13.74% and 14.86%, respectively, under Basel I at December 31, 2014, and declined 78 and 88 basis points, respectively, under Basel III at March 31, 2015.

The Company maintains a treasury stock buyback program and entered into an accelerated share repurchase agreement in June 2014, whose final settlement is expected by June 2015. During the quarter ended March 31, 2015, the Company purchased only minimal shares in connection with stock-based compensation plan activity, due to the ongoing accelerated share repurchase agreement. In April 2015, the Board increased the purchase authorization to a total of 5,000,000 shares.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock in the first quarter of 2015, which was a 5% increase compared to its 2014 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2015 totaled $9.3 billion (including approximately $4.3 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $313.8 million and $12.2 million, respectively, at March 31, 2015. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.1 million at March 31, 2015.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first three months of 2015, purchases and sales of tax credits amounted to $16.3 million and $6.1 million, respectively. At March 31, 2015, outstanding purchase commitments that the Company expects to fund in 2015 totaled $39.0 million.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2015 and 2014.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2015
Net interest income	$65,665	$70,747	$10,791	$147,203	$(1,065)	$146,138
Provision for loan losses	(8,323)	877	7	(7,439)	3,019	(4,420)
Non-interest income	26,394	47,581	33,557	107,532	(1,106)	106,426
Investment securities gains, net	—	—	—	—	6,035	6,035
Non-interest expense	(66,663)	(64,603)	(27,283)	(158,549)	(5,148)	(163,697)
Income before income taxes	$17,073	$54,602	$17,072	$88,747	$1,735	$90,482
Three Months Ended March 31, 2014
Net interest income	$65,528	$71,086	$9,911	$146,525	$6,541	$153,066
Provision for loan losses	(9,198)	(383)	(41)	(9,622)	(38)	(9,660)
Non-interest income	25,807	47,104	29,995	102,906	(279)	102,627
Investment securities gains, net	—	—	—	—	10,037	10,037
Non-interest expense	(64,954)	(61,633)	(24,782)	(151,369)	(10,593)	(161,962)
Income before income taxes	$17,183	$56,174	$15,083	$88,440	$5,668	$94,108
Increase (decrease) in income before income taxes:
Amount	$(110)	$(1,572)	$1,989	$307	$(3,933)	$(3,626)
Percent	(.6)%	(2.8)%	13.2%	.3%	(69.4)%	(3.9)%

Consumer

For the three months ended March 31, 2015, income before income taxes for the Consumer segment decreased $110 thousand, or .6%, compared to the first three months of 2014. This decrease was mainly due to an increase in non-interest expense of $1.7 million, or 2.6%. This increase to expense was partly offset by a decrease of $875 thousand in the provision for loan losses and increases of $587 thousand in non-interest income and $137 thousand in net interest income. Net interest income increased due to a $321 thousand decrease in deposit interest expense and an increase of $287 thousand in loan interest income, mostly offset by a $471 thousand decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income increased mainly due to growth in mortgage banking revenue and debit card fees, partly offset by a decline in deposit fees (mainly overdraft and return item fees). Non-interest expense increased over the same period in the previous year due to higher servicing costs for teller services and mortgage operations, in addition to higher allocated online banking processing and support costs. These increases were partly offset by lower occupancy expense, bank card rewards expense, and deposit operations servicing costs. The provision for loan losses totaled $8.3 million, an $875 thousand decrease from the first three months of 2014, which was mainly due to lower losses on fixed rate home equity and marine and RV loans.

Commercial

For the three months ended March 31, 2015, income before income taxes for the Commercial segment decreased $1.6 million, or 2.8%, compared to the same period in the previous year. This decrease was mainly due to higher non-interest expense, partly offset by a decline in the provision for loan losses. Smaller changes occurred in net interest income and non-interest income. Net interest income decreased $339 thousand due to lower loan interest income and higher borrowings expense, partly offset by an increase in net allocated funding credits. Non-interest income increased by $477 thousand, or 1.0%, over the previous year due to growth in swap fees and corporate bank card fees, partly offset by lower capital market fees. Non-interest expense increased $3.0 million, or 4.8%, mainly due to higher allocated costs for deposits operations servicing and information technology, partly offset by lower allocated teller services costs. The provision for loan losses decreased $1.3 million from the same period last year, due to higher net recoveries on construction and land loans and business real estate loans of $1.0 million and $676 thousand, respectively.

Wealth

Wealth segment pre-tax profitability for the three months ended March 31, 2015 increased $2.0 million, or 13.2%, over the same period in the previous year. Net interest income increased $880 thousand, mainly due to an increase of $664 thousand in loan interest income and a $225 thousand increase in net allocated funding credits. Non-interest income increased $3.6 million, or 11.9%, over the prior year due to higher personal and institutional trust fees, in addition to higher advisory and annuity brokerage fees. Non-interest expense increased $2.5 million, or 10.1%, mainly due to higher full-time salary costs and incentive compensation and higher allocated support service costs. The provision for loan losses decreased slightly, mainly due to recoveries on revolving home equity loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $3.9 million. This decrease was partly due to lower unallocated net interest income of $7.6 million and lower unallocated securities net gains of $4.0 million. Also, the unallocated loan loss provision decreased $3.1 million, due to the excess of total net charge-offs over total provision in the first quarter of 2015. Partly offsetting these effects was lower unallocated non-interest expense of $5.4 million.

Regulatory Changes Affecting the Banking Industry

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

In July 2013 the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company was compliant with revised minimum regulatory capital ratios and began the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. The Company was also compliant with required risk-weighted asset calculations effective January 1, 2015. At March 31, 2015, the Company's capital levels are well above minimum requirements and are considered "well-capitalized" under the new rules.

Impact of Recently Issued Accounting Standards

Investments - Equity Method and Joint Ventures The Financial Accounting Standards Board (FASB) issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects", in January 2014. These amendments allow investors in low income housing tax credit entities to account for the investments using a proportional amortization method, provided that certain conditions are met, and recognize amortization of the investment as a component of income tax expense. In addition, disclosures are required that will enable users to understand the nature of the investments, and the effect of the measurement of the investments and the related tax credits on the investor's financial statements. This ASU is effective for interim and annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. The Company adopted the practical expedient to the proportional amortization method on January 1, 2015. The effect of the adoption, including the retrospective application to prior periods, was not significant to the consolidated financial statements.

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

Revenue from Contracts with Customers The FASB issued ASU 2014-09, "Revenue from Contracts with Customers", in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU, the amendments are effective for interim and annual periods beginning January 1, 2017 and must be applied retrospectively. However, the FASB has announced its intention to defer the effective date for one year. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

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

Consolidation The FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis", in February 2015. The amendments require an evaluation of whether certain legal entities should be consolidated and modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The amendments are effective for interim and annual periods beginning January 1, 2016. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

Intangible Assets The FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement", in April 2015. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. Arrangements containing a license should be recorded as consistent with the acquisition of software licenses, whereas arrangements that do not include a software license should be recorded as consistent with the accounting for service contracts. These amendments are effective for interim and annual periods beginning January 1, 2016. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2015 and 2014

	First Quarter 2015			First Quarter 2014
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,031,904	$28,051	2.82%	$3,843,377	$27,436	2.90%
Real estate — construction and land	414,908	3,893	3.81	419,628	3,897	3.77
Real estate — business	2,281,777	21,002	3.73	2,323,208	22,333	3.90
Real estate — personal	1,877,580	17,739	3.83	1,778,573	16,937	3.86
Consumer	1,731,146	17,288	4.05	1,533,485	16,679	4.41
Revolving home equity	430,525	3,856	3.63	423,656	3,990	3.82
Consumer credit card	748,831	21,455	11.62	757,423	21,346	11.43
Overdrafts	5,612	—	—	5,429	—	—
Total loans	11,522,283	113,284	3.99	11,084,779	112,618	4.12
Loans held for sale	1,851	21	4.65	—	—	—
Investment securities:
U.S. government and federal agency obligations	455,633	(5,977)	(5.32)	497,333	2,091	1.71
Government-sponsored enterprise obligations	1,057,666	4,961	1.90	774,749	3,170	1.66
State and municipal obligations(A)	1,759,511	15,394	3.55	1,605,752	14,606	3.69
Mortgage-backed securities	2,938,575	18,977	2.62	3,019,157	20,841	2.80
Asset-backed securities	3,140,086	6,820.88		2,854,201	6,297.89
Other marketable securities(A)	160,634	989	2.50	153,068	945	2.50
Trading securities(A)	16,719	113	2.74	19,183	108	2.28
Non-marketable securities(A)	107,511	2,371	8.94	109,932	1,740	6.42
Total investment securities	9,636,335	43,648	1.84	9,033,375	49,798	2.24
Federal funds sold and short-term securities
purchased under agreements to resell	12,092	9.30		24,464	26.43
Long-term securities purchased
under agreements to resell	1,049,998	3,051	1.18	1,102,222	4,151	1.53
Interest earning deposits with banks	288,589	179.25		161,117	100.25
Total interest earning assets	22,511,148	160,192	2.89	21,405,957	166,693	3.16
Allowance for loan losses	(156,097)			(160,744)
Unrealized gain on investment securities	169,486			82,969
Cash and due from banks	388,617			384,951
Land, buildings and equipment, net	361,646			351,866
Other assets	377,601			380,735
Total assets	$23,652,401			$22,445,734
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$701,987	203.12		$649,292	197.12
Interest checking and money market	9,828,203	3,105.13		9,473,680	3,109.13
Time open & C.D.'s of less than $100,000	868,179	880.41		975,640	1,120.47
Time open & C.D.'s of $100,000 and over	1,280,110	1,410.45		1,339,808	1,452.44
Total interest bearing deposits	12,678,479	5,598.18		12,438,420	5,878.19
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,558,118	367.10		1,209,180	203.07
Other borrowings	103,999	879	3.43	105,187	851	3.28
Total borrowings	1,662,117	1,246.30		1,314,367	1,054.33
Total interest bearing liabilities	14,340,596	6,844.19%		13,752,787	6,932.20%
Non-interest bearing deposits	6,621,110			6,237,479
Other liabilities	314,163			198,383
Equity	2,376,532			2,257,085
Total liabilities and equity	$23,652,401			$22,445,734
Net interest margin (T/E)		$153,348			$159,761
Net yield on interest earning assets			2.76%			3.03%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2014 Annual Report on Form 10-K.

The table below shows the effect that gradual rising interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$(.2)	(.03)%	$5.4	.87%	$.3	.05%
200 basis points rising	4.6	.73	8.3	1.34	4.1	.68
100 basis points rising	6.3	1.01	8.9	1.43	5.7	.93

The table above shows the effects of gradual rising interest rates over a twelve month period on the Company’s net interest income.  Three rising rate scenarios were selected as shown in the table and net interest income was calculated and compared to a base scenario in which assets, liabilities and rates remained constant over a twelve month period.  For each of the three scenarios, interest rates applicable to each interest earning asset or interest bearing liability were ratably increased during the year (by either 100, 200 or 300 basis points).  The balances contained in the balance sheet were assumed not to change over the twelve month period, except that it was assumed certain non-maturity type deposits would decline as a result of higher interest rates and would be replaced with short-term federal funds borrowings.  At March 31, 2015, under the 100, 200 and 300 basis point rising rate scenarios, total average deposits were projected to decline by 4.4%, 6.4% and 6.9%, respectively.  The Company uses these assumptions on deposit activities, both for monitoring interest rate risk and liquidity planning purposes, to reflect the large deposit inflows since 2009 that could run off under rising rate conditions.
Under the above scenarios at March 31,2015, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $6.3 million, or 1.01%, and a rise of 200 basis points is expected to increase net interest income by $4.6 million, or .73%. Under a 300 basis points rising scenario, net interest income would decrease by $169 thousand, or .03%. Due to the already low interest rate environment, the Company did not model falling rate scenarios. The change in net interest income from the base calculation at March 31, 2015 was lower than projections made at December 31, 2014, largely due to a change in the mix of both interest earning assets and interest bearing liabilities. The change in the mix of interest-earning assets is primarily due to purchases of variable rate bonds within the investment securities portfolio. Those purchases were mostly funded by declines in federal funds sold and cash balances at the Federal Reserve. There was also a decline in non-interest bearing demand deposits, which are less rate sensitive. Short-term borrowings of federal funds purchased and repurchase agreements, which are generally more rate sensitive, also declined and were replaced by higher balances of money market accounts, which are less rate sensitive. These changes resulted in a less asset sensitive risk pattern and declining income projections. As shown in the above scenarios, as rates rise faster, the effect on projected net interest income generally declines. This occurs because, in the higher rate scenarios, the non-contractual deposits are modeled to become more rate sensitive, resulting in margin compression. Also, these scenarios project deposit run-off, which is replaced by higher costing short-term borrowings. Rising rates also tend to slow prepayments of both residential mortgage loans and mortgage-backed securities, which also negatively affects net interest income.

For comparative purposes, the Company also ran the following rising rate scenarios, assuming average deposits would decline by .8%, 1.5% and 2.1% (for the 100, 200 and 300 basis point rising rate scenarios at both March 31, 2015 and December 31, 2014).  The table below reflects the results of these projections.

	March 31, 2015		December 31, 2014
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$17.8	2.84%	$25.4	4.11%
200 basis points rising	17.2	2.73	22.1	3.57
100 basis points rising	11.8	1.87	14.8	2.39

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
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 — 31, 2015	—	$—	—	1,898,007
February 1 — 28, 2015	28,122	$41.84	28,122	1,869,885
March 1 — 31, 2015	12,906	$41.93	12,906	1,856,979
Total	41,028	$41.87	41,028	1,856,979

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the authorization in effect at March 31, 2015, 1,856,979 shares remained available for purchase. However, the authorization was increased to 5,000,000 shares at the April 15, 2015 Board meeting.

Item 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: May 7, 2015

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 7, 2015

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