Form 10-Q
period 2015-06-30
COMMERCE BANCSHARES INC /MO/
filed 2015-08-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended June 30, 2015

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
Yes ☐     No ☑
As of July 31, 2015, the registrant had outstanding 93,335,596 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
ASSETS
Loans	$11,928,481	$11,469,238
Allowance for loan losses	(151,532)	(156,532)
Net loans	11,776,949	11,312,706
Loans held for sale, at fair value	7,852	—
Investment securities:
Available for sale ($465,491,000 pledged at June 30, 2015 and $467,143,000 at
December 31, 2014 to secure swap and repurchase agreements)	9,221,821	9,523,560
Trading	18,971	15,357
Non-marketable	108,346	106,875
Total investment securities	9,349,138	9,645,792
Federal funds sold and short-term securities purchased under agreements to resell	26,875	32,485
Long-term securities purchased under agreements to resell	1,050,000	1,050,000
Interest earning deposits with banks	264,683	600,744
Cash and due from banks	409,791	467,488
Land, buildings and equipment, net	353,366	357,871
Goodwill	138,921	138,921
Other intangible assets, net	6,978	7,450
Other assets	321,382	380,823
Total assets	$23,705,935	$23,994,280
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,886,509	$6,811,959
Savings, interest checking and money market	10,369,031	10,541,601
Time open and C.D.'s of less than $100,000	833,161	878,433
Time open and C.D.'s of $100,000 and over	1,200,008	1,243,785
Total deposits	19,288,709	19,475,778
Federal funds purchased and securities sold under agreements to repurchase	1,666,043	1,862,518
Other borrowings	103,843	104,058
Other liabilities	331,980	217,680
Total liabilities	21,390,575	21,660,034
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 96,830,977 shares	484,155	484,155
Capital surplus	1,261,307	1,229,075
Retained earnings	514,451	426,648
Treasury stock of 3,362,811 shares at June 30, 2015
and 367,487 shares at December 31, 2014, at cost	(143,565)	(16,562)
Accumulated other comprehensive income	48,789	62,093
Total Commerce Bancshares, Inc. stockholders' equity	2,309,921	2,330,193
Non-controlling interest	5,439	4,053
Total equity	2,315,360	2,334,246
Total liabilities and equity	$23,705,935	$23,994,280
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2015	2014	2015	2014
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$113,467	$111,496	$224,753	$222,198
Interest and fees on loans held for sale	39	—	60	—
Interest on investment securities	53,264	53,016	91,700	98,035
Interest on federal funds sold and short-term securities purchased under
agreements to resell	15	24	24	50
Interest on long-term securities purchased under agreements to resell	3,670	2,943	6,721	7,094
Interest on deposits with banks	122	88	301	188
Total interest income	170,577	167,567	323,559	327,565
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,287	3,358	6,595	6,664
Time open and C.D.'s of less than $100,000	818	1,063	1,698	2,183
Time open and C.D.'s of $100,000 and over	1,504	1,515	2,914	2,967
Interest on federal funds purchased and securities sold under
agreements to repurchase	421	263	788	466
Interest on other borrowings	890	875	1,769	1,726
Total interest expense	6,920	7,074	13,764	14,006
Net interest income	163,657	160,493	309,795	313,559
Provision for loan losses	6,757	7,555	11,177	17,215
Net interest income after provision for loan losses	156,900	152,938	298,618	296,344
NON-INTEREST INCOME
Bank card transaction fees	45,672	44,444	87,971	86,161
Trust fees	30,531	27,765	60,117	54,338
Deposit account charges and other fees	19,637	19,709	38,136	38,299
Capital market fees	2,738	3,246	5,740	7,116
Consumer brokerage services	3,364	2,972	6,552	5,719
Loan fees and sales	2,183	1,211	4,272	2,420
Other	9,967	9,416	17,730	17,337
Total non-interest income	114,092	108,763	220,518	211,390
INVESTMENT SECURITIES GAINS (LOSSES), NET
Change in fair value of other-than-temporarily impaired securities	(88)	(785)	(315)	(848)
Portion recognized in other comprehensive income	(378)	154	(168)	(129)
Net impairment losses recognized in earnings	(466)	(631)	(483)	(977)
Realized gains (losses) on sales and fair value adjustments	2,609	(1,927)	8,661	8,456
Investment securities gains (losses), net	2,143	(2,558)	8,178	7,479
NON-INTEREST EXPENSE
Salaries and employee benefits	99,655	94,849	197,729	189,112
Net occupancy	10,999	11,151	22,560	22,767
Equipment	4,679	4,525	9,382	9,029
Supplies and communication	5,226	5,486	10,807	11,185
Data processing and software	21,045	19,578	40,551	38,665
Marketing	4,307	3,949	8,225	7,630
Deposit insurance	3,019	2,892	6,020	5,786
Other	16,390	20,123	33,743	40,341
Total non-interest expense	165,320	162,553	329,017	324,515
Income before income taxes	107,815	96,590	198,297	190,698
Less income taxes	32,492	30,690	60,960	60,677
Net income	75,323	65,900	137,337	130,021
Less non-controlling interest expense (income)	970	(631)	1,929	(823)
Net income attributable to Commerce Bancshares, Inc.	74,353	66,531	135,408	130,844
Less preferred stock dividends	2,250	—	4,500	—
Net income available to common shareholders	$72,103	$66,531	$130,908	$130,844
Net income per common share — basic	$.75	$.67	$1.36	$1.31
Net income per common share — diluted	$.75	$.66	$1.36	$1.30
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
	(Unaudited)
Net income	$75,323	$65,900	$137,337	$130,021
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	149	(58)	21	108
Net unrealized gains (losses) on other securities	(43,483)	43,650	(14,137)	74,029
Pension loss amortization	406	223	812	446
Other comprehensive income (loss)	(42,928)	43,815	(13,304)	74,583
Comprehensive income	32,395	109,715	124,033	204,604
Less non-controlling interest expense (income)	970	(631)	1,929	(823)
Comprehensive income attributable to Commerce Bancshares, Inc.	$31,425	$110,346	$122,104	$205,427
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2015	$144,784	$484,155	$1,229,075	$426,648	$(16,562)	$62,093	$4,053	$2,334,246
Net income				135,408			1,929	137,337
Other comprehensive loss						(13,304)		(13,304)
Distributions to non-controlling interest							(543)	(543)
Purchases of treasury stock					(143,575)			(143,575)
Accelerated share repurchase forward contract			(20,000)					(20,000)
Settlement of accelerated share repurchase forward contract			60,000					60,000
Issuance of stock under purchase and equity compensation plans			(14,682)		16,572			1,890
Excess tax benefit related to equity compensation plans			1,662					1,662
Stock-based compensation			5,252					5,252
Cash dividends on common stock ($.450 per share)				(43,105)				(43,105)
Cash dividends on preferred stock ($.750 per share)				(4,500)				(4,500)
Balance June 30, 2015	$144,784	$484,155	$1,261,307	$514,451	$(143,565)	$48,789	$5,439	$2,315,360
Balance January 1, 2014	$—	$481,224	$1,279,948	$449,836	$(10,097)	$9,731	$3,755	$2,214,397
Net income				130,844			(823)	130,021
Other comprehensive income						74,583		74,583
Distributions to non-controlling interest							(554)	(554)
Issuance of preferred stock	144,816							144,816
Purchases of treasury stock					(208,989)			(208,989)
Accelerated share repurchase forward contract			(60,000)					(60,000)
Issuance of stock under purchase and equity compensation plans			(10,671)		15,912			5,241
Excess tax benefit related to equity compensation plans			1,091					1,091
Stock-based compensation			4,468					4,468
Cash dividends on common stock ($.429 per share)				(42,921)				(42,921)
Balance June 30, 2014	$144,816	$481,224	$1,214,836	$537,759	$(203,174)	$84,314	$2,378	$2,262,153
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2015	2014
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$137,337	$130,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,177	17,215
Provision for depreciation and amortization	21,287	21,033
Amortization of investment security premiums, net	17,797	8,323
Investment securities gains, net(A)	(8,178)	(7,479)
Net gains on sales of loans held for sale	(1,234)	—
Originations of loans held for sale	(50,143)	—
Proceeds from sales of loans held for sale	43,593	—
Net (increase) decrease in trading securities	(1,310)	16,845
Stock-based compensation	5,252	4,468
(Increase) decrease in interest receivable	(618)	104
Decrease in interest payable	(201)	(11)
Increase in income taxes payable	17,622	14,719
Excess tax benefit related to equity compensation plans	(1,662)	(1,091)
Other changes, net	2,842	4,705
Net cash provided by operating activities	193,561	208,852
INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	683,202	63,899
Proceeds from maturities/pay downs of investment securities(A)	1,323,921	928,075
Purchases of investment securities(A)	(1,710,977)	(1,196,956)
Net increase in loans	(477,902)	(520,767)
Long-term securities purchased under agreements to resell	—	(250,000)
Repayments of long-term securities purchased under agreements to resell	—	450,000
Purchases of land, buildings and equipment	(15,523)	(14,583)
Sales of land, buildings and equipment	3,430	2,074
Net cash used in investing activities	(193,849)	(538,258)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	34,287	(272,723)
Net increase (decrease) in time open and C.D.'s	(89,049)	252,702
Repayment of long-term securities sold under agreements to repurchase	—	(150,000)
Net decrease in federal funds purchased and short-term securities sold under agreements to repurchase	(196,475)	(42,235)
Repayment of other long-term borrowings	(215)	(214)
Net decrease in other short-term borrowings	—	(2,000)
Proceeds from issuance of preferred stock	—	144,816
Purchases of treasury stock	(83,575)	(208,989)
Accelerated stock repurchase agreements	(20,000)	(60,000)
Issuance of stock under equity compensation plans	1,890	5,241
Excess tax benefit related to equity compensation plans	1,662	1,091
Cash dividends paid on common stock	(43,105)	(42,921)
Cash dividends paid on preferred stock	(4,500)	—
Net cash used in financing activities	(399,080)	(375,232)
Decrease in cash and cash equivalents	(399,368)	(704,638)
Cash and cash equivalents at beginning of year	1,100,717	1,269,514
Cash and cash equivalents at June 30	$701,349	$564,876
(A) Available for sale and non-marketable securities
Income tax net payments	$42,077	$45,154
Interest paid on deposits and borrowings	$13,964	$13,942
Loans transferred to foreclosed real estate	$2,133	$3,769
Settlement of accelerated stock repurchase agreement and receipt of treasury stock	$60,000	$—
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2014 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

The Company invests in low-income housing partnerships which supply funds for the construction and operation of apartment complexes that provide affordable housing to lower income families. As permitted by ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects," issued by the Financial Accounting Standards Board, the Company adopted a new method of accounting for these investments on January 1, 2015. The new method is the practical expedient to the proportional amortization method, which allows the Company to record the amortization of its investments in income tax expense, rather than in non-interest expense. The Company made this change because it believes that presenting the investment performance net of taxes more fairly represents the economics and returns on such investments. The amortization recognized as a component of income tax expense for the six months ended June 30, 2015 was $995 thousand. As required by the ASU, all prior period information in this report has been revised to reflect the adoption, resulting in a decrease to non-interest expense and an increase to income tax expense (as originally reported) of $756 thousand for the six months ended June 30, 2014.

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at June 30, 2015 and December 31, 2014 are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Commercial:
Business	$4,267,997	$3,969,952
Real estate – construction and land	448,887	403,507
Real estate – business	2,276,231	2,288,215
Personal Banking:
Real estate – personal	1,901,671	1,883,092
Consumer	1,848,457	1,705,134
Revolving home equity	430,880	430,873
Consumer credit card	750,731	782,370
Overdrafts	3,627	6,095
Total loans	$11,928,481	$11,469,238

At June 30, 2015, loans of $3.5 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2015 and 2014, respectively, follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$88,906	$64,626	$153,532	$89,622	$66,910	$156,532
Provision	(2,361)	9,118	6,757	(4,113)	15,290	11,177
Deductions:
Loans charged off	1,408	11,297	12,705	2,132	22,873	25,005
Less recoveries on loans	1,192	2,756	3,948	2,952	5,876	8,828
Net loan charge-offs (recoveries)	216	8,541	8,757	(820)	16,997	16,177
Balance June 30, 2015	$86,329	$65,203	$151,532	$86,329	$65,203	$151,532
Balance at beginning of period	$97,881	$63,651	$161,532	$94,189	$67,343	$161,532
Provision	486	7,069	7,555	4,553	12,662	17,215
Deductions:
Loans charged off	1,218	11,752	12,970	2,348	24,503	26,851
Less recoveries on loans	1,779	3,636	5,415	2,534	7,102	9,636
Net loan charge-offs (recoveries)	(561)	8,116	7,555	(186)	17,401	17,215
Balance June 30, 2014	$98,928	$62,604	$161,532	$98,928	$62,604	$161,532

The following table shows the balance in the allowance for loan losses and the related loan balance at June 30, 2015 and December 31, 2014, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
June 30, 2015
Commercial	$1,943	$31,276	$84,386	$6,961,839
Personal Banking	1,813	24,300	63,390	4,911,066
Total	$3,756	$55,576	$147,776	$11,872,905
December 31, 2014
Commercial	$4,527	$55,551	$85,095	$6,606,123
Personal Banking	2,314	25,537	64,596	4,782,027
Total	$6,841	$81,088	$149,691	$11,388,150

Impaired loans

The table below shows the Company’s investment in impaired loans at June 30, 2015 and December 31, 2014. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 14.

(In thousands)	June 30, 2015	Dec. 31, 2014
Non-accrual loans	$26,645	$40,775
Restructured loans (accruing)	28,931	40,313
Total impaired loans	$55,576	$81,088

The following table provides additional information about impaired loans held by the Company at June 30, 2015 and December 31, 2014, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2015
With no related allowance recorded:
Business	$9,779	$11,911	$—
Real estate – construction and land	3,102	8,554	—
Real estate – business	2,213	3,629	—
Real estate – personal	618	815	—
	$15,712	$24,909	$—
With an allowance recorded:
Business	$7,303	$9,408	$836
Real estate – construction and land	3,658	5,129	321
Real estate – business	5,221	9,299	786
Real estate – personal	8,710	11,832	1,030
Consumer	5,378	5,492	91
Revolving home equity	523	523	21
Consumer credit card	9,071	9,071	671
	$39,864	$50,754	$3,756
Total	$55,576	$75,663	$3,756
December 31, 2014
With no related allowance recorded:
Business	$9,237	$11,532	$—
Real estate – construction and land	4,552	8,493	—
Real estate – business	13,453	17,258	—
Revolving home equity	1,227	1,384	—
	$28,469	$38,667	$—
With an allowance recorded:
Business	$12,326	$13,846	$1,844
Real estate – construction and land	8,148	9,610	1,081
Real estate – business	7,835	15,025	1,602
Real estate – personal	9,096	12,465	1,441
Consumer	4,244	4,244	50
Revolving home equity	529	529	9
Consumer credit card	10,441	10,441	814
	$52,619	$66,160	$6,841
Total	$81,088	$104,827	$6,841

Total average impaired loans for the three and six month periods ended June 30, 2015 and 2014, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended June 30, 2015
Non-accrual loans	$25,063	$5,948	$31,011
Restructured loans (accruing)	14,254	18,968	33,222
Total	$39,317	$24,916	$64,233
For the six months ended June 30, 2015
Non-accrual loans	$28,155	$6,102	$34,257
Restructured loans (accruing)	18,245	19,176	37,421
Total	$46,400	$25,278	$71,678
For the three months ended June 30, 2014
Non-accrual loans	$35,908	$7,131	$43,039
Restructured loans (accruing)	40,167	20,745	60,912
Total	$76,075	$27,876	$103,951
For the six months ended June 30, 2014
Non-accrual loans	$38,093	$7,347	$45,440
Restructured loans (accruing)	39,285	21,086	60,371
Total	$77,378	$28,433	$105,811

The table below shows interest income recognized during the three and six month periods ended June 30, 2015 and 2014, respectively, for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 14.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
Interest income recognized on impaired loans:
Business	$42	$181	$84	$361
Real estate – construction and land	42	142	84	283
Real estate – business	15	46	30	91
Real estate – personal	48	58	96	115
Consumer	85	71	169	142
Revolving home equity	6	7	11	14
Consumer credit card	179	228	357	456
Total	$417	$733	$831	$1,462

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2015 and December 31, 2014.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2015
Commercial:
Business	$4,252,087	$3,643	$411	$11,856	$4,267,997
Real estate – construction and land	438,905	4,903	1,479	3,600	448,887
Real estate – business	2,264,297	6,291	—	5,643	2,276,231
Personal Banking:
Real estate – personal	1,885,544	8,480	2,201	5,446	1,901,671
Consumer	1,832,142	14,179	2,036	100	1,848,457
Revolving home equity	427,644	1,912	1,324	—	430,880
Consumer credit card	736,213	7,751	6,767	—	750,731
Overdrafts	3,345	282	—	—	3,627
Total	$11,840,177	$47,441	$14,218	$26,645	$11,928,481
December 31, 2014
Commercial:
Business	$3,946,144	$11,152	$1,096	$11,560	$3,969,952
Real estate – construction and land	397,488	827	35	5,157	403,507
Real estate – business	2,266,688	3,661	—	17,866	2,288,215
Personal Banking:
Real estate – personal	1,868,606	6,618	1,676	6,192	1,883,092
Consumer	1,687,285	16,053	1,796	—	1,705,134
Revolving home equity	428,478	1,552	843	—	430,873
Consumer credit card	764,599	9,559	8,212	—	782,370
Overdrafts	5,721	374	—	—	6,095
Total	$11,365,009	$49,796	$13,658	$40,775	$11,469,238

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
June 30, 2015
Pass	$4,179,038	$439,769	$2,210,059	$6,828,866
Special mention	46,321	1,111	15,842	63,274
Substandard	30,782	4,407	44,687	79,876
Non-accrual	11,856	3,600	5,643	21,099
Total	$4,267,997	$448,887	$2,276,231	$6,993,115
December 31, 2014
Pass	$3,871,569	$385,831	$2,184,541	$6,441,941
Special mention	62,904	3,865	40,668	107,437
Substandard	23,919	8,654	45,140	77,713
Non-accrual	11,560	5,157	17,866	34,583
Total	$3,969,952	$403,507	$2,288,215	$6,661,674

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At June 30, 2015, these were comprised of $246.3 million in personal real estate loans, or 5.0% of the Personal Banking portfolio, compared to $244.3 million at December 31, 2014. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2015 and December 31, 2014 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2015
FICO score:
Under 600	1.6%	4.8%	1.8%	3.9%
600 - 659	3.2	9.7	3.9	11.7
660 - 719	9.7	22.5	13.3	32.4
720 - 779	26.8	26.9	25.7	28.0
780 and over	58.7	36.1	55.3	24.0
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2014
FICO score:
Under 600	1.4%	5.2%	1.8%	4.1%
600 - 659	3.1	10.2	4.4	11.8
660 - 719	9.9	22.9	13.7	32.4
720 - 779	26.7	28.0	32.8	27.8
780 and over	58.9	33.7	47.3	23.9
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $45.4 million at June 30, 2015. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $16.4 million at June 30, 2015. Other performing restructured loans totaled $28.9 million at June 30, 2015. These include certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result the loans were classified as troubled debt restructurings. These commercial loans totaled $10.9 million at June 30, 2015. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $9.1 million at June 30, 2015. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At June 30, 2015, these loans totaled $8.5 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at June 30, 2015, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2015	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$14,945	$—
Real estate - construction and land	6,418	181
Real estate - business	3,495	—
Personal Banking:
Real estate - personal	5,606	192
Consumer	5,303	84
Revolving home equity	523	91
Consumer credit card	9,071	693
Total restructured loans	$45,361	$1,241

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $1.0 million on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $2.2 million at June 30, 2015 to lend additional funds to borrowers with restructured loans.

Loans held for sale

Beginning January 1, 2015, certain long-term fixed rate personal real estate loan originations have been designated as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. At June 30, 2015, the fair value of these loans was $7.9 million, and the unpaid principal balance was $7.8 million. The unrealized gain in fair value was recognized in loan fees and sales in the consolidated statement of income. None of these loans were on non-accrual status or 90 days or more past due. Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan's contractual interest rate.

Foreclosed real estate/repossessed assets

The Company’s holdings of foreclosed real estate totaled $4.2 million and $5.5 million at June 30, 2015 and December 31, 2014, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.8 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

3. Investment Securities

Investment securities, at fair value, consisted of the following at June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	Dec. 31, 2014
Available for sale	$9,221,821	$9,523,560
Trading	18,971	15,357
Non-marketable	108,346	106,875
Total investment securities	$9,349,138	$9,645,792

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $46.7 million at June 30, 2015 and $46.6 million at December 31, 2014. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $61.3 million at June 30, 2015 and $60.2 million at December 31, 2014.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2015 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$90,775	$91,331
After 1 but within 5 years	167,145	174,685
After 5 but within 10 years	117,077	119,760
After 10 years	52,624	49,090
Total U.S. government and federal agency obligations	427,621	434,866
Government-sponsored enterprise obligations:
Within 1 year	43,033	43,300
After 1 but within 5 years	481,824	484,932
After 5 but within 10 years	357,783	352,912
After 10 years	5,630	5,357
Total government-sponsored enterprise obligations	888,270	886,501
State and municipal obligations:
Within 1 year	139,111	139,708
After 1 but within 5 years	657,544	673,868
After 5 but within 10 years	851,707	848,846
After 10 years	159,222	154,679
Total state and municipal obligations	1,807,584	1,817,101
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,531,365	2,587,693
Non-agency mortgage-backed securities	682,114	690,938
Asset-backed securities	2,494,905	2,498,506
Total mortgage and asset-backed securities	5,708,384	5,777,137
Other debt securities:
Within 1 year	3,999	4,063
After 1 but within 5 years	62,023	62,069
After 5 but within 10 years	191,771	187,374
After 10 years	12,000	11,601
Total other debt securities	269,793	265,107
Equity securities	5,678	41,109
Total available for sale investment securities	$9,107,330	$9,221,821

Investments in U.S. government and federal agency obligations are comprised mainly of U.S. Treasury inflation-protected securities, which totaled $434.8 million, at fair value, at June 30, 2015. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $92.9 million, at fair value, of auction rate securities, which were previously purchased from bank customers. Included in equity securities is common and preferred stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $41.1 million at June 30, 2015.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
U.S. government and federal agency obligations	$427,621	$11,597	$(4,352)	$434,866
Government-sponsored enterprise obligations	888,270	4,462	(6,231)	886,501
State and municipal obligations	1,807,584	22,700	(13,183)	1,817,101
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,531,365	63,083	(6,755)	2,587,693
Non-agency mortgage-backed securities	682,114	11,079	(2,255)	690,938
Asset-backed securities	2,494,905	7,410	(3,809)	2,498,506
Total mortgage and asset-backed securities	5,708,384	81,572	(12,819)	5,777,137
Other debt securities	269,793	416	(5,102)	265,107
Equity securities	5,678	35,431	—	41,109
Total	$9,107,330	$156,178	$(41,687)	$9,221,821
December 31, 2014
U.S. government and federal agency obligations	$497,336	$9,095	$(5,024)	$501,407
Government-sponsored enterprise obligations	968,574	2,593	(8,040)	963,127
State and municipal obligations	1,789,215	32,340	(8,354)	1,813,201
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,523,377	75,923	(5,592)	2,593,708
Non-agency mortgage-backed securities	372,911	11,061	(1,228)	382,744
Asset-backed securities	3,090,174	6,922	(5,103)	3,091,993
Total mortgage and asset-backed securities	5,986,462	93,906	(11,923)	6,068,445
Other debt securities	140,784	420	(2,043)	139,161
Equity securities	3,931	34,288	—	38,219
Total	$9,386,302	$172,642	$(35,384)	$9,523,560

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2015, the fair value of securities on this watch list was $109.2 million compared to $123.9 million at December 31, 2014.

As of June 30, 2015, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $50.7 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.2 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at June 30, 2015 included the following:

Significant Inputs	Range
Prepayment CPR	1%	-	25%
Projected cumulative default	18%	-	54%
Credit support	0%	-	20%
Loss severity	21%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Six Months Ended June 30
(In thousands)	2015	2014
Cumulative OTTI credit losses at January 1	$13,734	$12,499
Credit losses on debt securities for which impairment was not previously recognized	76	—
Credit losses on debt securities for which impairment was previously recognized	407	977
Increase in expected cash flows that are recognized over remaining life of security	(51)	(66)
Cumulative OTTI credit losses at June 30	$14,166	$13,410

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
U.S. government and federal agency obligations	$24,495	$482	$31,984	$3,870	$56,479	$4,352
Government-sponsored enterprise obligations	193,644	882	157,187	5,349	350,831	6,231
State and municipal obligations	515,521	5,907	124,227	7,276	639,748	13,183
Mortgage and asset-backed securities:
Agency mortgage-backed securities	214,715	1,417	315,002	5,338	529,717	6,755
Non-agency mortgage-backed securities	369,784	1,861	54,265	394	424,049	2,255
Asset-backed securities	806,300	1,259	144,478	2,550	950,778	3,809
Total mortgage and asset-backed securities	1,390,799	4,537	513,745	8,282	1,904,544	12,819
Other debt securities	202,489	3,998	25,411	1,104	227,900	5,102
Total	$2,326,948	$15,806	$852,554	$25,881	$3,179,502	$41,687
December 31, 2014
U.S. government and federal agency obligations	$90,261	$818	$32,077	$4,206	$122,338	$5,024
Government-sponsored enterprise obligations	224,808	922	224,779	7,118	449,587	8,040
State and municipal obligations	172,980	646	215,702	7,708	388,682	8,354
Mortgage and asset-backed securities:
Agency mortgage-backed securities	55,128	429	381,617	5,163	436,745	5,592
Non-agency mortgage-backed securities	141,655	609	43,659	619	185,314	1,228
Asset-backed securities	1,424,457	2,009	159,098	3,094	1,583,555	5,103
Total mortgage and asset-backed securities	1,621,240	3,047	584,374	8,876	2,205,614	11,923
Other debt securities	16,434	55	80,203	1,988	96,637	2,043
Total	$2,125,723	$5,488	$1,137,135	$29,896	$3,262,858	$35,384

The total available for sale portfolio consisted of approximately 2,000 individual securities at June 30, 2015. The portfolio included 514 securities, having an aggregate fair value of $3.2 billion, that were in an unrealized loss position at June 30, 2015, compared to 363 securities, with a fair value of $3.3 billion, at December 31, 2014. The total amount of unrealized losses on these securities increased $6.3 million to $41.7 million at June 30, 2015. At June 30, 2015, the fair value of securities in an unrealized loss position for 12 months or longer totaled $852.6 million, or 9.2% of the total portfolio value, and did not include any securities identified as other-than-temporarily impaired.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $13.2 million at June 30, 2015. Of these losses, $6.0 million related to auction rate securities and $7.2 million related to other state and municipal obligations. This portfolio, exclusive of auction rate securities, totaled $1.7 billion at fair value, or 18.7% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below. The Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At June 30, 2015
Texas	12.6%	5.8	Aa2
Florida	7.7	4.0	Aa3
Ohio	6.5	5.7	Aa2
New York	6.2	6.4	Aa2
Washington	5.3	5.1	Aa2
General obligation	34.7%	5.6	Aa2
Lease	19.1	5.6	Aa3
Housing	12.5	3.8	Aa1
Transportation	12.1	4.8	A1
Limited tax	8.4	6.6	Aa2

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2015	2014
Proceeds from sales of available for sale securities	$675,870	$30,998
Proceeds from sales of non-marketable securities	7,332	32,901
Total proceeds	$683,202	$63,899
Available for sale:
Gains realized on sales	$2,813	$—
Losses realized on sales	—	(5,197)
Gain realized on donation	—	1,570
Other-than-temporary impairment recognized on debt securities	(483)	(977)
Non-marketable:
Gains realized on sales	1,673	1,472
Losses realized on sales	—	(134)
Fair value adjustments, net	4,175	10,745
Investment securities gains, net	$8,178	$7,479

At June 30, 2015, securities totaling $4.6 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $465.5 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2015				December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(25,534)	$—	$5,736	$31,270	$(24,698)	$—	$6,572
Mortgage servicing rights	4,113	(2,827)	(44)	1,242	3,693	(2,718)	(97)	878
Total	$35,383	$(28,361)	$(44)	$6,978	$34,963	$(27,416)	$(97)	$7,450

Aggregate amortization expense on intangible assets was $472 thousand and $549 thousand, respectively, for the three month periods ended June 30, 2015 and 2014, and $945 thousand and $1.1 million for the six month periods ended June 30, 2015 and 2014. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2015. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2015	$1,713
2016	1,339
2017	1,004
2018	762
2019	629

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2015 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2015	$138,921	$6,572	$878
Originations	—	—	420
Amortization	—	(836)	(109)
Impairment reversal	—	—	53
Balance June 30, 2015	$138,921	$5,736	$1,242

Goodwill allocated to the Company’s operating segments at June 30, 2015 and December 31, 2014 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2015, that net liability was $3.4 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $330.4 million at June 30, 2015.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2015, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At June 30, 2015, the fair value of the Company's guarantee liabilities for RPAs was $177 thousand, and the notional amount of the underlying swaps was $67.8 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
Service cost - benefits earned during the period	$126	$133	$252	$266
Interest cost on projected benefit obligation	1,216	1,262	2,432	2,523
Expected return on plan assets	(1,523)	(1,561)	(3,046)	(3,122)
Amortization of unrecognized net loss	654	360	1,309	720
Net periodic pension cost	$473	$194	$947	$387

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first six months of 2015, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2015.

7. Common and Preferred Stock *

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2015	2014	2015	2014
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$74,353	$66,531	$135,408	$130,844
Less preferred stock dividends	2,250	—	4,500	—
Net income available to common shareholders	72,103	66,531	130,908	130,844
Less income allocated to nonvested restricted stock	997	856	1,793	1,658
Net income allocated to common stock	$71,106	$65,675	$129,115	$129,186
Weighted average common shares outstanding	94,380	98,206	94,832	98,855
Basic income per common share	$.75	$.67	$1.36	$1.31
Diluted income per common share:
Net income available to common shareholders	$72,103	$66,531	$130,908	$130,844
Less income allocated to nonvested restricted stock	995	854	1,789	1,653
Net income allocated to common stock	$71,108	$65,677	$129,119	$129,191
Weighted average common shares outstanding	94,380	98,206	94,832	98,855
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	322	403	311	423
Weighted average diluted common shares outstanding	94,702	98,609	95,143	99,278
Diluted income per common share	$.75	$.66	$1.36	$1.30

Unexercised stock options and stock appreciation rights of 359 thousand and 138 thousand were excluded in the computation of diluted income per common share for the six month periods ended June 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.
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
The net proceeds from the issuance and sale of the Series B Preferred Stock, totaling approximately $144.8 million, were used to fund an accelerated share repurchase (ASR) program. Under this ASR agreement, the Company paid $200.0 million to Morgan Stanley & Co. LLC (Morgan Stanley) and received from Morgan Stanley 3,208,206 shares of the Company’s common stock on June 20, 2014. Final settlement occurred on June 24, 2015, at which time the remaining shares, totaling 1,480,378, were received by the Company. The specific number of shares that the Company ultimately repurchased was based on the volume-weighted-average price per share of the Company's common stock during the repurchase period.
The Company entered into a second ASR agreement on May 21, 2015, under which it paid $100.0 million to Morgan Stanley and received from Morgan Stanley 1,803,427 shares of common stock, representing approximately 80% of the estimated total number of shares to be delivered by Morgan Stanley at the conclusion of the program. Upon final settlement, which is expected to occur in November 2015, the Company expects to receive the balance of the shares.
* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2014.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2015	$3,791	$81,310	$(23,008)	$62,093
Other comprehensive income (loss) before reclassifications	(449)	(19,988)	—	(20,437)
Amounts reclassified from accumulated other comprehensive income	483	(2,813)	1,309	(1,021)
Current period other comprehensive income (loss), before tax	34	(22,801)	1,309	(21,458)
Income tax (expense) benefit	(13)	8,664	(497)	8,154
Current period other comprehensive income (loss), net of tax	21	(14,137)	812	(13,304)
Transfer of unrealized gain on securities for which impairment was not previously recognized	43	(43)	—	—
Balance June 30, 2015	$3,855	$67,130	$(22,196)	$48,789
Balance January 1, 2014	$4,203	$21,303	$(15,775)	$9,731
Other comprehensive income (loss) before reclassifications	(803)	115,774	—	114,971
Amounts reclassified from accumulated other comprehensive income	977	3,627	720	5,324
Current period other comprehensive income, before tax	174	119,401	720	120,295
Income tax expense	(66)	(45,372)	(274)	(45,712)
Current period other comprehensive income, net of tax	108	74,029	446	74,583
Balance June 30, 2014	$4,311	$95,332	$(15,329)	$84,314
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2015
Net interest income	$66,517	$73,631	$10,739	$150,887	$12,770	$163,657
Provision for loan losses	(8,572)	(201)	1	(8,772)	2,015	(6,757)
Non-interest income	30,206	49,618	34,737	114,561	(469)	114,092
Investment securities gains, net	—	—	—	—	2,143	2,143
Non-interest expense	(67,587)	(65,714)	(27,004)	(160,305)	(5,015)	(165,320)
Income before income taxes	$20,564	$57,334	$18,473	$96,371	$11,444	$107,815
Six Months Ended June 30, 2015
Net interest income	$132,182	$144,378	$21,530	$298,090	$11,705	$309,795
Provision for loan losses	(16,895)	676	8	(16,211)	5,034	(11,177)
Non-interest income	56,600	97,199	68,294	222,093	(1,575)	220,518
Investment securities gains, net	—	—	—	—	8,178	8,178
Non-interest expense	(134,250)	(130,317)	(54,287)	(318,854)	(10,163)	(329,017)
Income before income taxes	$37,637	$111,936	$35,545	$185,118	$13,179	$198,297
Three Months Ended June 30, 2014
Net interest income	$66,440	$71,301	$9,991	$147,732	$12,761	$160,493
Provision for loan losses	(8,312)	323	533	(7,456)	(99)	(7,555)
Non-interest income	28,825	47,533	31,507	107,865	898	108,763
Investment securities losses, net	—	—	—	—	(2,558)	(2,558)
Non-interest expense	(66,366)	(63,048)	(23,991)	(153,405)	(9,148)	(162,553)
Income before income taxes	$20,587	$56,109	$18,040	$94,736	$1,854	$96,590
Six Months Ended June 30, 2014
Net interest income	$131,968	$142,387	$19,902	$294,257	$19,302	$313,559
Provision for loan losses	(17,510)	(60)	492	(17,078)	(137)	(17,215)
Non-interest income	54,632	94,637	61,502	210,771	619	211,390
Investment securities gains, net	—	—	—	—	7,479	7,479
Non-interest expense	(131,320)	(124,681)	(48,773)	(304,774)	(19,741)	(324,515)
Income before income taxes	$37,770	$112,283	$33,123	$183,176	$7,522	$190,698

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

(In thousands)	June 30, 2015	December 31, 2014
Interest rate swaps	$874,809	$647,709
Interest rate caps	49,914	53,587
Credit risk participation agreements	75,484	75,943
Foreign exchange contracts	13,047	19,791
Mortgage loan commitments	13,683	—
Mortgage loan forward sale contracts	6,267	—
Forward TBA contracts	13,000	—
Total notional amount	$1,046,204	$797,030

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

The banking customer counterparties are engaged in a variety of businesses, including real estate and building materials, manufacturing, education, communications, retail product distribution, and retirement communities. At June 30, 2015, the largest potential loss exposures were in the groups related to education, real estate, and distribution. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $1.1 million (education), $3.8 million (real estate), and $1.6 million (distribution) at June 30, 2015.

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

	Asset Derivatives		Liability Derivatives
	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$10,067	$10,144	$(10,067)	$(10,166)
Interest rate caps	30	62	(30)	(62)
Credit risk participation agreements	2	3	(177)	(226)
Foreign exchange contracts	109	248	(33)	(494)
Mortgage loan commitments	353	—	(8)	—
Mortgage loan forward sale contracts	14	—	(13)	—
Forward TBA contracts	46	—	(20)	—
Total	$10,621	$10,457	$(10,348)	$(10,948)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2015	2014	2015	2014
Derivative instruments:
Interest rate swaps	Other non-interest income	$1,627	$366	$2,810	$811
Credit risk participation agreements	Other non-interest income	75	93	48	198
Foreign exchange contracts	Other non-interest income	761	128	322	(42)
Mortgage loan commitments	Loan fees and sales	(63)	—	345	—
Mortgage loan forward sale contracts	Loan fees and sales	4	—	1	—
Forward TBA contracts	Loan fees and sales	390	—	385	—
Total		$2,794	$587	$3,911	$967

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

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At June 30, 2015, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $7.0 million, and had posted securities with a fair value of $3.4 million and cash totaling $9.9 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Received/Pledged	Net Amount
June 30, 2015
Assets:
Derivatives subject to master netting agreements	$10,145	$—	$10,145	$(45)	$—	$10,100
Derivatives not subject to master netting agreements	476	—	476
Total derivatives	10,621	—	10,621
Liabilities:
Derivatives subject to master netting agreements	$10,294	$—	$10,294	$(45)	$(7,580)	$2,669
Derivatives not subject to master netting agreements	54	—	54
Total derivatives	10,348	—	10,348
December 31, 2014
Assets:
Derivatives subject to master netting agreements	$10,209	$—	$10,209	$(251)	$—	$9,958
Derivatives not subject to master netting agreements	248	—	248
Total derivatives	10,457	—	10,457
Liabilities:
Derivatives subject to master netting agreements	$10,454	$—	$10,454	$(251)	$(8,738)	$1,465
Derivatives not subject to master netting agreements	494	—	494
Total derivatives	10,948	—	10,948

11. Resale and Repurchase Agreements

The following table shows the extent to which assets and liabilities relating to securities purchased under agreements to resell (resale agreements), and securities sold under agreements to repurchase (repurchase agreements) have been offset in the consolidated balance sheets, in addition to the extent to which they could potentially be offset. Also shown is collateral received or pledged, which consists of marketable securities. The collateral amounts in the table are limited to the outstanding balances of the related asset or liability (after netting is applied); thus amounts of excess collateral are not shown. The agreements in the following table were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default.

Resale and repurchase agreements are agreements to purchase/sell securities subject to an obligation to resell/repurchase the same or similar securities. They are accounted for as collateralized financing transactions, not as sales and purchases of the securities portfolio. The securities collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees. The Company generally retains custody of securities pledged for repurchase agreements with customers.

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $450.0 million at both June 30, 2015 and December 31, 2014. At June 30, 2015, the Company had posted collateral of $462.0 million in marketable securities, consisting mainly of agency mortgage-backed bonds, and had accepted $490.7 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Securities Collateral Received/Pledged	Net Amount
June 30, 2015
Total resale agreements, subject to master netting arrangements	$1,500,000	$(450,000)	$1,050,000	$—	$(1,050,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,115,693	(450,000)	1,665,693	—	(1,665,693)	—
December 31, 2014
Total resale agreements, subject to master netting arrangements	$1,500,000	$(450,000)	$1,050,000	$—	$(1,049,370)	$630
Total repurchase agreements, subject to master netting arrangements	2,308,678	(450,000)	1,858,678	—	(1,858,678)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30 2015, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2015
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$124,241	$24,799	$10,219	$159,259
Government-sponsored enterprise obligations	349,799	41,830	22,122	413,751
Agency mortgage-backed securities	340,790	103,537	324,659	768,986
Asset-backed securities	653,697	120,000	—	773,697
Total repurchase agreements, gross amount recognized	$1,468,527	$290,166	$357,000	$2,115,693

12. Stock-Based Compensation

The Company has historically issued stock-based compensation in the form of nonvested restricted stock, stock options and stock appreciation rights (SARs). During the first six months of 2015, stock-based compensation was issued in the form of nonvested restricted stock and SARs. The stock-based compensation expense that has been charged against income was $2.5 million and $2.2 million in the three month periods ended June 30, 2015 and 2014, respectively, and $5.3 million and $4.5 million in the six months ended June 30, 2015 and 2014, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2015, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,259,689	$34.41
Granted	208,623	41.60
Vested	(136,747)	29.95
Forfeited	(8,368)	34.46
Nonvested at June 30, 2015	1,323,197	$36.00

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

Weighted per share average fair value at grant date	$7.58
Assumptions:
Dividend yield	2.2%
Volatility	21.3%
Risk-free interest rate	1.8%
Expected term	7.2 years

A summary of SAR activity during the first six months of 2015 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,780,578	$33.96
Granted	240,267	41.40
Forfeited	(3,485)	39.37
Expired	(668)	37.33
Exercised	(362,378)	32.88
Outstanding at June 30, 2015	1,654,314	$35.27	4.5 years	$19,029

A summary of option activity during the first six months of 2015 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	68,675	$29.27
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(67,865)	29.25
Outstanding at June 30, 2015	810	$31.26	0.2 years	$13

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the June 30, 2015 and December 31, 2014 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2015 or the year ended December 31, 2014.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Assets:
Residential mortgage loans held for sale	$7,852	$—	$7,852	$—
Available for sale securities:
U.S. government and federal agency obligations	434,866	434,866	—	—
Government-sponsored enterprise obligations	886,501	—	886,501	—
State and municipal obligations	1,817,101	—	1,724,161	92,940
Agency mortgage-backed securities	2,587,693	—	2,587,693	—
Non-agency mortgage-backed securities	690,938	—	690,938	—
Asset-backed securities	2,498,506	—	2,498,506	—
Other debt securities	265,107	—	265,107	—
Equity securities	41,109	20,272	20,837	—
Trading securities	18,971	—	18,971	—
Private equity investments	58,726	—	—	58,726
Derivatives *	10,621	—	10,266	355
Assets held in trust	9,375	9,375	—	—
Total assets	$9,327,366	$464,513	$8,710,832	$152,021
Liabilities:
Derivatives *	$10,348	$—	$10,163	$185
Total liabilities	$10,348	$—	$10,163	$185
December 31, 2014
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$501,407	$501,407	$—	$—
Government-sponsored enterprise obligations	963,127	—	963,127	—
State and municipal obligations	1,813,201	—	1,718,058	95,143
Agency mortgage-backed securities	2,593,708	—	2,593,708	—
Non-agency mortgage-backed securities	382,744	—	382,744	—
Asset-backed securities	3,091,993	—	3,091,993	—
Other debt securities	139,161	—	139,161	—
Equity securities	38,219	17,975	20,244	—
Trading securities	15,357	—	15,357	—
Private equity investments	57,581	—	—	57,581
Derivatives *	10,457	—	10,454	3
Assets held in trust	8,848	8,848	—	—
Total assets	$9,615,803	$528,230	$8,934,846	$152,727
Liabilities:
Derivatives *	$10,948	$—	$10,722	$226
Total liabilities	$10,948	$—	$10,722	$226
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2015
Balance March 31, 2015	$93,271	$61,162	$158	$154,591
Total gains or losses (realized/unrealized):
Included in earnings	—	875	12	887
Included in other comprehensive income *	(352)	—	—	(352)
Discount accretion	21	—	—	21
Purchases of private equity investments	—	1,437	—	1,437
Sale/pay down of private equity investments	—	(4,800)	—	(4,800)
Capitalized interest/dividends	—	52	—	52
Balance June 30, 2015	$92,940	$58,726	$170	$151,836
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2015	$—	$875	$420	$1,295
For the six months ended June 30, 2015
Balance January 1, 2015	$95,143	$57,581	$(223)	$152,501
Total gains or losses (realized/unrealized):
Included in earnings	—	4,175	393	4,568
Included in other comprehensive income *	(354)	—	—	(354)
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	151	—	—	151
Purchases of private equity investments	—	1,653	—	1,653
Sale/pay down of private equity investments	—	(4,800)	—	(4,800)
Capitalized interest/dividends	—	117	—	117
Balance June 30, 2015	$92,940	$58,726	$170	$151,836
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2015	$—	$4,175	$393	$4,568
For the three months ended June 30, 2014
Balance March 31, 2014	$126,979	$76,446	$(67)	$203,358
Total gains or losses (realized/unrealized):
Included in earnings	—	(4,858)	93	(4,765)
Included in other comprehensive income *	5,088	—	—	5,088
Discount accretion	41	—	—	41
Purchases of private equity investments	—	4,000	—	4,000
Sale/pay down of private equity investments	—	(31,409)	—	(31,409)
Capitalized interest/dividends	—	13	—	13
Sale of risk participation agreement	—	—	(214)	(214)
Balance June 30, 2014	$132,108	$44,192	$(188)	$176,112
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014	$—	$(4,858)	$89	$(4,769)
For the six months ended June 30, 2014
Balance January 1, 2014	$127,724	$56,612	$(65)	$184,271
Total gains or losses (realized/unrealized):
Included in earnings	—	11,936	198	12,134
Included in other comprehensive income *	4,304	—	—	4,304
Discount accretion	80	—	—	80
Purchases of private equity investments	—	7,000	—	7,000
Sale/pay down of private equity investments	—	(31,423)	—	(31,423)
Capitalized interest/dividends	—	67	—	67
Sale of risk participation agreement	—	—	(321)	(321)
Balance June 30, 2014	$132,108	$44,192	$(188)	$176,112
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014	$—	$(6,457)	$194	$(6,263)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2015
Total gains or losses included in earnings	$(63)	$75	$875	$887
Change in unrealized gains or losses relating to assets still held at June 30, 2015	$345	$75	$875	$1,295
For the six months ended June 30, 2015
Total gains or losses included in earnings	$345	$48	$4,175	$4,568
Change in unrealized gains or losses relating to assets still held at June 30, 2015	$345	$48	$4,175	$4,568
For the three months ended June 30, 2014
Total gains or losses included in earnings	$—	$93	$(4,858)	$(4,765)
Change in unrealized gains or losses relating to assets still held at June 30, 2014	$—	$89	$(4,858)	$(4,769)
For the six months ended June 30, 2014
Total gains or losses included in earnings	$—	$198	$11,936	$12,134
Change in unrealized gains or losses relating to assets still held at June 30, 2014	$—	$194	$(6,457)	$(6,263)

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $92.9 million at June 30, 2015, while private equity investments, included in non-marketable securities, totaled $58.7 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period	3	-	5 years
		Estimated market rate	2.0%	-	5.0%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5
Mortgage loan commitments	Discounted cash flow	Probability of funding	64.7%	-	100.0%	85.2%
		Embedded servicing value	.7%	-	1.0%	1.0%

The fair values of ARS are estimated using a discounted cash flows analysis in which estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. Under normal conditions, ARS traded in weekly auctions and were considered liquid investments. The Company's estimate of when these auctions might resume is highly judgmental and subject to variation depending on current and projected market conditions. Few auctions of these securities are held, and most sales are privately arranged. Estimated cash flows during the period over which the Company expects to hold the securities are discounted at an estimated market rate. These securities are comprised of bonds issued by various states and municipalities for healthcare and student lending purposes, and market rates are derived for each type. Market rates are calculated at each valuation date using a LIBOR or Treasury based rate plus spreads representing adjustments for liquidity premium and nonperformance risk. The spreads are developed internally by employees in the Company's bond department. An increase in the holding period alone would result in a higher fair value measurement, while an increase in the estimated market rate (the discount rate) alone would result in a lower fair value measurement. The valuation of the ARS portfolio is reviewed on a quarterly basis by the Company's chief investment officers.

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first six months of 2015 and 2014, and still held as of June 30, 2015 and 2014, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2015 and 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2015
Collateral dependent impaired loans	$3,897	$—	$—	$3,897	$(1,340)
Mortgage servicing rights	1,242	—	—	1,242	53
Foreclosed assets	608	—	—	608	(162)
Long-lived assets	2,425	—	—	2,425	(1,667)

June 30, 2014
Collateral dependent impaired loans	$10,603	$—	$—	$10,603	$(3,124)
Private equity investments	1,309	—	—	1,309	(1,191)
Mortgage servicing rights	793	—	—	793	1
Foreclosed assets	1,191	—	—	1,191	(319)
Long-lived assets	7,246	—	—	7,246	(1,408)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at June 30, 2015 and 2014 are shown in the table above.

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	June 30, 2015		December 31, 2014
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,267,997	$4,282,667	$3,969,952	$3,982,531
Real estate - construction and land	Level 3	448,887	454,531	403,507	407,905
Real estate - business	Level 3	2,276,231	2,308,581	2,288,215	2,315,378
Real estate - personal	Level 3	1,901,671	1,932,967	1,883,092	1,933,456
Consumer	Level 3	1,848,457	1,843,240	1,705,134	1,701,037
Revolving home equity	Level 3	430,880	433,447	430,873	433,508
Consumer credit card	Level 3	750,731	763,226	782,370	794,929
Overdrafts	Level 3	3,627	3,627	6,095	6,095
Loans held for sale	Level 2	7,852	7,852	—	—
Investment securities:
Available for sale	Level 1	455,138	455,138	519,382	519,382
Available for sale	Level 2	8,673,743	8,673,743	8,909,035	8,909,035
Available for sale	Level 3	92,940	92,940	95,143	95,143
Trading	Level 2	18,971	18,971	15,357	15,357
Non-marketable	Level 3	108,346	108,346	106,875	106,875
Federal funds sold	Level 1	26,875	26,875	32,485	32,485
Securities purchased under agreements to resell	Level 3	1,050,000	1,050,400	1,050,000	1,048,866
Interest earning deposits with banks	Level 1	264,683	264,683	600,744	600,744
Cash and due from banks	Level 1	409,791	409,791	467,488	467,488
Derivative instruments	Level 2	10,266	10,266	10,454	10,454
Derivative instruments	Level 3	355	355	3	3
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,886,509	$6,886,509	$6,811,959	$6,811,959
Savings, interest checking and money market deposits	Level 1	10,369,031	10,369,031	10,541,601	10,541,601
Time open and certificates of deposit	Level 3	2,033,169	2,031,121	2,122,218	2,121,114
Federal funds purchased	Level 1	350	350	3,840	3,840
Securities sold under agreements to repurchase	Level 3	1,665,693	1,665,751	1,858,678	1,858,731
Other borrowings	Level 3	103,843	110,087	104,058	111,102
Derivative instruments	Level 2	10,163	10,163	10,722	10,722
Derivative instruments	Level 3	185	185	226	226

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

The Company has various other lawsuits pending at June 30, 2015, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2014 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2015	2014		2015	2014
Per Share Data
Net income per common share — basic	$.75	$.67	*	$1.36	$1.31	*
Net income per common share — diluted	.75	.66	*	1.36	1.30	*
Cash dividends on common stock	.225	.214	*	.450	.429	*
Book value per common share				23.26	22.01	*
Market price				46.77	44.29	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	60.75%	59.71%		60.24%	59.53%
Non-interest bearing deposits to total deposits	34.92	33.13		34.61	33.26
Equity to loans (1)	20.33	20.33		20.47	20.34
Equity to deposits	12.35	12.14		12.33	12.11
Equity to total assets	10.05	10.10		10.05	10.08
Return on total assets	1.26	1.18		1.15	1.17
Return on common equity	12.91	11.79		11.81	11.67
(Based on end-of-period data)
Non-interest income to revenue (2)	41.08	40.39		41.58	40.27
Efficiency ratio (3)	59.36	60.16		61.87	61.61
Tier I common risk-based capital ratio (4)				11.76	NA
Tier I risk-based capital ratio (4)				12.62	13.39
Total risk-based capital ratio (4)				13.62	14.58
Tangible common equity to tangible assets ratio (5)				8.58	8.61
Tier I leverage ratio (4)				9.08	9.12

* Restated for the 5% stock dividend distributed in December 2014.
(1) Includes loans held for sale.
(2) Revenue includes net interest income and non-interest income.
(3) The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4) Risk-based capital information at June 30, 2015 was prepared under Basel III requirements, which were effective January 1, 2015. Risk-based capital information at June 30, 2014 was prepared under Basel I requirements.
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

	June 30
(Dollars in thousands)	2015	2014
Total equity	$2,315,360	$2,262,153
Less non-controlling interest	5,439	2,378
Less preferred stock	144,784	144,816
Less goodwill	138,921	138,921
Less core deposit premium	5,736	7,456
Total tangible common equity (a)	$2,020,480	$1,968,582
Total assets	$23,705,935	$23,005,179
Less goodwill	138,921	138,921
Less core deposit premium	5,736	7,456
Total tangible assets (b)	$23,561,278	$22,858,802
Tangible common equity to tangible assets ratio (a)/(b)	8.58%	8.61%

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2015	2014	% change	2015	2014	% change
Net interest income	$163,657	$160,493	2.0%	$309,795	$313,559	(1.2)%
Provision for loan losses	(6,757)	(7,555)	(10.6)	(11,177)	(17,215)	(35.1)
Non-interest income	114,092	108,763	4.9	220,518	211,390	4.3
Investment securities gains (losses), net	2,143	(2,558)	N.M.	8,178	7,479	9.3
Non-interest expense	(165,320)	(162,553)	1.7	(329,017)	(324,515)	1.4
Income taxes	(32,492)	(30,690)	5.9	(60,960)	(60,677)	.5
Non-controlling interest (expense) income	(970)	631	N.M.	(1,929)	823	N.M.
Net income attributable to Commerce Bancshares, Inc.	74,353	66,531	11.8	135,408	130,844	3.5
Preferred stock dividends	(2,250)	—	N.M.	(4,500)	—	N.M.
Net income available to common shareholders	$72,103	$66,531	8.4%	$130,908	$130,844	—%

For the quarter ended June 30, 2015, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $74.4 million, an increase of $7.8 million, or 11.8%, compared to the second quarter of the previous year, and an increase of $13.3 million, or 21.8%, compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.26%, the annualized return on average common equity was 12.91%, and the efficiency ratio was 59.36%. Diluted earnings per common share was $.75, an increase of 13.6% compared to $.66 per share in the second quarter of 2014 and an increase of 23.0% compared to $.61 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $3.2 million, or 2.0%, mainly due to a $2.0 million increase in interest income on loans and a $727 thousand increase in interest income on long-term securities purchased under agreements to resell. The provision for loan losses totaled $6.8 million for the current quarter, representing a decrease of $798 thousand from the second quarter of 2014. Non-interest income increased $5.3 million, or 4.9%, mainly due to growth in trust fees. Higher bank card, brokerage, interest rate swap, and mortgage banking revenue also contributed to the growth. Non-interest expense increased $2.8 million, or 1.7%, over the second quarter of 2014, primarily due to higher salaries. Net investment securities gains were $2.1 million in the current quarter compared to losses of $2.6 million in the same quarter last year. The current quarter gains were comprised primarily of gains totaling $2.3 million on the Company's private equity portfolio.

Net income for the first six months of 2015 was $135.4 million, an increase of $4.6 million, or 3.5%, over the same period last year. Diluted earnings per common share was $1.36, an increase of 4.6% compared to $1.30 per share in the same period last year. For the first six months of 2015, the annualized return on average assets was 1.15%, the annualized return on average common equity was 11.81%, and the efficiency ratio was 61.87%. Net interest income decreased $3.8 million, or 1.2%, from the same period last year. This decrease was mainly due to a decrease of $6.3 million in investment securities interest income, partially offset by a $2.6 million increase in loan interest income. The provision for loan losses was $11.2 million for the first six months of 2015, down $6.0 million, or 35.1%, from the same period last year. Non-interest income increased $9.1 million, or 4.3%, over the first six months of last year largely due to growth in trust fees, as well as higher fees earned on interest rate swap, bank card, mortgage banking, and brokerage transactions. Non-interest expense increased $4.5 million, or 1.4%, largely due to higher salaries and benefits expense. Net investment securities gains totaled $8.2 million in the first six months of 2015 compared to net gains of $7.5 million in the first six months of 2014.

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

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2015 vs. 2014			Six Months Ended June 30, 2015 vs. 2014
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$4,291	$(2,233)	$2,058	$8,116	$(5,392)	$2,724
Loans held for sale	39	—	39	60	—	60
Investment securities:
U.S. government and federal agency securities	(1,128)	(489)	(1,617)	(1,136)	(8,549)	(9,685)
Government-sponsored enterprise obligations	822	410	1,232	1,980	1,043	3,023
State and municipal obligations	1,141	352	1,493	2,531	(250)	2,281
Mortgage-backed securities	540	(629)	(89)	6	(1,959)	(1,953)
Asset-backed securities	(46)	973	927	582	868	1,450
Other securities	488	(2,289)	(1,801)	483	(1,604)	(1,121)
Total interest on investment securities	1,817	(1,672)	145	4,446	(10,451)	(6,005)
Federal funds sold and short-term securities purchased under
agreements to resell	(11)	2	(9)	(24)	(2)	(26)
Long-term securities purchased under agreements to resell	247	480	727	102	(475)	(373)
Interest earning deposits with banks	36	(2)	34	114	(1)	113
Total interest income	6,419	(3,425)	2,994	12,814	(16,321)	(3,507)
Interest expense:
Deposits:
Savings	16	(12)	4	32	(22)	10
Interest checking and money market	82	(157)	(75)	201	(280)	(79)
Time open & C.D.'s of less than $100,000	(116)	(129)	(245)	(233)	(252)	(485)
Time open & C.D.'s of $100,000 and over	(105)	94	(11)	(106)	53	(53)
Total interest on deposits	(123)	(204)	(327)	(106)	(501)	(607)
Federal funds purchased and securities sold under
agreements to repurchase	113	45	158	170	152	322
Other borrowings	(11)	26	15	(21)	64	43
Total interest expense	(21)	(133)	(154)	43	(285)	(242)
Net interest income, fully taxable equivalent basis	$6,440	$(3,292)	$3,148	$12,771	$(16,036)	$(3,265)

Net interest income in the second quarter of 2015 was $163.7 million, an increase of $3.2 million over the second quarter of 2014. On a tax equivalent (T/E) basis, net interest income totaled $171.0 million in the second quarter of 2015, up $3.1 million over the same period last year and up $17.7 million over the previous quarter.  The increase in net interest income compared to the second quarter of 2014 was mainly due to higher interest income on loans of $2.1 million, coupled with higher interest income on long-term securities purchased under agreements to resell. For the first six months of 2015 compared to same period last year, net interest income declined $3.3 million, mainly due to lower earnings on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS) but partly offset by higher loan interest income. Interest related to TIPS totaled $5.1 million in the current quarter, a loss of $7.0 million in the prior quarter and $6.4 million in income in the second quarter of 2014.   The Company's net yield on earning assets was 3.04% in the current quarter, compared to 2.76% in the previous quarter and 3.13% in the second quarter of 2014. Excluding the effects of inflation-protected income, the net yield on earning assets would have been 2.95% in the current quarter, 2.89% in the previous quarter and 3.01% in the second quarter of 2014.

Total interest income (T/E) increased $3.0 million over the second quarter of 2014. Interest income on loans increased $2.1 million due to an increase of $504.6 million, or 4.5%, in average loan balances, partly offset by a 10 basis point decrease in average rates earned. The higher balances contributed $4.3 million to interest income; however, the lower rates depressed interest income by $2.2 million, resulting in a $2.1 million net increase in interest income. Most of the increase occurred in business, personal real estate and consumer loans. Average business loans increased $193.8 million, or 4.9%, which was partly offset by a decline of six basis points in rates earned. Average balances of personal real estate loans increased $100.4 million, or 5.6%, while the average rate earned declined three basis points. The average rate earned on consumer loans decreased 32 basis points, while the average balance increased $213.6 million, or 13.3%. Most of the increase in consumer loan balances resulted from growth of $253.6 million in auto loans and other consumer loans, partly offset by a decrease of $56.7 million in marine and recreational vehicle (RV) loans, as that portfolio continues to pay down.

Interest income on investment securities (T/E) was $58.6 million during the second quarter of 2015, which was an increase of $145 thousand over the same quarter last year, mainly due to growth of $422.9 million in total average securities balances (excluding fair value adjustments), which increased interest income by $1.8 million. The growth in average balances occurred mainly in government-sponsored enterprise obligations, state and municipal obligations and corporate debt securities, which grew by $198.5 million, $134.1 million and $103.9 million, respectively. Also, during the current quarter, premium amortization expense was reduced by $1.2 million due to changes in prepayment speeds on various mortgage-backed and asset-backed securities. These effects were partly offset by lower TIPS inflation income of $1.4 million in the current quarter and a $1.9 million dividend received in the same quarter last year, related to the sale of a private equity investment. The overall average rate earned on investment securities declined 11 basis points from 2.56% in the second quarter of 2014 to 2.45% in the current quarter.

Interest income on long-term securities purchased under agreements to resell increased $727 thousand over the second quarter of 2014, due to increases in average rates earned of 18 basis points and average balances invested of $81.3 million.

The average tax equivalent yield on total interest earning assets was 3.16% in the second quarter of 2015 compared to 3.26% in the second quarter of 2014.

Total interest expense decreased slightly compared to the second quarter of 2014, mainly due to a $327 thousand decline in interest expense on interest bearing deposits. This decline resulted primarily from a decrease of six basis points in average rates paid on certificates of deposit (C.D.'s) under $100,000. Total average interest bearing deposits decreased $7.0 million, or .1%, from the second quarter of 2014, as total C.D. balances (mainly short-term C.D.'s over $100,000) decreased $331.9 million, partly offset by growth of $257.5 million in money market account balances. Interest expense on borrowings increased $173 thousand, due to higher average balances and higher rates paid on repurchase agreements. The overall average rate incurred on all interest bearing liabilities decreased to .19% in the second quarter of 2015 compared to .20% in the second quarter of 2014.

Net interest income (T/E) for the first six months of 2015 was $324.4 million compared to $327.7 million for the same period in 2014. For the first six months of 2015, the net interest margin was 2.90% compared to 3.08% for the first six months of 2014.

Total interest income (T/E) for the first six months of 2015 decreased $3.5 million from the same period last year, due to lower interest income on investment securities (T/E), mainly due to lower TIPS interest of $9.1 million and lower mortgage-backed securities interest of $2.0 million, but partly offset by higher interest on municipal and government-sponsored enterprise obligations. The overall average rate earned on total investment securities declined 25 basis points, partly offset by growth in average balances of $512.4 million, or 5.6%. Loan interest income (T/E) rose $2.8 million due to a $472.2 million increase in total average loan balances, but was partly offset by a 12 basis point decline in the average rate earned. Interest income on long-term resell agreements fell $373 thousand due to a decline in average rates earned, partly offset by higher average balances.

Total interest expense for the first six months of 2015 declined $242 thousand compared to last year. Interest expense on interest bearing deposits decreased $607 thousand, mainly due to lower average rates paid on money market accounts and C.D.'s under $100,000. This decline was partly offset by an increase of $365 thousand in interest expense on borrowings, mainly due to growth in average balances and rates paid on repurchase agreements. The overall cost of total interest bearing liabilities decreased to .19% compared to .20% in the same period in the prior year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2015	2014	% change	2015	2014	% change
Bank card transaction fees	$45,672	$44,444	2.8%	$87,971	$86,161	2.1%
Trust fees	30,531	27,765	10.0	60,117	54,338	10.6
Deposit account charges and other fees	19,637	19,709	(.4)	38,136	38,299	(.4)
Capital market fees	2,738	3,246	(15.7)	5,740	7,116	(19.3)
Consumer brokerage services	3,364	2,972	13.2	6,552	5,719	14.6
Loan fees and sales	2,183	1,211	80.3	4,272	2,420	76.5
Other	9,967	9,416	5.9	17,730	17,337	2.3
Total non-interest income	$114,092	$108,763	4.9%	$220,518	$211,390	4.3%
Non-interest income as a % of total revenue*	41.1%	40.4%		41.6%	40.3%
* Total revenue includes net interest income and non-interest income.

For the second quarter of 2015, total non-interest income amounted to $114.1 million compared with $108.8 million in the same quarter last year, which was an increase of $5.3 million, or 4.9%. Bank card fees for the current quarter increased $1.2 million, or 2.8%, over the second quarter of last year, as a result of a 2.8% increase in corporate card fees, which totaled $23.1 million this quarter. Merchant fees grew $466 thousand, or 7.4%, and totaled $6.8 million and debit card fees were higher by $162 thousand, or 1.7%, this quarter and totaled $9.7 million.

The table below is a summary of bank card transaction fees for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2015	2014	% change	2015	2014	% change
Debit card fees	$9,738	$9,576	1.7%	$18,653	$18,230	2.3%
Credit card fees	6,096	6,125	(.5)	11,508	11,544	(.3)
Merchant fees	6,771	6,305	7.4	12,863	12,839.2
Corporate card fees	23,067	22,438	2.8	44,947	43,548	3.2
Total bank card transaction fees	$45,672	$44,444	2.8%	$87,971	$86,161	2.1%

Trust fees for the quarter increased $2.8 million, or 10.0%, over the same quarter last year, resulting mainly from growth in personal (up 10.6%) and institutional (up 5.9%) trust fees. Deposit account fees declined slightly from the same period last year. Overdraft fees and other retail deposit fees declined a combined total of $358 thousand, or 3.2%, but commercial cash management fees grew $268 thousand, or 3.2%, partly offsetting this decline. Capital market fees decreased $508 thousand to $2.7 million in the current quarter as a result of continued lower sales demand, while consumer brokerage services revenue increased $392 thousand, or 13.2%, due to higher advisory and annuity fees. Loan fees and sales increased $972 thousand this quarter mainly due to higher mortgage banking revenue, which resulted from sales of newly originated residential mortgages, as the Company began a new program of selling longer-term fixed rate mortgages in 2015. Other non-interest income increased $551 thousand, or 5.9%, over the same quarter last year. This increase was mainly due to growth of $1.2 million in fees from the sales of interest rate swaps, which totaled $1.7 million this quarter.

Non-interest income for the first six months of 2015 was $220.5 million compared to $211.4 million in the first six months of 2014, resulting in an increase of $9.1 million, or 4.3%. Bank card fees increased $1.8 million, or 2.1%, as a result of growth in corporate card fees of $1.4 million, or 3.2%, and debit card fees, which increased $423 thousand, or 2.3%. Trust fee income increased $5.8 million, or 10.6%, as a result of growth in both personal and institutional trust fees. Deposit account fees were flat as declines in overdraft fees were mostly offset by higher cash management fees. Capital market fees decreased $1.4 million, or 19.3%, due to continued lower sales volumes, while consumer brokerage services revenue increased $833 thousand, or 14.6%, due to growth in advisory and annuity fees. Loan fees and sales increased $1.9 million due to higher mortgage banking revenue, as mentioned above. Other non-interest income increased $393 thousand, or 2.3%, due to growth of $1.8 million in interest rate swap fees and $406 thousand in tax credit sales revenue. These increases were partly offset by higher net losses of $1.3 million on bank properties sold or held for sale during the period.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
Available for sale:
Common stock	$—	$1,570	$—	$1,570
U.S. government bonds	—	—	1,263	(5,197)
Municipal securities	2	—	1,262	—
Corporate bonds	6	—	6	—
Asset-backed securities	279	—	282	—
OTTI losses on non-agency mortgage-backed bonds	(466)	(631)	(483)	(977)
Non-marketable:
Private equity investments	2,322	(3,497)	5,848	12,083
Total investment securities gains (losses), net	$2,143	$(2,558)	$8,178	$7,479

Net gains and losses on investment securities which were recognized in earnings during the three months and six months ended June 30, 2015 and 2014 are shown in the table above. Net securities gains amounted to $2.1 million in the second quarter of 2015, while net securities gains of $8.2 million were recorded in the first six months of 2015. Included in these net gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $50.7 million at June 30, 2015. During the current quarter, additional credit-related impairment losses of $466 thousand were recorded, bringing the total losses for the first six months of 2015 to $483 thousand.

Also shown above are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments and gains and losses realized upon disposition. In 2014, these included a gain of $19.5 million related to the sale of an investment which had been held by the Company for many years. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $1.5 million during the first six months of 2015 and income of $1.3 million during the first six months of 2014.

During the first six months of 2015, the Company sold $114.6 million of municipal bonds, $48.1 million of U.S. Treasury inflation-protected bonds and $506.4 million of asset-backed bonds, realizing gains of $2.8 million. Most of these sales were part of a plan to extend the duration of the securities portfolio and improve net interest margins. During the first six months of 2014, the Company sold $36.2 million of U.S. Treasury inflation-protected bonds, realizing a loss of $5.2 million, and recorded a $1.6 million gain upon the donation of appreciated common stock.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2015	2014	% change	2015	2014	% change
Salaries and employee benefits	$99,655	$94,849	5.1%	$197,729	$189,112	4.6%
Net occupancy	10,999	11,151	(1.4)	22,560	22,767	(.9)
Equipment	4,679	4,525	3.4	9,382	9,029	3.9
Supplies and communication	5,226	5,486	(4.7)	10,807	11,185	(3.4)
Data processing and software	21,045	19,578	7.5	40,551	38,665	4.9
Marketing	4,307	3,949	9.1	8,225	7,630	7.8
Deposit insurance	3,019	2,892	4.4	6,020	5,786	4.0
Other	16,390	20,123	(18.6)	33,743	40,341	(16.4)
Total non-interest expense	$165,320	$162,553	1.7%	$329,017	$324,515	1.4%

Non-interest expense for the second quarter of 2015 amounted to $165.3 million, an increase of $2.8 million, or 1.7%, compared with $162.6 million in the second quarter of last year. Salaries expense increased $5.4 million, or 6.8%, mainly due to higher full-time salaries, incentives and stock-based compensation expense. Employee benefits expense declined $594 thousand, or 4.0%, mostly due to lower medical costs, but offset by higher pension and 401(k) plan expense. Growth in salaries expense resulted partly from staffing additions, mainly in the areas of commercial banking, commercial card, information technology and other supporting units. Full-time equivalent employees totaled 4,768 at June 30, 2015 compared to 4,733 at June 30, 2014. Compared to the second quarter of last year, occupancy expense decreased 1.4% and supplies and communication expense decreased 4.7%, mainly due to lower phone and network maintenance expense, while equipment expense grew 3.4%. Data processing and software costs increased by $1.5 million, or 7.5%, mainly due to higher software license costs and bank card processing costs. Other non-interest expense decreased $3.7 million compared to the previous year and included a recovery of $2.8 million in the current quarter related to a letter of credit exposure which had been drawn upon and subsequently paid off. During the second quarter of 2014, the Company donated appreciated securities of $1.7 million to a charitable foundation, while in the current quarter, the Company contributed $100 thousand, thus reducing contribution expense by $1.6 million in the current quarter. Other declines were also reported in legal costs and bank card rewards expense. Partly offsetting these expense declines was an increase in operating and fraud losses of $2.6 million this quarter compared to the same period last year, as a result of operating loss recoveries of $1.0 million in the prior year, coupled with an increase in debit and credit card operating and fraud losses of $1.3 million in the current quarter.

For the first six months of 2015, non-interest expense amounted to $329.0 million, an increase of $4.5 million, or 1.4%, compared with $324.5 million in the same period last year. Salaries and benefits increased by $8.6 million, or 4.6%, mainly due to higher full-time salaries, incentives, stock-based compensation, pension and 401(k) expense, partly offset by lower medical costs. Occupancy expense decreased $207 thousand, mainly due to lower utilities expense, while equipment expense increased $353 thousand, or 3.9%, due to higher equipment service contract expense. Supplies and communication expense declined $378 thousand, or 3.4%, due to lower phone and network maintenance expense and marketing expense was higher by $595 thousand, or 7.8%. Data processing and software expense increased $1.9 million, or 4.9%, mainly due to higher software license costs and online subscription services. Other non-interest expense decreased $6.6 million, or 16.4%, from the prior period, resulting partly from the letter of credit exposure recovery and charitable donation mentioned above. In addition, lower costs were recorded for bank card rewards expense (down $1.0 million) and legal fees (down $975 thousand), while impairment costs on surplus branch properties declined $1.6 million compared to the previous year. These decreases were partly offset by higher operating and fraud losses of $1.2 million due to an increase in debit and credit card losses.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2015	Mar. 31, 2015	June 30, 2014	2015	2014
Provision for loan losses	$6,757	$4,420	$7,555	$11,177	$17,215
Net loan charge-offs (recoveries):
Commercial:
Business	(239)	159	381	(80)	275
Real estate-construction and land	(309)	(946)	(978)	(1,255)	(923)
Real estate-business	764	(249)	36	515	462
Personal Banking:
Real estate-personal	(47)	99	176	52	182
Consumer	1,849	1,743	1,689	3,592	4,194
Revolving home equity	103	40	(351)	143	(238)
Consumer credit card	6,424	6,352	6,291	12,776	12,738
Overdrafts	212	222	311	434	525
Total net loan charge-offs	$8,757	$7,420	$7,555	$16,177	$17,215

	Three Months Ended			Six Months Ended June 30
	June 30, 2015	Mar. 31, 2015	June 30, 2014	2015	2014
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	(.02)%	.02%	.04%	—%	.01%
Real estate-construction and land	(.29)	(.92)	(.91)	(.60)	(.44)
Real estate-business	.13	(.04)	.01	.05	.04
Personal Banking:
Real estate-personal	(.01)	.02	.04	.01	.02
Consumer	.41	.41	.42	.41	.54
Revolving home equity	.10	.04	(.34)	.07	(.11)
Consumer credit card	3.51	3.44	3.38	3.47	3.42
Overdrafts	18.85	16.04	26.72	17.30	20.98
Total annualized net loan charge-offs	.30%	.26%	.27%	.28%	.31%
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

The Company's estimate of the allowance for loan losses and the corresponding provision for loan losses is based upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in delinquencies, portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staff that continuously review loan quality and report the results of their reviews and examinations to the Company's senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The Company's subsidiary bank continues to be subject to examination by several regulatory agencies, and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. Note 1 in the 2014 Annual Report on Form 10-K contains additional discussion on the allowance and charge-off policies.

Net loan charge-offs in the second quarter of 2015 amounted to $8.8 million, compared with $7.4 million in the prior quarter and $7.6 million in the second quarter of last year. The increase in current quarter net charge-offs over the previous quarter was mainly due to a $1.0 million charge-off on a single business real estate loan in the current quarter. Additionally, the increase in net charge-offs was driven by lower net recoveries on construction loans, which amounted to $309 thousand in the current quarter, compared to $946 thousand in the previous quarter. These increases in net charge-offs were partially offset by a $398 thousand increase in net recoveries on business loans.

For the three months ended June 30, 2015, the ratio of annualized total net loan charge-offs to total average loans was .30%, compared to .26% in the previous quarter and .27% in the same quarter last year. For the second quarter of 2015, annualized net charge-offs on average consumer credit card loans amounted to 3.51%, compared with 3.44% in the previous quarter and 3.38% in the same period last year. Consumer loan net charge-offs in the current quarter remained unchanged from the previous quarter at .41% of average consumer loans, compared to .42% in the same quarter last year.

The provision for loan losses in the current quarter totaled $6.8 million and was $2.0 million less than net loan-charge-offs in the quarter. Compared to the previous quarter, the provision for loan losses for the second quarter of 2015 increased $2.3 million and was slightly lower than the provision for loan losses for the three months ended June 30, 2014. At June 30, 2015, the allowance for loan losses amounted to $151.5 million and was 1.27% of total loans and 569% of total non-accrual loans. At December 31, 2014, the allowance for loan losses amounted to $156.5 million and was 1.36% of total loans and 384% of total non-accrual loans.

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

(Dollars in thousands)	June 30, 2015	December 31, 2014
Non-accrual loans	$26,645	$40,775
Foreclosed real estate	4,185	5,476
Total non-performing assets	$30,830	$46,251
Non-performing assets as a percentage of total loans	.26%	.40%
Non-performing assets as a percentage of total assets	.13%	.19%
Total loans past due 90 days and still accruing interest	$14,218	$13,658

Non-accrual loans, which are also classified as impaired, totaled $26.6 million at June 30, 2015, and decreased $14.1 million from December 31, 2014. The decline from December 31, 2014 occurred mainly in business real estate estate loans, which decreased $12.2 million largely due to the payoff of a single loan. At June 30, 2015, non-accrual loans were comprised mainly of business (44.5%), business real estate (21.2%), and personal real estate (20.4%) loans. Foreclosed real estate totaled $4.2 million at June 30, 2015, a decrease of $1.3 million when compared to December 31, 2014. Total loans past due 90 days or more and still accruing interest were $14.2 million as of June 30, 2015, an increase of $560 thousand when compared to December 31,

2014. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $82.5 million at June 30, 2015 compared with $81.2 million at December 31, 2014, resulting in an increase of $1.3 million, or 1.6%. The change in potential problem loans was largely comprised of an increase of $6.9 million in business loans, mainly due to several large commercial and industrial loans, offset by a decrease of $4.2 million in construction loans.

(In thousands)	June 30, 2015	December 31, 2014
Potential problem loans:
Business	$30,782	$23,919
Real estate – construction and land	4,407	8,654
Real estate – business	44,687	45,140
Real estate – personal	2,575	3,469
Total potential problem loans	$82,451	$81,182

At June 30, 2015, the Company had $45.4 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $10.9 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 3.8% of total loans outstanding at June 30, 2015.

(Dollars in thousands)	June 30, 2015	% of Total	% of Total Loans	December 31, 2014	% of Total	% of Total Loans
Residential land and land development	$68,954	15.4%	.6%	$82,072	20.3%	.7%
Residential construction	117,858	26.2	1.0	108,058	26.8	1.0
Commercial land and land development	58,173	13.0	.5	62,379	15.5	.5
Commercial construction	203,902	45.4	1.7	150,998	37.4	1.3
Total real estate - construction and land loans	$448,887	100.0%	3.8%	$403,507	100.0%	3.5%

Real Estate – Business Loans

Total business real estate loans were $2.3 billion at June 30, 2015 and comprised 19.1% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2015, 44.3% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	June 30, 2015	% of Total	% of Total Loans	December 31, 2014	% of Total	% of Total Loans
Owner-occupied	$1,008,226	44.3%	8.5%	$1,017,099	44.4%	8.9%
Retail	305,264	13.4	2.6	305,296	13.3	2.7
Multi-family	216,074	9.5	1.8	200,295	8.8	1.7
Office	204,061	9.0	1.7	230,798	10.1	2.1
Farm	164,611	7.2	1.4	151,788	6.6	1.3
Hotels	143,713	6.3	1.2	158,348	6.9	1.4
Industrial	108,526	4.8	.9	94,266	4.2	.8
Other	125,756	5.5	1.0	130,325	5.7	1.1
Total real estate - business loans	$2,276,231	100.0%	19.1%	$2,288,215	100.0%	20.0%

Real Estate – Personal Loans

The Company's $1.9 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 48, recent loss rates have remained low, and at June 30, 2015, loans past due over 30 days increased $2.4 million and non-accrual loans decreased $746 thousand compared to December 31, 2014. Also, as shown in Note 2, only 4.8% of this portfolio has FICO scores of less than 660. Approximately $15.5 million, or .8%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At June 30, 2015, loans with no mortgage insurance and an original LTV higher than 80% totaled $143.1 million compared to $143.8 million at December 31, 2014.

Revolving Home Equity Loans

The Company has $430.9 million in revolving home equity loans at June 30, 2015 that are generally collateralized by residential real estate. Most of these loans (93.7%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2015, the outstanding principal of loans with an original LTV higher than 80% was $62.6 million, or 14.5% of the portfolio, compared to $63.1 million as of December 31, 2014. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $3.2 million at June 30, 2015 compared to $2.4 million at December 31, 2014.  The weighted average FICO score for the total current portfolio balance is 772. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2015 through 2017, approximately 36% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 85% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $305.8 million and $291.9 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, $84.1 million of this portfolio had an LTV higher than 80% compared to a balance of $80.4 million at the end of 2014.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled just over 1% of the outstanding balance of fixed rate home equity loans at June 30, 2015. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $4.4 million in new fixed rate home equity loans were written with these LTV ratios during the first six months of 2015.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by the net charge-offs on these loans in the first six months of 2015 of $52 thousand, $143 thousand, and $36 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans, which are characterized as new loans to customers with FICO scores below 660. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by passenger vehicles (mainly automobiles and motorcycles), marine and RVs. Outstanding balances for these loans were $1.2 billion at both June 30, 2015 and December 31, 2014. The balances over 30 days past due amounted to $13.4 million at June 30, 2015 compared to $14.5 million at the end of 2014 and comprised 1.1% and 1.3% of the outstanding balances of these loans at June 30, 2015 and December 31, 2014, respectively. For the six months ended June 30, 2015, $335.4 million of new passenger vehicle loans were originated, compared to $617.0 million during the full year of 2014.  The Company's balance of marine and RV loans totaled $165.0 million at June 30, 2015. The loss ratios experienced for marine and RV loans declined during the first six months of 2015 compared to the first six months of the prior year, as annualized ratios were .9% and 1.1%, respectively. Likewise, net charge-offs on marine and RV loans have declined from $1.3 million in the first six months of 2014, to $755 thousand in the first six months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2015 of $750.7 million in consumer credit card loans outstanding, approximately $163.1 million, or 21.7%, carried a low promotional rate. Within the next six months, $39.1 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending

The Company's energy lending portfolio totaled $139.7 million at June 30, 2015. The portfolio was comprised of lending to the petroleum and natural gas sectors and included $71.2 million in loans related to extraction, $28.2 million of loans in the mid-stream shipping and storage sector, $25.4 million of loans in the downstream distribution and refining sector, and $14.9 million of loans for support activities.

Shared National Credits

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $567.2 million at June 30, 2015, compared to $508.0 million at December 31, 2014. Additional unfunded commitments at June 30, 2015 totaled $1.2 billion.

Income Taxes

Income tax expense was $32.5 million in the second quarter of 2015, compared to $28.5 million in the first quarter of 2015 and $30.7 million in the second quarter of 2014. The Company's effective tax rate, including the effect of non-controlling interest, was 30.4% in the second quarter of 2015, compared to 31.8% in the first quarter of 2015 and 31.6% in the second quarter of 2014. Income tax expense for the first six months of 2015 was $61.0 million, compared to $60.7 million for the same period during the previous year, resulting in effective tax rates of 31.0% and 31.7%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily driven by a tax benefit of approximately $2.0 million related to changes in state tax apportionment rules during the second quarter of 2015.

Financial Condition

Balance Sheet

Total assets of the Company were $23.7 billion at June 30, 2015 and $24.0 billion at December 31, 2014. Earning assets (excluding fair value adjustments on investment securities) amounted to $22.5 billion at June 30, 2015, compared to $22.7 billion at December 31, 2014, and consisted of 53% in loans and 41% in investment securities.

At June 30, 2015, total loans increased $467.1 million, or 4.1%, compared with balances at December 31, 2014. On an overall basis, the largest contributions to loan growth occurred in business loans and consumer loans, which increased $298.0 million and $143.3 million, respectively, over year end balances. The increase in business loans mainly resulted from growth in commercial and industrial loans and commercial credit card loans. Demand for automobile and other consumer loans remained strong during the period as outstanding balances grew by $156.6 million. Fixed rate home equity loans also grew by $13.9 million. However, marine and RV loans, also included in the consumer loan portfolio, continued to run off during the period by $27.2 million. Personal real estate loans grew $18.6 million during the first six months of 2015; however, the Company originated and sold $42.4 million of longer-term fixed rate loans during this period. Construction loans grew $45.4 million over year end, while declines in consumer credit card (down $31.6 million) and business real estate loans (down $12.0 million) partially offset this growth.

Available for sale investment securities, excluding fair value adjustments, decreased by $279.0 million at June 30, 2015 compared to December 31, 2014. Purchases during this period totaled $1.7 billion, offset by maturities, sales and paydowns of $2.0 billion. The largest decrease in outstanding balances occurred in asset-backed securities, which decreased by $595.3 million. This decline was partially offset by an increase in non-agency mortgage-backed securities of $309.2 million. At June 30, 2015, the duration of the investment portfolio was 2.9 years, and maturities and pay downs of approximately $1.6 billion are expected to occur during the next 12 months.

Total deposits at June 30, 2015 totaled $19.3 billion and decreased $187.1 million compared to December 31, 2014. Interest checking deposits decreased by $322.9 million, or 23.9%, and C.D. accounts decreased by $89.0 million, or 4.2%. These decreases were partially offset by increases in money market deposits and non-interest bearing deposits of $85.8 million and $74.6 million, respectively.

Total borrowings were $1.8 billion at June 30, 2015 compared to $2.0 billion at December 31, 2014. Short-term borrowings of federal funds purchased and customer repurchase agreements totaled $1.7 billion at June 30, 2015, a decline of $196.5 million from balances of $1.9 billion at December 31, 2014. The overall decrease in these balances was due to a decline of $193.0 million in customer repurchase agreements.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2015	March 31, 2015	December 31, 2014
Liquid assets:
Available for sale investment securities	$9,221,821	$9,917,242	$9,523,560
Federal funds sold	26,875	12,450	32,485
Long-term securities purchased under agreements to resell	1,050,000	1,050,000	1,050,000
Balances at the Federal Reserve Bank	264,683	123,712	600,744
Total	$10,563,379	$11,103,404	$11,206,789

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $26.9 million as of June 30, 2015. Long-term resale agreements, maturing in 2015 through 2018, totaled $1.1 billion at June 30, 2015. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $1.1 billion in fair value at June 30, 2015. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $264.7 million at June 30, 2015. The fair value of the available for sale investment portfolio was $9.2 billion at June 30, 2015 and included an unrealized net gain in fair value of $114.5 million. The total net unrealized gain included net gains of $68.8 million on mortgage and asset-backed securities, $35.3 million on common and preferred stock held by the Parent, and $9.5 million on state and municipal obligations.

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

(In thousands)	June 30, 2015	March 31, 2015	December 31, 2014
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$276,264	$307,534	$362,920
FHLB borrowings and letters of credit	35,823	38,728	40,978
Securities sold under agreements to repurchase	2,277,349	2,284,774	2,389,093
Other deposits and swaps	2,006,965	2,055,315	1,861,001
Total pledged securities	4,596,401	4,686,351	4,653,992
Unpledged and available for pledging	2,865,353	3,473,037	3,107,968
Ineligible for pledging	1,760,067	1,757,854	1,761,600
Total available for sale securities, at fair value	$9,221,821	$9,917,242	$9,523,560

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2015, such deposits totaled $17.3 billion and represented 89.5% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.2 billion at June 30, 2015. These accounts are normally considered more volatile and higher costing and comprised 6.2% of total deposits at June 30, 2015.

(In thousands)	June 30, 2015	March 31, 2015	December 31, 2014
Core deposit base:
Non-interest bearing	$6,886,509	$6,785,221	$6,811,959
Interest checking	1,029,888	1,013,569	1,352,759
Savings and money market	9,339,143	9,642,570	9,188,842
Total	$17,255,540	$17,441,360	$17,353,560

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	June 30, 2015	March 31, 2015	December 31, 2014
Borrowings:
Federal funds purchased	$350	$13,588	$3,840
Securities sold under agreements to repurchase	1,665,693	1,596,875	1,858,678
FHLB advances	103,843	103,854	104,058
Total	$1,769,886	$1,714,317	$1,966,576

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.7 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $103.8 million at June 30, 2015. These advances have fixed interest rates, and all mature in or before 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2015.

	June 30, 2015
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,353,831	$1,169,067	$3,522,898
Advances outstanding	(103,843)	—	(103,843)
Letters of credit issued	(100,740)	—	(100,740)
Available for future advances	$2,149,248	$1,169,067	$3,318,315

In addition to those mentioned above, several other sources of liquidity are available. The Bank has strong ratings from Standard & Poor's (issuer rating of A) and Moody's (bank deposit rating of Aa2). Additionally, the Parent's sound commercial paper rating of P-1 from Moody's would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed corporate debt.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $399.4 million during the first six months of 2015, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $193.6 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $193.8 million. These activities included $2.0 billion in sales, maturity and paydowns of investment securities, offset by purchases of $1.7 billion, in addition to a net increase in loans of $477.9 million. Financing activities used cash of $399.1 million, resulting from a net decrease of $196.5 million in federal funds purchased and short-term securities sold under agreements to repurchase. In addition, cash was used to fund a net decline in deposits of $54.8 million, dividends paid on common and preferred stock of $47.6 million, and a new $100.0 million accelerated share repurchase (ASR) program as mentioned below. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets.  Also, a new Tier I common risk-based ratio was defined.  The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments, certain asset-backed securities, and construction loans. Under the Basel III requirements, at June 30, 2015 the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	June 30, 2015	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$16,859,883
Tier I common risk-based capital	1,982,509
Tier I risk-based capital	2,127,293
Total risk-based capital	2,295,845
Tier I common risk-based capital ratio	11.76%	7.00%	6.50%
Tier I risk-based capital ratio	12.62%	8.50%	8.00%
Total risk-based capital ratio	13.62%	10.50%	10.00%
Tier I leverage ratio	9.08%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

At June 30, 2015, the Company’s risk-weighted assets increased to $16.9 billion compared to $15.5 billion at December 31, 2014, as calculated under the Basel I capital rules.  Tier I risk-based capital and Total risk-based capital were $2.1 billion and $2.3 billion, respectively, at June 30, 2015 under Basel III rules, and were relatively unchanged from the Basel I amounts at December 31, 2014.  Tier I and Total risk-based capital ratios for June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Tier I risk-based capital ratio	12.62%	13.74%
Total risk-based capital ratio	13.62%	14.86%

The Company maintains a treasury stock buyback program and in 2014 entered into a $200.0 million ASR program, which settled in June 2015. A second ASR program for $100.0 million was begun in May 2015 which is expected to settle in November 2015. During the quarter ended June 30, 2015, nearly 3.3 million shares of common stock were delivered to the Company under these programs. These transactions are further discussed in Note 7 to the consolidated financial statements.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock in both the first and second quarters of 2015, which was a 5% increase compared to its 2014 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2015 totaled $9.2 billion (including approximately $4.3 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $330.4 million and $4.5 million, respectively, at June 30, 2015. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.4 million at June 30, 2015.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first six months of 2015, purchases and sales of tax credits amounted to $27.5 million and $8.6 million, respectively. At June 30, 2015, outstanding purchase commitments that the Company expects to fund during the remainder of 2015 totaled $27.9 million.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2015 and 2014.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2015
Net interest income	$132,182	$144,378	$21,530	$298,090	$11,705	$309,795
Provision for loan losses	(16,895)	676	8	(16,211)	5,034	(11,177)
Non-interest income	56,600	97,199	68,294	222,093	(1,575)	220,518
Investment securities gains, net	—	—	—	—	8,178	8,178
Non-interest expense	(134,250)	(130,317)	(54,287)	(318,854)	(10,163)	(329,017)
Income before income taxes	$37,637	$111,936	$35,545	$185,118	$13,179	$198,297
Six Months Ended June 30, 2014
Net interest income	$131,968	$142,387	$19,902	$294,257	$19,302	$313,559
Provision for loan losses	(17,510)	(60)	492	(17,078)	(137)	(17,215)
Non-interest income	54,632	94,637	61,502	210,771	619	211,390
Investment securities gains, net	—	—	—	—	7,479	7,479
Non-interest expense	(131,320)	(124,681)	(48,773)	(304,774)	(19,741)	(324,515)
Income before income taxes	$37,770	$112,283	$33,123	$183,176	$7,522	$190,698
Increase (decrease) in income before income taxes:
Amount	$(133)	$(347)	$2,422	$1,942	$5,657	$7,599
Percent	(.4)%	(.3)%	7.3%	1.1%	75.2%	4.0%

Consumer

For the six months ended June 30, 2015, income before income taxes for the Consumer segment decreased $133 thousand, or .4%, compared to the first six months of 2014. This decrease was mainly due to an increase in non-interest expense of $2.9 million, or 2.2%. This increase to expense was partly offset by increases of $2.0 million in non-interest income and $214 thousand in net interest income, as well as a decrease of $615 thousand in the provision for loan losses. Net interest income increased due to a $656 thousand decrease in deposit interest expense and an increase of $641 thousand in loan interest income, mostly offset by a $1.1 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income increased mainly due to growth in mortgage banking revenue and debit card fees, partly offset by a decline in deposit fees (mainly overdraft and return item fees). Non-interest expense increased over the same period in the previous year due to higher debit and credit card operating and fraud losses and higher teller services costs, in addition to an increase in allocated online banking processing and support costs. These increases were partly offset by lower occupancy expense, bank card rewards expense, and deposit operations servicing costs. The provision for loan losses totaled $16.9 million, a $615 thousand decrease from the first six months of 2014, which was mainly due to lower losses on fixed rate home equity and marine and RV loans.

Commercial

For the six months ended June 30, 2015, income before income taxes for the Commercial segment decreased $347 thousand, or .3%, compared to the same period in the previous year. This decrease was mainly due to higher non-interest expense, partly offset by growth in net interest income and non-interest income. Net interest income increased $2.0 million due to an increase in net allocated funding credits, partly offset by higher borrowings expense. Non-interest income increased by $2.6 million, or 2.7%, over the previous year due to growth in swap fees and corporate bank card fees, partly offset by lower capital market fees. Non-interest expense increased $5.6 million, or 4.5%, mainly due to higher salaries expense, allocated costs for deposit operations servicing and information technology. These increases were partly offset by lower allocated teller services costs and a recovery related to a letter of credit exposure which had been drawn upon and subsequently paid off. The provision for loan losses decreased $736 thousand from the same period last year, due to higher net recoveries on business and construction and land loans of $558 thousand and $332 thousand, respectively.

Wealth

Wealth segment pre-tax profitability for the six months ended June 30, 2015 increased $2.4 million, or 7.3%, over the same period in the previous year. Net interest income increased $1.6 million, mainly due to an increase of $1.3 million in loan interest income. Non-interest income increased $6.8 million, or 11.0%, over the prior year due to higher personal and institutional trust fees, in addition to higher advisory and annuity brokerage fees. Non-interest expense increased $5.5 million, or 11.3%, mainly due to higher full-time salary costs and incentive compensation, higher allocated support services costs, and operating loss recoveries recorded in the prior year that did not recur. The provision for loan losses increased by $484 thousand, mainly due to lower recoveries on revolving home equity loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $5.7 million. This increase was partly due to lower unallocated non-interest expense of $9.6 million. Also, the unallocated loan loss provision decreased $5.2 million, due to the excess of total net charge-offs over total provision in the first six months of 2015. Partly offsetting these effects was lower unallocated net interest income of $7.6 million and non-interest income of $2.2 million.

Regulatory Changes Affecting the Banking Industry

In October 2012, the Federal Reserve, as required by the Dodd-Frank Act, approved new stress testing regulations applicable to certain financial companies with total consolidated assets of more than $10 billion but less than $50 billion. The rule requires that these financial companies, including the Company, conduct stress tests on an annual basis. The Company submitted its first regulatory report on its stress test results to the Federal Reserve in March 2014. In June 2015, the Company made its first public disclosures of the results of the 2015 stress tests performed under the severely adverse scenario. This process will be repeated annually.

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

In July 2013 the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company was compliant with revised minimum regulatory capital ratios and began the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. The Company was also compliant with required risk-weighted asset calculations effective January 1, 2015. At June 30, 2015, the Company's capital levels are well above minimum requirements and are considered "well-capitalized" under the new rules.

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

Revenue from Contracts with Customers The FASB issued ASU 2014-09, "Revenue from Contracts with Customers", in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU, the amendments are effective for interim and annual periods beginning January 1, 2017 and must be applied retrospectively. However, the FASB has approved the deferral of the effective date for one year. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2015 and 2014

	Second Quarter 2015			Second Quarter 2014
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,135,362	$28,812	2.79%	$3,941,572	$28,015	2.85%
Real estate — construction and land	432,008	3,928	3.65	431,819	4,053	3.76
Real estate — business	2,287,885	21,870	3.83	2,292,919	22,088	3.86
Real estate — personal	1,891,109	17,793	3.77	1,790,678	16,979	3.80
Consumer	1,815,699	17,741	3.92	1,602,136	16,922	4.24
Revolving home equity	429,644	3,851	3.60	419,581	4,116	3.93
Consumer credit card	734,289	21,495	11.74	746,485	21,259	11.42
Overdrafts	4,510	—	—	4,669	—	—
Total loans	11,730,506	115,490	3.95	11,229,859	113,432	4.05
Loans held for sale	3,969	39	3.94	—	—	—
Investment securities:
U.S. government and federal agency obligations	424,823	6,452	6.09	493,880	8,069	6.55
Government-sponsored enterprise obligations	988,120	4,493	1.82	789,575	3,261	1.66
State and municipal obligations(A)	1,799,355	15,665	3.49	1,665,275	14,172	3.41
Mortgage-backed securities	3,161,050	20,557	2.61	3,080,464	20,646	2.69
Asset-backed securities	2,839,483	7,266	1.03	2,860,083	6,339.89
Other marketable securities(A)	249,075	1,618	2.61	149,736	903	2.42
Trading securities(A)	19,758	141	2.86	18,920	101	2.14
Non-marketable securities(A)	109,522	2,429	8.90	110,338	4,985	18.12
Total investment securities	9,591,186	58,621	2.45	9,168,271	58,476	2.56
Federal funds sold and short-term securities
purchased under agreements to resell	12,812	15.47		23,947	24.40
Long-term securities purchased
under agreements to resell	1,049,999	3,670	1.40	968,680	2,943	1.22
Interest earning deposits with banks	198,407	122.25		140,917	88.25
Total interest earning assets	22,586,879	177,957	3.16	21,531,674	174,963	3.26
Allowance for loan losses	(152,994)			(160,863)
Unrealized gain on investment securities	170,039			122,011
Cash and due from banks	380,993			369,254
Land, buildings and equipment, net	360,508			352,218
Other assets	394,100			381,716
Total assets	$23,739,525			$22,596,010
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$738,769	208.11		$685,134	204.12
Interest checking and money market	9,759,608	3,079.13		9,488,405	3,154.13
Time open & C.D.'s of less than $100,000	844,675	818.39		953,789	1,063.45
Time open & C.D.'s of $100,000 and over	1,227,322	1,504.49		1,450,069	1,515.42
Total interest bearing deposits	12,570,374	5,609.18		12,577,397	5,936.19
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,674,682	421.10		1,169,322	263.09
Other borrowings	103,846	890	3.44	105,101	875	3.34
Total borrowings	1,778,528	1,311.30		1,274,423	1,138.36
Total interest bearing liabilities	14,348,902	6,920.19%		13,851,820	7,074.20%
Non-interest bearing deposits	6,744,536			6,231,003
Other liabilities	260,945			230,497
Equity	2,385,142			2,282,690
Total liabilities and equity	$23,739,525			$22,596,010
Net interest margin (T/E)		$171,037			$167,889
Net yield on interest earning assets			3.04%			3.13%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2015 and 2014

	Six Months 2015			Six Months 2014
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,083,919	$56,863	2.81%	$3,892,746	$55,451	2.87%
Real estate — construction and land	423,505	7,821	3.72	425,757	7,950	3.77
Real estate — business	2,284,848	42,872	3.78	2,307,980	44,421	3.88
Real estate — personal	1,884,382	35,532	3.80	1,784,659	33,916	3.83
Consumer	1,773,656	35,029	3.98	1,568,000	33,601	4.32
Revolving home equity	430,082	7,707	3.61	421,607	8,106	3.88
Consumer credit card	741,520	42,950	11.68	751,924	42,605	11.43
Overdrafts	5,058	—	—	5,047	—	—
Total loans	11,626,970	228,774	3.97	11,157,720	226,050	4.09
Loans held for sale	2,916	60	4.15	—	—	—
Investment securities:
U.S. government and federal agency obligations	440,143	475.22		495,597	10,160	4.13
Government-sponsored enterprise obligations	1,022,701	9,454	1.86	782,203	6,431	1.66
State and municipal obligations(A)	1,779,543	31,059	3.52	1,635,678	28,778	3.55
Mortgage-backed securities	3,050,427	39,534	2.61	3,049,980	41,487	2.74
Asset-backed securities	2,988,954	14,086.95		2,857,158	12,636.89
Other marketable securities(A)	205,099	2,607	2.56	151,393	1,848	2.46
Trading securities(A)	18,247	254	2.81	19,051	209	2.21
Non-marketable securities(A)	108,522	4,800	8.92	110,136	6,725	12.31
Total investment securities	9,613,636	102,269	2.15	9,101,196	108,274	2.40
Federal funds sold and short-term securities
purchased under agreements to resell	12,454	24.39		24,204	50.42
Long-term securities purchased
under agreements to resell	1,049,998	6,721	1.29	1,035,082	7,094	1.38
Interest earning deposits with banks	243,249	301.25		150,961	188.25
Total interest earning assets	22,549,223	338,149	3.02	21,469,163	341,656	3.21
Allowance for loan losses	(154,537)			(160,804)
Unrealized gain on investment securities	169,764			102,598
Cash and due from banks	384,784			377,059
Land, buildings and equipment, net	361,074			352,043
Other assets	385,896			381,228
Total assets	$23,696,204			$22,521,287
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$720,480	411.12		$667,312	401.12
Interest checking and money market	9,793,716	6,184.13		9,481,083	6,263.13
Time open & C.D.'s of less than $100,000	856,362	1,698.40		964,654	2,183.46
Time open & C.D.'s of $100,000 and over	1,253,570	2,914.47		1,395,243	2,967.43
Total interest bearing deposits	12,624,128	11,207.18		12,508,292	11,814.19
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,616,722	788.10		1,189,141	466.08
Other borrowings	103,922	1,769	3.43	105,144	1,726	3.31
Total borrowings	1,720,644	2,557.30		1,294,285	2,192.34
Total interest bearing liabilities	14,344,772	13,764.19%		13,802,577	14,006.20%
Non-interest bearing deposits	6,683,164			6,234,223
Other liabilities	287,407			214,529
Equity	2,380,861			2,269,958
Total liabilities and equity	$23,696,204			$22,521,287
Net interest margin (T/E)		$324,385			$327,650
Net yield on interest earning assets			2.90%			3.08%
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

	June 30, 2015		March 31, 2015		December 31, 2014
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$(4.2)	(.67)%	$(.2)	(.03)%	$5.4	.87%
200 basis points rising	1.6	.26	4.6	.73	8.3	1.34
100 basis points rising	4.9	.78	6.3	1.01	8.9	1.43

The table above shows the effects of gradual rising interest rates over a twelve month period on the Company’s net interest income.  Three rising rate scenarios were selected as shown in the table and net interest income was calculated and compared to a base scenario in which assets, liabilities and rates remained constant over a twelve month period.  For each of the three scenarios, interest rates applicable to each interest earning asset or interest bearing liability were ratably increased during the year (by either 100, 200 or 300 basis points).  The balances contained in the balance sheet were assumed not to change over the twelve month period, except that it was assumed certain non-maturity type deposits would decline as a result of higher interest rates and would be replaced with short-term federal funds borrowings.  At June 30, 2015, under the 100, 200 and 300 basis point rising rate scenarios, total average deposits were projected to decline by 4.7%, 6.8% and 7.3%, respectively.  The Company uses these assumptions on deposit activities, both for monitoring interest rate risk and liquidity planning purposes, to reflect the large deposit inflows since 2009 that could run off under rising rate conditions.
Under the above scenarios at June 30, 2015, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $4.9 million, or .78%, and a rise of 200 basis points is expected to increase net interest income by $1.6 million, or .26%. Under a 300 basis points rising scenario, net interest income would decrease by $4.2 million, or .67%. Due to the already low interest rate environment, the Company did not model falling rate scenarios. The change in net interest income from the base calculation at June 30, 2015 was lower than projections made at March 31, 2015, largely due to a change in the Company's bond portfolio. During the second quarter and towards the end of the first quarter of 2015, the Company sold several shorter-maturity bonds and replaced those investments with longer-maturity bonds, which increased interest rates and resulted in a less asset sensitive risk position. Non-interest bearing demand deposits, which are less rate sensitive, increased but were offset by decreases in certificate of deposit balances. Additionally, short-term borrowings of federal funds purchased and repurchase agreements, which are generally more rate sensitive, increased but were offset by lower balances of money market accounts, which are less rate sensitive. These changes resulted in a less asset sensitive risk pattern and declining income projections. As shown in the above scenarios, as rates rise faster, the effect on projected net interest income generally declines. This occurs because, in the higher rate scenarios, the non-contractual deposits are modeled to become more rate sensitive, resulting in margin compression. Also, these scenarios project deposit run-off, which is replaced by higher costing short-term borrowings. Rising rates also tend to slow prepayments of both residential mortgage loans and mortgage-backed securities, which also negatively affects net interest income.

For comparative purposes, the Company also ran the following rising rate scenarios, assuming average deposits would decline by .8%, 1.4% and 2.0% under the 100, 200 and 300 basis point rising rate scenarios at June 30, 2015.  The table below reflects the results of these projections.

	June 30, 2015		March 31, 2015		December 31, 2014
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$16.0	2.53%	$17.8	2.84%	$25.4	4.11%
200 basis points rising	15.6	2.47	17.2	2.73	22.1	3.57
100 basis points rising	10.9	1.74	11.8	1.87	14.8	2.39

Under these alternate scenarios, net interest income rises strongly and is higher than previous scenarios due to the fact that average balances of short-term federal funds borrowings (which re-price quickly) are lower than in the previously described scenarios, and projected interest expense does not grow as much.  While the future effects of rising rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and their effect on the Company’s performance.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising rates and falling rates and has adopted strategies which minimize impacts to overall interest rate risk.
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 — 30, 2015	469	$42.52	469	4,999,552
May 1 — 31, 2015	1,810,816	$44.36	1,810,816	3,188,736
June 1 — 30, 2015	1,512,492	$40.67	1,512,492	1,676,244
Total	3,323,777	$42.68	3,323,777	1,676,244

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2015 of 5,000,000 shares, 1,676,244 shares remained available for purchase at June 30, 2015. May and June purchases include 1,803,427 shares and 1,480,378 shares, respectively, purchased under the accelerated share repurchase programs discussed in Note 7 to the consolidated financial statements.

Item 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: August 6, 2015

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 6, 2015

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