Form 10-Q
period 2015-09-30
COMMERCE BANCSHARES INC /MO/
filed 2015-11-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended September 30, 2015

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
Yes ☐     No ☑
As of November 2, 2015, the registrant had outstanding 92,822,618 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
ASSETS
Loans	$12,224,274	$11,469,238
Allowance for loan losses	(151,532)	(156,532)
Net loans	12,072,742	11,312,706
Loans held for sale, including $2,173,000 of residential mortgage loans carried at fair value	4,143	—
Investment securities:
Available for sale ($364,097,000 pledged at September 30, 2015 and $467,143,000 at
December 31, 2014 to secure swap and repurchase agreements)	9,472,959	9,523,560
Trading	14,463	15,357
Non-marketable	116,634	106,875
Total investment securities	9,604,056	9,645,792
Federal funds sold and short-term securities purchased under agreements to resell	32,550	32,485
Long-term securities purchased under agreements to resell	975,000	1,050,000
Interest earning deposits with banks	42,078	600,744
Cash and due from banks	384,122	467,488
Land, buildings and equipment, net	351,946	357,871
Goodwill	138,921	138,921
Other intangible assets, net	6,826	7,450
Other assets	355,264	380,823
Total assets	$23,967,648	$23,994,280
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,699,873	$6,811,959
Savings, interest checking and money market	10,295,260	10,541,601
Time open and C.D.'s of less than $100,000	808,210	878,433
Time open and C.D.'s of $100,000 and over	1,183,417	1,243,785
Total deposits	18,986,760	19,475,778
Federal funds purchased and securities sold under agreements to repurchase	2,193,197	1,862,518
Other borrowings	103,831	104,058
Other liabilities	312,817	217,680
Total liabilities	21,596,605	21,660,034
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 96,830,977 shares	484,155	484,155
Capital surplus	1,283,346	1,229,075
Retained earnings	555,877	426,648
Treasury stock of 3,827,141 shares at September 30, 2015
and 367,487 shares at December 31, 2014, at cost	(168,493)	(16,562)
Accumulated other comprehensive income	65,636	62,093
Total Commerce Bancshares, Inc. stockholders' equity	2,365,305	2,330,193
Non-controlling interest	5,738	4,053
Total equity	2,371,043	2,334,246
Total liabilities and equity	$23,967,648	$23,994,280
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2015	2014	2015	2014
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$114,954	$112,688	$339,707	$334,886
Interest and fees on loans held for sale	48	—	108	—
Interest on investment securities	50,716	46,338	142,416	144,373
Interest on federal funds sold and short-term securities purchased under
agreements to resell	21	30	45	80
Interest on long-term securities purchased under agreements to resell	3,273	2,684	9,994	9,778
Interest on deposits with banks	103	71	404	259
Total interest income	169,115	161,811	492,674	489,376
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,356	3,400	9,951	10,064
Time open and C.D.'s of less than $100,000	786	1,010	2,484	3,193
Time open and C.D.'s of $100,000 and over	1,554	1,518	4,468	4,485
Interest on federal funds purchased and securities sold under
agreements to repurchase	483	287	1,271	753
Interest on other borrowings	898	880	2,667	2,606
Total interest expense	7,077	7,095	20,841	21,101
Net interest income	162,038	154,716	471,833	468,275
Provision for loan losses	8,364	7,652	19,541	24,867
Net interest income after provision for loan losses	153,674	147,064	452,292	443,408
NON-INTEREST INCOME
Bank card transaction fees	44,635	44,802	132,606	130,963
Trust fees	29,630	28,560	89,747	82,898
Deposit account charges and other fees	20,674	20,161	58,810	58,460
Capital market fees	2,620	2,783	8,360	9,899
Consumer brokerage services	3,547	3,098	10,099	8,817
Loan fees and sales	1,855	1,367	6,127	3,787
Other	8,187	11,515	25,917	28,852
Total non-interest income	111,148	112,286	331,666	323,676
INVESTMENT SECURITIES GAINS (LOSSES), NET
Change in fair value of other-than-temporarily impaired securities	(568)	(770)	(883)	(1,618)
Portion recognized in other comprehensive income	568	399	400	270
Net impairment losses recognized in earnings	—	(371)	(483)	(1,348)
Realized gains (losses) on sales and fair value adjustments	(378)	3,366	8,283	11,822
Investment securities gains (losses), net	(378)	2,995	7,800	10,474
NON-INTEREST EXPENSE
Salaries and employee benefits	100,874	95,462	298,603	284,574
Net occupancy	11,247	11,585	33,807	34,352
Equipment	4,789	4,593	14,171	13,622
Supplies and communication	5,609	5,302	16,416	16,487
Data processing and software	21,119	19,968	61,670	58,633
Marketing	4,343	4,074	12,568	11,704
Deposit insurance	2,981	2,899	9,001	8,685
Other	20,300	17,957	54,043	58,298
Total non-interest expense	171,262	161,840	500,279	486,355
Income before income taxes	93,182	100,505	291,479	291,203
Less income taxes	27,969	31,484	88,929	92,161
Net income	65,213	69,021	202,550	199,042
Less non-controlling interest expense	601	836	2,530	13
Net income attributable to Commerce Bancshares, Inc.	64,612	68,185	200,020	199,029
Less preferred stock dividends	2,250	1,800	6,750	1,800
Net income available to common shareholders	$62,362	$66,385	$193,270	$197,229
Net income per common share — basic	$.67	$.69	$2.03	$2.00
Net income per common share — diluted	$.66	$.69	$2.02	$1.99
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
	(Unaudited)
Net income	$65,213	$69,021	$202,550	$199,042
Other comprehensive income (loss):
Net unrealized losses on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(327)	(244)	(306)	(136)
Net unrealized gains (losses) on other securities	16,891	(24,062)	2,754	49,967
Pension loss amortization	283	223	1,095	669
Other comprehensive income (loss)	16,847	(24,083)	3,543	50,500
Comprehensive income	82,060	44,938	206,093	249,542
Less non-controlling interest expense	601	836	2,530	13
Comprehensive income attributable to Commerce Bancshares, Inc.	$81,459	$44,102	$203,563	$249,529
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2015	$144,784	$484,155	$1,229,075	$426,648	$(16,562)	$62,093	$4,053	$2,334,246
Net income				200,020			2,530	202,550
Other comprehensive income						3,543		3,543
Distributions to non-controlling interest							(845)	(845)
Purchases of treasury stock					(9,147)			(9,147)
Accelerated share repurchase agreement			(20,000)		(80,000)			(100,000)
Settlements of accelerated share repurchase agreements			80,000		(80,000)			—
Issuance of stock under purchase and equity compensation plans			(15,302)		17,216			1,914
Excess tax benefit related to equity compensation plans			1,871					1,871
Stock-based compensation			7,702					7,702
Cash dividends on common stock ($.675 per share)				(64,041)				(64,041)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2015	$144,784	$484,155	$1,283,346	$555,877	$(168,493)	$65,636	$5,738	$2,371,043
Balance January 1, 2014	$—	$481,224	$1,279,948	$449,836	$(10,097)	$9,731	$3,755	$2,214,397
Net income				199,029			13	199,042
Other comprehensive income						50,500		50,500
Distributions to non-controlling interest							(730)	(730)
Issuance of preferred stock	144,784							144,784
Purchases of treasury stock					(69,040)			(69,040)
Accelerated share repurchase agreement			(60,000)		(140,000)			(200,000)
Issuance of stock under purchase and equity compensation plans			(12,304)		19,507			7,203
Excess tax benefit related to equity compensation plans			1,457					1,457
Stock-based compensation			6,631					6,631
Cash dividends on common stock ($.643 per share)				(63,575)				(63,575)
Cash dividends on preferred stock ($.30 per depositary share)				(1,800)				(1,800)
Balance September 30, 2014	$144,784	$481,224	$1,215,732	$583,490	$(199,630)	$60,231	$3,038	$2,288,869
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2015	2014
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$202,550	$199,042
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,541	24,867
Provision for depreciation and amortization	32,100	31,561
Amortization of investment security premiums, net	23,249	14,473
Investment securities gains, net(A)	(7,800)	(10,474)
Net gains on sales of loans held for sale	(2,184)	—
Originations of loans held for sale	(75,589)	—
Proceeds from sales of loans held for sale	72,973	—
Net (increase) decrease in trading securities	(5,042)	14,555
Stock-based compensation	7,702	6,631
Increase in interest receivable	(2,652)	(2,215)
Decrease in interest payable	(96)	(277)
Increase in income taxes payable	16,312	4,880
Excess tax benefit related to equity compensation plans	(1,871)	(1,457)
Other changes, net	(365)	4,043
Net cash provided by operating activities	278,828	285,629
INVESTING ACTIVITIES:
Cash paid in sales of branches	—	(43,827)
Proceeds from sales of investment securities(A)	684,893	64,041
Proceeds from maturities/pay downs of investment securities(A)	1,923,785	1,392,422
Purchases of investment securities(A)	(2,507,803)	(1,314,248)
Net increase in loans	(782,559)	(527,528)
Long-term securities purchased under agreements to resell	—	(250,000)
Repayments of long-term securities purchased under agreements to resell	75,000	500,000
Purchases of land, buildings and equipment	(22,718)	(34,205)
Sales of land, buildings and equipment	4,752	2,983
Net cash used in investing activities	(624,650)	(210,362)
FINANCING ACTIVITIES:
Net decrease in non-interest bearing, savings, interest checking and money market deposits	(319,853)	(470,427)
Net decrease in time open and C.D.'s	(130,591)	(17,295)
Repayment of long-term securities sold under agreements to repurchase	—	(350,000)
Net increase in federal funds purchased and short-term securities sold under agreements to repurchase	330,679	398,602
Repayment of other long-term borrowings	(227)	(233)
Net decrease in other short-term borrowings	—	(2,000)
Proceeds from issuance of preferred stock	—	144,784
Purchases of treasury stock	(9,147)	(69,040)
Accelerated share repurchase agreements	(100,000)	(200,000)
Issuance of stock under equity compensation plans	1,914	7,203
Excess tax benefit related to equity compensation plans	1,871	1,457
Cash dividends paid on common stock	(64,041)	(63,575)
Cash dividends paid on preferred stock	(6,750)	(1,800)
Net cash used in financing activities	(296,145)	(622,324)
Decrease in cash and cash equivalents	(641,967)	(547,057)
Cash and cash equivalents at beginning of year	1,100,717	1,269,514
Cash and cash equivalents at September 30	$458,750	$722,457
(A) Available for sale and non-marketable securities
Income tax net payments	$70,860	$86,002
Interest paid on deposits and borrowings	$20,937	$21,278
Loans transferred to foreclosed real estate	$2,459	$4,421
Settlement of accelerated stock repurchase agreement and receipt of treasury stock	$60,000	$—
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2014 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

The Company invests in low-income housing partnerships which supply funds for the construction and operation of apartment complexes that provide affordable housing to lower income families. As permitted by ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects," issued by the Financial Accounting Standards Board, the Company adopted a new method of accounting for these investments on January 1, 2015. The new method is the practical expedient to the proportional amortization method, which allows the Company to record the amortization of its investments in income tax expense, rather than in non-interest expense. The Company made this change because it believes that presenting the investment performance net of taxes more fairly represents the economics and returns on such investments. The amortization recognized as a component of income tax expense for the nine months ended September 30, 2015 was $1.5 million. As required by the ASU, all prior period information in this report has been revised to reflect the adoption, resulting in a decrease to non-interest expense and an increase to income tax expense (as originally reported) of $1.1 million for the nine months ended September 30, 2014.

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at September 30, 2015 and December 31, 2014 are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Commercial:
Business	$4,406,854	$3,969,952
Real estate – construction and land	534,425	403,507
Real estate – business	2,286,013	2,288,215
Personal Banking:
Real estate – personal	1,920,650	1,883,092
Consumer	1,886,806	1,705,134
Revolving home equity	428,940	430,873
Consumer credit card	756,093	782,370
Overdrafts	4,493	6,095
Total loans	$12,224,274	$11,469,238

At September 30, 2015, loans of $3.6 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.4 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2015 and 2014, respectively, follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$86,329	$65,203	$151,532	$89,622	$66,910	$156,532
Provision	(1,976)	10,340	8,364	(6,089)	25,630	19,541
Deductions:
Loans charged off	903	11,321	12,224	3,035	34,194	37,229
Less recoveries on loans	1,167	2,693	3,860	4,119	8,569	12,688
Net loan charge-offs (recoveries)	(264)	8,628	8,364	(1,084)	25,625	24,541
Balance September 30, 2015	$84,617	$66,915	$151,532	$84,617	$66,915	$151,532
Balance at beginning of period	$98,928	$62,604	$161,532	$94,189	$67,343	$161,532
Provision	(717)	8,369	7,652	3,836	21,031	24,867
Deductions:
Loans charged off	686	11,414	12,100	3,034	35,917	38,951
Less recoveries on loans	1,431	3,017	4,448	3,965	10,119	14,084
Net loan charge-offs (recoveries)	(745)	8,397	7,652	(931)	25,798	24,867
Balance September 30, 2014	$98,956	$62,576	$161,532	$98,956	$62,576	$161,532

The following table shows the balance in the allowance for loan losses and the related loan balance at September 30, 2015 and December 31, 2014, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
September 30, 2015
Commercial	$1,829	$32,513	$82,788	$7,194,779
Personal Banking	1,667	22,868	65,248	4,974,114
Total	$3,496	$55,381	$148,036	$12,168,893
December 31, 2014
Commercial	$4,527	$55,551	$85,095	$6,606,123
Personal Banking	2,314	25,537	64,596	4,782,027
Total	$6,841	$81,088	$149,691	$11,388,150

Impaired loans

The table below shows the Company’s investment in impaired loans at September 30, 2015 and December 31, 2014. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 14.

(In thousands)	Sept. 30, 2015	Dec. 31, 2014
Non-accrual loans	$25,779	$40,775
Restructured loans (accruing)	29,602	40,313
Total impaired loans	$55,381	$81,088

The following table provides additional information about impaired loans held by the Company at September 30, 2015 and December 31, 2014, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2015
With no related allowance recorded:
Business	$9,692	$11,866	$—
Real estate – construction and land	2,072	7,679	—
Real estate – business	1,535	2,969	—
	$13,299	$22,514	$—
With an allowance recorded:
Business	$8,292	$10,252	$681
Real estate – construction and land	3,327	4,939	288
Real estate – business	7,595	11,084	860
Real estate – personal	8,652	11,835	1,015
Consumer	5,461	5,461	70
Revolving home equity	492	492	13
Consumer credit card	8,263	8,263	569
	$42,082	$52,326	$3,496
Total	$55,381	$74,840	$3,496
December 31, 2014
With no related allowance recorded:
Business	$9,237	$11,532	$—
Real estate – construction and land	4,552	8,493	—
Real estate – business	13,453	17,258	—
Revolving home equity	1,227	1,384	—
	$28,469	$38,667	$—
With an allowance recorded:
Business	$12,326	$13,846	$1,844
Real estate – construction and land	8,148	9,610	1,081
Real estate – business	7,835	15,025	1,602
Real estate – personal	9,096	12,465	1,441
Consumer	4,244	4,244	50
Revolving home equity	529	529	9
Consumer credit card	10,441	10,441	814
	$52,619	$66,160	$6,841
Total	$81,088	$104,827	$6,841

Total average impaired loans for the three and nine month periods ended September 30, 2015 and 2014, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended September 30, 2015
Non-accrual loans	$21,119	$5,179	$26,298
Restructured loans (accruing)	13,399	18,221	31,620
Total	$34,518	$23,400	$57,918
For the nine months ended September 30, 2015
Non-accrual loans	$25,784	$5,791	$31,575
Restructured loans (accruing)	16,612	18,854	35,466
Total	$42,396	$24,645	$67,041
For the three months ended September 30, 2014
Non-accrual loans	$38,111	$7,267	$45,378
Restructured loans (accruing)	32,970	19,822	52,792
Total	$71,081	$27,089	$98,170
For the nine months ended September 30, 2014
Non-accrual loans	$38,099	$7,320	$45,419
Restructured loans (accruing)	37,157	20,660	57,817
Total	$75,256	$27,980	$103,236

The table below shows interest income recognized during the three and nine month periods ended September 30, 2015 and 2014, respectively, for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 14.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
Interest income recognized on impaired loans:
Business	$63	$146	$188	$438
Real estate – construction and land	22	97	66	290
Real estate – business	33	58	99	173
Real estate – personal	47	53	142	160
Consumer	87	72	261	215
Revolving home equity	6	7	17	20
Consumer credit card	186	236	558	707
Total	$444	$669	$1,331	$2,003

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2015 and December 31, 2014.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2015
Commercial:
Business	$4,391,674	$3,106	$375	$11,699	$4,406,854
Real estate – construction and land	529,117	1,262	—	4,046	534,425
Real estate – business	2,277,384	3,575	—	5,054	2,286,013
Personal Banking:
Real estate – personal	1,904,280	8,695	2,695	4,980	1,920,650
Consumer	1,867,657	17,244	1,905	—	1,886,806
Revolving home equity	423,939	2,512	2,489	—	428,940
Consumer credit card	740,124	8,726	7,243	—	756,093
Overdrafts	4,204	289	—	—	4,493
Total	$12,138,379	$45,409	$14,707	$25,779	$12,224,274
December 31, 2014
Commercial:
Business	$3,946,144	$11,152	$1,096	$11,560	$3,969,952
Real estate – construction and land	397,488	827	35	5,157	403,507
Real estate – business	2,266,688	3,661	—	17,866	2,288,215
Personal Banking:
Real estate – personal	1,868,606	6,618	1,676	6,192	1,883,092
Consumer	1,687,285	16,053	1,796	—	1,705,134
Revolving home equity	428,478	1,552	843	—	430,873
Consumer credit card	764,599	9,559	8,212	—	782,370
Overdrafts	5,721	374	—	—	6,095
Total	$11,365,009	$49,796	$13,658	$40,775	$11,469,238

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
September 30, 2015
Pass	$4,304,836	$527,590	$2,211,387	$7,043,813
Special mention	59,526	1,021	19,576	80,123
Substandard	30,793	1,768	49,996	82,557
Non-accrual	11,699	4,046	5,054	20,799
Total	$4,406,854	$534,425	$2,286,013	$7,227,292
December 31, 2014
Pass	$3,871,569	$385,831	$2,184,541	$6,441,941
Special mention	62,904	3,865	40,668	107,437
Substandard	23,919	8,654	45,140	77,713
Non-accrual	11,560	5,157	17,866	34,583
Total	$3,969,952	$403,507	$2,288,215	$6,661,674

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At September 30, 2015, these were comprised of $256.9 million in personal real estate loans, or 5.1% of the Personal Banking portfolio, compared to $244.3 million at December 31, 2014. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2015 and December 31, 2014 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2015
FICO score:
Under 600	1.5%	4.6%	1.6%	3.8%
600 - 659	2.8	9.5	4.2	12.1
660 - 719	9.1	22.5	13.7	32.6
720 - 779	25.3	27.0	26.2	28.1
780 and over	61.3	36.4	54.3	23.4
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2014
FICO score:
Under 600	1.4%	5.2%	1.8%	4.1%
600 - 659	3.1	10.2	4.4	11.8
660 - 719	9.9	22.9	13.7	32.4
720 - 779	26.7	28.0	32.8	27.8
780 and over	58.9	33.7	47.3	23.9
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $46.7 million at September 30, 2015. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $17.1 million at September 30, 2015. Other performing restructured loans totaled $29.6 million at September 30, 2015. These include certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result the loans were classified as troubled debt restructurings. These commercial loans totaled $12.5 million at September 30, 2015. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $8.3 million at September 30, 2015. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At September 30, 2015, these loans totaled $8.5 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at September 30, 2015, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2015	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$16,441	$—
Real estate - construction and land	5,222	1,499
Real estate - business	5,502	—
Personal Banking:
Real estate - personal	5,276	—
Consumer	5,487	57
Revolving home equity	492	49
Consumer credit card	8,263	541
Total restructured loans	$46,683	$2,146

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

The Company had commitments of $1.6 million at September 30, 2015 to lend additional funds to borrowers with restructured loans.

Loans held for sale

Beginning January 1, 2015, certain long-term fixed rate personal real estate loan originations have been designated as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. At September 30, 2015, the fair value of these loans was $2.2 million, and the unpaid principal balance was $2.1 million. The unrealized gain in fair value was recognized in loan fees and sales in the consolidated statement of income. None of these loans were on non-accrual status or past due. Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan's contractual interest rate.

Beginning in the third quarter of 2015, the Company has designated certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans at various times while the student is attending school or shortly after graduation. At September 30, 2015, the balance of these loans was $2.0 million. These loans are carried at lower of cost or fair value, and none were on non-accrual status or past due.

Foreclosed real estate/repossessed assets

The Company’s holdings of foreclosed real estate totaled $3.1 million and $5.5 million at September 30, 2015 and December 31, 2014, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $3.1 million and $2.4 million at September 30, 2015 and December 31, 2014, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

3. Investment Securities

Investment securities, at fair value, consisted of the following at September 30, 2015 and December 31, 2014.

(In thousands)	Sept. 30, 2015	Dec. 31, 2014
Available for sale	$9,472,959	$9,523,560
Trading	14,463	15,357
Non-marketable	116,634	106,875
Total investment securities	$9,604,056	$9,645,792

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $46.8 million at September 30, 2015 and $46.6 million at December 31, 2014. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $69.5 million at September 30, 2015 and $60.2 million at December 31, 2014.

A summary of the available for sale investment securities by maturity groupings as of September 30, 2015 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$59,884	$60,116
After 1 but within 5 years	163,996	167,780
After 5 but within 10 years	143,940	144,161
After 10 years	52,882	48,342
Total U.S. government and federal agency obligations	420,702	420,399
Government-sponsored enterprise obligations:
Within 1 year	42,108	42,249
After 1 but within 5 years	477,115	482,232
After 5 but within 10 years	332,296	332,248
After 10 years	5,630	5,480
Total government-sponsored enterprise obligations	857,149	862,209
State and municipal obligations:
Within 1 year	99,618	99,985
After 1 but within 5 years	667,923	685,757
After 5 but within 10 years	912,614	924,070
After 10 years	140,081	137,347
Total state and municipal obligations	1,820,236	1,847,159
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,508,870	2,575,835
Non-agency mortgage-backed securities	805,560	817,197
Asset-backed securities	2,585,088	2,584,688
Total mortgage and asset-backed securities	5,899,518	5,977,720
Other debt securities:
Within 1 year	3,999	4,048
After 1 but within 5 years	83,398	83,613
After 5 but within 10 years	229,071	226,599
After 10 years	12,000	11,748
Total other debt securities	328,468	326,008
Equity securities	5,677	39,464
Total available for sale investment securities	$9,331,750	$9,472,959

Investments in U.S. government and federal agency obligations are comprised mainly of U.S. Treasury inflation-protected securities, which totaled $420.3 million, at fair value, at September 30, 2015. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $93.2 million, at fair value, of auction rate securities, which were previously purchased from bank customers. Included in equity securities is common and preferred stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $39.4 million at September 30, 2015.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
U.S. government and federal agency obligations	$420,702	$5,930	$(6,233)	$420,399
Government-sponsored enterprise obligations	857,149	7,809	(2,749)	862,209
State and municipal obligations	1,820,236	33,416	(6,493)	1,847,159
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,508,870	69,477	(2,512)	2,575,835
Non-agency mortgage-backed securities	805,560	12,285	(648)	817,197
Asset-backed securities	2,585,088	7,444	(7,844)	2,584,688
Total mortgage and asset-backed securities	5,899,518	89,206	(11,004)	5,977,720
Other debt securities	328,468	979	(3,439)	326,008
Equity securities	5,677	33,787	—	39,464
Total	$9,331,750	$171,127	$(29,918)	$9,472,959
December 31, 2014
U.S. government and federal agency obligations	$497,336	$9,095	$(5,024)	$501,407
Government-sponsored enterprise obligations	968,574	2,593	(8,040)	963,127
State and municipal obligations	1,789,215	32,340	(8,354)	1,813,201
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,523,377	75,923	(5,592)	2,593,708
Non-agency mortgage-backed securities	372,911	11,061	(1,228)	382,744
Asset-backed securities	3,090,174	6,922	(5,103)	3,091,993
Total mortgage and asset-backed securities	5,986,462	93,906	(11,923)	6,068,445
Other debt securities	140,784	420	(2,043)	139,161
Equity securities	3,931	34,288	—	38,219
Total	$9,386,302	$172,642	$(35,384)	$9,523,560

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2015, the fair value of securities on this watch list was $102.8 million compared to $123.9 million at December 31, 2014.

As of September 30, 2015, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $47.4 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.1 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at September 30, 2015 included the following:

Significant Inputs	Range
Prepayment CPR	1%	-	25%
Projected cumulative default	17%	-	54%
Credit support	0%	-	22%
Loss severity	20%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Nine Months Ended September 30
(In thousands)	2015	2014
Cumulative OTTI credit losses at January 1	$13,734	$12,499
Credit losses on debt securities for which impairment was not previously recognized	76	—
Credit losses on debt securities for which impairment was previously recognized	407	1,348
Increase in expected cash flows that are recognized over remaining life of security	(73)	(97)
Cumulative OTTI credit losses at September 30	$14,144	$13,750

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
U.S. government and federal agency obligations	$158,390	$1,701	$31,479	$4,532	$189,869	$6,233
Government-sponsored enterprise obligations	11,419	57	110,123	2,692	121,542	2,749
State and municipal obligations	120,098	703	110,550	5,790	230,648	6,493
Mortgage and asset-backed securities:
Agency mortgage-backed securities	64,863	259	305,767	2,253	370,630	2,512
Non-agency mortgage-backed securities	199,875	361	53,765	287	253,640	648
Asset-backed securities	998,031	5,542	152,502	2,302	1,150,533	7,844
Total mortgage and asset-backed securities	1,262,769	6,162	512,034	4,842	1,774,803	11,004
Other debt securities	179,566	2,490	25,565	949	205,131	3,439
Total	$1,732,242	$11,113	$789,751	$18,805	$2,521,993	$29,918
December 31, 2014
U.S. government and federal agency obligations	$90,261	$818	$32,077	$4,206	$122,338	$5,024
Government-sponsored enterprise obligations	224,808	922	224,779	7,118	449,587	8,040
State and municipal obligations	172,980	646	215,702	7,708	388,682	8,354
Mortgage and asset-backed securities:
Agency mortgage-backed securities	55,128	429	381,617	5,163	436,745	5,592
Non-agency mortgage-backed securities	141,655	609	43,659	619	185,314	1,228
Asset-backed securities	1,424,457	2,009	159,098	3,094	1,583,555	5,103
Total mortgage and asset-backed securities	1,621,240	3,047	584,374	8,876	2,205,614	11,923
Other debt securities	16,434	55	80,203	1,988	96,637	2,043
Total	$2,125,723	$5,488	$1,137,135	$29,896	$3,262,858	$35,384

The total available for sale portfolio consisted of approximately 2,000 individual securities at September 30, 2015. The portfolio included 332 securities, having an aggregate fair value of $2.5 billion, that were in an unrealized loss position at September 30, 2015, compared to 363 securities, with a fair value of $3.3 billion, at December 31, 2014. The total amount of unrealized losses on these securities decreased $5.5 million to $29.9 million at September 30, 2015. At September 30, 2015, the fair value of securities in an unrealized loss position for 12 months or longer totaled $789.8 million, or 8.3% of the total portfolio value, and did not include any securities identified as other-than-temporarily impaired.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $6.5 million at September 30, 2015. Of these losses, $5.5 million related to auction rate securities and $1.0 million related to other state and municipal obligations. This portfolio, exclusive of auction rate securities, totaled $1.8 billion at fair value, or 18.5% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below. The Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At September 30, 2015
Texas	12.1%	6.1	Aa2
Florida	7.0	4.5	Aa3
New York	6.9	6.8	Aa2
Ohio	6.7	6.1	Aa2
Washington	5.4	5.7	Aa2
General obligation	37.7%	5.6	Aa2
Lease	18.9	5.5	Aa2
Transportation	12.9	4.7	A1
Housing	12.9	6.4	Aa1
Limited tax	8.9	6.5	Aa2

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2015	2014
Proceeds from sales of available for sale securities	$675,870	$30,998
Proceeds from sales of non-marketable securities	9,023	33,043
Total proceeds	$684,893	$64,041
Available for sale:
Gains realized on sales	$2,813	$—
Losses realized on sales	—	(5,197)
Gain realized on donation	—	1,570
Other-than-temporary impairment recognized on debt securities	(483)	(1,348)
Non-marketable:
Gains realized on sales	2,516	1,613
Losses realized on sales	—	(134)
Fair value adjustments, net	2,954	13,970
Investment securities gains, net	$7,800	$10,474

At September 30, 2015, securities totaling $4.3 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $364.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2015				December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(25,905)	$—	$5,365	$31,270	$(24,698)	$—	$6,572
Mortgage servicing rights	4,400	(2,901)	(38)	1,461	3,693	(2,718)	(97)	878
Total	$35,670	$(28,806)	$(38)	$6,826	$34,963	$(27,416)	$(97)	$7,450

Aggregate amortization expense on intangible assets was $445 thousand and $499 thousand for the three month periods ended September 30, 2015 and 2014, respectively, and $1.4 million and $1.6 million for the nine month periods ended September 30, 2015 and 2014, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2015. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2015	$1,753
2016	1,374
2017	1,033
2018	786
2019	649

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2015 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2015	$138,921	$6,572	$878
Originations	—	—	707
Amortization	—	(1,207)	(183)
Impairment reversal	—	—	59
Balance September 30, 2015	$138,921	$5,365	$1,461

Goodwill allocated to the Company’s operating segments at September 30, 2015 and December 31, 2014 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2015, that net liability was $2.6 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $335.0 million at September 30, 2015.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2015, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At September 30, 2015, the fair value of the Company's guarantee liabilities for RPAs was $234 thousand, and the notional amount of the underlying swaps was $66.8 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
Service cost - benefits earned during the period	$127	$133	$379	$399
Interest cost on projected benefit obligation	1,139	1,262	3,571	3,785
Expected return on plan assets	(1,523)	(1,561)	(4,569)	(4,683)
Amortization of prior service cost	(203)	—	(203)	—
Amortization of unrecognized net loss	660	359	1,969	1,079
Net periodic pension cost	$200	$193	$1,147	$580

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first nine months of 2015, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2015.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2015	2014	2015	2014
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$64,612	$68,185	$200,020	$199,029
Less preferred stock dividends	2,250	1,800	6,750	1,800
Net income available to common shareholders	62,362	66,385	193,270	197,229
Less income allocated to nonvested restricted stock	884	879	2,677	2,537
Net income allocated to common stock	$61,478	$65,506	$190,593	$194,692
Weighted average common shares outstanding	91,989	95,104	93,874	97,591
Basic income per common share	$.67	$.69	$2.03	$2.00
Diluted income per common share:
Net income available to common shareholders	$62,362	$66,385	$193,270	$197,229
Less income allocated to nonvested restricted stock	883	877	2,672	2,530
Net income allocated to common stock	$61,479	$65,508	$190,598	$194,699
Weighted average common shares outstanding	91,989	95,104	93,874	97,591
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	280	412	300	419
Weighted average diluted common shares outstanding	92,269	95,516	94,174	98,010
Diluted income per common share	$.66	$.69	$2.02	$1.99

Unexercised stock options and stock appreciation rights of 377 thousand and 152 thousand were excluded in the computation of diluted income per common share for the nine month periods ended September 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.
On June 19, 2014, the Company issued and sold 6,000,000 depositary shares, representing 6,000 shares of 6.00% Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share, having an aggregate liquidation preference of $150.0 million (“Series B Preferred Stock”). Each depositary share has a liquidation preference of $25.00 per share. Dividends on the Series B Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.00%. The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. In the event that the Company does not declare and pay dividends on the Series B Preferred Stock for the most recent dividend period, the ability of the Company to declare or pay dividends on, purchase, redeem or otherwise acquire shares of its common stock or any securities of the Company that rank junior to the Series B Preferred Stock is subject to certain restrictions under the terms of the Series B Preferred Stock.
The net proceeds from the issuance and sale of the Series B Preferred Stock, totaling $144.8 million, were used to fund an accelerated share repurchase (ASR) program. Under this ASR agreement, the Company paid $200.0 million to Morgan Stanley & Co. LLC (Morgan Stanley) and received from Morgan Stanley 3,208,206 shares of the Company’s common stock in June 2014. Final settlement occurred in June 2015, at which time the remaining shares, totaling 1,480,378, were received by the Company. The specific number of shares that the Company ultimately repurchased was based on the volume-weighted-average price per share of the Company's common stock during the repurchase period.
The Company entered into a second ASR agreement in May 2015, under which it paid $100.0 million to Morgan Stanley and received from Morgan Stanley 1,803,427 shares of common stock at that time. Final settlement occurred in August 2015, at which time the remaining shares, totaling 351,620, were received by the Company.
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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2015	$3,791	$81,310	$(23,008)	$62,093
Other comprehensive income (loss) before reclassifications	(976)	7,255	—	6,279
Amounts reclassified from accumulated other comprehensive income	483	(2,813)	1,766	(564)
Current period other comprehensive income (loss), before tax	(493)	4,442	1,766	5,715
Income tax (expense) benefit	187	(1,688)	(671)	(2,172)
Current period other comprehensive income (loss), net of tax	(306)	2,754	1,095	3,543
Transfer of unrealized gain on securities for which impairment was not previously recognized	43	(43)	—	—
Balance September 30, 2015	$3,528	$84,021	$(21,913)	$65,636
Balance January 1, 2014	$4,203	$21,303	$(15,775)	$9,731
Other comprehensive income (loss) before reclassifications	(1,568)	76,965	—	75,397
Amounts reclassified from accumulated other comprehensive income	1,348	3,627	1,079	6,054
Current period other comprehensive income (loss), before tax	(220)	80,592	1,079	81,451
Income tax (expense) benefit	84	(30,625)	(410)	(30,951)
Current period other comprehensive income (loss), net of tax	(136)	49,967	669	50,500
Balance September 30, 2014	$4,067	$71,270	$(15,106)	$60,231
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2015
Net interest income	$67,083	$74,008	$10,391	$151,482	$10,556	$162,038
Provision for loan losses	(8,605)	166	106	(8,333)	(31)	(8,364)
Non-interest income	30,809	47,485	34,042	112,336	(1,188)	111,148
Investment securities losses, net	—	—	—	—	(378)	(378)
Non-interest expense	(69,196)	(68,710)	(27,211)	(165,117)	(6,145)	(171,262)
Income before income taxes	$20,091	$52,949	$17,328	$90,368	$2,814	$93,182
Nine Months Ended September 30, 2015
Net interest income	$199,265	$218,386	$31,921	$449,572	$22,261	$471,833
Provision for loan losses	(25,500)	842	114	(24,544)	5,003	(19,541)
Non-interest income	87,409	144,684	102,336	334,429	(2,763)	331,666
Investment securities gains, net	—	—	—	—	7,800	7,800
Non-interest expense	(203,446)	(199,027)	(81,498)	(483,971)	(16,308)	(500,279)
Income before income taxes	$57,728	$164,885	$52,873	$275,486	$15,993	$291,479
Three Months Ended September 30, 2014
Net interest income	$66,565	$72,019	$9,811	$148,395	$6,321	$154,716
Provision for loan losses	(8,306)	863	(29)	(7,472)	(180)	(7,652)
Non-interest income	29,699	47,689	33,368	110,756	1,530	112,286
Investment securities losses, net	—	—	—	—	2,995	2,995
Non-interest expense	(65,900)	(63,542)	(23,833)	(153,275)	(8,565)	(161,840)
Income before income taxes	$22,058	$57,029	$19,317	$98,404	$2,101	$100,505
Nine Months Ended September 30, 2014
Net interest income	$198,533	$214,406	$29,713	$442,652	$25,623	$468,275
Provision for loan losses	(25,816)	803	463	(24,550)	(317)	(24,867)
Non-interest income	84,331	142,326	94,870	321,527	2,149	323,676
Investment securities gains, net	—	—	—	—	10,474	10,474
Non-interest expense	(197,220)	(188,223)	(72,606)	(458,049)	(28,306)	(486,355)
Income before income taxes	$59,828	$169,312	$52,440	$281,580	$9,623	$291,203

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

(In thousands)	September 30, 2015	December 31, 2014
Interest rate swaps	$906,559	$647,709
Interest rate caps	41,603	53,587
Credit risk participation agreements	70,736	75,943
Foreign exchange contracts	17,751	19,791
Mortgage loan commitments	12,473	—
Mortgage loan forward sale contracts	1,280	—
Forward TBA contracts	12,000	—
Total notional amount	$1,062,402	$797,030

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

The banking customer counterparties are engaged in a variety of businesses, including real estate and building materials, manufacturing, education, communications, retail product distribution, and retirement communities. At September 30, 2015, the largest potential loss exposures were in the groups related to education, real estate, and distribution. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $1.5 million (education), $7.1 million (real estate), and $2.0 million (distribution) at September 30, 2015.

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

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$15,681	$10,144	$(15,681)	$(10,166)
Interest rate caps	16	62	(16)	(62)
Credit risk participation agreements	2	3	(234)	(226)
Foreign exchange contracts	219	248	(197)	(494)
Mortgage loan commitments	451	—	—	—
Mortgage loan forward sale contracts	—	—	(5)	—
Forward TBA contracts	—	—	(118)	—
Total	$16,369	$10,457	$(16,251)	$(10,948)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2015	2014	2015	2014
Derivative instruments:
Interest rate swaps	Other non-interest income	$741	$212	$3,551	$1,023
Interest rate caps	Other non-interest income	—	13	—	13
Credit risk participation agreements	Other non-interest income	(57)	(21)	(9)	177
Foreign exchange contracts	Other non-interest income	(55)	176	267	134
Mortgage loan commitments	Loan fees and sales	106	—	451	—
Mortgage loan forward sale contracts	Loan fees and sales	(6)	—	(5)	—
Forward TBA contracts	Loan fees and sales	(370)	—	15	—
Total		$359	$380	$4,270	$1,347

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

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At September 30, 2015, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $15.7 million, and had posted securities with a fair value of $3.3 million and cash totaling $16.8 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Collateral Received/Pledged	Net Amount
September 30, 2015
Assets:
Derivatives subject to master netting agreements	$15,700	$—	$15,700	$(16)	$—	$15,684
Derivatives not subject to master netting agreements	669	—	669
Total derivatives	16,369	—	16,369
Liabilities:
Derivatives subject to master netting agreements	$16,052	$—	$16,052	$(16)	$(14,456)	$1,580
Derivatives not subject to master netting agreements	199	—	199
Total derivatives	16,251	—	16,251
December 31, 2014
Assets:
Derivatives subject to master netting agreements	$10,209	$—	$10,209	$(251)	$—	$9,958
Derivatives not subject to master netting agreements	248	—	248
Total derivatives	10,457	—	10,457
Liabilities:
Derivatives subject to master netting agreements	$10,454	$—	$10,454	$(251)	$(8,738)	$1,465
Derivatives not subject to master netting agreements	494	—	494
Total derivatives	10,948	—	10,948

11. Resale and Repurchase Agreements

The following table shows the extent to which assets and liabilities relating to securities purchased under agreements to resell (resale agreements) and securities sold under agreements to repurchase (repurchase agreements) have been offset in the consolidated balance sheets, in addition to the extent to which they could potentially be offset. Also shown is collateral received or pledged, which consists of marketable securities. The collateral amounts in the table are limited to the outstanding balances of the related asset or liability (after netting is applied); thus amounts of excess collateral are not shown. The agreements in the following table were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default.

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $350.0 million at September 30, 2015 and $450.0 million at December 31, 2014. At September 30, 2015, the Company had posted collateral of $360.8 million in marketable securities, consisting mainly of agency mortgage-backed bonds, and had accepted $373.2 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Securities Collateral Received/Pledged	Net Amount
September 30, 2015
Total resale agreements, subject to master netting arrangements	$1,325,000	$(350,000)	$975,000	$—	$(975,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,981,497	(350,000)	1,631,497	—	(1,631,497)	—
December 31, 2014
Total resale agreements, subject to master netting arrangements	$1,500,000	$(450,000)	$1,050,000	$—	$(1,049,370)	$630
Total repurchase agreements, subject to master netting arrangements	2,308,678	(450,000)	1,858,678	—	(1,858,678)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2015, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2015
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$151,015	$11,937	$—	$162,952
Government-sponsored enterprise obligations	361,228	3,298	17,928	382,454
Agency mortgage-backed securities	335,300	93,104	232,072	660,476
Asset-backed securities	690,615	85,000	—	775,615
Total repurchase agreements, gross amount recognized	$1,538,158	$193,339	$250,000	$1,981,497

12. Stock-Based Compensation

The Company has historically issued stock-based compensation in the form of nonvested restricted stock, stock options and stock appreciation rights (SARs). During the first nine months of 2015, stock-based compensation was issued in the form of nonvested restricted stock and SARs. The stock-based compensation expense that has been charged against income was $2.4 million and $2.2 million in the three month periods ended September 30, 2015 and 2014, respectively, and $7.7 million and $6.6 million in the nine months ended September 30, 2015 and 2014, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2015, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,259,689	$34.41
Granted	215,245	41.69
Vested	(141,877)	30.11
Forfeited	(15,936)	34.79
Nonvested at September 30, 2015	1,317,121	$36.05

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

Weighted per share average fair value at grant date	$7.58
Assumptions:
Dividend yield	2.2%
Volatility	21.3%
Risk-free interest rate	1.8%
Expected term	7.2 years

A summary of SAR activity during the first nine months of 2015 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,780,578	$33.96
Granted	240,267	41.40
Forfeited	(6,182)	39.04
Expired	(1,076)	37.31
Exercised	(411,126)	32.94
Outstanding at September 30, 2015	1,602,461	$35.32	4.4 years	$16,412

A summary of option activity during the first nine months of 2015 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	68,675	$29.27
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(68,675)	29.27
Outstanding at September 30, 2015	$—	$—

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the September 30, 2015 and December 31, 2014 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2015 or the year ended December 31, 2014.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Assets:
Residential mortgage loans held for sale	$2,173	$—	$2,173	$—
Available for sale securities:
U.S. government and federal agency obligations	420,399	420,399	—	—
Government-sponsored enterprise obligations	862,209	—	862,209	—
State and municipal obligations	1,847,159	—	1,753,970	93,189
Agency mortgage-backed securities	2,575,835	—	2,575,835	—
Non-agency mortgage-backed securities	817,197	—	817,197	—
Asset-backed securities	2,584,688	—	2,584,688	—
Other debt securities	326,008	—	326,008	—
Equity securities	39,464	19,509	19,955	—
Trading securities	14,463	—	14,463	—
Private equity investments	66,875	—	—	66,875
Derivatives *	16,369	—	15,916	453
Assets held in trust	8,825	8,825	—	—
Total assets	$9,581,664	$448,733	$8,972,414	$160,517
Liabilities:
Derivatives *	$16,251	$—	$16,017	$234
Total liabilities	$16,251	$—	$16,017	$234
December 31, 2014
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$501,407	$501,407	$—	$—
Government-sponsored enterprise obligations	963,127	—	963,127	—
State and municipal obligations	1,813,201	—	1,718,058	95,143
Agency mortgage-backed securities	2,593,708	—	2,593,708	—
Non-agency mortgage-backed securities	382,744	—	382,744	—
Asset-backed securities	3,091,993	—	3,091,993	—
Other debt securities	139,161	—	139,161	—
Equity securities	38,219	17,975	20,244	—
Trading securities	15,357	—	15,357	—
Private equity investments	57,581	—	—	57,581
Derivatives *	10,457	—	10,454	3
Assets held in trust	8,848	8,848	—	—
Total assets	$9,615,803	$528,230	$8,934,846	$152,727
Liabilities:
Derivatives *	$10,948	$—	$10,722	$226
Total liabilities	$10,948	$—	$10,722	$226
* The fair value of each class of derivative is shown in Note 10.

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis.

Residential mortgage loans held for sale

The Company originates fixed rate, first lien residential mortgage loans that are intended for sale in the secondary market. Fair value is based on quoted secondary market prices for loans with similar characteristics, which are adjusted to include the embedded servicing value in the loans. This adjustment represents an unobservable input to the valuation but is not considered significant given the relative insensitivity of the valuation to changes in this input. Accordingly, these loan measurements are classified as Level 2.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2015
Balance June 30, 2015	$92,940	$58,726	$170	$151,836
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,221)	49	(1,172)
Included in other comprehensive income *	227	—	—	227
Discount accretion	22	—	—	22
Purchases of private equity investments	—	9,370	—	9,370
Balance September 30, 2015	$93,189	$66,875	$219	$160,283
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015	$—	$(1,221)	$394	$(827)
For the nine months ended September 30, 2015
Balance January 1, 2015	$95,143	$57,581	$(223)	$152,501
Total gains or losses (realized/unrealized):
Included in earnings	—	2,954	442	3,396
Included in other comprehensive income *	(127)	—	—	(127)
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	173	—	—	173
Purchases of private equity investments	—	11,023	—	11,023
Sale/pay down of private equity investments	—	(4,800)	—	(4,800)
Capitalized interest/dividends	—	117	—	117
Balance September 30, 2015	$93,189	$66,875	$219	$160,283
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015	$—	$2,954	$442	$3,396
For the three months ended September 30, 2014
Balance June 30, 2014	$132,108	$44,192	$(188)	$176,112
Total gains or losses (realized/unrealized):
Included in earnings	—	3,225	(21)	3,204
Included in other comprehensive income *	(921)	—	—	(921)
Discount accretion	40	—	—	40
Purchases of private equity investments	—	4,575	—	4,575
Capitalized interest/dividends	—	45	—	45
Purchase of risk participation agreement	—	—	41	41
Balance September 30, 2014	$131,227	$52,037	$(168)	$183,096
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014	$—	$3,225	$(21)	$3,204
For the nine months ended September 30, 2014
Balance January 1, 2014	$127,724	$56,612	$(65)	$184,271
Total gains or losses (realized/unrealized):
Included in earnings	—	15,161	177	15,338
Included in other comprehensive income *	3,383	—	—	3,383
Discount accretion	120	—	—	120
Purchases of private equity investments	—	11,575	—	11,575
Sale/pay down of private equity investments	—	(31,423)	—	(31,423)
Capitalized interest/dividends	—	112	—	112
Purchase of risk participation agreement	—	—	41	41
Sale of risk participation agreement	—	—	(321)	(321)
Balance September 30, 2014	$131,227	$52,037	$(168)	$183,096
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014	$—	$(3,232)	$173	$(3,059)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2015
Total gains or losses included in earnings	$106	$(57)	$(1,221)	$(1,172)
Change in unrealized gains or losses relating to assets still held at September 30, 2015	$451	$(57)	$(1,221)	$(827)
For the nine months ended September 30, 2015
Total gains or losses included in earnings	$451	$(9)	$2,954	$3,396
Change in unrealized gains or losses relating to assets still held at September 30, 2015	$451	$(9)	$2,954	$3,396
For the three months ended September 30, 2014
Total gains or losses included in earnings	$—	$(21)	$3,225	$3,204
Change in unrealized gains or losses relating to assets still held at September 30, 2014	$—	$(21)	$3,225	$3,204
For the nine months ended September 30, 2014
Total gains or losses included in earnings	$—	$177	$15,161	$15,338
Change in unrealized gains or losses relating to assets still held at September 30, 2014	$—	$173	$(3,232)	$(3,059)

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $93.2 million at September 30, 2015, while private equity investments, included in non-marketable securities, totaled $66.9 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period	3	-	5 years
		Estimated market rate	2.3%	-	7.1%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5
Mortgage loan commitments	Discounted cash flow	Probability of funding	60.5%	-	100.0%	82.4%
		Embedded servicing value	.9%	-	1.0%	1.0%

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first nine months of 2015 and 2014, and still held as of September 30, 2015 and 2014, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2015 and 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2015
Collateral dependent impaired loans	$6,860	$—	$—	$6,860	$(1,794)
Mortgage servicing rights	1,461	—	—	1,461	59
Foreclosed assets	479	—	—	479	(193)
Long-lived assets	937	—	—	937	(1,366)

September 30, 2014
Collateral dependent impaired loans	$17,015	$—	$—	$17,015	$(2,797)
Private equity investments	1,309	—	—	1,309	(1,191)
Mortgage servicing rights	777	—	—	777	13
Foreclosed assets	850	—	—	850	(275)
Long-lived assets	8,528	—	—	8,528	(1,890)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at September 30, 2015 and 2014 are shown in the table above.

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

Long-lived assets

In accordance with ASC 360-10-35, investments in branch facilities and various office buildings are written down to estimated fair value, or if the property is held for sale, they are written down to estimated fair value less cost to sell. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. The carrying amounts of these real estate holdings are regularly monitored by real estate professionals employed by the Company. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The measurements in 2015 pertained mainly to several branch facility sites which are currently being marketed for sale or re-developed.

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	September 30, 2015		December 31, 2014
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,406,854	$4,438,854	$3,969,952	$3,982,531
Real estate - construction and land	Level 3	534,425	541,912	403,507	407,905
Real estate - business	Level 3	2,286,013	2,327,496	2,288,215	2,315,378
Real estate - personal	Level 3	1,920,650	1,968,453	1,883,092	1,933,456
Consumer	Level 3	1,886,806	1,885,963	1,705,134	1,701,037
Revolving home equity	Level 3	428,940	431,324	430,873	433,508
Consumer credit card	Level 3	756,093	769,878	782,370	794,929
Overdrafts	Level 3	4,493	4,493	6,095	6,095
Loans held for sale	Level 2	4,143	4,143	—	—
Investment securities:
Available for sale	Level 1	439,908	439,908	519,382	519,382
Available for sale	Level 2	8,939,862	8,939,862	8,909,035	8,909,035
Available for sale	Level 3	93,189	93,189	95,143	95,143
Trading	Level 2	14,463	14,463	15,357	15,357
Non-marketable	Level 3	116,634	116,634	106,875	106,875
Federal funds sold	Level 1	32,550	32,550	32,485	32,485
Securities purchased under agreements to resell	Level 3	975,000	978,480	1,050,000	1,048,866
Interest earning deposits with banks	Level 1	42,078	42,078	600,744	600,744
Cash and due from banks	Level 1	384,122	384,122	467,488	467,488
Derivative instruments	Level 2	15,916	15,916	10,454	10,454
Derivative instruments	Level 3	453	453	3	3
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,699,873	$6,699,873	$6,811,959	$6,811,959
Savings, interest checking and money market deposits	Level 1	10,295,260	10,295,260	10,541,601	10,541,601
Time open and certificates of deposit	Level 3	1,991,627	1,991,741	2,122,218	2,121,114
Federal funds purchased	Level 1	561,700	561,700	3,840	3,840
Securities sold under agreements to repurchase	Level 3	1,631,497	1,631,562	1,858,678	1,858,731
Other borrowings	Level 3	103,831	109,939	104,058	111,102
Derivative instruments	Level 2	16,017	16,017	10,722	10,722
Derivative instruments	Level 3	234	234	226	226

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

The Company has various other lawsuits pending at September 30, 2015, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2014 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014		2015	2014
Per Share Data
Net income per common share — basic	$.67	$.69	*	$2.03	$2.00	*
Net income per common share — diluted	.66	.69	*	2.02	1.99	*
Cash dividends on common stock	.225	.214	*	.675	.643	*
Book value per common share				23.97	22.27	*
Market price				45.56	42.51	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	62.44%	60.72%		60.97%	59.93%
Non-interest bearing deposits to total deposits	35.44	33.70		34.89	33.41
Equity to loans (1)	19.62	20.16		20.18	20.28
Equity to deposits	12.25	12.24		12.31	12.16
Equity to total assets	9.97	10.13		10.02	10.09
Return on total assets	1.09	1.20		1.13	1.18
Return on common equity	11.25	12.30		11.62	11.88
(Based on end-of-period data)
Non-interest income to revenue (2)	40.69	42.05		41.28	40.87
Efficiency ratio (3)	62.53	60.43		62.10	61.21
Tier I common risk-based capital ratio (4)				11.54	NA
Tier I risk-based capital ratio (4)				12.37	13.80
Total risk-based capital ratio (4)				13.33	14.99
Tangible common equity to tangible assets ratio (5)				8.72	8.85
Tier I leverage ratio (4)				9.31	9.37

* Restated for the 5% stock dividend distributed in December 2014.
(1) Includes loans held for sale.
(2) Revenue includes net interest income and non-interest income.
(3) The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4) Risk-based capital information at September 30, 2015 was prepared under Basel III requirements, which were effective January 1, 2015. Risk-based capital information at September 30, 2014 was prepared under Basel I requirements.
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

	September 30
(Dollars in thousands)	2015	2014
Total equity	$2,371,043	$2,288,869
Less non-controlling interest	5,738	3,038
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	5,365	6,994
Total tangible common equity (a)	$2,076,235	$1,995,132
Total assets	$23,967,648	$22,701,545
Less goodwill	138,921	138,921
Less core deposit premium	5,365	6,994
Total tangible assets (b)	$23,823,362	$22,555,630
Tangible common equity to tangible assets ratio (a)/(b)	8.72%	8.85%

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2015	2014	% change	2015	2014	% change
Net interest income	$162,038	$154,716	4.7%	$471,833	$468,275.8%
Provision for loan losses	(8,364)	(7,652)	9.3	(19,541)	(24,867)	(21.4)
Non-interest income	111,148	112,286	(1.0)	331,666	323,676	2.5
Investment securities gains (losses), net	(378)	2,995	N.M.	7,800	10,474	(25.5)
Non-interest expense	(171,262)	(161,840)	5.8	(500,279)	(486,355)	2.9
Income taxes	(27,969)	(31,484)	(11.2)	(88,929)	(92,161)	(3.5)
Non-controlling interest expense	(601)	(836)	(28.1)	(2,530)	(13)	N.M.
Net income attributable to Commerce Bancshares, Inc.	64,612	68,185	(5.2)	200,020	199,029.5
Preferred stock dividends	(2,250)	(1,800)	25.0	(6,750)	(1,800)	N.M.
Net income available to common shareholders	$62,362	$66,385	(6.1)%	$193,270	$197,229	(2.0)%

For the quarter ended September 30, 2015, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $64.6 million, a decrease of $3.6 million, or 5.2%, compared to the third quarter of the previous year, and a decrease of $9.7 million, or 13.1%, compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.09%, the annualized return on average common equity was 11.25%, and the efficiency ratio was 62.53%. Diluted earnings per common share was $.66, a decrease of 4.3% compared to $.69 per share in the third quarter of 2014 and a decrease of 12.0% compared to $.75 per share in the previous quarter.

Compared to the third quarter of last year, net interest income increased $7.3 million, or 4.7%, mainly due to growth of $4.4 million in interest income on investment securities and $2.3 million in interest income on loans. The provision for loan losses totaled $8.4 million for the current quarter, representing an increase of $712 thousand over the third quarter of 2014. Non-interest income decreased $1.1 million, or 1.0%, mainly due to several branch sales and a litigation settlement recorded in 2014, in addition to lower bank card and capital market fees. Non-interest expense increased $9.4 million, or 5.8%, over the third quarter of 2014, primarily due to increases in salaries and benefits, data processing and software costs, and operating losses. Net investment securities losses totaled $378 thousand in the current quarter compared to gains of $3.0 million in the same quarter last year. The current quarter losses were comprised of losses on transactions in the Company's private equity portfolio.

Net income for the first nine months of 2015 was $200.0 million, an increase of $991 thousand, or .5%, over the same period last year. Diluted earnings per common share was $2.02, an increase of 1.5% compared to $1.99 per share in the same period last year. For the first nine months of 2015, the annualized return on average assets was 1.13%, the annualized return on average common equity was 11.62%, and the efficiency ratio was 62.10%. Net interest income increased $3.6 million, or .8%, over the same period last year. This increase was mainly due to an increase of $4.8 million in loan interest income, partially offset by a $2.0 million decrease in investment securities interest income. The provision for loan losses was $19.5 million for the first nine months of 2015, down $5.3 million, or 21.4%, from the same period last year. Non-interest income increased $8.0 million, or 2.5%, over the first nine months of last year largely due to growth in trust fees, as well as higher fees earned on bank card, mortgage banking, and brokerage transactions. Non-interest expense increased $13.9 million, or 2.9%, largely due to higher salaries and benefits expense. Net investment securities gains totaled $7.8 million in the first nine months of 2015 compared to net gains of $10.5 million in the first nine months of 2014.

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

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2015 vs. 2014			Nine Months Ended September 30, 2015 vs. 2014
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$1,842	$(827)	$1,015	$4,568	$(2,141)	$2,427
Real estate - construction and land	515	(316)	199	472	(402)	70
Real estate - business	(6)	(537)	(543)	(449)	(1,643)	(2,092)
Real estate - personal	731	(207)	524	2,623	(483)	2,140
Consumer	2,267	(728)	1,539	6,666	(3,699)	2,967
Revolving home equity	52	(302)	(250)	214	(863)	(649)
Consumer credit card	(283)	251	(32)	(856)	1,169	313
Overdrafts	—	—	—	—	—	—
Total interest on loans	5,118	(2,666)	2,452	13,238	(8,062)	5,176
Loans held for sale	48	—	48	108	—	108
Investment securities:
U.S. government and federal agency securities	(753)	1,307	554	(1,957)	(7,174)	(9,131)
Government-sponsored enterprise obligations	509	295	804	2,484	1,343	3,827
State and municipal obligations	159	91	250	2,663	(132)	2,531
Mortgage-backed securities	1,782	(1,651)	131	1,815	(3,637)	(1,822)
Asset-backed securities	(577)	1,707	1,130	4	2,576	2,580
Other securities	1,228	458	1,686	1,889	(1,324)	565
Total interest on investment securities	2,348	2,207	4,555	6,898	(8,348)	(1,450)
Federal funds sold and short-term securities purchased under
agreements to resell	(13)	4	(9)	(36)	1	(35)
Long-term securities purchased under agreements to resell	243	346	589	373	(157)	216
Interest earning deposits with banks	29	3	32	144	1	145
Total interest income	7,773	(106)	7,667	20,725	(16,565)	4,160
Interest expense:
Deposits:
Savings	23	(25)	(2)	55	(47)	8
Interest checking and money market	80	(122)	(42)	278	(399)	(121)
Time open & C.D.'s of less than $100,000	(105)	(119)	(224)	(337)	(372)	(709)
Time open & C.D.'s of $100,000 and over	(134)	170	36	(239)	222	(17)
Total interest on deposits	(136)	(96)	(232)	(243)	(596)	(839)
Federal funds purchased and securities sold under
agreements to repurchase	64	132	196	237	281	518
Other borrowings	(11)	29	18	(32)	93	61
Total interest expense	(83)	65	(18)	(38)	(222)	(260)
Net interest income, fully taxable equivalent basis	$7,856	$(171)	$7,685	$20,763	$(16,343)	$4,420

Net interest income in the third quarter of 2015 was $162.0 million, an increase of $7.3 million over the third quarter of 2014. On a tax equivalent (T/E) basis, net interest income totaled $169.5 million in the third quarter of 2015, up $7.7 million over the same period last year and down $1.5 million from the previous quarter.  The increase in net interest income compared to the third quarter of 2014 was mainly due to higher interest income on investment securities of $4.6 million, coupled with higher interest income on loans of $2.5 million. For the first nine months of 2015 compared to same period last year, net interest income (T/E)

grew $4.4 million, mainly due to higher loan interest income of $5.3 million, partly offset by a $1.5 million decline in securities interest income. Securities interest includes inflation-related interest on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS), which is tied to the Consumer Price Index. Interest income related to TIPS declined $8.2 million in the first nine months of 2015 compared to the same period in 2014, and totaled $3.3 million in the current quarter, $5.1 million in the prior quarter and $2.4 million in the third quarter of 2014.   The Company's net yield on earning assets was 3.00% in the current quarter, compared to 3.04% in the previous quarter and 2.99% in the third quarter of 2014. Excluding the effects of inflation-protected income, the net yield on earning assets would have been 2.94% in the current quarter, 2.95% in the previous quarter and 2.94% in the third quarter of 2014.

Total interest income (T/E) increased $7.7 million over the third quarter of 2014. Interest income on loans (T/E) increased $2.5 million due to an increase of $605.5 million, or 5.3%, in average loan balances, partly offset by a 12 basis point decrease in average rates earned. The higher balances contributed $5.2 million to interest income; however, the lower rates depressed interest income by $2.7 million, resulting in a $2.5 million net increase in interest income. Most of the increase occurred in interest on business, construction, personal real estate and consumer loans. Average business loans increased $257.4 million, or 6.5%, which was partly offset by a decline of eight basis points in rates earned. The average rate earned on construction loans declined 26 basis points, while the average balance grew by $54.1 million. Average balances of personal real estate loans increased $77.0 million, or 4.2%, while the average rate earned declined four basis points. The average rate earned on consumer loans decreased 16 basis points, while the average balance increased $216.2 million, or 13.1%. Most of the increase in consumer loan balances resulted from growth of $253.9 million in auto loans and other consumer loans, partly offset by a decrease of $54.1 million in marine and recreational vehicle (RV) loans, as that portfolio continues to pay down.

Interest income on investment securities (T/E) was $56.1 million during the third quarter of 2015, which was an increase of $4.6 million over the same quarter last year, mainly due to growth of $228.9 million in total average securities balances (excluding fair value adjustments), which increased interest income by $2.3 million. The growth in average balances occurred mainly in government-sponsored enterprise obligations, mortgage-backed securities and corporate debt securities, which grew by $124.0 million, $263.8 million and $157.3 million, respectively. Also, during the current quarter, TIPS inflation income was $3.3 million, which was an increase of $909 thousand as compared to the same quarter during the previous year. During the current quarter, premium amortization expense was reduced by $275 thousand due to changes in prepayment speeds on various mortgage-backed and asset-backed securities. The overall average rate earned on investment securities increased 14 basis points from 2.25% in the third quarter of 2014 to 2.39% in the current quarter.

Interest income on long-term securities purchased under agreements to resell increased $589 thousand over the third quarter of 2014, due to increases in average rates earned of 14 basis points and average balances invested of $83.7 million.

The average tax equivalent yield on total interest earning assets was 3.12% in the third quarter of 2015 and was unchanged from the third quarter of 2014.

Total interest expense decreased slightly compared to the third quarter of 2014, mainly due to a $232 thousand decline in interest expense on interest bearing deposits. This decline resulted primarily from a decrease of $358.3 million in total average C.D. balances (mainly in short-term C.D's over $100,000), partly offset by growth of $290.1 million in average money market account balances. In addition, average rates paid on C.D.'s under $100,000 declined by five basis points. Interest expense on borrowings increased $214 thousand, due to higher average balances and higher rates paid on repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .20% in both the third quarter of 2015 and 2014.

Net interest income (T/E) for the first nine months of 2015 was $493.9 million compared to $489.5 million for the same period in 2014. For the first nine months of 2015, the net interest margin was 2.93% compared to 3.05% for the first nine months of 2014.

Total interest income (T/E) for the first nine months of 2015 increased $4.2 million over the same period last year, due to higher loan interest income (T/E) which increased $5.3 million due to a $517.1 million increase in total average loan balances, but was partly offset by a 12 basis point decline in the average rate earned. Most of the increase in loan interest occurred in the business, personal real estate and consumer categories. Partly offsetting this increase was a decline in investment securities interest income (T/E) of $1.5 million. This decrease was mainly due to lower TIPS interest of $8.2 million and lower mortgage-backed securities interest of $1.8 million, but was partly offset by higher interest on government-sponsored enterprise obligations, municipal and asset-backed securities, which increased $3.8 million, $2.5 million, and $2.6 million, respectively. The overall average rate earned on total investment securities declined 12 basis points, partly offset by growth in average balances of $416.9 million, or 4.6%.

Total interest expense for the first nine months of 2015 declined $260 thousand compared to last year. Interest expense on interest bearing deposits decreased $839 thousand, mainly due to lower average rates paid on C.D.'s under $100,000 and lower total C.D. volumes. This decline was partly offset by an increase of $579 thousand in interest expense on borrowings, mainly due to growth in average balances and rates paid on repurchase agreements. The average overall cost of total interest bearing liabilities was .20% during both nine month periods ending September 30, 2015 and 2014.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2015	2014	% change	2015	2014	% change
Bank card transaction fees	$44,635	$44,802	(.4)%	$132,606	$130,963	1.3%
Trust fees	29,630	28,560	3.7	89,747	82,898	8.3
Deposit account charges and other fees	20,674	20,161	2.5	58,810	58,460.6
Capital market fees	2,620	2,783	(5.9)	8,360	9,899	(15.5)
Consumer brokerage services	3,547	3,098	14.5	10,099	8,817	14.5
Loan fees and sales	1,855	1,367	35.7	6,127	3,787	61.8
Other	8,187	11,515	(28.9)	25,917	28,852	(10.2)
Total non-interest income	$111,148	$112,286	(1.0)%	$331,666	$323,676	2.5%
Non-interest income as a % of total revenue*	40.7%	42.1%		41.3%	40.9%
* Total revenue includes net interest income and non-interest income.

In the third quarter of 2015, total non-interest income totaled $111.1 million compared with $112.3 million in the same quarter last year, which was a decrease of $1.1 million, or 1.0%. This decrease was mainly due to several non-recurring transactions recorded in 2014, in addition to lower bank card and capital market fees. These reductions were partly offset by growth in trust, deposit, and mortgage banking fees.

Bank card fees for the current quarter decreased $167 thousand, or .4%, from the third quarter of last year, as a result of lower corporate card interchange fees, which declined 3.1%. This revenue decline was mainly due to the loss of several customers, which reduced sales transactions. Debit card fees grew 3.9%, while credit card fees grew 2.3%. The table below is a summary of bank card transaction fees for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2015	2014	% change	2015	2014	% change
Debit card fees	$9,732	$9,366	3.9%	$28,385	$27,596	2.9%
Credit card fees	6,213	6,073	2.3	17,721	17,617.6
Merchant fees	6,689	6,665.4		19,552	19,504.2
Corporate card fees	22,001	22,698	(3.1)	66,948	66,246	1.1
Total bank card transaction fees	$44,635	$44,802	(.4)%	$132,606	$130,963	1.3%

Trust fees for the quarter increased $1.1 million, or 3.7%, over the same quarter last year, resulting mainly from continued growth in personal (up 3.5%) and institutional (up 6.8%) trust fees. Deposit account fees increased $513 thousand over the same period last year, as corporate cash management fees increased $363 thousand, or 4.3%, and other deposit service charges increased $208 thousand, or 5.3%. Capital market fees declined $163 thousand to $2.6 million in the current quarter as a result of continued lower sales demand, while consumer brokerage services revenue increased $449 thousand, or 14.5%, due to higher advisory and annuity fees. Loan fees and sales increased $488 thousand this quarter mainly due to higher mortgage banking revenue, which resulted from sales of newly originated residential mortgages, as the Company began a new program of selling longer-term fixed rate mortgages in 2015. Other non-interest income decreased $3.3 million, or 28.9%, from the same quarter last year. This decrease was mainly due to a gain of $2.1 million on the sales of branches and income of $885 thousand related to the settlement of outstanding litigation, which were both recorded in the third quarter of 2014. Neither of these transactions recurred in 2015. In addition, fees from the sales of tax credits declined $173 thousand from the same period last year, while fees from the sales of interest rate swaps increased $481 thousand.

Non-interest income for the first nine months of 2015 was $331.7 million compared to $323.7 million in the first nine months of 2014, resulting in an increase of $8.0 million, or 2.5%. Bank card fees increased $1.6 million, or 1.3%, as a result of growth in corporate card fees of $702 thousand, or 1.1%, and debit card fees, which increased $789 thousand, or 2.9%. Trust fee income increased $6.8 million, or 8.3%, as a result of growth in both personal and institutional trust fees. Deposit account fees increased $350 thousand due to growth in corporate cash management fees, partly offset by declines in overdraft fees. Capital market fees decreased $1.5 million, or 15.5%, due to continued lower sales volumes, while consumer brokerage services revenue increased $1.3 million, or 14.5%, due to growth in advisory and annuity fees. Loan fees and sales increased $2.3 million, largely due to the initiative mentioned above, which resulted in year to date mortgage banking fees of $2.9 million in 2015 compared to $205 thousand in 2014. Other non-interest income decreased $2.9 million, or 10.2%, due to the non-recurring transactions mentioned above, in addition to higher net losses of $1.5 million on bank facilities sold or held for sale during the current period. These declines in revenue were partly offset by growth of $2.3 million in interest rate swap fees.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
Available for sale:
Common stock	$—	$—	$—	$1,570
U.S. government bonds	—	—	1,263	(5,197)
Municipal securities	—	—	1,262	—
Corporate bonds	—	—	6	—
Asset-backed securities	—	—	282	—
OTTI losses on non-agency mortgage-backed bonds	—	(371)	(483)	(1,348)
Non-marketable:
Private equity investments	(378)	3,366	5,470	15,449
Total investment securities gains (losses), net	$(378)	$2,995	$7,800	$10,474

Net gains and losses on investment securities which were recognized in earnings during the three months and nine months ended September 30, 2015 and 2014 are shown in the table above. Net securities losses amounted to $378 thousand in the third quarter of 2015, while net securities gains of $7.8 million were recorded in the first nine months of 2015. Included in these net gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $47.4 million at September 30, 2015. During the current quarter, no additional credit-related impairment losses were recorded. The total losses for the first nine months of 2015 amounted to $483 thousand.

Also shown above are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments and gains and losses realized upon disposition. In 2014, these included a gain of $19.5 million related to the sale of an investment which had been held by the Company for many years. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $1.9 million during the first nine months of 2015 and income of $618 thousand during the first nine months of 2014.

During the first half of 2015, the Company sold $114.6 million of municipal bonds, $48.1 million of U.S. Treasury inflation-protected bonds and $506.4 million of asset-backed bonds, realizing gains of $2.8 million. Most of these sales were part of a plan to extend the duration of the securities portfolio and improve net interest margins. During the first half of 2014, the Company sold $36.2 million of U.S. Treasury inflation-protected bonds, realizing a loss of $5.2 million, and recorded a $1.6 million gain upon the donation of appreciated common stock.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2015	2014	% change	2015	2014	% change
Salaries and employee benefits	$100,874	$95,462	5.7%	$298,603	$284,574	4.9%
Net occupancy	11,247	11,585	(2.9)	33,807	34,352	(1.6)
Equipment	4,789	4,593	4.3	14,171	13,622	4.0
Supplies and communication	5,609	5,302	5.8	16,416	16,487	(.4)
Data processing and software	21,119	19,968	5.8	61,670	58,633	5.2
Marketing	4,343	4,074	6.6	12,568	11,704	7.4
Deposit insurance	2,981	2,899	2.8	9,001	8,685	3.6
Other	20,300	17,957	13.0	54,043	58,298	(7.3)
Total non-interest expense	$171,262	$161,840	5.8%	$500,279	$486,355	2.9%

Non-interest expense for the third quarter of 2015 amounted to $171.3 million, an increase of $9.4 million, or 5.8%, compared with $161.8 million in the third quarter of last year. Salaries expense increased $4.5 million, or 5.5%, mainly due to higher full-time salaries, incentives and stock-based compensation expense. Employee benefits expense also increased $906 thousand, or 6.5%, mostly due to higher corporate 401(k) contributions. Growth in salaries expense resulted partly from staffing additions, mainly in the areas of residential lending, commercial banking, trust, information technology and other supporting units. Full-time equivalent employees totaled 4,770 at September 30, 2015 compared to 4,740 at September 30, 2014. Compared to the third quarter of last year, occupancy expense decreased 2.9%, while equipment expense grew 4.3% and supplies and communication expense increased 5.8%, mainly due to higher supplies expense. Data processing and software costs increased by $1.2 million, or 5.8%, mainly due to higher software license costs and bank card processing costs. Other non-interest expense increased $2.3 million compared to the previous year. This increase was partly due to loss recoveries of $1.5 million recorded in the third quarter of 2014, resulting from the settlement of past litigation. Current quarter operating losses were mainly comprised of bank card fraud losses, which totaled $2.2 million, an increase of $1.2 million over the same quarter last year. During the third quarter of 2015, the Company also contributed $400 thousand to a charitable foundation. These increases were partly offset by declines in legal fees, loan collection fees and branch site impairment costs.

For the first nine months of 2015, non-interest expense amounted to $500.3 million, an increase of $13.9 million, or 2.9%, compared with $486.4 million in the same period last year. Salaries and benefits expense increased by $14.0 million, or 4.9%, mainly due to higher full-time salaries, incentives, stock-based compensation, pension and 401(k) expense, partly offset by lower medical costs. Occupancy expense decreased $545 thousand, mainly due to lower building depreciation and real estate tax expense, while equipment expense increased $549 thousand, due to higher equipment depreciation and service contract expense. Supplies and communication expense declined slightly, while marketing expense was higher by $864 thousand, or 7.4%. Data processing and software expense increased $3.0 million, or 5.2%, mainly due to higher software license costs, online subscription services, and bank card processing costs. Other non-interest expense decreased $4.3 million, or 7.3%, from the prior period and included a recovery of $2.8 million in 2015 related to a letter of credit exposure which had been drawn upon and subsequently paid off. During the second quarter of 2014, the Company donated appreciated securities of $1.7 million to a charitable foundation, while in the current year, the Company contributed $500 thousand, thus reducing contribution expense in the current year by $1.2 million. In addition, lower costs were recorded for bank card rewards expense (down $1.2 million) and legal fees (down $1.3 million), while impairment costs on surplus branch sites declined $1.5 million compared to the previous year. These decreases were partly offset by the loss recoveries in 2014 mentioned above, coupled with higher bank card fraud losses of $2.1 million in the current period.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	2015	2014
Provision for loan losses	$8,364	$6,757	$7,652	$19,541	$24,867
Net loan charge-offs (recoveries):
Commercial:
Business	(175)	(239)	(145)	(255)	130
Real estate-construction and land	(67)	(309)	(477)	(1,322)	(1,400)
Real estate-business	(22)	764	(123)	493	339
Personal Banking:
Real estate-personal	(69)	(47)	153	(17)	335
Consumer	2,435	1,849	2,054	6,027	6,248
Revolving home equity	49	103	150	192	(88)
Consumer credit card	5,784	6,424	5,898	18,560	18,636
Overdrafts	429	212	142	863	667
Total net loan charge-offs	$8,364	$8,757	$7,652	$24,541	$24,867

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	2015	2014
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	(.02)%	(.02)%	(.01)%	(.01)%	—%
Real estate-construction and land	(.06)	(.29)	(.45)	(.40)	(.44)
Real estate-business	—	.13	(.02)	.03	.02
Personal Banking:
Real estate-personal	(.01)	(.01)	.03	—	.02
Consumer	.52	.41	.50	.45	.52
Revolving home equity	.04	.10	.14	.06	(.03)
Consumer credit card	3.08	3.51	3.10	3.34	3.31
Overdrafts	32.52	18.85	12.77	22.55	18.45
Total annualized net loan charge-offs	.28%	.30%	.27%	.28%	.30%
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

Net loan charge-offs in the third quarter of 2015 amounted to $8.4 million, compared with $8.8 million in the prior quarter and $7.7 million in the third quarter of last year. The decrease in current quarter net charge-offs from the previous quarter was mainly due to declines in business real estate and consumer credit card net loan charge-offs of $786 thousand and $640 thousand, respectively. These decreases in net loan charge-offs were partially offset by an increase of $586 thousand in net loan charge-offs on consumer loans, as well as increases on net loan charge-offs of construction loans and overdrafts of $242 thousand and $217 thousand, respectively. Compared to the third quarter of 2014, net loan charge-offs grew $712 thousand in the current quarter. The increase in net loan charge-offs this quarter compared to the same quarter last year was primarily due to increases of $410 thousand and $381 thousand in net loan charge-offs on construction and consumer loans, respectively.

For the three months ended September 30, 2015, the ratio of annualized total net loan charge-offs to total average loans was .28%, compared to .30% in the previous quarter and .27% in the same quarter last year. Annualized net charge-offs on average consumer credit card loans were 3.08% in the current quarter, compared with 3.51% in the previous quarter and 3.10% in the same period last year. Consumer loan net charge-offs in the current quarter amounted to .52% of average consumer loans, compared to .41% in the previous quarter and .50% in the same quarter last year.

The provision for loan losses in the current quarter totaled $8.4 million and matched net loan charge-offs in the quarter. Compared to the previous quarter, the provision for loan losses for the third quarter of 2015 increased $1.6 million, and was $712 thousand higher than the provision for loan losses for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, net loan charge-offs totaled $24.5 million compared to net loan charge-offs of $24.9 million for the first nine months in 2014. The decrease in net loan charge-offs was due to declines of $385 thousand, $352 thousand, and $221 thousand in net charge-offs on business, personal real estate, and consumer loans, respectively. These declines were partially offset by increases in net loan charge-offs on revolving home equity, overdraft and business real estate loans. During the first nine months of 2015, the provision was $5.0 million lower than net loan charge-offs, while the provision matched net loan charge-offs during the nine months ended September 30, 2014.

At September 30, 2015, the allowance for loan losses amounted to $151.5 million and was 1.24% of total loans and 588% of total non-accrual loans. At December 31, 2014, the allowance for loan losses amounted to $156.5 million and was 1.36% of total loans and 384% of total non-accrual loans.

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

(Dollars in thousands)	September 30, 2015	December 31, 2014
Non-accrual loans	$25,779	$40,775
Foreclosed real estate	3,053	5,476
Total non-performing assets	$28,832	$46,251
Non-performing assets as a percentage of total loans	.24%	.40%
Non-performing assets as a percentage of total assets	.12%	.19%
Total loans past due 90 days and still accruing interest	$14,707	$13,658

Non-accrual loans, which are also classified as impaired, totaled $25.8 million at September 30, 2015, and decreased $15.0 million from December 31, 2014. The decline from December 31, 2014 occurred mainly in business real estate estate loans, which decreased $12.8 million largely due to the payoff of a single loan. At September 30, 2015, non-accrual loans were comprised mainly of business (45.4%), business real estate (19.6%), and personal real estate (19.3%) loans. Foreclosed real estate totaled $3.1 million at September 30, 2015, a decrease of $2.4 million when compared to December 31, 2014. Total loans past due 90 days or more and still accruing interest were $14.7 million as of September 30, 2015, an increase of $1.0 million when compared to December 31, 2014. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $85.5 million at September 30, 2015 compared with $81.2 million at December 31, 2014, resulting in an increase of $4.3 million, or 5.3%. The change in potential problem loans was largely comprised of an increase of $6.9 million in business loans, mainly due to several large commercial and industrial loans, and an increase of $4.9 million in business real estate, offset by a decrease of $6.9 million in construction loans.

(In thousands)	September 30, 2015	December 31, 2014
Potential problem loans:
Business	$30,793	$23,919
Real estate – construction and land	1,768	8,654
Real estate – business	49,996	45,140
Real estate – personal	2,943	3,469
Total potential problem loans	$85,500	$81,182

At September 30, 2015, the Company had $46.7 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $12.5 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 4.4% of total loans outstanding at September 30, 2015.

(Dollars in thousands)	September 30, 2015	% of Total	% of Total Loans	December 31, 2014	% of Total	% of Total Loans
Residential land and land development	$68,388	12.8%	.6%	$82,072	20.3%	.7%
Residential construction	127,724	23.9	1.0	108,058	26.8	1.0
Commercial land and land development	56,069	10.5	.5	62,379	15.5	.5
Commercial construction	282,244	52.8	2.3	150,998	37.4	1.3
Total real estate - construction and land loans	$534,425	100.0%	4.4%	$403,507	100.0%	3.5%

Real Estate – Business Loans

Total business real estate loans were $2.3 billion at September 30, 2015 and comprised 18.7% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2015, 43.0% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	September 30, 2015	% of Total	% of Total Loans	December 31, 2014	% of Total	% of Total Loans
Owner-occupied	$981,989	43.0%	8.0%	$1,017,099	44.4%	8.9%
Retail	313,232	13.7	2.6	305,296	13.3	2.7
Multi-family	202,251	8.8	1.7	200,295	8.8	1.7
Office	218,970	9.6	1.8	230,798	10.1	2.1
Farm	166,489	7.3	1.4	151,788	6.6	1.3
Hotels	141,614	6.2	1.2	158,348	6.9	1.4
Industrial	113,749	4.9	.9	94,266	4.2	.8
Other	147,719	6.5	1.1	130,325	5.7	1.1
Total real estate - business loans	$2,286,013	100.0%	18.7%	$2,288,215	100.0%	20.0%

Real Estate – Personal Loans

The Company's $1.9 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 48, recent loss rates have remained low, and at September 30, 2015, loans past due over 30 days increased $3.1 million and non-accrual loans decreased $1.2 million compared to December 31, 2014. Also, as shown in Note 2, only 4.3% of this portfolio has FICO scores of less than 660. Approximately $15.8 million, or .8%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At September 30, 2015, loans with no mortgage insurance and an original LTV higher than 80% totaled $144.1 million compared to $143.8 million at December 31, 2014.

Revolving Home Equity Loans

The Company has $428.9 million in revolving home equity loans at September 30, 2015 that are generally collateralized by residential real estate. Most of these loans (93.5%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2015, the outstanding principal of loans with an original LTV higher than 80% was $62.2 million, or 14.5% of the portfolio, compared to $63.1 million as of December 31, 2014. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $5.0 million at September 30, 2015 compared to $2.4 million at December 31, 2014.  The weighted average FICO score for the total current portfolio balance is 772. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2015 through 2017, approximately 30% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 83% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $305.4 million and $291.9 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, $84.4 million of this portfolio had an LTV higher than 80% compared to a balance of $80.4 million at the end of 2014.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled 1% of the outstanding balance of fixed rate home equity loans at September 30, 2015. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $5.1 million in new fixed rate home equity loans were written with these LTV ratios during the first nine months of 2015.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by the net charge-offs (recoveries) on these loans in the first nine months of 2015 of ($17 thousand), $192 thousand, and $37 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans, which are characterized as new loans to customers with FICO scores below 660. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by passenger vehicles (mainly automobiles and motorcycles), marine and RVs. Outstanding balances for these loans were $1.2 billion at both September 30, 2015 and December 31, 2014. The balances over 30 days past due amounted to $16.0 million at September 30, 2015 compared to $14.5 million at the end of 2014 and comprised 1.3% of the outstanding balances of these loans at both September 30, 2015 and December 31, 2014. For the nine months ended September 30, 2015, $617.4 million of new passenger vehicle loans were originated, compared to $617.0 million during the full year of 2014.  The Company's balance of marine and RV loans totaled $152.3 million at September 30, 2015. The net charge-offs on marine and RV loans declined from $1.8 million in the first nine months of 2014, to $1.6 million in the first nine months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2015 of $756.1 million in consumer credit card loans outstanding, approximately $171.4 million, or 22.7%, carried a low promotional rate. Within the next six months, $40.7 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending

The Company's energy lending portfolio totaled $137.1 million at September 30, 2015. The portfolio was comprised of lending to the petroleum and natural gas sectors and included $68.9 million in loans related to extraction, $29.1 million of loans in the mid-stream shipping and storage sector, $23.8 million of loans in the downstream distribution and refining sector, and $15.3 million of loans for support activities.

Shared National Credits

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $670.1 million at

September 30, 2015, compared to $508.0 million at December 31, 2014. Additional unfunded commitments at September 30, 2015 totaled $1.1 billion.

Income Taxes

Income tax expense was $28.0 million in the third quarter of 2015, compared to $32.5 million in the second quarter of 2015 and $31.5 million in the third quarter of 2014. The Company's effective tax rate, including the effect of non-controlling interest, was 30.2% in the third quarter of 2015, compared to 30.4% in the second quarter of 2015 and 31.6% in the third quarter of 2014. Income tax expense for the first nine months of 2015 was $88.9 million, compared to $92.2 million for the same period during the previous year, resulting in effective tax rates of 30.8% and 31.7%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily driven by a tax benefit related to changes in Missouri state tax apportionment rules. The Company recorded a benefit of approximately $2.0 million during the second quarter of 2015, followed by an additional $1.5 million during the third quarter of 2015.

Financial Condition

Balance Sheet

Total assets of the Company were $24.0 billion at both September 30, 2015 and December 31, 2014. Earning assets (excluding fair value adjustments on investment securities) amounted to $22.7 billion at both September 30, 2015 and December 31, 2014, and consisted of 54% in loans and 42% in investment securities.

At September 30, 2015, total loans increased $759.2 million, or 6.6%, compared with balances at December 31, 2014. On an overall basis, the largest contributions to loan growth occurred in business, consumer, and construction loans, which increased $436.9 million, $181.7 million, and $130.9 million, respectively, over year end balances. The increase in business loans included growth in commercial and industrial, tax free, and commercial credit card loans. Demand for automobile and other consumer loans remained strong during the period as outstanding balances grew by $208.0 million. Fixed rate home equity loans also grew by $13.5 million. However, marine and RV loans, also included in the consumer loan portfolio, continued to run off during the period by $39.9 million. Personal real estate loan balances grew $37.6 million during the first nine months of 2015; additionally, the Company originated and sold $71.5 million of longer-term fixed rate loans during this period. Declines in consumer credit card loans (down $26.3 million), business real estate loans (down $2.2 million) and revolving home equity loans (down $1.9 million) partially offset other loan growth.

Available for sale investment securities, excluding fair value adjustments, decreased by $45.7 million at September 30, 2015 compared to December 31, 2014. Purchases during this period totaled $2.6 billion, entirely offset by maturities, sales and pay downs of $2.6 billion. The largest decrease in outstanding balances occurred in asset-backed securities, which decreased by $505.1 million. This decline was partially offset by an increase in non-agency mortgage-backed securities of $432.6 million. At September 30, 2015, the duration of the investment portfolio was 2.8 years, and maturities and pay downs of approximately $1.8 billion are expected to occur during the next 12 months.

Total deposits at September 30, 2015 totaled $19.0 billion and decreased $489.0 million compared to December 31, 2014. Interest checking deposits decreased by $421.9 million, or 31.2%, C.D. accounts decreased by $130.6 million, or 6.2%, and non-interest bearing deposits decreased by $112.1 million, or 1.6%. These decreases were partially offset by an increase in money market deposits of $115.0 million.

Total borrowings were $2.3 billion at September 30, 2015 compared to $2.0 billion at December 31, 2014. Short-term borrowings of federal funds purchased and customer repurchase agreements totaled $2.2 billion at September 30, 2015, an increase of $330.7 million compared to balances of $1.9 billion at December 31, 2014. The overall increase in these balances was due to an increase of $557.9 million in federal funds purchased, offset by a decline of $227.2 million in customer repurchase agreements.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2015	June 30, 2015	December 31, 2014
Liquid assets:
Available for sale investment securities	$9,472,959	$9,221,821	$9,523,560
Federal funds sold	32,550	26,875	32,485
Long-term securities purchased under agreements to resell	975,000	1,050,000	1,050,000
Balances at the Federal Reserve Bank	42,078	264,683	600,744
Total	$10,522,587	$10,563,379	$11,206,789

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $32.6 million as of September 30, 2015. Long-term resale agreements, maturing in 2015 through 2018, totaled $975.0 million at September 30, 2015. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $1.0 billion in fair value at September 30, 2015. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $42.1 million at September 30, 2015. The fair value of the available for sale investment portfolio was $9.5 billion at September 30, 2015 and included an unrealized net gain in fair value of $141.2 million. The total net unrealized gain included net gains of $78.2 million on mortgage and asset-backed securities, $33.8 million on common and preferred stock held by the Parent, and $26.9 million on state and municipal obligations.

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

(In thousands)	September 30, 2015	June 30, 2015	December 31, 2014
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$257,587	$276,264	$362,920
FHLB borrowings and letters of credit	33,026	35,823	40,978
Securities sold under agreements to repurchase	2,154,330	2,277,349	2,389,093
Other deposits and swaps	1,892,212	2,006,965	1,861,001
Total pledged securities	4,337,155	4,596,401	4,653,992
Unpledged and available for pledging	3,297,261	2,865,353	3,107,968
Ineligible for pledging	1,838,543	1,760,067	1,761,600
Total available for sale securities, at fair value	$9,472,959	$9,221,821	$9,523,560

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2015, such deposits totaled $17.0 billion and represented 89.5% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.2 billion at September 30, 2015. These accounts are normally considered more volatile and higher costing and comprised 6.2% of total deposits at September 30, 2015.

(In thousands)	September 30, 2015	June 30, 2015	December 31, 2014
Core deposit base:
Non-interest bearing	$6,699,873	$6,886,509	$6,811,959
Interest checking	930,863	1,029,888	1,352,759
Savings and money market	9,364,397	9,339,143	9,188,842
Total	$16,995,133	$17,255,540	$17,353,560

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	September 30, 2015	June 30, 2015	December 31, 2014
Borrowings:
Federal funds purchased	$561,700	$350	$3,840
Securities sold under agreements to repurchase	1,631,497	1,665,693	1,858,678
FHLB advances	103,831	103,843	104,058
Total	$2,297,028	$1,769,886	$1,966,576

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.6 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $103.8 million at September 30, 2015. These advances have fixed interest rates, and all mature in or before 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2015.

	September 30, 2015
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,390,288	$1,265,465	$3,655,753
Advances outstanding	(103,831)	—	(103,831)
Letters of credit issued	(130,690)	—	(130,690)
Available for future advances	$2,155,767	$1,265,465	$3,421,232

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $642.0 million during the first nine months of 2015, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $278.8 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $624.7 million. These activities included $2.6 billion in sales, maturity and pay downs of investment securities, offset by purchases of $2.5 billion, in addition to a net increase in loans of $782.6 million. Financing activities used cash of $296.1 million, resulting from a net decrease in deposits of $450.4 million. In addition, cash was used to fund dividends paid on common and preferred stock of $70.8 million and a new $100.0 million accelerated share repurchase (ASR) program, as mentioned below. These cash outlays were partially offset by a net increase of $330.7 million in borrowings of federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets.  Also, a new Tier I common risk-based ratio was defined.  The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments, certain asset-backed securities, and construction loans. Under the Basel III requirements, at September 30, 2015 the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	September 30, 2015	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$17,511,407
Tier I common risk-based capital	2,021,338
Tier I risk-based capital	2,166,122
Total risk-based capital	2,333,933
Tier I common risk-based capital ratio	11.54%	7.00%	6.50%
Tier I risk-based capital ratio	12.37%	8.50%	8.00%
Total risk-based capital ratio	13.33%	10.50%	10.00%
Tier I leverage ratio	9.31%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

At September 30, 2015, the Company’s risk-weighted assets increased to $17.5 billion compared to $15.5 billion at December 31, 2014, as calculated under the Basel I capital rules.  Tier I risk-based capital and Total risk-based capital were $2.2 billion and $2.3 billion, respectively, at September 30, 2015 under Basel III rules, and were relatively unchanged from the Basel I amounts at December 31, 2014.  Tier I and Total risk-based capital ratios for September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Tier I risk-based capital ratio	12.37%	13.74%
Total risk-based capital ratio	13.33%	14.86%

The Company maintains a treasury stock buyback program and in 2014 entered into a $200.0 million ASR program, which settled in June 2015. The Company received a total of 4.7 million shares of its common stock under this ASR program. In May 2015, the Company entered into a second ASR program totaling $100.0 million and received 1.8 million shares of its common stock at that time. In August 2015, the second ASR program was completed according to its contract terms, and the Company received an additional 351,620 shares. These transactions are further discussed in Note 7 to the consolidated financial statements. In addition to ASR program activity, the Company purchased 126,222 shares of treasury stock this quarter at an average price of $44.14.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock in each of the first three quarters of 2015, which was a 5% increase compared to its 2014 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2015 totaled $9.9 billion (including approximately $4.7 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $335.0 million and $5.5 million, respectively, at September 30, 2015. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $2.6 million at September 30, 2015.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first nine months of 2015, purchases and sales of tax credits amounted to $33.7 million and $14.3 million, respectively. At September 30, 2015, the Company expected to fund outstanding purchase commitments of $28.5 million in 2015 and $57.1 million in 2016.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2015 and 2014.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2015
Net interest income	$199,265	$218,386	$31,921	$449,572	$22,261	$471,833
Provision for loan losses	(25,500)	842	114	(24,544)	5,003	(19,541)
Non-interest income	87,409	144,684	102,336	334,429	(2,763)	331,666
Investment securities gains, net	—	—	—	—	7,800	7,800
Non-interest expense	(203,446)	(199,027)	(81,498)	(483,971)	(16,308)	(500,279)
Income before income taxes	$57,728	$164,885	$52,873	$275,486	$15,993	$291,479
Nine Months Ended September 30, 2014
Net interest income	$198,533	$214,406	$29,713	$442,652	$25,623	$468,275
Provision for loan losses	(25,816)	803	463	(24,550)	(317)	(24,867)
Non-interest income	84,331	142,326	94,870	321,527	2,149	323,676
Investment securities gains, net	—	—	—	—	10,474	10,474
Non-interest expense	(197,220)	(188,223)	(72,606)	(458,049)	(28,306)	(486,355)
Income before income taxes	$59,828	$169,312	$52,440	$281,580	$9,623	$291,203
Increase (decrease) in income before income taxes:
Amount	$(2,100)	$(4,427)	$433	$(6,094)	$6,370	$276
Percent	(3.5)%	(2.6)%	.8%	(2.2)%	66.2%	.1%

Consumer

For the nine months ended September 30, 2015, income before income taxes for the Consumer segment decreased $2.1 million, or 3.5%, compared to the first nine months of 2014. This decrease was mainly due to an increase in non-interest expense of $6.2 million, or 3.2%. This increase to expense was partly offset by increases of $3.1 million in non-interest income and $732 thousand in net interest income, as well as a decrease of $316 thousand in the provision for loan losses. Net interest income increased due to a $963 thousand decrease in deposit interest expense and an increase of $730 thousand in loan interest income, partly offset by a $961 thousand decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income increased mainly due to growth in mortgage banking revenue and debit card fees, partly offset by a decline in deposit fees (mainly overdraft and return item fees). Non-interest expense increased over the same period in the previous year due to increases in bank card fraud losses, mortgage operations and teller servicing costs, and allocated administrative support costs. These increases were partly offset by declines in bank card rewards expense and deposit operations servicing costs. The provision for loan losses totaled $25.5 million, a $316 thousand decrease from the first nine months of 2014, which was mainly due to lower losses on fixed rate home equity loans, partly offset by higher personal loan net charge-offs resulting from growth in the auto loan portfolio.

Commercial

For the nine months ended September 30, 2015, income before income taxes for the Commercial segment decreased $4.4 million, or 2.6%, compared to the same period in the previous year. This decrease was mainly due to higher non-interest expense, partly offset by growth in net interest income and non-interest income. Net interest income increased $4.0 million, or 1.9%, due to an increase in net allocated funding credits and loan interest income, partly offset by higher borrowings expense. Non-interest income increased by $2.4 million, or 1.7%, over the previous year due to growth in swap fees, corporate cash management fees, corporate bank card fees and gains on the sales of leased assets, partly offset by lower capital market fees. Non-interest expense increased $10.8 million, or 5.7%, mainly due to increases in salaries and benefits expense, deposit operations servicing costs and information technology support costs. These increases were partly offset by lower allocated teller servicing costs and a recovery related to a letter of credit exposure. The provision for loan losses decreased $39 thousand over the same period last year, due to higher net recoveries on business loans of $387 thousand, partly offset by higher net charge-offs on business real estate loans of $155 thousand.

Wealth

Wealth segment pre-tax profitability for the nine months ended September 30, 2015 increased $433 thousand, or .8%, over the same period in the previous year. Net interest income increased $2.2 million, mainly due to an increase of $1.9 million in loan interest income. Non-interest income increased $7.5 million, or 7.9%, over the prior year due to higher personal and institutional trust fees, in addition to higher advisory and annuity brokerage fees. Non-interest expense increased $8.9 million, or 12.2%, mainly due to higher full-time salary costs and incentive compensation, higher allocated administrative support costs, and loss recoveries related to past litigation that were recorded in the prior year. The provision for loan losses increased by $349 thousand, mainly due to lower recoveries on revolving home equity loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $6.4 million. This increase was partly due to lower unallocated non-interest expense of $12.0 million. Also, the unallocated loan loss provision decreased $5.3 million, due to the excess of total net charge-offs over total provision in the first nine months of 2015. Partly offsetting these effects was lower unallocated net interest income of $3.4 million and non-interest income of $4.9 million.

Regulatory Changes Affecting the Banking Industry

In October 2012, the Federal Reserve, as required by the Dodd-Frank Act, approved new stress testing regulations applicable to certain financial companies with total consolidated assets of more than $10 billion but less than $50 billion. The rule requires that these financial companies, including the Company, conduct stress tests on an annual basis. The Company submitted its first regulatory report on its stress test results to the Federal Reserve in March 2014, and in June 2015, the Company made its first public disclosures of the results of the 2015 stress tests performed under the severely adverse scenario. In 2016, the Company will submit its stress test results to the Federal Reserve in July and will disclose the results to the public in October.

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

In July 2013 the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company was compliant with revised minimum regulatory capital ratios and began the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. The Company's capital at September 30, 2015 is in excess of the capital adequacy guidelines effective on January 1, 2019, the date in which the transition period ends. The Company was also compliant with required risk-weighted asset calculations effective January 1, 2015. At September 30, 2015, the Company's capital levels are well above minimum requirements and are considered "well-capitalized" under the new rules.

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

Revenue from Contracts with Customers The FASB issued ASU 2014-09, "Revenue from Contracts with Customers", in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU, the amendments are effective for interim and annual periods beginning January 1, 2017 and must be applied retrospectively. However, the FASB has approved the deferral of the effective date for one year. The Company is in the process of evaluating the impact of the ASU's adoption on the consolidated financial statements, including potential changes to the Company's accounting for brokerage commissions, investment and trust fees, real-estate sales, and credit card loyalty programs.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2015 and 2014

	Third Quarter 2015			Third Quarter 2014
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,221,478	$29,101	2.73%	$3,964,115	$28,086	2.81%
Real estate — construction and land	476,331	4,227	3.52	422,241	4,028	3.78
Real estate — business	2,284,928	21,368	3.71	2,285,520	21,911	3.80
Real estate — personal	1,911,469	17,961	3.73	1,834,502	17,437	3.77
Consumer	1,861,636	18,786	4.00	1,645,434	17,247	4.16
Revolving home equity	434,355	3,829	3.50	428,928	4,079	3.77
Consumer credit card	746,066	21,797	11.59	755,289	21,829	11.47
Overdrafts	5,233	—	—	4,412	—	—
Total loans	11,941,496	117,069	3.89	11,340,441	114,617	4.01
Loans held for sale	4,471	48	4.26	—	—	—
Investment securities:
U.S. government and federal agency obligations	402,591	4,453	4.39	498,926	3,899	3.10
Government-sponsored enterprise obligations	887,631	3,949	1.77	763,621	3,145	1.63
State and municipal obligations(A)	1,805,931	15,676	3.44	1,787,463	15,426	3.42
Mortgage-backed securities	3,217,589	20,053	2.47	2,953,762	19,922	2.68
Asset-backed securities	2,546,982	7,388	1.15	2,804,362	6,258.89
Other marketable securities(A)	302,323	2,023	2.65	147,832	905	2.43
Trading securities(A)	22,283	153	2.72	19,736	117	2.35
Non-marketable securities(A)	114,062	2,380	8.28	94,759	1,848	7.74
Total investment securities	9,299,392	56,075	2.39	9,070,461	51,520	2.25
Federal funds sold and short-term securities
purchased under agreements to resell	21,012	21.40		36,804	30.32
Long-term securities purchased
under agreements to resell	1,007,606	3,273	1.29	923,912	2,684	1.15
Interest earning deposits with banks	160,687	103.25		113,964	71.25
Total interest earning assets	22,434,664	176,589	3.12	21,485,582	168,922	3.12
Allowance for loan losses	(150,890)			(161,041)
Unrealized gain on investment securities	118,404			150,284
Cash and due from banks	367,143			380,501
Land, buildings and equipment, net	359,481			352,779
Other assets	380,115			373,485
Total assets	$23,508,917			$22,581,590
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$739,172	237.13		$675,276	239.14
Interest checking and money market	9,619,621	3,119.13		9,355,788	3,161.13
Time open & C.D.'s of less than $100,000	820,792	786.38		923,250	1,010.43
Time open & C.D.'s of $100,000 and over	1,171,617	1,554.53		1,427,499	1,518.42
Total interest bearing deposits	12,351,202	5,696.18		12,381,813	5,928.19
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,677,322	483.11		1,329,397	287.09
Other borrowings	103,875	898	3.43	105,085	880	3.32
Total borrowings	1,781,197	1,381.31		1,434,482	1,167.32
Total interest bearing liabilities	14,132,399	7,077.20%		13,816,295	7,095.20%
Non-interest bearing deposits	6,781,592			6,293,402
Other liabilities	250,626			185,329
Equity	2,344,300			2,286,564
Total liabilities and equity	$23,508,917			$22,581,590
Net interest margin (T/E)		$169,512			$161,827
Net yield on interest earning assets			3.00%			2.99%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2015 and 2014

	Nine Months 2015			Nine Months 2014
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,130,276	$85,964	2.78%	$3,916,797	$83,537	2.85%
Real estate — construction and land	441,307	12,048	3.65	424,572	11,978	3.77
Real estate — business	2,284,875	64,240	3.76	2,300,411	66,332	3.86
Real estate — personal	1,893,510	53,493	3.78	1,801,456	51,353	3.81
Consumer	1,803,305	53,815	3.99	1,594,095	50,848	4.26
Revolving home equity	431,522	11,536	3.57	424,074	12,185	3.84
Consumer credit card	743,052	64,747	11.65	753,058	64,434	11.44
Overdrafts	5,117	—	—	4,833	—	—
Total loans	11,732,964	345,843	3.94	11,219,296	340,667	4.06
Loans held for sale	3,440	108	4.20	—	—	—
Investment securities:
U.S. government and federal agency obligations	427,488	4,928	1.54	496,719	14,059	3.78
Government-sponsored enterprise obligations	977,183	13,403	1.83	775,941	9,576	1.65
State and municipal obligations(A)	1,788,436	46,735	3.49	1,686,829	44,204	3.50
Mortgage-backed securities	3,106,760	59,587	2.56	3,017,555	61,409	2.72
Asset-backed securities	2,840,011	21,474	1.01	2,839,366	18,894.89
Other marketable securities(A)	237,863	4,630	2.60	150,193	2,753	2.45
Trading securities(A)	19,607	407	2.78	19,282	326	2.26
Non-marketable securities(A)	110,389	7,180	8.70	104,954	8,573	10.92
Total investment securities	9,507,737	158,344	2.23	9,090,839	159,794	2.35
Federal funds sold and short-term securities
purchased under agreements to resell	15,338	45.39		28,450	80.38
Long-term securities purchased
under agreements to resell	1,035,712	9,994	1.29	997,618	9,778	1.31
Interest earning deposits with banks	215,426	404.25		138,493	259.25
Total interest earning assets	22,510,617	514,738	3.06	21,474,696	510,578	3.18
Allowance for loan losses	(153,308)			(160,884)
Unrealized gain on investment securities	152,456			118,668
Cash and due from banks	378,839			378,219
Land, buildings and equipment, net	360,537			352,291
Other assets	383,948			378,619
Total assets	$23,633,089			$22,541,609
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$726,779	648.12		$669,996	640.13
Interest checking and money market	9,735,047	9,303.13		9,438,859	9,424.13
Time open & C.D.'s of less than $100,000	844,375	2,484.39		950,701	3,193.45
Time open & C.D.'s of $100,000 and over	1,225,952	4,468.49		1,406,113	4,485.43
Total interest bearing deposits	12,532,153	16,903.18		12,465,669	17,742.19
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,637,144	1,271.10		1,236,407	753.08
Other borrowings	103,906	2,667	3.43	105,124	2,606	3.31
Total borrowings	1,741,050	3,938.30		1,341,531	3,359.33
Total interest bearing liabilities	14,273,203	20,841.20%		13,807,200	21,101.20%
Non-interest bearing deposits	6,716,334			6,254,166
Other liabilities	275,012			204,689
Equity	2,368,540			2,275,554
Total liabilities and equity	$23,633,089			$22,541,609
Net interest margin (T/E)		$493,897			$489,477
Net yield on interest earning assets			2.93%			3.05%
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

The tables below compute the effects of gradual rising interest rates over a twelve month period on the Company’s net interest income, assuming a static balance sheet with the exception of deposit attrition. The difference between the two simulations is the amount of deposit attrition incorporated, which is shown in the tables below. In both simulations, three rising rate scenarios were selected as shown in the tables, and net interest income was calculated and compared to a base scenario in which assets, liabilities and rates remained constant over a twelve month period.  For each of the simulations, interest rates applicable to each interest earning asset or interest bearing liability were ratably increased during the year (by either 100, 200 or 300 basis points).  The balances contained in the balance sheet were assumed not to change over the twelve month period, except that as presented in the tables below, it was assumed certain non-maturity type deposit attrition would occur, as a result of higher interest rates, and would be replaced with short-term federal funds borrowings.

The simulations reflect two different assumptions related to deposit attrition. The Company utilizes these simulations both for monitoring interest rate risk and for liquidity planning purposes. While the future effects of rising rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and their effect on the Company’s performance.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising rates and falling rates and has adopted strategies which minimize impacts to overall interest rate risk.

Simulation A	September 30, 2015			June 30, 2015
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$8.3	1.29%	$(378.9)	$16.0	2.53%	$(375.8)
200 basis points rising	9.1	1.41	(269.4)	15.6	2.47	(271.4)
100 basis points rising	7.5	1.17	(148.9)	10.9	1.74	(151.2)

Simulation B	September 30, 2015			June 30, 2015
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(9.8)	(1.53)%	$(1,295.5)	$(4.2)	(.67)%	$(1,402.8)
200 basis points rising	(3.5)	(.54)	(1,190.9)	1.6	.26	(1,302.9)
100 basis points rising	2.0	.32	(825.6)	4.9	.78	(907.8)

The difference in these two simulations is the degree in which deposits are modeled to decline as noted in the above table.  Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $7.5 million, while a gradual increase in rates of 200 basis points would increase net interest income by $9.1 million.  An increase in rates of 300 basis points would result an increase in net interest income of $8.3 million, slightly lower than the 200 basis points scenario because deposit attrition is assumed to be higher.  The change in net interest income from the base calculation at September 30, 2015 was lower than projections made at June 30, 2015 largely due to a decline in deposits during the third quarter 2015, offset by increased short-term borrowings at higher rates.  Also, the Company's investment securities portfolio had fewer variable rate securities at September 30, 2015 than at June 30, 2015, which results in the portfolio being less rate sensitive in a rising rate environment.

Under Simulation B, the same assumptions utilized in Simulation A were applied. However, in Simulation B, deposit attrition was accelerated to consider the effects that large deposit outflows might have on net interest income and liquidity planning purposes.  The effect of higher deposit attrition was that greater reliance was placed on short-term borrowings at higher rates, which are more rate sensitive.  As shown in the table, under these assumptions, net interest income in Simulation B was significantly lower than in Simulation A, reflecting higher costs for short-term borrowings.
Projecting deposit activity in a historically low interest rate environment is difficult, and the Company cannot predict how deposits will react to rising rates.  The comparison provided above provides insight into potential effects of changes in rates and deposit levels on net interest income.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 — 31, 2015	1,648	$47.51	1,648	1,674,596
August 1 — 31, 2015	381,279	$55.90	381,279	1,293,317
September 1 — 30, 2015	94,915	$44.03	94,915	1,198,402
Total	477,842	$53.52	477,842	1,198,402

The Company's stock purchases shown above were made under authorizations by the Board of Directors, and at the October 2015 Board meeting, the number of shares authorized for purchase was increased to 5,000,000 shares. Shares purchased during August included 351,620 shares purchased under an accelerated share repurchase program discussed in Note 7 to the consolidated financial statements.

Item 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: November 5, 2015

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 5, 2015

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