Form 10-K
period 2015-12-31
COMMERCE BANCSHARES INC /MO/
filed 2016-02-24
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015 — Commission File No. 0-2989

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,888,000,000.
As of February 9, 2016, there were 96,744,198 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of shareholders, which will be filed within 120 days of December 31, 2015, are incorporated by reference into Part III of this Report.

PART I

Item 1.	BUSINESS
General
Commerce Bancshares, Inc., a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. Through a second tier wholly-owned bank holding company, it owns all of the outstanding capital stock of Commerce Bank (the “Bank”), which is headquartered in Missouri. The Bank engages in general banking business, providing a broad range of retail, corporate, investment, trust, and asset management products and services to individuals and businesses. Commerce Bancshares, Inc. also owns, directly or through the Bank, various non-banking subsidiaries. Their activities include private equity investment, securities brokerage, insurance agency, mortgage banking, and leasing activities. A list of Commerce Bancshares, Inc.'s subsidiaries is included as Exhibit 21.

Commerce Bancshares, Inc. and its subsidiaries (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2015, the Company had consolidated assets of $24.6 billion, loans of $12.4 billion, deposits of $20.0 billion, and equity of $2.4 billion. All of the Company’s operations conducted by its subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company's principal markets, which are served by 191 branch facilities, are located throughout Missouri, Kansas, and central Illinois, as well as Tulsa and Oklahoma City, Oklahoma and Denver, Colorado. Its two largest markets include St. Louis and Kansas City, which serve as the central hubs for the entire Company. The Company also has commercial loan production offices in Dallas, Nashville, and Cincinnati, and operates a national payments business with sales representatives covering 48 states.

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

The markets the Bank serves, being located in the lower Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, technology, financial services, aircraft and general manufacturing, health care, numerous service industries, and food and agricultural production. The real estate lending operations of the Bank are centered in its lower Midwestern markets. Historically, these markets have tended to be less volatile than in other parts of the country. Management believes the diversity and nature of the Bank’s markets has a mitigating effect on real estate loan losses in these markets.

From time to time, the Company evaluates the potential acquisition of various financial institutions. In addition, the Company regularly considers the potential disposition of certain assets and branches. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and either possess significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company's latest acquisition was Summit Bancshares Inc. (Summit) in 2013. The Company's acquisition of Summit added $261.6 million in assets (including $207.4 million in loans), $232.3 million in deposits and two branch locations in Tulsa and Oklahoma City, Oklahoma.

Employees
The Company employed 4,391 persons on a full-time basis and 468 persons on a part-time basis at December 31, 2015. The Company provides a variety of benefit programs including a 401(k) savings plan with a company matching contribution, as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to address the significant and changing regulations facing the financial services industry and prepare employees for positions of increasing responsibility. None of the Company's employees are represented by collective bargaining agreements.

Competition
The Company faces intense competition from hundreds of financial service providers in its markets and around the United States. It competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and consumer lending products. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. Some of these competitors are not subject to the same regulatory restrictions as domestic banks and bank holding companies. The Company generally competes by providing sophisticated financial products with a strong commitment to customer service, convenience of locations, reputation, and price of service, including interest rates on loan and deposit products. The Company has approximately 13% of the deposit market share in Kansas City and approximately 9% of the deposit market share in St. Louis.

Operating Segments
The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, and consumer debit and credit bank card activities. It provides services through a network of 191 full-service branches, a widespread ATM network of 387 machines, and the use of alternative delivery channels such as extensive online banking, mobile, and telephone banking services. In 2015, this retail segment contributed 21% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, leasing, and international services, as well as business and government deposit and cash management services. Fixed-income investments are sold to individuals and institutional investors through the Capital Markets Group, which is also included in this segment. In 2015, the Commercial segment contributed 60% of total segment pre-tax income. The Wealth segment provides traditional trust and estate planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. At December 31, 2015, the Trust group managed investments with a market value of $22.6 billion and administered an additional $15.8 billion in non-managed assets. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Additional information relating to operating segments can be found on pages 48 and 93.

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
General
The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (BHC Act). Under the BHC Act, the Federal Reserve Board’s prior approval is required in any case in which the Company proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. With certain exceptions, the BHC Act also prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking company. Under the BHC Act, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of non-banking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, the Bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, banks have a continuing obligation, consistent with safe and sound operation, to help meet the credit needs of their communities, including providing credit to individuals residing in low- and moderate-income areas. The Bank has a current CRA rating of “outstanding”.

The Company is required to file with the Federal Reserve Board various reports and additional information the Federal Reserve Board may require. The Federal Reserve Board also makes regular examinations of the Company and its subsidiaries. The Company’s banking subsidiary is a state chartered Federal Reserve member bank and is subject to regulation, supervision and examination by the Federal Reserve Bank of Kansas City and the State of Missouri Division of Finance. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (FDIC). In addition, there are numerous other federal and state laws and regulations which control the activities of the Company and the Bank, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, and extensions of credit. The Bank is subject to a number of federal and state consumer protection laws, including laws designed to protect customers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and their respective state law counterparts. If the Company fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain circumstances, criminal penalties. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, not for the protection of security holders. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to employ assets and maximize income.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (Dodd-Frank Act) was sweeping legislation intended to overhaul regulation of the financial services industry. Among its many provisions, the Dodd-Frank Act established a new council of “systemic risk” regulators, empowers the Federal Reserve to supervise the largest, most complex financial companies, allows the government to seize and liquidate failing financial companies, and gives regulators new powers to oversee the derivatives market. The Dodd-Frank Act also established the Consumer Financial Protection Bureau (CFPB) and authorized it to supervise certain consumer financial services companies and large depository institutions and their affiliates for consumer protection purposes. Subject to the provisions of the Act, the CFPB has responsibility to implement, examine for compliance with, and enforce “Federal consumer financial law.” As a depository institution, the Company is subject to examinations by the CFPB, which focus on the Company’s ability to detect, prevent, and correct practices that present a significant risk of violating the law and causing consumer harm. Title VI of the Dodd-Frank Act, commonly known as the Volcker Rule, placed trading restrictions on financial institutions and separated investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. Key provisions restrict banks from simultaneously entering into advisory and creditor roles with their clients, such as with private equity firms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments, which must be divested by July 21, 2016. The Federal Reserve has announced its intention to grant an additional one-year extension to July 21, 2017. The Company does not believe it will be significantly affected by the Volcker Rule provisions. However, the Company was required to develop new policies and procedures to ensure ongoing compliance with the Volcker Rule which resulted in additional operating and compliance costs.

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

Deposit Insurance
Substantially all of the deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund of the FDIC, generally up to $250,000 per depositor, for each account ownership category. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Deposit Insurance Fund member institutions. The FDIC classifies institutions under a risk-based assessment system based on their perceived risk to the federal deposit insurance funds. The current assessment base is defined as average total assets minus average tangible equity, with other adjustments for heavy use of unsecured liabilities, secured liabilities, brokered deposits, and holdings of unsecured bank debt. For banks with more than $10 billion in assets, the FDIC uses a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail. FDIC insurance expense also includes assessments to fund the interest on outstanding bonds issued in the 1980s in connection with the failures in the thrift industry. The Company's FDIC insurance expense was $12.1 million in 2015, $11.6 million in 2014, and $11.2 million in 2013.

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

Capital Adequacy
The Company is required to comply with the capital adequacy standards established by the Federal Reserve, which are based on the risk levels of assets and off-balance sheet financial instruments. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to judgments by regulators regarding qualitative components, risk weightings, and other factors.

In July 2013, the FDIC, the Office of the Comptroller of the Currency and the Federal Reserve Board approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer, which will be phased in during 2016-2019, is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, equity repurchases and executive compensation. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company was compliant with revised minimum regulatory capital ratios and began the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. The Company was also compliant with the required risk-weighted asset calculations effective January 1, 2015. At December 31, 2015, the Company met all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as well-capitalized (under the Basel III rules mentioned above) if it has a Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least

6.5%, a Total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized,” or “undercapitalized,” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan. The Bank has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards.

Stress Testing
In October 2012, the Federal Reserve, as required by the Dodd-Frank Act, approved new stress testing regulations applicable to certain financial companies with total consolidated assets of more than $10 billion but less than $50 billion. The rule requires that these financial companies, including the Company, conduct annual stress tests based on factors provided by the Federal Reserve, supplemented by institution-specific factors. The Company submitted its first regulatory report on its stress test results to the Federal Reserve in March 2014, and in June 2015, the Company made its first public disclosure of the results of the 2015 stress tests performed under the severely adverse scenario. In 2016, the Company will submit its stress test results to the Federal Reserve in July and will disclose the results to the public in October.

Executive and Incentive Compensation
Guidelines adopted by federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The Federal Reserve Board has issued comprehensive guidance on incentive compensation intended to ensure that the incentive compensation policies do not undermine safety and soundness by encouraging excessive risk taking. This guidance covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, based on key principles that (i) incentives do not encourage risk-taking beyond the organization's ability to identify and manage risk, (ii) compensation arrangements are compatible with effective internal controls and risk management, and (iii) compensation arrangements are supported by strong corporate governance, including active and effective board oversight. Deficiencies in compensation practices may affect supervisory ratings and enforcement actions may be taken if incentive compensation arrangements pose a risk to safety and soundness.

Transactions with Affiliates
The Federal Reserve Board regulates transactions between the Company and its subsidiaries. Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit the Company’s banking subsidiary and its subsidiaries, to lending and other “covered transactions” with affiliates. The aggregate amount of covered transactions a banking subsidiary or its subsidiaries may enter into with an affiliate may not exceed 10% of the capital stock and surplus of the banking subsidiary. The aggregate amount of covered transactions with all affiliates may not exceed 20% of the capital stock and surplus of the banking subsidiary.

Covered transactions with affiliates are also subject to collateralization requirements and must be conducted on arm’s length terms. Covered transactions include (a) a loan or extension of credit by the banking subsidiary, including derivative contracts, (b) a purchase of securities issued to a banking subsidiary, (c) a purchase of assets by the banking subsidiary unless otherwise exempted by the Federal Reserve, (d) acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by the banking subsidiary on behalf of an affiliate.

Certain transactions with our directors, officers or controlling persons are also subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the financial institution. See Note 3 to the consolidated financial statements for additional information on loans to related parties.

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

Statistical Disclosure
The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	22, 54-57
II.	Investment Portfolio	38-39, 78-82
III.	Loan Portfolio
	Types of Loans	28
	Maturities and Sensitivities of Loans to Changes in Interest Rates	28
	Risk Elements	33-37
IV.	Summary of Loan Loss Experience	31-33
V.	Deposits	54, 84
VI.	Return on Equity and Assets	17
VII.	Short-Term Borrowings	84

Item 1a.	RISK FACTORS
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
In particular, the Company may face the following risks in connection with market conditions:

•
In the current national environment, accelerated job growth, lower unemployment levels, high consumer confidence, and improving credit conditions are expected to continue. However, the U.S. economy is also affected by foreign economic events and conditions. Although the Company does not hold foreign debt, the slowing global economy, a strong U.S. dollar, and low oil prices may ultimately affect interest rates, business export activity, capital expenditures by businesses, and investor confidence. Unfavorable changes in these factors may result in declines in consumer credit usage, adverse changes in payment patterns, reduced loan demand, and higher loan delinquencies and default rates. These could impact the Company’s future loan losses and provision for loan losses, as a significant part of the Company’s business includes consumer and credit card lending.

•
Reduced levels of economic activity may cause declines in financial services activity, including lower loan demand, declines in bank card, corporate cash management and other fee businesses, as well as the fees earned by the Company on such transactions.

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
The Company operates in the financial services industry, and has numerous competitors including other banks and insurance companies, securities dealers, brokers, trust and investment companies and mortgage bankers. Consolidation among financial service providers and new changes in technology, product offerings and regulation continue to challenge the Company's marketplace position. As consolidation occurs, larger regional and national banks may enter our markets and add to existing competition. Large national financial institutions have substantial capital, technology and marketing resources. These new banks may lower fees in an effort to grow market share, which could result in a loss of customers and lower fee revenue for the Company. They may have greater access to capital at a lower cost than the Company, which may adversely affect the Company’s ability to compete effectively. The Company must continue to make investments in its products and delivery systems to stay competitive with the industry as a whole, or its financial performance may suffer.

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
A significant increase in bank regulation has occurred over the past several years and is likely to continue. These new laws and regulations have reduced overdraft fees and credit card revenues, eliminated the guaranteed student loan business and affected lending transparency, risk-based FDIC insurance assessments, and derivative clearing processes. Most recently, the regulatory focus has been on stress-testing and Basel III regulatory capital reform. These regulations generally resulted in lower revenues and higher compliance burdens.

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
The Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and interest rates earned on loans and paid on borrowings and interest bearing deposits. Credit conditions are influenced by its open market operations in U.S. government securities, changes in the member bank discount rate, and bank reserve requirements. Changes in Federal Reserve Board policies are beyond the Company’s control and difficult to predict, and such changes may result in lower interest margins and a continued lack of demand for credit products.

The Company is subject to both interest rate and liquidity risk.
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 59% of total revenue for the year ended at December 31, 2015. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues and costs for earning assets and liabilities.

Additionally the Company manages its balance sheet in order to maximize its net interest income from its net earning assets while ensuring that there is ample liquidity to meet fluctuating cash flows coming from either funding sources or its earning assets.

Since the financial crisis of 2008, there has been significant growth in deposits from both consumers and businesses, and much of this growth has been invested in the investment securities portfolio. Until its recent initiative to raise rates, the Federal Reserve has maintained interest rates at unprecedented low levels, and as the securities portfolio has grown, interest margins have been pressured. The securities portfolio, which has averaged approximately 43% of total earning assets over the past three years, generally carries lower rates than loans. Furthermore, the Company attempts to diversify its securities portfolio while keeping duration short, in order to ensure it is always able to meet liquidity needs for future changes in loans or deposit balances. Loan demand has recently been strong, growing 5% on average in 2015, 9% in 2014, and 10% in 2013. During these years, growth in loans was mainly funded by maturities of investment securities, and growth in deposits was mostly reinvested in the securities portfolio. At December 31, 2015, the Company's loan to deposit rate was 61.4%, a sign of strong liquidity.

While further loan growth is expected as the economy continues to slowly expand, if demand for loans increases in the future while deposit balances decline significantly, the Company may have to take actions to reduce its investment portfolio or obtain new borrowings to fund loan growth. These actions could reduce net interest income and related interest margins.

The Company’s asset valuation may include methodologies, models, estimations and assumptions which are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect its results of operations or financial condition.
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
The processes the Company uses to estimate the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations, depend upon the use of analytical and forecasting models. If these models are inadequate or inaccurate due to flaws in their design or implementation, the fair value of such financial instruments may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments, or the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. Any such failure in the Company's analytical or forecasting models could have a material adverse effect on the Company business, financial condition and results of operations.

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

Future loan losses could increase.
The Company maintains an allowance for loan losses that represents management’s best estimate of probable losses that have been incurred at the balance sheet date within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience including emergence periods, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Although the loan losses have been stable in 2015 and 2014, an unforeseen deterioration of financial market conditions could result in larger loan losses, which may negatively affect the Company's results of operations and could further increase levels of its allowance. In addition, the Company’s allowance level is subject to review by regulatory agencies, and that review could result in adjustments to the allowance. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for probable loan loss.

The Company’s reputation and future growth prospects could be impaired if cyber-security attacks or other computer system breaches occur.
The Company relies heavily on communications and information systems to conduct its business, and as part of its business, the Company maintains significant amounts of data about its customers and the products they use. Information security risks for financial institutions have increased recently due to new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, and others. While the Company has policies and procedures and safeguards designed to prevent or limit the effect of failure, interruption or security breach of its information systems, there can be no assurances that any such failures, interruptions or security breaches will not occur; or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks could overwhelm Company Web sites and prevent the Company from adequately serving customers. Should any of the Company's systems become compromised, the reputation of the Company could be damaged, relationships with existing customers may be impaired, the compromise could result in lost business, and as a result, the Company could incur significant expenses trying to remedy the incident.

The Company outsources a portion of its information systems, communication, data management and transaction processing to third parties. These third parties are sources of risk associated with operational errors, system interruptions or breaches and unauthorized disclosure of confidential information. If the service providers encounter any of these issues, the Company could be exposed to disruption of service, damage to reputation and litigation. Because the Company is an issuer of both debit and credit cards, it is periodically exposed to losses related to security breaches which occur at retailers that are unaffiliated with the Company (e.g., customer card data being compromised at retail stores).  These include, but are not limited to, costs and expenses for card reissuance as well as losses resulting from fraudulent card transactions.

The Company continually encounters technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company’s business, financial condition and results of operations.

Commerce Bancshares, Inc. relies on dividends from its subsidiary bank for most of its revenue.
Commerce Bancshares, Inc. is a separate and distinct legal entity from its banking and other subsidiaries. It receives substantially all of its revenue from dividends from its subsidiary bank. These dividends, which are limited by various federal and state regulations, are the principal source of funds to pay dividends on its preferred and common stock and to meet its other cash needs. In the event the subsidiary bank is unable to pay dividends to it, Commerce Bancshares, Inc. may not be able to pay dividends or other obligations, which would have a material adverse effect on the Company's financial condition and results of operations.

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
The main offices of the Bank are located in the larger metropolitan areas of its markets in various multi-story office buildings. The Bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

Building	Net rentable square footage	% occupied in total	% occupied by Bank
922 Walnut Kansas City, MO	256,000	95%	93%
1000 Walnut Kansas City, MO	390,000	79	39
811 Main Kansas City, MO	237,000	100	98
8000 Forsyth Clayton, MO	178,000	100	100
1551 N. Waterfront Pkwy Wichita, KS	124,000	95	34

Various installment loan, credit card, trust and safe deposit functions operate out of leased offices in downtown Kansas City, Missouri. The Company has an additional 186 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 156 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS
The information required by this item is set forth in Item 8 under Note 20, Commitments, Contingencies and Guarantees on page 110.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Executive Officers of the Registrant
The following are the executive officers of the Company as of February 24, 2016, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant
Jeffery D. Aberdeen, 61	Controller of the Company since December 1995. He is also Controller of the Company's subsidiary bank, Commerce Bank.

Kevin G. Barth, 55
Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.

Jeffrey M. Burik, 57	Senior Vice President of the Company since February 2013. Executive Vice President of Commerce Bank since November 2007.

Daniel D. Callahan, 59	Executive Vice President and Chief Credit Officer of the Company since December 2010 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since May 2003.

Name and Age	Positions with Registrant
Sara E. Foster, 55
Executive Vice President of the Company since February 2012 and Senior Vice President of the Company prior thereto. Executive Vice Present of Commerce Bank since January 2016 and Senior Vice President of Commerce Bank prior thereto.

Robert S. Holmes, 52
Executive Vice President of the Company since April 2015 and Executive Vice President of Commerce Bank since January 2016. Prior to his employment with Commerce Bank in March 2015, he was employed at a Midwest regional bank where he served as managing director and head of Regional Banking.

Patricia R. Kellerhals, 58	Senior Vice President of the Company since February 2016 and Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since 2005.

David W. Kemper, 65
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

John W. Kemper, 38
President and Chief Operating Officer of the Company since February 2013, and Executive Vice President and Chief Administrative Officer of the Company prior thereto. President of Commerce Bank since March 2013 and Senior Vice President of Commerce Bank prior thereto. Member of Board of Directors since September 2015. Prior to his employment with Commerce Bank in August 2007, he was employed as an engagement manager with a global management consulting firm, managing strategy and operations projects primarily focused in the financial service industry. He is the son of David W. Kemper, Chairman and Chief Executive Officer of the Company and nephew of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 62
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

Charles G. Kim, 55
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Michael J. Petrie, 59	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 58	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank prior thereto.

V. Raymond Stranghoener, 64	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data
The following table sets forth the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2015).

	Quarter	High	Low	Cash Dividends
2015	First	$41.86	$37.65	$.214
	Second	45.71	39.55	.214
	Third	46.38	40.43	.214
	Fourth	47.10	41.40	.214
2014	First	$42.91	$37.79	$.204
	Second	43.04	38.18	.204
	Third	43.22	40.22	.204
	Fourth	42.19	36.29	.204
2013	First	$35.32	$30.58	$.194
	Second	38.54	33.22	.194
	Third	41.05	36.32	.194
	Fourth	41.51	37.01	.194

Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 3,968 common shareholders of record as of December 31, 2015.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2010 with dividends invested on a cumulative total shareholder return basis.

	2010	2011	2012	2013	2014	2015
Commerce (CBSH)	100.00	103.15	105.84	145.32	150.67	157.85
NASDAQ OMX Global-Bank	100.00	74.57	100.48	137.27	153.50	156.89
S&P 500	100.00	102.11	118.39	156.72	178.15	180.60

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1—31, 2015	45,775	$44.52	45,775	5,000,000
November 1—30, 2015	7,907	$47.27	7,907	4,992,093
December 1—31, 2015	274,149	$42.38	274,149	4,717,944
Total	327,831	$42.79	327,831	4,717,944

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 4,717,944 shares remained available for purchase at December 31, 2015.

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
Overview
The Company operates as a super-community bank and offers a broad range of financial products to consumer and commercial customers, delivered with a focus on high-quality, personalized service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from 346 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado and commercial offices throughout the nation's midsection. A variety of delivery platforms are utilized, including an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.

The core of the Company’s competitive advantage is its focus on the local markets in which it operates, its offering of competitive, sophisticated financial products, and its concentration on relationship banking and high-touch service. In order to enhance shareholder value, the Company targets core revenue growth. To achieve this growth, the Company focuses on strategies that will expand new and existing customer relationships, offer opportunities for controlled expansion in additional markets, utilize improved technology, and enhance customer satisfaction.

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•
Net income and earnings per share — Net income attributable to Commerce Bancshares, Inc. was $263.7 million, an increase of .8% compared to the previous year. The return on average assets was 1.11% in 2015, and the return on average common equity was 11.43%. Diluted earnings per share increased 2.8% in 2015 compared to 2014.

•
Total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2015 increased $25.7 million over 2014, due to growth in non-interest income of $11.6 million and growth in net interest income of $14.1 million. Growth in non-interest income resulted principally from increases in trust fees, bank card transaction fees, and mortgage banking revenue. Net interest income increased over 2014 due in part to higher average earning assets, including growth of 5.4% in average loans and 4.7% in average investment securities. Despite this growth, continuing low interest rates depressed the net interest margin, which declined to 2.94% in 2015, a 6 basis point decline from 2014.

•
Non-interest expense — Total non-interest expense grew 3.0% this year compared to 2014, mainly as a result of higher costs for salaries and employee benefits and an increase in data processing and software costs. Costs for occupancy declined in 2015, while smaller increases occurred in equipment, supplies and communication, marketing and deposit insurance expense.

•
Asset quality — Net loan charge-offs in 2015 decreased $804 thousand from those recorded in 2014 and averaged .28% of loans compared to .31% in the previous year. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $29.4 million at December 31, 2015, a decrease of $16.9 million from balances at the previous year end, and represented .24% of loans outstanding.

•
Shareholder return — Total shareholder return, including the change in stock price and dividend reinvestment, was 4.8% over the past year, compared to the S&P 500 return of 1.4%. Shareholder return was 9.6% over the past 5 years and 5.6% over the past 10 years. During 2015, the Company paid cash dividends of $.857 per share on its common stock, representing an increase of 5% over the previous year, and paid dividends of 6% on its preferred stock. In 2015, the Company issued its 22nd consecutive annual 5% common stock dividend.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

	2015	2014	2013	2012	2011
(Based on average balances)
Return on total assets	1.11%	1.15%	1.19%	1.30%	1.32%
Return on common equity	11.43	11.65	11.99	12.00	12.15
Equity to total assets	10.00	10.10	9.95	10.84	10.87
Loans to deposits (1)	61.44	59.91	57.12	55.80	59.15
Non-interest bearing deposits to total deposits	35.12	33.73	33.01	32.82	30.26
Net yield on interest earning assets (tax equivalent basis)	2.94	3.00	3.11	3.41	3.65
(Based on end of period data)
Non-interest income to revenue (2)	41.37	41.28	40.32	38.44	37.82
Efficiency ratio (3)	62.32	61.95	60.40	59.18	59.02
Tier I common risk-based capital ratio (4)	11.52	NA	NA	NA	NA
Tier I risk-based capital ratio (4)	12.33	13.74	14.06	13.60	14.71
Total risk-based capital ratio (4)	13.28	14.86	15.28	14.93	16.04
Tier I leverage ratio (4)	9.23	9.36	9.43	9.14	9.55
Tangible common equity to tangible assets ratio (5)	8.48	8.55	9.00	9.25	9.91
Common cash dividend payout ratio	33.35	32.69	31.46	78.57	30.87

(1)	Includes loans held for sale.

(2)	Revenue includes net interest income and non-interest income.

(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

(4)
Risk-based capital information at December 31, 2015 was prepared under Basel III requirements, which were effective January 1, 2015. Risk-based capital information for prior years was prepared under Basel I requirements.

(5)
The tangible common equity to tangible assets ratio is a measurement which management believes is a useful indicator of capital adequacy and utilization. It provides a meaningful basis for period to period and company to company comparisons, and also assist regulators, investors and analysts in analyzing the financial position of the Company. Tangible common equity and tangible assets are non-GAAP measures and should not be viewed as substitutes for, or superior to, data prepared in accordance with GAAP.

The following table is a reconciliation of the GAAP financial measures of total equity and total assets to the non-GAAP measures of total tangible common equity and total tangible assets.

(Dollars in thousands)	2015	2014	2013	2012	2011
Total equity	$2,367,418	$2,334,246	$2,214,397	$2,171,574	$2,170,361
Less non-controlling interest	5,428	4,053	3,755	4,447	4,314
Less preferred stock	144,784	144,784	—	—	—
Less goodwill	138,921	138,921	138,921	125,585	125,585
Less core deposit premium	5,031	6,572	8,489	4,828	6,970
Total tangible common equity (a)	$2,073,254	$2,039,916	$2,063,232	$2,036,714	$2,033,492
Total assets	$24,604,962	$23,994,280	$23,072,036	$22,159,589	$20,649,367
Less goodwill	138,921	138,921	138,921	125,585	125,585
Less core deposit premium	5,031	6,572	8,489	4,828	6,970
Total tangible assets (b)	$24,461,010	$23,848,787	$22,924,626	$22,029,176	$20,516,812
Tangible common equity to tangible assets ratio (a)/(b)	8.48%	8.55%	9.00%	9.25%	9.91%

Selected Financial Data

(In thousands, except per share data)	2015	2014	2013	2012	2011
Net interest income	$634,320	$620,204	$619,372	$639,906	$646,070
Provision for loan losses	28,727	29,531	20,353	27,287	51,515
Non-interest income	447,555	435,978	418,386	399,630	392,917
Investment securities gains (losses), net	6,320	14,124	(4,425)	4,828	10,812
Non-interest expense	675,903	656,342	628,668	617,598	616,440
Net income attributable to Commerce Bancshares, Inc.	263,730	261,754	260,961	269,329	256,343
Net income available to common shareholders	254,730	257,704	260,961	269,329	256,343
Net income per common share-basic*	2.56	2.50	2.47	2.52	2.33
Net income per common share-diluted*	2.56	2.49	2.46	2.51	2.32
Cash dividends on common stock	84,961	84,241	82,104	211,608	79,140
Cash dividends per common share*	.857	.816	.777	1.991	.721
Market price per common share*	42.54	41.42	40.73	30.29	31.36
Book value per common share*	22.86	21.65	20.95	20.52	20.07
Common shares outstanding*	97,226	101,144	105,709	105,823	108,122
Total assets	24,604,962	23,994,280	23,072,036	22,159,589	20,649,367
Loans, including held for sale	12,444,299	11,469,238	10,956,836	9,840,211	9,208,554
Investment securities	9,901,680	9,645,792	9,042,997	9,669,735	9,358,387
Deposits	19,978,853	19,475,778	19,047,348	18,348,653	16,799,883
Long-term debt	103,818	104,058	455,310	503,710	511,817
Equity	2,367,418	2,334,246	2,214,397	2,171,574	2,170,361
Non-performing assets	29,394	46,251	55,439	64,863	93,803

*	Restated for the 5% stock dividend distributed in December 2015.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2015	2014	2013	'15-'14	'14-'13	'15-'14	'14-'13
Net interest income	$634,320	$620,204	$619,372	$14,116	$832	2.3%	.1%
Provision for loan losses	(28,727)	(29,531)	(20,353)	(804)	9,178	(2.7)	45.1
Non-interest income	447,555	435,978	418,386	11,577	17,592	2.7	4.2
Investment securities gains (losses), net	6,320	14,124	(4,425)	(7,804)	18,549	(55.3)	N.M.
Non-interest expense	(675,903)	(656,342)	(628,668)	19,561	27,674	3.0	4.4
Income taxes	(116,590)	(121,649)	(123,195)	(5,059)	(1,546)	(4.2)	(1.3)
Non-controlling interest expense	(3,245)	(1,030)	(156)	2,215	874	N.M.	N.M.
Net income attributable to Commerce Bancshares, Inc.	263,730	261,754	260,961	1,976	793.8		.3
Preferred stock dividends	(9,000)	(4,050)	—	(4,950)	(4,050)	N.M.	N.M.
Net income available to common shareholders	$254,730	$257,704	$260,961	$(2,974)	$(3,257)	(1.2)%	(1.2)%

Net income attributable to Commerce Bancshares, Inc. for 2015 was $263.7 million, an increase of $2.0 million compared to $261.8 million in 2014. Diluted income per common share was $2.56 in 2015 compared to $2.49 in 2014. The increase in net income resulted from increases of $14.1 million in net interest income and $11.6 million in non-interest income. These increases in net income were partly offset by a $19.6 million increase in non-interest expense, as well as a $7.8 million decrease in investment securities gains. The return on average assets was 1.11% in 2015 compared to 1.15% in 2014, and the return on average common equity was 11.43% in 2015 compared to 11.65% in 2014. At December 31, 2015, the ratio of tangible common equity to assets declined to 8.48%, compared to 8.55% at year end 2014.

During 2015, net interest income increased $14.1 million compared to 2014. This increase reflected growth of $9.5 million in interest on loans and $3.8 million in interest on investment securities. Both increases were due to higher average balances which were partly offset by lower rates earned; however, interest on investment securities also declined due to lower inflation income of $7.9 million earned on its portfolio of U.S. Treasury inflation-protected securities (TIPS). In addition, deposit interest expense declined $924 thousand due to slightly lower rates paid. The provision for loan losses decreased $804 thousand from the previous year, totaling $28.7 million in 2015, and was $5.0 million lower than net loan charge-offs. Net charge-offs decreased by $804 thousand in 2015 compared to 2014, mainly in business, business real estate, and consumer loans.

Non-interest income in 2015 was $447.6 million, an increase of $11.6 million compared to $436.0 million in 2014. This increase resulted mainly from growth in trust fees, loan fees and sales, and bank card fees, which increased $7.6 million, $3.1 million, and $3.1 million, respectively. Non-interest expense in 2015 was $675.9 million, an increase of $19.6 million over $656.3 million in 2014. The increase in non-interest expense was largely due to a $16.6 million, or 4.3%, increase in salaries and benefits expense due to higher full-time salaries, incentives, stock-based compensation and 401(k) expense.

During 2015, investment securities net gains totaled $6.3 million, compared to $14.1 million during 2014. Gains in both years resulted mainly from activity in the private equity investment portfolio, and included fair value adjustments and gains/losses realized upon sale or disposition.

Net income attributable to Commerce Bancshares, Inc. for 2014 was $261.8 million, an increase of $793 thousand, or .3%, compared to $261.0 million in 2013. Diluted income per common share was $2.49 in 2014 compared to $2.46 in 2013. The increase in net income resulted from increases of $17.6 million in non-interest income and $18.5 million in investment securities gains. These increases in net income were partly offset by a $27.7 million increase in non-interest expense, as well as an increase of $9.2 million in the provision for loan losses. The return on average assets was 1.15% in 2014 compared to 1.19% in 2013, and the return on average common equity was 11.65% compared to 11.99% in 2013. At December 31, 2014, the ratio of tangible common equity to assets was 8.55% compared to 9.00% at year end 2013.

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

Non-interest income during 2014 was $436.0 million, an increase of $17.6 million, or 4.2%, compared to $418.4 million in 2013. This increase was mainly due to growth in trust fees and bank card fees, which increased $9.6 million and $9.2 million, respectively. Non-interest expense during 2014 was $656.3 million, an increase of $27.7 million over $628.7 million in 2013. Salaries and benefits expense, which grew $17.2 million, was the largest contributor to this increase, mainly due to higher full-time salaries expense and medical costs.

During 2014, investment securities net gains totaled $14.1 million, compared to net losses of $4.4 million during 2013. Gains and losses in both years resulted mainly from activity in the private equity investment portfolio, and included fair value adjustments and gains/losses realized upon sale or disposition. Gains in 2014 included $19.6 million related to the sale of a private equity investment, partly offset by a loss of $5.2 million on the sale of TIPS.

In June 2014, the Company issued $150.0 million in perpetual preferred stock with a 6% dividend; its first issuance of preferred stock. During 2015, the Company purchased $123.2 million in shares of its common stock, compared to $271.0 million in 2014. The Company also distributed a 5% stock dividend for the 22nd consecutive year on December 14, 2015. All per share and average share data in this report has been restated to reflect the 2015 stock dividend.

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

Valuation of Investment Securities
The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company's future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 16 on Fair Value Measurements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions observable in the marketplace or which can be derived from observable data. Such securities totaled approximately $9.0 billion, or 92.2% of the available for sale portfolio at December 31, 2015, and were classified as Level 2 measurements. The Company also holds $17.2 million in auction rate securities. These were classified as Level 3 measurements, as no liquid market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs significant to the overall measurement.

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

At December 31, 2015, certain non-agency guaranteed mortgage-backed securities with a fair value of $44.0 million were identified as other-than-temporarily impaired. The cumulative credit-related impairment loss recorded on these securities amounted to $14.1 million, which was recorded in the consolidated statements of income.

The Company, through its direct holdings and its private equity subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value and totaled $65.6 million at December 31, 2015. Changes in fair value are reflected in current earnings and reported in investment securities gains (losses), net, in the consolidated statements of income. Because there is no observable market data for these securities, fair values are internally developed using available information and management’s judgment, and the securities are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

	2015			2014
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis
Loans:
Business	$7,569	$(1,905)	$5,664	$17,332	$(9,388)	$7,944
Real estate- construction and land	2,216	(967)	1,249	1,580	(790)	790
Real estate - business	(269)	(2,186)	(2,455)	2,044	(6,393)	(4,349)
Real estate - personal	3,082	(470)	2,612	4,816	(2,115)	2,701
Consumer	9,004	(4,813)	4,191	8,480	(7,345)	1,135
Revolving home equity	163	(1,089)	(926)	94	(728)	(634)
Consumer credit card	(913)	777	(136)	226	1,229	1,455
Total interest on loans	20,852	(10,653)	10,199	34,572	(25,530)	9,042
Loans held for sale	191	—	191	(176)	—	(176)
Investment securities:
U.S. government and federal agency obligations	(862)	(7,708)	(8,570)	2,105	2,870	4,975
Government-sponsored enterprise obligations	2,388	1,720	4,108	5,100	(547)	4,553
State and municipal obligations	2,540	(1,079)	1,461	3,533	(462)	3,071
Mortgage-backed securities	4,929	(4,222)	707	(5,677)	(1,617)	(7,294)
Asset-backed securities	(536)	5,118	4,582	(2,047)	(452)	(2,499)
Other securities	3,324	(1,215)	2,109	(2,376)	(916)	(3,292)
Total interest on investment securities	11,783	(7,386)	4,397	638	(1,124)	(486)
Federal funds sold and short-term securities purchased under agreements to resell	(50)	9	(41)	31	(36)	(5)
Long-term securities purchased under agreements to resell	214	485	699	(3,409)	(5,237)	(8,646)
Interest earning deposits with banks	(37)	10	(27)	162	6	168
Total interest income	32,953	(17,535)	15,418	31,818	(31,921)	(103)
Interest expense
Interest bearing deposits:
Savings	76	(55)	21	54	35	89
Interest checking and money market	324	(493)	(169)	442	(1,364)	(922)
Time open and C.D.’s of less than $100,000	(430)	(471)	(901)	(530)	(1,335)	(1,865)
Time open and C.D.’s of $100,000 and over	(299)	424	125	688	(1,145)	(457)
Federal funds purchased and securities sold under agreements to repurchase	323	519	842	(74)	284	210
Other borrowings	(36)	126	90	328	(208)	120
Total interest expense	(42)	50	8	908	(3,733)	(2,825)
Net interest income, fully taxable equivalent basis	$32,995	$(17,585)	$15,410	$30,910	$(28,188)	$2,722

Net interest income totaled $634.3 million in 2015, increasing $14.1 million, or 2.3%, compared to $620.2 million in 2014. On a tax equivalent (T/E) basis, net interest income totaled $664.0 million, and increased $15.4 million over 2014. This increase included growth of $10.2 million in loan interest, resulting from higher loan balances offset by lower rates earned. In addition, interest earned on investment securities increased $4.4 million, due to higher average balances that were offset by lower inflation-adjusted interest on the Company's holdings of TIPS. Interest expense on deposits and borrowings combined was static at $28.1 million for both 2015 and 2014. The net yield on earning assets (T/E) was 2.94% in 2015 compared with 3.00% in the previous year.

During 2015, loan interest income (T/E) grew $10.2 million over 2014 due to average loan growth of $609.0 million, or 5.4%, partly offset by lower rates earned, which declined 12 basis points. The average tax equivalent rate earned on the loan portfolio was 3.92% in 2015 compared to 4.04% in 2014. The higher average balances contributed interest income of $20.9 million; however, the lower rates depressed interest income by $10.7 million, which together resulted in a $10.2 million net increase in interest income. The largest increase occurred in business loan interest, which was higher by $5.7 million as a result of growth in average balances of $266.7 million, or 6.8%, partly offset by a decline in rates of 5 basis points. Consumer loan interest grew $4.2 million due to a $212.8 million, or 13.2%, increase in average balances coupled with a 26 basis point decrease in average rates. The increase in average consumer loan balances was mainly the result of increases of $181.2 million in loans secured by passenger vehicles and $14.3 million in fixed rate home equity loans. These increases were partially offset by a $55.3 million decrease in marine and recreational vehicle (RV) loans as that portfolio continues to pay down. Higher levels of interest were earned on personal real estate and construction and land loans, which increased $2.6 million and $1.2 million, respectively. These increases were due to higher average balances, which increased 4.5% in personal real estate and 14.0% in construction and land loans, partly offset by lower average rates earned. Partially offsetting the increases in interest earned was lower interest on business real estate loans. Interest on these loans decreased $2.5 million due to a decline in average balances of $7.0 million coupled with a 9 basis point decline in rates. In addition, interest on revolving home equity loans decreased $926 thousand due to a 25 basis point decrease in average rates, while interest on consumer credit card loans decreased slightly due to lower average balances.

Tax equivalent interest income on total investment securities increased $4.4 million during 2015, as average balances increased by $427.5 million, or 4.7%, while the average rate earned declined 6 basis points from 2014. The average balance of the total investment securities portfolio (at amortized cost) was $9.5 billion and the average rate earned was 2.24% in 2015, compared to an average balance of $9.1 billion and an average rate earned of 2.30% in 2014. The increase in interest income was mainly due to higher interest earned on most security types, except for a decline of $7.9 million in TIPS inflation-adjusted interest. Interest earned on government-sponsored enterprise obligations grew by $4.1 million, as average balances rose $143.8 million, or 18.1%, and the average rate earned increased 19 basis points. Interest earned on asset-backed securities increased $4.6 million, mainly due to an increase of 19 basis points in the average rate earned, partly offset by a decline in the average balance of $60.9 million. Interest income on state and municipal obligations increased $1.5 million, mainly due to growth of $70.7 million in average balances, partly offset by a rate decline of 6 basis points. The overall increase in state and municipal interest included $516 thousand of discount accretion on auction rate securities that were called by the issuer in the fourth quarter of 2015. In addition, interest on corporate debt issues increased $2.9 million due to an increase of $114.3 million in the average balance and higher rates earned, while interest on mortgage-backed securities increased $707 thousand, due to higher average balances, partly offset by lower rates earned. However, these overall increases in income were partly offset by the decline in TIPS interest mentioned above and a $1.2 million decline in interest on non-marketable investments due to lower rates earned, partly offset by higher average balances. Interest on long-term securities purchased under resell agreements increased $699 thousand in 2015 compared to the prior year due to a $16.8 million increase the average balances of these instruments, coupled with an increase in the average rate earned from 1.27% in the previous year to 1.31% in 2015.

During 2015, interest expense on deposits declined $924 thousand from 2014. This decline was largely due to lower interest on certificates of deposit of $776 thousand and lower interest expense on money market and interest checking accounts of $169 thousand. The decline in certificate of deposit expense was largely due to a $251.2 million, or 10.9%, decline in average balances from the prior year. However, this overall decline was partly offset by a $23.3 million increase in long-term jumbo certificates of deposit, which carry higher rates. The decline in money market and interest checking expense resulted from a slight decline in average rates paid, partly offset by the effect of higher balances, which increased $274.8 million, or 2.9% over 2014. The overall rate paid on total deposits declined from .19% in 2014 to .18% in the current year. Interest expense on borrowings increased $932 thousand, mainly due to higher average balances and rates paid on repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .20% in both 2015 and 2014.

During 2014, net interest income totaled $620.2 million, increasing slightly compared to $619.4 million in 2013. On a tax equivalent basis, net interest income totaled $648.6 million in 2014 and increased $2.7 million over the previous year. This increase was mainly the result of higher interest earned on loans, due to higher loan balances, and lower rates paid on deposits. In addition, inflation-adjusted interest on TIPS was higher by $4.3 million compared to 2013, while interest earned on long-term securities purchased under agreements to resell declined $8.6 million due to lower balances and lower rates earned. The net yield on earning assets (T/E) was 3.00% in 2014 compared with 3.11% in the previous year.

Interest income on loans (T/E) grew $9.0 million over 2013 due to an increase of $948.6 million, or 9.2%, in average balances, partly offset by a decrease in average rates earned, which declined from 4.32% in 2013 to 4.04% in 2014. The higher average balances generated interest income of $34.6 million which was offset by a $25.5 million decline in income due to lower rates, combining for a $9.0 million net increase in interest income. The largest increase occurred in business loan interest, which was higher by $7.9 million as a result of growth in average balances of $552.9 million, or 16.4%, partly offset by a decline in rates of 22 basis points. Interest on personal real estate loans grew $2.7 million due to a $123.2 million increase in average balances coupled with an 11 basis point decrease in average rates. Higher levels of interest were earned on consumer and construction and land loans, which increased $1.1 million and $790 thousand, respectively. These increases were due to higher average balances, which increased 12.5% in consumer and 10.5% in construction and land loans, partly offset by lower average rates earned. Average consumer loan balances increased $179.8 million, which was mainly the result of increases of $180.8 million in loans secured by passenger vehicles and $33.5 million in fixed rate home equity loans, partly offset by a $67.2 million decrease in marine and RV loans. Interest earned on consumer credit card loans increased by $1.5 million due to a 16 basis point increase in the average rate earned and a slight increase in average balances. Partially offsetting the increases in interest earned was lower interest earned on business real estate loans. Interest on these loans decreased $4.3 million due to a 28 basis point decline in rates, partly offset by growth in average balances of $49.7 million, or 2.2%.

Interest income on total investment securities (T/E) during 2014 was flat compared to 2013, as the total average balance and the average rate earned in 2014 were relatively unchanged from 2013. The average rate earned on the total investment securities portfolio was 2.30% and the total portfolio balance averaged $9.1 billion in both 2014 and 2013. Interest income on U.S. government securities increased $5.0 million over 2013, largely due to growth of $4.3 million in inflation-adjusted interest earned on TIPS. Interest income on state and municipal obligations and government-sponsored enterprise obligations increased $3.1 million and $4.6 million, respectively, due to higher average invested balances, partly offset by declines in rates earned. State and municipal average balances rose $97.7 million, or 6.0%, partly offset by a rate decline of 3 basis points. Average balances of government-sponsored enterprise obligations rose $294.8 million, or 59.0%, offset by a rate decline of 7 basis points. Interest income on mortgage-backed securities decreased $7.3 million in 2014 mainly due to a $206.4 million, or 6.5%, decline in average balances, in addition to a rate decline of 6 basis points. Interest income on asset-backed securities was down by $2.5 million, largely due to a 7.4% decline in average balances. Other declines occurred in interest on corporate debt issues and non-marketable investments, which declined $1.7 million and $1.5 million, respectively, due to lower average balances and lower rates earned. Interest on long-term securities purchased under resell agreements decreased $8.6 million in 2014 compared to the prior year due to a $189.4 million decrease in average balances, in addition to a decrease in the average rate of 53 basis points.
During 2014, interest expense on deposits declined $3.2 million from 2013. This was largely due to lower overall rates paid on total deposits, which declined 3 basis points in 2014 to .19% The average rate paid on total certificates of deposit declined 7 basis points. Total average certificates of deposit declined $107.1 million, or 4.4%, but included an increase in long-term jumbo certificate of deposit balances of $159.4 million. Average rates paid on money market accounts also declined, partly offset by the impact of higher average balances, which increased $371.9 million, or 4.3% over 2013. Interest expense on borrowings increased $330 thousand, as the average rate paid grew by 3 basis points. The average rate paid on total interest bearing liabilities fell to .20% in 2014, compared to .23% in 2013.
Provision for Loan Losses
The provision for loan losses totaled $28.7 million in 2015, which represented a decline of $804 thousand from the 2014 provision of $29.5 million. Net loan charge-offs for the year totaled $33.7 million; also a decline of $804 thousand compared to $34.5 million in 2014. The decrease in net loan charge-offs from the previous year was mainly the result of lower business, business real estate, and consumer loan losses, which decreased $853 thousand, $560 thousand and $527 thousand, respectively. These decreases were partly offset by higher losses on revolving home equity, construction, and consumer credit card loans. The allowance for loan losses totaled $151.5 million at December 31, 2015, a decrease of $5.0 million compared to the prior year, and represented 1.22% of outstanding loans at year end 2015 compared to 1.36% at year end 2014. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2015	2014	2013	'15-'14	'14-'13
Bank card transaction fees	$178,926	$175,806	$166,627	1.8%	5.5%
Trust fees	119,801	112,158	102,529	6.8	9.4
Deposit account charges and other fees	80,416	78,680	79,017	2.2	(.4)
Capital market fees	11,476	12,667	14,133	(9.4)	(10.4)
Consumer brokerage services	13,200	12,006	11,006	9.9	9.1
Loan fees and sales	8,228	5,108	5,865	61.1	(12.9)
Other	35,508	39,553	39,209	(10.2)	.9
Total non-interest income	$447,555	$435,978	$418,386	2.7%	4.2%
Non-interest income as a % of total revenue*	41.4%	41.3%	40.3%
Total revenue per full-time equivalent employee	$226.8	$222.6	$219.5

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income totaled $447.6 million, an increase of $11.6 million, or 2.7%, compared to $436.0 million in 2014. Bank card fees increased $3.1 million, or 1.8%, over the prior year, as a result of a $1.8 million, or 2.1%, increase in corporate card fees, which totaled $89.6 million this year. Debit card fees grew $1.1 million, or 3.1%, to $38.3 million, while credit card fees increased 1.0% over last year and totaled $24.2 million. The table below is a summary of bank card transaction fees for the last three years.

				% Change
(Dollars in thousands)	2015	2014	2013	'15-'14	'14-'13
Debit card fees	$38,330	$37,195	$35,499	3.1%	4.8%
Credit card fees	24,202	23,959	23,424	1.0	2.3
Merchant fees	26,784	26,862	27,075	(.3)	(.8)
Corporate card fees	89,610	87,790	80,629	2.1	8.9
Total bank card transaction fees	$178,926	$175,806	$166,627	1.8%	5.5%

Trust fee income increased $7.6 million, or 6.8%, as a result of continued growth in both personal (up 7.0%) and institutional (up 5.9%) trust fees. New asset management sales generated $10.5 million in annualized revenue, while client attrition remained low at 5%. The market value of total customer trust assets totaled $38.4 billion at year end 2015, which was a decline of 1.6% from year end 2014. Deposit account fees increased $1.7 million, or 2.2%, partly due to growth in corporate cash management fees of $1.2 million, or 3.6%. In addition, other deposit service charges increased $1.1 million, or 7.0%, while overdraft fees declined $540 thousand, or 1.8%. In 2015, overdraft fees comprised 36.2% of total deposit fees, while corporate cash management fees comprised 43.2% of total deposit fees. Capital market fees declined $1.2 million, or 9.4%, due to continued lower sales volumes, while consumer brokerage services revenue increased $1.2 million, or 9.9%, due to growth in advisory and annuity fees. Loan fees and sales increased $3.1 million this year mainly due to higher mortgage banking revenue, resulting from sales of newly originated residential mortgages, as the Company began a new program of selling longer-term fixed rate mortgages in 2015. Total mortgage banking revenue totaled $3.8 million in 2015 compared to $274 thousand in 2014. Other non-interest income declined $4.0 million, or 10.2%, from the prior year. This decrease was partly due to a gain of $2.1 million on the sales of three retail branches and fee revenue of $885 thousand related to the settlement of previous litigation, which were both recorded in 2014. In addition, lower net gains were recorded in 2015 on bank properties sold or held for sale during the current period, which decreased by $2.3 million. These declines in revenue were partly offset by growth of $2.6 million in interest rate swap fees.

During 2014, non-interest income increased $17.6 million, or 4.2%, over 2013 to $436.0 million. Bank card fees increased $9.2 million, or 5.5%, over 2013, as a result of a $7.2 million, or 8.9%, increase in corporate card fees, which totaled $87.8 million in 2014. Debit card fees grew $1.7 million, or 4.8%, to $37.2 million, while credit card fees increased 2.3% over 2013 and totaled $24.0 million in 2014. Trust fee income increased $9.6 million, or 9.4%, as a result of solid growth in both personal and institutional trust fees. The market value of total customer trust assets totaled $39.0 billion at year end 2014 and grew 10.8% over year end 2013. Deposit account fees declined $337 thousand, or .4%, due to lower overdraft and return item fees of $1.3 million, mostly offset by higher account service charges and corporate cash management fees of $635 thousand and $332 thousand, respectively. Capital market fees decreased $1.5 million, or 10.4%, as a result of weak demand, while loan fees and sales declined $757 thousand, or 12.9%, due to lower loan commitment fees. Consumer brokerage services revenue increased $1.0 million, or 9.1%, due to growth in advisory fees. Other income increased $344 thousand, and included the $2.1 million gain on branch sales and litigation-related fee revenue mentioned above, coupled with higher operating lease revenue. These increases were partly offset by lower net gains on bank properties sold or held for sale during the period, in addition to lower tax credit sales revenue.

Investment Securities Gains (Losses), Net

(In thousands)	2015	2014	2013
Available for sale:
Common stock	$—	$1,570	$1,375
U.S. government bonds	1,263	(5,197)	—
Municipal bonds	1,262	—	126
Corporate bonds	118	—	—
Asset-backed bonds	282	—	—
OTTI losses on non-agency mortgage-backed bonds	(483)	(1,365)	(1,284)
Non-marketable:
Private equity investments	3,878	19,116	(4,642)
Total investment securities gains (losses), net	$6,320	$14,124	$(4,425)

Net gains and losses on investment securities during 2015, 2014 and 2013 are shown in the table above. Included in these amounts are gains and losses arising from sales of bonds from the Company’s available for sale portfolio, including credit-related losses on debt securities identified as other-than-temporarily impaired. Also shown are gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portions of private equity investment gains and losses that are attributable to minority interests are reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $2.3 million in 2015, expense of $180 thousand in 2014 and income of $1.1 million in 2013.
Net securities gains of $6.3 million were recorded in 2015, which included $3.9 million in net gains relating to the private equity investment portfolio. In addition, during the first half of 2015, the Company sold $114.6 million of municipal securities, $48.1 million of TIPS and $506.4 million of asset-backed bonds, realizing gains of $2.8 million. Most of these sales were part of a plan to extend the duration of the securities portfolio and improve net interest margins. Credit-related impairment losses of $483 thousand were recorded during 2015 on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $44.0 million at December 31, 2015, compared to $54.6 million at December 31, 2014.
Net securities gains of $14.1 million were recorded in 2014, compared to net losses of $4.4 million in 2013. The 2014 gains included a gain of $19.6 million relating to the sale of a private equity investment which had been held by the Company for many years. In both years, gains were also recorded on the donation of appreciated common stock.

Non-Interest Expense

				% Change
(Dollars in thousands)	2015	2014	2013	'15-'14	'14-'13
Salaries	$340,521	$322,631	$310,179	5.5%	4.0%
Employee benefits	60,180	61,469	56,688	(2.1)	8.4
Net occupancy	44,788	45,825	45,639	(2.3)	.4
Equipment	19,086	18,375	18,425	3.9	(.3)
Supplies and communication	22,970	22,432	22,511	2.4	(.4)
Data processing and software	83,944	78,980	78,245	6.3	.9
Marketing	16,107	15,676	14,176	2.7	10.6
Deposit insurance	12,146	11,622	11,167	4.5	4.1
Other	76,161	79,332	71,638	(4.0)	10.7
Total non-interest expense	$675,903	$656,342	$628,668	3.0%	4.4%
Efficiency ratio	62.3%	62.0%	60.4%
Salaries and benefits as a % of total non-interest expense	59.3%	58.5%	58.4%
Number of full-time equivalent employees	4,770	4,744	4,727

Non-interest expense was $675.9 million in 2015, an increase of $19.6 million, or 3.0%, over the previous year. Salaries and benefits expense increased $16.6 million, or 4.3%, mainly due to higher full-time salaries, incentives, stock-based compensation and 401(k) plan corporate contributions, partly offset by lower medical plan costs and pension expense. Growth in salaries expense resulted partly from staffing additions in residential lending, commercial banking, trust, information technology and other support units. Full-time equivalent employees totaled 4,770 at December 31, 2015, an increase of .5% over 2014. Occupancy expense decreased $1.0 million, mainly due to lower building depreciation, utilities and building services, and real estate tax expense, while equipment expense was higher by $711 thousand, due to higher equipment depreciation and service contract expense. Supplies and communication expense increased by $538 thousand, or 2.4%, mainly due to reissuance costs for new chip cards distributed to customers. Data processing and software expense increased $5.0 million, or 6.3%, mainly due to higher software license costs, online subscription services and bank card processing costs. Marketing expense increased by $431 thousand, or 2.7%, while deposit insurance expense was higher by $524 thousand, or 4.5%, mainly due to continuing growth in average assets. Other non-interest expense decreased $3.2 million, or 4.0%, from the prior year and included a recovery of $2.8 million in 2015 related to a letter of credit exposure which had been drawn upon and subsequently paid off. In addition, lower costs were recorded for bank card rewards expense (down $1.2 million), legal fees (down $1.4 million) and impairment losses on surplus branch sites (down $1.5 million). These decreases were partly offset by higher bank card fraud losses of $3.7 million in the current year, coupled with a loss recovery of $1.7 million in 2014 from the settlement of past litigation.

In 2014, non-interest expense was $656.3 million, an increase of $27.7 million, or 4.4%, over 2013. Salaries and benefits expense increased $17.2 million, or 4.7%, mainly due to higher full-time salaries expense and medical plan costs. Full-time equivalent employees totaled 4,744 at December 31, 2014, an increase of .4% over 2013. Occupancy expense increased $186 thousand, while equipment expense and supplies and communication expense both declined slightly. Data processing and software expense increased $735 thousand mainly due to higher software licensing and bank card processing expense. Marketing expense increased $1.5 million, or 10.6%, mainly due to lower advertising activities during 2013, and deposit insurance expense increased $455 thousand, or 4.1% due to higher average assets. Other non-interest expense increased $7.7 million, or 10.7%, over 2013. The increase resulted from a $2.1 million increase in bank card rewards costs and higher costs for operating lease depreciation, coupled with a $2.0 million reimbursement from the Company's bank card processor in 2013 and gains of $3.1 million on sales of foreclosed properties during 2013. These effects were partly offset by the 2014 litigation recovery of $1.7 million mentioned above and letter of credit provisions in 2013 totaling $2.8 million. The Summit acquisition in September 2013 also contributed to the overall increase in total non-interest expense, as costs relating to those operations rose $1.7 million in 2014 (the first full year of such costs) compared to 2013.

Income Taxes
Income tax expense was $116.6 million in 2015, compared to $121.6 million in 2014 and $123.2 million in 2013. The effective tax rate, including the effect of non-controlling interest, was 30.7% in 2015 compared to 31.7% in 2014 and 32.1% in 2013. The Company’s effective tax rates in the years noted above were lower than the federal statutory rate of 35% mainly due to tax-exempt interest on state and local municipal obligations. Additional information about income tax expense is provided in Note 9 to the consolidated financial statements.

Financial Condition
Loan Portfolio Analysis
Classifications of consolidated loans by major category at December 31 for each of the past five years are shown in the table below. This portfolio consists of loans which were acquired or originated with the intent of holding to their maturity. Loans held for sale are separately discussed in a following section. A schedule of average balances invested in each loan category below appears on page 54.

	Balance at December 31
(In thousands)	2015	2014	2013	2012	2011
Commercial:
Business	$4,397,893	$3,969,952	$3,715,319	$3,134,801	$2,808,265
Real estate — construction and land	624,070	403,507	406,197	355,996	386,598
Real estate — business	2,355,544	2,288,215	2,313,550	2,214,975	2,180,100
Personal banking:
Real estate — personal	1,915,953	1,883,092	1,787,626	1,584,859	1,428,777
Consumer	1,924,365	1,705,134	1,512,716	1,289,650	1,114,889
Revolving home equity	432,981	430,873	420,589	437,567	463,587
Consumer credit card	779,744	782,370	796,228	804,245	788,701
Overdrafts	6,142	6,095	4,611	9,291	6,561
Total loans	$12,436,692	$11,469,238	$10,956,836	$9,831,384	$9,177,478

The contractual maturities of loan categories at December 31, 2015, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Business	$2,191,233	$1,832,997	$373,663	$4,397,893
Real estate — construction and land	300,957	253,497	69,616	624,070
Real estate — business	506,783	1,387,005	461,756	2,355,544
Real estate — personal	172,566	506,758	1,236,629	1,915,953
Total business and real estate loans	$3,171,539	$3,980,257	$2,141,664	9,293,460
Consumer (1)				1,924,365
Revolving home equity (2)				432,981
Consumer credit card (3)				779,744
Overdrafts				6,142
Total loans				$12,436,692
Loans with fixed rates	$719,069	$2,239,212	$1,241,160	$4,199,441
Loans with floating rates	2,452,470	1,741,045	900,504	5,094,019
Total business and real estate loans	$3,171,539	$3,980,257	$2,141,664	$9,293,460

(1)	Consumer loans with floating rates totaled $308.0 million.

(2)	Revolving home equity loans with floating rates totaled $425.6 million.
(3) Consumer credit card loans with floating rates totaled $686.1 million.

Total loans at December 31, 2015 were $12.4 billion, an increase of $967.5 million, or 8.4%, over balances at December 31, 2014. The growth in loans during 2015 occurred in all loan categories, with the exception of consumer credit card loans, which declined slightly from the prior year. Business loans increased $427.9 million, or 10.8%, reflecting growth in commercial and industrial loans, lease loans, corporate card loans and tax-advantaged lending. Business real estate loans increased $67.3 million, or 2.9%, due to higher totals of non-owner-occupied loans during 2015. Construction loans increased $220.6 million, or 54.7% due to growth in commercial construction projects. Personal real estate loans retained by the Company increased $32.9 million, or 1.7%, as low rates during the year contributed to a stable market. However, the Company also sold $95.7 million in 30-year fixed rate loans under a new initiative in 2015. Consumer loans were higher by $219.2 million, or 12.9%, which was largely driven by continued demand for automobile loans, while marine and recreational vehicle loan balances continued to run off during the year. Revolving home equity and consumer credit card loan balances saw only slight changes compared to balances at year end 2014.

The Company currently generates approximately 28% of its loan portfolio in the St. Louis market, 30% in the Kansas City market, and 42% in other regional markets. The portfolio is diversified from a business and retail standpoint, with 59% in loans to businesses and 41% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. At December 31, 2015, the balance of SNC loans totaled approximately $656.0 million, with an additional $1.2 billion in unfunded commitments, compared to $508.0 million in loans and $1.2 billion in unfunded commitments at December 31, 2014.

Commercial Loans
Business
Total business loans amounted to $4.4 billion at December 31, 2015 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax-advantaged financings which carry tax free interest rates. These loans totaled $822.9 million at December 31, 2015, which was a $95.4 million, or 13.1%, increase over December 31, 2014 balances, and comprised 6.6% of the Company's total loan portfolio. The business loan portfolio also includes direct financing and sales type leases totaling $463.1 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases increased $50.2 million, or 12.1%, over 2014 and comprised 3.7% of the Company’s total loan portfolio. The Company has outstanding energy-related loans totaling $136.5 million at December 31, 2015. Also included in this portfolio are corporate card loans, which totaled $223.9 million at December 31, 2015. These loans, which increased by $11.7 million, or 5.5% in 2015, are made in conjunction with the Company’s corporate card business. They are generally for corporate trade purchases and are short-term, with outstanding balances averaging between 7 to 13 days in duration, which helps to limit risk in these loans.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, healthcare, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan recoveries in this category totaled $388 thousand in 2015, while net loan charge-offs of $465 thousand were recorded in 2014. Non-accrual business loans were $10.9 million (.2% of business loans) at December 31, 2015 compared to $11.6 million December 31, 2014.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $624.1 million at December 31, 2015, which was an increase of $220.6 million, or 54.7%, over the prior year and comprised 5.0% of the Company’s total loan portfolio. These loans are mostly made to businesses in and around the Company's local markets. Commercial construction and land development loans totaled $419.5 million, or 67.2% of total construction loans at December 31, 2015. These commercial loans increased $206.1 million over 2014 year end balances; driving the growth in the total construction portfolio. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger, speculative commercial properties remains low. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2015 totaled $204.6 million, or 32.8% of total construction loans. A stable market has contributed to improved loss trends, with net loan recoveries of $1.3 million and $1.5 million recorded in 2015 and 2014, respectively. Construction and land loans on non-accrual status declined to $3.1 million at year end 2015 compared to $5.2 million at year end 2014.

Real Estate-Business
Total business real estate loans were $2.4 billion at December 31, 2015 and comprised 18.9% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, churches, and other commercial properties. Emphasis is placed on owner-occupied lending (41.8% of this portfolio), which presents lower risk levels. The borrowers and/or the properties are generally located in local and regional markets. Additional information about loans by category is presented on page 35. At December 31, 2015, non-accrual balances amounted to $7.9 million, or .3% of the loans in this category, down from $17.9 million at year end 2014. The Company experienced net recoveries of $133 thousand in 2015 compared to net charge-offs of $427 thousand in 2014.

Personal Banking Loans
Real Estate-Personal
At December 31, 2015, there were $1.9 billion in outstanding personal real estate loans, which comprised 15.4% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans, and at December 31, 2015, 32% of the portfolio was comprised of adjustable rate loans and 68% was comprised of fixed rate loans. The Company does not purchase any loans from outside parties or brokers, and has never maintained or promoted subprime or reduced-document products. The Company retains adjustable rate mortgage loans, and until recently has retained fixed rate loans as directed by its Asset/Liability Management Committee. In 2015, an initiative to originate and sell certain long-term fixed rate loans was begun, under which $95.7 million were sold during 2015. Levels of mortgage loan origination activity increased in 2015 compared to 2014, with originations of $401 million in 2015 compared with $344 million in 2014. The Company has experienced lower loan losses in this category than many others in the industry and believes this is partly because of its conservative underwriting culture, stable markets, and the fact that it does not offer subprime lending products or purchase loans from brokers. Net loan charge-offs for 2015 amounted to $441 thousand, compared to $527 thousand in the previous year. The non-accrual balances of loans in this category decreased to $4.4 million at December 31, 2015, compared to $6.2 million at year end 2014.

Consumer
Consumer loans consist of automobile, motorcycle, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, and other consumer loans. These loans totaled $1.9 billion at year end 2015. Approximately 59% of consumer loans outstanding were originated indirectly from auto and other dealers, while the remaining 41% were direct loans made to consumers. Approximately 58% of the consumer portfolio consists of loans secured by passenger vehicles, 16% in fixed rate home equity loans, and 7% in marine and RV loans. As mentioned above, total consumer loans increased by $219.2 million in 2015, mainly the result of growth in loans collateralized by passenger vehicles (mainly automobiles) of $154.2 million, or 16.1%. Growth of $101.6 million in other consumer loans and $12.6 million in fixed rate home equity loans was offset by the run-off of $49.1 million in marine and RV loans. Net charge-offs on consumer loans were $8.3 million in 2015 compared to $8.8 million in 2014, averaging .5% of consumer loans in both years. Consumer loan net charge-offs included marine and RV loan net charge-offs of $2.2 million, which were 1.3% of average marine and RV loans in 2015, compared to 1.1% in 2014.

Revolving Home Equity
Revolving home equity loans, of which 98% are adjustable rate loans, totaled $433.0 million at year end 2015. An additional $668.6 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net charge-offs totaled $402 thousand in 2015, compared to $40 thousand in 2014.

Consumer Credit Card
Total consumer credit card loans amounted to $779.7 million at December 31, 2015 and comprised 6.3% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 37% of the households that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. At December 31, 2015, approximately 88% of the outstanding credit card loan balances had a floating interest rate, compared to 85% in the prior year. Net charge-offs amounted to $25.0 million in 2015, an increase of $317 thousand over $24.7 million in 2014. The ratio of credit card loan net charge-offs to total average credit card loans was 3.4% in 2015 compared to 3.3% in 2014.

Loans Held for Sale
Loans held for sale are comprised of certain long-term fixed rate personal real estate loans and loans extended to students while attending colleges and universities. The personal real estate loans are carried at fair value and totaled $5.0 million at December 31, 2015. The student loans, carried at the lower of cost or fair value, totaled $2.6 million at December 31, 2015. Both of these portfolios are further discussed in Note 3 to the consolidated financial statements.

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
The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rest upon various judgments and assumptions made by management. In addition to past loan loss experience, various qualitative factors are considered, such as current loan portfolio composition and characteristics, trends in delinquencies, portfolio risk ratings, levels of non-performing assets, credit concentrations, collateral values, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company’s senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The Company’s subsidiary bank continues to be subject to examination by several regulatory agencies, and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. Refer to Note 1 to the consolidated financial statements for additional discussion on the allowance and charge-off policies.

At December 31, 2015, the allowance for loan losses was $151.5 million compared to $156.5 million at December 31, 2014. Total loans delinquent 90 days or more and still accruing were $16.5 million at December 31, 2015, an increase of $2.8 million compared to year end 2014. Non-accrual loans at December 31, 2015 were $26.6 million, a decrease of $14.2 million (mainly in business real estate non-accrual loans) from the prior year. The 2015 year end balance was comprised of $10.9 million of business loans, $7.9 million of business real estate loans, $4.4 million of personal real estate loans, and $3.1 million of construction loans. The percentage of allowance to loans decreased to 1.22% at December 31, 2015 compared to 1.36% at year end 2014 as a result of loan growth and a decline of $5.0 million in the allowance. The percentage of allowance to non-accrual loans was 570% at December 31, 2015, compared to 384% at December 31, 2014.

Net loan charge-offs totaled $33.7 million in 2015, representing an $804 thousand decrease compared to net charge-offs of $34.5 million in 2014. Declines in net charge-offs occurred in business, business real estate, and consumer loans. Business loans experienced net recoveries of $388 thousand in 2015, compared to net charge-offs of $465 thousand in 2014. Net recoveries of $133 thousand occurred in business real estate loans in 2015, compared to net charge-offs of $427 thousand in 2014. Net charge-offs on consumer loans decreased $527 thousand to $8.3 million in 2015, compared to net charge-offs of $8.8 million in 2014. Lower net charge-offs also occurred in personal real estate loans, which declined $86 thousand. These decreases in net charge-offs were partly offset by higher charge-offs in other loan categories. Net recoveries on construction and land loans declined $267 thousand to $1.3 million in 2015, compared to $1.5 million in 2014. Net charge-offs on consumer credit card loans increased $317 thousand to $25.0 million in 2015, compared to $24.7 million in 2014, and consumer credit card net charge-offs grew to 3.35% of average consumer credit card loans in 2015 compared to 3.28% in 2014. Consumer credit card loan net charge-offs as a percentage of total net charge-offs increased to 74.2% in 2015 compared to 71.6% in 2014, as slightly higher consumer credit card charge-offs offset lower overall net charge-offs in other loan categories. Revolving home equity loans also experienced higher net charge-offs, which increased by $362 thousand over the previous year.

The ratio of net charge-offs to total average loans outstanding in 2015 was .28% compared to .31% in 2014 and .30% in 2013. The provision for loan losses in 2015 was $28.7 million, compared to provisions of $29.5 million in 2014 and $20.4 million in 2013.

The Company considers the allowance for loan losses of $151.5 million adequate to cover losses inherent in the loan portfolio at December 31, 2015.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2015	2014	2013	2012	2011
Loans outstanding at end of year(A)	$12,436,692	$11,469,238	$10,956,836	$9,831,384	$9,177,478
Average loans outstanding(A)	$11,869,276	$11,260,233	$10,311,654	$9,379,316	$9,222,568
Allowance for loan losses:
Balance at beginning of year	$156,532	$161,532	$172,532	$184,532	$197,538
Additions to allowance through charges to expense	28,727	29,531	20,353	27,287	51,515
Loans charged off:
Business	2,295	2,646	1,869	2,809	6,749
Real estate — construction and land	499	794	621	1,244	7,893
Real estate — business	1,263	1,108	2,680	7,041	4,176
Real estate — personal	1,037	844	1,570	2,416	3,217
Consumer	11,708	12,214	11,029	12,288	16,052
Revolving home equity	722	783	1,200	2,044	1,802
Consumer credit card	31,326	32,424	33,206	33,098	39,242
Overdrafts	2,200	1,960	2,024	2,221	2,254
Total loans charged off	51,050	52,773	54,199	63,161	81,385
Recoveries of loans previously charged off:
Business	2,683	2,181	2,736	5,306	1,761
Real estate — construction and land	1,761	2,323	5,313	1,527	943
Real estate — business	1,396	681	1,728	1,933	613
Real estate — personal	596	317	343	990	445
Consumer	3,430	3,409	3,489	4,161	3,896
Revolving home equity	320	743	214	240	135
Consumer credit card	6,287	7,702	8,085	8,623	7,625
Overdrafts	850	886	938	1,094	1,446
Total recoveries	17,323	18,242	22,846	23,874	16,864
Net loans charged off	33,727	34,531	31,353	39,287	64,521
Balance at end of year	$151,532	$156,532	$161,532	$172,532	$184,532
Ratio of allowance to loans at end of year	1.22%	1.36%	1.47%	1.75%	2.01%
Ratio of provision to average loans outstanding	.24%	.26%	.20%	.29%	.56%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.

	Years Ended December 31
	2015	2014	2013	2012	2011
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	(.01)%	.01%	(.03)%	(.08)%	.17%
Real estate — construction and land	(.26)	(.37)	(1.24)	(.08)	1.66
Real estate — business	(.01)	.02	.04	.23	.17
Real estate — personal	.02	.03	.07	.09	.19
Consumer	.45	.54	.52	.69	1.09
Revolving home equity	.09	.01	.23	.40	.36
Consumer credit card	3.35	3.28	3.34	3.35	4.23
Overdrafts	24.93	21.97	18.04	18.40	11.62
Ratio of total net charge-offs to total average loans outstanding	.28%	.31%	.30%	.42%	.70%

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end.

(Dollars in thousands)	2015		2014		2013		2012		2011
	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans
Business	$43,617	35.4%	$40,881	34.6%	$43,146	33.9%	$47,729	31.9%	$49,217	30.5%
RE — construction and land	16,312	5.0	13,584	3.5	18,617	3.7	20,555	3.6	28,280	4.2
RE — business	22,157	18.9	35,157	20.0	32,426	21.1	37,441	22.5	45,000	23.8
RE — personal	6,680	15.4	7,343	16.4	4,490	16.3	3,937	16.1	3,701	15.6
Consumer	21,717	15.5	16,822	14.9	15,440	13.8	15,165	13.1	15,369	12.1
Revolving home equity	1,393	3.5	2,472	3.7	3,152	3.8	4,861	4.5	2,220	5.1
Consumer credit card	38,764	6.3	39,541	6.8	43,360	7.3	41,926	8.2	39,703	8.6
Overdrafts	892	—	732.1		901.1		918.1		1,042.1
Total	$151,532	100.0%	$156,532	100.0%	$161,532	100.0%	$172,532	100.0%	$184,532	100.0%

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

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2015	2014	2013	2012	2011
Total non-accrual loans	$26,575	$40,775	$48,814	$51,410	$75,482
Real estate acquired in foreclosure	2,819	5,476	6,625	13,453	18,321
Total non-performing assets	$29,394	$46,251	$55,439	$64,863	$93,803
Non-performing assets as a percentage of total loans	.24%	.40%	.51%	.66%	1.02%
Non-performing assets as a percentage of total assets	.12%	.19%	.24%	.29%	.45%
Loans past due 90 days and still accruing interest	$16,467	$13,658	$13,966	$15,347	$14,958

The table below shows the effect on interest income in 2015 of loans on non-accrual status at year end.

(In thousands)
Gross amount of interest that would have been recorded at original rate	$2,335
Interest that was reflected in income	239
Interest income not recognized	$2,096

Non-accrual loans, which are also classified as impaired, totaled $26.6 million at year end 2015, a decrease of $14.2 million from the balance at year end 2014. The decline from December 31, 2014 occurred mainly in business real estate loans, which decreased $10.0 million largely due to the payoff of a single loan. At December 31, 2015, non-accrual loans were comprised primarily of business (40.9%), business real estate (29.6%) and personal real estate (16.7%) loans. Foreclosed real estate totaled $2.8 million at December 31, 2015, a decrease of $2.7 million when compared to December 31, 2014. Total non-performing assets remain low compared to the overall banking industry in 2015, with the non-performing loans to total loans ratio at .21% at December 31, 2015. Total loans past due 90 days or more and still accruing interest were $16.5 million as of December 31, 2015, an increase of $2.8 million when compared to December 31, 2014. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $113.1 million at December 31, 2015 compared with $81.2 million at December 31, 2014, resulting in an increase of $32.0 million, or 39.4%. The change in potential problem loans was largely comprised of an increase of $34.9 million in business loans, mainly due to the downgrade of several large commercial and industrial loans.

	December 31
(In thousands)	2015	2014
Potential problem loans:
Business	$58,860	$23,919
Real estate – construction and land	1,159	8,654
Real estate – business	51,107	45,140
Real estate – personal	1,755	3,469
Consumer	262	—
Total potential problem loans	$113,143	$81,182

At December 31, 2015, the Company had $53.7 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 3 to the consolidated financial statements. This balance includes certain commercial loans totaling $21.9 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate - Construction and Land Loans
The Company’s portfolio of construction loans, as shown in the table below, amounted to 5.0% of total loans outstanding at December 31, 2015.

(Dollars in thousands)	December 31, 2015	% of Total	% of Total Loans	December 31, 2014	% of Total	% of Total Loans
Residential land and land development	$72,622	11.6%	.6%	$82,072	20.3%	.7%
Residential construction	131,943	21.2	1.1	108,058	26.8	1.0
Commercial land and land development	54,176	8.7	.4	62,379	15.5	.5
Commercial construction	365,329	58.5	2.9	150,998	37.4	1.3
Total real estate – construction and land loans	$624,070	100.0%	5.0%	$403,507	100.0%	3.5%

Real Estate – Business Loans
Total business real estate loans were $2.4 billion at December 31, 2015 and comprised 18.9% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 42% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	December 31, 2015	% of Total	% of Total Loans	December 31, 2014	% of Total	% of Total Loans
Owner-occupied	$983,844	41.8%	7.9%	$1,017,099	44.4%	8.9%
Retail	322,644	13.7	2.6	305,296	13.3	2.7
Office	218,018	9.3	1.8	230,798	10.1	2.1
Multi-family	196,212	8.3	1.6	200,295	8.8	1.7
Farm	167,344	7.1	1.3	151,788	6.6	1.3
Hotels	157,317	6.7	1.2	158,348	6.9	1.4
Industrial	112,261	4.7	.9	94,266	4.2	.8
Other	197,904	8.4	1.6	130,325	5.7	1.1
Total real estate - business loans	$2,355,544	100.0%	18.9%	$2,288,215	100.0%	20.0%

Real Estate - Personal Loans
The Company’s $1.9 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. The majority of this portfolio is comprised of approximately $1.7 billion of loans made to the retail customer base and includes both adjustable rate and fixed rate mortgage loans. As shown in Note 3 to the consolidated financial statements, 4.5% of this portfolio has FICO scores of less than 660, and delinquency levels have been low. Loans of approximately $15.5 million in this personal real estate portfolio were structured with interest only payments. Interest only loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount.  A small portion of the total portfolio is comprised of personal real estate loans made to commercial customers which totaled $257.8 million at December 31, 2015.

The following table presents information about the retail-based personal real estate loan portfolio for 2015 and 2014.

	2015		2014
(Dollars in thousands)	Principal Outstanding at December 31	% of Loan Portfolio	Principal Outstanding at December 31	% of Loan Portfolio
Loans with interest only payments	$15,516.9%		$17,159	1.0%
Loans with no insurance and LTV:
Between 80% and 90%	85,438	5.1	80,897	4.9
Between 90% and 95%	28,284	1.7	27,707	1.7
Over 95%	33,119	2.0	35,233	2.1
Over 80% LTV with no insurance	146,841	8.8	143,837	8.7
Total loan portfolio from which above loans were identified	1,667,713		1,643,227

Revolving Home Equity Loans
The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (93.5%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the following tables, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. The weighted average FICO score for the total current portfolio balance is 772. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. Over the next three years, approximately 34% of the Company's current outstanding balances are expected to mature. Of these balances, 82% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

(Dollars in thousands)	Principal Outstanding at December 31, 2015	*	New Lines Originated During 2015	*	Unused Portion of Available Lines at December 31, 2015	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$404,758	93.5%	$193,606	44.7%	$654,919	151.3%	$4,143	1.0%
Loans with LTV:
Between 80% and 90%	45,061	10.4	23,293	5.4	40,482	9.3	443.1
Over 90%	23,000	5.3	6,357	1.4	9,272	2.2	232.1
Over 80% LTV	68,061	15.7	29,650	6.8	49,754	11.5	675.2
Total loan portfolio from which above loans were identified	432,981	206,934	686,976
* Percentage of total principal outstanding of $433.0 million at December 31, 2015.

(Dollars in thousands)	Principal Outstanding at December 31, 2014	*	New Lines Originated During 2014	*	Unused Portion of Available Lines at December 31, 2014	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$405,298	94.1%	$156,286	36.3%	$664,160	154.1%	$1,798.4%
Loans with LTV:
Between 80% and 90%	40,301	9.4	18,257	4.2	38,592	9.0	238.1
Over 90%	22,799	5.2	14,353	3.4	9,246	2.1	81	—
Over 80% LTV	63,100	14.6	32,610	7.6	47,838	11.1	319.1
Total loan portfolio from which above loans were identified	430,873		166,397		688,541
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

Outstanding balances for these loans were $304.5 million and $291.9 million at December 31, 2015 and 2014, respectively. At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, less than 2% of this portfolio was comprised of interest only loans at both December 31, 2015 and 2014. The delinquency history on this product has been low, as balances over 30 days past due totaled only $1.0 million, or .3% of the portfolio, at year end 2015 and $1.3 million, or .4% of the portfolio, at year end 2014.

	2015				2014
(Dollars in thousands)	Principal Outstanding at December 31	*	New Loans Originated	*	Principal Outstanding at December 31	*	New Loans Originated	*
Loans with interest only payments	$1,905.6%		$3,474	1.1%	$3,400	1.2%	$2,015.7%
Loans with LTV:
Between 80% and 90%	65,643	21.6	23,133	7.6	60,924	20.9	23,397	8.0
Over 90%	17,402	5.7	6,175	2.0	19,472	6.6	6,129	2.1
Over 80% LTV	83,045	27.3	29,308	9.6	80,396	27.5	29,526	10.1
Total loan portfolio from which above loans were identified	304,456				291,891
* Percentage of total principal outstanding of $304.5 million and $291.9 million at December 31, 2015 and 2014, respectively.

Management does not believe these loans collateralized by real estate (fixed rate home equity, personal real estate, and revolving home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in 2015 of $112 thousand, $441 thousand and $402 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans, which are characterized as new loans to customers with FICO scores below 660. The Company does not purchase brokered loans.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines comprised mainly of loans secured by passenger vehicles (mainly automobiles and motorcycles), marine, and RVs. During 2015, $650.7 million of new vehicle loans were originated, compared to $617.0 million during 2014. Marine and RV loan production has been significantly curtailed since 2008 with few new originations. The loss ratios experienced for marine and RV loans have been higher than for other consumer loan products, at 1.3% and 1.1% in 2015 and 2014, respectively. Balances over 30 days past due for marine and RV loans decreased $530 thousand at year end 2015 compared to 2014. The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2015 and 2014.

	2015			2014
(In thousands)	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due
Passenger vehicles	$1,112,434	$650,738	$12,475	$958,270	$616,994	$8,801
Marine	36,895	2,173	1,248	49,722	810	2,049
RV	106,180	1,678	3,883	142,492	1,445	3,612
Total	$1,255,509	$654,589	$17,606	$1,150,484	$619,249	$14,462

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at December 31, 2015 of $779.7 million in consumer credit card loans outstanding, approximately $180.3 million, or 23.1%, carried a low promotional rate. Within the next six months, $50.3 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The company's energy lending portfolio totaled $136.5 million at December 31, 2015. The portfolio was comprised of lending to the petroleum and natural gas sectors and included $65.6 million in loans related to extraction, $28.7 million of loans in the mid-stream shipping and storage sector, $27.2 million of loans in the downstream distribution and refining sector, and $14.9 million of loans for support activities.

Investment Securities Analysis
Investment securities are comprised of securities which are classified as available for sale, non-marketable, or trading. During 2015, total investment securities increased $307.6 million, or 3.2%, to $9.8 billion (excluding unrealized gains/losses) compared to $9.5 billion at the previous year end. During 2015, securities of $3.5 billion were purchased in the available for sale and non-marketable portfolios, which included $1.2 billion in asset-backed securities, $560.9 million in agency mortgage-backed securities and $585.6 million in non-agency mortgage-backed securities. Total sales, maturities and pay downs in these portfolios were $3.2 billion during 2015. During 2016, maturities and pay downs of approximately $1.6 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 2.24% in 2015 and 2.30% in 2014.

At December 31, 2015, the fair value of available for sale securities was $9.8 billion, including a net unrealized gain in fair value of $85.6 million, compared to a net unrealized gain of $137.3 million at December 31, 2014. The overall unrealized gain in fair value at December 31, 2015 included gains of $39.3 million in agency mortgage-backed securities, $35.3 million in state and municipal obligations, and $35.3 million in equity securities held by the Parent, partially offset by a loss of $15.8 million in asset-backed securities.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2015	2014
Amortized Cost
U.S. government and federal agency obligations	$729,846	$497,336
Government-sponsored enterprise obligations	794,912	968,574
State and municipal obligations	1,706,635	1,789,215
Agency mortgage-backed securities	2,579,031	2,523,377
Non-agency mortgage-backed securities	879,186	372,911
Asset-backed securities	2,660,201	3,090,174
Other debt securities	335,925	140,784
Equity securities	5,678	3,931
Total available for sale investment securities	$9,691,414	$9,386,302
Fair Value
U.S. government and federal agency obligations	$727,076	$501,407
Government-sponsored enterprise obligations	793,023	963,127
State and municipal obligations	1,741,957	1,813,201
Agency mortgage-backed securities	2,618,281	2,593,708
Non-agency mortgage-backed securities	879,963	382,744
Asset-backed securities	2,644,381	3,091,993
Other debt securities	331,320	139,161
Equity securities	41,003	38,219
Total available for sale investment securities	$9,777,004	$9,523,560
The available for sale portfolio includes agency mortgage-backed securities, which are collateralized bonds issued by agencies, including FNMA, GNMA, FHLMC, FHLB, Federal Farm Credit Banks and FDIC. Non-agency mortgage-backed securities totaled $880.0 million, at fair value, at December 31, 2015, and included Alt-A type mortgage-backed securities of $44.0 million and prime/jumbo loan type securities of $237.5 million. Certain non-agency mortgage-backed securities are other-than-temporarily impaired, and the processes for determining impairment and the related losses are discussed in Note 4 to the consolidated financial statements.

At December 31, 2015, U.S. government obligations included $416.8 million in TIPS, and state and municipal obligations included $17.2 million in auction rate securities, at fair value. Other debt securities include corporate bonds, notes and commercial paper. Available for sale equity securities are mainly comprised of common stock held by the Parent which totaled $38.3 million at December 31, 2015.

The types of debt securities held in the available for sale security portfolio at year end 2015 are presented in the table below. Additional detail by maturity category is provided in Note 4 to the consolidated financial statements.

	December 31, 2015
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	7.5%	1.29%	4.6	years
Government-sponsored enterprise obligations	8.1	1.79	4.1
State and municipal obligations	17.9	2.46	5.5
Agency mortgage-backed securities	26.9	2.62	3.5
Non-agency mortgage-backed securities	9.0	2.54	3.5
Asset-backed securities	27.2	1.33	2.4
Other debt securities	3.4	2.54	5.9
*Based on call provisions and estimated prepayment speeds.

Non-marketable securities totaled $112.8 million at December 31, 2015 and $106.9 million at December 31, 2014. These include Federal Reserve Bank stock and Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities and are carried at cost. Also included are private equity investments, most of which are held by a subsidiary qualified as a Small Business Investment Company. These investments are carried at estimated fair value, but are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks.

Non-marketable securities at year end for the past two years are shown below:

	December 31
(In thousands)	2015	2014
Federal Reserve Bank stock	$32,634	$32,383
Federal Home Loan Bank stock	14,191	14,203
Private equity investments in debt securities	30,262	32,793
Private equity investments in equity securities	35,354	27,371
Other equity securities	345	125
Total non-marketable investment securities	$112,786	$106,875

In addition to its holdings in the investment securities portfolio, the Company invests in long-term securities purchased under agreements to resell, which totaled $875.0 million at December 31, 2015 and $1.1 billion at December 31, 2014. These investments mature in 2016 through 2018 and may have fixed rates, variable rates, or rates that fluctuate with published indices within a fixed range. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $906.3 million in marketable investment securities at December 31, 2015. The average rate earned on these agreements during 2015 was 1.11%.

The Company also holds offsetting repurchase and resale agreements totaling $550.0 million and $450.0 million at December 31, 2015 and 2014, respectively, which are further discussed in Note 19 to the consolidated financial statements. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have been offset against each other in the balance sheet, as permitted under current accounting guidance. The agreements mature in 2016 through 2019 and earned an average of 52 basis points during 2015.

Deposits and Borrowings
Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $20.0 billion at December 31, 2015, compared to $19.5 billion last year, reflecting an increase of $503.1 million, or 2.6%. Most of this growth occurred in the fourth quarter of 2015.

Average deposits grew by $529.9 million, or 2.8%, in 2015 compared to 2014 with most of this growth occurring in business demand deposits, which increased $387.7 million, or 8.0%, and in money market deposits, which grew $280.1 million, or 3.1%. Total certificates of deposit fell on average by $251.2 million, or 10.9%, but personal demand deposits and savings grew $68.2 million, or 5.4%, and $58.7 million, or 8.7%, respectively.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2015	2014
Non-interest bearing	35.8%	35.0%
Savings, interest checking and money market	54.2	54.1
Time open and C.D.’s of less than $100,000	3.9	4.5
Time open and C.D.’s of $100,000 and over	6.1	6.4
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 76% of average earning assets in both 2015 and 2014. Average balances by major deposit category for the last six years appear on page 54. A maturity schedule of time deposits outstanding at December 31, 2015 is included in Note 7 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. Total balances of federal funds purchased and repurchase agreements outstanding at December 31, 2015 were $2.0 billion, a $101.0 million increase over the $1.9 billion balance outstanding at year end 2014. On an average basis, these borrowings increased $397.2 million, or 31.6%, during 2015, with an increase of $53.1 million in federal funds purchased coupled with an increase of $344.1 million in repurchase agreements. The average rate paid on total federal funds purchased and repurchase agreements was .11% during 2015 and .08% during 2014.

The Company’s long-term debt is currently comprised of fixed rate advances from the FHLB. These borrowings decreased to $103.8 million at December 31, 2015, from $104.1 million outstanding at December 31, 2014. The average rate paid on FHLB advances was 3.50% and 3.51% during 2015 and 2014, respectively. Most of the remaining balance outstanding at December 31, 2015 is due in 2017.

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
During 2015, the Company continued to see more growth in average loans (up 5.4%) than in deposits (up 2.8%). As a result, the Company’s average loans to deposits ratio, one measure of liquidity, increased to 61.4% in 2015 from 59.9% in 2014.

The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, balances at the Federal Reserve Bank, and securities purchased under agreements to resell. At December 31, 2015 and 2014, such assets were as follows:

(In thousands)	2015	2014
Available for sale investment securities	$9,777,004	$9,523,560
Federal funds sold	14,505	32,485
Long-term securities purchased under agreements to resell	875,000	1,050,000
Balances at the Federal Reserve Bank	23,803	600,744
Total	$10,690,312	$11,206,789

Federal funds sold are funds lent to the Company’s correspondent bank customers with overnight maturities, and totaled $14.5 million at December 31, 2015. At December 31, 2015, the Company had lent funds totaling $875.0 million under long-term resale agreements to other large financial institutions. The agreements mature in years 2016 through 2018. Under these agreements, the Company holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $906.3 million in fair value at December 31, 2015. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $23.8 million at December 31, 2015. The Company’s available for sale investment portfolio includes scheduled maturities and expected pay downs of approximately $1.6 billion during 2016, and these funds offer substantial resources to meet either new loan demand or help offset reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At December 31, 2015 and 2014, total investment securities pledged for these purposes were as follows:

(In thousands)	2015	2014
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$166,153	$362,920
FHLB borrowings and letters of credit	31,095	40,978
Repurchase agreements	2,116,537	2,389,093
Other deposits	1,827,195	1,861,001
Total pledged securities	4,140,980	4,653,992
Unpledged and available for pledging	3,886,219	3,107,968
Ineligible for pledging	1,749,805	1,761,600
Total available for sale securities, at fair value	$9,777,004	$9,523,560

Liquidity is also available from the Company’s large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At December 31, 2015, such deposits totaled $18.0 billion and represented 90.0% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Total core deposits increased $627.6 million at year end 2015 over 2014, with growth of $506.5 million in consumer and $302.0 million in corporate core deposits, partially offset by a decline of $103.4 million in private banking. Much of overall deposit growth tends to occur in the fourth quarter, reflecting seasonal patterns. While the Company considers core consumer and private banking deposits less volatile, corporate deposits could decline if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances. If these corporate deposits decline, the Company's funding needs can be met by liquidity supplied by investment security maturities and pay downs of $1.6 billion as noted above. In addition, as shown on page 42, the Company has borrowing capacity of $3.2 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2015	2014
Core deposit base:
Non-interest bearing	$7,146,398	$6,811,959
Interest checking	1,267,757	1,352,759
Savings and money market	9,566,989	9,188,842
Total	$17,981,144	$17,353,560

Time open and certificates of deposit of $100,000 or greater totaled $1.2 billion at December 31, 2015. These deposits are normally considered more volatile and higher costing, and comprised 6.1% of total deposits at December 31, 2015.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, repurchase agreements, and advances from the FHLB, as follows:

(In thousands)	2015	2014
Borrowings:
Federal funds purchased	$556,970	$3,840
Repurchase agreements	1,406,582	1,858,678
FHLB advances	103,818	104,058
Total	$2,067,370	$1,966,576

Federal funds purchased, which totaled $557.0 million at December 31, 2015, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company’s investment portfolio. Total repurchase agreements at December 31, 2015 were comprised of non-insured customer funds totaling $1.4 billion and securities pledged for these retail agreements totaled $1.6 billion. The Company's former longer term structured repurchase agreements, borrowed from an upstream financial institution, were repaid in 2014. The Company also borrows on a secured basis through advances from the FHLB, and those borrowings totaled $103.8 million at December 31, 2015. All of the FHLB advances have fixed interest rates, with the majority maturing in 2017. The overall long-term debt position of the Company is small relative to its overall liability position.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2015.

	December 31, 2015
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value pledged	$2,398,242	$1,241,990	$3,640,232
Advances outstanding	(103,818)	—	(103,818)
Letters of credit issued	(291,540)	—	(291,540)
Available for future advances	$2,002,884	$1,241,990	$3,244,874

The Company’s average loans to deposits ratio was 61.4% at December 31, 2015, which is considered in the banking industry to be a measure of strong liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Commercial paper rating		P-1
Rating outlook	Stable	Stable
Preferred stock	BBB-	Baa1
Commerce Bank
Issuer rating	A	A2
Rating outlook	Stable	Stable

The Company considers these ratings to be indications of a sound capital base and strong liquidity and believes that these ratings would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been outstanding during the past ten years. The Company has no subordinated or hybrid debt instruments which would affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that, through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately-placed corporate notes or other forms of debt. The Company issued $150.0 million in liquidation value of preferred stock in June 2014, which funded, in part, a $200.0 million accelerated repurchase of its common stock in 2014. Additionally, the Company completed a $100.0 million accelerated share repurchase program during 2015. These transactions are further discussed in Note 14 to the consolidated financial statements.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $598.0 million in 2015, as reported in the consolidated statements of cash flows on page 62 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $289.1 million and has historically been a stable source of funds. Investing activities used total cash of $1.2 billion in 2015 and consisted mainly of purchases, sales, and maturities of available for sale investment securities, changes in long-term securities purchased under agreements to resell, and changes in the level of the Company’s loan portfolio. Growth in the loan portfolio used cash of $1.0 billion, activity in the investment securities portfolio used cash of $338.4 million, and net repayments of long-term resale agreements provided cash of $175.0 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

Financing activities provided total cash of $308.3 million, primarily resulting from a $420.6 million increase in deposits and a net increase of $101.0 million in borrowings of federal funds purchased and repurchase agreements. These increases to cash were partly offset by cash dividend payments of $85.0 million and $9.0 million on common and preferred stock, respectively. The Company entered into an accelerated share repurchase agreement as mentioned above, resulting in a net outflow of $100.0 million. Direct treasury stock purchases during 2015 totaled $23.2 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash flows resulting from the Company’s transactions in its common and preferred stock were as follows:

(In millions)	2015	2014	2013
Exercise of stock-based awards	$1.9	$8.7	$9.4
Purchases of treasury stock	(23.2)	(71.0)	(69.4)
Accelerated share repurchase agreements	(100.0)	(200.0)	—
Common cash dividends paid	(85.0)	(84.2)	(82.1)
Issuance of preferred stock	—	144.8	—
Preferred cash dividends paid	(9.0)	(4.1)	—
Cash used	$(215.3)	$(205.8)	$(142.1)

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

(In millions)	2015	2014	2013
Dividends received from subsidiaries	$160.0	$234.0	$200.4
Management fees	25.7	25.8	20.7
Total	$185.7	$259.8	$221.1

These sources of funds are used mainly to pay cash dividends on outstanding stock, pay general operating expenses, and purchase treasury stock. At December 31, 2015, the Parent’s available for sale investment securities totaled $52.1 million at fair value, consisting of common and preferred stock and non-agency backed collateralized mortgage obligations. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2015 or 2014.

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

Capital Management
The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets.  Also, a new Tier I common risk-based ratio was defined.  The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments, certain asset-backed securities, and construction loans. Under the Basel III requirements, at December 31, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	2015	Minimum Ratios under Capital Adequacy Guidelines*	Minimum Ratios for Well-Capitalized Banks**
Risk-adjusted assets	$17,809,554
Tier I common risk-based capital	2,051,474
Tier I risk-based capital	2,196,258
Total risk-based capital	2,364,761
Tier I common risk-based capital ratio	11.52%	7.00%	6.50%
Tier I risk-based capital ratio	12.33	8.50	8.00
Total risk-based capital ratio	13.28	10.50	10.00
Tier I leverage ratio	9.23	4.00	5.00
Tangible common equity to tangible assets	8.48
Dividend payout ratio	33.35
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

At December 31, 2015, the Company’s risk-weighted assets under Basel III increased to $17.8 billion compared to $15.5 billion and $14.7 billion at December 31, 2014 and 2013, respectively, as calculated under the Basel I capital rules.  Tier I risk-based capital was $2.2 billion and Total risk-based capital was $2.4 billion at December 31, 2015 under Basel III rules, and were relatively unchanged from the Basel I amounts at December 31, 2014 and 2013.  Tier I and Total risk-based capital ratios at December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Tier I risk-based capital ratio	12.33%	13.74%	14.06%
Total risk-based capital ratio	13.28%	14.86%	15.28%

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market. During 2014, the Company purchased 4.7 million shares, including 3.1 million shares purchased under an accelerated share repurchase (ASR) agreement. During 2015, the Company purchased 4.2 million shares, including 3.6 million purchased under ASRs. At December 31, 2015, 4.7 million shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 5% in 2015 compared with 2014. The Company also distributed its 22nd consecutive annual 5% stock dividend in December 2015.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $10.0 billion (including approximately $4.7 billion in unused approved credit card lines) and the contractual amount of standby letters of credit totaling $311.8 million at December 31, 2015. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2015 and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Long-term debt obligations*	$3,818	$100,000	$—	$—	$103,818
Operating lease obligations	5,633	8,874	4,605	13,023	32,135
Purchase obligations	66,706	126,484	41,357	5,236	239,783
Time open and C.D.’s *	1,547,305	338,477	107,592	4,335	1,997,709
Total	$1,623,462	$573,835	$153,554	$22,594	$2,373,445
* Includes principal payments only.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. No contributions were made to the plan during the last three years, and the Company is not required nor does it expect to make a contribution in 2016.

The Company has investments in several low-income housing partnerships within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal (and sometimes state) income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. At December 31, 2015, the investments totaled $24.0 million and are recorded as other assets in the Company’s consolidated balance sheet. Unfunded commitments, which are recorded as liabilities, amounted to $18.5 million at December 31, 2015.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2015, purchases and sales of tax credits amounted to $39.3 million and $21.7 million, respectively. At December 31, 2015, the Company had outstanding purchase commitments totaling $67.4 million that it expects to fund in 2016.

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

The Company’s main interest rate measurement tool, income simulations, projects net interest income under various rate change scenarios in order to quantify the magnitude and timing of potential rate-related changes. Income simulations are able to capture option risks within the balance sheet where expected cash flows may be altered under various rate environments. Modeled rate movements include “shocks, ramps and twists.” Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting rates up and down, while ramps measure the impact of gradual changes and twists measure yield curve risk. The size of the balance sheet is assumed to remain constant so that results are not influenced by growth predictions.

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

Additionally, the Company uses market value analyses to help identify longer-term risks that may reside on the balance sheet. This is considered a secondary risk measurement tool by management. The Company measures the market value of equity as the net present value of all asset and liability cash flows discounted along the current swap curve plus appropriate market risk spreads. It is the change in the market value of equity under different rate environments, or effective duration, that gives insight into the magnitude of risk to future earnings due to rate changes. Market value analyses also help management understand the price sensitivity of non-marketable bank products under different rate environments.

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

Simulation A	December 31, 2015			September 30, 2015
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$9.1	1.36%	$(375.1)	$8.3	1.29%	$(378.9)
200 basis points rising	10.3	1.54	(264.8)	9.1	1.41	(269.4)
100 basis points rising	8.4	1.26	(142.7)	7.5	1.17	(148.9)

Simulation B	December 31, 2015			September 30, 2015
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(15.6)	(2.33)%	$(1,543.0)	$(9.8)	(1.53)%	$(1,295.5)
200 basis points rising	(7.7)	(1.15)	(1,438.4)	(3.5)	(.54)	(1,190.9)
100 basis points rising	(2.7)	(.41)	(1,323.7)	2.0	.32	(825.6)

The difference in these two simulations is the degree to which deposits are modeled to decline as noted in the above table. Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $8.4 million, while a gradual increase in rates of 200 basis points would increase net interest income by $10.3 million.  An increase in rates of 300 basis points would result an increase in net interest income of $9.1 million, slightly lower than the 200 basis points scenario because deposit attrition is assumed to be higher.  The change in net interest income from the base calculation at December 31, 2015 was higher than projections made at September 30, 2015 largely due to an increase in deposits and a decrease in federal funds purchased during the fourth quarter of 2015. Additionally, the Company's forecast at December 31, 2015 includes higher interest income earned on loans and investments, due to a Federal Reserve rate increase during the fourth quarter of 2015.

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
Derivative Financial Instruments
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps may be used on a limited basis as part of this strategy. The Company also sells interest rate swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. These paired swap contracts comprised the Company's swap portfolio at December 31, 2015 with a total notional amount of $1.0 billion.

Credit risk participation agreements arise when the Company contracts, as a guarantor or beneficiary, with other financial institutions to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved, reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2015 mature within six months.

The Company began selling new originations of certain long-term residential mortgage loans in early 2015. Derivative instruments arising from this activity include mortgage loan commitments and forward loan sale contracts. Changes in the fair values of the loan commitments and funded loans prior to sale that are due to changes in interest rates are economically hedged with forward contracts to sell residential mortgage-backed securities in the to-be-announced (TBA) market. These TBA forward contracts, which are settled in cash at the delivery date, are also derivatives.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2015 and 2014. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

	2015			2014
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$1,020,310	$11,993	$(11,993)	$647,709	$10,144	$(10,166)
Interest rate caps	66,118	73	(73)	53,587	62	(62)
Credit risk participation agreements	62,456	1	(195)	75,943	3	(226)
Foreign exchange contracts	15,535	437	(430)	19,791	248	(494)
Mortgage loan commitments	8,605	263	—	—	—	—
Mortgage loan forward sale contracts	642	—	—	—	—	—
Forward TBA contracts	11,000	4	(38)	—	—	—
Total at December 31	$1,184,666	$12,771	$(12,729)	$797,030	$10,457	$(10,948)

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

The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2015:
Net interest income	$266,328	$296,466	$42,653	$605,447	$28,873	$634,320
Provision for loan losses	(34,864)	1,032	75	(33,757)	5,030	(28,727)
Non-interest income	119,558	194,131	136,374	450,063	(2,508)	447,555
Investment securities gains, net	—	—	—	—	6,320	6,320
Non-interest expense	(273,323)	(267,521)	(108,755)	(649,599)	(26,304)	(675,903)
Income before income taxes	$77,699	$224,108	$70,347	$372,154	$11,411	$383,565
Year ended December 31, 2014:
Net interest income	$264,974	$287,244	$40,128	$592,346	$27,858	$620,204
Provision for loan losses	(34,913)	559	372	(33,982)	4,451	(29,531)
Non-interest income	113,869	190,538	128,238	432,645	3,333	435,978
Investment securities gains, net	—	—	—	—	14,124	14,124
Non-interest expense	(263,521)	(254,121)	(98,821)	(616,463)	(39,879)	(656,342)
Income before income taxes	$80,409	$224,220	$69,917	$374,546	$9,887	$384,433
2015 vs 2014
Increase (decrease) in income before income taxes:
Amount	$(2,710)	$(112)	$430	$(2,392)	$1,524	$(868)
Percent	(3.4)%	—%	.6%	(.6)%	15.4%	(.2)%
Year ended December 31, 2013:
Net interest income	$262,579	$280,121	$40,185	$582,885	$36,487	$619,372
Provision for loan losses	(33,943)	3,772	(688)	(30,859)	10,506	(20,353)
Non-interest income	108,180	186,433	117,322	411,935	6,451	418,386
Investment securities losses, net	—	—	—	—	(4,425)	(4,425)
Non-interest expense	(260,336)	(235,382)	(96,530)	(592,248)	(36,420)	(628,668)
Income before income taxes	$76,480	$234,944	$60,289	$371,713	$12,599	$384,312
2014 vs 2013
Increase (decrease) in income before income taxes:
Amount	$3,929	$(10,724)	$9,628	$2,833	$(2,712)	$121
Percent	5.1%	(4.6)%	16.0%	.8%	(21.5)%	—%

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. During 2015, income before income taxes for the Consumer segment decreased $2.7 million, or 3.4%, compared to 2014. This decrease was mainly due to an increase in non-interest expense of $9.8 million, or 3.7%. The higher expense was partly offset by increases of $5.7 million, or 5.0%, in non-interest income and $1.4 million in net interest income. Net interest income increased due to a $1.2 million decline in deposit interest expense. Non-interest income increased mainly due to growth in mortgage banking revenue, debit card fees and deposit account service charges. Non-interest expense increased over the prior year due to higher bank card fraud losses, bank card processing expense, and allocated servicing and support costs. These increases were partly offset by declines in occupancy expense and bank card rewards expense. The provision for loan losses totaled $34.9 million, a slight decrease from the prior year, mainly due to lower charge-offs on fixed rate home equity and marine and RV loans, partly offset by higher charge-offs in other consumer and consumer credit card loans. Total average loans in this segment increased $123.7 million, or 5.2%, in 2015 compared to the prior year due to continued growth in auto loans, partly offset by a decline in marine and RV loans. Average deposits continued to grow and increased $132.0 million, or 1.4%, over the prior year; however, much of the growth occurred in personal demand and money market accounts, with lower balances in certificates of deposit.

Pre-tax profitability for 2014 was $80.4 million, an increase of $3.9 million, or 5.1%, over 2013. This increase was mainly due to growth of $2.4 million in net interest income and an increase in non-interest income of $5.7 million. Net interest income increased due to a $2.9 million decrease in deposit interest expense and a $1.3 million increase in loan interest income, partly offset by a $1.8 million decline in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income increased due to growth in mortgage banking revenue and bank card fees (mainly debit and credit card). These increases to income were partly offset by growth of $3.2 million in non-interest expense and $970 thousand in the provision for loan losses. Non-interest expense increased over the prior year due to higher bank card rewards expense and higher allocated servicing and support costs. The provision for loan losses totaled $34.9 million, a $970 thousand increase over the prior year, which was mainly due to higher net charge-offs on fixed rate home equity and other consumer loans, partly offset by lower marine and RV loan net charge-offs. Total average loans in this segment increased $137.9 million, or 6.2%, in 2014 compared to the prior year due to growth in auto lending, partly offset by declines in marine and RV and other consumer loans. Average deposits increased $219.6 million, or 2.4%, over the prior year, resulting from growth in interest checking and money market deposit accounts, partly offset by a decline in certificates of deposit less than $100,000.

Commercial
The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Capital Markets Group, which sells fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for 2015 decreased slightly compared to the prior year, mainly due to an increase in non-interest expense, partly offset by growth in net interest income and non-interest income. Net interest income increased $9.2 million, or 3.2%, due to an increase in loan interest income of $6.6 million and higher net allocated funding credits of $4.1 million, partly offset by higher borrowings expense of $966 thousand. Non-interest income increased $3.6 million, or 1.9%, over 2014 due to growth in swap fees, corporate bank card fees and corporate cash management fees, partly offset by lower capital market fees. Non-interest expense increased $13.4 million, or 5.3%, mainly due to increases in salaries and benefits expense and allocated servicing and support costs. These increases were partly offset by a recovery related to a letter of credit exposure. The provision for loan losses decreased $473 thousand from the prior year, due to higher net recoveries on business and business real estate loans of $854 thousand and $560 thousand, respectively. These recoveries were partly offset by higher personal real estate loan net charge-offs of $490 thousand. Average segment loans increased $341.9 million, or 5.0%, compared to 2014, with most of the growth in commercial and industrial, construction and tax-advantaged loans. Average deposits increased $260.0 million, or 3.6%, due to growth in business demand deposit accounts, partly offset by a decline in certificates of deposit greater than $100,000.
In 2014, pre-tax income for the Commercial segment decreased $10.7 million, or 4.6%, compared 2013, mainly due to increases in non-interest expense and the provision for loan losses, partly offset by higher net interest income and non-interest income. Net interest income increased $7.1 million, or 2.5%, due to growth of $5.3 million in loan interest income. The provision for loan losses increased $3.2 million over last year, as construction and business loan net recoveries were lower by $3.2 million and $1.3 million, respectively. Non-interest income increased $4.1 million, or 2.2%, over the previous year due to growth in corporate card fees and operating lease income, partly offset by lower capital market fees and tax credit sales income. Non-interest expense increased $18.7 million, or 8.0%, during 2014, mainly due to higher full-time salary costs, foreclosed property expense and lease depreciation expense, in addition to bank card processor reimbursements received in the previous year. Allocated costs for service and support functions also rose. These increases were partly offset by letter of credit provisions recorded in 2013 that did not recur in 2014. Average segment loans increased $658.6 million, or 10.8%, compared to 2013, with most of the growth in commercial and industrial loans, lease loans, and tax-advantaged loans. Average deposits increased $479.6 million, or 7.0.%, due to growth in business demand and money market deposit accounts.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2015, the Trust group managed investments with a market value of $22.6 billion and administered an additional $15.8 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.1 billion in total assets at December 31, 2015. Wealth segment pre-tax profitability for 2015 was $70.3 million, a slight increase compared to $69.9 million in 2014. Net interest income increased $2.5 million, or 6.3%, mainly due to an increase of $2.4 million in loan interest income. Non-interest income increased $8.1 million, or 6.3%, over 2014 due to higher personal and institutional trust fees, in addition to higher advisory and annuity brokerage fees. Non-interest expense increased $9.9 million, or 10.1%, mainly due to higher full-time salary costs and incentive compensation, higher allocated support costs, and loss recoveries recorded in 2014 related to past litigation. The provision for loan losses increased by $297 thousand, mainly due to lower recoveries on revolving home equity loans. Average assets increased $106.7 million, or 11.5%, during 2015 mainly due to higher loan balances (mainly Private Banking consumer loans and personal real estate loans) originated in this segment. Average deposits increased $144.8 million, or 7.6%, due to growth in money market and business demand deposit accounts.

In 2014, pre-tax income for the wealth segment was $69.9 million, compared to $60.3 million in 2013, an increase of $9.6 million, or 16.0%. Net interest income decreased slightly, due to a $1.6 million decline in net allocated funding credits, partly offset by an $885 thousand increase in loan interest income and a decline of $622 thousand in deposit interest expense. Non-interest income increased $10.9 million, or 9.3%, over the prior year due to growth in personal and institutional trust fees and brokerage advisory fees. Non-interest expense increased $2.3 million, or 2.4%, resulting from higher full-time salary costs and incentive compensation, partly offset by recoveries of past litigation. The provision for loan losses decreased $1.1 million, mainly due to lower losses on revolving home equity loans. Average assets increased $75.7 million, or 8.9%, during 2014 mainly due to higher personal real estate and consumer loans. Average deposits also increased $25.6 million, or 1.4%, due to growth in interest checking and business demand deposit accounts, partly offset by a decline in money market deposit accounts.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between the Company’s provision for loan losses and net loan charge-offs, which are generally assigned directly to the segments. In 2015, the pre-tax income in this category was $11.4 million, compared to $9.9 million in 2014. This increase was due to lower unallocated non-interest expense of $13.6 million, which was partly offset by lower securities gains of $7.8 million and lower non-interest income of $5.8 million.

Impact of Recently Issued Accounting Standards

Investments - Equity Method and Joint Ventures The Financial Accounting Standards Board (FASB) issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects", in January 2014. These amendments allow investors in low income housing tax credit entities to account for the investments using a proportional amortization method, provided that certain conditions are met, and recognize amortization of the investment as a component of income tax expense. In addition, disclosures are required that will enable users to understand the nature of the investments, and the effect of the measurement of the investments and the related tax credits on the investor's financial statements. This ASU is effective for interim and annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. The Company adopted the practical expedient to the proportional amortization method on January 1, 2015. The effect of the adoption, including the retrospective application to prior periods, was not significant to the Company's consolidated financial statements.

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

Revenue from Contracts with Customers The FASB issued ASU 2014-09, "Revenue from Contracts with Customers", in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU, the amendments are effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements, including potential changes to the Company's accounting for brokerage commissions, investment and trust fees, real-estate sales, and credit card loyalty programs.

Transfers and Servicing The FASB issued ASU 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures", in June 2014. The amendments require that repurchase-to-maturity transactions and repurchase agreements that are part of financing arrangements be accounted for as secured borrowings. The amendments also require additional disclosures for certain transfers accounted for as sales. The accounting changes and the disclosures on sales were required to be presented in interim and annual periods beginning January 1, 2015. The ASU also requires disclosures about types of collateral, contractual tenor and potential risks for transactions accounted for as secured borrowings. These disclosures were required in interim and annual periods beginning April 1, 2015. The adoption did not have a significant effect on the Company's consolidated financial statements.

Derivatives The FASB issued ASU 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity", in November 2014. The ASU provides guidance relating to certain hybrid financial instruments when determining whether the characteristics of the embedded derivative feature are clearly and closely related to the host contract. In making that evaluation, the characteristics of the entire hybrid instrument should be considered, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments are effective January 1, 2016 and the adoption did not have a significant effect on the Company's consolidated financial statements.

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

Financial Instruments The FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", in January 2016. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee. Additionally, these amendments require presentation in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk for those liabilities measured at fair value. The amendments also require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for interim and annual periods beginning January 1, 2018. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements, including potential changes to the Company's note disclosure of the fair value of its loan portfolio.

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

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2015	For the Quarter Ended
(In thousands, except per share data)	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Interest income	$169,742	$169,115	$170,577	$152,982
Interest expense	(7,255)	(7,077)	(6,920)	(6,844)
Net interest income	162,487	162,038	163,657	146,138
Non-interest income	115,889	111,148	114,092	106,426
Investment securities gains (losses), net	(1,480)	(378)	2,143	6,035
Salaries and employee benefits	(102,098)	(100,874)	(99,655)	(98,074)
Other expense	(73,526)	(70,388)	(65,665)	(65,623)
Provision for loan losses	(9,186)	(8,364)	(6,757)	(4,420)
Income before income taxes	92,086	93,182	107,815	90,482
Income taxes	(27,661)	(27,969)	(32,492)	(28,468)
Non-controlling interest	(715)	(601)	(970)	(959)
Net income attributable to Commerce Bancshares, Inc.	$63,710	$64,612	$74,353	$61,055
Net income per common share — basic*	$.63	$.63	$.72	$.58
Net income per common share — diluted*	$.63	$.63	$.72	$.58
Weighted average shares — basic*	96,212	96,589	99,099	100,053
Weighted average shares — diluted*	96,486	96,882	99,437	100,367

Year ended December 31, 2014	For the Quarter Ended
(In thousands, except per share data)	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Interest income	$158,916	$161,811	$167,567	$159,998
Interest expense	(6,987)	(7,095)	(7,074)	(6,932)
Net interest income	151,929	154,716	160,493	153,066
Non-interest income	112,302	112,286	108,763	102,627
Investment securities gains (losses), net	3,650	2,995	(2,558)	10,037
Salaries and employee benefits	(99,526)	(95,462)	(94,849)	(94,263)
Other expense	(70,461)	(66,378)	(67,704)	(67,699)
Provision for loan losses	(4,664)	(7,652)	(7,555)	(9,660)
Income before income taxes	93,230	100,505	96,590	94,108
Income taxes	(29,488)	(31,484)	(30,690)	(29,987)
Non-controlling interest	(1,017)	(836)	631	192
Net income attributable to Commerce Bancshares, Inc.	$62,725	$68,185	$66,531	$64,313
Net income per common share — basic*	$.60	$.66	$.63	$.61
Net income per common share — diluted*	$.60	$.65	$.63	$.61
Weighted average shares — basic*	99,940	99,859	103,116	104,487
Weighted average shares — diluted*	100,301	100,292	103,540	104,951

Year ended December 31, 2013	For the Quarter Ended
(In thousands, except per share data)	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Interest income	$162,141	$162,144	$167,255	$158,745
Interest expense	(7,276)	(7,438)	(7,797)	(8,402)
Net interest income	154,865	154,706	159,458	150,343
Non-interest income	109,522	106,311	102,676	99,877
Investment securities gains (losses), net	(1,342)	650	(1,568)	(2,165)
Salaries and employee benefits	(95,012)	(91,405)	(89,569)	(90,881)
Other expense	(66,045)	(64,672)	(67,163)	(63,921)
Provision for loan losses	(5,543)	(4,146)	(7,379)	(3,285)
Income before income taxes	96,445	101,444	96,455	89,968
Income taxes	(30,620)	(32,999)	(30,416)	(29,160)
Non-controlling interest	90	(221)	(234)	209
Net income attributable to Commerce Bancshares, Inc.	$65,915	$68,224	$65,805	$61,017
Net income per common share — basic*	$.62	$.65	$.62	$.58
Net income per common share — diluted*	$.62	$.64	$.62	$.58
Weighted average shares — basic*	104,564	104,190	103,936	104,431
Weighted average shares — diluted*	105,091	104,710	104,370	104,700
* Restated for the 5% stock dividend distributed in 2015.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$4,186,101	$116,455	2.78%	$3,919,421	$110,791	2.83%	$3,366,564	$102,847	3.05%
Real estate – construction and land	477,320	17,075	3.58	418,702	15,826	3.78	378,896	15,036	3.97
Real estate – business	2,293,839	85,751	3.74	2,300,855	88,206	3.83	2,251,113	92,555	4.11
Real estate – personal	1,899,234	71,666	3.77	1,818,125	69,054	3.80	1,694,955	66,353	3.91
Consumer	1,829,830	72,625	3.97	1,617,039	68,434	4.23	1,437,270	67,299	4.68
Revolving home equity	431,033	15,262	3.54	426,720	16,188	3.79	424,358	16,822	3.96
Student(C)	—	—	—	—	—	—	—	—	—
Consumer credit card	746,503	86,162	11.54	754,482	86,298	11.44	752,478	84,843	11.28
Overdrafts	5,416	—	—	4,889	—	—	6,020	—	—
Total loans	11,869,276	464,996	3.92	11,260,233	454,797	4.04	10,311,654	445,755	4.32
Loans held for sale	4,115	191	4.64	—	—	—	4,488	176	3.92
Investment securities:
U.S. government & federal agency obligations	466,135	5,180	1.11	497,271	13,750	2.77	401,162	8,775	2.19
Government-sponsored enterprise obligations	938,589	17,319	1.85	794,752	13,211	1.66	499,947	8,658	1.73
State & municipal obligations(B)	1,786,235	63,054	3.53	1,715,493	61,593	3.59	1,617,814	58,522	3.62
Mortgage-backed securities	3,164,447	80,936	2.56	2,981,225	80,229	2.69	3,187,648	87,523	2.75
Asset-backed securities	2,773,069	29,558	1.07	2,834,013	24,976.88		3,061,415	27,475.90
Other marketable securities(B)	262,937	7,038	2.68	150,379	3,928	2.61	182,323	5,625	3.09
Trading securities(B)	20,517	562	2.74	18,423	411	2.23	20,986	472	2.25
Non-marketable securities(B)	111,380	9,540	8.57	104,211	10,692	10.26	116,557	12,226	10.49
Total investment securities	9,523,309	213,187	2.24	9,095,767	208,790	2.30	9,087,852	209,276	2.30
Federal funds sold and short-term securities purchased under agreements to resell	16,184	60.37		31,817	101.32		24,669	106.43
Long-term securities purchased under agreements to resell	1,002,053	13,172	1.31	985,205	12,473	1.27	1,174,589	21,119	1.80
Interest earning deposits with banks	206,115	528.26		220,876	555.25		155,885	387.25
Total interest earning assets	22,621,052	692,134	3.06	21,593,898	676,716	3.13	20,759,137	676,819	3.26
Allowance for loan losses	(152,690)			(160,828)			(166,846)
Unrealized gain on investment securities	146,854			126,314			157,910
Cash and due from banks	378,803			382,207			382,500
Land, buildings and equipment - net	359,773			354,899			357,544
Other assets	383,810			376,433			383,739
Total assets	$23,737,602			$22,672,923			$21,873,984
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$729,311	876.12		$670,650	855.13		$625,517	766.12
Interest checking and money market	9,752,794	12,498.13		9,477,947	12,667.13		9,059,524	13,589.15
Time open & C.D.’s of less than $100,000	832,343	3,236.39		935,387	4,137.44		1,034,991	6,002.58
Time open & C.D.’s of $100,000 and over	1,224,402	6,051.49		1,372,509	5,926.43		1,380,003	6,383.46
Total interest bearing deposits	12,538,850	22,661.18		12,456,493	23,585.19		12,100,035	26,740.22
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,654,860	1,861.11		1,257,660	1,019.08		1,294,691	809.06
Other borrowings	103,884	3,574	3.44	104,896	3,484	3.32	103,901	3,364	3.24
Total borrowings	1,758,744	5,435.31		1,362,556	4,503.33		1,398,592	4,173.30
Total interest bearing liabilities	14,297,594	28,096.20%		13,819,049	28,088.20%		13,498,627	30,913.23%
Non-interest bearing deposits	6,786,741			6,339,183			5,961,116
Other liabilities	280,231			225,554			237,130
Equity	2,373,036			2,289,137			2,177,111
Total liabilities and equity	$23,737,602			$22,672,923			$21,873,984
Net interest margin (T/E)		$664,038			$648,628			$645,906
Net yield on interest earning assets			2.94%			3.00%			3.11%
Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			2.38%			.42%			(2.90)%

(A)
Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.

(B)
Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $8,332,000 in 2015, $7,640,000 in 2014, $6,673,000 in 2013, $5,803,000 in 2012, $5,538,000 in 2011, and

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Years Ended December 31
2012			2011			2010
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$2,962,699	$102,013	3.44%	$2,910,668	$104,624	3.59%	$2,887,427	$110,792	3.84%	7.71%
356,425	15,146	4.25	419,905	18,831	4.48	557,282	22,384	4.02	(3.05)
2,193,271	98,693	4.50	2,117,031	101,988	4.82	2,029,214	102,451	5.05	2.48
1,503,357	65,642	4.37	1,433,869	69,048	4.82	1,476,031	76,531	5.18	5.17
1,180,538	66,402	5.62	1,118,700	70,127	6.27	1,250,076	84,204	6.74	7.92
446,204	18,586	4.17	468,718	19,952	4.26	484,878	20,916	4.31	(2.33)
—	—	—	—	—	—	246,395	5,783	2.35	NM
730,697	85,652	11.72	746,724	84,479	11.31	760,079	89,225	11.74	(.36)
6,125	—	—	6,953	—	—	7,288	—	—	(5.76)
9,379,316	452,134	4.82	9,222,568	469,049	5.09	9,698,670	512,286	5.28	4.12
9,688	361	3.73	47,227	1,115	2.36	358,492	6,091	1.70	NM

332,382	12,260	3.69	357,861	17,268	4.83	439,073	9,673	2.20	1.20
306,676	5,653	1.84	253,020	5,781	2.28	203,593	4,591	2.25	35.75
1,376,872	54,056	3.93	1,174,751	51,988	4.43	966,694	45,469	4.70	13.07
3,852,616	107,527	2.79	3,556,106	114,405	3.22	2,821,485	113,222	4.01	2.32
2,925,249	31,940	1.09	2,443,901	30,523	1.25	1,973,734	38,559	1.95	7.04
139,499	6,556	4.70	171,409	8,455	4.93	183,328	8,889	4.85	7.48
25,107	637	2.54	20,011	552	2.76	21,899	671	3.06	(1.30)
118,879	12,558	10.56	107,501	8,283	7.71	113,326	7,216	6.37	(.35)
9,077,280	231,187	2.55	8,084,560	237,255	2.93	6,723,132	228,290	3.40	7.21
16,393	82.50		10,690	55.51		6,542	48.73		19.86
892,624	19,174	2.15	768,904	13,455	1.75	150,235	2,549	1.70	46.16
135,319	339.25		194,176	487.25		171,883	427.25		3.70
19,510,620	703,277	3.60	18,328,125	721,416	3.94	17,108,954	749,691	4.38	5.74
(178,934)			(191,311)			(195,870)			(4.86)
257,511			162,984			149,106			(.30)
369,020			348,875			368,340			.56
357,336			377,200			395,108			(1.86)
385,125			378,642			410,361			(1.33)
$20,700,678			$19,404,515			$18,235,999			5.41

$574,336	802.14		$525,371	852.16		$478,592	622.13		8.79
8,430,559	17,880.21		7,702,901	25,004.32		6,785,299	28,676.42		7.53
1,117,236	7,918.71		1,291,165	11,352.88		1,660,462	22,871	1.38	(12.90)
1,181,426	7,174.61		1,409,740	9,272.66		1,323,952	13,847	1.05	(1.55)
11,303,557	33,774.30		10,929,177	46,480.43		10,248,305	66,016.64		4.12

1,185,978	808.07		1,035,007	1,741.17		1,085,121	2,584.24		8.81
108,916	3,481	3.20	112,107	3,680	3.28	452,810	14,948	3.30	(25.51)
1,294,894	4,289.33		1,147,114	5,421.47		1,537,931	17,532	1.14	2.72
12,598,451	38,063.30%		12,076,291	51,901.43%		11,786,236	83,548.71%		3.94
5,522,991			4,742,033			4,114,664			10.53
334,684			476,249			346,312			(4.15)
2,244,552			2,109,942			1,988,787			3.60
$20,700,678			$19,404,515			$18,235,999			5.41%
	$665,214			$669,515			$666,143
		3.41%			3.65%			3.89%
		(.64)%			.51%			1.83%
$4,620,000 in 2010. Investment securities interest income includes tax equivalent adjustments of $21,386,000 in 2015, $20,784,000 in 2014, $19,861,000 in 2013, $19,505,000 in 2012, $17,907,000 in 2011,and $15,593,000 in 2010 . These adjustments relate to state and municipal obligations, other marketable securities, trading securities, and non-marketable securities.
(C)    In December 2008, the Company purchased $358,451,000 of student loans with the intent to hold to maturity. In October 2010, the seller elected to repurchase the loans under the terms of the original agreement.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2015
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$4,352	2.78%	$4,222	2.73%	$4,135	2.79%	$4,032	2.82%
Real estate – construction and land	584	3.41	476	3.52	432	3.65	415	3.81
Real estate – business	2,320	3.68	2,285	3.71	2,288	3.83	2,282	3.73
Real estate – personal	1,916	3.76	1,911	3.73	1,891	3.77	1,877	3.83
Consumer	1,909	3.91	1,862	4.00	1,816	3.92	1,731	4.05
Revolving home equity	430	3.44	434	3.50	430	3.60	430	3.63
Consumer credit card	757	11.23	746	11.59	734	11.74	749	11.62
Overdrafts	6	—	5	—	5	—	6	—
Total loans	12,274	3.85	11,941	3.89	11,731	3.95	11,522	3.99
Loans held for sale	6	5.40	4	4.26	4	3.94	2	4.65
Investment securities:
U.S. government & federal agency obligations	581.17		403	4.39	425	6.09	456	(5.32)
Government-sponsored enterprise obligations	824	1.89	888	1.77	988	1.82	1,058	1.90
State & municipal obligations(A)	1,780	3.64	1,806	3.44	1,799	3.49	1,759	3.55
Mortgage-backed securities	3,336	2.54	3,218	2.47	3,161	2.61	2,938	2.62
Asset-backed securities	2,575	1.25	2,547	1.15	2,839	1.03	3,140.88
Other marketable securities(A)	337	2.83	302	2.65	249	2.61	161	2.50
Trading securities(A)	23	2.65	22	2.72	20	2.86	17	2.74
Non-marketable securities(A)	114	8.19	114	8.28	110	8.90	107	8.94
Total investment securities	9,570	2.27	9,300	2.39	9,591	2.45	9,636	1.84
Federal funds sold and short-term securities purchased under agreements to resell	19.32		21.40		13.47		12.30
Long-term securities purchased under agreements to resell	902	1.40	1,008	1.29	1,050	1.40	1,050	1.18
Interest earning deposits with banks	178.28		161.25		198.25		289.25
Total interest earning assets	22,949	3.07	22,435	3.12	22,587	3.16	22,511	2.89
Allowance for loan losses	(151)		(151)		(153)		(156)
Unrealized gain on investment securities	130		119		170		169
Cash and due from banks	379		367		381		389
Land, buildings and equipment – net	358		359		361		362
Other assets	383		380		394		377
Total assets	$24,048		$23,509		$23,740		$23,652
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$737.12		$739.13		$739.11		$702.12
Interest checking and money market	9,805.13		9,620.13		9,759.13		9,829.13
Time open & C.D.’s under $100,000	797.37		821.38		845.39		868.41
Time open & C.D.’s $100,000 & over	1,220.51		1,171.53		1,227.49		1,280.45
Total interest bearing deposits	12,559.18		12,351.18		12,570.18		12,679.18
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,707.14		1,677.11		1,675.10		1,558.10
Other borrowings	104	3.47	104	3.43	104	3.44	104	—
Total borrowings	1,811.33		1,781.31		1,779.30		1,662.30
Total interest bearing liabilities	14,370.20%		14,132.20%		14,349.19%		14,341.19%
Non-interest bearing deposits	6,996		6,782		6,745		6,621
Other liabilities	296		251		261		314
Equity	2,386		2,344		2,385		2,376
Total liabilities and equity	$24,048		$23,509		$23,740		$23,652
Net interest margin (T/E)	$170		$170		$171		$153
Net yield on interest earning assets		2.94%		3.00%		3.04%		2.76%

(A)	Includes tax equivalent calculations.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2014
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$3,927	2.75%	$3,964	2.81%	$3,941	2.85%	$3,844	2.90%
Real estate – construction and land	401	3.80	422	3.78	432	3.76	420	3.77
Real estate – business	2,302	3.77	2,286	3.80	2,293	3.86	2,323	3.90
Real estate – personal	1,868	3.76	1,835	3.77	1,791	3.80	1,779	3.86
Consumer	1,685	4.14	1,645	4.16	1,602	4.24	1,533	4.41
Revolving home equity	435	3.65	429	3.77	420	3.93	424	3.82
Consumer credit card	759	11.43	755	11.47	746	11.42	757	11.43
Overdrafts	5	—	4	—	5	—	5	—
Total loans	11,382	3.98	11,340	4.01	11,230	4.05	11,085	4.12
Investment securities:
U.S. government & federal agency obligations	499	(.25)	499	3.10	494	6.55	497	1.71
Government-sponsored enterprise obligations	851	1.70	764	1.63	790	1.66	775	1.66
State & municipal obligations(A)	1,800	3.83	1,787	3.42	1,665	3.41	1,606	3.69
Mortgage-backed securities	2,873	2.60	2,954	2.68	3,080	2.69	3,019	2.80
Asset-backed securities	2,818.86		2,804.89		2,860.89		2,854.89
Other marketable securities(A)	151	3.09	148	2.43	150	2.42	153	2.50
Trading securities(A)	16	2.12	20	2.35	19	2.14	19	2.28
Non-marketable securities(A)	102	8.24	95	7.74	110	18.12	110	6.42
Total investment securities	9,110	2.13	9,071	2.25	9,168	2.56	9,033	2.24
Federal funds sold and short-term securities purchased under agreements to resell	42.20		37.32		24.40		25.43
Long-term securities purchased under agreements to resell	949	1.13	924	1.15	969	1.22	1,102	1.53
Interest earning deposits with banks	465.25		114.25		141.25		161.25
Total interest earning assets	21,948	3.00	21,486	3.12	21,532	3.26	21,406	3.16
Allowance for loan losses	(161)		(161)		(161)		(161)
Unrealized gain on investment securities	149		150		122		83
Cash and due from banks	394		381		369		385
Land, buildings and equipment – net	363		353		352		352
Other assets	370		373		382		381
Total assets	$23,063		$22,582		$22,596		$22,446
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$672.13		$675.14		$685.12		$649.12
Interest checking and money market	9,594.13		9,356.13		9,488.13		9,474.13
Time open & C.D.’s under $100,000	890.42		923.43		954.45		976.47
Time open & C.D.’s $100,000 & over	1,273.45		1,428.42		1,450.42		1,340.44
Total interest bearing deposits	12,429.19		12,382.19		12,577.19		12,439.19
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,321.08		1,329.09		1,170.09		1,209.07
Other borrowings	104	3.34	105	3.32	105	3.34	105	3.28
Total borrowings	1,425.32		1,434.32		1,275.36		1,314.33
Total interest bearing liabilities	13,854.20%		13,816.20%		13,852.20%		13,753.20%
Non-interest bearing deposits	6,592		6,294		6,231		6,238
Other liabilities	288		185		230		198
Equity	2,329		2,287		2,283		2,257
Total liabilities and equity	$23,063		$22,582		$22,596		$22,446
Net interest margin (T/E)	$159		$162		$168		$160
Net yield on interest earning assets		2.88%		2.99%		3.13%		3.03%

(A)	Includes tax equivalent calculations.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth on pages 45 through 47 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Kansas City, Missouri
February 24, 2016

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2015	2014
	(In thousands)
ASSETS
Loans	$12,436,692	$11,469,238
Allowance for loan losses	(151,532)	(156,532)
Net loans	12,285,160	11,312,706
Loans held for sale, including $4,981,000 of residential mortgage loans carried at fair value	7,607	—
Investment securities:
Available for sale ($568,257,000 and $467,143,000 pledged at December 31, 2015 and 2014, respectively, to secure swap and repurchase agreements)	9,777,004	9,523,560
Trading	11,890	15,357
Non-marketable	112,786	106,875
Total investment securities	9,901,680	9,645,792
Federal funds sold and short-term securities purchased under agreements to resell	14,505	32,485
Long-term securities purchased under agreements to resell	875,000	1,050,000
Interest earning deposits with banks	23,803	600,744
Cash and due from banks	464,411	467,488
Land, buildings and equipment – net	352,581	357,871
Goodwill	138,921	138,921
Other intangible assets – net	6,669	7,450
Other assets	534,625	380,823
Total assets	$24,604,962	$23,994,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$7,146,398	$6,811,959
Savings, interest checking and money market	10,834,746	10,541,601
Time open and C.D.’s of less than $100,000	785,191	878,433
Time open and C.D.’s of $100,000 and over	1,212,518	1,243,785
Total deposits	19,978,853	19,475,778
Federal funds purchased and securities sold under agreements to repurchase	1,963,552	1,862,518
Other borrowings	103,818	104,058
Other liabilities	191,321	217,680
Total liabilities	22,237,544	21,660,034
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value Authorized 120,000,000 shares; issued 97,972,433 shares at December 31, 2015 and 96,830,977 shares at December 31, 2014	489,862	484,155
Capital surplus	1,337,677	1,229,075
Retained earnings	383,313	426,648
Treasury stock of 603,003 shares at December 31, 2015 and 367,487 shares at December 31, 2014, at cost	(26,116)	(16,562)
Accumulated other comprehensive income	32,470	62,093
Total Commerce Bancshares, Inc. stockholders’ equity	2,361,990	2,330,193
Non-controlling interest	5,428	4,053
Total equity	2,367,418	2,334,246
Total liabilities and equity	$24,604,962	$23,994,280
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$456,664	$447,157	$439,082
Interest on loans held for sale	191	—	176
Interest on investment securities	191,801	188,006	189,415
Interest on federal funds sold and short-term securities purchased under agreements to resell	60	101	106
Interest on long-term securities purchased under agreements to resell	13,172	12,473	21,119
Interest on deposits with banks	528	555	387
Total interest income	662,416	648,292	650,285
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	13,374	13,522	14,355
Time open and C.D.’s of less than $100,000	3,236	4,137	6,002
Time open and C.D.’s of $100,000 and over	6,051	5,926	6,383
Interest on federal funds purchased and securities sold under agreements to repurchase	1,861	1,019	809
Interest on other borrowings	3,574	3,484	3,364
Total interest expense	28,096	28,088	30,913
Net interest income	634,320	620,204	619,372
Provision for loan losses	28,727	29,531	20,353
Net interest income after provision for loan losses	605,593	590,673	599,019
NON-INTEREST INCOME
Bank card transaction fees	178,926	175,806	166,627
Trust fees	119,801	112,158	102,529
Deposit account charges and other fees	80,416	78,680	79,017
Capital market fees	11,476	12,667	14,133
Consumer brokerage services	13,200	12,006	11,006
Loan fees and sales	8,228	5,108	5,865
Other	35,508	39,553	39,209
Total non-interest income	447,555	435,978	418,386
INVESTMENT SECURITIES GAINS (LOSSES), NET
Change in fair value of other-than-temporarily impaired securities	(1,233)	(2,091)	278
Portion recognized in other comprehensive income	750	726	(1,562)
Net impairment losses recognized in earnings	(483)	(1,365)	(1,284)
Realized gains (losses) on sales and fair value adjustments	6,803	15,489	(3,141)
Investment securities gains (losses), net	6,320	14,124	(4,425)
NON-INTEREST EXPENSE
Salaries and employee benefits	400,701	384,100	366,867
Net occupancy	44,788	45,825	45,639
Equipment	19,086	18,375	18,425
Supplies and communication	22,970	22,432	22,511
Data processing and software	83,944	78,980	78,245
Marketing	16,107	15,676	14,176
Deposit insurance	12,146	11,622	11,167
Other	76,161	79,332	71,638
Total non-interest expense	675,903	656,342	628,668
Income before income taxes	383,565	384,433	384,312
Less income taxes	116,590	121,649	123,195
Net income	266,975	262,784	261,117
Less non-controlling interest expense	3,245	1,030	156
Net income attributable to Commerce Bancshares, Inc.	263,730	261,754	260,961
Less preferred stock dividends	9,000	4,050	—
Net income available to common shareholders	$254,730	$257,704	$260,961
Net income per common share - basic	$2.56	$2.50	$2.47
Net income per common share - diluted	$2.56	$2.49	$2.46
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31
(In thousands)	2015	2014	2013
Net income	$266,975	$262,784	$261,117
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(518)	(412)	958
Net unrealized gains (losses) on other securities	(31,517)	60,007	(138,960)
Change in pension loss	2,412	(7,233)	11,389
Other comprehensive income (loss)	(29,623)	52,362	(126,613)
Comprehensive income	237,352	315,146	134,504
Less non-controlling interest expense	3,245	1,030	156
Comprehensive income attributable to Commerce Bancshares, Inc.	$234,107	$314,116	$134,348
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$266,975	$262,784	$261,117
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,727	29,531	20,353
Provision for depreciation and amortization	42,803	42,303	41,944
Amortization of investment security premiums, net	32,618	23,211	30,419
Deferred income tax (benefit) expense	7,432	(540)	9,201
Investment securities (gains) losses, net	(6,320)	(14,124)	4,425
Net gains on sales of loans held for sale	(3,076)	—	—
Proceeds from sales of loans held for sale	97,813	—	—
Originations of loans held for sale	(103,199)	—	—
Net (increase) decrease in trading securities, excluding unsettled transactions	(86,045)	16,005	1,358
Stock-based compensation	10,147	8,829	6,427
(Increase) decrease in interest receivable	(4,992)	(2,185)	3,234
Increase (decrease) in interest payable	336	(230)	(1,569)
Increase (decrease) in income taxes payable	19,165	344	(1,663)
Excess tax benefit related to equity compensation plans	(2,132)	(1,850)	(1,003)
Other changes, net	(11,189)	(3,242)	(12,494)
Net cash provided by operating activities	289,063	360,836	361,749
INVESTING ACTIVITIES
Cash and cash equivalents received in acquisition	—	—	47,643
Cash paid in sales of branches	—	(43,827)	—
Proceeds from sales of investment securities	689,031	64,442	16,299
Proceeds from maturities/pay downs of investment securities	2,515,113	1,914,105	2,542,123
Purchases of investment securities	(3,542,537)	(2,498,090)	(2,411,153)
Net increase in loans	(1,005,657)	(560,890)	(938,223)
Long-term securities purchased under agreements to resell	—	(450,000)	(125,000)
Repayments of long-term securities purchased under agreements to resell	175,000	550,000	175,000
Purchases of land, buildings and equipment	(31,897)	(43,658)	(23,841)
Sales of land, buildings and equipment	5,545	5,236	3,492
Net cash used in investing activities	(1,195,402)	(1,062,682)	(713,660)
FINANCING ACTIVITIES
Net increase in non-interest bearing, savings, interest checking and money market deposits	545,147	282,276	801,211
Net decrease in time open and C.D.’s	(124,509)	(57,956)	(82,013)
Repayment of long-term securities sold under agreements to repurchase	—	(350,000)	(50,000)
Net increase in federal funds purchased and short-term securities sold under agreements to repurchase	101,034	865,960	313,008
Repayment of other long-term borrowings	(240)	(1,252)	(1,578)
Net increase (decrease) in other short-term borrowings	—	(2,000)	2,000
Proceeds from issuance of preferred stock	—	144,784	—
Purchases of treasury stock	(23,176)	(70,974)	(69,353)
Accelerated share repurchase agreements	(100,000)	(200,000)	—
Issuance of stock under equity compensation plans	1,914	8,652	9,426
Excess tax benefit related to equity compensation plans	2,132	1,850	1,003
Cash dividends paid on common stock	(84,961)	(84,241)	(82,104)
Cash dividends paid on preferred stock	(9,000)	(4,050)	—
Net cash provided by financing activities	308,341	533,049	841,600
Increase (decrease) in cash and cash equivalents	(597,998)	(168,797)	489,689
Cash and cash equivalents at beginning of year	1,100,717	1,269,514	779,825
Cash and cash equivalents at end of year	$502,719	$1,100,717	$1,269,514
Income tax payments, net	$95,341	$120,172	$114,336
Interest paid on deposits and borrowings	27,760	28,218	32,432
Loans transferred to foreclosed real estate	3,778	5,074	8,747
Settlement of accelerated share repurchase agreement and receipt of treasury stock	60,000	—	—
Loans transferred from held for sale to held for investment category	—	—	8,941
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance, December 31, 2012	$—	$458,646	$1,102,507	$477,210	$(7,580)	$136,344	$4,447	$2,171,574
Net income				260,961			156	261,117
Other comprehensive loss						(126,613)		(126,613)
Acquisition of Summit Bancshares Inc.		1,001	11,125		31,071			43,197
Distributions to non-controlling interest							(848)	(848)
Purchases of treasury stock					(69,353)			(69,353)
Cash dividends paid on common stock ($.777 per share)				(82,104)				(82,104)
Excess tax benefit related to equity compensation plans			1,003					1,003
Stock-based compensation			6,427					6,427
Issuance under stock purchase and equity compensation plans, net			(14,824)		25,066			10,242
5% stock dividend, net		21,577	173,710	(206,231)	10,699			(245)
Balance, December 31, 2013	—	481,224	1,279,948	449,836	(10,097)	9,731	3,755	2,214,397
Net income				261,754			1,030	262,784
Other comprehensive income						52,362		52,362
Distributions to non-controlling interest							(732)	(732)
Issuance of preferred stock	144,784							144,784
Purchases of treasury stock					(70,974)			(70,974)
Accelerated share repurchase agreement			(60,000)		(140,000)			(200,000)
Cash dividends paid on common stock ($.816 per share)				(84,241)				(84,241)
Cash dividends paid on preferred stock ($.675 per depositary share)				(4,050)				(4,050)
Excess tax benefit related to equity compensation plans			1,850					1,850
Stock-based compensation			8,829					8,829
Issuance under stock purchase and equity compensation plans, net			(14,703)		24,209			9,506
5% stock dividend, net		2,931	13,151	(196,651)	180,300			(269)
Balance, December 31, 2014	144,784	484,155	1,229,075	426,648	(16,562)	62,093	4,053	2,334,246
Net income				263,730			3,245	266,975
Other comprehensive loss						(29,623)		(29,623)
Distributions to non-controlling interest							(1,870)	(1,870)
Purchases of treasury stock					(23,176)			(23,176)
Accelerated share repurchase agreements			60,000		(160,000)			(100,000)
Cash dividends paid on common stock ($.857 per share)				(84,961)				(84,961)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Excess tax benefit related to equity compensation plans			2,132					2,132
Stock-based compensation			10,147					10,147
Issuance under stock purchase and equity compensation plans, net			(16,615)		19,503			2,888
5% stock dividend, net		5,707	52,938	(213,104)	154,119			(340)
Balance, December 31, 2015	$144,784	$489,862	$1,337,677	$383,313	$(26,116)	$32,470	$5,428	$2,367,418
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

The Company, in the normal course of business, engages in a variety of activities that involve variable interest entities (VIEs). A VIE is a legal entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The enterprise that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. An enterprise is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company’s interests in VIEs are evaluated to determine if the Company is the primary beneficiary, both at inception and when there is a change in circumstances that requires a reconsideration. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to pass along, the relative power of each party, and to the Company’s relative obligation to absorb losses or receive residual returns of the entity, in relation to such obligations and rights held by each party.

The Company is considered to be the primary beneficiary in a rabbi trust related to a deferred compensation plan offered to certain employees. The assets and liabilities of this trust, which are included in the accompanying consolidated balance sheets, are not significant. The Company also has variable interests in certain entities in which it is not the primary beneficiary. These entities are not consolidated. These interests include affordable housing limited partnership interests, holdings in its investment portfolio of various asset and mortgage-backed bonds that are issued by securitization trusts, and managed discretionary trust assets that are not included in the accompanying consolidated balance sheets.

The Company invests in low-income housing partnerships which supply funds for the construction and operation of apartment complexes that provide affordable housing to lower income families. As permitted by ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects," issued by the Financial Accounting Standards Board, the Company adopted a new method of accounting for these investments on January 1, 2015. The new method is the practical expedient to the proportional amortization method, which allows the Company to record the amortization of its investments in income tax expense, rather than in non-interest expense. The Company made this change because it believes that presenting the investment performance net of taxes more fairly represents the economics and returns on such investments. The amortization recognized as a component of income tax expense for the year ended December 31, 2015 was $1.9 million. As required by the ASU, all prior period information in this report has been revised to reflect the adoption, resulting in a decrease to non-interest expense and an increase to income tax expense (as originally reported) of $1.4 million and $965 thousand, respectively, for 2014 and 2013.

Cash and Cash Equivalents
In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Federal funds sold and short-term securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets.

Regulations of the Federal Reserve System require cash balances to be maintained at the Federal Reserve Bank, based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2015 totaled $84.2 million.

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

Loans Held For Sale

Loans held for sale include student loans and certain fixed rate residential mortgage loans. These loans are typically classified as held for sale upon origination based upon management's intent to sell the production of these loans. The student loans are carried at the lower of aggregate cost or fair value, and their fair value is determined based on sale contract prices. The mortgage loans are carried at fair value, which is based on secondary market prices for loans with similar characteristics, including an adjustment for embedded servicing value. Changes in fair value and gains and losses on sales are included in loan fees and sales. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold.

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

The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses is based on various judgments and assumptions made by management. The amount of the allowance for loan losses is influenced by several qualitative factors which include collateral valuation, evaluation of performance and status, current loan portfolio composition and characteristics, trends in portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic and business conditions.

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

Mortgage and asset-backed securities whose credit ratings are below AA at their purchase date are evaluated for OTTI under ASC 325-40-35, which requires evaluations for OTTI at purchase date and in subsequent periods. Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in investment securities gains (losses), net, in the consolidated statements of income. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is evaluated quarterly to determine the appropriate estimate of the future rate of prepayment. When a change in a bond's estimated remaining life is necessary, a corresponding adjustment is made in the related amortization of premium or discount accretion.

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

Securities sold under agreements to repurchase are a source of funding to the Company and are offered to cash management customers as an automated, collateralized investment account. From time to time, securities sold may also be used by the Bank to obtain additional borrowed funds at favorable rates. These borrowings are secured by a portion of the Company's investment security portfolio.

As permitted by current accounting guidance, the Company offsets certain securities purchased under agreements to resell against securities sold under agreements to repurchase in its balance sheet presentation. These agreements are further discussed in Note 19, Resale and Repurchase Agreements.

Land, Buildings and Equipment
Land is stated at cost, and buildings and equipment are stated at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods, utilizing estimated useful lives; generally 30 years for buildings, 10 years for building improvements, and 3 to 8 years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred.

Foreclosed Assets
Foreclosed assets consist of property that has been repossessed and is comprised of commercial and residential real estate and other non-real estate property, including auto and recreational and marine vehicles. The assets are initially recorded at fair value less estimated selling costs. Initial valuation adjustments are charged to the allowance for loan losses. Fair values are estimated primarily based on appraisals, third-party price opinions, or internally developed pricing models. After initial recognition, fair value estimates are updated periodically, and the assets may be marked down further, reflecting a new cost basis. These valuation adjustments, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense.

Intangible Assets
Goodwill and intangible assets that have indefinite useful lives are not amortized but are reviewed annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles and mortgage servicing rights, are amortized over their estimated useful lives. Core deposit intangibles are amortized over periods of 8 to 14 years, representing their estimated lives, using accelerated methods. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.

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

Derivatives
As required by current accounting guidance, all derivatives are carried at fair value on the balance sheet. Accounting for changes in the fair value of derivatives (gains and losses) differs depending on whether a qualifying hedge relationship has been designated and on the type of hedge relationship. Derivatives used to hedge the exposure to change in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income and reclassified to earnings in the same period in which the hedged transaction affects earnings. The ineffective portion is recognized in current earnings. At the present time, the Company does not utilize hedge accounting.

All of the derivatives currently held by the Company are free-standing instruments, and gains and losses on these derivatives are recognized in current earnings. These include interest rate swaps and caps, which are offered to customers to assist in managing their risks of adverse changes in interest rates. Each contract between the Company and a customer is offset by a contract between the Company and an institutional counterparty, thus minimizing the Company's exposure to rate changes. The Company also enters into certain contracts, known as credit risk participation agreements, to buy or sell credit protection on specific interest rate swaps. It also purchases and sells forward foreign exchange contracts, either in connection with customer transactions, or for its own trading purposes. In 2015, the Company began recognizing derivatives related to its origination and sales program of certain personal real estate mortgages, which included mortgage loan commitments, forward loan sale contracts, and forward contracts to sell certain to-be-announced (TBA) securities.

The Company has master netting arrangements with various counterparties but does not offset derivative assets and liabilities under these arrangements in its consolidated balance sheets.

Additional information about derivatives held by the Company and valuation methods employed is provided in Note 16, Fair Value Measurements and Note 18, Derivative Instruments.

Pension Plan
The Company’s pension plan is described in Note 10, Employee Benefit Plans. The funded status of the plan is recognized as an asset or liability in the consolidated balance sheets, and changes in that funded status are recognized in the year in which the changes occur through other comprehensive income. Plan assets and benefit obligations are measured as of fiscal year end. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Company monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimations. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated.

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

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options and stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s restricted share awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2015.

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

3. Loans and Allowance for Loan Losses
Major classifications within the Company’s held to maturity loan portfolio at December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Commercial:
Business	$4,397,893	$3,969,952
Real estate — construction and land	624,070	403,507
Real estate — business	2,355,544	2,288,215
Personal Banking:
Real estate — personal	1,915,953	1,883,092
Consumer	1,924,365	1,705,134
Revolving home equity	432,981	430,873
Consumer credit card	779,744	782,370
Overdrafts	6,142	6,095
Total loans	$12,436,692	$11,469,238

Loans to directors and executive officers of the Parent and the Bank, and to their associates, are summarized as follows:

(In thousands)
Balance at January 1, 2015	$55,273
Additions	246,475
Amounts collected	(250,581)
Amounts written off	—
Balance, December 31, 2015	$51,167

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. The activity in the table above includes draws and repayments on several lines of credit with business entities. There were no outstanding loans at December 31, 2015 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Oklahoma, Colorado, Iowa, Ohio, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from three to seven years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2015, unfunded loan commitments totaled $10.0 billion (which included $4.7 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2015, loans totaling $3.6 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.5 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases of $463.1 million and $413.0 million at December 31, 2015 and 2014, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $29.4 million and $26.4 million at December 31, 2015 and 2014, respectively. The net investment in operating leases amounted to $16.9 million and $22.8 million at December 31, 2015 and 2014, respectively, and is included in other assets on the Company’s consolidated balance sheets.

Allowance for loan losses

A summary of the activity in the allowance for losses during the previous three years follows:

(In thousands)	Commercial	Personal Banking	Total
Balance at December 31, 2012	$105,725	$66,807	$172,532
Provision for loan losses	(16,143)	36,496	20,353
Deductions:
Loans charged off	5,170	49,029	54,199
Less recoveries	9,777	13,069	22,846
Net loans charged off (recoveries)	(4,607)	35,960	31,353
Balance at December 31, 2013	94,189	67,343	161,532
Provision for loan losses	(5,204)	34,735	29,531
Deductions:
Loans charged off	4,548	48,225	52,773
Less recoveries	5,185	13,057	18,242
Net loans charged off (recoveries)	(637)	35,168	34,531
Balance at December 31, 2014	89,622	66,910	156,532
Provision for loan losses	(9,319)	38,046	28,727
Deductions:
Loans charged off	4,057	46,993	51,050
Less recoveries	5,840	11,483	17,323
Net loans charged off (recoveries)	(1,783)	35,510	33,727
Balance at December 31, 2015	$82,086	$69,446	$151,532

The following table shows the balance in the allowance for loan losses and the related loan balance at December 31, 2015 and 2014, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
December 31, 2015
Commercial	$1,927	$43,027	$80,159	$7,334,480
Personal Banking	1,557	22,287	67,889	5,036,898
Total	$3,484	$65,314	$148,048	$12,371,378
December 31, 2014
Commercial	$4,527	$55,551	$85,095	$6,606,123
Personal Banking	2,314	25,537	64,596	4,782,027
Total	$6,841	$81,088	$149,691	$11,388,150

Impaired loans
The table below shows the Company’s investment in impaired loans at December 31, 2015 and 2014. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under current accounting guidance. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 76.

(In thousands)	2015	2014
Non-accrual loans	$26,575	$40,775
Restructured loans (accruing)	38,739	40,313
Total impaired loans	$65,314	$81,088

The following table provides additional information about impaired loans held by the Company at December 31, 2015 and 2014, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded:
Business	$9,330	$11,777	$—
Real estate – construction and land	2,961	8,956	—
Real estate – business	4,793	6,264	—
Real estate – personal	373	373	—
	$17,457	$27,370	$—
With an allowance recorded:
Business	$18,227	$20,031	$1,119
Real estate – construction and land	1,227	2,804	63
Real estate – business	6,489	9,008	745
Real estate – personal	7,667	10,530	831
Consumer	5,599	5,599	63
Revolving home equity	704	852	67
Consumer credit card	7,944	7,944	596
	$47,857	$56,768	$3,484
Total	$65,314	$84,138	$3,484
December 31, 2014
With no related allowance recorded:
Business	$9,237	$11,532	$—
Real estate – construction and land	4,552	8,493	—
Real estate – business	13,453	17,258	—
Revolving home equity	1,227	1,384	—
	$28,469	$38,667	$—
With an allowance recorded:
Business	$12,326	$13,846	$1,844
Real estate – construction and land	8,148	9,610	1,081
Real estate – business	7,835	15,025	1,602
Real estate – personal	9,096	12,465	1,441
Consumer	4,244	4,244	50
Revolving home equity	529	529	9
Consumer credit card	10,441	10,441	814
	$52,619	$66,160	$6,841
Total	$81,088	$104,827	$6,841

Total average impaired loans during 2015 and 2014 are shown in the table below.

	2015			2014
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Average impaired loans:
Non-accrual loans	$24,284	$5,449	$29,733	$38,114	$7,132	$45,246
Restructured loans (accruing)	16,671	18,395	35,066	33,156	20,040	53,196
Total	$40,955	$23,844	$64,799	$71,270	$27,172	$98,442

The table below shows interest income recognized during the years ended December 31, 2015, 2014 and 2013 for impaired loans held at the end of each respective period. This interest relates to accruing restructured loans, as discussed previously.

	For the Year Ended December 31
(In thousands)	2015	2014	2013
Interest income recognized on impaired loans:
Business	$495	$344	$509
Real estate – construction and land	80	361	758
Real estate – business	122	153	215
Real estate – personal	187	208	263
Consumer	348	286	346
Revolving home equity	20	27	36
Consumer credit card	750	993	1,116
Total	$2,002	$2,372	$3,243

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2015 and 2014.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2015
Commercial:
Business	$4,384,149	$2,306	$564	$10,874	$4,397,893
Real estate – construction and land	617,838	3,142	—	3,090	624,070
Real estate – business	2,340,919	6,762	—	7,863	2,355,544
Personal Banking:
Real estate – personal	1,901,330	7,117	3,081	4,425	1,915,953
Consumer	1,903,389	18,273	2,703	—	1,924,365
Revolving home equity	427,998	2,641	2,019	323	432,981
Consumer credit card	762,750	8,894	8,100	—	779,744
Overdrafts	5,834	308	—	—	6,142
Total	$12,344,207	$49,443	$16,467	$26,575	$12,436,692
December 31, 2014
Commercial:
Business	$3,946,144	$11,152	$1,096	$11,560	$3,969,952
Real estate – construction and land	397,488	827	35	5,157	403,507
Real estate – business	2,266,688	3,661	—	17,866	2,288,215
Personal Banking:
Real estate – personal	1,868,606	6,618	1,676	6,192	1,883,092
Consumer	1,687,285	16,053	1,796	—	1,705,134
Revolving home equity	428,478	1,552	843	—	430,873
Consumer credit card	764,599	9,559	8,212	—	782,370
Overdrafts	5,721	374	—	—	6,095
Total	$11,365,009	$49,796	$13,658	$40,775	$11,469,238

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

	Commercial Loans
(In thousands)	Business	Real Estate -Construction	Real Estate - Business	Total
December 31, 2015
Pass	$4,278,857	$618,788	$2,281,565	$7,179,210
Special mention	49,302	1,033	15,009	65,344
Substandard	58,860	1,159	51,107	111,126
Non-accrual	10,874	3,090	7,863	21,827
Total	$4,397,893	$624,070	$2,355,544	$7,377,507
December 31, 2014
Pass	$3,871,569	$385,831	$2,184,541	$6,441,941
Special mention	62,904	3,865	40,668	107,437
Substandard	23,919	8,654	45,140	77,713
Non-accrual	11,560	5,157	17,866	34,583
Total	$3,969,952	$403,507	$2,288,215	$6,661,674

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Delinquent and non-accrual loans". In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a person's financial history. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans are related to commercial activity. These loans totaled $257.8 million at December 31, 2015 and $244.3 million at December 31, 2014; less than 6.0% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at December 31, 2015 and 2014 by FICO score.

	Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
December 31, 2015
FICO score:
Under 600	1.5%	4.5%	1.5%	3.9%
600 – 659	3.0	9.7	3.9	12.0
660 – 719	9.1	21.8	13.6	31.7
720 – 779	25.0	26.4	28.4	27.9
780 and over	61.4	37.6	52.6	24.5
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2014
FICO score:
Under 600	1.4%	5.2%	1.8%	4.1%
600 – 659	3.1	10.2	4.4	11.8
660 – 719	9.9	22.9	13.7	32.4
720 – 779	26.7	28.0	32.8	27.8
780 and over	58.9	33.7	47.3	23.9
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $53.7 million at December 31, 2015. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $14.9 million at December 31, 2015. Other performing restructured loans totaled $38.7 million at December 31, 2015. These are partly comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $21.9 million and $21.8 million at December 31, 2015 and 2014, respectively. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $7.9 million at December 31, 2015 and $10.4 million at December 31, 2014. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company also classifies certain loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. These loans, which are comprised of personal real estate, revolving home equity and consumer loans, totaled $8.5 million and $8.1 million at December 31, 2015 and 2014, respectively. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments.

The table below shows the outstanding balance of loans classified as troubled debt restructurings at December 31, 2015, in addition to the period end balances of restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	December 31, 2015	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$26,248	$—
Real estate – construction and land	4,116	1,081
Real estate – business	4,793	—
Personal Banking:
Real estate – personal	4,547	27
Consumer	5,623	43
Revolving home equity	391	43
Consumer credit card	7,944	586
Total restructured loans	$53,662	$1,780

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

The Company had commitments of $3.5 million at December 31, 2015 to lend additional funds to borrowers with restructured loans, compared to $6.9 million at December 31, 2014.

Loans held for sale
Beginning January 1, 2015, certain long-term fixed rate personal real estate loan originations have been designated as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 18. At December 31, 2015, the fair value of these loans was $5.0 million, and the unpaid principal balance was $4.9 million. The unrealized gain in fair value was recognized in loan fees and sales in the consolidated statements of income. None of these loans were on non-accrual status or past due. Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan's contractual interest rate.

Beginning in the third quarter of 2015, the Company has designated certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans at various times while the student is attending school or shortly after graduation. At December 31, 2015, the balance of these loans was $2.6 million. These loans are carried at lower of cost or fair value, and none were on non-accrual status or past due.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $2.8 million and $5.5 million at December 31, 2015 and 2014, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $3.3 million and $2.4 million at December 31, 2015 and 2014, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

4. Investment Securities
Investment securities, at fair value, consisted of the following at December 31, 2015 and 2014.

(In thousands)	2015	2014
Available for sale:
U.S. government and federal agency obligations	$727,076	$501,407
Government-sponsored enterprise obligations	793,023	963,127
State and municipal obligations	1,741,957	1,813,201
Agency mortgage-backed securities	2,618,281	2,593,708
Non-agency mortgage-backed securities	879,963	382,744
Asset-backed securities	2,644,381	3,091,993
Other debt securities	331,320	139,161
Equity securities	41,003	38,219
Total available for sale	9,777,004	9,523,560
Trading	11,890	15,357
Non-marketable	112,786	106,875
Total investment securities	$9,901,680	$9,645,792
Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for borrowing and regulatory purposes, which totaled $46.8 million and $46.6 million at December 31, 2015 and 2014, respectively. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $65.6 million and $60.2 million at December 31, 2015 and 2014, respectively. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of December 31, 2015 is shown in the following table. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2015. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities which have no guarantee, but are collateralized by residential mortgages. Also included are certain other asset-backed securities, primarily collateralized by credit cards, automobiles and commercial loans. The Company does not have exposure to subprime-originated mortgage-backed or collateralized debt obligation instruments, and does not hold any trust preferred securities.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
Within 1 year	$59,506	$59,870	1.82*%
After 1 but within 5 years	474,370	476,793	1.56*
After 5 but within 10 years	143,468	142,759	.63*
After 10 years	52,502	47,654	.02*
Total U.S. government and federal agency obligations	729,846	727,076	1.29*
Government-sponsored enterprise obligations:
Within 1 year	15,725	15,818	2.08
After 1 but within 5 years	619,406	618,442	1.62
After 5 but within 10 years	154,151	153,327	2.41
After 10 years	5,630	5,436	2.51
Total government-sponsored enterprise obligations	794,912	793,023	1.79
State and municipal obligations:
Within 1 year	105,233	105,507	2.78
After 1 but within 5 years	673,068	688,528	2.40
After 5 but within 10 years	870,631	889,719	2.43
After 10 years	57,703	58,203	3.16
Total state and municipal obligations	1,706,635	1,741,957	2.46
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,579,031	2,618,281	2.62
Non-agency mortgage-backed securities	879,186	879,963	2.54
Asset-backed securities	2,660,201	2,644,381	1.33
Total mortgage and asset-backed securities	6,118,418	6,142,625	2.05
Other debt securities:
Within 1 year	9,294	9,359
After 1 but within 5 years	94,871	94,140
After 5 but within 10 years	219,760	216,285
After 10 years	12,000	11,536
Total other debt securities	335,925	331,320
Equity securities	5,678	41,003
Total available for sale investment securities	$9,691,414	$9,777,004
* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government securities include U.S. Treasury inflation-protected securities, which totaled $416.8 million, at fair value, at December 31, 2015. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates. In December 2015, auction rate securities with a par value of $80.8 million were called by the issuer, reducing the Company's holdings to $17.2 million, at fair value, at December 31, 2015. Equity securities are primarily comprised of investments in common stock held by the Parent, which totaled $38.3 million, at fair value, at December 31, 2015.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government and federal agency obligations	$729,846	$5,051	$(7,821)	$727,076
Government-sponsored enterprise obligations	794,912	2,657	(4,546)	793,023
State and municipal obligations	1,706,635	37,061	(1,739)	1,741,957
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,579,031	47,856	(8,606)	2,618,281
Non-agency mortgage-backed securities	879,186	8,596	(7,819)	879,963
Asset-backed securities	2,660,201	1,287	(17,107)	2,644,381
Total mortgage and asset-backed securities	6,118,418	57,739	(33,532)	6,142,625
Other debt securities	335,925	377	(4,982)	331,320
Equity securities	5,678	35,325	—	41,003
Total	$9,691,414	$138,210	$(52,620)	$9,777,004
December 31, 2014
U.S. government and federal agency obligations	$497,336	$9,095	$(5,024)	$501,407
Government-sponsored enterprise obligations	968,574	2,593	(8,040)	963,127
State and municipal obligations	1,789,215	32,340	(8,354)	1,813,201
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,523,377	75,923	(5,592)	2,593,708
Non-agency mortgage-backed securities	372,911	11,061	(1,228)	382,744
Asset-backed securities	3,090,174	6,922	(5,103)	3,091,993
Total mortgage and asset-backed securities	5,986,462	93,906	(11,923)	6,068,445
Other debt securities	140,784	420	(2,043)	139,161
Equity securities	3,931	34,288	—	38,219
Total	$9,386,302	$172,642	$(35,384)	$9,523,560

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At December 31, 2015, the fair value of securities on this watch list was $95.8 million compared to $123.9 million at December 31, 2014.

As of December 31, 2015, the Company had recorded OTTI on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $44.0 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.1 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	17%	-	53%
Credit support	0%	-	24%
Loss severity	19%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

(In thousands)	2015	2014	2013
Cumulative OTTI credit losses at January 1	$13,734	$12,499	$11,306
Credit losses on debt securities for which impairment was not previously recognized	76	—	—
Credit losses on debt securities for which impairment was previously recognized	407	1,365	1,284
Increase in expected cash flows that are recognized over remaining life of security	(88)	(130)	(91)
Cumulative OTTI credit losses at December 31	$14,129	$13,734	$12,499

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. government and federal agency obligations	$491,998	$3,098	$31,012	$4,723	$523,010	$7,821
Government-sponsored enterprise obligations	157,830	1,975	110,250	2,571	268,080	4,546
State and municipal obligations	66,998	544	31,120	1,195	98,118	1,739
Mortgage and asset-backed securities:
Agency mortgage-backed securities	530,035	2,989	291,902	5,617	821,937	8,606
Non-agency mortgage-backed securities	653,603	7,059	54,536	760	708,139	7,819
Asset-backed securities	2,207,922	12,492	223,311	4,615	2,431,233	17,107
Total mortgage and asset-backed securities	3,391,560	22,540	569,749	10,992	3,961,309	33,532
Other debt securities	244,452	3,687	25,218	1,295	269,670	4,982
Total	$4,352,838	$31,844	$767,349	$20,776	$5,120,187	$52,620
December 31, 2014
U.S. government and federal agency obligations	$90,261	$818	$32,077	$4,206	$122,338	$5,024
Government-sponsored enterprise obligations	224,808	922	224,779	7,118	449,587	8,040
State and municipal obligations	172,980	646	215,702	7,708	388,682	8,354
Mortgage and asset-backed securities:
Agency mortgage-backed securities	55,128	429	381,617	5,163	436,745	5,592
Non-agency mortgage-backed securities	141,655	609	43,659	619	185,314	1,228
Asset-backed securities	1,424,457	2,009	159,098	3,094	1,583,555	5,103
Total mortgage and asset-backed securities	1,621,240	3,047	584,374	8,876	2,205,614	11,923
Other debt securities	16,434	55	80,203	1,988	96,637	2,043
Total	$2,125,723	$5,488	$1,137,135	$29,896	$3,262,858	$35,384

The total available for sale portfolio consisted of approximately 2,000 individual securities at December 31, 2015. The portfolio included 466 securities, having an aggregate fair value of $5.1 billion, that were in a loss position at December 31, 2015, compared to 363 securities, with a fair value of $3.3 billion, at December 31, 2014. The total amount of unrealized loss on these securities increased $17.2 million to $52.6 million. At December 31, 2015, the fair value of securities in an unrealized loss position for 12 months or longer totaled $767.3 million, or 7.8% of the total portfolio value, and included only one security identified as other-than-temporarily impaired.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $1.7 million at December 31, 2015. Of these losses, $1.2 million related to auction rate securities and $566 thousand related to other state and municipal obligations. The state and municipal portfolio totaled $1.7 billion at fair value, or 17.8% of total available for sale securities. The portfolio is diversified in order to reduce risk, and the Company has processes and procedures in place to monitor its state and municipal holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

The credit ratings (Moody’s rating or equivalent) at December 31, 2015 in the state and municipal bond portfolio (excluding auction rate securities) are shown in the following table. The average credit quality of the portfolio is Aa2 as rated by Moody’s.

% of Portfolio
Aaa	6.7%
Aa	78.0
A	14.6
Not rated	.7
100.0%

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

(In thousands)	2015	2014	2013
Proceeds from sales of available for sale securities	$675,870	$30,998	$7,076
Proceeds from sales of non-marketable securities	13,161	33,444	9,223
Total proceeds	$689,031	$64,442	$16,299
Available for sale:
Gains realized on sales	$2,925	$—	$126
Losses realized on sales	—	(5,197)	—
Gain realized on donation	—	1,570	1,375
Other-than-temporary impairment recognized on debt securities	(483)	(1,365)	(1,284)
Non-marketable:
Gains realized on sales	2,516	1,629	1,808
Losses realized on sales	(40)	(134)	(2,979)
Fair value adjustments, net	1,402	17,621	(3,471)
Investment securities gains (losses), net	$6,320	$14,124	$(4,425)

Investment securities with a fair value of $4.1 billion and $4.7 billion were pledged at December 31, 2015 and 2014, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $568.3 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

5. Land, Buildings and Equipment
Land, buildings and equipment consist of the following at December 31, 2015 and 2014:

(In thousands)	2015	2014
Land	$105,182	$106,599
Buildings and improvements	541,736	535,039
Equipment	250,193	244,239
Total	897,111	885,877
Less accumulated depreciation	544,530	528,006
Net land, buildings and equipment	$352,581	$357,871

Depreciation expense of $30.1 million, $29.8 million and $30.7 million for 2015, 2014 and 2013, respectively, was included in occupancy expense and equipment expense in the consolidated statements of income. Repairs and maintenance expense of $16.3 million, $16.5 million and $16.8 million for 2015, 2014 and 2013, respectively, was included in occupancy expense and equipment expense. There has been no interest expense capitalized on construction projects in the past three years.

6. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2015				December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(26,239)	$—	$5,031	$31,270	$(24,698)	$—	$6,572
Mortgage servicing rights	4,638	(2,971)	(29)	1,638	3,693	(2,718)	(97)	878
Total	$35,908	$(29,210)	$(29)	$6,669	$34,963	$(27,416)	$(97)	$7,450

The carrying amount of goodwill and its allocation among segments at December 31, 2015 and 2014 is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2015, 2014 or 2013. Further, the annual assessment of qualitative factors on January 1, 2016 revealed no likelihood of impairment as of that date.

(In thousands)	December 31, 2015	December 31, 2014
Consumer segment	$70,721	$70,721
Commercial segment	67,454	67,454
Wealth segment	746	746
Total goodwill	$138,921	$138,921

Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2015 and 2014 are shown in the following table.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2013	$138,921	$8,489	$779
Originations	—	—	263
Amortization	—	(1,917)	(151)
Impairment	—	—	(13)
Balance at December 31, 2014	138,921	6,572	878
Originations	—	—	945
Amortization	—	(1,541)	(253)
Impairment reversal	—	—	68
Balance at December 31, 2015	$138,921	$5,031	$1,638

Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At December 31, 2015, temporary impairment of $29 thousand had been recognized. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 16 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2015, 2014 and 2013 was $1.8 million, $2.1 million and $2.2 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2015. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2016	$1,412
2017	1,068
2018	817
2019	677
2020	553

7. Deposits
At December 31, 2015, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)
Due in 2016	$1,547,305
Due in 2017	212,969
Due in 2018	125,508
Due in 2019	46,533
Due in 2020	61,059
Thereafter	4,335
Total	$1,997,709

The following table shows a detailed breakdown of the maturities of time open and certificates of deposit, by size category, at December 31, 2015.

(In thousands)	Certificates of Deposit under $100,000	Other Time Deposits under $100,000	Certificates of Deposit over $100,000	Other Time Deposits over $100,000	Total
Due in 3 months or less	$144,126	$28,527	$317,181	$13,995	$503,829
Due in over 3 through 6 months	157,787	31,508	338,601	17,505	545,401
Due in over 6 through 12 months	234,347	46,719	182,054	34,955	498,075
Due in over 12 months	83,037	59,140	298,460	9,767	450,404
Total	$619,297	$165,894	$1,136,296	$76,222	$1,997,709

The aggregate amount of time open and certificates of deposit that exceeded the $250,000 FDIC insurance limit totaled $922.1 million at December 31, 2015.

8. Borrowings
The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year).

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2015	.2%	.1%	$1,654,860	$2,193,197	$1,963,552
2014	.1	.1	1,119,578	1,862,518	1,862,518
2013	.1	.1	914,554	1,479,849	996,558

Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally have one day maturities. Short-term repurchase agreements at December 31, 2015 were comprised of non-insured customer funds totaling $1.4 billion, which were secured by a portion of the Company's investment portfolio. Additional information about the securities pledged for repurchase agreements is provided in Note 19 on Resale and Repurchase Agreements.

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. At December 31, 2015, total outstanding advances were $103.8 million with a weighted interest rate of 3.5% and a remaining maturity of two years. All of the outstanding advances have fixed interest rates and contain prepayment penalties. The FHLB has also issued letters of credit, totaling $291.5 million at December 31, 2015, to secure the Company’s obligations to certain depositors of public funds.

9. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2015, 2014 and 2013 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2015:
U.S. federal	$102,607	$7,084	$109,691
State and local	6,551	348	6,899
Total	$109,158	$7,432	$116,590
Year ended December 31, 2014:
U.S. federal	$110,552	$(679)	$109,873
State and local	11,637	139	11,776
Total	$122,189	$(540)	$121,649
Year ended December 31, 2013:
U.S. federal	$103,094	$7,984	$111,078
State and local	10,900	1,217	12,117
Total	$113,994	$9,201	$123,195

The components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended December 31, 2015, 2014 and 2013 were as follows:

(In thousands)	2015	2014	2013
Unrealized gain (loss) on securities available for sale	$(19,634)	$36,525	$(84,582)
Accumulated pension (benefit) loss	1,478	(4,433)	6,981
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,132)	(1,850)	(1,003)
Income tax (benefit) expense allocated to stockholders’ equity	$(20,288)	$30,242	$(78,604)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

(In thousands)	2015	2014
Deferred tax assets:
Loans, principally due to allowance for loan losses	$60,885	$68,014
Accrued expenses	15,080	14,590
Equity-based compensation	12,733	12,689
Private equity investments	8,157	6,001
Deferred compensation	7,751	7,397
Pension	5,078	5,885
Other	5,291	10,172
Total deferred tax assets	114,975	124,748
Deferred tax liabilities:
Equipment lease financing	67,938	67,531
Unrealized gain on securities available for sale	32,524	52,158
Land, buildings and equipment	12,186	14,520
Intangibles	7,674	7,532
Accretion on investment securities	5,893	5,919
Other	4,129	3,181
Total deferred tax liabilities	130,344	150,841
Net deferred tax assets (liabilities)	$(15,369)	$(26,093)

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and the Company’s actual income tax expense for 2015, 2014 and 2013 is provided in the table below. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(In thousands)	2015	2014	2013
Computed “expected” tax expense	$133,112	$134,191	$134,455
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(19,083)	(17,806)	(16,612)
State and local income taxes, net of federal tax benefit	4,484	7,655	7,876
Tax deductible dividends on allocated shares held by the Company’s ESOP	(1,093)	(1,116)	(1,116)
Other	(830)	(1,275)	(1,408)
Total income tax expense	$116,590	$121,649	$123,195

The gross amount of unrecognized tax benefits was $1.3 million at both December 31, 2015 and 2014, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $830 thousand and $852 thousand, respectively. The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2015 and 2014 was as follows:

(In thousands)	2015	2014
Unrecognized tax benefits at beginning of year	$1,312	$1,428
Gross increases – tax positions in prior period	40	20
Gross decreases – tax positions in prior period	—	(5)
Gross increases – current-period tax positions	272	299
Lapse of statute of limitations	(346)	(430)
Unrecognized tax benefits at end of year	$1,278	$1,312

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2012 through 2015 remain open to examination for U.S. federal income tax as well as income tax in major state taxing jurisdictions.

10. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2015	2014	2013
Payroll taxes	$22,235	$21,417	$21,118
Medical plans	20,659	22,855	18,490
401(k) plan	12,841	12,057	12,465
Pension plans	1,495	2,555	1,627
Other	2,950	2,585	2,988
Total employee benefits	$60,180	$61,469	$56,688

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

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. No contributions to the defined benefit plan were made in 2015 or 2014, and the minimum required contribution for 2016 is expected to be zero. The Company does not expect to make any further contributions in 2016 other than the necessary funding contributions to the CERP.

Contributions to the CERP were $20 thousand, $69 thousand and $69 thousand during 2015, 2014 and 2013, respectively. As noted in the table below, pension cost in 2014 included a settlement loss of $1.7 million, resulting from a cash-out opportunity offered during the year to certain vested inactive participants with deferred benefits.

The following items are components of the net pension cost for the years ended December 31, 2015, 2014 and 2013.

(In thousands)	2015	2014	2013
Service cost-benefits earned during the year	$503	$430	$509
Interest cost on projected benefit obligation	4,762	5,069	4,509
Expected return on plan assets	(6,092)	(6,285)	(6,476)
Amortization of prior service cost	(271)	—	—
Amortization of unrecognized net loss	2,593	1,654	3,085
Settlement loss recognized	—	1,687	—
Net periodic pension cost	$1,495	$2,555	$1,627

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2015 and 2014.

(In thousands)	2015	2014
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$125,447	$113,673
Service cost	503	430
Interest cost	4,762	5,069
Plan settlements	—	(7,163)
Plan amendments	(2,619)	—
Benefits paid	(6,400)	(5,193)
Actuarial (gain) loss	(4,131)	18,631
Projected benefit obligation at valuation date	117,562	125,447
Change in plan assets
Fair value of plan assets at prior valuation date	104,794	107,172
Actual return on plan assets	911	9,909
Employer contributions	20	69
Plan settlements	—	(7,163)
Benefits paid	(6,400)	(5,193)
Fair value of plan assets at valuation date	99,325	104,794
Funded status and net amount recognized at valuation date	$(18,237)	$(20,653)

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $117.6 million and $125.4 million for the combined plans on December 31, 2015 and 2014, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2015 and 2014 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2015	2014
Prior service credit	$2,348	$—
Accumulated loss	(35,602)	(37,145)
Accumulated other comprehensive loss	(33,254)	(37,145)
Cumulative employer contributions in excess of net periodic benefit cost	15,017	16,492
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(18,237)	$(20,653)
Prior service cost	$2,618	$—
Net loss arising during period	(1,050)	(15,007)
Amortization or settlement recognition of net loss	2,593	3,341
Amortization of prior service credit	(271)	—
Total recognized in other comprehensive income	$3,890	$(11,666)
Total income (expense) recognized in net periodic pension cost and other comprehensive income	$2,395	$(14,221)

The estimated net loss and prior service credit to be amortized from accumulated other comprehensive income into net periodic pension cost in 2016 is $2.3 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2015	2014	2013
Determination of benefit obligation at year end:
Discount rate	4.15%	3.95%	4.55%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Discount rate	3.95%	4.55%	3.65%
Long-term rate of return on assets	6.00%	6.00%	6.50%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2015 and 2014. Information about the valuation techniques and inputs used to measure fair value are provided in Note 16 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets:
U.S. government obligations	$2,540	$2,540	$—	$—
Government-sponsored enterprise obligations (a)	1,208	—	1,208	—
State and municipal obligations	10,478	—	10,478	—
Agency mortgage-backed securities (b)	1,352	—	1,352	—
Non-agency mortgage-backed securities	5,740	—	5,740	—
Asset-backed securities	6,965	—	6,965	—
Corporate bonds (c)	32,800	—	32,800	—
Equity securities and mutual funds: (d)
U.S. large-cap	15,746	15,746	—	—
U.S. mid-cap	12,960	12,960	—	—
U.S. small-cap	2,545	2,545	—	—
International developed markets	3,125	3,125	—	—
Emerging markets	392	392	—	—
Money market funds	3,474	3,474	—	—
Total	$99,325	$40,782	$58,543	$—
December 31, 2014
Assets:
U.S. government obligations	$1,290	$1,290	$—	$—
Government-sponsored enterprise obligations (a)	1,259	—	1,259	—
State and municipal obligations	10,638	—	10,638	—
Agency mortgage-backed securities (b)	1,762	—	1,762	—
Non-agency mortgage-backed securities	5,635	—	5,635	—
Asset-backed securities	5,776	—	5,776	—
Corporate bonds (c)	34,264	—	34,264	—
Equity securities and mutual funds: (d)
U.S. large-cap	20,296	20,296	—	—
U.S. mid-cap	13,362	13,362	—	—
U.S. small-cap	3,590	3,590	—	—
International developed markets	3,377	3,377	—	—
Emerging markets	473	473	—	—
Money market funds	3,072	3,072	—	—
Total	$104,794	$45,460	$59,334	$—

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

(d)
This category represents investments in individual common stocks and equity funds. These holdings are diversified, largely across the financial services, consumer goods, healthcare, technology, and manufacturing sectors.

The investment policy of the pension plan is designed for growth in principal, within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines, which may change from time to time, regarding the types and percentages of investments held. Currently, the policy includes guidelines such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2015. Under the current policy, the long-term investment target mix for the plan is 35% equity securities and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The discount rate is based on matching the Company's estimated plan cash flows to a yield curve derived from a portfolio of corporate bonds rated AA by either Moody's or Standard and Poor's.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2015 pension plan expense was 6.0%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The 10-year annualized return for the Company’s pension plan was 6.6%. During 2015, the plan’s rate of return was .6%, compared to 9.1% in 2014. Returns for any plan year may be affected by changes in the stock market and interest rates. The Company expects to incur pension expense of $1.9 million in 2016, compared to $1.5 million in 2015. The increase in expense expected in 2016 as compared to 2015 is primarily due to asset losses that occurred during 2015, partly offset by a higher discount rate and the effect of the new mortality projection scale mentioned below.

The Company utilizes published mortality tables to incorporate mortality assumptions into the measurement of the pension benefit obligation. During 2014, the Society of Actuaries published new mortality tables, which incorporate a greater longevity for people living in the United States. The Company utilized the updated mortality tables in measuring the pension benefit obligation as of December 31, 2014, which increased the benefit obligation on that date by $11.4 million. At December 31, 2015, the Company incorporated an updated mortality projection scale published by the Society of Actuaries, which decreased the benefit obligation on that date by $1.8 million.

The following future benefit payments are expected to be paid:

(In thousands)
2016	$6,922
2017	7,102
2018	7,202
2019	7,249
2020	7,419
2021 - 2025	36,940

11. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the past three years, stock-based compensation has been issued in the form of nonvested stock awards and stock appreciation rights. At December 31, 2015, 3,303,021 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $10.1 million, $8.8 million and $6.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.8 million, $3.3 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Nonvested Restricted Stock Awards
Nonvested stock is awarded to key employees by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 4 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant of restricted stock awards. A summary of the status of the Company’s nonvested share awards as of December 31, 2015 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,322,502	$32.77
Granted	233,654	39.85
Vested	(150,196)	28.67
Forfeited	(21,543)	34.37
Nonvested at December 31, 2015	1,384,417	$34.38

The total fair value (at vest date) of shares vested during 2015, 2014 and 2013 was $6.0 million, $4.5 million and $2.1 million, respectively.

Stock Appreciation Rights and Stock Options
Stock appreciation rights (SARs) and stock options are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs vest ratably over four years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. A summary of SAR activity during 2015 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,869,224	$32.34
Granted	252,149	39.43
Forfeited	(7,837)	37.46
Expired	(1,237)	35.53
Exercised	(523,842)	31.44
Outstanding at December 31, 2015	1,588,457	$33.74	4.3	years	$13,978
Exercisable at December 31, 2015	1,078,797	$31.56	2.4	years	$11,845
Vested and expected to vest at December 31, 2015	1,563,538	$33.67	4.2	years	$13,867

Non-qualified stock options were granted in 2005 and prior years, vesting ratably over three years of continuous service with 10-year contractual terms. The last of these was exercised in 2015, as shown in the summary of stock option activity during 2015 below.

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	72,091	$27.88
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(72,091)	27.88
Outstanding, exercisable and vested at December 31, 2015	—	$—

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options and SARs on date of grant. The Black-Scholes model is a closed-end model that uses various assumptions as shown in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options and SARs, which represents the period of time that the options and SARs granted are expected to be outstanding. The risk-free rate for the expected term is based on the U.S. Treasury zero coupon spot rates in effect at the time of grant. The per share average fair value and the model assumptions for SARs granted during the past three years are shown in the table below.

	2015	2014	2013
Weighted per share average fair value at grant date	$7.22	$8.40	$6.18
Assumptions:
Dividend yield	2.2%	2.0%	2.3%
Volatility	21.3%	22.1%	23.2%
Risk-free interest rate	1.8%	2.3%	1.2%
Expected term	7.2 years	7.1 years	7.3 years

Additional information about stock options and SARs exercised is presented below.

(In thousands)	2015	2014	2013
Intrinsic value of options and SARs exercised	$7,541	$8,068	$6,580
Cash received from options and SARs exercised	$1,914	$8,652	$9,426
Tax benefit realized from options and SARs exercised	$1,041	$1,153	$335

As of December 31, 2015, there was $19.9 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested SARs and stock awards. That cost is expected to be recognized over a weighted average period of 2.7 years.

Directors Stock Purchase Plan
The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 106,865 at December 31, 2015. In 2015, 23,425 shares were purchased at an average price of $41.60, and in 2014, 21,122 shares were purchased at an average price of $40.32.

* All share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2015.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2015	$3,791	$81,310	$(23,008)	$62,093
Other comprehensive income (loss) before reclassifications	(1,319)	(47,907)	1,568	(47,658)
Amounts reclassified from accumulated other comprehensive income	483	(2,926)	2,322	(121)
Current period other comprehensive income (loss), before tax	(836)	(50,833)	3,890	(47,779)
Income tax (expense) benefit	318	19,316	(1,478)	18,156
Current period other comprehensive income (loss), net of tax	(518)	(31,517)	2,412	(29,623)
Transfer of unrealized gain on securities for which impairment was not previously recognized	43	(43)	—	—
Balance December 31, 2015	$3,316	$49,750	$(20,596)	$32,470
Balance January 1, 2014	$4,203	$21,303	$(15,775)	$9,731
Other comprehensive income (loss) before reclassifications	(2,030)	93,158	(15,007)	76,121
Amounts reclassified from accumulated other comprehensive income	1,365	3,627	3,341	8,333
Current period other comprehensive income (loss), before tax	(665)	96,785	(11,666)	84,454
Income tax (expense) benefit	253	(36,778)	4,433	(32,092)
Current period other comprehensive income (loss), net of tax	(412)	60,007	(7,233)	52,362
Balance December 31, 2014	$3,791	$81,310	$(23,008)	$62,093
(1) The pre-tax amounts reclassified from accumulated other comprehensive income are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic pension cost as "amortization of prior service cost, "amortization of unrecognized net loss" and "settlement loss recognized" (see Note 10), for inclusion in the consolidated statements of income.

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
The Company’s business line reporting system derives segment information from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting procedures and methods, which have been developed to reflect the underlying economics of the businesses. These methodologies are applied in connection with funds transfer pricing and assignment of overhead costs among segments. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) by assets and liabilities based on their maturity, prepayment and/or repricing characteristics. Income and expense that directly relate to segment operations are recorded in the segment when incurred. Expenses that indirectly support the segments are allocated based on the most appropriate method available.

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

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2015:
Net interest income	$266,328	$296,466	$42,653	$605,447	$28,873	$634,320
Provision for loan losses	(34,864)	1,032	75	(33,757)	5,030	(28,727)
Non-interest income	119,558	194,131	136,374	450,063	(2,508)	447,555
Investment securities gains, net	—	—	—	—	6,320	6,320
Non-interest expense	(273,323)	(267,521)	(108,755)	(649,599)	(26,304)	(675,903)
Income before income taxes	$77,699	$224,108	$70,347	$372,154	$11,411	$383,565
Year ended December 31, 2014:
Net interest income	$264,974	$287,244	$40,128	$592,346	$27,858	$620,204
Provision for loan losses	(34,913)	559	372	(33,982)	4,451	(29,531)
Non-interest income	113,869	190,538	128,238	432,645	3,333	435,978
Investment securities gains, net	—	—	—	—	14,124	14,124
Non-interest expense	(263,521)	(254,121)	(98,821)	(616,463)	(39,879)	(656,342)
Income before income taxes	$80,409	$224,220	$69,917	$374,546	$9,887	$384,433
Year ended December 31, 2013:
Net interest income	$262,579	$280,121	$40,185	$582,885	$36,487	$619,372
Provision for loan losses	(33,943)	3,772	(688)	(30,859)	10,506	(20,353)
Non-interest income	108,180	186,433	117,322	411,935	6,451	418,386
Investment securities losses, net	—	—	—	—	(4,425)	(4,425)
Non-interest expense	(260,336)	(235,382)	(96,530)	(592,248)	(36,420)	(628,668)
Income before income taxes	$76,480	$234,944	$60,289	$371,713	$12,599	$384,312

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

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Average balances for 2015:
Assets	$2,643,094	$7,302,671	$1,038,119	$10,983,884	$12,753,718	$23,737,602
Loans, including held for sale	2,500,002	7,125,310	1,029,332	10,654,644	1,218,747	11,873,391
Goodwill and other intangible assets	75,964	69,246	746	145,956	—	145,956
Deposits	9,667,972	7,548,925	2,056,190	19,273,087	52,504	19,325,591
Average balances for 2014:
Assets	$2,519,476	$6,966,453	$931,397	$10,417,326	$12,255,597	$22,672,923
Loans, including held for sale	2,376,275	6,783,404	922,120	10,081,799	1,178,434	11,260,233
Goodwill and other intangible assets	76,786	69,733	746	147,265	—	147,265
Deposits	9,536,003	7,288,884	1,911,391	18,736,278	59,398	18,795,676

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

14. Common and Preferred Stock*
On December 14, 2015, the Company distributed a 5% stock dividend on its $5 par common stock for the 22nd consecutive year. All per common share data in this report has been restated to reflect the stock dividend.

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

(In thousands, except per share data)	2015	2014	2013
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$263,730	$261,754	$260,961
Less preferred stock dividends	9,000	4,050	—
Net income available to common shareholders	254,730	257,704	260,961
Less income allocated to nonvested restricted stock	3,548	3,332	2,939
Net income allocated to common stock	$251,182	$254,372	$258,022
Weighted average common shares outstanding	97,974	101,833	104,280
Basic income per common share	$2.56	$2.50	$2.47
Diluted income per common share:
Net income available to common shareholders	$254,730	$257,704	$260,961
Less income allocated to nonvested restricted stock	3,541	3,323	2,931
Net income allocated to common stock	$251,189	$254,381	$258,030
Weighted average common shares outstanding	97,974	101,833	104,280
Net effect of the assumed exercise of stock-based awards -- based on the treasury stock method using the average market price for the respective periods	305	420	439
Weighted average diluted common shares outstanding	98,279	102,253	104,719
Diluted income per common share	$2.56	$2.49	$2.46

Nearly all unexercised stock options and stock appreciation rights were included in the computations of diluted income per share for the years ended 2014 and 2013. Unexercised options and rights of 402 thousand were excluded from the computation of diluted income per share for the year ended December 31, 2015 because their inclusion would have been anti-dilutive.
In June 2014, the Company issued and sold 6,000,000 depositary shares, representing 6,000 shares of 6.00% Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share, having an aggregate liquidation preference of $150.0 million (“Series B Preferred Stock”). Each depositary share has a liquidation preference of $25 per share. Dividends on the Series B Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.00%. The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. In the event that the Company does not declare and pay dividends on the Series B Preferred Stock for the most recent dividend period, the ability of the Company to declare or pay dividends on, purchase, redeem or otherwise acquire shares of its common stock or any securities of the Company that rank junior to the Series B Preferred Stock is subject to certain restrictions under the terms of the Series B Preferred Stock.
The net proceeds from the issuance and sale of the Series B Preferred Stock were approximately $144.8 million and were used to fund, in part, an accelerated share repurchase (ASR) program. Under this ASR agreement, the Company paid $200.0 million to Morgan Stanley & Co. LLC (Morgan Stanley) and received from Morgan Stanley 3,368,616 shares of the Company’s common stock in June 2014. Final settlement occurred in June 2015 at which time the remaining shares, totaling 1,554,397 were received by the Company. The specific number of shares that the Company ultimately repurchased was based on the volume-weighted-average price per share of the Company’s common stock during the repurchase period.
The Company entered into a second ASR agreement in May 2015, under which it paid $100.0 million to Morgan Stanley and received from Morgan Stanley 1,893,598 shares of common stock at that time. Final settlement occurred in August 2015, at which time the remaining shares, totaling 369,201, were received by the Company.

The Company accounted for repurchases under each ASR agreement as two separate transactions: (i) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date; and (ii) as a forward contract indexed to the Company’s common stock that is classified as equity and reported as a component of surplus. The shares purchased under the ASR agreements are part of the Company's stock repurchase program, as authorized by its board of directors. The most recent board authorization in October 2015 approved future purchases of 5,000,000 shares of the Company's common stock. At December 31, 2015, 4,717,944 shares of common stock remained available for purchase under the current board authorization.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2015	2014	2013
Shares outstanding at January 1	96,327	95,881	91,414
Issuance of stock:
Awards and sales under employee and director plans	435	549	653
5% stock dividend	4,641	4,586	4,565
Summit acquisition	—	—	1,000
Purchases of treasury stock under accelerated share buyback programs	(3,635)	(3,055)	—
Other purchases of treasury stock	(535)	(1,626)	(1,742)
Other	(7)	(8)	(9)
Shares outstanding at December 31	97,226	96,327	95,881
* Except as noted in the above table, all share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2015.

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

The following tables show the capital amounts and ratios for the Company (on a consolidated basis) and the Bank, together with the minimum capital adequacy and well-capitalized capital requirements (under transition provisions, if applicable), at the last two year ends.

	Actual		Minimum Capital Adequacy Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015 (under Basel III)
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,364,761	13.28%	$1,424,764	8.00%	N.A.	N.A.
Commerce Bank	2,135,668	12.07	1,415,812	8.00	$1,769,765	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,196,258	12.33%	$1,068,573	6.00%	N.A.	N.A.
Commerce Bank	1,983,051	11.21	1,061,859	6.00	$1,415,812	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,051,474	11.52%	$801,430	4.50%	N.A.	N.A.
Commerce Bank	1,983,051	11.21	796,394	4.50	$1,150,347	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,196,258	9.23%	$951,370	4.00%	N.A.	N.A.
Commerce Bank	1,983,051	8.37	948,259	4.00	$1,185,324	5.00%
December 31, 2014 (under Basel I)
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,304,206	14.86%	$1,240,732	8.00%	N.A.	N.A.
Commerce Bank	2,026,666	13.16	1,232,378	8.00	$1,540,472	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,131,169	13.74%	$620,366	4.00%	N.A.	N.A.
Commerce Bank	1,869,053	12.13	616,189	4.00	$924,283	6.00%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,131,169	9.36%	$910,977	4.00%	N.A.	N.A.
Commerce Bank	1,869,053	8.24	907,807	4.00	$1,134,759	5.00%

In 2013 and 2014, the U.S. bank regulators approved the final rules implementing the Basel Committee on Banking Supervision's capital adequacy guidelines, which were effective January 1, 2015. Under the final rules, known as Basel III, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules included a new common equity Tier I capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier I capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier I capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at .625% of risk-weighted assets and increases each subsequent year by an additional .625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule ending January 1, 2019.

The Basel III minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier I common capital, 8.0% for Tier I capital, 10.0% for Total capital and 5.0% for the leverage ratio. These thresholds were effective January 1, 2015.

At December 31, 2015, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets:
Residential mortgage loans held for sale	$4,981	$—	$4,981	$—
Available for sale securities:
U.S. government and federal agency obligations	727,076	727,076	—	—
Government-sponsored enterprise obligations	793,023	—	793,023	—
State and municipal obligations	1,741,957	—	1,724,762	17,195
Agency mortgage-backed securities	2,618,281	—	2,618,281	—
Non-agency mortgage-backed securities	879,963	—	879,963	—
Asset-backed securities	2,644,381	—	2,644,381	—
Other debt securities	331,320	—	331,320	—
Equity securities	41,003	20,263	20,740	—
Trading securities	11,890	—	11,890	—
Private equity investments	63,032	—	—	63,032
Derivatives *	12,771	—	12,507	264
Assets held in trust	9,278	9,278	—	—
Total assets	9,878,956	756,617	9,041,848	80,491
Liabilities:
Derivatives *	12,729	—	12,534	195
Total liabilities	$12,729	$—	$12,534	$195
December 31, 2014
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$501,407	$501,407	$—	$—
Government-sponsored enterprise obligations	963,127	—	963,127	—
State and municipal obligations	1,813,201	—	1,718,058	95,143
Agency mortgage-backed securities	2,593,708	—	2,593,708	—
Non-agency mortgage-backed securities	382,744	—	382,744	—
Asset-backed securities	3,091,993	—	3,091,993	—
Other debt securities	139,161	—	139,161	—
Equity securities	38,219	17,975	20,244	—
Trading securities	15,357	—	15,357	—
Private equity investments	57,581	—	—	57,581
Derivatives *	10,457	—	10,454	3
Assets held in trust	8,848	8,848	—	—
Total assets	9,615,803	528,230	8,934,846	152,727
Liabilities:
Derivatives *	10,948	—	10,722	226
Total liabilities	$10,948	$—	$10,722	$226

*	The fair value of each class of derivative is shown in Note 18.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
Year ended December 31, 2015:
Balance at January 1, 2015	$95,143	$57,581	$(223)	$152,501
Total gains or losses (realized/unrealized):
Included in earnings	—	1,402	320	1,722
Included in other comprehensive income	4,169	—	—	4,169
Investment securities called	(82,825)	—	—	(82,825)
Discount accretion	708	—	—	708
Purchases of private equity securities	—	13,112	—	13,112
Sale / pay down of private equity securities	—	(9,204)	—	(9,204)
Capitalized interest/dividends	—	141	—	141
Sale of risk participation agreement	—	—	(28)	(28)
Balance at December 31, 2015	$17,195	$63,032	$69	$80,296
Total gains or losses for the year months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2015	$—	$1,127	$322	$1,449
Year ended December 31, 2014:
Balance at January 1, 2014	$127,724	$56,612	$(65)	$184,271
Total gains or losses (realized/unrealized):
Included in earnings	—	19,137	122	19,259
Included in other comprehensive income	3,638	—	—	3,638
Investment securities called	(38,225)	—	—	(38,225)
Discount accretion	2,006	—	—	2,006
Purchases of private equity securities	—	14,152	—	14,152
Sale / pay down of private equity securities	—	(32,464)	—	(32,464)
Capitalized interest/dividends	—	144	—	144
Purchase of risk participation agreement	—	—	41	41
Sale of risk participation agreement	—	—	(321)	(321)
Balance at December 31, 2014	$95,143	$57,581	$(223)	$152,501
Total gains or losses for the year months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$—	$718	$118	$836

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
Year ended December 31, 2015:
Total gains or losses included in earnings	$263	$57	$1,402	$1,722
Change in unrealized gains or losses relating to assets still held at December 31, 2015	$263	$59	$1,127	$1,449
Year ended December 31, 2014:
Total gains or losses included in earnings	$—	$122	$19,137	$19,259
Change in unrealized gains or losses relating to assets still held at December 31, 2014	$—	$118	$718	$836

Level 3 Inputs
As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $17.2 million at December 31, 2015, while private equity investments, included in non-marketable securities, totaled $63.0 million.

Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	3.3%	-	3.5%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5
Mortgage loan commitments	Discounted cash flow	Probability of funding	64.1%	-	100.0%	80.9%
		Embedded servicing value	.9%	-	1.0%	1.0%

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

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during 2015 and 2014, and still held as of December 31, 2015 and 2014, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2015 and 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2015
Collateral dependent impaired loans	$5,457	$—	$—	$5,457	$(2,464)
Mortgage servicing rights	1,638	—	—	1,638	68
Foreclosed assets	238	—	—	238	(108)
Long-lived assets	822	—	—	822	(240)
Balance at December 31, 2014
Collateral dependent impaired loans	$11,742	$—	$—	$11,742	$(1,184)
Private equity investments	984	—	—	984	(1,516)
Mortgage servicing rights	878	—	—	878	(13)
Foreclosed assets	2,540	—	—	2,540	(706)
Long-lived assets	9,895	—	—	9,895	(2,327)

Valuation methods for instruments measured at fair value on a nonrecurring basis
Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans
While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at December 31, 2015 and 2014 are shown in the table above.

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

Long-lived assets
When investments in branch facilities and various office buildings are determined to be impaired, their carrying values are written down to estimated fair value, or estimated fair value less cost to sell if the property is held for sale. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. The carrying amounts of these real estate holdings are regularly monitored by real estate professionals employed by the Company. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable.

17. Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments held by the Company, in addition to a discussion of the methods used and assumptions made in computing those estimates, are set forth below.

Loans
The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining terms. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 “Fair Value Measurements and Disclosures”. Future cash flows for each individual loan are modeled using current rates and all contractual features, while adjusting for optionality such as prepayments. Loans with potential optionality are modeled under a multiple-rate path process. Each loan's expected future cash flows are discounted using the LIBOR/swap curve plus an appropriate spread. For business, construction and business real estate loans, internally-developed pricing spreads based on loan type, term and credit score are utilized. The spread for personal real estate loans is generally based on newly originated loans with similar characteristics. For consumer loans, the spread is calculated at loan origination as part of the Bank's funds transfer pricing process, which is indicative of individual borrower creditworthiness. All consumer credit card loans are discounted at the same spread, depending on whether the rate is variable or fixed.

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

Securities Purchased/Sold under Agreements to Resell/Repurchase
The fair values of these investments and borrowings are estimated by discounting contractual cash flows using an estimate of the current market rate for similar instruments.

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

Other Borrowings
The fair value of other borrowings, which consists mainly of long-term debt, is estimated by discounting contractual cash flows using an estimate of the current market rate for similar instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Hierarchy Level	2015		2014
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,397,893	$4,421,237	$3,969,952	$3,982,531
Real estate - construction and land	Level 3	624,070	633,083	403,507	407,905
Real estate - business	Level 3	2,355,544	2,387,101	2,288,215	2,315,378
Real estate - personal	Level 3	1,915,953	1,940,863	1,883,092	1,933,456
Consumer	Level 3	1,924,365	1,916,747	1,705,134	1,701,037
Revolving home equity	Level 3	432,981	434,607	430,873	433,508
Consumer credit card	Level 3	779,744	793,428	782,370	794,929
Overdrafts	Level 3	6,142	6,142	6,095	6,095
Loans held for sale	Level 2	7,607	7,607	—	—
Investment securities:
Available for sale	Level 1	747,339	747,339	519,382	519,382
Available for sale	Level 2	9,012,470	9,012,470	8,909,035	8,909,035
Available for sale	Level 3	17,195	17,195	95,143	95,143
Trading	Level 2	11,890	11,890	15,357	15,357
Non-marketable	Level 3	112,786	112,786	106,875	106,875
Federal funds sold	Level 1	14,505	14,505	32,485	32,485
Securities purchased under agreements to resell	Level 3	875,000	879,546	1,050,000	1,048,866
Interest earning deposits with banks	Level 1	23,803	23,803	600,744	600,744
Cash and due from banks	Level 1	464,411	464,411	467,488	467,488
Derivative instruments	Level 2	12,507	12,507	10,454	10,454
Derivative instruments	Level 3	264	264	3	3
Financial Liabilities
Non-interest bearing deposits	Level 1	$7,146,398	$7,146,398	$6,811,959	$6,811,959
Savings, interest checking and money market deposits	Level 1	10,834,746	10,834,746	10,541,601	10,541,601
Time open and certificates of deposit	Level 3	1,997,709	1,993,521	2,122,218	2,121,114
Federal funds purchased	Level 1	556,970	556,970	3,840	3,840
Securities sold under agreements to repurchase	Level 3	1,406,582	1,406,670	1,858,678	1,858,731
Other borrowings	Level 3	103,818	108,542	104,058	111,102
Derivative instruments	Level 2	12,534	12,534	10,722	10,722
Derivative instruments	Level 3	195	195	226	226

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

18. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. The Company's derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

	December 31
(In thousands)	2015	2014
Interest rate swaps	$1,020,310	$647,709
Interest rate caps	66,118	53,587
Credit risk participation agreements	62,456	75,943
Foreign exchange contracts	15,535	19,791
Mortgage loan commitments	8,605	—
Mortgage loan forward sale contracts	642	—
Forward TBA contracts	11,000	—
Total notional amount	$1,184,666	$797,030

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

The banking customer counterparties to interest rate swaps are engaged in a variety of businesses, including real estate, manufacturing, retail product distribution, education, and retirement communities. At December 31, 2015, the largest loss exposures were in the groups related to real estate, retirement communities, and education. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company would incur losses of $5.5 million (real estate), $1.4 million (retirement communities), and $1.3 million (education), based on estimated amounts at December 31, 2015.

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

In 2015, the Company initiated a program of secondary market sales of residential mortgage loans and has designated certain newly-originated residential mortgage loans as held for sale. Derivative instruments arising from this activity include mortgage loan commitments and forward loan sale contracts. Changes in the fair values of the loan commitments and funded loans prior to sale that are due to changes in interest rates are economically hedged with forward contracts to sell residential mortgage-backed securities in the to-be-announced (TBA) market. These forward TBA contracts are also considered to be derivatives and are settled in cash at the security settlement date.

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

	Asset Derivatives		Liability Derivatives
	December 31		December 31
	2015	2014	2015	2014
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$11,993	$10,144	$(11,993)	$(10,166)
Interest rate caps	73	62	(73)	(62)
Credit risk participation agreements	1	3	(195)	(226)
Foreign exchange contracts	437	248	(430)	(494)
Mortgage loan commitments	263	—	—	—
Mortgage loan forward sale contracts	—	—	—	—
Forward TBA contracts	4	—	(38)	—
Total	$12,771	$10,457	$(12,729)	$(10,948)
The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2015	2014	2013
Derivative instruments:
Interest rate swaps	Other non-interest income	$4,309	$1,674	$1,140
Interest rate caps	Other non-interest income	32	33	—
Credit risk participation agreements	Other non-interest income	57	122	234
Foreign exchange contracts:	Other non-interest income	253	(263)	81
Mortgage loan commitments	Loan fees and sales	263	—	—
Mortgage loan forward sale contracts	Loan fees and sales	—	—	—
Forward TBA contracts	Loan fees and sales	82	—	—
Total		$4,996	$1,566	$1,455

The following table shows the extent to which assets and liabilities relating to derivative instruments have been offset in the consolidated balance sheets. It also provides information about these instruments which are subject to an enforceable master netting arrangement, irrespective of whether they are offset, and the extent to which the instruments could potentially be offset. Also shown is collateral received or pledged in the form of other financial instruments, which is generally cash or marketable securities. The collateral amounts in this table are limited to the outstanding balance of the related asset or liability (after netting is applied); thus amounts of excess collateral are not shown. Most of the derivatives in the following table were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default.

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At December 31, 2015, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $11.9 million, and had posted securities with a fair value of $2.4 million and cash totaling $17.9 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
December 31, 2015
Assets:
Derivatives subject to master netting agreements	$12,071	$—	$12,071	$(94)	$—	$11,977
Derivatives not subject to master netting agreements	700	—	700
Total derivatives	12,771	—	12,771
Liabilities:
Derivatives subject to master netting agreements	12,299	—	12,299	(94)	(10,927)	1,278
Derivatives not subject to master netting agreements	430	—	430
Total derivatives	12,729	—	12,729
December 31, 2014
Assets:
Derivatives subject to master netting agreements	$10,209	$—	$10,209	$(251)	$—	$9,958
Derivatives not subject to master netting agreements	248	—	248
Total derivatives	10,457	—	10,457
Liabilities:
Derivatives subject to master netting agreements	10,454	—	10,454	(251)	(8,738)	1,465
Derivatives not subject to master netting agreements	494	—	494
Total derivatives	10,948	—	10,948

19. Resale and Repurchase Agreements
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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, having met the accounting requirements for this treatment. The collateral swaps totaled $550.0 million at December 31, 2015 compared to $450.0 million at December 31, 2014. At December 31, 2015, the Company had posted collateral of $565.8 million in marketable securities, consisting mainly of agency mortgage-backed bonds and treasuries, and had accepted $629.6 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
December 31, 2015
Total resale agreements, subject to master netting arrangements	$1,425,000	$(550,000)	$875,000	$—	$(875,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,956,582	(550,000)	1,406,582	—	(1,406,582)	—
December 31, 2014
Total resale agreements, subject to master netting arrangements	$1,500,000	$(450,000)	$1,050,000	$—	$(1,049,370)	$630
Total repurchase agreements, subject to master netting arrangements	2,308,678	(450,000)	1,858,678	—	(1,858,678)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at December 31, 2015, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
December 31, 2015
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$210,346	$—	$300,000	$510,346
Government-sponsored enterprise obligations	356,970	—	24,096	381,066
Agency mortgage-backed securities	579,974	2,292	225,904	808,170
Asset-backed securities	212,000	45,000	—	257,000
Total repurchase agreements, gross amount recognized	$1,359,290	$47,292	$550,000	$1,956,582

20. Commitments, Contingencies and Guarantees
The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $6.8 million, $6.7 million and $6.5 million in 2015, 2014 and 2013, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
Year Ended December 31	Real Property	Equipment	Total
2016	$5,586	$47	$5,633
2017	4,912	20	4,932
2018	3,931	11	3,942
2019	2,761	—	2,761
2020	1,844	—	1,844
After	13,023	—	13,023
Total minimum lease payments			$32,135

All leases expire prior to 2052. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2016.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2015	2014
Commitments to extend credit:
Credit card	$4,705,715	$3,517,639
Other	5,249,368	4,922,748
Standby letters of credit, net of participations	311,844	324,817
Commercial letters of credit	4,935	7,519

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

At December 31, 2015, the Company had recorded a liability in the amount of $2.8 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be accreted into income over the remaining life of the respective commitments. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $311.8 million at December 31, 2015.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2015, purchases and sales of tax credits amounted to $39.3 million and $21.7 million, respectively. At December 31, 2015, the Company had outstanding purchase commitments totaling $67.4 million that it expects to fund in 2016.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2015, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At December 31, 2015, the fair value of the Company's guarantee liability RPAs was $195 thousand, and the notional amount of the underlying swaps was $58.5 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

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

The Company has various other lawsuits pending at December 31, 2015, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

21. Related Parties
The Company’s Chief Executive Officer, its Vice Chairman, and its President are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 71% of the outstanding stock of Tower. At December 31, 2015, Tower owned 245,485 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. These payments, with the exception of dividend payments, relate to property management services, including construction oversight, on four Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2015	2014	2013
Leasing agent fees	$66	$502	$50
Operation of parking garages	75	86	84
Building management fees	1,850	1,824	1,799
Property construction management fees	322	335	114
Dividends paid on Company stock held by Tower	210	200	191
Total	$2,523	$2,947	$2,238

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. The line of credit is collateralized by Company stock and based on collateral value had a maximum borrowing amount of approximately $8.0 million at December 31, 2015. The maximum borrowings outstanding under this line during 2015 were $1.3 million, and there was no balance outstanding at December 31, 2015. The maximum borrowings outstanding during 2014 and 2013 were $3.0 million and $2.0 million, and there was $1.3 million balance outstanding at December 31, 2014. There was no balance outstanding at December 31, 2013. Interest paid on these borrowings during the last three years was not significant. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2015, 2014 or 2013, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2015, 2014 and 2013.

Tower leases office space in the Kansas City bank headquarters building owned by the Company. Rent paid to the Company totaled $69 thousand in both 2015 and 2014 and $67 thousand in 2013, at $15.42, $15.17 and $14.92 per square foot, respectively.

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

As discussed in Note 20 on Commitments, Contingencies, and Guarantees, the Company regularly purchases various state tax credits arising from third-party property redevelopment and resells the credits to third parties.  During 2015, the Company sold state tax credits to its Chief Executive Officer, his father (a former Chief Executive Officer), its Vice Chairman, and its President, in the amount of $478 thousand, $40 thousand, $372 thousand, and $65 thousand, respectively, for personal tax planning. During 2014, the Company sold state tax credits to its Chief Executive Officer, its Vice Chairman, and its President, in the amount of $396 thousand, $155 thousand, and $60 thousand, respectively. During 2013, the Company's Chief Executive Officer, his father, its Vice Chairman, and a member of its Board of Directors purchased state tax credits of $846 thousand, $282 thousand, $456 thousand, and $200 thousand, respectively. The terms of the sales and the amounts paid were the same as the terms and amounts paid for similar tax credits by persons not related to the Company.

22. Parent Company Condensed Financial Statements
Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2015	2014
Assets
Investment in consolidated subsidiaries:
Banks	$2,147,284	$2,069,369
Non-banks	50,223	45,600
Cash	53	56
Securities purchased under agreements to resell	104,440	161,650
Investment securities:
Available for sale	52,076	52,118
Non-marketable	1,787	1,787
Advances to subsidiaries, net of borrowings	18,560	19,731
Income tax benefits	8,444	3,848
Other assets	17,246	16,551
Total assets	$2,400,113	$2,370,710
Liabilities and stockholders’ equity
Pension obligation	$18,237	$20,653
Other liabilities	19,886	19,864
Total liabilities	38,123	40,517
Stockholders’ equity	2,361,990	2,330,193
Total liabilities and stockholders’ equity	$2,400,113	$2,370,710

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2015	2014	2013
Income
Dividends received from consolidated subsidiaries:
Banks	$160,001	$200,001	$200,001
Non-banks	—	34,000	390
Earnings of consolidated subsidiaries, net of dividends	106,636	32,493	62,815
Interest and dividends on investment securities	2,272	2,501	4,029
Management fees charged subsidiaries	25,713	25,806	20,701
Investment securities gains	—	204	1,294
Other	1,422	2,176	2,958
Total income	296,044	297,181	292,188
Expense
Salaries and employee benefits	22,167	26,030	20,433
Professional fees	1,833	2,363	3,538
Data processing fees paid to affiliates	3,186	3,030	2,775
Other	9,265	10,578	10,236
Total expense	36,451	42,001	36,982
Income tax benefit	(4,137)	(6,574)	(5,755)
Net income	$263,730	$261,754	$260,961

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2015	2014	2013
Operating Activities
Net income	$263,730	$261,754	$260,961
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(106,636)	(32,493)	(62,815)
Other adjustments, net	(3,284)	5,412	(139)
Net cash provided by operating activities	153,810	234,673	198,007
Investing Activities
(Increase) decrease in securities purchased under agreements to resell	57,210	(19,000)	(74,975)
(Increase) decrease in investment in subsidiaries, net	(6)	357	151
Proceeds from sales of investment securities	—	157	866
Proceeds from maturities/pay downs of investment securities	3,516	5,852	13,644
Purchases of investment securities	(2,500)	—	—
(Increase) decrease in advances to subsidiaries, net	1,171	(17,959)	3,732
Net purchases of building improvements and equipment	(113)	(98)	(402)
Net cash provided by (used in) investing activities	59,278	(30,691)	(56,984)
Financing Activities
Proceeds from issuance of preferred stock	—	144,784	—
Purchases of treasury stock	(23,176)	(70,974)	(69,353)
Accelerated share repurchase agreements	(100,000)	(200,000)	—
Issuance of stock under equity compensation plans	1,914	8,652	9,426
Excess tax benefit related to equity compensation plans	2,132	1,850	1,003
Cash dividends paid on common stock	(84,961)	(84,241)	(82,104)
Cash dividends paid on preferred stock	(9,000)	(4,050)	—
Net cash used in financing activities	(213,091)	(203,979)	(141,028)
Increase (decrease) in cash	(3)	3	(5)
Cash at beginning of year	56	53	58
Cash at end of year	$53	$56	$53
Income tax payments (receipts), net	$1,278	$(8,209)	$(6,933)

Dividends paid by the Parent to its shareholders were substantially provided from Bank dividends. The Bank may distribute common dividends without prior regulatory approval, provided that the dividends do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Parent charges fees to its subsidiaries for management services provided, which are allocated to the subsidiaries based primarily on total average assets. The Parent makes cash advances to its private equity subsidiaries for general short-term cash flow purposes. Advances may be made to the Parent by its subsidiary bank holding company for temporary investment of idle funds. Interest on such advances is based on market rates.

For the past several years, the Parent has maintained a $20.0 million line of credit for general corporate purposes with the Bank. The line of credit is secured by investment securities. The Parent has not borrowed under this line during the past three years.

At December 31, 2015, the fair value of available for sale investment securities held by the Parent consisted of investments of $40.9 million in common and preferred stock and $11.1 million in non-agency mortgage-backed securities. The Parent’s unrealized net gain in fair value on its investments was $36.0 million at December 31, 2015. The corresponding net of tax unrealized gain included in stockholders’ equity was $22.3 million. Also included in stockholders’ equity was an unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $30.7 million at December 31, 2015.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

We have audited Commerce Bancshares, Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Commerce Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
February 24, 2016

Item 9b.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers is included at the end of Part I of this Form 10-K under the caption “Executive Officers of the Registrant” and under the captions “Proposal One - Election of the 2019 Class of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, “Committees of the Board - Audit Committee and Committee on Governance/Directors” in the definitive proxy statement, which is incorporated herein by reference.

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
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Election of the 2019 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under the captions “Pre-approval of Services by the External Auditor” and “Fees Paid to KPMG LLP” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:
		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	56
	Consolidated Statements of Income	57
	Consolidated Statements of Comprehensive Income	58
	Consolidated Statements of Cash Flows	59
	Consolidated Statements of Changes in Equity	60
	Notes to Consolidated Financial Statements	61
	Summary of Quarterly Statements of Income	53
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of February 2016.

COMMERCE BANCSHARES, INC.

By:	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2016.

By:	/s/ CHARLES G. KIM
Charles G. Kim
Chief Financial Officer

By:	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

David W. Kemper
(Chief Executive Officer)
Terry D. Bassham
John R. Capps
Earl H. Devanny, III
W. Thomas Grant, II
John W. Kemper	A majority of the Board of Directors*
Jonathan M. Kemper
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

(c) Commerce Executive Retirement Plan amended and restated as of January 28, 2011 was filed in annual report on Form 10-K (Commission file number 0-2989) dated February 25, 2011, and the same is hereby incorporated by reference.

(d)(1) 2009 Form of Severance Agreement between Commerce Bancshares, Inc. and the persons listed at the end of such agreement was filed in annual report on Form 10-K (Commission file number 0-2989) dated February 24, 2015, and the same is hereby incorporated by reference.

(d)(2) 2015 Form of Severance Agreement between Commerce Bancshares, Inc. and the persons listed at the end of such agreement was filed in annual report on Form 10-K (Commission file number 0-2989) dated February 24, 2015, and the same is hereby incorporated by reference.

(e) Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 8, 2001, and the same is hereby incorporated by reference.

(f) Commerce Bancshares, Inc. 2016 Compensatory Arrangements with CEO and Named Executive Officers were filed in current report on Form 8-K (Commission file number 0-2989) dated February 2, 2016, and the same is hereby incorporated by reference.

(g) Commerce Bancshares, Inc. 2005 Equity Incentive Plan amended and restated as of April 17, 2013 was filed in current report on Form 8-K (Commission file number 0-2989) dated April 23, 2013, and the same is hereby incorporated by reference.

(h) Commerce Bancshares, Inc. Stock Appreciation Rights Agreement and Commerce Bancshares, Inc. Restricted Stock Award Agreement, pursuant to the 2005 Equity Incentive Plan, were filed in current report on Form 8-K (Commission file number 0-2989) dated February 23, 2006, and the same are hereby incorporated by reference.

(i) Commerce Bancshares, Inc. Stock Appreciation Rights Agreement and Commerce Bancshares, Inc. Restricted Stock Award Agreements, pursuant to the 2005 Equity Incentive Plan, were filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 6, 2013, and the same are hereby incorporated by reference.

(j) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

E-1

(k) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Employees other than Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

(l) Form of Notice of Grant of Award and Award Agreement for Stock Appreciation Rights, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

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