Form 10-Q
period 2016-03-31
COMMERCE BANCSHARES INC /MO/
filed 2016-05-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended March 31, 2016

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
Yes ☐     No ☑
As of April 29, 2016, the registrant had outstanding 96,547,944 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
ASSETS
Loans	$12,697,870	$12,436,692
Allowance for loan losses	(152,132)	(151,532)
Net loans	12,545,738	12,285,160
Loans held for sale (including $4,505,000 of residential mortgage loans carried at fair value at March 31, 2016 and $4,981,000 at December 31, 2015)	60,078	7,607
Investment securities:
Available for sale ($581,035,000 pledged at March 31, 2016 and $568,257,000 at
December 31, 2015 to secure swap and repurchase agreements)	9,552,179	9,777,004
Trading	23,130	11,890
Non-marketable	117,259	112,786
Total investment securities	9,692,568	9,901,680
Federal funds sold and short-term securities purchased under agreements to resell	9,075	14,505
Long-term securities purchased under agreements to resell	825,000	875,000
Interest earning deposits with banks	171,651	23,803
Cash and due from banks	375,481	464,411
Land, buildings and equipment, net	350,423	352,581
Goodwill	138,921	138,921
Other intangible assets, net	6,539	6,669
Other assets	331,478	534,625
Total assets	$24,506,952	$24,604,962
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$7,065,066	$7,146,398
Savings, interest checking and money market	11,205,357	10,834,746
Time open and C.D.'s of less than $100,000	766,810	785,191
Time open and C.D.'s of $100,000 and over	1,649,076	1,212,518
Total deposits	20,686,309	19,978,853
Federal funds purchased and securities sold under agreements to repurchase	957,388	1,963,552
Other borrowings	103,806	103,818
Other liabilities	312,167	191,321
Total liabilities	22,059,670	22,237,544
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 97,972,433 shares	489,862	489,862
Capital surplus	1,332,429	1,337,677
Retained earnings	424,677	383,313
Treasury stock of 1,267,747 shares at March 31, 2016
and 603,003 shares at December 31, 2015, at cost	(52,653)	(26,116)
Accumulated other comprehensive income	102,929	32,470
Total Commerce Bancshares, Inc. stockholders' equity	2,442,028	2,361,990
Non-controlling interest	5,254	5,428
Total equity	2,447,282	2,367,418
Total liabilities and equity	$24,506,952	$24,604,962
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2016	2015
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$119,333	$111,286
Interest and fees on loans held for sale	135	21
Interest on investment securities	48,891	38,436
Interest on federal funds sold and short-term securities purchased under
agreements to resell	24	9
Interest on long-term securities purchased under agreements to resell	3,475	3,051
Interest on deposits with banks	270	179
Total interest income	172,128	152,982
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,484	3,308
Time open and C.D.'s of less than $100,000	742	880
Time open and C.D.'s of $100,000 and over	1,986	1,410
Interest on federal funds purchased and securities sold under
agreements to repurchase	888	367
Interest on other borrowings	1,253	879
Total interest expense	8,353	6,844
Net interest income	163,775	146,138
Provision for loan losses	9,439	4,420
Net interest income after provision for loan losses	154,336	141,718
NON-INTEREST INCOME
Bank card transaction fees	44,470	42,299
Trust fees	30,370	29,586
Deposit account charges and other fees	20,691	18,499
Capital market fees	2,725	3,002
Consumer brokerage services	3,509	3,336
Loan fees and sales	2,510	2,089
Other	14,749	7,763
Total non-interest income	119,024	106,574
INVESTMENT SECURITIES GAINS (LOSSES), NET	(995)	6,035
NON-INTEREST EXPENSE
Salaries and employee benefits	106,859	98,074
Net occupancy	11,303	11,561
Equipment	4,634	4,703
Supplies and communication	6,829	5,581
Data processing and software	22,899	19,506
Marketing	3,813	3,918
Deposit insurance	3,165	3,001
Other	17,971	17,501
Total non-interest expense	177,473	163,845
Income before income taxes	94,892	90,482
Less income taxes	29,370	28,468
Net income	65,522	62,014
Less non-controlling interest expense	148	959
Net income attributable to Commerce Bancshares, Inc.	65,374	61,055
Less preferred stock dividends	2,250	2,250
Net income available to common shareholders	$63,124	$58,805
Net income per common share — basic	$.65	$.58
Net income per common share — diluted	$.65	$.58
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2016	2015
	(Unaudited)
Net income	$65,522	$62,014
Other comprehensive income (loss):
Net unrealized losses on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(398)	(128)
Net unrealized gains on other securities	70,495	29,346
Pension loss amortization	362	406
Other comprehensive income	70,459	29,624
Comprehensive income	135,981	91,638
Less non-controlling interest expense	148	959
Comprehensive income attributable to Commerce Bancshares, Inc.	$135,833	$90,679
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2016	$144,784	$489,862	$1,337,677	$383,313	$(26,116)	$32,470	$5,428	$2,367,418
Net income				65,374			148	65,522
Other comprehensive income						70,459		70,459
Distributions to non-controlling interest							(322)	(322)
Purchases of treasury stock					(36,432)			(36,432)
Issuance of stock under purchase and equity compensation plans			(9,895)		9,895			—
Excess tax benefit related to equity compensation plans			1,236					1,236
Stock-based compensation			3,411					3,411
Cash dividends on common stock ($.225 per share)				(21,760)				(21,760)
Cash dividends on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2016	$144,784	$489,862	$1,332,429	$424,677	$(52,653)	$102,929	$5,254	$2,447,282
Balance January 1, 2015	$144,784	$484,155	$1,229,075	$426,648	$(16,562)	$62,093	$4,053	$2,334,246
Net income				61,055			959	62,014
Other comprehensive income						29,624		29,624
Distributions to non-controlling interest							(219)	(219)
Purchases of treasury stock					(1,718)			(1,718)
Issuance of stock under purchase and equity compensation plans			(9,547)		11,412			1,865
Excess tax benefit related to equity compensation plans			857					857
Stock-based compensation			2,740					2,740
Cash dividends on common stock ($.214 per share)				(21,752)				(21,752)
Cash dividends on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2015	$144,784	$484,155	$1,223,125	$463,701	$(6,868)	$91,717	$4,793	$2,405,407
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2016	2015
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$65,522	$62,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,439	4,420
Provision for depreciation and amortization	10,146	10,694
Amortization of investment security premiums, net	11,188	15,099
Investment securities (gains) losses, net (A)	995	(6,035)
Net gains on sales of loans held for sale	(969)	(467)
Originations of loans held for sale	(24,009)	(17,806)
Proceeds from sales of loans held for sale	22,666	15,575
Net (increase) decrease in trading securities, excluding unsettled transactions	76,143	(4,361)
Stock-based compensation	3,411	2,740
Increase in interest receivable	(473)	(788)
Increase in interest payable	280	27
Increase in income taxes payable	26,133	24,904
Excess tax benefit related to equity compensation plans	(1,236)	(857)
Other changes, net	(3,352)	(9,642)
Net cash provided by operating activities	195,884	95,517
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	94	185,732
Proceeds from maturities/pay downs of investment securities (A)	542,059	609,144
Purchases of investment securities (A)	(180,774)	(1,125,969)
Net increase in loans	(320,987)	(260,799)
Repayments of long-term securities purchased under agreements to resell	50,000	—
Purchases of land, buildings and equipment	(7,389)	(8,575)
Sales of land, buildings and equipment	520	3
Net cash provided by (used in) investing activities	83,523	(600,464)
FINANCING ACTIVITIES:
Net increase in non-interest bearing, savings, interest checking and money market deposits	421,286	218,837
Net increase in time open and C.D.'s	418,177	12,921
Net decrease in federal funds purchased and short-term securities sold under agreements to repurchase	(1,006,164)	(252,055)
Repayment of other long-term borrowings	(12)	(204)
Purchases of treasury stock	(36,432)	(1,718)
Issuance of stock under equity compensation plans	—	1,865
Excess tax benefit related to equity compensation plans	1,236	857
Cash dividends paid on common stock	(21,760)	(21,752)
Cash dividends paid on preferred stock	(2,250)	(2,250)
Net cash used in financing activities	(225,919)	(43,499)
Increase (decrease) in cash and cash equivalents	53,488	(548,446)
Cash and cash equivalents at beginning of year	502,719	1,100,717
Cash and cash equivalents at March 31	$556,207	$552,271
(A) Available for sale and non-marketable securities
Income tax payments, net	$2,658	$2,953
Interest paid on deposits and borrowings	$8,073	$6,817
Loans transferred to foreclosed real estate	$471	$482
Loans transferred from held for investment to held for sale	$50,360	$—
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2015 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at March 31, 2016 and December 31, 2015 are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Commercial:
Business	$4,575,081	$4,397,893
Real estate – construction and land	745,369	624,070
Real estate – business	2,395,933	2,355,544
Personal Banking:
Real estate – personal	1,903,969	1,915,953
Consumer	1,904,320	1,924,365
Revolving home equity	423,005	432,981
Consumer credit card	744,364	779,744
Overdrafts	5,829	6,142
Total loans	$12,697,870	$12,436,692

At March 31, 2016, loans of $3.7 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.5 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three months ended March 31, 2016 and 2015, respectively, follows:

	For the Three Months Ended March 31
(In thousands)	Commercial	Personal Banking	Total
Balance January 1	$82,086	$69,446	$151,532
Provision	4,151	5,288	9,439
Deductions:
Loans charged off	1,513	11,777	13,290
Less recoveries on loans	1,303	3,148	4,451
Net loan charge-offs (recoveries)	210	8,629	8,839
Balance March 31, 2016	$86,027	$66,105	$152,132
Balance January 1	$89,622	$66,910	$156,532
Provision	(1,752)	6,172	4,420
Deductions:
Loans charged off	724	11,576	12,300
Less recoveries on loans	1,760	3,120	4,880
Net loan charge-offs (recoveries)	(1,036)	8,456	7,420
Balance March 31, 2015	$88,906	$64,626	$153,532

The following table shows the balance in the allowance for loan losses and the related loan balance at March 31, 2016 and December 31, 2015, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
March 31, 2016
Commercial	$2,963	$58,199	$83,064	$7,658,184
Personal Banking	1,385	22,188	64,720	4,959,299
Total	$4,348	$80,387	$147,784	$12,617,483
December 31, 2015
Commercial	$1,927	$43,027	$80,159	$7,334,480
Personal Banking	1,557	22,287	67,889	5,036,898
Total	$3,484	$65,314	$148,048	$12,371,378

Impaired loans
The table below shows the Company’s investment in impaired loans at March 31, 2016 and December 31, 2015. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 13.

(In thousands)	Mar. 31, 2016	Dec. 31, 2015
Non-accrual loans	$29,367	$26,575
Restructured loans (accruing)	51,020	38,739
Total impaired loans	$80,387	$65,314

The following table provides additional information about impaired loans held by the Company at March 31, 2016 and December 31, 2015, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2016
With no related allowance recorded:
Business	$10,381	$12,874	$—
Real estate – construction and land	2,335	3,307	—
Real estate – business	3,593	4,739	—
Real estate – personal	362	373	—
	$16,671	$21,293	$—
With an allowance recorded:
Business	$34,821	$36,845	$2,328
Real estate – construction and land	546	6,962	67
Real estate – business	6,523	8,773	568
Real estate – personal	7,377	10,291	656
Consumer	5,945	5,945	119
Revolving home equity	541	592	31
Consumer credit card	7,963	7,963	579
	$63,716	$77,371	$4,348
Total	$80,387	$98,664	$4,348
December 31, 2015
With no related allowance recorded:
Business	$9,330	$11,777	$—
Real estate – construction and land	2,961	8,956	—
Real estate – business	4,793	6,264	—
Real estate – personal	373	373	—
	$17,457	$27,370	$—
With an allowance recorded:
Business	$18,227	$20,031	$1,119
Real estate – construction and land	1,227	2,804	63
Real estate – business	6,489	9,008	745
Real estate – personal	7,667	10,530	831
Consumer	5,599	5,599	63
Revolving home equity	704	852	67
Consumer credit card	7,944	7,944	596
	$47,857	$56,768	$3,484
Total	$65,314	$84,138	$3,484

Total average impaired loans for the three month periods ended March 31, 2016 and 2015, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended March 31, 2016
Non-accrual loans	$21,004	$4,623	$25,627
Restructured loans (accruing)	27,179	17,701	44,880
Total	$48,183	$22,324	$70,507
For the three months ended March 31, 2015
Non-accrual loans	$31,281	$6,258	$37,539
Restructured loans (accruing)	22,280	19,386	41,666
Total	$53,561	$25,644	$79,205

The table below shows interest income recognized during the three month periods ended March 31, 2016 and 2015, respectively, for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 13.

	For the Three Months Ended March 31
(In thousands)	2016	2015
Interest income recognized on impaired loans:
Business	$274	$135
Real estate – construction and land	2	80
Real estate – business	36	15
Real estate – personal	46	53
Consumer	90	52
Revolving home equity	5	4
Consumer credit card	146	174
Total	$599	$513

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2016 and December 31, 2015.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2016
Commercial:
Business	$4,551,468	$6,806	$709	$16,098	$4,575,081
Real estate – construction and land	734,547	8,112	—	2,710	745,369
Real estate – business	2,379,738	9,961	—	6,234	2,395,933
Personal Banking:
Real estate – personal	1,890,775	6,477	2,512	4,205	1,903,969
Consumer	1,884,817	16,726	2,777	—	1,904,320
Revolving home equity	419,114	2,147	1,624	120	423,005
Consumer credit card	728,741	7,885	7,738	—	744,364
Overdrafts	5,593	236	—	—	5,829
Total	$12,594,793	$58,350	$15,360	$29,367	$12,697,870
December 31, 2015
Commercial:
Business	$4,384,149	$2,306	$564	$10,874	$4,397,893
Real estate – construction and land	617,838	3,142	—	3,090	624,070
Real estate – business	2,340,919	6,762	—	7,863	2,355,544
Personal Banking:
Real estate – personal	1,901,330	7,117	3,081	4,425	1,915,953
Consumer	1,903,389	18,273	2,703	—	1,924,365
Revolving home equity	427,998	2,641	2,019	323	432,981
Consumer credit card	762,750	8,894	8,100	—	779,744
Overdrafts	5,834	308	—	—	6,142
Total	$12,344,207	$49,443	$16,467	$26,575	$12,436,692

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
March 31, 2016
Pass	$4,435,061	$733,542	$2,318,735	$7,487,338
Special mention	64,964	8,026	20,180	93,170
Substandard	58,958	1,091	50,784	110,833
Non-accrual	16,098	2,710	6,234	25,042
Total	$4,575,081	$745,369	$2,395,933	$7,716,383
December 31, 2015
Pass	$4,278,857	$618,788	$2,281,565	$7,179,210
Special mention	49,302	1,033	15,009	65,344
Substandard	58,860	1,159	51,107	111,126
Non-accrual	10,874	3,090	7,863	21,827
Total	$4,397,893	$624,070	$2,355,544	$7,377,507

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At March 31, 2016, these were comprised of $250.2 million in personal real estate loans, or 5.0% of the Personal Banking portfolio, compared to $257.8 million at December 31, 2015. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2016 and December 31, 2015 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2016
FICO score:
Under 600	1.4%	4.6%	1.4%	4.3%
600 - 659	2.8	9.2	3.9	12.5
660 - 719	9.8	22.1	15.1	32.7
720 - 779	24.7	26.5	27.1	27.9
780 and over	61.3	37.6	52.5	22.6
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2015
FICO score:
Under 600	1.5%	4.5%	1.5%	3.9%
600 - 659	3.0	9.7	3.9	12.0
660 - 719	9.1	21.8	13.6	31.7
720 - 779	25.0	26.4	28.4	27.9
780 and over	61.4	37.6	52.6	24.5
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $66.4 million at March 31, 2016. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $15.4 million at March 31, 2016. Other performing restructured loans totaled $51.0 million at March 31, 2016. These include certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result the loans were classified as troubled debt restructurings. These commercial loans totaled $33.9 million at March 31, 2016. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $8.0 million at March 31, 2016. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At March 31, 2016, these loans totaled $8.8 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at March 31, 2016, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2016	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$39,577	$—
Real estate - construction and land	2,849	81
Real estate - business	4,587	—
Personal Banking:
Real estate - personal	4,995	370
Consumer	5,969	465
Revolving home equity	431	63
Consumer credit card	7,963	547
Total restructured loans	$66,371	$1,526

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $927 thousand on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $12.6 million at March 31, 2016 to lend additional funds to borrowers with restructured loans.

Loans held for sale
Beginning January 1, 2015, certain long-term fixed rate personal real estate loan originations have been designated as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. At March 31, 2016, the fair value of these loans was $4.5 million, and the unpaid principal balance was $4.3 million.

Beginning in the third quarter of 2015, the Company has designated certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans at various times while the student is attending school or shortly after graduation. At March 31, 2016, the balance of these loans was $5.2 million. These loans are carried at lower of cost or fair value.

In March 2016, the Company designated certain loans secured by automobiles, totaling $50.4 million, as held for sale. The loans are being marketed to other financial institutions such as regional banks and credit unions, and the amount expected to be sold approximates nearly 5% of the total auto loan portfolio. The group of loans held for sale are representative of the overall auto loan portfolio. These loans are carried at lower of cost or fair value.

At March 31, 2016, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing. Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan's contractual interest rate. Gains and losses in fair value resulting from the application of the fair value option, or lower of cost or fair value accounting, are recognized in loan fees and sales in the consolidated statements of income.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $2.0 million and $2.8 million at March 31, 2016 and December 31, 2015, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.6 million and $3.3 million at March 31, 2016 and December 31, 2015, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities

Investment securities, at fair value, consisted of the following at March 31, 2016 and December 31, 2015.

(In thousands)	Mar. 31, 2016	Dec. 31, 2015
Available for sale	$9,552,179	$9,777,004
Trading	23,130	11,890
Non-marketable	117,259	112,786
Total investment securities	$9,692,568	$9,901,680

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. The available for sale and the trading portfolios are carried at fair value. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $46.9 million at March 31, 2016 and $46.8 million at December 31, 2015. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $70.0 million at March 31, 2016 and $65.6 million at December 31, 2015. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2016 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$58,866	$60,127
After 1 but within 5 years	498,613	514,076
After 5 but within 10 years	104,754	108,327
After 10 years	35,444	32,780
Total U.S. government and federal agency obligations	697,677	715,310
Government-sponsored enterprise obligations:
Within 1 year	10,680	10,754
After 1 but within 5 years	572,163	579,157
After 5 but within 10 years	125,012	126,156
After 10 years	5,630	5,591
Total government-sponsored enterprise obligations	713,485	721,658
State and municipal obligations:
Within 1 year	99,478	99,618
After 1 but within 5 years	680,866	698,660
After 5 but within 10 years	916,693	948,352
After 10 years	64,768	66,161
Total state and municipal obligations	1,761,805	1,812,791
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,538,407	2,611,384
Non-agency mortgage-backed securities	852,059	863,158
Asset-backed securities	2,445,528	2,440,055
Total mortgage and asset-backed securities	5,835,994	5,914,597
Other debt securities:
Within 1 year	9,327	9,341
After 1 but within 5 years	94,819	95,938
After 5 but within 10 years	222,744	227,750
After 10 years	12,000	11,748
Total other debt securities	338,890	344,777
Equity securities	5,678	43,046
Total available for sale investment securities	$9,353,529	$9,552,179

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $397.4 million, at fair value, at March 31, 2016. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in equity securities is common and preferred stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $43.0 million at March 31, 2016.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. government and federal agency obligations	$697,677	$20,297	$(2,664)	$715,310
Government-sponsored enterprise obligations	713,485	8,353	(180)	721,658
State and municipal obligations	1,761,805	52,229	(1,243)	1,812,791
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,538,407	73,025	(48)	2,611,384
Non-agency mortgage-backed securities	852,059	12,341	(1,242)	863,158
Asset-backed securities	2,445,528	7,493	(12,966)	2,440,055
Total mortgage and asset-backed securities	5,835,994	92,859	(14,256)	5,914,597
Other debt securities	338,890	6,673	(786)	344,777
Equity securities	5,678	37,368	—	43,046
Total	$9,353,529	$217,779	$(19,129)	$9,552,179
December 31, 2015
U.S. government and federal agency obligations	$729,846	$5,051	$(7,821)	$727,076
Government-sponsored enterprise obligations	794,912	2,657	(4,546)	793,023
State and municipal obligations	1,706,635	37,061	(1,739)	1,741,957
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,579,031	47,856	(8,606)	2,618,281
Non-agency mortgage-backed securities	879,186	8,596	(7,819)	879,963
Asset-backed securities	2,660,201	1,287	(17,107)	2,644,381
Total mortgage and asset-backed securities	6,118,418	57,739	(33,532)	6,142,625
Other debt securities	335,925	377	(4,982)	331,320
Equity securities	5,678	35,325	—	41,003
Total	$9,691,414	$138,210	$(52,620)	$9,777,004

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2016, the fair value of securities on this watch list was $85.9 million compared to $95.8 million at December 31, 2015.

As of March 31, 2016, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $39.9 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.2 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at March 31, 2016 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	17%	-	53%
Credit support	0%	-	25%
Loss severity	19%	-	68%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Three Months Ended March 31
(In thousands)	2016	2015
Cumulative OTTI credit losses at January 1	$14,129	$13,734
Credit losses on debt securities for which impairment was previously recognized	123	17
Increase in expected cash flows that are recognized over remaining life of security	(18)	(29)
Cumulative OTTI credit losses at March 31	$14,234	$13,722

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
U.S. government and federal agency obligations	$—	$—	$32,780	$2,664	$32,780	$2,664
Government-sponsored enterprise obligations	—	—	15,445	180	15,445	180
State and municipal obligations	31,624	512	10,997	731	42,621	1,243
Mortgage and asset-backed securities:
Agency mortgage-backed securities	33,723	40	2,819	8	36,542	48
Non-agency mortgage-backed securities	155,845	752	66,103	490	221,948	1,242
Asset-backed securities	1,000,464	9,430	172,710	3,536	1,173,174	12,966
Total mortgage and asset-backed securities	1,190,032	10,222	241,632	4,034	1,431,664	14,256
Other debt securities	20,356	276	13,425	510	33,781	786
Total	$1,242,012	$11,010	$314,279	$8,119	$1,556,291	$19,129
December 31, 2015
U.S. government and federal agency obligations	$491,998	$3,098	$31,012	$4,723	$523,010	$7,821
Government-sponsored enterprise obligations	157,830	1,975	110,250	2,571	268,080	4,546
State and municipal obligations	66,998	544	31,120	1,195	98,118	1,739
Mortgage and asset-backed securities:
Agency mortgage-backed securities	530,035	2,989	291,902	5,617	821,937	8,606
Non-agency mortgage-backed securities	653,603	7,059	54,536	760	708,139	7,819
Asset-backed securities	2,207,922	12,492	223,311	4,615	2,431,233	17,107
Total mortgage and asset-backed securities	3,391,560	22,540	569,749	10,992	3,961,309	33,532
Other debt securities	244,452	3,687	25,218	1,295	269,670	4,982
Total	$4,352,838	$31,844	$767,349	$20,776	$5,120,187	$52,620

The total available for sale portfolio consisted of approximately 2,000 individual securities at March 31, 2016. The portfolio included 228 securities, having an aggregate fair value of $1.6 billion, that were in an unrealized loss position at March 31, 2016, compared to 466 securities, with a fair value of $5.1 billion, at December 31, 2015. The total amount of unrealized losses on these securities decreased $33.5 million to $19.1 million at March 31, 2016, largely due to a lower rate environment. At March 31, 2016, the fair value of securities in an unrealized loss position for 12 months or longer totaled $314.3 million, or 3.3% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $1.2 million at March 31, 2016. Of these losses, $1.1 million related to auction rate securities and $171 thousand related to other state and municipal obligations. This portfolio, exclusive of auction rate securities, totaled $1.8 billion at fair value, or 18.8% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and the Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2016	2015
Proceeds from sales of available for sale securities	$—	$185,053
Proceeds from sales of non-marketable securities	94	679
Total proceeds	$94	$185,732
Available for sale:
Gains realized on sales	$—	$2,526
Other-than-temporary impairment recognized on debt securities	(123)	(17)
Non-marketable:
Gains realized on sales	42	226
Fair value adjustments, net	(914)	3,300
Investment securities gains (losses), net	$(995)	$6,035

At March 31, 2016, securities totaling $3.9 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $581.0 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2016				December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(26,574)	$—	$4,696	$31,270	$(26,239)	$—	$5,031
Mortgage servicing rights	4,904	(3,031)	(30)	1,843	4,638	(2,971)	(29)	1,638
Total	$36,174	$(29,605)	$(30)	$6,539	$35,908	$(29,210)	$(29)	$6,669

Aggregate amortization expense on intangible assets was $395 thousand and $473 thousand for the three month periods ended March 31, 2016 and 2015, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2016. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2016	$1,457
2017	1,105
2018	846
2019	700
2020	572

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2016 is as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2016	$138,921	$5,031	$1,638
Originations	—	—	266
Amortization	—	(335)	(60)
Impairment	—	—	(1)
Balance March 31, 2016	$138,921	$4,696	$1,843

Goodwill allocated to the Company’s operating segments at March 31, 2016 and December 31, 2015 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31,

2016, that net liability was $2.7 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $346.6 million at March 31, 2016.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2016, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At March 31, 2016, the fair value of the Company's guarantee liabilities for RPAs was $267 thousand, and the notional amount of the underlying swaps was $58.6 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2016	2015
Service cost - benefits earned during the period	$133	$126
Interest cost on projected benefit obligation	967	1,216
Expected return on plan assets	(1,437)	(1,523)
Amortization of prior service cost	(68)	—
Amortization of unrecognized net loss	651	655
Net periodic pension cost	$246	$474

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first three months of 2016, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2016.

Effective January 1, 2016, the Company changed the method used to estimate the interest cost component of net periodic pension cost for its defined benefit pension plan. Prior to the change, the interest cost component was estimated by utilizing a single weighted average discount rate derived from the yield curve used to measure the projected benefit obligation. Under the new method, the interest cost component is estimated by applying the specific annual spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. This change provides a more precise measurement of the interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The Company accounted for this change prospectively as a change in accounting estimate. The change resulted in a decrease of approximately $900 thousand in the interest cost component of the estimated annual net periodic pension cost for 2016.

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2016	2015
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$65,374	$61,055
Less preferred stock dividends	2,250	2,250
Net income available to common shareholders	63,124	58,805
Less income allocated to nonvested restricted stock	894	796
Net income allocated to common stock	$62,230	$58,009
Weighted average common shares outstanding	95,566	100,053
Basic income per common share	$.65	$.58
Diluted income per common share:
Net income available to common shareholders	$63,124	$58,805
Less income allocated to nonvested restricted stock	893	794
Net income allocated to common stock	$62,231	$58,011
Weighted average common shares outstanding	95,566	100,053
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	216	314
Weighted average diluted common shares outstanding	95,782	100,367
Diluted income per common share	$.65	$.58

Unexercised stock options and stock appreciation rights of 468 thousand and 322 thousand were excluded in the computation of diluted income per common share for the three month periods ended March 31, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.
The Company also has 6,000,000 depositary shares outstanding, representing 6,000 shares of 6.00% Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share, having an aggregate liquidation preference of $150.0 million (“Series B Preferred Stock”). Each depositary share has a liquidation preference of $25.00 per share. Dividends on the Series B Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.00%. The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. In the event that the Company does not declare and pay dividends on the Series B Preferred Stock for the most recent dividend period, the ability of the Company to declare or pay dividends on, purchase, redeem or otherwise acquire shares of its common stock or any securities of the Company that rank junior to the Series B Preferred Stock is subject to certain restrictions under the terms of the Series B Preferred Stock.
* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2015.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2016	$3,316	$49,750	$(20,596)	$32,470
Other comprehensive income (loss) before reclassifications	(765)	113,702	—	112,937
Amounts reclassified from accumulated other comprehensive income	123	—	583	706
Current period other comprehensive income (loss), before tax	(642)	113,702	583	113,643
Income tax (expense) benefit	244	(43,207)	(221)	(43,184)
Current period other comprehensive income (loss), net of tax	(398)	70,495	362	70,459
Balance March 31, 2016	$2,918	$120,245	$(20,234)	$102,929
Balance January 1, 2015	$3,791	$81,310	$(23,008)	$62,093
Other comprehensive income (loss) before reclassifications	(223)	49,859	—	49,636
Amounts reclassified from accumulated other comprehensive income	17	(2,526)	655	(1,854)
Current period other comprehensive income (loss), before tax	(206)	47,333	655	47,782
Income tax (expense) benefit	78	(17,987)	(249)	(18,158)
Current period other comprehensive income (loss), net of tax	(128)	29,346	406	29,624
Balance March 31, 2015	$3,663	$110,656	$(22,602)	$91,717
(1) The pre-tax amounts reclassified from accumulated other comprehensive income are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic pension cost as "amortization of prior service cost" and "amortization of unrecognized net loss" (see Note 6), for inclusion in the consolidated statements of income.

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

The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues among the three segments. Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results. If appropriate, these change are reflected in prior year information presented below.

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2016
Net interest income	$66,570	$75,911	$10,875	$153,356	$10,419	$163,775
Provision for loan losses	(8,725)	19	(106)	(8,812)	(627)	(9,439)
Non-interest income	29,896	51,119	34,402	115,417	3,607	119,024
Investment securities losses, net	—	—	—	—	(995)	(995)
Non-interest expense	(68,976)	(69,757)	(28,540)	(167,273)	(10,200)	(177,473)
Income before income taxes	$18,765	$57,292	$16,631	$92,688	$2,204	$94,892
Three Months Ended March 31, 2015
Net interest income	$65,664	$71,111	$10,742	$147,517	$(1,379)	$146,138
Provision for loan losses	(8,323)	877	7	(7,439)	3,019	(4,420)
Non-interest income	26,612	47,581	33,659	107,852	(1,278)	106,574
Investment securities gains, net	—	—	—	—	6,035	6,035
Non-interest expense	(66,692)	(64,770)	(27,270)	(158,732)	(5,113)	(163,845)
Income before income taxes	$17,261	$54,799	$17,138	$89,198	$1,284	$90,482

The information presented above was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting procedures and methods, which have been developed to reflect the underlying economics of the businesses. The methodologies are applied in connection with funds transfer pricing and assignment of overhead costs among segments. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) by assets and liabilities based on their maturity, prepayment and/or repricing characteristics.

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

(In thousands)	March 31, 2016	December 31, 2015
Interest rate swaps	$1,162,638	$1,020,310
Interest rate caps	64,543	66,118
Credit risk participation agreements	64,085	62,456
Foreign exchange contracts	5,278	15,535
Mortgage loan commitments	20,160	8,605
Mortgage loan forward sale contracts	1,643	642
Forward TBA contracts	22,000	11,000
Total notional amount	$1,340,347	$1,184,666

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

The banking customer counterparties are engaged in a variety of businesses, including real estate and building materials, manufacturing, education, communications, retail product distribution, and retirement communities. At March 31, 2016, the largest potential loss exposures were in the groups related to retirement communities, real estate, and distribution. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $2.9 million (retirement communities), $12.7 million (real estate), and $3.2 million (distribution) at March 31, 2016.

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

In 2015, the Company initiated a program of secondary market sales of residential mortgage loans and has designated certain newly-originated residential mortgage loans as held for sale. Derivative instruments arising from this activity include mortgage loan commitments and forward loan sale commitments. Changes in the fair values of the loan commitments and funded loans prior to sale that are due to changes in interest rates are economically hedged with forward contracts to sell residential mortgage-backed securities in the to-be-announced (TBA) market. These forward TBA contracts are also considered to be derivatives and are settled in cash at the security settlement date.

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

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$26,743	$11,993	$(26,700)	$(11,993)
Interest rate caps	44	73	(44)	(73)
Credit risk participation agreements	1	1	(266)	(195)
Foreign exchange contracts	8	437	(50)	(430)
Mortgage loan commitments	771	263	—	—
Mortgage loan forward sale contracts	1	—	(2)	—
Forward TBA contracts	—	4	(133)	(38)
Total	$27,568	$12,771	$(27,195)	$(12,729)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2016	2015
Derivative instruments:
Interest rate swaps	Other non-interest income	$2,226	$1,183
Credit risk participation agreements	Other non-interest income	(35)	(27)
Foreign exchange contracts	Other non-interest income	(49)	(439)
Mortgage loan commitments	Loan fees and sales	508	408
Mortgage loan forward sale contracts	Loan fees and sales	(1)	(3)
Forward TBA contracts	Loan fees and sales	(329)	(5)
Total		$2,320	$1,117

The following table shows the extent to which assets and liabilities relating to derivative instruments have been offset in the consolidated balance sheets. It also provides information about these instruments which are subject to an enforceable master netting arrangement, irrespective of whether they are offset, and the extent to which the instruments could potentially be offset. Also shown is collateral received or pledged in the form of other financial instruments, which is generally cash or marketable securities. The collateral amounts in this table are limited to the outstanding balances of the related asset or liability (after netting is applied); thus amounts of excess collateral are not shown. Most of the derivatives in the following table were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default.

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At March 31, 2016, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $26.7 million, and had posted securities with a fair value of $5.1 million and cash totaling $26.6 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
March 31, 2016
Assets:
Derivatives subject to master netting agreements	$26,788	$—	$26,788	$(44)	$—	$26,744
Derivatives not subject to master netting agreements	780	—	780
Total derivatives	27,568	—	27,568
Liabilities:
Derivatives subject to master netting agreements	$27,143	$—	$27,143	$(44)	$(25,633)	$1,466
Derivatives not subject to master netting agreements	52	—	52
Total derivatives	27,195	—	27,195
December 31, 2015
Assets:
Derivatives subject to master netting agreements	$12,071	$—	$12,071	$(94)	$—	$11,977
Derivatives not subject to master netting agreements	700	—	700
Total derivatives	12,771	—	12,771
Liabilities:
Derivatives subject to master netting agreements	$12,299	$—	$12,299	$(94)	$(10,927)	$1,278
Derivatives not subject to master netting agreements	430	—	430
Total derivatives	12,729	—	12,729

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $550.0 million at both March 31, 2016 and December 31, 2015. At March 31, 2016, the Company had posted collateral of $576.0 million in marketable securities, consisting mainly of agency mortgage-backed bonds and treasuries, and had accepted $570.3 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
March 31, 2016
Total resale agreements, subject to master netting arrangements	$1,375,000	$(550,000)	$825,000	$—	$(825,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,503,503	(550,000)	953,503	—	(953,503)	—
December 31, 2015
Total resale agreements, subject to master netting arrangements	$1,425,000	$(550,000)	$875,000	$—	$(875,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,956,582	(550,000)	1,406,582	—	(1,406,582)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2016 and December 31, 2015, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2016
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$253,016	$315	$300,000	$553,331
Government-sponsored enterprise obligations	288,370	24,095	—	312,465
Agency mortgage-backed securities	336,448	28,917	200,000	565,365
Asset-backed securities	7,342	65,000	—	72,342
Total repurchase agreements, gross amount recognized	$885,176	$118,327	$500,000	$1,503,503
December 31, 2015
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$210,346	$—	$300,000	$510,346
Government-sponsored enterprise obligations	356,970	—	24,096	381,066
Agency mortgage-backed securities	579,974	2,292	225,904	808,170
Asset-backed securities	212,000	45,000	—	257,000
Total repurchase agreements, gross amount recognized	$1,359,290	$47,292	$550,000	$1,956,582

12. Stock-Based Compensation

The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.4 million and $2.7 million in the three month periods ended March 31, 2016 and 2015, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2016, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	1,384,417	$34.38
Granted	196,625	41.50
Vested	(215,838)	30.05
Forfeited	(9,647)	37.93
Nonvested at March 31, 2016	1,355,557	$36.08

SARs are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs vest ratably over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs on date of grant. The current year per share average fair value and the model assumptions are shown in the table below.

Weighted per share average fair value at grant date	$7.48
Assumptions:
Dividend yield	2.2%
Volatility	21.2%
Risk-free interest rate	1.8%
Expected term	7.2 years

A summary of SAR activity during the first three months of 2016 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,588,457	$33.74
Granted	250,482	41.32
Forfeited	(4,986)	38.06
Expired	(811)	37.45
Exercised	(208,418)	31.54
Outstanding at March 31, 2016	1,624,724	$35.17	5.4 years	$15,882

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the March 31, 2016 and December 31, 2015 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2016 or the year ended December 31, 2015.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Assets:
Residential mortgage loans held for sale	$4,505	$—	$4,505	$—
Available for sale securities:
U.S. government and federal agency obligations	715,310	715,310	—	—
Government-sponsored enterprise obligations	721,658	—	721,658	—
State and municipal obligations	1,812,791	—	1,795,582	17,209
Agency mortgage-backed securities	2,611,384	—	2,611,384	—
Non-agency mortgage-backed securities	863,158	—	863,158	—
Asset-backed securities	2,440,055	—	2,440,055	—
Other debt securities	344,777	—	344,777	—
Equity securities	43,046	21,217	21,829	—
Trading securities	23,130	—	23,130	—
Private equity investments	67,432	—	—	67,432
Derivatives *	27,568	—	26,796	772
Assets held in trust	9,449	9,449	—	—
Total assets	9,684,263	745,976	8,852,874	85,413
Liabilities:
Derivatives *	27,195	—	26,929	266
Total liabilities	$27,195	$—	$26,929	$266
December 31, 2015
Assets:
Residential mortgage loans held for sale	$4,981	$—	$4,981	$—
Available for sale securities:
U.S. government and federal agency obligations	727,076	727,076	—	—
Government-sponsored enterprise obligations	793,023	—	793,023	—
State and municipal obligations	1,741,957	—	1,724,762	17,195
Agency mortgage-backed securities	2,618,281	—	2,618,281	—
Non-agency mortgage-backed securities	879,963	—	879,963	—
Asset-backed securities	2,644,381	—	2,644,381	—
Other debt securities	331,320	—	331,320	—
Equity securities	41,003	20,263	20,740	—
Trading securities	11,890	—	11,890	—
Private equity investments	63,032	—	—	63,032
Derivatives *	12,771	—	12,507	264
Assets held in trust	9,278	9,278	—	—
Total assets	9,878,956	756,617	9,041,848	80,491
Liabilities:
Derivatives *	12,729	—	12,534	195
Total liabilities	$12,729	$—	$12,534	$195
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
Collateralized mortgage obligations and other asset-backed securities are valued at the tranche level. For each tranche valuation, the process generates predicted cash flows for the tranche, applies a market based (or benchmark) yield/spread for each tranche, and incorporates deal collateral performance and tranche level attributes to determine tranche-specific spreads to adjust the benchmark yield. Tranche cash flows are generated from new deal files and prepayment/

default assumptions. Tranche spreads are based on tranche characteristics such as average life, type, volatility, ratings, underlying collateral and performance, and prevailing market conditions. The appropriate tranche spread is applied to the corresponding benchmark, and the resulting value is used to discount the cash flows to generate an evaluated price.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2016
Balance January 1, 2016	$17,195	$63,032	$69	$80,296
Total gains or losses (realized/unrealized):
Included in earnings	—	(914)	473	(441)
Included in other comprehensive income *	101	—	—	101
Investment securities called	(100)	—	—	(100)
Discount accretion	13	—	—	13
Purchases of private equity investments	—	5,266	—	5,266
Capitalized interest/dividends	—	48	—	48
Sale of risk participation agreement	—	—	(36)	(36)
Balance March 31, 2016	$17,209	$67,432	$506	$85,147
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2016	$—	$(914)	$736	$(178)
For the three months ended March 31, 2015
Balance January 1, 2015	$95,143	$57,581	$(223)	$152,501
Total gains or losses (realized/unrealized):
Included in earnings	—	3,300	381	3,681
Included in other comprehensive income *	(2)	—	—	(2)
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	130	—	—	130
Purchases of private equity investments	—	216	—	216
Capitalized interest/dividends	—	65	—	65
Balance March 31, 2015	$93,271	$61,162	$158	$154,591
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2015	$—	$3,300	$381	$3,681
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2016
Total gains or losses included in earnings	$508	$(35)	$(914)	$(441)
Change in unrealized gains or losses relating to assets still held at March 31, 2016	$771	$(35)	$(914)	$(178)
For the three months ended March 31, 2015
Total gains or losses included in earnings	$408	$(27)	$3,300	$3,681
Change in unrealized gains or losses relating to assets still held at March 31, 2015	$408	$(27)	$3,300	$3,681

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $17.2 million at March 31, 2016, while private equity investments, included in non-marketable securities, totaled $67.4 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	2.9%	-	3.7%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5
Mortgage loan commitments	Discounted cash flow	Probability of funding	61.7%	-	97.0%	82.8%
		Embedded servicing value	.9%	-	1.0%	1.0%

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first three months of 2016 and 2015, and still held as of March 31, 2016 and 2015, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2016 and 2015.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2016
Collateral dependent impaired loans	$4,710	$—	$—	$4,710	$(2,043)
Mortgage servicing rights	1,843	—	—	1,843	(1)
Foreclosed assets	62	—	—	62	(36)

March 31, 2015
Collateral dependent impaired loans	$729	$—	$—	$729	$(398)
Mortgage servicing rights	994	—	—	994	15
Foreclosed assets	23	—	—	23	(25)
Long-lived assets	4,996	—	—	4,996	(1,742)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at March 31, 2016 and 2015 are shown in the table above.

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

The methods and inputs used in the estimation of fair value for the financial instruments in the table below are discussed in the preceding Fair Value Measurements note and in the Fair Value of Financial Instruments note in the Company's 2015 Annual Report on Form 10-K. There have been no significant changes in these methods and inputs since December 31, 2015.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	March 31, 2016		December 31, 2015
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,575,081	$4,626,980	$4,397,893	$4,421,237
Real estate - construction and land	Level 3	745,369	754,959	624,070	633,083
Real estate - business	Level 3	2,395,933	2,442,752	2,355,544	2,387,101
Real estate - personal	Level 3	1,903,969	1,948,143	1,915,953	1,940,863
Consumer	Level 3	1,904,320	1,907,623	1,924,365	1,916,747
Revolving home equity	Level 3	423,005	425,568	432,981	434,607
Consumer credit card	Level 3	744,364	760,353	779,744	793,428
Overdrafts	Level 3	5,829	5,829	6,142	6,142
Loans held for sale	Level 2	60,078	60,092	7,607	7,607
Investment securities:
Available for sale	Level 1	736,527	736,527	747,339	747,339
Available for sale	Level 2	8,798,443	8,798,443	9,012,470	9,012,470
Available for sale	Level 3	17,209	17,209	17,195	17,195
Trading	Level 2	23,130	23,130	11,890	11,890
Non-marketable	Level 3	117,259	117,259	112,786	112,786
Federal funds sold	Level 1	9,075	9,075	14,505	14,505
Securities purchased under agreements to resell	Level 3	825,000	832,942	875,000	879,546
Interest earning deposits with banks	Level 1	171,651	171,651	23,803	23,803
Cash and due from banks	Level 1	375,481	375,481	464,411	464,411
Derivative instruments	Level 2	26,796	26,796	12,507	12,507
Derivative instruments	Level 3	772	772	264	264
Financial Liabilities
Non-interest bearing deposits	Level 1	$7,065,066	$7,065,066	$7,146,398	$7,146,398
Savings, interest checking and money market deposits	Level 1	11,205,357	11,205,357	10,834,746	10,834,746
Time open and certificates of deposit	Level 3	2,415,886	2,414,609	1,997,709	1,993,521
Federal funds purchased	Level 1	3,885	3,885	556,970	556,970
Securities sold under agreements to repurchase	Level 3	953,503	953,589	1,406,582	1,406,670
Other borrowings	Level 3	103,806	108,456	103,818	108,542
Derivative instruments	Level 2	26,929	26,929	12,534	12,534
Derivative instruments	Level 3	266	266	195	195

15. Legal Proceedings
On August 15, 2014, a customer filed a class action complaint against the Bank in the Circuit Court, Jackson County, Missouri.  The case is Cassandra Warren, et al v. Commerce Bank (Case No. 1416-CV19197).  In the case, the customer alleges violation of the Missouri usury statute in connection with the Bank charging overdraft fees in connection with point-of-sale/debit and automated-teller machine cards. The class was certified and consists of Missouri customers of the Bank who may have been similarly affected. The case has been stayed pending the final outcome of a similar case in which a ruling has been made in favor of the bank defendant. The Company believes that the stay will remain in effect until any appeals in the similar case have run their course.  The Company believes the Warren complaint lacks merit and will defend itself vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

The Company has various other legal proceedings pending at March 31, 2016, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2015 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information

This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2015 Annual Report on Form 10-K.

Critical Accounting Policies

The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2015 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2015.

Selected Financial Data

	Three Months Ended March 31
	2016	2015
Per Share Data
Net income per common share — basic	$.65	$.58	*
Net income per common share — diluted	.65	.58	*
Cash dividends on common stock	.225	.214	*
Book value per common share	23.85	22.30	*
Market price	44.95	40.30	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	62.81%	59.71%
Non-interest bearing deposits to total deposits	34.44	34.31
Equity to loans (1)	19.15	20.62
Equity to deposits	12.03	12.31
Equity to total assets	9.84	10.05
Return on total assets	1.07	1.05
Return on common equity	11.20	10.69
(Based on end-of-period data)
Non-interest income to revenue (2)	42.09	42.17
Efficiency ratio (3)	62.62	64.65
Tier I common risk-based capital ratio	11.51	12.10
Tier I risk-based capital ratio	12.32	12.96
Total risk-based capital ratio	13.27	13.98
Tangible common equity to tangible assets ratio (4)	8.84	8.83
Tier I leverage ratio	9.11	9.31

* Restated for the 5% stock dividend distributed in December 2015.
(1) Includes loans held for sale.
(2) Revenue includes net interest income and non-interest income.
(3) The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4) The tangible common equity to tangible assets ratio is a measurement which management believes is a useful indicator of capital adequacy and utilization. It provides a meaningful basis for period to period and company to company comparisons, and also assists regulators, investors and analysts in analyzing the financial position of the Company. Tangible common equity and tangible assets are non-GAAP measures and should not be viewed as substitutes for, or superior to, data prepared in accordance with GAAP.

The following table is a reconciliation of the GAAP financial measures of total equity and total assets to the non-GAAP measures of total tangible common equity and total tangible assets.

	March 31
(Dollars in thousands)	2016	2015
Total equity	$2,447,282	$2,405,407
Less non-controlling interest	5,254	4,793
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	4,696	6,149
Total tangible common equity (a)	$2,153,627	$2,110,760
Total assets	$24,506,952	$24,049,483
Less goodwill	138,921	138,921
Less core deposit premium	4,696	6,149
Total tangible assets (b)	$24,363,335	$23,904,413
Tangible common equity to tangible assets ratio (a)/(b)	8.84%	8.83%

Results of Operations

Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2016	2015	Amount	% change
Net interest income	$163,775	$146,138	$17,637	12.1%
Provision for loan losses	(9,439)	(4,420)	5,019	113.6
Non-interest income	119,024	106,574	12,450	11.7
Investment securities gains (losses), net	(995)	6,035	(7,030)	N.M.
Non-interest expense	(177,473)	(163,845)	13,628	8.3
Income taxes	(29,370)	(28,468)	902	3.2
Non-controlling interest expense	(148)	(959)	(811)	(84.6)
Net income attributable to Commerce Bancshares, Inc.	65,374	61,055	4,319	7.1
Preferred stock dividends	(2,250)	(2,250)	—	—
Net income available to common shareholders	$63,124	$58,805	$4,319	7.3%

For the quarter ended March 31, 2016, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $65.4 million, an increase of $4.3 million, or 7.1%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.07%, the annualized return on average common equity was 11.20%, and the efficiency ratio was 62.62%. Diluted earnings per common share was $.65, an increase of 12.1% compared to $.58 per share in the first quarter of 2015.

Compared to the first quarter of last year, net interest income increased $17.6 million, or 12.1%, mainly due to growth of $10.5 million in interest income on investment securities and $8.0 million in interest income on loans. The provision for loan losses totaled $9.4 million for the current quarter, representing an increase of $5.0 million over the first quarter of 2015. Non-interest income increased $12.5 million, or 11.7%, mainly due to higher deposit, bank card, trust and swap fees, as well as higher sales of tax credits. Additionally, a former branch property was sold in the first quarter of 2016 for a pre-tax gain of $3.3 million. Non-interest expense increased $13.6 million, or 8.3%, over the first quarter of 2015, primarily due to increases in salaries and benefits, data processing costs, and supplies and communications expense. Net investment securities losses totaled $995 thousand in the current quarter compared to gains of $6.0 million in the same quarter last year. The current quarter losses were mainly comprised of fair value adjustments to the Company's private equity portfolio.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2016 vs. 2015
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$3,239	$803	$4,042
Real estate - construction and land	2,529	(461)	2,068
Real estate - business	930	9	939
Real estate - personal	304	(142)	162
Consumer	2,049	(745)	1,304
Revolving home equity	(8)	(87)	(95)
Consumer credit card	94	(194)	(100)
Total interest on loans	9,137	(817)	8,320
Loans held for sale	120	(6)	114
Investment securities:
U.S. government and federal agency securities	(3,275)	9,945	6,670
Government-sponsored enterprise obligations	(1,328)	88	(1,240)
State and municipal obligations	(361)	609	248
Mortgage-backed securities	3,167	(1,308)	1,859
Asset-backed securities	(1,319)	3,294	1,975
Other securities	1,416	(306)	1,110
Total interest on investment securities	(1,700)	12,322	10,622
Federal funds sold and short-term securities purchased under
agreements to resell	4	11	15
Long-term securities purchased under agreements to resell	(586)	1,010	424
Interest earning deposits with banks	(43)	134	91
Total interest income	6,932	12,654	19,586
Interest expense:
Deposits:
Savings	18	7	25
Interest checking and money market	51	100	151
Time open & C.D.'s of less than $100,000	(90)	(48)	(138)
Time open & C.D.'s of $100,000 and over	(7)	583	576
Total interest on deposits	(28)	642	614
Federal funds purchased and securities sold under
agreements to repurchase	(32)	553	521
Other borrowings	2,373	(1,999)	374
Total interest expense	2,313	(804)	1,509
Net interest income, fully taxable equivalent basis	$4,619	$13,458	$18,077

Net interest income in the first quarter of 2016 was $163.8 million, an increase of $17.6 million over the first quarter of 2015. On a tax equivalent (T/E) basis, net interest income totaled $171.4 million in the first quarter of 2016, up $18.1 million over the same period last year and up $1.3 million over the previous quarter.  The increase in net interest income compared to the first quarter of 2015 was mainly due to higher interest on investment securities of $10.6 million, coupled with higher interest income on loans of $8.3 million. Securities interest includes inflation-related interest on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS), which is tied to the Consumer Price Index. Interest income related to TIPS increased $5.5 million in the first three months of 2016 compared to the same period in 2015, and totaled negative $1.5 million in the current quarter, negative $1.4 million in the prior quarter and negative $7.0 million in the first quarter of 2015.  The Company's net yield on earning assets was 2.95% in the current quarter, compared to 2.94% in the previous quarter and 2.76% in the first quarter of 2015. Excluding the effects of inflation income, the net yield on earning assets would have been 2.98% in the current quarter, 2.97% in the previous quarter and 2.89% in the first quarter of 2015.

Total interest income (T/E) increased $19.6 million over the first quarter of 2015. Interest income on loans (T/E) increased $8.3 million due to an increase of $1.1 billion, or 9.2%, in average loan balances, partly offset by a 10 basis point decrease in average rates earned. The higher balances contributed $9.1 million to interest income; however, the lower rates depressed interest income by $817 thousand, resulting in an $8.3 million net increase in interest income. Most of the increase in interest income occurred in the business, construction, business real estate and consumer loan categories. The largest increase to interest income occurred in business loan interest, which grew $4.0 million due to higher average balances of $459.7 million, or 11.4%, coupled with a five basis point increase in the average rate earned. Construction loan interest grew $2.1 million, as average balances increased $267.6 million, or 64.5%, partly offset by a decline of 30 basis points in the average rate earned. Business real estate and consumer loan interest grew $939 thousand and $1.3 million, respectively, over the same period last year. Average balances of business real estate loans increased $100.3 million, or 4.4%, while the average rate earned declined three basis points. The average balance of consumer loans grew $203.4 million, or 11.8%, partly offset by a decline of 18 basis points in the average rate earned. Most of the increase in average consumer loan balances resulted from growth of $240.4 million in auto loans and other consumer loans, partly offset by a decrease of $48.5 million in marine and recreational vehicle (RV) loans, as that portfolio continues to pay down.

Interest income on investment securities (T/E) was $54.3 million during the first quarter of 2016, which was an increase of $10.6 million over the same quarter last year. The increase resulted mainly from higher TIPS interest of $5.5 million coupled with higher interest on mortgage-backed, asset-backed, and corporate debt securities. Higher interest income on mortgage-backed securities resulted from higher average balances, while growth in interest income on asset-backed securities resulted from higher rates earned, offset by lower balances. The average balance of the total investment portfolio (excluding fair value adjustments) was $9.6 billion in the first quarters of both 2016 and 2015. During the current quarter, adjustments to premium amortization expense due to changes in prepayment speeds on various mortgage and asset-backed securities were not significant.

Interest income on long-term securities purchased under agreements to resell increased $424 thousand over the first quarter of 2015, due to an increase in average rates earned of 46 basis points, partly offset by a decrease in average balances invested of $199.7 million.

The average tax equivalent yield on total interest earning assets was 3.10% in the first quarter of 2016, up from 2.89% in the first quarter of 2015.

Total interest expense increased $1.5 million compared to the first quarter of 2015, due to a $614 thousand increase in interest expense on interest bearing deposits and an $895 thousand increase in interest expense on borrowings. The increase in deposit expense resulted from a slight increase in overall average rates paid, in addition to increases of $284.8 million in average money market account balances and $243.6 million in short-term jumbo C.D. balances. Interest expense on borrowings increased due to higher rates paid on repurchase agreements and higher average FHLB borrowings, partly offset by lower rates paid on the FHLB borrowings. The overall average rate incurred on all interest bearing liabilities was .23% and .19% in the first quarters of 2016 and 2015, respectively.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2016	2015	Amount	% change
Bank card transaction fees	$44,470	$42,299	$2,171	5.1%
Trust fees	30,370	29,586	784	2.6
Deposit account charges and other fees	20,691	18,499	2,192	11.8
Capital market fees	2,725	3,002	(277)	(9.2)
Consumer brokerage services	3,509	3,336	173	5.2
Loan fees and sales	2,510	2,089	421	20.2
Other	14,749	7,763	6,986	90.0
Total non-interest income	$119,024	$106,574	$12,450	11.7%
Non-interest income as a % of total revenue*	42.1%	42.2%
* Total revenue includes net interest income and non-interest income.

For the first quarter of 2016, total non-interest income amounted to $119.0 million compared with $106.6 million in the same quarter last year, which was an increase of $12.5 million, or 11.7%. This increase was mainly due to higher bank card, trust, deposit, swap, and tax credit fee income. Additionally, a former branch property was sold for a pre-tax gain of $3.3 million, while in 2015, write-downs on branch properties held for sale totaled $1.6 million.

Bank card transaction fees for the current quarter increased $2.2 million, or 5.1%, over the same period last year. The increase was mainly the result of growth in merchant, debit, and corporate card interchange fees of 16.8%, 5.3% and 2.0%, respectively. Credit card fees also increased 4.3% this quarter. The table below is a summary of bank card transaction fees for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2016	2015	Amount	% change
Debit card fees	$9,385	$8,915	$470	5.3%
Credit card fees	5,645	5,412	233	4.3
Merchant fees	7,118	6,092	1,026	16.8
Corporate card fees	22,322	21,880	442	2.0
Total bank card transaction fees	$44,470	$42,299	$2,171	5.1%

Trust fees for the quarter increased $784 thousand, or 2.6%, over the same quarter last year, resulting mainly from continued growth in personal (1.7%) and institutional (5.8%) trust fees. Deposit account fees increased $2.2 million, or 11.8%, over the same period last year, as deposit account service charges increased $1.4 million, or 38.2%, and overdraft fees increased $468 thousand, or 7.5%. Capital market fees declined $277 thousand to $2.7 million in the current quarter as a result of continued lower sales demand, while consumer brokerage services revenue increased $173 thousand. Loan fees and sales increased $421 thousand this quarter mainly due to higher mortgage banking revenue, which resulted from higher sales of newly originated residential mortgages under the Company's sale program that began in 2015. Other non-interest income increased $7.0 million over the same quarter last year, mainly due to the branch property activity mentioned above. In addition, fees from the sales of interest rate swaps increased $1.0 million and fees from the sales of tax credits increased $678 thousand.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2016	2015
Available for sale:
U.S. government bonds	$—	$1,263
Municipal securities	—	1,260
Asset-backed securities	—	3
OTTI losses on non-agency mortgage-backed bonds	(123)	(17)
Non-marketable:
Common stock	23	—
Private equity investments	(895)	3,526
Total investment securities gains (losses), net	$(995)	$6,035

Net gains and losses on investment securities which were recognized in earnings during the three months ended March 31, 2016 and 2015 are shown in the table above. Net securities losses amounted to $995 thousand in the first quarter of 2016 compared to net gains of $6.0 million in the first quarter of 2015. Included in these net gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $39.9 million at March 31, 2016.

Also shown above are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments and gains and losses realized upon disposition. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $154 thousand during the first quarter of 2016 and expense of $704 thousand during the first quarter of 2015.

During the first quarter of 2015, the Company sold $114.4 million of municipal bonds and $48.1 million of U.S. Treasury inflation-protected bonds, as part of plan to extend the duration of the securities portfolio. Gains of $2.5 million were realized on these sales.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2016	2015	Amount	% change
Salaries and employee benefits	$106,859	$98,074	$8,785	9.0%
Net occupancy	11,303	11,561	(258)	(2.2)
Equipment	4,634	4,703	(69)	(1.5)
Supplies and communication	6,829	5,581	1,248	22.4
Data processing and software	22,899	19,506	3,393	17.4
Marketing	3,813	3,918	(105)	(2.7)
Deposit insurance	3,165	3,001	164	5.5
Other	17,971	17,501	470	2.7
Total non-interest expense	$177,473	$163,845	$13,628	8.3%

Non-interest expense for the first quarter of 2016 amounted to $177.5 million, an increase of $13.6 million, or 8.3%, compared with $163.8 million in the first quarter of last year. Salaries expense increased $6.1 million, or 7.5%, mainly due to higher full-time salaries and incentives expense. Employee benefits expense also increased $2.7 million, or 16.3%, mostly due to higher medical and payroll tax costs. Growth in salaries expense resulted partly from higher staffing costs, mainly in the areas of residential lending, commercial card, trust, information technology and other supporting units, partially offset by lower staffing in branches and deposit operations. Full-time equivalent employees totaled 4,765 at March 31, 2016 compared to 4,769 at March 31, 2015. Compared to the first quarter of last year, occupancy expense decreased 2.2% and equipment expense declined 1.5%, while supplies and communication expense increased $1.2 million, or 22.4%, mainly due to higher reissuance costs for new chip cards distributed to customers. Data processing and software costs increased by $3.4 million, or 17.4%, mainly due to higher bank card processing costs, software expense and outsourced lockbox costs. Other non-interest expense increased $470 thousand, or 2.7%, compared to the previous year. This increase was mainly due to a recovery of $468 thousand in litigation costs recorded in the first quarter of 2015 that did not reoccur. In addition, higher costs were recorded in bank card rewards expense and charitable contribution expense. These increases were partly offset by higher deferrals of loan origination costs and lower costs for operating lease depreciation.

Provision and Allowance for Loan Losses

	Three Months Ended
(In thousands)	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015
Provision for loan losses	$9,439	$9,186	$4,420
Net loan charge-offs (recoveries):
Commercial:
Business	463	(133)	159
Real estate-construction and land	(11)	60	(946)
Real estate-business	(242)	(626)	(249)
Personal Banking:
Real estate-personal	(195)	458	99
Consumer	2,599	2,251	1,743
Revolving home equity	88	210	40
Consumer credit card	5,918	6,479	6,352
Overdrafts	219	487	222
Total net loan charge-offs	$8,839	$9,186	$7,420

	Three Months Ended
	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.04%	(.01)%	.02%
Real estate-construction and land	(.01)	.04	(.92)
Real estate-business	(.04)	(.11)	(.04)
Personal Banking:
Real estate-personal	(.04)	.09	.02
Consumer	.54	.47	.41
Revolving home equity	.08	.19	.04
Consumer credit card	3.16	3.40	3.44
Overdrafts	18.46	30.65	16.04
Total annualized net loan charge-offs	.28%	.30%	.26%
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
The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rest upon various judgments and assumptions made by management. In addition to past loan loss experience, various qualitative factors are considered, such as current loan portfolio composition and characteristics, trends in delinquencies, portfolio risk ratings, levels of non-performing assets, credit concentrations, collateral values, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company’s senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The Company’s subsidiary bank continues to be subject to examination by several regulatory agencies, and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. Note 1 in the 2015 Annual Report on Form 10-K contains additional discussion on the allowance and charge-off policies.

Net loan charge-offs in the first quarter of 2016 amounted to $8.8 million, compared with $9.2 million in the prior quarter and $7.4 million in the first quarter of last year. The decrease in current quarter net charge-offs from the previous quarter was mainly due to declines in personal real estate, consumer credit card, and overdraft net loan charge-offs of $653 thousand, $561 thousand, and $268 thousand, respectively. These decreases in net loan charge-offs were partially offset by an increase of $596 thousand in net loan charge-offs on business loans, as well as increases on net loan charge-offs on business real estate and consumer loans of $384 thousand and $348 thousand, respectively. Compared to the first quarter of 2015, net loan charge-offs grew $1.4 million in the current quarter. The increase in net loan charge-offs this quarter compared to the same quarter last year was primarily due to increases of $935 thousand and $856 thousand in net loan charge-offs on construction and consumer loans, respectively.

For the three months ended March 31, 2016, the ratio of annualized total net loan charge-offs to total average loans was .28%, compared to .30% in the previous quarter and .26% in the same quarter last year. Annualized net charge-offs on average consumer credit card loans were 3.16% in the current quarter, compared with 3.40% in the previous quarter and 3.44% in the same period last year. Consumer loan net charge-offs in the current quarter amounted to .54% of average consumer loans, compared to .47% in the previous quarter and .41% in the same quarter last year.

The provision for loan losses in the current quarter totaled $9.4 million and was $600 thousand higher than net loan charge-offs in the quarter. Compared to the previous quarter, the provision for loan losses for the first quarter of 2016 increased $253 thousand and was $5.0 million higher than the provision for loan losses for the three months ended March 31, 2015. The increase in the provision for loan losses was driven by growth in loans and higher net charge-offs in the first quarter of 2016 compared to the same quarter of the previous year, as described above. Additionally, the allowance for loan losses was lowered by $3.0 million during the first quarter of 2015, which reduced the provision during that period.

At March 31, 2016, the allowance for loan losses amounted to $152.1 million and was 1.20% of total loans and 518% of total non-accrual loans. At December 31, 2015, the allowance for loan losses amounted to $151.5 million and was 1.22% of total loans and 570% of total non-accrual loans.

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

(Dollars in thousands)	March 31, 2016	December 31, 2015
Non-accrual loans	$29,367	$26,575
Foreclosed real estate	1,997	2,819
Total non-performing assets	$31,364	$29,394
Non-performing assets as a percentage of total loans	.25%	.24%
Non-performing assets as a percentage of total assets	.13%	.12%
Total loans past due 90 days and still accruing interest	$15,360	$16,467

Non-accrual loans, which are also classified as impaired, totaled $29.4 million at March 31, 2016, and increased $2.8 million over balances at December 31, 2015. The increase occurred mainly in business loans, which increased $5.2 million largely due to the addition of a single automobile floor plan loan. At March 31, 2016, non-accrual loans were comprised mainly of business (54.8%), business real estate (21.2%), and personal real estate (14.3%) loans. Foreclosed real estate totaled $2.0 million at March 31, 2016, a decrease of $822 thousand when compared to December 31, 2015. Total loans past due 90 days or more and still accruing interest were $15.4 million as of March 31, 2016, a decrease of $1.1 million when compared to December 31, 2015. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $112.8 million at March 31, 2016 compared with $113.1 million at December 31, 2015, resulting in a decrease of $355 thousand, or .3%.

(In thousands)	March 31, 2016	December 31, 2015
Potential problem loans:
Business	$58,866	$58,860
Real estate – construction and land	1,091	1,159
Real estate – business	50,784	51,107
Real estate – personal	2,047	1,755
Consumer	—	262
Total potential problem loans	$112,788	$113,143

At March 31, 2016, the Company had $66.4 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $33.9 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 5.9% of total loans outstanding at March 31, 2016.

(Dollars in thousands)	March 31, 2016	% of Total	% of Total Loans	December 31, 2015	% of Total	% of Total Loans
Residential land and land development	$79,566	10.7%	.6%	$72,622	11.6%	.6%
Residential construction	144,030	19.3	1.2	131,943	21.2	1.1
Commercial land and land development	63,552	8.5	.5	54,176	8.7	.4
Commercial construction	458,221	61.5	3.6	365,329	58.5	2.9
Total real estate - construction and land loans	$745,369	100.0%	5.9%	$624,070	100.0%	5.0%

Real Estate – Business Loans
Total business real estate loans were $2.4 billion at March 31, 2016 and comprised 18.9% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2016, 42.0% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	March 31, 2016	% of Total	% of Total Loans	December 31, 2015	% of Total	% of Total Loans
Owner-occupied	$1,007,335	42.0%	7.9%	$983,844	41.8%	7.9%
Retail	325,214	13.6	2.6	322,644	13.7	2.6
Office	230,432	9.6	1.8	218,018	9.3	1.8
Multi-family	212,421	8.9	1.7	196,212	8.3	1.6
Farm	165,488	6.9	1.3	167,344	7.1	1.3
Hotels	155,130	6.5	1.2	157,317	6.7	1.2
Industrial	108,609	4.5	.9	112,261	4.7	.9
Other	191,304	8.0	1.5	197,904	8.4	1.6
Total real estate - business loans	$2,395,933	100.0%	18.9%	$2,355,544	100.0%	18.9%

Real Estate – Personal Loans
The Company's $1.9 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 45, recent loss rates have remained low, and at March 31, 2016, loans past due over 30 days decreased $1.2 million and non-accrual loans decreased $220 thousand compared to December 31, 2015. Also, as shown in Note 2, only 4.2% of this portfolio has FICO scores of less than 660. Approximately $15.9 million, or .8%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At March 31, 2016, loans with no mortgage insurance and an original LTV higher than 80% totaled $150.9 million compared to $146.8 million at December 31, 2015.

Revolving Home Equity Loans
The Company had $423.0 million in revolving home equity loans at March 31, 2016 that were generally collateralized by residential real estate. Most of these loans (93.8%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2016, the outstanding principal of loans with an original LTV higher than 80% was $67.9 million, or 16.1% of the portfolio, compared to $68.1 million as of December 31, 2015. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $3.9 million at March 31, 2016 compared to $5.0 million at December 31, 2015.  The weighted average FICO score for the total current portfolio balance is 770. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2016 through 2018, approximately 30% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 81% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Fixed Rate Home Equity Loans
In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $305.8 million and $304.5 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, $81.6 million of this portfolio had an LTV higher than 80% compared to a balance of $83.0 million at the end of 2015.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 1% of the outstanding balance of fixed rate home equity loans at March 31, 2016. The Company limits the offering of fixed rate home equity loans with LTV ratios over 90%, and only $591 thousand in new fixed rate home equity loans were written with these LTV ratios during the first three months of 2016.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by the net charge-offs (recoveries) on these loans in the first three months of 2016 of ($195 thousand), $88 thousand, and ($7 thousand), respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans, which are characterized as new loans to customers with FICO scores below 660. The Company does not purchase brokered loans.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, marine and RVs. Outstanding balances for auto loans were $962.1 million and $996.0 million at March 31, 2016 and December 31, 2015, respectively. The balances over 30 days past due amounted to $8.3 million at March 31, 2016 compared to $10.8 million at the end of 2015, and comprised .9% and 1.1% of the outstanding balances of these loans at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016, $120.9 million of new auto loans were originated, compared to $497.2 million during the full year of 2015.  At March 31, 2016, the automobile loan portfolio had a weighted average FICO score of 728.
The Company's balance of marine and RV loans totaled $131.8 million at March 31, 2016, compared to $143.1 million at December 31, 2015, and the balances over 30 days past due amounted to $4.0 million at March 31, 2016 compared to $5.1 million at the end of 2015. The net charge-offs on marine and RV loans declined from $459 thousand in the first three months of 2015, to $140 thousand in the first three months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2016 of $744.4 million in consumer credit card loans outstanding, approximately $174.5 million, or 23.4%, carried a low promotional rate. Within the next six months, $53.6 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $144.8 million at March 31, 2016, as shown in the table below. As of March 31, 2016, there were $11.0 million energy loans, or 7.6% of the energy portfolio, with a "substandard" rating or on non-accrual status, and there were no energy loans 90 days past due and still accruing interest.

(In thousands)	March 31, 2016	December 31, 2015	Unfunded commitments at March 31, 2016
Extraction	$75,387	$65,649	$14,164
Mid-stream shipping and storage	25,258	28,678	49,539
Downstream distribution and refining	29,105	27,246	16,026
Support activities	15,061	14,946	7,302
Total energy lending portfolio	$144,811	$136,519	$87,031

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $784.9 million at March 31, 2016, compared to $656.0 million at December 31, 2015. Additional unfunded commitments at March 31, 2016 totaled $1.2 billion.

Income Taxes
Income tax expense was $29.4 million in the first quarter of 2016, compared to $27.7 million in the fourth quarter of 2015 and $28.5 million in the first quarter of 2015. The Company's effective tax rate, including the effect of non-controlling interest, was 31.0% in the first quarter of 2016, compared to 30.3% in the fourth quarter of 2015 and 31.8% in the first quarter of 2015.

Financial Condition

Balance Sheet

Total assets of the Company were $24.5 billion at March 31, 2016 and $24.6 billion December 31, 2015. Earning assets (excluding fair value adjustments on investment securities) amounted to $23.3 billion at March 31, 2016 and $23.2 billion at December 31, 2015, and consisted of 55% in loans and 41% in investment securities.

During the first quarter of 2016, average total loans increased $313.1 million, or 10% annualized, compared to the previous quarter and increased $1.1 billion, or 9.2%, compared to the same period last year. Compared to the previous quarter, the increase in average loans resulted mainly from growth in business of $139.8 million, construction of $98.4 million, business real estate of $61.7 million, and consumer loans of $26.0 million. The increase in business loans came from continued growth in commercial and industrial, leasing and tax-free lending activities, while commercial construction projects continued to drive growth in construction loans. Average consumer loan growth was largely the result of continued demand for automobile and other consumer type loans, which grew $36.4 million, partly offset by a decline of $9.6 million in marine and RV loans. Average personal real estate loans declined $6.7 million this quarter; however, the Company also sold certain fixed rate loans totaling $22.0 million during the quarter, as part of an origination initiative that began in 2015. In March 2016, the Company identified certain automobile loans totaling $50.4 million which it intends to sell, and reclassified these loans as held for sale.

During the first quarter of 2016, total average available for sale investment securities, at fair value, increased $90.0 million to $9.7 billion. Purchases of securities totaled $215.1 million in the first quarter of 2016 and were offset by sales, maturities and pay downs of $541.9 million. U.S. government and federal agency securities increased on average by $122.4 million, while mortgage-backed securities increased $89.1 million. At March 31, 2016, the duration of the investment portfolio was 2.8 years, and maturities and pay downs of approximately $1.6 billion are expected to occur during the next 12 months.

Total average deposits increased $499.8 million, or 2.6%, this quarter compared to the previous quarter. The increase in average deposits resulted mainly from increases in money market, savings, and short-term jumbo certificate of deposit accounts, which increased $324.6 million, $24.2 million, and $264.7 million, respectively. Business demand deposits declined $159.6 million this quarter. Compared to the previous quarter, total average commercial, consumer and private banking deposits increased $250.7 million, $172.4 million, and $80.7 million, respectively. The average loans to deposits ratio was 62.8% in both the current quarter and in the prior quarter.

The Company’s average borrowings totaled $1.8 billion in the current quarter, and declined $28.8 million compared to the prior quarter. The decline resulted from a decrease of $302.7 million in average balances of federal funds purchased and repurchase agreements, partly offset by an increase in average FHLB borrowings of $272.5 million. The additional FHLB borrowings were repaid as of March 31, 2016.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2016	March 31, 2015	December 31, 2015
Liquid assets:
Available for sale investment securities	$9,552,179	$9,917,242	$9,777,004
Federal funds sold	9,075	12,450	14,505
Long-term securities purchased under agreements to resell	825,000	1,050,000	875,000
Balances at the Federal Reserve Bank	171,651	123,712	23,803
Total	$10,557,905	$11,103,404	$10,690,312

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $9.1 million as of March 31, 2016. Long-term resale agreements, maturing in 2016 through 2018, totaled $825.0 million at March 31, 2016. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $866.0 million in fair value at March 31, 2016. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $171.7 million at March 31, 2016. The fair value of the available for sale investment portfolio was $9.6 billion at March 31, 2016 and included an unrealized net gain in fair value of $198.7 million. The total net unrealized gain included net gains of $78.6 million on mortgage and asset-backed securities, $51.0 million on state and municipal obligations, and $37.3 million on common and preferred stock held by the Parent.

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

(In thousands)	March 31, 2016	March 31, 2015	December 31, 2015
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$150,544	$307,534	$166,153
FHLB borrowings and letters of credit	28,822	38,728	31,095
Securities sold under agreements to repurchase	1,632,978	2,284,774	2,116,537
Other deposits and swaps	2,124,074	2,055,315	1,827,195
Total pledged securities	3,936,418	4,686,351	4,140,980
Unpledged and available for pledging	3,800,391	3,473,037	3,886,219
Ineligible for pledging	1,815,370	1,757,854	1,749,805
Total available for sale securities, at fair value	$9,552,179	$9,917,242	$9,777,004

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2016, such deposits totaled $18.3 billion and represented 88.3% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.6 billion at March 31, 2016. These accounts are normally considered more volatile and higher costing and comprised 8.0% of total deposits at March 31, 2016.

(In thousands)	March 31, 2016	March 31, 2015	December 31, 2015
Core deposit base:
Non-interest bearing	$7,065,066	$6,785,221	$7,146,398
Interest checking	1,064,499	1,013,569	1,267,757
Savings and money market	10,140,858	9,642,570	9,566,989
Total	$18,270,423	$17,441,360	$17,981,144

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	March 31, 2016	March 31, 2015	December 31, 2015
Borrowings:
Federal funds purchased	$3,885	$13,588	$556,970
Securities sold under agreements to repurchase	953,503	1,596,875	1,406,582
FHLB advances	103,806	103,854	103,818
Total	$1,061,194	$1,714,317	$2,067,370

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $953.5 million, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $103.8 million at March 31, 2016. These advances have fixed interest rates, and all mature in or before 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2016.

	March 31, 2016
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,434,054	$1,234,749	$3,668,803
Advances outstanding	(103,806)	—	(103,806)
Letters of credit issued	(178,050)	—	(178,050)
Available for future advances	$2,152,198	$1,234,749	$3,386,947

In addition to those mentioned above, several other sources of liquidity are available. The Bank has strong issuer ratings of A from Standard & Poor's and A2 from Moody's. Additionally, the Parent's sound commercial paper rating of P-1 from Moody's would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed corporate debt.

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $53.5 million during the first three months of 2016, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $195.9 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $83.5 million. These activities included $542.2 million in sales, maturity and pay downs of investment securities, offset by purchases of $180.8 million, and a net increase in loans of $321.0 million. Additionally, repayments of long-term securities purchased under agreements to resell provided cash of $50.0 million. Financing activities used cash of $225.9 million, resulting from a net decrease in borrowings of federal funds purchased and securities sold under agreements to repurchase of $1.0 billion. In addition, cash was used to fund dividends paid on common and preferred stock of $24.0 million, and $36.4 million was used to purchase treasury stock. These cash outlays were partially offset by a net increase of $839.5 million in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2016 and December 31, 2015, as shown in the following table.

(Dollars in thousands)	March 31, 2016	December 31, 2015	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$17,900,988	$17,809,554
Tier I common risk-based capital	2,060,741	2,051,474
Tier I risk-based capital	2,205,525	2,196,258
Total risk-based capital	2,375,549	2,364,761
Tier I common risk-based capital ratio	11.51%	11.52%	7.00%	6.50%
Tier I risk-based capital ratio	12.32%	12.33%	8.50%	8.00%
Total risk-based capital ratio	13.27%	13.28%	10.50%	10.00%
Tier I leverage ratio	9.11%	9.23%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market, and during the first quarter of 2016, the Company purchased 900,929 shares of treasury stock at an average price of $40.44. At March 31, 2016, 3,817,015 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock in the first quarter of 2016, which was a 5% increase compared to its 2015 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2016 totaled $10.0 billion (including approximately $4.8 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $346.6 million and $3.6 million, respectively, at March 31, 2016. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.7 million at March 31, 2016.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first three months of 2016, purchases and sales of tax credits amounted to $13.8 million and $12.9 million, respectively. At March 31, 2016, the Company expected to fund outstanding purchase commitments of $62.5 million during the remainder of 2016.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2016 and 2015.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2016
Net interest income	$66,570	$75,911	$10,875	$153,356	$10,419	$163,775
Provision for loan losses	(8,725)	19	(106)	(8,812)	(627)	(9,439)
Non-interest income	29,896	51,119	34,402	115,417	3,607	119,024
Investment securities losses, net	—	—	—	—	(995)	(995)
Non-interest expense	(68,976)	(69,757)	(28,540)	(167,273)	(10,200)	(177,473)
Income before income taxes	$18,765	$57,292	$16,631	$92,688	$2,204	$94,892
Three Months Ended March 31, 2015
Net interest income	$65,664	$71,111	$10,742	$147,517	$(1,379)	$146,138
Provision for loan losses	(8,323)	877	7	(7,439)	3,019	(4,420)
Non-interest income	26,612	47,581	33,659	107,852	(1,278)	106,574
Investment securities gains, net	—	—	—	—	6,035	6,035
Non-interest expense	(66,692)	(64,770)	(27,270)	(158,732)	(5,113)	(163,845)
Income before income taxes	$17,261	$54,799	$17,138	$89,198	$1,284	$90,482
Increase (decrease) in income before income taxes:
Amount	$1,504	$2,493	$(507)	$3,490	$920	$4,410
Percent	8.7%	4.5%	(3.0)%	3.9%	71.7%	4.9%

Consumer

For the three months ended March 31, 2016, income before income taxes for the Consumer segment increased $1.5 million, or 8.7%, compared to the first three months of 2015. This increase was mainly due to growth in non-interest income of $3.3 million, or 12.3%, and net interest income of $906 thousand, or 1.4%. These increases were partly offset by higher non-interest expense of $2.3 million, or 3.4%, and an increase in the provision for loan losses of $402 thousand, or 4.8%. Net interest income increased due to a $916 thousand increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income increased mainly due to growth in deposit fees (mainly deposit account service fees and overdraft and return item fees), mortgage banking revenue and bank card fees. Non-interest expense increased over the same period in the previous year due to higher bank card processing costs and supplies and communication expense. Supplies and communication expense increased over the prior year due to higher reissuance costs for new chip cards distributed to customers. The provision for loan losses totaled $8.7 million, a $402 thousand increase over the first three months of 2015, which was mainly due to higher personal loan net charge-offs resulting from growth in the auto loan portfolio, partly offset by lower credit card and marine and RV loan net charge-offs.

Commercial

For the three months ended March 31, 2016, income before income taxes for the Commercial segment increased $2.5 million, or 4.5%, compared to the same period in the previous year. This increase was mainly due to growth in net interest income and non-interest income, partly offset by higher non-interest expense and provision for loan losses. Net interest income increased $4.8 million, or 6.8%, due to an increase in loan interest income, partly offset by a decline in net allocated funding credits and higher deposit interest expense. Non-interest income increased by $3.5 million, or 7.4%, over the previous year due to growth in corporate and merchant bank card fees, swap fees and tax credit sales fees. Non-interest expense increased $5.0 million, or 7.7%, mainly due to increases in salaries expense, bank card processing costs, and allocated servicing and support costs. The provision for loan losses increased $858 thousand over the same period last year, due to lower construction loan net recoveries, partly offset by net recoveries on personal real estate loans.

Wealth

Wealth segment pre-tax profitability for the three months ended March 31, 2016 decreased $507 thousand, or 3.0%, from the same period in the previous year. Net interest income increased $133 thousand, mainly due to an increase in loan interest income, offset by lower net allocated funding credits. Non-interest income increased $743 thousand, or 2.2%, over the prior year largely due to higher personal and institutional trust fees. Non-interest expense increased $1.3 million, or 4.7%, mainly due to higher full-time salary costs and incentive compensation. The provision for loan losses increased $113 thousand, mainly due to higher revolving home equity loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $920 thousand. This increase was partly due to higher unallocated net interest income of $11.8 million and non-interest income of $4.9 million, offset by higher non-interest expense of $5.1 million. Unallocated securities losses were $995 thousand in the first quarter of 2016 compared to gains of $6.0 million in 2015. Also, the unallocated loan loss provision increased $3.6 million, largely due to the $3.0 million excess of total net charge-offs over total provision in the first three months of 2015.

Regulatory Changes Affecting the Banking Industry

In accordance with the Dodd-Frank Act, the Company began submitting its stress test results to the Federal Reserve in March 2014 and publicly disclosed the results of its stress testing for the first time in June 2015. In 2016, the Company expects to submit its stress test report to the Federal Reserve in July and will publicly disclose the results in October.

The Volcker Rule of the Dodd-Frank Act, effective on April 1, 2014, places trading restrictions on financial institutions and separates investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. Key provisions restrict banks from simultaneously entering into advisory and creditor roles with their clients, such as with private equity firms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments, which must be divested by July 21, 2016. The Federal Reserve has announced its intention to grant an additional one-year extension to July 21,2017. The Company does not believe it will be significantly affected by the Volcker Rule provisions.

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

In 2016, the FASB began to issue targeted guidance to clarify specific implementation issues of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which provides guidance on determining an entity's role in providing goods and services as a principal versus an agent, and whether it controls each specified good or service before it is transferred to the customer. In April 2016, ASU 2016-10, "Identifying Performance Obligations and Licensing", was issued, which clarifies the guidance related to whether goods or services are distinct within the contract and therefore are a performance obligation, and clarifies the timing and pattern of revenue recognition for licenses of intellectual property. The effective date and transition requirements of these ASUs are the same as those of ASU 2014-09.

Derivatives The FASB issued ASU 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity", in November 2014. The ASU provides guidance relating to certain hybrid financial instruments when determining whether the characteristics of the embedded derivative feature are clearly and closely related to the host contract. In making that evaluation, the characteristics of the entire hybrid instrument should be considered, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments were effective January 1, 2016 and the adoption did not have a significant effect on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships", which clarifies that a change in the counterparty to a derivative instruments that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments are effective January 1, 2017 and are not expected to have a significant effect on the Company's consolidated financial statements.

The FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments", in March 2016. The ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Under the new guidance, the embedded options should be assessed solely in accordance with a four-step decision sequence, with no additional assessment of whether the triggering event is indexed to interest rates or credit risk. The amendments are effective January 1, 2017 and are not expected to have a significant effect on the Company's consolidated financial statements.

Consolidation The FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis", in February 2015. The amendments require an evaluation of whether certain legal entities should be consolidated and modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The amendments were effective for interim and annual periods beginning January 1, 2016. The adoption did not have a significant effect on the Company's consolidated financial statements.

Intangible Assets The FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement", in April 2015. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. Arrangements containing a license should be recorded as consistent with the acquisition of software licenses, whereas arrangements that do not include a software license should be recorded as consistent with the accounting for service contracts. These amendments were effective for interim and annual periods beginning January 1, 2016. The adoption did not have a significant effect on the Company's consolidated financial statements.

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

Leases In February 2016, the FASB issued ASU 2016-02, "Leases", in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The amendments in the ASU are effective for interim and annual periods beginning January 1, 2019. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

Liabilities The FASB issued ASU 2016-04, "Recognition of Breakage for Certain Prepaid Store-Value Products", in March 2016, in order to address current and potential future diversity in practice related to the derecognition of a prepaid store-value product liability. Such products include prepaid gift cards issued on a specific payment network and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler's checks. The amendments require that the portion of the dollar value of prepaid stored-value products that is ultimately unredeemed (that is, the breakage) be accounted for consistent with the breakage guidance for stored-value product transactions provided in ASC Topic 606 - Revenue from Contracts with Customers. These amendments are effective for interim and annual periods beginning January 1, 2018. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

Investments The FASB issued ASU 2016-07, "Equity Method and Joint Ventures", in March 2016, which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in ownership or influence. Instead, the cost of acquiring the additional interest should be added to the current basis of the previously held interest, and equity method accounting applied prospectively. The amendments are effective January 1, 2017 and are not expected to have a significant effect on the Company's consolidated financial statements.

Stock Compensation The FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", in March 2016, in order to reduce complexity in this area and improve the usefulness of information provided to users. Amendments which will affect public companies include the recognition of excess tax benefits and deficiencies in income tax expense or benefit in the income statement, guidance as to the classification of excess tax benefits on the the statement of cash flows, an election to account for award forfeitures as they occur, and the ability to withhold taxes up to the maximum statutory rate in the applicable jurisdictions without triggering liability classification of the award. The amendments are effective January 1, 2017. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2016 and 2015

	First Quarter 2016			First Quarter 2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,491,556	$32,093	2.87%	$4,031,904	$28,051	2.82%
Real estate — construction and land	682,557	5,961	3.51	414,908	3,893	3.81
Real estate — business	2,382,094	21,941	3.70	2,281,777	21,002	3.73
Real estate — personal	1,909,532	17,901	3.77	1,877,580	17,739	3.83
Consumer	1,934,577	18,592	3.87	1,731,146	17,288	4.05
Revolving home equity	429,682	3,761	3.52	430,525	3,856	3.63
Consumer credit card	752,098	21,355	11.42	748,831	21,455	11.62
Overdrafts	4,772	—	—	5,612	—	—
Total loans	12,586,868	121,604	3.89	11,522,283	113,284	3.99
Loans held for sale	9,360	135	5.80	1,851	21	4.65
Investment securities:
U.S. government and federal agency obligations	703,212	693.40		455,633	(5,977)	(5.32)
Government-sponsored enterprise obligations	776,488	3,721	1.93	1,057,666	4,961	1.90
State and municipal obligations(A)	1,718,587	15,642	3.66	1,759,511	15,394	3.55
Mortgage-backed securities	3,424,716	20,836	2.45	2,938,575	18,977	2.62
Asset-backed securities	2,537,472	8,795	1.39	3,140,086	6,820.88
Other marketable securities(A)	342,382	2,376	2.79	160,634	989	2.50
Trading securities(A)	18,190	130	2.87	16,719	113	2.74
Non-marketable securities(A)	127,769	2,077	6.54	107,511	2,371	8.94
Total investment securities	9,648,816	54,270	2.26	9,636,335	43,648	1.84
Federal funds sold and short-term securities
purchased under agreements to resell	17,378	24.56		12,092	9.30
Long-term securities purchased
under agreements to resell	850,275	3,475	1.64	1,049,998	3,051	1.18
Interest earning deposits with banks	219,636	270.49		288,589	179.25
Total interest earning assets	23,332,333	179,778	3.10	22,511,148	160,192	2.89
Allowance for loan losses	(151,308)			(156,097)
Unrealized gain on investment securities	149,319			169,486
Cash and due from banks	420,801			388,617
Land, buildings and equipment, net	356,989			361,646
Other assets	395,126			377,601
Total assets	$24,503,260			$23,652,401
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$761,020	228.12		$701,987	203.12
Interest checking and money market	10,128,543	3,256.13		9,828,203	3,105.13
Time open & C.D.'s of less than $100,000	775,221	742.38		868,179	880.41
Time open & C.D.'s of $100,000 and over	1,483,700	1,986.54		1,280,110	1,410.45
Total interest bearing deposits	13,148,484	6,212.19		12,678,479	5,598.18
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,404,754	888.25		1,558,118	367.10
Other borrowings	377,711	1,253	1.33	103,999	879	3.43
Total borrowings	1,782,465	2,141.48		1,662,117	1,246.30
Total interest bearing liabilities	14,930,949	8,353.23%		14,340,596	6,844.19%
Non-interest bearing deposits	6,905,673			6,621,110
Other liabilities	254,437			314,163
Equity	2,412,201			2,376,532
Total liabilities and equity	$24,503,260			$23,652,401
Net interest margin (T/E)		$171,425			$153,348
Net yield on interest earning assets			2.95%			2.76%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2015 Annual Report on Form 10-K.

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

Simulation A	March 31, 2016			December 31, 2015
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$20.7	3.04%	$(382.6)	$9.1	1.36%	$(375.1)
200 basis points rising	18.5	2.73	(270.4)	10.3	1.54	(264.8)
100 basis points rising	11.9	1.75	(144.1)	8.4	1.26	(142.7)

Simulation B	March 31, 2016			December 31, 2015
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(5.3)	(.80)%	$(1,644.6)	$(15.6)	(2.33)%	$(1,543.0)
200 basis points rising	(2.3)	(.35)	(1,538.0)	(7.7)	(1.15)	(1,438.4)
100 basis points rising	(3.8)	(.58)	(1,420.2)	(2.7)	(.41)	(1,323.7)

The difference in these two simulations is the degree in which deposits are modeled to decline as noted in the above table.  Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $11.9 million, while a gradual increase in rates of 200 basis points would increase net interest income by $18.5 million.  An increase in rates of 300 basis points would result an increase in net interest income of $20.7 million.  The change in net interest income from the base calculation at March 31, 2016 was higher than projections made at December 31, 2015 largely due to growth in deposits during the first quarter of 2016, combined with decreased short-term borrowings at higher rates.  Also, the Company's investment securities portfolio had fewer variable rate securities at March 31, 2016 than at December 31, 2015, which results in the portfolio being less rate sensitive in a rising rate environment.
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
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 — 31, 2016	368,425	$39.19	368,425	4,349,519
February 1 — 29, 2016	500,527	$41.07	500,527	3,848,992
March 1 — 31, 2016	31,977	$44.94	31,977	3,817,015
Total	900,929	$40.44	900,929	3,817,015

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 3,817,015 shares remained available for purchase at March 31, 2016.

Item 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: May 6, 2016

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 6, 2016

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