Form 10-Q
period 2016-06-30
COMMERCE BANCSHARES INC /MO/
filed 2016-08-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended June 30, 2016

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
Yes ☐     No ☑
As of July 31, 2016, the registrant had outstanding 96,563,720 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
ASSETS
Loans	$13,091,888	$12,436,692
Allowance for loan losses	(153,832)	(151,532)
Net loans	12,938,056	12,285,160
Loans held for sale (including $7,094,000 of residential mortgage loans carried at fair value at June 30, 2016 and $4,981,000 at December 31, 2015)	33,254	7,607
Investment securities:
Available for sale ($583,208,000 pledged at June 30, 2016 and $568,257,000 at
December 31, 2015 to secure swap and repurchase agreements)	9,221,346	9,777,004
Trading	30,512	11,890
Non-marketable	111,931	112,786
Total investment securities	9,363,789	9,901,680
Federal funds sold and short-term securities purchased under agreements to resell	13,725	14,505
Long-term securities purchased under agreements to resell	825,000	875,000
Interest earning deposits with banks	183,223	23,803
Cash and due from banks	428,300	464,411
Land, buildings and equipment, net	342,237	352,581
Goodwill	138,921	138,921
Other intangible assets, net	6,561	6,669
Other assets	436,627	534,625
Total assets	$24,709,693	$24,604,962
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,906,265	$7,146,398
Savings, interest checking and money market	10,978,734	10,834,746
Time open and C.D.'s of less than $100,000	749,160	785,191
Time open and C.D.'s of $100,000 and over	1,515,888	1,212,518
Total deposits	20,150,047	19,978,853
Federal funds purchased and securities sold under agreements to repurchase	1,632,272	1,963,552
Other borrowings	103,878	103,818
Other liabilities	296,675	191,321
Total liabilities	22,182,872	22,237,544
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 97,972,433 shares	489,862	489,862
Capital surplus	1,333,995	1,337,677
Retained earnings	470,558	383,313
Treasury stock of 1,244,063 shares at June 30, 2016
and 603,003 shares at December 31, 2015, at cost	(51,707)	(26,116)
Accumulated other comprehensive income	134,424	32,470
Total Commerce Bancshares, Inc. stockholders' equity	2,521,916	2,361,990
Non-controlling interest	4,905	5,428
Total equity	2,526,821	2,367,418
Total liabilities and equity	$24,709,693	$24,604,962
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2016	2015	2016	2015
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$121,151	$113,467	$240,484	$224,753
Interest and fees on loans held for sale	692	39	827	60
Interest on investment securities	54,698	53,264	103,589	91,700
Interest on federal funds sold and short-term securities purchased under
agreements to resell	19	15	43	24
Interest on long-term securities purchased under agreements to resell	3,354	3,670	6,829	6,721
Interest on deposits with banks	151	122	421	301
Total interest income	180,065	170,577	352,193	323,559
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,548	3,287	7,032	6,595
Time open and C.D.'s of less than $100,000	709	818	1,451	1,698
Time open and C.D.'s of $100,000 and over	2,347	1,504	4,333	2,914
Interest on federal funds purchased and securities sold under
agreements to repurchase	725	421	1,613	788
Interest on other borrowings	907	890	2,160	1,769
Total interest expense	8,236	6,920	16,589	13,764
Net interest income	171,829	163,657	335,604	309,795
Provision for loan losses	9,216	6,757	18,655	11,177
Net interest income after provision for loan losses	162,613	156,900	316,949	298,618
NON-INTEREST INCOME
Bank card transaction fees	45,065	45,672	89,535	87,971
Trust fees	31,464	30,531	61,834	60,117
Deposit account charges and other fees	21,328	19,637	42,019	38,136
Capital market fees	2,500	2,738	5,225	5,740
Consumer brokerage services	3,491	3,507	7,000	6,843
Loan fees and sales	3,196	2,183	5,706	4,272
Other	9,526	9,967	24,275	17,730
Total non-interest income	116,570	114,235	235,594	220,809
INVESTMENT SECURITIES GAINS (LOSSES), NET	(744)	2,143	(1,739)	8,178
NON-INTEREST EXPENSE
Salaries and employee benefits	104,808	99,655	211,667	197,729
Net occupancy	11,092	10,999	22,395	22,560
Equipment	4,781	4,679	9,415	9,382
Supplies and communication	5,693	5,226	12,522	10,807
Data processing and software	22,770	21,045	45,669	40,551
Marketing	4,389	4,307	8,202	8,225
Deposit insurance	3,143	3,019	6,308	6,020
Other	20,413	16,533	38,384	34,034
Total non-interest expense	177,089	165,463	354,562	329,308
Income before income taxes	101,350	107,815	196,242	198,297
Less income taxes	31,542	32,492	60,912	60,960
Net income	69,808	75,323	135,330	137,337
Less non-controlling interest expense (income)	(85)	970	63	1,929
Net income attributable to Commerce Bancshares, Inc.	69,893	74,353	135,267	135,408
Less preferred stock dividends	2,250	2,250	4,500	4,500
Net income available to common shareholders	$67,643	$72,103	$130,767	$130,908
Net income per common share — basic	$.70	$.72	$1.35	$1.30
Net income per common share — diluted	$.70	$.72	$1.35	$1.30
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
	(Unaudited)
Net income	$69,808	$75,323	$135,330	$137,337
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	—	149	(398)	21
Net unrealized gains (losses) on other securities	31,139	(43,483)	101,634	(14,137)
Pension loss amortization	356	406	718	812
Other comprehensive income (loss)	31,495	(42,928)	101,954	(13,304)
Comprehensive income	101,303	32,395	237,284	124,033
Less non-controlling interest expense (income)	(85)	970	63	1,929
Comprehensive income attributable to Commerce Bancshares, Inc.	$101,388	$31,425	$237,221	$122,104
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2016	$144,784	$489,862	$1,337,677	$383,313	$(26,116)	$32,470	$5,428	$2,367,418
Net income				135,267			63	135,330
Other comprehensive income						101,954		101,954
Distributions to non-controlling interest							(586)	(586)
Purchases of treasury stock					(37,462)			(37,462)
Issuance of stock under purchase and equity compensation plans			(11,873)		11,871			(2)
Excess tax benefit related to equity compensation plans			1,904					1,904
Stock-based compensation			6,287					6,287
Cash dividends on common stock ($.450 per share)				(43,522)				(43,522)
Cash dividends on preferred stock ($.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2016	$144,784	$489,862	$1,333,995	$470,558	$(51,707)	$134,424	$4,905	$2,526,821
Balance January 1, 2015	$144,784	$484,155	$1,229,075	$426,648	$(16,562)	$62,093	$4,053	$2,334,246
Net income				135,408			1,929	137,337
Other comprehensive income						(13,304)		(13,304)
Distributions to non-controlling interest							(543)	(543)
Purchases of treasury stock					(3,575)			(3,575)
Accelerated share repurchase agreements			40,000		(140,000)			(100,000)
Issuance of stock under purchase and equity compensation plans			(14,682)		16,572			1,890
Excess tax benefit related to equity compensation plans			1,662					1,662
Stock-based compensation			5,252					5,252
Cash dividends on common stock ($.429 per share)				(43,105)				(43,105)
Cash dividends on preferred stock ($.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2015	$144,784	$484,155	$1,261,307	$514,451	$(143,565)	$48,789	$5,439	$2,315,360
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2016		2015
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$135,330		$137,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,655		11,177
Provision for depreciation and amortization	20,689		21,287
Amortization of investment security premiums, net	16,014		17,797
Investment securities (gains) losses, net (A)	1,739		(8,178)
Net gains on sales of loans held for sale	(2,994)		(1,234)
Originations of loans held for sale	(70,880)		(50,143)
Proceeds from sales and repayments of loans held for sale	96,352		43,593
Net (increase) decrease in trading securities, excluding unsettled transactions	81,184		(1,310)
Stock-based compensation	6,287		5,252
(Increase) decrease in interest receivable	60		(618)
Increase (decrease) in interest payable	57		(201)
Increase in income taxes payable	73		17,622
Excess tax benefit related to equity compensation plans	(1,904)		(1,662)
Other changes, net	(9,785)		2,842
Net cash provided by operating activities	290,877		193,561
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	2,071		683,202
Proceeds from maturities/pay downs of investment securities (A)	1,109,707		1,323,921
Purchases of investment securities (A)	(414,154)		(1,710,977)
Net increase in loans	(721,274)		(477,902)
Repayments of long-term securities purchased under agreements to resell	50,000		—
Purchases of land, buildings and equipment	(13,649)		(15,523)
Sales of land, buildings and equipment	5,399		3,430
Net cash provided by (used in) investing activities	18,100		(193,849)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(38,985)		34,287
Net increase (decrease) in time open and C.D.'s	267,339		(89,049)
Net decrease in federal funds purchased and short-term securities sold under agreements to repurchase	(331,280)		(196,475)
Repayment of long-term borrowings	(840)		(215)
Additional long-term borrowings	900	—	—
Purchases of treasury stock	(37,462)		(3,575)
Accelerated share repurchase agreements	—		(100,000)
Issuance of stock under equity compensation plans	(2)		1,890
Excess tax benefit related to equity compensation plans	1,904		1,662
Cash dividends paid on common stock	(43,522)		(43,105)
Cash dividends paid on preferred stock	(4,500)		(4,500)
Net cash used in financing activities	(186,448)		(399,080)
Increase (decrease) in cash and cash equivalents	122,529		(399,368)
Cash and cash equivalents at beginning of year	502,719		1,100,717
Cash and cash equivalents at June 30	$625,248		$701,349
(A) Available for sale and non-marketable securities
Income tax payments, net	$59,886		$42,077
Interest paid on deposits and borrowings	$16,532		$13,964
Loans transferred to foreclosed real estate	$861		$2,133
Loans transferred from held for investment to held for sale	$50,360		$—
Settlement of accelerated stock repurchase agreement and receipt of treasury stock	$—		$60,000
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2015 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at June 30, 2016 and December 31, 2015 are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Commercial:
Business	$4,840,248	$4,397,893
Real estate – construction and land	819,896	624,070
Real estate – business	2,399,271	2,355,544
Personal Banking:
Real estate – personal	1,927,340	1,915,953
Consumer	1,939,486	1,924,365
Revolving home equity	408,301	432,981
Consumer credit card	753,166	779,744
Overdrafts	4,180	6,142
Total loans	$13,091,888	$12,436,692

At June 30, 2016, loans of $3.7 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2016 and 2015, respectively, follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$86,027	$66,105	$152,132	$82,086	$69,446	$151,532
Provision	1,569	7,647	9,216	5,720	12,935	18,655
Deductions:
Loans charged off	661	11,984	12,645	2,174	23,761	25,935
Less recoveries on loans	2,263	2,866	5,129	3,566	6,014	9,580
Net loan charge-offs (recoveries)	(1,602)	9,118	7,516	(1,392)	17,747	16,355
Balance June 30, 2016	$89,198	$64,634	$153,832	$89,198	$64,634	$153,832
Balance at beginning of period	$88,906	$64,626	$153,532	$89,622	$66,910	$156,532
Provision	(2,361)	9,118	6,757	(4,113)	15,290	11,177
Deductions:
Loans charged off	1,408	11,297	12,705	2,132	22,873	25,005
Less recoveries on loans	1,192	2,756	3,948	2,952	5,876	8,828
Net loan charge-offs (recoveries)	216	8,541	8,757	(820)	16,997	16,177
Balance June 30, 2015	$86,329	$65,203	$151,532	$86,329	$65,203	$151,532

The following table shows the balance in the allowance for loan losses and the related loan balance at June 30, 2016 and December 31, 2015, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
June 30, 2016
Commercial	$1,571	$49,695	$87,627	$8,009,720
Personal Banking	1,333	21,498	63,301	5,010,975
Total	$2,904	$71,193	$150,928	$13,020,695
December 31, 2015
Commercial	$1,927	$43,027	$80,159	$7,334,480
Personal Banking	1,557	22,287	67,889	5,036,898
Total	$3,484	$65,314	$148,048	$12,371,378

Impaired loans
The table below shows the Company’s investment in impaired loans at June 30, 2016 and December 31, 2015. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 14.

(In thousands)	June 30, 2016	Dec. 31, 2015
Non-accrual loans	$24,524	$26,575
Restructured loans (accruing)	46,669	38,739
Total impaired loans	$71,193	$65,314

The following table provides additional information about impaired loans held by the Company at June 30, 2016 and December 31, 2015, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2016
With no related allowance recorded:
Business	$11,777	$15,217	$—
Real estate – construction and land	2,160	3,462	—
Real estate – business	3,072	3,261	—
Real estate – personal	352	373	—
	$17,361	$22,313	$—
With an allowance recorded:
Business	$24,905	$25,639	$1,059
Real estate – construction and land	160	162	7
Real estate – business	7,621	9,145	505
Real estate – personal	7,419	10,310	694
Consumer	5,596	5,596	68
Revolving home equity	400	447	21
Consumer credit card	7,731	7,731	550
	$53,832	$59,030	$2,904
Total	$71,193	$81,343	$2,904
December 31, 2015
With no related allowance recorded:
Business	$9,330	$11,777	$—
Real estate – construction and land	2,961	8,956	—
Real estate – business	4,793	6,264	—
Real estate – personal	373	373	—
	$17,457	$27,370	$—
With an allowance recorded:
Business	$18,227	$20,031	$1,119
Real estate – construction and land	1,227	2,804	63
Real estate – business	6,489	9,008	745
Real estate – personal	7,667	10,530	831
Consumer	5,599	5,599	63
Revolving home equity	704	852	67
Consumer credit card	7,944	7,944	596
	$47,857	$56,768	$3,484
Total	$65,314	$84,138	$3,484

Total average impaired loans for the three and six month periods ended June 30, 2016 and 2015, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended June 30, 2016
Non-accrual loans	$22,098	$4,461	$26,559
Restructured loans (accruing)	28,775	17,297	46,072
Total	$50,873	$21,758	$72,631
For the six months ended June 30, 2016
Non-accrual loans	$21,551	$4,542	$26,093
Restructured loans (accruing)	27,977	17,499	45,476
Total	$49,528	$22,041	$71,569
For the three months ended June 30, 2015
Non-accrual loans	$25,063	$5,948	$31,011
Restructured loans (accruing)	14,254	18,968	33,222
Total	$39,317	$24,916	$64,233
For the six months ended June 30, 2015
Non-accrual loans	$28,155	$6,102	$34,257
Restructured loans (accruing)	18,245	19,176	37,421
Total	$46,400	$25,278	$71,678

The table below shows interest income recognized during the three and six month periods ended June 30, 2016 and 2015, respectively, for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 14.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
Interest income recognized on impaired loans:
Business	$236	$42	$472	$84
Real estate – construction and land	3	42	5	84
Real estate – business	56	15	112	30
Real estate – personal	42	48	84	96
Consumer	89	85	177	169
Revolving home equity	4	6	7	11
Consumer credit card	159	179	318	357
Total	$589	$417	$1,175	$831

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2016 and December 31, 2015.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2016
Commercial:
Business	$4,815,328	$11,924	$280	$12,716	$4,840,248
Real estate – construction and land	815,890	1,836	—	2,170	819,896
Real estate – business	2,388,292	3,743	2,000	5,236	2,399,271
Personal Banking:
Real estate – personal	1,913,469	7,083	2,495	4,293	1,927,340
Consumer	1,919,044	17,896	2,546	—	1,939,486
Revolving home equity	403,831	2,993	1,368	109	408,301
Consumer credit card	737,946	8,017	7,203	—	753,166
Overdrafts	3,917	263	—	—	4,180
Total	$12,997,717	$53,755	$15,892	$24,524	$13,091,888
December 31, 2015
Commercial:
Business	$4,384,149	$2,306	$564	$10,874	$4,397,893
Real estate – construction and land	617,838	3,142	—	3,090	624,070
Real estate – business	2,340,919	6,762	—	7,863	2,355,544
Personal Banking:
Real estate – personal	1,901,330	7,117	3,081	4,425	1,915,953
Consumer	1,903,389	18,273	2,703	—	1,924,365
Revolving home equity	427,998	2,641	2,019	323	432,981
Consumer credit card	762,750	8,894	8,100	—	779,744
Overdrafts	5,834	308	—	—	6,142
Total	$12,344,207	$49,443	$16,467	$26,575	$12,436,692

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
June 30, 2016
Pass	$4,702,346	$808,815	$2,318,106	$7,829,267
Special mention	66,786	8,561	24,770	100,117
Substandard	58,400	350	51,159	109,909
Non-accrual	12,716	2,170	5,236	20,122
Total	$4,840,248	$819,896	$2,399,271	$8,059,415
December 31, 2015
Pass	$4,278,857	$618,788	$2,281,565	$7,179,210
Special mention	49,302	1,033	15,009	65,344
Substandard	58,860	1,159	51,107	111,126
Non-accrual	10,874	3,090	7,863	21,827
Total	$4,397,893	$624,070	$2,355,544	$7,377,507

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At June 30, 2016, these were comprised of $259.7 million in personal real estate loans, or 5.2% of the Personal Banking portfolio, compared to $257.8 million at December 31, 2015. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2016 and December 31, 2015 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2016
FICO score:
Under 600	1.5%	4.3%	1.3%	4.0%
600 - 659	2.8	8.9	3.9	11.8
660 - 719	9.6	21.6	13.4	31.4
720 - 779	24.4	26.2	28.4	28.0
780 and over	61.7	39.0	53.0	24.8
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2015
FICO score:
Under 600	1.5%	4.5%	1.5%	3.9%
600 - 659	3.0	9.7	3.9	12.0
660 - 719	9.1	21.8	13.6	31.7
720 - 779	25.0	26.4	28.4	27.9
780 and over	61.4	37.6	52.6	24.5
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $61.5 million at June 30, 2016. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $14.8 million at June 30, 2016. Other performing restructured loans totaled $46.7 million at June 30, 2016. These include certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result the loans were classified as troubled debt restructurings. These commercial loans totaled $30.3 million at June 30, 2016. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $7.7 million at June 30, 2016. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At June 30, 2016, these loans totaled $8.3 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at June 30, 2016, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2016	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$35,833	$—
Real estate - construction and land	1,736	—
Real estate - business	5,457	—
Personal Banking:
Real estate - personal	4,823	683
Consumer	5,619	57
Revolving home equity	291	33
Consumer credit card	7,731	504
Total restructured loans	$61,490	$1,277

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $970 thousand on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $11.6 million at June 30, 2016 to lend additional funds to borrowers with restructured loans.

Loans held for sale
Beginning January 1, 2015, certain long-term fixed rate personal real estate loan originations have been designated as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. At June 30, 2016, the fair value of these loans was $7.1 million, and the unpaid principal balance was $6.8 million.

Beginning in the third quarter of 2015, the Company has designated certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans at various times while the student is attending school or shortly after graduation. At June 30, 2016, the balance of these loans was $5.3 million. These loans are carried at lower of cost or fair value.

In March 2016, the Company designated certain loans secured by automobiles, totaling $50.4 million, as held for sale. This amount approximated nearly 5% of the total auto loan portfolio and was initiated in order to rebalance the auto loan portfolio in relation to the Company's other loan categories. The group of loans held for sale are representative of the overall auto loan portfolio. The loans are being marketed to other financial institutions such as regional banks and credit unions, and in June 2016, loans of $21.8 million were sold and a gain of $114 thousand was recorded, bringing the balance at June 30, 2016 to $20.8 million. These loans are carried at lower of cost or fair value.

At June 30, 2016, none of the loans held for sale were on non-accrual status, and $22 thousand were 90 days past due and still accruing. Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan's contractual interest rate. Gains and losses in fair value resulting from the application of the fair value option, or lower of cost or fair value accounting, are recognized in loan fees and sales in the consolidated statements of income.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $1.6 million and $2.8 million at June 30, 2016 and December 31, 2015, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.8 million and $3.3 million at June 30, 2016 and December 31, 2015, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities

Investment securities, at fair value, consisted of the following at June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	Dec. 31, 2015
Available for sale	$9,221,346	$9,777,004
Trading	30,512	11,890
Non-marketable	111,931	112,786
Total investment securities	$9,363,789	$9,901,680

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. The available for sale and the trading portfolios are carried at fair value. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $46.9 million at June 30, 2016 and $46.8 million at December 31, 2015. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $64.7 million at June 30, 2016 and $65.6 million at December 31, 2015. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2016 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$59,365	$59,898
After 1 but within 5 years	499,992	517,665
After 5 but within 10 years	105,802	109,977
After 10 years	35,642	33,379
Total U.S. government and federal agency obligations	700,801	720,919
Government-sponsored enterprise obligations:
Within 1 year	81,208	81,302
After 1 but within 5 years	452,204	459,978
After 5 but within 10 years	14,988	15,260
After 10 years	5,630	5,637
Total government-sponsored enterprise obligations	554,030	562,177
State and municipal obligations:
Within 1 year	135,577	136,305
After 1 but within 5 years	642,897	662,010
After 5 but within 10 years	923,727	971,348
After 10 years	61,917	64,198
Total state and municipal obligations	1,764,118	1,833,861
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,509,991	2,589,915
Non-agency mortgage-backed securities	814,917	831,616
Asset-backed securities	2,293,845	2,298,725
Total mortgage and asset-backed securities	5,618,753	5,720,256
Other debt securities:
Within 1 year	5,996	6,052
After 1 but within 5 years	88,771	90,755
After 5 but within 10 years	222,737	231,176
After 10 years	11,588	11,281
Total other debt securities	329,092	339,264
Equity securities	5,678	44,869
Total available for sale investment securities	$8,972,472	$9,221,346

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $400.5 million, at fair value, at June 30, 2016. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in equity securities is common and preferred stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $44.8 million at June 30, 2016.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
U.S. government and federal agency obligations	$700,801	$22,381	$(2,263)	$720,919
Government-sponsored enterprise obligations	554,030	8,147	—	562,177
State and municipal obligations	1,764,118	70,435	(692)	1,833,861
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,509,991	79,952	(28)	2,589,915
Non-agency mortgage-backed securities	814,917	16,803	(104)	831,616
Asset-backed securities	2,293,845	15,664	(10,784)	2,298,725
Total mortgage and asset-backed securities	5,618,753	112,419	(10,916)	5,720,256
Other debt securities	329,092	10,546	(374)	339,264
Equity securities	5,678	39,191	—	44,869
Total	$8,972,472	$263,119	$(14,245)	$9,221,346
December 31, 2015
U.S. government and federal agency obligations	$729,846	$5,051	$(7,821)	$727,076
Government-sponsored enterprise obligations	794,912	2,657	(4,546)	793,023
State and municipal obligations	1,706,635	37,061	(1,739)	1,741,957
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,579,031	47,856	(8,606)	2,618,281
Non-agency mortgage-backed securities	879,186	8,596	(7,819)	879,963
Asset-backed securities	2,660,201	1,287	(17,107)	2,644,381
Total mortgage and asset-backed securities	6,118,418	57,739	(33,532)	6,142,625
Other debt securities	335,925	377	(4,982)	331,320
Equity securities	5,678	35,325	—	41,003
Total	$9,691,414	$138,210	$(52,620)	$9,777,004

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2016, the fair value of securities on this watch list was $78.9 million compared to $95.8 million at December 31, 2015.

As of June 30, 2016, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $37.1 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.4 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at June 30, 2016 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	17%	-	52%
Credit support	0%	-	27%
Loss severity	18%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Six Months Ended June 30
(In thousands)	2016	2015
Cumulative OTTI credit losses at January 1	$14,129	$13,734
Credit losses on debt securities for which impairment was not previously recognized	—	76
Credit losses on debt securities for which impairment was previously recognized	270	407
Increase in expected cash flows that are recognized over remaining life of security	(37)	(51)
Cumulative OTTI credit losses at June 30	$14,362	$14,166

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
U.S. government and federal agency obligations	$—	$—	$33,379	$2,263	$33,379	$2,263
State and municipal obligations	17,375	334	9,478	358	26,853	692
Mortgage and asset-backed securities:
Agency mortgage-backed securities	14,257	22	2,611	6	16,868	28
Non-agency mortgage-backed securities	3,790	2	57,411	102	61,201	104
Asset-backed securities	529,895	6,782	189,558	4,002	719,453	10,784
Total mortgage and asset-backed securities	547,942	6,806	249,580	4,110	797,522	10,916
Other debt securities	—	—	19,685	374	19,685	374
Total	$565,317	$7,140	$312,122	$7,105	$877,439	$14,245
December 31, 2015
U.S. government and federal agency obligations	$491,998	$3,098	$31,012	$4,723	$523,010	$7,821
Government-sponsored enterprise obligations	157,830	1,975	110,250	2,571	268,080	4,546
State and municipal obligations	66,998	544	31,120	1,195	98,118	1,739
Mortgage and asset-backed securities:
Agency mortgage-backed securities	530,035	2,989	291,902	5,617	821,937	8,606
Non-agency mortgage-backed securities	653,603	7,059	54,536	760	708,139	7,819
Asset-backed securities	2,207,922	12,492	223,311	4,615	2,431,233	17,107
Total mortgage and asset-backed securities	3,391,560	22,540	569,749	10,992	3,961,309	33,532
Other debt securities	244,452	3,687	25,218	1,295	269,670	4,982
Total	$4,352,838	$31,844	$767,349	$20,776	$5,120,187	$52,620

The total available for sale portfolio consisted of approximately 2,000 individual securities at June 30, 2016. The portfolio included 145 securities, having an aggregate fair value of $877.4 million, that were in an unrealized loss position at June 30, 2016, compared to 466 securities, with a fair value of $5.1 billion, at December 31, 2015. The total amount of unrealized losses on these securities decreased $38.4 million to $14.2 million at June 30, 2016, largely due to a lower rate environment. At June 30, 2016, the fair value of securities in an unrealized loss position for 12 months or longer totaled $312.1 million, or 3.4% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $692 thousand at June 30, 2016, most of which related to auction rate securities. This portfolio totaled $1.8 billion at fair value, or 19.9% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and the Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2016	2015
Proceeds from sales of available for sale securities	$—	$675,870
Proceeds from sales of non-marketable securities	2,071	7,332
Total proceeds	$2,071	$683,202
Available for sale:
Gains realized on sales	$—	$2,813
Other-than-temporary impairment recognized on debt securities	(270)	(483)
Non-marketable:
Gains realized on sales	2,260	1,673
Fair value adjustments, net	(3,729)	4,175
Investment securities gains (losses), net	$(1,739)	$8,178

At June 30, 2016, securities totaling $4.6 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $583.2 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2016				December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(26,900)	$—	$4,370	$31,270	$(26,239)	$—	$5,031
Mortgage servicing rights	4,821	(2,599)	(31)	2,191	4,638	(2,971)	(29)	1,638
Total	$36,091	$(29,499)	$(31)	$6,561	$35,908	$(29,210)	$(29)	$6,669

Aggregate amortization expense on intangible assets was $399 thousand and $472 thousand for the three month periods ended June 30, 2016 and 2015, respectively, and $794 thousand and $945 thousand for the six month periods ended June 30, 2016 and 2015, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2016. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2016	$1,527
2017	1,162
2018	892
2019	737
2020	602

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2016 is as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2016	$138,921	$5,031	$1,638
Originations	—	—	688
Amortization	—	(661)	(133)
Impairment	—	—	(2)
Balance June 30, 2016	$138,921	$4,370	$2,191

Goodwill allocated to the Company’s operating segments at June 30, 2016 and December 31, 2015 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2016, that net liability was $2.6 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $359.0 million at June 30, 2016.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2016, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At June 30, 2016, the fair value of the Company's guarantee liabilities for RPAs was $289 thousand, and the notional amount of the underlying swaps was $58.0 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
Service cost - benefits earned during the period	$138	$126	$271	$252
Interest cost on projected benefit obligation	1,005	1,216	1,972	2,432
Expected return on plan assets	(1,439)	(1,523)	(2,876)	(3,046)
Amortization of prior service cost	(67)	—	(135)	—
Amortization of unrecognized net loss	642	654	1,293	1,309
Net periodic pension cost	$279	$473	$525	$947

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first six months of 2016, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2016.

Effective January 1, 2016, the Company changed the method used to estimate the interest cost component of net periodic pension cost for its defined benefit pension plan. Prior to the change, the interest cost component was estimated by utilizing a single weighted average discount rate derived from the yield curve used to measure the projected benefit obligation. Under the new method, the interest cost component is estimated by applying the specific annual spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. This change provides a more precise measurement of the interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The Company accounted for this change prospectively as a change in accounting estimate. The change resulted in a decrease of approximately $851 thousand in the estimated annual net periodic pension cost for 2016.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2016	2015	2016	2015
Basic income per common share:
Net income available to common shareholders	$67,643	$72,103	$130,767	$130,908
Less income allocated to nonvested restricted stock	940	997	1,834	1,793
Net income allocated to common stock	$66,703	$71,106	$128,933	$129,115
Weighted average common shares outstanding	95,382	99,099	95,474	99,573
Basic income per common share	$.70	$.72	$1.35	$1.30
Diluted income per common share:
Net income available to common shareholders	$67,643	$72,103	$130,767	$130,908
Less income allocated to nonvested restricted stock	938	995	1,831	1,789
Net income allocated to common stock	$66,705	$71,108	$128,936	$129,119
Weighted average common shares outstanding	95,382	99,099	95,474	99,573
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	249	338	232	327
Weighted average diluted common shares outstanding	95,631	99,437	95,706	99,900
Diluted income per common share	$.70	$.72	$1.35	$1.30

Unexercised stock options and stock appreciation rights of 198 thousand and 377 thousand were excluded in the computation of diluted income per common share for the six month periods ended June 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.
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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2016	$3,316	$49,750	$(20,596)	$32,470
Other comprehensive income (loss) before reclassifications	(911)	163,925	—	163,014
Amounts reclassified from accumulated other comprehensive income	270	—	1,158	1,428
Current period other comprehensive income (loss), before tax	(641)	163,925	1,158	164,442
Income tax (expense) benefit	243	(62,291)	(440)	(62,488)
Current period other comprehensive income (loss), net of tax	(398)	101,634	718	101,954
Balance June 30, 2016	$2,918	$151,384	$(19,878)	$134,424
Balance January 1, 2015	$3,791	$81,310	$(23,008)	$62,093
Other comprehensive income (loss) before reclassifications	(449)	(19,988)	—	(20,437)
Amounts reclassified from accumulated other comprehensive income	483	(2,813)	1,309	(1,021)
Current period other comprehensive income (loss), before tax	34	(22,801)	1,309	(21,458)
Income tax (expense) benefit	(13)	8,664	(497)	8,154
Current period other comprehensive income (loss), net of tax	21	(14,137)	812	(13,304)
Reclassification for securities for which impairment was not previously recognized	43	(43)	—	—
Balance June 30, 2015	$3,855	$67,130	$(22,196)	$48,789
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2016
Net interest income	$67,221	$77,104	$10,947	$155,272	$16,557	$171,829
Provision for loan losses	(8,775)	1,468	(9)	(7,316)	(1,900)	(9,216)
Non-interest income	33,040	48,289	36,619	117,948	(1,378)	116,570
Investment securities losses, net	—	—	—	—	(744)	(744)
Non-interest expense	(70,560)	(70,779)	(28,300)	(169,639)	(7,450)	(177,089)
Income before income taxes	$20,926	$56,082	$19,257	$96,265	$5,085	$101,350
Six Months Ended June 30, 2016
Net interest income	$133,791	$153,015	$21,822	$308,628	$26,976	$335,604
Provision for loan losses	(17,500)	1,487	(115)	(16,128)	(2,527)	(18,655)
Non-interest income	62,936	99,408	71,021	233,365	2,229	235,594
Investment securities losses, net	—	—	—	—	(1,739)	(1,739)
Non-interest expense	(139,536)	(140,536)	(56,840)	(336,912)	(17,650)	(354,562)
Income before income taxes	$39,691	$113,374	$35,888	$188,953	$7,289	$196,242
Three Months Ended June 30, 2015
Net interest income	$66,516	$73,112	$10,752	$150,380	$13,277	$163,657
Provision for loan losses	(8,572)	(201)	1	(8,772)	2,015	(6,757)
Non-interest income	29,751	49,618	34,878	114,247	(12)	114,235
Investment securities gains, net	—	—	—	—	2,143	2,143
Non-interest expense	(67,590)	(65,614)	(26,980)	(160,184)	(5,279)	(165,463)
Income before income taxes	$20,105	$56,915	$18,651	$95,671	$12,144	$107,815
Six Months Ended June 30, 2015
Net interest income	$132,180	$144,223	$21,494	$297,897	$11,898	$309,795
Provision for loan losses	(16,895)	676	8	(16,211)	5,034	(11,177)
Non-interest income	56,363	97,199	68,537	222,099	(1,290)	220,809
Investment securities gains, net	—	—	—	—	8,178	8,178
Non-interest expense	(134,282)	(130,384)	(54,250)	(318,916)	(10,392)	(329,308)
Income before income taxes	$37,366	$111,714	$35,789	$184,869	$13,428	$198,297

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

(In thousands)	June 30, 2016	December 31, 2015
Interest rate swaps	$1,293,615	$1,020,310
Interest rate caps	62,969	66,118
Credit risk participation agreements	64,510	62,456
Foreign exchange contracts	4,705	15,535
Mortgage loan commitments	18,420	8,605
Mortgage loan forward sale contracts	3,636	642
Forward TBA contracts	19,500	11,000
Total notional amount	$1,467,355	$1,184,666

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

The banking customer counterparties are engaged in a variety of businesses, including real estate and building materials, manufacturing, education, communications, retail product distribution, and retirement communities. At June 30, 2016, the largest potential loss exposures were in the groups related to real estate, distribution, and retirement communities. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $16.9 million (real estate), $4.0 million (distribution), and $3.6 million (retirement communities) at June 30, 2016.

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

	Asset Derivatives		Liability Derivatives
	June 30, 2016	Dec. 31, 2015	June 30, 2016	Dec. 31, 2015
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$34,405	$11,993	$(34,415)	$(11,993)
Interest rate caps	31	73	(31)	(73)
Credit risk participation agreements	1	1	(289)	(195)
Foreign exchange contracts	24	437	(9)	(430)
Mortgage loan commitments	790	263	—	—
Mortgage loan forward sale contracts	4	—	(4)	—
Forward TBA contracts	—	4	(258)	(38)
Total	$35,255	$12,771	$(35,006)	$(12,729)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2016	2015	2016	2015
Derivative instruments:
Interest rate swaps	Other non-interest income	$769	$1,627	$2,995	$2,810
Credit risk participation agreements	Other non-interest income	(23)	75	(58)	48
Foreign exchange contracts	Other non-interest income	57	761	8	322
Mortgage loan commitments	Loan fees and sales	19	(63)	527	345
Mortgage loan forward sale contracts	Loan fees and sales	1	4	—	1
Forward TBA contracts	Loan fees and sales	(397)	390	(726)	385
Total		$426	$2,794	$2,746	$3,911

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

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At June 30, 2016, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $34.4 million, and had posted securities with a fair value of $5.6 million and cash totaling $35.9 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
June 30, 2016
Assets:
Derivatives subject to master netting agreements	$34,437	$—	$34,437	$(31)	$—	$34,406
Derivatives not subject to master netting agreements	818	—	818
Total derivatives	35,255	—	35,255
Liabilities:
Derivatives subject to master netting agreements	$34,993	$—	$34,993	$(31)	$(33,218)	$1,744
Derivatives not subject to master netting agreements	13	—	13
Total derivatives	35,006	—	35,006
December 31, 2015
Assets:
Derivatives subject to master netting agreements	$12,071	$—	$12,071	$(94)	$—	$11,977
Derivatives not subject to master netting agreements	700	—	700
Total derivatives	12,771	—	12,771
Liabilities:
Derivatives subject to master netting agreements	$12,299	$—	$12,299	$(94)	$(10,927)	$1,278
Derivatives not subject to master netting agreements	430	—	430
Total derivatives	12,729	—	12,729

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $550.0 million at both June 30, 2016 and December 31, 2015. At June 30, 2016, the Company had posted collateral of $577.6 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $570.2 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
June 30, 2016
Total resale agreements, subject to master netting arrangements	$1,375,000	$(550,000)	$825,000	$—	$(825,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,150,462	(550,000)	1,600,462	—	(1,600,462)	—
December 31, 2015
Total resale agreements, subject to master netting arrangements	$1,425,000	$(550,000)	$875,000	$—	$(875,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,956,582	(550,000)	1,406,582	—	(1,406,582)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2016 and December 31, 2015, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2016
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$235,265	$—	$300,000	$535,265
Government-sponsored enterprise obligations	257,607	—	—	257,607
Agency mortgage-backed securities	377,702	2,337	250,000	630,039
Asset-backed securities	642,551	85,000	—	727,551
Total repurchase agreements, gross amount recognized	$1,513,125	$87,337	$550,000	$2,150,462
December 31, 2015
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$210,346	$—	$300,000	$510,346
Government-sponsored enterprise obligations	356,970	—	24,096	381,066
Agency mortgage-backed securities	579,974	2,292	225,904	808,170
Asset-backed securities	212,000	45,000	—	257,000
Total repurchase agreements, gross amount recognized	$1,359,290	$47,292	$550,000	$1,956,582

12. Stock-Based Compensation

The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $2.9 million and $2.5 million in the three month periods ended June 30, 2016 and 2015, respectively, and $6.3 million and $5.3 million in the six months ended June 30, 2016 and 2015, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2016, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	1,384,417	$34.38
Granted	209,347	41.81
Vested	(234,655)	30.45
Forfeited	(23,840)	36.36
Nonvested at June 30, 2016	1,335,269	$36.20

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

Weighted per share average fair value at grant date	$7.49
Assumptions:
Dividend yield	2.2%
Volatility	21.2%
Risk-free interest rate	1.8%
Expected term	7.2 years

A summary of SAR activity during the first six months of 2016 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,588,457	$33.74
Granted	251,982	41.35
Forfeited	(11,714)	37.55
Expired	(859)	37.59
Exercised	(347,100)	31.48
Outstanding at June 30, 2016	1,480,766	$35.53	5.5 years	$18,313

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

The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value of Financial Instruments note in the Company's 2015 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the June 30, 2016 and December 31, 2015 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2016 or the year ended December 31, 2015.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets:
Residential mortgage loans held for sale	$7,094	$—	$7,094	$—
Available for sale securities:
U.S. government and federal agency obligations	720,919	720,919	—	—
Government-sponsored enterprise obligations	562,177	—	562,177	—
State and municipal obligations	1,833,861	—	1,816,182	17,679
Agency mortgage-backed securities	2,589,915	—	2,589,915	—
Non-agency mortgage-backed securities	831,616	—	831,616	—
Asset-backed securities	2,298,725	—	2,298,725	—
Other debt securities	339,264	—	339,264	—
Equity securities	44,869	22,047	22,822	—
Trading securities	30,512	—	30,512	—
Private equity investments	62,813	—	—	62,813
Derivatives *	35,255	—	34,464	791
Assets held in trust for deferred compensation plan	9,701	9,701	—	—
Total assets	9,366,721	752,667	8,532,771	81,283
Liabilities:
Derivatives *	35,006	—	34,717	289
Liabilities held in trust for deferred compensation plan	9,701	9,701	—	—
Total liabilities	$44,707	$9,701	$34,717	$289
December 31, 2015
Assets:
Residential mortgage loans held for sale	$4,981	$—	$4,981	$—
Available for sale securities:
U.S. government and federal agency obligations	727,076	727,076	—	—
Government-sponsored enterprise obligations	793,023	—	793,023	—
State and municipal obligations	1,741,957	—	1,724,762	17,195
Agency mortgage-backed securities	2,618,281	—	2,618,281	—
Non-agency mortgage-backed securities	879,963	—	879,963	—
Asset-backed securities	2,644,381	—	2,644,381	—
Other debt securities	331,320	—	331,320	—
Equity securities	41,003	20,263	20,740	—
Trading securities	11,890	—	11,890	—
Private equity investments	63,032	—	—	63,032
Derivatives *	12,771	—	12,507	264
Assets held in trust for deferred compensation plan	9,278	9,278	—	—
Total assets	9,878,956	756,617	9,041,848	80,491
Liabilities:
Derivatives *	12,729	—	12,534	195
Liabilities held in trust for deferred compensation plan	9,278	9,278	—	—
Total liabilities	$22,007	$9,278	$12,534	$195
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2016
Balance March 31, 2016	$17,209	$67,432	$506	$85,147
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,810)	(4)	(2,814)
Included in other comprehensive income *	401	—	—	401
Discount accretion	69	—	—	69
Purchases of private equity investments	—	575	—	575
Sale/pay down of private equity investments	—	(2,398)	—	(2,398)
Capitalized interest/dividends	—	14	—	14
Balance June 30, 2016	$17,679	$62,813	$502	$80,994
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2016	$—	$(2,810)	$767	$(2,043)
For the six months ended June 30, 2016
Balance January 1, 2016	$17,195	$63,032	$69	$80,296
Total gains or losses (realized/unrealized):
Included in earnings	—	(3,724)	469	(3,255)
Included in other comprehensive income *	502	—	—	502
Investment securities called	(100)	—	—	(100)
Discount accretion	82	—	—	82
Purchases of private equity investments	—	5,841	—	5,841
Sale/pay down of private equity investments	—	(2,398)	—	(2,398)
Capitalized interest/dividends	—	62	—	62
Sale of risk participation agreement	—	—	(36)	(36)
Balance June 30, 2016	$17,679	$62,813	$502	$80,994
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2016	$—	$(3,724)	$732	$(2,992)
For the three months ended June 30, 2015
Balance March 31, 2015	$93,271	$61,162	$158	$154,591
Total gains or losses (realized/unrealized):
Included in earnings	—	875	12	887
Included in other comprehensive income *	(352)	—	—	(352)
Discount accretion	21	—	—	21
Purchases of private equity investments	—	1,437	—	1,437
Sale/pay down of private equity investments	—	(4,800)	—	(4,800)
Capitalized interest/dividends	—	52	—	52
Balance June 30, 2015	$92,940	$58,726	$170	$151,836
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2015	$—	$875	$420	$1,295
For the six months ended June 30, 2015
Balance January 1, 2015	$95,143	$57,581	$(223)	$152,501
Total gains or losses (realized/unrealized):
Included in earnings	—	4,175	393	4,568
Included in other comprehensive income *	(354)	—	—	(354)
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	151	—	—	151
Purchases of private equity investments	—	1,653	—	1,653
Sale/pay down of private equity investments	—	(4,800)	—	(4,800)
Capitalized interest/dividends	—	117	—	117
Balance June 30, 2015	$92,940	$58,726	$170	$151,836
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2015	$—	$4,175	$393	$4,568
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2016
Total gains or losses included in earnings	$19	$(23)	$(2,810)	$(2,814)
Change in unrealized gains or losses relating to assets still held at June 30, 2016	$790	$(23)	$(2,810)	$(2,043)
For the six months ended June 30, 2016
Total gains or losses included in earnings	$527	$(58)	$(3,724)	$(3,255)
Change in unrealized gains or losses relating to assets still held at June 30, 2016	$790	$(58)	$(3,724)	$(2,992)
For the three months ended June 30, 2015
Total gains or losses included in earnings	$(63)	$75	$875	$887
Change in unrealized gains or losses relating to assets still held at June 30, 2015	$345	$75	$875	$1,295
For the six months ended June 30, 2015
Total gains or losses included in earnings	$345	$48	$4,175	$4,568
Change in unrealized gains or losses relating to assets still held at June 30, 2015	$345	$48	$4,175	$4,568

Level 3 Inputs

The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $17.7 million at June 30, 2016, while private equity investments, included in non-marketable securities, totaled $62.8 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	2.3%	-	3.4%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5
Mortgage loan commitments	Discounted cash flow	Probability of funding	59.4%	-	95.6%	78.9%
		Embedded servicing value	.9%	-	1.0%	1.0%

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first six months of 2016 and 2015, and still held as of June 30, 2016 and 2015, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2016 and 2015.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30, 2016
June 30, 2016
Collateral dependent impaired loans	$5,001	$—	$—	$5,001	$(1,491)
Mortgage servicing rights	2,191	—	—	2,191	(2)
Foreclosed assets	28	—	—	28	(10)
Long-lived assets	1,871	—	—	1,871	(956)

June 30, 2015
Collateral dependent impaired loans	$3,897	$—	$—	$3,897	$(1,340)
Mortgage servicing rights	1,242	—	—	1,242	53
Foreclosed assets	608	—	—	608	(162)
Long-lived assets	2,425	—	—	2,425	(1,667)

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

The methods and inputs used in the estimation of fair value for the financial instruments in the table below are discussed in the Fair Value Measurements and the Fair Value of Financial Instruments notes in the Company's 2015 Annual Report on Form 10-K. There have been no significant changes in these methods and inputs since December 31, 2015.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	June 30, 2016		December 31, 2015
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,840,248	$4,902,110	$4,397,893	$4,421,237
Real estate - construction and land	Level 3	819,896	829,857	624,070	633,083
Real estate - business	Level 3	2,399,271	2,448,134	2,355,544	2,387,101
Real estate - personal	Level 3	1,927,340	1,976,674	1,915,953	1,940,863
Consumer	Level 3	1,939,486	1,943,943	1,924,365	1,916,747
Revolving home equity	Level 3	408,301	410,995	432,981	434,607
Consumer credit card	Level 3	753,166	769,991	779,744	793,428
Overdrafts	Level 3	4,180	4,180	6,142	6,142
Loans held for sale	Level 2	33,254	33,337	7,607	7,607
Investment securities:
Available for sale	Level 1	742,966	742,966	747,339	747,339
Available for sale	Level 2	8,460,701	8,460,701	9,012,470	9,012,470
Available for sale	Level 3	17,679	17,679	17,195	17,195
Trading	Level 2	30,512	30,512	11,890	11,890
Non-marketable	Level 3	111,931	111,931	112,786	112,786
Federal funds sold	Level 1	13,725	13,725	14,505	14,505
Securities purchased under agreements to resell	Level 3	825,000	833,366	875,000	879,546
Interest earning deposits with banks	Level 1	183,223	183,223	23,803	23,803
Cash and due from banks	Level 1	428,300	428,300	464,411	464,411
Derivative instruments	Level 2	34,464	34,464	12,507	12,507
Derivative instruments	Level 3	791	791	264	264
Assets held in trust for deferred compensation plan	Level 1	9,701	9,701	9,278	9,278
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,906,265	$6,906,265	$7,146,398	$7,146,398
Savings, interest checking and money market deposits	Level 1	10,978,734	10,978,734	10,834,746	10,834,746
Time open and certificates of deposit	Level 3	2,265,048	2,264,742	1,997,709	1,993,521
Federal funds purchased	Level 1	31,810	31,810	556,970	556,970
Securities sold under agreements to repurchase	Level 3	1,600,462	1,600,553	1,406,582	1,406,670
Other borrowings	Level 3	103,878	107,967	103,818	108,542
Derivative instruments	Level 2	34,717	34,717	12,534	12,534
Derivative instruments	Level 3	289	289	195	195
Liabilities held in trust for deferred compensation plan	Level 1	9,701	9,701	9,278	9,278

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

The Company has various other legal proceedings pending at June 30, 2016, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2015 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015		2016	2015
Per Share Data
Net income per common share — basic	$.70	$.72	*	$1.35	$1.30	*
Net income per common share — diluted	.70	.72	*	1.35	1.30	*
Cash dividends on common stock	.225	.214	*	.450	.429	*
Book value per common share				24.67	22.15	*
Market price				47.90	44.54	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	63.45%	60.75%		63.13%	60.24%
Non-interest bearing deposits to total deposits	33.83	34.92		34.13	34.61
Equity to loans (1)	19.15	20.33		19.15	20.47
Equity to deposits	12.15	12.35		12.09	12.33
Equity to total assets	10.13	10.05		9.99	10.05
Return on total assets	1.15	1.26		1.11	1.15
Return on common equity	11.69	12.91		11.44	11.81
(Based on end-of-period data)
Non-interest income to revenue (2)	40.42	41.11		41.25	41.61
Efficiency ratio (3)	61.27	59.39		61.93	61.89
Tier I common risk-based capital ratio				11.50	11.76
Tier I risk-based capital ratio				12.29	12.62
Total risk-based capital ratio				13.23	13.62
Tangible common equity to tangible assets ratio (4)				9.09	8.58
Tier I leverage ratio				9.36	9.08

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

	June 30
(Dollars in thousands)	2016	2015
Total equity	$2,526,821	$2,315,360
Less non-controlling interest	4,905	5,439
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	4,370	5,736
Total tangible common equity (a)	$2,233,841	$2,020,480
Total assets	$24,709,693	$23,705,935
Less goodwill	138,921	138,921
Less core deposit premium	4,370	5,736
Total tangible assets (b)	$24,566,402	$23,561,278
Tangible common equity to tangible assets ratio (a)/(b)	9.09%	8.58%

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2016	2015	% change	2016	2015	% change
Net interest income	$171,829	$163,657	5.0%	$335,604	$309,795	8.3%
Provision for loan losses	(9,216)	(6,757)	36.4	(18,655)	(11,177)	66.9
Non-interest income	116,570	114,235	2.0	235,594	220,809	6.7
Investment securities gains (losses), net	(744)	2,143	N.M.	(1,739)	8,178	N.M.
Non-interest expense	(177,089)	(165,463)	7.0	(354,562)	(329,308)	7.7
Income taxes	(31,542)	(32,492)	(2.9)	(60,912)	(60,960)	(.1)
Non-controlling interest (expense) income	85	(970)	N.M.	(63)	(1,929)	(96.7)
Net income attributable to Commerce Bancshares, Inc.	69,893	74,353	(6.0)	135,267	135,408	(.1)
Preferred stock dividends	(2,250)	(2,250)	—	(4,500)	(4,500)	—
Net income available to common shareholders	$67,643	$72,103	(6.2)%	$130,767	$130,908	(.1)%

For the quarter ended June 30, 2016, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $69.9 million, a decrease of $4.5 million, or 6.0%, compared to the second quarter of the previous year, and an increase of $4.5 million, or 6.9%, compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.15%, the annualized return on average common equity was 11.69%, and the efficiency ratio was 61.27%. Diluted earnings per common share was $.70, a decrease of 2.8% compared to $.72 per share in the second quarter of 2015 and an increase of 7.7% compared to $.65 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $8.2 million, or 5.0%, mainly due to growth of $8.3 million in interest income on loans and $1.4 million in investment securities, partly offset by an increase of $995 thousand in deposit interest expense. The provision for loan losses totaled $9.2 million for the current quarter, representing an increase of $2.5 million over the second quarter of 2015. Non-interest income increased $2.3 million, or 2.0%, with the largest increases occurring in deposit, trust, and loan fees. Non-interest expense increased $11.6 million, or 7.0%, over the second quarter of 2015, primarily due to increases in salaries and benefits, data processing, and bank card rewards expense. Additionally, in the second quarter of 2015, a recovery on a letter of credit exposure was recorded totaling $2.8 million that did not re-occur in 2016. Net investment securities losses totaled $744 thousand in the current quarter compared to gains of $2.1 million in the same quarter last year. The current quarter losses were mainly comprised of fair value adjustments to the Company's private equity portfolio.

Net income for the first six months of 2016 was $135.3 million, a slight decrease from the same period last year. Diluted earnings per common share was $1.35, an increase of 3.8% compared to $1.30 per share in the same period last year. For the first six months of 2016, the annualized return on average assets was 1.11%, the annualized return on average common equity was 11.44%, and the efficiency ratio was 61.93%. Net interest income increased $25.8 million, or 8.3%, over the same period last year. This growth was largely due to increases of $16.5 million in loan interest income and $11.9 million in investment securities interest income, offset by a $1.6 million increase in deposit interest expense. The provision for loan losses was $18.7 million for the first six months of 2016, up $7.5 million over the same period last year. Non-interest income increased $14.8 million, or 6.7%, over the first six months of last year largely due to growth in deposit, trust, bank card, and loan fees. Non-interest expense increased $25.3 million, or 7.7%, mainly due to higher salaries and benefits expense and data processing and software costs, in addition to the prior year letter of credit recovery mentioned above. Net investment securities losses totaled $1.7 million in the first six months of 2016 compared to net gains of $8.2 million in the first six months of 2015, with the majority of these pertaining to the private equity portfolio.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2016 vs. 2015			Six Months Ended June 30, 2016 vs. 2015
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$3,896	$1,154	$5,050	$7,132	$1,960	$9,092
Real estate - construction and land	3,243	(382)	2,861	5,780	(851)	4,929
Real estate - business	965	(901)	64	1,894	(891)	1,003
Real estate - personal	139	(105)	34	442	(246)	196
Consumer	1,094	(618)	476	3,119	(1,339)	1,780
Revolving home equity	(147)	(17)	(164)	(155)	(104)	(259)
Consumer credit card	112	(423)	(311)	209	(620)	(411)
Total interest on loans	9,302	(1,292)	8,010	18,421	(2,091)	16,330
Loans held for sale	654	(1)	653	772	(5)	767
Investment securities:
U.S. government and federal agency securities	4,142	(4,547)	(405)	285	5,980	6,265
Government-sponsored enterprise obligations	(1,456)	1,978	522	(2,787)	2,069	(718)
State and municipal obligations	(308)	447	139	(671)	1,058	387
Mortgage-backed securities	1,515	(2,180)	(665)	4,661	(3,467)	1,194
Asset-backed securities	(1,183)	2,511	1,328	(2,510)	5,813	3,303
Other securities	673	(101)	572	2,074	(392)	1,682
Total interest on investment securities	3,383	(1,892)	1,491	1,052	11,061	12,113
Federal funds sold and short-term securities purchased under
agreements to resell	(1)	5	4	4	15	19
Long-term securities purchased under agreements to resell	(783)	467	(316)	(1,362)	1,470	108
Interest earning deposits with banks	(46)	75	29	(88)	208	120
Total interest income	12,509	(2,638)	9,871	18,799	10,658	29,457
Interest expense:
Deposits:
Savings	13	3	16	32	9	41
Interest checking and money market	136	109	245	186	210	396
Time open & C.D.'s of less than $100,000	(81)	(28)	(109)	(170)	(77)	(247)
Time open & C.D.'s of $100,000 and over	119	724	843	96	1,323	1,419
Total interest on deposits	187	808	995	144	1,465	1,609
Federal funds purchased and securities sold under
agreements to repurchase	(115)	419	304	(149)	974	825
Other borrowings	(2)	19	17	2,370	(1,979)	391
Total interest expense	70	1,246	1,316	2,365	460	2,825
Net interest income, tax equivalent basis	$12,439	$(3,884)	$8,555	$16,434	$10,198	$26,632

Net interest income in the second quarter of 2016 was $171.8 million, an increase of $8.2 million over the second quarter of 2015. On a tax equivalent (T/E) basis, net interest income totaled $179.6 million in the second quarter of 2016, up $8.6 million over the same period last year and up $8.2 million over the previous quarter.  The increase in net interest income compared to the second quarter of 2015 was mainly due to higher interest on loans of $8.7 million, coupled with higher interest income on investment securities of $1.5 million. The increase in securities interest was mainly due to increased earnings on government-sponsored enterprise obligations of $1.6 million, as a result of early maturity calls on certain securities. Securities interest also includes inflation-related interest on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS), which is tied to the Consumer Price Index. Interest income related to TIPS increased $4.2 million in the first six months of 2016 compared to the same period in 2015, and totaled $3.7 million in the current quarter, negative $1.5 million in the prior quarter and $5.1 million in the second quarter of 2015.  The Company's net yield on earning assets (T/E) was 3.11% in the current quarter, compared to 2.95% in the previous quarter and 3.04% in the second quarter of 2015. Excluding the effects of inflation income and the additional earnings on government-sponsored enterprise obligations, the net yield on earning assets would have been 3.01% in the current quarter, 2.98% in the previous quarter and 2.95% in the second quarter of 2015.

Total interest income (T/E) increased $9.9 million over the second quarter of 2015. Interest income on loans (T/E), including loans held for sale, increased $8.7 million due to an increase of $1.2 billion, or 10.1%, in average loan balances, partly offset by an eight basis point decrease in average rates earned. The higher balances contributed $10.0 million to interest income; however, the lower rates depressed interest income by $1.3 million, resulting in an $8.7 million net increase in interest income. Most of the increase in interest income occurred in the business, construction and consumer loan categories. The largest increase to interest income occurred in business loan interest, which grew $5.1 million due to higher average balances of $556.1 million, or 13.4%, coupled with an 11 basis point increase in the average rate earned. Construction loan interest grew $2.9 million, as average balances increased $357.3 million, or 82.7%, partly offset by a decline of 19 basis points in the average rate earned. Average balances of business real estate loans increased $101.3 million, or 4.4%, while the average rate earned declined 14 basis points and mostly offset the growth in average balances, resulting in a slight increase in interest income. Consumer loan interest totaled $18.8 million, an increase of $1.1 million over the the same period last year. The average balance of consumer loans grew $162.3 million, or 8.9%, partly offset by a decline of nine basis points in the average rate earned. Most of the increase in average consumer loan balances resulted from growth of $197.0 million in auto loans and other consumer loans, partly offset by a decrease of $45.9 million in marine and recreational vehicle (RV) loans, as that portfolio continues to pay down.

Interest income on investment securities (T/E) was $60.1 million during the second quarter of 2016, which was an increase of $1.5 million over the same quarter last year. The increase resulted mainly from increased earnings on government-sponsored enterprise obligations, as a result of early maturity calls on certain securities, coupled with higher interest income on asset-backed and corporate debt securities. Higher interest income on asset-backed securities resulted from an increase of 42 basis points in the average rate earned, partly offset by lower balances of $461.8 million, while growth in interest income on corporate debt securities resulted from both higher balances and rates earned. These increases were partly offset by lower TIPS interest of $1.4 million and lower interest income earned on mortgage-backed securities. The decline in interest income on mortgage-backed securities was mainly due to a 25 basis point decrease in the average rate earned, partly offset by higher balances of $233.4 million. During the current quarter, adjustments to premium amortization expense, due to changes in prepayment speeds on various mortgage and asset-backed securities, were not significant. However, such adjustments increased interest income by $1.2 million in the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments) was $9.4 billion in the second quarter of 2016, compared to $9.6 billion in the second quarter of 2015.

Interest income on long-term securities purchased under agreements to resell decreased $316 thousand from the second quarter of 2015, due to a decrease in average balances invested of $225.0 million, partly offset by higher average rates earned of 24 basis points.

The average tax equivalent yield on total interest earning assets was 3.25% in the second quarter of 2016, up from 3.16% in the second quarter of 2015.

Total interest expense increased $1.3 million compared to the second quarter of 2015, due to a $995 thousand increase in interest expense on interest bearing deposits and a $321 thousand increase in interest expense on borrowings. The increase in deposit expense mainly resulted from a slight increase in overall average rates paid, including a 32 basis point increase in average rates paid on short-term jumbo C.D. balances. Increases of $535.9 million in average money market account balances and $415.3 million in short-term jumbo C.D. balances also contributed to higher deposit expense. Interest expense on borrowings increased due to higher rates paid on federal funds purchased and repurchase agreements, partly offset by lower average balances of repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .22% and .19% in the second quarters of 2016 and 2015, respectively.

Net interest income (T/E) for the first six months of 2016 was $351.0 million compared to $324.4 million for the same period in 2015. For the first six months of 2016, the net interest margin was 3.03% compared to 2.90% for the first six months of 2015.

Total interest income (T/E) for the first six months of 2016 increased $29.5 million over the same period last year, due to higher interest income on loans and investment securities. Loan interest income (T/E), including loans held for sale, rose $17.1 million due to a $1.1 billion increase in total average loan balances, but was partly offset by a nine basis point decline in the average rate earned. Most of the increase in loan interest occurred in the business, construction and consumer loan categories. The growth in interest income on investment securities (T/E) was mainly due to a 27 basis point increase in the average rate earned. Increased earnings were recorded for U.S. government and federal agency securities, due to higher TIPS interest of $4.2 million. In addition, interest earned on asset-backed, corporate debt and mortgage-backed securities increased $3.3 million, $2.0 million, and $1.2 million, respectively. Interest income on long-term resell agreements grew $108 thousand due to higher average rates earned, partly offset by lower average balances.

Total interest expense for the first six months of 2016 increased $2.8 million compared to last year. Interest expense on interest bearing deposits increased $1.6 million, mainly due to a slight increase in overall average rates paid, in addition to higher average money market account balances and short-term jumbo C.D. balances. Interest expense on borrowings also increased $1.2 million, mainly due to higher rates paid on federal funds purchased and repurchase agreements, partly offset by lower average balances of repurchase agreements. Interest expense on FHLB borrowings also increased, due to higher short-term borrowings outstanding during the first quarter of 2016. The overall cost of total interest bearing liabilities increased to .22% compared to .19% in the same period in the prior year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2016	2015	% change	2016	2015	% change
Bank card transaction fees	$45,065	$45,672	(1.3)%	$89,535	$87,971	1.8%
Trust fees	31,464	30,531	3.1	61,834	60,117	2.9
Deposit account charges and other fees	21,328	19,637	8.6	42,019	38,136	10.2
Capital market fees	2,500	2,738	(8.7)	5,225	5,740	(9.0)
Consumer brokerage services	3,491	3,507	(.5)	7,000	6,843	2.3
Loan fees and sales	3,196	2,183	46.4	5,706	4,272	33.6
Other	9,526	9,967	(4.4)	24,275	17,730	36.9
Total non-interest income	$116,570	$114,235	2.0%	$235,594	$220,809	6.7%
Non-interest income as a % of total revenue*	40.4%	41.1%		41.2%	41.6%
* Total revenue includes net interest income and non-interest income.

For the the second quarter of 2016, total non-interest income amounted to $116.6 million compared with $114.2 million in the same quarter last year, which was an increase of $2.3 million, or 2.0%. This increase was mainly due to growth in deposit, trust, sweep and loan fees, partly offset by lower bank card, lease, capital market, swap and tax credit fee income.

Bank card transaction fees for the current quarter decreased $607 thousand, or 1.3%, from the same period last year. The decrease was mainly the result of a decline in commercial card fees of $1.2 million, or 5.4%, but was offset by growth in credit, debit, and merchant card interchange fees of 3.4%, 3.0% and 2.1%, respectively. The table below is a summary of bank card transaction fees for the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2016	2015	% change	2016	2015	% change
Debit card fees	$10,032	$9,738	3.0%	$19,417	$18,653	4.1%
Credit card fees	6,302	6,096	3.4	11,947	11,508	3.8
Merchant fees	6,911	6,771	2.1	14,029	12,863	9.1
Corporate card fees	21,820	23,067	(5.4)	44,142	44,947	(1.8)
Total bank card transaction fees	$45,065	$45,672	(1.3)%	$89,535	$87,971	1.8%

Trust fees for the quarter increased $933 thousand, or 3.1%, over the same quarter last year, resulting mainly from continued growth in personal (up 2.0%), institutional (up 3.5%), and corporate (up 57.1%) trust fees. Deposit account fees increased $1.7 million, or 8.6%, over the same period last year, as deposit account service charges increased $1.3 million, or 36.0%, and corporate cash management fees increased $412 thousand, or 4.7%. Capital market fees declined $238 thousand to $2.5 million in the current quarter as a result of continued lower sales demand. Loan fees and sales increased $1.0 million this quarter mainly due to higher mortgage banking revenue, which resulted from higher sales of newly originated residential mortgages under the Company's sale program that began in 2015. Other non-interest income decreased $441 thousand compared to the same quarter last year. This decline was partly due to a decline of $956 thousand in fees from the sales of interest rate swaps as a result of lower sales volumes in the current quarter; however, higher first quarter volumes resulted in 2016 six month results that were slightly higher than in the first six months of 2015. In addition, fees from the sales of tax credits decreased $280 thousand and leasing revenue declined $396 thousand from the previous year. These declines were partly offset by an accrual for a trust related settlement of $897 thousand and an increase in sweep commissions of $443 thousand.

Non-interest income for the first six months of 2016 was $235.6 million compared to $220.8 million in the first six months of 2015, resulting in an increase of $14.8 million, or 6.7%. Bank card fees increased $1.6 million, or 1.8%, as a result of growth in merchant fees of $1.2 million, or 9.1%, debit card fees of $764 thousand, or 4.1%, and credit card fees of $439 thousand, or 3.8%, as all three saw increases in sales volumes. These increases were partly offset by a decline in corporate card fees of $805 thousand, or 1.8%. Trust fee income increased $1.7 million, or 2.9%, as a result of growth in personal, institutional and corporate trust fees. Deposit account fees increased $3.9 million, or 10.2%, due to growth in deposit account service charges and corporate cash management fees. Loan fees and sales increased $1.4 million, or 33.6%, due to higher mortgage banking revenue, while capital market fees decreased $515 thousand, or 9.0%, due to continued lower sales volume. Other non-interest income increased $6.5 million, or 36.9%, mainly due to a $3.3 million gain on the sale of a former branch property recorded in the first quarter of 2016, while net losses on other branch properties sold or held for sale declined $1.2 million. In addition to the trust settlement mentioned above, fees from sweep commissions increased $835 thousand. These increases in current income were partly offset by lower leasing revenue of $699 thousand.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
Available for sale:
U.S. government bonds	$—	$—	$—	$1,263
Municipal securities	—	2	—	1,262
Corporate bonds	—	6	—	6
Agency mortgage-backed bonds	—	—	—	—
Asset-backed securities	—	279	—	282
OTTI losses on non-agency mortgage-backed bonds	(147)	(466)	(270)	(483)
Non-marketable:
Common stock	—	—	23	—
Private equity investments	(597)	2,322	(1,492)	5,848
Total investment securities gains (losses), net	$(744)	$2,143	$(1,739)	$8,178

Net gains and losses on investment securities which were recognized in earnings during the three and six months ended June 30, 2016 and 2015 are shown in the table above. Net securities losses amounted to $744 thousand in the second quarter of 2016 and $1.7 million in the first six months of 2016. Included in these net gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $37.1 million at June 30, 2016. During the current quarter, additional credit-related impairment losses of $147 thousand were recorded, bringing the total losses for the first six months of 2016 to $270 thousand.

Also shown above are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments, in addition to a gain of $1.8 million realized upon the Parent's withdrawal from a private equity fund, as required under the Volcker Rule investment prohibitions. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $379 thousand during the first six months of 2016 and expense of $1.5 million during the first six months of 2015.

During the first six months of 2015, the Company sold $114.6 million of municipal bonds, $48.1 million of U.S. Treasury inflation-protected bonds and $506.4 million of asset-backed bonds, realizing gains of $2.8 million. Most of these sales were part of plan to extend the duration of the securities portfolio and improve net interest margins.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2016	2015	% change	2016	2015	% change
Salaries and employee benefits	$104,808	$99,655	5.2%	$211,667	$197,729	7.0%
Net occupancy	11,092	10,999.8		22,395	22,560	(.7)
Equipment	4,781	4,679	2.2	9,415	9,382.4
Supplies and communication	5,693	5,226	8.9	12,522	10,807	15.9
Data processing and software	22,770	21,045	8.2	45,669	40,551	12.6
Marketing	4,389	4,307	1.9	8,202	8,225	(.3)
Deposit insurance	3,143	3,019	4.1	6,308	6,020	4.8
Other	20,413	16,533	23.5	38,384	34,034	12.8
Total non-interest expense	$177,089	$165,463	7.0%	$354,562	$329,308	7.7%

Non-interest expense for the second quarter of 2016 amounted to $177.1 million, an increase of $11.6 million, or 7.0%, compared with $165.5 million in the second quarter of last year. Salaries expense increased $3.8 million, or 4.4%, mainly due to higher full-time salaries and incentives expense. Employee benefits expense also increased $1.4 million, or 9.8%, mostly due to higher medical costs. Growth in salaries expense resulted partly from higher staffing costs, mainly in the areas of residential lending, commercial card, trust, information technology and other supporting units, partially offset by lower staffing in branches and deposit operations. Full-time equivalent employees totaled 4,779 at June 30, 2016 compared to 4,765 at June 30, 2015. Compared to the second quarter of last year, occupancy expense increased .8%, equipment expense grew 2.2%, and supplies and communication expense increased $467 thousand, or 8.9%, mainly due to higher reissuance costs for new chip cards distributed to customers. Data processing and software costs increased by $1.7 million, or 8.2%, mainly due to higher bank card processing costs, software expense and fees paid to outsourced data providers. Other non-interest expense increased $3.9 million, or 23.5%, compared to the previous year. This increase was mainly due to a recovery of $2.8 million in 2015 related to a letter of credit exposure which had been drawn upon and subsequently paid off. In addition, bank card rewards expense grew $1.4 million this quarter compared to the second quarter of last year; however, part of this growth was due to reductions of $923 thousand in rewards expense estimates during the second quarter of 2015 that did not reoccur in the current quarter. These increases were partly offset by a decline of $732 thousand in operating losses, mainly due to lower bank card related fraud losses, partly offset by operating loss accruals this quarter of $700 thousand.

For the first six months of 2016, non-interest expense amounted to $354.6 million, an increase of $25.3 million, or 7.7%, compared with $329.3 million in the same period last year. Salaries and benefits increased $13.9 million, or 7.0%, mainly due to higher full-time salaries, incentives and medical expense. Supplies and communication expense increased $1.7 million, or 15.9%, mainly due to the higher chip card reissuance costs mentioned above and higher data network expense. Data processing and software expense increased $5.1 million, or 12.6%, mainly due to higher bank card processing costs and outsourced data provider fees. Other expense increased $4.4 million, or 12.8%, mainly due to the 2015 letter of credit exposure recovery mentioned above. In addition, higher costs were recorded for bank card rewards expense (up $2.0 million) and charitable contribution expense (up $730 thousand). These increases were partly offset by lower depreciation on operating lease assets, which declined $734 thousand.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2016	Mar. 31, 2016	June 30, 2015	2016	2015
Provision for loan losses	$9,216	$9,439	$6,757	$18,655	$11,177
Net loan charge-offs (recoveries):
Commercial:
Business	(65)	463	(239)	398	(80)
Real estate-construction and land	(507)	(11)	(309)	(518)	(1,255)
Real estate-business	(1,030)	(242)	764	(1,272)	515
	(1,602)	210	216	(1,392)	(820)
Personal Banking:
Real estate-personal	305	(195)	(47)	110	52
Consumer	1,781	2,599	1,849	4,380	3,592
Revolving home equity	75	88	103	163	143
Consumer credit card	6,650	5,918	6,424	12,568	12,776
Overdrafts	307	219	212	526	434
	9,118	8,629	8,541	17,747	16,997
Total net loan charge-offs	$7,516	$8,839	$8,757	$16,355	$16,177

	Three Months Ended			Six Months Ended June 30
	June 30, 2016	Mar. 31, 2016	June 30, 2015	2016	2015
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	(.01)%	.04%	(.02)%	.02%	—%
Real estate-construction and land	(.26)	(.01)	(.29)	(.14)	(.60)
Real estate-business	(.17)	(.04)	.13	(.11)	.05
	(.08)	.01	.01	(.04)	(.02)
Personal Banking:
Real estate-personal	.06	(.04)	(.01)	.01	.01
Consumer	.37	.54	.41	.46	.41
Revolving home equity	.07	.08	.10	.08	.07
Consumer credit card	3.62	3.16	3.51	3.39	3.47
Overdrafts	31.53	18.46	18.85	24.35	17.30
	.74	.69	.70	.71	.71
Total annualized net loan charge-offs	.24%	.28%	.30%	.26%	.28%
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

Net loan charge-offs in the second quarter of 2016 amounted to $7.5 million, compared with $8.8 million in both the prior quarter and the second quarter of last year. The decrease in current quarter net loan charge-offs compared to the previous quarter was mainly the result of higher construction and business real estate loan recoveries and lower consumer loan charge-offs recorded this quarter, offset by higher consumer credit card and personal real estate net loan charge-offs.  In the current quarter, commercial loan net recoveries of $1.6 million were recorded on business, construction and business real estate loans.  For the three months ended June 30, 2016, annualized net loan charge-offs on average consumer credit card loans totaled 3.62%, compared with 3.16% in the previous quarter and 3.51% in the same period last year. Annualized net charge-offs on personal real estate loans totaled .06% and remained low.  Consumer loan annualized net charge-offs in the current quarter amounted to .37%, compared to .54% in the prior quarter and .41% in the same period last year.  In the second quarter of 2016, total annualized net loan charge-offs were .24%, compared to .28% in the previous quarter and .30% in the same period last year.

In the current quarter, the provision for loan losses totaled $9.2 million and exceeded net loan charge-offs by $1.7 million, growing the allowance for loan losses by $1.7 million.  In the same period last year, the provision for loan losses totaled $6.8 million and was $2.0 million less than net loan charge-offs.  The provision for loan losses in the current quarter decreased by $223 thousand compared to the previous quarter.

For the six months ended June 30, 2016, net loan charge-offs totaled $16.4 million, compared to $16.2 million in 2015.  The slight increase in net loan charge-offs resulted mainly from an increase in consumer net loan charge-offs, which increased by $788 thousand, offset by a $572 thousand net increase in commercial loan recoveries.  The provision for loan losses for the first six months of 2016 was $18.7 million and increased by $7.5 million compared to the previous year. The increase in  provision expense was the result of slightly higher net loan losses coupled with a $2.3 million increase in the loan loss reserve this year, whereas the provision for loan losses in the previous year was $5.0 million less than net loan charge-offs, accordingly reducing the allowance for loan losses.

At June 30, 2016, the allowance for loan losses amounted to $153.8 million and was 1.18% of total loans and 627% of total non-accrual loans. At December 31, 2015, the allowance for loan losses amounted to $151.5 million and was 1.22% of total loans and 570% of total non-accrual loans.

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

(Dollars in thousands)	June 30, 2016	December 31, 2015
Non-accrual loans	$24,524	$26,575
Foreclosed real estate	1,609	2,819
Total non-performing assets	$26,133	$29,394
Non-performing assets as a percentage of total loans	.20%	.24%
Non-performing assets as a percentage of total assets	.11%	.12%
Total loans past due 90 days and still accruing interest	$15,892	$16,467

Non-accrual loans, which are also classified as impaired, totaled $24.5 million at June 30, 2016, and decreased $2.1 million from balances at December 31, 2015. The decrease occurred mainly in business real estate loans and construction real estate loans, which decreased $2.6 million and $920 thousand, respectively. These decreases were partially offset by an increase in business loans of $1.8 million. At June 30, 2016, non-accrual loans were comprised mainly of business (51.9%), business real estate (21.4%), and personal real estate (17.5%) loans. Foreclosed real estate totaled $1.6 million at June 30, 2016, a decrease of $1.2 million when compared to December 31, 2015. Total loans past due 90 days or more and still accruing interest were $15.9 million as of June 30, 2016, a decrease of $575 thousand when compared to December 31, 2015. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $111.5 million at June 30, 2016 compared with $113.1 million at December 31, 2015, resulting in a decrease of $1.6 million, or 1.4%.

(In thousands)	June 30, 2016	December 31, 2015
Potential problem loans:
Business	$58,400	$58,860
Real estate – construction and land	350	1,159
Real estate – business	51,159	51,107
Real estate – personal	1,626	1,755
Consumer	—	262
Total potential problem loans	$111,535	$113,143

At June 30, 2016, the Company had $61.5 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $30.3 million which are classified as substandard and included in the table above because of this classification.

Loans with Special Risk Characteristics
Management relies primarily on an internal risk rating system, in addition to delinquency status, to assess risk in the loan portfolio, and these statistics are presented in Note 2 to the consolidated financial statements. However, certain types of loans are considered at high risk of loss due to their terms, location, or special conditions. Additional information about the major types of loans in these categories and their risk features are provided below. Information based on loan-to-value (LTV) ratios was generally calculated with valuations at loan origination date. The Company normally obtains an updated appraisal or valuation at the time a loan is renewed or modified, or if the loan becomes significantly delinquent or is in the process of being foreclosed upon.

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.3% of total loans outstanding at June 30, 2016. The largest component of construction and land loans was commercial construction, which grew $169.0 million during the six months ended June 30, 2016. At June 30, 2016, multi-family residential construction loans totaled approximately $208.1 million, or 39% of the commercial construction loan portfolio.

(Dollars in thousands)	June 30, 2016	% of Total	% of Total Loans	December 31, 2015	% of Total	% of Total Loans
Residential land and land development	$81,131	9.9%	.6%	$72,622	11.6%	.6%
Residential construction	144,282	17.6	1.1	131,943	21.2	1.1
Commercial land and land development	60,187	7.3	.5	54,176	8.7	.4
Commercial construction	534,296	65.2	4.1	365,329	58.5	2.9
Total real estate - construction and land loans	$819,896	100.0%	6.3%	$624,070	100.0%	5.0%

Real Estate – Business Loans
Total business real estate loans were $2.4 billion at June 30, 2016 and comprised 18.3% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2016, 41.4% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	June 30, 2016	% of Total	% of Total Loans	December 31, 2015	% of Total	% of Total Loans
Owner-occupied	$992,894	41.4%	7.6%	$983,844	41.8%	7.9%
Retail	323,706	13.5	2.5	322,644	13.7	2.6
Multi-family	223,792	9.3	1.7	196,212	8.3	1.6
Office	221,785	9.2	1.7	218,018	9.3	1.8
Farm	169,175	7.1	1.3	167,344	7.1	1.3
Hotels	161,114	6.7	1.2	157,317	6.7	1.2
Industrial	122,614	5.1	.9	112,261	4.7	.9
Other	184,191	7.7	1.4	197,904	8.4	1.6
Total real estate - business loans	$2,399,271	100.0%	18.3%	$2,355,544	100.0%	18.9%

Real Estate – Personal Loans
The Company's $1.9 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 44, recent loss rates have remained low, and at June 30, 2016, loans past due over 30 days decreased $620 thousand and non-accrual loans decreased $132 thousand compared to December 31, 2015. Also, as shown in Note 2, only 4.3% of this portfolio has FICO scores of less than 660. Approximately $18.5 million, or 1.0%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At June 30, 2016, loans with no mortgage insurance and an original LTV higher than 80% totaled $151.5 million compared to $146.8 million at December 31, 2015.

Revolving Home Equity Loans
The Company had $408.3 million in revolving home equity loans at June 30, 2016 that were generally collateralized by residential real estate. Most of these loans (93.5%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2016, the outstanding principal of loans with an original LTV higher than 80% was $54.8 million, or 13.4% of the portfolio, compared to $68.1 million as of December 31, 2015. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $4.5 million at June 30, 2016 compared to $5.0 million at December 31, 2015.  The weighted average FICO score for the total current portfolio balance is 773. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2016 through 2018, approximately 25% of the Company's current outstanding balances are expected to mature. Of these balances, approximately

84% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, marine and RVs. Outstanding balances for auto loans were $975.5 million and $996.0 million at June 30, 2016 and December 31, 2015, respectively. The balances over 30 days past due amounted to $10.2 million at June 30, 2016 compared to $10.8 million at the end of 2015, and comprised 1.0% and 1.1% of the outstanding balances of these loans at June 30, 2016 and December 31, 2015, respectively. For the six months ended June 30, 2016, $239.0 million of new auto loans were originated, compared to $497.2 million during the full year of 2015.  At June 30, 2016, the automobile loan portfolio had a weighted average FICO score of 732.
The Company's balance of marine and RV loans totaled $120.4 million at June 30, 2016, compared to $143.1 million at December 31, 2015, and the balances over 30 days past due amounted to $2.9 million at June 30, 2016 compared to $5.1 million at the end of 2015. The net charge-offs on marine and RV loans declined from $755 thousand in the first six months of 2015, to $691 thousand in the first six months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2016 of $753.2 million in consumer credit card loans outstanding, approximately $172.4 million, or 22.9%, carried a low promotional rate. Within the next six months, $49.9 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $148.0 million at June 30, 2016, as shown in the table below. As of June 30, 2016, there were $24.4 million of energy loans, or 16.5% of the energy portfolio, with a "substandard" rating or on non-accrual status, and there were no energy loans 90 days past due and still accruing interest.

(In thousands)	June 30, 2016	December 31, 2015	Unfunded commitments at June 30, 2016
Extraction	$90,410	$65,649	$22,578
Downstream distribution and refining	23,992	27,246	24,497
Mid-stream shipping and storage	17,947	28,678	55,415
Support activities	15,652	14,946	4,956
Total energy lending portfolio	$148,001	$136,519	$107,446

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $809.6 million at June 30, 2016, compared to $656.0 million at December 31, 2015. Additional unfunded commitments at June 30, 2016 totaled $1.3 billion.

Income Taxes
Income tax expense was $31.5 million in the second quarter of 2016, compared to $29.4 million in the first quarter of 2016 and $32.5 million in the second quarter of 2015. The Company's effective tax rate, including the effect of non-controlling interest, was 31.1% in the second quarter of 2016, compared to 31.0% in the first quarter of 2016 and 30.4% in the second quarter of 2015.

Financial Condition

Balance Sheet

Total assets of the Company were $24.7 billion at June 30, 2016 and $24.6 billion at December 31, 2015. Earning assets (excluding fair value adjustments on investment securities) amounted to $23.3 billion at June 30, 2016 and $23.2 billion at December 31, 2015, and consisted of 56% in loans and 39% in investment securities.

At June 30, 2016, total loans, including those held for sale, increased $680.8 million, or 5.5%, compared with balances at December 31, 2015. On an overall basis, the largest contributions to loan growth occurred in business loans and construction loans, which increased $442.4 million and $195.8 million, respectively, over year end balances. The increase in business loans mainly resulted from growth in commercial and industrial loans and tax-free loans. Commercial construction projects contributed to the growth in construction loans. The consumer loan portfolio, including the balance of held for sale automobile loans, increased $36.0 million during the first six months of the year. In order to limit risk in the auto sector of the loan portfolio, the Company sold $21.8 million of these loans in June 2016 and an additional $20.8 million remain held for sale at June 30, 2016. Outstanding balances of automobile and other consumer loans grew by $52.1 million in the first six months of 2016, compared to growth of $156.6 million in the first six months of 2015. Fixed rate home equity loans also grew by $6.5 million. However, marine and RV loans, also included in the consumer loan portfolio, continued to run off during the period by $22.7 million. Personal real estate loans grew $11.4 million during the first six months of 2016; however, the Company originated and sold an additional $64.5 million of longer-term fixed rate loans during this period. Business real estate loans grew $43.7 million over year end, while declines in consumer credit card (down $26.6 million) and revolving home equity loans (down $24.7 million) offset this growth.

Available for sale investment securities, excluding fair value adjustments, decreased by $718.9 million at June 30, 2016 compared to December 31, 2015. Purchases of securities during this period totaled $389.7 million, offset by maturities and pay downs of $1.1 billion. The largest decreases in outstanding balances occurred in asset-backed securities, which decreased by $366.4 million, and government-sponsored enterprise obligations, which decreased by $240.9 million. At June 30, 2016, the duration of the investment portfolio was 2.6 years, and maturities and pay downs of approximately $1.6 billion are expected to occur during the next 12 months.

Total deposits at June 30, 2016 totaled $20.2 billion and increased $171.2 million compared to December 31, 2015. Money market deposits increased $276.7 million, or 3.1%, and savings accounts increased $46.5 million, or 6.3%. C.D. accounts increased $267.3 million, or 13.4%, mainly in jumbo accounts. These increases were partially offset by decreases in interest checking deposits of $179.2 million, or 14.1%, and non-interest bearing deposits of $240.1 million, or 3.4%. The decline in non-interest bearing deposits included reductions of $181.6 million in business accounts and $82.2 million in personal accounts.

Total borrowings were $1.7 billion at June 30, 2016 compared to $2.1 billion at December 31, 2015. Short-term borrowings of federal funds purchased and customer repurchase agreements totaled $1.6 billion at June 30, 2016, a decrease of $331.3 million from balances of $2.0 billion at December 31, 2015. The overall decrease in these balances was due to a decrease of $525.2 million in federal funds purchased, offset by an increase $193.9 million in customer repurchase agreements.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2016	March 31, 2016	December 31, 2015
Liquid assets:
Available for sale investment securities	$9,221,346	$9,552,179	$9,777,004
Federal funds sold	13,725	9,075	14,505
Long-term securities purchased under agreements to resell	825,000	825,000	875,000
Balances at the Federal Reserve Bank	183,223	171,651	23,803
Total	$10,243,294	$10,557,905	$10,690,312

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $13.7 million as of June 30, 2016. Long-term resale agreements, maturing in 2016 through 2018, totaled $825.0 million at June 30, 2016. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-

kept by a third-party custodian, as collateral. This collateral totaled $870.4 million in fair value at June 30, 2016. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $183.2 million at June 30, 2016. The fair value of the available for sale investment portfolio was $9.2 billion at June 30, 2016 and included an unrealized net gain in fair value of $248.9 million. The total net unrealized gain included net gains of $101.5 million on mortgage and asset-backed securities, $69.7 million on state and municipal obligations, and $39.2 million on common and preferred stock held by the Parent.

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

(In thousands)	June 30, 2016	March 31, 2016	December 31, 2015
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$138,547	$150,544	$166,153
FHLB borrowings and letters of credit	25,757	28,822	31,095
Securities sold under agreements to repurchase	2,332,313	1,632,978	2,116,537
Other deposits and swaps	2,055,453	2,124,074	1,827,195
Total pledged securities	4,552,070	3,936,418	4,140,980
Unpledged and available for pledging	2,833,345	3,800,391	3,886,219
Ineligible for pledging	1,835,931	1,815,370	1,749,805
Total available for sale securities, at fair value	$9,221,346	$9,552,179	$9,777,004

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2016, such deposits totaled $17.9 billion and represented 88.8% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.5 billion at June 30, 2016. These accounts are normally considered more volatile and higher costing and comprised 7.5% of total deposits at June 30, 2016.

(In thousands)	June 30, 2016	March 31, 2016	December 31, 2015
Core deposit base:
Non-interest bearing	$6,906,265	$7,065,066	$7,146,398
Interest checking	1,088,540	1,064,499	1,267,757
Savings and money market	9,890,194	10,140,858	9,566,989
Total	$17,884,999	$18,270,423	$17,981,144

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	June 30, 2016	March 31, 2016	December 31, 2015
Borrowings:
Federal funds purchased	$31,810	$3,885	$556,970
Securities sold under agreements to repurchase	1,600,462	953,503	1,406,582
FHLB advances	103,000	103,806	103,818
Other debt	878	—	—
Total	$1,736,150	$1,061,194	$2,067,370

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.6 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $103.0 million at June 30, 2016. These advances have fixed interest rates, and nearly all mature in 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2016.

	June 30, 2016
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,446,777	$1,291,933	$3,738,710
Advances outstanding	(103,000)	—	(103,000)
Letters of credit issued	(194,210)	—	(194,210)
Available for future advances	$2,149,567	$1,291,933	$3,441,500

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $122.5 million during the first six months of 2016, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $290.9 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $18.1 million. These activities included $1.1 billion in maturities and pay downs of investment securities, offset by purchases of $414.2 million, and a net increase in loans of $721.3 million. Additionally, repayments of long-term securities purchased under agreements to resell provided cash of $50.0 million. Financing activities used cash of $186.4 million, resulting from a net decrease in borrowings of federal funds purchased and securities sold under agreements to repurchase of $331.3 million. In addition, cash was used to fund dividends paid on common and preferred stock of $48.0 million, and $37.5 million was used to purchase treasury stock. These cash outlays were partially offset by a net increase of $228.4 million in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2016 and December 31, 2015, as shown in the following table.

(Dollars in thousands)	June 30, 2016	December 31, 2015	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$18,343,814	$17,809,554
Tier I common risk-based capital	2,109,460	2,051,474
Tier I risk-based capital	2,254,244	2,196,258
Total risk-based capital	2,426,787	2,364,761
Tier I common risk-based capital ratio	11.50%	11.52%	7.00%	6.50%
Tier I risk-based capital ratio	12.29%	12.33%	8.50%	8.00%
Total risk-based capital ratio	13.23%	13.28%	10.50%	10.00%
Tier I leverage ratio	9.36%	9.23%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market. The Company purchased 922,698 shares at an average price of $40.60 during the six months ended June 30, 2016, including 21,769 shares at an average price of $47.33 during the second quarter of 2016. Additionally, the Company purchased 6.7 million shares through accelerated share repurchase agreements during 2015 and 2014. At June 30, 2016, 3.8 million shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock in both the first and second quarters of 2016, which was a 5% increase compared to its 2015 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2016 totaled $10.1 billion (including approximately $4.9 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $359.0 million and $5.2 million, respectively, at June 30, 2016. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.6 million at June 30, 2016.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first six months of 2016, purchases and sales of tax credits amounted to $21.6 million and $13.3 million, respectively. Fees from sales of tax credits were $1.7 million for the six months ended June 30, 2016, compared to $1.3 million in the same period last year. At June 30, 2016, the Company expected to fund outstanding purchase commitments of $62.7 million during the remainder of 2016.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2016 and 2015.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2016
Net interest income	$133,791	$153,015	$21,822	$308,628	$26,976	$335,604
Provision for loan losses	(17,500)	1,487	(115)	(16,128)	(2,527)	(18,655)
Non-interest income	62,936	99,408	71,021	233,365	2,229	235,594
Investment securities losses, net	—	—	—	—	(1,739)	(1,739)
Non-interest expense	(139,536)	(140,536)	(56,840)	(336,912)	(17,650)	(354,562)
Income before income taxes	$39,691	$113,374	$35,888	$188,953	$7,289	$196,242
Six Months Ended June 30, 2015
Net interest income	$132,180	$144,223	$21,494	$297,897	$11,898	$309,795
Provision for loan losses	(16,895)	676	8	(16,211)	5,034	(11,177)
Non-interest income	56,363	97,199	68,537	222,099	(1,290)	220,809
Investment securities gains, net	—	—	—	—	8,178	8,178
Non-interest expense	(134,282)	(130,384)	(54,250)	(318,916)	(10,392)	(329,308)
Income before income taxes	$37,366	$111,714	$35,789	$184,869	$13,428	$198,297
Increase (decrease) in income before income taxes:
Amount	$2,325	$1,660	$99	$4,084	$(6,139)	$(2,055)
Percent	6.2%	1.5%	.3%	2.2%	(45.7)%	(1.0)%

Consumer

For the six months ended June 30, 2016, income before income taxes for the Consumer segment increased $2.3 million, or 6.2%, compared to the first six months of 2015. This increase was mainly due to growth in non-interest income of $6.6 million, or 11.7%, and net interest income of $1.6 million, or 1.2%. These increases were partly offset by higher non-interest expense of $5.3 million, or 3.9%, and an increase in the provision for loan losses of $605 thousand, or 3.6%. Net interest income increased due to a $2.2 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $714 thousand in loan interest income. Non-interest income increased mainly due to growth in deposit fees (mainly deposit account service fees and overdraft and return item fees), mortgage banking revenue and bank card fees. Non-interest expense increased over the same period in the previous year due to higher bank card processing costs, bank card rewards expense, and supplies and communication expense. Supplies and communication expense increased over the prior year largely due to higher reissuance costs for new chip cards distributed to customers. In addition, higher costs were incurred for allocated support services, while bank card fraud losses declined from the prior year. The provision for loan losses totaled $17.5 million, a $605 thousand increase over the first six months of 2015, which was mainly due to higher personal loan net charge-offs resulting from growth in the auto loan portfolio, partly offset by lower consumer credit card loan net charge-offs.

Commercial

For the six months ended June 30, 2016, income before income taxes for the Commercial segment increased $1.7 million, or 1.5%, compared to the same period in the previous year. This increase was mainly due to growth in net interest income and non-interest income, along with a decline in the provision for loan losses and was partly offset by higher non-interest expense. Net interest income increased $8.8 million, or 6.1%, due to an increase in loan interest income, partly offset by a decline in net allocated funding credits and higher deposit interest expense. Non-interest income increased by $2.2 million, or 2.3%, over the previous year due to growth in merchant bank card fees, corporate cash management fees, sweep commissions and tax credit sales fees. These increases were partly offset by declines in corporate bank card fees and leasing revenue. Non-interest expense increased $10.2 million, or 7.8%, mainly due to increases in salaries expense, bank card processing costs, and allocated support and corporate costs. Also contributing to higher non-interest expense was a recovery of $2.8 million in 2015 related to a letter of credit exposure which had been drawn upon and subsequently paid off. The provision for loan losses declined $811 thousand from the same period last year, due to higher net recoveries on business real estate and personal real estate loans, partly offset by lower construction and business loan net recoveries.

Wealth

Wealth segment pre-tax profitability for the six months ended June 30, 2016 increased $99 thousand, or .3%, over the same period in the previous year. Net interest income increased $328 thousand, mainly due to an increase in loan interest income, offset by lower net allocated funding credits. Non-interest income increased $2.5 million, or 3.6%, over the prior year largely due to higher personal, institutional and corporate trust fees. and a trust related settlement. Non-interest expense increased $2.6 million, or 4.8%, mainly due to higher full-time salary costs and incentive compensation. The provision for loan losses increased $123 thousand, mainly due to higher revolving home equity loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $6.1 million. This decrease was partly due to higher unallocated non-interest expense of $7.3 million, offset by higher net interest income of $15.1 million and non-interest income of $3.5 million. Unallocated securities losses were $1.7 million in the first six months of 2016 compared to gains of $8.2 million in 2015. Also, the unallocated loan loss provision increased $7.6 million, as the provision was $5.0 million less than charge-offs in the first six months of 2015 compared to $2.3 million in excess of charge-offs in the first six months of 2016.

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

The Volcker Rule of the Dodd-Frank Act, effective on April 1, 2014, places trading restrictions on financial institutions and separates investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. Key provisions restrict banks from simultaneously entering into advisory and creditor roles with their clients, such as with private equity firms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments, which must be divested by July 21, 2017. The Company withdrew from a private equity fund investment to comply with the Volcker Rule requirement this quarter and realized a gain of $1.8 million upon divestiture. The Company does not hold other significant investments requiring disposal. The Company does not believe it will be significantly affected by the Volcker Rule provisions.

Impact of Recently Issued Accounting Standards

Revenue from Contracts with Customers The FASB issued ASU 2014-09, "Revenue from Contracts with Customers", in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. The FASB continues to issue additional ASU's clarifying the revenue recognition guidance for certain implementation issues. Under the ASU and related amendments, the guidance is effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively. The Company formed a working group to address the new requirements and develop a project plan for evaluating the impact of the ASU's adoption on the Company's consolidated financial statements, including potential changes to the Company's accounting for brokerage commissions, investment and trust fees, real-estate sales, and credit card loyalty programs.

Derivatives The FASB issued ASU 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity", in November 2014. The ASU provides guidance relating to certain hybrid financial instruments when determining whether the characteristics of the embedded derivative feature are clearly and closely related to the host contract. In making that evaluation, the characteristics of the entire hybrid instrument should be considered, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments were effective January 1, 2016, and the adoption did not have a significant effect on the Company's consolidated financial statements.

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

ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", was issued in June 2016. Its implementation will result in a new loan loss accounting framework, also known as the current expected credit loss (CECL) model. CECL requires credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities to be recorded at the time of origination. Under the current incurred loss model, losses are recorded when it is probable that a loss event has occurred. The new standard will require significant operational changes, especially in data collection and analysis. The ASU is effective for interim and annual periods beginning January 1, 2020, and is expected to increase the allowance upon adoption. The Company is in the process of reviewing the capability of its systems and processes to support the data collection and retention required to implement the new standard.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2016 and 2015

	Second quarter 2016			Second quarter 2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,691,476	$33,862	2.90%	$4,135,362	$28,812	2.79%
Real estate — construction and land	789,329	6,789	3.46	432,008	3,928	3.65
Real estate — business	2,389,170	21,934	3.69	2,287,885	21,870	3.83
Real estate — personal	1,905,968	17,827	3.76	1,891,109	17,793	3.77
Consumer	1,927,925	18,217	3.80	1,815,699	17,741	3.92
Revolving home equity	413,198	3,687	3.59	429,644	3,851	3.60
Consumer credit card	738,130	21,184	11.54	734,289	21,495	11.74
Overdrafts	3,916	—	—	4,510	—	—
Total loans	12,859,112	123,500	3.86	11,730,506	115,490	3.95
Loans held for sale	56,272	692	4.95	3,969	39	3.94
Investment securities:
U.S. government and federal agency obligations	698,374	6,047	3.48	424,823	6,452	6.09
Government-sponsored enterprise obligations	666,354	5,015	3.03	988,120	4,493	1.82
State and municipal obligations(A)	1,763,849	15,804	3.60	1,799,355	15,665	3.49
Mortgage-backed securities	3,394,466	19,892	2.36	3,161,050	20,557	2.61
Asset-backed securities	2,377,708	8,594	1.45	2,839,483	7,266	1.03
Other marketable securities(A)	337,572	2,325	2.77	249,075	1,618	2.61
Trading securities(A)	20,540	116	2.27	19,758	141	2.86
Non-marketable securities(A)	116,103	2,319	8.03	109,522	2,429	8.90
Total investment securities	9,374,966	60,112	2.58	9,591,186	58,621	2.45
Federal funds sold and short-term securities
purchased under agreements to resell	11,916	19.64		12,812	15.47
Long-term securities purchased
under agreements to resell	824,999	3,354	1.64	1,049,999	3,670	1.40
Interest earning deposits with banks	125,024	151.49		198,407	122.25
Total interest earning assets	23,252,289	187,828	3.25	22,586,879	177,957	3.16
Allowance for loan losses	(151,622)			(152,994)
Unrealized gain on investment securities	191,565			170,039
Cash and due from banks	372,275			380,993
Land, buildings and equipment, net	351,095			360,508
Other assets	389,844			394,100
Total assets	$24,405,446			$23,739,525
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$787,478	224.11		$738,769	208.11
Interest checking and money market	10,287,923	3,324.13		9,759,608	3,079.13
Time open & C.D.'s of less than $100,000	758,703	709.38		844,675	818.39
Time open & C.D.'s of $100,000 and over	1,635,892	2,347.58		1,227,322	1,504.49
Total interest bearing deposits	13,469,996	6,604.20		12,570,374	5,609.18
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,211,892	725.24		1,674,682	421.10
Other borrowings	104,649	907	3.49	103,846	890	3.44
Total borrowings	1,316,541	1,632.50		1,778,528	1,311.30
Total interest bearing liabilities	14,786,537	8,236.22%		14,348,902	6,920.19%
Non-interest bearing deposits	6,885,889			6,744,536
Other liabilities	260,179			260,945
Equity	2,472,841			2,385,142
Total liabilities and equity	$24,405,446			$23,739,525
Net interest margin (T/E)		$179,592			$171,037
Net yield on interest earning assets			3.11%			3.04%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2016 and 2015

	Six months 2016			Six months 2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,591,516	$65,955	2.89%	$4,083,919	$56,863	2.81%
Real estate — construction and land	735,943	12,750	3.48	423,505	7,821	3.72
Real estate — business	2,385,632	43,875	3.70	2,284,848	42,872	3.78
Real estate — personal	1,907,750	35,728	3.77	1,884,382	35,532	3.80
Consumer	1,931,251	36,809	3.83	1,773,656	35,029	3.98
Revolving home equity	421,440	7,448	3.55	430,082	7,707	3.61
Consumer credit card	745,114	42,539	11.48	741,520	42,950	11.68
Overdrafts	4,344	—	—	5,058	—	—
Total loans	12,722,990	245,104	3.87	11,626,970	228,774	3.97
Loans held for sale	32,816	827	5.07	2,916	60	4.15
Investment securities:
U.S. government and federal agency obligations	700,793	6,740	1.93	440,143	475.22
Government-sponsored enterprise obligations	721,421	8,736	2.44	1,022,701	9,454	1.86
State and municipal obligations(A)	1,741,218	31,446	3.63	1,779,543	31,059	3.52
Mortgage-backed securities	3,409,591	40,728	2.40	3,050,427	39,534	2.61
Asset-backed securities	2,457,590	17,389	1.42	2,988,954	14,086.95
Other marketable securities(A)	339,977	4,701	2.78	205,099	2,607	2.56
Trading securities(A)	19,365	246	2.55	18,247	254	2.81
Non-marketable securities(A)	121,936	4,396	7.25	108,522	4,800	8.92
Total investment securities	9,511,891	114,382	2.42	9,613,636	102,269	2.15
Federal funds sold and short-term securities
purchased under agreements to resell	14,647	43.59		12,454	24.39
Long-term securities purchased
under agreements to resell	837,637	6,829	1.64	1,049,998	6,721	1.29
Interest earning deposits with banks	172,330	421.49		243,249	301.25
Total interest earning assets	23,292,311	367,606	3.17	22,549,223	338,149	3.02
Allowance for loan losses	(151,465)			(154,537)
Unrealized gain on investment securities	170,442			169,764
Cash and due from banks	396,538			384,784
Land, buildings and equipment, net	354,042			361,074
Other assets	392,485			385,896
Total assets	$24,454,353			$23,696,204
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$774,249	452.12		$720,480	411.12
Interest checking and money market	10,208,233	6,580.13		9,793,716	6,184.13
Time open & C.D.'s of less than $100,000	766,962	1,451.38		856,362	1,698.40
Time open & C.D.'s of $100,000 and over	1,559,796	4,333.56		1,253,570	2,914.47
Total interest bearing deposits	13,309,240	12,816.19		12,624,128	11,207.18
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,308,323	1,613.25		1,616,722	788.10
Other borrowings	241,180	2,160	1.80	103,922	1,769	3.43
Total borrowings	1,549,503	3,773.49		1,720,644	2,557.30
Total interest bearing liabilities	14,858,743	16,589.22%		14,344,772	13,764.19%
Non-interest bearing deposits	6,895,781			6,683,164
Other liabilities	257,308			287,407
Equity	2,442,521			2,380,861
Total liabilities and equity	$24,454,353			$23,696,204
Net interest margin (T/E)		$351,017			$324,385
Net yield on interest earning assets			3.03%			2.90%
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

Simulation A	June 30, 2016			March 31, 2016
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$27.1	4.11%	$(387.2)	$20.7	3.04%	$(382.6)
200 basis points rising	23.2	3.52	(274.1)	18.5	2.73	(270.4)
100 basis points rising	15.1	2.30	(148.6)	11.9	1.75	(144.1)

Simulation B	June 30, 2016			March 31, 2016
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$4.8	.72%	$(1,605.2)	$(5.3)	(.80)%	$(1,644.6)
200 basis points rising	5.5	.83	(1,497.3)	(2.3)	(.35)	(1,538.0)
100 basis points rising	2.2	.34	(1,379.0)	(3.8)	(.58)	(1,420.2)

The difference in these two simulations is the degree in which deposits are modeled to decline as noted in the above table.  Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $15.1 million, while a gradual increase in rates of 200 basis points would increase net interest income by $23.2 million.  An increase in rates of 300 basis points would result an increase in net interest income of $27.1 million.  The change in net interest income from the base calculation at June 30, 2016 was higher than projections made at March 31, 2016 largely due to growth in loans and deposits during the second quarter of 2016 and decreased short-term borrowings at higher rates.  Also, the Company's investment securities portfolio had fewer variable rate securities at June 30, 2016 than at March 31, 2016, which results in the portfolio being less rate sensitive in a rising rate environment and partially offset net interest income increases from loan growth.
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
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 — 30, 2016	5,492	$46.77	5,492	3,811,523
May 1 — 31, 2016	14,311	$47.60	14,311	3,797,212
June 1 — 30, 2016	1,966	$46.92	1,966	3,795,246
Total	21,769	$47.33	21,769	3,795,246

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 3,795,246 shares remained available for purchase at June 30, 2016.

Item 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: August 5, 2016

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 5, 2016

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