Form 10-Q
period 2016-09-30
COMMERCE BANCSHARES INC /MO/
filed 2016-11-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended September 30, 2016

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
Yes ☐     No ☑
As of November 2, 2016, the registrant had outstanding 96,592,152 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
ASSETS
Loans	$13,230,241	$12,436,692
Allowance for loan losses	(154,532)	(151,532)
Net loans	13,075,709	12,285,160
Loans held for sale (including $4,447,000 of residential mortgage loans carried at fair value at September 30, 2016 and $4,981,000 at December 31, 2015)	9,511	7,607
Investment securities:
Available for sale ($578,090,000 pledged at September 30, 2016 and $568,257,000 at
December 31, 2015 to secure swap and repurchase agreements)	9,438,871	9,777,004
Trading	28,586	11,890
Non-marketable	108,224	112,786
Total investment securities	9,575,681	9,901,680
Federal funds sold and short-term securities purchased under agreements to resell	13,415	14,505
Long-term securities purchased under agreements to resell	725,000	875,000
Interest earning deposits with banks	56,767	23,803
Cash and due from banks	396,938	464,411
Land, buildings and equipment, net	339,196	352,581
Goodwill	138,921	138,921
Other intangible assets, net	6,621	6,669
Other assets	396,709	534,625
Total assets	$24,734,468	$24,604,962
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$7,130,415	$7,146,398
Savings, interest checking and money market	11,023,526	10,834,746
Time open and C.D.'s of less than $100,000	732,575	785,191
Time open and C.D.'s of $100,000 and over	1,279,644	1,212,518
Total deposits	20,166,160	19,978,853
Federal funds purchased and securities sold under agreements to repurchase	1,489,891	1,963,552
Other borrowings	101,415	103,818
Other liabilities	416,189	191,321
Total liabilities	22,173,655	22,237,544
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 97,972,433 shares	489,862	489,862
Capital surplus	1,335,150	1,337,677
Retained earnings	515,081	383,313
Treasury stock of 1,212,837 shares at September 30, 2016
and 603,003 shares at December 31, 2015, at cost	(50,538)	(26,116)
Accumulated other comprehensive income	121,082	32,470
Total Commerce Bancshares, Inc. stockholders' equity	2,555,421	2,361,990
Non-controlling interest	5,392	5,428
Total equity	2,560,813	2,367,418
Total liabilities and equity	$24,734,468	$24,604,962
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2016	2015	2016	2015
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$123,750	$114,954	$364,234	$339,707
Interest and fees on loans held for sale	334	48	1,161	108
Interest on investment securities	51,661	50,716	155,250	142,416
Interest on federal funds sold and short-term securities purchased under
agreements to resell	20	21	63	45
Interest on long-term securities purchased under agreements to resell	3,328	3,273	10,157	9,994
Interest on deposits with banks	268	103	689	404
Total interest income	179,361	169,115	531,554	492,674
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,619	3,356	10,651	9,951
Time open and C.D.'s of less than $100,000	683	786	2,134	2,484
Time open and C.D.'s of $100,000 and over	2,186	1,554	6,519	4,468
Interest on federal funds purchased and securities sold under
agreements to repurchase	724	483	2,337	1,271
Interest on other borrowings	906	898	3,066	2,667
Total interest expense	8,118	7,077	24,707	20,841
Net interest income	171,243	162,038	506,847	471,833
Provision for loan losses	7,263	8,364	25,918	19,541
Net interest income after provision for loan losses	163,980	153,674	480,929	452,292
NON-INTEREST INCOME
Bank card transaction fees	47,006	44,635	136,541	132,606
Trust fees	30,951	29,302	90,435	88,815
Deposit account charges and other fees	22,241	20,674	64,260	58,810
Capital market fees	2,751	2,620	7,976	8,360
Consumer brokerage services	3,375	3,687	10,375	10,530
Loan fees and sales	3,123	1,855	8,829	6,127
Other	9,872	8,515	36,497	26,849
Total non-interest income	119,319	111,288	354,913	332,097
INVESTMENT SECURITIES GAINS (LOSSES), NET	(1,965)	(378)	(3,704)	7,800
NON-INTEREST EXPENSE
Salaries and employee benefits	107,004	100,874	318,671	298,603
Net occupancy	12,366	11,247	34,761	33,807
Equipment	4,842	4,789	14,257	14,171
Supplies and communication	5,968	5,609	18,490	16,416
Data processing and software	23,663	21,119	69,332	61,670
Marketing	4,399	4,343	12,601	12,568
Deposit insurance	3,576	2,981	9,884	9,001
Other	19,424	20,440	57,808	54,474
Total non-interest expense	181,242	171,402	535,804	500,710
Income before income taxes	100,092	93,182	296,334	291,479
Less income taxes	30,942	27,969	91,854	88,929
Net income	69,150	65,213	204,480	202,550
Less non-controlling interest expense	605	601	668	2,530
Net income attributable to Commerce Bancshares, Inc.	68,545	64,612	203,812	200,020
Less preferred stock dividends	2,250	2,250	6,750	6,750
Net income available to common shareholders	$66,295	$62,362	$197,062	$193,270
Net income per common share — basic	$.69	$.63	$2.04	$1.93
Net income per common share — diluted	$.68	$.63	$2.03	$1.93
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
	(Unaudited)
Net income	$69,150	$65,213	$204,480	$202,550
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	46	(327)	(352)	(306)
Net unrealized gains (losses) on other securities	(13,747)	16,891	87,887	2,754
Pension loss amortization	359	283	1,077	1,095
Other comprehensive income (loss)	(13,342)	16,847	88,612	3,543
Comprehensive income	55,808	82,060	293,092	206,093
Less non-controlling interest expense	605	601	668	2,530
Comprehensive income attributable to Commerce Bancshares, Inc.	$55,203	$81,459	$292,424	$203,563
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2016	$144,784	$489,862	$1,337,677	$383,313	$(26,116)	$32,470	$5,428	$2,367,418
Net income				203,812			668	204,480
Other comprehensive income						88,612		88,612
Distributions to non-controlling interest							(704)	(704)
Purchases of treasury stock					(38,476)			(38,476)
Issuance of stock under purchase and equity compensation plans			(14,057)		14,054			(3)
Excess tax benefit related to equity compensation plans			2,629					2,629
Stock-based compensation			8,901					8,901
Cash dividends on common stock ($.675 per share)				(65,294)				(65,294)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2016	$144,784	$489,862	$1,335,150	$515,081	$(50,538)	$121,082	$5,392	$2,560,813
Balance January 1, 2015	$144,784	$484,155	$1,229,075	$426,648	$(16,562)	$62,093	$4,053	$2,334,246
Net income				200,020			2,530	202,550
Other comprehensive income						3,543		3,543
Distributions to non-controlling interest							(845)	(845)
Purchases of treasury stock					(9,147)			(9,147)
Accelerated share repurchase agreements			60,000		(160,000)			(100,000)
Issuance of stock under purchase and equity compensation plans			(15,302)		17,216			1,914
Excess tax benefit related to equity compensation plans			1,871					1,871
Stock-based compensation			7,702					7,702
Cash dividends on common stock ($.643 per share)				(64,041)				(64,041)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2015	$144,784	$484,155	$1,283,346	$555,877	$(168,493)	$65,636	$5,738	$2,371,043
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2016		2015
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$204,480		$202,550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,918		19,541
Provision for depreciation and amortization	30,997		32,100
Amortization of investment security premiums, net	23,357		23,249
Investment securities (gains) losses, net (A)	3,704		(7,800)
Net gains on sales of loans held for sale	(4,924)		(2,184)
Originations of loans held for sale	(115,768)		(75,589)
Proceeds from sales of loans held for sale	117,746		72,973
Net (increase) decrease in trading securities, excluding unsettled transactions	77,262		(5,042)
Stock-based compensation	8,901		7,702
Increase in interest receivable	(331)		(2,652)
Increase (decrease) in interest payable	269		(96)
Increase in income taxes payable	1,787		16,312
Excess tax benefit related to equity compensation plans	(2,629)		(1,871)
Other changes, net	(24,602)		(365)
Net cash provided by operating activities	346,167		278,828
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	7,946		684,893
Proceeds from maturities/pay downs of investment securities (A)	1,659,778		1,923,785
Purchases of investment securities (A)	(1,080,003)		(2,507,803)
Net increase in loans	(817,886)		(782,559)
Repayments of long-term securities purchased under agreements to resell	150,000		75,000
Purchases of land, buildings and equipment	(18,479)		(22,718)
Sales of land, buildings and equipment	5,831		4,752
Net cash used in investing activities	(92,813)		(624,650)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	280,495		(319,853)
Net increase (decrease) in time open and C.D.'s	14,510		(130,591)
Net increase (decrease) in federal funds purchased and short-term securities sold under agreements to repurchase	(473,661)		330,679
Repayment of long-term borrowings	(3,872)		(227)
Additional long-term borrowings	1,469	—	—
Purchases of treasury stock	(38,476)		(9,147)
Accelerated share repurchase agreements	—		(100,000)
Issuance of stock under equity compensation plans	(3)		1,914
Excess tax benefit related to equity compensation plans	2,629		1,871
Cash dividends paid on common stock	(65,294)		(64,041)
Cash dividends paid on preferred stock	(6,750)		(6,750)
Net cash used in financing activities	(288,953)		(296,145)
Decrease in cash and cash equivalents	(35,599)		(641,967)
Cash and cash equivalents at beginning of year	502,719		1,100,717
Cash and cash equivalents at September 30	$467,120		$458,750
(A) Available for sale and non-marketable securities
Income tax payments, net	$88,531		$70,860
Interest paid on deposits and borrowings	$24,438		$20,937
Loans transferred to foreclosed real estate	$1,031		$2,459
Loans transferred from held for investment to held for sale, net	$42,688		$—
Settlement of accelerated stock repurchase agreement and receipt of treasury stock	$—		$60,000
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2015 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at September 30, 2016 and December 31, 2015 are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Commercial:
Business	$4,770,883	$4,397,893
Real estate – construction and land	800,545	624,070
Real estate – business	2,520,528	2,355,544
Personal Banking:
Real estate – personal	1,968,005	1,915,953
Consumer	1,972,969	1,924,365
Revolving home equity	417,591	432,981
Consumer credit card	760,022	779,744
Overdrafts	19,698	6,142
Total loans	$13,230,241	$12,436,692

At September 30, 2016, loans of $3.6 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2016 and 2015, respectively, follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$89,198	$64,634	$153,832	$82,086	$69,446	$151,532
Provision	(1,411)	8,674	7,263	4,309	21,609	25,918
Deductions:
Loans charged off	291	11,872	12,163	2,465	35,633	38,098
Less recoveries on loans	2,759	2,841	5,600	6,325	8,855	15,180
Net loan charge-offs (recoveries)	(2,468)	9,031	6,563	(3,860)	26,778	22,918
Balance September 30, 2016	$90,255	$64,277	$154,532	$90,255	$64,277	$154,532
Balance at beginning of period	$86,329	$65,203	$151,532	$89,622	$66,910	$156,532
Provision	(1,976)	10,340	8,364	(6,089)	25,630	19,541
Deductions:
Loans charged off	903	11,321	12,224	3,035	34,194	37,229
Less recoveries on loans	1,167	2,693	3,860	4,119	8,569	12,688
Net loan charge-offs (recoveries)	(264)	8,628	8,364	(1,084)	25,625	24,541
Balance September 30, 2015	$84,617	$66,915	$151,532	$84,617	$66,915	$151,532

The following table shows the balance in the allowance for loan losses and the related loan balance at September 30, 2016 and December 31, 2015, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
September 30, 2016
Commercial	$1,816	$44,526	$88,439	$8,047,430
Personal Banking	1,253	20,594	63,024	5,117,691
Total	$3,069	$65,120	$151,463	$13,165,121
December 31, 2015
Commercial	$1,927	$43,027	$80,159	$7,334,480
Personal Banking	1,557	22,287	67,889	5,036,898
Total	$3,484	$65,314	$148,048	$12,371,378

Impaired loans
The table below shows the Company’s investment in impaired loans at September 30, 2016 and December 31, 2015. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 14.

(In thousands)	Sept. 30, 2016	Dec. 31, 2015
Non-accrual loans	$15,645	$26,575
Restructured loans (accruing)	49,475	38,739
Total impaired loans	$65,120	$65,314

The following table provides additional information about impaired loans held by the Company at September 30, 2016 and December 31, 2015, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2016
With no related allowance recorded:
Business	$7,053	$10,018	$—
Real estate – construction and land	1,228	1,594	—
	$8,281	$11,612	$—
With an allowance recorded:
Business	$28,369	$30,171	$1,284
Real estate – construction and land	214	219	18
Real estate – business	7,662	9,077	514
Real estate – personal	6,703	9,564	602
Consumer	5,537	5,537	66
Revolving home equity	636	646	18
Consumer credit card	7,718	7,718	567
	$56,839	$62,932	$3,069
Total	$65,120	$74,544	$3,069
December 31, 2015
With no related allowance recorded:
Business	$9,330	$11,777	$—
Real estate – construction and land	2,961	8,956	—
Real estate – business	4,793	6,264	—
Real estate – personal	373	373	—
	$17,457	$27,370	$—
With an allowance recorded:
Business	$18,227	$20,031	$1,119
Real estate – construction and land	1,227	2,804	63
Real estate – business	6,489	9,008	745
Real estate – personal	7,667	10,530	831
Consumer	5,599	5,599	63
Revolving home equity	704	852	67
Consumer credit card	7,944	7,944	596
	$47,857	$56,768	$3,484
Total	$65,314	$84,138	$3,484

Total average impaired loans for the three and nine month periods ended September 30, 2016 and 2015, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended September 30, 2016
Non-accrual loans	$15,106	$3,928	$19,034
Restructured loans (accruing)	31,372	17,082	48,454
Total	$46,478	$21,010	$67,488
For the nine months ended September 30, 2016
Non-accrual loans	$19,387	$4,336	$23,723
Restructured loans (accruing)	29,117	17,359	46,476
Total	$48,504	$21,695	$70,199
For the three months ended September 30, 2015
Non-accrual loans	$21,119	$5,179	$26,298
Restructured loans (accruing)	13,399	18,221	31,620
Total	$34,518	$23,400	$57,918
For the nine months ended September 30, 2015
Non-accrual loans	$25,784	$5,791	$31,575
Restructured loans (accruing)	16,612	18,854	35,466
Total	$42,396	$24,645	$67,041

The table below shows interest income recognized during the three and nine month periods ended September 30, 2016 and 2015, respectively, for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 14.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
Interest income recognized on impaired loans:
Business	$277	$63	$830	$188
Real estate – construction and land	2	22	7	66
Real estate – business	42	33	126	99
Real estate – personal	39	47	118	142
Consumer	89	87	267	261
Revolving home equity	7	6	22	17
Consumer credit card	174	186	522	558
Total	$630	$444	$1,892	$1,331

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2016 and December 31, 2015.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2016
Commercial:
Business	$4,758,519	$3,100	$506	$8,758	$4,770,883
Real estate – construction and land	794,731	2,357	2,147	1,310	800,545
Real estate – business	2,513,270	5,011	327	1,920	2,520,528
Personal Banking:
Real estate – personal	1,954,889	6,901	2,581	3,634	1,968,005
Consumer	1,951,011	19,510	2,448	—	1,972,969
Revolving home equity	414,251	2,246	1,071	23	417,591
Consumer credit card	742,820	9,366	7,836	—	760,022
Overdrafts	19,254	444	—	—	19,698
Total	$13,148,745	$48,935	$16,916	$15,645	$13,230,241
December 31, 2015
Commercial:
Business	$4,384,149	$2,306	$564	$10,874	$4,397,893
Real estate – construction and land	617,838	3,142	—	3,090	624,070
Real estate – business	2,340,919	6,762	—	7,863	2,355,544
Personal Banking:
Real estate – personal	1,901,330	7,117	3,081	4,425	1,915,953
Consumer	1,903,389	18,273	2,703	—	1,924,365
Revolving home equity	427,998	2,641	2,019	323	432,981
Consumer credit card	762,750	8,894	8,100	—	779,744
Overdrafts	5,834	308	—	—	6,142
Total	$12,344,207	$49,443	$16,467	$26,575	$12,436,692

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
September 30, 2016
Pass	$4,625,175	$798,168	$2,421,327	$7,844,670
Special mention	76,105	860	46,281	123,246
Substandard	60,845	207	51,000	112,052
Non-accrual	8,758	1,310	1,920	11,988
Total	$4,770,883	$800,545	$2,520,528	$8,091,956
December 31, 2015
Pass	$4,278,857	$618,788	$2,281,565	$7,179,210
Special mention	49,302	1,033	15,009	65,344
Substandard	58,860	1,159	51,107	111,126
Non-accrual	10,874	3,090	7,863	21,827
Total	$4,397,893	$624,070	$2,355,544	$7,377,507

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At September 30, 2016, these were comprised of $251.7 million in personal real estate loans, or 4.9% of the Personal Banking portfolio, compared to $257.8 million at December 31, 2015. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2016 and December 31, 2015 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2016
FICO score:
Under 600	1.4%	4.2%	1.2%	4.0%
600 - 659	3.0	8.5	3.8	11.9
660 - 719	10.3	21.0	13.2	31.4
720 - 779	24.8	26.5	28.1	28.4
780 and over	60.5	39.8	53.7	24.3
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2015
FICO score:
Under 600	1.5%	4.5%	1.5%	3.9%
600 - 659	3.0	9.7	3.9	12.0
660 - 719	9.1	21.8	13.6	31.7
720 - 779	25.0	26.4	28.4	27.9
780 and over	61.4	37.6	52.6	24.5
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $59.0 million at September 30, 2016. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $9.6 million at September 30, 2016. Other performing restructured loans totaled $49.5 million at September 30, 2016. These include certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result the loans were classified as troubled debt restructurings. These commercial loans totaled $33.2 million at September 30, 2016. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $7.7 million at September 30, 2016. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At September 30, 2016, these loans totaled $8.2 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at September 30, 2016, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2016	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$34,227	$—
Real estate - construction and land	784	676
Real estate - business	5,742	751
Personal Banking:
Real estate - personal	4,387	358
Consumer	5,560	62
Revolving home equity	613	67
Consumer credit card	7,718	537
Total restructured loans	$59,031	$2,451

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $926 thousand on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $11.5 million at September 30, 2016 to lend additional funds to borrowers with restructured loans.

Loans held for sale
Beginning January 1, 2015, certain long-term fixed rate personal real estate loan originations have been designated as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. At September 30, 2016, the fair value of these loans was $4.4 million, and the unpaid principal balance was $4.3 million.

Beginning in the third quarter of 2015, the Company has designated certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans at various times while the student is attending school or shortly after graduation. At September 30, 2016, the balance of these loans was $5.1 million. These loans are carried at lower of cost or fair value.

In March 2016, the Company designated certain loans secured by automobiles as held for sale in order to rebalance the auto loan portfolio in relation to the Company's other loan categories. The loans were sold in the second and third quarters and totaled $33.6 million, resulting in a net gain of $56 thousand. The group of loans were representative of the overall auto loan portfolio and were sold to other financial institutions.

At September 30, 2016, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing. Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan's contractual interest rate. Gains and losses in fair value resulting from the application of the fair value option, or lower of cost or fair value accounting, are recognized in loan fees and sales in the consolidated statements of income.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $950 thousand and $2.8 million at September 30, 2016 and December 31, 2015, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.5 million and $3.3 million at September 30, 2016 and December 31, 2015, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities

Investment securities, at fair value, consisted of the following at September 30, 2016 and December 31, 2015.

(In thousands)	Sept. 30, 2016	Dec. 31, 2015
Available for sale	$9,438,871	$9,777,004
Trading	28,586	11,890
Non-marketable	108,224	112,786
Total investment securities	$9,575,681	$9,901,680

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. The available for sale and the trading portfolios are carried at fair value. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $46.9 million at September 30, 2016 and $46.8 million at December 31, 2015. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $61.0 million at September 30, 2016 and $65.6 million at December 31, 2015. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of September 30, 2016 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$59,068	$60,028
After 1 but within 5 years	500,823	514,620
After 5 but within 10 years	106,427	110,802
After 10 years	72,340	70,199
Total U.S. government and federal agency obligations	738,658	755,649
Government-sponsored enterprise obligations:
Within 1 year	11,589	11,627
After 1 but within 5 years	419,071	424,410
After 5 but within 10 years	14,988	15,205
Total government-sponsored enterprise obligations	445,648	451,242
State and municipal obligations:
Within 1 year	153,968	155,078
After 1 but within 5 years	626,147	641,498
After 5 but within 10 years	941,494	983,236
After 10 years	55,248	56,189
Total state and municipal obligations	1,776,857	1,836,001
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,590,902	2,663,677
Non-agency mortgage-backed securities	922,302	937,208
Asset-backed securities	2,403,019	2,409,324
Total mortgage and asset-backed securities	5,916,223	6,010,209
Other debt securities:
Within 1 year	5,997	6,025
After 1 but within 5 years	97,136	98,939
After 5 but within 10 years	214,311	222,376
After 10 years	11,588	11,472
Total other debt securities	329,032	338,812
Equity securities	5,678	46,958
Total available for sale investment securities	$9,212,096	$9,438,871

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $437.9 million, at fair value, at September 30, 2016. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in equity securities is common and preferred stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $46.9 million at September 30, 2016.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
U.S. government and federal agency obligations	$738,658	$19,132	$(2,141)	$755,649
Government-sponsored enterprise obligations	445,648	5,637	(43)	451,242
State and municipal obligations	1,776,857	59,760	(616)	1,836,001
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,590,902	72,803	(28)	2,663,677
Non-agency mortgage-backed securities	922,302	15,145	(239)	937,208
Asset-backed securities	2,403,019	14,026	(7,721)	2,409,324
Total mortgage and asset-backed securities	5,916,223	101,974	(7,988)	6,010,209
Other debt securities	329,032	9,946	(166)	338,812
Equity securities	5,678	41,280	—	46,958
Total	$9,212,096	$237,729	$(10,954)	$9,438,871
December 31, 2015
U.S. government and federal agency obligations	$729,846	$5,051	$(7,821)	$727,076
Government-sponsored enterprise obligations	794,912	2,657	(4,546)	793,023
State and municipal obligations	1,706,635	37,061	(1,739)	1,741,957
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,579,031	47,856	(8,606)	2,618,281
Non-agency mortgage-backed securities	879,186	8,596	(7,819)	879,963
Asset-backed securities	2,660,201	1,287	(17,107)	2,644,381
Total mortgage and asset-backed securities	6,118,418	57,739	(33,532)	6,142,625
Other debt securities	335,925	377	(4,982)	331,320
Equity securities	5,678	35,325	—	41,003
Total	$9,691,414	$138,210	$(52,620)	$9,777,004

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, cash flow analyses are prepared. For more complex analyses, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2016, the fair value of securities on this watch list was $103.7 million compared to $95.8 million at December 31, 2015.

As of September 30, 2016, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $34.6 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.2 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at September 30, 2016 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	18%	-	51%
Credit support	0%	-	30%
Loss severity	17%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Nine Months Ended September 30
(In thousands)	2016	2015
Cumulative OTTI credit losses at January 1	$14,129	$13,734
Credit losses on debt securities for which impairment was not previously recognized	—	76
Credit losses on debt securities for which impairment was previously recognized	270	407
Increase in expected cash flows that are recognized over remaining life of security	(171)	(73)
Cumulative OTTI credit losses at September 30	$14,228	$14,144

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
U.S. government and federal agency obligations	$36,586	$61	$33,613	$2,080	$70,199	$2,141
Government-sponsored enterprise obligations	49,901	43	—	—	49,901	43
State and municipal obligations	26,335	227	16,276	389	42,611	616
Mortgage and asset-backed securities:
Agency mortgage-backed securities	24,564	23	2,304	5	26,868	28
Non-agency mortgage-backed securities	61,283	127	39,070	112	100,353	239
Asset-backed securities	279,282	1,510	365,402	6,211	644,684	7,721
Total mortgage and asset-backed securities	365,129	1,660	406,776	6,328	771,905	7,988
Other debt securities	7,936	36	12,458	130	20,394	166
Total	$485,887	$2,027	$469,123	$8,927	$955,010	$10,954
December 31, 2015
U.S. government and federal agency obligations	$491,998	$3,098	$31,012	$4,723	$523,010	$7,821
Government-sponsored enterprise obligations	157,830	1,975	110,250	2,571	268,080	4,546
State and municipal obligations	66,998	544	31,120	1,195	98,118	1,739
Mortgage and asset-backed securities:
Agency mortgage-backed securities	530,035	2,989	291,902	5,617	821,937	8,606
Non-agency mortgage-backed securities	653,603	7,059	54,536	760	708,139	7,819
Asset-backed securities	2,207,922	12,492	223,311	4,615	2,431,233	17,107
Total mortgage and asset-backed securities	3,391,560	22,540	569,749	10,992	3,961,309	33,532
Other debt securities	244,452	3,687	25,218	1,295	269,670	4,982
Total	$4,352,838	$31,844	$767,349	$20,776	$5,120,187	$52,620

The total available for sale portfolio consisted of approximately 2,000 individual securities at September 30, 2016. The portfolio included 152 securities, having an aggregate fair value of $955.0 million, that were in an unrealized loss position at September 30, 2016, compared to 466 securities, with a fair value of $5.1 billion, at December 31, 2015. The total amount of unrealized losses on these securities decreased $41.7 million to $11.0 million at September 30, 2016, largely due to a lower rate environment. At September 30, 2016, the fair value of securities in an unrealized loss position for 12 months or longer totaled $469.1 million, or 5.0% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $616 thousand at September 30, 2016, of which $378 thousand related to auction rate securities. This portfolio totaled $1.8 billion at fair value, or 19.5% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and the Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2016	2015
Proceeds from sales of available for sale securities	$—	$675,870
Proceeds from sales of non-marketable securities	7,946	9,023
Total proceeds	$7,946	$684,893
Available for sale:
Gains realized on sales	$—	$2,813
Other-than-temporary impairment recognized on debt securities	(270)	(483)
Non-marketable:
Gains realized on sales	3,717	2,516
Losses realized on sales	(502)	—
Fair value adjustments, net	(6,649)	2,954
Investment securities gains (losses), net	$(3,704)	$7,800

At September 30, 2016, securities totaling $4.0 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $578.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2016				December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(27,182)	$—	$4,088	$31,270	$(26,239)	$—	$5,031
Mortgage servicing rights	5,260	(2,691)	(36)	2,533	4,638	(2,971)	(29)	1,638
Total	$36,530	$(29,873)	$(36)	$6,621	$35,908	$(29,210)	$(29)	$6,669

Aggregate amortization expense on intangible assets was $374 thousand and $445 thousand for the three month periods ended September 30, 2016 and 2015, respectively, and $1.2 million and $1.4 million for the nine month periods ended September 30, 2016 and 2015, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2016. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2016	$1,584
2017	1,210
2018	931
2019	770
2020	630

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2016 is as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2016	$138,921	$5,031	$1,638
Originations	—	—	1,127
Amortization	—	(943)	(225)
Impairment	—	—	(7)
Balance September 30, 2016	$138,921	$4,088	$2,533

Goodwill allocated to the Company’s operating segments at September 30, 2016 and December 31, 2015 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2016, that net liability was $2.4 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $352.1 million at September 30, 2016.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2016, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At September 30, 2016, the fair value of the Company's guarantee liabilities for RPAs was $272 thousand, and the notional amount of the underlying swaps was $60.2 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
Service cost - benefits earned during the period	$135	$127	$406	$379
Interest cost on projected benefit obligation	986	1,139	2,958	3,571
Expected return on plan assets	(1,437)	(1,523)	(4,313)	(4,569)
Amortization of prior service cost	(68)	(203)	(203)	(203)
Amortization of unrecognized net loss	647	660	1,940	1,969
Net periodic pension cost	$263	$200	$788	$1,147

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first nine months of 2016, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2016.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2016	2015	2016	2015
Basic income per common share:
Net income available to common shareholders	$66,295	$62,362	$197,062	$193,270
Less income allocated to nonvested restricted stock	913	884	2,747	2,677
Net income allocated to common stock	$65,382	$61,478	$194,315	$190,593
Weighted average common shares outstanding	95,426	96,589	95,458	98,568
Basic income per common share	$.69	$.63	$2.04	$1.93
Diluted income per common share:
Net income available to common shareholders	$66,295	$62,362	$197,062	$193,270
Less income allocated to nonvested restricted stock	912	883	2,743	2,672
Net income allocated to common stock	$65,383	$61,479	$194,319	$190,598
Weighted average common shares outstanding	95,426	96,589	95,458	98,568
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	243	293	236	315
Weighted average diluted common shares outstanding	95,669	96,882	95,694	98,883
Diluted income per common share	$.68	$.63	$2.03	$1.93

Unexercised stock options and stock appreciation rights of 84 thousand and 395 thousand were excluded in the computation of diluted income per common share for the nine month periods ended September 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.
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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2016	$3,316	$49,750	$(20,596)	$32,470
Other comprehensive income (loss) before reclassifications	(837)	141,752	—	140,915
Amounts reclassified from accumulated other comprehensive income	270	—	1,737	2,007
Current period other comprehensive income (loss), before tax	(567)	141,752	1,737	142,922
Income tax (expense) benefit	215	(53,865)	(660)	(54,310)
Current period other comprehensive income (loss), net of tax	(352)	87,887	1,077	88,612
Balance September 30, 2016	$2,964	$137,637	$(19,519)	$121,082
Balance January 1, 2015	$3,791	$81,310	$(23,008)	$62,093
Other comprehensive income (loss) before reclassifications	(976)	7,255	—	6,279
Amounts reclassified from accumulated other comprehensive income	483	(2,813)	1,766	(564)
Current period other comprehensive income (loss), before tax	(493)	4,442	1,766	5,715
Income tax (expense) benefit	187	(1,688)	(671)	(2,172)
Current period other comprehensive income (loss), net of tax	(306)	2,754	1,095	3,543
Transfer of unrealized gain on securities for which impairment was not previously recognized	43	(43)	—	—
Balance September 30, 2015	$3,528	$84,021	$(21,913)	$65,636
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2016
Net interest income	$67,375	$78,537	$10,782	$156,694	$14,549	$171,243
Provision for loan losses	(9,033)	2,432	(5)	(6,606)	(657)	(7,263)
Non-interest income	34,229	49,832	36,675	120,736	(1,417)	119,319
Investment securities losses, net	—	—	—	—	(1,965)	(1,965)
Non-interest expense	(70,113)	(71,425)	(28,185)	(169,723)	(11,519)	(181,242)
Income before income taxes	$22,458	$59,376	$19,267	$101,101	$(1,009)	$100,092
Nine Months Ended September 30, 2016
Net interest income	$201,166	$231,552	$32,604	$465,322	$41,525	$506,847
Provision for loan losses	(26,533)	3,919	(120)	(22,734)	(3,184)	(25,918)
Non-interest income	97,165	149,240	107,696	354,101	812	354,913
Investment securities losses, net	—	—	—	—	(3,704)	(3,704)
Non-interest expense	(209,649)	(211,961)	(85,025)	(506,635)	(29,169)	(535,804)
Income before income taxes	$62,149	$172,750	$55,155	$290,054	$6,280	$296,334
Three Months Ended September 30, 2015
Net interest income	$67,085	$74,476	$10,427	$151,988	$10,050	$162,038
Provision for loan losses	(8,605)	166	106	(8,333)	(31)	(8,364)
Non-interest income	31,099	47,486	33,980	112,565	(1,277)	111,288
Investment securities losses, net	—	—	—	—	(378)	(378)
Non-interest expense	(69,158)	(68,713)	(27,182)	(165,053)	(6,349)	(171,402)
Income before income taxes	$20,421	$53,415	$17,331	$91,167	$2,015	$93,182
Nine Months Ended September 30, 2015
Net interest income	$199,265	$218,699	$31,921	$449,885	$21,948	$471,833
Provision for loan losses	(25,500)	842	114	(24,544)	5,003	(19,541)
Non-interest income	87,462	144,685	102,517	334,664	(2,567)	332,097
Investment securities gains, net	—	—	—	—	7,800	7,800
Non-interest expense	(203,440)	(199,097)	(81,432)	(483,969)	(16,741)	(500,710)
Income before income taxes	$57,787	$165,129	$53,120	$276,036	$15,443	$291,479

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

(In thousands)	September 30, 2016	December 31, 2015
Interest rate swaps	$1,320,674	$1,020,310
Interest rate caps	60,954	66,118
Credit risk participation agreements	63,117	62,456
Foreign exchange contracts	3,792	15,535
Mortgage loan commitments	24,301	8,605
Mortgage loan forward sale contracts	518	642
Forward TBA contracts	25,500	11,000
Total notional amount	$1,498,856	$1,184,666

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

The banking customer counterparties are engaged in a variety of businesses, including real estate and building materials, manufacturing, education, communications, retail product distribution, and retirement communities. At September 30, 2016, the largest potential loss exposures were in the groups related to real estate, distribution, and retirement communities. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $15.7 million (real estate), $3.5 million (retirement communities), and $3.4 million (distribution) at September 30, 2016.

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

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$31,135	$11,993	$(31,343)	$(11,993)
Interest rate caps	36	73	(36)	(73)
Credit risk participation agreements	1	1	(272)	(195)
Foreign exchange contracts	5	437	(10)	(430)
Mortgage loan commitments	876	263	—	—
Mortgage loan forward sale contracts	1	—	—	—
Forward TBA contracts	2	4	(111)	(38)
Total	$32,056	$12,771	$(31,772)	$(12,729)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2016	2015	2016	2015
Derivative instruments:
Interest rate swaps	Other non-interest income	$203	$741	$3,198	$3,551
Credit risk participation agreements	Other non-interest income	50	(57)	(8)	(9)
Foreign exchange contracts	Other non-interest income	(20)	(55)	(12)	267
Mortgage loan commitments	Loan fees and sales	86	106	613	451
Mortgage loan forward sale contracts	Loan fees and sales	1	(6)	1	(5)
Forward TBA contracts	Loan fees and sales	(172)	(370)	(898)	15
Total		$148	$359	$2,894	$4,270

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

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At September 30, 2016, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $31.3 million, and had posted securities with a fair value of $5.1 million and cash totaling $36.8 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
September 30, 2016
Assets:
Derivatives subject to master netting agreements	$31,174	$—	$31,174	$(38)	$—	$31,136
Derivatives not subject to master netting agreements	882	—	882
Total derivatives	32,056	—	32,056
Liabilities:
Derivatives subject to master netting agreements	$31,762	$—	$31,762	$(38)	$(30,319)	$1,405
Derivatives not subject to master netting agreements	10	—	10
Total derivatives	31,772	—	31,772
December 31, 2015
Assets:
Derivatives subject to master netting agreements	$12,071	$—	$12,071	$(94)	$—	$11,977
Derivatives not subject to master netting agreements	700	—	700
Total derivatives	12,771	—	12,771
Liabilities:
Derivatives subject to master netting agreements	$12,299	$—	$12,299	$(94)	$(10,927)	$1,278
Derivatives not subject to master netting agreements	430	—	430
Total derivatives	12,729	—	12,729

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $550.0 million at both September 30, 2016 and December 31, 2015. At September 30, 2016, the Company had posted collateral of $572.9 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $564.7 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
September 30, 2016
Total resale agreements, subject to master netting arrangements	$1,275,000	$(550,000)	$725,000	$—	$(725,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,746,251	(550,000)	1,196,251	—	(1,196,251)	—
December 31, 2015
Total resale agreements, subject to master netting arrangements	$1,425,000	$(550,000)	$875,000	$—	$(875,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,956,582	(550,000)	1,406,582	—	(1,406,582)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2016 and December 31, 2015, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2016
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$228,435	$—	$300,000	$528,435
Government-sponsored enterprise obligations	185,224	—	2,728	187,952
Agency mortgage-backed securities	367,145	2,908	252,982	623,035
Asset-backed securities	306,829	100,000	—	406,829
Total repurchase agreements, gross amount recognized	$1,087,633	$102,908	$555,710	$1,746,251
December 31, 2015
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$210,346	$—	$300,000	$510,346
Government-sponsored enterprise obligations	356,970	—	24,096	381,066
Agency mortgage-backed securities	579,974	2,292	225,904	808,170
Asset-backed securities	212,000	45,000	—	257,000
Total repurchase agreements, gross amount recognized	$1,359,290	$47,292	$550,000	$1,956,582

12. Stock-Based Compensation

The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $2.6 million and $2.4 million in the three month periods ended September 30, 2016 and 2015, respectively, and $8.9 million and $7.7 million in the nine months ended September 30, 2016 and 2015, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2016, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	1,384,417	$34.38
Granted	221,222	42.17
Vested	(249,953)	30.51
Forfeited	(28,618)	36.52
Nonvested at September 30, 2016	1,327,068	$36.36

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

Weighted per share average fair value at grant date	$7.49
Assumptions:
Dividend yield	2.2%
Volatility	21.2%
Risk-free interest rate	1.8%
Expected term	7.2 years

A summary of SAR activity during the first nine months of 2016 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,588,457	$33.74
Granted	251,982	41.35
Forfeited	(13,916)	38.06
Expired	(1,375)	37.19
Exercised	(469,903)	31.37
Outstanding at September 30, 2016	1,355,245	$35.93	5.6 years	$18,068

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

The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2015 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the September 30, 2016 and December 31, 2015 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2016 or the year ended December 31, 2015.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Assets:
Residential mortgage loans held for sale	$4,447	$—	$4,447	$—
Available for sale securities:
U.S. government and federal agency obligations	755,649	755,649	—	—
Government-sponsored enterprise obligations	451,242	—	451,242	—
State and municipal obligations	1,836,001	—	1,819,093	16,908
Agency mortgage-backed securities	2,663,677	—	2,663,677	—
Non-agency mortgage-backed securities	937,208	—	937,208	—
Asset-backed securities	2,409,324	—	2,409,324	—
Other debt securities	338,812	—	338,812	—
Equity securities	46,958	23,045	23,913	—
Trading securities	28,586	—	28,586	—
Private equity investments	59,486	—	—	59,486
Derivatives *	32,056	—	31,179	877
Assets held in trust for deferred compensation plan	10,028	10,028	—	—
Total assets	9,573,474	788,722	8,707,481	77,271
Liabilities:
Derivatives *	31,772	—	31,500	272
Liabilities held in trust for deferred compensation plan	10,028	10,028	—	—
Total liabilities	$41,800	$10,028	$31,500	$272
December 31, 2015
Assets:
Residential mortgage loans held for sale	$4,981	$—	$4,981	$—
Available for sale securities:
U.S. government and federal agency obligations	727,076	727,076	—	—
Government-sponsored enterprise obligations	793,023	—	793,023	—
State and municipal obligations	1,741,957	—	1,724,762	17,195
Agency mortgage-backed securities	2,618,281	—	2,618,281	—
Non-agency mortgage-backed securities	879,963	—	879,963	—
Asset-backed securities	2,644,381	—	2,644,381	—
Other debt securities	331,320	—	331,320	—
Equity securities	41,003	20,263	20,740	—
Trading securities	11,890	—	11,890	—
Private equity investments	63,032	—	—	63,032
Derivatives *	12,771	—	12,507	264
Assets held in trust for deferred compensation plan	9,278	9,278	—	—
Total assets	9,878,956	756,617	9,041,848	80,491
Liabilities:
Derivatives *	12,729	—	12,534	195
Liabilities held in trust for deferred compensation plan	9,278	9,278	—	—
Total liabilities	$22,007	$9,278	$12,534	$195
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2016
Balance June 30, 2016	$17,679	$62,813	$502	$80,994
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,921)	136	(2,785)
Included in other comprehensive income *	317	—	—	317
Investment securities called	(1,100)	—	—	(1,100)
Discount accretion	12	—	—	12
Purchases of private equity investments	—	2,894	—	2,894
Sale/pay down of private equity investments	—	(3,315)	—	(3,315)
Capitalized interest/dividends	—	15	—	15
Sale of risk participation agreement	—	—	(33)	(33)
Balance September 30, 2016	$16,908	$59,486	$605	$76,999
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2016	$—	$(2,921)	$926	$(1,995)
For the nine months ended September 30, 2016
Balance January 1, 2016	$17,195	$63,032	$69	$80,296
Total gains or losses (realized/unrealized):
Included in earnings	—	(6,645)	605	(6,040)
Included in other comprehensive income *	819	—	—	819
Investment securities called	(1,200)	—	—	(1,200)
Discount accretion	94	—	—	94
Purchases of private equity investments	—	8,735	—	8,735
Sale/pay down of private equity investments	—	(5,713)	—	(5,713)
Capitalized interest/dividends	—	77	—	77
Sale of risk participation agreement	—	—	(69)	(69)
Balance September 30, 2016	$16,908	$59,486	$605	$76,999
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2016	$—	$(6,545)	$868	$(5,677)
For the three months ended September 30, 2015
Balance June 30, 2015	$92,940	$58,726	$170	$151,836
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,221)	49	(1,172)
Included in other comprehensive income *	227	—	—	227
Discount accretion	22	—	—	22
Purchases of private equity investments	—	9,370	—	9,370
Balance September 30, 2015	$93,189	$66,875	$219	$160,283
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015	$—	$(1,221)	$394	$(827)
For the nine months ended September 30, 2015
Balance January 1, 2015	$95,143	$57,581	$(223)	$152,501
Total gains or losses (realized/unrealized):
Included in earnings	—	2,954	442	3,396
Included in other comprehensive income *	(127)	—	—	(127)
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	173	—	—	173
Purchases of private equity investments	—	11,023	—	11,023
Sale/pay down of private equity investments	—	(4,800)	—	(4,800)
Capitalized interest/dividends	—	117	—	117
Balance September 30, 2015	$93,189	$66,875	$219	$160,283
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015	$—	$2,954	$442	$3,396
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2016
Total gains or losses included in earnings	$86	$50	$(2,921)	$(2,785)
Change in unrealized gains or losses relating to assets still held at September 30, 2016	$876	$50	$(2,921)	$(1,995)
For the nine months ended September 30, 2016
Total gains or losses included in earnings	$613	$(8)	$(6,645)	$(6,040)
Change in unrealized gains or losses relating to assets still held at September 30, 2016	$876	$(8)	$(6,545)	$(5,677)
For the three months ended September 30, 2015
Total gains or losses included in earnings	$106	$(57)	$(1,221)	$(1,172)
Change in unrealized gains or losses relating to assets still held at September 30, 2015	$451	$(57)	$(1,221)	$(827)
For the nine months ended September 30, 2015
Total gains or losses included in earnings	$451	$(9)	$2,954	$3,396
Change in unrealized gains or losses relating to assets still held at September 30, 2015	$451	$(9)	$2,954	$3,396

Level 3 Inputs

The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $16.9 million at September 30, 2016, while private equity investments, included in non-marketable securities, totaled $59.5 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	2.4%	-	3.3%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5
Mortgage loan commitments	Discounted cash flow	Probability of funding	55.3%	-	97.7%	76.8%
		Embedded servicing value	.9%	-	1.0%	1.0%

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first nine months of 2016 and 2015, and still held as of September 30, 2016 and 2015, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2016 and 2015.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30, 2016
September 30, 2016
Collateral dependent impaired loans	$1,756	$—	$—	$1,756	$(1,626)
Mortgage servicing rights	2,533	—	—	2,533	(7)
Foreclosed assets	47	—	—	47	(66)
Long-lived assets	2,232	—	—	2,232	(1,001)

September 30, 2015
Collateral dependent impaired loans	$6,860	$—	$—	$6,860	$(1,794)
Mortgage servicing rights	1,461	—	—	1,461	59
Foreclosed assets	479	—	—	479	(193)
Long-lived assets	937	—	—	937	(1,366)

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	September 30, 2016		December 31, 2015
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,770,883	$4,819,577	$4,397,893	$4,421,237
Real estate - construction and land	Level 3	800,545	810,403	624,070	633,083
Real estate - business	Level 3	2,520,528	2,561,306	2,355,544	2,387,101
Real estate - personal	Level 3	1,968,005	1,998,235	1,915,953	1,940,863
Consumer	Level 3	1,972,969	1,972,559	1,924,365	1,916,747
Revolving home equity	Level 3	417,591	419,543	432,981	434,607
Consumer credit card	Level 3	760,022	780,059	779,744	793,428
Overdrafts	Level 3	19,698	19,698	6,142	6,142
Loans held for sale	Level 2	9,511	9,511	7,607	7,607
Investment securities:
Available for sale	Level 1	778,694	778,694	747,339	747,339
Available for sale	Level 2	8,643,269	8,643,269	9,012,470	9,012,470
Available for sale	Level 3	16,908	16,908	17,195	17,195
Trading	Level 2	28,586	28,586	11,890	11,890
Non-marketable	Level 3	108,224	108,224	112,786	112,786
Federal funds sold	Level 1	13,415	13,415	14,505	14,505
Securities purchased under agreements to resell	Level 3	725,000	731,362	875,000	879,546
Interest earning deposits with banks	Level 1	56,767	56,767	23,803	23,803
Cash and due from banks	Level 1	396,938	396,938	464,411	464,411
Derivative instruments	Level 2	31,179	31,179	12,507	12,507
Derivative instruments	Level 3	877	877	264	264
Assets held in trust for deferred compensation plan	Level 1	10,028	10,028	9,278	9,278
Financial Liabilities
Non-interest bearing deposits	Level 1	$7,130,415	$7,130,415	$7,146,398	$7,146,398
Savings, interest checking and money market deposits	Level 1	11,023,526	11,023,526	10,834,746	10,834,746
Time open and certificates of deposit	Level 3	2,012,219	2,009,071	1,997,709	1,993,521
Federal funds purchased	Level 1	293,640	293,640	556,970	556,970
Securities sold under agreements to repurchase	Level 3	1,196,251	1,196,339	1,406,582	1,406,670
Other borrowings	Level 3	101,415	104,490	103,818	108,542
Derivative instruments	Level 2	31,500	31,500	12,534	12,534
Derivative instruments	Level 3	272	272	195	195
Liabilities held in trust for deferred compensation plan	Level 1	10,028	10,028	9,278	9,278

15. Legal and Regulatory Proceedings
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

The Company is in ongoing discussions with the U.S. Department of Labor concerning an investigation involving ERISA regulations related to a managed trust account.  Currently, no assurances can be given as to the timing for the resolution of the investigation or its outcome, including any ultimate liability.

The Company has various other legal proceedings pending at September 30, 2016, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2015 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015		2016	2015
Per Share Data
Net income per common share — basic	$.69	$.63	*	$2.04	$1.93	*
Net income per common share — diluted	.68	.63	*	2.03	1.93	*
Cash dividends on common stock	.225	.214	*	.675	.643	*
Book value per common share				25.01	22.83	*
Market price				49.26	43.39	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	64.33%	62.44%		63.53%	60.97%
Non-interest bearing deposits to total deposits	35.02	35.44		34.43	34.89
Equity to loans (1)	19.56	19.62		19.29	20.18
Equity to deposits	12.58	12.25		12.26	12.31
Equity to total assets	10.46	9.97		10.15	10.02
Return on total assets	1.12	1.09		1.11	1.13
Return on common equity	10.97	11.25		11.28	11.62
(Based on end-of-period data)
Non-interest income to revenue (2)	41.06	40.72		41.18	41.31
Efficiency ratio (3)	62.25	62.55		62.04	62.12
Tier I common risk-based capital ratio				11.66	11.54
Tier I risk-based capital ratio				12.44	12.37
Total risk-based capital ratio				13.39	13.33
Tangible common equity to tangible assets ratio (4)				9.22	8.72
Tier I leverage ratio				9.58	9.31

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

	September 30
(Dollars in thousands)	2016	2015
Total equity	$2,560,813	$2,371,043
Less non-controlling interest	5,392	5,738
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	4,088	5,365
Total tangible common equity (a)	$2,267,628	$2,076,235
Total assets	$24,734,468	$23,967,648
Less goodwill	138,921	138,921
Less core deposit premium	4,088	5,365
Total tangible assets (b)	$24,591,459	$23,823,362
Tangible common equity to tangible assets ratio (a)/(b)	9.22%	8.72%

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2016	2015	% change	2016	2015	% change
Net interest income	$171,243	$162,038	5.7%	$506,847	$471,833	7.4%
Provision for loan losses	(7,263)	(8,364)	(13.2)	(25,918)	(19,541)	32.6
Non-interest income	119,319	111,288	7.2	354,913	332,097	6.9
Investment securities gains (losses), net	(1,965)	(378)	N.M.	(3,704)	7,800	N.M.
Non-interest expense	(181,242)	(171,402)	5.7	(535,804)	(500,710)	7.0
Income taxes	(30,942)	(27,969)	10.6	(91,854)	(88,929)	3.3
Non-controlling interest expense	(605)	(601)	.7	(668)	(2,530)	(73.6)
Net income attributable to Commerce Bancshares, Inc.	68,545	64,612	6.1	203,812	200,020	1.9
Preferred stock dividends	(2,250)	(2,250)	—	(6,750)	(6,750)	—
Net income available to common shareholders	$66,295	$62,362	6.3%	$197,062	$193,270	2.0%

For the quarter ended September 30, 2016, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $68.5 million, an increase of $3.9 million, or 6.1%, compared to the third quarter of the previous year, and a decrease of $1.3 million, or 1.9%, compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.12%, the annualized return on average common equity was 10.97%, and the efficiency ratio was 62.25%. Diluted earnings per common share was $.68, an increase of 7.9% compared to $.63 per share in the third quarter of 2015 and a decrease of 2.9% compared to $.70 per share in the previous quarter.

Compared to the third quarter of last year, net interest income increased $9.2 million, or 5.7%, mainly due to growth of $8.8 million in interest income on loans and $945 thousand in investment securities, partly offset by an increase of $792 thousand in deposit interest expense. The provision for loan losses totaled $7.3 million for the current quarter, representing a decrease of $1.1 million from the third quarter of 2015. Non-interest income increased $ 8.0 million, or 7.2%, with the largest increases occurring in bank card, deposit, trust, cash sweep, tax credit sales and loan fees, partly offset by lower swap fees. Non-interest expense increased $9.8 million, or 5.7%, over the third quarter of 2015, primarily due to increases in salaries and benefits, occupancy costs, data processing, and FDIC insurance expense. Net investment securities losses totaled $2.0 million in the current quarter compared to losses of $378 thousand in the same quarter last year. The current quarter losses were mainly comprised of fair value adjustments to the Company's private equity portfolio.

Net income for the first nine months of 2016 was $203.8 million, an increase of $3.8 million over the same period last year. Diluted earnings per common share was $2.03, an increase of 5.2% compared to $1.93 per share in the same period last year. For the first nine months of 2016, the annualized return on average assets was 1.11%, the annualized return on average common equity was 11.25%, and the efficiency ratio was 62.04%. Net interest income increased $35.0 million, or 7.4%, over the same period last year. This growth was largely due to increases of $24.5 million in loan interest income and $12.8 million in investment securities interest income, offset by a $2.4 million increase in deposit interest expense. The provision for loan losses was $25.9 million for the first nine months of 2016, up $6.4 million over the same period last year. Non-interest income increased $22.8 million, or 6.9%, over the first nine months of last year largely due to growth in deposit, bank card, cash sweep and loan fees. Non-interest expense increased $35.1 million, or 7.0%, mainly due to higher salaries and benefits expense, data processing and software costs, and bank card rewards expense, in addition to a letter of credit recovery in the previous year that did not recur. Net investment securities losses totaled $3.7 million in the first nine months of 2016 compared to net gains of $7.8 million in the first nine months of 2015, with the majority of these pertaining to the private equity portfolio.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2016 vs. 2015			Nine Months Ended September 30, 2016 vs. 2015
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$3,306	$1,517	$4,823	$10,428	$3,487	$13,915
Real estate - construction and land	3,053	(96)	2,957	8,834	(948)	7,886
Real estate - business	1,375	(548)	827	3,278	(1,448)	1,830
Real estate - personal	305	(17)	288	747	(263)	484
Consumer	868	(532)	336	3,990	(1,874)	2,116
Revolving home equity	(197)	58	(139)	(355)	(43)	(398)
Consumer credit card	127	(120)	7	335	(739)	(404)
Total interest on loans	8,837	262	9,099	27,257	(1,828)	25,429
Loans held for sale	282	4	286	1,046	7	1,053
Investment securities:
U.S. government and federal agency securities	3,574	(3,591)	(17)	3,250	2,998	6,248
Government-sponsored enterprise obligations	(1,807)	568	(1,239)	(4,607)	2,650	(1,957)
State and municipal obligations	(503)	648	145	(1,177)	1,709	532
Mortgage-backed securities	923	(877)	46	5,525	(4,285)	1,240
Asset-backed securities	(596)	1,906	1,310	(3,188)	7,801	4,613
Other securities	172	623	795	2,241	236	2,477
Total interest on investment securities	1,763	(723)	1,040	2,044	11,109	13,153
Federal funds sold and short-term securities purchased under
agreements to resell	(8)	7	(1)	(4)	22	18
Long-term securities purchased under agreements to resell	(782)	837	55	(2,144)	2,307	163
Interest earning deposits with banks	30	135	165	(58)	343	285
Total interest income	10,122	522	10,644	28,141	11,960	40,101
Interest expense:
Deposits:
Savings	13	(11)	2	44	(1)	43
Interest checking and money market	152	109	261	338	319	657
Time open & C.D.'s of less than $100,000	(76)	(27)	(103)	(248)	(102)	(350)
Time open & C.D.'s of $100,000 and over	66	566	632	164	1,887	2,051
Total interest on deposits	155	637	792	298	2,103	2,401
Federal funds purchased and securities sold under
agreements to repurchase	(150)	391	241	(287)	1,353	1,066
Other borrowings	(18)	26	8	2,352	(1,953)	399
Total interest expense	(13)	1,054	1,041	2,363	1,503	3,866
Net interest income, tax equivalent basis	$10,135	$(532)	$9,603	$25,778	$10,457	$36,235

Net interest income in the third quarter of 2016 was $171.2 million, an increase of $9.2 million over the third quarter of 2015. On a tax equivalent (T/E) basis, net interest income totaled $179.1 million in the third quarter of 2016, up $9.6 million over the same period last year and down $477 thousand from the previous quarter.  The increase in net interest income compared to the third quarter of 2015 was mainly due to higher interest on loans of $9.4 million, coupled with higher interest income on investment securities of $1.0 million. The increase in securities interest was mainly due to $938 thousand received in the third quarter of 2016 on a private equity debt investment which had previously been on non-accrual status. Securities interest also includes inflation-

related interest on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS), which is tied to the Consumer Price Index. Interest income related to TIPS increased $3.1 million in the first nine months of 2016 compared to the same period in 2015, and totaled $2.2 million in the current quarter, $3.7 million in the prior quarter and $3.3 million in the third quarter of 2015.  The Company's net yield on earning assets (T/E) was 3.08% in the current quarter, compared to 3.11% in the previous quarter and 3.00% in the third quarter of 2015. Excluding the effects of inflation income and the additional earnings on the private equity debt investment, the net yield on earning assets would have been 3.02% in the current quarter, 3.01% in the previous quarter and 2.94% in the third quarter of 2015.

Total interest income (T/E) increased $10.6 million over the third quarter of 2015. Interest income on loans (T/E), including loans held for sale, increased $9.4 million due to an increase of $1.1 billion, or 9.1%, in average loan balances, partly offset by a three basis point decrease in average rates earned. Most of the increase in interest income occurred in the business, construction, and business real estate loan categories. The largest increase to interest income occurred in business loan interest, which grew $4.8 million due to higher average balances of $472.9 million, or 11.2%, coupled with a 14 basis point increase in the average rate earned. Construction loan interest grew $3.0 million, as average balances increased $345.1 million, or 72.4%, and the average rate earned decreased four basis points. Business real estate loan interest increased $827 thousand due to an increase in average balances of $147.4 million, or 6.5%, partly offset by a decline of eight basis points in the average rate earned. Interest on consumer loans, including held for sale, totaled $19.4 million, an increase of $616 thousand over the the same period last year. The average balance of consumer loans grew $107.8 million, or 5.8%, partly offset by a decline of eight basis points in the average rate earned. Most of the increase in average consumer loan balances resulted from growth of $139.7 million in auto loans and other consumer loans, partly offset by a decrease of $42.7 million in marine and recreational vehicle (RV) loans, as that portfolio continues to pay down.

Interest income on investment securities (T/E) was $57.1 million during the third quarter of 2016, which was an increase of $1.0 million over the same quarter last year. The increase resulted mainly from higher interest income on asset-backed securities, corporate debt securities. and non-marketable investments, partly offset by lower earnings on government-sponsored enterprise obligations. Higher interest income on asset-backed securities resulted from an increase of 33 basis points in the average rate earned, partly offset by lower balances of $206.2 million, while growth in interest income on corporate debt securities resulted from both higher balances and rates earned. The increase in interest income on non-marketable investments resulted largely from the $938 thousand interest receipt on the private equity investment mentioned above. Partly offsetting these increases was a decline in the average balances invested in government-sponsored enterprise obligations of $406.1 million, or 45.7%, and a decline in TIPS interest of $1.1 million. Adjustments to premium amortization expense, due to slowing prepayment speeds on various mortgage-backed and asset-backed securities, increased interest income by $746 thousand in the current quarter, compared to adjustments of $275 thousand in the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments) was $9.1 billion in the third quarter of 2016, compared to $9.3 billion in the third quarter of 2015.

Interest income on long-term securities purchased under agreements to resell increased $55 thousand over the third quarter of 2015, due to an increase in the average rate earned of 44 basis points, partly offset by lower balances invested of $241.3 million. Additionally, interest earning balances at the Federal Reserve increased $165 thousand over the third quarter of 2015, due to a 26 basis point increase in the average rate earned.

The average tax equivalent yield on total interest earning assets was 3.22% in the third quarter of 2016, up from 3.12% in the third quarter of 2015.

Total interest expense increased $1.0 million compared to the third quarter of 2015, due to a $792 thousand increase in interest expense on interest bearing deposits and a $249 thousand increase in interest expense on borrowings. The increase in deposit expense mainly resulted from a slight increase in overall average rates paid, including a 33 basis point increase in average rates paid on short-term jumbo C.D. balances. Increases of $589.7 million in average money market account balances and $283.1 million in short-term jumbo C.D. balances also contributed to higher deposit expense. Interest expense on borrowings increased due to higher rates paid on federal funds purchased and repurchase agreements, partly offset by lower average balances of repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .22% and .20% in the third quarters of 2016 and 2015, respectively.

Net interest income (T/E) for the first nine months of 2016 was $530.1 million compared to $493.9 million for the same period in 2015. For the first nine months of 2016, the net interest margin was 3.05% compared to 2.93% for the first nine months of 2015.

Total interest income (T/E) for the first nine months of 2016 increased $40.1 million over the same period last year, due to higher interest income on loans and investment securities. Loan interest income (T/E), including loans held for sale, rose $26.5 million due to a $1.1 billion increase in total average loan balances, but was partly offset by a seven basis point decline in the average rate earned. Most of the increase in loan interest occurred in the business, construction and consumer loan categories. The growth in interest income on investment securities (T/E) was mainly due to a 21 basis point increase in the average rate earned. Increased earnings were recorded for U.S. government and federal agency securities, due to higher TIPS interest of $3.1 million. In addition, interest earned on asset-backed, corporate debt and mortgage-backed securities increased $4.6 million, $2.2 million, and $1.2 million, respectively. Interest income on long-term resell agreements grew $163 thousand due to higher average rates earned, partly offset by lower average balances.

Total interest expense for the first nine months of 2016 increased $3.9 million compared to last year. Interest expense on interest bearing deposits increased $2.4 million, mainly due to a slight increase in overall average rates paid, in addition to higher average money market account balances and short-term jumbo C.D. balances. Interest expense on borrowings also increased $1.5 million, mainly due to higher rates paid on federal funds purchased and repurchase agreements, partly offset by lower average balances of repurchase agreements. Interest expense on FHLB borrowings also increased, due to higher short-term borrowings outstanding during the first quarter of 2016. The overall cost of total interest bearing liabilities increased to .22% compared to .20% in the same period in the prior year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2016	2015	% change	2016	2015	% change
Bank card transaction fees	$47,006	$44,635	5.3%	$136,541	$132,606	3.0%
Trust fees	30,951	29,302	5.6	90,435	88,815	1.8
Deposit account charges and other fees	22,241	20,674	7.6	64,260	58,810	9.3
Capital market fees	2,751	2,620	5.0	7,976	8,360	(4.6)
Consumer brokerage services	3,375	3,687	(8.5)	10,375	10,530	(1.5)
Loan fees and sales	3,123	1,855	68.4	8,829	6,127	44.1
Other	9,872	8,515	15.9	36,497	26,849	35.9
Total non-interest income	$119,319	$111,288	7.2%	$354,913	$332,097	6.9%
Non-interest income as a % of total revenue*	41.1%	40.7%		41.2%	41.3%
* Total revenue includes net interest income and non-interest income.

For the third quarter of 2016, total non-interest income amounted to $119.3 million compared with $111.3 million in the same quarter last year, which was an increase of $8.0 million, or 7.2%. This increase was mainly due to growth in bank card, deposit, trust, sweep, tax credit sales and loan fees and sales income, partly offset by lower swap fee income.

Bank card transaction fees for the current quarter increased $2.4 million, or 5.3%, over the same period last year. The increase was mainly the result of growth in corporate card fees of $2.0 million, or 9.2%, as a result of a higher volume of transactions this quarter. The table below is a summary of bank card transaction fees for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2016	2015	% change	2016	2015	% change
Debit card fees	$9,913	$9,732	1.9%	$29,330	$28,385	3.3%
Credit card fees	6,245	6,213.5		18,192	17,721	2.7
Merchant fees	6,828	6,689	2.1	20,857	19,552	6.7
Corporate card fees	24,020	22,001	9.2	68,162	66,948	1.8
Total bank card transaction fees	$47,006	$44,635	5.3%	$136,541	$132,606	3.0%

Trust fees for the quarter increased $1.6 million, or 5.6%, over the same quarter last year, resulting mainly from continued growth in personal (up 4.0%) and institutional (up 5.6%) trust fees. Deposit account fees increased $1.6 million, or 7.6%, over the same period last year, as deposit account service charges increased $1.2 million, or 28.6%, and corporate cash management fees increased $522 thousand, or 6.0%. Capital market fees increased 5.0% over the same quarter last year on higher sales volumes, while consumer brokerage services revenue declined $312 thousand, or 8.5%, on lower variable annuity fees. Loan fees and sales increased $1.3 million this quarter mainly due to higher mortgage banking revenue, which resulted from higher sales of newly originated residential mortgages under the Company's sale program that began in 2015. Other non-interest income increased $1.4 million compared to the same quarter last year. This increase included growth in cash sweep commissions and fees on sales of tax credits, which increased by $1.3 million and $358 thousand, respectively, this quarter compared to the same period last year. These increases were partly offset by a decrease of $432 thousand in fees from the sales of interest rate swaps as a result of lower sales volumes in the current quarter.

Non-interest income for the first nine months of 2016 was $354.9 million compared to $332.1 million in the first nine months of 2015, resulting in an increase of $22.8 million, or 6.9%. Bank card fees increased $3.9 million, or 3.0%, as a result of growth in merchant fees of $1.3 million, corporate card fees of $1.2 million, debit card fees of $945 thousand and credit card fees of $471 thousand, all due to higher sales volumes. Trust fee income increased $1.6 million, or 1.8%, as a result of growth in personal and institutional trust fees. Deposit account fees increased $5.5 million, or 9.3%, due to growth in deposit account service charges and corporate cash management fees. Loan fees and sales increased $2.7 million, or 44.1%, due to higher mortgage banking revenue. Other non-interest income increased $9.6 million, or 35.9%, due in part to a $3.3 million gain on the sale of a former branch property recorded in the first quarter of 2016, while net losses on other branch properties sold or held for sale declined $1.2 million. In addition, an accrual for a trust related settlement of $897 thousand was recorded in the second quarter of 2016, while cash sweep commissions and fees from sales of tax credits increased $3.9 million and $756 thousand, respectively. These increases in current income were partly offset by lower leasing revenue of $979 thousand.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
Available for sale	$—	$—	$(270)	$2,330
Non-marketable	(1,965)	(378)	(3,434)	5,470
Total investment securities gains (losses), net	$(1,965)	$(378)	$(3,704)	$7,800

Net gains and losses on investment securities which were recognized in earnings during the three and nine months ended September 30, 2016 and 2015 are shown in the table above. Net securities losses amounted to $2.0 million in the third quarter of 2016 and $3.7 million in the first nine months of 2016. Included in these net losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $34.6 million at September 30, 2016. During the current quarter, no additional credit-related impairment losses were recorded. The total losses for the first nine months of 2016 amounted to $270 thousand.

Gains and losses on non-marketable investment securities include those relating to private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These gains and losses include fair value adjustments, which totaled $6.6 million in net losses in the first nine months of 2016. In addition, a $1.3 million gain on sale was recorded in the current quarter, and a $1.8 million gain was realized in the previous quarter upon the Parent's withdrawal from a private equity fund, as required under the Volcker Rule investment prohibitions. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $144 thousand during the first nine months of 2016 and expense of $1.9 million during the first nine months of 2015.

During the first nine months of 2015, the Company sold from the available for sale portfolio $114.6 million of municipal bonds, $48.1 million of U.S. Treasury inflation-protected bonds and $506.4 million of asset-backed bonds, realizing gains of $2.8 million. Most of these sales were part of plan to extend the duration of the securities portfolio and improve net interest margins.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2016	2015	% change	2016	2015	% change
Salaries and employee benefits	$107,004	$100,874	6.1%	$318,671	$298,603	6.7%
Net occupancy	12,366	11,247	9.9	34,761	33,807	2.8
Equipment	4,842	4,789	1.1	14,257	14,171.6
Supplies and communication	5,968	5,609	6.4	18,490	16,416	12.6
Data processing and software	23,663	21,119	12.0	69,332	61,670	12.4
Marketing	4,399	4,343	1.3	12,601	12,568.3
Deposit insurance	3,576	2,981	20.0	9,884	9,001	9.8
Other	19,424	20,440	(5.0)	57,808	54,474	6.1
Total non-interest expense	$181,242	$171,402	5.7%	$535,804	$500,710	7.0%

Non-interest expense for the third quarter of 2016 amounted to $181.2 million, an increase of $9.8 million, or 5.7%, compared with $171.4 million in the third quarter of last year. Salaries expense increased $4.4 million, or 5.1%, mainly due to higher full-time salaries and incentive compensation costs. Employee benefits expense also increased $1.7 million, or 11.6%, mostly due to higher medical costs. Growth in salaries expense resulted partly from higher staffing costs, mainly in the areas of residential lending, commercial card, trust, information technology and other supporting units, partially offset by lower staffing in branches. Full-time equivalent employees totaled 4,778 at September 30, 2016 compared to 4,770 at September 30, 2015. Compared to the third quarter of last year, data processing and software costs and occupancy expense grew $2.5 million and $1.1 million, respectively, while costs for marketing and equipment remained relatively flat. The increase in data processing and software costs resulted from higher bank card processing costs of $1.1 million, coupled with higher software expense and fees paid to outsourced data providers. Higher occupancy costs were the result of increased rental of disaster recover facilities and demolition costs of a branch facility being replaced. Cost for supplies and communication increased $359 thousand, or 6.4%, mainly on higher costs related to the reissuance of EMV chip cards and increased data network expense. FDIC insurance costs increased $595 thousand compared to the same quarter last year due to higher deposit balances and higher insurance rates that were effective July 1, 2016. Other non-interest expense decreased $1.0 million, or 5.0%, compared to the previous year. This decrease was mainly due to a decline of $1.1 million in operating losses, mainly due to lower bank card related fraud losses.

For the first nine months of 2016, non-interest expense amounted to $535.8 million, an increase of $35.1 million, or 7.0%, compared with $500.7 million in the same period last year. Salaries and benefits increased $20.1 million, or 6.7%, mainly due to higher full-time salaries, incentives and medical expense. Supplies and communication expense increased $2.1 million, or 12.6%, mainly due to the higher chip card reissuance costs mentioned above and higher data network expense. Occupancy expense increased $954 thousand, or 2.8%, while deposit insurance increased $883 thousand, or 9.8%, both due to the trends mentioned above. Data processing and software expense increased $7.7 million, or 12.4%, mainly due to higher bank card processing costs and outsourced data provider fees. Other expense increased $3.3 million, or 6.1%, mainly due to a recovery of $2.8 million in 2015 related to a letter of credit exposure which had been drawn upon and subsequently paid off. In addition, higher costs were recorded for bank card rewards expense (up $2.5 million) and charitable contribution expense (up $750 thousand). These increases were partly offset by lower depreciation on operating lease assets and lower bank card related fraud losses, which declined $1.1 million and $2.2 million, respectively.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	2016	2015
Provision for loan losses	$7,263	$9,216	$8,364	$25,918	$19,541
Net loan charge-offs (recoveries):
Commercial:
Business	(50)	(65)	(175)	348	(255)
Real estate-construction and land	(2,312)	(507)	(67)	(2,830)	(1,322)
Real estate-business	(106)	(1,030)	(22)	(1,378)	493
	(2,468)	(1,602)	(264)	(3,860)	(1,084)
Personal Banking:
Real estate-personal	(78)	305	(69)	32	(17)
Consumer	2,240	1,781	2,435	6,620	6,027
Revolving home equity	79	75	49	242	192
Consumer credit card	6,356	6,650	5,784	18,924	18,560
Overdrafts	434	307	429	960	863
	9,031	9,118	8,628	26,778	25,625
Total net loan charge-offs	$6,563	$7,516	$8,364	$22,918	$24,541

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	2016	2015
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	—%	(.01)%	(.02)%	.01%	(.01)%
Real estate-construction and land	(1.12)	(.26)	(.06)	(.49)	(.40)
Real estate-business	(.02)	(.17)	—	(.08)	.03
	(.12)	(.08)	(.01)	(.07)	(.02)
Personal Banking:
Real estate-personal	(.02)	.06	(.01)	—	—
Consumer	.46	.37	.52	.46	.45
Revolving home equity	.08	.07	.04	.08	.06
Consumer credit card	3.37	3.62	3.08	3.38	3.34
Overdrafts	37.11	31.53	32.52	28.84	22.55
	.71	.74	.69	.71	.70
Total annualized net loan charge-offs	.20%	.24%	.28%	.24%	.28%
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

Net loan charge-offs in the third quarter of 2016 amounted to $6.6 million, compared with $7.5 million in the prior quarter and $8.4 million in the third quarter of last year. The decrease in current quarter net loan charge-offs compared to the previous quarter was mainly the result of higher construction loan recoveries recorded this quarter, offset by lower business real estate recoveries recorded this quarter.  In the current quarter, net recoveries of $2.3 million were recorded on construction loans, while in the prior quarter, recoveries of $1.0 million were recorded on business real estate loans.  For the three months ended September 30, 2016, annualized net loan charge-offs on average consumer credit card loans totaled 3.37%, compared with 3.62% in the previous quarter and 3.08% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .46%, compared to .37% in the prior quarter and .52% in the same period last year.  Annualized net charge-offs on personal real estate loans also remained low this quarter.  In the third quarter of 2016, total annualized net loan charge-offs were .20%, compared to .24% in the previous quarter and .28% in the same period last year.

In the current quarter, the provision for loan losses totaled $7.3 million and exceeded net loan charge-offs by $700 thousand, growing the allowance for loan losses.  In the same period last year, the provision for loan losses totaled $8.4 million and equaled net loan charge-offs.  The provision for loan losses in the current quarter decreased by $2.0 million compared to the previous quarter.

For the nine months ended September 30, 2016, net loan charge-offs totaled $22.9 million, compared to $24.5 million during the same period in 2015.  The $1.6 million decrease in net loan charge-offs resulted from higher recoveries on construction and business real estate loans, which increased by $3.4 million, offset by higher net loan charge-offs on business, consumer, and consumer credit card loans.  The provision for loan losses for the first nine months of 2016 was $25.9 million and increased by $6.4 million compared to the previous year. The provision expense for the first nine months of 2016 was $3.0 million higher than net charge-offs during this period, resulting in an increase in the allowance for loan losses. In the comparable prior period, the provision was $5.0 million less than net loan charge-offs, accordingly, reducing the allowance for loan losses.

At September 30, 2016, the allowance for loan losses amounted to $154.5 million and was 1.17% of total loans and 988% of total non-accrual loans. At December 31, 2015, the allowance for loan losses amounted to $151.5 million and was 1.22% of total loans and 570% of total non-accrual loans.

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

(Dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual loans	$15,645	$26,575
Foreclosed real estate	950	2,819
Total non-performing assets	$16,595	$29,394
Non-performing assets as a percentage of total loans	.13%	.24%
Non-performing assets as a percentage of total assets	.07%	.12%
Total loans past due 90 days and still accruing interest	$16,916	$16,467

Non-accrual loans, which are also classified as impaired, totaled $15.6 million at September 30, 2016, and decreased $10.9 million from balances at December 31, 2015. The decrease occurred mainly in business real estate loans, business loans, and construction real estate loans, which decreased $5.9 million, $2.1 million, and $1.8 million, respectively. At September 30, 2016, non-accrual loans were comprised mainly of business (56.0%), personal real estate (23.2%), and business real estate (12.3%) loans. Foreclosed real estate totaled $950 thousand at September 30, 2016, a decrease of $1.9 million when compared to December 31, 2015. Total loans past due 90 days or more and still accruing interest were $16.9 million as of September 30, 2016, an increase of $449 thousand when compared to December 31, 2015. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $113.6 million at September 30, 2016 compared with $113.1 million at December 31, 2015, resulting in an increase of $445 thousand, or .4%.

(In thousands)	September 30, 2016	December 31, 2015
Potential problem loans:
Business	$60,845	$58,860
Real estate – construction and land	207	1,159
Real estate – business	51,000	51,107
Real estate – personal	1,536	1,755
Consumer	—	262
Total potential problem loans	$113,588	$113,143

At September 30, 2016, the Company had $59.0 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $33.2 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.1% of total loans outstanding at September 30, 2016. The largest component of construction and land loans was commercial construction, which grew $144.3 million during the nine months ended September 30, 2016. At September 30, 2016, multi-family residential construction loans totaled approximately $194.2 million, or 38% of the commercial construction loan portfolio.

(Dollars in thousands)	September 30, 2016	% of Total	% of Total Loans	December 31, 2015	% of Total	% of Total Loans
Residential land and land development	$87,891	11.0%	.7%	$72,622	11.6%	.6%
Residential construction	146,419	18.2	1.1	131,943	21.2	1.1
Commercial land and land development	56,587	7.1	.4	54,176	8.7	.4
Commercial construction	509,648	63.7	3.9	365,329	58.5	2.9
Total real estate - construction and land loans	$800,545	100.0%	6.1%	$624,070	100.0%	5.0%

Real Estate – Business Loans
Total business real estate loans were $2.5 billion at September 30, 2016 and comprised 19.1% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2016, 40.3% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	September 30, 2016	% of Total	% of Total Loans	December 31, 2015	% of Total	% of Total Loans
Owner-occupied	$1,016,937	40.3%	7.7%	$983,844	41.8%	7.9%
Retail	327,646	13.0	2.5	322,644	13.7	2.6
Multi-family	247,352	9.8	1.9	196,212	8.3	1.6
Office	221,599	8.8	1.7	218,018	9.3	1.8
Farm	171,525	6.8	1.3	167,344	7.1	1.3
Hotels	168,985	6.7	1.2	157,317	6.7	1.2
Industrial	118,897	4.8	.9	112,261	4.7	.9
Other	247,587	9.8	1.9	197,904	8.4	1.6
Total real estate - business loans	$2,520,528	100.0%	19.1%	$2,355,544	100.0%	18.9%

Real Estate – Personal Loans
The Company's $2.0 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 44, recent loss rates have remained low, and at September 30, 2016, loans past due over 30 days decreased $716 thousand and non-accrual loans decreased $791 thousand compared to December 31, 2015. Also, as shown in Note 2, only 4.4% of this portfolio has FICO scores of less than 660. Approximately $20.1 million, or 1.0%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At September 30, 2016, loans with no mortgage insurance and an original LTV higher than 80% totaled $158.2 million compared to $146.8 million at December 31, 2015.

Revolving Home Equity Loans
The Company had $417.6 million in revolving home equity loans at September 30, 2016 that were generally collateralized by residential real estate. Most of these loans (93.0%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2016, the outstanding principal of loans with an original LTV higher than 80% was $54.4 million, or 13.0% of the portfolio, compared to $68.1 million as of December 31, 2015. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $3.3 million at September 30, 2016 compared to $5.0 million at December 31, 2015.  The weighted average FICO score for the total current portfolio balance is 775. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2016 through 2018, approximately 23% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 83% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, marine and RVs. Outstanding balances for auto loans were $986.1 million and $996.0 million at September 30, 2016 and December 31, 2015, respectively. The balances over 30 days past due amounted to $10.4 million at September 30, 2016 compared to $10.8 million at the end of 2015, and comprised 1.1% of the outstanding balances of these loans at both September 30, 2016 and December 31, 2015. For the nine months ended September 30, 2016, $349.1 million of new auto loans were originated, compared to $497.2 million during the full year of 2015.  At September 30, 2016, the automobile loan portfolio had a weighted average FICO score of 732.
The Company's balance of marine and RV loans totaled $110.8 million at September 30, 2016, compared to $143.1 million at December 31, 2015, and the balances over 30 days past due amounted to $2.7 million at September 30, 2016 compared to $5.1 million at the end of 2015. The net charge-offs on marine and RV loans declined from $1.6 million in the first nine months of 2015, to $858 thousand in the first nine months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2016 of $760.0 million in consumer credit card loans outstanding, approximately $169.0 million, or 22.2%, carried a low promotional rate. Within the next six months, $50.3 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $145.4 million at September 30, 2016, as shown in the table below. As of September 30, 2016, there were $22.8 million of energy loans, or 15.7% of the energy portfolio, with a "substandard" rating or on non-accrual status, compared to $4.4 million, or 3.2% of the energy portfolio, at December 31, 2015. Of these amounts, non-accrual loans in the energy portfolio totaled $1.0 million at September 30, 2016, compared to $114.3 thousand at December 31, 2015. There were no energy loans 90 days past due and still accruing interest at both September 30, 2016 and December 31, 2015.

(In thousands)	September 30, 2016	December 31, 2015	Unfunded commitments at September 30, 2016
Extraction	$81,276	$65,649	$33,097
Downstream distribution and refining	21,602	27,246	27,413
Mid-stream shipping and storage	27,145	28,678	45,774
Support activities	15,423	14,946	8,205
Total energy lending portfolio	$145,446	$136,519	$114,489

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $880.7 million at September 30, 2016, compared to $656.0 million at December 31, 2015. Additional unfunded commitments at September 30, 2016 totaled $1.4 billion.

Income Taxes
Income tax expense was $30.9 million in the third quarter of 2016, compared to $31.5 million in the second quarter of 2016 and $28.0 million in the third quarter of 2015. The Company's effective tax rate, including the effect of non-controlling interest, was 31.1% in both the second and third quarters of 2016, compared to 30.2% in the third quarter of 2015. Income tax expense for the first nine months of 2016 was $91.9 million, compared to $88.9 million for the same period during the previous year, resulting in effective tax rates of 31.1% and 30.8%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily driven by higher state and local taxes.

Financial Condition

Balance Sheet

Total assets of the Company were $24.7 billion at September 30, 2016 and $24.6 billion at December 31, 2015. Earning assets (excluding the allowance for loan losses and fair value adjustments on investment securities) amounted to $23.4 billion at September 30, 2016 and $23.2 billion at December 31, 2015. The balance at September 30, 2016 was comprised of 57% in loans and 40% in investment securities.

At September 30, 2016, total loans, including those held for sale, increased $795.5 million, or 6.4%, compared with balances at December 31, 2015. On an overall basis, the largest contributions to loan growth occurred in business loans, construction loans, and business real estate loans, which increased $373.0 million, $176.5 million, and $165.0 million, respectively, over year end balances. The increase in business loans mainly resulted from growth in commercial and industrial loans and commercial credit card loans. Commercial construction projects contributed to the growth in construction loans. The increase in business real estate loans largely resulted from growth in owner-occupied and multi-family residential projects. Consumer loans, which includes automobile, marine and RV, fixed rate home equity, and other consumer loans, increased $48.6 million during the first nine months of the year. Outstanding balances of automobile and other consumer loans grew by $72.1 million, however, $33.6 million of auto loans were sold in the second and third quarters of this year, in order to limit risk in the auto sector of the loan portfolio. Fixed rate home equity loans also grew by $8.8 million. However, marine and RV loans continued to run off during the period by $32.3 million. Personal real estate loans grew $52.1 million during the first nine months of 2016; however, the Company originated and sold an additional $107.9 million of longer-term fixed rate loans during this period. Declines in consumer credit card (down $19.7 million) and revolving home equity loans (down $15.4 million) partially offset growth throughout the year.

Available for sale investment securities, excluding fair value adjustments, decreased by $479.3 million at September 30, 2016 compared to December 31, 2015. Purchases of securities during this period totaled $1.2 billion, offset by maturities and pay downs of $1.7 billion. The largest decreases in outstanding balances occurred in government-sponsored enterprise obligations, which decreased by $349.3 million, and asset-backed securities, which decreased by $257.2 million. At September 30, 2016, the duration of the investment portfolio was 2.7 years, and maturities and pay downs of approximately $1.6 billion are expected to occur during the next 12 months.

Total deposits at September 30, 2016 amounted to $20.2 billion and increased $187.3 million compared to December 31, 2015. The growth of deposits was primarily driven by increases in money market and savings deposits, which grew by $364.0 million (4.1%) and $34.9 million (4.7%), respectively. Total C.D. and time deposit accounts increased $14.5 million, or .7%. These increases were partially offset by decreases in interest checking balances of $210.1 million, or 16.6%, and non-interest bearing deposits of $16.0 million, or .2%. The decline in non-interest bearing deposits included reductions of $363.4 million in business accounts, partially offset by an increase of $360.2 million in government accounts.

Total borrowings were $1.6 billion at September 30, 2016 compared to $2.1 billion at December 31, 2015. Short-term borrowings of federal funds purchased and customer repurchase agreements totaled $1.5 billion at September 30, 2016, a decrease of $473.7 million from balances of $2.0 billion at December 31, 2015. The overall decrease in these balances was due to decreases of $263.3 million in federal funds purchased and $210.3 million in customer repurchase agreements.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2016	June 30, 2016	December 31, 2015
Liquid assets:
Available for sale investment securities	$9,438,871	$9,221,346	$9,777,004
Federal funds sold	13,415	13,725	14,505
Long-term securities purchased under agreements to resell	725,000	825,000	875,000
Balances at the Federal Reserve Bank	56,767	183,223	23,803
Total	$10,234,053	$10,243,294	$10,690,312

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $13.4 million as of September 30, 2016. Long-term resale agreements, maturing in 2016 through 2018, totaled $725.0 million at September 30, 2016. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $763.6 million in fair value at September 30, 2016. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $56.8 million at September 30, 2016. The fair value of the available for sale investment portfolio was $9.4 billion at September 30, 2016 and included an unrealized net gain in fair value of $226.8 million. The total net unrealized gain included net gains of $94.0 million on mortgage and asset-backed securities, $59.1 million on state and municipal obligations, and $41.2 million on common and preferred stock held by the Parent.

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

(In thousands)	September 30, 2016	June 30, 2016	December 31, 2015
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$128,595	$138,547	$166,153
FHLB borrowings and letters of credit	20,072	25,757	31,095
Securities sold under agreements to repurchase	1,929,642	2,332,313	2,116,537
Other deposits and swaps	1,934,892	2,055,453	1,827,195
Total pledged securities	4,013,201	4,552,070	4,140,980
Unpledged and available for pledging	3,492,423	2,833,345	3,886,219
Ineligible for pledging	1,933,247	1,835,931	1,749,805
Total available for sale securities, at fair value	$9,438,871	$9,221,346	$9,777,004

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2016, such deposits totaled $18.2 billion and represented 90.0% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.3 billion at September 30, 2016. These accounts are normally considered more volatile and higher costing and comprised 6.3% of total deposits at September 30, 2016.

(In thousands)	September 30, 2016	June 30, 2016	December 31, 2015
Core deposit base:
Non-interest bearing	$7,130,415	$6,906,265	$7,146,398
Interest checking	1,057,662	1,088,540	1,267,757
Savings and money market	9,965,864	9,890,194	9,566,989
Total	$18,153,941	$17,884,999	$17,981,144

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	September 30, 2016	June 30, 2016	December 31, 2015
Borrowings:
Federal funds purchased	$293,640	$31,810	$556,970
Securities sold under agreements to repurchase	1,196,251	1,600,462	1,406,582
FHLB advances	100,000	103,000	103,818
Other debt	1,415	878	—
Total	$1,591,306	$1,736,150	$2,067,370

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.2 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $100.0 million at September 30, 2016. These advances have fixed interest rates and mature in 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2016.

	September 30, 2016
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,556,157	$1,295,944	$3,852,101
Advances outstanding	(100,000)	—	(100,000)
Letters of credit issued	(210,200)	—	(210,200)
Available for future advances	$2,245,957	$1,295,944	$3,541,901

In addition to those mentioned above, several other sources of liquidity are available. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed corporate debt. The Company receives strong outside rankings from both Standard & Poor's and Moody's on both the consolidated company level and it's subsidiary bank, Commerce Bank, which would support future financing efforts, should the need arise. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Preferred stock	BBB-	Baa1
Rating outlook	Stable	Stable
Commerce Bank
Issuer rating	A	A2
Baseline credit assessment		a1
Short-term rating	A-1	P-1
Rating outlook	Stable	Stable

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $35.6 million during the first nine months of 2016, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $346.2 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $92.8 million. These activities included $1.7 billion in maturities and pay downs of investment securities, offset by purchases of $1.1 billion, and a net increase in loans of $817.9 million. Additionally, repayments of long-term securities purchased under agreements to resell provided cash of $150.0 million. Financing activities used cash of $289.0 million, resulting from a net decrease in borrowings of federal funds purchased and securities sold under agreements to repurchase of $473.7 million. In addition, cash was used to fund dividends paid on common and preferred stock of $72.0 million, and $38.5 million was used to purchase treasury stock. These cash outlays were partially offset by a net increase of $295.0 million in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2016 and December 31, 2015, as shown in the following table.

(Dollars in thousands)	September 30, 2016	December 31, 2015	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$18,492,932	$17,809,554
Tier I common risk-based capital	2,156,611	2,051,474
Tier I risk-based capital	2,301,395	2,196,258
Total risk-based capital	2,475,579	2,364,761
Tier I common risk-based capital ratio	11.66%	11.52%	7.00%	6.50%
Tier I risk-based capital ratio	12.44%	12.33%	8.50%	8.00%
Total risk-based capital ratio	13.39%	13.28%	10.50%	10.00%
Tier I leverage ratio	9.58%	9.23%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market. The Company purchased 943,428 shares at an average price of $40.78 during the nine months ended September 30, 2016, including 20,730 shares at an average price of $48.90 during the third quarter of 2016. Additionally, the Company purchased 6.7 million shares through accelerated share repurchase agreements during 2015 and 2014. At September 30, 2016, 3.8 million shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock in each of the first three quarters of 2016, which was a 5% increase compared to its 2015 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2016 totaled $10.4 billion (including approximately $5.0 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $352.1 million and $2.9 million, respectively, at September 30, 2016. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.4 million at September 30, 2016.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first nine months of 2016, purchases and sales of tax credits amounted to $27.3 million and $19.1 million, respectively. Fees from sales of tax credits were $2.4 million for the nine months ended September 30, 2016, compared to $1.6 million in the same period last year. At September 30, 2016, the Company expected to fund outstanding purchase commitments of $48.6 million during the remainder of 2016 and $99.7 million in 2017.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2016 and 2015.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2016
Net interest income	$201,166	$231,552	$32,604	$465,322	$41,525	$506,847
Provision for loan losses	(26,533)	3,919	(120)	(22,734)	(3,184)	(25,918)
Non-interest income	97,165	149,240	107,696	354,101	812	354,913
Investment securities losses, net	—	—	—	—	(3,704)	(3,704)
Non-interest expense	(209,649)	(211,961)	(85,025)	(506,635)	(29,169)	(535,804)
Income before income taxes	$62,149	$172,750	$55,155	$290,054	$6,280	$296,334
Nine Months Ended September 30, 2015
Net interest income	$199,265	$218,699	$31,921	$449,885	$21,948	$471,833
Provision for loan losses	(25,500)	842	114	(24,544)	5,003	(19,541)
Non-interest income	87,462	144,685	102,517	334,664	(2,567)	332,097
Investment securities gains, net	—	—	—	—	7,800	7,800
Non-interest expense	(203,440)	(199,097)	(81,432)	(483,969)	(16,741)	(500,710)
Income before income taxes	$57,787	$165,129	$53,120	$276,036	$15,443	$291,479
Increase (decrease) in income before income taxes:
Amount	$4,362	$7,621	$2,035	$14,018	$(9,163)	$4,855
Percent	7.5%	4.6%	3.8%	5.1%	(59.3)%	1.7%

Consumer

For the nine months ended September 30, 2016, income before income taxes for the Consumer segment increased $4.4 million, or 7.5%, compared to the first nine months of 2015. This increase was mainly due to growth in non-interest income of $9.7 million, or 11.1%, and net interest income of $1.9 million, or 1.0%. These increases were partly offset by higher non-interest expense of $6.2 million, or 3.1%, and an increase in the provision for loan losses of $1.0 million, or 4.1%. Net interest income increased due to a $3.1 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $1.4 million in loan interest income. Non-interest income increased mainly due to growth in deposit fees (mainly deposit account service fees and overdraft and return item fees), mortgage banking revenue and bank card fees. Non-interest expense increased over the same period in the previous year due to higher bank card processing costs, bank card rewards expense, and supplies and communication expense. Supplies and communication expense increased over the prior year largely due to higher reissuance costs for new chip cards distributed to customers. In addition, higher costs were incurred for allocated support services, while bank card fraud losses declined from the prior year. The provision for loan losses totaled $26.5 million, a $1.0 million increase over the first nine months of 2015, which was mainly due to higher personal loan net charge-offs resulting from growth in the auto loan portfolio, partly offset by lower marine and RV loan net charge-offs.

Commercial

For the nine months ended September 30, 2016, income before income taxes for the Commercial segment increased $7.6 million, or 4.6%, compared to the same period in the previous year. This increase was mainly due to growth in net interest income and non-interest income, along with a decline in the provision for loan losses, and was partly offset by higher non-interest expense. Net interest income increased $12.9 million, or 5.9%, due to an increase in loan interest income, partly offset by a decline in net allocated funding credits and higher deposit interest expense. Non-interest income increased $4.6 million, or 3.1%, over the previous year due to growth in bank card fees, corporate cash management fees, sweep commissions and tax credit sales fees. These increases were partly offset by a decline in leasing revenue. Non-interest expense increased $12.9 million, or 6.5%, mainly due to increases in salaries expense, bank card processing costs, and allocated support and corporate costs. Also contributing to higher non-interest expense was a recovery of $2.8 million in 2015 related to a letter of credit exposure which had been drawn upon and subsequently paid off. These increases were partly offset by declines in operating lease depreciation and allocated servicing costs. The provision for loan losses declined $3.1 million from the same period last year, due to higher net recoveries on business real estate and construction loans.

Wealth

Wealth segment pre-tax profitability for the nine months ended September 30, 2016 increased $2.0 million, or 3.8%, over the same period in the previous year. Net interest income increased $683 thousand, mainly due to an increase in loan interest income, partly offset by lower net allocated funding credits. Non-interest income increased $5.2 million, or 5.1%, over the prior year largely due to higher personal and institutional trust fees, cash sweep fees and a trust related settlement. Non-interest expense increased $3.6 million, or 4.4%, mainly due to higher full-time salary costs and incentive compensation. The provision for loan losses increased $234 thousand, mainly due to higher personal real estate and revolving home equity loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $9.2 million. This decrease was partly due to higher unallocated non-interest expense of $12.4 million, offset by higher net interest income of $19.6 million and non-interest income of $3.4 million. Unallocated securities losses were $3.7 million in the first nine months of 2016 compared to gains of $7.8 million in 2015. Also, the unallocated loan loss provision increased $8.2 million, as the provision was $5.0 million less than charge-offs in the first nine months of 2015 compared to $3.0 million in excess of charge-offs in the first nine months of 2016.

Regulatory Changes Affecting the Banking Industry

In accordance with the Dodd-Frank Act, the Company began submitting its stress test results to the Federal Reserve in March 2014 and publicly disclosed the results of its stress testing for the first time in June 2015. In 2016, the Company submited its stress test report to the Federal Reserve in July and publicly disclosed the results in October.

The Volcker Rule of the Dodd-Frank Act, effective on April 1, 2014, places trading restrictions on financial institutions and separates investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. Key provisions restrict banks from simultaneously entering into advisory and creditor roles with their clients, such as with private equity firms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments, which must be divested by July 21, 2017. The Company withdrew from a private equity fund investment to comply with the Volcker Rule requirement in the previous quarter and realized a gain of $1.8 million upon divestiture. The Company does not hold other significant investments requiring disposal.

Impact of Recently Issued Accounting Standards

Revenue from Contracts with Customers The FASB issued ASU 2014-09, "Revenue from Contracts with Customers", in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. The FASB continues to issue additional ASU's clarifying the revenue recognition guidance for certain implementation issues. Under the ASU and related amendments, the guidance is effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively. The Company formed a working group to address the new requirements and develop a project plan for evaluating the impact of the ASU's adoption on the Company's consolidated financial statements, with a focus on the Company's accounting for brokerage commissions, trust fees, cash management fees, real-estate sales, and credit card revenue.

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

Stock Compensation The FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", in March 2016, in order to reduce complexity in this area and improve the usefulness of information provided to users. Amendments which will affect public companies include the recognition of excess tax benefits and deficiencies in income tax expense or benefit in the income statement, guidance as to the classification of excess tax benefits on the the statement of cash flows, an election to account for award forfeitures as they occur, and the ability to withhold taxes up to the maximum statutory rate in the applicable jurisdictions without triggering liability classification of the award. The amendments are effective January 1, 2017. At this time, the Company expects to elect to account for forfeitures as they occur. The effect of this election and other amendments are not expected to have a significant effect on the Company's consolidated financial statements.

Statement of Cash Flows The FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments", in August 2016. The ASU addresses the presentation and classification in the Statement of Cash Flows of several specific cash flow issues. These include cash payments for debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, distributions received from equity method investees, and separately identifiable cash flows and application of the predominance principle. The amendments are effective January 1, 2018 and are not expected to have a significant effect on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2016 and 2015

	Third Quarter 2016			Third Quarter 2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,694,340	$33,924	2.87%	$4,221,478	$29,101	2.73%
Real estate — construction and land	821,422	7,184	3.48	476,331	4,227	3.52
Real estate — business	2,432,325	22,195	3.63	2,284,928	21,368	3.71
Real estate — personal	1,943,951	18,249	3.73	1,911,469	17,961	3.73
Consumer	1,947,956	19,122	3.91	1,861,636	18,786	4.00
Revolving home equity	411,832	3,690	3.56	434,355	3,829	3.50
Consumer credit card	750,412	21,804	11.56	746,066	21,797	11.59
Overdrafts	4,652	—	—	5,233	—	—
Total loans	13,006,890	126,168	3.86	11,941,496	117,069	3.89
Loans held for sale	26,597	334	5.00	4,471	48	4.26
Investment securities:
U.S. government and federal agency obligations	726,469	4,436	2.43	402,591	4,453	4.39
Government-sponsored enterprise obligations	481,573	2,710	2.24	887,631	3,949	1.77
State and municipal obligations(A)	1,747,794	15,821	3.60	1,805,931	15,676	3.44
Mortgage-backed securities	3,366,292	20,099	2.38	3,217,589	20,053	2.47
Asset-backed securities	2,340,783	8,698	1.48	2,546,982	7,388	1.15
Other marketable securities(A)	334,747	2,307	2.74	302,323	2,023	2.65
Trading securities(A)	18,433	112	2.42	22,283	153	2.72
Non-marketable securities(A)	113,954	2,932	10.24	114,062	2,380	8.28
Total investment securities	9,130,045	57,115	2.49	9,299,392	56,075	2.39
Federal funds sold and short-term securities
purchased under agreements to resell	13,054	20.61		21,012	21.40
Long-term securities purchased
under agreements to resell	766,302	3,328	1.73	1,007,606	3,273	1.29
Interest earning deposits with banks	207,944	268.51		160,687	103.25
Total interest earning assets	23,150,832	187,233	3.22	22,434,664	176,589	3.12
Allowance for loan losses	(153,517)			(150,890)
Unrealized gain on investment securities	235,169			118,404
Cash and due from banks	362,130			367,143
Land, buildings and equipment, net	347,621			359,481
Other assets	441,798			380,115
Total assets	$24,384,033			$23,508,917
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$778,663	239.12		$739,172	237.13
Interest checking and money market	10,210,744	3,380.13		9,619,621	3,119.13
Time open & C.D.'s of less than $100,000	740,729	683.37		820,792	786.38
Time open & C.D.'s of $100,000 and over	1,435,001	2,186.61		1,171,617	1,554.53
Total interest bearing deposits	13,165,137	6,488.20		12,351,202	5,696.18
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,163,728	724.25		1,677,322	483.11
Other borrowings	102,769	906	3.51	103,875	898	3.43
Total borrowings	1,266,497	1,630.51		1,781,197	1,381.31
Total interest bearing liabilities	14,431,634	8,118.22%		14,132,399	7,077.20%
Non-interest bearing deposits	7,096,218			6,781,592
Other liabilities	306,306			250,626
Equity	2,549,875			2,344,300
Total liabilities and equity	$24,384,033			$23,508,917
Net interest margin (T/E)		$179,115			$169,512
Net yield on interest earning assets			3.08%			3.00%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2016 and 2015

	Nine Months 2016			Nine Months 2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,626,041	$99,879	2.88%	$4,130,276	$85,964	2.78%
Real estate — construction and land	764,644	19,934	3.48	441,307	12,048	3.65
Real estate — business	2,401,310	66,070	3.68	2,284,875	64,240	3.76
Real estate — personal	1,919,905	53,977	3.76	1,893,510	53,493	3.78
Consumer	1,936,860	55,931	3.86	1,803,305	53,815	3.99
Revolving home equity	418,214	11,138	3.56	431,522	11,536	3.57
Consumer credit card	746,893	64,343	11.51	743,052	64,747	11.65
Overdrafts	4,447	—	—	5,117	—	—
Total loans	12,818,314	371,272	3.87	11,732,964	345,843	3.94
Loans held for sale	30,728	1,161	5.05	3,440	108	4.20
Investment securities:
U.S. government and federal agency obligations	709,414	11,176	2.10	427,488	4,928	1.54
Government-sponsored enterprise obligations	640,888	11,446	2.39	977,183	13,403	1.83
State and municipal obligations(A)	1,743,426	47,267	3.62	1,788,436	46,735	3.49
Mortgage-backed securities	3,395,053	60,827	2.39	3,106,760	59,587	2.56
Asset-backed securities	2,418,370	26,087	1.44	2,840,011	21,474	1.01
Other marketable securities(A)	338,221	7,008	2.77	237,863	4,630	2.60
Trading securities(A)	19,052	358	2.51	19,607	407	2.78
Non-marketable securities(A)	119,256	7,328	8.21	110,389	7,180	8.70
Total investment securities	9,383,680	171,497	2.44	9,507,737	158,344	2.23
Federal funds sold and short-term securities
purchased under agreements to resell	14,112	63.60		15,338	45.39
Long-term securities purchased
under agreements to resell	813,685	10,157	1.67	1,035,712	9,994	1.29
Interest earning deposits with banks	184,288	689.50		215,426	404.25
Total interest earning assets	23,244,807	554,839	3.19	22,510,617	514,738	3.06
Allowance for loan losses	(152,154)			(153,308)
Unrealized gain on investment securities	192,175			152,456
Cash and due from banks	384,985			378,839
Land, buildings and equipment, net	351,886			360,537
Other assets	409,043			383,948
Total assets	$24,430,742			$23,633,089
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$775,731	691.12		$726,779	648.12
Interest checking and money market	10,209,076	9,960.13		9,735,047	9,303.13
Time open & C.D.'s of less than $100,000	758,154	2,134.38		844,375	2,484.39
Time open & C.D.'s of $100,000 and over	1,517,894	6,519.57		1,225,952	4,468.49
Total interest bearing deposits	13,260,855	19,304.19		12,532,153	16,903.18
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,259,773	2,337.25		1,637,144	1,271.10
Other borrowings	194,706	3,066	2.10	103,906	2,667	3.43
Total borrowings	1,454,479	5,403.50		1,741,050	3,938.30
Total interest bearing liabilities	14,715,334	24,707.22%		14,273,203	20,841.20%
Non-interest bearing deposits	6,963,081			6,716,334
Other liabilities	273,760			275,012
Equity	2,478,567			2,368,540
Total liabilities and equity	$24,430,742			$23,633,089
Net interest margin (T/E)		$530,132			$493,897
Net yield on interest earning assets			3.05%			2.93%
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

The simulations reflect two different assumptions related to deposit attrition. The Company utilizes these simulations both for monitoring interest rate risk and for liquidity planning purposes. While the future effects of rising rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and its effect on the Company’s performance.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising rates and falling rates and has adopted strategies which minimize impacts to overall interest rate risk.

Simulation A	September 30, 2016			June 30, 2016
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$22.3	3.32%	$(376.6)	$27.1	4.11%	$(387.2)
200 basis points rising	19.6	2.92	(265.1)	23.2	3.52	(274.1)
100 basis points rising	12.8	1.91	(141.1)	15.1	2.30	(148.6)

Simulation B	September 30, 2016			June 30, 2016
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(1.9)	(.28)%	$(1,589.0)	$4.8	.72%	$(1,605.2)
200 basis points rising	.1	.01	(1,482.2)	5.5	.83	(1,497.3)
100 basis points rising	(1.9)	(.28)	(1,364.7)	2.2	.34	(1,379.0)

The difference in these two simulations is the degree in which deposits are modeled to decline as noted in the above table.  Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $12.8 million, while a gradual increase in rates of 200 basis points would increase net interest income by $19.6 million.  An increase in rates of 300 basis points would result an increase in net interest income of $22.3 million.  The change in net interest income from the base calculation at September 30, 2016 was lower than projections made at June 30, 2016 largely due to a decline in deposits, cash, and reverse repurchase agreements held during the third quarter of 2016, as well as an increase in short-term borrowings at higher rates. These factors lowering interest income were partially offset by growth in loans.
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
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 under Note 15, Legal and Regulatory Proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 — 31, 2016	2,432	$48.03	2,432	3,792,814
August 1 — 31, 2016	16,175	$49.20	16,175	3,776,639
September 1 — 30, 2016	2,123	$48.98	2,123	3,774,516
Total	20,730	$48.90	20,730	3,774,516

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 3,774,516 shares remained available for purchase at September 30, 2016.

Item 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: November 7, 2016

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 7, 2016

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