Form 10-Q
period 2017-03-31
COMMERCE BANCSHARES INC /MO/
filed 2017-05-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended March 31, 2017

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 1, 2017, the registrant had outstanding 101,617,582 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
ASSETS
Loans	$13,572,509	$13,412,736
Allowance for loan losses	(157,832)	(155,932)
Net loans	13,414,677	13,256,804
Loans held for sale (including $7,389,000 of residential mortgage loans carried at fair value at March 31, 2017 and $9,263,000 at December 31, 2016)	15,559	14,456
Investment securities:
Available for sale ($720,055,000 pledged at March 31, 2017 and $568,553,000 at
December 31, 2016 to secure swap and repurchase agreements)	9,671,975	9,649,203
Trading	20,200	22,225
Non-marketable	101,688	99,558
Total investment securities	9,793,863	9,770,986
Federal funds sold and short-term securities purchased under agreements to resell	2,205	15,470
Long-term securities purchased under agreements to resell	725,000	725,000
Interest earning deposits with banks	120,234	272,275
Cash and due from banks	416,161	494,690
Land, buildings and equipment, net	335,191	337,705
Goodwill	138,921	138,921
Other intangible assets, net	6,700	6,709
Other assets	339,660	608,408
Total assets	$25,308,171	$25,641,424
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$7,237,815	$7,429,398
Savings, interest checking and money market	11,439,078	11,430,789
Time open and C.D.'s of less than $100,000	696,776	713,075
Time open and C.D.'s of $100,000 and over	1,718,184	1,527,833
Total deposits	21,091,853	21,101,095
Federal funds purchased and securities sold under agreements to repurchase	1,321,149	1,723,905
Other borrowings	101,975	102,049
Other liabilities	229,629	213,243
Total liabilities	22,744,606	23,140,292
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 102,003,046 shares	510,015	510,015
Capital surplus	1,544,034	1,552,454
Retained earnings	337,046	292,849
Treasury stock of 155,620 shares at March 31, 2017
and 364,711 shares at December 31, 2016, at cost	(7,588)	(15,294)
Accumulated other comprehensive income	30,412	10,975
Total Commerce Bancshares, Inc. stockholders' equity	2,558,703	2,495,783
Non-controlling interest	4,862	5,349
Total equity	2,563,565	2,501,132
Total liabilities and equity	$25,308,171	$25,641,424
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2017	2016
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$128,323	$119,333
Interest and fees on loans held for sale	196	135
Interest on investment securities	55,265	48,891
Interest on federal funds sold and short-term securities purchased under
agreements to resell	23	24
Interest on long-term securities purchased under agreements to resell	3,793	3,475
Interest on deposits with banks	397	270
Total interest income	187,997	172,128
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,890	3,484
Time open and C.D.'s of less than $100,000	644	742
Time open and C.D.'s of $100,000 and over	2,763	1,986
Interest on federal funds purchased and securities sold under
agreements to repurchase	1,539	888
Interest on other borrowings	888	1,253
Total interest expense	9,724	8,353
Net interest income	178,273	163,775
Provision for loan losses	11,128	9,439
Net interest income after provision for loan losses	167,145	154,336
NON-INTEREST INCOME
Bank card transaction fees	43,204	44,470
Trust fees	32,014	29,243
Deposit account charges and other fees	21,942	20,691
Capital market fees	2,342	2,725
Consumer brokerage services	3,649	3,509
Loan fees and sales	3,168	2,510
Other	10,747	15,876
Total non-interest income	117,066	119,024
INVESTMENT SECURITIES GAINS (LOSSES), NET	(772)	(995)
NON-INTEREST EXPENSE
Salaries and employee benefits	112,369	106,859
Net occupancy	11,443	11,303
Equipment	4,609	4,634
Supplies and communication	5,709	6,829
Data processing and software	23,097	22,899
Marketing	3,224	3,813
Deposit insurance	3,471	3,165
Other	22,908	17,971
Total non-interest expense	186,830	177,473
Income before income taxes	96,609	94,892
Less income taxes	24,907	29,370
Net income	71,702	65,522
Less non-controlling interest expense	198	148
Net income attributable to Commerce Bancshares, Inc.	71,504	65,374
Less preferred stock dividends	2,250	2,250
Net income available to common shareholders	$69,254	$63,124
Net income per common share — basic	$.68	$.62
Net income per common share — diluted	$.68	$.62
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2017	2016
	(Unaudited)
Net income	$71,702	$65,522
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	95	(398)
Net unrealized gains on other securities	19,002	70,495
Pension loss amortization	340	362
Other comprehensive income	19,437	70,459
Comprehensive income	91,139	135,981
Less non-controlling interest expense	198	148
Comprehensive income attributable to Commerce Bancshares, Inc.	$90,941	$135,833
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2016	$144,784	$510,015	$1,552,454	$292,849	$(15,294)	$10,975	$5,349	$2,501,132
Adoption of ASU 2016-09			3,441	(2,144)				1,297
Net income				71,504			198	71,702
Other comprehensive income						19,437		19,437
Distributions to non-controlling interest							(685)	(685)
Purchases of treasury stock					(7,284)			(7,284)
Issuance of stock under purchase and equity compensation plans			(14,996)		14,990			(6)
Stock-based compensation			3,135					3,135
Cash dividends on common stock ($.225 per share)				(22,913)				(22,913)
Cash dividends on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2017	$144,784	$510,015	$1,544,034	$337,046	$(7,588)	$30,412	$4,862	$2,563,565
Balance December 31, 2015	$144,784	$489,862	$1,337,677	$383,313	$(26,116)	$32,470	$5,428	$2,367,418
Net income				65,374			148	65,522
Other comprehensive income						70,459		70,459
Distributions to non-controlling interest							(322)	(322)
Purchases of treasury stock					(36,432)			(36,432)
Issuance of stock under purchase and equity compensation plans			(9,895)		9,895			—
Excess tax benefit related to equity compensation plans			1,236					1,236
Stock-based compensation			3,411					3,411
Cash dividends on common stock ($.214 per share)				(21,760)				(21,760)
Cash dividends on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2016	$144,784	$489,862	$1,332,429	$424,677	$(52,653)	$102,929	$5,254	$2,447,282
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2017	2016
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$71,702	$65,522
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,128	9,439
Provision for depreciation and amortization	10,019	10,146
Amortization of investment security premiums, net	9,231	11,188
Investment securities losses, net (A)	772	995
Net gains on sales of loans held for sale	(866)	(969)
Originations of loans held for sale	(34,716)	(24,009)
Proceeds from sales of loans held for sale	34,446	22,666
Net decrease in trading securities, excluding unsettled transactions	7,763	76,143
Stock-based compensation	3,135	3,411
Increase in interest receivable	(686)	(473)
Increase in interest payable	39	280
Increase in income taxes payable	21,156	26,133
Other changes, net	8,182	(3,352)
Net cash provided by operating activities	141,305	197,120
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	98	94
Proceeds from maturities/pay downs of investment securities (A)	483,090	542,059
Purchases of investment securities (A)	(482,642)	(180,774)
Net increase in loans	(169,185)	(320,987)
Repayments of long-term securities purchased under agreements to resell	—	50,000
Purchases of land, buildings and equipment	(5,456)	(7,389)
Sales of land, buildings and equipment	717	520
Net cash provided by (used in) investing activities	(173,378)	83,523
FINANCING ACTIVITIES:
Net increase in non-interest bearing, savings, interest checking and money market deposits	49,469	421,286
Net increase in time open and C.D.'s	174,052	418,177
Net decrease in federal funds purchased and short-term securities sold under agreements to repurchase	(402,756)	(1,006,164)
Repayment of long-term borrowings	(74)	(12)
Purchases of treasury stock	(7,284)	(36,432)
Issuance of stock under equity compensation plans	(6)	—
Cash dividends paid on common stock	(22,913)	(21,760)
Cash dividends paid on preferred stock	(2,250)	(2,250)
Net cash used in financing activities	(211,762)	(227,155)
Increase (decrease) in cash and cash equivalents	(243,835)	53,488
Cash and cash equivalents at beginning of year	782,435	502,719
Cash and cash equivalents at March 31	$538,600	$556,207
(A) Available for sale and non-marketable securities
Income tax payments, net	$2,850	$2,658
Interest paid on deposits and borrowings	$9,685	$8,073
Loans transferred to foreclosed real estate	$134	$471
Loans transferred from held for investment to held for sale	$—	$50,360
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2016 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at March 31, 2017 and December 31, 2016 are as follows:

(In thousands)	March 31, 2017	December 31, 2016
Commercial:
Business	$4,888,011	$4,776,365
Real estate – construction and land	846,904	791,236
Real estate – business	2,710,595	2,643,374
Personal Banking:
Real estate – personal	2,013,437	2,010,397
Consumer	1,975,521	1,990,801
Revolving home equity	396,542	413,634
Consumer credit card	736,766	776,465
Overdrafts	4,733	10,464
Total loans	$13,572,509	$13,412,736

At March 31, 2017, loans of $3.9 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.7 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three months ended March 31, 2017 and 2016, respectively, follows:

	For the Three Months Ended March 31
(In thousands)	Commercial	Personal Banking	Total
Balance January 1	$91,361	$64,571	$155,932
Provision	1,113	10,015	11,128
Deductions:
Loans charged off	546	12,330	12,876
Less recoveries on loans	1,023	2,625	3,648
Net loan charge-offs (recoveries)	(477)	9,705	9,228
Balance March 31, 2017	$92,951	$64,881	$157,832
Balance January 1	$82,086	$69,446	$151,532
Provision	4,151	5,288	9,439
Deductions:
Loans charged off	1,513	11,777	13,290
Less recoveries on loans	1,303	3,148	4,451
Net loan charge-offs (recoveries)	210	8,629	8,839
Balance March 31, 2016	$86,027	$66,105	$152,132

The following table shows the balance in the allowance for loan losses and the related loan balance at March 31, 2017 and December 31, 2016, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
March 31, 2017
Commercial	$1,352	$40,140	$91,599	$8,405,370
Personal Banking	1,475	20,592	63,406	5,106,407
Total	$2,827	$60,732	$155,005	$13,511,777
December 31, 2016
Commercial	$1,817	$44,795	$89,544	$8,166,180
Personal Banking	1,292	19,737	63,279	5,182,024
Total	$3,109	$64,532	$152,823	$13,348,204

Impaired loans
The table below shows the Company’s investment in impaired loans at March 31, 2017 and December 31, 2016. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 13.

(In thousands)	Mar. 31, 2017	Dec. 31, 2016
Non-accrual loans	$14,803	$14,283
Restructured loans (accruing)	45,929	50,249
Total impaired loans	$60,732	$64,532

The following table provides additional information about impaired loans held by the Company at March 31, 2017 and December 31, 2016, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2017
With no related allowance recorded:
Business	$6,527	$9,785	$—
Real estate – construction and land	546	752	—
	$7,073	$10,537	$—
With an allowance recorded:
Business	$25,360	$25,958	$879
Real estate – construction and land	99	1,852	8
Real estate – business	7,608	9,054	465
Real estate – personal	6,205	9,070	550
Consumer	6,427	6,466	265
Revolving home equity	613	613	2
Consumer credit card	7,347	7,347	658
	$53,659	$60,360	$2,827
Total	$60,732	$70,897	$2,827
December 31, 2016
With no related allowance recorded:
Business	$7,375	$10,470	$—
Real estate – construction and land	557	752	—
	$7,932	$11,222	$—
With an allowance recorded:
Business	$29,924	$31,795	$1,318
Real estate – construction and land	69	72	3
Real estate – business	6,870	8,072	496
Real estate – personal	6,394	9,199	642
Consumer	5,281	5,281	57
Revolving home equity	584	584	1
Consumer credit card	7,478	7,478	592
	$56,600	$62,481	$3,109
Total	$64,532	$73,703	$3,109

Total average impaired loans for the three month periods ended March 31, 2017 and 2016, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended March 31, 2017
Non-accrual loans	$10,613	$3,509	$14,122
Restructured loans (accruing)	31,885	16,204	48,089
Total	$42,498	$19,713	$62,211
For the three months ended March 31, 2016
Non-accrual loans	$21,004	$4,623	$25,627
Restructured loans (accruing)	27,179	17,701	44,880
Total	$48,183	$22,324	$70,507

The table below shows interest income recognized during the three month periods ended March 31, 2017 and 2016, respectively, for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 13.

	For the Three Months Ended March 31
(In thousands)	2017	2016
Interest income recognized on impaired loans:
Business	$263	$274
Real estate – construction and land	1	2
Real estate – business	62	36
Real estate – personal	37	46
Consumer	82	90
Revolving home equity	6	5
Consumer credit card	135	146
Total	$586	$599

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2017 and December 31, 2016.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2017
Commercial:
Business	$4,875,924	$3,653	$499	$7,935	$4,888,011
Real estate – construction and land	841,191	5,128	—	585	846,904
Real estate – business	2,700,322	8,509	—	1,764	2,710,595
Personal Banking:
Real estate – personal	2,002,185	5,661	2,223	3,368	2,013,437
Consumer	1,951,333	20,950	2,087	1,151	1,975,521
Revolving home equity	394,832	1,001	709	—	396,542
Consumer credit card	717,987	9,389	9,390	—	736,766
Overdrafts	4,501	232	—	—	4,733
Total	$13,488,275	$54,523	$14,908	$14,803	$13,572,509
December 31, 2016
Commercial:
Business	$4,763,274	$3,735	$674	$8,682	$4,776,365
Real estate – construction and land	789,633	1,039	—	564	791,236
Real estate – business	2,639,586	2,154	—	1,634	2,643,374
Personal Banking:
Real estate – personal	1,995,724	9,162	2,108	3,403	2,010,397
Consumer	1,957,358	29,783	3,660	—	1,990,801
Revolving home equity	411,483	1,032	1,119	—	413,634
Consumer credit card	757,443	10,187	8,835	—	776,465
Overdrafts	10,014	450	—	—	10,464
Total	$13,324,515	$57,542	$16,396	$14,283	$13,412,736

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
March 31, 2017
Pass	$4,702,536	$843,213	$2,611,540	$8,157,289
Special mention	131,318	1,961	40,058	173,337
Substandard	46,222	1,145	57,233	104,600
Non-accrual	7,935	585	1,764	10,284
Total	$4,888,011	$846,904	$2,710,595	$8,445,510
December 31, 2016
Pass	$4,607,553	$788,778	$2,543,348	$7,939,679
Special mention	116,642	722	45,479	162,843
Substandard	43,488	1,172	52,913	97,573
Non-accrual	8,682	564	1,634	10,880
Total	$4,776,365	$791,236	$2,643,374	$8,210,975

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At March 31, 2017, these were comprised of $233.0 million in personal real estate loans, or 4.5% of the Personal Banking portfolio, compared to $237.2 million at December 31, 2016. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2017 and December 31, 2016 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2017
FICO score:
Under 600	1.3%	3.6%	1.0%	5.3%
600 - 659	2.7	6.1	1.9	16.0
660 - 719	10.5	19.5	8.6	35.6
720 - 779	25.3	27.2	22.9	25.0
780 and over	60.2	43.6	65.6	18.1
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2016
FICO score:
Under 600	1.3%	3.4%	1.0%	4.9%
600 - 659	2.6	6.4	1.8	15.5
660 - 719	10.4	19.7	9.7	34.9
720 - 779	25.4	26.3	21.1	25.1
780 and over	60.3	44.2	66.4	19.6
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $54.3 million at March 31, 2017. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $8.3 million at March 31, 2017. Other performing restructured loans totaled $45.9 million at March 31, 2017. These include certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result the loans were classified as troubled debt restructurings. These commercial loans totaled $30.5 million at March 31, 2017. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $7.3 million at March 31, 2017. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At March 31, 2017, these loans totaled $7.8 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at March 31, 2017, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2017	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$30,546	$—
Real estate - construction and land	546	—
Real estate - business	5,844	—
Personal Banking:
Real estate - personal	4,037	422
Consumer	5,336	34
Revolving home equity	613	6
Consumer credit card	7,347	768
Total restructured loans	$54,269	$1,230

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $960 thousand on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $7.8 million at March 31, 2017 to lend additional funds to borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. The loans are primarily sold to FNMA, FHLMC, and GNMA. At March 31, 2017, the fair value of these loans was $7.4 million, and the unpaid principal balance was $7.1 million.

The Company also designates student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans at various times while the student is attending school or shortly after graduation. These loans are carried at lower of cost or fair value, which at March 31, 2017 totaled $8.2 million.

At March 31, 2017, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $387 thousand and $366 thousand at March 31, 2017 and December 31, 2016, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $3.2 million and $2.2 million at March 31, 2017 and December 31, 2016, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities

Investment securities, at fair value, consisted of the following at March 31, 2017 and December 31, 2016.

(In thousands)	Mar. 31, 2017	Dec. 31, 2016
Available for sale	$9,671,975	$9,649,203
Trading	20,200	22,225
Non-marketable	101,688	99,558
Total investment securities	$9,793,863	$9,770,986

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. The available for sale and the trading portfolios are carried at fair value. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $47.1 million at March 31, 2017 and $46.9 million at December 31, 2016. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $54.3 million at March 31, 2017 and $52.3 million at December 31, 2016. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2017 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$58,300	$59,291
After 1 but within 5 years	498,843	504,344
After 5 but within 10 years	317,572	318,018
After 10 years	35,391	32,768
Total U.S. government and federal agency obligations	910,106	914,421
Government-sponsored enterprise obligations:
Within 1 year	28,975	29,025
After 1 but within 5 years	412,289	411,880
After 10 years	9,295	9,301
Total government-sponsored enterprise obligations	450,559	450,206
State and municipal obligations:
Within 1 year	208,310	209,638
After 1 but within 5 years	607,968	616,965
After 5 but within 10 years	911,634	918,378
After 10 years	52,259	51,056
Total state and municipal obligations	1,780,171	1,796,037
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,695,352	2,708,746
Non-agency mortgage-backed securities	1,077,623	1,078,256
Asset-backed securities	2,345,961	2,343,637
Total mortgage and asset-backed securities	6,118,936	6,130,639
Other debt securities:
Within 1 year	19,385	19,383
After 1 but within 5 years	128,409	128,768
After 5 but within 10 years	167,585	167,607
After 10 years	11,588	11,049
Total other debt securities	326,967	326,807
Equity securities	5,560	53,865
Total available for sale investment securities	$9,592,299	$9,671,975

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $434.9 million, at fair value, at March 31, 2017. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $17.1 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates. Included in equity securities is common and preferred stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $53.8 million at March 31, 2017.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
U.S. government and federal agency obligations	$910,106	$8,242	$(3,927)	$914,421
Government-sponsored enterprise obligations	450,559	1,020	(1,373)	450,206
State and municipal obligations	1,780,171	22,154	(6,288)	1,796,037
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,695,352	31,321	(17,927)	2,708,746
Non-agency mortgage-backed securities	1,077,623	7,183	(6,550)	1,078,256
Asset-backed securities	2,345,961	4,402	(6,726)	2,343,637
Total mortgage and asset-backed securities	6,118,936	42,906	(31,203)	6,130,639
Other debt securities	326,967	1,368	(1,528)	326,807
Equity securities	5,560	48,305	—	53,865
Total	$9,592,299	$123,995	$(44,319)	$9,671,975
December 31, 2016
U.S. government and federal agency obligations	$919,904	$7,312	$(6,312)	$920,904
Government-sponsored enterprise obligations	450,448	1,126	(1,576)	449,998
State and municipal obligations	1,778,684	12,223	(12,693)	1,778,214
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,674,964	31,610	(20,643)	2,685,931
Non-agency mortgage-backed securities	1,054,446	7,686	(6,493)	1,055,639
Asset-backed securities	2,389,176	3,338	(11,213)	2,381,301
Total mortgage and asset-backed securities	6,118,586	42,634	(38,349)	6,122,871
Other debt securities	327,030	935	(2,012)	325,953
Equity securities	5,678	45,585	—	51,263
Total	$9,600,330	$109,815	$(60,942)	$9,649,203

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, cash flow analyses are prepared. For more complex analyses, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2017, the fair value of securities on this watch list was $74.2 million compared to $79.6 million at December 31, 2016.

As of March 31, 2017, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $29.3 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.1 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at March 31, 2017 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	18%	-	51%
Credit support	0%	-	38%
Loss severity	16%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Three Months Ended March 31
(In thousands)	2017	2016
Cumulative OTTI credit losses at January 1	$14,080	$14,129
Credit losses on debt securities for which impairment was previously recognized	109	123
Increase in expected cash flows that are recognized over remaining life of security	(73)	(18)
Cumulative OTTI credit losses at March 31	$14,116	$14,234

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
U.S. government and federal agency obligations	$243,847	$3,927	$—	$—	$243,847	$3,927
Government-sponsored enterprise obligations	165,707	1,373	—	—	165,707	1,373
State and municipal obligations	328,771	5,883	10,051	405	338,822	6,288
Mortgage and asset-backed securities:
Agency mortgage-backed securities	988,095	17,923	1,895	4	989,990	17,927
Non-agency mortgage-backed securities	681,162	6,467	28,136	83	709,298	6,550
Asset-backed securities	836,925	3,662	288,968	3,064	1,125,893	6,726
Total mortgage and asset-backed securities	2,506,182	28,052	318,999	3,151	2,825,181	31,203
Other debt securities	136,453	1,505	977	23	137,430	1,528
Total	$3,380,960	$40,740	$330,027	$3,579	$3,710,987	$44,319
December 31, 2016
U.S. government and federal agency obligations	$349,538	$2,823	$32,208	$3,489	$381,746	$6,312
Government-sponsored enterprise obligations	190,441	1,576	—	—	190,441	1,576
State and municipal obligations	700,779	12,164	15,195	529	715,974	12,693
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,147,416	20,638	2,150	5	1,149,566	20,643
Non-agency mortgage-backed securities	688,131	6,373	34,946	120	723,077	6,493
Asset-backed securities	780,209	5,277	358,778	5,936	1,138,987	11,213
Total mortgage and asset-backed securities	2,615,756	32,288	395,874	6,061	3,011,630	38,349
Other debt securities	179,639	1,986	975	26	180,614	2,012
Total	$4,036,153	$50,837	$444,252	$10,105	$4,480,405	$60,942

The total available for sale portfolio consisted of approximately 2,000 individual securities at March 31, 2017. The portfolio included 535 securities, having an aggregate fair value of $3.7 billion, that were in an unrealized loss position at March 31, 2017, compared to 771 securities, with a fair value of $4.5 billion, at December 31, 2016. The total amount of unrealized losses on these securities decreased $16.6 million to $44.3 million at March 31, 2017. At March 31, 2017, the fair value of securities in an unrealized loss position for 12 months or longer totaled $330.0 million, or 3.4% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $6.3 million at March 31, 2017, of which $392 thousand related to auction rate securities. This portfolio totaled $1.8 billion at fair value, or 18.6% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and the Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2017	2016
Proceeds from sales of non-marketable securities	$98	$94
Available for sale:
Gain realized on donation	$2,157	$—
Other-than-temporary impairment recognized on debt securities	(109)	(123)
Non-marketable:
Gains realized on sales	58	42
Fair value adjustments, net	(2,878)	(914)
Investment securities gains (losses), net	$(772)	$(995)

At March 31, 2017, securities totaling $3.8 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $720.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2017				December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(27,676)	$—	$3,594	$31,270	$(27,429)	$—	$3,841
Mortgage servicing rights	6,004	(2,883)	(15)	3,106	5,672	(2,782)	(22)	2,868
Total	$37,274	$(30,559)	$(15)	$6,700	$36,942	$(30,211)	$(22)	$6,709

Aggregate amortization expense on intangible assets was $348 thousand and $395 thousand for the three month periods ended March 31, 2017 and 2016, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2017. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2017	$1,160
2018	979
2019	825
2020	688
2021	587

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2017 is as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2017	$138,921	$3,841	$2,868
Originations	—	—	332
Amortization	—	(247)	(101)
Impairment reversal	—	—	7
Balance March 31, 2017	$138,921	$3,594	$3,106

Goodwill allocated to the Company’s operating segments at March 31, 2017 and December 31, 2016 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March

31, 2017, that net liability was $2.7 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $387.8 million at March 31, 2017.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2017, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At March 31, 2017, the fair value of the Company's guarantee liabilities for RPAs was $138 thousand, and the notional amount of the underlying swaps was $76.4 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2017	2016
Service cost - benefits earned during the period	$129	$133
Interest cost on projected benefit obligation	973	967
Expected return on plan assets	(1,438)	(1,437)
Amortization of prior service cost	(68)	(68)
Amortization of unrecognized net loss	617	651
Net periodic pension cost	$213	$246

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first three months of 2017, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2017.

7. Common Stock *

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2017	2016
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$71,504	$65,374
Less preferred stock dividends	2,250	2,250
Net income available to common shareholders	69,254	63,124
Less income allocated to nonvested restricted stock	945	894
Net income allocated to common stock	$68,309	$62,230
Weighted average common shares outstanding	100,370	100,344
Basic income per common share	$.68	$.62
Diluted income per common share:
Net income available to common shareholders	$69,254	$63,124
Less income allocated to nonvested restricted stock	942	893
Net income allocated to common stock	$68,312	$62,231
Weighted average common shares outstanding	100,370	100,344
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	397	227
Weighted average diluted common shares outstanding	100,767	100,571
Diluted income per common share	$.68	$.62

Unexercised stock options and stock appreciation rights of 86 thousand and 594 thousand were excluded in the computation of diluted income per common share for the three month periods ended March 31, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.
* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2016.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2017	$2,975	$27,328	$(19,328)	$10,975
Other comprehensive income before reclassifications	44	32,805	—	32,849
Amounts reclassified from accumulated other comprehensive income	109	(2,157)	549	(1,499)
Current period other comprehensive income, before tax	153	30,648	549	31,350
Income tax expense	(58)	(11,646)	(209)	(11,913)
Current period other comprehensive income, net of tax	95	19,002	340	19,437
Balance March 31, 2017	$3,070	$46,330	$(18,988)	$30,412
Balance January 1, 2016	$3,316	$49,750	$(20,596)	$32,470
Other comprehensive income (loss) before reclassifications	(765)	113,702	—	112,937
Amounts reclassified from accumulated other comprehensive income	123	—	583	706
Current period other comprehensive income (loss), before tax	(642)	113,702	583	113,643
Income tax (expense) benefit	244	(43,207)	(221)	(43,184)
Current period other comprehensive income (loss), net of tax	(398)	70,495	362	70,459
Balance March 31, 2016	$2,918	$120,245	$(20,234)	$102,929
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

9. Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of almost 190 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  Residential mortgage origination, sales and servicing functions are included in this consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment.  The Commercial segment provides corporate lending, leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment includes both merchant and commercial bank card products. It also includes the Capital Markets Group which sells fixed income securities and provides safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2017
Net interest income	$67,354	$79,787	$11,838	$158,979	$19,294	$178,273
Provision for loan losses	(9,662)	513	(23)	(9,172)	(1,956)	(11,128)
Non-interest income	31,558	47,133	37,706	116,397	669	117,066
Investment securities losses, net	—	—	—	—	(772)	(772)
Non-interest expense	(71,523)	(73,785)	(30,349)	(175,657)	(11,173)	(186,830)
Income before income taxes	$17,727	$53,648	$19,172	$90,547	$6,062	$96,609
Three Months Ended March 31, 2016
Net interest income	$66,564	$76,017	$10,875	$153,456	$10,319	$163,775
Provision for loan losses	(8,725)	19	(106)	(8,812)	(627)	(9,439)
Non-interest income	29,897	51,119	34,402	115,418	3,606	119,024
Investment securities losses, net	—	—	—	—	(995)	(995)
Non-interest expense	(69,004)	(69,613)	(28,588)	(167,205)	(10,268)	(177,473)
Income before income taxes	$18,732	$57,542	$16,583	$92,857	$2,035	$94,892

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

(In thousands)	March 31, 2017	December 31, 2016
Interest rate swaps	$1,684,818	$1,685,099
Interest rate caps	33,036	59,379
Credit risk participation agreements	118,341	121,514
Foreign exchange contracts	1,574	4,046
Mortgage loan commitments	22,378	12,429
Mortgage loan forward sale contracts	1,834	6,626
Forward TBA contracts	26,000	15,000
Total notional amount	$1,887,981	$1,904,093

The largest group of notional amounts relate to interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial dealer institutions. Contracts with dealers that require central clearing are novated to a regulated clearing organization who becomes the Company's legal counterparty. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings.

Parties to cleared swaps are required to post collateral (generally, in the form of cash or marketable securities) to an authorized clearing agent that holds and monitors the collateral. In January 2017, the Company's clearing counterparty made rule changes to legally characterize a component of this collateral as a legal settlement of the derivative contract exposure. As a result, this component, known as variation margin, is no longer accounted for separately from the derivative as collateral, but is considered in determining the fair value of the derivative. At March 31, 2017, the application of variation margin reduced the positive fair values of cleared swaps by $3.4 million and reduced the negative fair values of cleared swaps by $5.2 million, as reflected in the table below.

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

Under its program to sell residential mortgage loans in the secondary market, the Company designates certain newly-originated residential mortgage loans as held for sale. Derivative instruments arising from this activity include mortgage loan commitments and forward loan sale commitments. Changes in the fair values of the loan commitments and funded loans prior to sale that are due to changes in interest rates are economically hedged with forward contracts to sell residential mortgage-backed securities in the to-be-announced (TBA) market. These forward TBA contracts are also considered to be derivatives and are settled in cash at the security settlement date.

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

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$8,827	$12,987	$(7,069)	$(12,987)
Interest rate caps	51	78	(51)	(78)
Credit risk participation agreements	57	65	(138)	(156)
Foreign exchange contracts	42	66	(1)	(4)
Mortgage loan commitments	903	355	—	(6)
Mortgage loan forward sale contracts	4	—	—	(63)
Forward TBA contracts	1	15	(139)	(45)
Total	$9,885	$13,566	$(7,398)	$(13,339)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2017	2016
Derivative instruments:
Interest rate swaps	Other non-interest income	$143	$2,226
Credit risk participation agreements	Other non-interest income	10	(35)
Foreign exchange contracts	Other non-interest income	(20)	(49)
Mortgage loan commitments	Loan fees and sales	554	508
Mortgage loan forward sale contracts	Loan fees and sales	66	(1)
Forward TBA contracts	Loan fees and sales	(98)	(329)
Total		$655	$2,320

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

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agent. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
March 31, 2017
Assets:
Derivatives subject to master netting agreements	$8,907	$—	$8,907	$(479)	$—	$8,428
Derivatives not subject to master netting agreements	978	—	978
Total derivatives	9,885	—	9,885
Liabilities:
Derivatives subject to master netting agreements	$7,269	$—	$7,269	$(479)	$(1,608)	$5,182
Derivatives not subject to master netting agreements	129	—	129
Total derivatives	7,398	—	7,398
December 31, 2016
Assets:
Derivatives subject to master netting agreements	$13,111	$—	$13,111	$(3,391)	$—	$9,720
Derivatives not subject to master netting agreements	455	—	455
Total derivatives	13,566	—	13,566
Liabilities:
Derivatives subject to master netting agreements	$13,124	$—	$13,124	$(3,391)	$(5,292)	$4,441
Derivatives not subject to master netting agreements	215	—	215
Total derivatives	13,339	—	13,339

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $700.0 million at March 31, 2017 and $550.0 million at December 31, 2016. At March 31, 2017, the Company had posted collateral of $719.0 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $722.1 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
March 31, 2017
Total resale agreements, subject to master netting arrangements	$1,425,000	$(700,000)	$725,000	$—	$(725,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,680,954	(700,000)	980,954	—	(980,954)	—
December 31, 2016
Total resale agreements, subject to master netting arrangements	$1,275,000	$(550,000)	$725,000	$—	$(725,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,221,065	(550,000)	1,671,065	—	(1,671,065)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2017 and December 31, 2016, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2017
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$256,328	$—	$450,000	$706,328
Government-sponsored enterprise obligations	195,035	3,489	—	198,524
Agency mortgage-backed securities	436,144	4,500	270,000	710,644
Asset-backed securities	10,458	55,000	—	65,458
Total repurchase agreements, gross amount recognized	$897,965	$62,989	$720,000	$1,680,954
December 31, 2016
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$294,600	$—	$300,000	$594,600
Government-sponsored enterprise obligations	147,694	—	3,237	150,931
Agency mortgage-backed securities	693,851	24,380	252,473	970,704
Asset-backed securities	474,830	30,000	—	504,830
Total repurchase agreements, gross amount recognized	$1,610,975	$54,380	$555,710	$2,221,065

12. Stock-Based Compensation

The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.1 million and $3.4 million in the three months ended March 31, 2017 and 2016, respectively.

The Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on January 1, 2017. The Company elected to change its method of accounting for forfeitures, as allowed by this guidance. In 2016 and prior years, accruals of compensation cost were reduced by an estimate of awards not expected to vest and further adjusted when actual forfeitures occurred. In 2017 and subsequent years, forfeitures will be accounted for when they occur and recognized in compensation cost at that time. The effect of this change, which was recognized as a cumulative-effect adjustment on January

1, 2017, increased equity and increased deferred tax assets by approximately $1.3 million. ASU 2016-09 also changed the classification of excess tax benefits and deficiencies arising from stock-based payment transactions, resulting in a $4.5 million reduction in income tax expense during the first quarter of 2017.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2017, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	1,392,451	$34.67
Granted	229,128	57.41
Vested	(236,996)	29.79
Forfeited	(2,551)	34.09
Nonvested at March 31, 2017	1,382,032	$39.28

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

Weighted per share average fair value at grant date	$12.54
Assumptions:
Dividend yield	1.6%
Volatility	21.1%
Risk-free interest rate	2.4%
Expected term	7.0 years

A summary of SAR activity during the first three months of 2017 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,324,954	$34.53
Granted	165,873	57.53
Forfeited	(1,080)	38.12
Expired	(541)	34.79
Exercised	(233,835)	30.34
Outstanding at March 31, 2017	1,255,371	$38.34	6.7 years	$22,592

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

The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2016 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then, except for a change in the valuation of cleared interest rate swaps as discussed in Note 10.

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the March 31, 2017 and December 31, 2016 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2017 or the year ended December 31, 2016.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets:
Residential mortgage loans held for sale	$7,389	$—	$7,389	$—
Available for sale securities:
U.S. government and federal agency obligations	914,421	914,421	—	—
Government-sponsored enterprise obligations	450,206	—	450,206	—
State and municipal obligations	1,796,037	—	1,778,954	17,083
Agency mortgage-backed securities	2,708,746	—	2,708,746	—
Non-agency mortgage-backed securities	1,078,256	—	1,078,256	—
Asset-backed securities	2,343,637	—	2,343,637	—
Other debt securities	326,807	—	326,807	—
Equity securities	53,865	25,078	28,787	—
Trading securities	20,200	—	20,200	—
Private equity investments	52,800	—	—	52,800
Derivatives *	9,885	—	8,925	960
Assets held in trust for deferred compensation plan	11,583	11,583	—	—
Total assets	9,773,832	951,082	8,751,907	70,843
Liabilities:
Derivatives *	7,398	—	7,260	138
Liabilities held in trust for deferred compensation plan	11,583	11,583	—	—
Total liabilities	$18,981	$11,583	$7,260	$138
December 31, 2016
Assets:
Residential mortgage loans held for sale	$9,263	$—	$9,263	$—
Available for sale securities:
U.S. government and federal agency obligations	920,904	920,904	—	—
Government-sponsored enterprise obligations	449,998	—	449,998	—
State and municipal obligations	1,778,214	—	1,761,532	16,682
Agency mortgage-backed securities	2,685,931	—	2,685,931	—
Non-agency mortgage-backed securities	1,055,639	—	1,055,639	—
Asset-backed securities	2,381,301	—	2,381,301	—
Other debt securities	325,953	—	325,953	—
Equity securities	51,263	24,967	26,296	—
Trading securities	22,225	—	22,225	—
Private equity investments	50,820	—	—	50,820
Derivatives *	13,566	—	13,146	420
Assets held in trust for deferred compensation plan	10,261	10,261	—	—
Total assets	9,755,338	956,132	8,731,284	67,922
Liabilities:
Derivatives *	13,339	—	13,177	162
Liabilities held in trust for deferred compensation plan	10,261	10,261	—	—
Total liabilities	$23,600	$10,261	$13,177	$162
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2017
Balance January 1, 2017	$16,682	$50,820	$258	$67,760
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,878)	564	(2,314)
Included in other comprehensive income *	391	—	—	391
Discount accretion	10	—	—	10
Purchases of private equity investments	—	4,825	—	4,825
Capitalized interest/dividends	—	33	—	33
Balance March 31, 2017	$17,083	$52,800	$822	$70,705
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2017	$—	$(2,878)	$913	$(1,965)
For the three months ended March 31, 2016
Balance January 1, 2016	$17,195	$63,032	$69	$80,296
Total gains or losses (realized/unrealized):
Included in earnings	—	(914)	473	(441)
Included in other comprehensive income *	101	—	—	101
Investment securities called	(100)	—	—	(100)
Discount accretion	13	—	—	13
Purchases of private equity investments	—	5,266	—	5,266
Capitalized interest/dividends	—	48	—	48
Sale of risk participation agreement	—	—	(36)	(36)
Balance March 31, 2016	$17,209	$67,432	$506	$85,147
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2016	$—	$(914)	$736	$(178)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2017
Total gains or losses included in earnings	$554	$10	$(2,878)	$(2,314)
Change in unrealized gains or losses relating to assets still held at March 31, 2017	$903	$10	$(2,878)	$(1,965)
For the three months ended March 31, 2016
Total gains or losses included in earnings	$508	$(35)	$(914)	$(441)
Change in unrealized gains or losses relating to assets still held at March 31, 2016	$771	$(35)	$(914)	$(178)

Level 3 Inputs

The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $17.1 million at March 31, 2017, while private equity investments, included in non-marketable securities, totaled $52.8 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	2.9%	-	3.4%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.8
Mortgage loan commitments	Discounted cash flow	Probability of funding	49.5%	-	98.8%	75.7%
		Embedded servicing value	.1%	-	2.2%	1.1%

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first three months of 2017 and 2016, and still held as of March 31, 2017 and 2016, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2017 and 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2017
Collateral dependent impaired loans	$1,349	$—	$—	$1,349	$(340)
Mortgage servicing rights	3,106	—	—	3,106	7
Foreclosed assets	95	—	—	95	(29)
Long-lived assets	1,316	—	—	1,316	(193)

March 31, 2016
Collateral dependent impaired loans	$4,710	$—	$—	$4,710	$(2,043)
Mortgage servicing rights	1,843	—	—	1,843	(1)
Foreclosed assets	62	—	—	62	(36)

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

The methods and inputs used in the estimation of fair value for the financial instruments in the table below are discussed in the Fair Value Measurements and the Fair Value of Financial Instruments notes in the Company's 2016 Annual Report on Form 10-K. There have been no significant changes in these methods and inputs since December 31, 2016, except as mentioned in Note 10 on Derivatives.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	March 31, 2017		December 31, 2016
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,888,011	$4,897,223	$4,776,365	$4,787,469
Real estate - construction and land	Level 3	846,904	856,027	791,236	800,426
Real estate - business	Level 3	2,710,595	2,723,734	2,643,374	2,658,093
Real estate - personal	Level 3	2,013,437	2,006,535	2,010,397	2,005,227
Consumer	Level 3	1,975,521	1,957,407	1,990,801	1,974,784
Revolving home equity	Level 3	396,542	397,307	413,634	414,499
Consumer credit card	Level 3	736,766	754,362	776,465	794,856
Overdrafts	Level 3	4,733	4,733	10,464	10,464
Loans held for sale	Level 2	15,559	15,559	14,456	14,456
Investment securities:
Available for sale	Level 1	939,499	939,499	945,871	945,871
Available for sale	Level 2	8,715,393	8,715,393	8,686,650	8,686,650
Available for sale	Level 3	17,083	17,083	16,682	16,682
Trading	Level 2	20,200	20,200	22,225	22,225
Non-marketable	Level 3	101,688	101,688	99,558	99,558
Federal funds sold	Level 1	2,205	2,205	15,470	15,470
Securities purchased under agreements to resell	Level 3	725,000	728,705	725,000	728,179
Interest earning deposits with banks	Level 1	120,234	120,234	272,275	272,275
Cash and due from banks	Level 1	416,161	416,161	494,690	494,690
Derivative instruments	Level 2	8,925	8,925	13,146	13,146
Derivative instruments	Level 3	960	960	420	420
Assets held in trust for deferred compensation plan	Level 1	11,583	11,583	10,261	10,261
Financial Liabilities
Non-interest bearing deposits	Level 1	$7,237,815	$7,237,815	$7,429,398	$7,429,398
Savings, interest checking and money market deposits	Level 1	11,439,078	11,439,078	11,430,789	11,430,789
Time open and certificates of deposit	Level 3	2,414,960	2,406,892	2,240,908	2,235,218
Federal funds purchased	Level 1	340,195	340,195	52,840	52,840
Securities sold under agreements to repurchase	Level 3	980,954	981,155	1,671,065	1,671,227
Other borrowings	Level 3	101,975	103,564	102,049	104,298
Derivative instruments	Level 2	7,260	7,260	13,177	13,177
Derivative instruments	Level 3	138	138	162	162
Liabilities held in trust for deferred compensation plan	Level 1	11,583	11,583	10,261	10,261

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

The Company has various other legal proceedings pending at March 31, 2017, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2016 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information

This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2016 Annual Report on Form 10-K.

Critical Accounting Policies

The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2016 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2016.

Selected Financial Data

	Three Months Ended March 31
	2017	2016
Per Share Data
Net income per common share — basic	$.68	$.62	*
Net income per common share — diluted	.68	.62	*
Cash dividends on common stock	.225	.214	*
Book value per common share	23.79	22.71	*
Market price	56.16	42.81	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	64.39%	62.81%
Non-interest bearing deposits to total deposits	34.47	34.44
Equity to loans (1)	18.74	19.15
Equity to deposits	12.07	12.03
Equity to total assets	10.05	9.84
Return on total assets	1.15	1.07
Return on common equity	11.74	11.20
(Based on end-of-period data)
Non-interest income to revenue (2)	39.64	42.09
Efficiency ratio (3)	63.14	62.62
Tier I common risk-based capital ratio	11.98	11.51
Tier I risk-based capital ratio	12.75	12.32
Total risk-based capital ratio	13.72	13.27
Tangible common equity to tangible assets ratio (4)	9.03	8.84
Tier I leverage ratio	9.56	9.11

* Restated for the 5% stock dividend distributed in December 2016.
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

	March 31
(Dollars in thousands)	2017	2016
Total equity	$2,563,565	$2,447,282
Less non-controlling interest	4,862	5,254
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	3,594	4,696
Total tangible common equity (a)	$2,271,404	$2,153,627
Total assets	$25,308,171	$24,506,952
Less goodwill	138,921	138,921
Less core deposit premium	3,594	4,696
Total tangible assets (b)	$25,165,656	$24,363,335
Tangible common equity to tangible assets ratio (a)/(b)	9.03%	8.84%

Results of Operations

Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2017	2016	Amount	% change
Net interest income	$178,273	$163,775	$14,498	8.9%
Provision for loan losses	(11,128)	(9,439)	1,689	17.9
Non-interest income	117,066	119,024	(1,958)	(1.6)
Investment securities losses, net	(772)	(995)	(223)	(22.4)
Non-interest expense	(186,830)	(177,473)	9,357	5.3
Income taxes	(24,907)	(29,370)	(4,463)	(15.2)
Non-controlling interest expense	(198)	(148)	50	33.8
Net income attributable to Commerce Bancshares, Inc.	71,504	65,374	6,130	9.4
Preferred stock dividends	(2,250)	(2,250)	—	—
Net income available to common shareholders	$69,254	$63,124	$6,130	9.7%

For the quarter ended March 31, 2017, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $71.5 million, an increase of $6.1 million, or 9.4%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.15%, the annualized return on average common equity was 11.74% and the efficiency ratio was 63.14%. Diluted earnings per common share was $.68, an increase of 9.7% compared to $.62 per share in the first quarter of 2016.

Compared to the first quarter of last year, net interest income increased $14.5 million, or 8.9%, mainly due to growth of $9.0 million in interest income on loans and $6.4 million in investment securities, partly offset by an increase of $1.1 million in deposit interest expense. The provision for loan losses totaled $11.1 million for the current quarter, representing an increase of $1.6 million over the first quarter of 2016. Non-interest income decreased $2.0 million, or 1.6%, compared to the first quarter of 2016, mainly due to a $3.3 million gain on a branch property sale in the first quarter of 2016, in addition to lower bank card and interest rate swap fee income. Non-interest expense increased $9.4 million, or 5.3%, over the first quarter of 2016 primarily due to increases in salaries and benefits expense, partly offset by decreases in supplies and marketing costs. Current quarter non-interest expense also included the contribution of $2.3 million in appreciated securities to a related foundation. A $2.2 million securities gain was recorded on the transaction, resulting in a pre-tax loss of $118 thousand and tax benefits of $856 thousand. The Company intends to make similar contributions to the foundation in subsequent quarters this year.

Net investment securities losses totaled $772 thousand in the current quarter compared to losses of $995 thousand in the same quarter last year. The current quarter losses were mainly comprised of $2.9 million in fair value write-downs in the Company's private equity portfolio, partially offset by the $2.2 million gain on the donation mentioned above.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2017 vs. 2016
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$2,939	$1,554	$4,493
Real estate - construction and land	1,259	650	1,909
Real estate - business	2,403	(648)	1,755
Real estate - personal	957	(285)	672
Consumer	385	(46)	339
Revolving home equity	(210)	91	(119)
Consumer credit card	(121)	269	148
Overdrafts	—	—	—
Total interest on loans	7,612	1,585	9,197
Loans held for sale	51	10	61
Investment securities:
U.S. government and federal agency securities	207	3,814	4,021
Government-sponsored enterprise obligations	(1,551)	(411)	(1,962)
State and municipal obligations	582	(157)	425
Mortgage-backed securities	2,027	(765)	1,262
Asset-backed securities	(609)	1,294	685
Other securities	(450)	3,585	3,135
Total interest on investment securities	206	7,360	7,566
Federal funds sold and short-term securities purchased under
agreements to resell	(10)	9	(1)
Long-term securities purchased under agreements to resell	(507)	825	318
Interest earning deposits with banks	(14)	141	127
Total interest income	7,338	9,930	17,268
Interest expense:
Deposits:
Savings	10	8	18
Interest checking and money market	149	239	388
Time open & C.D.'s of less than $100,000	(66)	(32)	(98)
Time open & C.D.'s of $100,000 and over	240	537	777
Total interest on deposits	333	752	1,085
Federal funds purchased and securities sold under
agreements to repurchase	(27)	678	651
Other borrowings	(915)	550	(365)
Total interest expense	(609)	1,980	1,371
Net interest income, tax equivalent basis	$7,947	$7,950	$15,897

Net interest income in the first quarter of 2017 was $178.3 million, an increase of $14.5 million over the first quarter of 2016. On a tax equivalent (T/E) basis, net interest income totaled $187.3 million in the first quarter of 2017, up $15.9 million over the same period last year and up $6.0 million over the previous quarter.  The increase in net interest income compared to the first quarter of 2016 was mainly due to higher interest income on loans of $9.3 million, coupled with higher interest income on investment securities of $7.6 million. The increase in securities interest was mainly due to one-time interest receipts of $2.7 million in the first quarter of 2017 on a private equity debt investment. Securities interest also includes inflation-related interest on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS), which is tied to the Consumer Price Index. Interest income related to TIPS increased $3.4 million in the first three months of 2017 compared to the same period in 2016, and totaled $1.9 million in the current quarter and negative $1.5 million in the first quarter of 2016.  The Company's net yield on earning assets (T/E) was 3.14% in the current quarter compared to 2.95% in the first quarter of 2016.

Total interest income (T/E) increased $17.3 million over the first quarter of 2016. Interest income on loans (T/E), including loans held for sale, was $131.0 million during the first quarter of 2017, and increased $9.3 million, or 7.6%, over the same quarter last year. The increase was due to growth of $940.7 million, or 7.5%, in average loan balances, and an increase of three basis points in average rates earned. Most of the increase in interest income occurred in the business, construction, and business real estate loan categories. The largest increase to interest income occurred in business loan interest, which grew $4.5 million due to higher average balances of $415.1 million, or 9.2%, coupled with a 15 basis point increase in the average rate earned. Construction loan interest grew $1.9 million, as average balances increased $145.5 million, or 21.3%, and the average rate earned increased 34 basis points. Business real estate loan interest increased $1.8 million due to an increase in average balances of $263.4 million, or 11.1%, partly offset by a decline of seven basis points in the average rate earned. In addition, interest on personal real estate loans grew $672 thousand over the the same period last year. The average balance of personal real estate loans grew $102.9 million, or 5.4%, partly offset by a slight decrease in the average rate earned.

Interest income on investment securities (T/E) was $61.8 million during the first quarter of 2017, which was an increase of $7.6 million, or 13.9%, over the same quarter last year. The increase resulted mainly from higher TIPS interest of $3.4 million, coupled with higher interest income on non-marketable securities, mortgage-backed securities, asset-backed securities, and state and municipal obligations. The increase in interest income on non-marketable investments resulted largely from the $2.7 million interest receipt on the private equity investment mentioned above. Interest income on mortgage-backed securities grew $1.3 million, which resulted from an increase of $335.6 million in average balances, partly offset by lower rates earned of seven basis points. Interest income on asset-backed securities grew $685 thousand mainly due to a 24 basis point increase in the average rate earned. Growth in interest income on state and municipal obligations resulted from higher average balances, which increased $64.5 million. Partly offsetting these increases was a $2.0 million decline in interest income on government-sponsored enterprise obligations, as the average balance decreased $326.0 million and the average rate earned decreased 35 basis points. Adjustments to premium amortization expense, due to slowing prepayment speeds on mortgage-backed securities, increased interest income by $413 thousand in the current quarter, compared to adjustments that decreased interest income by $147 thousand in the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments) was $9.7 billion in the first quarter of 2017, compared to $9.6 billion in the first quarter of 2016.

Interest income on long-term securities purchased under agreements to resell increased $318 thousand over the first quarter of 2016, due to an increase in the average rate earned of 48 basis points, partly offset by lower balances invested of $125.3 million.

The average tax equivalent yield on total interest earning assets was 3.30% in the first quarter of 2017, up from 3.10% in the first quarter of 2016.

Total interest expense increased $1.4 million compared to the first quarter of 2016, due to a $1.1 million increase in interest expense on interest bearing deposits and a $286 thousand increase in interest expense on borrowings. The increase in deposit expense resulted from a slight increase in overall average rates paid and a 4.8% increase in average interest bearing deposit balances. Interest expense on C.D.'s of $100,000 and over rose $777 thousand due to a 13 basis point increase in average rates paid, coupled with higher balances of $187.4 million. In addition, interest expense on money market accounts increased $361 thousand, as average balances increased $454.1 million and average rates paid rose slightly. Interest expense on borrowings increased due to higher rates paid on customer repurchase agreements and FHLB borrowings, partly offset by lower levels of FHLB borrowings. The overall average rate incurred on all interest bearing liabilities was .26% and .23% in the first quarters of 2017 and 2016, respectively.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2017	2016	Amount	% change
Bank card transaction fees	$43,204	$44,470	$(1,266)	(2.8)%
Trust fees	32,014	29,243	2,771	9.5
Deposit account charges and other fees	21,942	20,691	1,251	6.0
Capital market fees	2,342	2,725	(383)	(14.1)
Consumer brokerage services	3,649	3,509	140	4.0
Loan fees and sales	3,168	2,510	658	26.2
Other	10,747	15,876	(5,129)	(32.3)
Total non-interest income	$117,066	$119,024	$(1,958)	(1.6)%
Non-interest income as a % of total revenue*	39.6%	42.1%
* Total revenue includes net interest income and non-interest income.

For the first quarter of 2017, total non-interest income amounted to $117.1 million compared with $119.0 million in the same quarter last year, which was a decrease of $2.0 million, or 1.6%. This decrease was mainly due to a gain of $3.3 million on the sale of a former branch property recorded in the first quarter of 2016 that did not reoccur this quarter. In addition, bank card fees and swap fees were lower, while trust fees and deposit account fees grew over the same period last year.

Bank card transaction fees for the current quarter decreased $1.3 million, or 2.8%, from the same period last year. The decrease was mainly the result of a decline in merchant fees of $1.3 million. Merchant fees were lower due to the loss of several large merchant customers, which impacted results for the first quarter of 2017. Commercial card fees declined $342 thousand, but were offset by higher debit and credit card interchange fees. The table below is a summary of bank card transaction fees for the three month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2017	2016	Amount	% change
Debit card fees	$9,641	$9,385	$256	2.7%
Credit card fees	5,741	5,645	96	1.7
Merchant fees	5,842	7,118	(1,276)	(17.9)
Corporate card fees	21,980	22,322	(342)	(1.5)
Total bank card transaction fees	$43,204	$44,470	$(1,266)	(2.8)%

Trust fees for the quarter increased $2.8 million, or 9.5%, over the same quarter last year, resulting mainly from continued growth in private client (up 8.7%) and institutional (up 8.2%) trust fees. Deposit account fees increased $1.3 million, or 6.0%, over the same period last year, as deposit account service charges increased $670 thousand, or 12.9%, and overdraft and return item fees increased $426 thousand, or 6.3%. Loan fees and sales increased $658 thousand, or 26.2%, this quarter mainly due to higher mortgage banking revenue related to the Company's fixed rate residential mortgage sale program. Other non-interest income decreased $5.1 million compared to the same quarter last year. This decrease was mainly the result of the gain of $3.3 million on the sale of the branch property mentioned above. In addition, fees from the sales of interest rate swaps declined $2.0 million due to several large swap transactions occurring in the same period last year. Fees from the sales of tax credits were strong this quarter, totaling $1.2 million, but were lower by $319 thousand when compared to the same period last year.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2017	2016
Available for sale	$2,048	$(123)
Non-marketable	(2,820)	(872)
Total investment securities gains (losses), net	$(772)	$(995)

Net gains and losses on investment securities which were recognized in earnings during the three months ended March 31, 2017 and 2016 are shown in the table above. Net securities losses amounted to $772 thousand in the first quarter of 2017 and $995 thousand in the first quarter of 2016. Included in these net losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $29.3 million at March 31, 2017. During the current quarter, credit-related impairment losses of $109 thousand were recorded, compared to $123 thousand in first quarter of 2016. The current quarter also included a $2.2 million gain on the donation of appreciated common stock to a related charitable foundation.

Gains and losses on non-marketable investment securities include those relating to private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These gains and losses include fair value adjustments, which totaled $2.9 million in net losses in the first quarter of 2017. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $438 thousand during the first quarter of 2017 and $46 thousand during the first quarter of 2016.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2017	2016	Amount	% change
Salaries and employee benefits	$112,369	$106,859	$5,510	5.2%
Net occupancy	11,443	11,303	140	1.2
Equipment	4,609	4,634	(25)	(.5)
Supplies and communication	5,709	6,829	(1,120)	(16.4)
Data processing and software	23,097	22,899	198.9
Marketing	3,224	3,813	(589)	(15.4)
Deposit insurance	3,471	3,165	306	9.7
Other	22,908	17,971	4,937	27.5
Total non-interest expense	$186,830	$177,473	$9,357	5.3%

Non-interest expense for the first quarter of 2017 amounted to $186.8 million, an increase of $9.4 million, or 5.3%, compared with $177.5 million in the first quarter of last year. Salaries expense increased $4.5 million, or 5.1%, mainly due to higher full-time salaries and incentive compensation costs. Employee benefits expense also increased $1.0 million, or 5.4%, mainly due to higher payroll taxes and 401(k) plan expense, which are seasonally higher in the first quarter. Growth in salaries expense resulted partly from higher staffing costs, mainly in the areas of residential lending, commercial banking, commercial card, trust, information technology and other supporting units, partially offset by lower staffing in branches. Full-time equivalent employees totaled 4,807 at March 31, 2017 compared to 4,765 at March 31, 2016. Compared to the first quarter of last year, supplies and communication expense declined $1.1 million, or 16.4%. This decrease was mainly the result of higher chip card reissue costs last year that have now declined. Marketing costs were down $589 thousand, or 15.4%, this quarter due to lower overall spending, but are expected to increase in future quarters this year. Other non-interest expense increased $4.9 million, or 27.5%, compared to the same period in the previous year. This increase was mainly due to the donation of $2.3 million in appreciated securities to a related charitable foundation, as previously mentioned. In addition, higher costs were recorded in professional fees, loan collection fees, and bank card rewards and royalty fees expense. Excluding the donation expense, total non-interest expense grew 4.0% over the same period in 2016.

Provision and Allowance for Loan Losses

	Three Months Ended
(In thousands)	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
Provision for loan losses	$11,128	$10,400	$9,439
Net loan charge-offs (recoveries):
Commercial:
Business	97	268	463
Real estate-construction and land	(535)	(882)	(11)
Real estate-business	(39)	97	(242)
	(477)	(517)	210
Personal Banking:
Real estate-personal	19	(38)	(195)
Consumer	2,096	2,427	2,599
Revolving home equity	7	243	88
Consumer credit card	7,148	6,506	5,918
Overdrafts	435	379	219
	9,705	9,517	8,629
Total net loan charge-offs	$9,228	$9,000	$8,839

	Three Months Ended
	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.01%	.02%	.04%
Real estate-construction and land	(.26)	(.43)	(.01)
Real estate-business	(.01)	.02	(.04)
	(.02)	(.03)	.01
Personal Banking:
Real estate-personal	—	(.01)	(.04)
Consumer	.43	.49	.54
Revolving home equity	.01	.23	.08
Consumer credit card	3.88	3.42	3.16
Overdrafts	42.15	27.41	18.46
	.77	.74	.69
Total annualized net loan charge-offs	.28%	.27%	.28%
* as a percentage of average loans (excluding loans held for sale)

The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of a specific allowance component based on certain individually evaluated loans and a general component based on estimates of allowances for pools of loans. The Company's policies and processes for determining the allowance for loan losses are discussed in Note 1 to the consolidated financial statements and in the Allowance for Loan Losses discussion in Item 7 of the 2016 Annual Report on Form 10-K.

Net loan charge-offs in the first quarter of 2017 amounted to $9.2 million, compared with $9.0 million in the prior quarter and $8.8 million in the first quarter of last year. The increase in current quarter net charge-offs over the previous quarter was mainly due to increases in consumer credit card and construction real estate loan charge-offs of $642 thousand and $347 thousand, respectively. These increases in net loan charge-offs were partially offset by a decrease of $331 thousand in net charge-offs on consumer loans, as well as decreases in net charge-offs on revolving home equity loans, business loans, and business real estate loans of $236 thousand, $171 thousand, and $136 thousand, respectively.

For the three months ended March 31, 2017, annualized net loan charge-offs on average consumer credit card loans totaled 3.88%, compared with 3.42% in the previous quarter and 3.16% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .43%, compared to .49% in the prior quarter and .54% in the same period last year.  Annualized net charge-offs on personal real estate loans also remained low this quarter.  In the first quarter of 2017, total annualized net loan charge-offs were .28%, compared to .27% in the previous quarter and .28% in the same period last year.

In the current quarter, the provision for loan losses totaled $11.1 million and exceeded net loan charge-offs by $1.9 million, growing the allowance for loan losses.  In the same period last year, the provision for loan losses totaled $9.4 million and exceeded net loan charge-offs by $600 thousand.  The provision for loan losses in the current quarter increased by $728 thousand compared to the previous quarter.

At March 31, 2017, the allowance for loan losses amounted to $157.8 million and was 1.16% of total loans and more than ten times total non-accrual loans. At December 31, 2016, the allowance for loan losses amounted to $155.9 million and was 1.16% of total loans and over ten times total non-accrual loans.

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

(Dollars in thousands)	March 31, 2017	December 31, 2016
Non-accrual loans	$14,803	$14,283
Foreclosed real estate	387	366
Total non-performing assets	$15,190	$14,649
Non-performing assets as a percentage of total loans	.11%	.11%
Non-performing assets as a percentage of total assets	.06%	.06%
Total loans past due 90 days and still accruing interest	$14,908	$16,396

Non-accrual loans, which are also classified as impaired, totaled $15.2 million at March 31, 2017, and increased $520 thousand over balances at December 31, 2016. The increase occurred mainly in consumer loans, which increased $1.2 million, partly offset by a decrease of $747 thousand in business loans. At March 31, 2017, non-accrual loans were comprised mainly of business (53.6%), personal real estate (22.8%), and business real estate (11.9%) loans. Foreclosed real estate totaled $387 thousand at March 31, 2017, a slight increase compared to the balance at December 31, 2016. Total loans past due 90 days or more and still accruing interest were $14.9 million as of March 31, 2017, a decrease of $1.5 million when compared to December 31, 2016. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $106.4 million at March 31, 2017 compared with $99.5 million at December 31, 2016, resulting in an increase of $6.9 million, or 6.9%.

(In thousands)	March 31, 2017	December 31, 2016
Potential problem loans:
Business	$46,222	$43,438
Real estate – construction and land	1,145	1,172
Real estate – business	57,233	52,913
Real estate – personal	1,756	1,955
Total potential problem loans	$106,356	$99,478

At March 31, 2017, the Company had $54.3 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $30.5 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.2% of total loans outstanding at March 31, 2017. The largest component of construction and land loans was commercial construction, which grew $75.9 million during the three months ended March 31, 2017. At March 31, 2017, multi-family residential construction loans totaled approximately $234.1 million, or 40%, of the commercial construction loan portfolio.

(Dollars in thousands)	March 31, 2017	% of Total	% of Total Loans	December 31, 2016	% of Total	% of Total Loans
Residential land and land development	$73,776	8.7%	.5%	$86,373	10.9%	.6%
Residential construction	136,461	16.1	1.0	132,334	16.8	1.0
Commercial land and land development	57,283	6.8	.4	69,057	8.7	.5
Commercial construction	579,384	68.4	4.3	503,472	63.6	3.8
Total real estate - construction and land loans	$846,904	100.0%	6.2%	$791,236	100.0%	5.9%

Real Estate – Business Loans
Total business real estate loans were $2.7 billion at March 31, 2017 and comprised 20.0% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2017, 37.6% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	March 31, 2017	% of Total	% of Total Loans	December 31, 2016	% of Total	% of Total Loans
Owner-occupied	$1,018,724	37.6%	7.5%	$1,004,238	38.0%	7.5%
Office	356,934	13.2	2.6	319,638	12.1	2.4
Retail	340,031	12.5	2.5	344,221	13.0	2.5
Multi-family	263,148	9.7	1.9	255,369	9.7	1.9
Hotels	170,761	6.3	1.3	174,207	6.6	1.3
Farm	165,838	6.1	1.2	173,210	6.6	1.3
Industrial	129,033	4.8	1.0	122,940	4.6	.9
Other	266,126	9.8	2.0	249,551	9.4	1.9
Total real estate - business loans	$2,710,595	100.0%	20.0%	$2,643,374	100.0%	19.7%

Real Estate – Personal Loans
The Company's $2.0 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 41, recent loss rates have remained low, and at March 31, 2017, loans past due over 30 days decreased $3.4 million and non-accrual loans decreased $35 thousand compared to December 31, 2016. Also, as shown in Note 2, only 4.0% of this portfolio has FICO scores of less than 660. Approximately $22.5 million, or 1.1%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At March 31, 2017, loans with no mortgage insurance and an original LTV higher than 80% totaled $162.8 million compared to $158.8 million at December 31, 2016.

Revolving Home Equity Loans
The Company had $396.5 million in revolving home equity loans at March 31, 2017 that were generally collateralized by residential real estate. Most of these loans (93.3%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2017, the outstanding principal of loans with an original LTV higher than 80% was $53.8 million, or 13.6% of the portfolio, compared to $55.1 million as of December 31, 2016. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $1.7 million at March 31, 2017 compared to $2.2 million at December 31, 2016.  The weighted average FICO score for the total current portfolio balance is 793. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2017 through 2019, approximately 20% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 87% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, marine and RVs. Outstanding balances for auto loans were $952.2 million and $972.5 million at March 31, 2017 and December 31, 2016, respectively. The balances over 30 days past due amounted to $11.5 million at March 31, 2017 compared to $13.8 million at the end of 2016, and comprised 1.2% and 1.4% of the outstanding balances of these loans at March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017, $89.0 million of new auto loans were originated, compared to $431.0 million during the full year of 2016.  At March 31, 2017, the automobile loan portfolio had a weighted average FICO score of 743.
The Company's balance of marine and RV loans totaled $94.0 million at March 31, 2017, compared to $102.4 million at December 31, 2016, and the balances over 30 days past due amounted to $3.5 million at March 31, 2017 compared to $4.3 million at the end of 2016. The net charge-offs on marine and RV loans increased slightly from $140 thousand in the first three months of 2016 to $164 thousand in the first three months of the current year, yet still remained low.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2017 of $736.8 million in consumer credit card loans outstanding, approximately $160.2 million, or 21.7%, carried a low promotional rate. Within the next six months, $50.9 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $154.9 million at March 31, 2017, as shown in the table below. As of March 31, 2017, there were $7.9 million of energy loans, or 5.1%, of the energy portfolio, with a "substandard" rating or on non-accrual status, compared to $8.0 million, or 4.6% of the energy portfolio, at December 31, 2016. Of these amounts, non-accrual loans in the energy portfolio totaled $716 thousand at March 31, 2017, compared to $847 thousand at December 31, 2016. There were no energy loans 90 days past due and still accruing interest at both March 31, 2017 and December 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016	Unfunded commitments at March 31, 2017
Extraction	$96,610	$103,011	$27,311
Downstream distribution and refining	34,630	30,231	19,227
Mid-stream shipping and storage	8,046	22,985	62,250
Support activities	15,608	15,296	18,914
Total energy lending portfolio	$154,894	$171,523	$127,702

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $876.8 million at March 31, 2017, compared to $836.1 million at December 31, 2016. Additional unfunded commitments at March 31, 2017 totaled $1.4 billion.

Income Taxes
Income tax expense was $24.9 million in the first quarter of 2017, compared to $32.3 million in the fourth quarter of 2016 and $29.4 million in the first quarter of 2016. The Company's effective tax rate, including the effect of non-controlling interest, was 25.8% in the first quarter of 2017, compared to 31.1% in the fourth quarter of 2016 and 31.0% in the first quarter of 2016. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the prior periods was primarily due to the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" on January 1, 2017. The ASU requires all excess tax benefits and tax deficiencies arising from share-based award payments to be recognized as income tax expense or benefit in the income statement, while in previous periods these benefits and deficiencies were recognized in equity. The amount of excess tax benefits (net of tax deficiencies) recognized as a reduction to income tax expense during the first quarter of 2017 was $4.5 million. As mentioned previously, tax benefits related to the donation of appreciated securities to a charitable foundation also lowered the effective tax rate in the current quarter.

Financial Condition

Balance Sheet

Total assets of the Company were $25.3 billion at March 31, 2017 and $25.6 billion at December 31, 2016. Earning assets (excluding the allowance for loan losses and fair value adjustments on investment securities) amounted to $24.2 billion at both March 31, 2017 and December 31, 2016, and consisted of 56% in loans and 40% in investment securities.

During the first quarter of 2017, total average loans increased $272.4 million, or 8.2% annualized, compared to the previous quarter, and increased $940.7 million, or 7.5%, over the same period last year. Compared to the previous quarter, the increase in average loans resulted mainly from growth of $175.3 million in business loans, $86.5 million in business real estate loans and $26.9 million in personal real estate loans. Growth in business loans was driven in part by seasonal demand for agribusiness loans along with higher demand for lease, tax-free, and other commercial and industrial loans. Strong demand continued for business real estate loans. While overall consumer loans declined slightly, demand continued for private banking loans. During the current quarter, the Company sold certain fixed rate personal real estate loans totaling $33.0 million, compared to $41.7 million in the prior quarter. Growth in the personal real estate loan portfolio was mainly the result of continued demand for 15 year fixed rate loans, which the Company did not sell into the secondary market.

During the first quarter of 2017, total average available for sale investment securities increased $58.0 million to $9.7 billion, at fair value. This small growth in investment securities was the result of higher average balances of U.S. government securities (most of which were purchased in the prior quarter) and mortgage-backed securities. Purchases of securities this quarter totaled $480.7 million and were offset by maturities and pay downs of $478.6 million. Current quarter purchases consisted mainly of mortgage-backed and asset-backed securities. At March 31, 2017, the duration of the investment portfolio was 2.9 years, and maturities and pay downs of approximately $2.1 billion are expected to occur during the next 12 months.

Total average deposits increased $373.1 million, or 7.2% annualized, this quarter compared to the previous quarter. The increase in average deposits resulted mainly from growth in certificates of deposit, (increase of $319.7 million), money market (increase of $97.7 million) and government and personal demand deposit (increase of $98.9 million) accounts. Business demand deposits declined on average by $136.1 million. Compared to the previous quarter, total average consumer, commercial and private banking deposits increased $131.6 million, $181.3 million, and $92.5 million, respectively. The average loans to deposits ratio was 64.4% in the current quarter and 64.2% in the prior quarter. Compared to the previous quarter, the Company’s average borrowings increased $72.0 million to $1.5 billion in the current quarter, mostly due to higher balances of customer repurchase agreements.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2017	March 31, 2016	December 31, 2016
Liquid assets:
Available for sale investment securities	$9,671,975	$9,552,179	$9,649,203
Federal funds sold	2,205	9,075	15,470
Long-term securities purchased under agreements to resell	725,000	825,000	725,000
Balances at the Federal Reserve Bank	120,234	171,651	272,275
Total	$10,519,414	$10,557,905	$10,661,948

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $2.2 million as of March 31, 2017. Long-term resale agreements, maturing in 2017 through 2018, totaled $725.0 million at March 31, 2017. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $760.1 million in fair value at March 31, 2017. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $120.2 million at March 31, 2017. The fair value of the available for sale investment portfolio was $9.7 billion at March 31, 2017 and included an unrealized net gain in fair value of $79.7 million. The total net unrealized gain included net gains of $11.7 million on mortgage and asset-backed securities, $15.9 million on state and municipal obligations, and $48.2 million on common and preferred stock held by the Parent.

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

(In thousands)	March 31, 2017	March 31, 2016	December 31, 2016
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$108,240	$150,544	$115,858
FHLB borrowings and letters of credit	16,743	28,822	17,781
Securities sold under agreements to repurchase *	1,726,909	1,632,978	2,447,835
Other deposits and swaps	1,956,791	2,124,074	1,773,017
Total pledged securities	3,808,683	3,936,418	4,354,491
Unpledged and available for pledging	4,071,649	3,800,391	3,516,648
Ineligible for pledging	1,791,643	1,815,370	1,778,064
Total available for sale securities, at fair value	$9,671,975	$9,552,179	$9,649,203
* Includes securities pledged for collateral swaps, as discussed in Note 11 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2017, such deposits totaled $18.7 billion and represented 88.6% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.7 billion at March 31, 2017. These accounts are normally considered more volatile and higher costing and comprised 8.1% of total deposits at March 31, 2017.

(In thousands)	March 31, 2017	March 31, 2016	December 31, 2016
Core deposit base:
Non-interest bearing	$7,237,815	$7,065,066	$7,429,398
Interest checking	1,146,600	1,064,499	1,275,899
Savings and money market	10,292,478	10,140,858	10,154,890
Total	$18,676,893	$18,270,423	$18,860,187

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	March 31, 2017	March 31, 2016	December 31, 2016
Borrowings:
Federal funds purchased	$340,195	$3,885	$52,840
Securities sold under agreements to repurchase	980,954	953,503	1,671,065
FHLB advances	100,000	103,806	100,000
Other debt	1,975	—	2,049
Total	$1,423,124	$1,061,194	$1,825,954

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $981.0 million, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $100.0 million at March 31, 2017. These advances have fixed interest rates and mature in the fourth quarter of 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2017.

	March 31, 2017
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,746,829	$1,303,398	$4,050,227
Advances outstanding	(100,000)	—	(100,000)
Letters of credit issued	(514,415)	—	(514,415)
Available for future advances	$2,132,414	$1,303,398	$3,435,812

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

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Rating outlook	Stable	Stable
Preferred stock	BBB-	Baa1
Commerce Bank
Issuer rating	A	A2
Rating outlook	Stable	Stable
Baseline credit assessment		a1
Short-term rating	A-1	P-1

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $243.8 million during the first three months of 2017, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $141.3 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $173.4 million. These activities included $483.1 million in maturities and pay downs of investment securities, offset by purchases of $482.6 million, and a net increase in loans of $169.2 million. Financing activities used cash of $211.8 million, resulting from a net decrease in borrowings of federal funds purchased and securities sold under agreements to repurchase of $402.8 million. In addition, cash was used to fund dividends paid on common and preferred stock of $25.2 million, and $7.3 million was used to purchase treasury stock. These cash outlays were partially offset by a net increase of $223.5 million in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2017 and December 31, 2016, as shown in the following table.

(Dollars in thousands)	March 31, 2017	December 31, 2016	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$18,782,365	$18,994,730
Tier I common risk-based capital	2,250,693	2,207,370
Tier I risk-based capital	2,395,477	2,352,154
Total risk-based capital	2,576,122	2,529,675
Tier I common risk-based capital ratio	11.98%	11.62%	7.00%	6.50%
Tier I risk-based capital ratio	12.75%	12.38%	8.50%	8.00%
Total risk-based capital ratio	13.72%	13.32%	10.50%	10.00%
Tier I leverage ratio	9.56%	9.55%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market. The Company purchased 126,737 shares at an average price of $57.47 during the three months ended March 31, 2017, which was related to stock-based compensation transactions. At March 31, 2017, 3,631,938 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock in the first quarter of 2017, which was a 5% increase compared to its 2016 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2017 totaled $10.5 billion (including approximately $5.0 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $387.8 million and $2.6 million, respectively, at March 31, 2017. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.7 million at March 31, 2017.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first three months of 2017, purchases and sales of tax credits amounted to $20.7 million and $21.1 million, respectively. Fees from sales of tax credits were $1.2 million for the three months ended March 31, 2017, compared to $1.5 million in the same period last year. At March 31, 2017, the Company expected to fund outstanding purchase commitments of $87.3 million during the remainder of 2017.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2017 and 2016.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2017
Net interest income	$67,354	$79,787	$11,838	$158,979	$19,294	$178,273
Provision for loan losses	(9,662)	513	(23)	(9,172)	(1,956)	(11,128)
Non-interest income	31,558	47,133	37,706	116,397	669	117,066
Investment securities losses, net	—	—	—	—	(772)	(772)
Non-interest expense	(71,523)	(73,785)	(30,349)	(175,657)	(11,173)	(186,830)
Income before income taxes	$17,727	$53,648	$19,172	$90,547	$6,062	$96,609
Three Months Ended March 31, 2016
Net interest income	$66,564	$76,017	$10,875	$153,456	$10,319	$163,775
Provision for loan losses	(8,725)	19	(106)	(8,812)	(627)	(9,439)
Non-interest income	29,897	51,119	34,402	115,418	3,606	119,024
Investment securities losses, net	—	—	—	—	(995)	(995)
Non-interest expense	(69,004)	(69,613)	(28,588)	(167,205)	(10,268)	(177,473)
Income before income taxes	$18,732	$57,542	$16,583	$92,857	$2,035	$94,892
Increase (decrease) in income before income taxes:
Amount	$(1,005)	$(3,894)	$2,589	$(2,310)	$4,027	$1,717
Percent	(5.4)%	(6.8)%	15.6%	(2.5)%	197.9%	1.8%

Consumer

For the three months ended March 31, 2017, income before income taxes for the Consumer segment decreased $1.0 million, or 5.4%, compared to the first three months of 2016. This decrease was mainly due to higher non-interest expense of $2.5 million, or 3.7%, and an increase in the provision for loan losses of $937 thousand, or 10.7%. These increases were partly offset by growth in non-interest income of $1.7 million, or 5.6%, and net interest income of $790 thousand, or 1.2%. Net interest income increased due to a $1.9 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $1.2 million in loan interest income. Non-interest income increased mainly due to growth in deposit fees (mainly deposit account service fees and overdraft and return item fees), mortgage banking revenue and bank card fees. Non-interest expense increased over the same period in the previous year due to higher allocated support costs, mainly administrative, online banking and information technology. In addition, bank card rewards and royalty fees expense increased over the previous year, while supplies and communication expense decreased due to higher chip card reissue costs last year that have now declined. The provision for loan losses totaled $9.7 million, a $937 thousand increase over the first three months of 2016, which was mainly due to higher credit card loan net charge-offs, partly offset by lower consumer loan net charge-offs.

Commercial

For the three months ended March 31, 2017, income before income taxes for the Commercial segment decreased $3.9 million, or 6.8%, compared to the same period in the previous year. This decrease was mainly due to lower non-interest income and higher non-interest expense and was partially offset by growth in net interest income and a decline in the provision for loan losses. Net interest income increased $3.8 million, or 5.0%, due to an increase in loan interest income, partly offset by a decline in net allocated funding credits and higher deposit interest expense. Non-interest income decreased $4.0 million, or 7.8%, from the previous year due to lower swap fees, bank card fees, and tax credit sales fees. These decreases were partly offset by growth in deposit account fees. Non-interest expense increased $4.2 million, or 6.0%, mainly due to increases in salaries and benefits expense and allocated service and support costs. The provision for loan losses declined $494 thousand from the same period last year, due to higher net recoveries on business and construction loans.

Wealth

Wealth segment pre-tax profitability for the three months ended March 31, 2017 increased $2.6 million, or 15.6%, over the same period in the previous year. Net interest income increased $963 thousand, or 8.9%, mainly due to an increase in loan interest income. Non-interest income increased $3.3 million, or 9.6%, over the prior year largely due to higher private client and institutional trust fees and cash sweep fees. Non-interest expense increased $1.8 million, or 6.2%, mainly due to higher salary and benefit costs, professional fees and allocated support costs. The provision for loan losses decreased $83 thousand, mainly due to lower revolving home equity loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $4.0 million. This increase was mainly due to higher unallocated net interest income of $9.0 million, offset by lower non-interest income of $2.9 million and higher non-interest expense of $905 thousand. Unallocated securities losses were $772 thousand in the first three months of 2017 compared to losses of $995 thousand in 2016. Also, the unallocated loan loss provision increased $1.3 million, as the provision was $1.9 million in excess of charge-offs in the first three months of 2017 compared to $600 thousand in excess of charge-offs in the first three months of 2016.

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

The Volcker Rule of the Dodd-Frank Act, effective on April 1, 2014, places trading restrictions on financial institutions and separates investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. Key provisions restrict banks from simultaneously entering into advisory and creditor roles with their clients, such as with private equity firms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments, which must be divested by July 21, 2017. In 2016, the Company withdrew from a private equity fund investment to comply with the Volcker Rule requirement and holds no other significant investments requiring disposal.

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

Derivatives In March 2016, the FASB issued ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships", which clarifies that a change in the counterparty to a derivative instruments that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments were effective January 1, 2017 and did not have a significant effect on the Company's consolidated financial statements.

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

Consolidation The FASB issued ASU 2016-17, "Interests Held through Related Parties That Are under Common Control", in October 2016. The ASU amends current guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Current GAAP requires a single decision maker to attribute indirect interests held by certain of its related parties entirely to itself, while the amendments require inclusion of those interests on a proportionate basis consistent with indirect interests held through other related parties. The amendments were effective January 1, 2017 and did not have a significant effect on the Company's consolidated financial statements.

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

Intangible Assets The FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", in January 2017. Under current guidance, a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill by following procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new amendments, the goodwill impairment test compares the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments are effective for impairment tests beginning January 1, 2020 and are not expected to have a significant effect on the Company's consolidated financial statements.

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

Stock Compensation The FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", in March 2016, in order to reduce complexity in this area and improve the usefulness of information provided to users. Amendments which will affect public companies include the recognition of excess tax benefits and deficiencies in income tax expense or benefit in the income statement, guidance as to the classification of excess tax benefits on the statement of cash flows, an election to account for award forfeitures as they occur, and the ability to withhold taxes up to the maximum statutory rate in the applicable jurisdictions without triggering liability classification of the award. The amendments were effective January 1, 2017. As further discussed in Note 12 to the consolidated financial statements, the Company elected to account for forfeitures as they occur.

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

Retirement Benefits The FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", in March 2017. Under current guidance, the different components comprising net benefit cost are aggregated for reporting in the financial statements. Because these components are heterogeneous, the current presentation reduces the transparency and usefulness of the financial statements. The ASU requires that an employer report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented separately from the servicing cost component. Only service cost is eligible for capitalization when applicable. The amendments are effective January 1, 2018 and are not expected to have a significant effect on the Company's consolidated financial statements.

Premium Amortization The FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities", in March 2017. Under current guidance, many entities amortize the premium on purchased callable debt securities over the contractual life of the instrument. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium to the earliest call date, and more closely align the amortization period to expectations incorporated in market pricing of the instrument. The amendments are effective January 1, 2019 and are not expected to have a significant effect on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2017 and 2016

	First Quarter 2017			First Quarter 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,906,672	$36,586	3.02%	$4,491,556	$32,093	2.87%
Real estate — construction and land	828,017	7,870	3.85	682,557	5,961	3.51
Real estate — business	2,645,531	23,696	3.63	2,382,094	21,941	3.70
Real estate — personal	2,012,456	18,573	3.74	1,909,532	17,901	3.77
Consumer	1,974,894	18,931	3.89	1,934,577	18,592	3.87
Revolving home equity	405,432	3,642	3.64	429,682	3,761	3.52
Consumer credit card	747,783	21,503	11.66	752,098	21,355	11.42
Overdrafts	4,185	—	—	4,772	—	—
Total loans	13,524,970	130,801	3.92	12,586,868	121,604	3.89
Loans held for sale	11,972	196	6.64	9,360	135	5.80
Investment securities:
U.S. government and federal agency obligations	913,474	4,714	2.09	703,212	693.40
Government-sponsored enterprise obligations	450,489	1,759	1.58	776,488	3,721	1.93
State and municipal obligations(A)	1,783,103	16,067	3.65	1,718,587	15,642	3.66
Mortgage-backed securities	3,760,294	22,098	2.38	3,424,716	20,836	2.45
Asset-backed securities	2,359,644	9,480	1.63	2,537,472	8,795	1.39
Other marketable securities(A)	332,643	2,310	2.82	342,382	2,376	2.79
Trading securities(A)	25,165	172	2.77	18,190	130	2.87
Non-marketable securities(A)	100,740	5,236	21.08	127,769	2,077	6.54
Total investment securities	9,725,552	61,836	2.58	9,648,816	54,270	2.26
Federal funds sold and short-term securities
purchased under agreements to resell	9,887	23.94		17,378	24.56
Long-term securities purchased
under agreements to resell	725,001	3,793	2.12	850,275	3,475	1.64
Interest earning deposits with banks	207,845	397.77		219,636	270.49
Total interest earning assets	24,205,227	197,046	3.30	23,332,333	179,778	3.10
Allowance for loan losses	(155,328)			(151,308)
Unrealized gain on investment securities	62,986			149,319
Cash and due from banks	376,465			420,801
Land, buildings and equipment, net	345,929			356,989
Other assets	417,008			395,126
Total assets	$25,252,287			$24,503,260
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$795,695	246.13		$761,020	228.12
Interest checking and money market	10,603,988	3,644.14		10,128,543	3,256.13
Time open & C.D.'s of less than $100,000	705,135	644.37		775,221	742.38
Time open & C.D.'s of $100,000 and over	1,671,125	2,763.67		1,483,700	1,986.54
Total interest bearing deposits	13,775,943	7,297.21		13,148,484	6,212.19
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,356,316	1,539.46		1,404,754	888.25
Other borrowings	102,011	888	3.53	377,711	1,253	1.33
Total borrowings	1,458,327	2,427.67		1,782,465	2,141.48
Total interest bearing liabilities	15,234,270	9,724.26%		14,930,949	8,353.23%
Non-interest bearing deposits	7,246,698			6,905,673
Other liabilities	234,144			254,437
Equity	2,537,175			2,412,201
Total liabilities and equity	$25,252,287			$24,503,260
Net interest margin (T/E)		$187,322			$171,425
Net yield on interest earning assets			3.14%			2.95%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2016 Annual Report on Form 10-K.

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

Simulation A	March 31, 2017			December 31, 2016
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$18.1	2.54%	$(379.4)	$15.2	2.18%	$(385.4)
200 basis points rising	16.6	2.33	(266.7)	14.9	2.13	(272.5)
100 basis points rising	10.8	1.52	(140.0)	10.3	1.48	(144.9)

Simulation B	March 31, 2017			December 31, 2016
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(3.3)	(.45)%	$(1,269.4)	$(5.1)	(.74)%	$(1,297.5)
200 basis points rising	(1.3)	(.19)	(1,161.5)	(2.0)	(.29)	(1,190.3)
100 basis points rising	(3.6)	(.51)	(1,042.3)	(2.9)	(.42)	(1,071.0)

The difference in these two simulations is the degree in which deposits are modeled to decline as noted in the above table.  Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $10.8 million, while a gradual increase in rates of 200 basis points would increase net interest income by $16.6 million.  An increase in rates of 300 basis points would result in an increase in net interest income of $18.1 million. The change in net interest income from the base calculation at March 31, 2017 was higher than projections made at December 31, 2016 largely due to growth in loans and a Federal Reserve rate increase during the first quarter of 2017, partly offset by growth in certificates of deposit greater than $100,000.
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
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 — 31, 2017	43,489	$56.52	43,489	3,715,186
February 1 — 28, 2017	43,585	$56.76	43,585	3,671,601
March 1 — 31, 2017	39,663	$59.30	39,663	3,631,938
Total	126,737	$57.47	126,737	3,631,938

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 3,631,938 shares remained available for purchase at March 31, 2017.

Item 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: May 5, 2017

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 5, 2017

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