Form 10-Q
period 2017-06-30
COMMERCE BANCSHARES INC /MO/
filed 2017-08-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 1, 2017, the registrant had outstanding 101,625,940 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
ASSETS
Loans	$13,626,592	$13,412,736
Allowance for loan losses	(157,832)	(155,932)
Net loans	13,468,760	13,256,804
Loans held for sale (including $14,118,000 and $9,263,000 of residential mortgage loans carried at fair value at June 30, 2017 and December 31, 2016, respectively)	22,002	14,456
Investment securities:
Available for sale ($719,820,000 and $568,553,000 pledged at June 30, 2017 and
December 31, 2016, respectively, to secure swap and repurchase agreements)	9,439,701	9,649,203
Trading	22,291	22,225
Non-marketable	102,388	99,558
Total investment securities	9,564,380	9,770,986
Federal funds sold and short-term securities purchased under agreements to resell	16,520	15,470
Long-term securities purchased under agreements to resell	625,000	725,000
Interest earning deposits with banks	80,860	272,275
Cash and due from banks	433,747	494,690
Land, buildings and equipment, net	334,586	337,705
Goodwill	138,921	138,921
Other intangible assets, net	7,002	6,709
Other assets	387,065	608,408
Total assets	$25,078,843	$25,641,424
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$7,314,506	$7,429,398
Savings, interest checking and money market	11,427,615	11,430,789
Time open and C.D.'s of less than $100,000	679,668	713,075
Time open and C.D.'s of $100,000 and over	1,403,873	1,527,833
Total deposits	20,825,662	21,101,095
Federal funds purchased and securities sold under agreements to repurchase	1,256,444	1,723,905
Other borrowings	101,903	102,049
Other liabilities	266,627	213,243
Total liabilities	22,450,636	23,140,292
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 102,003,046 shares	510,015	510,015
Capital surplus	1,546,534	1,552,454
Retained earnings	390,853	292,849
Treasury stock of 207,294 shares at June 30, 2017
and 364,711 shares at December 31, 2016, at cost	(10,373)	(15,294)
Accumulated other comprehensive income	42,070	10,975
Total Commerce Bancshares, Inc. stockholders' equity	2,623,883	2,495,783
Non-controlling interest	4,324	5,349
Total equity	2,628,207	2,501,132
Total liabilities and equity	$25,078,843	$25,641,424
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2017	2016	2017	2016
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$134,273	$121,151	$262,596	$240,484
Interest and fees on loans held for sale	263	692	459	827
Interest on investment securities	54,975	54,698	110,240	103,589
Interest on federal funds sold and short-term securities purchased under
agreements to resell	37	19	60	43
Interest on long-term securities purchased under agreements to resell	3,684	3,354	7,477	6,829
Interest on deposits with banks	362	151	759	421
Total interest income	193,594	180,065	381,591	352,193
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,342	3,548	8,232	7,032
Time open and C.D.'s of less than $100,000	674	709	1,318	1,451
Time open and C.D.'s of $100,000 and over	2,822	2,347	5,585	4,333
Interest on federal funds purchased and securities sold under
agreements to repurchase	2,038	725	3,577	1,613
Interest on other borrowings	911	907	1,799	2,160
Total interest expense	10,787	8,236	20,511	16,589
Net interest income	182,807	171,829	361,080	335,604
Provision for loan losses	10,758	9,216	21,886	18,655
Net interest income after provision for loan losses	172,049	162,613	339,194	316,949
NON-INTEREST INCOME
Bank card transaction fees	44,999	45,065	88,203	89,535
Trust fees	33,120	30,241	65,134	59,484
Deposit account charges and other fees	22,861	21,328	44,803	42,019
Capital market fees	2,156	2,500	4,498	5,225
Consumer brokerage services	3,726	3,491	7,375	7,000
Loan fees and sales	4,091	3,196	7,259	5,706
Other	12,131	10,749	22,878	26,625
Total non-interest income	123,084	116,570	240,150	235,594
INVESTMENT SECURITIES GAINS (LOSSES), NET	1,651	(744)	879	(1,739)
NON-INTEREST EXPENSE
Salaries and employee benefits	108,829	104,808	221,198	211,667
Net occupancy	11,430	11,092	22,873	22,395
Equipment	4,776	4,781	9,385	9,415
Supplies and communication	5,446	5,693	11,155	12,522
Data processing and software	23,356	22,770	46,453	45,669
Marketing	4,488	4,389	7,712	8,202
Deposit insurance	3,592	3,143	7,063	6,308
Other	22,677	20,413	45,585	38,384
Total non-interest expense	184,594	177,089	371,424	354,562
Income before income taxes	112,190	101,350	208,799	196,242
Less income taxes	33,201	31,542	58,108	60,912
Net income	78,989	69,808	150,691	135,330
Less non-controlling interest expense (income)	29	(85)	227	63
Net income attributable to Commerce Bancshares, Inc.	78,960	69,893	150,464	135,267
Less preferred stock dividends	2,250	2,250	4,500	4,500
Net income available to common shareholders	$76,710	$67,643	$145,964	$130,767
Net income per common share — basic	$.75	$.67	$1.43	$1.29
Net income per common share — diluted	$.75	$.66	$1.43	$1.28
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
	(Unaudited)
Net income	$78,989	$69,808	$150,691	$135,330
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	76	—	171	(398)
Net unrealized gains on other securities	11,241	31,139	30,243	101,634
Pension loss amortization	341	356	681	718
Other comprehensive income	11,658	31,495	31,095	101,954
Comprehensive income	90,647	101,303	181,786	237,284
Less non-controlling interest expense (income)	29	(85)	227	63
Comprehensive income attributable to Commerce Bancshares, Inc.	$90,618	$101,388	$181,559	$237,221
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2016	$144,784	$510,015	$1,552,454	$292,849	$(15,294)	$10,975	$5,349	$2,501,132
Adoption of ASU 2016-09			3,441	(2,144)				1,297
Net income				150,464			227	150,691
Other comprehensive income						31,095		31,095
Distributions to non-controlling interest							(1,252)	(1,252)
Purchases of treasury stock					(10,628)			(10,628)
Issuance of stock under purchase and equity compensation plans			(15,556)		15,549			(7)
Stock-based compensation			6,195					6,195
Cash dividends on common stock ($.450 per share)				(45,816)				(45,816)
Cash dividends on preferred stock ($.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2017	$144,784	$510,015	$1,546,534	$390,853	$(10,373)	$42,070	$4,324	$2,628,207
Balance December 31, 2015	$144,784	$489,862	$1,337,677	$383,313	$(26,116)	$32,470	$5,428	$2,367,418
Net income				135,267			63	135,330
Other comprehensive income						101,954		101,954
Distributions to non-controlling interest							(586)	(586)
Purchases of treasury stock					(37,462)			(37,462)
Issuance of stock under purchase and equity compensation plans			(11,873)		11,871			(2)
Excess tax benefit related to equity compensation plans			1,904					1,904
Stock-based compensation			6,287					6,287
Cash dividends on common stock ($.429 per share)				(43,522)				(43,522)
Cash dividends on preferred stock ($.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2016	$144,784	$489,862	$1,333,995	$470,558	$(51,707)	$134,424	$4,905	$2,526,821
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2017		2016
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$150,691		$135,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,886		18,655
Provision for depreciation and amortization	19,890		20,689
Amortization of investment security premiums, net	17,827		16,014
Investment securities (gains) losses, net (A)	(879)		1,739
Net gains on sales of loans held for sale	(3,547)		(2,880)
Originations of loans held for sale	(96,943)		(70,880)
Proceeds from sales of loans held for sale	92,423		68,486
Net decrease in trading securities, excluding unsettled transactions	6,097		81,184
Stock-based compensation	6,195		6,287
(Increase) decrease in interest receivable	(428)		60
Increase (decrease) in interest payable	(692)		57
Increase in income taxes payable	1,483		73
Other changes, net	(1,985)		(9,785)
Net cash provided by operating activities	212,018		265,029
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	6,552		2,071
Proceeds from maturities/pay downs of investment securities (A)	910,411		1,109,707
Purchases of investment securities (A)	(625,931)		(414,154)
Net increase in loans	(234,405)		(693,522)
Repayments of long-term securities purchased under agreements to resell	100,000		50,000
Purchases of land, buildings and equipment	(14,117)		(13,649)
Sales of land, buildings and equipment	2,527		5,399
Net cash provided by investing activities	145,037		45,852
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	77,562		(38,985)
Net increase (decrease) in time open and C.D.'s	(157,367)		267,339
Net decrease in federal funds purchased and short-term securities sold under agreements to repurchase	(467,461)		(331,280)
Repayment of long-term borrowings	(146)		(840)
Additional long-term borrowings	—	—	900
Purchases of treasury stock	(10,628)		(37,462)
Issuance of stock under equity compensation plans	(7)		(2)
Cash dividends paid on common stock	(45,816)		(43,522)
Cash dividends paid on preferred stock	(4,500)		(4,500)
Net cash used in financing activities	(608,363)		(188,352)
Increase (decrease) in cash and cash equivalents	(251,308)		122,529
Cash and cash equivalents at beginning of year	782,435		502,719
Cash and cash equivalents at June 30	$531,127		$625,248
(A) Available for sale and non-marketable securities
Income tax payments, net	$54,621		$59,886
Interest paid on deposits and borrowings	$21,203		$16,532
Loans transferred to foreclosed real estate	$461		$861
Loans transferred from held for investment to held for sale	$—		$50,360
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2016 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at June 30, 2017 and December 31, 2016 are as follows:

(In thousands)	June 30, 2017	December 31, 2016
Commercial:
Business	$4,852,408	$4,776,365
Real estate – construction and land	848,152	791,236
Real estate – business	2,727,349	2,643,374
Personal Banking:
Real estate – personal	2,009,203	2,010,397
Consumer	2,038,514	1,990,801
Revolving home equity	403,387	413,634
Consumer credit card	740,865	776,465
Overdrafts	6,714	10,464
Total loans	$13,626,592	$13,412,736

At June 30, 2017, loans of $3.9 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2017 and 2016, respectively, follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$92,951	$64,881	$157,832	$91,361	$64,571	$155,932
Provision	(111)	10,869	10,758	1,002	20,884	21,886
Deductions:
Loans charged off	531	13,415	13,946	1,077	25,745	26,822
Less recoveries on loans	430	2,758	3,188	1,453	5,383	6,836
Net loan charge-offs (recoveries)	101	10,657	10,758	(376)	20,362	19,986
Balance June 30, 2017	$92,739	$65,093	$157,832	$92,739	$65,093	$157,832
Balance at beginning of period	$86,027	$66,105	$152,132	$82,086	$69,446	$151,532
Provision	1,569	7,647	9,216	5,720	12,935	18,655
Deductions:
Loans charged off	661	11,984	12,645	2,174	23,761	25,935
Less recoveries on loans	2,263	2,866	5,129	3,566	6,014	9,580
Net loan charge-offs (recoveries)	(1,602)	9,118	7,516	(1,392)	17,747	16,355
Balance June 30, 2016	$89,198	$64,634	$153,832	$89,198	$64,634	$153,832

The following table shows the balance in the allowance for loan losses and the related loan balance at June 30, 2017 and December 31, 2016, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
June 30, 2017
Commercial	$1,454	$44,937	$91,285	$8,382,972
Personal Banking	1,433	20,221	63,660	5,178,462
Total	$2,887	$65,158	$154,945	$13,561,434
December 31, 2016
Commercial	$1,817	$44,795	$89,544	$8,166,180
Personal Banking	1,292	19,737	63,279	5,182,024
Total	$3,109	$64,532	$152,823	$13,348,204

Impaired loans
The table below shows the Company’s investment in impaired loans at June 30, 2017 and December 31, 2016. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 14.

(In thousands)	June 30, 2017	Dec. 31, 2016
Non-accrual loans	$13,362	$14,283
Restructured loans (accruing)	51,796	50,249
Total impaired loans	$65,158	$64,532

The following table provides additional information about impaired loans held by the Company at June 30, 2017 and December 31, 2016, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2017
With no related allowance recorded:
Business	$5,566	$9,000	$—
Real estate – construction and land	537	752	—
	$6,103	$9,752	$—
With an allowance recorded:
Business	$29,226	$29,821	$914
Real estate – construction and land	65	68	3
Real estate – business	9,543	10,961	537
Real estate – personal	6,286	9,258	570
Consumer	6,242	6,280	259
Revolving home equity	582	582	10
Consumer credit card	7,111	7,111	594
	$59,055	$64,081	$2,887
Total	$65,158	$73,833	$2,887
December 31, 2016
With no related allowance recorded:
Business	$7,375	$10,470	$—
Real estate – construction and land	557	752	—
	$7,932	$11,222	$—
With an allowance recorded:
Business	$29,924	$31,795	$1,318
Real estate – construction and land	69	72	3
Real estate – business	6,870	8,072	496
Real estate – personal	6,394	9,199	642
Consumer	5,281	5,281	57
Revolving home equity	584	584	1
Consumer credit card	7,478	7,478	592
	$56,600	$62,481	$3,109
Total	$64,532	$73,703	$3,109

Total average impaired loans for the three and six month periods ended June 30, 2017 and 2016, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended June 30, 2017
Non-accrual loans	$9,867	$4,539	$14,406
Restructured loans (accruing)	34,765	15,780	50,545
Total	$44,632	$20,319	$64,951
For the six months ended June 30, 2017
Non-accrual loans	$10,238	$4,027	$14,265
Restructured loans (accruing)	33,333	15,991	49,324
Total	$43,571	$20,018	$63,589
For the three months ended June 30, 2016
Non-accrual loans	$22,098	$4,461	$26,559
Restructured loans (accruing)	28,775	17,297	46,072
Total	$50,873	$21,758	$72,631
For the six months ended June 30, 2016
Non-accrual loans	$21,551	$4,542	$26,093
Restructured loans (accruing)	27,977	17,499	45,476
Total	$49,528	$22,041	$71,569

The table below shows interest income recognized during the three and six month periods ended June 30, 2017 and 2016, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 14.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
Interest income recognized on impaired loans:
Business	$319	$236	$637	$472
Real estate – construction and land	1	3	2	5
Real estate – business	88	56	175	112
Real estate – personal	36	42	71	84
Consumer	80	89	159	177
Revolving home equity	6	4	12	7
Consumer credit card	145	159	289	318
Total	$675	$589	$1,345	$1,175

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2017 and December 31, 2016.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2017
Commercial:
Business	$4,842,945	$2,761	$372	$6,330	$4,852,408
Real estate – construction and land	843,289	4,319	—	544	848,152
Real estate – business	2,721,612	3,904	—	1,833	2,727,349
Personal Banking:
Real estate – personal	1,997,661	6,060	1,978	3,504	2,009,203
Consumer	2,012,634	22,526	2,203	1,151	2,038,514
Revolving home equity	400,306	2,154	927	—	403,387
Consumer credit card	722,604	9,111	9,150	—	740,865
Overdrafts	6,414	300	—	—	6,714
Total	$13,547,465	$51,135	$14,630	$13,362	$13,626,592
December 31, 2016
Commercial:
Business	$4,763,274	$3,735	$674	$8,682	$4,776,365
Real estate – construction and land	789,633	1,039	—	564	791,236
Real estate – business	2,639,586	2,154	—	1,634	2,643,374
Personal Banking:
Real estate – personal	1,995,724	9,162	2,108	3,403	2,010,397
Consumer	1,957,358	29,783	3,660	—	1,990,801
Revolving home equity	411,483	1,032	1,119	—	413,634
Consumer credit card	757,443	10,187	8,835	—	776,465
Overdrafts	10,014	450	—	—	10,464
Total	$13,324,515	$57,542	$16,396	$14,283	$13,412,736

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
June 30, 2017
Pass	$4,617,838	$843,151	$2,629,544	$8,090,533
Special mention	180,380	1,754	44,279	226,413
Substandard	47,860	2,703	51,693	102,256
Non-accrual	6,330	544	1,833	8,707
Total	$4,852,408	$848,152	$2,727,349	$8,427,909
December 31, 2016
Pass	$4,607,553	$788,778	$2,543,348	$7,939,679
Special mention	116,642	722	45,479	162,843
Substandard	43,488	1,172	52,913	97,573
Non-accrual	8,682	564	1,634	10,880
Total	$4,776,365	$791,236	$2,643,374	$8,210,975

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At June 30, 2017, these were comprised of $227.4 million in personal real estate loans, or 4.4% of the Personal Banking portfolio, compared to $237.2 million at December 31, 2016. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2017 and December 31, 2016 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2017
FICO score:
Under 600	1.2%	3.2%	1.0%	4.9%
600 - 659	2.7	5.7	1.8	14.8
660 - 719	10.6	18.5	9.5	34.8
720 - 779	26.1	26.9	21.8	25.8
780 and over	59.4	45.7	65.9	19.7
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2016
FICO score:
Under 600	1.3%	3.4%	1.0%	4.9%
600 - 659	2.6	6.4	1.8	15.5
660 - 719	10.4	19.7	9.7	34.9
720 - 779	25.4	26.3	21.1	25.1
780 and over	60.3	44.2	66.4	19.6
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $59.2 million at June 30, 2017. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $7.4 million at June 30, 2017. Other performing restructured loans totaled $51.8 million at June 30, 2017. These include certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result the loans were classified as troubled debt restructurings. These commercial loans totaled $36.8 million at June 30, 2017. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $7.1 million at June 30, 2017. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At June 30, 2017, these loans totaled $7.6 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at June 30, 2017, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2017	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$34,088	$—
Real estate - construction and land	537	—
Real estate - business	7,710	—
Personal Banking:
Real estate - personal	3,995	353
Consumer	5,149	50
Revolving home equity	582	47
Consumer credit card	7,111	649
Total restructured loans	$59,172	$1,099

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $862 thousand on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $3.6 million at June 30, 2017 to lend additional funds to borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. The loans are primarily sold to FNMA, FHLMC, and GNMA. At June 30, 2017, the fair value of these loans was $14.1 million, and the unpaid principal balance was $13.6 million.

The Company also designates student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at June 30, 2017 totaled $7.9 million.

At June 30, 2017, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $515 thousand and $366 thousand at June 30, 2017 and December 31, 2016, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.4 million and $2.2 million at June 30, 2017 and December 31, 2016, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities

Investment securities, at fair value, consisted of the following at June 30, 2017 and December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016
Available for sale	$9,439,701	$9,649,203
Trading	22,291	22,225
Non-marketable	102,388	99,558
Total investment securities	$9,564,380	$9,770,986

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. The available for sale and the trading portfolios are carried at fair value. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $47.1 million at June 30, 2017 and $46.9 million at December 31, 2016. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $55.0 million at June 30, 2017 and $52.3 million at December 31, 2016. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2017 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$58,665	$58,829
After 1 but within 5 years	499,601	502,990
After 5 but within 10 years	318,318	318,212
After 10 years	35,444	32,524
Total U.S. government and federal agency obligations	912,028	912,555
Government-sponsored enterprise obligations:
Within 1 year	98,069	98,206
After 1 but within 5 years	336,302	335,723
After 10 years	12,493	12,356
Total government-sponsored enterprise obligations	446,864	446,285
State and municipal obligations:
Within 1 year	171,936	172,890
After 1 but within 5 years	643,200	654,145
After 5 but within 10 years	879,036	900,292
After 10 years	50,896	50,470
Total state and municipal obligations	1,745,068	1,777,797
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,604,217	2,620,198
Non-agency mortgage-backed securities	1,063,236	1,066,889
Asset-backed securities	2,249,399	2,250,426
Total mortgage and asset-backed securities	5,916,852	5,937,513
Other debt securities:
Within 1 year	13,387	13,389
After 1 but within 5 years	176,199	177,812
After 5 but within 10 years	125,910	126,503
Total other debt securities	315,496	317,704
Equity securities	5,463	47,847
Total available for sale investment securities	$9,341,771	$9,439,701

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $432.0 million, at fair value, at June 30, 2017. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $16.8 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates. Included in equity securities is common and preferred stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $47.7 million at June 30, 2017.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
U.S. government and federal agency obligations	$912,028	$5,575	$(5,048)	$912,555
Government-sponsored enterprise obligations	446,864	892	(1,471)	446,285
State and municipal obligations	1,745,068	34,717	(1,988)	1,777,797
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,604,217	29,780	(13,799)	2,620,198
Non-agency mortgage-backed securities	1,063,236	8,063	(4,410)	1,066,889
Asset-backed securities	2,249,399	5,725	(4,698)	2,250,426
Total mortgage and asset-backed securities	5,916,852	43,568	(22,907)	5,937,513
Other debt securities	315,496	2,745	(537)	317,704
Equity securities	5,463	42,384	—	47,847
Total	$9,341,771	$129,881	$(31,951)	$9,439,701
December 31, 2016
U.S. government and federal agency obligations	$919,904	$7,312	$(6,312)	$920,904
Government-sponsored enterprise obligations	450,448	1,126	(1,576)	449,998
State and municipal obligations	1,778,684	12,223	(12,693)	1,778,214
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,674,964	31,610	(20,643)	2,685,931
Non-agency mortgage-backed securities	1,054,446	7,686	(6,493)	1,055,639
Asset-backed securities	2,389,176	3,338	(11,213)	2,381,301
Total mortgage and asset-backed securities	6,118,586	42,634	(38,349)	6,122,871
Other debt securities	327,030	935	(2,012)	325,953
Equity securities	5,678	45,585	—	51,263
Total	$9,600,330	$109,815	$(60,942)	$9,649,203

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, cash flow analyses are prepared. For more complex analyses, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2017, the fair value of securities on this watch list was $68.9 million compared to $79.6 million at December 31, 2016.

As of June 30, 2017, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $30.3 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.3 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at June 30, 2017 included the following:

Significant Inputs	Range
Prepayment CPR	4%	-	25%
Projected cumulative default	14%	-	51%
Credit support	0%	-	38%
Loss severity	16%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Six Months Ended June 30
(In thousands)	2017	2016
Cumulative OTTI credit losses at January 1	$14,080	$14,129
Credit losses on debt securities for which impairment was not previously recognized	46	—
Credit losses on debt securities for which impairment was previously recognized	274	270
Increase in expected cash flows that are recognized over remaining life of security	(146)	(37)
Cumulative OTTI credit losses at June 30	$14,254	$14,362

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
U.S. government and federal agency obligations	$145,884	$5,048	$—	$—	$145,884	$5,048
Government-sponsored enterprise obligations	181,682	1,471	—	—	181,682	1,471
State and municipal obligations	168,613	1,365	13,761	623	182,374	1,988
Mortgage and asset-backed securities:
Agency mortgage-backed securities	959,777	13,795	1,720	4	961,497	13,799
Non-agency mortgage-backed securities	503,709	4,165	47,189	245	550,898	4,410
Asset-backed securities	795,526	2,606	234,619	2,092	1,030,145	4,698
Total mortgage and asset-backed securities	2,259,012	20,566	283,528	2,341	2,542,540	22,907
Other debt securities	65,547	500	1,463	37	67,010	537
Total	$2,820,738	$28,950	$298,752	$3,001	$3,119,490	$31,951
December 31, 2016
U.S. government and federal agency obligations	$349,538	$2,823	$32,208	$3,489	$381,746	$6,312
Government-sponsored enterprise obligations	190,441	1,576	—	—	190,441	1,576
State and municipal obligations	700,779	12,164	15,195	529	715,974	12,693
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,147,416	20,638	2,150	5	1,149,566	20,643
Non-agency mortgage-backed securities	688,131	6,373	34,946	120	723,077	6,493
Asset-backed securities	780,209	5,277	358,778	5,936	1,138,987	11,213
Total mortgage and asset-backed securities	2,615,756	32,288	395,874	6,061	3,011,630	38,349
Other debt securities	179,639	1,986	975	26	180,614	2,012
Total	$4,036,153	$50,837	$444,252	$10,105	$4,480,405	$60,942

The Company’s holdings of state and municipal obligations included gross unrealized losses of $2.0 million at June 30, 2017, of which $230 thousand related to auction rate securities. This portfolio totaled $1.8 billion at fair value, or 18.8% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and the Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2017	2016
Proceeds from sales of securities:
Available for sale	$4,972	$—
Non-marketable	1,580	2,071
Total proceeds	$6,552	$2,071

Investment securities gains (losses), net:
Available for sale:
Losses realized on called bonds	$(254)	$—
Losses realized on sales	(22)	—
Gains realized on donations	4,315	—
Other-than-temporary impairment recognized on debt securities	(320)	(270)
Non-marketable:
Gains realized on sales	642	2,260
Losses realized on sales	(652)	—
Fair value adjustments, net	(2,830)	(3,729)
Total gains (losses), net	$879	$(1,739)

At June 30, 2017, securities totaling $3.9 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $719.8 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2017				December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(27,914)	$—	$3,356	$31,270	$(27,429)	$—	$3,841
Mortgage servicing rights	6,637	(2,975)	(16)	3,646	5,672	(2,782)	(22)	2,868
Total	$37,907	$(30,889)	$(16)	$7,002	$36,942	$(30,211)	$(22)	$6,709

Aggregate amortization expense on intangible assets was $330 thousand and $399 thousand for the three month periods ended June 30, 2017 and 2016, respectively, and $678 thousand and $794 thousand for the six month periods ended June 30, 2017 and 2016, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2017. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2017	$1,141
2018	1,091
2019	917
2020	765
2021	651

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2017 is as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2017	$138,921	$3,841	$2,868
Originations	—	—	965
Amortization	—	(485)	(193)
Impairment reversal	—	—	6
Balance June 30, 2017	$138,921	$3,356	$3,646

Goodwill allocated to the Company’s operating segments at June 30, 2017 and December 31, 2016 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2017, that net liability was $2.1 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $338.8 million at June 30, 2017.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2017, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At June 30, 2017, the fair value of the Company's guarantee liabilities for RPAs was $139 thousand, and the notional amount of the underlying swaps was $75.3 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
Service cost - benefits earned during the period	$128	$138	$257	$271
Interest cost on projected benefit obligation	973	1,005	1,946	1,972
Expected return on plan assets	(1,438)	(1,439)	(2,876)	(2,876)
Amortization of prior service cost	(68)	(67)	(136)	(135)
Amortization of unrecognized net loss	617	642	1,234	1,293
Net periodic pension cost	$212	$279	$425	$525

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first six months of 2017, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2017.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2017	2016	2017	2016
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$78,960	$69,893	$150,464	$135,267
Less preferred stock dividends	2,250	2,250	4,500	4,500
Net income available to common shareholders	$76,710	$67,643	145,964	130,767
Less income allocated to nonvested restricted stock	943	940	1,888	1,834
Net income allocated to common stock	$75,767	$66,703	$144,076	$128,933
Weighted average common shares outstanding	100,555	100,151	100,463	100,247
Basic income per common share	$.75	$.67	$1.43	$1.29
Diluted income per common share:
Net income available to common shareholders	$76,710	$67,643	$145,964	$130,767
Less income allocated to nonvested restricted stock	941	938	1,883	1,831
Net income allocated to common stock	$75,769	$66,705	$144,081	$128,936
Weighted average common shares outstanding	100,555	100,151	100,463	100,247
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	344	261	370	245
Weighted average diluted common shares outstanding	100,899	100,412	100,833	100,492
Diluted income per common share	$.75	$.66	$1.43	$1.28

Unexercised stock appreciation rights of 126 thousand and 208 thousand were excluded in the computation of diluted income per common share for the six month periods ended June 30, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.
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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2017	$2,975	$27,328	$(19,328)	$10,975
Other comprehensive income (loss) before reclassifications	(44)	53,072	—	53,028
Amounts reclassified from accumulated other comprehensive income	320	(4,293)	1,098	(2,875)
Current period other comprehensive income, before tax	276	48,779	1,098	50,153
Income tax expense	(105)	(18,536)	(417)	(19,058)
Current period other comprehensive income, net of tax	171	30,243	681	31,095
Transfer of unrealized gain on securities for which impairment was not previously recognized	24	(24)	—	—
Balance June 30, 2017	$3,170	$57,547	$(18,647)	$42,070
Balance January 1, 2016	$3,316	$49,750	$(20,596)	$32,470
Other comprehensive income (loss) before reclassifications	(911)	163,925	—	163,014
Amounts reclassified from accumulated other comprehensive income	270	—	1,158	1,428
Current period other comprehensive income (loss), before tax	(641)	163,925	1,158	164,442
Income tax (expense) benefit	243	(62,291)	(440)	(62,488)
Current period other comprehensive income (loss), net of tax	(398)	101,634	718	101,954
Balance June 30, 2016	$2,918	$151,384	$(19,878)	$134,424
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

9. Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 180 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  Residential mortgage origination, sales and servicing functions are included in this consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment.  The Commercial segment provides corporate lending, leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment includes both merchant and commercial bank card products. It also includes the Capital Markets Group which sells fixed income securities and provides safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2017
Net interest income	$69,274	$81,718	$11,933	$162,925	$19,882	$182,807
Provision for loan losses	(10,802)	111	24	(10,667)	(91)	(10,758)
Non-interest income	34,459	49,746	38,851	123,056	28	123,084
Investment securities gains, net	—	—	—	—	1,651	1,651
Non-interest expense	(73,603)	(74,054)	(29,446)	(177,103)	(7,491)	(184,594)
Income before income taxes	$19,328	$57,521	$21,362	$98,211	$13,979	$112,190
Six Months Ended June 30, 2017
Net interest income	$136,628	$161,505	$23,771	$321,904	$39,176	$361,080
Provision for loan losses	(20,464)	624	1	(19,839)	(2,047)	(21,886)
Non-interest income	66,017	96,879	76,557	239,453	697	240,150
Investment securities gains, net	—	—	—	—	879	879
Non-interest expense	(145,126)	(147,839)	(59,795)	(352,760)	(18,664)	(371,424)
Income before income taxes	$37,055	$111,169	$40,534	$188,758	$20,041	$208,799
Three Months Ended June 30, 2016
Net interest income	$67,227	$77,249	$10,947	$155,423	$16,406	$171,829
Provision for loan losses	(8,775)	1,468	(9)	(7,316)	(1,900)	(9,216)
Non-interest income	33,038	48,289	36,618	117,945	(1,375)	116,570
Investment securities losses, net	—	—	—	—	(744)	(744)
Non-interest expense	(70,522)	(70,637)	(28,356)	(169,515)	(7,574)	(177,089)
Income before income taxes	$20,968	$56,369	$19,200	$96,537	$4,813	$101,350
Six Months Ended June 30, 2016
Net interest income	$133,791	$153,266	$21,822	$308,879	$26,725	$335,604
Provision for loan losses	(17,500)	1,487	(115)	(16,128)	(2,527)	(18,655)
Non-interest income	62,935	99,408	71,020	233,363	2,231	235,594
Investment securities losses, net	—	—	—	—	(1,739)	(1,739)
Non-interest expense	(139,526)	(140,250)	(56,944)	(336,720)	(17,842)	(354,562)
Income before income taxes	$39,700	$113,911	$35,783	$189,394	$6,848	$196,242

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

(In thousands)	June 30, 2017	December 31, 2016
Interest rate swaps	$1,693,637	$1,685,099
Interest rate caps	32,890	59,379
Credit risk participation agreements	118,081	121,514
Foreign exchange contracts	5,556	4,046
Mortgage loan commitments	29,429	12,429
Mortgage loan forward sale contracts	1,026	6,626
Forward TBA contracts	43,000	15,000
Total notional amount	$1,923,619	$1,904,093

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

	Asset Derivatives		Liability Derivatives
	June 30, 2017	Dec. 31, 2016	June 30, 2017	Dec. 31, 2016
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$10,887	$12,987	$(5,987)	$(12,987)
Interest rate caps	34	78	(34)	(78)
Credit risk participation agreements	58	65	(139)	(156)
Foreign exchange contracts	39	66	(53)	(4)
Mortgage loan commitments	872	355	—	(6)
Mortgage loan forward sale contracts	—	—	—	(63)
Forward TBA contracts	137	15	(34)	(45)
Total	$12,027	$13,566	$(6,247)	$(13,339)

Due to rule changes by the Company's clearing counterparty effective January 2017, collateral previously recorded in "other assets" has been reclassified and offset against the fair values of cleared swaps, such that at June 30, 2017, the positive fair values of cleared swaps were reduced by $2.4 million and the negative fair values of cleared swaps were reduced by $7.3 million, as reflected in the table above.

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2017	2016	2017	2016
Derivative instruments:
Interest rate swaps	Other non-interest income	$456	$769	$599	$2,995
Credit risk participation agreements	Other non-interest income	1	(23)	11	(58)
Foreign exchange contracts	Other non-interest income	(55)	57	(75)	8
Mortgage loan commitments	Loan fees and sales	(32)	19	522	527
Mortgage loan forward sale contracts	Loan fees and sales	(4)	1	62	—
Forward TBA contracts	Loan fees and sales	(160)	(397)	(258)	(726)
Total		$206	$426	$861	$2,746

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
June 30, 2017
Assets:
Derivatives subject to master netting agreements	$11,088	$—	$11,088	$(514)	$—	$10,574
Derivatives not subject to master netting agreements	939	—	939
Total derivatives	12,027	—	12,027
Liabilities:
Derivatives subject to master netting agreements	$6,066	$—	$6,066	$(514)	$(1,710)	$3,842
Derivatives not subject to master netting agreements	181	—	181
Total derivatives	6,247	—	6,247
December 31, 2016
Assets:
Derivatives subject to master netting agreements	$13,111	$—	$13,111	$(3,391)	$—	$9,720
Derivatives not subject to master netting agreements	455	—	455
Total derivatives	13,566	—	13,566
Liabilities:
Derivatives subject to master netting agreements	$13,124	$—	$13,124	$(3,391)	$(5,292)	$4,441
Derivatives not subject to master netting agreements	215	—	215
Total derivatives	13,339	—	13,339

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $700.0 million at June 30, 2017 and $550.0 million at December 31, 2016. At June 30, 2017, the Company had posted collateral of $718.1 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $724.4 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
June 30, 2017
Total resale agreements, subject to master netting arrangements	$1,325,000	$(700,000)	$625,000	$—	$(625,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,702,934	(700,000)	1,002,934	—	(1,002,934)	—
December 31, 2016
Total resale agreements, subject to master netting arrangements	$1,275,000	$(550,000)	$725,000	$—	$(725,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,221,065	(550,000)	1,671,065	—	(1,671,065)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2017 and December 31, 2016, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2017
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$330,173	$1,728	$450,000	$781,901
Government-sponsored enterprise obligations	180,496	—	—	180,496
Agency mortgage-backed securities	379,441	70,325	200,000	649,766
Asset-backed securities	10,771	80,000	—	90,771
Total repurchase agreements, gross amount recognized	$900,881	$152,053	$650,000	$1,702,934
December 31, 2016
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$294,600	$—	$300,000	$594,600
Government-sponsored enterprise obligations	147,694	—	3,237	150,931
Agency mortgage-backed securities	693,851	24,380	252,473	970,704
Asset-backed securities	474,830	30,000	—	504,830
Total repurchase agreements, gross amount recognized	$1,610,975	$54,380	$555,710	$2,221,065

12. Stock-Based Compensation

The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.1 million and $2.9 million in the three months ended June 30, 2017 and 2016, respectively, and $6.2 million and $6.3 million in the six months ended June 30, 2017 and 2016, respectively.

The Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on January 1, 2017. The Company elected to change its method of accounting for forfeitures, as allowed by this guidance. In 2016 and prior years, accruals of compensation cost were reduced by an estimate of awards not expected to vest and further adjusted when actual forfeitures occurred. In 2017 and subsequent years, forfeitures will be accounted for when they occur and recognized in compensation cost at that time. The effect of this change, which was recognized as a cumulative-effect adjustment on January 1, 2017, increased equity and increased deferred tax assets by approximately $1.3 million. ASU 2016-09 also changed the classification of excess tax benefits and deficiencies arising from stock-based payment transactions, resulting in reductions in income tax expense of $4.5 million in the first quarter of 2017 and $1.6 million in the second quarter of 2017.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2017, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	1,392,451	$34.67
Granted	233,520	57.32
Vested	(394,130)	30.79
Forfeited	(9,388)	38.78
Nonvested at June 30, 2017	1,222,453	$40.22

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

Weighted per share average fair value at grant date	$12.54
Assumptions:
Dividend yield	1.6%
Volatility	21.1%
Risk-free interest rate	2.4%
Expected term	7.0 years

A summary of SAR activity during the first six months of 2017 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,324,954	$34.53
Granted	165,592	57.53
Forfeited	(4,182)	42.82
Expired	(797)	36.22
Exercised	(263,503)	30.58
Outstanding at June 30, 2017	1,222,064	$38.47	6.5 years	$22,583

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the June 30, 2017 and December 31, 2016 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2017 or the year ended December 31, 2016.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Assets:
Residential mortgage loans held for sale	$14,118	$—	$14,118	$—
Available for sale securities:
U.S. government and federal agency obligations	912,555	912,555	—	—
Government-sponsored enterprise obligations	446,285	—	446,285	—
State and municipal obligations	1,777,797	—	1,760,972	16,825
Agency mortgage-backed securities	2,620,198	—	2,620,198	—
Non-agency mortgage-backed securities	1,066,889	—	1,066,889	—
Asset-backed securities	2,250,426	—	2,250,426	—
Other debt securities	317,704	—	317,704	—
Equity securities	47,847	21,156	26,691	—
Trading securities	22,291	—	22,291	—
Private equity investments	53,557	—	—	53,557
Derivatives *	12,027	—	11,097	930
Assets held in trust for deferred compensation plan	11,893	11,893	—	—
Total assets	9,553,587	945,604	8,536,671	71,312
Liabilities:
Derivatives *	6,247	—	6,108	139
Liabilities held in trust for deferred compensation plan	11,893	11,893	—	—
Total liabilities	$18,140	$11,893	$6,108	$139
December 31, 2016
Assets:
Residential mortgage loans held for sale	$9,263	$—	$9,263	$—
Available for sale securities:
U.S. government and federal agency obligations	920,904	920,904	—	—
Government-sponsored enterprise obligations	449,998	—	449,998	—
State and municipal obligations	1,778,214	—	1,761,532	16,682
Agency mortgage-backed securities	2,685,931	—	2,685,931	—
Non-agency mortgage-backed securities	1,055,639	—	1,055,639	—
Asset-backed securities	2,381,301	—	2,381,301	—
Other debt securities	325,953	—	325,953	—
Equity securities	51,263	24,967	26,296	—
Trading securities	22,225	—	22,225	—
Private equity investments	50,820	—	—	50,820
Derivatives *	13,566	—	13,146	420
Assets held in trust for deferred compensation plan	10,261	10,261	—	—
Total assets	9,755,338	956,132	8,731,284	67,922
Liabilities:
Derivatives *	13,339	—	13,177	162
Liabilities held in trust for deferred compensation plan	10,261	10,261	—	—
Total liabilities	$23,600	$10,261	$13,177	$162
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2017
Balance March 31, 2017	$17,083	$52,800	$822	$70,705
Total gains or losses (realized/unrealized):
Included in earnings	—	48	(31)	17
Included in other comprehensive income *	319	—	—	319
Investment securities called	(600)	—	—	(600)
Discount accretion	23	—	—	23
Purchases of private equity investments	—	2,259	—	2,259
Sale/pay down of private equity investments	—	(1,550)	—	(1,550)
Balance June 30, 2017	$16,825	$53,557	$791	$71,173
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2017	$—	$48	$872	$920
For the six months ended June 30, 2017
Balance January 1, 2017	$16,682	$50,820	$258	$67,760
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,830)	533	(2,297)
Included in other comprehensive income *	710	—	—	710
Investment securities called	(600)	—	—	(600)
Discount accretion	33	—	—	33
Purchases of private equity investments	—	7,084	—	7,084
Sale/pay down of private equity investments	—	(1,550)	—	(1,550)
Capitalized interest/dividends	—	33	—	33
Balance June 30, 2017	$16,825	$53,557	$791	$71,173
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2017	$—	$(2,655)	$882	$(1,773)
For the three months ended June 30, 2016
Balance March 31, 2016	$17,209	$67,432	$506	$85,147
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,810)	(4)	(2,814)
Included in other comprehensive income *	401	—	—	401
Discount accretion	69	—	—	69
Purchases of private equity investments	—	575	—	575
Sale/pay down of private equity investments	—	(2,398)	—	(2,398)
Capitalized interest/dividends	—	14	—	14
Balance June 30, 2016	$17,679	$62,813	$502	$80,994
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2016	$—	$(2,810)	$767	$(2,043)
For the six months ended June 30, 2016
Balance January 1, 2016	$17,195	$63,032	$69	$80,296
Total gains or losses (realized/unrealized):
Included in earnings	—	(3,724)	469	(3,255)
Included in other comprehensive income *	502	—	—	502
Investment securities called	(100)	—	—	(100)
Discount accretion	82	—	—	82
Purchases of private equity investments	—	5,841	—	5,841
Sale/pay down of private equity investments	—	(2,398)	—	(2,398)
Capitalized interest/dividends	—	62	—	62
Sale of risk participation agreement	—	—	(36)	(36)
Balance June 30, 2016	$17,679	$62,813	$502	$80,994
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2016	$—	$(3,724)	$732	$(2,992)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2017
Total gains or losses included in earnings	$(32)	$1	$48	$17
Change in unrealized gains or losses relating to assets still held at June 30, 2017	$871	$1	$48	$920
For the six months ended June 30, 2017
Total gains or losses included in earnings	$522	$11	$(2,830)	$(2,297)
Change in unrealized gains or losses relating to assets still held at June 30, 2017	$871	$11	$(2,655)	$(1,773)
For the three months ended June 30, 2016
Total gains or losses included in earnings	$19	$(23)	$(2,810)	$(2,814)
Change in unrealized gains or losses relating to assets still held at June 30, 2016	$790	$(23)	$(2,810)	$(2,043)
For the six months ended June 30, 2016
Total gains or losses included in earnings	$527	$(58)	$(3,724)	$(3,255)
Change in unrealized gains or losses relating to assets still held at June 30, 2016	$790	$(58)	$(3,724)	$(2,992)

Level 3 Inputs

The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $16.8 million at June 30, 2017, while private equity investments, included in non-marketable securities, totaled $53.6 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	2.8%	-	3.1%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.8
Mortgage loan commitments	Discounted cash flow	Probability of funding	53.0%	-	99.3%	80.2%
		Embedded servicing value	(.2)%	-	2.2%	1.0%

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first six months of 2017 and 2016, and still held as of June 30, 2017 and 2016, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2017 and 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2017
Collateral dependent impaired loans	$2,044	$—	$—	$2,044	$(550)
Mortgage servicing rights	3,646	—	—	3,646	6
Foreclosed assets	75	—	—	75	(58)
Long-lived assets	1,834	—	—	1,834	(343)

June 30, 2016
Collateral dependent impaired loans	$5,001	$—	$—	$5,001	$(1,491)
Mortgage servicing rights	2,191	—	—	2,191	(2)
Foreclosed assets	28	—	—	28	(10)
Long-lived assets	1,871	—	—	1,871	(956)

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	June 30, 2017		December 31, 2016
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,852,408	$4,866,125	$4,776,365	$4,787,469
Real estate - construction and land	Level 3	848,152	859,171	791,236	800,426
Real estate - business	Level 3	2,727,349	2,740,841	2,643,374	2,658,093
Real estate - personal	Level 3	2,009,203	2,022,671	2,010,397	2,005,227
Consumer	Level 3	2,038,514	2,021,537	1,990,801	1,974,784
Revolving home equity	Level 3	403,387	404,177	413,634	414,499
Consumer credit card	Level 3	740,865	754,763	776,465	794,856
Overdrafts	Level 3	6,714	6,714	10,464	10,464
Loans held for sale	Level 2	22,002	22,002	14,456	14,456
Investment securities:
Available for sale	Level 1	933,711	933,711	945,871	945,871
Available for sale	Level 2	8,489,165	8,489,165	8,686,650	8,686,650
Available for sale	Level 3	16,825	16,825	16,682	16,682
Trading	Level 2	22,291	22,291	22,225	22,225
Non-marketable	Level 3	102,388	102,388	99,558	99,558
Federal funds sold	Level 1	16,520	16,520	15,470	15,470
Securities purchased under agreements to resell	Level 3	625,000	628,148	725,000	728,179
Interest earning deposits with banks	Level 1	80,860	80,860	272,275	272,275
Cash and due from banks	Level 1	433,747	433,747	494,690	494,690
Derivative instruments	Level 2	11,097	11,097	13,146	13,146
Derivative instruments	Level 3	930	930	420	420
Assets held in trust for deferred compensation plan	Level 1	11,893	11,893	10,261	10,261
Financial Liabilities
Non-interest bearing deposits	Level 1	$7,314,506	$7,314,506	$7,429,398	$7,429,398
Savings, interest checking and money market deposits	Level 1	11,427,615	11,427,615	11,430,789	11,430,789
Time open and certificates of deposit	Level 3	2,083,541	2,075,563	2,240,908	2,235,218
Federal funds purchased	Level 1	253,510	253,510	52,840	52,840
Securities sold under agreements to repurchase	Level 3	1,002,934	1,003,183	1,671,065	1,671,227
Other borrowings	Level 3	101,903	102,907	102,049	104,298
Derivative instruments	Level 2	6,108	6,108	13,177	13,177
Derivative instruments	Level 3	139	139	162	162
Liabilities held in trust for deferred compensation plan	Level 1	11,893	11,893	10,261	10,261

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

The Company has been in ongoing discussions with the U.S. Department of Labor concerning an investigation involving ERISA regulations related to a managed trust account. The investigation concluded in a non-material settlement between the Company and the U.S. Department of Labor during July 2017.

The Company has various other legal proceedings pending at June 30, 2017, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2016 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2017	2016		2017	2016
Per Share Data
Net income per common share — basic	$.75	$.67	*	$1.43	$1.29	*
Net income per common share — diluted	.75	.66	*	1.43	1.28	*
Cash dividends on common stock	.225	.214	*	.450	.429	*
Book value per common share				24.44	23.49	*
Market price				56.83	45.62	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	65.25%	63.45%		64.82%	63.13%
Non-interest bearing deposits to total deposits	34.03	33.83		34.25	34.13
Equity to loans (1)	19.26	19.15		19.00	19.15
Equity to deposits	12.57	12.15		12.32	12.09
Equity to total assets	10.42	10.13		10.23	9.99
Return on total assets	1.26	1.15		1.21	1.11
Return on common equity	12.48	11.69		12.12	11.44
(Based on end-of-period data)
Non-interest income to revenue (2)	40.24	40.42		39.94	41.25
Efficiency ratio (3)	60.24	61.27		61.67	61.93
Tier I common risk-based capital ratio				12.28	11.50
Tier I risk-based capital ratio				13.05	12.29
Total risk-based capital ratio				14.00	13.23
Tangible common equity to tangible assets ratio (4)				9.37	9.09
Tier I leverage ratio				9.87	9.36

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

	June 30
(Dollars in thousands)	2017	2016
Total equity	$2,628,207	$2,526,821
Less non-controlling interest	4,324	4,905
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	3,356	4,370
Total tangible common equity (a)	$2,336,822	$2,233,841
Total assets	$25,078,843	$24,709,693
Less goodwill	138,921	138,921
Less core deposit premium	3,356	4,370
Total tangible assets (b)	$24,936,566	$24,566,402
Tangible common equity to tangible assets ratio (a)/(b)	9.37%	9.09%

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2017	2016	% change	2017	2016	% change
Net interest income	$182,807	$171,829	6.4%	$361,080	$335,604	7.6%
Provision for loan losses	(10,758)	(9,216)	16.7	(21,886)	(18,655)	17.3
Non-interest income	123,084	116,570	5.6	240,150	235,594	1.9
Investment securities gains (losses), net	1,651	(744)	N.M.	879	(1,739)	N.M.
Non-interest expense	(184,594)	(177,089)	4.2	(371,424)	(354,562)	4.8
Income taxes	(33,201)	(31,542)	5.3	(58,108)	(60,912)	(4.6)
Non-controlling interest (expense) income	(29)	85	N.M.	(227)	(63)	N.M.
Net income attributable to Commerce Bancshares, Inc.	78,960	69,893	13.0	150,464	135,267	11.2
Preferred stock dividends	(2,250)	(2,250)	—	(4,500)	(4,500)	—
Net income available to common shareholders	$76,710	$67,643	13.4%	$145,964	$130,767	11.6%

For the quarter ended June 30, 2017, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $79.0 million, an increase of $9.1 million, or 13.0%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.26%, the annualized return on average common equity was 12.48% and the efficiency ratio was 60.24%. Diluted earnings per common share was $.75, an increase of 13.6% compared to $.66 per share in the second quarter of 2016 and an increase of 10.3% compared to $.68 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $11.0 million, or 6.4%, mainly due to growth of $13.1 million in interest income on loans, partly offset by an increase of $2.6 million in deposits and borrowings interest expense. The provision for loan losses totaled $10.8 million for the current quarter, representing an increase of $1.5 million over the second quarter of 2016. Non-interest income increased $6.5 million, or 5.6%, compared to the second quarter of 2016, mainly due to combined growth of $5.3 million in trust, deposit and loan fee income, in addition to current quarter gains of $1.7 million on sales of branch properties and equipment leased by customers. Non-interest expense increased $7.5 million, or 4.2%, over the second quarter of 2016 primarily due to increases in salaries and benefits and the contribution of $2.3 million in appreciated securities to a related foundation. A $2.2 million securities gain was recorded on the transaction, resulting in a pre-tax loss of $97 thousand and tax benefits of $873 thousand. The Company made a similar contribution to the foundation in the first quarter of 2017 and intends to make similar contributions in subsequent quarters this year.

Net investment securities gains totaled $1.7 million in the current quarter and $879 thousand in the first six months of 2017. Gains resulting from the securities donations were $2.2 million in both the first and second quarters of 2017, partly offset by losses in fair value on private equity securities of $2.8 million in the six month period.

Net income for the first six months of 2017 was $150.5 million, an increase of $15.2 million, or 11.2%, over the same period last year. Diluted earnings per common share was $1.43, an increase of 11.7% compared to $1.28 per share in the same period last year. For the first six months of 2017, the annualized return on average assets was 1.21%, the annualized return on average common equity was 12.12%, and the efficiency ratio was 61.67%. Net interest income increased $25.5 million, or 7.6%, over the same period last year. This growth was largely due to increases of $22.1 million in loan interest income and $6.7 million in investment securities interest income, offset by a $3.9 million increase in deposits and borrowings interest expense. The provision for loan losses was $21.9 million for the first six months of 2017, up $3.2 million over the same period last year. Non-interest income increased $4.6 million, or 1.9%, over the first six months of last year due to growth in trust, deposit and loan fees. Non-interest expense increased $16.9 million, or 4.8%, due to higher salaries and benefits expense of $9.5 million, in addition to securities contributions of $4.5 million, as mentioned above.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2017 vs. 2016			Six Months Ended June 30, 2017 vs. 2016
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$978	$3,766	$4,744	$3,934	$5,303	$9,237
Real estate - construction and land	631	1,836	2,467	1,888	2,488	4,376
Real estate - business	2,870	415	3,285	5,282	(242)	5,040
Real estate - personal	919	(144)	775	1,878	(431)	1,447
Consumer	662	735	1,397	1,047	689	1,736
Revolving home equity	(121)	256	135	(332)	348	16
Consumer credit card	(192)	713	521	(315)	984	669
Overdrafts	—	—	—	—	—	—
Total interest on loans	5,747	7,577	13,324	13,382	9,139	22,521
Loans held for sale	(442)	13	(429)	(388)	20	(368)
Investment securities:
U.S. government and federal agency securities	1,843	(2,159)	(316)	2,023	1,682	3,705
Government-sponsored enterprise obligations	(1,632)	(1,601)	(3,233)	(3,279)	(1,916)	(5,195)
State and municipal obligations	70	50	120	651	(106)	545
Mortgage-backed securities	1,846	(36)	1,810	3,862	(790)	3,072
Asset-backed securities	(153)	1,596	1,443	(776)	2,904	2,128
Other securities	(360)	906	546	(835)	4,516	3,681
Total interest on investment securities	1,614	(1,244)	370	1,646	6,290	7,936
Federal funds sold and short-term securities purchased under
agreements to resell	2	16	18	(9)	26	17
Long-term securities purchased under agreements to resell	(648)	978	330	(1,159)	1,807	648
Interest earning deposits with banks	17	194	211	2	336	338
Total interest income	6,290	7,534	13,824	13,474	17,618	31,092
Interest expense:
Deposits:
Savings	12	4	16	23	11	34
Interest checking and money market	109	669	778	258	908	1,166
Time open & C.D.'s of less than $100,000	(66)	31	(35)	(132)	(1)	(133)
Time open & C.D.'s of $100,000 and over	(184)	659	475	76	1,176	1,252
Total interest on deposits	(129)	1,363	1,234	225	2,094	2,319
Federal funds purchased and securities sold under
agreements to repurchase	89	1,224	1,313	67	1,897	1,964
Other borrowings	(17)	21	4	(1,254)	893	(361)
Total interest expense	(57)	2,608	2,551	(962)	4,884	3,922
Net interest income, tax equivalent basis	$6,347	$4,926	$11,273	$14,436	$12,734	$27,170

Net interest income in the second quarter of 2017 was $182.8 million, an increase of $11.0 million over the second quarter of 2016. On a tax equivalent (T/E) basis, net interest income totaled $190.9 million in the second quarter of 2017, up $11.3 million over the same period last year and up $3.5 million over the previous quarter.  The increase in net interest income compared to the second quarter of 2016 was mainly due to higher interest income on loans (T/E) of $13.3 million. The increase in interest on loans was a result of higher loan yields on nearly all loan products, especially commercial loans, many of which have variable rates.

Interest income on investment securities (T/E) increased $370 thousand over the second quarter of 2016, mainly due to higher interest income earned on mortgage-backed and asset-backed securities. Securities interest also includes inflation-related interest on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS), which is tied to the Consumer Price Index. Interest income related to TIPS increased $2.5 million in the first six months of 2017 compared to the same period in 2016, and totaled $2.9 million in the current quarter and $3.7 million in the second quarter of 2016.  The Company's net yield on earning assets (T/E) was 3.19% in the current quarter compared to 3.11% in the second quarter of 2016.

Total interest income (T/E) increased $13.8 million over the second quarter of 2016. Interest income on loans (T/E) was $136.8 million during the second quarter of 2017, and increased $13.3 million, or 10.8%, over the same quarter last year. The increase was due to growth of $669.4 million, or 5.2%, in average loan balances, and an increase of 20 basis points in average rates earned. Most of the increase in interest income occurred in the business, construction, and business real estate loan categories. The largest increase to interest income occurred in business loan interest, which grew $4.7 million due to higher average balances of $136.0 million, or 2.9%, coupled with a 31 basis point increase in the average rate earned. Construction loan interest grew $2.5 million, as average balances increased $73.2 million, or 9.3%, and the average rate earned increased 84 basis points. Business real estate loan interest increased $3.3 million due to an increase in average balances of $312.0 million, or 13.1%, with an increase of five basis points in the average rate earned. Interest on consumer loans increased $1.4 million over the same period last year as the average rate increased 14 basis points, coupled with a $69.8 million increase in average balances.

Interest income on investment securities (T/E) was $60.5 million during the second quarter of 2017, which was an increase of $370 thousand over the same quarter last year. The increase resulted mainly from increased earnings on mortgage-backed and asset-backed securities, partly offset by lower TIPS interest of $869 thousand and lower interest earned on government-sponsored enterprise obligations. Higher interest on mortgage-backed securities of $1.8 million resulted from an increase of $313.7 million in average balances. Interest income on asset-backed securities grew $1.4 million mainly due to a 27 basis point increase in the average rate earned. Partly offsetting these increases was a $3.2 million decline in interest income on government-sponsored enterprise obligations, which was partly the result of early maturity calls on certain securities in the second quarter of 2016. The average balance of government-sponsored enterprise obligations decreased $216.0 million and the average rate earned decreased 144 basis points. During the current quarter and the same quarter last year, adjustments to premium amortization expense, due to changes in prepayment speeds on various mortgage and asset-backed securities, were not significant. The average balance of the total investment portfolio (excluding unrealized fair value adjustments) was $9.6 billion in the second quarter of 2017, compared to $9.4 billion in the second quarter of 2016.

Interest income on long-term securities purchased under agreements to resell increased $330 thousand over the second quarter of 2016, due to an increase in the average rate earned of 58 basis points, partly offset by lower balances invested of $159.3 million.

The average tax equivalent yield on total interest earning assets was 3.37% in the second quarter of 2017, up from 3.25% in the second quarter of 2016.

Total interest expense increased $2.6 million compared to the second quarter of 2016, due to a $1.2 million increase in interest expense on interest bearing deposits and a $1.3 million increase in interest expense on borrowings. The increase in deposit expense resulted mainly from an increase of three basis points in the overall average rate paid on deposits. Interest expense on C.D.'s of $100,000 and over rose $475 thousand due to a 17 basis point increase in average rates paid, but was partly offset by lower average balances of $125.9 million. In addition, interest expense on interest checking and money market accounts increased $778 thousand, as average balances increased $379.1 million and average rates paid rose slightly. Interest expense on borrowings increased due to higher rates paid on customer repurchase agreements and overnight federal funds purchased. The overall average rate incurred on all interest bearing liabilities was .29% and .22% in the second quarters of 2017 and 2016, respectively.

Net interest income (T/E) for the first six months of 2017 was $378.2 million compared to $351.0 million for the same period in 2016. For the first six months of 2017, the net interest margin was 3.16% compared to 3.03% for the first six months of 2016.

Total interest income (T/E) for the first six months of 2017 increased $31.1 million over the same period last year, due to higher interest income on loans and investment securities. Loan interest income (T/E) rose $22.5 million due to an $803.8 million, or 6.3%, increase in total average loan balances and a 12 basis point increase in the average rate earned. Most of the increase in loan interest occurred in the business, business real estate and construction loan categories. The growth in interest income of $7.9 million on investment securities (T/E) was mainly due to a $163.4 million increase in average balances coupled with a 13 basis point increase in the average rate earned. Increased earnings were recorded for U.S. government and federal agency securities due to higher TIPS interest of $2.5 million, while interest earned on non-marketable investments rose $3.8 million partly due to one-time interest receipts of $2.7 million on a private equity investment in the first quarter of 2017. Other increases in interest income occurred in mortgage-backed and asset-backed securities, which grew $3.1 million and $2.1 million, respectively. These increases were partly offset by lower interest earned on government-sponsored enterprise obligations of $5.2 million, which saw declines in average balances and rates earned. Interest income on long-term resell agreements grew $648 thousand due to higher average rates earned, partly offset by lower average balances.

Total interest expense for the first six months of 2017 increased $3.9 million compared to last year. Interest expense on interest bearing deposits increased $2.3 million, mainly due to a three basis point increase in the overall average rate paid. The overall rate increase included an increase of 15 basis points in rates paid on C.D.'s of $100,000 and over, in addition to a slight increase in rates paid on interest checking and money market account balances. Interest expense on borrowings also increased $1.6 million, mainly due to higher rates paid on federal funds purchased and repurchase agreements. Interest expense on FHLB borrowings declined $404 thousand, mainly due to lower average balances, partly offset by higher rates paid. The overall cost of total interest bearing liabilities increased to .27% compared to .22% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2017	2016	% change	2017	2016	% change
Bank card transaction fees	$44,999	$45,065	(.1)%	$88,203	$89,535	(1.5)%
Trust fees	33,120	30,241	9.5	65,134	59,484	9.5
Deposit account charges and other fees	22,861	21,328	7.2	44,803	42,019	6.6
Capital market fees	2,156	2,500	(13.8)	4,498	5,225	(13.9)
Consumer brokerage services	3,726	3,491	6.7	7,375	7,000	5.4
Loan fees and sales	4,091	3,196	28.0	7,259	5,706	27.2
Other	12,131	10,749	12.9	22,878	26,625	(14.1)
Total non-interest income	$123,084	$116,570	5.6%	$240,150	$235,594	1.9%
Non-interest income as a % of total revenue*	40.2%	40.4%		39.9%	41.2%
* Total revenue includes net interest income and non-interest income.

For the second quarter of 2017, total non-interest income amounted to $123.1 million compared with $116.6 million in the same quarter last year, which was an increase of $6.5 million, or 5.6%. The increase was mainly due to growth in trust, deposit and loan fee income, coupled with gains on sales of several branch properties and equipment leased to customers.

Bank card transaction fees for the current quarter decreased slightly from the same quarter last year, mainly due to a decline in merchant fees of $614 thousand, offset by growth of 2.9% in both debit and credit card fees. Commercial card fees increased slightly over the same quarter last year. The table below is a summary of bank card transaction fees for the three and six month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2017	2016	% change	2017	2016	% change
Debit card fees	$10,326	$10,032	2.9%	$19,967	$19,417	2.8%
Credit card fees	6,482	6,302	2.9	12,223	11,947	2.3
Merchant fees	6,297	6,911	(8.9)	12,139	14,029	(13.5)
Corporate card fees	21,894	21,820.3		43,874	44,142	(.6)
Total bank card transaction fees	$44,999	$45,065	(.1)%	$88,203	$89,535	(1.5)%

Trust fees for the quarter increased $2.9 million, or 9.5%, over the same quarter last year, resulting mainly from continued growth in private client trust fees, which were up $2.0 million, or 9.0%. Deposit account fees increased $1.5 million, or 7.2%, over the same quarter last year, as deposit account service charges increased $895 thousand, or 17.8%, while overdraft and return item fees and corporate cash management fees increased 4.8% and 3.3%, respectively. Consumer brokerage fees grew $235 thousand, while capital market fees declined $344 thousand on lower sales demand. Loan fees and sales increased $895 thousand, or 28.0%, this quarter mainly due to higher mortgage banking revenue related to the Company's fixed rate residential mortgage sale program. Other non-interest income increased $1.4 million compared to the same quarter last year. This increase was mainly the result of current quarter gains of $860 thousand on sales of several branch properties, in addition to gains of $824 thousand recorded on sales of several leased assets to customers upon lease termination. Fees from the sales of tax credits grew $521 thousand this quarter compared with the same quarter last year, while letter of credit fees were higher by $294 thousand. These increases were partly offset by a decline of $289 thousand in fees on interest rate swap sales, and income of $897 thousand recorded in the second quarter of last year for a trust-related settlement, which did not reoccur in the current period.

Non-interest income for the first six months of 2017 was $240.2 million compared to $235.6 million in the first six months of 2016, resulting in an increase of $4.6 million, or 1.9%. Bank card fees decreased $1.3 million, or 1.5%, as a result of a decline in merchant fees of $1.9 million, or 13.5%, partly offset by increases of $550 thousand in debit card fees and $276 thousand in credit card fees. Trust fee income increased $5.7 million, or 9.5%, as a result of growth in private client and institutional trust fees. Deposit account fees increased $2.8 million, or 6.6%, mainly due to growth of $1.6 million in deposit account service charges and $766 thousand in overdraft and return item fees. Loan fees and sales increased $1.6 million, or 27.2%, due to higher mortgage banking revenue. Consumer brokerage fees rose $375 thousand due to higher mutual fund and advisory fee income, while capital market fees decreased $727 thousand, or 13.9%, due to continued lower sales volume. Other non-interest income decreased $3.7 million, or 14.1%, mainly due to lower gains on sales of branch properties, lower fees from sales of interest rate swaps, and the prior year trust settlement mentioned above.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
Available for sale	$1,671	$(147)	$3,719	$(270)
Non-marketable	(20)	(597)	(2,840)	(1,469)
Total investment securities gains (losses), net	$1,651	$(744)	$879	$(1,739)

Net gains and losses on investment securities which were recognized in earnings during the three and six months ended June 30, 2017 and 2016 are shown in the table above. Net securities gains amounted to $1.7 million in the second quarter of 2017 and $879 thousand in the first six months of 2017. Included in these gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $30.3 million at June 30, 2017. During the first six months of 2017, credit-related impairment losses of $320 thousand were recorded, compared to $270 thousand in the same period last year. The current period also included gains on donations of appreciated common stock to a related charitable foundation, which were $2.2 million in both the first and the second quarters of 2017.

Gains and losses on non-marketable investment securities include those relating to private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These gains and losses include fair value adjustments and gains and losses realized upon disposition. During the first six months of 2017, net losses in fair value of $2.8 million were recorded, compared to similar losses of $3.7 million in the same period in 2016. A gain of $1.8 million was also recorded in 2016 resulting from the Parent's withdrawal from a private equity fund, as required under the Volcker Rule investment prohibitions. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $654 thousand during the first six months of 2017 and $379 thousand during the first six months of 2016.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2017	2016	% change	2017	2016	% change
Salaries and employee benefits	$108,829	$104,808	3.8%	$221,198	$211,667	4.5%
Net occupancy	11,430	11,092	3.0	22,873	22,395	2.1
Equipment	4,776	4,781	(.1)	9,385	9,415	(.3)
Supplies and communication	5,446	5,693	(4.3)	11,155	12,522	(10.9)
Data processing and software	23,356	22,770	2.6	46,453	45,669	1.7
Marketing	4,488	4,389	2.3	7,712	8,202	(6.0)
Deposit insurance	3,592	3,143	14.3	7,063	6,308	12.0
Other	22,677	20,413	11.1	45,585	38,384	18.8
Total non-interest expense	$184,594	$177,089	4.2%	$371,424	$354,562	4.8%

Non-interest expense for the second quarter of 2017 amounted to $184.6 million, an increase of $7.5 million, or 4.2%, compared with $177.1 million in the second quarter of last year. Salaries expense increased $4.0 million, or 4.5%, mainly due to higher full-time salaries and incentive compensation costs. Employee benefits expense totaled $15.8 million, slightly higher than in the same period last year as increases in payroll taxes and 401(k) expense were offset by lower medical costs. Growth in salaries expense resulted partly from higher staffing costs, mainly in the areas of commercial and consumer banking, commercial payments, residential lending and information technology business units. Full-time equivalent employees totaled 4,805 at June 30, 2017 compared to 4,779 at June 30, 2016. Occupancy costs increased $338 thousand, or 3.0%, mostly due to higher branch maintenance costs, while supplies and communication, marketing and equipment costs were well controlled. Data processing expense increased $586 thousand, or 2.6%, mainly due to higher online subscription service expense. FDIC insurance costs increased $449 thousand, or 14.3%, due to higher insurance rates that were effective July 1, 2016. Other non-interest expense increased $2.3 million, or 11.1%, compared to the same period in the previous year. This increase was mainly due to the donation of $2.3 million in appreciated securities to a related charitable foundation, as previously mentioned. In addition, lower deferred loan origination costs and higher professional fees expense were recorded. Excluding the donation expense, total non-interest expense grew 3.0% over the same period in 2016.

For the first six months of 2017, non-interest expense amounted to $371.4 million, an increase of $16.9 million, or 4.8%, compared with $354.6 million in the same period last year. Salaries and benefits increased $9.5 million, or 4.5%, mainly due to higher full-time salaries and incentives expense. Supplies and communication expense decreased $1.4 million, or 10.9%. This decrease was mainly the result of higher chip card reissue costs last year that have now declined. Marketing costs were down$490 thousand, or 6.0%, due to lower spending in the first quarter of 2017, but are expected to increase in subsequent quarters this year. FDIC insurance costs grew $755 thousand while data processing costs grew $784 thousand, both due to the trends mentioned above. Other non-interest expense increased $7.2 million, or 18.8%, mainly due to donations of $4.5 million in appreciated securities in the current period. Higher costs were also recorded in professional fees, bank card rewards and royalty fees expense, in addition to lower deferred loan origination costs. Excluding the donation expense, total non-interest expense grew 3.5% over the prior year.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2017	Mar. 31, 2017	June 30, 2016	2017	2016
Provision for loan losses	$10,758	$11,128	$9,216	$21,886	$18,655
Net loan charge-offs (recoveries):
Commercial:
Business	318	97	(65)	415	398
Real estate-construction and land	(207)	(535)	(507)	(742)	(518)
Real estate-business	(10)	(39)	(1,030)	(49)	(1,272)
Commercial net loan charge-offs (recoveries)	101	(477)	(1,602)	(376)	(1,392)
Personal Banking:
Real estate-personal	(131)	19	305	(112)	110
Consumer	2,642	2,096	1,781	4,738	4,380
Revolving home equity	104	7	75	111	163
Consumer credit card	7,750	7,148	6,650	14,898	12,568
Overdrafts	292	435	307	727	526
Personal banking net loan charge-offs	10,657	9,705	9,118	20,362	17,747
Total net loan charge-offs	$10,758	$9,228	$7,516	$19,986	$16,355

	Three Months Ended			Six Months Ended June 30
	June 30, 2017	Mar. 31, 2017	June 30, 2016	2017	2016
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.03%	.01%	(.01)%	.02%	.02%
Real estate-construction and land	(.10)	(.26)	(.26)	(.18)	(.14)
Real estate-business	—	(.01)	(.17)	—	(.11)
Commercial net loan charge-offs (recoveries)	—	(.02)	(.08)	(.01)	(.04)
Personal Banking:
Real estate-personal	(.03)	—	.06	(.01)	.01
Consumer	.53	.43	.37	.48	.46
Revolving home equity	.10	.01	.07	.06	.08
Consumer credit card	4.25	3.88	3.62	4.06	3.39
Overdrafts	26.00	42.15	31.53	33.73	24.35
Personal banking net loan charge-offs	.83	.77	.74	.80	.71
Total annualized net loan charge-offs	.32%	.28%	.24%	.30%	.26%
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

Net loan charge-offs in the second quarter of 2017 amounted to $10.8 million, compared with $9.2 million in the prior quarter and $7.5 million in the second quarter of last year. The increase in current quarter net charge-offs over the previous quarter was mainly due to increases in consumer credit card, consumer, and business net loan charge-offs of $602 thousand, $546 thousand, and $221 thousand, respectively. The increase in net loan charge-offs was also driven by lower net recoveries on construction loans, which totaled $207 thousand in the second quarter of 2017, compared to net recoveries of $535 thousand in the prior quarter. These increases in net loan charge-offs were partially offset by decreases of $150 thousand and $143 thousand in net charge-offs on personal real estate loans and overdrafts, respectively.

For the three months ended June 30, 2017, annualized net loan charge-offs on average consumer credit card loans totaled 4.25%, compared with 3.88% in the previous quarter and 3.62% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .53%, compared to .43% in the prior quarter and .37% in the same period last year.  Annualized net charge-offs on personal real estate loans also remained low this quarter.  In the second quarter of 2017, total annualized net loan charge-offs were .32%, compared to .28% in the previous quarter and .24% in the same period last year.

In the current quarter, the provision for loan losses totaled $10.8 million and matched net loan charge-offs.  In the prior quarter, the provision for loan losses totaled $11.1 million and exceeded net loan charge-offs by $1.9 million, and in the same period last year, the provision for loan losses totaled $9.2 million and exceeded net loan charge-offs by $1.7 million.  The provision for loan losses in the current quarter decreased by $370 thousand compared to the previous quarter.

For the six months ended June 30, 2017, net loan charge-offs totaled $20.0 million, compared to $16.4 million in 2016.  The increase in net loan charge-offs resulted mainly from an increase in consumer credit card net loan charge-offs, which increased $2.3 million, and fewer recoveries on business real estate loans, which declined $1.2 million.  The provision for loan losses for the first six months of 2017 was $21.9 million and increased $3.2 million compared to the previous year. The increase in provision expense was the result of higher net loan losses during the six months ended June 30, 2017 compared to the same period in the prior year.

At June 30, 2017, the allowance for loan losses amounted to $157.8 million and was 1.16% of total loans and more than ten times total non-accrual loans. At December 31, 2016, the allowance for loan losses amounted to $155.9 million and was 1.16% of total loans and over ten times total non-accrual loans.

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

(Dollars in thousands)	June 30, 2017	December 31, 2016
Non-accrual loans	$13,362	$14,283
Foreclosed real estate	515	366
Total non-performing assets	$13,877	$14,649
Non-performing assets as a percentage of total loans	.10%	.11%
Non-performing assets as a percentage of total assets	.06%	.06%
Total loans past due 90 days and still accruing interest	$14,630	$16,396

Non-accrual loans, which are also classified as impaired, totaled $13.4 million at June 30, 2017, and decreased $921 thousand from balances at December 31, 2016. The decrease occurred mainly in business loans, which decreased $2.4 million, partly offset by an increase of $1.2 million in consumer loans. At June 30, 2017, non-accrual loans were comprised mainly of business (47.4%), personal real estate (26.2%), and business real estate (13.7%) loans. Foreclosed real estate totaled $515 thousand at June 30, 2017, an increase of $149 thousand when compared to December 31, 2016. Total loans past due 90 days or more and still accruing interest were $14.6 million as of June 30, 2017, a decrease of $1.8 million when compared to December 31, 2016. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $107.8 million at June 30, 2017 compared with $99.5 million at December 31, 2016, resulting in an increase of $8.3 million, or 8.3%.

(In thousands)	June 30, 2017	December 31, 2016
Potential problem loans:
Business	$47,860	$43,438
Real estate – construction and land	2,703	1,172
Real estate – business	51,693	52,913
Real estate – personal	5,507	1,955
Total potential problem loans	$107,763	$99,478

At June 30, 2017, the Company had $59.2 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $36.8 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.2% of total loans outstanding at June 30, 2017. The largest component of construction and land loans was commercial construction, which grew $77.7 million during the six months ended June 30, 2017. At June 30, 2017, multi-family residential construction loans totaled approximately $218.6 million, or 37.6%, of the commercial construction loan portfolio.

(Dollars in thousands)	June 30, 2017	% of Total	% of Total Loans	December 31, 2016	% of Total	% of Total Loans
Residential land and land development	$79,120	9.3%	.6%	$86,373	10.9%	.6%
Residential construction	130,231	15.4	.9	132,334	16.8	1.0
Commercial land and land development	57,637	6.8	.4	69,057	8.7	.5
Commercial construction	581,164	68.5	4.3	503,472	63.6	3.8
Total real estate - construction and land loans	$848,152	100.0%	6.2%	$791,236	100.0%	5.9%

Real Estate – Business Loans
Total business real estate loans were $2.7 billion at June 30, 2017 and comprised 20.0% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2017, 36.8% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	June 30, 2017	% of Total	% of Total Loans	December 31, 2016	% of Total	% of Total Loans
Owner-occupied	$1,002,503	36.8%	7.4%	$1,004,238	38.0%	7.5%
Office	349,017	12.8	2.6	319,638	12.1	2.4
Retail	353,936	13.0	2.6	344,221	13.0	2.5
Multi-family	305,019	11.2	2.2	255,369	9.7	1.9
Hotels	155,979	5.7	1.1	174,207	6.6	1.3
Farm	162,952	6.0	1.2	173,210	6.6	1.3
Industrial	123,537	4.4	.9	122,940	4.6	.9
Other	274,406	10.1	2.0	249,551	9.4	1.9
Total real estate - business loans	$2,727,349	100.0%	20.0%	$2,643,374	100.0%	19.7%

Real Estate – Personal Loans
The Company's $2.0 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 44, recent loss rates have remained low, and at June 30, 2017, loans past due over 30 days decreased $3.2 million; however, non-accrual loans increased $101 thousand compared to December 31, 2016. Also, as shown in Note 2, only 3.9% of this portfolio has FICO scores of less than 660. Approximately $21.9 million, or 1.1%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At June 30, 2017, loans with no mortgage insurance and an original LTV higher than 80% totaled $165.6 million compared to $158.8 million at December 31, 2016.

Revolving Home Equity Loans
The Company had $403.4 million in revolving home equity loans at June 30, 2017 that were generally collateralized by residential real estate. Most of these loans (92.9%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2017, the outstanding principal of loans with an original LTV higher than 80% was $54.0 million, or 13.4% of the portfolio, compared to $55.1 million as of December 31, 2016. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $3.1 million at June 30, 2017 compared to $2.2 million at December 31, 2016.  The weighted average FICO score for the total current portfolio balance is 793. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2017 through 2019, approximately 18% of the Company's current outstanding balances are expected to mature. Of these balances, approximately

81% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, marine and RVs. Outstanding balances for auto loans were $993.3 million and $972.5 million at June 30, 2017 and December 31, 2016, respectively. The balances over 30 days past due amounted to $12.7 million at June 30, 2017 compared to $13.8 million at the end of 2016, and comprised 1.3% and 1.4% of the outstanding balances of these loans at June 30, 2017 and December 31, 2016, respectively. For the six months ended June 30, 2017, $239.7 million of new auto loans were originated, compared to $431.0 million during the full year of 2016.  At June 30, 2017, the automobile loan portfolio had a weighted average FICO score of 747.
The Company's balance of marine and RV loans totaled $85.2 million at June 30, 2017, compared to $102.4 million at December 31, 2016, and the balances over 30 days past due amounted to $2.8 million at June 30, 2017 compared to $4.3 million at the end of 2016. The net charge-offs on marine and RV loans increased slightly from $691 thousand in the first six months of 2016 to $741 thousand in the first six months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2017 of $740.9 million in consumer credit card loans outstanding, approximately $155.1 million, or 20.9%, carried a low promotional rate. Within the next six months, $43.7 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $140.8 million at June 30, 2017, as shown in the table below. As of June 30, 2017, there were $6.9 million of energy loans, or 4.9%, of the energy portfolio, with a "substandard" rating or on non-accrual status, compared to $8.0 million, or 4.6% of the energy portfolio, at December 31, 2016. Included in these amounts were non-accrual loans of zero at June 30, 2017, compared to $847 thousand at December 31, 2016. There were no energy loans 90 days past due and still accruing interest at June 30, 2017 or December 31, 2016.

(In thousands)	June 30, 2017	December 31, 2016	Unfunded commitments at June 30, 2017
Extraction	$87,935	$103,011	$38,761
Mid-stream shipping and storage	7,904	22,985	61,800
Downstream distribution and refining	30,900	30,231	18,033
Support activities	14,028	15,296	21,832
Total energy lending portfolio	$140,767	$171,523	$140,426

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $892.4 million at June 30, 2017, compared to $836.1 million at December 31, 2016. Additional unfunded commitments at June 30, 2017 totaled $1.3 billion.

Income Taxes
Income tax expense was $33.2 million in the second quarter of 2017, compared to $24.9 million in the first quarter of 2017 and $31.5 million in the second quarter of 2016. The Company's effective tax rate, including the effect of non-controlling interest, was 29.6% in the second quarter of 2017, compared to 25.8% in the first quarter of 2017 and 31.1% in the second quarter of 2016. The lower effective tax rate for the first quarter of 2017 was primarily due to the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" on January 1, 2017. The ASU requires all excess tax benefits and tax deficiencies arising from share-based award payments to be recognized as income tax expense or benefit in the income statement, while in previous periods these benefits and deficiencies were recognized in equity. The amount of excess tax benefits (net of tax deficiencies) recognized as a reduction to income tax expense was $4.5 million in the first quarter of 2017 and $1.6 million in the second quarter of 2017. These tax benefits are expected to be seasonally higher in the first quarter of each year when the majority of the Company’s equity compensation vests.
The decrease in the Company's effective tax rate for the three months ended June 30, 2017 compared to the same period in the prior year was due to tax benefits related to the donation of appreciated securities to a charitable foundation lowering the effective tax rate in the current quarter, as mentioned previously.

Financial Condition

Balance Sheet

Total assets of the Company were $25.1 billion at June 30, 2017 and $25.6 billion at December 31, 2016. Earning assets (excluding the allowance for loan losses and fair value adjustments on investment securities) amounted to $23.8 billion at June 30, 2017 and $24.2 billion at December 31, 2016, and consisted of 57% in loans and 40% in investment securities.

At June 30, 2017, total loans increased $213.9 million, or 1.6%, compared with balances at December 31, 2016. On an overall basis, the largest contributions to loan growth occurred in business loans and business real estate loans, which increased $76.0 million and $84.0 million, respectively, over year end balances. The increase in business loans primarily resulted from growth in commercial and industrial loans, commercial credit card loans, and tax-free loans. Business real estate loans increased largely because of growth in multi-family residential loans. Consumer loans, which includes automobile, marine and RV, fixed rate home equity, and other consumer loans, increased $47.7 million during the first six months of the year. Higher demand for automobile and other consumer loans grew loan balances $71.0 million. However, fixed rate home equity loans decreased by $6.1 million and marine and RV loans continued to run off during the period by $17.2 million. Construction loans increased $56.9 million during the first six months of the year primarily due to commercial construction projects. Personal real estate loan balances were largely unchanged from year end balances; however, the Company originated and sold $87.7 million of longer-term fixed rate loans during the first six months of 2017 compared to $64.5 million in the same period of 2016. Declines in consumer credit card (down $35.6 million) and revolving home equity loans (down $10.2 million) partially offset growth throughout the year.

Available for sale investment securities, excluding fair value adjustments, decreased by $258.6 million at June 30, 2017 compared to December 31, 2016. Purchases of securities during this period totaled $672.4 million, offset by sales, maturities, and pay downs of $912.0 million. The largest decreases in outstanding balances occurred in asset-backed securities, agency mortgage-backed securities, and state and municipal obligations, which decreased $139.8 million, $70.7 million, and $33.6 million, respectively. At June 30, 2017, the duration of the investment portfolio was 2.8 years, and maturities and pay downs of approximately $1.6 billion are expected to occur during the next 12 months.

Total deposits at June 30, 2017 amounted to $20.8 billion and decreased $275.4 million compared to deposit balances at December 31, 2016. The decline in deposits was driven by decreases in certificates of deposit of $157.4 million, or 7.0%, mainly in jumbo accounts, and interest checking deposits of $106.3 million, or 8.3%. These decreases were offset by growth in money market deposits of $42.6 million, or .5%, and savings accounts of $60.6 million, or 7.8%. Non-interest bearing deposits also declined $114.9 million, or 1.5%, mainly due to a reduction of $164.4 million in business accounts, partially offset by an increase of $66.3 million in personal accounts.

Total borrowings were $1.4 billion at June 30, 2017 compared to $1.8 billion at December 31, 2016. Short-term borrowings of federal funds purchased and customer repurchase agreements totaled $1.3 billion at June 30, 2017, a decrease of $467.5 million from balances of $1.7 billion at December 31, 2016. The overall decrease in these balances was due to a decrease of $668.1 million in customer repurchase agreements, offset by an increase of $200.7 million in federal funds purchased.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2017	March 31, 2017	December 31, 2016
Liquid assets:
Available for sale investment securities	$9,439,701	$9,671,975	$9,649,203
Federal funds sold	16,520	2,205	15,470
Long-term securities purchased under agreements to resell	625,000	725,000	725,000
Balances at the Federal Reserve Bank	80,860	120,234	272,275
Total	$10,162,081	$10,519,414	$10,661,948

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $16.5 million as of June 30, 2017. Long-term resale agreements, maturing through 2018, totaled $625.0 million at June 30, 2017. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $653.4 million in fair value at June 30, 2017. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $80.9 million at June 30, 2017. The fair value of the available for sale investment portfolio was $9.4 billion at June 30, 2017 and included an unrealized net gain in fair value of $97.9 million. The total net unrealized gain included net gains of $19.6 million on mortgage-backed securities, $32.7 million on state and municipal obligations, and $42.3 million on common and preferred stock held by the Parent.

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

(In thousands)	June 30, 2017	March 31, 2017	December 31, 2016
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$99,541	$108,240	$115,858
FHLB borrowings and letters of credit	15,560	16,743	17,781
Securities sold under agreements to repurchase *	1,747,101	1,726,909	2,447,835
Other deposits and swaps	2,032,334	1,956,791	1,773,017
Total pledged securities	3,894,536	3,808,683	4,354,491
Unpledged and available for pledging	3,718,231	4,071,649	3,516,648
Ineligible for pledging	1,826,934	1,791,643	1,778,064
Total available for sale securities, at fair value	$9,439,701	$9,671,975	$9,649,203
* Includes securities pledged for collateral swaps, as discussed in Note 11 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2017, such deposits totaled $18.7 billion and represented 90.0% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.4 billion at June 30, 2017. These accounts are normally considered more volatile and higher costing and comprised 6.7% of total deposits at June 30, 2017.

(In thousands)	June 30, 2017	March 31, 2017	December 31, 2016
Core deposit base:
Non-interest bearing	$7,314,506	$7,237,815	$7,429,398
Interest checking	1,169,605	1,146,600	1,275,899
Savings and money market	10,258,010	10,292,478	10,154,890
Total	$18,742,121	$18,676,893	$18,860,187

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	June 30, 2017	March 31, 2017	December 31, 2016
Borrowings:
Federal funds purchased	$253,510	$340,195	$52,840
Securities sold under agreements to repurchase	1,002,934	980,954	1,671,065
FHLB advances	100,000	100,000	100,000
Other debt	1,903	1,975	2,049
Total	$1,358,347	$1,423,124	$1,825,954

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.0 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $100.0 million at June 30, 2017. These advances have fixed interest rates and mature in the fourth quarter of 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2017.

	June 30, 2017
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,734,323	$1,272,837	$4,007,160
Advances outstanding	(100,000)	—	(100,000)
Letters of credit issued	(555,957)	—	(555,957)
Available for future advances	$2,078,366	$1,272,837	$3,351,203

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $251.3 million during the first six months of 2017, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of

$212.0 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $145.0 million. Activity in the investment securities portfolio provided cash of $291.0 million from sales, maturities and pay downs (net of purchases), and repayments of long-term securities purchased under agreements to resell provided cash of $100.0 million. These cash inflows were partly offset by a net increase in loans of $234.4 million. Financing activities used cash of $608.4 million, largely resulting from a net decrease in borrowings of federal funds purchased and securities sold under agreements to repurchase of $467.5 million. In addition, deposits decreased $79.8 million, and cash was used to fund dividends paid on common and preferred stock of $50.3 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2017 and December 31, 2016, as shown in the following table.

(Dollars in thousands)	June 30, 2017	December 31, 2016	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$18,766,184	$18,994,730
Tier I common risk-based capital	2,304,532	2,207,370
Tier I risk-based capital	2,449,316	2,352,154
Total risk-based capital	2,627,297	2,529,675
Tier I common risk-based capital ratio	12.28%	11.62%	7.00%	6.50%
Tier I risk-based capital ratio	13.05%	12.38%	8.50%	8.00%
Total risk-based capital ratio	14.00%	13.32%	10.50%	10.00%
Tier I leverage ratio	9.87%	9.55%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market. The Company purchased 188,348 shares at an average price of $56.43 during the six months ended June 30, 2017, which was related to stock-based compensation transactions. At June 30, 2017, 3,570,327 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock in both the first and second quarters of 2017, which was a 5% increase compared to its 2016 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2017 totaled $10.4 billion (including approximately $5.0 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $338.8 million and $13.3 million, respectively, at June 30, 2017. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.1 million at June 30, 2017.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first six months of 2017, purchases and sales of tax credits amounted to $42.0 million and $31.7 million, respectively. Fees from sales of tax credits were $1.9 million for the six months ended June 30, 2017, compared to $1.7 million in the same period last year. At June 30, 2017, the Company expected to fund outstanding purchase commitments of $79.2 million during the remainder of 2017.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2017 and 2016.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2017
Net interest income	$136,628	$161,505	$23,771	$321,904	$39,176	$361,080
Provision for loan losses	(20,464)	624	1	(19,839)	(2,047)	(21,886)
Non-interest income	66,017	96,879	76,557	239,453	697	240,150
Investment securities gains, net	—	—	—	—	879	879
Non-interest expense	(145,126)	(147,839)	(59,795)	(352,760)	(18,664)	(371,424)
Income before income taxes	$37,055	$111,169	$40,534	$188,758	$20,041	$208,799
Six Months Ended June 30, 2016
Net interest income	$133,791	$153,266	$21,822	$308,879	$26,725	$335,604
Provision for loan losses	(17,500)	1,487	(115)	(16,128)	(2,527)	(18,655)
Non-interest income	62,935	99,408	71,020	233,363	2,231	235,594
Investment securities losses, net	—	—	—	—	(1,739)	(1,739)
Non-interest expense	(139,526)	(140,250)	(56,944)	(336,720)	(17,842)	(354,562)
Income before income taxes	$39,700	$113,911	$35,783	$189,394	$6,848	$196,242
Increase (decrease) in income before income taxes:
Amount	$(2,645)	$(2,742)	$4,751	$(636)	$13,193	$12,557
Percent	(6.7)%	(2.4)%	13.3%	(.3)%	192.7%	6.4%

Consumer

For the six months ended June 30, 2017, income before income taxes for the Consumer segment decreased $2.6 million, or 6.7%, compared to the first six months of 2016. This decrease in income before taxes was mainly due to higher non-interest expense of $5.6 million, or 4.0%, and an increase in the provision for loan losses of $3.0 million, or 16.9%. These increases in expense were partly offset by growth in non-interest income of $3.1 million, or 4.9%, and net interest income of $2.8 million, or 2.1%. Net interest income increased due to a $4.3 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $1.5 million in loan interest income. Non-interest income increased mainly due to growth in deposit fees (mainly deposit account service fees and overdraft and return item fees), bank card fees, and mortgage banking revenue. Non-interest expense increased over the same period in the previous year due to higher allocated support costs, mainly administrative, online banking and information technology. In addition, salaries, bank card rewards, and royalty fees expense increased over the previous year, while supplies and communication expense decreased due to higher chip card reissue costs last year that have now declined. The provision for loan losses totaled $20.5 million, a $3.0 million increase over the first six months of 2016, which was mainly due to higher credit card loan net charge-offs.

Commercial

For the six months ended June 30, 2017, income before income taxes for the Commercial segment decreased $2.7 million, or 2.4%, compared to the same period in the previous year. This decrease was mainly due to lower non-interest income, higher non-interest expense and an increase in the provision for loan losses and was partially offset by growth in net interest income. Net interest income increased $8.2 million, or 5.4%, due to an increase in loan interest income, partly offset by a decline in net allocated funding credits and higher deposit interest expense. Non-interest income decreased $2.5 million, or 2.5%, from the previous year due to lower swap fees, bank card fees, and capital market fees. These decreases were partly offset by growth in deposit account fees. Non-interest expense increased $7.6 million, or 5.4%, mainly due to increases in salaries and benefits expense and allocated service and support costs. The provision for loan losses increased $863 thousand over the same period last year, due to lower net recoveries on business real estate loans.

Wealth

Wealth segment pre-tax profitability for the six months ended June 30, 2017 increased $4.8 million, or 13.3%, over the same period in the previous year. Net interest income increased $1.9 million, or 8.9%, mainly due to an increase in loan interest income. Non-interest income increased $5.5 million, or 7.8%, over the prior year largely due to higher private client and institutional trust fees, brokerage fees and cash sweep fees. These increases were partly offset by a trust related settlement received in the second quarter of 2016. Non-interest expense increased $2.9 million, or 5.0%, mainly due to higher salary and benefit costs, professional fees and allocated support costs. The provision for loan losses decreased $116 thousand, mainly due to lower revolving home equity loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $13.2 million. This increase was mainly due to higher unallocated net interest income of $12.5 million, offset by lower non-interest income of $1.5 million and higher non-interest expense of $822 thousand. Unallocated securities gains were $879 thousand in the first six months of 2017 compared to losses of $1.7 million in 2016. Also, the unallocated loan loss provision decreased $480 thousand, as the provision was $1.9 million in excess of charge-offs in the first six months of 2017 compared to $2.3 million in excess of charge-offs in the first six months of 2016.

Regulatory Changes Affecting the Banking Industry

In accordance with the Dodd-Frank Act, the Company began submitting its stress test results to the Federal Reserve in March 2014 and publicly disclosed the results of its stress testing for the first time in June 2015. In 2017, the Company submitted its stress test report to the Federal Reserve in July and expects to publicly disclose the results in October.

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

Impact of Recently Issued Accounting Standards

Derivatives In March 2016, the FASB issued ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships", which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments were effective January 1, 2017 and did not have a significant effect on the Company's consolidated financial statements.

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

Revenue from Contracts with Customers The FASB issued ASU 2014-09, "Revenue from Contracts with Customers", in May 2014, which has been followed by additional clarifying guidance on specified implementation issues. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU and related amendments, the guidance is effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively, whether through a full restatement of prior periods or a cumulative adjustment upon adoption of the ASU.

Approximately 60% of the Company’s revenue is comprised of net interest income on financial assets and financial liabilities, and is explicitly out of scope of the guidance. The Company has identified the primary contracts in scope as those relating to brokerage commissions, trust fees, deposit account fees, real estate sales, and credit card revenues.  Over the last twelve months, significant discussions have been held with representatives of the business lines associated with the revenues described above and documentation has been accumulated and reviewed.  The Company is currently in the process of contract sampling, which should be completed early in the fourth quarter.  The Company’s analysis to date suggests that adoption of this ASU should not alter the way in which revenue for these significant areas is determined currently, but could possibly net certain revenues against expense or certain expenses against revenue.  Final conclusions are anticipated to be reached later this year.  The Company plans to adopt this ASU on January 1, 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

Financial Instruments The FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", in January 2016. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee. Additionally, these amendments require presentation in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk for those liabilities measured at fair value. The amendments also require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for interim and annual periods beginning January 1, 2018. The Company has formed a working group to evaluate the changes required as a result of the adoption of this ASU and has also engaged outside consultants to assist with data collection and calculation of fair value information, particularly for fair value disclosures of the Company's loan portfolio.

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

Leases In February 2016, the FASB issued ASU 2016-02, "Leases", in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The amendments in the ASU are effective for interim and annual periods beginning January 1, 2019. The Company is the lessee in approximately 200 lease agreements that are subject to this ASU. The Company has formed a working group to assess the changes required and is actively working with its current software vendor to acquire a new module designed to comply with the new accounting requirements.

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

Financial Instruments ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", was issued in June 2016. Its implementation will result in a new loan loss accounting framework, also known as the current expected credit loss (CECL) model. CECL requires credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities to be recorded at the time of origination. Under the current incurred loss model, losses are recorded when it is probable that a loss event has occurred. The new standard will require significant operational changes, especially in data collection and analysis. The ASU is effective for interim and annual periods beginning January 1, 2020, and is expected to increase the allowance upon adoption. The Company has formed a working group to assess the standard and has begun assessing the data needs required. In the second quarter of 2017, the Company contracted with a software supplier to assist in the data collection and calculation of the allowance for loan losses under the new model, to allow for pro-forma calculations to begin by mid-2018.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2017 and 2016

	Second Quarter 2017			Second Quarter 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,827,439	$38,606	3.21%	$4,691,476	$33,862	2.90%
Real estate — construction and land	862,479	9,256	4.30	789,329	6,789	3.46
Real estate — business	2,701,144	25,219	3.74	2,389,170	21,934	3.69
Real estate — personal	2,003,997	18,602	3.72	1,905,968	17,827	3.76
Consumer	1,997,761	19,614	3.94	1,927,925	18,217	3.80
Revolving home equity	399,730	3,822	3.84	413,198	3,687	3.59
Consumer credit card	731,471	21,705	11.90	738,130	21,184	11.54
Overdrafts	4,505	—	—	3,916	—	—
Total loans	13,528,526	136,824	4.06	12,859,112	123,500	3.86
Loans held for sale	18,341	263	5.75	56,272	692	4.95
Investment securities:
U.S. government and federal agency obligations	910,821	5,731	2.52	698,374	6,047	3.48
Government-sponsored enterprise obligations	450,362	1,782	1.59	666,354	5,015	3.03
State and municipal obligations(A)	1,771,674	15,924	3.61	1,763,849	15,804	3.60
Mortgage-backed securities	3,708,124	21,702	2.35	3,394,466	19,892	2.36
Asset-backed securities	2,335,344	10,037	1.72	2,377,708	8,594	1.45
Other marketable securities(A)	326,398	2,249	2.76	337,572	2,325	2.77
Trading securities(A)	21,062	142	2.70	20,540	116	2.27
Non-marketable securities(A)	101,790	2,915	11.49	116,103	2,319	8.03
Total investment securities	9,625,575	60,482	2.52	9,374,966	60,112	2.58
Federal funds sold and short-term securities
purchased under agreements to resell	13,115	37	1.13	11,916	19.64
Long-term securities purchased
under agreements to resell	665,655	3,684	2.22	824,999	3,354	1.64
Interest earning deposits with banks	139,061	362	1.04	125,024	151.49
Total interest earning assets	23,990,273	201,652	3.37	23,252,289	187,828	3.25
Allowance for loan losses	(157,003)			(151,622)
Unrealized gain on investment securities	102,935			191,565
Cash and due from banks	349,132			372,275
Land, buildings and equipment, net	344,310			351,095
Other assets	413,086			389,844
Total assets	$25,042,733			$24,405,446
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$831,038	240.12		$787,478	224.11
Interest checking and money market	10,667,042	4,102.15		10,287,923	3,324.13
Time open & C.D.'s of less than $100,000	688,047	674.39		758,703	709.38
Time open & C.D.'s of $100,000 and over	1,510,001	2,822.75		1,635,892	2,347.58
Total interest bearing deposits	13,696,128	7,838.23		13,469,996	6,604.20
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,363,031	2,038.60		1,211,892	725.24
Other borrowings	105,311	911	3.47	104,649	907	3.49
Total borrowings	1,468,342	2,949.81		1,316,541	1,632.50
Total interest bearing liabilities	15,164,470	10,787.29%		14,786,537	8,236.22%
Non-interest bearing deposits	7,065,849			6,885,889
Other liabilities	203,139			260,179
Equity	2,609,275			2,472,841
Total liabilities and equity	$25,042,733			$24,405,446
Net interest margin (T/E)		$190,865			$179,592
Net yield on interest earning assets			3.19%			3.11%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2017 and 2017

	Six Months 2017			Six Months 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,866,837	$75,192	3.12%	$4,591,516	$65,955	2.89%
Real estate — construction and land	845,343	17,126	4.09	735,943	12,750	3.48
Real estate — business	2,673,491	48,915	3.69	2,385,632	43,875	3.70
Real estate — personal	2,008,203	37,175	3.73	1,907,750	35,728	3.77
Consumer	1,986,391	38,545	3.91	1,931,251	36,809	3.83
Revolving home equity	402,565	7,464	3.74	421,440	7,448	3.55
Consumer credit card	739,582	43,208	11.78	745,114	42,539	11.48
Overdrafts	4,346	—	—	4,344	—	—
Total loans	13,526,758	267,625	3.99	12,722,990	245,104	3.87
Loans held for sale	15,174	459	6.10	32,816	827	5.07
Investment securities:
U.S. government and federal agency obligations	912,140	10,445	2.31	700,793	6,740	1.93
Government-sponsored enterprise obligations	450,425	3,541	1.59	721,421	8,736	2.44
State and municipal obligations(A)	1,777,357	31,991	3.63	1,741,218	31,446	3.63
Mortgage-backed securities	3,734,065	43,800	2.37	3,409,591	40,728	2.40
Asset-backed securities	2,347,427	19,517	1.68	2,457,590	17,389	1.42
Other marketable securities(A)	329,503	4,559	2.79	339,977	4,701	2.78
Trading securities(A)	23,102	314	2.74	19,365	246	2.55
Non-marketable securities(A)	101,268	8,151	16.23	121,936	4,396	7.25
Total investment securities	9,675,287	122,318	2.55	9,511,891	114,382	2.42
Federal funds sold and short-term securities
purchased under agreements to resell	11,510	60	1.05	14,647	43.59
Long-term securities purchased
under agreements to resell	695,164	7,477	2.17	837,637	6,829	1.64
Interest earning deposits with banks	173,263	759.88		172,330	421.49
Total interest earning assets	24,097,156	398,698	3.34	23,292,311	367,606	3.17
Allowance for loan losses	(156,170)			(151,465)
Unrealized gain on investment securities	83,071			170,442
Cash and due from banks	362,723			396,538
Land, buildings and equipment, net	345,115			354,042
Other assets	415,036			392,485
Total assets	$25,146,931			$24,454,353
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$813,464	486.12		$774,249	452.12
Interest checking and money market	10,635,689	7,746.15		10,208,233	6,580.13
Time open & C.D.'s of less than $100,000	696,544	1,318.38		766,962	1,451.38
Time open & C.D.'s of $100,000 and over	1,590,118	5,585.71		1,559,796	4,333.56
Total interest bearing deposits	13,735,815	15,135.22		13,309,240	12,816.19
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,359,692	3,577.53		1,308,323	1,613.25
Other borrowings	103,670	1,799	3.50	241,180	2,160	1.80
Total borrowings	1,463,362	5,376.74		1,549,503	3,773.49
Total interest bearing liabilities	15,199,177	20,511.27%		14,858,743	16,589.22%
Non-interest bearing deposits	7,155,774			6,895,781
Other liabilities	218,556			257,308
Equity	2,573,424			2,442,521
Total liabilities and equity	$25,146,931			$24,454,353
Net interest margin (T/E)		$378,187			$351,017
Net yield on interest earning assets			3.16%			3.03%
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

Simulation A	June 30, 2017			March 31, 2017
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$15.1	2.09%	$(368.0)	$18.1	2.54%	$(379.4)
200 basis points rising	14.3	1.99	(256.2)	16.6	2.33	(266.7)
100 basis points rising	9.1	1.26	(131.4)	10.8	1.52	(140.0)

Simulation B	June 30, 2017			March 31, 2017
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(5.6)	(.78)%	$(1,181.4)	$(3.3)	(.45)%	$(1,269.4)
200 basis points rising	(3.2)	(.44)	(1,072.5)	(1.3)	(.19)	(1,161.5)
100 basis points rising	(5.1)	(.71)	(952.4)	(3.6)	(.51)	(1,042.3)

The difference in these two simulations is the degree in which deposits are modeled to decline as noted in the above table.  Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $9.1 million, while a gradual increase in rates of 200 basis points would increase net interest income by $14.3 million.  An increase in rates of 300 basis points would result in an increase in net interest income of $15.1 million. The change in net interest income from the base calculation at June 30, 2017 was lower than projections made at March 31, 2017 largely due to a Federal Reserve rate increase during the second quarter of 2017 and higher rates paid on certificates of deposit, partly offset lower balances. Higher rates and balances of repurchase agreements, as well as higher balances of interest checking and money market deposits, also increased interest expense this quarter, lowering net interest income projections for the second quarter of 2017 compared to the prior quarter.
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
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 — 30, 2017	53,468	$54.05	53,468	3,578,470
May 1 — 31, 2017	5,501	$55.19	5,501	3,572,969
June 1 — 30, 2017	2,642	$56.91	2,642	3,570,327
Total	61,611	$54.27	61,611	3,570,327

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 3,570,327 shares remained available for purchase at June 30, 2017.

Item 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: August 7, 2017

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 7, 2017

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