Form 10-Q
period 2017-09-30
COMMERCE BANCSHARES INC /MO/
filed 2017-11-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 1, 2017, the registrant had outstanding 101,632,724 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
ASSETS
Loans	$13,745,492	$13,412,736
Allowance for loan losses	(157,832)	(155,932)
Net loans	13,587,660	13,256,804
Loans held for sale (including $11,320,000 and $9,263,000 of residential mortgage loans carried at fair value at September 30, 2017 and December 31, 2016, respectively)	17,337	14,456
Investment securities:
Available for sale ($667,199,000 and $568,553,000 pledged at September 30, 2017 and
December 31, 2016, respectively, to secure swap and repurchase agreements)	9,109,287	9,649,203
Trading	24,605	22,225
Non-marketable	99,268	99,558
Total investment securities	9,233,160	9,770,986
Federal funds sold and short-term securities purchased under agreements to resell	32,630	15,470
Long-term securities purchased under agreements to resell	700,000	725,000
Interest earning deposits with banks	105,422	272,275
Cash and due from banks	461,724	494,690
Land, buildings and equipment, net	335,348	337,705
Goodwill	138,921	138,921
Other intangible assets, net	7,388	6,709
Other assets	359,551	608,408
Total assets	$24,979,141	$25,641,424
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$7,536,127	$7,429,398
Savings, interest checking and money market	11,091,200	11,430,789
Time open and C.D.'s of less than $100,000	657,891	713,075
Time open and C.D.'s of $100,000 and over	1,158,555	1,527,833
Total deposits	20,443,773	21,101,095
Federal funds purchased and securities sold under agreements to repurchase	1,408,984	1,723,905
Other borrowings	102,553	102,049
Other liabilities	319,354	213,243
Total liabilities	22,274,664	23,140,292
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 102,003,046 shares	510,015	510,015
Capital surplus	1,548,318	1,552,454
Retained earnings	440,261	292,849
Treasury stock of 197,566 shares at September 30, 2017
and 364,711 shares at December 31, 2016, at cost	(9,895)	(15,294)
Accumulated other comprehensive income	67,061	10,975
Total Commerce Bancshares, Inc. stockholders' equity	2,700,544	2,495,783
Non-controlling interest	3,933	5,349
Total equity	2,704,477	2,501,132
Total liabilities and equity	$24,979,141	$25,641,424
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2017	2016	2017	2016
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$138,827	$123,750	$401,423	$364,234
Interest and fees on loans held for sale	287	334	746	1,161
Interest on investment securities	50,585	51,661	160,825	155,250
Interest on federal funds sold and short-term securities purchased under
agreements to resell	78	20	138	63
Interest on long-term securities purchased under agreements to resell	3,805	3,328	11,282	10,157
Interest on deposits with banks	662	268	1,421	689
Total interest income	194,244	179,361	575,835	531,554
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,441	3,619	12,673	10,651
Time open and C.D.'s of less than $100,000	676	683	1,994	2,134
Time open and C.D.'s of $100,000 and over	2,784	2,186	8,369	6,519
Interest on federal funds purchased and securities sold under
agreements to repurchase	2,846	724	6,423	2,337
Interest on other borrowings	906	906	2,705	3,066
Total interest expense	11,653	8,118	32,164	24,707
Net interest income	182,591	171,243	543,671	506,847
Provision for loan losses	10,704	7,263	32,590	25,918
Net interest income after provision for loan losses	171,887	163,980	511,081	480,929
NON-INTEREST INCOME
Bank card transaction fees	44,521	47,006	132,724	136,541
Trust fees	34,620	30,951	99,754	90,435
Deposit account charges and other fees	22,659	22,241	67,462	64,260
Capital market fees	1,755	2,751	6,253	7,976
Consumer brokerage services	3,679	3,375	11,054	10,375
Loan fees and sales	3,590	3,123	10,849	8,829
Other	11,418	9,872	34,296	36,497
Total non-interest income	122,242	119,319	362,392	354,913
INVESTMENT SECURITIES LOSSES, NET	(3,037)	(1,965)	(2,158)	(3,704)
NON-INTEREST EXPENSE
Salaries and employee benefits	111,382	107,004	332,580	318,671
Net occupancy	11,459	12,366	34,332	34,761
Equipment	4,491	4,842	13,876	14,257
Supplies and communication	5,517	5,968	16,672	18,490
Data processing and software	22,700	23,663	69,153	69,332
Marketing	4,676	4,399	12,388	12,601
Deposit insurance	3,479	3,576	10,542	9,884
Other	20,868	19,424	66,453	57,808
Total non-interest expense	184,572	181,242	555,996	535,804
Income before income taxes	106,520	100,092	315,319	296,334
Less income taxes	32,294	30,942	90,402	91,854
Net income	74,226	69,150	224,917	204,480
Less non-controlling interest expense (income)	(338)	605	(111)	668
Net income attributable to Commerce Bancshares, Inc.	74,564	68,545	225,028	203,812
Less preferred stock dividends	2,250	2,250	6,750	6,750
Net income available to common shareholders	$72,314	$66,295	$218,278	$197,062
Net income per common share — basic	$.71	$.65	$2.14	$1.94
Net income per common share — diluted	$.71	$.65	$2.14	$1.93
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
	(Unaudited)
Net income	$74,226	$69,150	$224,917	$204,480
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	286	46	457	(352)
Net unrealized gains (losses) on other securities	24,356	(13,747)	54,599	87,887
Pension loss amortization	349	359	1,030	1,077
Other comprehensive income (loss)	24,991	(13,342)	56,086	88,612
Comprehensive income	99,217	55,808	281,003	293,092
Less non-controlling interest expense (income)	(338)	605	(111)	668
Comprehensive income attributable to Commerce Bancshares, Inc.	$99,555	$55,203	$281,114	$292,424
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2016	$144,784	$510,015	$1,552,454	$292,849	$(15,294)	$10,975	$5,349	$2,501,132
Adoption of ASU 2016-09			3,441	(2,144)				1,297
Net income				225,028			(111)	224,917
Other comprehensive income						56,086		56,086
Distributions to non-controlling interest							(1,305)	(1,305)
Purchases of treasury stock					(11,320)			(11,320)
Issuance of stock under purchase and equity compensation plans			(16,726)		16,719			(7)
Stock-based compensation			9,149					9,149
Cash dividends on common stock ($.675 per share)				(68,722)				(68,722)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2017	$144,784	$510,015	$1,548,318	$440,261	$(9,895)	$67,061	$3,933	$2,704,477
Balance December 31, 2015	$144,784	$489,862	$1,337,677	$383,313	$(26,116)	$32,470	$5,428	$2,367,418
Net income				203,812			668	204,480
Other comprehensive income						88,612		88,612
Distributions to non-controlling interest							(704)	(704)
Purchases of treasury stock					(38,476)			(38,476)
Issuance of stock under purchase and equity compensation plans			(14,057)		14,054			(3)
Excess tax benefit related to equity compensation plans			2,629					2,629
Stock-based compensation			8,901					8,901
Cash dividends on common stock ($.643 per share)				(65,294)				(65,294)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2016	$144,784	$489,862	$1,335,150	$515,081	$(50,538)	$121,082	$5,392	$2,560,813
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2017		2016
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$224,917		$204,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	32,590		25,918
Provision for depreciation and amortization	29,521		30,997
Amortization of investment security premiums, net	28,173		23,357
Investment securities losses, net (A)	2,158		3,704
Net gains on sales of loans held for sale	(6,200)		(4,924)
Originations of loans held for sale	(162,552)		(115,768)
Proceeds from sales of loans held for sale	164,588		117,746
Net decrease in trading securities, excluding unsettled transactions	7,234		77,262
Stock-based compensation	9,149		8,901
Increase in interest receivable	(3,757)		(331)
Increase (decrease) in interest payable	(223)		269
Increase in income taxes payable	201		1,787
Other changes, net	8,511		(24,602)
Net cash provided by operating activities	334,310		348,796
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	369,036		7,946
Proceeds from maturities/pay downs of investment securities (A)	1,384,993		1,659,778
Purchases of investment securities (A)	(1,072,782)		(1,080,003)
Net increase in loans	(364,765)		(817,886)
Long-term securities purchased under agreements to resell	(75,000)		—
Repayments of long-term securities purchased under agreements to resell	100,000		150,000
Purchases of land, buildings and equipment	(22,853)		(18,479)
Sales of land, buildings and equipment	2,570		5,831
Net cash provided by (used in) investing activities	321,199		(92,813)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(12,490)		280,495
Net increase (decrease) in time open and C.D.'s	(424,462)		14,510
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(314,921)		(473,661)
Repayment of long-term borrowings	(218)		(3,872)
Additional long-term borrowings	—	—	1,469
Net increase in short-term borrowings	722		—
Purchases of treasury stock	(11,320)		(38,476)
Issuance of stock under equity compensation plans	(7)		(3)
Cash dividends paid on common stock	(68,722)		(65,294)
Cash dividends paid on preferred stock	(6,750)		(6,750)
Net cash used in financing activities	(838,168)		(291,582)
Decrease in cash and cash equivalents	(182,659)		(35,599)
Cash and cash equivalents at beginning of year	782,435		502,719
Cash and cash equivalents at September 30	$599,776		$467,120
(A) Available for sale and non-marketable securities
Income tax payments, net	$87,449		$88,531
Interest paid on deposits and borrowings	$32,387		$24,438
Loans transferred to foreclosed real estate	$1,166		$1,031
Loans transferred from held for investment to held for sale, net	$—		$42,688
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2016 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at September 30, 2017 and December 31, 2016 are as follows:

(In thousands)	September 30, 2017	December 31, 2016
Commercial:
Business	$4,834,037	$4,776,365
Real estate – construction and land	921,609	791,236
Real estate – business	2,700,174	2,643,374
Personal Banking:
Real estate – personal	2,029,302	2,010,397
Consumer	2,113,438	1,990,801
Revolving home equity	391,308	413,634
Consumer credit card	752,379	776,465
Overdrafts	3,245	10,464
Total loans	$13,745,492	$13,412,736

At September 30, 2017, loans of $3.8 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.7 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2017 and 2016, respectively, follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$92,739	$65,093	$157,832	$91,361	$64,571	$155,932
Provision	24	10,680	10,704	1,026	31,564	32,590
Deductions:
Loans charged off	378	13,592	13,970	1,455	39,337	40,792
Less recoveries on loans	651	2,615	3,266	2,104	7,998	10,102
Net loan charge-offs (recoveries)	(273)	10,977	10,704	(649)	31,339	30,690
Balance September 30, 2017	$93,036	$64,796	$157,832	$93,036	$64,796	$157,832
Balance at beginning of period	$89,198	$64,634	$153,832	$82,086	$69,446	$151,532
Provision	(1,411)	8,674	7,263	4,309	21,609	25,918
Deductions:
Loans charged off	291	11,872	12,163	2,465	35,633	38,098
Less recoveries on loans	2,759	2,841	5,600	6,325	8,855	15,180
Net loan charge-offs (recoveries)	(2,468)	9,031	6,563	(3,860)	26,778	22,918
Balance September 30, 2016	$90,255	$64,277	$154,532	$90,255	$64,277	$154,532

The following table shows the balance in the allowance for loan losses and the related loan balance at September 30, 2017 and December 31, 2016, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
September 30, 2017
Commercial	$1,789	$55,969	$91,247	$8,399,851
Personal Banking	1,322	23,571	63,474	5,266,101
Total	$3,111	$79,540	$154,721	$13,665,952
December 31, 2016
Commercial	$1,817	$44,795	$89,544	$8,166,180
Personal Banking	1,292	19,737	63,279	5,182,024
Total	$3,109	$64,532	$152,823	$13,348,204

Impaired loans
The table below shows the Company’s investment in impaired loans at September 30, 2017 and December 31, 2016. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 14.

(In thousands)	Sept. 30, 2017	Dec. 31, 2016
Non-accrual loans	$13,640	$14,283
Restructured loans (accruing)	65,900	50,249
Total impaired loans	$79,540	$64,532

The following table provides additional information about impaired loans held by the Company at September 30, 2017 and December 31, 2016, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2017
With no related allowance recorded:
Business	$6,196	$9,725	$—
Real estate – business	587	587	—
Consumer	1,023	1,047	—
	$7,806	$11,359	$—
With an allowance recorded:
Business	$35,708	$36,219	$1,141
Real estate – construction and land	1,367	1,595	37
Real estate – business	12,111	13,319	611
Real estate – personal	9,723	12,537	607
Consumer	5,232	5,271	52
Revolving home equity	578	578	5
Consumer credit card	7,015	7,015	658
	$71,734	$76,534	$3,111
Total	$79,540	$87,893	$3,111
December 31, 2016
With no related allowance recorded:
Business	$7,375	$10,470	$—
Real estate – construction and land	557	752	—
	$7,932	$11,222	$—
With an allowance recorded:
Business	$29,924	$31,795	$1,318
Real estate – construction and land	69	72	3
Real estate – business	6,870	8,072	496
Real estate – personal	6,394	9,199	642
Consumer	5,281	5,281	57
Revolving home equity	584	584	1
Consumer credit card	7,478	7,478	592
	$56,600	$62,481	$3,109
Total	$64,532	$73,703	$3,109

Total average impaired loans for the three and nine month periods ended September 30, 2017 and 2016, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended September 30, 2017
Non-accrual loans	$8,938	$4,238	$13,176
Restructured loans (accruing)	42,930	18,691	61,621
Total	$51,868	$22,929	$74,797
For the nine months ended September 30, 2017
Non-accrual loans	$9,800	$4,098	$13,898
Restructured loans (accruing)	36,567	16,901	53,468
Total	$46,367	$20,999	$67,366
For the three months ended September 30, 2016
Non-accrual loans	$15,106	$3,928	$19,034
Restructured loans (accruing)	31,372	17,082	48,454
Total	$46,478	$21,010	$67,488
For the nine months ended September 30, 2016
Non-accrual loans	$19,387	$4,336	$23,723
Restructured loans (accruing)	29,117	17,359	46,476
Total	$48,504	$21,695	$70,199

The table below shows interest income recognized during the three and nine month periods ended September 30, 2017 and 2016, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 14.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
Interest income recognized on impaired loans:
Business	$473	$277	$1,418	$830
Real estate – construction and land	10	2	30	7
Real estate – business	118	42	354	126
Real estate – personal	104	39	311	118
Consumer	79	89	236	267
Revolving home equity	7	7	20	22
Consumer credit card	162	174	486	522
Total	$953	$630	$2,855	$1,892

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2017 and December 31, 2016.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2017
Commercial:
Business	$4,823,779	$2,630	$807	$6,821	$4,834,037
Real estate – construction and land	917,128	3,913	35	533	921,609
Real estate – business	2,688,625	8,580	623	2,346	2,700,174
Personal Banking:
Real estate – personal	2,013,632	11,141	1,666	2,863	2,029,302
Consumer	2,082,203	27,450	2,708	1,077	2,113,438
Revolving home equity	388,346	1,530	1,432	—	391,308
Consumer credit card	734,215	8,971	9,193	—	752,379
Overdrafts	2,933	312	—	—	3,245
Total	$13,650,861	$64,527	$16,464	$13,640	$13,745,492
December 31, 2016
Commercial:
Business	$4,763,274	$3,735	$674	$8,682	$4,776,365
Real estate – construction and land	789,633	1,039	—	564	791,236
Real estate – business	2,639,586	2,154	—	1,634	2,643,374
Personal Banking:
Real estate – personal	1,995,724	9,162	2,108	3,403	2,010,397
Consumer	1,957,358	29,783	3,660	—	1,990,801
Revolving home equity	411,483	1,032	1,119	—	413,634
Consumer credit card	757,443	10,187	8,835	—	776,465
Overdrafts	10,014	450	—	—	10,464
Total	$13,324,515	$57,542	$16,396	$14,283	$13,412,736

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
September 30, 2017
Pass	$4,593,958	$915,279	$2,586,349	$8,095,586
Special mention	123,549	2,527	57,319	183,395
Substandard	109,709	3,270	54,160	167,139
Non-accrual	6,821	533	2,346	9,700
Total	$4,834,037	$921,609	$2,700,174	$8,455,820
December 31, 2016
Pass	$4,607,553	$788,778	$2,543,348	$7,939,679
Special mention	116,642	722	45,479	162,843
Substandard	43,488	1,172	52,913	97,573
Non-accrual	8,682	564	1,634	10,880
Total	$4,776,365	$791,236	$2,643,374	$8,210,975

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At September 30, 2017, these were comprised of $220.7 million in personal real estate loans, or 4.2% of the Personal Banking portfolio, compared to $237.2 million at December 31, 2016. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2017 and December 31, 2016 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2017
FICO score:
Under 600	1.4%	3.3%	.9%	5.0%
600 - 659	2.2	5.7	2.1	15.1
660 - 719	10.1	17.1	9.0	34.9
720 - 779	24.8	26.1	21.2	25.9
780 and over	61.5	47.8	66.8	19.1
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2016
FICO score:
Under 600	1.3%	3.4%	1.0%	4.9%
600 - 659	2.6	6.4	1.8	15.5
660 - 719	10.4	19.7	9.7	34.9
720 - 779	25.4	26.3	21.1	25.1
780 and over	60.3	44.2	66.4	19.6
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $73.1 million at September 30, 2017. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $7.2 million at September 30, 2017. Other performing restructured loans totaled $65.9 million at September 30, 2017. These include certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result the loans were classified as troubled debt restructurings. These commercial loans totaled $51.0 million at September 30, 2017. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $7.0 million at September 30, 2017. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At September 30, 2017, these loans totaled $7.7 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at September 30, 2017, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2017	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$40,608	$—
Real estate - construction and land	1,304	—
Real estate - business	10,353	623
Personal Banking:
Real estate - personal	7,996	397
Consumer	5,235	32
Revolving home equity	578	42
Consumer credit card	7,015	800
Total restructured loans	$73,089	$1,894

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $979 thousand on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $10.6 million at September 30, 2017 to lend additional funds to borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. The loans are primarily sold to FNMA, FHLMC, and GNMA. At September 30, 2017, the fair value of these loans was $11.3 million, and the unpaid principal balance was $10.9 million.

The Company also designates student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at September 30, 2017 totaled $6.0 million.

At September 30, 2017, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $1.1 million and $366 thousand at September 30, 2017 and December 31, 2016, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.7 million and $2.2 million at September 30, 2017 and December 31, 2016, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities

Investment securities, at fair value, consisted of the following at September 30, 2017 and December 31, 2016.

(In thousands)	Sept. 30, 2017	December 31, 2016
Available for sale	$9,109,287	$9,649,203
Trading	24,605	22,225
Non-marketable	99,268	99,558
Total investment securities	$9,233,160	$9,770,986

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. The available for sale and the trading portfolios are carried at fair value. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $47.3 million at September 30, 2017 and $46.9 million at December 31, 2016. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $51.7 million at September 30, 2017 and $52.3 million at December 31, 2016. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of September 30, 2017 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$57,511	$58,238
After 1 but within 5 years	570,284	573,789
After 5 but within 10 years	218,912	219,468
After 10 years	69,517	67,109
Total U.S. government and federal agency obligations	916,224	918,604
Government-sponsored enterprise obligations:
Within 1 year	187,032	187,027
After 1 but within 5 years	247,444	247,141
After 10 years	35,927	35,246
Total government-sponsored enterprise obligations	470,403	469,414
State and municipal obligations:
Within 1 year	177,616	178,836
After 1 but within 5 years	659,012	671,931
After 5 but within 10 years	800,504	819,943
After 10 years	50,004	49,693
Total state and municipal obligations	1,687,136	1,720,403
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,741,329	2,756,973
Non-agency mortgage-backed securities	1,062,079	1,066,764
Asset-backed securities	1,735,004	1,736,966
Total mortgage and asset-backed securities	5,538,412	5,560,703
Other debt securities:
Within 1 year	13,388	13,393
After 1 but within 5 years	207,556	210,022
After 5 but within 10 years	133,140	133,226
Total other debt securities	354,084	356,641
Equity securities	5,353	83,522
Total available for sale investment securities	$8,971,612	$9,109,287

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $438.7 million, at fair value, at September 30, 2017. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $16.9 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates. Included in equity securities is common and preferred stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $83.4 million at September 30, 2017.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
U.S. government and federal agency obligations	$916,224	$6,359	$(3,979)	$918,604
Government-sponsored enterprise obligations	470,403	844	(1,833)	469,414
State and municipal obligations	1,687,136	34,952	(1,685)	1,720,403
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,741,329	28,827	(13,183)	2,756,973
Non-agency mortgage-backed securities	1,062,079	8,536	(3,851)	1,066,764
Asset-backed securities	1,735,004	5,047	(3,085)	1,736,966
Total mortgage and asset-backed securities	5,538,412	42,410	(20,119)	5,560,703
Other debt securities	354,084	3,293	(736)	356,641
Equity securities	5,353	78,169	—	83,522
Total	$8,971,612	$166,027	$(28,352)	$9,109,287
December 31, 2016
U.S. government and federal agency obligations	$919,904	$7,312	$(6,312)	$920,904
Government-sponsored enterprise obligations	450,448	1,126	(1,576)	449,998
State and municipal obligations	1,778,684	12,223	(12,693)	1,778,214
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,674,964	31,610	(20,643)	2,685,931
Non-agency mortgage-backed securities	1,054,446	7,686	(6,493)	1,055,639
Asset-backed securities	2,389,176	3,338	(11,213)	2,381,301
Total mortgage and asset-backed securities	6,118,586	42,634	(38,349)	6,122,871
Other debt securities	327,030	935	(2,012)	325,953
Equity securities	5,678	45,585	—	51,263
Total	$9,600,330	$109,815	$(60,942)	$9,649,203

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, cash flow analyses are prepared. For more complex analyses, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2017, the fair value of securities on this watch list was $63.6 million compared to $79.6 million at December 31, 2016.

As of September 30, 2017, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $28.1 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.2 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at September 30, 2017 included the following:

Significant Inputs	Range
Prepayment CPR	3%	-	25%
Projected cumulative default	13%	-	50%
Credit support	0%	-	47%
Loss severity	16%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Nine Months Ended September 30
(In thousands)	2017	2016
Cumulative OTTI credit losses at January 1	$14,080	$14,129
Credit losses on debt securities for which impairment was not previously recognized	98	—
Credit losses on debt securities for which impairment was previously recognized	274	270
Increase in expected cash flows that are recognized over remaining life of security	(207)	(171)
Cumulative OTTI credit losses at September 30	$14,245	$14,228

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
U.S. government and federal agency obligations	$123,071	$3,979	$—	$—	$123,071	$3,979
Government-sponsored enterprise obligations	190,141	1,650	49,793	183	239,934	1,833
State and municipal obligations	95,890	692	38,026	993	133,916	1,685
Mortgage and asset-backed securities:
Agency mortgage-backed securities	887,047	9,741	223,550	3,442	1,110,597	13,183
Non-agency mortgage-backed securities	381,896	1,674	156,455	2,177	538,351	3,851
Asset-backed securities	488,409	522	279,402	2,563	767,811	3,085
Total mortgage and asset-backed securities	1,757,352	11,937	659,407	8,182	2,416,759	20,119
Other debt securities	70,143	622	9,363	114	79,506	736
Total	$2,236,597	$18,880	$756,589	$9,472	$2,993,186	$28,352
December 31, 2016
U.S. government and federal agency obligations	$349,538	$2,823	$32,208	$3,489	$381,746	$6,312
Government-sponsored enterprise obligations	190,441	1,576	—	—	190,441	1,576
State and municipal obligations	700,779	12,164	15,195	529	715,974	12,693
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,147,416	20,638	2,150	5	1,149,566	20,643
Non-agency mortgage-backed securities	688,131	6,373	34,946	120	723,077	6,493
Asset-backed securities	780,209	5,277	358,778	5,936	1,138,987	11,213
Total mortgage and asset-backed securities	2,615,756	32,288	395,874	6,061	3,011,630	38,349
Other debt securities	179,639	1,986	975	26	180,614	2,012
Total	$4,036,153	$50,837	$444,252	$10,105	$4,480,405	$60,942

The Company’s holdings of state and municipal obligations included gross unrealized losses of $1.7 million at September 30, 2017, of which $221 thousand related to auction rate securities. This portfolio totaled $1.7 billion at fair value, or 18.9% of total available for sale securities. The average credit quality of the portfolio is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and the Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2017	2016
Proceeds from sales of securities:
Available for sale	$367,453	$—
Non-marketable	1,583	7,946
Total proceeds	$369,036	$7,946

Investment securities gains (losses), net:
Available for sale:
Losses realized on called bonds	$(254)	$—
Gains realized on sales	592	—
Losses realized on sales	(568)	—
Gains realized on donations of securities	6,707	—
Other-than-temporary impairment recognized on debt securities	(372)	(270)
Non-marketable:
Gains realized on sales	645	3,717
Losses realized on sales	(880)	(502)
Fair value adjustments, net	(8,028)	(6,649)
Total gains (losses), net	$(2,158)	$(3,704)

At September 30, 2017, securities totaling $3.7 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $667.2 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2017				December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(28,127)	$—	$3,143	$31,270	$(27,429)	$—	$3,841
Mortgage servicing rights	7,361	(3,100)	(16)	4,245	5,672	(2,782)	(22)	2,868
Total	$38,631	$(31,227)	$(16)	$7,388	$36,942	$(30,211)	$(22)	$6,709

Aggregate amortization expense on intangible assets was $338 thousand and $374 thousand for the three month periods ended September 30, 2017 and 2016, respectively, and $1.0 million and $1.2 million for the nine month periods ended September 30, 2017 and 2016, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2017. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2017	$1,331
2018	1,181
2019	996
2020	834
2021	711

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2017 is as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2017	$138,921	$3,841	$2,868
Originations	—	—	1,689
Amortization	—	(698)	(318)
Impairment reversal	—	—	6
Balance September 30, 2017	$138,921	$3,143	$4,245

Goodwill allocated to the Company’s operating segments at September 30, 2017 and December 31, 2016 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2017, that net liability was $2.1 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $338.4 million at September 30, 2017.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2017, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At September 30, 2017, the fair value of the Company's guarantee liabilities for RPAs was $129 thousand, and the notional amount of the underlying swaps was $74.9 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
Service cost - benefits earned during the period	$193	$135	$450	$406
Interest cost on projected benefit obligation	923	986	2,869	2,958
Expected return on plan assets	(1,463)	(1,437)	(4,339)	(4,313)
Amortization of prior service cost	(67)	(68)	(203)	(203)
Amortization of unrecognized net loss	630	647	1,864	1,940
Net periodic pension cost	$216	$263	$641	$788

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first nine months of 2017, the Company made a discretionary contribution of $5.5 million to its defined benefit pension plan in order to reduce pension guarantee costs. The Company also made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2017.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2017	2016	2017	2016
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$74,564	$68,545	$225,028	$203,812
Less preferred stock dividends	2,250	2,250	6,750	6,750
Net income available to common shareholders	$72,314	$66,295	218,278	197,062
Less income allocated to nonvested restricted stock	862	913	2,750	2,747
Net income allocated to common stock	$71,452	$65,382	$215,528	$194,315
Weighted average common shares outstanding	100,598	100,198	100,509	100,231
Basic income per common share	$.71	$.65	$2.14	$1.94
Diluted income per common share:
Net income available to common shareholders	$72,314	$66,295	$218,278	$197,062
Less income allocated to nonvested restricted stock	860	912	2,743	2,743
Net income allocated to common stock	$71,454	$65,383	$215,535	$194,319
Weighted average common shares outstanding	100,598	100,198	100,509	100,231
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	336	255	358	248
Weighted average diluted common shares outstanding	100,934	100,453	100,867	100,479
Diluted income per common share	$.71	$.65	$2.14	$1.93

Unexercised stock appreciation rights of 139 thousand and 89 thousand were excluded in the computation of diluted income per common share for the nine month periods ended September 30, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.
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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2017	$2,975	$27,328	$(19,328)	$10,975
Other comprehensive income before reclassifications	365	94,794	—	95,159
Amounts reclassified from accumulated other comprehensive income	372	(6,731)	1,661	(4,698)
Current period other comprehensive income, before tax	737	88,063	1,661	90,461
Income tax expense	(280)	(33,464)	(631)	(34,375)
Current period other comprehensive income, net of tax	457	54,599	1,030	56,086
Transfer of unrealized gain on securities for which impairment was not previously recognized	24	(24)	—	—
Balance September 30, 2017	$3,456	$81,903	$(18,298)	$67,061
Balance January 1, 2016	$3,316	$49,750	$(20,596)	$32,470
Other comprehensive income (loss) before reclassifications	(837)	141,752	—	140,915
Amounts reclassified from accumulated other comprehensive income	270	—	1,737	2,007
Current period other comprehensive income (loss), before tax	(567)	141,752	1,737	142,922
Income tax (expense) benefit	215	(53,865)	(660)	(54,310)
Current period other comprehensive income (loss), net of tax	(352)	87,887	1,077	88,612
Balance September 30, 2016	$2,964	$137,637	$(19,519)	$121,082
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2017
Net interest income	$70,793	$82,012	$11,744	$164,549	$18,042	$182,591
Provision for loan losses	(11,067)	335	(10)	(10,742)	38	(10,704)
Non-interest income	35,194	47,902	40,404	123,500	(1,258)	122,242
Investment securities losses, net	—	—	—	—	(3,037)	(3,037)
Non-interest expense	(72,607)	(71,468)	(30,528)	(174,603)	(9,969)	(184,572)
Income before income taxes	$22,313	$58,781	$21,610	$102,704	$3,816	$106,520
Nine Months Ended September 30, 2017
Net interest income	$207,421	$243,517	$35,515	$486,453	$57,218	$543,671
Provision for loan losses	(31,531)	959	(9)	(30,581)	(2,009)	(32,590)
Non-interest income	101,211	144,781	116,961	362,953	(561)	362,392
Investment securities losses, net	—	—	—	—	(2,158)	(2,158)
Non-interest expense	(217,733)	(219,307)	(90,323)	(527,363)	(28,633)	(555,996)
Income before income taxes	$59,368	$169,950	$62,144	$291,462	$23,857	$315,319
Three Months Ended September 30, 2016
Net interest income	$67,375	$78,514	$10,782	$156,671	$14,572	$171,243
Provision for loan losses	(9,033)	2,432	(5)	(6,606)	(657)	(7,263)
Non-interest income	34,230	49,832	36,676	120,738	(1,419)	119,319
Investment securities losses, net	—	—	—	—	(1,965)	(1,965)
Non-interest expense	(70,134)	(71,200)	(28,172)	(169,506)	(11,736)	(181,242)
Income before income taxes	$22,438	$59,578	$19,281	$101,297	$(1,205)	$100,092
Nine Months Ended September 30, 2016
Net interest income	$201,166	$231,780	$32,604	$465,550	$41,297	$506,847
Provision for loan losses	(26,533)	3,919	(120)	(22,734)	(3,184)	(25,918)
Non-interest income	97,165	149,240	107,696	354,101	812	354,913
Investment securities losses, net	—	—	—	—	(3,704)	(3,704)
Non-interest expense	(209,660)	(211,450)	(85,116)	(506,226)	(29,578)	(535,804)
Income before income taxes	$62,138	$173,489	$55,064	$290,691	$5,643	$296,334

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

(In thousands)	September 30, 2017	December 31, 2016
Interest rate swaps	$1,723,448	$1,685,099
Interest rate caps	31,923	59,379
Credit risk participation agreements	112,348	121,514
Foreign exchange contracts	8,783	4,046
Mortgage loan commitments	23,616	12,429
Mortgage loan forward sale contracts	1,607	6,626
Forward TBA contracts	32,000	15,000
Total notional amount	$1,933,725	$1,904,093

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

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2017	Dec. 31, 2016
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$10,630	$12,987	$(5,775)	$(12,987)
Interest rate caps	29	78	(29)	(78)
Credit risk participation agreements	56	65	(129)	(156)
Foreign exchange contracts	68	66	(30)	(4)
Mortgage loan commitments	757	355	—	(6)
Mortgage loan forward sale contracts	8	—	—	(63)
Forward TBA contracts	102	15	(16)	(45)
Total	$11,650	$13,566	$(5,979)	$(13,339)

Due to rule changes by the Company's clearing counterparty effective January 2017, collateral previously recorded in "other assets" has been reclassified and offset against the fair values of cleared swaps, such that at September 30, 2017, the positive fair values of cleared swaps were reduced by $2.4 million and the negative fair values of cleared swaps were reduced by $7.3 million, as reflected in the table above.

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2017	2016	2017	2016
Derivative instruments:
Interest rate swaps	Other non-interest income	$702	$203	$1,301	$3,198
Credit risk participation agreements	Other non-interest income	7	50	18	(8)
Foreign exchange contracts	Other non-interest income	51	(20)	(24)	(12)
Mortgage loan commitments	Loan fees and sales	(114)	86	408	613
Mortgage loan forward sale contracts	Loan fees and sales	8	1	70	1
Forward TBA contracts	Loan fees and sales	(322)	(172)	(580)	(898)
Total		$332	$148	$1,193	$2,894

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
September 30, 2017
Assets:
Derivatives subject to master netting agreements	$10,809	$—	$10,809	$(364)	$—	$10,445
Derivatives not subject to master netting agreements	841	—	841
Total derivatives	11,650	—	11,650
Liabilities:
Derivatives subject to master netting agreements	$5,829	$—	$5,829	$(364)	$(1,692)	$3,773
Derivatives not subject to master netting agreements	150	—	150
Total derivatives	5,979	—	5,979
December 31, 2016
Assets:
Derivatives subject to master netting agreements	$13,111	$—	$13,111	$(3,391)	$—	$9,720
Derivatives not subject to master netting agreements	455	—	455
Total derivatives	13,566	—	13,566
Liabilities:
Derivatives subject to master netting agreements	$13,124	$—	$13,124	$(3,391)	$(5,292)	$4,441
Derivatives not subject to master netting agreements	215	—	215
Total derivatives	13,339	—	13,339

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $650.0 million at September 30, 2017 and $550.0 million at December 31, 2016. At September 30, 2017, the Company had posted collateral of $665.5 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $663.1 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
September 30, 2017
Total resale agreements, subject to master netting arrangements	$1,350,000	$(650,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,708,074	(650,000)	1,058,074	—	(1,058,074)	—
December 31, 2016
Total resale agreements, subject to master netting arrangements	$1,275,000	$(550,000)	$725,000	$—	$(725,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,221,065	(550,000)	1,671,065	—	(1,671,065)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2017 and December 31, 2016, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2017
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$326,080	$—	$450,000	$776,080
Government-sponsored enterprise obligations	186,896	—	—	186,896
Agency mortgage-backed securities	317,780	19,730	200,000	537,510
Asset-backed securities	117,588	90,000	—	207,588
Total repurchase agreements, gross amount recognized	$948,344	$109,730	$650,000	$1,708,074
December 31, 2016
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$294,600	$—	$300,000	$594,600
Government-sponsored enterprise obligations	147,694	—	3,237	150,931
Agency mortgage-backed securities	693,851	24,380	252,473	970,704
Asset-backed securities	474,830	30,000	—	504,830
Total repurchase agreements, gross amount recognized	$1,610,975	$54,380	$555,710	$2,221,065

12. Stock-Based Compensation

The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.0 million and $2.6 million in the three months ended September 30, 2017 and 2016, respectively, and $9.1 million and $8.9 million in the nine months ended September 30, 2017 and 2016, respectively.

The Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on January 1, 2017. The Company elected to change its method of accounting for forfeitures, as allowed by this guidance. In 2016 and prior years, accruals of compensation cost were reduced by an estimate of awards not expected to vest and further adjusted when actual forfeitures occurred. In 2017 and subsequent years, forfeitures will be accounted for when they occur and recognized in compensation cost at that time. The effect of this change, which was recognized as a cumulative-effect adjustment on January 1, 2017, increased equity and increased deferred tax assets by approximately $1.3 million. ASU 2016-09 also changed the classification of excess tax benefits and deficiencies arising from stock-based payment transactions, resulting in reductions in income tax expense of $4.5 million in the first quarter of 2017, $1.6 million in the second quarter of 2017 and $619 thousand in the third quarter of 2017.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2017, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	1,392,451	$34.67
Granted	242,244	57.31
Vested	(403,586)	30.87
Forfeited	(20,250)	40.72
Nonvested at September 30, 2017	1,210,859	$40.36

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

Weighted per share average fair value at grant date	$12.54
Assumptions:
Dividend yield	1.6%
Volatility	21.1%
Risk-free interest rate	2.4%
Expected term	7.0 years

A summary of SAR activity during the first nine months of 2017 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,324,954	$34.53
Granted	165,592	57.53
Forfeited	(9,448)	44.25
Expired	(837)	36.48
Exercised	(317,621)	30.86
Outstanding at September 30, 2017	1,162,640	$38.73	6.3 years	$21,821

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the September 30, 2017 and December 31, 2016 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2017 or the year ended December 31, 2016.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Assets:
Residential mortgage loans held for sale	$11,320	$—	$11,320	$—
Available for sale securities:
U.S. government and federal agency obligations	918,604	918,604	—	—
Government-sponsored enterprise obligations	469,414	—	469,414	—
State and municipal obligations	1,720,403	—	1,703,550	16,853
Agency mortgage-backed securities	2,756,973	—	2,756,973	—
Non-agency mortgage-backed securities	1,066,764	—	1,066,764	—
Asset-backed securities	1,736,966	—	1,736,966	—
Other debt securities	356,641	—	356,641	—
Equity securities	83,522	32,915	50,607	—
Trading securities	24,605	—	24,605	—
Private equity investments	50,254	—	—	50,254
Derivatives *	11,650	—	10,837	813
Assets held in trust for deferred compensation plan	12,311	12,311	—	—
Total assets	9,219,427	963,830	8,187,677	67,920
Liabilities:
Derivatives *	5,979	—	5,850	129
Liabilities held in trust for deferred compensation plan	12,311	12,311	—	—
Total liabilities	$18,290	$12,311	$5,850	$129
December 31, 2016
Assets:
Residential mortgage loans held for sale	$9,263	$—	$9,263	$—
Available for sale securities:
U.S. government and federal agency obligations	920,904	920,904	—	—
Government-sponsored enterprise obligations	449,998	—	449,998	—
State and municipal obligations	1,778,214	—	1,761,532	16,682
Agency mortgage-backed securities	2,685,931	—	2,685,931	—
Non-agency mortgage-backed securities	1,055,639	—	1,055,639	—
Asset-backed securities	2,381,301	—	2,381,301	—
Other debt securities	325,953	—	325,953	—
Equity securities	51,263	24,967	26,296	—
Trading securities	22,225	—	22,225	—
Private equity investments	50,820	—	—	50,820
Derivatives *	13,566	—	13,146	420
Assets held in trust for deferred compensation plan	10,261	10,261	—	—
Total assets	9,755,338	956,132	8,731,284	67,922
Liabilities:
Derivatives *	13,339	—	13,177	162
Liabilities held in trust for deferred compensation plan	10,261	10,261	—	—
Total liabilities	$23,600	$10,261	$13,177	$162
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2017
Balance June 30, 2017	$16,825	$53,557	$791	$71,173
Total gains or losses (realized/unrealized):
Included in earnings	—	(5,198)	(107)	(5,305)
Included in other comprehensive income *	19	—	—	19
Discount accretion	9	—	—	9
Purchases of private equity investments	—	2,185	—	2,185
Sale/pay down of private equity investments	—	(290)	—	(290)
Balance September 30, 2017	$16,853	$50,254	$684	$67,791
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2017	$—	$(5,198)	$764	$(4,434)
For the nine months ended September 30, 2017
Balance January 1, 2017	$16,682	$50,820	$258	$67,760
Total gains or losses (realized/unrealized):
Included in earnings	—	(8,028)	426	(7,602)
Included in other comprehensive income *	729	—	—	729
Investment securities called	(600)	—	—	(600)
Discount accretion	42	—	—	42
Purchases of private equity investments	—	9,269	—	9,269
Sale/pay down of private equity investments	—	(1,840)	—	(1,840)
Capitalized interest/dividends	—	33	—	33
Balance September 30, 2017	$16,853	$50,254	$684	$67,791
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2017	$—	$(7,853)	$775	$(7,078)
For the three months ended September 30, 2016
Balance June 30, 2016	$17,679	$62,813	$502	$80,994
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,921)	136	(2,785)
Included in other comprehensive income *	317	—	—	317
Investment securities called	(1,100)	—	—	(1,100)
Discount accretion	12	—	—	12
Purchases of private equity investments	—	2,894	—	2,894
Sale/pay down of private equity investments	—	(3,315)	—	(3,315)
Capitalized interest/dividends	—	15	—	15
Sale of risk participation agreement	—	—	(33)	(33)
Balance September 30, 2016	$16,908	$59,486	$605	$76,999
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2016	$—	$(2,921)	$926	$(1,995)
For the nine months ended September 30, 2016
Balance January 1, 2016	$17,195	$63,032	$69	$80,296
Total gains or losses (realized/unrealized):
Included in earnings	—	(6,645)	605	(6,040)
Included in other comprehensive income *	819	—	—	819
Investment securities called	(1,200)	—	—	(1,200)
Discount accretion	94	—	—	94
Purchases of private equity investments	—	8,735	—	8,735
Sale/pay down of private equity investments	—	(5,713)	—	(5,713)
Capitalized interest/dividends	—	77	—	77
Sale of risk participation agreement	—	—	(69)	(69)
Balance September 30, 2016	$16,908	$59,486	$605	$76,999
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2016	$—	$(6,545)	$868	$(5,677)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2017
Total gains or losses included in earnings	$(115)	$8	$(5,198)	$(5,305)
Change in unrealized gains or losses relating to assets still held at September 30, 2017	$756	$8	$(5,198)	$(4,434)
For the nine months ended September 30, 2017
Total gains or losses included in earnings	$407	$19	$(8,028)	$(7,602)
Change in unrealized gains or losses relating to assets still held at September 30, 2017	$756	$19	$(7,853)	$(7,078)
For the three months ended September 30, 2016
Total gains or losses included in earnings	$86	$50	$(2,921)	$(2,785)
Change in unrealized gains or losses relating to assets still held at September 30, 2016	$876	$50	$(2,921)	$(1,995)
For the nine months ended September 30, 2016
Total gains or losses included in earnings	$613	$(8)	$(6,645)	$(6,040)
Change in unrealized gains or losses relating to assets still held at September 30, 2016	$876	$(8)	$(6,545)	$(5,677)

Level 3 Inputs

The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $16.9 million at September 30, 2017, while private equity investments, included in non-marketable securities, totaled $50.3 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	2.8%	-	3.1%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.8
Mortgage loan commitments	Discounted cash flow	Probability of funding	50.9%	-	100.0%	79.1%
		Embedded servicing value	(.3)%	-	2.2%	1.1%

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first nine months of 2017 and 2016, and still held as of September 30, 2017 and 2016, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2017 and 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2017
Collateral dependent impaired loans	$1,468	$—	$—	$1,468	$(336)
Mortgage servicing rights	4,245	—	—	4,245	6
Foreclosed assets	50	—	—	50	(83)
Long-lived assets	3,033	—	—	3,033	(1,167)

September 30, 2016
Collateral dependent impaired loans	$1,756	$—	$—	$1,756	$(1,626)
Mortgage servicing rights	2,533	—	—	2,533	(7)
Foreclosed assets	47	—	—	47	(66)
Long-lived assets	2,232	—	—	2,232	(1,001)

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	September 30, 2017		December 31, 2016
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,834,037	$4,848,169	$4,776,365	$4,787,469
Real estate - construction and land	Level 3	921,609	933,862	791,236	800,426
Real estate - business	Level 3	2,700,174	2,712,002	2,643,374	2,658,093
Real estate - personal	Level 3	2,029,302	2,034,374	2,010,397	2,005,227
Consumer	Level 3	2,113,438	2,088,302	1,990,801	1,974,784
Revolving home equity	Level 3	391,308	391,419	413,634	414,499
Consumer credit card	Level 3	752,379	767,344	776,465	794,856
Overdrafts	Level 3	3,245	3,245	10,464	10,464
Loans held for sale	Level 2	17,337	17,337	14,456	14,456
Investment securities:
Available for sale	Level 1	951,519	951,519	945,871	945,871
Available for sale	Level 2	8,140,915	8,140,915	8,686,650	8,686,650
Available for sale	Level 3	16,853	16,853	16,682	16,682
Trading	Level 2	24,605	24,605	22,225	22,225
Non-marketable	Level 3	99,268	99,268	99,558	99,558
Federal funds sold	Level 1	32,630	32,630	15,470	15,470
Securities purchased under agreements to resell	Level 3	700,000	702,989	725,000	728,179
Interest earning deposits with banks	Level 1	105,422	105,422	272,275	272,275
Cash and due from banks	Level 1	461,724	461,724	494,690	494,690
Derivative instruments	Level 2	10,837	10,837	13,146	13,146
Derivative instruments	Level 3	813	813	420	420
Assets held in trust for deferred compensation plan	Level 1	12,311	12,311	10,261	10,261
Financial Liabilities
Non-interest bearing deposits	Level 1	$7,536,127	$7,536,127	$7,429,398	$7,429,398
Savings, interest checking and money market deposits	Level 1	11,091,200	11,091,200	11,430,789	11,430,789
Time open and certificates of deposit	Level 3	1,816,446	1,820,178	2,240,908	2,235,218
Federal funds purchased	Level 1	350,910	350,910	52,840	52,840
Securities sold under agreements to repurchase	Level 3	1,058,074	1,058,459	1,671,065	1,671,227
Other borrowings	Level 3	102,553	103,012	102,049	104,298
Derivative instruments	Level 2	5,850	5,850	13,177	13,177
Derivative instruments	Level 3	129	129	162	162
Liabilities held in trust for deferred compensation plan	Level 1	12,311	12,311	10,261	10,261

15. Legal and Regulatory Proceedings
On August 15, 2014, a customer filed a class action complaint against Commerce Bank in the Circuit Court, Jackson County, Missouri.  The case is Cassandra Warren, et al v. Commerce Bank (Case No. 1416-CV19197). In the case, the customer alleged violation of the Missouri usury statue in connection with Commerce Bank charging overdraft fees in connection with point-of-sale/debit and automated-teller machine cards.  On August 31, 2017, the Court ruled in favor of Commerce Bank on its motion for summary judgment. The time period for any appeal on the summary judgment ruling has run with no appeal filed; accordingly, the case has been concluded with no liability to Commerce Bank.

The Company has various other legal proceedings pending at September 30, 2017, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2016 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2017	2016		2017	2016
Per Share Data
Net income per common share — basic	$.71	$.65	*	$2.14	$1.94	*
Net income per common share — diluted	.71	.65	*	2.14	1.93	*
Cash dividends on common stock	.225	.214	*	.675	.643	*
Book value per common share				25.19	23.82	*
Market price				57.77	46.91	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	66.96%	64.33%		65.53%	63.53%
Non-interest bearing deposits to total deposits	35.07	35.02		34.52	34.43
Equity to loans (1)	19.61	19.56		19.21	19.29
Equity to deposits	13.13	12.58		12.59	12.26
Equity to total assets	10.74	10.46		10.40	10.15
Return on total assets	1.19	1.12		1.20	1.11
Return on common equity	11.35	10.97		11.85	11.28
(Based on end-of-period data)
Non-interest income to revenue (2)	40.10	41.06		40.00	41.18
Efficiency ratio (3)	60.44	62.25		61.25	62.04
Tier I common risk-based capital ratio				12.52	11.66
Tier I risk-based capital ratio				13.28	12.44
Total risk-based capital ratio				14.32	13.39
Tangible common equity to tangible assets ratio (4)				9.72	9.22
Tier I leverage ratio				10.16	9.58

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

	September 30
(Dollars in thousands)	2017	2016
Total equity	$2,704,477	$2,560,813
Less non-controlling interest	3,933	5,392
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	3,143	4,088
Total tangible common equity (a)	$2,413,696	$2,267,628
Total assets	$24,979,141	$24,734,468
Less goodwill	138,921	138,921
Less core deposit premium	3,143	4,088
Total tangible assets (b)	$24,837,077	$24,591,459
Tangible common equity to tangible assets ratio (a)/(b)	9.72%	9.22%

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2017	2016	% change	2017	2016	% change
Net interest income	$182,591	$171,243	6.6%	$543,671	$506,847	7.3%
Provision for loan losses	(10,704)	(7,263)	47.4	(32,590)	(25,918)	25.7
Non-interest income	122,242	119,319	2.4	362,392	354,913	2.1
Investment securities losses, net	(3,037)	(1,965)	54.6	(2,158)	(3,704)	(41.7)
Non-interest expense	(184,572)	(181,242)	1.8	(555,996)	(535,804)	3.8
Income taxes	(32,294)	(30,942)	4.4	(90,402)	(91,854)	(1.6)
Non-controlling interest (expense) income	338	(605)	N.M.	111	(668)	N.M.
Net income attributable to Commerce Bancshares, Inc.	74,564	68,545	8.8	225,028	203,812	10.4
Preferred stock dividends	(2,250)	(2,250)	—	(6,750)	(6,750)	—
Net income available to common shareholders	$72,314	$66,295	9.1%	$218,278	$197,062	10.8%

For the quarter ended September 30, 2017, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $74.6 million, an increase of $6.0 million, or 8.8%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.19%, the annualized return on average common equity was 11.35% and the efficiency ratio was 60.44%. Diluted earnings per common share was $.71, an increase of 9.2% compared to $.65 per share in the third quarter of 2016 and a decrease of 5.3% compared to $.75 per share in the previous quarter.

Compared to the third quarter of last year, net interest income increased $11.3 million, or 6.6%, mainly due to growth of $15.1 million in interest income on loans, partly offset by an increase of $3.5 million in deposits and borrowings interest expense. The provision for loan losses totaled $10.7 million for the current quarter, representing an increase of $3.4 million over the third quarter of 2016. Non-interest income increased $2.9 million, or 2.4%, compared to the third quarter of 2016, mainly due to combined growth of $4.6 million in trust, deposit and loan fee income, in addition to higher gains of $621 thousand on sales of equipment leased to customers.

Net investment securities losses totaled $3.0 million in the current quarter compared to $2.0 million in the same quarter last year. The current quarter losses included net losses in fair value on private equity investments of $5.2 million, partly offset by gains of $2.4 million resulting from the donation of appreciated securities to a charitable foundation.

Non-interest expense increased $3.3 million, or 1.8%, over the third quarter of 2016 primarily due to increases in salaries and benefits expense and the contribution of $2.5 million in appreciated securities as mentioned above, partly offset by expense reductions resulting from a new bank card agreement which went into effect in the current quarter. The securities contribution expense and the related securities gain resulted in a pre-tax loss of $110 thousand and tax benefits of $963 thousand. The Company made similar contributions to the foundation in the first and second quarters of 2017 and will consider this strategy again in the fourth quarter of this year.

Net income for the first nine months of 2017 was $225.0 million, an increase of $21.2 million, or 10.4%, over the same period last year. Diluted earnings per common share was $2.14, an increase of 10.9% compared to $1.93 per share in the same period last year. For the first nine months of 2017, the annualized return on average assets was 1.20%, the annualized return on average common equity was 11.85%, and the efficiency ratio was 61.25%. Net interest income increased $36.8 million, or 7.3%, over the same period last year. This growth was largely due to increases of $37.2 million in loan interest income and $5.6 million in investment securities interest income, offset by a $7.5 million increase in deposits and borrowings interest expense. The provision for loan losses was $32.6 million for the first nine months of 2017, up $6.7 million over the same period last year. During the first nine months of 2017, securities losses of $2.2 million were recorded compared to $3.7 million for the same period last year. Net losses in fair value on private equity investments totaled $8.0 million in the first nine months of 2017, partly offset by gains of $6.7 million resulting from securities donations during that period. Non-interest income increased $7.5 million, or 2.1%, over the first nine months of last year due to growth in trust, deposit and loan fees. Non-interest expense increased $20.2 million, or 3.8%, due to higher salaries and benefits expense of $13.9 million, in addition to securities contributions of $7.0 million, as mentioned above.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2017 vs. 2016			Nine Months Ended September 30, 2017 vs. 2016
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$606	$4,604	$5,210	$4,539	$9,908	$14,447
Real estate - construction and land	580	1,885	2,465	2,471	4,370	6,841
Real estate - business	2,545	1,585	4,130	7,834	1,336	9,170
Real estate - personal	689	(26)	663	2,569	(459)	2,110
Consumer	1,207	657	1,864	2,247	1,353	3,600
Revolving home equity	(150)	477	327	(483)	826	343
Consumer credit card	(312)	930	618	(626)	1,913	1,287
Overdrafts	—	—	—	—	—	—
Total interest on loans	5,165	10,112	15,277	18,551	19,247	37,798
Loans held for sale	(60)	13	(47)	(450)	35	(415)
Investment securities:
U.S. government and federal agency securities	1,172	(2,376)	(1,204)	3,214	(713)	2,501
Government-sponsored enterprise obligations	(141)	(714)	(855)	(3,367)	(2,683)	(6,050)
State and municipal obligations	(440)	(102)	(542)	207	(204)	3
Mortgage-backed securities	2,114	(58)	2,056	5,968	(840)	5,128
Asset-backed securities	(1,176)	1,766	590	(1,933)	4,651	2,718
Other securities	(320)	(967)	(1,287)	(1,199)	3,593	2,394
Total interest on investment securities	1,209	(2,451)	(1,242)	2,890	3,804	6,694
Federal funds sold and short-term securities purchased under
agreements to resell	17	41	58	7	68	75
Long-term securities purchased under agreements to resell	(453)	930	477	(1,618)	2,743	1,125
Interest earning deposits with banks	4	390	394	7	725	732
Total interest income	5,882	9,035	14,917	19,387	26,622	46,009
Interest expense:
Deposits:
Savings	15	(2)	13	39	8	47
Interest checking and money market	53	756	809	312	1,663	1,975
Time open & C.D.'s of less than $100,000	(67)	60	(7)	(199)	59	(140)
Time open & C.D.'s of $100,000 and over	(202)	800	598	(118)	1,968	1,850
Total interest on deposits	(201)	1,614	1,413	34	3,698	3,732
Federal funds purchased and securities sold under
agreements to repurchase	203	1,919	2,122	268	3,818	4,086
Other borrowings	(10)	10	—	(1,464)	1,103	(361)
Total interest expense	(8)	3,543	3,535	(1,162)	8,619	7,457
Net interest income, tax equivalent basis	$5,890	$5,492	$11,382	$20,549	$18,003	$38,552

Net interest income in the third quarter of 2017 was $182.6 million, an increase of $11.3 million over the third quarter of 2016. On a tax equivalent (T/E) basis, net interest income totaled $190.5 million in the third quarter of 2017, up $11.4 million over the same period last year and down $368 thousand from the previous quarter.  The increase in net interest income compared to the third quarter of 2016 was mainly due to higher interest income on loans (T/E) of $15.3 million. The increase in interest on loans was a result of higher loan yields on nearly all loan products, especially commercial loans, many of which have variable rates.

Interest income on investment securities (T/E) decreased $1.2 million from the third quarter of 2016, mainly due to lower interest income earned on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS), which is tied to the Consumer Price Index. The Company's net yield on earning assets (T/E) was 3.18% in the current quarter compared to 3.08% in the third quarter of 2016.

Total interest income (T/E) increased $14.9 million over the third quarter of 2016. Interest income on loans (T/E) was $141.4 million during the third quarter of 2017, and increased $15.3 million, or 12.1%, over the same quarter last year. The increase was due to growth of $595.3 million, or 4.6%, in average loan balances, and an increase of 27 basis points in average rates earned. Most of the increase in interest income occurred in the business, construction, and business real estate loan categories. The largest increase to interest income occurred in business loan interest, which grew $5.2 million due to higher average balances of $82.9 million, or 1.8%, coupled with a 38 basis point increase in the average rate earned. Construction loan interest grew $2.5 million, as average balances increased $66.2 million, or 8.1%, and the average rate earned increased 83 basis points. Business real estate loan interest increased $4.1 million due to an increase in average balances of $278.1 million, or 11.4%, with an increase of 22 basis points in the average rate earned. Interest on consumer loans increased $1.9 million over the same period last year as the average rate increased 11 basis points, coupled with a $122.4 million increase in average balances.

Interest income on investment securities (T/E) was $55.9 million during the third quarter of 2017, which was a decrease of $1.2 million from the same quarter last year. The decrease resulted mainly from lower TIPS interest of $1.8 million and lower interest earned on non-marketable securities and government-sponsored enterprise obligations, partly offset by increased earnings on mortgage-backed securities. A decrease of $1.3 million in interest income on non-marketable investments resulted largely from the receipt of $938 thousand on a private equity debt investment, which had previously been on non-accrual status, recorded in the third quarter of 2016. Interest income on government-sponsored enterprise obligations declined $855 thousand mainly due to a decline of 63 basis points in the average rate earned, coupled with a decline of $24.9 million in average balances. Higher interest on mortgage-backed securities of $2.1 million resulted from an increase of $352.4 million in average balances. Adjustments to premium amortization expense, due to slowing prepayment speeds on various mortgage-backed and asset-backed securities, increased interest income $635 thousand in the current quarter, compared to adjustments of $746 thousand in the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments) was $9.3 billion in the third quarter of 2017, compared to $9.1 billion in the third quarter of 2016.

Interest income on long-term securities purchased under agreements to resell increased $477 thousand over the third quarter of 2016, due to an increase in the average rate earned of 55 basis points, partly offset by lower balances invested of $103.8 million.

The average tax equivalent yield on total interest earning assets was 3.37% in the third quarter of 2017, up from 3.22% in the third quarter of 2016.

Total interest expense increased $3.5 million compared to the third quarter of 2016, due to a $1.4 million increase in interest expense on interest bearing deposits and a $2.1 million increase in interest expense on borrowings. The increase in deposit expense resulted mainly from an increase of four basis points in the overall average rate paid on deposits. Interest expense on C.D.'s of $100,000 and over rose $598 thousand due to a 22 basis point increase in average rates paid, but was partly offset by lower average balances of $108.7 million. In addition, interest expense on interest checking and money market accounts increased $809 thousand, resulting mainly from an increase of three basis points in the average rate paid. Interest expense on borrowings increased due to higher rates paid on customer repurchase agreements and overnight federal funds purchased. The overall average rate incurred on all interest bearing liabilities was .31% and .22% in the third quarters of 2017 and 2016, respectively.

Net interest income (T/E) for the first nine months of 2017 was $568.7 million compared to $530.1 million for the same period in 2016. For the first nine months of 2017, the net interest margin was 3.17% compared to 3.05% for the first nine months of 2016.

Total interest income (T/E) for the first nine months of 2017 increased $46.0 million over the same period last year, due to higher interest income on loans and investment securities. Loan interest income (T/E) rose $37.8 million due to a $733.9 million, or 5.7%, increase in total average loan balances and a 17 basis point increase in the average rate earned. Most of the increase in loan interest occurred in the business, business real estate and construction loan categories. The growth in interest income of $6.7 million on investment securities (T/E) was mainly due to an increase in the average rate earned of six basis points, coupled with an increase in average balances of $154.9 million. Increased earnings were recorded for U.S. government securities, partly due to higher TIPS interest of $704 thousand. Interest earned on non-marketable investments rose $2.5 million mainly due to one-time interest receipts of $2.7 million on a private equity investment in the first quarter of 2017, partly offset by the $938 thousand receipt in 2016 mentioned previously. Other increases in interest income occurred in mortgage-backed and asset-backed securities, which grew $5.1 million and $2.7 million, respectively. These increases were partly offset by lower interest earned on government-

sponsored enterprise obligations of $6.1 million, which saw declines in average balances and rates earned. Interest income on long-term resell agreements grew $1.1 million due to higher average rates earned.

Total interest expense for the first nine months of 2017 increased $7.5 million compared to last year. Interest expense on interest bearing deposits increased $3.7 million, mainly due to a four basis point increase in the overall average rate paid. The overall rate increase included an increase of 18 basis points in rates paid on C.D.'s of $100,000 and over, in addition to a slight increase in rates paid on interest checking and money market account balances. Interest expense on borrowings increased $3.7 million, mainly due to higher rates paid on federal funds purchased and repurchase agreements. Interest expense on FHLB borrowings declined $412 thousand, mainly due to lower average balances, partly offset by higher rates paid. The overall cost of total interest bearing liabilities increased to .29% compared to .22% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2017	2016	% change	2017	2016	% change
Bank card transaction fees	$44,521	$47,006	(5.3)%	$132,724	$136,541	(2.8)%
Trust fees	34,620	30,951	11.9	99,754	90,435	10.3
Deposit account charges and other fees	22,659	22,241	1.9	67,462	64,260	5.0
Capital market fees	1,755	2,751	(36.2)	6,253	7,976	(21.6)
Consumer brokerage services	3,679	3,375	9.0	11,054	10,375	6.5
Loan fees and sales	3,590	3,123	15.0	10,849	8,829	22.9
Other	11,418	9,872	15.7	34,296	36,497	(6.0)
Total non-interest income	$122,242	$119,319	2.4%	$362,392	$354,913	2.1%
Non-interest income as a % of total revenue*	40.1%	41.1%		40.0%	41.2%
* Total revenue includes net interest income and non-interest income.

For the third quarter of 2017, total non-interest income amounted to $122.2 million compared with $119.3 million in the same quarter last year, which was an increase of $2.9 million, or 2.4%. The increase was mainly due to growth in trust, deposit, swap and loan fee income, partly offset by lower bank card and capital market fees.

Bank card transaction fees for the current quarter decreased $2.5 million from the same quarter last year, mainly due to a decline in merchant fees of $1.2 million, coupled with a decline in corporate card fees of $1.5 million. The decline in merchant fees from the previous year resulted from the loss of several large customers over the last 12 months, while lower corporate card fees resulted from reduced margins earned on corporate card sales transactions compared to the same period last year. The table below is a summary of bank card transaction fees for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2017	2016	% change	2017	2016	% change
Debit card fees	$9,985	$9,913.7%		$29,952	$29,330	2.1%
Credit card fees	6,371	6,245	2.0	18,594	18,192	2.2
Merchant fees	5,600	6,828	(18.0)	17,739	20,857	(14.9)
Corporate card fees	22,565	24,020	(6.1)	66,439	68,162	(2.5)
Total bank card transaction fees	$44,521	$47,006	(5.3)%	$132,724	$136,541	(2.8)%

Trust fees for the quarter increased $3.7 million, or 11.9%, over the same quarter last year, resulting mainly from continued growth in private client trust fees, which were up $2.7 million, or 11.7%. Deposit account fees increased $418 thousand, or 1.9%, over the same quarter last year, as deposit account service charges increased $606 thousand, or 11.4%, while corporate cash management fees decreased $365 thousand, or 4.0%. Consumer brokerage fees grew $304 thousand, or 9.0%, while capital market fees declined $996 thousand on lower trading securities income. Loan fees and sales increased $467 thousand, or 15.0%, this quarter mainly due to higher mortgage banking revenue related to the Company's fixed rate residential mortgage sale program. Other non-interest income increased $1.5 million compared to the same quarter last year, partly due to higher gains of $621 thousand on sales of leased assets to customers upon lease termination. In addition, fees from interest rate swap sales grew $457 thousand this quarter compared with the same quarter last year, while foreign exchange transaction fees were higher by $401 thousand.
Non-interest income for the first nine months of 2017 was $362.4 million compared to $354.9 million in the first nine months of 2016, resulting in an increase of $7.5 million, or 2.1%. Bank card fees decreased $3.8 million, or 2.8%, as a result of declines in merchant fees of $3.1 million, or 14.9%, and corporate card fees of $1.7 million, or 2.5%, partly offset by increases of $622 thousand in debit card fees and $402 thousand in credit card fees. Trust fee income increased $9.3 million, or 10.3%, as a result of growth in private client and institutional trust fees. Deposit account fees increased $3.2 million, or 5.0%, mainly due to growth of $2.2 million in deposit account service charges and $942 thousand in overdraft and return item fees. Loan fees and sales increased $2.0 million, or 22.9%, due to higher mortgage banking revenue. Consumer brokerage fees rose $679 thousand due to higher mutual fund and advisory fee income, while capital market fees decreased $1.7 million, or 21.6%, due to continued lower sales volume. Other non-interest income decreased $2.2 million, or 6.0%, mainly due to lower gains on sales of branch properties, lower fees from sales of interest rate swaps, and a trust-related income settlement recorded in the prior year which did not reoccur in the current period. These declines were partly offset by higher gains on leased asset sales in the current period.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
Private equity investments	$(5,423)	$(1,965)	$(8,263)	$(3,457)
Donations of securities	2,391	—	6,707	—
Other	(5)	—	(602)	(247)
Total investment securities gains (losses), net	$(3,037)	$(1,965)	$(2,158)	$(3,704)

Net securities losses amounted to $3.0 million in the third quarter of 2017 and $2.0 million in the same period last year.  For the nine months ended September 30, net securities losses totaled $2.2 million in 2017 and $3.7 million in 2016.  The net losses for both the current quarter and the first nine months of 2017 were mainly comprised of realized and unrealized losses on the Company’s private equity securities, offset by realized gains recorded on the donation of appreciated securities to a charitable foundation.  For the first nine months of 2017, credit-related impairment losses totaled $372 thousand, compared to $270 thousand in the same period last year.  In 2016, a gain of $1.8 million was recorded which resulted from the withdrawal of a private equity fund as required under Volker Rule requirements.  The portion of private equity activity attributable to minority interests is reported as non-controlling in the consolidated statements of income and resulted in income of $1.1 million during the first nine months of 2017 and $144 thousand during the first nine months of 2016.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2017	2016	% change	2017	2016	% change
Salaries and employee benefits	$111,382	$107,004	4.1%	$332,580	$318,671	4.4%
Net occupancy	11,459	12,366	(7.3)	34,332	34,761	(1.2)
Equipment	4,491	4,842	(7.2)	13,876	14,257	(2.7)
Supplies and communication	5,517	5,968	(7.6)	16,672	18,490	(9.8)
Data processing and software	22,700	23,663	(4.1)	69,153	69,332	(.3)
Marketing	4,676	4,399	6.3	12,388	12,601	(1.7)
Deposit insurance	3,479	3,576	(2.7)	10,542	9,884	6.7
Other	20,868	19,424	7.4	66,453	57,808	15.0
Total non-interest expense	$184,572	$181,242	1.8%	$555,996	$535,804	3.8%

Non-interest expense for the third quarter of 2017 amounted to $184.6 million, an increase of $3.3 million, or 1.8%, compared with $181.2 million in the third quarter of last year. Salaries expense increased $5.3 million, or 5.9%, mainly due to higher full-time salaries and incentive compensation costs. Employee benefits expense totaled $15.6 million, reflecting a decline of $957 thousand, or 5.8%, mostly on lower medical costs. Growth in salaries expense resulted partly from higher staffing costs, mainly in the areas of commercial and consumer banking, wealth and information technology business units. Full-time equivalent employees totaled 4,811 at September 30, 2017 compared to 4,778 at September 30, 2016. Occupancy costs decreased $907 thousand, or 7.3%, mostly due to lower rent expense on leased properties during the third quarter of 2017 and demolition costs for a branch facility during the third quarter of 2016, which did not recur this quarter. Supplies and communication expense declined $451 thousand, or 7.6%, mainly due to lower issuance costs for credit and debit cards. Data processing expense decreased $963 thousand, or 4.1%, mainly due to incentives received related to the renegotiation of a bank card processing agreement, as mentioned above, partly offset by higher online subscription service expense. Equipment costs declined $351 thousand mainly due to lower depreciation expense. Other non-interest expense increased $1.4 million, or 7.4%, compared to the same period in the previous year. This increase was mainly due to the donation of $2.5 million in appreciated securities to a charitable foundation, as previously mentioned. In addition, lower deferred loan origination costs and higher impairment costs on surplus branch sites were recorded. These increases were partly offset by lower bank card operating costs resulting from the new agreement, which declined approximately $1.2 million in the current quarter.

For the first nine months of 2017, non-interest expense amounted to $556.0 million, an increase of $20.2 million, or 3.8%, compared with $535.8 million in the same period last year. Salaries and benefits expense increased $13.9 million, or 4.4%, mainly due to higher full-time salaries and incentives expense. Supplies and communication expense decreased $1.8 million, or 9.8%. This decrease was mainly the result of higher chip card reissue costs last year that have now declined. FDIC insurance costs grew $658 thousand, or 6.7%, due to higher insurance rates that were effective July 1, 2016. Other non-interest expense increased $8.6 million, or 15.0%, mainly due to donations of $7.0 million in appreciated securities in the current period. Higher costs were also recorded in professional fees, bank card rewards expense, and impairment losses on surplus branch sites, in addition to lower deferred loan origination costs. Partly offsetting these increases were lower bank card operating costs due to the new agreement mentioned above. Excluding the donation expense, total non-interest expense grew 2.5% over the prior year.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	2017	2016
Provision for loan losses	$10,704	$10,758	$7,263	$32,590	$25,918
Net loan charge-offs (recoveries):
Commercial:
Business	195	318	(50)	610	348
Real estate-construction and land	(362)	(207)	(2,312)	(1,104)	(2,830)
Real estate-business	(106)	(10)	(106)	(155)	(1,378)
Commercial net loan charge-offs (recoveries)	(273)	101	(2,468)	(649)	(3,860)
Personal Banking:
Real estate-personal	(137)	(131)	(78)	(249)	32
Consumer	3,057	2,642	2,240	7,795	6,620
Revolving home equity	(19)	104	79	92	242
Consumer credit card	7,631	7,750	6,356	22,529	18,924
Overdrafts	445	292	434	1,172	960
Personal banking net loan charge-offs	10,977	10,657	9,031	31,339	26,778
Total net loan charge-offs	$10,704	$10,758	$6,563	$30,690	$22,918

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	2017	2016
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.02%	.03%	—%	.02%	.01%
Real estate-construction and land	(.16)	(.10)	(1.12)	(.17)	(.49)
Real estate-business	(.02)	—	(.02)	(.01)	(.08)
Commercial net loan charge-offs (recoveries)	(.01)	—	(.12)	(.01)	(.07)
Personal Banking:
Real estate-personal	(.03)	(.03)	(.02)	(.02)	—
Consumer	.59	.53	.46	.52	.46
Revolving home equity	(.02)	.10	.08	.03	.08
Consumer credit card	4.09	4.25	3.37	4.07	3.38
Overdrafts	40.37	26.00	37.11	35.98	28.84
Personal banking net loan charge-offs	.83	.83	.71	.81	.71
Total annualized net loan charge-offs	.31%	.32%	.20%	.30%	.24%
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

Net loan charge-offs in the third quarter of 2017 amounted to $10.7 million, compared with $10.8 million in the prior quarter and $6.6 million in the third quarter of last year. During the third quarter of 2017, the Company recorded net recoveries on commercial loans of $273 thousand, compared to net charge-offs of $101 thousand in the prior quarter and net recoveries of $2.5 million in the third quarter of last year. Net charge-offs on consumer loans increased $415 thousand compared to the prior quarter, while net charge-offs on revolving home equity and consumer credit cards loans declined by $123 thousand and $119 thousand, respectively. Additionally, net loan charge-offs on overdrafts increased $153 thousand during the third quarter of 2017, compared to the prior quarter. Compared to the third quarter of 2016, net charge-offs on consumer and consumer credit card loans increased $817 thousand and $1.3 million, respectively.

For the three months ended September 30, 2017, annualized net charge-offs on average consumer credit card loans totaled 4.09%, compared with 4.25% in the previous quarter and 3.37% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .59%, compared to .53% in the prior quarter and .46% in the same period last year.  Annualized net charge-offs on personal real estate loans also remained low this quarter.  In the third quarter of 2017, total annualized net loan charge-offs were .31%, compared to .32% in the previous quarter and .20% in the same period last year.

In the current quarter, the provision for loan losses totaled $10.7 million, a slight decease compared to $10.8 million in the prior quarter. In both quarters, the provision for loan losses matched net loan charge-offs.  During the third quarter of 2016, the provision for loan losses totaled $7.3 million and exceeded net loan charge-offs by $700 thousand.

For the nine months ended September 30, 2017, net loan charge-offs totaled $30.7 million, compared to $22.9 million in 2016.  The increase in net loan charge-offs resulted mainly from an increase in consumer credit card loan net charge-offs, which increased $3.6 million, and $3.2 million fewer net recoveries on commercial loans.  Additionally, net charge-offs on consumer loans increased $1.2 million. The provision for loan losses for the first nine months of 2017 was $32.6 million and increased $6.7 million compared to the previous year. The increase in provision expense was the result of higher net loan losses during the nine months ended September 30, 2017 compared to the same period in the prior year.

At September 30, 2017, the allowance for loan losses amounted to $157.8 million and was 1.15% of total loans and more than ten times total non-accrual loans. At December 31, 2016, the allowance for loan losses amounted to $155.9 million and was 1.16% of total loans.

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

(Dollars in thousands)	September 30, 2017	December 31, 2016
Non-accrual loans	$13,640	$14,283
Foreclosed real estate	1,063	366
Total non-performing assets	$14,703	$14,649
Non-performing assets as a percentage of total loans	.11%	.11%
Non-performing assets as a percentage of total assets	.06%	.06%
Total loans past due 90 days and still accruing interest	$16,464	$16,396

Non-accrual loans, which are also classified as impaired, totaled $13.6 million at September 30, 2017, and decreased $643 thousand from balances at December 31, 2016. The decrease occurred mainly in business loans, which decreased $1.9 million, partly offset by an increase of $1.1 million in consumer loans. At September 30, 2017, non-accrual loans were comprised mainly of business (50.0%), personal real estate (21.0%), and business real estate (17.2%) loans. Foreclosed real estate totaled $1.1 million at September 30, 2017, an increase of $697 thousand when compared to December 31, 2016. Total loans past due 90 days or more and still accruing interest were $16.5 million as of September 30, 2017, an increase of $68 thousand when compared to December 31, 2016. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $172.4 million at September 30, 2017 compared with $99.5 million at December 31, 2016, resulting in an increase of $73.0 million, or 73.4%.

(In thousands)	September 30, 2017	December 31, 2016
Potential problem loans:
Business	$109,686	$43,438
Real estate – construction and land	3,270	1,172
Real estate – business	53,537	52,913
Real estate – personal	5,955	1,955
Total potential problem loans	$172,448	$99,478

At September 30, 2017, the Company had $73.1 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $51.0 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.7% of total loans outstanding at September 30, 2017. The largest component of construction and land loans was commercial construction, which grew $158.9 million during the nine months ended September 30, 2017. At September 30, 2017, multi-family residential construction loans totaled approximately $225.0 million, or 34.0%, of the commercial construction loan portfolio.

(Dollars in thousands)	September 30, 2017	% of Total	% of Total Loans	December 31, 2016	% of Total	% of Total Loans
Residential land and land development	$82,686	9.0%	.6%	$86,373	10.9%	.6%
Residential construction	124,040	13.4	.9	132,334	16.8	1.0
Commercial land and land development	52,480	5.7	.4	69,057	8.7	.5
Commercial construction	662,403	71.9	4.8	503,472	63.6	3.8
Total real estate - construction and land loans	$921,609	100.0%	6.7%	$791,236	100.0%	5.9%

Real Estate – Business Loans
Total business real estate loans were $2.7 billion at September 30, 2017 and comprised 19.6% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2017, 36.9% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	September 30, 2017	% of Total	% of Total Loans	December 31, 2016	% of Total	% of Total Loans
Owner-occupied	$995,922	36.9%	7.2%	$1,004,238	38.0%	7.5%
Office	362,477	13.4	2.6	319,638	12.1	2.4
Retail	351,671	13.0	2.6	344,221	13.0	2.5
Multi-family	293,299	10.9	2.1	255,369	9.7	1.9
Hotels	170,302	6.3	1.2	174,207	6.6	1.3
Farm	162,951	6.0	1.2	173,210	6.6	1.3
Industrial	90,167	3.4	.7	122,940	4.6	.9
Other	273,385	10.1	2.0	249,551	9.4	1.9
Total real estate - business loans	$2,700,174	100.0%	19.6%	$2,643,374	100.0%	19.7%

Real Estate – Personal Loans
The Company's $2.0 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 43, recent loss rates have remained low, and at September 30, 2017, loans past due over 30 days increased $1.5 million; however, non-accrual loans decreased $540 thousand compared to December 31, 2016. Also, as shown in Note 2, only 3.6% of this portfolio has FICO scores of less than 660. Approximately $29.5 million, or 1.5%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At September 30, 2017, loans with no mortgage insurance and an original LTV higher than 80% totaled $172.3 million compared to $158.8 million at December 31, 2016.

Revolving Home Equity Loans
The Company had $391.3 million in revolving home equity loans at September 30, 2017 that were generally collateralized by residential real estate. Most of these loans (92.6%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2017, the outstanding principal of loans with an original LTV higher than 80% was $52.9 million, or 13.5% of the portfolio, compared to $55.1 million as of December 31, 2016. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $3.0 million at September 30, 2017 compared to $2.2 million at December 31, 2016.  The weighted average FICO score for the total current portfolio balance is 793. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2017 through 2019, approximately 15% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 87% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, marine and RVs. Outstanding balances for auto loans were $1.0 billion and $972.5 million at September 30, 2017 and December 31, 2016, respectively. The balances over 30 days past due amounted to $14.1 million at September 30, 2017 compared to $13.8 million at the end of 2016, and comprised 1.4% of the outstanding balances of these loans at both September 30, 2017 and December 31, 2016. For the nine months ended September 30, 2017, $383.7 million of new auto loans were originated, compared to $431.0 million during the full year of 2016.  At September 30, 2017, the automobile loan portfolio had a weighted average FICO score of 749.
The Company's balance of marine and RV loans totaled $78.5 million at September 30, 2017, compared to $102.4 million at December 31, 2016, and the balances over 30 days past due amounted to $3.2 million at September 30, 2017 compared to $4.3 million at the end of 2016. The net charge-offs on marine and RV loans increased slightly from $858 thousand in the first nine months of 2016 to $1.0 million in the first nine months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2017 of $752.4 million in consumer credit card loans outstanding, approximately $157.2 million, or 20.9%, carried a low promotional rate. Within the next six months, $44.1 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $116.1 million at September 30, 2017, as shown in the table below. As of September 30, 2017, there were $5.5 million of energy loans, or 4.7%, of the energy portfolio, with a "substandard" rating or on non-accrual status, compared to $8.0 million, or 4.6% of the energy portfolio, at December 31, 2016. At December 31, 2016, there were non-accrual loans of $847 thousand included in these amounts, while there were no non-accrual energy loans at September 30, 2017. There were no energy loans 90 days past due and still accruing interest at September 30, 2017 or December 31, 2016.

(In thousands)	September 30, 2017	December 31, 2016	Unfunded commitments at September 30, 2017
Extraction	$78,869	$103,011	$47,011
Mid-stream shipping and storage	8,158	22,985	61,871
Downstream distribution and refining	18,106	30,231	31,713
Support activities	10,919	15,296	22,696
Total energy lending portfolio	$116,052	$171,523	$163,291

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $917.2 million at September 30, 2017, compared to $836.1 million at December 31, 2016. Additional unfunded commitments at September 30, 2017 totaled $1.4 billion.

Income Taxes
Income tax expense was $32.3 million in the third quarter of 2017, compared to $30.9 million in the third quarter of 2016. The Company's effective tax rate, including the effect of non-controlling interest, was 30.2% in the third quarter of 2017, compared to 31.1% in the third quarter of 2016. For the nine months ended September 30, 2017, income tax expense was $90.4 million, compared to $91.9 million for the nine months ended September 30, 2016. The Company's effective tax rate, including the effect of non-controlling interest, was 28.7% for the first nine months of 2017, compared to 31.1% for the nine months ended September 30, 2016. The lower effective tax rate for the first nine months of 2017 was primarily due to the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" on January 1, 2017, as well as tax benefits related to the donation of appreciated securities to a charitable foundation. The adoption of ASU 2016-09 requires all excess tax benefits and tax deficiencies arising from share-based award payments to be recognized as income tax expense or benefit in the income statement, while in previous periods these benefits and deficiencies were recognized in equity. The amount of excess tax benefits (net of tax deficiencies) recognized as a reduction to income tax expense was $4.5 million in the first quarter of 2017, $1.6 million in the second quarter of 2017, and $619 thousand in the third quarter of 2017. These tax benefits are expected to be seasonally higher in the first quarter of each year when the majority of the Company’s equity compensation vests. Additionally, the donation of appreciated securities to a charitable foundation provided tax benefits of $2.7 million for the first nine months of 2017.

Financial Condition

Balance Sheet

Total assets of the Company were $25.0 billion at September 30, 2017 and $25.6 billion at December 31, 2016. Earning assets (excluding the allowance for loan losses and fair value adjustments on investment securities) amounted to $23.7 billion at September 30, 2017 and $24.2 billion at December 31, 2016, and consisted of 58% in loans and 38% in investment securities.

At September 30, 2017, total loans increased $332.8 million, or 2.5%, compared with balances at December 31, 2016. This increase was mainly due to growth in construction loans and consumer loans, which increased $130.4 million and $122.6 million, respectively. The increase in construction loans primarily resulted from growth in commercial construction projects. Consumer loans, which includes automobile, marine and RV, fixed rate home equity, and other consumer loans, and increased largely because of growth in automobile and other consumer lending activity. Higher demand for automobile loans, coupled with growth in patient health care and private banking lending activities grew loan balances $141.3 million. However, fixed rate home equity loans decreased by $6.1 million and marine and RV loans continued to run off during the period by $23.9 million. Business loans increased $57.7 million during the first nine months of the year primarily due to higher commercial credit card lending activity, while business real estate loans grew by $56.8 million over year end balances due to growth in multi-family residential projects. Personal real estate loan balances increased $18.9 million during the first nine months of 2017; however, the Company originated and sold $151.8 million of longer-term fixed rate loans during the first nine months of 2017 compared to $107.9 million in the same period of 2016. Consumer credit card loans and revolving home equity loans declined $24.1 million and $22.3 million, respectively.

Available for sale investment securities, excluding fair value adjustments, decreased by $628.7 million at September 30, 2017 compared to December 31, 2016. Purchases of securities during this period totaled $1.1 billion, offset by sales, maturities, and pay downs of $1.7 billion. The largest decreases in outstanding balances occurred in asset-backed securities and state and municipal obligations, which decreased $654.2 million and $91.5 million, respectively. These decreases were partially offset by an increase in agency mortgage-backed securities of $66.4 million. At September 30, 2017, the duration of the investment portfolio was 3.0 years, and maturities and pay downs of approximately $1.5 billion are expected to occur during the next 12 months.

Total deposits at September 30, 2017 amounted to $20.4 billion and decreased $657.3 million compared to deposit balances at December 31, 2016. The decline in deposits was driven by decreases in certificates of deposit (C.D.'s) of $424.5 million, or 18.9%, mainly in jumbo C.D.s, as well as declines in interest checking deposits of $251.2 million, or 19.7%, and money market deposits of $140.6 million, or 1.5%. These decreases were offset by growth in savings accounts of $52.2 million, or 6.7%. Additionally, non-interest bearing deposits increased $106.7 million, or 1.4%, mainly due to an increase of $139.1 million in business accounts, partially offset by a decrease of $43.7 million in trust accounts.

Total borrowings were $1.5 billion at September 30, 2017 compared to $1.8 billion at December 31, 2016. Short-term borrowings of federal funds purchased and customer repurchase agreements totaled $1.4 billion at September 30, 2017, a decrease of $314.9 million from balances of $1.7 billion at December 31, 2016. The overall decrease in these balances was due to a decrease of $613.0 million in customer repurchase agreements, offset by an increase of $298.1 million in federal funds purchased.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2017	June 30, 2017	December 31, 2016
Liquid assets:
Available for sale investment securities	$9,109,287	$9,439,701	$9,649,203
Federal funds sold	32,630	16,520	15,470
Long-term securities purchased under agreements to resell	700,000	625,000	725,000
Balances at the Federal Reserve Bank	105,422	80,860	272,275
Total	$9,947,339	$10,162,081	$10,661,948

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $32.6 million as of September 30, 2017. Long-term resale agreements, maturing through 2021, totaled $700.0 million at September 30, 2017. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $725.7 million in fair value at September 30, 2017. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $105.4 million at September 30, 2017. The fair value of the available for sale investment portfolio was $9.1 billion at September 30, 2017 and included an unrealized net gain in fair value of $137.7 million. The total net unrealized gain included net gains of $20.3 million on mortgage-backed securities, $33.3 million on state and municipal obligations, and $78.1 million on common and preferred stock held by the Parent.

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

(In thousands)	September 30, 2017	June 30, 2017	December 31, 2016
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$91,819	$99,541	$115,858
FHLB borrowings and letters of credit	14,363	15,560	17,781
Securities sold under agreements to repurchase *	1,752,650	1,747,101	2,447,835
Other deposits and swaps	1,845,395	2,032,334	1,773,017
Total pledged securities	3,704,227	3,894,536	4,354,491
Unpledged and available for pledging	3,605,134	3,718,231	3,516,648
Ineligible for pledging	1,799,926	1,826,934	1,778,064
Total available for sale securities, at fair value	$9,109,287	$9,439,701	$9,649,203
* Includes securities pledged for collateral swaps, as discussed in Note 11 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2017, such deposits totaled $18.6 billion and represented 91.1% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.2 billion at September 30, 2017. These accounts are normally considered more volatile and higher costing and comprised 5.7% of total deposits at September 30, 2017.

(In thousands)	September 30, 2017	June 30, 2017	December 31, 2016
Core deposit base:
Non-interest bearing	$7,536,127	$7,314,506	$7,429,398
Interest checking	1,024,748	1,169,605	1,275,899
Savings and money market	10,066,452	10,258,010	10,154,890
Total	$18,627,327	$18,742,121	$18,860,187

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	September 30, 2017	June 30, 2017	December 31, 2016
Borrowings:
Federal funds purchased	$350,910	$253,510	$52,840
Securities sold under agreements to repurchase	1,058,074	1,002,934	1,671,065
FHLB advances	100,000	100,000	100,000
Other debt	2,553	1,903	2,049
Total	$1,511,537	$1,358,347	$1,825,954

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.1 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $100.0 million at September 30, 2017. These advances have fixed interest rates and mature in the fourth quarter of 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2017.

	September 30, 2017
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,694,364	$1,314,120	$4,008,484
Advances outstanding	(100,000)	—	(100,000)
Letters of credit issued	(428,935)	—	(428,935)
Available for future advances	$2,165,429	$1,314,120	$3,479,549

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $182.7 million during the first nine months of 2017, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of

$334.3 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $321.2 million. Activity in the investment securities portfolio provided cash of $681.2 million from sales, maturities and pay downs (net of purchases), which was partly offset by a net increase in loans of $364.8 million. Financing activities used cash of $838.2 million, largely resulting from a decrease in total deposits of $437.0 million. In addition, borrowings of federal funds purchased and securities sold under agreements to repurchase decreased $314.9 million, and cash was used to fund dividends paid on common and preferred stock of $75.5 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2017 and December 31, 2016, as shown in the following table.

(Dollars in thousands)	September 30, 2017	December 31, 2016	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$18,829,003	$18,994,730
Tier I common risk-based capital	2,356,506	2,207,370
Tier I risk-based capital	2,501,290	2,352,154
Total risk-based capital	2,695,373	2,529,675
Tier I common risk-based capital ratio	12.52%	11.62%	7.00%	6.50%
Tier I risk-based capital ratio	13.28%	12.38%	8.50%	8.00%
Total risk-based capital ratio	14.32%	13.32%	10.50%	10.00%
Tier I leverage ratio	10.16%	9.55%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market. The Company purchased 200,330 shares at an average price of $56.51 during the nine months ended September 30, 2017, which was related to stock-based compensation transactions. At September 30, 2017, 3,558,345 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock each quarter thus far in 2017, which was a 5% increase compared to its 2016 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2017 totaled $10.6 billion (including approximately $5.1 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $338.4 million and $13.0 million, respectively, at September 30, 2017. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.1 million at September 30, 2017.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first nine months of 2017, purchases and sales of tax credits amounted to $58.6 million and $44.9 million, respectively. Fees from sales of tax credits were $2.6 million for the nine months ended September 30, 2017, compared to $2.4 million in the same period last year. At September 30, 2017, the Company expected to fund outstanding purchase commitments of $59.3 million during the remainder of 2017 and $69.7 million in 2018.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2017 and 2016.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2017
Net interest income	$207,421	$243,517	$35,515	$486,453	$57,218	$543,671
Provision for loan losses	(31,531)	959	(9)	(30,581)	(2,009)	(32,590)
Non-interest income	101,211	144,781	116,961	362,953	(561)	362,392
Investment securities losses, net	—	—	—	—	(2,158)	(2,158)
Non-interest expense	(217,733)	(219,307)	(90,323)	(527,363)	(28,633)	(555,996)
Income before income taxes	$59,368	$169,950	$62,144	$291,462	$23,857	$315,319
Nine Months Ended September 30, 2016
Net interest income	$201,166	$231,780	$32,604	$465,550	$41,297	$506,847
Provision for loan losses	(26,533)	3,919	(120)	(22,734)	(3,184)	(25,918)
Non-interest income	97,165	149,240	107,696	354,101	812	354,913
Investment securities losses, net	—	—	—	—	(3,704)	(3,704)
Non-interest expense	(209,660)	(211,450)	(85,116)	(506,226)	(29,578)	(535,804)
Income before income taxes	$62,138	$173,489	$55,064	$290,691	$5,643	$296,334
Increase (decrease) in income before income taxes:
Amount	$(2,770)	$(3,539)	$7,080	$771	$18,214	$18,985
Percent	(4.5)%	(2.0)%	12.9%	.3%	322.8%	6.4%

Consumer

For the nine months ended September 30, 2017, income before income taxes for the Consumer segment decreased $2.8 million, or 4.5%, compared to the first nine months of 2016. This decrease in income before taxes was mainly due to higher non-interest expense of $8.1 million, or 3.9%, and an increase in the provision for loan losses of $5.0 million, or 18.8%. These increases in expense were partly offset by growth in non-interest income of $4.0 million, or 4.2%, and net interest income of $6.3 million, or 3.1%. Net interest income increased due to a $7.0 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $751 thousand in loan interest income. Non-interest income increased mainly due to growth in deposit fees (mainly deposit account service fees and overdraft and return item fees), bank card fees, and mortgage banking revenue. Non-interest expense increased over the same period in the previous year due to higher allocated support costs, mainly administrative, online banking and information technology. In addition, salaries expense increased over the previous year, while supplies and communication expense decreased due to higher chip card reissue costs last year that have now declined. The provision for loan losses totaled $31.5 million, a $5.0 million increase over the first nine months of 2016, which was mainly due to higher credit card loan net charge-offs.

Commercial

For the nine months ended September 30, 2017, income before income taxes for the Commercial segment decreased $3.5 million, or 2.0%, compared to the same period in the previous year. This decrease was mainly due to lower non-interest income, higher non-interest expense and an increase in the provision for loan losses. These decreases in income before taxes were partially offset by growth in net interest income. Net interest income increased $11.7 million, or 5.1%, due to an increase in loan interest income, partly offset by a decline in net allocated funding credits and higher interest expense on deposits and customer repurchase agreements. Non-interest income decreased $4.5 million, or 3.0%, from the previous year due to lower bank card fees, swap fees, and capital market fees. These decreases were partly offset by growth in deposit account fees. Non-interest expense increased $7.9 million, or 3.7%, mainly due to increases in salaries and benefits expense and allocated service and support costs, partly offset by lower bank card costs. The provision for loan losses increased $3.0 million over the same period last year, due to lower net recoveries on construction and business real estate loans.

Wealth

Wealth segment pre-tax profitability for the nine months ended September 30, 2017 increased $7.1 million, or 12.9%, over the same period in the previous year. Net interest income increased $2.9 million, or 8.9%, mainly due to an increase in loan interest income. Non-interest income increased $9.3 million, or 8.6%, over the prior year largely due to higher private client and institutional trust fees, brokerage fees and cash sweep fees. These increases were partly offset by a trust-related settlement received in the second quarter of 2016. Non-interest expense increased $5.2 million, or 6.1%, mainly due to higher salary and benefit costs, professional fees and allocated support costs. The provision for loan losses decreased $111 thousand, mainly due to lower revolving home equity loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $18.2 million. This increase was mainly due to higher unallocated net interest income of $15.9 million and lower non-interest expense of $945 thousand, offset by lower non-interest income of $1.4 million. Unallocated securities losses were $2.2 million in the first nine months of 2017 compared to losses of $3.7 million in 2016. Also, the unallocated loan loss provision decreased $1.2 million, as the provision was $1.9 million in excess of charge-offs in the first nine months of 2017 compared to $3.0 million in excess of charge-offs in the first nine months of 2016.

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

The FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities", in August 2017. The ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These improvements allow the hedging of risk components, ease restrictions on the measurement of the change in fair value of the hedged item, aligns the recognition and presentation of the effects of the hedging instrument and the hedged item, and otherwise simplify hedge accounting guidance. The amendments are effective January 1, 2019 but may be adopted early in any interim period. The Company is currently evaluating whether to adopt the ASU early. As the Company does not currently apply hedge accounting, the Company's consolidated financial statements are not expected to be affected upon adoption of the ASU. The hedging improvements in the new guidance will be considered in the development of risk management strategies in the future.

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

Stock Compensation The FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", in March 2016, in order to reduce complexity in this area and improve the usefulness of information provided to users. Amendments which affected public companies included the recognition of excess tax benefits and deficiencies in income tax expense or benefit in the income statement, guidance as to the classification of excess tax benefits on the statement of cash flows, an election to account for award forfeitures as they occur, and the ability to withhold taxes up to the maximum statutory rate in the applicable jurisdictions without triggering liability classification of the award. The amendments were effective January 1, 2017. As further discussed in Note 12 to the consolidated financial statements, the Company elected to account for forfeitures as they occur.

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

Approximately 60% of the Company’s revenue is comprised of net interest income on financial assets and financial liabilities, and is explicitly out of scope of the guidance. The Company has identified the primary contracts in scope as those relating to brokerage commissions, trust fees, deposit account fees, real estate sales, and credit card revenues.  Over the last twelve months, significant discussions have been held with representatives of the business lines associated with the revenues described above and documentation has been accumulated and reviewed.  The Company is currently finalizing contract sampling, which will be completed early in the fourth quarter.  The Company’s analysis to date suggests that adoption of this ASU should not alter the way in which revenue for these significant areas is determined currently, but could possibly result in the netting of certain revenue and expenses.  Final conclusions are anticipated to be reached later this year.  The Company plans to adopt this ASU on January 1, 2018 and is evaluating whether to adopt on a full retrospective basis or with a cumulative effect adjustment to opening retained earnings (modified retrospective basis), if such adjustment is deemed to be significant.

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

Financial Instruments The FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", in January 2016. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee. The amendments also require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for interim and annual periods beginning January 1, 2018. As required by the ASU, at January 1, 2018, the Company will record a cumulative-effect adjustment which will reclassify net unrealized gains/losses on equity securities from accumulated other comprehensive income to retained earnings. The Company has formed a working group to evaluate the changes required as a result of the adoption of this ASU and has also engaged outside consultants who are actively engaged in preliminary estimates of the fair value of the Company's loan portfolio.

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

Leases In February 2016, the FASB issued ASU 2016-02, "Leases", in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The amendments in the ASU are effective for interim and annual periods beginning January 1, 2019. The Company is the lessee in approximately 200 lease agreements that are subject to this ASU. The Company has formed a working group to assess the changes required and is working with its current software vendor to review a preliminary software module designed to comply with the new accounting requirements.

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

Financial Instruments ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", was issued in June 2016. Its implementation will result in a new loan loss accounting framework, also known as the current expected credit loss (CECL) model. CECL requires credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities to be recorded at the time of origination. Under the current incurred loss model, losses are recorded when it is probable that a loss event has occurred. The new standard will require significant operational changes, especially in data collection and analysis. The

ASU is effective for interim and annual periods beginning January 1, 2020, and is expected to increase the allowance upon adoption. The Company has formed a working group to assess the standard and has begun assessing the data needs required. In the second quarter of 2017, the Company contracted with a software supplier to assist in the data collection and calculation of the allowance for loan losses under the new model, and is currently collecting loan data to be supplied to the vendor to allow for pro-forma calculations to begin by mid-2018.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2017 and 2016

	Third Quarter 2017			Third Quarter 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,777,222	$39,134	3.25%	$4,694,340	$33,924	2.87%
Real estate — construction and land	887,596	9,649	4.31	821,422	7,184	3.48
Real estate — business	2,710,453	26,325	3.85	2,432,325	22,195	3.63
Real estate — personal	2,017,264	18,912	3.72	1,943,951	18,249	3.73
Consumer	2,070,398	20,986	4.02	1,947,956	19,122	3.91
Revolving home equity	395,212	4,017	4.03	411,832	3,690	3.56
Consumer credit card	739,692	22,422	12.03	750,412	21,804	11.56
Overdrafts	4,373	—	—	4,652	—	—
Total loans	13,602,210	141,445	4.13	13,006,890	126,168	3.86
Loans held for sale	21,227	287	5.36	26,597	334	5.00
Investment securities:
U.S. government and federal agency obligations	917,808	3,232	1.40	726,469	4,436	2.43
Government-sponsored enterprise obligations	456,668	1,855	1.61	481,573	2,710	2.24
State and municipal obligations(A)	1,699,365	15,279	3.57	1,747,794	15,821	3.60
Mortgage-backed securities	3,718,697	22,155	2.36	3,366,292	20,099	2.38
Asset-backed securities	2,025,415	9,288	1.82	2,340,783	8,698	1.48
Other marketable securities(A)	327,634	2,254	2.73	334,747	2,307	2.74
Trading securities(A)	21,149	134	2.51	18,433	112	2.42
Non-marketable securities(A)	102,995	1,676	6.46	113,954	2,932	10.24
Total investment securities	9,269,731	55,873	2.39	9,130,045	57,115	2.49
Federal funds sold and short-term securities
purchased under agreements to resell	23,807	78	1.30	13,054	20.61
Long-term securities purchased
under agreements to resell	662,490	3,805	2.28	766,302	3,328	1.73
Interest earning deposits with banks	211,219	662	1.24	207,944	268.51
Total interest earning assets	23,790,684	202,150	3.37	23,150,832	187,233	3.22
Allowance for loan losses	(156,909)			(153,517)
Unrealized gain on investment securities	116,873			235,169
Cash and due from banks	348,554			362,130
Land, buildings and equipment, net	345,139			347,621
Other assets	428,537			441,798
Total assets	$24,872,878			$24,384,033
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$829,197	252.12		$778,663	239.12
Interest checking and money market	10,387,212	4,189.16		10,210,744	3,380.13
Time open & C.D.'s of less than $100,000	667,710	676.40		740,729	683.37
Time open & C.D.'s of $100,000 and over	1,326,290	2,784.83		1,435,001	2,186.61
Total interest bearing deposits	13,210,409	7,901.24		13,165,137	6,488.20
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,500,987	2,846.75		1,163,728	724.25
Other borrowings	101,904	906	3.53	102,769	906	3.51
Total borrowings	1,602,891	3,752.93		1,266,497	1,630.51
Total interest bearing liabilities	14,813,300	11,653.31%		14,431,634	8,118.22%
Non-interest bearing deposits	7,135,703			7,096,218
Other liabilities	251,714			306,306
Equity	2,672,161			2,549,875
Total liabilities and equity	$24,872,878			$24,384,033
Net interest margin (T/E)		$190,497			$179,115
Net yield on interest earning assets			3.18%			3.08%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2017 and 2016

	Nine Months 2017			Nine Months 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,836,637	$114,326	3.16%	$4,626,041	$99,879	2.88%
Real estate — construction and land	859,582	26,775	4.16	764,644	19,934	3.48
Real estate — business	2,685,947	75,240	3.75	2,401,310	66,070	3.68
Real estate — personal	2,011,257	56,087	3.73	1,919,905	53,977	3.76
Consumer	2,014,701	59,531	3.95	1,936,860	55,931	3.86
Revolving home equity	400,087	11,481	3.84	418,214	11,138	3.56
Consumer credit card	739,619	65,630	11.86	746,893	64,343	11.51
Overdrafts	4,355	—	—	4,447	—	—
Total loans	13,552,185	409,070	4.04	12,818,314	371,272	3.87
Loans held for sale	17,214	746	5.79	30,728	1,161	5.05
Investment securities:
U.S. government and federal agency obligations	914,050	13,677	2.00	709,414	11,176	2.10
Government-sponsored enterprise obligations	452,529	5,396	1.59	640,888	11,446	2.39
State and municipal obligations(A)	1,751,074	47,270	3.61	1,743,426	47,267	3.62
Mortgage-backed securities	3,728,886	65,955	2.36	3,395,053	60,827	2.39
Asset-backed securities	2,238,910	28,805	1.72	2,418,370	26,087	1.44
Other marketable securities(A)	328,873	6,813	2.77	338,221	7,008	2.77
Trading securities(A)	22,444	448	2.67	19,052	358	2.51
Non-marketable securities(A)	101,850	9,827	12.90	119,256	7,328	8.21
Total investment securities	9,538,616	178,191	2.50	9,383,680	171,497	2.44
Federal funds sold and short-term securities
purchased under agreements to resell	15,654	138	1.18	14,112	63.60
Long-term securities purchased
under agreements to resell	684,153	11,282	2.20	813,685	10,157	1.67
Interest earning deposits with banks	186,054	1,421	1.02	184,288	689.50
Total interest earning assets	23,993,876	600,848	3.35	23,244,807	554,839	3.19
Allowance for loan losses	(156,419)			(152,154)
Unrealized gain on investment securities	94,462			192,175
Cash and due from banks	357,948			384,985
Land, buildings and equipment, net	345,123			351,886
Other assets	419,586			409,043
Total assets	$25,054,576			$24,430,742
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$818,766	738.12		$775,731	691.12
Interest checking and money market	10,551,953	11,935.15		10,209,076	9,960.13
Time open & C.D.'s of less than $100,000	686,827	1,994.39		758,154	2,134.38
Time open & C.D.'s of $100,000 and over	1,501,209	8,369.75		1,517,894	6,519.57
Total interest bearing deposits	13,558,755	23,036.23		13,260,855	19,304.19
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,407,308	6,423.61		1,259,773	2,337.25
Other borrowings	103,075	2,705	3.51	194,706	3,066	2.10
Total borrowings	1,510,383	9,128.81		1,454,479	5,403.50
Total interest bearing liabilities	15,069,138	32,164.29%		14,715,334	24,707.22%
Non-interest bearing deposits	7,149,010			6,963,081
Other liabilities	229,730			273,760
Equity	2,606,698			2,478,567
Total liabilities and equity	$25,054,576			$24,430,742
Net interest margin (T/E)		$568,684			$530,132
Net yield on interest earning assets			3.17%			3.05%
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

Simulation A	September 30, 2017			June 30, 2017
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$10.4	1.41%	$(356.9)	$15.1	2.09%	$(368.0)
200 basis points rising	10.7	1.45	(246.5)	14.3	1.99	(256.2)
100 basis points rising	7.1	.96	(125.7)	9.1	1.26	(131.4)

Simulation B	September 30, 2017			June 30, 2017
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(10.8)	(1.45)%	$(1,122.0)	$(5.6)	(.78)%	$(1,181.4)
200 basis points rising	(7.3)	(.98)	(1,013.2)	(3.2)	(.44)	(1,072.5)
100 basis points rising	(7.6)	(1.03)	(895.2)	(5.1)	(.71)	(952.4)

The difference in these two simulations is the degree in which deposits are modeled to decline as noted in the above table.  Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $7.1 million, while a gradual increase in rates of 200 basis points would increase net interest income by $10.7 million.  An increase in rates of 300 basis points would result in an increase in net interest income of $10.4 million. The change in net interest income from the base calculation at September 30, 2017 was lower than projections made at June 30, 2017 largely due to higher rates and balances of repurchase agreements, which increased interest expense and lowered net interest income projections for the third quarter of 2017 compared to the prior quarter. In addition, the Company's investment portfolio is projected to produce less interest income, as a combination of lower investment securities balances and fewer variable rate securities at September 30, 2017 results in the portfolio being less rate sensitive in a rising rate environment.
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
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 — 31, 2017	10,091	$57.85	10,091	3,560,236
August 1 — 31, 2017	815	$57.06	815	3,559,421
September 1 — 30, 2017	1,076	$57.38	1,076	3,558,345
Total	11,982	$57.75	11,982	3,558,345

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 3,558,345 shares remained available for purchase at September 30, 2017.

Item 6. EXHIBITS

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

Date: November 6, 2017

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 6, 2017