Form 10-K
period 2017-12-31
COMMERCE BANCSHARES INC /MO/
filed 2018-02-22
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017 — Commission File No. 0-2989

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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,271,000,000.
As of February 9, 2018, there were 106,710,134 shares of Registrant’s $5 Par Value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2018 annual meeting of shareholders, which will be filed within 120 days of December 31, 2017, are incorporated by reference into Part III of this Report.

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

Commerce Bancshares, Inc. and its subsidiaries (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2017, the Company had consolidated assets of $24.8 billion, loans of $14.0 billion, deposits of $20.4 billion, and equity of $2.7 billion. All of the Company’s operations conducted by its subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company's principal markets, which are served by 176 branch facilities, are located throughout Missouri, Kansas, and central Illinois, as well as Tulsa and Oklahoma City, Oklahoma and Denver, Colorado. Its two largest markets include St. Louis and Kansas City, which serve as the central hubs for the entire Company. The Company also has commercial loan production offices in Dallas, Nashville, Cincinnati, Des Moines, Grand Rapids, and Indianapolis, and operates a national payments business with sales representatives covering 48 states.

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

Employees
The Company employed 4,502 persons on a full-time basis and 355 persons on a part-time basis at December 31, 2017. The Company provides a variety of benefit programs including a 401(k) savings plan with a company matching contribution, as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to address the significant and changing regulations facing the financial services industry and prepare employees for positions of increasing responsibility. None of the Company's employees are represented by collective bargaining agreements.

Competition
The Company faces intense competition from hundreds of financial service providers in its markets and around the United States. It competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and consumer lending products. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. Some of these competitors are not subject to the same regulatory restrictions as domestic banks and bank holding companies. The Company generally competes by providing sophisticated financial products with a strong commitment to customer service, convenience of locations, reputation, and price of service, including interest rates on loan and deposit products. In its two largest markets, the Company has approximately 13% of the deposit market share in Kansas City and approximately 7% of the deposit market share in St. Louis.

Operating Segments
The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, and consumer debit and credit bank card activities. It provides services through a network of 176 full-service branches, a widespread ATM network of 376 machines, and the use of alternative delivery channels such as extensive online banking, mobile, and telephone banking services. In 2017, this retail segment contributed 21% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, leasing, and international services, as well as business and government deposit and cash management services. Fixed-income investments are sold to individuals and institutional investors through the Capital Markets Group, which is also included in this segment. In 2017, the Commercial segment contributed 58% of total segment pre-tax income. The Wealth segment provides traditional trust and estate planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers and contributed 21% of total segment 2017 pre-tax income. At December 31, 2017, the Trust group managed investments with a market value of $30.0 billion and administered an additional $18.8 billion in non-managed assets. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Additional information relating to operating segments can be found on pages 48 and 95.

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

The financial industry operates under laws and regulations that are under constant review by various agencies and legislatures and are subject to sweeping change. The Company currently operates as a bank holding company, as defined by the Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act), and the Bank qualifies as a financial subsidiary under the GLB Act, which allows it to engage in investment banking, insurance agency, brokerage, and underwriting activities that were not available to banks prior to the GLB Act. The GLB Act also included privacy provisions that limit banks’ abilities to disclose non-public information about customers to non-affiliated entities.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (Dodd-Frank Act) was sweeping legislation intended to overhaul regulation of the financial services industry. Among its many provisions, the Dodd-Frank Act established a new council of “systemic risk” regulators, empowers the Federal Reserve to supervise the largest, most complex financial companies, allows the government to seize and liquidate failing financial companies, and gives regulators new powers to oversee the derivatives market. The Dodd-Frank Act also established the Consumer Financial Protection Bureau (CFPB) and authorized it to supervise certain consumer financial services companies and large depository institutions and their affiliates for consumer protection purposes. Subject to the provisions of the Dodd-Frank Act, the CFPB has responsibility to implement, examine for compliance with, and enforce “Federal consumer financial law.” As a depository institution, the Company is subject to examinations by the CFPB, which focus on the Company’s ability to detect, prevent, and correct practices that present a significant risk of violating the law and causing consumer harm. Title VI of the Dodd-Frank Act, commonly known as the Volcker Rule, placed trading restrictions on financial institutions and separated investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. Key provisions restrict banks from simultaneously entering into advisory and creditor roles with their clients, such as with private equity firms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments, and required divestment by July 21, 2017. In 2016, the Company withdrew from a private equity fund investment to comply with the Volcker Rule requirement and realized a gain of $1.8 million upon divestiture. The Company did not hold other significant investments requiring disposal.

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

Deposit Insurance
Substantially all of the deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund of the FDIC, generally up to $250,000 per depositor, for each account ownership category. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Deposit Insurance Fund member institutions. The FDIC classifies institutions under a risk-based assessment system based on their perceived risk to the federal deposit insurance funds. The current assessment base is defined as average total assets minus average tangible equity, with other adjustments for heavy use of unsecured liabilities, secured liabilities, brokered deposits, and holdings of unsecured bank debt. For banks with more than $10 billion in assets, the FDIC uses a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail. FDIC insurance expense also includes assessments to fund the interest on outstanding bonds issued in the 1980s in connection with the failures in the thrift industry. The Company's FDIC insurance expense was $14.0 million in 2017, $13.3 million in 2016, and $12.1 million in 2015.

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

A new comprehensive capital framework was established by the Basel Committee on Banking Supervision, which was effective for banks and bank holding companies on January 1, 2015. A key goal of the new framework, known as "Basel III" was to strengthen the capital resources of banking organizations during normal and challenging business environments. Basel III increased minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer, which is being phased in during 2016-2019, is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, equity repurchases and executive compensation. The rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. At December 31, 2017, the Company met all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

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

Stress Testing
As required by the Dodd-Frank Act, the Federal Reserve published capital stress testing regulations applicable to certain financial companies with total consolidated assets of more than $10 billion but less than $50 billion. The rule requires that these financial companies, including the Company, conduct annual stress tests based on factors provided by the Federal Reserve, supplemented by institution-specific factors. The stress test is designed to assess the potential impact of different economic scenarios on earnings, credit losses and capital over a set time period. In accordance with the Dodd-Frank Act, the Company began submitting its stress test results to the Federal Reserve in March 2014 and publicly disclosed the results of its stress testing for the first time in June 2015. In 2017, the Company submitted its stress test report to the Federal Reserve in July and publicly disclosed the results in October.

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

Statistical Disclosure
The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	22, 56-59
II.	Investment Portfolio	39-40, 80-84
III.	Loan Portfolio
	Types of Loans	28
	Maturities and Sensitivities of Loans to Changes in Interest Rates	29
	Risk Elements	34-38
IV.	Summary of Loan Loss Experience	31-34
V.	Deposits	56, 86
VI.	Return on Equity and Assets	17
VII.	Short-Term Borrowings	86

Item 1a.	RISK FACTORS
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
In particular, the Company may face the following risks in connection with market conditions:

•
In the current national environment, positive trends in job growth, unemployment levels, consumer confidence, and credit conditions are expected to continue. However, the U.S. economy is also affected by foreign economic events and conditions. Although the Company does not hold foreign debt, the global economy, the strength of the U.S. dollar, and oil prices may ultimately affect interest rates, business export activity, capital expenditures by businesses, and investor confidence. Unfavorable changes in these factors may result in declines in consumer credit usage, adverse changes in payment patterns, reduced loan demand, and higher loan delinquencies and default rates. These could impact the Company’s future loan losses and provision for loan losses, as a significant part of the Company’s business includes consumer and credit card lending.

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
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 59% of total revenue for the year ended at December 31, 2017. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues and costs for earning assets and liabilities.
The Federal Reserve Board raised the benchmark interest rate three times during 2017 for a total of 75 basis points. Further rate increases are expected in 2018. The Company saw only a slight decline in period end deposit balances; however, additional rate increases may result in customer deposit withdrawals which, if significant, may affect the Company’s source of funds for future loan growth. These actions may include reductions in its investment portfolio or higher borrowings, and could reduce net interest income and related margins.

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
The Company relies heavily on communications and information systems to conduct its business, and as part of its business, the Company maintains significant amounts of data about its customers and the products they use. Information security risks for financial institutions have increased recently due to new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, and others. While the Company has policies and procedures and safeguards designed to prevent or limit the effect of failure, interruption or security breach of its information systems, there can be no assurances that any such failures, interruptions or security breaches will not occur; or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks could overwhelm Company Web sites and prevent the Company from adequately serving customers. Should any of the Company's systems become compromised, the reputation of the Company could be damaged, relationships with existing customers may be impaired, and the Company could be subject to lawsuits, all of which could result in lost business, and as a result, the Company could incur significant expenses trying to remedy the incident.

The Company’s operations rely on certain external vendors.
The Company relies on third-party vendors to provide products and services necessary to maintain day-to-day operations. For example, the Company outsources a portion of its information systems, communication, data management and transaction processing to third parties. Accordingly, the Company is exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus. Such failure to perform could be disruptive to the Company’s operations, which could have a materially adverse impact on its business, results of operations and financial condition. These third parties are also sources of risk associated with operational errors, system interruptions or breaches and unauthorized disclosure of confidential information. If the vendors encounter any of these issues, the Company could be exposed to disruption of service, damage to reputation and litigation. Because the Company is an issuer of both debit and credit cards, it is periodically exposed to losses related to security breaches which occur at retailers that are unaffiliated with the Company (e.g., customer card data being compromised at retail stores).  These losses include, but are not limited to, costs and expenses for card reissuance as well as losses resulting from fraudulent card transactions.

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

The Tax Cuts and Jobs Act of 2017 may have unexpected consequences for the Company.
In December 2017, the Tax Cuts and Jobs Act of 2017 ("the Act") was passed. Among other elements, the Act reduces income tax rates for businesses and individuals. While the Act significantly lowers the Company's income tax expense, the effect of lower tax rates on customer behavior remains uncertain. Lowering the business and individual income tax rates may reduce demand for loans and impact deposit balances, which may negatively affect the Company's financial position.

Item 1b.	UNRESOLVED STAFF COMMENTS
None

Item 2.	PROPERTIES
The main offices of the Bank are located in the larger metropolitan areas of its markets in various multi-story office buildings. The Bank owns its main offices and leases unoccupied premises to the public. The larger office buildings include:

Building	Net rentable square footage	% occupied in total	% occupied by Bank
922 Walnut Kansas City, MO	256,000	95%	93%
1000 Walnut Kansas City, MO	391,000	86	45
811 Main Kansas City, MO	237,000	100	100
8000 Forsyth Clayton, MO	178,000	100	100
1551 N. Waterfront Pkwy Wichita, KS	124,000	96	34

The Company has an additional 171 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 151 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 19, Commitments, Contingencies and Guarantees on page 113.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Executive Officers of the Registrant
The following are the executive officers of the Company as of February 22, 2018, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant
Jeffery D. Aberdeen, 63	Controller of the Company since December 1995. He is also Controller of the Company's subsidiary bank, Commerce Bank.

Kevin G. Barth, 57
Executive Vice President of the Company since April 2005, and Community President and Chief Executive Officer of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.

Jeffrey M. Burik, 59	Senior Vice President of the Company since February 2013. Executive Vice President of Commerce Bank since November 2007.

Daniel D. Callahan, 61	Executive Vice President and Chief Credit Officer of the Company since December 2010 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since May 2003.

Sara E. Foster, 57
Executive Vice President of the Company since February 2012 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since January 2016 and Senior Vice President of Commerce Bank prior thereto.

John K. Handy, 55
Executive Vice President of the Company since January 2018 and Senior Vice President of the Company prior thereto. Community President and Chief Executive Officer of Commerce Bank since January 2018 and Senior Vice President of Commerce Bank prior thereto.

Robert S. Holmes, 54
Executive Vice President of the Company since April 2015, and Community President and Chief Executive Officer of Commerce Bank since January 2016. Prior to his employment with Commerce Bank in March 2015, he was employed at a Midwest regional bank where he served as managing director and head of Regional Banking.

Patricia R. Kellerhals, 60	Senior Vice President of the Company since February 2016 and Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since 2005.

David W. Kemper, 67
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

John W. Kemper, 40
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

Jonathan M. Kemper, 64
Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank. He is the brother of David W. Kemper, Chairman and Chief Executive Officer of the Company, and uncle of John W. Kemper, President and Chief Operating Officer of the Company.

Charles G. Kim, 57
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Paula S. Petersen, 51	Senior Vice President of the Company since July 2016 and Executive Vice President of Commerce Bank since March 2012.

Michael J. Petrie, 61	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

David L. Roller, 47	Senior Vice President of the Company since July 2016 and Senior Vice President of Commerce Bank since September 2010.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data
The following table sets forth the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2017).

	Quarter	High	Low	Cash Dividends
2017	First	$57.72	$50.62	$.214
	Second	55.18	49.54	.214
	Third	56.42	49.43	.214
	Fourth	57.91	52.07	.214
2016	First	$41.69	$33.96	$.204
	Second	44.82	38.98	.204
	Third	46.53	41.49	.204
	Fourth	56.40	43.21	.204
2015	First	$37.97	$34.15	$.194
	Second	41.46	35.88	.194
	Third	42.07	36.67	.194
	Fourth	42.72	37.55	.194

Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 3,750 common shareholders of record as of December 31, 2017. Certain of the Company's shares are held in "nominee" or "street" name and the number of beneficial owners of such shares is approximately 60,000.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2012 with dividends invested on a cumulative total shareholder return basis.

	2012	2013	2014	2015	2016	2017
Commerce (CBSH)	100.00	137.30	142.35	149.14	216.71	223.28
NASDAQ OMX Global-Bank	100.00	136.62	152.78	156.15	197.60	233.94
S&P 500	100.00	132.37	150.48	152.55	170.73	207.99

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1—31, 2017	11,331	$57.91	11,331	3,547,014
November 1—30, 2017	55,600	$56.96	55,600	3,491,414
December 1—31, 2017	47,891	$54.86	47,891	3,443,523
Total	114,822	$56.18	114,822	3,443,523

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 3,443,523 shares remained available for purchase at December 31, 2017.

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
Overview
The Company operates as a super-community bank and offers a broad range of financial products to consumer and commercial customers, delivered with a focus on high-quality, personalized service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from 327 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado and commercial offices throughout the nation's midsection. A variety of delivery platforms are utilized, including an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•
Net income and earnings per share — Net income attributable to Commerce Bancshares, Inc. was $319.4 million, an increase of 16.0% compared to the previous year. The return on average assets was 1.28% in 2017, and the return on average common equity was 12.46%. Diluted earnings per share increased 16.1% in 2017 compared to 2016.

•
Total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2017 increased $65.8 million over 2016, driven by growth in both net interest income and non-interest income of $53.6 million and $12.2 million, respectively. Net interest income increased over 2016 due in part to higher average loan balances, which grew 5.2%, as well as higher average rates earned on loans, as average rates earned during 2017 increased 21 basis points over 2016. Higher average rates earned on investment securities, which increased 9 basis points over 2016, also contributed to the growth in net interest income. The growth was partly offset by higher average rates paid on deposits and borrowings. Overall, the net interest margin (tax equivalent) increased to 3.20% in 2017, a 16 basis point increase over 2016. Growth in non-interest income resulted principally from increases in trust fees, deposit fees, and loan fees and sales.

•
Non-interest expense — Total non-interest expense grew 7.3% this year compared to 2016, mainly as a result of higher costs for salaries and employee benefits and due to donations of $32.0 million to a related foundation during 2017. Excluding the current year donations, total non-interest expense grew 2.9% over the prior year.

•
Asset quality — Net loan charge-offs in 2017 increased $9.7 million over those recorded in 2016 and averaged .31% of loans compared to .25% in the previous year. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $12.7 million at December 31, 2017, a decrease of $2.0 million from balances at the previous year end, and represented .09% of loans outstanding.

•
Shareholder return — Total shareholder return, including the change in stock price and dividend reinvestment, was 3.0% over the past year and 17.4% over the past five years. The Company's shareholder return was 10.1% over the past 10 years compared to the KBW Bank Index return of 4.1%. During 2017, the Company paid cash dividends of $.857 per share on its common stock, representing an increase of 5% over the previous year, and paid dividends of 6% on its preferred stock. In 2017, the Company issued its 24th consecutive annual 5% common stock dividend, and in January 2018, the Company's Board of Directors authorized an increase of nearly 10% in the common cash dividend, which is its 50th consecutive annual increase.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

	2017	2016	2015	2014	2013
(Based on average balances)
Return on total assets	1.28%	1.12%	1.11%	1.15%	1.19%
Return on common equity	12.46	11.33	11.43	11.65	11.99
Equity to total assets	10.53	10.16	10.00	10.10	9.95
Loans to deposits (1)	66.18	63.71	61.44	59.91	57.12
Non-interest bearing deposits to total deposits	34.85	34.67	35.12	33.73	33.01
Net yield on interest earning assets (tax equivalent basis)	3.20	3.04	2.94	3.00	3.11
(Based on end of period data)
Non-interest income to revenue (2)	39.88	41.09	41.40	41.31	40.34
Efficiency ratio (3)	62.97	61.98	62.34	61.96	60.42
Tier I common risk-based capital ratio (4)	12.65	11.62	11.52	NA	NA
Tier I risk-based capital ratio (4)	13.41	12.38	12.33	13.74	14.06
Total risk-based capital ratio (4)	14.35	13.32	13.28	14.86	15.28
Tier I leverage ratio (4)	10.39	9.55	9.23	9.36	9.43
Tangible common equity to tangible assets ratio (5)	9.84	8.66	8.48	8.55	9.00
Common cash dividend payout ratio	29.52	32.69	33.35	32.69	31.46

(1)	Includes loans held for sale.

(2)	Revenue includes net interest income and non-interest income.

(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

(4)
Risk-based capital information at December 31, 2017, 2016 and 2015 was prepared under Basel III requirements, which were effective January 1, 2015. Risk-based capital information for prior years was prepared under Basel I requirements.

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

(Dollars in thousands)	2017	2016	2015	2014	2013
Total equity	$2,718,184	$2,501,132	$2,367,418	$2,334,246	$2,214,397
Less non-controlling interest	1,624	5,349	5,428	4,053	3,755
Less preferred stock	144,784	144,784	144,784	144,784	—
Less goodwill	138,921	138,921	138,921	138,921	138,921
Less core deposit premium	2,965	3,841	5,031	6,572	8,489
Total tangible common equity (a)	$2,429,890	$2,208,237	$2,073,254	$2,039,916	$2,063,232
Total assets	$24,833,415	$25,641,424	$24,604,962	$23,994,280	$23,072,036
Less goodwill	138,921	138,921	138,921	138,921	138,921
Less core deposit premium	2,965	3,841	5,031	6,572	8,489
Total tangible assets (b)	$24,691,529	$25,498,662	$24,461,010	$23,848,787	$22,924,626
Tangible common equity to tangible assets ratio (a)/(b)	9.84%	8.66%	8.48%	8.55%	9.00%

Selected Financial Data

(In thousands, except per share data)	2017	2016	2015	2014	2013
Net interest income	$733,679	$680,049	$634,320	$620,204	$619,372
Provision for loan losses	45,244	36,318	28,727	29,531	20,353
Non-interest income	486,604	474,392	448,139	436,506	418,865
Investment securities gains (losses), net	25,051	(53)	6,320	14,124	(4,425)
Non-interest expense	769,684	717,065	676,487	656,870	629,147
Net income attributable to Commerce Bancshares, Inc.	319,383	275,391	263,730	261,754	260,961
Net income available to common shareholders	310,383	266,391	254,730	257,704	260,961
Net income per common share-basic*	2.90	2.50	2.33	2.27	2.24
Net income per common share-diluted*	2.89	2.49	2.32	2.26	2.23
Cash dividends on common stock	91,619	87,070	84,961	84,241	82,104
Cash dividends per common share*	.857	.816	.777	.740	.705
Market price per common share*	55.84	55.06	38.59	37.57	36.95
Book value per common share*	24.14	22.12	20.74	19.63	19.00
Common shares outstanding*	106,615	106,534	107,192	111,511	116,544
Total assets	24,833,415	25,641,424	24,604,962	23,994,280	23,072,036
Loans, including held for sale	14,005,072	13,427,192	12,444,299	11,469,238	10,956,836
Investment securities	8,893,307	9,770,986	9,901,680	9,645,792	9,042,997
Deposits	20,425,446	21,101,095	19,978,853	19,475,778	19,047,348
Long-term debt	1,758	102,049	103,818	104,058	455,310
Equity	2,718,184	2,501,132	2,367,418	2,334,246	2,214,397
Non-performing assets	12,664	14,649	29,394	46,251	55,439

*	Restated for the 5% stock dividend distributed in December 2017.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2017	2016	2015	'17-'16	'16-'15	'17-'16	'16-'15
Net interest income	$733,679	$680,049	$634,320	$53,630	$45,729	7.9%	7.2%
Provision for loan losses	(45,244)	(36,318)	(28,727)	8,926	7,591	24.6	26.4
Non-interest income	486,604	474,392	448,139	12,212	26,253	2.6	5.9
Investment securities gains (losses), net	25,051	(53)	6,320	25,104	(6,373)	N.M.	N.M.
Non-interest expense	(769,684)	(717,065)	(676,487)	52,619	40,578	7.3	6.0
Income taxes	(110,506)	(124,151)	(116,590)	(13,645)	7,561	(11.0)	6.5
Non-controlling interest expense	(517)	(1,463)	(3,245)	(946)	(1,782)	(64.7)	(54.9)
Net income attributable to Commerce Bancshares, Inc.	319,383	275,391	263,730	43,992	11,661	16.0	4.4
Preferred stock dividends	(9,000)	(9,000)	(9,000)	—	—	N.M.	N.M.
Net income available to common shareholders	$310,383	$266,391	$254,730	$43,992	$11,661	16.5%	4.6%

Net income attributable to Commerce Bancshares, Inc. for 2017 was $319.4 million, an increase of $44.0 million, or 16.0%, compared to $275.4 million in 2016. Diluted income per common share increased 16.1% to $2.89 in 2017, compared to $2.49 in 2016. The increase in net income resulted from increases of $53.6 million in net interest income, $12.2 million in non-interest income, and $25.1 million in investment securities gains, as well as a decrease of $13.6 million in income tax expense. These increases in net income were partly offset by increases of $52.6 million in non-interest expense and $8.9 million in the provision for loan losses. The return on average assets was 1.28% in 2017 compared to 1.12% in 2016, and the return on average common equity was 12.46% in 2017 compared to 11.33% in 2016. At December 31, 2017, the ratio of tangible common equity to assets increased to 9.84%, compared to 8.66% at year end 2016.

During 2017, net interest income increased $53.6 million compared to 2016. This increase reflected growth of $53.9 million in interest on loans, resulting from higher average balances and loan yields. In addition, interest on investment securities grew by $7.5 million due to higher rates earned, which included $2.0 million in additional inflation income earned on the Company's portfolio of U.S. Treasury inflation-protected securities (TIPS). Interest expense on deposits and borrowings rose by $10.7 million largely due to higher average rates paid. The provision for loan losses increased $8.9 million over the previous year, totaling $45.2 million in 2017, and was $3.6 million higher than net loan charge-offs. Net charge-offs increased by $9.7 million in 2017 compared to 2016, mainly due to higher net charge-offs on consumer credit card loans and lower net recoveries on construction and business real estate loans.

Non-interest income in 2017 was $486.6 million, an increase of $12.2 million, or 2.6%, compared to $474.4 million in 2016. This increase resulted mainly from growth in trust fees, deposit account fees, and loan fees and sales, which increased $13.4 million, $3.7 million, and $2.5 million, respectively. Non-interest expense in 2017 was $769.7 million, an increase of $52.6 million over $717.1 million in 2016. The increase in non-interest expense included a $21.0 million, or 4.9%, increase in salaries and benefits expense due to higher full-time salaries, incentive compensation, and payroll taxes. Current period expense also included $32.0 million of contribution expense resulting from the donation of appreciated securities to a charitable foundation, as mentioned earlier. Investment securities net gains in 2017 totaled $25.1 million, largely resulting from these donations.

Net income attributable to Commerce Bancshares, Inc. for 2016 was $275.4 million, an increase of $11.7 million, or 4.4%, compared to $263.7 million in 2015. Diluted income per common share increased 7.3% to $2.49 in 2016, compared to $2.32 in 2015. The increase in net income resulted from increases of $45.7 million in net interest income and $26.3 million in non-interest income. These increases in net income were partly offset by increases of $40.6 million in non-interest expense, $7.6 million in the provision for loan losses, and $7.6 million in income tax expense, as well as a decrease of $6.4 million in investment securities gains. The return on average assets was 1.12% in 2016 compared to 1.11% in 2015, and the return on average common equity was 11.33% in 2016 compared to 11.43% in 2015. At December 31, 2016, the ratio of tangible common equity to assets increased to 8.66%, compared to 8.48% at year end 2015.

During 2016, net interest income increased $45.7 million compared to 2015. This increase reflected growth of $33.3 million in interest on loans, resulting from higher average balances. In addition, interest on investment securities grew by $15.4 million due to higher rates earned, which included $6.4 million in additional inflation income earned on the Company's portfolio of TIPS. Interest expense on deposits rose by $3.1 million due to higher balances and a slight increase in overall rates paid. The provision for loan losses increased $7.6 million over the previous year, totaling $36.3 million in 2016, and was $4.4 million higher than net loan charge-offs. Net charge-offs decreased by $1.8 million in 2016 compared to 2015, mainly due to higher recoveries in construction and business real estate loans.

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

The Company distributed a 5% stock dividend for the 24th consecutive year on December 18, 2017. All per share and average share data in this report has been restated for the 2017 stock dividend.

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

Valuation of Investment Securities
The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company's future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 15 on Fair Value Measurements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions observable in the marketplace or which can be derived from observable data. Such securities totaled approximately $7.8 billion, or 89.1%, of the available for sale portfolio at December 31, 2017, and were classified as Level 2 measurements. The Company also holds $17.0 million in auction rate securities. These were classified as Level 3 measurements, as no liquid market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs significant to the overall measurement.

Changes in the fair value of available for sale securities, excluding credit losses relating to other-than-temporary impairment, are reported in other comprehensive income. The Company periodically evaluates the available for sale portfolio for other-than-

temporary impairment. Evaluation for other-than-temporary impairment is based on the Company’s intent to sell the security and whether it is likely that it will be required to sell the security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, the entire loss (the amount by which the amortized cost exceeds the fair value) must be recognized in current earnings. If neither condition is met, but the Company does not expect to recover the amortized cost basis, the Company must determine whether a credit loss has occurred. This credit loss is the amount by which the amortized cost basis exceeds the present value of cash flows expected to be collected from the security. The credit loss, if any, must be recognized in current earnings, while the remainder of the loss, related to all other factors, is recognized in other comprehensive income.

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

At December 31, 2017, certain non-agency guaranteed mortgage-backed securities with a fair value of $26.2 million were identified as other-than-temporarily impaired. The cumulative credit-related impairment loss recorded on these securities amounted to $14.2 million, which was recorded in the consolidated statements of income.

The Company, through its direct holdings and its private equity subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value and totaled $57.2 million at December 31, 2017. Changes in fair value are reflected in current earnings and reported in investment securities gains (losses), net, in the consolidated statements of income. Because there is no observable market data for these securities, fair values are internally developed using available information and management’s judgment, and the securities are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

	2017			2016
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis
Loans:
Business	$5,190	$15,053	$20,243	$13,067	$4,916	$17,983
Real estate- construction and land	3,628	6,235	9,863	10,794	(417)	10,377
Real estate - business	9,284	3,420	12,704	5,502	(1,948)	3,554
Real estate - personal	3,114	(264)	2,850	1,402	(651)	751
Consumer	3,441	2,548	5,989	4,661	(2,210)	2,451
Revolving home equity	(669)	1,388	719	(479)	14	(465)
Consumer credit card	(654)	2,975	2,321	356	(510)	(154)
Total interest on loans	23,334	31,355	54,689	35,303	(806)	34,497
Loans held for sale	(368)	51	(317)	1,175	(49)	1,126
Investment securities:
U.S. government and federal agency obligations	3,831	238	4,069	2,985	7,463	10,448
Government-sponsored enterprise obligations	(3,108)	(2,744)	(5,852)	(6,416)	2,270	(4,146)
State and municipal obligations	(1,191)	3	(1,188)	(1,148)	1,355	207
Mortgage-backed securities	7,771	(1,036)	6,735	7,587	(5,635)	1,952
Asset-backed securities	(4,884)	6,295	1,411	(3,798)	9,586	5,788
Other securities	(1,151)	4,199	3,048	1,993	(398)	1,595
Total interest on investment securities	1,268	6,955	8,223	1,203	14,641	15,844
Federal funds sold and short-term securities purchased under agreements to resell	36	116	152	(13)	31	18
Long-term securities purchased under agreements to resell	(1,765)	3,661	1,896	(2,760)	3,132	372
Interest earning deposits with banks	97	1,153	1,250	(46)	491	445
Total interest income	22,602	43,291	65,893	34,862	17,440	52,302
Interest expense
Interest bearing deposits:
Savings	53	5	58	55	(8)	47
Interest checking and money market	235	2,650	2,885	546	399	945
Time open and C.D.’s of less than $100,000	(272)	108	(164)	(318)	(109)	(427)
Time open and C.D.’s of $100,000 and over	(439)	2,753	2,314	264	2,230	2,494
Federal funds purchased and securities sold under agreements to repurchase	463	6,051	6,514	(447)	1,901	1,454
Other borrowings	(1,955)	1,073	(882)	2,347	(1,953)	394
Total interest expense	(1,915)	12,640	10,725	2,447	2,460	4,907
Net interest income, fully taxable equivalent basis	$24,517	$30,651	$55,168	$32,415	$14,980	$47,395

Net interest income totaled $733.7 million in 2017, increasing $53.6 million, or 7.9%, compared to $680.0 million in 2016. On a tax equivalent (T/E) basis, net interest income totaled $766.6 million, and increased $55.2 million over 2016. This increase included growth of $54.7 million in loan interest, resulting from higher average loan balances and higher rates earned. In addition, interest earned on investment securities increased $8.2 million, mainly due to higher rates earned. Interest expense on deposits and borrowings combined was $43.7 million, and increased $10.7 million compared to 2016 largely due to higher rates paid. The net yield on earning assets (T/E) was 3.20% in 2017 compared with 3.04% in 2016.

During 2017, loan interest income (T/E) grew $54.7 million over 2016 due to average loan growth of $683.9 million, or 5.3%. The average tax equivalent rate earned on the loan portfolio was 4.07% in 2017 compared to 3.86% in 2016. The higher rates earned on the loan portfolio were partly related to actions taken by the Federal Reserve during 2017 to increase interest rate levels, which caused the Company's portfolio to re-price. The largest increase in loan interest occurred in business loans, which was higher by $20.2 million as a result of growth in the average rate earned of 31 basis points. Also contributing to the increase were higher average business loan balances of $179.5 million, or 3.9%, as growth trends continued in commercial and industrial, tax-free, and lease loans. Construction and land loan interest grew $9.9 million due to a 71 basis point increase in average rates and a $103.1 million, or 13.2%, increase in average balances. Business real estate interest was higher by $12.7 million as a result of an increase in average balances of $253.7 million, or 10.4%, along with an increase in average rates of 13 basis points. Interest earned on consumer loans increased $6.0 million over the prior year as the average rate increased 12 basis points and average balances increased $89.2 million. Personal real estate loan interest was higher by $2.9 million and resulted from growth in average balances of $83.3 million. Interest on consumer credit card loans rose $2.3 million due to a 40 basis point increase in the average rate earned.

Tax equivalent interest income on total investment securities increased $8.2 million during 2017, as the average rate earned increased nine basis points, while total average balances declined slightly. The average rate earned on the total investment portfolio was 2.52% in 2017 compared to 2.43% in 2016, while the average balance of the total investment securities portfolio (at amortized cost) was approximately $9.4 billion during both years. The increase in interest income was mainly due to higher interest earned on U.S. government obligations, mortgage-backed securities, and other non-marketable investments. Interest earned on U.S. government securities grew $4.1 million, which included growth of $2.0 million in inflation-adjusted interest on TIPS. In addition, average balances rose $179.9 million, or 24.5%. Interest income on mortgage-backed securities increased $6.7 million, due to an increase in average balances of $323.8 million, partly offset by a decline of three basis points in the average rate earned. Interest earned on asset-backed securities increased $1.4 million, mainly due to an increase of 30 basis points in the average rate earned, partly offset by a decline in average balances of $334.5 million. Interest income on non-marketable securities increased $3.1 million, largely due to one-time interest payments received on a private equity investment in 2017. Partly offsetting these increases in interest income were declines of $5.9 million and $1.2 million in interest on government-sponsored enteprise (GSE) and state and municipal securities, respectively. The decline in GSE interest resulted from a $139.4 million decline in average balances coupled with a rate decrease of 61 basis points, while state and municipal interest was lower due to a decrease of $33.0 million in average balances. Interest earned on deposits with banks increased $1.3 million mainly due to a 55 basis point increase in average rates earned. Interest on long-term securities purchased under resell agreements increased $1.9 million in 2017 compared to the prior year due to an increase in the average rate of 53 basis points, partly offset by a $103.2 million decrease in the average balances of these instruments.

During 2017, interest expense on deposits increased $5.1 million over 2016. This growth was comprised of higher interest expense on money market and interest checking accounts of $2.9 million and higher interest expense on certificates of deposit of $2.2 million. The increase in money market and interest checking interest expense resulted mainly from higher average rates paid, which rose three basis points. The growth in certificate of deposit interest expense was largely due to higher rates paid on certificates of deposit over $100,000, which increased 19 basis points, partly offset by lower total average certificate of deposit balances, which fell $139.6 million, or 6.3%. The overall rate paid on total deposits increased from .19% in 2016 to .23% in the current year. Interest expense on borrowings increased $5.6 million, due to higher average rates paid on repurchase agreements during 2017, partly offset by lower Federal Home Loan Bank (FHLB) borrowings. The overall average rate incurred on all interest bearing liabilities was .29% in 2017, compared to .22% in 2016.

During 2016, net interest income totaled $680.0 million, increasing $45.7 million, or 7.2%, compared to $634.3 million in 2015. On a tax equivalent (T/E) basis, net interest income totaled $711.4 million, and increased $47.4 million over 2015. This increase included growth of $34.5 million in loan interest, resulting from higher loan balances. In addition, interest earned on investment securities increased $15.8 million, due mainly to higher average rates earned. Interest expense on deposits and borrowings combined was $33.0 million in 2016, an increase of $4.9 million over 2015. The net yield on earning assets (T/E) was 3.04% in 2016 compared with 2.94% in 2015.

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

Tax equivalent interest income on total investment securities increased $15.8 million during 2016, as the average rate earned increased 19 basis points, while average balances declined $91.3 million, or 1.0%, from 2015. The average balance of the total investment securities portfolio (at amortized cost) was $9.4 billion and the average rate earned was 2.43% in 2016, compared to an average balance of $9.5 billion and an average rate earned of 2.24% in 2015. The increase in interest income was mainly due to higher interest earned on most security types, except for a decline of $4.1 million in interest on GSE obligations. Interest earned on U.S. government securities grew by $10.4 million, which included growth of $6.4 million in inflation-adjusted interest on TIPS. In addition, average balances rose $268.9 million, or 57.7%. Interest earned on asset-backed securities increased $5.8 million, mainly due to an increase of 39 basis points in the average rate earned, partly offset by a decline in the average balance of $355.0 million. Interest income on corporate debt securities increased $2.2 million, mainly due to growth of $75.7 million in average balances. Interest income on mortgage-backed securities increased $2.0 million, due to an increase in average balances of $296.4 million, partly offset by a decline of 16 basis points in average rates. Partly offsetting these increases in interest was the decline in GSE interest, resulting from a $346.8 million decline in average balances, but partly offset by a rate increase of 38 basis points. Interest earned on deposits with banks increased $445 thousand mainly due to a 26 basis point increase in average rates earned. Interest on long-term securities purchased under resell agreements increased $372 thousand in 2016 compared to 2015 due to an increase in the average rate of 40 basis points, partly offset by a $210.7 million decrease in average balances.

During 2016, interest expense on deposits increased $3.1 million over 2015. This growth was largely due to higher interest on certificates of deposit of $2.1 million and higher interest expense on money market and interest checking accounts of $945 thousand. The growth in certificate of deposit interest expense was largely due to higher rates paid on certificates of deposit over $100,000, which increased nine basis points. The increase in money market and interest checking interest expense resulted from both higher balances and rates paid. The overall rate paid on total deposits increased from .18% in 2015 to .19% in 2016. Interest expense on borrowings increased $1.8 million, due to higher average rates paid on repurchase agreements during 2016 and higher FHLB borrowings during the first quarter of 2016. The overall average rate incurred on all interest bearing liabilities was .22% in 2016, compared to .20% in 2015.

Provision for Loan Losses
The provision for loan losses totaled $45.2 million in 2017, an increase of $8.9 million over the 2016 provision of $36.3 million. The increase in the provision resulted mainly from a higher allowance for loan losses associated with loan portfolio growth and an increase in net loan charge-offs compared to the prior year.
Net loan charge-offs for the year totaled $41.6 million and increased $9.7 million compared to net loan charge-offs of $31.9 million in 2016. The increase in net loan charge-offs over the previous year was mainly the result of lower recoveries on commercial portfolio loans, which decreased $5.1 million, and higher net charge-offs on consumer credit card and consumer loans, which increased $4.8 million and $932 thousand, respectively. Partly offsetting these increases in net charge-offs were lower net loan charge-offs on revolving home equity and personal real estate loans. The allowance for loan losses totaled $159.5 million at December 31, 2017, an increase of $3.6 million compared to the prior year, and represented 1.14% of outstanding loans at year end 2017, compared to 1.16% at year end 2016. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2017	2016	2015	'17-'16	'16-'15
Bank card transaction fees	$180,441	$181,879	$178,926	(.8)%	1.7%
Trust fees	135,159	121,795	118,437	11.0	2.8
Deposit account charges and other fees	90,060	86,394	80,416	4.2	7.4
Capital market fees	7,996	10,655	11,476	(25.0)	(7.2)
Consumer brokerage services	14,630	13,784	13,784	6.1	—
Loan fees and sales	13,948	11,412	8,228	22.2	38.7
Other	44,370	48,473	36,872	(8.5)	31.5
Total non-interest income	$486,604	$474,392	$448,139	2.6%	5.9%
Non-interest income as a % of total revenue*	39.9%	41.1%	41.4%
Total revenue per full-time equivalent employee	$254.2	$241.3	$226.9

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income totaled $486.6 million, an increase of $12.2 million, or 2.6%, compared to $474.4 million in 2016. Bank card fees decreased $1.4 million, or .8%, compared to the prior year, largely due to a decline in merchant fees of $4.2 million, resulting from the loss of several large customers over the last twelve months. This decline was partly offset by growth in debit card fees of $704 thousand, credit card fees of $625 thousand, and corporate card fees of $1.4 million. The table below is a summary of bank card transaction fees for the last three years.

				% Change
(Dollars in thousands)	2017	2016	2015	'17-'16	'16-'15
Debit card fees	$40,134	$39,430	$38,330	1.8%	2.9%
Credit card fees	25,275	24,650	24,202	2.5	1.9
Merchant fees	23,680	27,840	26,784	(14.9)	3.9
Corporate card fees	91,352	89,959	89,610	1.5	.4
Total bank card transaction fees	$180,441	$181,879	$178,926	(.8)%	1.7%

Trust fee income increased $13.4 million, or 11.0%, as a result of continued growth in both personal (up 10.3%) and institutional (up 11.9%) trust fees. The market value of total customer trust assets totaled $48.7 billion at year end 2017, which was an increase of 13.1% over year end 2016 balances. Deposit account fees increased $3.7 million, or 4.2%, mainly due to growth in service charges on deposits of $2.5 million, or 12.1%. In addition, overdraft fees increased $1.2 million, or 4.2%, while corporate cash management fees were flat. In 2017, overdraft fees comprised 34.0% of total deposit fees, while corporate cash management fees comprised 40.0% of total deposit fees. Capital market fees declined $2.7 million, or 25.0%, due to continued lower sales volumes, while consumer brokerage services revenue increased $846 thousand, or 6.1%, due to a growth in advisory fees. Loan fees and sales increased $2.5 million this year mainly due to higher mortgage banking revenue related to the Company's fixed rate residential mortgage sale program. Total mortgage banking revenue totaled $9.2 million in 2017 compared to $6.6 million in 2016. Other non-interest income decreased $4.1 million, or 8.5%, from the prior year. This decrease was due in part to a decline in interest rate swap fees of $3.9 million due to lower origination volume. In addition, a large gain on a branch sale and a trust settlement were recorded in 2016 (mentioned below) which did not recur in 2017. These declines in current income were partly offset by higher gains of $1.2 million on sales of leased assets to customers upon lease termination.

During 2016, non-interest income increased $26.3 million, or 5.9%, compared to $448.1 million in 2015. Bank card fees increased $3.0 million, or 1.7%, over 2015. This growth included increases of $1.1 million, or 2.9%, in debit card fees, $1.1 million, or 3.9%, in merchant fees, and smaller increases in credit card and corporate card fees. Trust fee income increased $3.4 million, or 2.8%, as a result of growth in both personal (up 2.0%) and institutional (up 3.7%) trust fees. The market value of total customer trust assets totaled $43.1 billion at year end 2016, which was an increase of 12.2% over year end 2015 balances. Deposit account fees increased $6.0 million, or 7.4%, mainly due to growth in service charges on deposits of $4.4 million, or 26.3%. In addition, corporate cash management fees increased $1.4 million, or 4.1%, and overdraft fees increased $206 thousand. Capital market fees declined $821 thousand, or 7.2%, due to lower sales volumes, while consumer brokerage services revenue was unchanged. Loan fees and sales increased $3.2 million in 2016 compared to 2015, mainly due to $2.7 million in higher mortgage banking revenue. Other non-interest income increased $11.6 million, or 31.5%, over 2015. This increase was due in part to a gain of $3.3 million on the sale of a former branch property recorded in 2016. In addition, an accrual for a trust related settlement of $897 thousand was recorded in 2016. Cash sweep commissions, interest rate swap fees, and fees from sales of tax credits increased $4.8 million, $1.5 million, and $942 thousand, respectively, over 2015. The increases were partly offset by lower operating lease revenue of $1.1 million.

Investment Securities Gains (Losses), Net

(In thousands)	2017	2016	2015
Net gains (losses) on sales of available for sale bonds	$(9,695)	$109	$2,925
Loss on called bond	(254)	—	—
Net gains on sales of available for sale stock	10,054	—	—
Gains on donations of available for sale stock	31,074	—	—
Net gains (losses) on sales and fair value adjustments of private equity investments	(5,743)	108	3,878
Other	(385)	(270)	(483)
Total investment securities gains (losses), net	$25,051	$(53)	$6,320
Net gains and losses on investment securities during 2017, 2016 and 2015 are shown in the table above. Included in these amounts are gains and losses arising from sales of securities from the Company’s available for sale portfolio, including credit-related losses on debt securities identified as other-than-temporarily impaired. Also shown are gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portions of private equity investment gains and losses that are attributable to minority interests are reported as non-controlling interest in the consolidated statements of income, and resulted in income of $575 thousand in 2017, compared to expense of $573 thousand and $2.3 million in 2016 and 2015, respectively.
Net securities gains of $25.1 million were recorded in 2017, which included $31.1 million in gains realized upon donation of available for sale stock, in addition to $10.1 million in gains on stock sales. These gains were offset by net losses in fair value totaling $5.8 million on private equity investments, in addition to net losses of $9.7 million on bond sales. The Company sold approximately $790 million of bonds, mainly mortgage and asset-backed securities, as part of a strategy to extend the duration of the securities portfolio and improve net interest margins. During 2017, credit-related impairment losses of $385 thousand were recorded on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $26.2 million at December 31, 2017, compared to $31.2 million at December 31, 2016.
Net securities losses of $53 thousand were recorded in 2016, compared to net gains of $6.3 million in 2015. The 2016 net loss included $3.8 million in gains realized upon dispositions of private equity investments, including a $1.8 million gain resulting from the Parent's withdrawal from a private equity fund as required under the Volcker Rule investment prohibitions. These gains were offset by net losses in fair value totaling $3.7 million.
In 2015, the Company sold asset-backed securities, municipal securities, and TIPs from the portfolio, realizing gains of $2.8 million. Most of these sales were also part of a plan to extend the portfolio duration. In addition, net gains of $3.9 million on dispositions and fair value adjustments were recognized on private equity investments.

Non-Interest Expense

				% Change
(Dollars in thousands)	2017	2016	2015	'17-'16	'16-'15
Salaries	$380,945	$360,840	$340,521	5.6%	6.0%
Employee benefits	67,376	66,470	60,180	1.4	10.5
Net occupancy	45,612	46,290	44,788	(1.5)	3.4
Equipment	18,568	19,141	19,086	(3.0)	.3
Supplies and communication	22,790	24,135	22,970	(5.6)	5.1
Data processing and software	92,246	92,722	83,944	(.5)	10.5
Marketing	16,325	16,032	16,107	1.8	(.5)
Deposit insurance	13,986	13,327	12,146	4.9	9.7
Community service	34,377	3,906	3,180	N.M.	22.8
Other	77,459	74,202	73,565	4.4	.9
Total non-interest expense	$769,684	$717,065	$676,487	7.3%	6.0%
Efficiency ratio	63.0%	62.0%	62.3%
Salaries and benefits as a % of total non-interest expense	58.2%	59.6%	59.2%
Number of full-time equivalent employees	4,800	4,784	4,770

Non-interest expense was $769.7 million in 2017, an increase of $52.6 million, or 7.3%, over the previous year. Salaries and benefits expense increased $21.0 million, or 4.9%, mainly due to higher full-time salaries, incentive compensation, and payroll taxes. Incentive compensation included the accrual of a discretionary bonus of $3.3 million in December 2017 that will be paid to approximately 75% of all employees. Growth in salaries expense resulted partly from staffing additions in commercial and consumer, information technology, and other support units. Full-time equivalent employees totaled 4,800 at December 31, 2017, an increase of .3% over 2016. Occupancy expense decreased $678 thousand, mainly due to higher net rental income and lower demolition costs on a branch replacement project. Supplies and communication expense decreased by $1.3 million, or 5.6%, mainly due to reissuance costs for new chip cards distributed to customers in 2016 and lower office supplies expense. Data processing and software expense decreased $476 thousand, or .5%, mainly due to lower bank card processing costs resulting from a new vendor contract negotiated in the third quarter of 2017. This effect was partly offset by higher online subscription services and outsourced data provider fees. Equipment expense decreased by $573 thousand, or 3.0%, while deposit insurance expense was higher by $659 thousand, or 4.9%, due to higher insurance rates that were effective July 1, 2016. Costs for marketing increased slightly compared to the prior year. Community service costs increased $30.5 million due to the contribution of $32.0 million of appreciated securities to a related foundation during the current year. Other non-interest expense increased $3.3 million, or 4.4%, over the prior year mainly due to higher costs for legal and professional fees (up $1.2 million), bank card rewards expense (up $1.5 million), impairment losses on surplus branch sites (up $1.2 million), and lower deferred origination costs (down $1.5 million). These increases were partly offset by lower bank card operating costs of $2.2 million, also due to the new contract.

In 2016, non-interest expense was $717.1 million, an increase of $40.6 million, or 6.0%, over 2015. Salaries and benefits expense increased $26.6 million, or 6.6%, mainly due to higher full-time salaries, incentives, stock-based compensation, payroll taxes, and medical plan costs. Growth in salaries expense resulted partly from staffing additions in commercial banking, commercial card, residential mortgage, trust, and other support units. Full-time equivalent employees totaled 4,784 at December 31, 2016, an increase of .3% over 2015. Occupancy expense increased $1.5 million, mainly due to lower net rental income and the demolition costs associated with a branch building which was being replaced. Supplies and communication expense increased by $1.2 million, or 5.1%, mainly due to reissuance costs for new chip cards distributed to customers and higher data network expense. Data processing and software expense increased $8.8 million, or 10.5%, mainly due to higher software license costs, outsourced data provider fees, online subscription services, and bank card processing costs. Deposit insurance expense was higher by $1.2 million, or 9.7%, due to higher average assets and higher insurance rates that were effective July 1, 2016. Costs for marketing and equipment were relatively flat compared to 2015. Community service expense grew $726 thousand over 2015, mainly due to higher foundation contributions. Other non-interest expense increased $637 thousand in 2016 compared to 2015, partly due to a recovery of $2.8 million in 2015 related to a letter of credit exposure which had been drawn upon and subsequently paid off. In addition, higher costs were recorded for bank card rewards expense (up $2.4 million), loan collection fees (up $1.8 million), and legal and professional fees (up $1.2 million). These increases were partly offset by lower bank card fraud losses (down $3.8 million), lease asset depreciation expense (down $1.3 million), and higher deferred origination costs (up $2.6 million) in 2016.

Income Taxes
Income tax expense was $110.5 million in 2017, compared to $124.2 million in 2016 and $116.6 million in 2015. The effective tax rate, including the effect of non-controlling interest, was 25.7% in 2017 compared to 31.1% in 2016 and 30.7% in 2015. The declines in tax expense and the effective tax rate in 2017 compared to 2016 and 2015 were largely due to the items mentioned below.

The Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on January 1, 2017, which requires all excess tax benefits (net of tax deficiencies) to be recognized as income tax expense or benefit in the income statement. The amount of excess tax benefits (net of tax deficiencies) recognized as a reduction to income tax expense totaled $7.3 million in 2017. In addition, income tax benefits of $11.8 million were recorded in 2017, resulting from the contribution of $32.0 million of appreciated securities to a charitable foundation.

New federal tax reform legislation was enacted in December 2017, which reduced income tax rates applied to the Company's deferred tax assets and liabilities at December 31, 2017. As part of the enactment, tax benefits of $6.8 million were recorded as a reduction of income tax expense in 2017, mostly as a result of revaluing deferred tax assets and liabilities at the new lower tax rates. The Company’s effective tax rate in 2018 is likely to be reduced to a range of 19-21% as a result of this new tax legislation. Additional information about income tax expense is provided in Note 8 to the consolidated financial statements.

Financial Condition
Loan Portfolio Analysis
Classifications of consolidated loans by major category at December 31 for each of the past five years are shown in the table below. This portfolio consists of loans which were acquired or originated with the intent of holding to their maturity. Loans held for sale are separately discussed in a following section. A schedule of average balances invested in each loan category below appears on page 56.

	Balance at December 31
(In thousands)	2017	2016	2015	2014	2013
Commercial:
Business	$4,958,554	$4,776,365	$4,397,893	$3,969,952	$3,715,319
Real estate — construction and land	968,820	791,236	624,070	403,507	406,197
Real estate — business	2,697,452	2,643,374	2,355,544	2,288,215	2,313,550
Personal banking:
Real estate — personal	2,062,787	2,010,397	1,915,953	1,883,092	1,787,626
Consumer	2,104,487	1,990,801	1,924,365	1,705,134	1,512,716
Revolving home equity	400,587	413,634	432,981	430,873	420,589
Consumer credit card	783,864	776,465	779,744	782,370	796,228
Overdrafts	7,123	10,464	6,142	6,095	4,611
Total loans	$13,983,674	$13,412,736	$12,436,692	$11,469,238	$10,956,836

The contractual maturities of business and real estate loan categories at December 31, 2017, and a breakdown of those loans between fixed rate and floating rate loans are as follows.

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Business	$2,581,850	$1,943,129	$433,575	$4,958,554
Real estate — construction and land	383,983	550,930	33,907	968,820
Real estate — business	598,587	1,507,896	590,969	2,697,452
Real estate — personal	181,223	506,033	1,375,531	2,062,787
Total business and real estate loans	$3,745,643	$4,507,988	$2,433,982	10,687,613

Business and real estate loans:
Loans with fixed rates	24.3%	49.6%	58.2%	42.7%
Loans with floating rates	75.7%	50.4%	41.8%	57.3%
Total business and real estate loans	100.0%	100.0%	100.0%	100.0%

The following table shows loan balances at December 31, 2017, segregated between those with fixed interest rates and those with variable rates that fluctuate with an index.

(In thousands)	Fixed Rate Loans	Variable Rate Loans	Total	% Variable Rate Loans
Business	$1,727,430	$3,231,124	$4,958,554	65.2%
Real estate — construction and land	64,884	903,936	968,820	93.3
Real estate — business	1,275,537	1,421,915	2,697,452	52.7
Real estate — personal	1,497,030	565,757	2,062,787	27.4
Consumer	1,561,174	543,313	2,104,487	25.8
Revolving home equity	7,830	392,757	400,587	98.0
Consumer credit card	70,392	713,472	783,864	91.0
Overdrafts	7,123	—	7,123	—
Total loans	$6,211,400	$7,772,274	$13,983,674	55.6%

Total loans at December 31, 2017 were $14.0 billion, an increase of $570.9 million, or 4.3%, over balances at December 31, 2016. The growth in loans during 2017 occurred in all loan categories, with the exception of revolving home equity loans and overdrafts, which declined from the prior year. Business loans increased $182.2 million, or 3.8%, reflecting growth in commercial and industrial loans, commercial card loans and tax-advantaged lending. Business real estate loans increased $54.1 million, or 2.0%, due to continued demand for commercial real estate loans during 2017. Construction loans increased $177.6 million, or 22.4% due to continued growth in commercial construction projects and advances on existing projects. Personal real estate loans retained by the Company increased $52.4 million, or 2.6%, on solid origination growth. The Company sells certain long-term fixed rate mortgage loans to the secondary market, and these loan sales totaled $199.8 million in 2017. Consumer loans were higher by $113.7 million, or 5.7%, which was largely driven by growth in patient health care, automobile and other consumer loans, while motorcycle and fixed rate home equity loans declined and marine and recreational vehicle loan balances continued to run off during the year. Consumer credit card loans increased $7.4 million, while revolving home equity loan balances declined $13.0 million, compared to balances at year end 2016.

The Company currently holds approximately 29% of its loan portfolio in the St. Louis market, 31% in the Kansas City market, and 40% in other regional markets. The portfolio is diversified from a business and retail standpoint, with 62% in loans to businesses and 38% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. At December 31, 2017, the balance of SNC loans totaled approximately $1.1 billion, with an additional $1.4 billion in unfunded commitments, compared to $836.1 million in loans and $1.4 billion in unfunded commitments at December 31, 2016.

Commercial Loans
Business
Total business loans amounted to $5.0 billion at December 31, 2017 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax-advantaged financings which carry tax free interest rates. These loans totaled $728.9 million at December 31, 2017, which was a $53.5 million, or 7.9%, increase over December 31, 2016 balances, and comprised 5.2% of the Company's total loan portfolio. The business loan portfolio also includes direct financing and sales type leases totaling $737.7 million, which are used by commercial and tax-exempt customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases increased $12.4 million, or 1.7%, over 2016 and comprised 5.3% of the Company’s total loan portfolio. The Company has outstanding energy-related loans totaling $134.5 million at December 31, 2017, which are further discussed on page 38. Also included in the business portfolio are corporate card loans, which totaled $300.8 million at December 31, 2017 and increased $76.6 million, or 34.1%, over the prior year. These loans are made in conjunction with the Company’s corporate card business. They are generally for corporate trade purchases and are short-term, with outstanding balances averaging between 7 to 30 days in duration, which helps to limit risk in these loans.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado, Texas and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, health care, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $1.4 million in 2017, compared to net loan charge-offs of $616 thousand recorded in 2016. Non-accrual business loans were $5.9 million (.1% of business loans) at December 31, 2017 compared to $8.7 million at December 31, 2016.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $968.8 million at December 31, 2017, which was an increase of $177.6 million, or 22.4%, over the prior year and comprised 6.9% of the Company’s total loan portfolio. Commercial construction and land development loans totaled $765.8 million, or 79.0% of total construction loans at December 31, 2017. These loans increased $193.3 million over 2016 year end balances; driving the growth in the total construction portfolio. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2017 totaled $203.0 million, or 21.0% of total construction loans. A stable construction market has contributed to improved loss trends, with net loan recoveries of $1.2 million and $3.7 million recorded in 2017 and 2016, respectively. Construction and land loans on non-accrual status declined to $5 thousand at year end 2017 compared to $564 thousand at year end 2016.

Real Estate-Business
Total business real estate loans were $2.7 billion at December 31, 2017 and comprised 19.3% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, churches, and other commercial properties. Emphasis is placed on owner-occupied lending (37.5% of this portfolio), which presents lower risk levels. The borrowers and/or the properties are generally located in local and regional markets. Additional information about loans by category is presented on page 36. At December 31, 2017, non-accrual balances amounted to $2.7 million, or .1% of the loans in this category, up from $1.6 million at year end 2016. The Company experienced net loan recoveries of $203 thousand in 2017, compared to net loan recoveries of $1.3 million in 2016.

Personal Banking Loans
Real Estate-Personal
At December 31, 2017, there were $2.1 billion in outstanding personal real estate loans, which comprised 14.8% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans, and at December 31, 2017, 27% of the portfolio was comprised of adjustable rate loans and 73% was comprised of fixed rate loans. The Company does not purchase any loans from outside parties or brokers, and has never maintained or promoted subprime or reduced-document products. Levels of mortgage loan origination activity decreased in 2017 compared to 2016, with originations of $560.8 million in 2017 compared with $574.7 million in 2016. Net loans retained by the Company increased $52.4 million and loans sold to the secondary market increased $50.2 million. The loan sales were made under a 2015 initiative to originate and sell certain long term fixed rate loans, resulting in sales of $149.6 million in 2016 and $199.8 million in 2017. The Company has experienced lower loan losses in this category than many others in the industry and believes this is partly because of its conservative underwriting culture, stable markets, and the fact that it does not offer subprime lending products or purchase loans from brokers. Net loan recoveries for 2017 amounted to $305 thousand, compared to net loan recoveries of $6 thousand in the previous year. The non-accrual balances of loans in this category decreased to $2.5 million at December 31, 2017, compared to $3.4 million at year end 2016.

Consumer
Consumer loans consist of automobile, motorcycle, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, patient health care financing and other types of consumer loans. These loans totaled $2.1 billion at year end 2017. Approximately 48% of the consumer portfolio consists of automobile loans, 6% in motorcycle loans, 15% in fixed rate home equity loans, 7% in heathcare financing loans and 3% in marine and RV loans. Total consumer loans increased by $113.7 million at year end in 2017 compared to year end 2016. Growth of $69.6 million in patient health care financing and $37.3 million in automobile loan originations was partly offset by the run-off of $30.6 million in marine and RV loans and lower motorcycle and fixed rate home equity loans of $10.9 million and $8.7 million, respectively. Loans for other general consumer purposes increased $57.0 million over year end 2016. Net charge-offs on total consumer loans were $10.0 million in 2017, compared to $9.0 million in 2016, averaging .5% of consumer loans in both years. Consumer loan net charge-offs included marine and RV loan net charge-offs of $1.2 million, which were 1.4% of average marine and RV loans in 2017, compared to .9% in 2016.

Revolving Home Equity
Revolving home equity loans, of which 98% are adjustable rate loans, totaled $400.6 million at year end 2017. An additional $698.6 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net charge-offs totaled $185 thousand in 2017, compared to $485 thousand in 2016.

Consumer Credit Card
Total consumer credit card loans amounted to $783.9 million at December 31, 2017 and comprised 5.6% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 42% of the households that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. At December 31, 2017, approximately 91% of the outstanding credit card loan balances had a floating interest rate, compared to 90% in the prior year. Net charge-offs amounted to $30.3 million in 2017, an increase of $4.8 million over $25.4 million in 2016. The ratio of credit card loan net charge-offs to total average credit card loans was 4.1% in 2017 and 3.4% in 2016.

Loans Held for Sale
At December 31, 2017, loans held for sale were comprised of certain long-term fixed rate personal real estate loans and loans extended to students while attending colleges and universities. The personal real estate loans are carried at fair value and totaled $15.3 million at December 31, 2017. The student loans, carried at the lower of cost or fair value, totaled $6.1 million at December 31, 2017. Both of these portfolios are further discussed in Note 2 to the consolidated financial statements.

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

At December 31, 2017, the allowance for loan losses was $159.5 million compared to $155.9 million at December 31, 2016. The percentage of allowance to loans decreased slightly to 1.14% at December 31, 2017 compared to 1.16% at year end 2016. Total loans delinquent 90 days or more and still accruing were $18.1 million at December 31, 2017, an increase of $1.7 million compared to year end 2016, mainly driven by a $1.2 million increase in personal real estate loans delinquent 90 days or more. Non-accrual loans at December 31, 2017 were $12.0 million, a decrease of $2.3 million from the prior year, mainly comprised of decreases in business and personal real estate non-accrual loans of $2.7 million and $942 thousand, respectively. These decreases were partially offset by an increase in business real estate non-accrual loans of $1.1 million. The 2017 year end balance of non-accrual loans was comprised of $5.9 million of business loans, $2.7 million of business real estate loans, $2.5 million of personal real estate loans, and $834 thousand of consumer loans.

Net loan charge-offs totaled $41.6 million in 2017, representing a $9.7 million increase compared to net charge-offs of $31.9 million in 2016. The increase was largely due to lower recoveries on commercial loans, which saw $5.1 million fewer recoveries in 2017 compared to 2016, as well as $4.8 million and $932 thousand higher net charge-offs on consumer credit card and consumer loans, respectively. Partly offsetting these increases in net charge-offs were lower net loan charge-offs on revolving home equity and personal real estate loans. Consumer credit card net charge-offs were 4.07% of average consumer credit card loans in 2017 compared to 3.39% in 2016. Consumer credit card loan net charge-offs as a percentage of total net charge-offs decreased to 72.6% in 2017 compared to 79.7% in 2016. Consumer loan net charge-offs were .49% of average consumer loans in 2017, compared to .46% in 2016, and represented 24.0% of total net loan charge-offs in 2017.

The ratio of net charge-offs to total average loans outstanding in 2017 was .31%, compared to .25% in 2016 and .28% in 2015. The provision for loan losses in 2017 was $45.2 million, compared to provisions of $36.3 million in 2016 and $28.7 million in 2015.

The Company considers the allowance for loan losses of $159.5 million adequate to cover losses inherent in the loan portfolio at December 31, 2017.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2017	2016	2015	2014	2013
Loans outstanding at end of year(A)	$13,983,674	$13,412,736	$12,436,692	$11,469,238	$10,956,836
Average loans outstanding(A)	$13,611,699	$12,927,778	$11,869,276	$11,260,233	$10,311,654
Allowance for loan losses:
Balance at beginning of year	$155,932	$151,532	$156,532	$161,532	$172,532
Additions to allowance through charges to expense	45,244	36,318	28,727	29,531	20,353
Loans charged off:
Business	2,410	2,549	2,295	2,646	1,869
Real estate — construction and land	1	515	499	794	621
Real estate — business	127	194	1,263	1,108	2,680
Real estate — personal	417	556	1,037	844	1,570
Consumer	13,415	12,711	11,708	12,214	11,029
Revolving home equity	488	860	722	783	1,200
Consumer credit card	36,114	31,616	31,326	32,424	33,206
Overdrafts	2,207	1,977	2,200	1,960	2,024
Total loans charged off	55,179	50,978	51,050	52,773	54,199
Recoveries of loans previously charged off:
Business	1,032	1,933	2,683	2,181	2,736
Real estate — construction and land	1,192	4,227	1,761	2,323	5,313
Real estate — business	330	1,475	1,396	681	1,728
Real estate — personal	722	562	596	317	343
Consumer	3,436	3,664	3,430	3,409	3,489
Revolving home equity	303	375	320	743	214
Consumer credit card	5,861	6,186	6,287	7,702	8,085
Overdrafts	659	638	850	886	938
Total recoveries	13,535	19,060	17,323	18,242	22,846
Net loans charged off	41,644	31,918	33,727	34,531	31,353
Balance at end of year	$159,532	$155,932	$151,532	$156,532	$161,532
Ratio of allowance to loans at end of year	1.14%	1.16%	1.22%	1.36%	1.47%
Ratio of provision to average loans outstanding	.33%	.28%	.24%	.26%	.20%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.

	Years Ended December 31
	2017	2016	2015	2014	2013
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	.03%	.01%	(.01)%	.01%	(.03)%
Real estate — construction and land	(.14)	(.48)	(.26)	(.37)	(1.24)
Real estate — business	(.01)	(.05)	(.01)	.02	.04
Real estate — personal	(.02)	—	.02	.03	.07
Consumer	.49	.46	.45	.54	.52
Revolving home equity	.05	.12	.09	.01	.23
Consumer credit card	4.07	3.39	3.35	3.28	3.34
Overdrafts	33.71	28.42	24.93	21.97	18.04
Ratio of total net charge-offs to total average loans outstanding	.31%	.25%	.28%	.31%	.30%

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end.

(Dollars in thousands)	2017		2016		2015		2014		2013
	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans
Business	$44,462	35.4%	$43,910	35.6%	$43,617	35.4%	$40,881	34.6%	$43,146	33.9%
RE — construction and land	24,432	6.9	21,841	5.9	16,312	5.0	13,584	3.5	18,617	3.7
RE — business	24,810	19.3	25,610	19.7	22,157	18.9	35,157	20.0	32,426	21.1
RE — personal	4,201	14.8	4,110	15.0	6,680	15.4	7,343	16.4	4,490	16.3
Consumer	19,509	15.0	18,935	14.8	21,717	15.5	16,822	14.9	15,440	13.8
Revolving home equity	1,189	2.9	1,164	3.1	1,393	3.5	2,472	3.7	3,152	3.8
Consumer credit card	40,052	5.6	39,530	5.8	38,764	6.3	39,541	6.8	43,360	7.3
Overdrafts	877.1		832.1		892	—	732.1		901.1
Total	$159,532	100.0%	$155,932	100.0%	$151,532	100.0%	$156,532	100.0%	$161,532	100.0%

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
The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2017	2016	2015	2014	2013
Total non-accrual loans	$11,983	$14,283	$26,575	$40,775	$48,814
Real estate acquired in foreclosure	681	366	2,819	5,476	6,625
Total non-performing assets	$12,664	$14,649	$29,394	$46,251	$55,439
Non-performing assets as a percentage of total loans	.09%	.11%	.24%	.40%	.51%
Non-performing assets as a percentage of total assets	.05%	.06%	.12%	.19%	.24%
Loans past due 90 days and still accruing interest	$18,127	$16,396	$16,467	$13,658	$13,966

The table below shows the effect on interest income in 2017 of loans on non-accrual status at year end.

(In thousands)
Gross amount of interest that would have been recorded at original rate	$1,067
Interest that was reflected in income	58
Interest income not recognized	$1,009

Non-accrual loans, which are also classified as impaired, totaled $12.0 million at year end 2017, a decrease of $2.3 million from the balance at year end 2016. The decline from December 31, 2016 occurred mainly in business, personal real estate, and construction loans, which decreased $2.7 million, $942 thousand, and $559 thousand, respectively, but was partially offset by increases in business real estate and consumer non-accrual loans. At December 31, 2017, non-accrual loans were comprised primarily of business (49.6%), business real estate (22.8%), and personal real estate (20.5%) loans. Foreclosed real estate totaled $681 thousand at December 31, 2017, an increase of $315 thousand when compared to December 31, 2016. Total non-performing assets remain low compared to the overall banking industry in 2017, with the non-performing loans to total loans ratio at .09% at December 31, 2017. Total loans past due 90 days or more and still accruing interest were $18.1 million as of December 31, 2017, an increase of $1.7 million when compared to December 31, 2016. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $213.4 million at December 31, 2017, compared with $99.5 million at December 31, 2016, resulting in an increase of $113.9 million. The change in potential problem loans was largely comprised of an increase of $110.0 million in business loans, mainly due to the downgrade of several large commercial and industrial and lease loans.

	December 31
(In thousands)	2017	2016
Potential problem loans:
Business	$153,417	$43,438
Real estate – construction and land	2,702	1,172
Real estate – business	51,134	52,913
Real estate – personal	6,121	1,955
Total potential problem loans	$213,374	$99,478

At December 31, 2017, the Company had $110.6 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $88.6 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate - Construction and Land Loans
The Company’s portfolio of construction loans, as shown in the table below, amounted to 6.9% of total loans outstanding at December 31, 2017. The largest component of construction and land loans was commercial construction, which grew $213.9 million during the year ended December 31, 2017. At December 31, 2017, multi-family residential construction loans totaled approximately $252.8 million, or 35.2%, of the commercial construction loan portfolio.

(Dollars in thousands)	December 31, 2017	% of Total	% of Total Loans	December 31, 2016	% of Total	% of Total Loans
Residential land and land development	$81,859	8.5%	.6%	$86,373	10.9%	.6%
Residential construction	121,138	12.5	.9	132,334	16.8	1.0
Commercial land and land development	48,474	5.0	.3	69,057	8.7	.5
Commercial construction	717,349	74.0	5.1	503,472	63.6	3.8
Total real estate – construction and land loans	$968,820	100.0%	6.9%	$791,236	100.0%	5.9%

Real Estate – Business Loans
Total business real estate loans were $2.7 billion at December 31, 2017 and comprised 19.3% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 37.5% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	December 31, 2017	% of Total	% of Total Loans	December 31, 2016	% of Total	% of Total Loans
Owner-occupied	$1,010,786	37.5%	7.2%	$1,004,238	38.0%	7.5%
Office	373,301	13.8	2.7	319,638	12.1	2.4
Retail	338,937	12.6	2.4	344,221	13.0	2.5
Multi-family	298,605	11.1	2.1	255,369	9.7	1.9
Hotels	181,704	6.7	1.3	174,207	6.6	1.3
Farm	161,972	6.0	1.2	173,210	6.6	1.3
Industrial	73,078	2.7	.5	122,940	4.6	.9
Other	259,069	9.6	1.9	249,551	9.4	1.9
Total real estate - business loans	$2,697,452	100.0%	19.3%	$2,643,374	100.0%	19.7%

Real Estate - Personal Loans
The Company’s $2.1 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. The majority of this portfolio is comprised of approximately $1.9 billion of loans made to the retail customer base and includes both adjustable rate and fixed rate mortgage loans. As shown in Note 2 to the consolidated financial statements, 3.4% of this portfolio has FICO scores of less than 660, and delinquency levels have been low. Loans of approximately $29.9 million in this personal real estate portfolio were structured with interest only payments. Interest only loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount.  A small portion of the total portfolio is comprised of personal real estate loans made to individuals employed by commercial customers which totaled $219.2 million at December 31, 2017.

The following table presents information about the retail-based personal real estate loan portfolio for 2017 and 2016.

	2017		2016
(Dollars in thousands)	Principal Outstanding at December 31	% of Loan Portfolio	Principal Outstanding at December 31	% of Loan Portfolio
Loans with interest only payments	$29,919	1.6%	$22,185	1.2%
Loans with no insurance and LTV:
Between 80% and 90%	110,272	5.9	95,708	5.4
Between 90% and 95%	28,774	1.6	29,323	1.6
Over 95%	44,529	2.4	33,778	1.9
Over 80% LTV with no insurance	183,575	9.9	158,809	8.9
Total loan portfolio from which above loans were identified	1,855,779		1,783,674

Revolving Home Equity Loans
The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (92.3%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the following tables, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. The weighted average FICO score for the total current portfolio balance is 794. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. Over the next three years, approximately 14% of the Company's current outstanding balances are expected to mature. Of these balances, 92% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

(Dollars in thousands)	Principal Outstanding at December 31, 2017	*	New Lines Originated During 2017	*	Unused Portion of Available Lines at December 31, 2017	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$369,846	92.3%	$160,111	40.0%	$680,826	170.0%	$2,977.7%
Loans with LTV:
Between 80% and 90%	43,493	10.9	19,537	4.9	40,750	10.2	514.1
Over 90%	7,849	1.9	—	—	5,452	1.3	85	—
Over 80% LTV	51,342	12.8	19,537	4.9	46,202	11.5	599.1
Total loan portfolio from which above loans were identified	400,587		172,511		713,934
* Percentage of total principal outstanding of $400.6 million at December 31, 2017.

(Dollars in thousands)	Principal Outstanding at December 31, 2016	*	New Lines Originated During 2016	*	Unused Portion of Available Lines at December 31, 2016	*	Balances Over 30 Days Past Due *
Loans with interest only payments	$385,617	93.2%	$174,892	42.3%	$663,594	160.4%	$1,912.5%
Loans with LTV:
Between 80% and 90%	46,633	11.3	21,263	5.1	39,069	9.4	540.1
Over 90%	8,443	2.0	2,036.5		7,251	1.8	106.1
Over 80% LTV	55,076	13.3	23,299	5.6	46,320	11.2	646.2
Total loan portfolio from which above loans were identified	413,634		184,250		694,767
* Percentage of total principal outstanding of $413.6 million at December 31, 2016.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines comprised mainly of loans secured by automobiles, motorcycles, marine, and RVs. Outstanding balances for auto loans were $1.0 billion and $972.5 million at December 31, 2017 and 2016, respectively. The balances over 30 days past due amounted to $18.4 million at December 31, 2017, compared to $13.8 million at the end of 2016, and comprised 1.8% of the outstanding balances of these loans at December 31, 2017 compared to 1.4% at December 31, 2016. For the year ended December 31, 2017, $464.3 million of new auto loans were originated, compared to $431.0 million during 2016. At December 31, 2017, the automobile loan portfolio had a weighted average FICO score of 751.

Outstanding balances for motorcycle loans were $129.5 million at December 31, 2017, compared to $140.4 million at December 31, 2016. The balances over 30 days past due amounted to $2.5 million and $2.2 million at December 31, 2017 and 2016, respectively, and comprised 1.9% of the outstanding balances of these loans at December 31, 2017, compared to 1.5% at December 31, 2016. For the year ended December 31, 2017, $55.3 million of new motorcycle loans were originated, compared to $76.4 million during 2016.

Marine and RV loan production has been significantly curtailed since 2008 with few new originations. While loss rates have remained low over the last five years, the loss ratios experienced for marine and RV loans in 2017 increased over the prior year and have been higher than for other consumer loan products, at 1.4% and .9% in 2017 and 2016, respectively. Balances over 30 days past due for marine and RV loans decreased $3.3 million at year end 2017 compared to 2016. The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2017 and 2016.

	2017			2016
(In thousands)	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due
Automobiles	$1,009,880	$464,253	$18,396	$972,536	$431,048	$13,839
Motorcycles	129,530	55,253	2,496	140,408	76,364	2,155
Marine	17,776	997	846	26,187	1,629	953
RV	54,070	29	109	76,254	1,187	3,307
Total	$1,211,256	$520,532	$21,847	$1,215,385	$510,228	$20,254

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at December 31, 2017 of $783.9 million in consumer credit card loans outstanding, approximately $167.9 million, or 21.4%, carried a low promotional rate. Within the next six months, $50.2 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $134.5 million at December 31, 2017, a decrease of $37.0 million from year end 2016, as shown in the table below.

(In thousands)	December 31, 2017	December 31, 2016	Unfunded commitments at December 31, 2017
Extraction	$86,040	$103,011	$51,647
Downstream distribution and refining	25,329	30,231	18,247
Mid-stream shipping and storage	9,310	22,985	72,149
Support activities	13,811	15,296	23,651
Total energy lending portfolio	$134,490	$171,523	$165,694

Investment Securities Analysis
Investment securities are comprised of securities which are classified as available for sale, non-marketable, or trading. Total investment securities (excluding unrealized gains/losses in fair value) decreased 9.1% during 2017 to $8.8 billion at year end 2017. During 2017, securities of $1.9 billion were purchased in the available for sale and non-marketable portfolios, which included $407.8 million in asset-backed securities, $995.9 million in agency mortgage-backed securities and $169.1 million in non-agency mortgage-backed securities. Total sales, maturities and pay downs in these portfolios were $2.7 billion during 2017. During 2018, maturities and pay downs of approximately $1.4 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 2.52% in 2017 and 2.43% in 2016.

At December 31, 2017, the fair value of available for sale securities was $8.8 billion, including a net unrealized gain in fair value of $54.4 million, compared to a net unrealized gain of $48.9 million at December 31, 2016. The overall unrealized gain in fair value at December 31, 2017 included net gains of $18.7 million in state and municipal securities and $44.3 million in equity securities held by the Parent, partially offset by net losses of $5.8 million in agency mortgage-backed securities.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2017	2016
Amortized Cost
U.S. government and federal agency obligations	$917,494	$919,904
Government-sponsored enterprise obligations	408,266	450,448
State and municipal obligations	1,592,707	1,778,684
Agency mortgage-backed securities	3,046,701	2,674,964
Non-agency mortgage-backed securities	903,920	1,054,446
Asset-backed securities	1,495,380	2,389,176
Other debt securities	350,988	327,030
Equity securities	4,411	5,678
Total available for sale investment securities	$8,719,867	$9,600,330
Fair Value
U.S. government and federal agency obligations	$917,147	$920,904
Government-sponsored enterprise obligations	406,363	449,998
State and municipal obligations	1,611,366	1,778,214
Agency mortgage-backed securities	3,040,913	2,685,931
Non-agency mortgage-backed securities	905,793	1,055,639
Asset-backed securities	1,492,800	2,381,301
Other debt securities	351,060	325,953
Equity securities	48,838	51,263
Total available for sale investment securities	$8,774,280	$9,649,203
The available for sale portfolio includes agency mortgage-backed securities, which are collateralized bonds issued by agencies, including FNMA, GNMA, FHLMC, FHLB, Federal Farm Credit Banks and FDIC. Non-agency mortgage-backed securities totaled $905.8 million, at fair value, at December 31, 2017, and included $582.4 million collateralized by commercial mortgages and $323.4 million collateralized by residential mortgages. Certain non-agency mortgage-backed securities are other-than-temporarily impaired, and the processes for determining impairment and the related losses are discussed in Note 3 to the consolidated financial statements.

At December 31, 2017, U.S. government obligations included $442.1 million in TIPS, and state and municipal obligations included $17.0 million in auction rate securities, at fair value. Other debt securities include corporate bonds, notes and commercial paper. Available for sale equity securities are mainly comprised of common stock held by the Parent which totaled $45.9 million at December 31, 2017.

The types of debt securities held in the available for sale security portfolio at year end 2017 are presented in the table below. Additional detail by maturity category is provided in Note 3 to the consolidated financial statements.

	December 31, 2017
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	10.5%	1.24%	4.2	years
Government-sponsored enterprise obligations	4.7	1.79	2.9
State and municipal obligations	18.4	2.39	5.0
Agency mortgage-backed securities	34.9	2.62	4.1
Non-agency mortgage-backed securities	10.4	2.54	2.9
Asset-backed securities	17.1	2.03	2.4
Other debt securities	4.0	2.59	4.6
*Based on call provisions and estimated prepayment speeds.

Non-marketable securities totaled $100.8 million at December 31, 2017 and $99.6 million at December 31, 2016. These include Federal Reserve Bank stock and Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities and are carried at cost. Also included are private equity investments, most of which are held by a subsidiary qualified as a Small Business Investment Company. These investments are carried at estimated fair value, but are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks.

Non-marketable securities at year end for the past two years are shown below:

	December 31
(In thousands)	2017	2016
Federal Reserve Bank stock	$33,253	$32,929
Federal Home Loan Bank stock	10,000	14,000
Private equity investments in debt securities	31,734	27,258
Private equity investments in equity securities	25,474	25,076
Other equity securities	297	295
Total non-marketable investment securities	$100,758	$99,558

In addition to its holdings in the investment securities portfolio, the Company invests in long-term securities purchased under agreements to resell, which totaled $700.0 million at December 31, 2017 and $725.0 million at December 31, 2016. These investments mature in 2019 through 2021 and have fixed rates or variable rates that fluctuate with published indices. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $712.9 million in marketable investment securities at December 31, 2017. The average rate earned on these agreements during 2017 was 1.72%.

The Company also holds offsetting repurchase and resale agreements totaling $650.0 million at December 31, 2017 and $550.0 million at December 31, 2016, which are further discussed in Note 18 to the consolidated financial statements. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have been offset against each other in the balance sheet, as permitted under current accounting guidance. The agreements mature in 2018 through 2019 and earned an average of 53 basis points during 2017.

Deposits and Borrowings
Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $20.4 billion at December 31, 2017, compared to $21.1 billion last year, reflecting a decrease of $675.6 million, or 3.2%. Most of this decline occurred in the second and third quarters of 2017.

Average deposits grew by $263.9 million, or 1.3%, in 2017 compared to 2016, with most of this growth occurring in money market deposits, which grew $196.5 million, or 2.0%. Interest checking and savings deposits also increased over the prior year, while total certificates of deposits declined $139.6 million, or 6.3%. Non-interest bearing deposits increased on average by $126.6 million, or 1.8%, driven by growth in government and personal demand deposits but partially offset by a decline in business demand deposits.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2017	2016
Non-interest bearing	35.1%	35.2%
Savings, interest checking and money market	56.3	54.2
Time open and C.D.’s of less than $100,000	3.1	3.4
Time open and C.D.’s of $100,000 and over	5.5	7.2
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 77% of average earning assets in both 2017 and 2016. Average balances by major deposit category for the last six years appear on page 56. A maturity schedule of time deposits outstanding at December 31, 2017 is included in Note 6 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. Total balances of federal funds purchased and repurchase agreements outstanding at December 31, 2017 were $1.5 billion, a $216.8 million decrease from the $1.7 billion balance outstanding at year end 2016. On an average basis, these borrowings increased $196.3 million, or 15.5%, during 2017, mainly due to an increase of $201.8 million in repurchase agreements. The average rate paid on total federal funds purchased and repurchase agreements was .67% during 2017 and .26% during 2016.

The majority of the Company’s long-term debt has been comprised of fixed rate advances from the FHLB. These advances, which totaled $100.0 million at December 31, 2016, were repaid by the Company in November 2017. The average rate paid on FHLB advances was 3.55% and 2.32% during 2017 and 2016, respectively.

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
The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, balances at the Federal Reserve Bank, and securities purchased under agreements to resell. At December 31, 2017 and 2016, such assets were as follows:

(In thousands)	2017	2016
Available for sale investment securities	$8,774,280	$9,649,203
Federal funds sold	42,775	15,470
Long-term securities purchased under agreements to resell	700,000	725,000
Balances at the Federal Reserve Bank	30,631	272,275
Total	$9,547,686	$10,661,948

Federal funds sold are funds lent to the Company’s correspondent bank customers with overnight maturities, and totaled $42.8 million at December 31, 2017. At December 31, 2017, the Company had lent funds totaling $700.0 million under long-term resale agreements to other large financial institutions. The agreements mature in years 2019 through 2021. Under these agreements, the Company holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $712.9 million in fair value at December 31, 2017. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $30.6 million at December 31, 2017. The Company’s available for sale investment portfolio includes scheduled maturities and expected pay downs of approximately $1.4 billion during 2018, and these funds offer substantial resources to meet either new loan demand or help offset reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At December 31, 2017 and 2016, total investment securities pledged for these purposes were as follows:

(In thousands)	2017	2016
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$84,946	$115,858
FHLB borrowings and letters of credit	13,332	17,781
Repurchase agreements *	2,001,401	2,447,835
Other deposits	1,679,024	1,773,017
Total pledged securities	3,778,703	4,354,491
Unpledged and available for pledging	3,346,826	3,516,648
Ineligible for pledging	1,648,751	1,778,064
Total available for sale securities, at fair value	$8,774,280	$9,649,203
* Includes securities pledged for collateral swaps, as discussed in Note 18 to the consolidated financial statements

Liquidity is also available from the Company’s large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At December 31, 2017, such deposits totaled $18.7 billion and represented 91.3% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Total core deposits decreased $201.6 million at year end 2017 compared to year end 2016, with declines of $108.7 million in corporate core deposits and $251.6 million in private banking deposits, offset by growth of $194.0 million in consumer deposits. The Company does not consider the decline in core deposits to be significant, but should the decline in deposits continue in 2018, future funding requirements will be met by the liquidity supplied by investment security maturities and pay downs, expected to total $1.4 billion over the next year, as noted above. In addition, as shown on page 43, the Company has borrowing capacity of $3.4 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2017	2016
Core deposit base:
Non-interest bearing	$7,158,962	$7,429,398
Interest checking	1,533,904	1,275,899
Savings and money market	9,965,716	10,154,890
Total	$18,658,582	$18,860,187

Time open and certificates of deposit of $100,000 or greater totaled $1.1 billion at December 31, 2017. These deposits are normally considered more volatile and higher costing, and comprised 5.5% of total deposits at December 31, 2017.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, repurchase agreements, and advances from the FHLB, as follows:

(In thousands)	2017	2016
Borrowings:
Federal funds purchased	$202,370	$52,840
Repurchase agreements	1,304,768	1,671,065
FHLB advances	—	100,000
Other long-term debt	1,758	2,049
Total	$1,508,896	$1,825,954

Federal funds purchased, which totaled $202.3 million at December 31, 2017, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company’s investment portfolio. Total repurchase agreements at December 31, 2017 were comprised of non-insured customer funds totaling $1.3 billion, and securities pledged for these retail agreements totaled $1.3 billion. The Company's remaining FHLB advances matured in 2017, bringing the long-term debt position to nearly zero.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2017.

	December 31, 2017
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value pledged	$2,566,135	$1,347,778	$3,913,913
Advances outstanding	—	—	—
Letters of credit issued	(498,410)	—	(498,410)
Available for future advances	$2,067,725	$1,347,778	$3,415,503

The Company’s average loans to deposits ratio was 66.2% at December 31, 2017, which is considered in the banking industry to be a measure of strong liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $270.6 million in 2017, as reported in the consolidated statements of cash flows on page 64 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $433.2 million and has historically been a stable source of funds. Investing activities provided total cash of $220.7 million, mainly from sales and maturities (net of purchases) of available for sale investment securities, offset by an increase in the loan portfolio. Activity in the investment securities portfolio provided cash of $838.2 million, while growth in the loan portfolio used cash of $614.8 million. Net repayments of long-term resale agreements provided additional cash of $25.0 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

During 2017, financing activities used total cash of $924.5 million, primarily resulting from a $489.1 million decrease in deposits, a $216.8 decrease in borrowings of federal funds purchased and repurchase agreements, and a $100.0 million decline in FHLB borrowings. Cash dividend payments of $100.6 million were paid on common and preferred stock, while treasury stock purchases totaled $17.8 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company believes it maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash flows resulting from the Company’s transactions in its common and preferred stock were as follows:

(In millions)	2017	2016	2015
Exercise of stock-based awards	$—	$—	$1.9
Purchases of treasury stock	(17.8)	(39.4)	(23.2)
Accelerated share repurchase agreements	—	—	(100.0)
Common cash dividends paid	(91.6)	(87.1)	(85.0)
Preferred cash dividends paid	(9.0)	(9.0)	(9.0)
Cash used	$(118.4)	$(135.5)	$(215.3)

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

(In millions)	2017	2016	2015
Dividends received from subsidiaries	$160.0	$160.0	$160.0
Management fees	30.4	31.0	25.7
Total	$190.4	$191.0	$185.7

These sources of funds are used mainly to pay cash dividends on outstanding stock, pay general operating expenses, and purchase treasury stock. At December 31, 2017, the Parent’s available for sale investment securities totaled $53.3 million at fair value, consisting of common and preferred stock and non-agency backed collateralized mortgage obligations. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2017 or 2016.

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

Capital Management
Under Basel III capital guidelines, at December 31, 2017 and 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	2017	2016	Minimum Ratios under Capital Adequacy Guidelines*	Minimum Ratios for Well-Capitalized Banks**
Risk-adjusted assets	$19,149,949	$18,994,730
Tier I common risk-based capital	2,422,480	2,207,370
Tier I risk-based capital	2,567,264	2,352,154
Total risk-based capital	2,747,863	2,529,675
Tier I common risk-based capital ratio	12.65%	11.62%	7.00%	6.50%
Tier I risk-based capital ratio	13.41	12.38	8.50	8.00
Total risk-based capital ratio	14.35	13.32	10.50	10.00
Tier I leverage ratio	10.39	9.55	4.00	5.00
Tangible common equity to tangible assets	9.84	8.66
Dividend payout ratio	29.52	32.69
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and periodically purchases stock in the open market. During 2015, the Company purchased 4.2 million shares, comprised of 3.6 million shares purchased under accelerated share repurchase agreements and 535 thousand shares acquired through market purchases. During 2016 and 2017, respectively, the Company purchased 959 thousand and 315 thousand shares through market purchases. At December 31, 2017, 3.4 million shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 5% in 2017 compared with 2016, and the Company increased its first quarter 2018 cash dividend by nearly 10%. The Company also distributed its 24th consecutive annual 5% stock dividend in December 2017.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $10.8 billion (including approximately $5.1 billion in unused approved credit card lines) and the contractual amount of standby letters of credit totaling $387.8 million at December 31, 2017. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2017 and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Long-term debt obligations*	$300	$633	$668	$157	$1,758
Operating lease obligations	6,196	8,844	5,854	13,383	34,277
Purchase obligations	69,273	107,859	62,837	5,471	245,440
Time open and C.D.’s *	1,414,554	290,754	59,504	2,052	1,766,864
Total	$1,490,323	$408,090	$128,863	$21,063	$2,048,339
* Includes principal payments only.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. During 2017, the Company made a discretionary contribution of $5.5 million to its defined benefit pension plan in order to reduce pension guarantee premiums. However, the Company is not required nor does it expect to make a contribution in 2018.

The Company has investments in several low-income housing partnerships within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal (and sometimes state) income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. At December 31, 2017, the investments totaled $36.5 million and are recorded as other assets in the Company’s consolidated balance sheet. Unfunded commitments, which are recorded as liabilities, amounted to $27.4 million at December 31, 2017.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2017, purchases and sales of tax credits amounted to $70.9 million and $47.1 million, respectively. Fees from the sales of tax credits were $3.3 million, $3.1 million and $2.2 million in 2017, 2016 and 2015, respectively. At December 31, 2017, the Company had outstanding purchase commitments totaling $114.9 million that it expects to fund in 2018.

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

Simulation A	December 31, 2017			September 30, 2017
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$3.4	.45%	$(346.2)	$10.4	1.41%	$(356.9)
200 basis points rising	6.2	.82	(241.8)	10.7	1.45	(246.5)
100 basis points rising	4.9	.65	(124.3)	7.1	.96	(125.7)

Simulation B	December 31, 2017			September 30, 2017
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(18.0)	(2.36)%	$(1,060.3)	$(10.8)	(1.45)%	$(1,122.0)
200 basis points rising	(12.3)	(1.62)	(956.9)	(7.3)	(.98)	(1,013.2)
100 basis points rising	(10.7)	(1.40)	(841.5)	(7.6)	(1.03)	(895.2)

The difference in these two simulations is the degree to which deposits are modeled to decline as noted in the above table. Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $4.9 million, while a gradual increase in rates of 200 basis points would increase net interest income by $6.2 million.  An increase in rates of 300 basis points would result in an increase in net interest income of $3.4 million. As rates rise, the increase in net interest income from the base calculation at December 31, 2017 was lower than projections made at September 30, 2017 largely due to higher rates and balances of federal funds purchased and repurchase agreements and higher rates on deposits, which increased interest expense and lowered net interest income projections for the fourth quarter of 2017 compared to the prior quarter. In addition, interest income projected on investment securities at December 31, 2017 declined when compared to projections at September 30, 2017, due to lower investment securities balances and fewer variable rate securities, making the portfolio less rate sensitive in a rising rate environment.
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
Derivative Financial Instruments
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps may be used on a limited basis as part of this strategy. The Company also sells interest rate swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. These paired swap contracts comprised the Company's swap portfolio at December 31, 2017 with a total notional amount of $1.7 billion.

Credit risk participation agreements arise when the Company contracts, as a guarantor or beneficiary, with other financial institutions to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved, reputable counterparties. This trading activity is managed within a policy of specific controls and limits. The foreign exchange contracts outstanding at December 31, 2017 mature within the next one to nine months.

The Company began selling new originations of certain long-term residential mortgage loans in early 2015. Derivative instruments arising from this activity include mortgage loan commitments and forward loan sale contracts. Changes in the fair values of the loan commitments and funded loans prior to sale that are due to changes in interest rates are economically hedged with forward contracts to sell residential mortgage-backed securities in the to-be-announced (TBA) market. These TBA forward contracts, which are settled in cash at the security settlement date, are also derivatives.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2017 and 2016. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

	2017			2016
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$1,741,412	$7,674	$(7,857)	$1,685,099	$12,987	$(12,987)
Interest rate caps	31,776	16	(16)	59,379	78	(78)
Credit risk participation agreements	133,488	46	(123)	121,514	65	(156)
Foreign exchange contracts	11,826	21	(40)	4,046	66	(4)
Mortgage loan commitments	17,110	580	—	12,429	355	(6)
Mortgage loan forward sale contracts	2,566	8	(7)	6,626	—	(63)
Forward TBA contracts	25,000	4	(31)	15,000	15	(45)
Total at December 31	$1,963,178	$8,349	$(8,074)	$1,904,093	$13,566	$(13,339)

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

The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2017:
Net interest income	$279,031	$328,345	$47,264	$654,640	$79,039	$733,679
Provision for loan losses	(41,829)	205	(41)	(41,665)	(3,579)	(45,244)
Non-interest income	136,554	194,581	158,175	489,310	(2,706)	486,604
Investment securities gains, net	—	—	—	—	25,051	25,051
Non-interest expense	(290,905)	(290,874)	(120,458)	(702,237)	(67,447)	(769,684)
Income before income taxes	$82,851	$232,257	$84,940	$400,048	$30,358	$430,406
Year ended December 31, 2016:
Net interest income	$268,654	$311,704	$44,113	$624,471	$55,578	$680,049
Provision for loan losses	(36,042)	4,378	(122)	(31,786)	(4,532)	(36,318)
Non-interest income	131,988	199,384	144,661	476,033	(1,641)	474,392
Investment securities losses, net	—	—	—	—	(53)	(53)
Non-interest expense	(282,061)	(284,432)	(113,888)	(680,381)	(36,684)	(717,065)
Income before income taxes	$82,539	$231,034	$74,764	$388,337	$12,668	$401,005
2017 vs 2016
Increase in income before income taxes:
Amount	$312	$1,223	$10,176	$11,711	$17,690	$29,401
Percent	.4%	.5%	13.6%	3.0%	N.M.	7.3%
Year ended December 31, 2015:
Net interest income	$266,328	$296,510	$42,653	$605,491	$28,829	$634,320
Provision for loan losses	(34,864)	1,032	75	(33,757)	5,030	(28,727)
Non-interest income	119,561	194,133	136,374	450,068	(1,929)	448,139
Investment securities gains, net	—	—	—	—	6,320	6,320
Non-interest expense	(273,378)	(267,343)	(108,755)	(649,476)	(27,011)	(676,487)
Income before income taxes	$77,647	$224,332	$70,347	$372,326	$11,239	$383,565
2016 vs 2015
Increase in income before income taxes:
Amount	$4,892	$6,702	$4,417	$16,011	$1,429	$17,440
Percent	6.3%	3.0%	6.3%	4.3%	12.7%	4.5%

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. During 2017, income before income taxes for the Consumer segment increased $312 thousand, or .4%, compared to 2016. This increase was mainly due to growth of $10.4 million, or 3.9%, in net interest income and an increase in non-interest income of $4.6 million, or 3.5%. Net interest income increased due to a $9.7 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and a $670 thousand increase in loan interest income. Non-interest income increased mainly due to growth in deposit fees (mainly deposit account service fees and overdraft and return item fees) and bank card fees. These increases to income were partly offset by growth of $8.8 million, or 3.1%, in non-interest expense and $5.8 million in the provision for loan losses. Non-interest expense increased over the prior year due to an increase in full-time salaries expense and higher allocated support costs, mainly administrative, online banking and information technology. These increases were partly offset by lower bank card processing costs, mainly the result of a new vendor contract negotiated in the third quarter of 2017, while bank card rewards expense was higher. In addition, supplies expense decreased due to higher chip card reissue costs last year that have now declined. The provision for loan losses totaled $41.8 million, a $5.8 million increase over the prior year, which was mainly due to higher net charge-offs on consumer credit card loans. Total average loans in this segment decreased $62.0 million, or 2.4%, in 2017 compared to the prior year mainly due to a decline in marine and RV loans. Average deposits increased $234.3 million, or 2.4%, over the prior year, resulting from growth in money market deposit accounts, partly offset by a decline in certificate of deposit balances.

Pre-tax profitability for 2016 was $82.5 million, an increase of $4.9 million, or 6.3%, compared to 2015. This increase was mainly due to growth of $2.3 million in net interest income and an increase in non-interest income of $12.4 million, or 10.4%. Net interest income increased due to a $4.3 million increase in net allocated funding credits, partly offset by a $2.2 million decline in loan interest income. Non-interest income increased due to growth in mortgage banking revenue, deposit account service fees and bank card fees. These increases to income were partly offset by growth of $8.7 million, or 3.2%, in non-interest expense and $1.2 million in the provision for loan losses. Non-interest expense increased over the prior year due to higher bank card processing costs, bank card rewards expense, and supplies expense. Supplies expense increased over the prior year largely due to higher reissuance costs for new chip cards distributed to customers. In addition, higher costs were incurred for allocated support and servicing, while bank card fraud losses declined from the prior year. The provision for loan losses totaled $36.0 million, a $1.2 million increase over the prior year, which was mainly due to higher net charge-offs on credit card and other consumer loans, partly offset by lower marine and RV loan net charge-offs. Total average loans in this segment increased $33.5 million, or 1.3%, in 2016 compared to the prior year due to growth in auto lending, partly offset by declines in marine and RV loans. Average deposits increased $288.4 million, or 3.0%, over the prior year, resulting from growth in money market deposit accounts, partly offset by lower balances in certificates of deposit.

Commercial
The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Capital Markets Group, which sells fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for 2017 increased $1.2 million, or .5%, compared to 2016, mainly due to an increase in net interest income, partly offset by lower non-interest income, higher non-interest expense and an increase in the provision for loan losses. Net interest income increased $16.6 million, or 5.3%, due to growth of $45.9 million in loan interest income, partly offset by a decrease of $18.5 million in net allocated funding credits. In addition, customer repurchase agreement interest expense increased $5.5 million and deposit interest expense increased $5.2 million. The provision for loan losses increased $4.2 million over last year, as construction loan and business real estate loan net recoveries were lower by $2.5 million and $1.1 million, respectively. Non-interest income decreased $4.8 million, or 2.4%, from the previous year due to lower interest rate swap fees and capital market fees. Non-interest expense increased $6.4 million, or 2.3%, during 2017, mainly due to increases in full-time salaries expense and allocated support costs, partly offset by lower bank card processing costs. Average segment loans increased $562.5 million, or 7.0%, compared to 2016, with growth occurring in commercial and industrial, construction, and business real estate loans. Average deposits increased $57.6 million, or .7%, due to growth in governmental demand deposit accounts, partly offset by declines in certificates of deposit, money market deposit accounts, and business demand deposits.

In 2016, pre-tax income increased $6.7 million, or 3.0%, compared to 2015, mainly due to increases in net interest income and non-interest income, partly offset by higher non-interest expense. Net interest income increased $15.2 million, or 5.1%, due to growth of $34.6 million in loan interest income, partly offset by a decrease of $14.3 million in net allocated funding credits and higher deposit interest expense of $3.7 million. The provision for loan losses decreased $3.3 million from last year, as construction loan and business real estate loan net recoveries were higher by $2.5 million and $1.1 million, respectively, while business loan net charge-offs increased $1.0 million. Non-interest income increased $5.3 million, or 2.7%, over the previous year due to growth in bank card fees, corporate cash management fees, swap fees, and cash sweep commissions. These increases were partly offset by declines in operating lease revenue and capital market fees. Non-interest expense increased $17.1 million, or 6.4%, during 2016, mainly due to higher full-time and incentive salary costs and allocated support costs. Also contributing to higher non-interest expense was a recovery of $2.8 million in 2015 related to a letter of credit exposure which had been drawn upon and subsequently paid off. These increases were partly offset by a decline in operating lease asset depreciation. Average segment loans increased $947.2 million, or 13.3%, compared to 2015, with most of the growth in commercial and industrial, construction, business real estate and tax-advantaged loans. Average deposits increased $692.8 million, or 9.2.%, due to growth in business and governmental demand deposit accounts, money market deposit accounts and certificates of deposit greater than $100,000.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2017, the Trust group managed investments with a market value of $30.0 billion and administered an additional $18.8 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.5 billion in total assets at December 31, 2017. In 2017, pre-tax income for the Wealth segment was $84.9 million, compared to $74.8 million in 2016, an increase of $10.2 million, or 13.6%. Net interest income increased $3.2 million, or 7.1%, due to a $5.1 million increase in loan interest income, partly offset by a $2.1 million decline in net allocated funding credits. Non-interest income increased $13.5 million, or 9.3%, over the prior year largely due to higher personal and institutional trust fees, brokerage revenue and cash sweep fees, partly offset by a trust related settlement recorded in 2016. Non-interest expense increased $6.6 million, or 5.8%, resulting from higher incentive compensation and allocated support costs. The provision for loan losses decreased $81 thousand, mainly due to lower charge-offs on revolving home equity loans. Average assets increased $101.6 million, or 9.1%, during 2017 mainly due to higher personal real estate and consumer loans. Average deposits increased $5.6 million, or .3%, due to growth in money market deposit accounts and business demand deposits, partly offset by a decline in long-term certificates of deposit over $100,000.

In 2016, pre-tax income for the Wealth segment was $74.8 million, compared to $70.3 million in 2015, an increase of $4.4 million, or 6.3%. Net interest income increased $1.5 million, or 3.4%, due to a $2.5 million increase in loan interest income and a decline of $412 thousand in deposit interest expense, partly offset by a $1.4 million decline in net allocated funding credits. Non-interest income increased $8.3 million, or 6.1%, over the prior year largely due to higher personal and institutional trust fees, cash sweep fees and a trust related settlement. Non-interest expense increased $5.1 million, or 4.7%, resulting from higher full-time salary costs and incentive compensation. The provision for loan losses increased $197 thousand, mainly due to higher charge-offs on revolving home equity loans. Average assets increased $78.9 million, or 7.6%, during 2016 mainly due to higher personal real estate and consumer loans. Average deposits increased $28.8 million, or 1.4%, due to growth in money market deposit accounts, partly offset by a decline in long-term certificates of deposit over $100,000.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between the Company’s provision for loan losses and net loan charge-offs, which are generally assigned directly to the segments. In 2017, the pre-tax income in this category was $30.4 million, compared to $12.7 million in 2016. This increase was due to higher unallocated net interest income of $23.5 million, which was offset by higher unallocated non-interest expense of $30.8 million. Non-interest expense included contributions to a related charitable foundation, which are not allocated to the segments. These contributions totaled $32.0 million in 2017 compared to $1.4 million in 2016. Unallocated securities gains were $25.1 million in 2017, compared to securities losses of $53 thousand in 2016. Also, the unallocated loan loss provision decreased $953 thousand, as the total provision was $4.4 million in excess of charge-offs in 2016 compared to $3.6 million in excess of charge-offs in 2017.

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

The FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities", in August 2017. The ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These improvements allow the hedging of risk components, ease restrictions on the measurement of the change in fair value of the hedged item, aligns the recognition and presentation of the effects of the hedging instrument and the hedged item, and otherwise simplify hedge accounting guidance. The amendments are effective January 1, 2019 but may be adopted early in any interim period. The Company adopted the ASU on January 1, 2018, but as the Company does not currently apply hedge accounting, the Company's consolidated financial statements were not affected by the adoption. The hedging improvements in the new guidance will be considered in the development of risk management strategies in the future.

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

Approximately 60% of the Company’s revenue is comprised of net interest income on financial assets and financial liabilities, and is explicitly out of scope of the guidance. The Company has identified the primary contracts in scope as those relating to brokerage commissions, trust fees, deposit account fees, real estate sales, and credit card revenues.  The Company has completed an extensive review of these areas and has concluded that the new guidance does not require any significant change in the revenue recognition process. However, as a result of the review, the Company believes it appropriate to classify certain charges, currently classified as expense, as a reduction of revenue. These are primarily network charges and rewards expense that relate to the Company's bank card products, which approximated $25 million during 2017. In order to provide comparability between periods, the Company plans to adopt the ASU in 2018 on a full retrospective basis, with the only change to prior periods being the reclassification of these charges. Prior period net income will not be affected by the adoption. In future periods, expanded disclosures will be required in order to provide additional understanding of these revenue streams, including disaggregation of total revenue and information about performance obligations, key judgments, estimates and policy decisions regarding revenue recognition.

Liabilities The FASB issued ASU 2016-04, "Recognition of Breakage for Certain Prepaid Stored-Value Products", in March 2016, in order to address current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. Such products include prepaid gift cards issued on a specific payment network and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler's checks. The amendments require that the portion of the dollar value of prepaid stored-value products that is ultimately unredeemed (that is, the breakage) be accounted for consistent with the breakage guidance for stored-value product transactions provided in ASC Topic 606 - Revenue from Contracts with Customers. These amendments are effective for interim and annual periods beginning January 1, 2018 and are not expected to have a significant effect on the Company's consolidated financial statements.

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

Financial Instruments The FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", in January 2016. Upon adoption, the amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee. The Company adopted the ASU on January 1, 2018, and as required by the new guidance, recorded a cumulative-effect adjustment on that date which reclassified net unrealized gains/losses on equity securities from accumulated other comprehensive income to retained earnings. This amount of the reclassification totaled approximately $33.3 million, net of tax. As also required by the new guidance, disclosures of the fair value of the Company's loan portfolio will be based on the exit-price concept, beginning in the first quarter of 2018.

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

Leases In February 2016, the FASB issued ASU 2016-02, "Leases", in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The amendments in the ASU are effective for interim and annual periods beginning January 1, 2019. The Company is the lessee in approximately 200 lease agreements that are subject to this ASU. The Company has formed a working group to assess the changes required and is working with its current software vendor to review a newly created software module designed to comply with the new accounting requirements.

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

Financial Instruments ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", was issued in June 2016. Its implementation will result in a new loan loss accounting framework, also known as the current expected credit loss (CECL) model. CECL requires credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities to be recorded at the time of origination. Under the current incurred loss model, losses are recorded when it is probable that a loss event has occurred. The new standard will require significant operational changes, especially in data collection and analysis. The ASU is effective for interim and annual periods beginning January 1, 2020, and is expected to increase the allowance upon adoption. The Company has formed a working group to assess the standard and the data needs required. In the second quarter of 2017, the Company contracted with a software supplier to assist in the data collection and calculation of the allowance for loan losses under the new model, and is currently collecting loan data to be supplied to the vendor to allow for pro-forma CECL calculations to begin by mid-2018.

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

Comprehensive Income The FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", in February 2018. The guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments are effective for all entities effective January 1, 2019, but early adoption is permitted in certain circumstances. The Company adopted the ASU effective January 1, 2018 and recorded a reclassification which increased accumulated other comprehensive income and reduced retained earnings by $2.9 million. As these are both categories within equity, total equity was unchanged. The adoption did not have a significant effect on the Company's consolidated financial statements.

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

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2017	For the Quarter Ended
(In thousands, except per share data)	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Interest income	$201,572	$194,244	$193,594	$187,997
Interest expense	(11,564)	(11,653)	(10,787)	(9,724)
Net interest income	190,008	182,591	182,807	178,273
Non-interest income	124,212	122,242	123,084	117,066
Investment securities gains (losses), net	27,209	(3,037)	1,651	(772)
Salaries and employee benefits	(115,741)	(111,382)	(108,829)	(112,369)
Other expense	(97,947)	(73,190)	(75,765)	(74,461)
Provision for loan losses	(12,654)	(10,704)	(10,758)	(11,128)
Income before income taxes	115,087	106,520	112,190	96,609
Income taxes	(20,104)	(32,294)	(33,201)	(24,907)
Non-controlling interest	(628)	338	(29)	(198)
Net income attributable to Commerce Bancshares, Inc.	$94,355	$74,564	$78,960	$71,504
Net income per common share — basic*	$.86	$.68	$.71	$.65
Net income per common share — diluted*	$.86	$.67	$.71	$.65
Weighted average shares — basic*	105,619	105,628	105,583	105,389
Weighted average shares — diluted*	105,976	105,981	105,943	105,805

Year ended December 31, 2016	For the Quarter Ended
(In thousands, except per share data)	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Interest income	$181,498	$179,361	$180,065	$172,128
Interest expense	(8,296)	(8,118)	(8,236)	(8,353)
Net interest income	173,202	171,243	171,829	163,775
Non-interest income	119,479	119,319	116,570	119,024
Investment securities gains (losses), net	3,651	(1,965)	(744)	(995)
Salaries and employee benefits	(108,639)	(107,004)	(104,808)	(106,859)
Other expense	(72,622)	(74,238)	(72,281)	(70,614)
Provision for loan losses	(10,400)	(7,263)	(9,216)	(9,439)
Income before income taxes	104,671	100,092	101,350	94,892
Income taxes	(32,297)	(30,942)	(31,542)	(29,370)
Non-controlling interest	(795)	(605)	85	(148)
Net income attributable to Commerce Bancshares, Inc.	$71,579	$68,545	$69,893	$65,374
Net income per common share — basic*	$.65	$.63	$.63	$.59
Net income per common share — diluted*	$.65	$.62	$.63	$.59
Weighted average shares — basic*	105,245	105,207	105,158	105,361
Weighted average shares — diluted*	105,586	105,476	105,433	105,600

Year ended December 31, 2015	For the Quarter Ended
(In thousands, except per share data)	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Interest income	$169,742	$169,115	$170,577	$152,982
Interest expense	(7,255)	(7,077)	(6,920)	(6,844)
Net interest income	162,487	162,038	163,657	146,138
Non-interest income	116,042	111,288	114,235	106,574
Investment securities gains (losses), net	(1,480)	(378)	2,143	6,035
Salaries and employee benefits	(102,098)	(100,874)	(99,655)	(98,074)
Other expense	(73,679)	(70,528)	(65,808)	(65,771)
Provision for loan losses	(9,186)	(8,364)	(6,757)	(4,420)
Income before income taxes	92,086	93,182	107,815	90,482
Income taxes	(27,661)	(27,969)	(32,492)	(28,468)
Non-controlling interest	(715)	(601)	(970)	(959)
Net income attributable to Commerce Bancshares, Inc.	$63,710	$64,612	$74,353	$61,055
Net income per common share — basic*	$.58	$.58	$.65	$.52
Net income per common share — diluted*	$.57	$.58	$.65	$.52
Weighted average shares — basic*	106,074	106,489	109,257	110,309
Weighted average shares — diluted*	106,376	106,813	109,630	110,655
* Restated for the 5% stock dividend distributed in 2017.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$4,832,045	$154,681	3.20%	$4,652,526	$134,438	2.89%	$4,186,101	$116,455	2.78%
Real estate – construction and land	881,879	37,315	4.23	778,822	27,452	3.52	477,320	17,075	3.58
Real estate – business	2,694,620	102,009	3.79	2,440,955	89,305	3.66	2,293,839	85,751	3.74
Real estate – personal	2,019,674	75,267	3.73	1,936,420	72,417	3.74	1,899,234	71,666	3.77
Consumer	2,036,393	81,065	3.98	1,947,240	75,076	3.86	1,829,830	72,625	3.97
Revolving home equity	398,611	15,516	3.89	417,514	14,797	3.54	431,033	15,262	3.54
Consumer credit card	743,885	88,329	11.87	749,589	86,008	11.47	746,503	86,162	11.54
Overdrafts	4,592	—	—	4,712	—	—	5,416	—	—
Total loans	13,611,699	554,182	4.07	12,927,778	499,493	3.86	11,869,276	464,996	3.92
Loans held for sale	17,452	1,000	5.73	25,710	1,317	5.12	4,115	191	4.64
Investment securities:
U.S. government & federal agency obligations	914,961	19,697	2.15	735,081	15,628	2.13	466,135	5,180	1.11
Government-sponsored enterprise obligations	452,422	7,321	1.62	591,785	13,173	2.23	938,589	17,319	1.85
State & municipal obligations(B)	1,720,723	62,073	3.61	1,753,727	63,261	3.61	1,786,235	63,054	3.53
Mortgage-backed securities	3,784,602	89,623	2.37	3,460,821	82,888	2.40	3,164,447	80,936	2.56
Asset-backed securities	2,083,611	36,757	1.76	2,418,118	35,346	1.46	2,773,069	29,558	1.07
Other marketable securities(B)	335,791	9,384	2.79	336,968	9,481	2.81	262,937	7,038	2.68
Trading securities(B)	21,929	583	2.66	19,722	489	2.48	20,517	562	2.74
Non-marketable securities(B)	100,805	11,816	11.72	115,778	8,765	7.57	111,380	9,540	8.57
Total investment securities	9,414,844	237,254	2.52	9,432,000	229,031	2.43	9,523,309	213,187	2.24
Federal funds sold and short-term securities purchased under agreements to resell	18,518	230	1.24	12,660	78.62		16,184	60.37
Long-term securities purchased under agreements to resell	688,147	15,440	2.24	791,392	13,544	1.71	1,002,053	13,172	1.31
Interest earning deposits with banks	207,269	2,223	1.07	188,581	973.52		206,115	528.26
Total interest earning assets	23,957,929	810,329	3.38	23,378,121	744,436	3.18	22,621,052	692,134	3.06
Allowance for loan losses	(156,572)			(152,628)			(152,690)
Unrealized gain on investment securities	98,865			183,036			146,854
Cash and due from banks	361,414			381,822			378,803
Land, buildings and equipment - net	345,639			350,443			359,773
Other assets	424,333			415,677			383,810
Total assets	$25,031,608			$24,556,471			$23,737,602
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$819,558	981.12		$775,121	923.12		$729,311	876.12
Interest checking and money market	10,517,741	16,328.16		10,285,288	13,443.13		9,752,794	12,498.13
Time open & C.D.’s of less than $100,000	676,272	2,645.39		749,261	2,809.37		832,343	3,236.39
Time open & C.D.’s of $100,000 and over	1,404,960	10,859.77		1,471,610	8,545.58		1,224,402	6,051.49
Total interest bearing deposits	13,418,531	30,813.23		13,281,280	25,720.19		12,538,850	22,661.18
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,462,387	9,829.67		1,266,093	3,315.26		1,654,860	1,861.11
Other borrowings	87,696	3,086	3.52	171,255	3,968	2.32	103,884	3,574	3.44
Total borrowings	1,550,083	12,915.83		1,437,348	7,283.51		1,758,744	5,435.31
Total interest bearing liabilities	14,968,614	43,728.29%		14,718,628	33,003.22%		14,297,594	28,096.20%
Non-interest bearing deposits	7,176,255			7,049,633			6,786,741
Other liabilities	250,510			292,145			280,231
Equity	2,636,229			2,496,065			2,373,036
Total liabilities and equity	$25,031,608			$24,556,471			$23,737,602
Net interest margin (T/E)		$766,601			$711,433			$664,038
Net yield on interest earning assets			3.20%			3.04%			2.94%
Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			7.75%			7.14%			2.38%

(A)
Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Years Ended December 31
2014			2013			2012
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$3,919,421	$110,791	2.83%	$3,366,564	$102,847	3.05%	$2,962,699	$102,013	3.44%	10.28%
418,702	15,826	3.78	378,896	15,036	3.97	356,425	15,146	4.25	19.86
2,300,855	88,206	3.83	2,251,113	92,555	4.11	2,193,271	98,693	4.50	4.20
1,818,125	69,054	3.80	1,694,955	66,353	3.91	1,503,357	65,642	4.37	6.08
1,617,039	68,434	4.23	1,437,270	67,299	4.68	1,180,538	66,402	5.62	11.52
426,720	16,188	3.79	424,358	16,822	3.96	446,204	18,586	4.17	(2.23)
754,482	86,298	11.44	752,478	84,843	11.28	730,697	85,652	11.72	.36
4,889	—	—	6,020	—	—	6,125	—	—	(5.60)
11,260,233	454,797	4.04	10,311,654	445,755	4.32	9,379,316	452,134	4.82	7.73
—	—	—	4,488	176	3.92	9,688	361	3.73	12.49

497,271	13,750	2.77	401,162	8,775	2.19	332,382	12,260	3.69	22.45
794,752	13,211	1.66	499,947	8,658	1.73	306,676	5,653	1.84	8.09
1,715,493	61,593	3.59	1,617,814	58,522	3.62	1,376,872	54,056	3.93	4.56
2,981,225	80,229	2.69	3,187,648	87,523	2.75	3,852,616	107,527	2.79	(.36)
2,834,013	24,976.88		3,061,415	27,475.90		2,925,249	31,940	1.09	(6.56)
150,379	3,928	2.61	182,323	5,625	3.09	139,499	6,556	4.70	19.21
18,423	411	2.23	20,986	472	2.25	25,107	637	2.54	(2.67)
104,211	10,692	10.26	116,557	12,226	10.49	118,879	12,558	10.56	(3.24)
9,095,767	208,790	2.30	9,087,852	209,276	2.30	9,077,280	231,187	2.55	.73
31,817	101.32		24,669	106.43		16,393	82.50		2.47
985,205	12,473	1.27	1,174,589	21,119	1.80	892,624	19,174	2.15	(5.07)
220,876	555.25		155,885	387.25		135,319	339.25		8.90
21,593,898	676,716	3.13	20,759,137	676,819	3.26	19,510,620	703,277	3.60	4.19
(160,828)			(166,846)			(178,934)			(2.63)
126,314			157,910			257,511			(17.42)
382,207			382,500			369,020			(.42)
354,899			357,544			357,336			(.66)
376,433			383,739			385,125			1.96
$22,672,923			$21,873,984			$20,700,678			3.87

$670,650	855.13		$625,517	766.12		$574,336	802.14		7.37
9,477,947	12,667.13		9,059,524	13,589.15		8,430,559	17,880.21		4.52
935,387	4,137.44		1,034,991	6,002.58		1,117,236	7,918.71		(9.55)
1,372,509	5,926.43		1,380,003	6,383.46		1,181,426	7,174.61		3.53
12,456,493	23,585.19		12,100,035	26,740.22		11,303,557	33,774.30		3.49

1,257,660	1,019.08		1,294,691	809.06		1,185,978	808.07		4.28
104,896	3,484	3.32	103,901	3,364	3.24	108,916	3,481	3.20	(4.24)
1,362,556	4,503.33		1,398,592	4,173.30		1,294,894	4,289.33		3.66
13,819,049	28,088.20%		13,498,627	30,913.23%		12,598,451	38,063.30%		3.51
6,339,183			5,961,116			5,522,991			5.38
225,554			237,130			334,684			(5.63)
2,289,137			2,177,111			2,244,552			3.27
$22,672,923			$21,873,984			$20,700,678			3.87%
	$648,628			$645,906			$665,214
		3.00%			3.11%			3.41%
		.42%			(2.90)%			(.64)%

(B)
Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $10,357,000 in 2017, $9,537,000 in 2016, $8,332,000 in 2015, $7,640,000 in 2014, $6,673,000 in 2013, and    $5,803,000 in 2012. Investment securities interest income includes tax equivalent adjustments of $22,565,000 in 2017, $21,847,000 in 2016, $21,386,000 in 2015, $20,784,000 in 2014, $19,861,000 in 2013, and $19,505,000 in 2012 . These adjustments relate to state and municipal obligations, other marketable securities, trading securities, and non-marketable securities.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2017
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$4,818	3.32%	$4,778	3.25%	$4,828	3.21%	$4,907	3.02%
Real estate – construction and land	948	4.41	888	4.31	862	4.30	828	3.85
Real estate – business	2,720	3.90	2,710	3.85	2,701	3.74	2,646	3.63
Real estate – personal	2,045	3.72	2,017	3.72	2,004	3.72	2,012	3.74
Consumer	2,101	4.07	2,070	4.02	1,998	3.94	1,975	3.89
Revolving home equity	394	4.06	395	4.03	400	3.84	405	3.64
Consumer credit card	757	11.90	740	12.03	731	11.90	748	11.66
Overdrafts	5	—	4	—	5	—	4	—
Total loans	13,788	4.18	13,602	4.13	13,529	4.06	13,525	3.92
Loans held for sale	18	5.55	21	5.36	18	5.75	12	6.64
Investment securities:
U.S. government & federal agency obligations	918	2.60	918	1.40	912	2.52	913	2.09
Government-sponsored enterprise obligations	452	1.69	457	1.61	450	1.59	450	1.58
State & municipal obligations(A)	1,631	3.60	1,699	3.57	1,772	3.61	1,783	3.65
Mortgage-backed securities	3,950	2.38	3,719	2.36	3,708	2.35	3,760	2.38
Asset-backed securities	1,623	1.94	2,025	1.82	2,335	1.72	2,360	1.63
Other marketable securities(A)	356	2.86	328	2.73	326	2.76	333	2.82
Trading securities(A)	20	2.63	21	2.51	21	2.70	25	2.77
Non-marketable securities(A)	98	8.08	103	6.46	102	11.49	101	21.08
Total investment securities	9,048	2.59	9,270	2.39	9,626	2.52	9,725	2.58
Federal funds sold and short-term securities purchased under agreements to resell	27	1.35	24	1.30	13	1.13	10.94
Long-term securities purchased under agreements to resell	700	2.36	662	2.28	666	2.22	725	2.12
Interest earning deposits with banks	270	1.18	211	1.24	139	1.04	208.77
Total interest earning assets	23,851	3.48	23,790	3.37	23,991	3.37	24,205	3.30
Allowance for loan losses	(157)		(157)		(157)		(155)
Unrealized gain on investment securities	112		117		103		63
Cash and due from banks	372		349		349		376
Land, buildings and equipment – net	347		345		344		346
Other assets	438		429		413		417
Total assets	$24,963		$24,873		$25,043		$25,252
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$822.12		$829.12		$831.12		$796.13
Interest checking and money market	10,416.17		10,387.16		10,667.15		10,604.14
Time open & C.D.’s under $100,000	645.40		668.40		688.39		705.37
Time open & C.D.’s $100,000 & over	1,119.88		1,326.83		1,510.75		1,671.67
Total interest bearing deposits	13,002.24		13,210.24		13,696.23		13,776.21
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,626.83		1,501.75		1,363.60		1,356.46
Other borrowings	42	3.59	102	3.53	106	3.47	102	3.53
Total borrowings	1,668.90		1,603.93		1,469.81		1,458.67
Total interest bearing liabilities	14,670.31%		14,813.31%		15,165.29%		15,234.26%
Non-interest bearing deposits	7,257		7,136		7,066		7,247
Other liabilities	312		252		203		234
Equity	2,724		2,672		2,609		2,537
Total liabilities and equity	$24,963		$24,873		$25,043		$25,252
Net interest margin (T/E)	$198		$190		$191		$187
Net yield on interest earning assets		3.29%		3.18%		3.19%		3.14%

(A)	Includes tax equivalent calculations.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2016
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$4,731	2.91%	$4,695	2.87%	$4,692	2.90%	$4,492	2.87%
Real estate – construction and land	821	3.64	821	3.48	789	3.46	683	3.51
Real estate – business	2,559	3.61	2,432	3.63	2,389	3.69	2,382	3.70
Real estate – personal	1,986	3.69	1,944	3.73	1,906	3.76	1,909	3.77
Consumer	1,978	3.85	1,948	3.91	1,928	3.80	1,935	3.87
Revolving home equity	415	3.50	412	3.56	413	3.59	429	3.52
Consumer credit card	758	11.38	750	11.56	738	11.54	752	11.42
Overdrafts	6	—	5	—	4	—	5	—
Total loans	13,254	3.85	13,007	3.86	12,859	3.86	12,587	3.89
Loans held for sale	11	5.77	27	5.00	56	4.95	9	5.80
Investment securities:
U.S. government & federal agency obligations	812	2.18	726	2.43	698	3.48	703.40
Government-sponsored enterprise obligations	446	1.54	482	2.24	666	3.03	777	1.93
State & municipal obligations(A)	1,784	3.57	1,748	3.60	1,764	3.60	1,719	3.66
Mortgage-backed securities	3,657	2.40	3,366	2.38	3,394	2.36	3,425	2.45
Asset-backed securities	2,417	1.52	2,341	1.48	2,378	1.45	2,537	1.39
Other marketable securities(A)	333	2.95	335	2.74	338	2.77	342	2.79
Trading securities(A)	22	2.40	18	2.42	21	2.27	18	2.87
Non-marketable securities(A)	105	5.42	114	10.24	116	8.03	128	6.54
Total investment securities	9,576	2.39	9,130	2.49	9,375	2.58	9,649	2.26
Federal funds sold and short-term securities purchased under agreements to resell	8.72		13.61		12.64		17.56
Long-term securities purchased under agreements to resell	725	1.86	766	1.73	825	1.64	850	1.64
Interest earning deposits with banks	201.56		208.51		125.49		220.49
Total interest earning assets	23,775	3.17	23,151	3.22	23,252	3.25	23,332	3.10
Allowance for loan losses	(154)		(154)		(152)		(151)
Unrealized gain on investment securities	156		235		192		149
Cash and due from banks	372		362		372		421
Land, buildings and equipment – net	346		348		351		357
Other assets	436		442		390		395
Total assets	$24,931		$24,384		$24,405		$24,503
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$773.12		$779.12		$787.11		$761.12
Interest checking and money market	10,512.13		10,211.13		10,288.13		10,129.13
Time open & C.D.’s under $100,000	723.37		741.37		759.38		775.38
Time open & C.D.’s $100,000 & over	1,334.60		1,434.61		1,636.58		1,484.54
Total interest bearing deposits	13,342.19		13,165.20		13,470.20		13,149.19
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,285.30		1,164.25		1,212.24		1,404.25
Other borrowings	101	3.54	103	3.51	105	3.49	378	1.33
Total borrowings	1,386.54		1,267.51		1,317.50		1,782.48
Total interest bearing liabilities	14,728.22%		14,432.22%		14,787.22%		14,931.23%
Non-interest bearing deposits	7,308		7,096		6,886		6,906
Other liabilities	347		306		260		254
Equity	2,548		2,550		2,472		2,412
Total liabilities and equity	$24,931		$24,384		$24,405		$24,503
Net interest margin (T/E)	$181		$179		$180		$171
Net yield on interest earning assets		3.03%		3.08%		3.11%		2.95%

(A)	Includes tax equivalent calculations.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth on pages 46 through 47 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commerce Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1971.
Kansas City, Missouri
February 22, 2018

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2017	2016
	(In thousands)
ASSETS
Loans	$13,983,674	$13,412,736
Allowance for loan losses	(159,532)	(155,932)
Net loans	13,824,142	13,256,804
Loans held for sale (including $15,327,000 and $9,263,000 of residential mortgage loans carried at fair value at December 31, 2017 and 2016, respectively)	21,398	14,456
Investment securities:
Available for sale ($662,515,000 and $568,553,000 pledged at December 31, 2017 and 2016, respectively, to secure swap and repurchase agreements)	8,774,280	9,649,203
Trading	18,269	22,225
Non-marketable	100,758	99,558
Total investment securities	8,893,307	9,770,986
Federal funds sold and short-term securities purchased under agreements to resell	42,775	15,470
Long-term securities purchased under agreements to resell	700,000	725,000
Interest earning deposits with banks	30,631	272,275
Cash and due from banks	438,439	494,690
Land, buildings and equipment – net	335,110	337,705
Goodwill	138,921	138,921
Other intangible assets – net	7,618	6,709
Other assets	401,074	608,408
Total assets	$24,833,415	$25,641,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$7,158,962	$7,429,398
Savings, interest checking and money market	11,499,620	11,430,789
Time open and C.D.’s of less than $100,000	634,646	713,075
Time open and C.D.’s of $100,000 and over	1,132,218	1,527,833
Total deposits	20,425,446	21,101,095
Federal funds purchased and securities sold under agreements to repurchase	1,507,138	1,723,905
Other borrowings	1,758	102,049
Other liabilities	180,889	213,243
Total liabilities	22,115,231	23,140,292
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value Authorized 120,000,000 shares; issued 107,081,397 shares at December 31, 2017 and 102,003,046 shares at December 31, 2016	535,407	510,015
Capital surplus	1,815,360	1,552,454
Retained earnings	221,374	292,849
Treasury stock of 276,968 shares at December 31, 2017 and 364,711 shares at December 31, 2016, at cost	(14,473)	(15,294)
Accumulated other comprehensive income	14,108	10,975
Total Commerce Bancshares, Inc. stockholders’ equity	2,716,560	2,495,783
Non-controlling interest	1,624	5,349
Total equity	2,718,184	2,501,132
Total liabilities and equity	$24,833,415	$25,641,424
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2017	2016	2015
INTEREST INCOME
Interest and fees on loans	$543,825	$489,956	$456,664
Interest on loans held for sale	1,000	1,317	191
Interest on investment securities	214,689	207,184	191,801
Interest on federal funds sold and short-term securities purchased under agreements to resell	230	78	60
Interest on long-term securities purchased under agreements to resell	15,440	13,544	13,172
Interest on deposits with banks	2,223	973	528
Total interest income	777,407	713,052	662,416
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	17,309	14,366	13,374
Time open and C.D.’s of less than $100,000	2,645	2,809	3,236
Time open and C.D.’s of $100,000 and over	10,859	8,545	6,051
Interest on federal funds purchased and securities sold under agreements to repurchase	9,829	3,315	1,861
Interest on other borrowings	3,086	3,968	3,574
Total interest expense	43,728	33,003	28,096
Net interest income	733,679	680,049	634,320
Provision for loan losses	45,244	36,318	28,727
Net interest income after provision for loan losses	688,435	643,731	605,593
NON-INTEREST INCOME
Bank card transaction fees	180,441	181,879	178,926
Trust fees	135,159	121,795	118,437
Deposit account charges and other fees	90,060	86,394	80,416
Capital market fees	7,996	10,655	11,476
Consumer brokerage services	14,630	13,784	13,784
Loan fees and sales	13,948	11,412	8,228
Other	44,370	48,473	36,872
Total non-interest income	486,604	474,392	448,139
INVESTMENT SECURITIES GAINS (LOSSES), NET	25,051	(53)	6,320
NON-INTEREST EXPENSE
Salaries and employee benefits	448,321	427,310	400,701
Net occupancy	45,612	46,290	44,788
Equipment	18,568	19,141	19,086
Supplies and communication	22,790	24,135	22,970
Data processing and software	92,246	92,722	83,944
Marketing	16,325	16,032	16,107
Deposit insurance	13,986	13,327	12,146
Community service	34,377	3,906	3,180
Other	77,459	74,202	73,565
Total non-interest expense	769,684	717,065	676,487
Income before income taxes	430,406	401,005	383,565
Less income taxes	110,506	124,151	116,590
Net income	319,900	276,854	266,975
Less non-controlling interest expense	517	1,463	3,245
Net income attributable to Commerce Bancshares, Inc.	319,383	275,391	263,730
Less preferred stock dividends	9,000	9,000	9,000
Net income available to common shareholders	$310,383	$266,391	$254,730
Net income per common share - basic	$2.90	$2.50	$2.33
Net income per common share - diluted	$2.89	$2.49	$2.32
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31
(In thousands)	2017	2016	2015
Net income	$319,900	$276,854	$266,975
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	412	(341)	(518)
Net unrealized gains (losses) on other securities	3,022	(22,422)	(31,517)
Change in pension loss	(301)	1,268	2,412
Other comprehensive income (loss)	3,133	(21,495)	(29,623)
Comprehensive income	323,033	255,359	237,352
Less non-controlling interest expense	517	1,463	3,245
Comprehensive income attributable to Commerce Bancshares, Inc.	$322,516	$253,896	$234,107
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$319,900	$276,854	$266,975
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,244	36,318	28,727
Provision for depreciation and amortization	39,732	40,929	42,803
Amortization of investment security premiums, net	35,423	31,493	32,618
Deferred income tax (benefit) expense	13,617	(2,059)	7,432
Investment securities (gains) losses, net	(25,051)	53	(6,320)
Net gains on sales of loans held for sale	(8,008)	(5,850)	(3,076)
Proceeds from sales of loans held for sale	215,373	160,875	97,813
Originations of loans held for sale	(216,064)	(163,469)	(103,199)
Net (increase) decrease in trading securities, excluding unsettled transactions	7,585	73,780	(86,045)
Stock-based compensation	12,105	11,525	10,147
Increase in interest receivable	(4,459)	(3,642)	(4,992)
Increase in interest payable	38	1,107	336
Increase (decrease) in income taxes payable	(27,685)	4,509	11,733
Donation of securities	32,036	—	—
Other changes, net	(6,560)	(26,666)	(3,757)
Net cash provided by operating activities	433,226	435,757	291,195
INVESTING ACTIVITIES
Proceeds from sales of investment securities	792,380	24,380	689,031
Proceeds from maturities/pay downs of investment securities	1,899,640	2,032,397	2,515,113
Purchases of investment securities	(1,853,817)	(1,988,101)	(3,542,537)
Net increase in loans	(614,849)	(1,009,523)	(1,005,657)
Long-term securities purchased under agreements to resell	(75,000)	(250,000)	—
Repayments of long-term securities purchased under agreements to resell	100,000	400,000	175,000
Purchases of land, buildings and equipment	(30,824)	(24,478)	(31,897)
Sales of land, buildings and equipment	3,190	10,112	5,545
Net cash provided by (used in) investing activities	220,720	(805,213)	(1,195,402)
FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(15,036)	782,846	545,147
Net increase (decrease) in time open and C.D.’s	(474,044)	243,199	(124,509)
Net increase (decrease) in federal funds purchased and short-term securities sold under agreements to repurchase	(216,767)	(239,647)	101,034
Net decrease in other borrowings	(100,291)	(1,769)	(240)
Purchases of treasury stock	(17,771)	(39,381)	(23,176)
Accelerated share repurchase agreements	—	—	(100,000)
Issuance of stock under equity compensation plans	(8)	(6)	1,914
Cash dividends paid on common stock	(91,619)	(87,070)	(84,961)
Cash dividends paid on preferred stock	(9,000)	(9,000)	(9,000)
Net cash provided by (used in) financing activities	(924,536)	649,172	306,209
Increase (decrease) in cash and cash equivalents	(270,590)	279,716	(597,998)
Cash and cash equivalents at beginning of year	782,435	502,719	1,100,717
Cash and cash equivalents at end of year	$511,845	$782,435	$502,719
Income tax payments, net	$120,744	$119,596	$95,341
Interest paid on deposits and borrowings	43,690	31,896	27,760
Loans transferred to foreclosed real estate	2,063	1,122	3,778
Settlement of accelerated share repurchase agreement and receipt of treasury stock	—	—	60,000
Loans transferred from held for investment to held for sale, net	—	42,688	—
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance, December 31, 2014	$144,784	$484,155	$1,229,075	$426,648	$(16,562)	$62,093	$4,053	$2,334,246
Net income				263,730			3,245	266,975
Other comprehensive loss						(29,623)		(29,623)
Distributions to non-controlling interest							(1,870)	(1,870)
Purchases of treasury stock					(23,176)			(23,176)
Accelerated share repurchase agreements			60,000		(160,000)			(100,000)
Cash dividends paid on common stock ($.777 per share)				(84,961)				(84,961)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Excess tax benefit related to equity compensation plans			2,132					2,132
Stock-based compensation			10,147					10,147
Issuance under stock purchase and equity compensation plans			(16,615)		19,503			2,888
5% stock dividend, net		5,707	52,938	(213,104)	154,119			(340)
Balance, December 31, 2015	144,784	489,862	1,337,677	383,313	(26,116)	32,470	5,428	2,367,418
Net income				275,391			1,463	276,854
Other comprehensive loss						(21,495)		(21,495)
Distributions to non-controlling interest							(1,542)	(1,542)
Purchases of treasury stock					(39,381)			(39,381)
Cash dividends paid on common stock ($.816 per share)				(87,070)				(87,070)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Excess tax benefit related to equity compensation plans			3,390					3,390
Stock-based compensation			11,525					11,525
Issuance under stock purchase and equity compensation plans			(15,810)		16,721			911
5% stock dividend, net		20,153	215,672	(269,785)	33,482			(478)
Balance, December 31, 2016	144,784	510,015	1,552,454	292,849	(15,294)	10,975	5,349	2,501,132
Adoption of ASU 2016-09			3,441	(2,144)				1,297
Net income				319,383			517	319,900
Other comprehensive income						3,133		3,133
Distributions to non-controlling interest							(1,293)	(1,293)
Sale of non-controlling interest of subsidiary			2,950				(2,949)	1
Purchases of treasury stock					(17,771)			(17,771)
Cash dividends paid on common stock ($.857 per share)				(91,619)				(91,619)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Stock-based compensation			12,105					12,105
Issuance under stock purchase and equity compensation plans			(17,734)		18,592			858
5% stock dividend, net		25,392	262,144	(288,095)				(559)
Balance, December 31, 2017	$144,784	$535,407	$1,815,360	$221,374	$(14,473)	$14,108	$1,624	$2,718,184
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations
Commerce Bancshares, Inc. and its subsidiaries (the Company) conducts its principal activities from approximately 330 locations throughout Missouri, Illinois, Kansas, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, credit related insurance and private equity investment activities.

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

Regulations of the Federal Reserve System require cash balances to be maintained at the Federal Reserve Bank, based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2017 totaled $126.1 million, while cash held at the Federal Reserve Bank totaled $30.6 million. Additionally, as of December 31, 2017, the Company had $12.5 million in cash collateral on deposit with another financial institution relating to interest rate swap transactions.

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

Occasionally, other types of loans may be classified as held for sale in order to manage credit concentration. These loans are carried at the lower of cost or fair value with gains and losses on sales recognized in loan fees and sales.

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

Land, Buildings and Equipment
Land is stated at cost, and buildings and equipment are stated at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using a straight-line method, utilizing estimated useful lives; generally 30 years for buildings, 10 years for building improvements, and 3 to 10 years for equipment. Leasehold improvements are amortized over the shorter of 10 years or the remaining lease term. Maintenance and repairs are charged to non-interest expense as incurred.

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

Intangible assets that have finite useful lives, such as core deposit intangibles and mortgage servicing rights, are amortized over their estimated useful lives. Core deposit intangibles are amortized over periods of 8 to 14 years, representing their estimated lives, using accelerated methods. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. Impairment is indicated if the sum of the undiscounted estimated future net cash flows is less than the carrying value of the intangible asset. Mortgage servicing rights, while initially recorded at fair value, are subsequently amortized and carried at the lower of the initial capitalized amount (net of accumulated amortization), or estimated fair value. The Company evaluates its mortgage servicing rights for impairment on a quarterly basis, using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans. A valuation allowance has been established, through a charge to earnings, to the extent the amortized cost exceeds the estimated fair value. However, the Company has not recorded other-than-temporary impairment losses on either of these types of intangible assets.

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

In December 2017, tax reform legislation was enacted which changed the maximum corporate tax rate for years 2018 and beyond. As such, deferred tax assets and liabilities were revalued in 2017 to account for the change in future tax rates. Additional information about current and deferred income taxes is provided in Note 8, Income Taxes.

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

The Company has master netting arrangements with various counterparties but does not offset derivative assets and liabilities under these arrangements in its consolidated balance sheets. However, interest rate swaps that are executed under central clearing requirements are presented on a net basis as mandated by the statutory terms of the Company's contract with its clearing counterparty.

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

Stock-Based Compensation
The Company’s stock-based employee compensation plan is described in Note 10, Stock-Based Compensation and Directors Stock Purchase Plan. In accordance with the requirements of ASC 718-10-30-3 and 35-2, the Company measures the cost of stock-based compensation based on the grant-date fair value of the award, recognizing the cost over the requisite service period, which is generally the vesting period. The fair value of an option award is estimated using the Black-Scholes option-pricing model while the fair value of a nonvested stock award is the common stock (CBSH) market price. The expense recognized is reduced for estimated forfeitures over the vesting period and adjusted for actual forfeitures as they occurred, and was included in salaries and employee benefits in the accompanying consolidated statements of income. As further discussed in Note 10, effective January 1, 2017, the Company recognized forfeitures as a reduction to expense only when they have occurred, as allowed under the provisions of ASU 2016-09.

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

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options and stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s nonvested stock awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2017.

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held for investment loan portfolio at December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Commercial:
Business	$4,958,554	$4,776,365
Real estate — construction and land	968,820	791,236
Real estate — business	2,697,452	2,643,374
Personal Banking:
Real estate — personal	2,062,787	2,010,397
Consumer	2,104,487	1,990,801
Revolving home equity	400,587	413,634
Consumer credit card	783,864	776,465
Overdrafts	7,123	10,464
Total loans	$13,983,674	$13,412,736

Loans to directors and executive officers of the Parent and the Bank, and to their associates, are summarized as follows:

(In thousands)
Balance at January 1, 2017	$62,991
Additions	655,544
Amounts collected	(639,920)
Amounts written off	—
Balance, December 31, 2017	$78,615

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. The activity in the table above includes draws and repayments on several lines of credit with business entities. There were no outstanding loans at December 31, 2017 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Oklahoma, Colorado, Iowa, Ohio, Texas, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from three to seven years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2017, unfunded loan commitments totaled $10.8 billion (which included $5.1 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2017, loans totaling $3.8 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.7 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases to commercial and industrial and tax-exempt entities of $737.7 million and $725.3 million at December 31, 2017 and 2016, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $52.1 million and $49.9 million at December 31, 2017 and 2016, respectively. The net investment in operating leases amounted to $17.4 million and $19.0 million at December 31, 2017 and 2016, respectively, and is included in other assets on the Company’s consolidated balance sheets.

Allowance for loan losses

A summary of the activity in the allowance for losses during the previous three years follows:

(In thousands)	Commercial	Personal Banking	Total
Balance at December 31, 2014	$89,622	$66,910	$156,532
Provision for loan losses	(9,319)	38,046	28,727
Deductions:
Loans charged off	4,057	46,993	51,050
Less recoveries	5,840	11,483	17,323
Net loans charged off (recoveries)	(1,783)	35,510	33,727
Balance at December 31, 2015	82,086	69,446	151,532
Provision for loan losses	4,898	31,420	36,318
Deductions:
Loans charged off	3,258	47,720	50,978
Less recoveries	7,635	11,425	19,060
Net loans charged off (recoveries)	(4,377)	36,295	31,918
Balance at December 31, 2016	91,361	64,571	155,932
Provision for loan losses	2,327	42,917	45,244
Deductions:
Loans charged off	2,538	52,641	55,179
Less recoveries	2,554	10,981	13,535
Net loans charged off (recoveries)	(16)	41,660	41,644
Balance at December 31, 2017	$93,704	$65,828	$159,532

The following table shows the balance in the allowance for loan losses and the related loan balance at December 31, 2017 and 2016, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
December 31, 2017
Commercial	$3,067	$92,613	$90,637	$8,532,213
Personal Banking	1,176	22,182	64,652	5,336,666
Total	$4,243	$114,795	$155,289	$13,868,879
December 31, 2016
Commercial	$1,817	$44,795	$89,544	$8,166,180
Personal Banking	1,292	19,737	63,279	5,182,024
Total	$3,109	$64,532	$152,823	$13,348,204

Impaired loans
The table below shows the Company’s investment in impaired loans at December 31, 2017 and 2016. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under current accounting guidance. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 78.

(In thousands)	2017	2016
Non-accrual loans	$11,983	$14,283
Restructured loans (accruing)	102,812	50,249
Total impaired loans	$114,795	$64,532

The following table provides additional information about impaired loans held by the Company at December 31, 2017 and 2016, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2017
With no related allowance recorded:
Business	$5,356	$9,000	$—
Real estate – business	1,299	1,303	—
Consumer	779	817	—
	$7,434	$11,120	$—
With an allowance recorded:
Business	$72,589	$73,168	$2,455
Real estate – construction and land	837	841	27
Real estate – business	12,532	13,071	585
Real estate – personal	9,126	11,914	532
Consumer	5,388	5,426	67
Revolving home equity	204	204	11
Consumer credit card	6,685	6,685	566
	$107,361	$111,309	$4,243
Total	$114,795	$122,429	$4,243
December 31, 2016
With no related allowance recorded:
Business	$7,375	$10,470	$—
Real estate – construction and land	557	752	—
	$7,932	$11,222	$—
With an allowance recorded:
Business	$29,924	$31,795	$1,318
Real estate – construction and land	69	72	3
Real estate – business	6,870	8,072	496
Real estate – personal	6,394	9,199	642
Consumer	5,281	5,281	57
Revolving home equity	584	584	1
Consumer credit card	7,478	7,478	592
	$56,600	$62,481	$3,109
Total	$64,532	$73,703	$3,109

Total average impaired loans during 2017 and 2016 are shown in the table below.

	2017			2016
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Average impaired loans:
Non-accrual loans	$9,658	$3,989	$13,647	$17,294	$4,135	$21,429
Restructured loans (accruing)	49,070	17,539	66,609	32,295	17,058	49,353
Total	$58,728	$21,528	$80,256	$49,589	$21,193	$70,782

The table below shows interest income recognized during the years ended December 31, 2017, 2016 and 2015 for impaired loans held at the end of each respective period. This interest relates to accruing restructured loans, as discussed previously.

	Years Ended December 31
(In thousands)	2017	2016	2015
Interest income recognized on impaired loans:
Business	$3,135	$1,064	$495
Real estate – construction and land	41	2	80
Real estate – business	514	171	122
Real estate – personal	402	152	187
Consumer	307	339	348
Revolving home equity	10	31	20
Consumer credit card	673	722	750
Total	$5,082	$2,481	$2,002

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2017 and 2016.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2017
Commercial:
Business	$4,949,148	$3,085	$374	$5,947	$4,958,554
Real estate – construction and land	967,321	1,473	21	5	968,820
Real estate – business	2,694,234	482	—	2,736	2,697,452
Personal Banking:
Real estate – personal	2,050,787	6,218	3,321	2,461	2,062,787
Consumer	2,067,025	32,674	3,954	834	2,104,487
Revolving home equity	397,349	1,962	1,276	—	400,587
Consumer credit card	764,568	10,115	9,181	—	783,864
Overdrafts	6,840	283	—	—	7,123
Total	$13,897,272	$56,292	$18,127	$11,983	$13,983,674
December 31, 2016
Commercial:
Business	$4,763,274	$3,735	$674	$8,682	$4,776,365
Real estate – construction and land	789,633	1,039	—	564	791,236
Real estate – business	2,639,586	2,154	—	1,634	2,643,374
Personal Banking:
Real estate – personal	1,995,724	9,162	2,108	3,403	2,010,397
Consumer	1,957,358	29,783	3,660	—	1,990,801
Revolving home equity	411,483	1,032	1,119	—	413,634
Consumer credit card	757,443	10,187	8,835	—	776,465
Overdrafts	10,014	450	—	—	10,464
Total	$13,324,515	$57,542	$16,396	$14,283	$13,412,736

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

	Commercial Loans
(In thousands)	Business	Real Estate -Construction	Real Estate - Business	Total
December 31, 2017
Pass	$4,740,013	$955,499	$2,593,005	$8,288,517
Special mention	59,177	10,614	50,577	120,368
Substandard	153,417	2,702	51,134	207,253
Non-accrual	5,947	5	2,736	8,688
Total	$4,958,554	$968,820	$2,697,452	$8,624,826
December 31, 2016
Pass	$4,607,553	$788,778	$2,543,348	$7,939,679
Special mention	116,642	722	45,479	162,843
Substandard	43,488	1,172	52,913	97,573
Non-accrual	8,682	564	1,634	10,880
Total	$4,776,365	$791,236	$2,643,374	$8,210,975

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Delinquent and non-accrual loans". In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a person's financial history. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans are related to commercial activity. These loans totaled $219.2 million at December 31, 2017 and $237.2 million at December 31, 2016. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $145.0 million at December 31, 2017 and $75.4 million at December 31, 2016. As the healthcare loans are guaranteed by the hospital, FICO scores are not considered relevant for this program. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at December 31, 2017 and 2016 by FICO score.

	Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
December 31, 2017
FICO score:
Under 600	1.3%	3.3%	1.1%	4.7%
600 – 659	2.1	5.5	1.7	14.4
660 – 719	10.5	17.3	9.5	34.4
720 – 779	25.6	26.8	21.4	26.0
780 and over	60.5	47.1	66.3	20.5
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2016
FICO score:
Under 600	1.3%	3.4%	1.0%	4.9%
600 – 659	2.6	6.4	1.8	15.5
660 – 719	10.4	19.7	9.7	34.9
720 – 779	25.4	26.3	21.1	25.1
780 and over	60.3	44.2	66.4	19.6
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected. Other performing restructured loans are comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Performing restructured loans at rates judged to be below market increased $54.1 million at year end 2017 compared to year end 2016 due to several large loan renewals in 2017, including a single business loan of $31.9 million.

Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company also classified certain loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. These loans are comprised of personal real estate, revolving home equity and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments.

The table below summarizes the troubled debt restructurings outstanding by type of modification, as described above.

	December 31
(In thousands)	2017	2016
Accruing loans:
Non-market interest rates	$88,588	$34,531
Assistance programs	6,685	7,478
Bankruptcy non-affirmation	7,283	7,937
Other	256	303
Non-accrual loans	7,796	8,825
Total restructured loans	$110,608	$59,074

The table below shows the balance of troubled debt restructurings by loan classification at December 31, 2017, in addition to the period end balances of restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	December 31, 2017	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$77,400	$—
Real estate – construction and land	776	—
Real estate – business	12,394	—
Personal Banking:
Real estate – personal	7,760	278
Consumer	5,389	81
Revolving home equity	204	42
Consumer credit card	6,685	630
Total restructured loans	$110,608	$1,031

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

The Company had commitments of $7.6 million at December 31, 2017 to lend additional funds to borrowers with restructured loans, compared to $10.3 million at December 31, 2016.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loan originations as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 17. The loans are primarily sold to FNMA, FHLMC, and GNMA. At December 31, 2017, the fair value of these loans was $15.3 million, and the unpaid principal balance was $14.8 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at December 31, 2017 totaled $6.1 million.

At December 31, 2017, none of the loans held for sale were past due or on non-accrual status.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $681 thousand and $366 thousand at December 31, 2017 and 2016, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.7 million and $2.2 million at December 31, 2017 and 2016, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities, at fair value, consisted of the following at December 31, 2017 and 2016.

(In thousands)	2017	2016
Available for sale:
U.S. government and federal agency obligations	$917,147	$920,904
Government-sponsored enterprise obligations	406,363	449,998
State and municipal obligations	1,611,366	1,778,214
Agency mortgage-backed securities	3,040,913	2,685,931
Non-agency mortgage-backed securities	905,793	1,055,639
Asset-backed securities	1,492,800	2,381,301
Other debt securities	351,060	325,953
Equity securities	48,838	51,263
Total available for sale	8,774,280	9,649,203
Trading	18,269	22,225
Non-marketable	100,758	99,558
Total investment securities	$8,893,307	$9,770,986
Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for borrowing and regulatory purposes, which totaled $43.3 million and $46.9 million at December 31, 2017 and 2016, respectively. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $57.2 million and $52.3 million at December 31, 2017 and 2016, respectively. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of December 31, 2017 is shown in the following table. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2017. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities which have no guarantee, but are collateralized by residential and commercial mortgages. Also included are certain other asset-backed securities, primarily collateralized by credit cards, automobiles and commercial loans. The Company does not have exposure to subprime-originated mortgage-backed or collateralized debt obligation instruments, and does not hold any trust preferred securities.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
Within 1 year	$57,983	$58,347	1.71
After 1 but within 5 years	641,114	639,192	1.45
After 5 but within 10 years	149,589	149,927.43
After 10 years	68,808	69,681.59
Total U.S. government and federal agency obligations	917,494	917,147	1.24
Government-sponsored enterprise obligations:
Within 1 year	215,763	215,434	1.35
After 1 but within 5 years	121,575	121,199	1.93
After 5 but within 10 years	34,983	34,870	2.71
After 10 years	35,945	34,860	3.00
Total government-sponsored enterprise obligations	408,266	406,363	1.79
State and municipal obligations:
Within 1 year	164,756	165,638	2.65
After 1 but within 5 years	665,351	670,953	2.21
After 5 but within 10 years	709,248	721,181	2.46
After 10 years	53,352	53,594	3.01
Total state and municipal obligations	1,592,707	1,611,366	2.39
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,046,701	3,040,913	2.62
Non-agency mortgage-backed securities	903,920	905,793	2.54
Asset-backed securities	1,495,380	1,492,800	2.03
Total mortgage and asset-backed securities	5,446,001	5,439,506	2.45
Other debt securities:
Within 1 year	10,390	10,389
After 1 but within 5 years	247,181	247,626
After 5 but within 10 years	93,417	93,045
Total other debt securities	350,988	351,060
Equity securities	4,411	48,838
Total available for sale investment securities	$8,719,867	$8,774,280
* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government securities include U.S. Treasury inflation-protected securities, which totaled $442.1 million, at fair value, at December 31, 2017. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are $17.0 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates. Equity securities are primarily comprised of investments in common stock held by the Parent, which totaled $45.9 million, at fair value, at December 31, 2017.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. government and federal agency obligations	$917,494	$4,096	$(4,443)	$917,147
Government-sponsored enterprise obligations	408,266	26	(1,929)	406,363
State and municipal obligations	1,592,707	21,413	(2,754)	1,611,366
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,046,701	17,956	(23,744)	3,040,913
Non-agency mortgage-backed securities	903,920	6,710	(4,837)	905,793
Asset-backed securities	1,495,380	2,657	(5,237)	1,492,800
Total mortgage and asset-backed securities	5,446,001	27,323	(33,818)	5,439,506
Other debt securities	350,988	1,250	(1,178)	351,060
Equity securities	4,411	44,427	—	48,838
Total	$8,719,867	$98,535	$(44,122)	$8,774,280
December 31, 2016
U.S. government and federal agency obligations	$919,904	$7,312	$(6,312)	$920,904
Government-sponsored enterprise obligations	450,448	1,126	(1,576)	449,998
State and municipal obligations	1,778,684	12,223	(12,693)	1,778,214
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,674,964	31,610	(20,643)	2,685,931
Non-agency mortgage-backed securities	1,054,446	7,686	(6,493)	1,055,639
Asset-backed securities	2,389,176	3,338	(11,213)	2,381,301
Total mortgage and asset-backed securities	6,118,586	42,634	(38,349)	6,122,871
Other debt securities	327,030	935	(2,012)	325,953
Equity securities	5,678	45,585	—	51,263
Total	$9,600,330	$109,815	$(60,942)	$9,649,203

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At December 31, 2017, the fair value of securities on this watch list was $68.0 million compared to $79.6 million at December 31, 2016.

As of December 31, 2017, the Company had recorded OTTI on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $26.2 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.2 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	14%	-	50%
Credit support	0%	-	54%
Loss severity	15%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

(In thousands)	2017	2016	2015
Cumulative OTTI credit losses at January 1	$14,080	$14,129	$13,734
Credit losses on debt securities for which impairment was not previously recognized	111	—	76
Credit losses on debt securities for which impairment was previously recognized	274	270	407
Increase in expected cash flows that are recognized over remaining life of security	(266)	(319)	(88)
Cumulative OTTI credit losses at December 31	$14,199	$14,080	$14,129

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U.S. government and federal agency obligations	$618,617	$4,443	$—	$—	$618,617	$4,443
Government-sponsored enterprise obligations	286,393	1,712	49,766	217	336,159	1,929
State and municipal obligations	282,843	1,752	49,339	1,002	332,182	2,754
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,320,689	9,433	619,300	14,311	1,939,989	23,744
Non-agency mortgage-backed securities	577,017	2,966	153,813	1,871	730,830	4,837
Asset-backed securities	786,048	3,168	264,295	2,069	1,050,343	5,237
Total mortgage and asset-backed securities	2,683,754	15,567	1,037,408	18,251	3,721,162	33,818
Other debt securities	144,090	727	20,202	451	164,292	1,178
Total	$4,015,697	$24,201	$1,156,715	$19,921	$5,172,412	$44,122
December 31, 2016
U.S. government and federal agency obligations	$349,538	$2,823	$32,208	$3,489	$381,746	$6,312
Government-sponsored enterprise obligations	190,441	1,576	—	—	190,441	1,576
State and municipal obligations	700,779	12,164	15,195	529	715,974	12,693
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,147,416	20,638	2,150	5	1,149,566	20,643
Non-agency mortgage-backed securities	688,131	6,373	34,946	120	723,077	6,493
Asset-backed securities	780,209	5,277	358,778	5,936	1,138,987	11,213
Total mortgage and asset-backed securities	2,615,756	32,288	395,874	6,061	3,011,630	38,349
Other debt securities	179,639	1,986	975	26	180,614	2,012
Total	$4,036,153	$50,837	$444,252	$10,105	$4,480,405	$60,942

The total available for sale portfolio consisted of approximately 2,000 individual securities at December 31, 2017. The portfolio included 635 securities, having an aggregate fair value of $5.2 billion, that were in a loss position at December 31, 2017, compared to 771 securities, with a fair value of $4.5 billion, at December 31, 2016. The total amount of unrealized loss on these securities was $44.1 million at December 31, 2017, a decrease of $16.8 million compared to the loss at December 31, 2016. At December 31, 2017, the fair value of securities in an unrealized loss position for 12 months or longer totaled $1.2 billion, or 13.2% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $2.8 million at December 31, 2017. The state and municipal portfolio totaled $1.6 billion at fair value, or 18.4% of total available for sale securities. The portfolio is diversified in order to reduce risk, and the Company has processes and procedures in place to monitor its state and municipal holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

The credit ratings (Moody’s rating or equivalent) at December 31, 2017 in the state and municipal bond portfolio are shown in the following table. The average credit quality of the portfolio is Aa2 as rated by Moody’s.

% of Portfolio
Aaa	6.0%
Aa	76.9
A	16.4
Not rated	.7
100.0%

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

(In thousands)	2017	2016	2015
Proceeds from sales of available for sale securities	$790,152	$2,049	$675,870
Proceeds from sales of non-marketable securities	2,228	22,331	13,161
Total proceeds	$792,380	$24,380	$689,031
Available for sale:
Gains realized on sales	$10,656	$109	$2,925
Losses realized on sales	(10,297)	—	—
Losses realized on called bonds	(254)	—	—
Gain realized on donation	31,074	—	—
Other-than-temporary impairment recognized on debt securities	(385)	(270)	(483)
Non-marketable:
Gains realized on sales	970	4,349	2,516
Losses realized on sales	(880)	(502)	(40)
Fair value adjustments, net	(5,833)	(3,739)	1,402
Investment securities gains (losses), net	$25,051	$(53)	$6,320

Investment securities with a fair value of $3.8 billion and $4.4 billion were pledged at December 31, 2017 and 2016, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $662.5 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4. Land, Buildings and Equipment
Land, buildings and equipment consist of the following at December 31, 2017 and 2016:

(In thousands)	2017	2016
Land	$94,992	$98,221
Buildings and improvements	540,204	530,489
Equipment	216,876	258,030
Total	852,072	886,740
Less accumulated depreciation	516,962	549,035
Net land, buildings and equipment	$335,110	$337,705

Depreciation expense of $29.1 million in 2017 and $30.1 million in both 2016 and 2015, was included in occupancy expense and equipment expense in the consolidated statements of income. Repairs and maintenance expense of $16.4 million, $16.2 million and $16.3 million for 2017, 2016 and 2015, respectively, was included in occupancy expense and equipment expense. There has been no interest expense capitalized on construction projects in the past three years.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2017				December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(28,305)	$—	$2,965	$31,270	$(27,429)	$—	$3,841
Mortgage servicing rights	7,906	(3,244)	(9)	4,653	5,672	(2,782)	(22)	2,868
Total	$39,176	$(31,549)	$(9)	$7,618	$36,942	$(30,211)	$(22)	$6,709
The carrying amount of goodwill and its allocation among segments at December 31, 2017 and 2016 is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2017, 2016 or 2015. Further, the annual assessment of qualitative factors on January 1, 2018 revealed no likelihood of impairment as of that date.

(In thousands)	December 31, 2017	December 31, 2016
Consumer segment	$70,721	$70,721
Commercial segment	67,454	67,454
Wealth segment	746	746
Total goodwill	$138,921	$138,921
Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2017 and 2016 are shown in the following table.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2015	$138,921	$5,031	$1,638
Originations	—	—	1,539
Amortization	—	(1,190)	(316)
Impairment reversal	—	—	7
Balance at December 31, 2016	138,921	3,841	2,868
Originations	—	—	2,234
Amortization	—	(876)	(462)
Impairment reversal	—	—	13
Balance at December 31, 2017	$138,921	$2,965	$4,653
Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At December 31, 2017, temporary impairment of $9 thousand had been recognized. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 15 on Fair Value Measurements.
Aggregate amortization expense on intangible assets for the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $1.5 million and $1.8 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2017. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2018	$1,213
2019	1,038
2020	878
2021	753
2022	653

6. Deposits
At December 31, 2017, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)
Due in 2018	$1,414,554
Due in 2019	217,562
Due in 2020	73,192
Due in 2021	41,313
Due in 2022	18,191
Thereafter	2,052
Total	$1,766,864

The following table shows a detailed breakdown of the maturities of time open and certificates of deposit, by size category, at December 31, 2017.

(In thousands)	Certificates of Deposit under $100,000	Other Time Deposits under $100,000	Certificates of Deposit over $100,000	Other Time Deposits over $100,000	Total
Due in 3 months or less	$115,126	$24,019	$484,168	$3,744	$627,057
Due in over 3 through 6 months	115,595	26,607	197,173	5,438	344,813
Due in over 6 through 12 months	180,447	36,573	216,459	9,205	442,684
Due in over 12 months	82,789	53,490	205,085	10,946	352,310
Total	$493,957	$140,689	$1,102,885	$29,333	$1,766,864

The aggregate amount of time open and certificates of deposit that exceeded the $250,000 FDIC insurance limit totaled $880.9 million at December 31, 2017.

7. Borrowings
The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year).

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2017	.8%	.7%	$1,462,387	$1,984,071	$1,507,138
2016	.4	.3	1,266,093	1,723,905	1,723,905
2015	.2	.1	1,654,860	2,193,197	1,963,552

Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally have one day maturities. At December 31, 2017, $1.3 billion of these borrowings were short-term repurchase agreements comprised of non-insured customer funds, which were secured by a portion of the Company's investment portfolio. Additional information about the securities pledged for repurchase agreements is provided in Note 18 on Resale and Repurchase Agreements.

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. In November 2017, the Bank repaid its remaining borrowings from the FHLB, which totaled $100.0 million. The FHLB also issues letters of credit to secure the Bank's obligations to certain depositors of public funds, which totaled $498.4 million at December 31, 2017. At December 31, 2017, the Bank had no outstanding advances from the FHLB, and its remaining outstanding debt, totaling $1.8 million, relates to leasing activities.

8. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2017:
U.S. federal	$89,154	$12,190	$101,344
State and local	7,735	1,427	9,162
Total	$96,889	$13,617	$110,506
Year ended December 31, 2016:
U.S. federal	$116,753	$(2,036)	$114,717
State and local	9,457	(23)	9,434
Total	$126,210	$(2,059)	$124,151
Year ended December 31, 2015:
U.S. federal	$102,607	$7,084	$109,691
State and local	6,551	348	6,899
Total	$109,158	$7,432	$116,590

The components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended December 31, 2017, 2016 and 2015 were as follows:

(In thousands)	2017	2016	2015
Unrealized gain (loss) on securities available for sale	$2,104	$(13,952)	$(19,634)
Accumulated pension (benefit) loss	(184)	778	1,478
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	(3,390)	(2,132)
Income tax (benefit) expense allocated to stockholders’ equity	$1,920	$(16,564)	$(20,288)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

(In thousands)	2017	2016
Deferred tax assets:
Loans, principally due to allowance for loan losses	$40,341	$61,233
Equity-based compensation	8,201	12,633
Deferred compensation	5,647	7,998
Private equity investments	5,473	9,667
Accrued expenses	5,245	16,638
Unearned fee income	3,701	3,819
Other	4,430	6,071
Total deferred tax assets	73,038	118,059
Deferred tax liabilities:
Equipment lease financing	45,825	71,355
Unrealized gain on securities available for sale	13,603	18,572
Land, buildings and equipment	8,592	10,375
Undistributed earnings of subsidiaries	7,094	23
Intangibles	5,732	9,105
Other	6,569	8,765
Total deferred tax liabilities	87,415	118,195
Net deferred tax liabilities	$(14,377)	$(136)

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the Company revalued its deferred tax assets and liabilities using the highest maximum corporate tax rate of 21%. This change was reported as a reduction of deferred tax expense. The Company also adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on January 1, 2017.

This adoption requires all excess tax benefits and tax deficiencies arising from share-based award payments to be recognized as income tax expense or benefit in the statements of income, while in previous periods these benefits and deficiencies were recognized in equity. In 2017, net excess tax benefits resulted from share-based award payments. The effects on federal tax expense of both of these items are shown in the reconciliation below.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and the Company’s actual income tax expense for 2017, 2016 and 2015 is provided in the table below. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(In thousands)	2017	2016	2015
Computed “expected” tax expense	$150,461	$139,840	$133,112
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(20,295)	(20,033)	(19,083)
Contribution of appreciated securities	(10,864)	—	—
Tax reform enactment	(6,753)	—	—
Share-based award payments	(6,613)	—	—
State and local income taxes, net of federal tax benefit	5,955	6,132	4,484
Tax deductible dividends on allocated shares held by the Company’s ESOP	(966)	(1,044)	(1,093)
Other	(419)	(744)	(830)
Total income tax expense	$110,506	$124,151	$116,590

The gross amount of unrecognized tax benefits was $1.2 million at both December 31, 2017 and 2016, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $785 thousand and $798 thousand, respectively. The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2017 and 2016 was as follows:

(In thousands)	2017	2016
Unrecognized tax benefits at beginning of year	$1,228	$1,278
Gross increases – tax positions in prior period	5	—
Gross decreases – tax positions in prior period	—	(1)
Gross increases – current-period tax positions	268	269
Lapse of statute of limitations	(293)	(318)
Unrecognized tax benefits at end of year	$1,208	$1,228

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2014 through 2017 remain open to examination for U.S. federal income tax as well as income tax in major state taxing jurisdictions.

9. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2017	2016	2015
Payroll taxes	$24,402	$23,210	$22,235
Medical plans	25,143	25,497	20,659
401(k) plan	14,244	13,562	12,841
Pension plans	704	987	1,495
Other	2,883	3,214	2,950
Total employee benefits	$67,376	$66,470	$60,180

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

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. No contributions to the defined benefit plan were made in 2016. The Company made a discretionary contribution of $5.5 million to its defined benefit pension plan in 2017 in order to reduce pension guarantee premiums. The minimum required contribution for 2018 is expected to be zero. The Company does not expect to make any further contributions in 2018 other than the necessary funding contributions to the CERP. Contributions to the CERP were $439 thousand, $21 thousand and $20 thousand during 2017, 2016 and 2015, respectively.

The following items are components of the net pension cost for the years ended December 31, 2017, 2016 and 2015.

(In thousands)	2017	2016	2015
Service cost-benefits earned during the year	$621	$500	$503
Interest cost on projected benefit obligation	3,826	3,944	4,762
Expected return on plan assets	(5,785)	(5,751)	(6,092)
Amortization of prior service cost	(271)	(271)	(271)
Amortization of unrecognized net loss	2,313	2,565	2,593
Net periodic pension cost	$704	$987	$1,495

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2017 and 2016.

(In thousands)	2017	2016
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$116,695	$117,562
Service cost	621	500
Interest cost	3,826	3,944
Benefits paid	(6,780)	(6,322)
Actuarial (gain) loss	6,305	1,011
Projected benefit obligation at valuation date	120,667	116,695
Change in plan assets
Fair value of plan assets at prior valuation date	99,537	99,325
Actual return on plan assets	9,564	6,513
Employer contributions	5,939	21
Benefits paid	(6,780)	(6,322)
Fair value of plan assets at valuation date	108,260	99,537
Funded status and net amount recognized at valuation date	$(12,407)	$(17,158)

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $120.7 million and $116.7 million for the combined plans on December 31, 2017 and 2016, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2017 and 2016 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2017	2016
Prior service cost	$1,806	$2,077
Accumulated loss	(33,499)	(33,285)
Accumulated other comprehensive loss	(31,693)	(31,208)
Cumulative employer contributions in excess of net periodic benefit cost	19,286	14,050
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(12,407)	$(17,158)
Net loss arising during period	(2,527)	(248)
Amortization of net loss	2,313	2,565
Amortization of prior service cost	(271)	(271)
Total recognized in other comprehensive income	$(485)	$2,046
Total income (expense) recognized in net periodic pension cost and other comprehensive income	$(1,189)	$1,059

The estimated net loss and prior service cost to be amortized from accumulated other comprehensive income into net periodic pension cost in 2018 is $2.1 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2017	2016	2015
Determination of benefit obligation at year end:
Effective discount rate for benefit obligations	3.57%	4.05%	4.15%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Effective discount rate for benefit obligations	3.95%	4.16%	3.95%
Effective rate for interest on benefit obligations	3.28%	3.38%	NA
Long-term rate of return on assets	6.00%	6.00%	6.00%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2017 and 2016. Information about the valuation techniques and inputs used to measure fair value are provided in Note 15 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
U.S. government obligations	$3,719	$3,719	$—	$—
Government-sponsored enterprise obligations (a)	1,282	—	1,282	—
State and municipal obligations	8,527	—	8,527	—
Agency mortgage-backed securities (b)	7,896	—	7,896	—
Non-agency mortgage-backed securities	4,891	—	4,891	—
Asset-backed securities	3,833	—	3,833	—
Corporate bonds (c)	37,457	—	37,457	—
Equity securities and mutual funds: (d)
Mutual funds	6,979	6,979	—	—
Common stocks	23,744	23,744	—	—
International developed markets funds	7,870	7,870	—	—
Emerging markets funds	2,062	2,062	—	—
Total	$108,260	$44,374	$63,886	$—
December 31, 2016
Assets:
U.S. government obligations	$3,621	$3,621	$—	$—
Government-sponsored enterprise obligations (a)	1,215	—	1,215	—
State and municipal obligations	9,148	—	9,148	—
Agency mortgage-backed securities (b)	4,073	—	4,073	—
Non-agency mortgage-backed securities	5,437	—	5,437	—
Asset-backed securities	5,275	—	5,275	—
Corporate bonds (c)	34,037	—	34,037	—
Equity securities and mutual funds: (d)
Mutual funds	10,393	10,393	—	—
Common stocks	20,141	20,141	—	—
International developed markets funds	5,100	5,100	—	—
Emerging markets funds	1,097	1,097	—	—
Total	$99,537	$40,352	$59,185	$—

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

(d)
This category represents investments in individual common stocks and equity funds. These holdings are diversified, largely across the financial services, consumer goods, healthcare, electronic technology and technology services industries.

The investment policy of the pension plan is designed for growth in principal, within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines, which may change from time to time, regarding the types and percentages of investments held. Currently, the policy includes guidelines such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2017. Under the current policy, the long-term investment target mix for the plan is 35% equity securities and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

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

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2017 pension plan expense was 6.0%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The 10-year annualized return for the Company’s pension plan was 6.3%. During 2017, the plan’s rate of return was 9.6%, compared to 7.2% in 2016. Returns for any plan year may be affected by changes in the stock market and interest rates. The Company expects to incur pension expense of $761 thousand in 2018, compared to $704 thousand in 2017.

The Company utilizes mortality tables published by the Society of Actuaries to incorporate mortality assumptions into the measurement of the pension benefit obligation. At December 31, 2017, the Company utilized an updated mortality projection scale and recently finalized mortality tables. In addition, various other assumptions were changed as the result of a recent experience study. The combined effect of all assumption changes decreased the pension benefit obligation on that date by approximately $300 thousand.

The following future benefit payments are expected to be paid:

(In thousands)
2018	$7,133
2019	7,231
2020	7,413
2021	7,534
2022	7,473
2023 - 2027	37,421

10. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the past three years, stock-based compensation has been issued in the form of nonvested stock awards and stock appreciation rights. At December 31, 2017, 2,776,076 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $12.1 million, $11.5 million and $10.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.5 million, $4.3 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Nonvested Restricted Stock Awards
Nonvested stock is awarded to key employees by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 4 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant of restricted stock awards. A summary of the status of the Company’s nonvested share awards as of December 31, 2017 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	1,461,713	$33.02
Granted	263,123	54.56
Vested	(442,435)	29.41
Forfeited	(27,883)	39.12
Canceled	—	—
Nonvested at December 31, 2017	1,254,518	$38.67

The total fair value (at vest date) of shares vested during 2017, 2016 and 2015 was $23.8 million, $10.9 million and $6.0 million, respectively.

Stock Appreciation Rights
Stock appreciation rights (SARs) are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs vest ratably over four years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. A summary of SAR activity during 2017 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,390,782	$32.89
Granted	173,740	54.79
Forfeited	(13,325)	42.19
Expired	(878)	34.75
Exercised	(371,033)	29.30
Outstanding at December 31, 2017	1,179,286	$37.13	6.2	years	$22,073
Exercisable at December 31, 2017	630,135	$32.60	4.6	years	$14,645

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

	2017	2016	2015
Weighted per share average fair value at grant date	$11.94	$6.79	$6.55
Assumptions:
Dividend yield	1.6%	2.2%	2.2%
Volatility	21.1%	21.2%	21.3%
Risk-free interest rate	2.4%	1.8%	1.8%
Expected term	7.0 years	7.2 years	7.2 years

Additional information about stock options and SARs exercised is presented below.

(In thousands)	2017	2016	2015
Intrinsic value of options and SARs exercised	$9,310	$8,854	$7,541
Cash received from options and SARs exercised	$—	$—	$1,914
Tax benefit realized from options and SARs exercised	$2,698	$1,781	$1,041

As of December 31, 2017, there was $24.0 million of unrecognized compensation cost related to unvested SARs and stock awards. This cost is expected to be recognized over a weighted average period of approximately 3.0 years.

Directors Stock Purchase Plan
The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 80,377 at December 31, 2017. In 2017, 15,873 shares were purchased at an average price of $54.55, and in 2016, 21,568 shares were purchased at an average price of $42.50.
* All share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2017.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2017	$2,975	$27,328	$(19,328)	$10,975
Other comprehensive income (loss) before reclassifications	279	36,307	(2,527)	34,059
Amounts reclassified from accumulated other comprehensive income	385	(31,433)	2,042	(29,006)
Current period other comprehensive income (loss), before tax	664	4,874	(485)	5,053
Income tax (expense) benefit	(252)	(1,852)	184	(1,920)
Current period other comprehensive income (loss), net of tax	412	3,022	(301)	3,133
Transfer of unrealized gain on securities for which impairment was not previously recognized	24	(24)	—	—
Balance December 31, 2017	$3,411	$30,326	$(19,629)	$14,108
Balance January 1, 2016	$3,316	$49,750	$(20,596)	$32,470
Other comprehensive loss before reclassifications	(820)	(36,057)	(248)	(37,125)
Amounts reclassified from accumulated other comprehensive income	270	(108)	2,294	2,456
Current period other comprehensive income (loss), before tax	(550)	(36,165)	2,046	(34,669)
Income tax (expense) benefit	209	13,743	(778)	13,174
Current period other comprehensive income (loss), net of tax	(341)	(22,422)	1,268	(21,495)
Balance December 31, 2016	$2,975	$27,328	$(19,328)	$10,975
(1) The pre-tax amounts reclassified from accumulated other comprehensive income are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic pension cost as "amortization of prior service cost" and "amortization of unrecognized net loss" (see Note 9), for inclusion in the consolidated statements of income.

12. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment includes the consumer portion of the retail branch network (loans, deposits and other personal banking services), indirect and other consumer financing, and consumer debit and credit card loan and fee businesses. Residential mortgage origination, sales and servicing functions are included in this consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment. The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The Commercial segment also includes the Capital Markets Group, which sells fixed income securities and provides investment safekeeping and bond accounting services. The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services. This segment also provides various loan and deposit related services to its private banking customers.
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

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2017:
Net interest income	$279,031	$328,345	$47,264	$654,640	$79,039	$733,679
Provision for loan losses	(41,829)	205	(41)	(41,665)	(3,579)	(45,244)
Non-interest income	136,554	194,581	158,175	489,310	(2,706)	486,604
Investment securities gains, net	—	—	—	—	25,051	25,051
Non-interest expense	(290,905)	(290,874)	(120,458)	(702,237)	(67,447)	(769,684)
Income before income taxes	$82,851	$232,257	$84,940	$400,048	$30,358	$430,406
Year ended December 31, 2016:
Net interest income	$268,654	$311,704	$44,113	$624,471	$55,578	$680,049
Provision for loan losses	(36,042)	4,378	(122)	(31,786)	(4,532)	(36,318)
Non-interest income	131,988	199,384	144,661	476,033	(1,641)	474,392
Investment securities losses, net	—	—	—	—	(53)	(53)
Non-interest expense	(282,061)	(284,432)	(113,888)	(680,381)	(36,684)	(717,065)
Income before income taxes	$82,539	$231,034	$74,764	$388,337	$12,668	$401,005
Year ended December 31, 2015:
Net interest income	$266,328	$296,510	$42,653	$605,491	$28,829	$634,320
Provision for loan losses	(34,864)	1,032	75	(33,757)	5,030	(28,727)
Non-interest income	119,561	194,133	136,374	450,068	(1,929)	448,139
Investment securities gains, net	—	—	—	—	6,320	6,320
Non-interest expense	(273,378)	(267,343)	(108,755)	(649,476)	(27,011)	(676,487)
Income before income taxes	$77,647	$224,332	$70,347	$372,326	$11,239	$383,565

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

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Average balances for 2017:
Assets	$2,610,045	$8,830,584	$1,218,598	$12,659,227	$12,372,381	$25,031,608
Loans, including held for sale	2,471,578	8,635,035	1,209,792	12,316,405	1,312,746	13,629,151
Goodwill and other intangible assets	76,734	68,538	746	146,018	—	146,018
Deposits	10,190,613	8,301,004	2,090,582	20,582,199	12,587	20,594,786
Average balances for 2016:
Assets	$2,673,915	$8,267,963	$1,116,969	$12,058,847	$12,497,624	$24,556,471
Loans, including held for sale	2,533,528	8,072,528	1,108,211	11,714,267	1,239,221	12,953,488
Goodwill and other intangible assets	75,971	68,848	746	145,565	—	145,565
Deposits	9,956,327	8,243,394	2,084,940	20,284,661	46,252	20,330,913

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

13. Common and Preferred Stock*
On December 18, 2017, the Company distributed a 5% stock dividend on its $5 par common stock for the 24th consecutive year. All per common share data in this report has been restated to reflect the stock dividend.

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

(In thousands, except per share data)	2017	2016	2015
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$319,383	$275,391	$263,730
Less preferred stock dividends	9,000	9,000	9,000
Net income available to common shareholders	310,383	266,391	254,730
Less income allocated to nonvested restricted stock	3,848	3,698	3,548
Net income allocated to common stock	$306,535	$262,693	$251,182
Weighted average common shares outstanding	105,555	105,243	108,016
Basic income per common share	$2.90	$2.50	$2.33
Diluted income per common share:
Net income available to common shareholders	$310,383	$266,391	$254,730
Less income allocated to nonvested restricted stock	3,838	3,692	3,541
Net income allocated to common stock	$306,545	$262,699	$251,189
Weighted average common shares outstanding	105,555	105,243	108,016
Net effect of the assumed exercise of stock-based awards -- based on the treasury stock method using the average market price for the respective periods	372	281	336
Weighted average diluted common shares outstanding	105,927	105,524	108,352
Diluted income per common share	$2.89	$2.49	$2.32

Unexercised stock options and stock appreciation rights of 152 thousand, 99 thousand and 443 thousand were excluded from the computation of diluted income per share for the years ended December 31, 2017, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.
The Company has 6,000,000 depositary shares outstanding, representing 6,000 shares of 6.00% Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share, having an aggregate liquidation preference of $150.0 million (“Series B Preferred Stock”). Each depositary share has a liquidation preference of $25 per share. Dividends on the Series B Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.00%. The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. In the event that the Company does not declare and pay dividends on the Series B Preferred Stock for the most recent dividend period, the ability of the Company to declare or pay dividends on, purchase, redeem or otherwise acquire shares of its common stock or any securities of the Company that rank junior to the Series B Preferred Stock is subject to certain restrictions under the terms of the Series B Preferred Stock.
The Company entered into accelerated share repurchase programs in 2014 and 2015 for $200.0 million and $100.0 million, respectively. Final settlement of the programs occurred in mid-2015, and a total of 7.9 million shares of common stock were received by the Company under the programs. Shares purchased under these programs were part of the Company's stock repurchase program, as authorized by its Board of Directors. The most recent authorization in October 2015 approved future purchases of 5,000,000 shares of the Company's common stock. At December 31, 2017, 3,443,523 shares of common stock remained available for purchase under the current authorization.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2017	2016	2015
Shares outstanding at January 1	101,461	97,226	96,327
Issuance of stock:
Awards and sales under employee and director plans	403	397	435
5% stock dividend	5,078	4,831	4,641
Purchases of treasury stock under accelerated share repurchase programs	—	—	(3,635)
Other purchases of treasury stock	(315)	(959)	(535)
Other	(12)	(34)	(7)
Shares outstanding at December 31	106,615	101,461	97,226
* Except as noted in the above table, all share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2017.

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

The following tables show the capital amounts and ratios for the Company (on a consolidated basis) and the Bank, together with the minimum capital adequacy and well-capitalized capital requirements, at the last two year ends.

	Actual		Minimum Capital Adequacy Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,747,863	14.35%	$1,531,996	8.00%	N.A.	N.A.
Commerce Bank	2,428,789	12.76	1,522,361	8.00	$1,902,951	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,567,264	13.41%	$1,148,997	6.00%	N.A.	N.A.
Commerce Bank	2,268,131	11.92	1,141,771	6.00	$1,522,361	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,422,480	12.65%	$861,748	4.50%	N.A.	N.A.
Commerce Bank	2,268,131	11.92	856,328	4.50	$1,236,918	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,567,264	10.39%	$988,653	4.00%	N.A.	N.A.
Commerce Bank	2,268,131	9.20	986,240	4.00	$1,232,800	5.00%
December 31, 2016
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,529,675	13.32%	$1,519,578	8.00%	N.A.	N.A.
Commerce Bank	2,268,845	12.00	1,512,471	8.00	$1,890,589	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,352,154	12.38%	$1,139,684	6.00%	N.A.	N.A.
Commerce Bank	2,111,797	11.17	1,134,353	6.00	$1,512,471	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,207,370	11.62%	$854,763	4.50%	N.A.	N.A.
Commerce Bank	2,111,797	11.17	850,765	4.50	$1,228,883	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,352,154	9.55%	$985,698	4.00%	N.A.	N.A.
Commerce Bank	2,111,797	8.59	983,081	4.00	$1,228,851	5.00%

The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier I common capital, 8.0% for Tier I capital, 10.0% for Total capital and 5.0% for the leverage ratio.

At December 31, 2017 and 2016, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Residential mortgage loans held for sale	$15,327	$—	$15,327	$—
Available for sale securities:
U.S. government and federal agency obligations	917,147	917,147	—	—
Government-sponsored enterprise obligations	406,363	—	406,363	—
State and municipal obligations	1,611,366	—	1,594,350	17,016
Agency mortgage-backed securities	3,040,913	—	3,040,913	—
Non-agency mortgage-backed securities	905,793	—	905,793	—
Asset-backed securities	1,492,800	—	1,492,800	—
Other debt securities	351,060	—	351,060	—
Equity securities	48,838	19,864	28,974	—
Trading securities	18,269	—	18,269	—
Private equity investments	55,752	—	—	55,752
Derivatives *	8,349	—	7,723	626
Assets held in trust for deferred compensation plan	12,843	12,843	—	—
Total assets	8,884,820	949,854	7,861,572	73,394
Liabilities:
Derivatives *	8,074	—	7,951	123
Liabilities held in trust for deferred compensation plan	12,843	12,843	—	—
Total liabilities	$20,917	$12,843	$7,951	$123
December 31, 2016
Assets:
Residential mortgage loans held for sale	$9,263	$—	$9,263	$—
Available for sale securities:
U.S. government and federal agency obligations	920,904	920,904	—	—
Government-sponsored enterprise obligations	449,998	—	449,998	—
State and municipal obligations	1,778,214	—	1,761,532	16,682
Agency mortgage-backed securities	2,685,931	—	2,685,931	—
Non-agency mortgage-backed securities	1,055,639	—	1,055,639	—
Asset-backed securities	2,381,301	—	2,381,301	—
Other debt securities	325,953	—	325,953	—
Equity securities	51,263	24,967	26,296	—
Trading securities	22,225	—	22,225	—
Private equity investments	50,820	—	—	50,820
Derivatives *	13,566	—	13,146	420
Assets held in trust for deferred compensation plan	10,261	10,261	—	—
Total assets	9,755,338	956,132	8,731,284	67,922
Liabilities:
Derivatives *	13,339	—	13,177	162
Liabilities held in trust for deferred compensation plan	10,261	10,261	—	—
Total liabilities	$23,600	$10,261	$13,177	$162

*	The fair value of each class of derivative is shown in Note 17.
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

Parties to swaps requiring central clearing are required to post collateral (generally in the form of cash or marketable securities) to an authorized clearing agency that holds and monitors the collateral. In January 2017, the Company's clearing counterparty made rule changes to characterize a component of this collateral as a legal settlement of the derivative contract exposure. As a result, this component, known as variation margin, is no longer accounted for separately from the derivative as collateral, but is considered in determining the fair value of the derivative.
The fair value measurements of interest rate swaps are classified as Level 2.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
Year ended December 31, 2017:
Balance at January 1, 2017	$16,682	$50,820	$258	$67,760
Total gains or losses (realized/unrealized):
Included in earnings	—	(5,833)	266	(5,567)
Included in other comprehensive income	882	—	—	882
Investment securities called	(600)	—	—	(600)
Discount accretion	52	—	—	52
Purchases of private equity securities	—	13,352	—	13,352
Sale / pay down of private equity securities	—	(2,621)	—	(2,621)
Capitalized interest/dividends	—	34	—	34
Purchase of risk participation agreement	—	—	70	70
Sale of risk participation agreement	—	—	(91)	(91)
Balance at December 31, 2017	$17,016	$55,752	$503	$73,271
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2017	$—	$(5,658)	$615	$(5,043)
Year ended December 31, 2016:
Balance at January 1, 2016	$17,195	$63,032	$69	$80,296
Total gains or losses (realized/unrealized):
Included in earnings	—	(3,739)	43	(3,696)
Included in other comprehensive income	583	—	—	583
Investment securities called	(1,200)	—	—	(1,200)
Discount accretion	104	—	—	104
Purchases of private equity securities	—	9,906	—	9,906
Sale / pay down of private equity securities	—	(18,471)	—	(18,471)
Capitalized interest/dividends	—	92	—	92
Purchase of risk participation agreement	—	—	404	404
Sale of risk participation agreement	—	—	(258)	(258)
Balance at December 31, 2016	$16,682	$50,820	$258	$67,760
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2016	$—	$(5,914)	$306	$(5,608)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
Year ended December 31, 2017:
Total gains or losses included in earnings	$231	$35	$(5,833)	$(5,567)
Change in unrealized gains or losses relating to assets still held at December 31, 2017	$580	$35	$(5,658)	$(5,043)
Year ended December 31, 2016:
Total gains or losses included in earnings	$87	$(44)	$(3,739)	$(3,696)
Change in unrealized gains or losses relating to assets still held at December 31, 2016	$350	$(44)	$(5,914)	$(5,608)

Level 3 Inputs
As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $17.0 million at December 31, 2017, while private equity investments, included in non-marketable securities, totaled $55.8 million.

Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	3.1%	-	4.5%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0
Mortgage loan commitments	Discounted cash flow	Probability of funding	50.4%	-	100.0%	76.0%
		Embedded servicing value	(.3)%	-	2.0%	1.1%

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

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during 2017 and 2016, and still held as of December 31, 2017 and 2016, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2017 and 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2017
Collateral dependent impaired loans	$1,236	$—	$—	$1,236	$(617)
Mortgage servicing rights	4,653	—	—	4,653	13
Foreclosed assets	—	—	—	—	(9)
Long-lived assets	3,378	—	—	3,378	(724)
Balance at December 31, 2016
Collateral dependent impaired loans	$1,331	$—	$—	$1,331	$(1,700)
Mortgage servicing rights	2,868	—	—	2,868	7
Foreclosed assets	18	—	—	18	(20)
Long-lived assets	2,408	—	—	2,408	(1,054)

Valuation methods for instruments measured at fair value on a nonrecurring basis
Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans
While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at December 31, 2017 and 2016 are shown in the table above.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Hierarchy Level	2017		2016
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,958,554	$4,971,401	$4,776,365	$4,787,469
Real estate - construction and land	Level 3	968,820	979,389	791,236	800,426
Real estate - business	Level 3	2,697,452	2,702,598	2,643,374	2,658,093
Real estate - personal	Level 3	2,062,787	2,060,443	2,010,397	2,005,227
Consumer	Level 3	2,104,487	2,074,129	1,990,801	1,974,784
Revolving home equity	Level 3	400,587	400,333	413,634	414,499
Consumer credit card	Level 3	783,864	798,093	776,465	794,856
Overdrafts	Level 3	7,123	7,123	10,464	10,464
Loans held for sale	Level 2	21,398	21,398	14,456	14,456
Investment securities:
Available for sale	Level 1	937,011	937,011	945,871	945,871
Available for sale	Level 2	7,820,253	7,820,253	8,686,650	8,686,650
Available for sale	Level 3	17,016	17,016	16,682	16,682
Trading	Level 2	18,269	18,269	22,225	22,225
Non-marketable	Level 3	100,758	100,758	99,558	99,558
Federal funds sold	Level 1	42,775	42,775	15,470	15,470
Securities purchased under agreements to resell	Level 3	700,000	695,194	725,000	728,179
Interest earning deposits with banks	Level 1	30,631	30,631	272,275	272,275
Cash and due from banks	Level 1	438,439	438,439	494,690	494,690
Derivative instruments	Level 2	7,723	7,723	13,146	13,146
Derivative instruments	Level 3	626	626	420	420
Assets held in trust for deferred compensation plan	Level 1	12,843	12,843	10,261	10,261
Financial Liabilities
Non-interest bearing deposits	Level 1	$7,158,962	$7,158,962	$7,429,398	$7,429,398
Savings, interest checking and money market deposits	Level 1	11,499,620	11,499,620	11,430,789	11,430,789
Time open and certificates of deposit	Level 3	1,766,864	1,768,780	2,240,908	2,235,218
Federal funds purchased	Level 1	202,370	202,370	52,840	52,840
Securities sold under agreements to repurchase	Level 3	1,304,768	1,305,375	1,671,065	1,671,227
Other borrowings	Level 3	1,758	1,758	102,049	104,298
Derivative instruments	Level 2	7,951	7,951	13,177	13,177
Derivative instruments	Level 3	123	123	162	162
Liabilities held in trust for deferred compensation plan	Level 1	12,843	12,843	10,261	10,261

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

	December 31
(In thousands)	2017	2016
Interest rate swaps	$1,741,412	$1,685,099
Interest rate caps	31,776	59,379
Credit risk participation agreements	133,488	121,514
Foreign exchange contracts	11,826	4,046
Mortgage loan commitments	17,110	12,429
Mortgage loan forward sale contracts	2,566	6,626
Forward TBA contracts	25,000	15,000
Total notional amount	$1,963,178	$1,904,093

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

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to measure fair value is provided in Note 15 on Fair Value Measurements. Derivative instruments with a positive fair value (asset derivatives) are reported in other assets in the consolidated balance sheets while derivative instruments with a negative fair value (liability derivatives) are reported in other liabilities in the consolidated balance sheets. As mentioned in Note 15, effective January 2017, certain collateral posted to and from the Company's clearing counterparty has been offset against the fair values of cleared swaps, such that at December 31, 2017, the positive fair values of cleared swaps were reduced by $4.5 million and the negative fair values of cleared swaps were reduced by $4.3 million, as reflected in the table below.

	Asset Derivatives		Liability Derivatives
	December 31		December 31
	2017	2016	2017	2016
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$7,674	$12,987	$(7,857)	$(12,987)
Interest rate caps	16	78	(16)	(78)
Credit risk participation agreements	46	65	(123)	(156)
Foreign exchange contracts	21	66	(40)	(4)
Mortgage loan commitments	580	355	—	(6)
Mortgage loan forward sale contracts	8	—	(7)	(63)
Forward TBA contracts	4	15	(31)	(45)
Total	$8,349	$13,566	$(8,074)	$(13,339)
The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2017	2016	2015
Derivative instruments:
Interest rate swaps	Other non-interest income	$1,978	$5,927	$4,309
Interest rate caps	Other non-interest income	—	—	32
Credit risk participation agreements	Other non-interest income	35	(44)	57
Foreign exchange contracts:	Other non-interest income	(80)	55	253
Mortgage loan commitments	Loan fees and sales	231	87	263
Mortgage loan forward sale contracts	Loan fees and sales	64	(63)	—
Forward TBA contracts	Loan fees and sales	(648)	79	82
Total		$1,580	$6,041	$4,996

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
December 31, 2017
Assets:
Derivatives subject to master netting agreements	$7,726	$—	$7,726	$(233)	$(824)	$6,669
Derivatives not subject to master netting agreements	623	—	623
Total derivatives	8,349	—	8,349
Liabilities:
Derivatives subject to master netting agreements	7,935	—	7,935	(233)	(1,570)	6,132
Derivatives not subject to master netting agreements	139	—	139
Total derivatives	8,074	—	8,074
December 31, 2016
Assets:
Derivatives subject to master netting agreements	$13,111	$—	$13,111	$(3,391)	$—	$9,720
Derivatives not subject to master netting agreements	455	—	455
Total derivatives	13,566	—	13,566
Liabilities:
Derivatives subject to master netting agreements	13,124	—	13,124	(3,391)	(5,292)	4,441
Derivatives not subject to master netting agreements	215	—	215
Total derivatives	13,339	—	13,339

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, having met the accounting requirements for this treatment. The collateral swaps totaled $650.0 million at December 31, 2017 and $550.0 million at December 31, 2016. At December 31, 2017, the Company had posted collateral of $661.4 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $661.3 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
December 31, 2017
Total resale agreements, subject to master netting arrangements	$1,350,000	$(650,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,954,768	(650,000)	1,304,768	—	(1,304,768)	—
December 31, 2016
Total resale agreements, subject to master netting arrangements	$1,275,000	$(550,000)	$725,000	$—	$(725,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,221,065	(550,000)	1,671,065	—	(1,671,065)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at December 31, 2017 and 2016, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
December 31, 2017
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$271,820	$1,731	$450,000	$723,551
Government-sponsored enterprise obligations	149,111	—	—	149,111
Agency mortgage-backed securities	737,975	9,750	200,000	947,725
Asset-backed securities	89,601	30,000	—	119,601
Other debt securities	14,780	—	—	14,780
Total repurchase agreements, gross amount recognized	$1,263,287	$41,481	$650,000	$1,954,768
December 31, 2016
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$294,600	$—	$300,000	$594,600
Government-sponsored enterprise obligations	147,694	—	3,237	150,931
Agency mortgage-backed securities	693,851	24,380	252,473	970,704
Asset-backed securities	474,830	30,000	—	504,830
Total repurchase agreements, gross amount recognized	$1,610,975	$54,380	$555,710	$2,221,065

19. Commitments, Contingencies and Guarantees
The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $7.3 million, $7.1 million and $6.8 million in 2017, 2016 and 2015, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
Year Ended December 31	Real Property	Equipment	Total
2018	$5,981	$215	$6,196
2019	4,876	75	4,951
2020	3,861	32	3,893
2021	3,162	14	3,176
2022	2,678	—	2,678
After	13,383	—	13,383
Total minimum lease payments			$34,277

All leases expire prior to 2052. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2018.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2017	2016
Commitments to extend credit:
Credit card	$5,102,556	$4,932,955
Other	5,737,181	5,508,686
Standby letters of credit, net of participations	387,811	391,899
Commercial letters of credit	4,498	2,962

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

At December 31, 2017, the Company had recorded a liability in the amount of $2.5 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be accreted into income over the remaining life of the respective commitments. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $387.8 million at December 31, 2017.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2017, purchases and sales of tax credits amounted to

$70.9 million and $47.1 million, respectively. At December 31, 2017, the Company had outstanding purchase commitments totaling $114.9 million that it expects to fund in 2018.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2017, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 to 11 years. At December 31, 2017, the fair value of the Company's guarantee liability RPAs was $123 thousand, and the notional amount of the underlying swaps was $84.1 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

The Company has various legal proceedings pending at December 31, 2017, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

20. Related Parties
The Company’s Chief Executive Officer, its Vice Chairman, and its President are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 66% of the outstanding stock of Tower. At December 31, 2017, Tower owned 270,646 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. These payments, with the exception of dividend payments, relate to property management services, including construction oversight, on three Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2017	2016	2015
Leasing agent fees	$32	$101	$66
Operation of parking garages	82	184	75
Building management fees	1,954	1,832	1,850
Property construction management fees	146	147	322
Dividends paid on Company stock held by Tower	232	221	210
Total	$2,446	$2,485	$2,523

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. The line of credit is collateralized by Company stock and based on collateral value had a maximum borrowing amount of approximately $11.5 million at December 31, 2017. There were $5.2 million of borrowings under this line during 2017, and there was no balance outstanding at December 31, 2017. There were no borrowings outstanding during 2016, and the maximum borrowings outstanding during 2015 were $1.3 million. There was no balance outstanding at December 31, 2016 or 2015. Interest paid on these borrowings during the last three years was not significant. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2017, 2016 or 2015, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2017, 2016 and 2015.

Tower leases office space in the Kansas City bank headquarters building owned by the Company. Rent paid to the Company totaled $74 thousand in 2017, $72 thousand in 2016, and $69 thousand in 2015, at $15.75, $15.67 and $15.42 per square foot, respectively.

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

As discussed in Note 19 on Commitments, Contingencies, and Guarantees, the Company regularly purchases various state tax credits arising from third-party property redevelopment and resells the credits to third parties.  During 2017, the Company sold state tax credits to its Chief Executive Officer, its Vice Chairman, and its President, in the amount of $694 thousand, $598 thousand, and $67 thousand, respectively, for personal tax planning. During 2016, the Company sold state tax credits to its Chief Executive Officer, his father (a former Chief Executive Officer), its Vice Chairman, and its President, in the amount of $549 thousand, $191 thousand, $244 thousand, and $72 thousand, respectively. During 2015, the Company sold state tax credits to its Chief Executive Officer, his father, its Vice Chairman, and its President in the amount of $478 thousand, $40 thousand, $372 thousand, and $65 thousand, respectively. The terms of the sales and the amounts paid were the same as the terms and amounts paid for similar tax credits by persons not related to the Company.

21. Parent Company Condensed Financial Statements
Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2017	2016
Assets
Investment in consolidated subsidiaries:
Bank	$2,409,098	$2,246,060
Non-banks	52,479	51,816
Cash	151,607	51
Securities purchased under agreements to resell	—	155,775
Investment securities:
Available for sale	53,285	58,051
Non-marketable	655	718
Note receivable due from bank subsidiary	50,000	—
Advances to subsidiaries, net of borrowings	14,571	5,053
Income tax benefits	8,279	524
Other assets	19,951	17,716
Total assets	$2,759,925	$2,535,764
Liabilities and stockholders’ equity
Pension obligation	$12,407	$17,158
Other liabilities	30,958	22,823
Total liabilities	43,365	39,981
Stockholders’ equity	2,716,560	2,495,783
Total liabilities and stockholders’ equity	$2,759,925	$2,535,764

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2017	2016	2015
Income
Dividends received from consolidated bank subsidiary	$160,002	$160,002	$160,001
Earnings of consolidated subsidiaries, net of dividends	147,678	118,704	106,636
Interest and dividends on investment securities	2,099	2,364	2,272
Management fees charged to subsidiaries	30,431	30,965	25,713
Investment securities gains	41,717	1,880	—
Net interest income on advances and note to subsidiaries	514	21	4
Other	3,346	2,720	1,422
Total income	385,787	316,656	296,048
Expense
Salaries and employee benefits	33,714	29,116	22,167
Professional fees	2,036	1,951	1,833
Data processing fees paid to affiliates	3,512	3,226	3,186
Community service	32,093	1,620	991
Other	10,671	9,849	8,278
Total expense	82,026	45,762	36,455
Income tax benefit	(15,622)	(4,497)	(4,137)
Net income	$319,383	$275,391	$263,730

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2017	2016	2015
Operating Activities
Net income	$319,383	$275,391	$263,730
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(147,678)	(118,704)	(106,636)
Other adjustments, net	(11,268)	9,541	(1,152)
Net cash provided by operating activities	160,437	166,228	155,942
Investing Activities
(Increase) decrease in securities purchased under agreements to resell	155,775	(51,335)	57,210
(Increase) decrease in investment in subsidiaries, net	11	4	(6)
Proceeds from sales of investment securities	11,006	2,949	—
Proceeds from maturities/pay downs of investment securities	2,295	4,105	3,516
Purchases of investment securities	—	—	(2,500)
Note receivable due from bank subsidiary	(50,000)	—	—
(Increase) decrease in advances to subsidiaries, net	(9,518)	13,507	1,171
Net purchases of building improvements and equipment	(52)	(3)	(113)
Net cash provided by (used in) investing activities	109,517	(30,773)	59,278
Financing Activities
Purchases of treasury stock	(17,771)	(39,381)	(23,176)
Accelerated share repurchase agreements	—	—	(100,000)
Issuance of stock under equity compensation plans	(8)	(6)	1,914
Cash dividends paid on common stock	(91,619)	(87,070)	(84,961)
Cash dividends paid on preferred stock	(9,000)	(9,000)	(9,000)
Net cash used in financing activities	(118,398)	(135,457)	(215,223)
Increase (decrease) in cash	151,556	(2)	(3)
Cash at beginning of year	51	53	56
Cash at end of year	$151,607	$51	$53
Income tax payments (receipts), net	$(8,991)	$(8,958)	$1,278

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

In 2017, the Bank borrowed $50.0 million from the Parent as part of its strategy to reduce FDIC insurance premiums. The note has a rolling 13 month maturity, and the interest rate is a variable rate equal to the one year treasury rate.

For the past several years, the Parent has maintained a $20.0 million line of credit for general corporate purposes with the Bank. The line of credit is secured by investment securities. The Parent has not borrowed under this line during the past three years.

At December 31, 2017, the fair value of available for sale investment securities held by the Parent consisted of investments of $48.7 million in common and preferred stock and $4.6 million in non-agency mortgage-backed securities. The Parent’s unrealized net gain in fair value on its investments was $44.5 million at December 31, 2017. The corresponding net of tax unrealized gain included in the equity category of accumulated other comprehensive income was $27.6 million. Also included in accumulated other comprehensive income was an unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $6.2 million at December 31, 2017.

During 2017, the Parent contributed appreciated common stock to a charitable foundation and recorded securities gains of $31.1 million and expense of $32.0 million in these transactions. The Parent also sold holdings of the same investment during the fourth quarter of 2017 for a total gain of $10.0 million. The Parent's remaining holdings of this stock, with a fair value of $45.9 million at December 31, 2017, are expected to be redeemed for cash in a third party merger transaction expected to occur in the first six months of 2018. The Company adopted new accounting guidance on January 1, 2018 which reclassified the unrealized gain in fair value on these holdings (net of tax) to retained earnings, as discussed in the Financial Instruments section on page 52.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Control Over Financial Reporting
 No change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, such controls during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commerce Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Commerce Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Kansas City, Missouri
February 22, 2018

Item 9b.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers, directors, and corporate governance is included at the end of Part I of this Form 10-K under the caption “Executive Officers of the Registrant” and under the captions “Proposal One - Election of the 2021 Class of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit and Risk Committee Report”, “Committees of the Board" and "Shareholder Proposals and Nominations" in the definitive proxy statement, which is incorporated herein by reference.

The Company’s senior financial officer code of ethics for the chief executive officer and senior financial officers of the Company, including the chief financial officer, principal accounting officer or controller, or persons performing similar functions, is available at www.commercebank.com. Amendments to, and waivers of, the code of ethics are posted on this Web site.

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
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Election of the 2021 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under the captions “Pre-approval of Services by the External Auditor” and “Fees Paid to KPMG LLP” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:
		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	61
	Consolidated Statements of Income	62
	Consolidated Statements of Comprehensive Income	63
	Consolidated Statements of Cash Flows	64
	Consolidated Statements of Changes in Equity	65
	Notes to Consolidated Financial Statements	66
	Summary of Quarterly Statements of Income	55
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below.

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

(f) Commerce Bancshares, Inc. 2018 Compensatory Arrangements with CEO and Named Executive Officers were filed in amended current report on Form 8-K (Commission file number 0-2989) dated February 15, 2018, and the same is hereby incorporated by reference.

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

(i) Commerce Bancshares, Inc. Stock Appreciation Rights Agreement, Commerce Bancshares, Inc. Restricted Stock Award Agreements for Executive Officers, and Commerce Bancshares, Inc. Restricted Stock Award Agreements for Employees other than Executive Officers, pursuant to the 2005 Equity Incentive Plan, were filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 6, 2013, and the same are hereby incorporated by reference.

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

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of February 2018.

COMMERCE BANCSHARES, INC.

By:	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February 2018.

By:	/s/ DAVID W. KEMPER
David W. Kemper
Chief Executive Officer

By:	/s/ CHARLES G. KIM
Charles G. Kim
Chief Financial Officer

By:	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

David W. Kemper
Terry D. Bassham
John R. Capps
Earl H. Devanny, III
W. Thomas Grant, II
James B. Hebenstreit
John W. Kemper	All the Directors on the Board of Directors*
Jonathan M. Kemper
Benjamin F. Rassieur, III
Todd R. Schnuck
Andrew C. Taylor
Kimberly G. Walker

____________

*	The Directors of Registrant listed executed a power of attorney authorizing Thomas J. Noack, their attorney-in-fact, to sign this report on their behalf.

By:	/s/ THOMAS J. NOACK
Thomas J. Noack
Attorney-in-Fact