Form 10-Q
period 2018-03-31
COMMERCE BANCSHARES INC /MO/
filed 2018-05-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 1, 2018, the registrant had outstanding 106,597,248 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
ASSETS
Loans	$13,893,361	$13,983,674
Allowance for loan losses	(159,532)	(159,532)
Net loans	13,733,829	13,824,142
Loans held for sale (including $6,480,000 and $15,327,000 of residential mortgage loans carried at fair value at March 31, 2018 and December 31, 2017, respectively)	16,435	21,398
Investment securities:
Available for sale debt ($659,378,000 and $662,515,000 pledged at March 31, 2018 and
December 31, 2017, respectively, to secure swap and repurchase agreements)	8,432,180	8,725,442
Trading debt	32,025	18,269
Equity	51,512	50,591
Other	108,320	99,005
Total investment securities	8,624,037	8,893,307
Federal funds sold and short-term securities purchased under agreements to resell	17,000	42,775
Long-term securities purchased under agreements to resell	700,000	700,000
Interest earning deposits with banks	134,697	30,631
Cash and due from banks	423,048	438,439
Land, buildings and equipment, net	332,253	335,110
Goodwill	138,921	138,921
Other intangible assets, net	7,893	7,618
Other assets	483,129	401,074
Total assets	$24,611,242	$24,833,415
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,953,430	$7,158,962
Savings, interest checking and money market	11,828,138	11,499,620
Time open and C.D.'s of less than $100,000	615,401	634,646
Time open and C.D.'s of $100,000 and over	1,141,502	1,132,218
Total deposits	20,538,471	20,425,446
Federal funds purchased and securities sold under agreements to repurchase	1,132,329	1,507,138
Other borrowings	9,214	1,758
Other liabilities	225,500	180,889
Total liabilities	21,905,514	22,115,231
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 107,081,397 shares	535,407	535,407
Capital surplus	1,802,785	1,815,360
Retained earnings	325,390	221,374
Treasury stock of 272,802 shares at March 31, 2018
and 276,968 shares at December 31, 2017, at cost	(15,681)	(14,473)
Accumulated other comprehensive income (loss)	(89,563)	14,108
Total Commerce Bancshares, Inc. stockholders' equity	2,703,122	2,716,560
Non-controlling interest	2,606	1,624
Total equity	2,705,728	2,718,184
Total liabilities and equity	$24,611,242	$24,833,415
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2018	2017
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$147,015	$128,323
Interest and fees on loans held for sale	304	196
Interest on investment securities	53,242	55,265
Interest on federal funds sold and short-term securities purchased under
agreements to resell	180	23
Interest on long-term securities purchased under agreements to resell	4,114	3,793
Interest on deposits with banks	1,140	397
Total interest income	205,995	187,997
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	5,589	3,890
Time open and C.D.'s of less than $100,000	662	644
Time open and C.D.'s of $100,000 and over	2,839	2,763
Interest on federal funds purchased and securities sold under
agreements to repurchase	4,001	1,539
Interest on other borrowings	12	888
Total interest expense	13,103	9,724
Net interest income	192,892	178,273
Provision for loan losses	10,396	11,128
Net interest income after provision for loan losses	182,496	167,145
NON-INTEREST INCOME
Bank card transaction fees	41,453	35,751
Trust fees	36,062	32,014
Deposit account charges and other fees	22,982	21,942
Capital market fees	2,291	2,342
Consumer brokerage services	3,768	3,649
Loan fees and sales	2,862	3,168
Other	10,272	10,747
Total non-interest income	119,690	109,613
INVESTMENT SECURITIES GAINS (LOSSES), NET	5,410	(772)
NON-INTEREST EXPENSE
Salaries and employee benefits	115,894	112,369
Net occupancy	11,584	11,443
Equipment	4,431	4,609
Supplies and communication	5,313	5,709
Data processing and software	20,690	19,905
Marketing	4,805	3,224
Deposit insurance	3,457	3,471
Community service	729	2,944
Other	15,374	15,703
Total non-interest expense	182,277	179,377
Income before income taxes	125,319	96,609
Less income taxes	23,258	24,907
Net income	102,061	71,702
Less non-controlling interest expense	1,077	198
Net income attributable to Commerce Bancshares, Inc.	100,984	71,504
Less preferred stock dividends	2,250	2,250
Net income available to common shareholders	$98,734	$69,254
Net income per common share — basic	$.92	$.65
Net income per common share — diluted	$.92	$.65
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2018	2017
	(Unaudited)
Net income	$102,061	$71,702
Other comprehensive income (loss):
Net unrealized gains on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	45	95
Net unrealized gains (losses) on other securities	(73,721)	19,002
Pension loss amortization	393	340
Other comprehensive income (loss)	(73,283)	19,437
Comprehensive income	28,778	91,139
Less non-controlling interest expense	1,077	198
Comprehensive income attributable to Commerce Bancshares, Inc.	$27,701	$90,941
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2017	$144,784	$535,407	$1,815,360	$221,374	$(14,473)	$14,108	$1,624	$2,718,184
Adoption of ASU 2018-02				(2,932)		2,932		—
Adoption of ASU 2016-01				33,320		(33,320)		—
Net income				100,984			1,077	102,061
Other comprehensive income (loss)						(73,283)		(73,283)
Distributions to non-controlling interest							(95)	(95)
Purchases of treasury stock					(17,067)			(17,067)
Issuance of stock under purchase and equity compensation plans			(15,865)		15,859			(6)
Stock-based compensation			3,290					3,290
Cash dividends on common stock ($.235 per share)				(25,106)				(25,106)
Cash dividends on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2018	$144,784	$535,407	$1,802,785	$325,390	$(15,681)	$(89,563)	$2,606	$2,705,728
Balance December 31, 2016	$144,784	$510,015	$1,552,454	$292,849	$(15,294)	$10,975	$5,349	$2,501,132
Adoption of ASU 2016-09			3,441	(2,144)				1,297
Net income				71,504			198	71,702
Other comprehensive income						19,437		19,437
Distributions to non-controlling interest							(685)	(685)
Purchases of treasury stock					(7,284)			(7,284)
Issuance of stock under purchase and equity compensation plans			(14,996)		14,990			(6)
Stock-based compensation			3,135					3,135
Cash dividends on common stock ($.214 per share)				(22,913)				(22,913)
Cash dividends on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2017	$144,784	$510,015	$1,544,034	$337,046	$(7,588)	$30,412	$4,862	$2,563,565
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2018	2017
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$102,061	$71,702
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,396	11,128
Provision for depreciation and amortization	9,620	10,019
Amortization of investment security premiums, net	7,233	9,231
Investment securities (gains) losses, net (A)	(5,410)	772
Net gains on sales of loans held for sale	(1,147)	(866)
Originations of loans held for sale	(44,066)	(34,716)
Proceeds from sales of loans held for sale	49,255	34,446
Net (increase) decrease in trading debt securities	(18,543)	7,763
Stock-based compensation	3,290	3,135
(Increase) decrease in interest receivable	744	(686)
Increase (decrease) in interest payable	(732)	39
Increase in income taxes payable	22,076	21,156
Other changes, net	9,212	5,152
Net cash provided by operating activities	143,989	138,275
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	148,652	98
Proceeds from maturities/pay downs of investment securities (A)	358,690	483,090
Purchases of investment securities (A)	(298,554)	(482,642)
Net (increase) decrease in loans	78,838	(169,185)
Purchases of land, buildings and equipment	(4,982)	(5,456)
Sales of land, buildings and equipment	718	717
Net cash provided by (used in) investing activities	283,362	(173,378)
FINANCING ACTIVITIES:
Net increase in non-interest bearing, savings, interest checking and money market deposits	54,986	49,469
Net increase (decrease) in time open and C.D.'s	(9,961)	174,052
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(374,809)	(402,756)
Repayment of long-term borrowings	(74)	(74)
Net increase in short-term borrowings	7,530	—
Purchases of treasury stock	(17,067)	(7,284)
Issuance of stock under equity compensation plans	(6)	(6)
Cash dividends paid on common stock	(25,106)	(22,913)
Cash dividends paid on preferred stock	(2,250)	(2,250)
Net cash used in financing activities	(366,757)	(211,762)
Increase (decrease) in cash, cash equivalents and restricted cash	60,594	(246,865)
Cash, cash equivalents and restricted cash at beginning of year	524,352	801,641
Cash, cash equivalents and restricted cash at March 31	$584,946	$554,776
(A) Available for sale debt securities, equity securities and other securities
Income tax payments, net	$147	$2,850
Interest paid on deposits and borrowings	$13,835	$9,685
Loans transferred to foreclosed real estate	$1,028	$134
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $10.2 million and $16.2 million at March 31, 2018 and 2017, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2017 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

These financial statements reflect the adoption of several FASB Accounting Standards Updates (ASUs) on January 1, 2018. In some cases, the adoption of these ASUs resulted in changes to former accounting policies as described in Note 1 to the financial statements in the 2017 Annual Report on Form 10-K. The ASUs which affected the Company's 2018 financial statements include:

•	ASU 2014-09, Revenue from Contracts with Customers, which is discussed further in Note 13.

•
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which is discussed further in Note 3 - Investment Securities, Note 8 - Accumulated Other Comprehensive Income, and Note 15 - Fair Value of Financial Instruments.

•
ASU 2016-18, Restricted Cash, which requires that the beginning and end of period amounts shown on the statement of cash flows include not only cash and cash equivalents, but also restricted cash and restricted cash equivalents, as considered such by the reporting entity.

•	ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which is discussed further in Note 6 - Pension.

•	ASU 2018-02, Reclassification for Certain Tax Effects from Accumulated Other Comprehensive Income, which is discussed further in Note 8 - Accumulated Other Comprehensive Income.

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held for investment loan portfolio at March 31, 2018 and December 31, 2017 are as follows:

(In thousands)	March 31, 2018	December 31, 2017
Commercial:
Business	$4,960,614	$4,958,554
Real estate – construction and land	932,058	968,820
Real estate – business	2,724,584	2,697,452
Personal Banking:
Real estate – personal	2,069,012	2,062,787
Consumer	2,069,235	2,104,487
Revolving home equity	382,825	400,587
Consumer credit card	752,651	783,864
Overdrafts	2,382	7,123
Total loans	$13,893,361	$13,983,674

At March 31, 2018, loans of $3.7 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.7 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three months ended March 31, 2018 and 2017, respectively, follows:

	For the Three Months Ended March 31
(In thousands)	Commercial	Personal Banking	Total
Balance at January 1	$93,704	$65,828	$159,532
Provision	(894)	11,290	10,396
Deductions:
Loans charged off	366	13,365	13,731
Less recoveries on loans	621	2,714	3,335
Net loan charge-offs (recoveries)	(255)	10,651	10,396
Balance March 31, 2018	$93,065	$66,467	$159,532
Balance at January 1	$91,361	$64,571	$155,932
Provision	1,113	10,015	11,128
Deductions:
Loans charged off	546	12,330	12,876
Less recoveries on loans	1,023	2,625	3,648
Net loan charge-offs (recoveries)	(477)	9,705	9,228
Balance March 31, 2017	$92,951	$64,881	$157,832

The following table shows the balance in the allowance for loan losses and the related loan balance at March 31, 2018 and December 31, 2017, disaggregated on the basis of impairment methodology. Impaired loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
March 31, 2018
Commercial	$2,391	$82,699	$90,674	$8,534,557
Personal Banking	1,107	20,828	65,360	5,255,277
Total	$3,498	$103,527	$156,034	$13,789,834
December 31, 2017
Commercial	$3,067	$92,613	$90,637	$8,532,213
Personal Banking	1,176	22,182	64,652	5,336,666
Total	$4,243	$114,795	$155,289	$13,868,879

Impaired loans
The table below shows the Company’s investment in impaired loans at March 31, 2018 and December 31, 2017. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 14.

(In thousands)	Mar. 31, 2018	Dec. 31, 2017
Non-accrual loans	$10,277	$11,983
Restructured loans (accruing)	93,250	102,812
Total impaired loans	$103,527	$114,795

The following table provides additional information about impaired loans held by the Company at March 31, 2018 and December 31, 2017, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2018
With no related allowance recorded:
Business	$5,221	$9,000	$—
Real estate – business	1,299	1,303	—
	$6,520	$10,303	$—
With an allowance recorded:
Business	$64,228	$64,448	$1,905
Real estate – construction and land	1,458	1,462	42
Real estate – business	10,493	11,021	444
Real estate – personal	8,589	11,412	415
Consumer	5,415	5,415	52
Revolving home equity	153	153	17
Consumer credit card	6,671	6,671	623
	$97,007	$100,582	$3,498
Total	$103,527	$110,885	$3,498
December 31, 2017
With no related allowance recorded:
Business	$5,356	$9,000	$—
Real estate – business	1,299	1,303	—
Consumer	779	817	—
	$7,434	$11,120	$—
With an allowance recorded:
Business	$72,589	$73,168	$2,455
Real estate – construction and land	837	841	27
Real estate – business	12,532	13,071	585
Real estate – personal	9,126	11,914	532
Consumer	5,388	5,426	67
Revolving home equity	204	204	11
Consumer credit card	6,685	6,685	566
	$107,361	$111,309	$4,243
Total	$114,795	$122,429	$4,243

Total average impaired loans for the three month periods ended March 31, 2018 and 2017, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended March 31, 2018
Non-accrual loans	$8,523	$2,928	$11,451
Restructured loans (accruing)	79,258	18,773	98,031
Total	$87,781	$21,701	$109,482
For the three months ended March 31, 2017
Non-accrual loans	$10,613	$3,509	$14,122
Restructured loans (accruing)	31,885	16,204	48,089
Total	$42,498	$19,713	$62,211

The table below shows interest income recognized during the three month periods ended March 31, 2018 and 2017, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 14.

	For the Three Months Ended March 31
(In thousands)	2018	2017
Interest income recognized on impaired loans:
Business	$760	$263
Real estate – construction and land	24	1
Real estate – business	113	62
Real estate – personal	111	37
Consumer	80	82
Revolving home equity	2	6
Consumer credit card	128	135
Total	$1,218	$586

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2018 and December 31, 2017.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2018
Commercial:
Business	$4,928,806	$25,792	$459	$5,557	$4,960,614
Real estate – construction and land	929,113	2,940	—	5	932,058
Real estate – business	2,717,484	4,554	—	2,546	2,724,584
Personal Banking:
Real estate – personal	2,059,965	5,962	916	2,169	2,069,012
Consumer	2,044,135	22,374	2,726	—	2,069,235
Revolving home equity	379,309	2,277	1,239	—	382,825
Consumer credit card	734,498	8,565	9,588	—	752,651
Overdrafts	2,123	259	—	—	2,382
Total	$13,795,433	$72,723	$14,928	$10,277	$13,893,361
December 31, 2017
Commercial:
Business	$4,949,148	$3,085	$374	$5,947	$4,958,554
Real estate – construction and land	967,321	1,473	21	5	968,820
Real estate – business	2,694,234	482	—	2,736	2,697,452
Personal Banking:
Real estate – personal	2,050,787	6,218	3,321	2,461	2,062,787
Consumer	2,067,025	32,674	3,954	834	2,104,487
Revolving home equity	397,349	1,962	1,276	—	400,587
Consumer credit card	764,568	10,115	9,181	—	783,864
Overdrafts	6,840	283	—	—	7,123
Total	$13,897,272	$56,292	$18,127	$11,983	$13,983,674
The increase in business loans which were delinquent 30-89 days relates to one borrower who was past due at March 31, 2018 but has subsequently brought the loan to a current status.

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
March 31, 2018
Pass	$4,716,879	$919,050	$2,632,074	$8,268,003
Special mention	88,442	10,694	50,925	150,061
Substandard	149,736	2,309	39,039	191,084
Non-accrual	5,557	5	2,546	8,108
Total	$4,960,614	$932,058	$2,724,584	$8,617,256
December 31, 2017
Pass	$4,740,013	$955,499	$2,593,005	$8,288,517
Special mention	59,177	10,614	50,577	120,368
Substandard	153,417	2,702	51,134	207,253
Non-accrual	5,947	5	2,736	8,688
Total	$4,958,554	$968,820	$2,697,452	$8,624,826

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $216.2 million at March 31, 2018 and $219.2 million at December 31, 2017. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $148.9 million at March 31, 2018 and $145.0 million at December 31, 2017. As the healthcare loans are guaranteed by the hospital, FICO scores are not considered relevant for this program. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2018 and December 31, 2017 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2018
FICO score:
Under 600	1.3%	3.5%	1.1%	5.2%
600 - 659	1.7	5.3	1.7	15.1
660 - 719	10.0	17.3	9.1	36.1
720 - 779	26.0	26.9	23.2	25.6
780 and over	61.0	47.0	64.9	18.0
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2017
FICO score:
Under 600	1.3%	3.3%	1.1%	4.7%
600 - 659	2.1	5.5	1.7	14.4
660 - 719	10.5	17.3	9.5	34.4
720 - 779	25.6	26.8	21.4	26.0
780 and over	60.5	47.1	66.3	20.5
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings, as shown in the table below. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected. Other performing restructured loans are comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company also classified certain loans as troubled debt restructings because they were not reaffirmed by the borrower in bankruptcy proceedings. These loans are comprised of personal real estate, revolving home equity and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments.

(In thousands)	March 31, 2018	December 31, 2017
Accruing loans:
Non-market interest rates	$77,922	$88,588
Assistance programs	6,671	6,685
Bankruptcy non-affirmation	8,386	7,283
Other	271	256
Non-accrual loans	7,619	7,796
Total troubled debt restructurings	$100,869	$110,608

The table below shows the balance of troubled debt restructurings by loan classification at March 31, 2018, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2018	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$69,156	$43
Real estate - construction and land	1,399	—
Real estate - business	10,546	1,299
Personal Banking:
Real estate - personal	7,476	389
Consumer	5,469	106
Revolving home equity	152	74
Consumer credit card	6,671	744
Total troubled debt restructurings	$100,869	$2,655

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $896 thousand on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $10.6 million at March 31, 2018 to lend additional funds to borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. The loans are primarily sold to FNMA, FHLMC, and GNMA. At March 31, 2018, the fair value of these loans was $6.5 million, and the unpaid principal balance was $6.3 million.

The Company also designates student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at March 31, 2018 totaled $10.0 million.

At March 31, 2018, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $1.3 million and $681 thousand at March 31, 2018 and December 31, 2017, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $3.1 million and $2.7 million at March 31, 2018 and December 31, 2017, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities as shown in this report reflect revised categories as required by the Company’s adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, on January 1, 2018. That new guidance refined the definition of equity securities and required their segregation from available for sale debt securities. For comparability purposes, prior period disclosures in this report have been revised to show the new categorization.

(In thousands)	March 31, 2018	December 31, 2017
Available for sale debt securities	$8,432,180	$8,725,442
Trading debt securities	32,025	18,269
Equity securities:
Readily determinable fair value	49,784	48,838
No readily determinable fair value	1,728	1,753
Other:
Federal Reserve Bank stock	33,369	33,253
Federal Home Loan Bank stock	10,000	10,000
Private equity investments	64,951	55,752
Total investment securities	$8,624,037	$8,893,307

While changes in the fair value of available for sale debt securities continue to be recorded in the equity category of accumulated other comprehensive income, the new guidance requires changes in the fair value of equity securities to be recorded in current earnings. As required by the new guidance, the unrealized gain in fair value on equity securities (recorded in accumulated other comprehensive income at December 31, 2017) was reclassified to retained earnings on January 1, 2018. The amount of the reclassification was $33.3 million, net of tax.
Equity securities include common and preferred stock with readily determinable fair values that totaled $4.4 million at cost and $49.8 million at fair value at March 31, 2018. The majority of these securities are expected to be redeemed for cash in a third party merger transaction expected to occur by the end of the third quarter of 2018. The portion of unrealized net gains on equity securities recognized in current earnings during the first quarter of 2018, which related to securities still held at March 31, 2018, totaled $947 thousand.
Equity securities also include securities with a carrying value of $1.7 million that do not have readily determinable fair values. The Company has elected, under the ASU, to measure these at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. The Company did not record any impairment or other adjustments to the carrying amount of these investments during the period.
Other investment securities whose accounting is not addressed in the ASU include Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock, and investments in portfolio concerns held by the Company's private equity subsidiaries. FRB stock and FHLB stock are held for debt and regulatory purposes. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. The private equity investments, in the absence of readily ascertainable market values, are carried at estimated fair value.
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income. A summary of the available for sale debt securities by maturity groupings as of March 31, 2018 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$52,205	$52,521
After 1 but within 5 years	644,016	636,542
After 5 but within 10 years	156,769	154,484
After 10 years	68,835	68,376
Total U.S. government and federal agency obligations	921,825	911,923
Government-sponsored enterprise obligations:
Within 1 year	193,937	193,623
After 1 but within 5 years	121,580	120,181
After 5 but within 10 years	34,983	34,152
After 10 years	42,831	40,643
Total government-sponsored enterprise obligations	393,331	388,599
State and municipal obligations:
Within 1 year	157,082	157,746
After 1 but within 5 years	567,474	569,318
After 5 but within 10 years	649,164	646,866
After 10 years	43,729	42,915
Total state and municipal obligations	1,417,449	1,416,845
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,003,975	2,954,994
Non-agency mortgage-backed securities	966,401	960,612
Asset-backed securities	1,476,947	1,466,035
Total mortgage and asset-backed securities	5,447,323	5,381,641
Other debt securities:
Within 1 year	3,999	3,981
After 1 but within 5 years	262,778	258,315
After 5 but within 10 years	73,723	70,876
Total other debt securities	340,500	333,172
Total available for sale debt securities	$8,520,428	$8,432,180

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $442.4 million, at fair value, at March 31, 2018. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $17.2 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates.

For debt securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
U.S. government and federal agency obligations	$921,825	$1,617	$(11,519)	$911,923
Government-sponsored enterprise obligations	393,331	—	(4,732)	388,599
State and municipal obligations	1,417,449	7,572	(8,176)	1,416,845
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,003,975	8,074	(57,055)	2,954,994
Non-agency mortgage-backed securities	966,401	6,530	(12,319)	960,612
Asset-backed securities	1,476,947	2,323	(13,235)	1,466,035
Total mortgage and asset-backed securities	5,447,323	16,927	(82,609)	5,381,641
Other debt securities	340,500	9	(7,337)	333,172
Total	$8,520,428	$26,125	$(114,373)	$8,432,180
December 31, 2017
U.S. government and federal agency obligations	$917,494	$4,096	$(4,443)	$917,147
Government-sponsored enterprise obligations	408,266	26	(1,929)	406,363
State and municipal obligations	1,592,707	21,413	(2,754)	1,611,366
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,046,701	17,956	(23,744)	3,040,913
Non-agency mortgage-backed securities	903,920	6,710	(4,837)	905,793
Asset-backed securities	1,495,380	2,657	(5,237)	1,492,800
Total mortgage and asset-backed securities	5,446,001	27,323	(33,818)	5,439,506
Other debt securities	350,988	1,250	(1,178)	351,060
Total	$8,715,456	$54,108	$(44,122)	$8,725,442

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or who have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, cash flow analyses are prepared. For more complex analyses, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2018, the fair value of securities on this watch list was $62.8 million compared to $68.0 million at December 31, 2017.

As of March 31, 2018, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $24.8 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.2 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at March 31, 2018 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	15%	-	52%
Credit support	0%	-	63%
Loss severity	15%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Three Months Ended March 31
(In thousands)	2018	2017
Cumulative OTTI credit losses at January 1	$14,199	$14,080
Credit losses on debt securities for which impairment was not previously recognized	58	—
Credit losses on debt securities for which impairment was previously recognized	10	109
Increase in expected cash flows that are recognized over remaining life of security	(54)	(73)
Cumulative OTTI credit losses at March 31	$14,213	$14,116

Debt securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
U.S. government and federal agency obligations	$653,945	$9,647	$59,435	$1,872	$713,380	$11,519
Government-sponsored enterprise obligations	338,752	4,588	49,847	144	388,599	4,732
State and municipal obligations	529,699	6,427	44,474	1,749	574,173	8,176
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,922,859	35,455	591,341	21,600	2,514,200	57,055
Non-agency mortgage-backed securities	729,615	9,447	137,775	2,872	867,390	12,319
Asset-backed securities	884,800	11,101	207,087	2,134	1,091,887	13,235
Total mortgage and asset-backed securities	3,537,274	56,003	936,203	26,606	4,473,477	82,609
Other debt securities	305,412	6,462	19,779	875	325,191	7,337
Total	$5,365,082	$83,127	$1,109,738	$31,246	$6,474,820	$114,373
December 31, 2017
U.S. government and federal agency obligations	$618,617	$4,443	$—	$—	$618,617	$4,443
Government-sponsored enterprise obligations	286,393	1,712	49,766	217	336,159	1,929
State and municipal obligations	282,843	1,752	49,339	1,002	332,182	2,754
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,320,689	9,433	619,300	14,311	1,939,989	23,744
Non-agency mortgage-backed securities	577,017	2,966	153,813	1,871	730,830	4,837
Asset-backed securities	786,048	3,168	264,295	2,069	1,050,343	5,237
Total mortgage and asset-backed securities	2,683,754	15,567	1,037,408	18,251	3,721,162	33,818
Other debt securities	144,090	727	20,202	451	164,292	1,178
Total	$4,015,697	$24,201	$1,156,715	$19,921	$5,172,412	$44,122

The available for sale debt portfolio included $6.5 billion of securities that were in a loss position at March 31, 2018, compared to $5.2 billion at December 31, 2017.  The total amount of unrealized loss on these securities was $114.4 million at March 31, 2018, an increase of $70.3 million compared to the loss at December 31, 2017.  This increase in losses was mainly due to a rising rate environment.

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2018	2017
Proceeds from sales of securities:
Available for sale debt securities	$148,637	$—
Equity securities	15	—
Other	—	98
Total proceeds	$148,652	$98

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$212	$—
Gains realized on donations of securities	—	2,157
Other-than-temporary impairment recognized on debt securities	(68)	(109)
Equity securities:
Gains realized on sales	14	—
Fair value adjustments, net	947	—
Other:
Gains realized on sales	—	58
Fair value adjustments, net	4,305	(2,878)
Total investment securities gains (losses), net	$5,410	$(772)

At March 31, 2018, securities totaling $3.7 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $659.4 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2018				December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(28,482)	$—	$2,788	$31,270	$(28,305)	$—	$2,965
Mortgage servicing rights	8,493	(3,388)	—	5,105	7,906	(3,244)	(9)	4,653
Total	$39,763	$(31,870)	$—	$7,893	$39,176	$(31,549)	$(9)	$7,618

Aggregate amortization expense on intangible assets was $321 thousand and $348 thousand for the three month periods ended March 31, 2018 and 2017, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2018. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2018	$1,202
2019	1,043
2020	893
2021	777
2022	684

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2018 are as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2018	$138,921	$2,965	$4,653
Originations	—	—	587
Amortization	—	(177)	(144)
Impairment reversal	—	—	9
Balance March 31, 2018	$138,921	$2,788	$5,105

Goodwill allocated to the Company’s operating segments at March 31, 2018 and December 31, 2017 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2018, that net liability was $2.3 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $389.6 million at March 31, 2018.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2018, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 to 11 years. At March 31, 2018, the fair value of the Company's guarantee liabilities for RPAs was $91 thousand, and the notional amount of the underlying swaps was $103.9 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2018	2017
Service cost - benefits earned during the period	$153	$129
Interest cost on projected benefit obligation	950	973
Expected return on plan assets	(1,437)	(1,438)
Amortization of prior service cost	(68)	(68)
Amortization of unrecognized net loss	592	617
Net periodic pension cost	$190	$213

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first three months of 2018, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2018.

The Company adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, on January 1, 2018. This guidance requires that the service cost component of net periodic pension cost be reported in the same income statement line item as other compensation costs, while other components of net periodic pension cost be reported separately from the service cost component. Historically, the Company has reported all components of pension cost in salaries and employee benefits. Beginning in 2018, only the service cost component has been included in this category, and the other components have been recorded in other non-interest expense. Prior period financial statements have not been revised because the amount of the reclassification was not significant.

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2018	2017
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$100,984	$71,504
Less preferred stock dividends	2,250	2,250
Net income available to common shareholders	98,734	69,254
Less income allocated to nonvested restricted stock	1,121	945
Net income allocated to common stock	$97,613	$68,309
Weighted average common shares outstanding	105,634	105,389
Basic income per common share	$.92	$.65
Diluted income per common share:
Net income available to common shareholders	$98,734	$69,254
Less income allocated to nonvested restricted stock	1,118	942
Net income allocated to common stock	$97,616	$68,312
Weighted average common shares outstanding	105,634	105,389
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	332	416
Weighted average diluted common shares outstanding	105,966	105,805
Diluted income per common share	$.92	$.65

Unexercised stock appreciation rights of 264 thousand and 90 thousand were excluded in the computation of diluted income per common share for the three month periods ended March 31, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive.
* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2017.

8. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. The largest component is the unrealized holding gains and losses on available for sale debt securities. Unrealized gains and losses on debt securities for which an other-than-temporary impairment (OTTI) has been recorded in current earnings are shown separately below. The other component is the amortization from other comprehensive income of losses associated with pension benefits, which occurs as the losses are included in current net periodic pension cost.

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2018	$3,411	$30,326	$(19,629)	$14,108
ASU 2018-02 Reclassification of tax rate change	715	6,359	(4,142)	2,932
ASU 2016-01 Reclassification of unrealized gain on equity securities	—	(33,320)	—	(33,320)
Other comprehensive income (loss) before reclassifications to current earnings	(8)	(98,081)	—	(98,089)
Amounts reclassified to current earnings from accumulated other comprehensive income	68	(212)	524	380
Current period other comprehensive income (loss), before tax	60	(98,293)	524	(97,709)
Income tax (expense) benefit	(15)	24,572	(131)	24,426
Current period other comprehensive income (loss), net of tax	45	(73,721)	393	(73,283)
Transfer of unrealized gain on securities for which impairment was not previously recognized	12	(12)	—	—
Balance March 31, 2018	$4,183	$(70,368)	$(23,378)	$(89,563)
Balance January 1, 2017	$2,975	$27,328	$(19,328)	$10,975
Other comprehensive income before reclassifications to current earnings	44	32,805	—	32,849
Amounts reclassified to current earnings from accumulated other comprehensive income	109	(2,157)	549	(1,499)
Current period other comprehensive income, before tax	153	30,648	549	31,350
Income tax expense	(58)	(11,646)	(209)	(11,913)
Current period other comprehensive income, net of tax	95	19,002	340	19,437
Balance March 31, 2017	$3,070	$46,330	$(18,988)	$30,412
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.

The requirement to revalue deferred tax assets and liabilities in the period of enactment stranded the effects of the tax rate change, mandated by the Tax Cuts and Jobs Act, in accumulated other comprehensive income. In response, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which the Company adopted on January 1, 2018. This ASU allowed the reclassification of the stranded tax effects from accumulated other comprehensive income (as shown in the table above) to retained earnings.
As mentioned in Note 3, additional new accounting guidance, which was effective January 1, 2018, required the reclassification of unrealized gains on equity securities from accumulated other comprehensive income to retained earnings (also shown above).
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2018
Net interest income	$71,437	$82,095	$11,445	$164,977	$27,915	$192,892
Provision for loan losses	(10,515)	180	(64)	(10,399)	3	(10,396)
Non-interest income	30,216	49,211	42,101	121,528	(1,838)	119,690
Investment securities gains, net	—	—	—	—	5,410	5,410
Non-interest expense	(70,171)	(72,798)	(31,859)	(174,828)	(7,449)	(182,277)
Income before income taxes	$20,967	$58,688	$21,623	$101,278	$24,041	$125,319
Three Months Ended March 31, 2017
Net interest income	$67,354	$79,870	$11,844	$159,068	$19,205	$178,273
Provision for loan losses	(9,662)	513	(23)	(9,172)	(1,956)	(11,128)
Non-interest income	27,163	44,910	37,706	109,779	(166)	109,613
Investment securities losses, net	—	—	—	—	(772)	(772)
Non-interest expense	(67,417)	(70,365)	(30,319)	(168,101)	(11,276)	(179,377)
Income before income taxes	$17,438	$54,928	$19,208	$91,574	$5,035	$96,609

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

(In thousands)	March 31, 2018	December 31, 2017
Interest rate swaps	$1,787,029	$1,741,412
Interest rate caps	31,630	31,776
Credit risk participation agreements	153,219	133,488
Foreign exchange contracts	10,907	11,826
Mortgage loan commitments	16,297	17,110
Mortgage loan forward sale contracts	688	2,566
Forward TBA contracts	16,500	25,000
Total notional amount	$2,016,270	$1,963,178

The largest group of notional amounts relate to interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial dealer institutions. Contracts with dealers that require central clearing are novated to a regulated clearinghouse who becomes the Company's legal counterparty. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings.

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

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 15 on Fair Value Measurements in the 2017 Annual Report on Form 10-K.

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. However, in January 2017, a clearinghouse rule change required that variation margin on centrally cleared derivatives, formerly treated as collateral, be treated as settlements of derivative exposure. As a result, the fair values of the respective derivative contracts must be reduced by variation margin payments and reported as a single, net amount. Accordingly, at March 31, 2018 in the table below, the positive fair values of cleared swaps were reduced by $12.2 million and the negative fair values of cleared swaps were reduced by $484 thousand. At December 31, 2017, the positive fair values of cleared swaps were reduced by $4.5 million and the negative fair values of cleared swaps were reduced by $4.3 million.

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2018	Dec. 31, 2017
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$4,403	$7,674	$(16,120)	$(7,857)
Interest rate caps	26	16	(26)	(16)
Credit risk participation agreements	29	46	(91)	(123)
Foreign exchange contracts	51	21	(61)	(40)
Mortgage loan commitments	582	580	—	—
Mortgage loan forward sale contracts	1	8	—	(7)
Forward TBA contracts	—	4	(75)	(31)
Total	$5,092	$8,349	$(16,373)	$(8,074)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2018	2017
Derivative instruments:
Interest rate swaps	Other non-interest income	$505	$143
Credit risk participation agreements	Other non-interest income	164	10
Foreign exchange contracts	Other non-interest income	9	(20)
Mortgage loan commitments	Loan fees and sales	1	554
Mortgage loan forward sale contracts	Loan fees and sales	—	66
Forward TBA contracts	Loan fees and sales	542	(98)
Total		$1,221	$655

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

Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. By contract, these may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash or securities to its clearing agent. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
March 31, 2018
Assets:
Derivatives subject to master netting agreements	$4,471	$—	$4,471	$(451)	$(1,505)	$2,515
Derivatives not subject to master netting agreements	621	—	621
Total derivatives	5,092	—	5,092
Liabilities:
Derivatives subject to master netting agreements	$16,237	$—	$16,237	$(451)	$(1,188)	$14,598
Derivatives not subject to master netting agreements	136	—	136
Total derivatives	16,373	—	16,373
December 31, 2017
Assets:
Derivatives subject to master netting agreements	$7,726	$—	$7,726	$(233)	$(824)	$6,669
Derivatives not subject to master netting agreements	623	—	623
Total derivatives	8,349	—	8,349
Liabilities:
Derivatives subject to master netting agreements	$7,935	$—	$7,935	$(233)	$(1,570)	$6,132
Derivatives not subject to master netting agreements	139	—	139
Total derivatives	8,074	—	8,074

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $650.0 million at both March 31, 2018 and December 31, 2017. At March 31, 2018, the Company had posted collateral of $659.1 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $659.8 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
March 31, 2018
Total resale agreements, subject to master netting arrangements	$1,350,000	$(650,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,677,389	(650,000)	1,027,389	—	(1,027,389)	—
December 31, 2017
Total resale agreements, subject to master netting arrangements	$1,350,000	$(650,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,954,768	(650,000)	1,304,768	—	(1,304,768)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2018 and December 31, 2017, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2018
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$217,927	$100,000	$350,000	$667,927
Government-sponsored enterprise obligations	91,930	—	—	91,930
Agency mortgage-backed securities	486,517	16,500	200,000	703,017
Non-agency mortgage-backed securities	13,514	—	—	13,514
Asset-backed securities	73,542	65,000	—	138,542
Other debt securities	62,459	—	—	62,459
Total repurchase agreements, gross amount recognized	$945,889	$181,500	$550,000	$1,677,389
December 31, 2017
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$271,820	$1,731	$450,000	$723,551
Government-sponsored enterprise obligations	149,111	—	—	149,111
Agency mortgage-backed securities	737,975	9,750	200,000	947,725
Asset-backed securities	89,601	30,000	—	119,601
Other debt securities	14,780	—	—	14,780
Total repurchase agreements, gross amount recognized	$1,263,287	$41,481	$650,000	$1,954,768

12. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.3 million and $3.1 million in the three months ended March 31, 2018 and 2017, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2018, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	1,254,518	$38.67
Granted	197,883	58.45
Vested	(266,058)	32.56
Forfeited	(2,604)	49.62
Nonvested at March 31, 2018	1,183,739	$43.33

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

Weighted per share average fair value at grant date	$12.44
Assumptions:
Dividend yield	1.6%
Volatility	20.6%
Risk-free interest rate	2.7%
Expected term	6.6 years

A summary of SAR activity during the first three months of 2018 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,179,286	$37.13
Granted	168,716	58.42
Forfeited	(323)	37.52
Expired	—	—
Exercised	(195,980)	28.93
Outstanding at March 31, 2018	1,151,699	$41.65	7.4 years	$21,035

13. Revenue from Contracts with Customers
The Company adopted ASU 2014-09, "Revenue from Contracts with Customers", and its related amendments on January 1, 2018. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the three months ended March 31, 2018, approximately 62% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes. However, application of the new guidance resulted in a reclassification of certain bank card related network and rewards costs, previously classified as non-interest expense, to a reduction to non-interest income in the Company’s consolidated statements of income. The reclassification had no effect on prior period net income or net income per share. The Company adopted ASU 2014-09 on a full retrospective basis, in which each prior reporting period has been presented in accordance with the new guidance.

The table below shows the effect of this reclassification on bank card fee income and non-interest expense for the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
(In thousands)	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
Non-interest income:
Bank card transaction fees	$43,204	$(7,453)	$35,751
Total non-interest income	117,066	(7,453)	109,613
Non-interest expense:
Data processing and software	$23,097	$(3,192)	$19,905
Other	19,964	(4,261)	15,703
Total non-interest expense	186,830	(7,453)	179,377

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended March 31
(In thousands)	2018	2017
Bank card transaction fees	$41,453	$35,751
Trust fees	36,062	32,014
Deposit account charges and other fees	22,982	21,942
Consumer brokerage services	3,768	3,649
Other non-interest income	7,311	7,597
Total non-interest revenue from contracts with customers	111,576	100,953
Other non-interest revenue (a)	8,114	8,660
Total non-interest income	$119,690	$109,613

(a)
This revenue is not within the scope of ASU 2014-09, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

The following table presents the opening and closing receivable balances of the three month periods ended March 31, 2018 and 2017 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Bank card transaction fees	$10,978	$13,315	$10,810	$14,686
Trust fees	3,116	2,802	2,627	2,681
Deposit account charges and other fees	4,682	5,597	4,467	5,735
Consumer brokerage services	690	380	353	309

For these revenue categories, none of the transaction price has been allocated to performance obligations that are unsatisfied as of the end of a reporting period.

A description of these revenue categories follows.

Bank Card Transaction Fees
The following table presents the components of bank card fee income.

	Three Months Ended March 31
(In thousands)	2018	2017
Debit card:
Fee income	$9,762	$9,641
Expense for network charges	(371)	(1,650)
Net debit card fees	9,391	7,991

Credit card:
Fee income	6,045	5,740
Expense for network charges and rewards	(2,944)	(2,746)
Net credit card fees	3,101	2,994

Corporate card:
Fee income	47,876	42,419
Expense for network charges and rewards	(23,708)	(22,455)
Net corporate card fees	24,168	19,964

Merchant:
Fee income	7,301	7,939
Fees to cardholder banks	(1,725)	(2,089)
Expense for network charges	(783)	(1,048)
Net merchant fees	4,793	4,802
Total bank card transaction fees	$41,453	$35,751

The majority of debit and credit card fees are reported in the Consumer segment, while corporate card and merchant fees are reported in the Commercial segment.

Debit and Credit Card Fees
The Company issues debit and credit cards to its retail and commercial banking customers who use the cards to purchase goods and services from merchants through an electronic payment system. As a card issuer, the Company earns fees, including interchange income, for processing the cardholder’s purchase transaction with a merchant through a settlement network. Purchases are charged directly to a customer’s checking account (in the case of a debit card), or are posted to a customer’s credit card account. The fees earned are established by the settlement network and are dependent on the type of transaction processed but are typically based on a per unit charge. Interchange income, the largest component of debit and credit card fees, is settled daily through the networks. The services provided to the cardholders include issuing and maintaining cards, settling purchases with merchants, and maintaining memberships in various card networks to facilitate processing. These services are considered one performance obligation as one of the services would not be performed without the others. The performance obligation is satisfied as services are rendered for each purchase transaction, and income is immediately recognized.

In order to participate in the settlement network process, the Company must pay various transaction-related costs, established by the networks, including membership fees and a per unit charge for each transaction. These expenses are recorded net of the card fees earned.

Consumer credit card products offer cardholders rewards that can be later redeemed for cash or goods or services to encourage card usage. Reward programs must meet network requirements based on the type of card issued. The expense associated with the rewards granted are recorded net of the credit card fees earned.

Commercial card products offer cash rewards to corporate cardholders to encourage card usage in facilitating corporate payments. The Company pays cash rewards based on contractually agreed upon amounts, normally as a percent of each sales transaction. The expense associated with the cash rewards program is recorded net of the corporate card fees earned.

Merchant Fees
The Company offers merchant processing services to its business customers to enable them to accept credit and debit card payments. Merchant processing activities include gathering merchant sales information, authorizing sales transactions and collecting the funds from card issuers using the networks. The merchant is charged a merchant discount fee for the services based on agreed upon pricing between the merchant and the Company. Merchant fees are recorded net of outgoing interchange costs paid to the card issuing banks and net of other network costs as show in the table above.

Merchant services provided are considered one performance obligation as one of the services would not be performed without the others. The performance obligation is satisfied as services are rendered for each settlement transaction and income is immediately recognized. Income earned from merchant fees settles with the customer according to terms negotiated in individual customer contracts.  The majority of customers settle with the Company at least monthly.

Trust Fees
The following table shows the components of revenue within trust fees.

	Three Months Ended March 31
(In thousands)	2018	2017
Private client	$26,868	$23,762
Institutional	7,411	6,494
Other	1,783	1,758
Total trust fees	$36,062	$32,014
This revenue is reported in the Wealth segment.

The Company provides trust and asset management services to both private client and institutional trust customers including asset custody, investment advice, and reporting and administrative services. Other specialized services such as tax preparation, financial planning, representation and other related services are provided as needed. Trust fees are generally earned monthly and billed based on a rate multiplied by the fair value of the customer trust assets. The majority of customer trust accounts are billed monthly. However, some accounts are billed quarterly, and a small number of accounts are billed semi-annually or annually, in accordance with agreements in place with the customer. The Company accrues trust fees monthly based on an estimate of fees due and either directly charges the customer’s account the following month or invoices the customer for fees due.

The Company maintains written product pricing information which is used to bill each trust customer based on the services provided. Providing trust services is considered to be a single performance obligation that is satisfied on a monthly basis, involving the monthly custody of customer assets, statement rendering, periodic investment advice where applicable, and other specialized services as needed. As such, performance obligations are considered to be satisfied at the conclusion of each month while trust fee income is also recorded monthly.

Deposit Account Charges and Other Fees
The following table shows the components of revenue within deposit account charges and other fees.

	Three Months Ended March 31
(In thousands)	2018	2017
Corporate cash management fees	$9,397	$8,911
Overdraft and return item fees	7,512	7,180
Other service charges on deposit accounts	6,073	5,851
Total deposit account charges and other fees	$22,982	$21,942
Approximately half of this revenue is reported in the Consumer segment, while the remainder is reported in the Commercial segment.

The Company provides corporate cash management services to its business and non-profit customers to meet their various transaction processing needs. Such services include deposit and check processing, lockbox, remote deposit, reconciliation, on-line banking and other similar transaction processing services. The Company maintains unit prices for each type of service, and the customer is billed based on transaction volumes processed monthly. The customer is usually billed either monthly or quarterly, however, some customers may be billed semi-annually or annually. The customer may pay for the cash management services provided either by paying in cash or using the value of deposit balances (formula provided to the customer) held at the Company. The Company’s performance obligation for corporate cash management services is the processing of items over a monthly term, and the obligations are satisfied at the conclusion of each month.

Overdraft fees are charged to customers when daily checks and other withdrawals to customers’ accounts exceed balances on hand. Fees are based on a unit price multiplied by the number of items processed whose total amounts exceed the available account balance. The daily overdraft charge is calculated and the fee is posted to the customer’s account each day. The Company’s performance obligations for overdraft transactions is based on the daily transaction processed and the obligation is satisfied as each day’s transaction processing is concluded.

Other deposit fees include numerous smaller fees such as monthly statement fees, foreign ATM processing fees, identification restoration fees, and stop payment fees. Such fees are mostly billed to customers directly on their monthly deposit account statements, or in the case of ATM fees, the fee is charged to the customer on the day that transactions are processed. Performance obligations for all of these various services are satisfied at the time that the service is rendered.

Consumer Brokerage Services
The following shows the components of revenue within consumer brokerage services.

	Three Months Ended March 31
(In thousands)	2018	2017
Commission income	$2,092	$2,230
Managed account services	1,676	1,419
Total consumer brokerage services	$3,768	$3,649
Nearly all of this revenue is reported in the Company's Wealth segment.

Consumer brokerage services revenue is comprised of commissions received upon the execution of purchases and sales of mutual fund shares and equity securities, in addition to sales of annuities and certain limited insurance products in an agency capacity. Also, fees are earned on professionally managed advisory programs through arrangements with sub-advisors. Payment from the customer is due upon settlement date for purchases and sales of securities, at the purchase date for annuities and insurance products, and upon inception of the service period for advisory programs.

Most of the contracts (except advisory contracts) encompass two types of performance obligations. The first is an obligation to provide account maintenance, record keeping and custodial services throughout the contract term. The second is the obligation to provide trade execution services for the customers' purchases and sales of products mentioned above. The first obligation is satisfied over time as the service period elapses, while the second type of obligation is satisfied upon the execution of each purchase/sale transaction. Contracts for advisory services contain a single performance obligation comprised of providing the management services and related reporting/administrative services over the contract term.

The transaction price of the contracts (except advisory contracts) is a commission charged at the time of trade execution. The commission varies across different security types, insurance products and mutual funds. It is generally determined by standardized price lists published by the Company and its mutual fund and insurance vendors. Because the transaction price relates specifically to the trade execution, it has been allocated to that performance obligation and is recorded at the time of execution. The fee for advisory services is charged to the customer in advance of the quarterly service period, based on the account balance at the beginning of the period. Revenue is recognized ratably over the service period.

Other Non-Interest Revenue from Contracts with Customers
Other non-interest revenue consists mainly of various customer deposit related fees such as ATM fees and gains on sales of tax credits, foreclosed assets, and bank premises and equipment. Performance obligations for these services consist mainly of the execution of transactions for sales of various properties or providing specific deposit related transactions. Fees from these revenue sources are recognized when the performance obligation is completed, at which time cash is received by the Company.

14. Fair Value Measurements
The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities and to determine fair value disclosures. Various financial instruments such as available for sale debt securities, equity securities, trading debt securities, certain investments relating to private equity activities, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as mortgage servicing rights and certain other investment securities. These nonrecurring fair value adjustments typically involve lower of cost or fair value accounting or write-downs of individual assets.

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

The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2017 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the March 31, 2018 and December 31, 2017 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2018 or the year ended December 31, 2017.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets:
Residential mortgage loans held for sale	$6,480	$—	$6,480	$—
Available for sale debt securities:
U.S. government and federal agency obligations	911,923	911,923	—	—
Government-sponsored enterprise obligations	388,599	—	388,599	—
State and municipal obligations	1,416,845	—	1,399,687	17,158
Agency mortgage-backed securities	2,954,994	—	2,954,994	—
Non-agency mortgage-backed securities	960,612	—	960,612	—
Asset-backed securities	1,466,035	—	1,466,035	—
Other debt securities	333,172	—	333,172	—
Trading debt securities	32,025	—	32,025	—
Equity securities	49,784	20,151	29,633	—
Private equity investments	64,951	—	—	64,951
Derivatives *	5,092	—	4,481	611
Assets held in trust for deferred compensation plan	13,582	13,582	—	—
Total assets	8,604,094	945,656	7,575,718	82,720
Liabilities:
Derivatives *	16,373	—	16,282	91
Liabilities held in trust for deferred compensation plan	13,582	13,582	—	—
Total liabilities	$29,955	$13,582	$16,282	$91
December 31, 2017
Assets:
Residential mortgage loans held for sale	$15,327	$—	$15,327	$—
Available for sale debt securities:
U.S. government and federal agency obligations	917,147	917,147	—	—
Government-sponsored enterprise obligations	406,363	—	406,363	—
State and municipal obligations	1,611,366	—	1,594,350	17,016
Agency mortgage-backed securities	3,040,913	—	3,040,913	—
Non-agency mortgage-backed securities	905,793	—	905,793	—
Asset-backed securities	1,492,800	—	1,492,800	—
Other debt securities	351,060	—	351,060	—
Trading debt securities	18,269	—	18,269	—
Equity securities	48,838	19,864	28,974	—
Private equity investments	55,752	—	—	55,752
Derivatives *	8,349	—	7,723	626
Assets held in trust for deferred compensation plan	12,843	12,843	—	—
Total assets	8,884,820	949,854	7,861,572	73,394
Liabilities:
Derivatives *	8,074	—	7,951	123
Liabilities held in trust for deferred compensation plan	12,843	12,843	—	—
Total liabilities	$20,917	$12,843	$7,951	$123
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2018
Balance January 1, 2018	$17,016	$55,752	$503	$73,271
Total gains or losses (realized/unrealized):
Included in earnings	—	4,305	165	4,470
Included in other comprehensive income *	133	—	—	133
Discount accretion	9	—	—	9
Purchases of private equity investments	—	4,879	—	4,879
Sale/pay down of private equity investments	—	(20)	—	(20)
Capitalized interest/dividends	—	35	—	35
Sale of risk participation agreement	—	—	(148)	(148)
Balance March 31, 2018	$17,158	$64,951	$520	$82,629
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2018	$—	$4,305	$745	$5,050
For the three months ended March 31, 2017
Balance January 1, 2017	$16,682	$50,820	$258	$67,760
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,878)	564	(2,314)
Included in other comprehensive income *	391	—	—	391
Discount accretion	10	—	—	10
Purchases of private equity investments	—	4,825	—	4,825
Capitalized interest/dividends	—	33	—	33
Balance March 31, 2017	$17,083	$52,800	$822	$70,705
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2017	$—	$(2,878)	$913	$(1,965)
* Included in "net unrealized gains (losses) on other debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2018
Total gains or losses included in earnings	$2	$163	$4,305	$4,470
Change in unrealized gains or losses relating to assets still held at March 31, 2018	$582	$163	$4,305	$5,050
For the three months ended March 31, 2017
Total gains or losses included in earnings	$554	$10	$(2,878)	$(2,314)
Change in unrealized gains or losses relating to assets still held at March 31, 2017	$903	$10	$(2,878)	$(1,965)

Level 3 Inputs

The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $17.2 million at March 31, 2018, while private equity investments, included in other securities, totaled $65.0 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	3.6%	-	3.9%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0
Mortgage loan commitments	Discounted cash flow	Probability of funding	51.4%	-	99.1%	78.5%
		Embedded servicing value	.1%	-	2.4%	1.3%

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first three months of 2018 and 2017, and still held as of March 31, 2018 and 2017, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2018 and 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2018
Collateral dependent impaired loans	$39	$—	$—	$39	$(12)
Mortgage servicing rights	5,105	—	—	5,105	9
Long-lived assets	914	—	—	914	(552)

March 31, 2017
Collateral dependent impaired loans	$1,349	$—	$—	$1,349	$(340)
Mortgage servicing rights	3,106	—	—	3,106	7
Foreclosed assets	95	—	—	95	(29)
Long-lived assets	1,316	—	—	1,316	(193)

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

As mentioned in Note 3, the Company prospectively adopted ASU 2016-01 on January 1, 2018. In accordance with its requirements, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2018 and December 31, 2017:

	Carrying Amount	Estimated Fair Value at March 31, 2018
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$4,960,614	$—	$—	$4,861,150	$4,861,150
Real estate - construction and land	932,058	—	—	927,316	927,316
Real estate - business	2,724,584	—	—	2,690,305	2,690,305
Real estate - personal	2,069,012	—	—	2,009,625	2,009,625
Consumer	2,069,235	—	—	2,032,968	2,032,968
Revolving home equity	382,825	—	—	376,043	376,043
Consumer credit card	752,651	—	—	701,833	701,833
Overdrafts	2,382	—	—	1,777	1,777
Total loans	13,893,361	—	—	13,601,017	13,601,017
Loans held for sale	16,435	—	16,435	—	16,435
Investment securities	8,624,037	932,074	7,564,757	127,206	8,624,037
Federal funds sold	17,000	17,000	—	—	17,000
Securities purchased under agreements to resell	700,000	—	—	685,539	685,539
Interest earning deposits with banks	134,697	134,697	—	—	134,697
Cash and due from banks	423,048	423,048	—	—	423,048
Derivative instruments	5,092	—	4,481	611	5,092
Assets held in trust for deferred compensation plan	13,582	13,582	—	—	13,582
Total	$23,827,252	$1,520,401	$7,585,673	$14,414,373	$23,520,447
Financial Liabilities
Non-interest bearing deposits	$6,953,430	$6,953,430	$—	$—	$6,953,430
Savings, interest checking and money market deposits	11,828,138	11,828,138	—	—	11,828,138
Time open and certificates of deposit	1,756,903	—	—	1,755,581	1,755,581
Federal funds purchased	104,940	104,940	—	—	104,940
Securities sold under agreements to repurchase	1,027,389	—	—	1,027,814	1,027,814
Other borrowings	9,214	—	7,530	1,684	9,214
Derivative instruments	16,373	—	16,282	91	16,373
Liabilities held in trust for deferred compensation plan	13,582	13,582	—	—	13,582
Total	$21,709,969	$18,900,090	$23,812	$2,785,170	$21,709,072

	Carrying Amount	Estimated Fair Value at December 31, 2017
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$4,958,554	$—	$—	$4,971,401	$4,971,401
Real estate - construction and land	968,820	—	—	979,389	979,389
Real estate - business	2,697,452	—	—	2,702,598	2,702,598
Real estate - personal	2,062,787	—	—	2,060,443	2,060,443
Consumer	2,104,487	—	—	2,074,129	2,074,129
Revolving home equity	400,587	—	—	400,333	400,333
Consumer credit card	783,864	—	—	798,093	798,093
Overdrafts	7,123	—	—	7,123	7,123
Total loans	13,983,674	—	—	13,993,509	13,993,509
Loans held for sale	21,398	—	21,398	—	21,398
Investment securities	8,893,307	937,011	7,838,522	117,774	8,893,307
Federal funds sold	42,775	42,775	—	—	42,775
Securities purchased under agreements to resell	700,000	—	—	695,194	695,194
Interest earning deposits with banks	30,631	30,631	—	—	30,631
Cash and due from banks	438,439	438,439	—	—	438,439
Derivative instruments	8,349	—	7,723	626	8,349
Assets held in trust for deferred compensation plan	12,843	12,843	—	—	12,843
Total	$24,131,416	$1,461,699	$7,867,643	$14,807,103	$24,136,445
Financial Liabilities
Non-interest bearing deposits	$7,158,962	$7,158,962	$—	$—	$7,158,962
Savings, interest checking and money market deposits	11,499,620	11,499,620	—	—	11,499,620
Time open and certificates of deposit	1,766,864	—	—	1,768,780	1,768,780
Federal funds purchased	202,370	202,370	—	—	202,370
Securities sold under agreements to repurchase	1,304,768	—	—	1,305,375	1,305,375
Other borrowings	1,758	—	—	1,758	1,758
Derivative instruments	8,074	—	7,951	123	8,074
Liabilities held in trust for deferred compensation plan	12,843	12,843	—	—	12,843
Total	$21,955,259	$18,873,795	$7,951	$3,076,036	$21,957,782

16. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at March 31, 2018, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2017 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2018 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2017 Annual Report on Form 10-K.

Critical Accounting Policies
The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2017 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2017.

Selected Financial Data

	Three Months Ended March 31
	2018	2017
Per Share Data
Net income per common share — basic	$.92	$.65	*
Net income per common share — diluted	.92	.65	*
Cash dividends on common stock	.235	.214	*
Book value per common share	24.02	22.66	*
Market price	59.91	53.49	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	69.09%	64.39%
Non-interest bearing deposits to total deposits	33.85	34.47
Equity to loans (1)	19.49	18.74
Equity to deposits	13.47	12.07
Equity to total assets	11.02	10.05
Return on total assets	1.66	1.15
Return on common equity	15.58	11.74
(Based on end-of-period data)
Non-interest income to revenue (2)	38.29	38.08
Efficiency ratio (3)	58.21	62.19
Tier I common risk-based capital ratio	13.26	11.98
Tier I risk-based capital ratio	14.02	12.75
Total risk-based capital ratio	14.87	13.72
Tangible common equity to tangible assets ratio (4)	9.88	9.03
Tier I leverage ratio	10.83	9.56

* Restated for the 5% stock dividend distributed in December 2017.
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

	March 31
(Dollars in thousands)	2018	2017
Total equity	$2,705,728	$2,563,565
Less non-controlling interest	2,606	4,862
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	2,788	3,594
Total tangible common equity (a)	$2,416,629	$2,271,404
Total assets	$24,611,242	$25,308,171
Less goodwill	138,921	138,921
Less core deposit premium	2,788	3,594
Total tangible assets (b)	$24,469,533	$25,165,656
Tangible common equity to tangible assets ratio (a)/(b)	9.88%	9.03%

Results of Operations

Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	% change
Net interest income	$192,892	$178,273	$14,619	8.2%
Provision for loan losses	(10,396)	(11,128)	(732)	(6.6)
Non-interest income	119,690	109,613	10,077	9.2
Investment securities gains (losses), net	5,410	(772)	6,182	N.M.
Non-interest expense	(182,277)	(179,377)	2,900	1.6
Income taxes	(23,258)	(24,907)	(1,649)	(6.6)
Non-controlling interest expense	(1,077)	(198)	879	N.M.
Net income attributable to Commerce Bancshares, Inc.	100,984	71,504	29,480	41.2
Preferred stock dividends	(2,250)	(2,250)	—	—
Net income available to common shareholders	$98,734	$69,254	$29,480	42.6%
N.M. - Not meaningful.

For the quarter ended March 31, 2018, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $101.0 million, an increase of $29.5 million, or 41.2%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.66%, the annualized return on average common equity was 15.58% and the efficiency ratio was 58.21%. Diluted earnings per common share was $.92, an increase of 41.5% compared to $.65 per share in the first quarter of 2017 and an increase of 7.0% compared to $.86 per share in the previous quarter.

Compared to the first quarter of last year, net interest income increased $14.6 million, or 8.2%, mainly due to growth of $18.8 million in interest income on loans, partly offset by a decline of $2.0 million in interest income on investment securities coupled with an increase of $3.4 million in deposits and borrowings interest expense. The provision for loan losses totaled $10.4 million for the current quarter, representing a decrease of $732 thousand from the first quarter of 2017. Non-interest income increased $10.1 million, or 9.2%, compared to the first quarter of 2017, mainly due to combined growth of $10.8 million in trust, deposit and bank card fee income. Non-interest expense increased $2.9 million, or 1.6%, over the first quarter of 2017 primarily due to increases in salaries, employee benefits and marketing expense. Although taxable income was higher in the first quarter of 2018 compared to the prior year, income tax expense declined due to new tax legislation lowering the corporate tax rate in 2018.

Net investment securities gains totaled $5.4 million in the current quarter compared to losses of $772 thousand in the same quarter last year. Current quarter gains were primarily comprised of unrealized fair value gains in the Company's private equity investment portfolio.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2018 vs. 2017
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$219	$5,490	$5,709
Real estate - construction and land	1,176	1,968	3,144
Real estate - business	790	2,898	3,688
Real estate - personal	458	311	769
Consumer	933	1,868	2,801
Revolving home equity	(114)	591	477
Consumer credit card	285	751	1,036
Overdrafts	—	—	—
Total interest on loans	3,747	13,877	17,624
Loans held for sale	88	20	108
Investment securities:
U.S. government and federal agency securities	16	58	74
Government-sponsored enterprise obligations	(175)	252	77
State and municipal obligations	(2,432)	(2,229)	(4,661)
Mortgage-backed securities	972	2,325	3,297
Asset-backed securities	(3,578)	1,741	(1,837)
Other securities	144	(3,352)	(3,208)
Total interest on investment securities	(5,053)	(1,205)	(6,258)
Federal funds sold and short-term securities purchased under
agreements to resell	79	78	157
Long-term securities purchased under agreements to resell	(131)	452	321
Interest earning deposits with banks	127	616	743
Total interest income	(1,143)	13,838	12,695
Interest expense:
Deposits:
Savings	14	(15)	(1)
Interest checking and money market	(19)	1,719	1,700
Time open & C.D.'s of less than $100,000	(72)	90	18
Time open & C.D.'s of $100,000 and over	(889)	965	76
Total interest on deposits	(966)	2,759	1,793
Federal funds purchased and securities sold under
agreements to repurchase	162	2,300	2,462
Other borrowings	(873)	(3)	(876)
Total interest expense	(1,677)	5,056	3,379
Net interest income, tax equivalent basis	$534	$8,782	$9,316

Net interest income in the first quarter of 2018 was $192.9 million, an increase of $14.6 million over the first quarter of 2017. On a tax equivalent (T/E) basis, net interest income totaled $196.6 million in the first quarter of 2018, up $9.3 million over the same period last year and down $1.3 million from the previous quarter. Lower tax rates effective in 2018 reduced the tax equivalent adjustment in the first quarter of 2018 by approximately $4.2 million.  The increase in net interest income compared to the first quarter of 2017 was mainly due to higher interest income on loans (T/E) of $17.6 million. The increase in interest on loans was a result of higher yields on nearly all loan products, especially commercial loans, many of which have variable rates. Total interest income on investment securities (T/E) decreased $6.3 million from the first quarter of 2017, which included a $5.1 million decline resulting from lower total average investment securities balances of $1.0 billion, in addition to a lower tax equivalent adjustment on the Company's municipal investments. The Company's net yield on earning assets (T/E) was 3.37% in the current quarter compared to 3.13% in the first quarter of 2017.

Total interest income (T/E) increased $12.7 million over the first quarter of 2017. Interest income on loans (T/E) was $148.4 million during the first quarter of 2018, and increased $17.6 million, or 13.5%, over the same quarter last year. The increase was due to growth of $391.8 million, or 2.9%, in average loan balances, and an increase of 41 basis points in average rates earned. Most of the increase in interest income occurred in the business, construction, and business real estate loan categories. The largest increase to interest income occurred in business loan interest, which grew $5.7 million due to a 46 basis point increase in the average rate earned, coupled with higher average balances of $27.9 million. Construction loan interest grew $3.1 million, as average balances increased $123.9 million, or 15.0%, and the average rate earned increased 84 basis points. Business real estate loan interest increased $3.7 million due to an increase of 43 basis points in the average rate earned and an increase in average balances of $88.3 million, or 3.3%. Interest on consumer loans increased $2.8 million over the same period last year as the average rate increased 36 basis points, coupled with a $97.3 million increase in average balances. Most of the increase in average consumer loans resulted from growth of $65.9 million in patient health care loans and $38.7 million in auto loans, partly offset by a decrease of $29.4 million in marine and recreational vehicle (RV) loans. In addition, interest on consumer credit card loans grew $1.0 million over the same period last year, as average balances increased $9.9 million and the average rate earned increased 40 basis points.

Interest income on investment securities (T/E) was $55.6 million during the first quarter of 2018, which was a decrease of $6.3 million from the same quarter last year. The largest decline in interest income occurred in state and municipal obligations, which declined $4.7 million and was impacted by a decline in average balances of $269.9 million and a lower tax equivalent adjustment. Interest income on asset-backed securities declined $1.8 million due to lower average balances of $890.2 million, partly offset by an increase in the average rate earned of 48 basis points. In addition, interest income earned on other securities declined $3.2 million, as interest of $2.7 million on a private equity investment received in the first quarter of 2017 did not recur in 2018. These decreases were partly offset by higher interest income on mortgage-backed securities, which grew $3.3 million and resulted from an increase of $165.6 million in average balances and a 24 basis point increase in the average rate earned. Adjustments to premium amortization expense, due to slowing prepayment speeds on various mortgage-backed and asset-backed securities, increased interest income $1.5 million in the current quarter, compared to adjustments of $413 thousand in the same quarter last year. Securities interest also includes inflation-related interest on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS), which is tied to the Consumer Price Index. Interest income related to TIPS increased $172 thousand in the first three months of 2018 compared to the same period in 2017 and totaled $2.0 million in the current quarter and $1.9 million in the first quarter of 2017. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.7 billion in the first quarter of 2018, compared to $9.8 billion in the first quarter of 2017.

Interest income on long-term securities purchased under agreements to resell increased $321 thousand over the first quarter of 2017, due to an increase in the average rate earned of 26 basis points, partly offset by lower balances invested of $25.0 million. Additionally, interest income on balances at the Federal Reserve increased $743 thousand due to a 92 basis point increase in the average rate earned and a $66.1 million increase in the average balance invested.

The average tax equivalent yield on total interest earning assets was 3.59% in the first quarter of 2018, up from 3.29% in the first quarter of 2017.

Total interest expense increased $3.4 million compared to the first quarter of 2017 due to a $1.8 million increase in interest expense on interest bearing deposits and a $1.6 million increase in interest expense on borrowings. The increase in deposit expense resulted mainly from a seven basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $1.7 million due to higher rates paid. Interest expense on certificates of deposit rose slightly, as the effect of higher rates paid was partly offset by lower average balances. Interest expense on borrowings increased due to higher rates paid on customer repurchase agreements, partly offset by lower average FHLB borrowings. The overall average rate incurred on all interest bearing liabilities was .36% and .26% in the first quarters of 2018 and 2017, respectively.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	% change
Bank card transaction fees	$41,453	$35,751	$5,702	15.9%
Trust fees	36,062	32,014	4,048	12.6
Deposit account charges and other fees	22,982	21,942	1,040	4.7
Capital market fees	2,291	2,342	(51)	(2.2)
Consumer brokerage services	3,768	3,649	119	3.3
Loan fees and sales	2,862	3,168	(306)	(9.7)
Other	10,272	10,747	(475)	(4.4)
Total non-interest income	$119,690	$109,613	$10,077	9.2%
Non-interest income as a % of total revenue*	38.3%	38.1%
* Total revenue includes net interest income and non-interest income.

For the first quarter of 2018, total non-interest income amounted to $119.7 million compared with $109.6 million in the same quarter last year, which was an increase of $10.1 million, or 9.2%. The increase was mainly due to growth in trust, bank card, deposit and swap fee income, partly offset by lower loan fees and sales and a decline in leased asset sales.

Bank card transaction fees for the current quarter increased $5.7 million, or 15.9%, over the same quarter last year and were comprised of fees on corporate card ($24.2 million), debit card ($9.4 million), merchant ($4.8 million) and credit card ($3.1 million) transactions. Corporate card fees grew $4.2 million over the same period last year due to growth in interchange income of 13.5%, coupled with lower network costs. Debit card fees grew $1.4 million as interchange income was up slightly, while network costs declined $1.3 million. Overall merchant income was flat compared to the same period last year due to lower merchant fees offset by lower network costs, while credit card fees grew 3.6% on higher interchange income and lower network costs, partly offset by higher rewards expense.

Trust fees for the quarter increased $4.0 million, or 12.6%, over the same quarter last year, resulting mainly from growth in private client trust fees, which were up $3.1 million, or 13.1%, and institutional trust fees, which were up $917 thousand, or 14.1%. Deposit account fees increased $1.0 million, or 4.7%, over the same quarter last year, as corporate cash management fees increased $485 thousand, or 5.4%, overdraft and return item fees increased $332 thousand, or 4.6%, and deposit account service charges increased $223 thousand, or 3.8%. Consumer brokerage fees grew $119 thousand, or 3.3%, on higher advisory fees, while capital market fees declined $51 thousand. Loan fees and sales decreased $306 thousand, or 9.7%, this quarter mainly due to lower mortgage banking revenue related to the Company's fixed rate residential mortgage sale program. Other non-interest income decreased $475 thousand compared to the same quarter of last year, mainly due to lower gains on sales of leased assets to customers upon lease termination, partly offset by higher fees from interest rate swap sales.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2018	2017
Private equity investments	$4,305	$(2,820)
Donations of securities	—	2,157
Other	1,105	(109)
Total investment securities gains (losses), net	$5,410	$(772)

Net gains and losses on investment securities which were recognized in earnings are shown in the table above. Net securities gains of $5.4 million were reported in the first quarter of 2018, compared to net losses of $772 thousand in the same period last year.  The net gains in the first quarter of 2018 were mainly comprised of unrealized gains in fair value on the Company’s holdings of private equity securities. The net losses for the same period last year resulted from unrealized losses on these private equity securities, offset by a gain recorded on the donation of appreciated securities to a charitable foundation.  For the first three months of 2018, credit-related impairment losses on mortgage-backed securities totaled $68 thousand, compared to $109 thousand in the same period last year.  The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $861 thousand during the first three months of 2018 and income of $438 thousand during the first three months of 2017.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	% change
Salaries and employee benefits	$115,894	$112,369	$3,525	3.1%
Net occupancy	11,584	11,443	141	1.2
Equipment	4,431	4,609	(178)	(3.9)
Supplies and communication	5,313	5,709	(396)	(6.9)
Data processing and software	20,690	19,905	785	3.9
Marketing	4,805	3,224	1,581	49.0
Deposit insurance	3,457	3,471	(14)	(.4)
Community service	729	2,944	(2,215)	(75.2)
Other	15,374	15,703	(329)	(2.1)
Total non-interest expense	$182,277	$179,377	$2,900	1.6%

Non-interest expense for the first quarter of 2018 amounted to $182.3 million, an increase of $2.9 million, or 1.6%, compared with $179.4 million in the first quarter of last year. The increase in expense over the same period last year was mainly due to higher costs for salaries, employee benefits and marketing, partly offset by lower supplies and communication, community service, professional fees and equipment expense. Salaries expense increased $2.6 million, or 2.8%, mainly due to higher full-time salary costs. Employee benefits expense totaled $20.9 million, reflecting growth of $954 thousand, or 4.8%, as a result of seasonal growth in payroll taxes and 401(k) contributions. Full-time equivalent employees totaled 4,799 at March 31, 2018 compared to 4,807 at March 31, 2017. Occupancy costs increased $141 thousand, or 1.2%, while equipment expense declined $178 thousand, or 3.9%, mainly due to lower depreciation expense. Supplies and communication expense declined $396 thousand, or 6.9%, mainly due to lower data network expense. Data processing expense increased $785 thousand, or 3.9%, mainly due to higher software costs, while marketing expense increased $1.6 million partly due to new bank card initiatives implemented during the current quarter. Community service expense declined $2.2 million due to the donation of $2.3 million in appreciated securities to a charitable foundation in the previous year. Other non-interest expense decreased $329 thousand, or 2.1%, compared to the same period in the previous year. This decrease was mainly due to lower professional fees, travel and entertainment expense and bank card fraud losses. These decreases were partly offset by higher directors fees and impairment losses on surplus branch sites.

Provision and Allowance for Loan Losses

	Three Months Ended
(In thousands)	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
Provision for loan losses	$10,396	$12,654	$11,128
Net loan charge-offs (recoveries):
Commercial:
Business	(14)	768	97
Real estate-construction and land	(36)	(87)	(535)
Real estate-business	(205)	(48)	(39)
Commercial net loan charge-offs (recoveries)	(255)	633	(477)
Personal Banking:
Real estate-personal	57	(56)	19
Consumer	2,528	2,184	2,096
Revolving home equity	56	93	7
Consumer credit card	7,566	7,724	7,148
Overdrafts	444	376	435
Personal banking net loan charge-offs	10,651	10,321	9,705
Total net loan charge-offs	$10,396	$10,954	$9,228

	Three Months Ended
	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	—%	.06%	.01%
Real estate-construction and land	(.02)	(.04)	(.26)
Real estate-business	(.03)	(.01)	(.01)
Commercial net loan charge-offs (recoveries)	(.01)	.03	(.02)
Personal Banking:
Real estate-personal	.01	(.01)	—
Consumer	.49	.41	.43
Revolving home equity	.06	.09	.01
Consumer credit card	4.05	4.05	3.88
Overdrafts	38.91	28.17	42.15
Personal banking net loan charge-offs	.82	.77	.77
Total annualized net loan charge-offs	.30%	.32%	.28%
* as a percentage of average loans (excluding loans held for sale)

The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of a specific allowance component based on certain individually evaluated loans and a general component based on estimates of allowances for pools of loans. The Company's policies and processes for determining the allowance for loan losses are discussed in Note 1 to the consolidated financial statements and in the Allowance for Loan Losses discussion in Item 7 of the 2017 Annual Report on Form 10-K.

Net loan charge-offs in the first quarter of 2018 amounted to $10.4 million, compared with $11.0 million in the prior quarter and $9.2 million in the first quarter of last year. During the first quarter of 2018, the Company recorded net recoveries on commercial loans of $255 thousand, compared to net loan charge-offs of $633 thousand in the prior quarter. Additionally, net loan charge-offs on consumer credit card loans declined $158 thousand in the first quarter of 2018 compared to the fourth quarter of 2017. These decreases in net loan charge-offs were partially offset by $344 thousand of higher net loan charge-offs on consumer loans in the first quarter of 2018 compared to the prior quarter.

Compared to the same quarter in 2017, the Company recorded higher net charge-offs on consumer and consumer credit card loans of $432 thousand and $418 thousand, respectively. Net recoveries on construction loans were $535 thousand in the first quarter of 2017, compared to $36 thousand in the current quarter. These increases were partially offset by lower net charge-offs on business and business real estate loans.

For the three months ended March 31, 2018, annualized net charge-offs on average consumer credit card loans totaled 4.05%, unchanged from the previous quarter, and were 3.88% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .49%, compared to .41% in the prior quarter and .43% in the same period last year.  Annualized net charge-offs on personal real estate loans also remained low this quarter.  In the first quarter of 2018, total annualized net loan charge-offs were .30%, compared to .32% in the previous quarter and .28% in the same period last year.

In the current quarter, the provision for loan losses totaled $10.4 million, a $2.3 million decrease from $12.7 million in the prior quarter. The provision for loan losses in the current quarter matched net loan charge-offs, whereas the provision for loan losses in the previous quarter exceeded net loan charge-offs by $1.7 million. During the first quarter of 2017, the provision for loan losses totaled $11.1 million and exceeded net loan charge-offs by $1.9 million.

At March 31, 2018, the allowance for loan losses amounted to $159.5 million and was 1.15% of total loans. At December 31, 2017, the allowance for loan losses amounted to $159.5 million and was 1.14% of total loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2018.

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

(Dollars in thousands)	March 31, 2018	December 31, 2017
Non-accrual loans	$10,277	$11,983
Foreclosed real estate	1,300	681
Total non-performing assets	$11,577	$12,664
Non-performing assets as a percentage of total loans	.08%	.09%
Non-performing assets as a percentage of total assets	.05%	.05%
Total loans past due 90 days and still accruing interest	$14,928	$18,127

Non-accrual loans, which are also classified as impaired, totaled $10.3 million at March 31, 2018, and decreased $1.7 million from balances at December 31, 2017. The decrease occurred mainly in consumer and business loans, which decreased $834 thousand and $390 thousand, respectively. At March 31, 2018, non-accrual loans were comprised mainly of business (54.1%), business real estate (24.8%), and personal real estate (21.1%) loans. Foreclosed real estate totaled $1.3 million at March 31, 2018, an increase of $619 thousand when compared to December 31, 2017. Total loans past due 90 days or more and still accruing interest were $14.9 million as of March 31, 2018, a decrease of $3.2 million when compared to December 31, 2017. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $196.6 million at March 31, 2018 compared with $213.4 million at December 31, 2017, resulting in a decrease of $16.8 million, or 7.9%.

(In thousands)	March 31, 2018	December 31, 2017
Potential problem loans:
Business	$149,736	$153,417
Real estate – construction and land	2,309	2,702
Real estate – business	39,039	51,134
Real estate – personal	5,473	6,121
Total potential problem loans	$196,557	$213,374

At March 31, 2018, the Company had $100.9 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $77.9 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.7% of total loans outstanding at March 31, 2018. The largest component of construction and land loans was commercial construction, which decreased $24.9 million during the three months ended March 31, 2018. At March 31, 2018, multi-family residential construction loans totaled approximately $248.5 million, or 35.9% of the commercial construction loan portfolio, compared to $252.8 million, or 35.2%, at December 31, 2017.

(Dollars in thousands)	March 31, 2018	% of Total	% of Total Loans	December 31, 2017	% of Total	% of Total Loans
Residential land and land development	$75,254	8.0%	.5%	$81,859	8.5%	.6%
Residential construction	116,249	12.5	.9	121,138	12.5	.9
Commercial land and land development	48,080	5.2	.3	48,474	5.0	.3
Commercial construction	692,475	74.3	5.0	717,349	74.0	5.1
Total real estate - construction and land loans	$932,058	100.0%	6.7%	$968,820	100.0%	6.9%

Real Estate – Business Loans
Total business real estate loans were $2.7 billion at March 31, 2018 and comprised 19.6% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2018, 38.2% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	March 31, 2018	% of Total	% of Total Loans	December 31, 2017	% of Total	% of Total Loans
Owner-occupied	$1,042,045	38.2%	7.5%	$1,010,786	37.5%	7.2%
Office	366,304	13.4	2.6	373,301	13.8	2.7
Retail	306,394	11.2	2.3	338,937	12.6	2.4
Multi-family	332,801	12.2	2.4	298,605	11.1	2.1
Hotels	186,924	6.9	1.3	181,704	6.7	1.3
Farm	158,864	5.8	1.1	161,972	6.0	1.2
Industrial	70,759	2.7	.5	73,078	2.7	.5
Other	260,493	9.6	1.9	259,069	9.6	1.9
Total real estate - business loans	$2,724,584	100.0%	19.6%	$2,697,452	100.0%	19.3%

Real Estate – Personal Loans
The Company's $2.1 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 47, recent loss rates have remained low, and at March 31, 2018, loans past due over 30 days decreased $2.7 million and non-accrual loans decreased $292 thousand compared to December 31, 2017. Also, as shown in Note 2, only 3.0% of this portfolio has FICO scores of less than 660. Approximately $29.4 million, or 1.4%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At March 31, 2018, loans with no mortgage insurance and an original LTV higher than 80% totaled $189.5 million compared to $183.6 million at December 31, 2017.

Revolving Home Equity Loans
The Company had $382.8 million in revolving home equity loans at March 31, 2018 that were generally collateralized by residential real estate. Most of these loans (92.9%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2018, the outstanding principal of loans with an original LTV higher than 80% was $48.8 million, or 12.8% of the portfolio, compared to $51.3 million as of December 31, 2017. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $3.5 million at March 31, 2018 compared to $3.2 million at December 31, 2017.  The weighted average FICO score for the total current portfolio balance is 792. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2018 through 2020, approximately 15% of the Company's current outstanding balances are expected to mature. Of these balances, approximately

92% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Outstanding balances for auto loans were $992.6 million and $1.0 billion at March 31, 2018 and December 31, 2017, respectively. The balances over 30 days past due amounted to $12.3 million at March 31, 2018 compared to $18.4 million at the end of 2017, and comprised 1.2% and 1.8% of the outstanding balances of these loans at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018, $100.8 million of new auto loans were originated, compared to $464.3 million during the full year of 2017.  At March 31, 2018, the automobile loan portfolio had a weighted average FICO score of 752.

Outstanding balances for motorcycle loans were $121.3 million at March 31, 2018, compared to $129.5 million at December 31, 2017. The balances over 30 days past due amounted to $1.8 million and $2.5 million at March 31, 2018 and December 31, 2017, respectively, and comprised 1.5% of the outstanding balance of these loans at March 31, 2018, compared to 1.9% at December 31, 2017. During the first three months of 2018, new motorcycle loan originations totaled $5.2 million compared to $55.3 million during the full year of 2017.

The Company's balance of marine and RV loans totaled $66.3 million at March 31, 2018, compared to $71.8 million at December 31, 2017, and the balances over 30 days past due amounted to $2.6 million at both March 31, 2018 and December 31, 2017. The net charge-offs on marine and RV loans increased slightly from $164 thousand in the first three months of 2017 to $198 thousand in the first three months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2018 of $752.7 million in consumer credit card loans outstanding, approximately $165.4 million, or 21%, carried a low promotional rate. Within the next six months, $53.1 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $112.3 million at March 31, 2018, as shown in the table below.

(In thousands)	March 31, 2018	December 31, 2017	Unfunded commitments at March 31, 2018
Extraction	$78,381	$86,040	$41,941
Mid-stream shipping and storage	4,600	9,310	56,827
Downstream distribution and refining	18,011	25,329	35,644
Support activities	11,352	13,811	24,351
Total energy lending portfolio	$112,344	$134,490	$158,763

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $852.3 million at March 31, 2018, compared to $1.1 billion at December 31, 2017. Additional unfunded commitments at March 31, 2018 totaled $1.2 billion.

Income Taxes
Income tax expense was $23.3 million in the first quarter of 2018, compared to $20.1 million in the fourth quarter of 2017 and $24.9 million in the first quarter of 2017. The Company's effective tax rate, including the effect of non-controlling interest, was 18.7% in the first quarter of 2018, compared to 17.6% in the fourth quarter of 2017 and 25.8% in the first quarter of 2017. The effective tax rate in the fourth quarter of 2017 was impacted by the enactment of new federal tax reform legislation and the required revaluation of deferred tax assets and liabilities, in addition to a large contribution of appreciated securities to a charitable foundation during that period. Beginning in 2018, the new legislation lowered the federal tax rate from 35% to 21%, which resulted in the lower effective tax rate in the first quarter of 2018. The effective tax rate in the first quarter is also typically lower than in other quarters due to the recognition of share-based excess tax benefits as a reduction to income tax expense. These benefits result from transactions relating to equity award vesting, most of which occur in the first quarter of each year.

Financial Condition

Balance Sheet
Total assets of the Company were $24.6 billion at March 31, 2018 and $24.8 billion at December 31, 2017. Earning assets (excluding the allowance for loan losses and fair value adjustments on debt securities) amounted to $23.5 billion at March 31, 2018 and $23.7 billion at December 31, 2017, and consisted of 59% in loans and 37% in investment securities.

During the first quarter of 2018, average loans totaled $13.9 billion, up 3.6% annualized over the prior quarter, and grew $391.8 million, or 2.9%, over the same period last year. Compared to the previous quarter, average business and business real estate loans grew $116.2 million and $13.5 million, respectively. Personal real estate loans also increased $17.4 million, while consumer loans declined $28.6 million this quarter. Construction loans increased slightly but were constrained as a result of some larger principal pay downs. The growth in business loans was mainly the result of higher seasonal agribusiness lending activities and growth in both leasing and tax-free lending, but was partially offset by several seasonal loan pay downs on outstanding lines of credit. The decrease in consumer loans was mainly due to a decline in auto, marine/RV and home equity lending totaling $29.5 million, but was partially offset by growth of $13.5 million in patient health care loans. During the current quarter, the Company sold certain fixed rate personal real estate loans totaling $47.8 million, compared to $48.0 million in the prior quarter.

During the first quarter of 2018, total average available for sale debt securities decreased $431.6 million from the previous quarter to $8.5 billion, at fair value. The decline in investment securities was mainly the result of lower average balances of most investment categories, as maturities and pay downs of investment securities were generally reinvested in new loans. Also, municipal securities totaling $148.4 million were sold at a small gain in response to recent changes in tax rules. Purchases of securities during the quarter totaled $318.1 million and were offset by sales, maturities and pay downs of $505.8 million. At March 31, 2018, the duration of the investment portfolio was 3.1 years, and maturities and pay downs of approximately $1.3 billion are expected to occur during the next 12 months.

Total average deposits decreased $98.6 million, or 2.0% annualized, this quarter compared to the previous quarter. The decrease in average deposits resulted mainly from a decline in business demand (decrease of $493.5 million), but was partly offset by growth in money market accounts (increase of $266.7 million), interest checking (increase of $54.9 million), and other demand balances (increase of $61.1 million). The decline in business demand was partly offset by growth in commercial interest checking accounts of $254.7 million as certain commercial customer accounts were moved to interest bearing account types. Compared to the previous quarter, total average consumer deposits increased $116.3 million, while commercial and private banking deposits declined by $193.7 million and $10.8 million, respectively. The average loans to deposits ratio was 69.1% in the current quarter and 68.2% in the prior quarter. The Company’s average borrowings totaled $1.6 billion in the current quarter, a decline of $105.4 million from the prior quarter’s balance.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2018	March 31, 2017	December 31, 2017
Liquid assets:
Available for sale debt securities	$8,432,180	$9,618,109	$8,725,442
Federal funds sold	17,000	2,205	42,775
Long-term securities purchased under agreements to resell	700,000	725,000	700,000
Balances at the Federal Reserve Bank	134,697	120,234	30,631
Total	$9,283,877	$10,465,548	$9,498,848

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $17.0 million as of March 31, 2018. Long-term resale agreements, maturing through 2021, totaled $700.0 million at March 31, 2018. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $712.2 million in fair value at March 31, 2018. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $134.7 million at March 31, 2018. The fair value of the available for sale debt portfolio was $8.4 billion at March 31, 2018 and included an unrealized net loss in fair value of $88.2 million. The total net unrealized loss included net losses of $65.7 million on mortgage-backed and asset-backed securities, $9.9 million on U.S. government and federal agency obligations, $4.7 million on government-sponsored enterprise obligations, and $7.3 million on other debt securities.

Approximately $1.3 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2018	March 31, 2017	December 31, 2017
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$81,419	$108,240	$84,946
FHLB borrowings and letters of credit	12,247	16,743	13,332
Securities sold under agreements to repurchase *	1,719,583	1,726,909	2,001,401
Other deposits and swaps	1,856,778	1,902,925	1,679,024
Total pledged securities	3,670,027	3,754,817	3,778,703
Unpledged and available for pledging	3,332,768	4,071,649	3,346,826
Ineligible for pledging	1,429,385	1,791,643	1,599,913
Total available for sale debt securities, at fair value	$8,432,180	$9,618,109	$8,725,442
* Includes securities pledged for collateral swaps, as discussed in Note 11 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2018, such deposits totaled $18.8 billion and represented 91.4% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.1 billion at March 31, 2018. These accounts are normally considered more volatile and higher costing and comprised 5.6% of total deposits at March 31, 2018.

(In thousands)	March 31, 2018	March 31, 2017	December 31, 2017
Core deposit base:
Non-interest bearing	$6,953,430	$7,237,815	$7,158,962
Interest checking	1,447,556	1,146,600	1,533,904
Savings and money market	10,380,582	10,292,478	9,965,716
Total	$18,781,568	$18,676,893	$18,658,582

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	March 31, 2018	March 31, 2017	December 31, 2017
Borrowings:
Federal funds purchased	$104,940	$340,195	$202,370
Securities sold under agreements to repurchase	1,027,389	980,954	1,304,768
FHLB advances	—	100,000	—
Other debt	9,214	1,975	1,758
Total	$1,141,543	$1,423,124	$1,508,896

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.0 billion, which generally mature overnight.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2018.

	March 31, 2018
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,510,662	$1,360,426	$3,871,088
Advances outstanding	—	—	—
Letters of credit issued	(290,835)	—	(290,835)
Available for future advances	$2,219,827	$1,360,426	$3,580,253

In addition to those mentioned above, several other sources of liquidity are available. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed corporate debt. The Company receives strong outside rankings from both Standard & Poor's and Moody's on both the consolidated company level and its subsidiary bank, Commerce Bank, which would support future financing efforts, should the need arise. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Rating outlook	Stable	Stable
Preferred stock	BBB-	Baa1
Commerce Bank
Issuer rating	A	A2
Rating outlook	Stable	Stable
Baseline credit assessment		a1
Short-term rating	A-1	P-1

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $60.6 million during the first three months of 2018, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $144.0 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $283.4 million. Activity in the investment securities portfolio provided cash of $208.8 million from sales, maturities and pay downs (net of purchases). Financing activities used cash of $366.8 million, largely resulting from a decrease of $374.8 million in federal funds purchased and securities sold under agreements to repurchase and dividend payments of $27.4 million on common and preferred stock. A net increase in deposit balances provided cash of $45.0 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2018 and December 31, 2017, as shown in the following table.

(Dollars in thousands)	March 31, 2018	December 31, 2017	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$18,946,663	$19,149,949
Tier I common risk-based capital	2,512,119	2,422,480
Tier I risk-based capital	2,656,903	2,567,264
Total risk-based capital	2,817,510	2,747,863
Tier I common risk-based capital ratio	13.26%	12.65%	7.00%	6.50%
Tier I risk-based capital ratio	14.02%	13.41%	8.50%	8.00%
Total risk-based capital ratio	14.87%	14.35%	10.50%	10.00%
Tier I leverage ratio	10.83%	10.39%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market. The Company purchased 290,684 shares at an average price of $58.71 during the three months ended March 31, 2018, which were related to both open market purchases and stock-based compensation transactions. At March 31, 2018, 3,152,839 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.235 per share cash dividend on its common stock in the first quarter in 2018, which was a 9.8% increase compared to its 2017 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2018 totaled $10.8 billion (including approximately $5.2 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $389.6 million and $6.8 million, respectively, at March 31, 2018. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.3 million at March 31, 2018.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first three months of 2018, purchases and sales of tax credits amounted to $21.3 million and $22.5 million, respectively. Fees from sales of tax credits were $1.2 million for the first quarters of both 2018 and 2017. At March 31, 2018, the Company expected to fund outstanding purchase commitments of $102.7 million during the remainder of 2018.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2018 and 2017.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2018
Net interest income	$71,437	$82,095	$11,445	$164,977	$27,915	$192,892
Provision for loan losses	(10,515)	180	(64)	(10,399)	3	(10,396)
Non-interest income	30,216	49,211	42,101	121,528	(1,838)	119,690
Investment securities gains, net	—	—	—	—	5,410	5,410
Non-interest expense	(70,171)	(72,798)	(31,859)	(174,828)	(7,449)	(182,277)
Income before income taxes	$20,967	$58,688	$21,623	$101,278	$24,041	$125,319
Three Months Ended March 31, 2017
Net interest income	$67,354	$79,870	$11,844	$159,068	$19,205	$178,273
Provision for loan losses	(9,662)	513	(23)	(9,172)	(1,956)	(11,128)
Non-interest income	27,163	44,910	37,706	109,779	(166)	109,613
Investment securities losses, net	—	—	—	—	(772)	(772)
Non-interest expense	(67,417)	(70,365)	(30,319)	(168,101)	(11,276)	(179,377)
Income before income taxes	$17,438	$54,928	$19,208	$91,574	$5,035	$96,609
Increase in income before income taxes:
Amount	$3,529	$3,760	$2,415	$9,704	$19,006	$28,710
Percent	20.2%	6.8%	12.6%	10.6%	377.5%	29.7%

Consumer
For the three months ended March 31, 2018, income before income taxes for the Consumer segment increased $3.5 million, or 20.2%, compared to the first three months of 2017. This increase in income before taxes was mainly due to growth in net interest income of $4.1 million, or 6.1%, and non-interest income of $3.1 million, or 11.2%. These increases to income were partly offset by higher non-interest expense of $2.8 million, or 4.1%, and an increase in the provision for loan losses of $853 thousand, or 8.8%. Net interest income increased due to a $2.7 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and growth of $1.5 million in loan interest income. Non-interest income increased mainly due to growth in debit card fees, mortgage banking revenue and deposit fees (mainly deposit account service fees and overdraft and return item fees). Non-interest expense increased over the same period in the previous year due to higher allocated servicing and support costs, mainly marketing, online banking and information technology. The provision for loan losses totaled $10.5 million, an $853 thousand increase over the first three months of 2017, which was mainly due to higher consumer loan and consumer credit card loan net charge-offs.

Commercial
For the three months ended March 31, 2018, income before income taxes for the Commercial segment increased $3.8 million, or 6.8%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and non-interest income. These increases to income were partly offset by higher non-interest expense and an increase in the provision for loan losses. Net interest income increased $2.2 million, or 2.8%, due to an increase in loan interest income, partly offset by a decline in net allocated funding credits and higher interest expense on deposits and customer repurchase agreements. Non-interest income increased $4.3 million, or 9.6%, over the previous year due to higher corporate card fees, swap fees, and deposit account fees (mainly corporate cash management fees). These increases were partly offset by lower gains on sales of leased assets to customers upon lease termination. Non-interest expense increased $2.4 million, or 3.5%, mainly due to increases in allocated service and support costs (mainly deposit operations, marketing, information technology and corporate management fees). The provision for loan losses increased $333 thousand over the same period last year, due to lower net recoveries on business and construction loans. These increases were partly offset by lower net charge-offs on commercial card loans and higher net recoveries on business real estate loans.

Wealth
Wealth segment pre-tax profitability for the three months ended March 31, 2018 increased $2.4 million, or 12.6%, over the same period in the previous year. Net interest income decreased $399 thousand, or 3.4%, mainly due to a decline in net allocated funding credits, partly offset by an increase in loan interest income. Non-interest income increased $4.4 million, or 11.7%, over the prior year largely due to higher private client and institutional trust fees. Non-interest expense increased $1.5 million, or 5.1%, mainly due to higher salary and benefit costs, trust losses, and allocated support and corporate management fee costs, partly offset by lower professional fees expense. The provision for loan losses increased $41 thousand, mainly due to higher personal real estate loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $19.0 million. This increase was mainly due to higher unallocated net interest income of $8.7 million and lower non-interest expense of $3.8 million, partly offset by lower non-interest income of $1.7 million. Unallocated securities gains were $5.4 million in the first three months of 2018 compared to losses of $772 thousand in 2017. Also, the unallocated loan loss provision decreased $2.0 million, as the provision was $1.9 million in excess of charge-offs in the first three months of 2017, while the provision equaled charge-offs during the first three months of 2018.

Impact of Recently Issued Accounting Standards

Derivatives The FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities", in August 2017. The ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These improvements allow the hedging of risk components, ease restrictions on the measurement of the change in fair value of the hedged item, aligns the recognition and presentation of the effects of the hedging instrument and the hedged item, and otherwise simplify hedge accounting guidance. The amendments are effective January 1, 2019 but may be adopted early in any interim period. The Company adopted the ASU on January 1, 2018, but as the Company does not currently apply hedge accounting, the Company's consolidated financial statements were not affected by the adoption. The hedging improvements in the new guidance will be considered in the development of risk management strategies in the future.

Revenue from Contracts with Customers The FASB issued ASU 2014-09, "Revenue from Contracts with Customers", in May 2014, which has been followed by additional clarifying guidance on specified implementation issues. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance was adopted on January 1, 2018 under the full retrospective method with a restatement of prior periods. The impact of the adoption and required disclosures are discussed in Note 13 to the consolidated financial statements.

Liabilities The FASB issued ASU 2016-04, "Recognition of Breakage for Certain Prepaid Stored-Value Products", in March 2016, in order to address current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. Such products include prepaid gift cards issued on a specific payment network and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler's checks. The amendments require that the portion of the dollar value of prepaid stored-value products that is ultimately unredeemed (that is, the breakage) be accounted for consistent with the breakage guidance for stored-value product transactions provided in ASC Topic 606 - Revenue from Contracts with Customers. These amendments were effective for interim and annual periods beginning January 1, 2018 and did not have a significant effect on the Company's consolidated financial statements.

Income Taxes The FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory", in October 2016. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments require the recognition of income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. This change removes the current exception to the principal of comprehensive recognition of current and deferred income taxes in GAAP (except for inventory). These amendments were effective for reporting periods beginning January 1, 2018 and did not have a significant effect on the Company's consolidated financial statements.

Financial Instruments The FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", in January 2016. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee. The amendments also require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments were adopted on January 1, 2018 and are further discussed in Notes 3 and 15 to the consolidated financial statements.

Statement of Cash Flows The FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments", in August 2016. The ASU addresses the presentation and classification in the Statement of Cash Flows of several specific cash flow issues. These include cash payments for debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, distributions received from equity method investees, and separately identifiable cash flows and application of the predominance principle. The amendments were effective January 1, 2018 and did not have a significant effect on the Company's consolidated financial statements.

The FASB issued ASU 2016-18, "Restricted Cash", in November 2016. The ASU requires that amounts described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and end of period amounts shown on the statement of cash flows. Disclosures are to be provided on the amounts reported as restricted and the nature of the restrictions on cash and cash equivalents. The amendments, which were applied on a retrospective basis, were effective January 1, 2018 and did not have a significant effect on the Company's consolidated financial statements.

Retirement Benefits The FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", in March 2017. Under current guidance, the different components comprising net benefit cost are aggregated for reporting in the financial statements. Because these components are heterogeneous, the current presentation reduces the transparency and usefulness of the financial statements. The ASU requires that an employer report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented separately from the servicing cost component. Only service cost is eligible for capitalization when applicable. The amendments were effective January 1, 2018 and as noted in Note 6 to the consolidated financial statements, did not have a significant effect on the Company's consolidated financial statements.

Leases In February 2016, the FASB issued ASU 2016-02, "Leases", in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The amendments in the ASU are effective for interim and annual periods beginning January 1, 2019. The Company is the lessee in approximately 200 lease agreements that are subject to this ASU. The Company has formed a working group to assess the changes required and is working with its current software vendor to implement a new module in its existing lease software to comply with the new accounting requirements. The Company has performed a review of the preliminary module and plans to have the fully updated module installed in June 2018. The Company has identified the additional data needed for leases already in the existing system and is in the early stages of aggregating potential embedded leases.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2018 and 2017

	First Quarter 2018			First Quarter 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,934,621	$42,295	3.48%	$4,906,672	$36,586	3.02%
Real estate — construction and land	951,930	11,014	4.69	828,017	7,870	3.85
Real estate — business	2,733,812	27,384	4.06	2,645,531	23,696	3.63
Real estate — personal	2,062,083	19,342	3.80	2,012,456	18,573	3.74
Consumer	2,072,168	21,732	4.25	1,974,894	18,931	3.89
Revolving home equity	392,727	4,119	4.25	405,432	3,642	3.64
Consumer credit card	757,692	22,539	12.06	747,783	21,503	11.66
Overdrafts	4,628	—	—	4,185	—	—
Total loans	13,909,661	148,425	4.33	13,524,970	130,801	3.92
Loans held for sale	19,115	304	6.45	11,972	196	6.64
Investment securities:
U.S. government and federal agency obligations	916,655	4,788	2.12	913,474	4,714	2.09
Government-sponsored enterprise obligations	405,681	1,836	1.84	450,489	1,759	1.58
State and municipal obligations(A)	1,513,243	11,406	3.06	1,783,103	16,067	3.65
Mortgage-backed securities	3,925,904	25,395	2.62	3,760,294	22,098	2.38
Asset-backed securities	1,469,488	7,643	2.11	2,359,644	9,480	1.63
Other debt securities	341,821	2,232	2.65	327,006	2,066	2.56
Trading debt securities(A)	21,966	148	2.73	25,165	172	2.77
Equity securities(A)	50,507	454	3.64	56,122	552	3.99
Other securities(A)	100,993	1,676	6.73	98,458	4,928	20.30
Total investment securities	8,746,258	55,578	2.58	9,773,755	61,836	2.57
Federal funds sold and short-term securities
purchased under agreements to resell	44,339	180	1.65	9,887	23.94
Long-term securities purchased
under agreements to resell	700,000	4,114	2.38	725,001	3,793	2.12
Interest earning deposits with banks	273,977	1,140	1.69	207,845	397.77
Total interest earning assets	23,693,350	209,741	3.59	24,253,430	197,046	3.29
Allowance for loan losses	(158,779)			(155,328)
Unrealized gain (loss) on debt securities	(43,238)			14,783
Cash and due from banks	363,520			376,465
Land, buildings and equipment, net	344,952			345,929
Other assets	436,728			417,008
Total assets	$24,636,533			$25,252,287
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$838,900	245.12		$795,695	246.13
Interest checking and money market	10,737,829	5,344.20		10,603,988	3,644.14
Time open & C.D.'s of less than $100,000	625,319	662.43		705,135	644.37
Time open & C.D.'s of $100,000 and over	1,134,194	2,839	1.02	1,671,125	2,763.67
Total interest bearing deposits	13,336,242	9,090.28		13,775,943	7,297.21
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,560,573	4,001	1.04	1,356,316	1,539.46
Other borrowings	1,913	12	2.54	102,011	888	3.53
Total borrowings	1,562,486	4,013	1.04	1,458,327	2,427.67
Total interest bearing liabilities	14,898,728	13,103.36%		15,234,270	9,724.26%
Non-interest bearing deposits	6,824,700			7,246,698
Other liabilities	198,398			234,144
Equity	2,714,707			2,537,175
Total liabilities and equity	$24,636,533			$25,252,287
Net interest margin (T/E)		$196,638			$187,322
Net yield on interest earning assets			3.37%			3.13%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21% in 2018 and 35% in prior periods.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest income sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2017 Annual Report on Form 10-K.

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

Simulation A	March 31, 2018			December 31, 2017
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(2.3)	(.30)%	$(329.7)	$3.4	.45%	$(346.2)
200 basis points rising	1.9	.23	(230.4)	6.2	.82	(241.8)
100 basis points rising	3.0	.38	(121.5)	4.9	.65	(124.3)

Simulation B	March 31, 2018			December 31, 2017
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(23.3)	(3.01)%	$(966.1)	$(18.0)	(2.36)%	$(1,060.3)
200 basis points rising	(16.7)	(2.15)	(867.1)	(12.3)	(1.62)	(956.9)
100 basis points rising	(13.0)	(1.68)	(759.1)	(10.7)	(1.40)	(841.5)

The difference in these two simulations is the degree in which deposits are modeled to decline as noted in the above table.  Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $3.0 million, while a gradual increase in rates of 200 basis points would increase net interest income by $1.9 million.  An increase in rates of 300 basis points would result in a decrease in net interest income of $2.3 million. The change in net interest income from the base calculation at March 31, 2018 was lower than projections made at December 31, 2017 largely due to higher rates on and balances of deposit accounts, which increased interest expense and lowered net interest income projections for the first quarter of 2018 compared to the prior quarter. In addition, the Company's investment portfolio is projected to produce less interest income, as a combination of lower investment securities balances and fewer variable rate securities at March 31, 2018 results in the portfolio being less rate sensitive in a rising rate environment.
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
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 under Note 16, Legal and Regulatory Proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 — 31, 2018	62,707	$58.72	62,707	3,380,816
February 1 — 28, 2018	31,736	$56.92	31,736	3,349,080
March 1 — 31, 2018	196,241	$59.00	196,241	3,152,839
Total	290,684	$58.71	290,684	3,152,839

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 3,152,839 shares remained available for purchase at March 31, 2018.

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

Date: May 7, 2018

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 7, 2018