Form 10-Q
period 2018-06-30
COMMERCE BANCSHARES INC /MO/
filed 2018-08-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 1, 2018, the registrant had outstanding 106,616,850 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
ASSETS
Loans	$13,954,111	$13,983,674
Allowance for loan losses	(159,532)	(159,532)
Net loans	13,794,579	13,824,142
Loans held for sale (including $10,750,000 and $15,327,000 of residential mortgage loans carried at fair value at June 30, 2018 and December 31, 2017, respectively)	20,352	21,398
Investment securities:
Available for sale debt ($557,698,000 and $662,515,000 pledged at June 30, 2018 and
December 31, 2017, respectively, to secure swap and repurchase agreements)	8,412,376	8,725,442
Trading debt	31,156	18,269
Equity	4,444	50,591
Other	112,309	99,005
Total investment securities	8,560,285	8,893,307
Federal funds sold and short-term securities purchased under agreements to resell	31,500	42,775
Long-term securities purchased under agreements to resell	700,000	700,000
Interest earning deposits with banks	114,947	30,631
Cash and due from banks	386,339	438,439
Land, buildings and equipment, net	331,782	335,110
Goodwill	138,921	138,921
Other intangible assets, net	8,083	7,618
Other assets	437,954	401,074
Total assets	$24,524,742	$24,833,415
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,876,756	$7,158,962
Savings, interest checking and money market	11,761,832	11,499,620
Time open and C.D.'s of less than $100,000	603,629	634,646
Time open and C.D.'s of $100,000 and over	1,079,340	1,132,218
Total deposits	20,321,557	20,425,446
Federal funds purchased and securities sold under agreements to repurchase	1,166,759	1,507,138
Other borrowings	9,291	1,758
Other liabilities	255,752	180,889
Total liabilities	21,753,359	22,115,231
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 107,081,397 shares	535,407	535,407
Capital surplus	1,804,057	1,815,360
Retained earnings	408,374	221,374
Treasury stock of 275,577 shares at June 30, 2018
and 276,968 shares at December 31, 2017, at cost	(15,854)	(14,473)
Accumulated other comprehensive income (loss)	(108,781)	14,108
Total Commerce Bancshares, Inc. stockholders' equity	2,767,987	2,716,560
Non-controlling interest	3,396	1,624
Total equity	2,771,383	2,718,184
Total liabilities and equity	$24,524,742	$24,833,415
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2018	2017	2018	2017
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$154,135	$134,273	$301,150	$262,596
Interest and fees on loans held for sale	372	263	676	459
Interest on investment securities	65,564	54,975	118,806	110,240
Interest on federal funds sold and short-term securities purchased under
agreements to resell	177	37	357	60
Interest on long-term securities purchased under agreements to resell	3,785	3,684	7,899	7,477
Interest on deposits with banks	1,590	362	2,730	759
Total interest income	225,623	193,594	431,618	381,591
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	6,519	4,342	12,108	8,232
Time open and C.D.'s of less than $100,000	694	674	1,356	1,318
Time open and C.D.'s of $100,000 and over	3,483	2,822	6,322	5,585
Interest on federal funds purchased and securities sold under
agreements to repurchase	3,956	2,038	7,957	3,577
Interest on other borrowings	12	911	24	1,799
Total interest expense	14,664	10,787	27,767	20,511
Net interest income	210,959	182,807	403,851	361,080
Provision for loan losses	10,043	10,758	20,439	21,886
Net interest income after provision for loan losses	200,916	172,049	383,412	339,194
NON-INTEREST INCOME
Bank card transaction fees	43,215	37,295	84,668	73,046
Trust fees	37,036	33,120	73,098	65,134
Deposit account charges and other fees	23,893	22,861	46,875	44,803
Capital market fees	1,992	2,156	4,283	4,498
Consumer brokerage services	3,971	3,726	7,739	7,375
Loan fees and sales	3,229	4,091	6,091	7,259
Other	11,514	12,131	21,786	22,878
Total non-interest income	124,850	115,380	244,540	224,993
INVESTMENT SECURITIES GAINS (LOSSES), NET	(3,075)	1,651	2,335	879
NON-INTEREST EXPENSE
Salaries and employee benefits	115,589	108,829	231,483	221,198
Net occupancy	11,118	11,430	22,702	22,873
Equipment	4,594	4,776	9,025	9,385
Supplies and communication	5,126	5,446	10,439	11,155
Data processing and software	21,016	20,035	41,706	39,940
Marketing	5,142	4,488	9,947	7,712
Deposit insurance	3,126	3,592	6,583	7,063
Community service	656	2,916	1,385	5,860
Other	15,493	15,378	30,867	31,081
Total non-interest expense	181,860	176,890	364,137	356,267
Income before income taxes	140,831	112,190	266,150	208,799
Less income taxes	29,507	33,201	52,765	58,108
Net income	111,324	78,989	213,385	150,691
Less non-controlling interest expense	994	29	2,071	227
Net income attributable to Commerce Bancshares, Inc.	110,330	78,960	211,314	150,464
Less preferred stock dividends	2,250	2,250	4,500	4,500
Net income available to common shareholders	$108,080	$76,710	$206,814	$145,964
Net income per common share — basic	$1.02	$.71	$1.94	$1.36
Net income per common share — diluted	$1.01	$.71	$1.93	$1.36
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
	(Unaudited)
Net income	$111,324	$78,989	$213,385	$150,691
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(123)	76	(78)	171
Net unrealized gains (losses) on other securities	(19,489)	11,241	(93,210)	30,243
Pension loss amortization	394	341	787	681
Other comprehensive income (loss)	(19,218)	11,658	(92,501)	31,095
Comprehensive income	92,106	90,647	120,884	181,786
Less non-controlling interest expense	994	29	2,071	227
Comprehensive income attributable to Commerce Bancshares, Inc.	$91,112	$90,618	$118,813	$181,559
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2017	$144,784	$535,407	$1,815,360	$221,374	$(14,473)	$14,108	$1,624	$2,718,184
Adoption of ASU 2018-02				(2,932)		2,932		—
Adoption of ASU 2016-01				33,320		(33,320)		—
Net income				211,314			2,071	213,385
Other comprehensive income (loss)						(92,501)		(92,501)
Distributions to non-controlling interest							(299)	(299)
Purchases of treasury stock					(19,069)			(19,069)
Issuance of stock under purchase and equity compensation plans			(17,697)		17,688			(9)
Stock-based compensation			6,394					6,394
Cash dividends on common stock ($.470 per share)				(50,202)				(50,202)
Cash dividends on preferred stock ($.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2018	$144,784	$535,407	$1,804,057	$408,374	$(15,854)	$(108,781)	$3,396	$2,771,383
Balance December 31, 2016	$144,784	$510,015	$1,552,454	$292,849	$(15,294)	$10,975	$5,349	$2,501,132
Adoption of ASU 2016-09			3,441	(2,144)				1,297
Net income				150,464			227	150,691
Other comprehensive income						31,095		31,095
Distributions to non-controlling interest							(1,252)	(1,252)
Purchases of treasury stock					(10,628)			(10,628)
Issuance of stock under purchase and equity compensation plans			(15,556)		15,549			(7)
Stock-based compensation			6,195					6,195
Cash dividends on common stock ($.429 per share)				(45,816)				(45,816)
Cash dividends on preferred stock ($.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2017	$144,784	$510,015	$1,546,534	$390,853	$(10,373)	$42,070	$4,324	$2,628,207
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2018	2017
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$213,385	$150,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,439	21,886
Provision for depreciation and amortization	19,180	19,890
Amortization of investment security premiums, net	11,679	17,827
Investment securities gains, net (A)	(2,335)	(879)
Net gains on sales of loans held for sale	(2,671)	(3,547)
Originations of loans held for sale	(89,183)	(96,943)
Proceeds from sales of loans held for sale	91,671	92,423
Net (increase) decrease in trading debt securities	(23,843)	6,097
Stock-based compensation	6,394	6,195
Increase in interest receivable	(1,717)	(428)
Decrease in interest payable	(601)	(692)
Increase in income taxes payable	25,721	1,483
Other changes, net	19,958	(6,939)
Net cash provided by operating activities	288,077	207,064
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	192,522	6,552
Proceeds from maturities/pay downs of investment securities (A)	812,970	910,411
Purchases of investment securities (A)	(748,707)	(625,931)
Net (increase) decrease in loans	7,978	(234,405)
Repayments of long-term securities purchased under agreements to resell	—	100,000
Purchases of land, buildings and equipment	(13,525)	(14,117)
Sales of land, buildings and equipment	1,667	2,527
Net cash provided by investing activities	252,905	145,037
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(27,222)	77,562
Net decrease in time open and C.D.'s	(83,895)	(157,367)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(340,379)	(467,461)
Repayment of long-term borrowings	(149)	(146)
Net increase in short-term borrowings	7,682	—
Purchases of treasury stock	(19,069)	(10,628)
Issuance of stock under equity compensation plans	(9)	(7)
Cash dividends paid on common stock	(50,202)	(45,816)
Cash dividends paid on preferred stock	(4,500)	(4,500)
Net cash used in financing activities	(517,743)	(608,363)
Increase (decrease) in cash, cash equivalents and restricted cash	23,239	(256,262)
Cash, cash equivalents and restricted cash at beginning of year	524,352	801,641
Cash, cash equivalents and restricted cash at June 30	$547,591	$545,379
(A) Available for sale debt securities, equity securities and other securities
Income tax payments, net	$24,969	$54,621
Interest paid on deposits and borrowings	$28,368	$21,203
Loans transferred to foreclosed real estate	$1,044	$461
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $14.8 million and $14.3 million at June 30, 2018 and 2017, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2017 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

•	ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which is discussed further in Note 6 - Pension.

•	ASU 2018-02, Reclassification for Certain Tax Effects from Accumulated Other Comprehensive Income, which is discussed further in Note 8 - Accumulated Other Comprehensive Income.

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held for investment loan portfolio at June 30, 2018 and December 31, 2017 are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Commercial:
Business	$4,990,298	$4,958,554
Real estate – construction and land	967,151	968,820
Real estate – business	2,727,580	2,697,452
Personal Banking:
Real estate – personal	2,102,586	2,062,787
Consumer	2,012,644	2,104,487
Revolving home equity	374,557	400,587
Consumer credit card	775,214	783,864
Overdrafts	4,081	7,123
Total loans	$13,954,111	$13,983,674

At June 30, 2018, loans of $3.7 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.7 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2018 and 2017, respectively, follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$93,065	$66,467	$159,532	$93,704	$65,828	$159,532
Provision	485	9,558	10,043	(409)	20,848	20,439
Deductions:
Loans charged off	362	13,323	13,685	728	26,688	27,416
Less recoveries on loans	663	2,979	3,642	1,284	5,693	6,977
Net loan charge-offs (recoveries)	(301)	10,344	10,043	(556)	20,995	20,439
Balance June 30, 2018	$93,851	$65,681	$159,532	$93,851	$65,681	$159,532
Balance at beginning of period	$92,951	$64,881	$157,832	$91,361	$64,571	$155,932
Provision	(111)	10,869	10,758	1,002	20,884	21,886
Deductions:
Loans charged off	531	13,415	13,946	1,077	25,745	26,822
Less recoveries on loans	430	2,758	3,188	1,453	5,383	6,836
Net loan charge-offs (recoveries)	101	10,657	10,758	(376)	20,362	19,986
Balance June 30, 2017	$92,739	$65,093	$157,832	$92,739	$65,093	$157,832

The following table shows the balance in the allowance for loan losses and the related loan balance at June 30, 2018 and December 31, 2017, disaggregated on the basis of impairment methodology. Impaired loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
June 30, 2018
Commercial	$2,631	$90,724	$91,220	$8,594,305
Personal Banking	919	18,172	64,762	5,250,910
Total	$3,550	$108,896	$155,982	$13,845,215
December 31, 2017
Commercial	$3,067	$92,613	$90,637	$8,532,213
Personal Banking	1,176	22,182	64,652	5,336,666
Total	$4,243	$114,795	$155,289	$13,868,879

Impaired loans
The table below shows the Company’s investment in impaired loans at June 30, 2018 and December 31, 2017. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 15.

(In thousands)	June 30, 2018	Dec. 31, 2017
Non-accrual loans	$9,472	$11,983
Restructured loans (accruing)	99,424	102,812
Total impaired loans	$108,896	$114,795

The following table provides additional information about impaired loans held by the Company at June 30, 2018 and December 31, 2017, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2018
With no related allowance recorded:
Business	$4,946	$8,936	$—
Real estate – business	1,210	1,300	—
	$6,156	$10,236	$—
With an allowance recorded:
Business	$70,871	$71,157	$2,090
Real estate – construction and land	1,342	1,346	39
Real estate – business	12,355	12,928	502
Real estate – personal	5,707	8,134	295
Consumer	5,464	5,464	52
Revolving home equity	114	114	11
Consumer credit card	6,887	6,887	561
	$102,740	$106,030	$3,550
Total	$108,896	$116,266	$3,550
December 31, 2017
With no related allowance recorded:
Business	$5,356	$9,000	$—
Real estate – business	1,299	1,303	—
Consumer	779	817	—
	$7,434	$11,120	$—
With an allowance recorded:
Business	$72,589	$73,168	$2,455
Real estate – construction and land	837	841	27
Real estate – business	12,532	13,071	585
Real estate – personal	9,126	11,914	532
Consumer	5,388	5,426	67
Revolving home equity	204	204	11
Consumer credit card	6,685	6,685	566
	$107,361	$111,309	$4,243
Total	$114,795	$122,429	$4,243

Total average impaired loans for the three and six month periods ended June 30, 2018 and 2017, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended June 30, 2018
Non-accrual loans	$7,676	$2,005	$9,681
Restructured loans (accruing)	81,832	17,122	98,954
Total	$89,508	$19,127	$108,635
For the six months ended June 30, 2018
Non-accrual loans	$8,097	$2,464	$10,561
Restructured loans (accruing)	80,552	17,943	98,495
Total	$88,649	$20,407	$109,056
For the three months ended June 30, 2017
Non-accrual loans	$9,867	$4,539	$14,406
Restructured loans (accruing)	34,765	15,780	50,545
Total	$44,632	$20,319	$64,951
For the six months ended June 30, 2017
Non-accrual loans	$10,238	$4,027	$14,265
Restructured loans (accruing)	33,333	15,991	49,324
Total	$43,571	$20,018	$63,589

The table below shows interest income recognized during the three and six month periods ended June 30, 2018 and 2017, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 15.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Interest income recognized on impaired loans:
Business	$821	$319	$1,641	$637
Real estate – construction and land	22	1	44	2
Real estate – business	147	88	294	175
Real estate – personal	52	36	103	71
Consumer	82	80	164	159
Revolving home equity	1	6	2	12
Consumer credit card	159	145	317	289
Total	$1,284	$675	$2,565	$1,345

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2018 and December 31, 2017.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2018
Commercial:
Business	$4,983,337	$1,404	$443	$5,114	$4,990,298
Real estate – construction and land	963,654	3,492	—	5	967,151
Real estate – business	2,718,888	6,227	—	2,465	2,727,580
Personal Banking:
Real estate – personal	2,092,350	7,155	1,193	1,888	2,102,586
Consumer	1,985,195	25,096	2,353	—	2,012,644
Revolving home equity	372,865	708	984	—	374,557
Consumer credit card	758,230	8,504	8,480	—	775,214
Overdrafts	3,731	350	—	—	4,081
Total	$13,878,250	$52,936	$13,453	$9,472	$13,954,111
December 31, 2017
Commercial:
Business	$4,949,148	$3,085	$374	$5,947	$4,958,554
Real estate – construction and land	967,321	1,473	21	5	968,820
Real estate – business	2,694,234	482	—	2,736	2,697,452
Personal Banking:
Real estate – personal	2,050,787	6,218	3,321	2,461	2,062,787
Consumer	2,067,025	32,674	3,954	834	2,104,487
Revolving home equity	397,349	1,962	1,276	—	400,587
Consumer credit card	764,568	10,115	9,181	—	783,864
Overdrafts	6,840	283	—	—	7,123
Total	$13,897,272	$56,292	$18,127	$11,983	$13,983,674

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
June 30, 2018
Pass	$4,771,613	$954,492	$2,648,144	$8,374,249
Special mention	58,771	10,501	33,791	103,063
Substandard	154,800	2,153	43,180	200,133
Non-accrual	5,114	5	2,465	7,584
Total	$4,990,298	$967,151	$2,727,580	$8,685,029
December 31, 2017
Pass	$4,740,013	$955,499	$2,593,005	$8,288,517
Special mention	59,177	10,614	50,577	120,368
Substandard	153,417	2,702	51,134	207,253
Non-accrual	5,947	5	2,736	8,688
Total	$4,958,554	$968,820	$2,697,452	$8,624,826

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $211.1 million at June 30, 2018 and $219.2 million at December 31, 2017. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $161.8 million at June 30, 2018 and $145.0 million at December 31, 2017. As the healthcare loans are guaranteed by the hospital, FICO scores are not considered relevant for this program. The personal real estate loans and consumer loans excluded below totaled less than 8% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2018 and December 31, 2017 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2018
FICO score:
Under 600	1.1%	3.2%	.8%	4.6%
600 - 659	2.0	5.1	1.6	14.1
660 - 719	10.0	18.0	9.2	35.3
720 - 779	23.6	23.6	22.1	26.4
780 and over	63.3	50.1	66.3	19.6
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2017
FICO score:
Under 600	1.3%	3.3%	1.1%	4.7%
600 - 659	2.1	5.5	1.7	14.4
660 - 719	10.5	17.3	9.5	34.4
720 - 779	25.6	26.8	21.4	26.0
780 and over	60.5	47.1	66.3	20.5
Total	100.0%	100.0%	100.0%	100.0%

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

(In thousands)	June 30, 2018	December 31, 2017
Accruing loans:
Non-market interest rates	$86,906	$88,588
Assistance programs	6,887	6,685
Bankruptcy non-affirmation	5,335	7,283
Other	296	256
Non-accrual loans	7,156	7,796
Total troubled debt restructurings	$106,580	$110,608

The table below shows the balance of troubled debt restructurings by loan classification at June 30, 2018, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2018	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$75,680	$32
Real estate - construction and land	1,337	—
Real estate - business	12,311	—
Personal Banking:
Real estate - personal	4,787	303
Consumer	5,464	115
Revolving home equity	114	42
Consumer credit card	6,887	577
Total troubled debt restructurings	$106,580	$1,069

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $925 thousand on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $6.1 million at June 30, 2018 to lend additional funds to borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. The loans are primarily sold to FNMA, FHLMC, and GNMA. At June 30, 2018, the fair value of these loans was $10.8 million, and the unpaid principal balance was $10.4 million.

The Company also designates student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at June 30, 2018 totaled $9.6 million.

At June 30, 2018, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $1.0 million and $681 thousand at June 30, 2018 and December 31, 2017, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.3 million and $2.7 million at June 30, 2018 and December 31, 2017, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

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

(In thousands)	June 30, 2018	December 31, 2017
Available for sale debt securities	$8,412,376	$8,725,442
Trading debt securities	31,156	18,269
Equity securities:
Readily determinable fair value	2,741	48,838
No readily determinable fair value	1,703	1,753
Other:
Federal Reserve Bank stock	33,369	33,253
Federal Home Loan Bank stock	10,000	10,000
Private equity investments	68,940	55,752
Total investment securities	$8,560,285	$8,893,307

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
Equity securities include common and preferred stock with readily determinable fair values that totaled $2.5 million at cost and $2.7 million at fair value at June 30, 2018. The decline in these balances from prior periods was due to a third party merger transaction in June 2018, in which the majority of these securities were redeemed for cash of $39.9 million. During the first six months of 2018, unrealized net losses of $176 thousand were recognized in current earnings on equity securities still held at June 30, 2018.
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
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of June 30, 2018 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$52,660	$52,603
After 1 but within 5 years	645,431	634,819
After 5 but within 10 years	157,967	155,108
After 10 years	69,202	68,562
Total U.S. government and federal agency obligations	925,260	911,092
Government-sponsored enterprise obligations:
Within 1 year	117,562	117,444
After 1 but within 5 years	121,584	119,743
After 5 but within 10 years	34,984	33,946
After 10 years	42,852	40,228
Total government-sponsored enterprise obligations	316,982	311,361
State and municipal obligations:
Within 1 year	147,325	147,668
After 1 but within 5 years	598,663	600,688
After 5 but within 10 years	591,819	590,950
After 10 years	40,963	39,858
Total state and municipal obligations	1,378,770	1,379,164
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,194,764	3,131,025
Non-agency mortgage-backed securities	1,019,545	1,010,331
Asset-backed securities	1,351,461	1,338,542
Total mortgage and asset-backed securities	5,565,770	5,479,898
Other debt securities:
Within 1 year	9,003	8,971
After 1 but within 5 years	257,704	252,151
After 5 but within 10 years	73,283	69,739
Total other debt securities	339,990	330,861
Total available for sale debt securities	$8,526,772	$8,412,376

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $443.8 million, at fair value, at June 30, 2018. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $15.1 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates.

For debt securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
U.S. government and federal agency obligations	$925,260	$503	$(14,671)	$911,092
Government-sponsored enterprise obligations	316,982	—	(5,621)	311,361
State and municipal obligations	1,378,770	8,105	(7,711)	1,379,164
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,194,764	5,995	(69,734)	3,131,025
Non-agency mortgage-backed securities	1,019,545	6,232	(15,446)	1,010,331
Asset-backed securities	1,351,461	2,343	(15,262)	1,338,542
Total mortgage and asset-backed securities	5,565,770	14,570	(100,442)	5,479,898
Other debt securities	339,990	—	(9,129)	330,861
Total	$8,526,772	$23,178	$(137,574)	$8,412,376
December 31, 2017
U.S. government and federal agency obligations	$917,494	$4,096	$(4,443)	$917,147
Government-sponsored enterprise obligations	408,266	26	(1,929)	406,363
State and municipal obligations	1,592,707	21,413	(2,754)	1,611,366
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,046,701	17,956	(23,744)	3,040,913
Non-agency mortgage-backed securities	903,920	6,710	(4,837)	905,793
Asset-backed securities	1,495,380	2,657	(5,237)	1,492,800
Total mortgage and asset-backed securities	5,446,001	27,323	(33,818)	5,439,506
Other debt securities	350,988	1,250	(1,178)	351,060
Total	$8,715,456	$54,108	$(44,122)	$8,725,442

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or who have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, cash flow analyses are prepared. For more complex analyses, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2018, the fair value of securities on this watch list was $57.3 million compared to $68.0 million at December 31, 2017.

As of June 30, 2018, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $22.4 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.2 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at June 30, 2018 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	13%	-	52%
Credit support	0%	-	20%
Loss severity	14%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Six Months Ended June 30
(In thousands)	2018	2017
Cumulative OTTI credit losses at January 1	$14,199	$14,080
Credit losses on debt securities for which impairment was not previously recognized	58	46
Credit losses on debt securities for which impairment was previously recognized	10	274
Increase in expected cash flows that are recognized over remaining life of security	(104)	(146)
Cumulative OTTI credit losses at June 30	$14,163	$14,254

Debt securities with unrealized losses recorded in AOCI are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
U.S. government and federal agency obligations	$707,018	$12,156	$90,340	$2,515	$797,358	$14,671
Government-sponsored enterprise obligations	261,378	5,605	49,983	16	311,361	5,621
State and municipal obligations	458,880	5,700	51,863	2,011	510,743	7,711
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,029,957	45,267	566,986	24,467	2,596,943	69,734
Non-agency mortgage-backed securities	773,890	12,076	134,679	3,370	908,569	15,446
Asset-backed securities	862,416	13,296	173,895	1,966	1,036,311	15,262
Total mortgage and asset-backed securities	3,666,263	70,639	875,560	29,803	4,541,823	100,442
Other debt securities	311,714	8,033	19,147	1,096	330,861	9,129
Total	$5,405,253	$102,133	$1,086,893	$35,441	$6,492,146	$137,574
December 31, 2017
U.S. government and federal agency obligations	$618,617	$4,443	$—	$—	$618,617	$4,443
Government-sponsored enterprise obligations	286,393	1,712	49,766	217	336,159	1,929
State and municipal obligations	282,843	1,752	49,339	1,002	332,182	2,754
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,320,689	9,433	619,300	14,311	1,939,989	23,744
Non-agency mortgage-backed securities	577,017	2,966	153,813	1,871	730,830	4,837
Asset-backed securities	786,048	3,168	264,295	2,069	1,050,343	5,237
Total mortgage and asset-backed securities	2,683,754	15,567	1,037,408	18,251	3,721,162	33,818
Other debt securities	144,090	727	20,202	451	164,292	1,178
Total	$4,015,697	$24,201	$1,156,715	$19,921	$5,172,412	$44,122

The available for sale debt portfolio included $6.5 billion of securities that were in a loss position at June 30, 2018, compared to $5.2 billion at December 31, 2017.  The total amount of unrealized loss on these securities was $137.6 million at June 30, 2018, an increase of $93.5 million compared to the loss at December 31, 2017.  This increase in losses was mainly due to a rising rate environment.

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2018	2017
Proceeds from sales of securities:
Available for sale debt securities	$152,541	$4,972
Equity securities	39,981	584
Other	—	996
Total proceeds	$192,522	$6,552

Investment securities gains (losses), net:
Available for sale debt securities:
Losses realized on called bonds	$—	$(254)
Gains realized on sales	423	—
Losses realized on sales	—	(22)
Other-than-temporary impairment recognized on debt securities	(68)	(320)
Equity securities:
Gains realized on donations of securities	—	4,315
Gains realized on sales	102	584
Losses realized on sales	(8,917)	—
Fair value adjustments, net	2,699	—
Other:
Gains realized on sales	—	58
Losses realized on sales	—	(652)
Fair value adjustments, net	8,096	(2,830)
Total investment securities gains, net	$2,335	$879

Securities gains for the six months ended June 30, 2018 included gains in fair value of $8.1 million on private equity investments and $2.7 million on equity securities. These were offset by an $8.9 million adjustment to recognize dividend income on a equity security liquidated during the second quarter of 2018.

At June 30, 2018, securities totaling $3.8 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $557.7 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2018				December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(28,650)	$—	$2,620	$31,270	$(28,305)	$—	$2,965
Mortgage servicing rights	8,996	(3,533)	—	5,463	7,906	(3,244)	(9)	4,653
Total	$40,266	$(32,183)	$—	$8,083	$39,176	$(31,549)	$(9)	$7,618

Aggregate amortization expense on intangible assets was $313 thousand and $330 thousand for the three month periods ended June 30, 2018 and 2017, respectively, and $634 thousand and $678 thousand for the six month periods ended June 30, 2018 and 2017, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2018. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2018	$1,232
2019	1,094
2020	937
2021	816
2022	720

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2018 are as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2018	$138,921	$2,965	$4,653
Originations	—	—	1,090
Amortization	—	(345)	(289)
Impairment reversal	—	—	9
Balance June 30, 2018	$138,921	$2,620	$5,463

Goodwill allocated to the Company’s operating segments at June 30, 2018 and December 31, 2017 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2018, that net liability was $2.2 million, which will be accreted into income over the remaining life of the respective commitments.

The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $377.5 million at June 30, 2018.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2018, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 to 11 years. At June 30, 2018, the fair value of the Company's guarantee liabilities for RPAs was $67 thousand, and the notional amount of the underlying swaps was $103.2 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Service cost - benefits earned during the period	$152	$128	$305	$257
Interest cost on projected benefit obligation	951	973	1,901	1,946
Expected return on plan assets	(1,438)	(1,438)	(2,875)	(2,876)
Amortization of prior service cost	(67)	(68)	(135)	(136)
Amortization of unrecognized net loss	592	617	1,184	1,234
Net periodic pension cost	$190	$212	$380	$425

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first six months of 2018, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2018	2017	2018	2017
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$110,330	$78,960	$211,314	$150,464
Less preferred stock dividends	2,250	2,250	4,500	4,500
Net income available to common shareholders	108,080	76,710	206,814	145,964
Less income allocated to nonvested restricted stock	1,139	943	2,260	1,888
Net income allocated to common stock	$106,941	$75,767	$204,554	$144,076
Weighted average common shares outstanding	105,686	105,583	105,660	105,486
Basic income per common share	$1.02	$.71	$1.94	$1.36
Diluted income per common share:
Net income available to common shareholders	$108,080	$76,710	$206,814	$145,964
Less income allocated to nonvested restricted stock	1,136	941	2,254	1,883
Net income allocated to common stock	$106,944	$75,769	$204,560	$144,081
Weighted average common shares outstanding	105,686	105,583	105,660	105,486
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	343	360	338	389
Weighted average diluted common shares outstanding	106,029	105,943	105,998	105,875
Diluted income per common share	$1.01	$.71	$1.93	$1.36

Unexercised stock appreciation rights of 295 thousand and 132 thousand were excluded in the computation of diluted income per common share for the six month periods ended June 30, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive.
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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2018	$3,411	$30,326	$(19,629)	$14,108
ASU 2018-02 Reclassification of tax rate change	715	6,359	(4,142)	2,932
ASU 2016-01 Reclassification of unrealized gain on equity securities	—	(33,320)	—	(33,320)
Other comprehensive loss before reclassifications to current earnings	(173)	(123,854)	—	(124,027)
Amounts reclassified to current earnings from accumulated other comprehensive income	68	(424)	1,049	693
Current period other comprehensive income (loss), before tax	(105)	(124,278)	1,049	(123,334)
Income tax (expense) benefit	27	31,068	(262)	30,833
Current period other comprehensive income (loss), net of tax	(78)	(93,210)	787	(92,501)
Transfer of unrealized gain on securities for which impairment was not previously recognized	12	(12)	—	—
Balance June 30, 2018	$4,060	$(89,857)	$(22,984)	$(108,781)
Balance January 1, 2017	$2,975	$27,328	$(19,328)	$10,975
Other comprehensive income (loss) before reclassifications to current earnings	(44)	53,072	—	53,028
Amounts reclassified to current earnings from accumulated other comprehensive income	320	(4,293)	1,098	(2,875)
Current period other comprehensive income, before tax	276	48,779	1,098	50,153
Income tax expense	(105)	(18,536)	(417)	(19,058)
Current period other comprehensive income, net of tax	171	30,243	681	31,095
Transfer of unrealized gain on securities for which impairment was not previously recognized	24	(24)	—	—
Balance June 30, 2017	$3,170	$57,547	$(18,647)	$42,070
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2018
Net interest income	$73,471	$85,721	$11,857	$171,049	$39,910	$210,959
Provision for loan losses	(10,409)	308	16	(10,085)	42	(10,043)
Non-interest income	32,116	51,651	42,896	126,663	(1,813)	124,850
Investment securities losses, net	—	—	—	—	(3,075)	(3,075)
Non-interest expense	(72,095)	(75,360)	(30,254)	(177,709)	(4,151)	(181,860)
Income before income taxes	$23,083	$62,320	$24,515	$109,918	$30,913	$140,831
Six Months Ended June 30, 2018
Net interest income	$144,908	$167,816	$23,302	$336,026	$67,825	$403,851
Provision for loan losses	(20,924)	488	(48)	(20,484)	45	(20,439)
Non-interest income	62,332	100,862	84,997	248,191	(3,651)	244,540
Investment securities gains, net	—	—	—	—	2,335	2,335
Non-interest expense	(142,266)	(148,158)	(62,113)	(352,537)	(11,600)	(364,137)
Income before income taxes	$44,050	$121,008	$46,138	$211,196	$54,954	$266,150
Three Months Ended June 30, 2017
Net interest income	$69,274	$82,137	$11,934	$163,345	$19,462	$182,807
Provision for loan losses	(10,802)	111	24	(10,667)	(91)	(10,758)
Non-interest income	29,617	46,088	38,852	114,557	823	115,380
Investment securities gains, net	—	—	—	—	1,651	1,651
Non-interest expense	(68,374)	(72,134)	(29,494)	(170,002)	(6,888)	(176,890)
Income before income taxes	$19,715	$56,202	$21,316	$97,233	$14,957	$112,190
Six Months Ended June 30, 2017
Net interest income	$136,628	$162,007	$23,778	$322,413	$38,667	$361,080
Provision for loan losses	(20,464)	624	1	(19,839)	(2,047)	(21,886)
Non-interest income	56,780	90,998	76,558	224,336	657	224,993
Investment securities gains, net	—	—	—	—	879	879
Non-interest expense	(135,791)	(142,499)	(59,813)	(338,103)	(18,164)	(356,267)
Income before income taxes	$37,153	$111,130	$40,524	$188,807	$19,992	$208,799

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

10. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At June 30, 2018, the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	June 30, 2018	December 31, 2017
Interest rate swaps	$1,891,877	$1,741,412
Interest rate caps	31,483	31,776
Credit risk participation agreements	152,402	133,488
Foreign exchange contracts	8,737	11,826
Mortgage loan commitments	21,653	17,110
Mortgage loan forward sale contracts	2,848	2,566
Forward TBA contracts	25,000	25,000
Total notional amount	$2,134,000	$1,963,178

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. However, in January 2017, a clearinghouse rule change required that variation margin on centrally cleared derivatives, formerly treated as collateral, be treated as settlements of derivative exposure. As a result, the fair values of the respective derivative contracts must be reduced by variation margin payments and reported as a single, net amount. Accordingly, at June 30, 2018 in the table below, the positive fair values of cleared swaps were reduced by $15.9 million and the negative fair values of cleared swaps were reduced by $1.5 million. At December 31, 2017, the positive fair values of cleared swaps were reduced by $4.5 million and the negative fair values of cleared swaps were reduced by $4.3 million.

	Asset Derivatives		Liability Derivatives
	June 30, 2018	Dec. 31, 2017	June 30, 2018	Dec. 31, 2017
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$5,265	$7,674	$(19,616)	$(7,857)
Interest rate caps	20	16	(20)	(16)
Credit risk participation agreements	21	46	(67)	(123)
Foreign exchange contracts	194	21	(31)	(40)
Mortgage loan commitments	730	580	—	—
Mortgage loan forward sale contracts	8	8	(1)	(7)
Forward TBA contracts	1	4	(111)	(31)
Total	$6,239	$8,349	$(19,846)	$(8,074)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2018	2017	2018	2017
Derivative instruments:
Interest rate swaps	Other non-interest income	$1,727	$456	$2,232	$599
Credit risk participation agreements	Other non-interest income	16	1	180	11
Foreign exchange contracts	Other non-interest income	173	(55)	182	(75)
Mortgage loan commitments	Loan fees and sales	148	(32)	149	522
Mortgage loan forward sale contracts	Loan fees and sales	6	(4)	6	62
Forward TBA contracts	Loan fees and sales	(9)	(160)	533	(258)
Total		$2,061	$206	$3,282	$861

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
June 30, 2018
Assets:
Derivatives subject to master netting agreements	$5,338	$—	$5,338	$(491)	$(2,114)	$2,733
Derivatives not subject to master netting agreements	901	—	901
Total derivatives	6,239	—	6,239
Liabilities:
Derivatives subject to master netting agreements	$19,777	$—	$19,777	$(491)	$(354)	$18,932
Derivatives not subject to master netting agreements	69	—	69
Total derivatives	19,846	—	19,846
December 31, 2017
Assets:
Derivatives subject to master netting agreements	$7,726	$—	$7,726	$(233)	$(824)	$6,669
Derivatives not subject to master netting agreements	623	—	623
Total derivatives	8,349	—	8,349
Liabilities:
Derivatives subject to master netting agreements	$7,935	$—	$7,935	$(233)	$(1,570)	$6,132
Derivatives not subject to master netting agreements	139	—	139
Total derivatives	8,074	—	8,074

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $550.0 million at June 30, 2018 and $650.0 million at December 31, 2017. At June 30, 2018, the Company had posted collateral of $557.0 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $556.0 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
June 30, 2018
Total resale agreements, subject to master netting arrangements	$1,250,000	$(550,000)	$700,000	$—	$(698,414)	$1,586
Total repurchase agreements, subject to master netting arrangements	1,585,074	(550,000)	1,035,074	—	(1,035,074)	—
December 31, 2017
Total resale agreements, subject to master netting arrangements	$1,350,000	$(650,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,954,768	(650,000)	1,304,768	—	(1,304,768)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2018 and December 31, 2017, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2018
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$253,662	$—	$350,000	$603,662
Government-sponsored enterprise obligations	63,916	—	—	63,916
Agency mortgage-backed securities	518,375	22,850	202,750	743,975
Non-agency mortgage-backed securities	10,591	—	—	10,591
Asset-backed securities	56,335	75,000	—	131,335
Other debt securities	31,595	—	—	31,595
Total repurchase agreements, gross amount recognized	$934,474	$97,850	$552,750	$1,585,074
December 31, 2017
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$271,820	$1,731	$450,000	$723,551
Government-sponsored enterprise obligations	149,111	—	—	149,111
Agency mortgage-backed securities	737,975	9,750	200,000	947,725
Asset-backed securities	89,601	30,000	—	119,601
Other debt securities	14,780	—	—	14,780
Total repurchase agreements, gross amount recognized	$1,263,287	$41,481	$650,000	$1,954,768

12. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.1 million in both the three months ended June 30, 2018 and 2017, and $6.4 million and $6.2 million in the six months ended June 30, 2018 and 2017, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2018, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	1,254,518	$38.67
Granted	225,764	59.23
Vested	(344,830)	32.27
Forfeited	(15,049)	45.88
Nonvested at June 30, 2018	1,120,403	$44.69

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

Weighted per share average fair value at grant date	$12.44
Assumptions:
Dividend yield	1.6%
Volatility	20.6%
Risk-free interest rate	2.7%
Expected term	6.6 years

A summary of SAR activity during the first six months of 2018 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,179,286	$37.13
Granted	168,716	58.42
Forfeited	(8,856)	46.86
Expired	(276)	43.52
Exercised	(226,488)	29.82
Outstanding at June 30, 2018	1,112,382	$41.77	7.1 years	$25,584

13. Revenue from Contracts with Customers
The Company adopted ASU 2014-09, "Revenue from Contracts with Customers", and its related amendments on January 1, 2018. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the six months ended June 30, 2018, approximately 62% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

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

The table below shows the effect of this reclassification on bank card fee income and non-interest expense for the three and six months ended June 30, 2017.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In thousands)	As Previously Reported	Adoption of ASU 2014-09	As Adjusted	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
Non-interest income:
Bank card transaction fees	$44,999	$(7,704)	$37,295	$88,203	$(15,157)	$73,046
Total non-interest income	123,084	(7,704)	115,380	240,150	(15,157)	224,993
Non-interest expense:
Data processing and software	$23,356	$(3,321)	$20,035	$46,453	$(6,513)	$39,940
Other	19,761	(4,383)	15,378	39,725	(8,644)	31,081
Total non-interest expense	184,594	(7,704)	176,890	371,424	(15,157)	356,267

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Bank card transaction fees	$43,215	$37,295	$84,668	$73,046
Trust fees	37,036	33,120	73,098	65,134
Deposit account charges and other fees	23,893	22,861	46,875	44,803
Consumer brokerage services	3,971	3,726	7,739	7,375
Other non-interest income	6,852	8,570	14,163	16,167
Total non-interest income from contracts with customers	114,967	105,572	226,543	206,525
Other non-interest income (a)	9,883	9,808	17,997	18,468
Total non-interest income	$124,850	$115,380	$244,540	$224,993
(a) This revenue is not within the scope of ASU 2014-09, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

The following table presents the opening and closing receivable balances for the six month periods ended June 30, 2018 and 2017 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Bank card transaction fees	$11,104	$13,315	$10,878	$14,686
Trust fees	2,893	2,802	3,227	2,681
Deposit account charges and other fees	5,773	5,597	5,471	5,735
Consumer brokerage services	924	380	345	309

For these revenue categories, none of the transaction price has been allocated to performance obligations that are unsatisfied as of the end of a reporting period.

A description of these revenue categories follows.

Bank Card Transaction Fees
The following table presents the components of bank card fee income.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Debit card:
Fee income	$10,582	$10,325	$20,344	$19,966
Expense for network charges	(375)	(1,921)	(746)	(3,571)
Net debit card fees	10,207	8,404	19,598	16,395

Credit card:
Fee income	6,800	6,483	12,845	12,223
Expense for network charges and rewards	(3,304)	(2,923)	(6,248)	(5,669)
Net credit card fees	3,496	3,560	6,597	6,554

Corporate card:
Fee income	49,141	43,261	97,017	85,680
Expense for network charges and rewards	(24,521)	(23,365)	(48,229)	(45,820)
Net corporate card fees	24,620	19,896	48,788	39,860

Merchant:
Fee income	7,606	8,350	14,907	16,289
Fees to cardholder banks	(1,878)	(2,080)	(3,603)	(4,169)
Expense for network charges	(836)	(835)	(1,619)	(1,883)
Net merchant fees	4,892	5,435	9,685	10,237
Total bank card transaction fees	$43,215	$37,295	$84,668	$73,046

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

Trust Fees
The following table shows the components of revenue within trust fees.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Private client	$27,987	$24,701	$54,855	$48,463
Institutional	7,271	6,751	14,682	13,245
Other	1,778	1,668	3,561	3,426
Total trust fees	$37,036	$33,120	$73,098	$65,134
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

Deposit Account Charges and Other Fees
The following table shows the components of revenue within deposit account charges and other fees.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Corporate cash management fees	$10,095	$9,477	$19,492	$18,388
Overdraft and return item fees	7,656	7,448	15,168	14,628
Other service charges on deposit accounts	6,142	5,936	12,215	11,787
Total deposit account charges and other fees	$23,893	$22,861	$46,875	$44,803
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

Consumer Brokerage Services
The following shows the components of revenue within consumer brokerage services.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Commission income	$2,269	$2,193	$4,361	$4,423
Managed account services	1,702	1,533	3,378	2,952
Total consumer brokerage services	$3,971	$3,726	$7,739	$7,375
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

Other Non-Interest Income from Contracts with Customers
Other non-interest income consists mainly of various customer deposit related fees such as ATM fees and gains on sales of tax credits, foreclosed assets, and bank premises and equipment. Performance obligations for these services consist mainly of the execution of transactions for sales of various properties or providing specific deposit related transactions. Fees from these revenue sources are recognized when the performance obligation is completed, at which time cash is received by the Company.

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the June 30, 2018 and December 31, 2017 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2018 or the year ended December 31, 2017.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Assets:
Residential mortgage loans held for sale	$10,750	$—	$10,750	$—
Available for sale debt securities:
U.S. government and federal agency obligations	911,092	911,092	—	—
Government-sponsored enterprise obligations	311,361	—	311,361	—
State and municipal obligations	1,379,164	—	1,364,091	15,073
Agency mortgage-backed securities	3,131,025	—	3,131,025	—
Non-agency mortgage-backed securities	1,010,331	—	1,010,331	—
Asset-backed securities	1,338,542	—	1,338,542	—
Other debt securities	330,861	—	330,861	—
Trading debt securities	31,156	—	31,156	—
Equity securities	2,741	2,741	—	—
Private equity investments	68,940	—	—	68,940
Derivatives *	6,239	—	5,488	751
Assets held in trust for deferred compensation plan	13,790	13,790	—	—
Total assets	8,545,992	927,623	7,533,605	84,764
Liabilities:
Derivatives *	19,846	—	19,779	67
Liabilities held in trust for deferred compensation plan	13,790	13,790	—	—
Total liabilities	$33,636	$13,790	$19,779	$67
December 31, 2017
Assets:
Residential mortgage loans held for sale	$15,327	$—	$15,327	$—
Available for sale debt securities:
U.S. government and federal agency obligations	917,147	917,147	—	—
Government-sponsored enterprise obligations	406,363	—	406,363	—
State and municipal obligations	1,611,366	—	1,594,350	17,016
Agency mortgage-backed securities	3,040,913	—	3,040,913	—
Non-agency mortgage-backed securities	905,793	—	905,793	—
Asset-backed securities	1,492,800	—	1,492,800	—
Other debt securities	351,060	—	351,060	—
Trading debt securities	18,269	—	18,269	—
Equity securities	48,838	19,864	28,974	—
Private equity investments	55,752	—	—	55,752
Derivatives *	8,349	—	7,723	626
Assets held in trust for deferred compensation plan	12,843	12,843	—	—
Total assets	8,884,820	949,854	7,861,572	73,394
Liabilities:
Derivatives *	8,074	—	7,951	123
Liabilities held in trust for deferred compensation plan	12,843	12,843	—	—
Total liabilities	$20,917	$12,843	$7,951	$123
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2018
Balance March 31, 2018	$17,158	$64,951	$520	$82,629
Total gains or losses (realized/unrealized):
Included in earnings	—	3,791	164	3,955
Included in other comprehensive income *	(379)	—	—	(379)
Investment securities sold	(1,715)	—	—	(1,715)
Discount accretion	9	—	—	9
Purchases of private equity investments	—	364	—	364
Sale/pay down of private equity investments	—	(166)	—	(166)
Balance June 30, 2018	$15,073	$68,940	$684	$84,697
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2018	$—	$3,791	$747	$4,538
For the six months ended June 30, 2018
Balance January 1, 2018	$17,016	$55,752	$503	$73,271
Total gains or losses (realized/unrealized):
Included in earnings	—	8,096	329	8,425
Included in other comprehensive income *	(246)	—	—	(246)
Investment securities sold	(1,715)	—	—	(1,715)
Discount accretion	18	—	—	18
Purchases of private equity investments	—	5,243	—	5,243
Sale/pay down of private equity investments	—	(186)	—	(186)
Capitalized interest/dividends	—	35	—	35
Sale of risk participation agreement	—	—	(148)	(148)
Balance June 30, 2018	$15,073	$68,940	$684	$84,697
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2018	$—	$8,096	$910	$9,006
For the three months ended June 30, 2017
Balance March 31, 2017	$17,083	$52,800	$822	$70,705
Total gains or losses (realized/unrealized):
Included in earnings	—	48	(31)	17
Included in other comprehensive income *	319	—	—	319
Investment securities called	(600)	—	—	(600)
Discount accretion	23	—	—	23
Purchases of private equity investments	—	2,259	—	2,259
Sale/pay down of private equity investments	—	(1,550)	—	(1,550)
Balance June 30, 2017	$16,825	$53,557	$791	$71,173
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2017	$—	$48	$872	$920
For the six months ended June 30, 2017
Balance January 1, 2017	$16,682	$50,820	$258	$67,760
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,830)	533	(2,297)
Included in other comprehensive income *	710	—	—	710
Investment securities called	(600)	—	—	(600)
Discount accretion	33	—	—	33
Purchases of private equity investments	—	7,084	—	7,084
Sale/pay down of private equity investments	—	(1,550)	—	(1,550)
Capitalized interest/dividends	—	33	—	33
Balance June 30, 2017	$16,825	$53,557	$791	$71,173
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2017	$—	$(2,655)	$882	$(1,773)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2018
Total gains or losses included in earnings	$147	$17	$3,791	$3,955
Change in unrealized gains or losses relating to assets still held at June 30, 2018	$730	$17	$3,791	$4,538
For the six months ended June 30, 2018
Total gains or losses included in earnings	$149	$180	$8,096	$8,425
Change in unrealized gains or losses relating to assets still held at June 30, 2018	$730	$180	$8,096	$9,006
For the three months ended June 30, 2017
Total gains or losses included in earnings	$(32)	$1	$48	$17
Change in unrealized gains or losses relating to assets still held at June 30, 2017	$871	$1	$48	$920
For the six months ended June 30, 2017
Total gains or losses included in earnings	$522	$11	$(2,830)	$(2,297)
Change in unrealized gains or losses relating to assets still held at June 30, 2017	$871	$11	$(2,655)	$(1,773)

Level 3 Inputs

The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $15.1 million at June 30, 2018, while private equity investments, included in other securities, totaled $68.9 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	3.7%	-	5.9%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0
Mortgage loan commitments	Discounted cash flow	Probability of funding	50.5%	-	98.8%	80.4%
		Embedded servicing value	.5%	-	2.4%	1.3%

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first six months of 2018 and 2017, and still held as of June 30, 2018 and 2017, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2018 and 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2018
Collateral dependent impaired loans	$175	$—	$—	$175	$(118)
Mortgage servicing rights	5,463	—	—	5,463	9
Foreclosed assets	47	—	—	47	(47)
Long-lived assets	914	—	—	914	(552)

June 30, 2017
Collateral dependent impaired loans	$2,044	$—	$—	$2,044	$(550)
Mortgage servicing rights	3,646	—	—	3,646	6
Foreclosed assets	75	—	—	75	(58)
Long-lived assets	1,834	—	—	1,834	(343)

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

As mentioned in Note 3, the Company prospectively adopted ASU 2016-01 on January 1, 2018. In accordance with its requirements, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2018 and December 31, 2017:

	Carrying Amount	Estimated Fair Value at June 30, 2018
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$4,990,298	$—	$—	$4,890,517	$4,890,517
Real estate - construction and land	967,151	—	—	962,276	962,276
Real estate - business	2,727,580	—	—	2,689,312	2,689,312
Real estate - personal	2,102,586	—	—	2,038,381	2,038,381
Consumer	2,012,644	—	—	1,976,911	1,976,911
Revolving home equity	374,557	—	—	367,886	367,886
Consumer credit card	775,214	—	—	720,044	720,044
Overdrafts	4,081	—	—	3,018	3,018
Total loans	13,954,111	—	—	13,648,345	13,648,345
Loans held for sale	20,352	—	20,352	—	20,352
Investment securities	8,560,285	913,833	7,517,367	129,085	8,560,285
Federal funds sold	31,500	31,500	—	—	31,500
Securities purchased under agreements to resell	700,000	—	—	680,830	680,830
Interest earning deposits with banks	114,947	114,947	—	—	114,947
Cash and due from banks	386,339	386,339	—	—	386,339
Derivative instruments	6,239	—	5,488	751	6,239
Assets held in trust for deferred compensation plan	13,790	13,790	—	—	13,790
Total	$23,787,563	$1,460,409	$7,543,207	$14,459,011	$23,462,627
Financial Liabilities
Non-interest bearing deposits	$6,876,756	$6,876,756	$—	$—	$6,876,756
Savings, interest checking and money market deposits	11,761,832	11,761,832	—	—	11,761,832
Time open and certificates of deposit	1,682,969	—	—	1,682,894	1,682,894
Federal funds purchased	131,685	131,685	—	—	131,685
Securities sold under agreements to repurchase	1,035,074	—	—	1,035,558	1,035,558
Other borrowings	9,291	—	7,682	1,609	9,291
Derivative instruments	19,846	—	19,779	67	19,846
Liabilities held in trust for deferred compensation plan	13,790	13,790	—	—	13,790
Total	$21,531,243	$18,784,063	$27,461	$2,720,128	$21,531,652

	Carrying Amount	Estimated Fair Value at December 31, 2017
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$4,958,554	$—	$—	$4,971,401	$4,971,401
Real estate - construction and land	968,820	—	—	979,389	979,389
Real estate - business	2,697,452	—	—	2,702,598	2,702,598
Real estate - personal	2,062,787	—	—	2,060,443	2,060,443
Consumer	2,104,487	—	—	2,074,129	2,074,129
Revolving home equity	400,587	—	—	400,333	400,333
Consumer credit card	783,864	—	—	798,093	798,093
Overdrafts	7,123	—	—	7,123	7,123
Total loans	13,983,674	—	—	13,993,509	13,993,509
Loans held for sale	21,398	—	21,398	—	21,398
Investment securities	8,893,307	937,011	7,838,522	117,774	8,893,307
Federal funds sold	42,775	42,775	—	—	42,775
Securities purchased under agreements to resell	700,000	—	—	695,194	695,194
Interest earning deposits with banks	30,631	30,631	—	—	30,631
Cash and due from banks	438,439	438,439	—	—	438,439
Derivative instruments	8,349	—	7,723	626	8,349
Assets held in trust for deferred compensation plan	12,843	12,843	—	—	12,843
Total	$24,131,416	$1,461,699	$7,867,643	$14,807,103	$24,136,445
Financial Liabilities
Non-interest bearing deposits	$7,158,962	$7,158,962	$—	$—	$7,158,962
Savings, interest checking and money market deposits	11,499,620	11,499,620	—	—	11,499,620
Time open and certificates of deposit	1,766,864	—	—	1,768,780	1,768,780
Federal funds purchased	202,370	202,370	—	—	202,370
Securities sold under agreements to repurchase	1,304,768	—	—	1,305,375	1,305,375
Other borrowings	1,758	—	—	1,758	1,758
Derivative instruments	8,074	—	7,951	123	8,074
Liabilities held in trust for deferred compensation plan	12,843	12,843	—	—	12,843
Total	$21,955,259	$18,873,795	$7,951	$3,076,036	$21,957,782

16. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at June 30, 2018, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2017 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2017 Annual Report on Form 10-K.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2018	2017		2018	2017
Per Share Data
Net income per common share — basic	$1.02	$.71	*	$1.94	$1.36	*
Net income per common share — diluted	1.01	.71	*	1.93	1.36	*
Cash dividends on common stock	.235	.214	*	.470	.429	*
Book value per common share				24.64	23.28	*
Market price				64.71	54.12	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	68.85%	65.25%		68.97%	64.82%
Non-interest bearing deposits to total deposits	33.37	34.03		33.61	34.25
Equity to loans (1)	19.59	19.26		19.54	19.00
Equity to deposits	13.49	12.57		13.48	12.32
Equity to total assets	11.12	10.42		11.07	10.23
Return on total assets	1.80	1.26		1.73	1.21
Return on common equity	16.78	12.48		16.19	12.12
(Based on end-of-period data)
Non-interest income to revenue (2)	37.18	38.69		37.71	38.39
Efficiency ratio (3)	54.06	59.21		56.06	60.67
Tier I common risk-based capital ratio				13.71	12.28
Tier I risk-based capital ratio				14.48	13.05
Total risk-based capital ratio				15.33	14.00
Tangible common equity to tangible assets ratio (4)				10.18	9.37
Tier I leverage ratio				11.18	9.87

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

	June 30
(Dollars in thousands)	2018	2017
Total equity	$2,771,383	$2,628,207
Less non-controlling interest	3,396	4,324
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	2,620	3,356
Total tangible common equity (a)	$2,481,662	$2,336,822
Total assets	$24,524,742	$25,078,843
Less goodwill	138,921	138,921
Less core deposit premium	2,620	3,356
Total tangible assets (b)	$24,383,201	$24,936,566
Tangible common equity to tangible assets ratio (a)/(b)	10.18%	9.37%

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2018	2017	% change	2018	2017	% change
Net interest income	$210,959	$182,807	15.4%	$403,851	$361,080	11.8%
Provision for loan losses	(10,043)	(10,758)	(6.6)	(20,439)	(21,886)	(6.6)
Non-interest income	124,850	115,380	8.2	244,540	224,993	8.7
Investment securities gains (losses), net	(3,075)	1,651	N.M.	2,335	879	N.M.
Non-interest expense	(181,860)	(176,890)	2.8	(364,137)	(356,267)	2.2
Income taxes	(29,507)	(33,201)	(11.1)	(52,765)	(58,108)	(9.2)
Non-controlling interest expense	(994)	(29)	N.M.	(2,071)	(227)	N.M.
Net income attributable to Commerce Bancshares, Inc.	110,330	78,960	39.7	211,314	150,464	40.4
Preferred stock dividends	(2,250)	(2,250)	—	(4,500)	(4,500)	—
Net income available to common shareholders	$108,080	$76,710	40.9%	$206,814	$145,964	41.7%
N.M. - Not meaningful.

For the quarter ended June 30, 2018, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $110.3 million, an increase of $31.4 million, or 39.7%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.80%, the annualized return on average common equity was 16.78% and the efficiency ratio was 54.06%. Diluted earnings per common share was $1.01, an increase of 42.3% compared to $.71 per share in the second quarter of 2017 and an increase of 9.8% compared to $.92 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $28.2 million, or 15.4%, mainly due to growth of $20.0 million in interest income on loans coupled with an increase of $10.6 million in interest income on investment securities, partly offset by an increase of $3.9 million in interest expense on deposits and borrowings. The provision for loan losses totaled $10.0 million for the current quarter, representing a decrease of $715 thousand from the second quarter of 2017. Non-interest income increased $9.5 million, or 8.2%, compared to the second quarter of 2017, mainly due to combined growth of $10.9 million in trust, deposit and bank card fee income. Non-interest expense increased $5.0 million, or 2.8%, over the second quarter of 2017 primarily due to increases in salaries and employee benefits, data processing, and marketing expense. Although taxable income was higher in the second quarter of 2018 compared to the prior year, income tax expense declined due to new tax legislation lowering the corporate tax rate in 2018.

Net investment securities losses totaled $3.1 million in the current quarter compared to gains of $1.7 million in the same quarter last year. Current quarter losses were primarily comprised of an adjustment of $8.9 million to recognize dividend income on a liquidated equity security, partly offset by unrealized gains in fair value on the Company’s holdings of private equity investments. The dividend income adjustment was entirely offset this quarter by a comparable adjustment increasing interest on investment securities.

Net income for the first six months of 2018 was $211.3 million, an increase of $60.9 million, or 40.4%, over the same period last year. Diluted earnings per common share was $1.93, an increase of 41.9% compared to $1.36 per share in the same period last year. For the first six months of 2018, the annualized return on average assets was 1.73%, the annualized return on average common equity was 16.19%, and the efficiency ratio was 56.06%. Net interest income increased $42.8 million, or 11.8%, over the same period last year. This growth was largely due to increases of $38.8 million in loan interest income and $8.6 million in investment securities interest income, offset by a $7.3 million increase in interest expense on deposits and borrowings. The provision for loan losses was $20.4 million for the first six months of 2018, down $1.4 million from the same period last year. Non-interest income increased $19.5 million, or 8.7%, over the first six months of last year due to growth in bank card, trust, and deposit fees. Non-interest expense increased $7.9 million, or 2.2%, due to higher salaries and benefits expense of $10.3 million, partly offset by a $4.5 million decrease in community service expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2018 vs. 2017			Six Months Ended June 30, 2018 vs. 2017
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$1,099	$5,909	$7,008	$1,284	$11,433	$12,717
Real estate - construction and land	1,173	1,825	2,998	2,365	3,777	6,142
Real estate - business	238	3,249	3,487	1,038	6,137	7,175
Real estate - personal	695	619	1,314	1,154	929	2,083
Consumer	273	2,294	2,567	1,209	4,159	5,368
Revolving home equity	(205)	635	430	(316)	1,223	907
Consumer credit card	674	282	956	955	1,037	1,992
Overdrafts	—	—	—	—	—	—
Total interest on loans	3,947	14,813	18,760	7,689	28,695	36,384
Loans held for sale	7	102	109	93	124	217
Investment securities:
U.S. government and federal agency securities	78	1,519	1,597	89	1,582	1,671
Government-sponsored enterprise obligations	(381)	260	(121)	(557)	513	(44)
State and municipal obligations	(3,388)	(1,902)	(5,290)	(5,826)	(4,125)	(9,951)
Mortgage-backed securities	2,103	2,580	4,683	3,089	4,891	7,980
Asset-backed securities	(3,980)	2,077	(1,903)	(7,575)	3,835	(3,740)
Other securities	334	9,149	9,483	556	5,719	6,275
Total interest on investment securities	(5,234)	13,683	8,449	(10,224)	12,415	2,191
Federal funds sold and short-term securities purchased under
agreements to resell	67	73	140	150	147	297
Long-term securities purchased under agreements to resell	190	(89)	101	52	370	422
Interest earning deposits with banks	556	672	1,228	614	1,357	1,971
Total interest income	(467)	29,254	28,787	(1,626)	43,108	41,482
Interest expense:
Deposits:
Savings	15	(16)	(1)	28	(30)	(2)
Interest checking and money market	43	2,135	2,178	28	3,850	3,878
Time open & C.D.'s of less than $100,000	(73)	93	20	(144)	182	38
Time open & C.D.'s of $100,000 and over	(738)	1,399	661	(1,648)	2,385	737
Total interest on deposits	(753)	3,611	2,858	(1,736)	6,387	4,651
Federal funds purchased and securities sold under
agreements to repurchase	(232)	2,150	1,918	(32)	4,412	4,380
Other borrowings	(900)	1	(899)	(1,776)	1	(1,775)
Total interest expense	(1,885)	5,762	3,877	(3,544)	10,800	7,256
Net interest income, tax equivalent basis	$1,418	$23,492	$24,910	$1,918	$32,308	$34,226

Net interest income in the second quarter of 2018 was $211.0 million, an increase of $28.2 million over the second quarter of 2017. On a tax equivalent (T/E) basis, net interest income totaled $215.8 million in the second quarter of 2018, up $24.9 million over the same period last year and up $19.1 million over the previous quarter. The increase in net interest income compared to the second quarter of 2017 was mainly due to higher interest income on loans (T/E) of $18.9 million. The increase in interest on loans was a result of higher yields on all loan products, especially commercial loans, many of which have variable rates. Total interest income on investment securities (T/E) increased $8.4 million over the second quarter of 2017, which included dividend income of $8.9 million related to a liquidated equity security which was carried at fair value. Also, inflation income on the Company's treasury inflation-protected securities (TIPS) increased $1.7 million over the same period last year. This increase was partly offset by a $1.0 billion decrease in average investment securities balances, resulting in a decline in interest income of $5.2 million. Excluding the dividend mentioned above, the Company's net yield on earning assets (T/E) was 3.50% in the current quarter compared to 3.18% in the second quarter of 2017.

Total interest income (T/E) increased $28.8 million over the second quarter of 2017. Interest income on loans (T/E) was $156.0 million during the second quarter of 2018, and increased $18.9 million, or 13.8%, over the same quarter last year. The increase was due to growth of $377.7 million, or 2.8%, in average loan balances, and an increase of 43 basis points in average rates earned. Most of the increase in interest income occurred in the business, construction and business real estate loan categories. The largest increase to interest income occurred in business loan interest, which grew $7.0 million due to a 48 basis point increase in the average rate earned, coupled with higher average balances of $134.7 million. Construction loan interest grew $3.0 million, as average balances increased $109.4 million, or 12.7%, and the average rate earned increased 76 basis points. Business real estate loan interest increased $3.5 million due to an increase of 48 basis points in the average rate earned and an increase in average balances of $25.6 million. Personal real estate loan interest increased $1.3 million due to an increase of $75.0 million in average balances, or 3.7%, and an increase of 12 basis points in the average rate earned. Interest on consumer loans increased $2.6 million over the same period last year as the average rate increased 45 basis points, coupled with a $27.8 million increase in average balances. This increase was mainly due to growth of $57.2 million in patient health care loans. During the quarter, auto loans totaling $25.9 million were sold to another financial institution, and contributed to an average decline of $6.7 million in auto loan balances, while average marine and recreational vehicle (RV) loans declined $26.1 million from the same quarter last year. In addition, interest on consumer credit card loans grew $956 thousand over the same period last year, as average balances increased $22.7 million and the average rate earned increased 15 basis points.

Interest income on investment securities (T/E) was $68.9 million during the second quarter of 2018, which was an increase of $8.4 million over the same quarter last year. The increase was mainly due to the receipt of $8.9 million in dividend income on the equity security mentioned above. In addition, interest income earned on mortgage-backed securities grew $4.7 million and resulted from an increase of $359.0 million in average balances and a 25 basis point increase in the average rate earned. Adjustments to premium amortization expense, due to slowing prepayment speeds on various mortgage-backed and asset-backed securities, increased interest income $1.5 million in the current quarter, compared to minor adjustments in the same quarter last year. Interest income related to TIPS increased $1.7 million in the second quarter of 2018 compared to the same period in 2017 and totaled $4.5 million in the current quarter and $2.9 million in the second quarter of 2017. The largest decline in interest income occurred in state and municipal obligations, which declined $5.3 million and was impacted by a decline in average balances of $376.9 million and a lower tax equivalent adjustment. Interest income on asset-backed securities declined $1.9 million due to lower average balances of $928.0 million, partly offset by an increase in the average rate earned of 60 basis points. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.7 billion in the second quarter of 2018, compared to $9.7 billion in the second quarter of 2017.

Interest income on balances at the Federal Reserve increased $1.2 million due to a 76 basis point increase in the average rate earned and a $214.5 million increase in the average balance invested.

The average tax equivalent yield on total interest earning assets was 3.90% in the second quarter of 2018, up from 3.36% in the second quarter of 2017.

Total interest expense increased $3.9 million compared to the second quarter of 2017 due to a $2.9 million increase in interest expense on interest bearing deposits and a $1.0 million increase in interest expense on borrowings. The increase in deposit expense resulted mainly from a nine basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $2.2 million due to higher rates paid. Interest expense on certificates of deposit rose $681 thousand, as the effect of higher rates paid was mostly offset by lower average balances. Interest expense on borrowings increased due to higher rates paid on customer repurchase agreements, partly offset by lower average FHLB borrowings. The overall average rate incurred on all interest bearing liabilities was .40% and .29% in the second quarters of 2018 and 2017, respectively.

Net interest income (T/E) for the first six months of 2018 was $412.4 million compared to $378.2 million for the same period in 2017. For the first six months of 2018, the net interest margin was 3.51% compared to 3.16% for the first six months of 2017.

Total interest income (T/E) for the first six months of 2018 increased $41.5 million over the same period last year mainly due to higher interest income on loans. Loan interest income (T/E) rose $36.6 million due to a $384.7 million, or 2.8%, increase in total average loan balances and a 42 basis point increase in the average rate earned. Most of the increase in loan interest occurred in business, business real estate, construction and consumer loan categories. Interest income on investment securities (T/E) grew

$2.2 million mainly due to a 34 basis point increase in the average rate earned, partly offset by a $1.0 billion decrease in average balances. Increased earnings were recorded for equity securities due to the receipt of $8.9 million in dividend income mentioned previously, while interest earned on mortgage-backed securities grew $8.0 million on higher average rates earned and higher average balances. Interest earned on U.S government and federal agency securities rose due to higher TIPS interest of $1.8 million. These increases were partly offset by lower interest earned on state and municipal obligations of $10.0 million, which saw declines in average balances and rates earned. Also, interest income on asset-backed securities declined $3.7 million due to lower average balances, partly offset by higher rates earned.

Total interest expense for the first six months of 2018 increased $7.3 million compared to last year. Interest expense on interest bearing deposits increased $4.7 million, mainly due to an eight basis point increase in the overall rate paid. Interest expense on interest checking and money market account balances increased $3.9 million due to a seven basis point increase in the rates paid. Interest expense on certificates of deposit rose $775 thousand and as noted above, the effect of higher rates paid were largely offset by a decline in average balances. Interest expense on borrowings increased $2.6 million, mainly due to higher rates paid on customer repurchase agreements, which were partly offset by lower FHLB borrowings. The overall cost of total interest bearing liabilities increased to .38% compared to .27% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2018	2017	% change	2018	2017	% change
Bank card transaction fees	$43,215	$37,295	15.9%	$84,668	$73,046	15.9%
Trust fees	37,036	33,120	11.8	73,098	65,134	12.2
Deposit account charges and other fees	23,893	22,861	4.5	46,875	44,803	4.6
Capital market fees	1,992	2,156	(7.6)	4,283	4,498	(4.8)
Consumer brokerage services	3,971	3,726	6.6	7,739	7,375	4.9
Loan fees and sales	3,229	4,091	(21.1)	6,091	7,259	(16.1)
Other	11,514	12,131	(5.1)	21,786	22,878	(4.8)
Total non-interest income	$124,850	$115,380	8.2%	$244,540	$224,993	8.7%
Non-interest income as a % of total revenue*	37.2%	38.7%		37.7%	38.4%
* Total revenue includes net interest income and non-interest income.

For the second quarter of 2018, total non-interest income amounted to $124.9 million compared with $115.4 million in the same quarter last year, which was an increase of $9.5 million, or 8.2%. The increase was mainly due to growth in bank card, trust, deposit and swap fee income, partly offset by lower loan fees and sales.

Bank card transaction fees for the current quarter increased $5.9 million, or 15.9%, over the same quarter last year and were comprised of fees on corporate card ($24.6 million), debit card ($10.2 million), merchant ($4.9 million) and credit card ($3.5 million) transactions. Corporate card fees grew $4.7 million over the same period last year due to growth in interchange income of 14.2%, coupled with lower network costs, but higher rewards costs. Debit card fees grew $1.8 million mostly because of lower network processing costs, which declined $1.5 million. Overall merchant income was down 10.0% compared to the same period last year due to lower merchant fees, while credit card fees declined 1.8% on higher rewards expense, partly offset by higher interchange income and lower network costs.

Trust fees for the quarter increased $3.9 million, or 11.8%, over the same quarter last year, resulting mainly from growth in private client trust fees, which were up $3.3 million, or 13.3%, and institutional trust fees, which were up $520 thousand, or 7.7%. Deposit account fees increased $1.0 million, or 4.5%, over the same quarter last year, as corporate cash management fees increased $618 thousand, or 6.5%, overdraft and return item fees increased $208 thousand, or 2.8%, and deposit account service charges increased $206 thousand, or 3.5%. Consumer brokerage fees grew $245 thousand, or 6.6%, on higher fixed annuity and advisory fees, while capital market fees declined $164 thousand. Loan fees and sales decreased $862 thousand, or 21.1%, this quarter mainly due to lower mortgage banking revenue related to the Company's fixed rate residential mortgage sale program. Other non-interest income decreased $617 thousand compared to the same quarter of last year, mainly due to lower gains on sales of leased assets to customers upon lease termination, write downs on software costs, and lower gains on sales of branch properties. These decreases were partly offset by higher fees from sales of interest rate swaps and tax credits.

Non-interest income for the first six month of 2018 was $244.5 million compared to $225.0 million in the first six months of

2017, resulting in an increase of $19.5 million, or 8.7%. Bank card fees increased $11.6 million, or 15.9%, as a result of growth in corporate card fees of $8.9 million, or 22.4%, and debit card fees of $3.2 million, or 19.5%, partly offset by a decline of $552 thousand, or 5.4%, in merchant fees. Trust fee income increased $8.0 million, or 12.2%, as a result of growth in private client and institutional trust fees. Deposit account fees increased $2.1 million, or 4.6%, mainly due to growth of $1.1 million in corporate cash management fees, $540 thousand in overdraft and return item fees and $428 thousand in deposit account service charges. Loan fees and sales decreased $1.2 million, or 16.1%, due to lower mortgage banking revenue. Consumer brokerage fees rose $364 thousand due to higher annuity and advisory fee income, while capital market fees decreased $215 thousand, or 4.8%. Other non-interest income decreased $1.1 million, or 4.8%, mainly due to lower gains on sales of branch properties, lower gains on sales of leased assets, and software write downs. These declines were partly offset by higher fees from interest rate swap sales and cash sweep commissions.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Net gains (losses) on sales and fair value adjustments of private equity investments	$3,791	$(604)	$8,096	$(3,424)
Adjustment for dividend income on a liquidated equity investment	(8,917)	—	(8,917)	—
Donations of equity securities	—	2,158	—	4,315
Fair value adjustments on equity securities	1,752	—	2,699	—
Other	299	97	457	(12)
Total investment securities gains (losses), net	$(3,075)	$1,651	$2,335	$879

Net gains and losses on investment securities which were recognized in earnings during the three and six months ended June 30, 2018 and 2017 are shown in the table above. Net securities losses of $3.1 million were reported in the second quarter of 2018, compared to net gains of $1.7 million in the same period last year.  The net losses in the second quarter of 2018 were mainly comprised of an adjustment to recognize dividend income on a liquidated equity security, partly offset by unrealized gains in fair value on the Company’s holdings of private equity investments. The net gains for the same quarter last year resulted from a gain recorded on the donation of appreciated equity securities to a charitable foundation, offset by losses on the disposition of certain private equity securities.

Included in gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. Impairment losses on these securities totaled $68 thousand in the first six months of 2018, compared to $320 thousand in the same period last year.  Private equity investment activity generated net gains of $8.1 million in the first six months of 2018 compared to net losses of $3.4 million in the same period in 2017. These included fair value adjustments, in addition to gains and losses realized upon disposition. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $1.6 million during the first six months of 2018 and income of $654 thousand during the first six months of 2017.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2018	2017	% change	2018	2017	% change
Salaries and employee benefits	$115,589	$108,829	6.2%	$231,483	$221,198	4.6%
Net occupancy	11,118	11,430	(2.7)	22,702	22,873	(.7)
Equipment	4,594	4,776	(3.8)	9,025	9,385	(3.8)
Supplies and communication	5,126	5,446	(5.9)	10,439	11,155	(6.4)
Data processing and software	21,016	20,035	4.9	41,706	39,940	4.4
Marketing	5,142	4,488	14.6	9,947	7,712	29.0
Deposit insurance	3,126	3,592	(13.0)	6,583	7,063	(6.8)
Community service	656	2,916	(77.5)	1,385	5,860	(76.4)
Other	15,493	15,378.7		30,867	31,081	(.7)
Total non-interest expense	$181,860	$176,890	2.8%	$364,137	$356,267	2.2%

Non-interest expense for the second quarter of 2018 amounted to $181.9 million, an increase of $5.0 million, or 2.8%, compared with $176.9 million in the second quarter of last year. The increase in expense over the same period last year was mainly due to higher costs for salaries, employee benefits, data processing and marketing, partly offset by lower occupancy, supplies and communication, community service, and deposit insurance expense. Salaries expense increased $5.8 million, or 6.2%, mainly due to higher full-time salary costs and incentive compensation. Employee benefits expense totaled $16.8 million, reflecting growth of $1.0 million, or 6.4%, as a result higher medical costs. Full-time equivalent employees totaled 4,797 at June 30, 2018 compared to 4,805 at June 30, 2017. Occupancy costs decreased $312 thousand, or 2.7%, partly due to lower repair and maintenance costs, while equipment expense declined $182 thousand, or 3.8%, due to lower depreciation expense. Supplies and communication expense declined $320 thousand, or 5.9%, mainly due to lower data network expense. Data processing expense increased $981 thousand, or 4.9%, mainly due to higher processing and software costs, while marketing expense increased $654 thousand partly due to new bank card initiatives which are being funded by reduced bank card network costs. Deposit insurance expense decreased $466 thousand, or 13.0%, from the second quarter of last year due to decreases in average assets and the assessment rate. Community service expense declined $2.3 million due to the donation of $2.3 million in appreciated securities to a charitable foundation in the previous year.

For the first six months of 2018, non-interest expense amounted to $364.1 million, an increase of $7.9 million, or 2.2%, compared with $356.3 million in the same period last year. Salaries and benefits increased $10.3 million, or 4.6%, mainly due to higher full-time salaries, incentives and medical expense. Equipment expense declined $360 thousand, or 3.8%, while supplies and communication expense was down $716 thousand, or 6.4%, both due to the trends mentioned above. Data processing and software expense increased $1.8 million, or 4.4%, mostly due to higher processing costs. Marketing expense increased $2.2 million, or 29.0%, mainly due to new bank card initiatives in 2018 and lower spending in the first quarter of 2017. Community service expense decreased due to the donation of $4.5 million in appreciated securities in the previous year, while deposit insurance expense decreased $480 thousand, or 6.8%. Other non-interest expense decreased $214 thousand mainly due to lower operating and bank card fraud losses in addition to lower professional fees, partly offset by higher directors fees and employee education expense.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2018	Mar. 31, 2018	June 30, 2017	2018	2017
Provision for loan losses	$10,043	$10,396	$10,758	$20,439	$21,886
Net loan charge-offs (recoveries):
Commercial:
Business	36	(14)	318	22	415
Real estate-construction and land	(297)	(36)	(207)	(333)	(742)
Real estate-business	(40)	(205)	(10)	(245)	(49)
Commercial net loan charge-offs (recoveries)	(301)	(255)	101	(556)	(376)
Personal Banking:
Real estate-personal	(95)	57	(131)	(38)	(112)
Consumer	1,862	2,528	2,642	4,390	4,738
Revolving home equity	—	56	104	56	111
Consumer credit card	8,251	7,566	7,750	15,817	14,898
Overdrafts	326	444	292	770	727
Personal banking net loan charge-offs	10,344	10,651	10,657	20,995	20,362
Total net loan charge-offs	$10,043	$10,396	$10,758	$20,439	$19,986

	Three Months Ended			Six Months Ended June 30
	June 30, 2018	Mar. 31, 2018	June 30, 2017	2018	2017
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	—%	—%	.03%	—%	.02%
Real estate-construction and land	(.12)	(.02)	(.10)	(.07)	(.18)
Real estate-business	(.01)	(.03)	—	(.02)	—
Commercial net loan charge-offs (recoveries)	(.01)	(.01)	—	(.01)	(.01)
Personal Banking:
Real estate-personal	(.02)	.01	(.03)	—	(.01)
Consumer	.37	.49	.53	.43	.48
Revolving home equity	—	.06	.10	.03	.06
Consumer credit card	4.39	4.05	4.25	4.22	4.06
Overdrafts	29.08	38.91	26.00	34.04	33.73
Personal banking net loan charge-offs	.79	.82	.83	.80	.80
Total annualized net loan charge-offs	.29%	.30%	.32%	.30%	.30%
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

Net loan charge-offs in the second quarter of 2018 amounted to $10.0 million, compared with $10.4 million in the prior quarter and $10.8 million in the second quarter of last year. During the second quarter of 2018, the Company recorded net recoveries on construction loans of $297 thousand, compared to net recoveries of $36 thousand in the prior quarter. Additionally, net loan charge-offs on consumer loans declined $666 thousand in the second quarter of 2018 compared to the prior quarter, and the Company also recorded lower net charge-offs on personal real estate, overdraft, and revolving home equity loans. These decreases in net loan charge-offs were partially offset by $685 thousand of higher net charge-offs on consumer credit card loans in the second quarter of 2018 compared to the prior quarter, as well as higher net charge-offs on business real-estate loans.

For the three months ended June 30, 2018, annualized net charge-offs on average consumer credit card loans totaled 4.39%, compared to 4.05% in the previous quarter and 4.25% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .37%, compared to .49% in the prior quarter and .53% in the same period last year.  Annualized net charge-offs on personal real estate loans also remained low this quarter.  In the second quarter of 2018, total annualized net loan charge-offs were .29%, compared to .30% in the previous quarter and .32% in the same period last year.

In the current quarter, the provision for loan losses totaled $10.0 million, a decrease of $353 thousand from $10.4 million in the prior quarter. The provision for loan losses in both the current and prior quarters matched net loan charge-offs. During the second quarter of 2017, the provision for loan losses totaled $10.8 million and matched net loan charge-offs for the period.

For the six months ended June 30, 2018, net loan charge-offs amounted to $20.4 million, compared to $20.0 million in the same period last year. During the first six months of 2018, the Company recorded net recoveries of $556 thousand on commercial loans, compared to net recoveries of $376 thousand in the first six months of 2017. Additionally, consumer loan net charge-offs declined $348 thousand in the first six months of 2018 compared to the first six months of the prior year, but the decrease was offset by $919 thousand of higher net charge-offs on consumer credit card loans. The provision expense for the first six months of 2018 was $20.4 million and matched net loan charge-offs. The provision expense for the first six months of 2017 was $21.9 million and exceeded net loan charge-offs for the period by $1.9 million.

At June 30, 2018, the allowance for loan losses amounted to $159.5 million, unchanged from December 31, 2017, and was 1.14% of total loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2018.

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

(Dollars in thousands)	June 30, 2018	December 31, 2017
Non-accrual loans	$9,472	$11,983
Foreclosed real estate	1,039	681
Total non-performing assets	$10,511	$12,664
Non-performing assets as a percentage of total loans	.08%	.09%
Non-performing assets as a percentage of total assets	.04%	.05%
Total loans past due 90 days and still accruing interest	$13,453	$18,127

Non-accrual loans, which are also classified as impaired, totaled $9.5 million at June 30, 2018, and decreased $2.5 million from balances at December 31, 2017. The decrease occurred mainly in consumer and business loans, which decreased $834 thousand and $833 thousand, respectively. At June 30, 2018, non-accrual loans were comprised mainly of business (54.0%), business real estate (26.0%), and personal real estate (19.9%) loans. Foreclosed real estate totaled $1.0 million at June 30, 2018, an increase of $358 thousand when compared to December 31, 2017. Total loans past due 90 days or more and still accruing interest were $13.5 million as of June 30, 2018, a decrease of $4.7 million when compared to December 31, 2017. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $202.4 million at June 30, 2018 compared with $213.4 million at December 31, 2017, resulting in a decrease of $11.0 million, or 5.1%.

(In thousands)	June 30, 2018	December 31, 2017
Potential problem loans:
Business	$154,797	$153,417
Real estate – construction and land	2,153	2,702
Real estate – business	43,180	51,134
Real estate – personal	2,280	6,121
Total potential problem loans	$202,410	$213,374

At June 30, 2018, the Company had $106.6 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $86.9 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.9% of total loans outstanding at June 30, 2018. The largest component of construction and land loans was commercial construction, which decreased $2.2 million during the six months ended June 30, 2018. At June 30, 2018, multi-family residential construction loans totaled approximately $226.2 million, or 31.6% of the commercial construction loan portfolio, compared to $252.8 million, or 35.2%, at December 31, 2017.

(Dollars in thousands)	June 30, 2018	% of Total	% of Total Loans	December 31, 2017	% of Total	% of Total Loans
Residential land and land development	$78,899	8.2%	.6%	$81,859	8.5%	.6%
Residential construction	124,394	12.9	.9	121,138	12.5	.9
Commercial land and land development	48,756	5.0	.3	48,474	5.0	.3
Commercial construction	715,102	73.9	5.1	717,349	74.0	5.1
Total real estate - construction and land loans	$967,151	100.0%	6.9%	$968,820	100.0%	6.9%

Real Estate – Business Loans
Total business real estate loans were $2.7 billion at June 30, 2018 and comprised 19.5% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2018, 37.6% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	June 30, 2018	% of Total	% of Total Loans	December 31, 2017	% of Total	% of Total Loans
Owner-occupied	$1,024,291	37.6%	7.3%	$1,010,786	37.5%	7.2%
Multi-family	356,044	13.1	2.6	298,605	11.1	2.1
Office	354,704	13.0	2.5	373,301	13.8	2.7
Retail	298,277	10.9	2.0	338,937	12.6	2.4
Hotels	202,488	7.4	1.5	181,704	6.7	1.3
Farm	163,273	6.0	1.2	161,972	6.0	1.2
Industrial	69,056	2.5	.5	73,078	2.7	.5
Other	259,447	9.5	1.9	259,069	9.6	1.9
Total real estate - business loans	$2,727,580	100.0%	19.5%	$2,697,452	100.0%	19.3%

Real Estate – Personal Loans
The Company's $2.1 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 51, recent loss rates have remained low. At June 30, 2018, loans past due over 30 days decreased $1.2 million, and non-accrual loans decreased $573 thousand compared to December 31, 2017. Also, as shown in Note 2, only 3.1% of this portfolio has FICO scores of less than 660. Approximately $30.8 million, or 1.5%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At June 30, 2018, loans with no mortgage insurance and an original LTV higher than 80% totaled $182.9 million compared to $183.6 million at December 31, 2017.

Revolving Home Equity Loans
The Company had $374.6 million in revolving home equity loans at June 30, 2018 that were generally collateralized by residential real estate. Most of these loans (92.2%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2018, the outstanding principal of loans with an original LTV higher than 80% was $46.3 million, or 12.4% of the portfolio, compared to $51.3 million as of December 31, 2017. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $1.7 million at June 30, 2018 compared to $3.2 million at December 31, 2017.  The weighted average FICO score for the total current portfolio balance is 794. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2018 through 2020, approximately 10% of the Company's current outstanding balances are expected to mature. Of these balances, approximately

94% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Outstanding balances for auto loans were $952.1 million and $1.0 billion at June 30, 2018 and December 31, 2017, respectively. The balances over 30 days past due amounted to $13.1 million at June 30, 2018 compared to $18.4 million at the end of 2017, and comprised 1.4% and 1.8% of the outstanding balances of these loans at June 30, 2018 and December 31, 2017, respectively. For the six months ended June 30, 2018, $199.1 million of new auto loans were originated, compared to $239.7 million during the first six months of 2017.  At June 30, 2018, the automobile loan portfolio had a weighted average FICO score of 756.

Outstanding balances for motorcycle loans were $110.3 million at June 30, 2018, compared to $129.5 million at December 31, 2017. The balances over 30 days past due amounted to $1.6 million and $2.5 million at June 30, 2018 and December 31, 2017, respectively, and comprised 1.5% of the outstanding balance of these loans at June 30, 2018, compared to 1.9% at December 31, 2017. During the first six months of 2018, new motorcycle loan originations totaled $10.0 million compared to $55.3 million during the full year of 2017.

The Company's balance of marine and RV loans totaled $60.9 million at June 30, 2018, compared to $71.8 million at December 31, 2017, and the balances over 30 days past due amounted to $2.6 million at both June 30, 2018 and December 31, 2017. The net charge-offs on marine and RV loans decreased from $741 thousand in the first six months of 2017 to $198 thousand in the first six months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2018 of $775.2 million in consumer credit card loans outstanding, approximately $177.1 million, or 23%, carried a low promotional rate. Within the next six months, $57.4 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $134.3 million at June 30, 2018, as shown in the table below.

(In thousands)	June 30, 2018	December 31, 2017	Unfunded commitments at June 30, 2018
Extraction	$97,049	$86,040	$47,442
Mid-stream shipping and storage	4,796	9,310	50,700
Downstream distribution and refining	19,415	25,329	20,976
Support activities	13,021	13,811	13,953
Total energy lending portfolio	$134,281	$134,490	$133,071

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $870.3 million at June 30, 2018, compared to $1.1 billion at December 31, 2017. Additional unfunded commitments at June 30, 2018 totaled $1.1 billion.

Income Taxes
Income tax expense was $29.5 million in the second quarter of 2018, compared to $23.3 million in the first quarter of 2018 and $33.2 million in the second quarter of 2017. The Company's effective tax rate, including the effect of non-controlling interest, was 21.1% in the second quarter of 2018, compared to 18.7% in the first quarter of 2018 and 29.6% in the second quarter of 2017. For the six months ended June 30, 2018, income tax expense was $52.8 million, compared to $58.1 million in the first six months ended June 30 2017. The Company's effective tax rate, including the effect of non-controlling interest, was 20.0% in the first six months of 2018, compared to 27.9% in the first six months of the prior year. Beginning in 2018, new tax reform legislation lowered the federal tax rate from 35% to 21%, which resulted in the lower effective tax rate in the first and second quarters of 2018. The effective tax rate in the first quarter is also typically lower than in other quarters due to the recognition of share-based excess tax benefits as a reduction to income tax expense. These benefits result from transactions relating to equity award vesting, most of which occur in the first quarter of each year.

Financial Condition

Balance Sheet
Total assets of the Company were $24.5 billion at June 30, 2018 and $24.8 billion at December 31, 2017. Earning assets (excluding the allowance for loan losses and fair value adjustments on debt securities) amounted to $23.5 billion at June 30, 2018 and $23.7 billion at December 31, 2017, and consisted of 59% in loans and 37% in investment securities.

At June 30, 2018, total loans decreased $30.6 million, or .2%, compared with balances at December 31, 2017. This decrease was mainly due to decline in consumer loans, which decreased $91.8 million. Consumer loans, which includes automobile, marine and RV, fixed rate home equity, and other consumer loans, decreased largely because of declines in automobile lending activity. Lower demand for auto loans, coupled with the sale of $25.9 million of loans to another financial institution in the second quarter of 2018, decreased auto loan balances $57.7 million at June 30, 2018 compared to balances at December 31, 2017. Marine and RV loans continued to run off during the period, decreasing $11.0 million, and lower demand for fixed home equity loans decreased balances $15.5 million. However, patient health care loans increased $16.9 million. Business loans increased $31.7 million during the first six months of the year, primarily due to higher commercial and industrial lending activity, partly offset by lower tax-free lending. Business real estate loans grew by $30.1 million over year end balances due to growth in multi-family residential projects, while personal real estate loan balances increased $39.8 million during the first six months of 2018. The Company sold $87.7 million of longer-term fixed rate loans during the first six months of both 2018 and 2017. Consumer credit card loans and revolving home equity loans declined $8.7 million and $26.0 million, respectively.

Available for sale investment securities, excluding fair value adjustments, decreased $188.7 million at June 30, 2018 compared to December 31, 2017. Purchases of securities during this period totaled $787.9 million, offset by sales, maturities, and pay downs of $964.8 million. The largest decreases in outstanding balances occurred in asset-backed securities, state and municipal obligations, and government-sponsored enterprise obligations, which decreased $143.9 million, $213.9 million, and $91.3 million, respectively. These decreases were partially offset by increases in agency mortgage-backed and non-agency mortgage-backed securities of $148.1 million and $115.6 million, respectively. At June 30, 2018, the duration of the investment portfolio was 3.2 years, and maturities and pay downs of approximately $1.2 billion are expected to occur during the next 12 months.

Equity securities decreased $46.1 million at June 30, 2018 compared to December 31, 2017. The decline in equity securities during the first six months of 2018 was due to a third party merger transaction in June 2018, in which the majority of these securities were redeemed for cash of $39.9 million.
Total deposits at June 30, 2018 amounted to $20.3 billion and decreased $103.9 million compared to December 31, 2017. The decrease in deposits resulted mainly from a decline in business demand (decrease of $262.8 million), but was partly offset by growth in savings, interest checking, and money market accounts (increase of $262.2 million). The Company’s borrowings totaled $1.2 billion at June 30, 2018, a decline of $332.8 million from balances at December 31, 2017, mainly due to fewer customer repurchase agreements.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2018	March 31, 2018	December 31, 2017
Liquid assets:
Available for sale debt securities	$8,412,376	$8,432,180	$8,725,442
Federal funds sold	31,500	17,000	42,775
Long-term securities purchased under agreements to resell	700,000	700,000	700,000
Balances at the Federal Reserve Bank	114,947	134,697	30,631
Total	$9,258,823	$9,283,877	$9,498,848

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $31.5 million as of June 30, 2018. Long-term resale agreements, maturing through 2021, totaled $700.0 million at June 30, 2018. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $713.1 million in fair value at June 30, 2018. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $114.9 million at June 30, 2018. The fair value of the available for sale debt portfolio was $8.4 billion at June 30, 2018 and included an unrealized net loss in fair value of $114.4 million. The total net unrealized loss included net losses of $85.9 million on mortgage-backed and asset-backed securities, $14.2 million on U.S. government and federal agency obligations, $5.6 million on government-sponsored enterprise obligations, and $9.1 million on other debt securities.

Approximately $1.2 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2018	March 31, 2018	December 31, 2017
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$75,583	$81,419	$84,946
FHLB borrowings and letters of credit	11,360	12,247	13,332
Securities sold under agreements to repurchase *	1,623,193	1,719,583	2,001,401
Other deposits and swaps	2,043,502	1,856,778	1,679,024
Total pledged securities	3,753,638	3,670,027	3,778,703
Unpledged and available for pledging	3,249,559	3,332,768	3,346,826
Ineligible for pledging	1,409,179	1,429,385	1,599,913
Total available for sale debt securities, at fair value	$8,412,376	$8,432,180	$8,725,442
* Includes securities pledged for collateral swaps, as discussed in Note 11 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2018, such deposits totaled $18.6 billion and represented 91.7% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.1 billion at June 30, 2018. These accounts are normally considered more volatile and higher costing and comprised 5.3% of total deposits at June 30, 2018.

(In thousands)	June 30, 2018	March 31, 2018	December 31, 2017
Core deposit base:
Non-interest bearing	$6,876,756	$6,953,430	$7,158,962
Interest checking	1,592,848	1,447,556	1,533,904
Savings and money market	10,168,984	10,380,582	9,965,716
Total	$18,638,588	$18,781,568	$18,658,582

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	June 30, 2018	March 31, 2018	December 31, 2017
Borrowings:
Federal funds purchased	$131,685	$104,940	$202,370
Securities sold under agreements to repurchase	1,035,074	1,027,389	1,304,768
FHLB advances	—	—	—
Other debt	9,291	9,214	1,758
Total	$1,176,050	$1,141,543	$1,508,896

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.2 billion, which generally mature overnight.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2018.

	June 30, 2018
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,454,301	$1,318,514	$3,772,815
Advances outstanding	—	—	—
Letters of credit issued	(215,423)	—	(215,423)
Available for future advances	$2,238,878	$1,318,514	$3,557,392

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $23.2 million during the first six months of 2018, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $288.1 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $252.9 million. Activity in the investment securities portfolio provided cash of $256.8 million from sales, maturities and pay downs (net of purchases). Financing activities used cash of $517.7 million, largely resulting from a decrease of $340.4 million in federal funds purchased and securities sold under agreements to repurchase and dividend payments of $54.7 million on common and preferred stock. A net decrease in deposit balances resulted in a cash outflow of $111.1 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2018 and December 31, 2017, as shown in the following table.

(Dollars in thousands)	June 30, 2018	December 31, 2017	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$18,932,765	$19,149,949
Tier I common risk-based capital	2,596,487	2,422,480
Tier I risk-based capital	2,741,271	2,567,264
Total risk-based capital	2,901,878	2,747,863
Tier I common risk-based capital ratio	13.71%	12.65%	7.00%	6.50%
Tier I risk-based capital ratio	14.48%	13.41%	8.50%	8.00%
Total risk-based capital ratio	15.33%	14.35%	10.50%	10.00%
Tier I leverage ratio	11.18%	10.39%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market. The Company purchased 322,448 shares at an average price of $59.14 during the six months ended June 30, 2018, which were related to both open market purchases and stock-based compensation transactions. At June 30, 2018, 3,121,075 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.235 per share cash dividend on its common stock in both the first and second quarters of 2018, which was a 9.8% increase compared to its 2017 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2018 totaled $10.8 billion (including approximately $5.2 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $377.5 million and $4.3 million, respectively, at June 30, 2018. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.2 million at June 30, 2018.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first six months of 2018, purchases and sales of tax credits amounted to $37.6 million and $41.2 million, respectively. Fees from sales of tax credits were $2.3 million for six months ended June 30, 2018, compared to $1.9 million in the same period last year. At June 30, 2018, the Company expected to fund outstanding purchase commitments of $87.7 million during the remainder of 2018.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2018 and 2017.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2018
Net interest income	$144,908	$167,816	$23,302	$336,026	$67,825	$403,851
Provision for loan losses	(20,924)	488	(48)	(20,484)	45	(20,439)
Non-interest income	62,332	100,862	84,997	248,191	(3,651)	244,540
Investment securities gains, net	—	—	—	—	2,335	2,335
Non-interest expense	(142,266)	(148,158)	(62,113)	(352,537)	(11,600)	(364,137)
Income before income taxes	$44,050	$121,008	$46,138	$211,196	$54,954	$266,150
Six Months Ended June 30, 2017
Net interest income	$136,628	$162,007	$23,778	$322,413	$38,667	$361,080
Provision for loan losses	(20,464)	624	1	(19,839)	(2,047)	(21,886)
Non-interest income	56,780	90,998	76,558	224,336	657	224,993
Investment securities gains, net	—	—	—	—	879	879
Non-interest expense	(135,791)	(142,499)	(59,813)	(338,103)	(18,164)	(356,267)
Income before income taxes	$37,153	$111,130	$40,524	$188,807	$19,992	$208,799
Increase in income before income taxes:
Amount	$6,897	$9,878	$5,614	$22,389	$34,962	$57,351
Percent	18.6%	8.9%	13.9%	11.9%	174.9%	27.5%

Consumer
For the six months ended June 30, 2018, income before income taxes for the Consumer segment increased $6.9 million, or 18.6%, compared to the first six months of 2017. This increase in income before taxes was mainly due to growth in net interest income of $8.3 million, or 6.1%, and non-interest income of $5.6 million, or 9.8%. These increases to income were partly offset by higher non-interest expense of $6.5 million, or 4.8%, and an increase in the provision for loan losses of $460 thousand, or 2.2%. Net interest income increased due to a $6.0 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and growth of $2.6 million in loan interest income. Non-interest income increased mainly due to growth in debit card fees and deposit fees (mainly deposit account service fees and overdraft and return item fees). Non-interest expense increased over the same period in the previous year due to higher allocated servicing and support costs, mainly marketing, online banking and information technology. The provision for loan losses totaled $20.9 million, a $460 thousand increase over the first six months of 2017, which was mainly due to higher consumer credit card loan and personal loan net charge-offs, partly offset by lower marine and RV loan net charge-offs.

Commercial
For the six months ended June 30, 2018, income before income taxes for the Commercial segment increased $9.9 million, or 8.9%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and non-interest income. These increases to income were partly offset by higher non-interest expense. Net interest income increased $5.8 million, or 3.6%, due to a $32.6 million increase in loan interest income, partly offset by a decline of $17.6 million in net allocated funding credits and higher interest expense of $9.2 million on deposits and customer repurchase agreements. Non-interest income increased $9.9 million, or 10.8%, over the previous year due to higher corporate card fees, swap fees, and deposit account fees (mainly corporate cash management fees). These increases were partly offset by lower gains on sales of leased assets to customers upon lease termination. Non-interest expense increased $5.7 million, or 4.0%, mainly due to increases in allocated service and support costs (mainly deposit operations, information technology, and commercial sales and product support fees). In addition, salaries expense and data processing expense increased over the prior year. The provision for loan losses increased $136 thousand over the same period last year, due to lower net recoveries on construction loans. This increase was partly offset by lower net charge-offs on commercial card loans and higher net recoveries on business real estate loans.

Wealth
Wealth segment pre-tax profitability for the six months ended June 30, 2018 increased $5.6 million, or 13.9%, over the same period in the previous year. Net interest income decreased $476 thousand, or 2.0%, mainly due to a decline in net allocated funding credits, partly offset by an increase in loan interest income. Non-interest income increased $8.4 million, or 11.0%, over the prior year largely due to higher private client and institutional trust fees and cash sweep commissions. These increases were partly offset by write downs on software costs. Non-interest expense increased $2.3 million, or 3.8%, mainly due to higher salary and benefit costs, trust losses, and allocated support and corporate management fee costs, partly offset by lower professional fees expense. The provision for loan losses increased $49 thousand, mainly due to higher personal real estate loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $35.0 million. This increase was mainly due to higher unallocated net interest income of $29.2 million and lower non-interest expense of $6.6 million, partly offset by lower non-interest income of $4.3 million. Unallocated securities gains were $2.3 million in the first six months of 2018 compared to gains of $879 thousand in 2017. Also, the unallocated loan loss provision decreased $2.1 million, as the provision was $1.9 million in excess of charge-offs in the first six months of 2017, while the provision equaled charge-offs during the first six months of 2018.

Impact of Recently Issued Accounting Standards

Derivatives The FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities", in August 2017. The ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These improvements allow the hedging of risk components, ease restrictions on the measurement of the change in fair value of the hedged item, aligns the recognition and presentation of the effects of the hedging instrument and the hedged item, and otherwise simplify hedge accounting guidance. The amendments are effective January 1, 2019 but may be adopted early in any interim period. The Company adopted the ASU on January 1, 2018, but as the Company did not utilize hedge accounting on that date, the Company's consolidated financial statements were not affected by the adoption.

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

Leases In February 2016, the FASB issued ASU 2016-02, "Leases", in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The amendments in the ASU are effective for interim and annual periods beginning January 1, 2019. The Company is the lessee in approximately 200 lease agreements.  At December 31, 2017, future minimum lease payments for operating leases totaled $34 million.  The Company is in the process of installing new lease accounting software to comply with the new accounting requirements and has reviewed all existing lease agreements for which the new accounting standard is to be applied.  Also, the Company is developing methodologies and processes to estimate and account for right-of-use assets and lease liabilities, which are based on the present value of future lease payments.

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

Financial Instruments ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", was issued in June 2016. Its implementation will result in a new loan loss accounting framework, also known as the current expected credit loss (CECL) model. CECL requires credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities to be recorded at the time of origination. Under the current incurred loss model, losses are recorded when it is probable that a loss event has occurred. The new standard will require significant operational changes, especially in data collection and analysis. The ASU is effective for interim and annual periods beginning January 1, 2020, and is expected to increase the allowance upon adoption. In the second quarter of 2017, the Company formed a working group and contracted with a software supplier to assist in the data collection and calculation of the allowance for loan losses under the new model.  Historical loan data has been collected in this software system and a CECL working group is actively working with outside professionals to select various model inputs such as loans segments, modeling methods and other data as required under the CECL model, which would allow for proforma calculations to occur later this year.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2018 and 2017

	Second Quarter 2018			Second Quarter 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,962,171	$45,614	3.69%	$4,827,439	$38,606	3.21%
Real estate — construction and land	971,854	12,254	5.06	862,479	9,256	4.30
Real estate — business	2,726,697	28,706	4.22	2,701,144	25,219	3.74
Real estate — personal	2,078,972	19,916	3.84	2,003,997	18,602	3.72
Consumer	2,025,585	22,181	4.39	1,997,761	19,614	3.94
Revolving home equity	378,366	4,252	4.51	399,730	3,822	3.84
Consumer credit card	754,199	22,661	12.05	731,471	21,705	11.90
Overdrafts	4,497	—	—	4,505	—	—
Total loans	13,902,341	155,584	4.49	13,528,526	136,824	4.06
Loans held for sale	22,202	372	6.72	18,341	263	5.75
Investment securities:
U.S. government and federal agency obligations	923,183	7,328	3.18	910,821	5,731	2.52
Government-sponsored enterprise obligations	354,156	1,661	1.88	450,362	1,782	1.59
State and municipal obligations(A)	1,394,766	10,634	3.06	1,771,674	15,924	3.61
Mortgage-backed securities	4,067,152	26,385	2.60	3,708,124	21,702	2.35
Asset-backed securities	1,407,300	8,134	2.32	2,335,344	10,037	1.72
Other debt securities	340,246	2,229	2.63	320,869	2,033	2.54
Trading debt securities(A)	26,101	205	3.15	21,062	142	2.70
Equity securities(A)	47,179	10,548	89.68	53,162	526	3.97
Other securities(A)	108,563	1,807	6.68	99,545	2,605	10.50
Total investment securities	8,668,646	68,931	3.19	9,670,963	60,482	2.50
Federal funds sold and short-term securities
purchased under agreements to resell	36,791	177	1.93	13,115	37	1.13
Long-term securities purchased
under agreements to resell	700,000	3,785	2.17	665,655	3,684	2.22
Interest earning deposits with banks	353,607	1,590	1.80	139,061	362	1.04
Total interest earning assets	23,683,587	230,439	3.90	24,035,661	201,652	3.36
Allowance for loan losses	(158,664)			(157,003)
Unrealized gain (loss) on debt securities	(122,114)			57,547
Cash and due from banks	357,074			349,132
Land, buildings and equipment, net	342,778			344,310
Other assets	419,602			413,086
Total assets	$24,522,263			$25,042,733
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$881,045	239.11		$831,038	240.12
Interest checking and money market	10,850,123	6,280.23		10,667,042	4,102.15
Time open & C.D.'s of less than $100,000	609,011	694.46		688,047	674.39
Time open & C.D.'s of $100,000 and over	1,134,900	3,483	1.23	1,510,001	2,822.75
Total interest bearing deposits	13,475,079	10,696.32		13,696,128	7,838.23
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,339,278	3,956	1.18	1,363,031	2,038.60
Other borrowings	1,913	12	2.52	105,311	911	3.47
Total borrowings	1,341,191	3,968	1.19	1,468,342	2,949.81
Total interest bearing liabilities	14,816,270	14,664.40%		15,164,470	10,787.29%
Non-interest bearing deposits	6,749,104			7,065,849
Other liabilities	229,080			203,139
Equity	2,727,809			2,609,275
Total liabilities and equity	$24,522,263			$25,042,733
Net interest margin (T/E)		$215,775			$190,865
Net yield on interest earning assets			3.65%			3.18%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21% in 2018 and 35% in prior periods.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2018 and 2017

	Six Months 2018			Six Months 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,948,472	$87,909	3.58%	$4,866,837	$75,192	3.12%
Real estate — construction and land	961,947	23,268	4.88	845,343	17,126	4.09
Real estate — business	2,730,235	56,090	4.14	2,673,491	48,915	3.69
Real estate — personal	2,070,574	39,258	3.82	2,008,203	37,175	3.73
Consumer	2,048,748	43,913	4.32	1,986,391	38,545	3.91
Revolving home equity	385,507	8,371	4.38	402,565	7,464	3.74
Consumer credit card	755,936	45,200	12.06	739,582	43,208	11.78
Overdrafts	4,562	—	—	4,346	—	—
Total loans	13,905,981	304,009	4.41	13,526,758	267,625	3.99
Loans held for sale	20,667	676	6.60	15,174	459	6.10
Investment securities:
U.S. government and federal agency obligations	919,937	12,116	2.66	912,140	10,445	2.31
Government-sponsored enterprise obligations	379,776	3,497	1.86	450,425	3,541	1.59
State and municipal obligations(A)	1,453,677	22,040	3.06	1,777,357	31,991	3.63
Mortgage-backed securities	3,996,918	51,780	2.61	3,734,065	43,800	2.37
Asset-backed securities	1,438,222	15,777	2.21	2,347,427	19,517	1.68
Other debt securities	341,029	4,461	2.64	323,921	4,099	2.55
Trading debt securities(A)	24,045	353	2.96	23,102	314	2.74
Equity securities(A)	48,834	11,002	45.43	54,634	1,078	3.98
Other securities(A)	104,799	3,483	6.70	99,004	7,533	15.34
Total investment securities	8,707,237	124,509	2.88	9,722,075	122,318	2.54
Federal funds sold and short-term securities
purchased under agreements to resell	40,544	357	1.78	11,510	60	1.05
Long-term securities purchased
under agreements to resell	700,000	7,899	2.28	695,164	7,477	2.17
Interest earning deposits with banks	314,012	2,730	1.75	173,263	759.88
Total interest earning assets	23,688,441	440,180	3.75	24,143,944	398,698	3.33
Allowance for loan losses	(158,721)			(156,170)
Unrealized gain (loss) on debt securities	(82,894)			36,283
Cash and due from banks	360,279			362,723
Land, buildings and equipment, net	343,859			345,115
Other assets	428,118			415,036
Total assets	$24,579,082			$25,146,931
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$860,089	484.11		$813,464	486.12
Interest checking and money market	10,794,286	11,624.22		10,635,689	7,746.15
Time open & C.D.'s of less than $100,000	617,120	1,356.44		696,544	1,318.38
Time open & C.D.'s of $100,000 and over	1,134,549	6,322	1.12	1,590,118	5,585.71
Total interest bearing deposits	13,406,044	19,786.30		13,735,815	15,135.22
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,449,314	7,957	1.11	1,359,692	3,577.53
Other borrowings	1,913	24	2.53	103,670	1,799	3.50
Total borrowings	1,451,227	7,981	1.11	1,463,362	5,376.74
Total interest bearing liabilities	14,857,271	27,767.38%		15,199,177	20,511.27%
Non-interest bearing deposits	6,786,693			7,155,774
Other liabilities	213,824			218,556
Equity	2,721,294			2,573,424
Total liabilities and equity	$24,579,082			$25,146,931
Net interest margin (T/E)		$412,413			$378,187
Net yield on interest earning assets			3.51%			3.16%
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

The tables below compute the effects of gradual shifts in interest rates over a twelve month period on the Company’s net interest income, assuming a static balance sheet with the exception of deposit attrition. The difference between the two simulations is the amount of deposit attrition incorporated, which is shown in the tables below. In both simulations, three rising rate scenarios and one falling rates scenario were selected as shown in the tables, and net interest income was calculated and compared to a base scenario in which assets, liabilities and rates remained constant over a twelve month period.  For each of the simulations, interest rates applicable to each interest earning asset or interest bearing liability were ratably increased or decreased during the year (by either 100, 200 or 300 basis points).  The balances contained in the balance sheet were assumed not to change over the twelve month period, except that as presented in the tables below, it was assumed certain non-maturity type deposit attrition would occur, as a result of higher interest rates, and would be replaced with short-term federal funds borrowings.

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

Simulation A	June 30, 2018			March 31, 2018
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(.2)	(.02)%	$(339.6)	$(2.3)	(.30)%	$(329.7)
200 basis points rising	2.0	.24	(234.1)	1.9	.23	(230.4)
100 basis points rising	2.5	.31	(120.3)	3.0	.38	(121.5)
100 basis points falling	(18.7)	(2.32)	131.8	(28.5)	(3.96)	122.7

Simulation B	June 30, 2018			March 31, 2018
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(21.4)	(2.65)%	$(933.9)	$(23.3)	(3.01)%	$(966.1)
200 basis points rising	(16.8)	(2.09)	(830.0)	(16.7)	(2.15)	(867.1)
100 basis points rising	(13.9)	(1.72)	(717.9)	(13.0)	(1.68)	(759.1)

The difference in these two simulations is the degree in which deposits are modeled to decline in a rising rate environment, as noted in the above table.  Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Simulation B assumes a much larger deposit attrition factor with deposits declining $933.9 million in the 300 basis points scenario compared with a decline of $339.6 million in deposits under Simulation A.  The 100 basis points falling rate scenario is used in both Simulation A and B and the scenario assumes that deposits would increase by $131.8 million due to greater customer deposit liquidity.

Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $2.5 million, while a gradual increase in rates of 200 basis points would increase net interest income by $2.0 million.  An increase in rates of 300 basis points would result in a decrease in net interest income of $197 thousand, while a decrease in rates of 100 basis points would result in a decrease in net interest income of $18.7 million. The change in net interest income from the base calculation at June 30, 2018 was higher than projections made in the prior quarter for both the 200 and 300 basis points rising scenarios mainly due to lower deposits and borrowings balances in the current quarter, which kept funding costs lower in a rising rate environment than in previous projections.  Under the 100 basis point rising rate scenario, deposit attrition was lower, and higher rates on deposits provided a greater increase in funding costs than in the prior quarter’s projection. As a result, increased deposit expense resulted in a smaller increase in net interest income this quarter than the previous quarter for the 100 basis point rising rate scenario.  Under the 100 basis point falling rate scenario, net income is reduced by $18.7 million mainly due to the fact that rates on loans declined faster than rates paid on deposits.  Furthermore, under this scenario, deposits are projected to grow $131.8 million, with these proceeds invested in lower-earning assets.

Simulation B utilizes similar assumptions to Simulation A but assumes greater deposit attrition under rising rate scenarios. Doing so provides greater stress on projected net interest income to enable better analysis on interest rate risk.  Under the rising rate scenarios in Simulation B, net interest income declines more than in Simulation A as more expensive short-term borrowings are assumed to replace the declining deposit balances.  The results under Simulation B were only slightly different than in the prior quarter mainly due to higher loan balances and lower deposit balances in the current quarter.  The falling rate scenario in Simulation B would approximate the results in Simulation A, as the same assumptions are utilized in both simulations.

Projecting deposit activity in a period of historically low interest rates is difficult, and the Company cannot predict how deposits will actually react to rising rates.  The simulations above provide insight into potential effects of changes in rates and deposit levels on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 — 30, 2018	28,515	$62.79	28,515	3,124,324
May 1 — 31, 2018	2,144	$64.25	2,144	3,122,180
June 1 — 30, 2018	1,105	$66.53	1,105	3,121,075
Total	31,764	$63.02	31,764	3,121,075

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 3,121,075 shares remained available for purchase at June 30, 2018.

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

Date: August 6, 2018

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 6, 2018