Form 10-Q
period 2018-09-30
COMMERCE BANCSHARES INC /MO/
filed 2018-11-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended September 30, 2018

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 1, 2018, the registrant had outstanding 106,227,582 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
ASSETS
Loans	$13,955,559	$13,983,674
Allowance for loan losses	(159,732)	(159,532)
Net loans	13,795,827	13,824,142
Loans held for sale (including $10,256,000 and $15,327,000 of residential mortgage loans carried at fair value at September 30, 2018 and December 31, 2017, respectively)	16,890	21,398
Investment securities:
Available for sale debt ($553,227,000 and $662,515,000 pledged at September 30, 2018 and
December 31, 2017, respectively, to secure swap and repurchase agreements)	8,674,986	8,725,442
Trading debt	19,676	18,269
Equity	4,467	50,591
Other	127,120	99,005
Total investment securities	8,826,249	8,893,307
Federal funds sold and short-term securities purchased under agreements to resell	14,375	42,775
Long-term securities purchased under agreements to resell	700,000	700,000
Interest earning deposits with banks	334,752	30,631
Cash and due from banks	443,004	438,439
Land, buildings and equipment, net	331,869	335,110
Goodwill	138,921	138,921
Other intangible assets, net	8,470	7,618
Other assets	452,035	401,074
Total assets	$25,062,392	$24,833,415
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,728,605	$7,158,962
Savings, interest checking and money market	11,733,057	11,499,620
Time open and C.D.'s of less than $100,000	585,765	634,646
Time open and C.D.'s of $100,000 and over	1,086,193	1,132,218
Total deposits	20,133,620	20,425,446
Federal funds purchased and securities sold under agreements to repurchase	1,862,117	1,507,138
Other borrowings	1,534	1,758
Other liabilities	257,311	180,889
Total liabilities	22,254,582	22,115,231
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 107,081,397 shares	535,407	535,407
Capital surplus	1,804,031	1,815,360
Retained earnings	493,641	221,374
Treasury stock of 516,507 shares at September 30, 2018
and 276,968 shares at December 31, 2017, at cost	(33,174)	(14,473)
Accumulated other comprehensive income (loss)	(141,596)	14,108
Total Commerce Bancshares, Inc. stockholders' equity	2,803,093	2,716,560
Non-controlling interest	4,717	1,624
Total equity	2,807,810	2,718,184
Total liabilities and equity	$25,062,392	$24,833,415
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2018	2017	2018	2017
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$159,182	$138,827	$460,332	$401,423
Interest and fees on loans held for sale	315	287	991	746
Interest on investment securities	59,792	50,585	178,598	160,825
Interest on federal funds sold and short-term securities purchased under
agreements to resell	69	78	426	138
Interest on long-term securities purchased under agreements to resell	3,915	3,805	11,814	11,282
Interest on deposits with banks	1,478	662	4,208	1,421
Total interest income	224,751	194,244	656,369	575,835
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	7,230	4,441	19,338	12,673
Time open and C.D.'s of less than $100,000	834	676	2,190	1,994
Time open and C.D.'s of $100,000 and over	3,899	2,784	10,221	8,369
Interest on federal funds purchased and securities sold under
agreements to repurchase	5,022	2,846	12,979	6,423
Interest on other borrowings	12	906	36	2,705
Total interest expense	16,997	11,653	44,764	32,164
Net interest income	207,754	182,591	611,605	543,671
Provision for loan losses	9,999	10,704	30,438	32,590
Net interest income after provision for loan losses	197,755	171,887	581,167	511,081
NON-INTEREST INCOME
Bank card transaction fees	42,427	39,166	127,095	112,212
Trust fees	37,400	34,620	110,498	99,754
Deposit account charges and other fees	23,755	22,659	70,630	67,462
Capital market fees	1,595	1,755	5,878	6,253
Consumer brokerage services	3,884	3,679	11,623	11,054
Loan fees and sales	3,579	3,590	9,670	10,849
Other	11,074	11,418	32,860	34,296
Total non-interest income	123,714	116,887	368,254	341,880
INVESTMENT SECURITIES GAINS (LOSSES), NET	4,306	(3,037)	6,641	(2,158)
NON-INTEREST EXPENSE
Salaries and employee benefits	116,194	111,382	347,677	332,580
Net occupancy	11,631	11,459	34,333	34,332
Equipment	4,592	4,491	13,617	13,876
Supplies and communication	5,103	5,517	15,542	16,672
Data processing and software	22,056	19,968	63,762	59,908
Marketing	4,999	4,676	14,946	12,388
Deposit insurance	3,167	3,479	9,750	10,542
Community service	580	3,006	1,965	8,866
Other	16,737	15,239	47,604	46,320
Total non-interest expense	185,059	179,217	549,196	535,484
Income before income taxes	140,716	106,520	406,866	315,319
Less income taxes	26,647	32,294	79,412	90,402
Net income	114,069	74,226	327,454	224,917
Less non-controlling interest expense (income)	1,493	(338)	3,564	(111)
Net income attributable to Commerce Bancshares, Inc.	112,576	74,564	323,890	225,028
Less preferred stock dividends	2,250	2,250	6,750	6,750
Net income available to common shareholders	$110,326	$72,314	$317,140	$218,278
Net income per common share — basic	$1.03	$.68	$2.97	$2.04
Net income per common share — diluted	$1.03	$.67	$2.96	$2.03
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
	(Unaudited)
Net income	$114,069	$74,226	$327,454	$224,917
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	53	286	(25)	457
Net unrealized gains (losses) on other securities	(32,232)	24,356	(125,442)	54,599
Pension loss amortization	393	349	1,180	1,030
Unrealized losses on cash flow hedge derivatives	(1,029)	—	(1,029)	—
Other comprehensive income (loss)	(32,815)	24,991	(125,316)	56,086
Comprehensive income	81,254	99,217	202,138	281,003
Less non-controlling interest expense (income)	1,493	(338)	3,564	(111)
Comprehensive income attributable to Commerce Bancshares, Inc.	$79,761	$99,555	$198,574	$281,114
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2017	$144,784	$535,407	$1,815,360	$221,374	$(14,473)	$14,108	$1,624	$2,718,184
Adoption of ASU 2018-02				(2,932)		2,932		—
Adoption of ASU 2016-01				33,320		(33,320)		—
Net income				323,890			3,564	327,454
Other comprehensive loss						(125,316)		(125,316)
Distributions to non-controlling interest							(471)	(471)
Purchases of treasury stock					(39,575)			(39,575)
Issuance of stock under purchase and equity compensation plans			(20,884)		20,874			(10)
Stock-based compensation			9,555					9,555
Cash dividends on common stock ($.705 per share)				(75,261)				(75,261)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2018	$144,784	$535,407	$1,804,031	$493,641	$(33,174)	$(141,596)	$4,717	$2,807,810
Balance December 31, 2016	$144,784	$510,015	$1,552,454	$292,849	$(15,294)	$10,975	$5,349	$2,501,132
Adoption of ASU 2016-09			3,441	(2,144)				1,297
Net income				225,028			(111)	224,917
Other comprehensive income						56,086		56,086
Distributions to non-controlling interest							(1,305)	(1,305)
Purchases of treasury stock					(11,320)			(11,320)
Issuance of stock under purchase and equity compensation plans			(16,726)		16,719			(7)
Stock-based compensation			9,149					9,149
Cash dividends on common stock ($.643 per share)				(68,722)				(68,722)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2017	$144,784	$510,015	$1,548,318	$440,261	$(9,895)	$67,061	$3,933	$2,704,477
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2018	2017
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$327,454	$224,917
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,438	32,590
Provision for depreciation and amortization	28,824	29,521
Amortization of investment security premiums, net	18,758	28,173
Investment securities (gains) losses, net (A)	(6,641)	2,158
Net gains on sales of loans held for sale	(4,770)	(6,200)
Originations of loans held for sale	(149,397)	(162,552)
Proceeds from sales of loans held for sale	156,637	164,588
Net (increase) decrease in trading debt securities	(4,886)	7,234
Stock-based compensation	9,555	9,149
Increase in interest receivable	(5,021)	(3,757)
Increase (decrease) in interest payable	689	(223)
Increase in income taxes payable	30,107	201
Other changes, net	14,964	8,511
Net cash provided by operating activities	446,711	334,310
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	193,047	369,036
Proceeds from maturities/pay downs of investment securities (A)	1,222,998	1,384,993
Purchases of investment securities (A)	(1,520,235)	(1,072,782)
Net increase in loans	(3,588)	(364,765)
Long-term securities purchased under agreements to resell	(100,000)	(75,000)
Repayments of long-term securities purchased under agreements to resell	100,000	100,000
Purchases of land, buildings and equipment	(21,358)	(22,853)
Sales of land, buildings and equipment	2,342	2,570
Net cash provided by (used in) investing activities	(126,794)	321,199
FINANCING ACTIVITIES:
Net decrease in non-interest bearing, savings, interest checking and money market deposits	(177,368)	(12,490)
Net decrease in time open and C.D.'s	(94,906)	(424,462)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	354,979	(314,921)
Repayment of long-term borrowings	(224)	(218)
Net increase in short-term borrowings	—	722
Purchases of treasury stock	(39,575)	(11,320)
Issuance of stock under equity compensation plans	(10)	(7)
Cash dividends paid on common stock	(75,261)	(68,722)
Cash dividends paid on preferred stock	(6,750)	(6,750)
Net cash used in financing activities	(39,115)	(838,168)
Increase (decrease) in cash, cash equivalents and restricted cash	280,802	(182,659)
Cash, cash equivalents and restricted cash at beginning of year	524,352	782,435
Cash, cash equivalents and restricted cash at September 30	$805,154	$599,776
(A) Available for sale debt securities, equity securities and other securities
Income tax payments, net	$46,122	$87,449
Interest paid on deposits and borrowings	$44,074	$32,387
Loans transferred to foreclosed real estate	$1,312	$1,166
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $13.0 million and $12.8 million at September 30, 2018 and 2017, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2017 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

•	ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which is discussed further in Note 6 - Pension.

•	ASU 2018-02, Reclassification for Certain Tax Effects from Accumulated Other Comprehensive Income, which is discussed further in Note 8 - Accumulated Other Comprehensive Income.

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held for investment loan portfolio at September 30, 2018 and December 31, 2017 are as follows:

(In thousands)	September 30, 2018	December 31, 2017
Commercial:
Business	$4,966,722	$4,958,554
Real estate – construction and land	999,691	968,820
Real estate – business	2,726,042	2,697,452
Personal Banking:
Real estate – personal	2,120,672	2,062,787
Consumer	1,967,465	2,104,487
Revolving home equity	375,322	400,587
Consumer credit card	788,111	783,864
Overdrafts	11,534	7,123
Total loans	$13,955,559	$13,983,674

At September 30, 2018, loans of $3.7 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.7 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2018 and 2017, respectively, follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$93,851	$65,681	$159,532	$93,704	$65,828	$159,532
Provision	411	9,588	9,999	2	30,436	30,438
Deductions:
Loans charged off	485	12,515	13,000	1,213	39,203	40,416
Less recoveries on loans	314	2,887	3,201	1,598	8,580	10,178
Net loan charge-offs (recoveries)	171	9,628	9,799	(385)	30,623	30,238
Balance September 30, 2018	$94,091	$65,641	$159,732	$94,091	$65,641	$159,732
Balance at beginning of period	$92,739	$65,093	$157,832	$91,361	$64,571	$155,932
Provision	24	10,680	10,704	1,026	31,564	32,590
Deductions:
Loans charged off	378	13,592	13,970	1,455	39,337	40,792
Less recoveries on loans	651	2,615	3,266	2,104	7,998	10,102
Net loan charge-offs (recoveries)	(273)	10,977	10,704	(649)	31,339	30,690
Balance September 30, 2017	$93,036	$64,796	$157,832	$93,036	$64,796	$157,832

The following table shows the balance in the allowance for loan losses and the related loan balance at September 30, 2018 and December 31, 2017, disaggregated on the basis of impairment methodology. Impaired loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
September 30, 2018
Commercial	$2,746	$91,119	$91,345	$8,601,336
Personal Banking	898	17,641	64,743	5,245,463
Total	$3,644	$108,760	$156,088	$13,846,799
December 31, 2017
Commercial	$3,067	$92,613	$90,637	$8,532,213
Personal Banking	1,176	22,182	64,652	5,336,666
Total	$4,243	$114,795	$155,289	$13,868,879

Impaired loans
The table below shows the Company’s investment in impaired loans at September 30, 2018 and December 31, 2017. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 15.

(In thousands)	Sept. 30, 2018	Dec. 31, 2017
Non-accrual loans	$8,369	$11,983
Restructured loans (accruing)	100,391	102,812
Total impaired loans	$108,760	$114,795

The following table provides additional information about impaired loans held by the Company at September 30, 2018 and December 31, 2017, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2018
With no related allowance recorded:
Business	$4,871	$8,936	$—
	$4,871	$8,936	$—
With an allowance recorded:
Business	$75,324	$75,612	$2,262
Real estate – construction and land	412	416	11
Real estate – business	10,512	11,112	473
Real estate – personal	5,177	7,347	274
Consumer	5,309	5,309	48
Revolving home equity	68	68	—
Consumer credit card	7,087	7,087	576
	$103,889	$106,951	$3,644
Total	$108,760	$115,887	$3,644
December 31, 2017
With no related allowance recorded:
Business	$5,356	$9,000	$—
Real estate – business	1,299	1,303	—
Consumer	779	817	—
	$7,434	$11,120	$—
With an allowance recorded:
Business	$72,589	$73,168	$2,455
Real estate – construction and land	837	841	27
Real estate – business	12,532	13,071	585
Real estate – personal	9,126	11,914	532
Consumer	5,388	5,426	67
Revolving home equity	204	204	11
Consumer credit card	6,685	6,685	566
	$107,361	$111,309	$4,243
Total	$114,795	$122,429	$4,243

Total average impaired loans for the three and nine month periods ended September 30, 2018 and 2017, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended September 30, 2018
Non-accrual loans	$7,477	$1,862	$9,339
Restructured loans (accruing)	83,493	16,409	99,902
Total	$90,970	$18,271	$109,241
For the nine months ended September 30, 2018
Non-accrual loans	$7,888	$2,261	$10,149
Restructured loans (accruing)	81,543	17,426	98,969
Total	$89,431	$19,687	$109,118
For the three months ended September 30, 2017
Non-accrual loans	$8,938	$4,238	$13,176
Restructured loans (accruing)	42,930	18,691	61,621
Total	$51,868	$22,929	$74,797
For the nine months ended September 30, 2017
Non-accrual loans	$9,800	$4,098	$13,898
Restructured loans (accruing)	36,567	16,901	53,468
Total	$46,367	$20,999	$67,366

The table below shows interest income recognized during the three and nine month periods ended September 30, 2018 and 2017, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 15.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Interest income recognized on impaired loans:
Business	$939	$473	$2,817	$1,418
Real estate – construction and land	6	10	19	30
Real estate – business	110	118	329	354
Real estate – personal	47	104	142	311
Consumer	79	79	238	236
Revolving home equity	2	7	6	20
Consumer credit card	129	162	386	486
Total	$1,312	$953	$3,937	$2,855

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2018 and December 31, 2017.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2018
Commercial:
Business	$4,957,570	$3,673	$348	$5,131	$4,966,722
Real estate – construction and land	995,134	4,553	—	4	999,691
Real estate – business	2,708,294	16,281	—	1,467	2,726,042
Personal Banking:
Real estate – personal	2,110,198	7,571	1,136	1,767	2,120,672
Consumer	1,936,208	28,249	3,008	—	1,967,465
Revolving home equity	372,931	1,517	874	—	375,322
Consumer credit card	769,158	10,328	8,625	—	788,111
Overdrafts	11,199	335	—	—	11,534
Total	$13,860,692	$72,507	$13,991	$8,369	$13,955,559
December 31, 2017
Commercial:
Business	$4,949,148	$3,085	$374	$5,947	$4,958,554
Real estate – construction and land	967,321	1,473	21	5	968,820
Real estate – business	2,694,234	482	—	2,736	2,697,452
Personal Banking:
Real estate – personal	2,050,787	6,218	3,321	2,461	2,062,787
Consumer	2,067,025	32,674	3,954	834	2,104,487
Revolving home equity	397,349	1,962	1,276	—	400,587
Consumer credit card	764,568	10,115	9,181	—	783,864
Overdrafts	6,840	283	—	—	7,123
Total	$13,897,272	$56,292	$18,127	$11,983	$13,983,674

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
September 30, 2018
Pass	$4,772,286	$987,352	$2,649,964	$8,409,602
Special mention	40,307	11,474	29,016	80,797
Substandard	148,998	861	45,595	195,454
Non-accrual	5,131	4	1,467	6,602
Total	$4,966,722	$999,691	$2,726,042	$8,692,455
December 31, 2017
Pass	$4,740,013	$955,499	$2,593,005	$8,288,517
Special mention	59,177	10,614	50,577	120,368
Substandard	153,417	2,702	51,134	207,253
Non-accrual	5,947	5	2,736	8,688
Total	$4,958,554	$968,820	$2,697,452	$8,624,826

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $205.4 million at September 30, 2018 and $219.2 million at December 31, 2017. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $170.3 million at September 30, 2018 and $145.0 million at December 31, 2017. As the healthcare loans are guaranteed by the hospital, FICO scores are not considered relevant for this program. The personal real estate loans and consumer loans excluded below totaled less than 8% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2018 and December 31, 2017 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2018
FICO score:
Under 600	1.0%	3.2%	1.0%	4.4%
600 - 659	2.0	4.9	1.8	14.2
660 - 719	9.2	18.3	9.5	35.3
720 - 779	25.4	25.8	23.4	26.6
780 and over	62.4	47.8	64.3	19.5
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2017
FICO score:
Under 600	1.3%	3.3%	1.1%	4.7%
600 - 659	2.1	5.5	1.7	14.4
660 - 719	10.5	17.3	9.5	34.4
720 - 779	25.6	26.8	21.4	26.0
780 and over	60.5	47.1	66.3	20.5
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings, as shown in the table below. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected. Commercial performing restructured loans are primarily comprised of certain business, construction and business real estate loans classified as substandard, but renewed at rates judged to be non market. These loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card and other small consumer loans under various debt management and assistance programs. Modifications to these loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company also classified as consumer bankruptcy certain personal real estate, revolving home equity, and consumer loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments. Other consumer loans classified as troubled debt restructurings consist of various other workout arrangements with consumer customers.

(In thousands)	September 30, 2018	December 31, 2017
Accruing restructured loans:
Commercial	$85,232	$88,588
Assistance programs	7,386	6,941
Consumer bankruptcy	4,327	3,916
Other consumer	3,446	3,367
Non-accrual loans	5,831	7,796
Total troubled debt restructurings	$106,222	$110,608

The table below shows the balance of troubled debt restructurings by loan classification at September 30, 2018, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2018	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$79,963	$28
Real estate - construction and land	408	—
Real estate - business	9,045	—
Personal Banking:
Real estate - personal	4,342	292
Consumer	5,309	89
Revolving home equity	68	—
Consumer credit card	7,087	591
Total troubled debt restructurings	$106,222	$1,000

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $792 thousand on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings. Those performing loans classified as troubled debt restructurings are accruing loans which management expects to collect under contractual terms. Performing commercial loans having no other concessions granted other than being renewed at non-market interest rates are judged to have similar risk characteristics as non-troubled debt commercial loans and are collectively evaluated based on internal risk rating, loan type, delinquency, historical experience and current economic factors. Performing personal banking loans classified as troubled debt restructurings resulted from the borrower not reaffirming the debt during bankruptcy and have had no other concession granted, other than the Bank's future limitations on collecting payment deficiencies or in pursuing foreclosure actions. As such, they have similar risk characteristics as non-troubled debt personal banking loans and are evaluated collectively based on loan type, delinquency, historical experience and current economic factors.

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

The Company had commitments of $7.7 million at September 30, 2018 to lend additional funds to borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 10. The loans are primarily sold to FNMA, FHLMC, and GNMA. At September 30, 2018, the fair value of these loans was $10.3 million, and the unpaid principal balance was $10.0 million.

The Company also designates student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at September 30, 2018 totaled $6.6 million.

At September 30, 2018, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $1.2 million and $681 thousand at September 30, 2018 and December 31, 2017, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.3 million and $2.7 million at September 30, 2018 and December 31, 2017, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

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

(In thousands)	September 30, 2018	December 31, 2017
Available for sale debt securities	$8,674,986	$8,725,442
Trading debt securities	19,676	18,269
Equity securities:
Readily determinable fair value	2,765	48,838
No readily determinable fair value	1,702	1,753
Other:
Federal Reserve Bank stock	33,498	33,253
Federal Home Loan Bank stock	10,000	10,000
Private equity investments	83,622	55,752
Total investment securities	$8,826,249	$8,893,307

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
Equity securities include common and preferred stock with readily determinable fair values that totaled $2.5 million at cost and $2.8 million at fair value at September 30, 2018. The decline in these balances from prior periods was due to a third party merger transaction in June 2018, in which the majority of these securities were redeemed for cash of $39.9 million. During the first nine months of 2018, unrealized net losses of $151 thousand were recognized in current earnings on equity securities still held at September 30, 2018.
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
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of September 30, 2018 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$23,624	$23,532
After 1 but within 5 years	646,024	632,363
After 5 but within 10 years	183,500	177,790
After 10 years	69,283	67,430
Total U.S. government and federal agency obligations	922,431	901,115
Government-sponsored enterprise obligations:
Within 1 year	28,635	28,607
After 1 but within 5 years	121,588	119,494
After 5 but within 10 years	34,985	33,587
After 10 years	42,872	39,428
Total government-sponsored enterprise obligations	228,080	221,116
State and municipal obligations:
Within 1 year	124,946	125,248
After 1 but within 5 years	642,000	640,269
After 5 but within 10 years	551,184	545,707
After 10 years	79,516	77,674
Total state and municipal obligations	1,397,646	1,388,898
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,351,134	3,266,524
Non-agency mortgage-backed securities	1,103,357	1,091,382
Asset-backed securities	1,489,750	1,475,425
Total mortgage and asset-backed securities	5,944,241	5,833,331
Other debt securities:
Within 1 year	9,002	8,984
After 1 but within 5 years	257,635	251,880
After 5 but within 10 years	73,254	69,662
Total other debt securities	339,891	330,526
Total available for sale debt securities	$8,832,289	$8,674,986

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $436.2 million, at fair value, at September 30, 2018. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $14.7 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates.

For debt securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
U.S. government and federal agency obligations	$922,431	$41	$(21,357)	$901,115
Government-sponsored enterprise obligations	228,080	—	(6,964)	221,116
State and municipal obligations	1,397,646	3,541	(12,289)	1,388,898
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,351,134	3,875	(88,485)	3,266,524
Non-agency mortgage-backed securities	1,103,357	6,236	(18,211)	1,091,382
Asset-backed securities	1,489,750	2,174	(16,499)	1,475,425
Total mortgage and asset-backed securities	5,944,241	12,285	(123,195)	5,833,331
Other debt securities	339,891	—	(9,365)	330,526
Total	$8,832,289	$15,867	$(173,170)	$8,674,986
December 31, 2017
U.S. government and federal agency obligations	$917,494	$4,096	$(4,443)	$917,147
Government-sponsored enterprise obligations	408,266	26	(1,929)	406,363
State and municipal obligations	1,592,707	21,413	(2,754)	1,611,366
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,046,701	17,956	(23,744)	3,040,913
Non-agency mortgage-backed securities	903,920	6,710	(4,837)	905,793
Asset-backed securities	1,495,380	2,657	(5,237)	1,492,800
Total mortgage and asset-backed securities	5,446,001	27,323	(33,818)	5,439,506
Other debt securities	350,988	1,250	(1,178)	351,060
Total	$8,715,456	$54,108	$(44,122)	$8,725,442

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or who have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, cash flow analyses are prepared. For more complex analyses, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2018, the fair value of securities on this watch list was $53.5 million compared to $68.0 million at December 31, 2017.

As of September 30, 2018, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $20.4 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.1 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at September 30, 2018 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	12%	-	51%
Credit support	0%	-	20%
Loss severity	14%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Nine Months Ended September 30
(In thousands)	2018	2017
Cumulative OTTI credit losses at January 1	$14,199	$14,080
Credit losses on debt securities for which impairment was not previously recognized	58	98
Credit losses on debt securities for which impairment was previously recognized	10	274
Increase in expected cash flows that are recognized over remaining life of security	(138)	(207)
Cumulative OTTI credit losses at September 30	$14,129	$14,245

Debt securities with unrealized losses recorded in AOCI are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
U.S. government and federal agency obligations	$572,747	$12,285	$270,313	$9,072	$843,060	$21,357
Government-sponsored enterprise obligations	139,520	3,909	81,596	3,055	221,116	6,964
State and municipal obligations	715,673	7,472	130,190	4,817	845,863	12,289
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,958,646	42,485	1,039,348	46,000	2,997,994	88,485
Non-agency mortgage-backed securities	680,691	9,372	374,601	8,839	1,055,292	18,211
Asset-backed securities	735,808	9,758	422,531	6,741	1,158,339	16,499
Total mortgage and asset-backed securities	3,375,145	61,615	1,836,480	61,580	5,211,625	123,195
Other debt securities	258,019	5,813	72,507	3,552	330,526	9,365
Total	$5,061,104	$91,094	$2,391,086	$82,076	$7,452,190	$173,170
December 31, 2017
U.S. government and federal agency obligations	$618,617	$4,443	$—	$—	$618,617	$4,443
Government-sponsored enterprise obligations	286,393	1,712	49,766	217	336,159	1,929
State and municipal obligations	282,843	1,752	49,339	1,002	332,182	2,754
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,320,689	9,433	619,300	14,311	1,939,989	23,744
Non-agency mortgage-backed securities	577,017	2,966	153,813	1,871	730,830	4,837
Asset-backed securities	786,048	3,168	264,295	2,069	1,050,343	5,237
Total mortgage and asset-backed securities	2,683,754	15,567	1,037,408	18,251	3,721,162	33,818
Other debt securities	144,090	727	20,202	451	164,292	1,178
Total	$4,015,697	$24,201	$1,156,715	$19,921	$5,172,412	$44,122

The available for sale debt portfolio included $7.5 billion of securities that were in a loss position at September 30, 2018, compared to $5.2 billion at December 31, 2017.  The total amount of unrealized loss on these securities was $173.2 million at September 30, 2018, an increase of $129.0 million compared to the loss at December 31, 2017.  This increase in losses was mainly due to a rising interest rate environment.

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2018	2017
Proceeds from sales of securities:
Available for sale debt securities	$153,066	$367,453
Equity securities	39,981	—
Other	—	1,583
Total proceeds	$193,047	$369,036

Investment securities gains (losses), net:
Available for sale debt securities:
Losses realized on called bonds	$—	$(254)
Gains realized on sales	430	592
Losses realized on sales	—	(568)
Other-than-temporary impairment recognized on debt securities	(68)	(372)
Equity securities:
Gains realized on donations of securities	—	6,707
Gains realized on sales	102	—
Losses realized on sales	(8,917)	—
Fair value adjustments, net	2,723	—
Other:
Gains realized on sales	—	645
Losses realized on sales	—	(880)
Fair value adjustments, net	12,371	(8,028)
Total investment securities gains, net	$6,641	$(2,158)

Securities gains for the nine months ended September 30, 2018 included gains in fair value of $12.4 million on private equity investments and $2.7 million on equity securities. These were offset by an $8.9 million adjustment to recognize dividend income on an equity security liquidated during the second quarter of 2018.

At September 30, 2018, securities totaling $3.9 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $553.2 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2018				December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(28,808)	$—	$2,462	$31,270	$(28,305)	$—	$2,965
Mortgage servicing rights	9,701	(3,693)	—	6,008	7,906	(3,244)	(9)	4,653
Total	$40,971	$(32,501)	$—	$8,470	$39,176	$(31,549)	$(9)	$7,618

Aggregate amortization expense on intangible assets was $318 thousand and $338 thousand for the three month periods ended September 30, 2018 and 2017, respectively, and $952 thousand and $1.0 million for the nine month periods ended September 30, 2018 and 2017, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2018. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2018	$1,260
2019	1,166
2020	1,003
2021	877
2022	776

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2018 are as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2018	$138,921	$2,965	$4,653
Originations	—	—	1,795
Amortization	—	(503)	(449)
Impairment reversal	—	—	9
Balance September 30, 2018	$138,921	$2,462	$6,008

Goodwill allocated to the Company’s operating segments at September 30, 2018 and December 31, 2017 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2018, that net liability was $2.0 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $347.8 million at September 30, 2018.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2018, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 to 11 years. At September 30, 2018, the fair value of the Company's guarantee liabilities for RPAs was $58 thousand, and the notional amount of the underlying swaps was $104.9 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Service cost - benefits earned during the period	$127	$193	$432	$450
Interest cost on projected benefit obligation	916	923	2,817	2,869
Expected return on plan assets	(1,067)	(1,463)	(3,942)	(4,339)
Amortization of prior service cost	(68)	(67)	(203)	(203)
Amortization of unrecognized net loss	592	630	1,776	1,864
Net periodic pension cost	$500	$216	$880	$641

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first nine months of 2018, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2018	2017	2018	2017
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$112,576	$74,564	$323,890	$225,028
Less preferred stock dividends	2,250	2,250	6,750	6,750
Net income available to common shareholders	110,326	72,314	317,140	218,278
Less income allocated to nonvested restricted stock	1,161	862	3,421	2,750
Net income allocated to common stock	$109,165	$71,452	$313,719	$215,528
Weighted average common shares outstanding	105,608	105,628	105,643	105,534
Basic income per common share	$1.03	$.68	$2.97	$2.04
Diluted income per common share:
Net income available to common shareholders	$110,326	$72,314	$317,140	$218,278
Less income allocated to nonvested restricted stock	1,159	860	3,413	2,743
Net income allocated to common stock	$109,167	$71,454	$313,727	$215,535
Weighted average common shares outstanding	105,609	105,628	105,643	105,534
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	353	353	343	377
Weighted average diluted common shares outstanding	105,962	105,981	105,986	105,911
Diluted income per common share	$1.03	$.67	$2.96	$2.03

Unexercised stock appreciation rights of 212 thousand and 146 thousand were excluded in the computation of diluted income per common share for the nine month periods ended September 30, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive.
* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2017.

8. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. The largest component is the unrealized holding gains and losses on available for sale debt securities. Unrealized gains and losses on debt securities for which an other-than-temporary impairment (OTTI) has been recorded in current earnings are shown separately below. Another component is the amortization from other comprehensive income of losses associated with pension benefits, which occurs as the losses are included in current net periodic pension cost. The remaining component is gains and losses in fair value on a certain interest rate floor that has been designated as a cash flow hedging instrument.

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2018	$3,411	$30,326	$(19,629)	$—	$14,108
ASU 2018-02 Reclassification of tax rate change	715	6,359	(4,142)	—	2,932
ASU 2016-01 Reclassification of unrealized gain on equity securities	—	(33,320)	—	—	(33,320)
Other comprehensive loss before reclassifications to current earnings	(102)	(166,824)	—	(1,625)	(168,551)
Amounts reclassified to current earnings from accumulated other comprehensive income	68	(431)	1,573	253	1,463
Current period other comprehensive income (loss), before tax	(34)	(167,255)	1,573	(1,372)	(167,088)
Income tax (expense) benefit	9	41,813	(393)	343	41,772
Current period other comprehensive income (loss), net of tax	(25)	(125,442)	1,180	(1,029)	(125,316)
Transfer of unrealized gain on securities for which impairment was not previously recognized	12	(12)	—	—	—
Balance September 30, 2018	$4,113	$(122,089)	$(22,591)	$(1,029)	$(141,596)
Balance January 1, 2017	$2,975	$27,328	$(19,328)	$—	$10,975
Other comprehensive income before reclassifications to current earnings	365	94,794	—	—	95,159
Amounts reclassified to current earnings from accumulated other comprehensive income	372	(6,731)	1,661	—	(4,698)
Current period other comprehensive income, before tax	737	88,063	1,661	—	90,461
Income tax expense	(280)	(33,464)	(631)	—	(34,375)
Current period other comprehensive income, net of tax	457	54,599	1,030	—	56,086
Transfer of unrealized gain on securities for which impairment was not previously recognized	24	(24)	—	—	—
Balance September 30, 2017	$3,456	$81,903	$(18,298)	$—	$67,061
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

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
9. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 170 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  Residential mortgage origination, sales and servicing functions are included in this Consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment.  The Commercial segment provides corporate lending, leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment includes both merchant and commercial bank card products. It also includes the Capital Markets Group which sells fixed income securities and provides safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2018
Net interest income	$74,933	$87,947	$11,704	$174,584	$33,170	$207,754
Provision for loan losses	(9,734)	(166)	80	(9,820)	(179)	(9,999)
Non-interest income	31,397	49,673	43,797	124,867	(1,153)	123,714
Investment securities gains, net	—	—	—	—	4,306	4,306
Non-interest expense	(71,171)	(73,696)	(30,439)	(175,306)	(9,753)	(185,059)
Income before income taxes	$25,425	$63,758	$25,142	$114,325	$26,391	$140,716
Nine Months Ended September 30, 2018
Net interest income	$219,841	$255,763	$35,006	$510,610	$100,995	$611,605
Provision for loan losses	(30,658)	322	32	(30,304)	(134)	(30,438)
Non-interest income	93,729	150,535	128,794	373,058	(4,804)	368,254
Investment securities gains, net	—	—	—	—	6,641	6,641
Non-interest expense	(213,437)	(221,854)	(92,552)	(527,843)	(21,353)	(549,196)
Income before income taxes	$69,475	$184,766	$71,280	$325,521	$81,345	$406,866
Three Months Ended September 30, 2017
Net interest income	$70,793	$82,081	$11,737	$164,611	$17,980	$182,591
Provision for loan losses	(11,067)	335	(10)	(10,742)	38	(10,704)
Non-interest income	31,633	46,141	40,403	118,177	(1,290)	116,887
Investment securities losses, net	—	—	—	—	(3,037)	(3,037)
Non-interest expense	(69,149)	(69,828)	(30,565)	(169,542)	(9,675)	(179,217)
Income before income taxes	$22,210	$58,729	$21,565	$102,504	$4,016	$106,520
Nine Months Ended September 30, 2017
Net interest income	$207,421	$244,088	$35,515	$487,024	$56,647	$543,671
Provision for loan losses	(31,531)	959	(9)	(30,581)	(2,009)	(32,590)
Non-interest income	88,413	137,139	116,961	342,513	(633)	341,880
Investment securities losses, net	—	—	—	—	(2,158)	(2,158)
Non-interest expense	(204,940)	(212,327)	(90,378)	(507,645)	(27,839)	(535,484)
Income before income taxes	$59,363	$169,859	$62,089	$291,311	$24,008	$315,319

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

10. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At September 30, 2018, with the exception of the interest rate floor (discussed below), the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	September 30, 2018	December 31, 2017
Interest rate swaps	$1,922,172	$1,741,412
Interest rate floor	500,000	—
Interest rate caps	30,416	31,776
Credit risk participation agreements	158,764	133,488
Foreign exchange contracts	6,087	11,826
Mortgage loan commitments	24,997	17,110
Mortgage loan forward sale contracts	2,720	2,566
Forward TBA contracts	27,000	25,000
Total notional amount	$2,672,156	$1,963,178

The largest group of notional amounts relate to interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial dealer institutions. Contracts with dealers that require central clearing are novated to a regulated clearinghouse, which becomes the Company's legal counterparty. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings.

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

During the third quarter of 2018, the Company entered into an interest rate floor with a notional value of $500.0 million to hedge the risk of declining interest rates on certain floating rate commercial loans. The premium paid for this floor totaled $9.5 million and is forward starting beginning on January 1, 2020. The interest rate floor matures on January 1, 2026. The interest rate floor qualified and was designated as a cash flow hedge and was assessed for effectiveness using regression analysis. The change in the fair value of the interest rate floor is recorded in AOCI, net of the amortization of the premium paid for the interest rate floor, which is recorded against interest and fees on loans in the consolidated statements of income. As of September 30, 2018, net deferred losses on the interest rate floor totaled $1.4 million (pre-tax) and was recorded in AOCI in the consolidated balance sheet. As of September 30, 2018, over the next twelve months, it is expected that $1.3 million (pre-tax), representing the floor premium amortization, will be reclassified from AOCI into earnings.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. However, in January 2017, a clearinghouse rule change required that variation margin on centrally cleared derivatives, formerly treated as collateral, be treated as settlements of derivative exposure. As a result, the fair values of the respective derivative contracts must be reduced by variation margin payments and reported as a single, net amount. Accordingly, at September 30, 2018 in the table below, the positive fair values of cleared swaps were reduced by $19.1 million and the negative fair values of cleared swaps were reduced by $687 thousand. At December 31, 2017, the positive fair values of cleared swaps were reduced by $4.5 million and the negative fair values of cleared swaps were reduced by $4.3 million.

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2018	Dec. 31, 2017	Sept. 30, 2018	Dec. 31, 2017
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floor	$7,829	$—	$—	$—
Total derivatives designated as hedging instruments	$7,829	$—	$—	$—
Derivative instruments:
Interest rate swaps	$4,476	$7,674	$(22,916)	$(7,857)
Interest rate caps	18	16	(18)	(16)
Credit risk participation agreements	24	46	(58)	(123)
Foreign exchange contracts	57	21	(14)	(40)
Mortgage loan commitments	679	580	—	—
Mortgage loan forward sale contracts	9	8	(2)	(7)
Forward TBA contracts	111	4	(4)	(31)
Total derivatives not designated as hedging instruments	$5,374	$8,349	$(23,012)	$(8,074)
Total	$13,203	$8,349	$(23,012)	$(8,074)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	For the Three Months Ended September 30	For the Nine Months Ended September 30		For the Three Months Ended September 30	For the Nine Months Ended September 30
(In thousands)	2018	2018		2018	2018
Derivatives in cash flow hedging relationships:
Interest rate floor* (a)	$(1,625)	$(1,625)	Interest and fees on loans	$(253)	$(253)
Total	$(1,625)	$(1,625)		$(253)	$(253)
* No hedging relationship existed during 2017.
(a) Amounts shown herein were excluded from the assessment of effectiveness, as they represent the time value component of derivative gains (losses).

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2018	2017	2018	2017
Derivative instruments:
Interest rate swaps	Other non-interest income	$692	$702	$2,924	$1,301
Credit risk participation agreements	Other non-interest income	(7)	7	173	18
Foreign exchange contracts	Other non-interest income	(120)	51	62	(24)
Mortgage loan commitments	Loan fees and sales	(50)	(114)	99	408
Mortgage loan forward sale contracts	Loan fees and sales	—	8	6	70
Forward TBA contracts	Loan fees and sales	113	(322)	646	(580)
Total		$628	$332	$3,910	$1,193

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
September 30, 2018
Assets:
Derivatives subject to master netting agreements	$12,485	$—	$12,485	$(580)	$(10,168)	$1,737
Derivatives not subject to master netting agreements	718	—	718
Total derivatives	13,203	—	13,203
Liabilities:
Derivatives subject to master netting agreements	$22,943	$—	$22,943	$(580)	$(220)	$22,143
Derivatives not subject to master netting agreements	69	—	69
Total derivatives	23,012	—	23,012
December 31, 2017
Assets:
Derivatives subject to master netting agreements	$7,726	$—	$7,726	$(233)	$(824)	$6,669
Derivatives not subject to master netting agreements	623	—	623
Total derivatives	8,349	—	8,349
Liabilities:
Derivatives subject to master netting agreements	$7,935	$—	$7,935	$(233)	$(1,570)	$6,132
Derivatives not subject to master netting agreements	139	—	139
Total derivatives	8,074	—	8,074

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $550.0 million at September 30, 2018 and $650.0 million at December 31, 2017. At September 30, 2018, the Company had posted collateral of $553.2 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $557.4 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
September 30, 2018
Total resale agreements, subject to master netting arrangements	$1,250,000	$(550,000)	$700,000	$—	$(696,541)	$3,459
Total repurchase agreements, subject to master netting arrangements	2,053,177	(550,000)	1,503,177	—	(1,503,177)	—
December 31, 2017
Total resale agreements, subject to master netting arrangements	$1,350,000	$(650,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,954,768	(650,000)	1,304,768	—	(1,304,768)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2018 and December 31, 2017, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2018
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$324,533	$101,720	$250,000	$676,253
Government-sponsored enterprise obligations	31,753	—	—	31,753
Agency mortgage-backed securities	541,023	22,950	207,250	771,223
Non-agency mortgage-backed securities	173,495	—	—	173,495
Asset-backed securities	217,719	85,000	—	302,719
Other debt securities	97,734	—	—	97,734
Total repurchase agreements, gross amount recognized	$1,386,257	$209,670	$457,250	$2,053,177
December 31, 2017
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$271,820	$1,731	$450,000	$723,551
Government-sponsored enterprise obligations	149,111	—	—	149,111
Agency mortgage-backed securities	737,975	9,750	200,000	947,725
Asset-backed securities	89,601	30,000	—	119,601
Other debt securities	14,780	—	—	14,780
Total repurchase agreements, gross amount recognized	$1,263,287	$41,481	$650,000	$1,954,768

12. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.2 million and $3.0 million in the three months ended September 30, 2018 and 2017, respectively, and $9.6 million and $9.1 million in the nine months ended September 30, 2018 and 2017, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2018, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	1,254,518	$38.67
Granted	246,778	60.08
Vested	(348,940)	32.32
Forfeited	(23,772)	46.35
Nonvested at September 30, 2018	1,128,584	$45.15

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

Weighted per share average fair value at grant date	$12.44
Assumptions:
Dividend yield	1.6%
Volatility	20.6%
Risk-free interest rate	2.7%
Expected term	6.6 years

A summary of SAR activity during the first nine months of 2018 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,179,286	$37.13
Granted	168,716	58.42
Forfeited	(13,884)	48.09
Expired	(516)	44.16
Exercised	(308,680)	31.35
Outstanding at September 30, 2018	1,024,922	$42.23	7.0 years	$24,387

13. Revenue from Contracts with Customers
The Company adopted ASU 2014-09, "Revenue from Contracts with Customers", and its related amendments on January 1, 2018. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the nine months ended September 30, 2018, approximately 62% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

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

The table below shows the effect of this reclassification on bank card fee income and non-interest expense for the three and nine months ended September 30, 2017.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In thousands)	As Previously Reported	Adoption of ASU 2014-09	As Adjusted	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
Non-interest income:
Bank card transaction fees	$44,521	$(5,355)	$39,166	$132,724	$(20,512)	$112,212
Total non-interest income	122,242	(5,355)	116,887	362,392	(20,512)	341,880
Non-interest expense:
Data processing and software	$22,700	$(2,732)	$19,968	$69,153	$(9,245)	$59,908
Other	17,862	(2,623)	15,239	57,587	(11,267)	46,320
Total non-interest expense	184,572	(5,355)	179,217	555,996	(20,512)	535,484

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Bank card transaction fees	$42,427	$39,166	$127,095	$112,212
Trust fees	37,400	34,620	110,498	99,754
Deposit account charges and other fees	23,755	22,659	70,630	67,462
Consumer brokerage services	3,884	3,679	11,623	11,054
Other non-interest income	6,977	7,456	21,140	23,622
Total non-interest income from contracts with customers	114,443	107,580	340,986	314,104
Other non-interest income (a)	9,271	9,307	27,268	27,776
Total non-interest income	$123,714	$116,887	$368,254	$341,880
(a) This revenue is not within the scope of ASU 2014-09, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

The following table presents the opening and closing receivable balances for the nine month periods ended September 30, 2018 and 2017 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Bank card transaction fees	$10,591	$13,315	$10,296	$14,686
Trust fees	2,533	2,802	2,680	2,681
Deposit account charges and other fees	5,176	5,597	4,972	5,735
Consumer brokerage services	521	380	390	309

For these revenue categories, none of the transaction price has been allocated to performance obligations that are unsatisfied as of the end of a reporting period.

A description of these revenue categories follows.

Bank Card Transaction Fees
The following table presents the components of bank card fee income.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Debit card:
Fee income	$10,396	$9,986	$30,740	$29,952
Expense for network charges	(479)	(752)	(1,225)	(4,323)
Net debit card fees	9,917	9,234	29,515	25,629

Credit card:
Fee income	6,826	6,371	19,671	18,594
Expense for network charges and rewards	(4,246)	(2,811)	(10,494)	(8,480)
Net credit card fees	2,580	3,560	9,177	10,114

Corporate card:
Fee income	50,187	45,413	147,204	131,093
Expense for network charges and rewards	(25,437)	(23,843)	(73,666)	(69,663)
Net corporate card fees	24,750	21,570	73,538	61,430

Merchant:
Fee income	7,553	7,558	22,460	23,847
Fees to cardholder banks	(1,819)	(1,985)	(5,422)	(6,154)
Expense for network charges	(554)	(771)	(2,173)	(2,654)
Net merchant fees	5,180	4,802	14,865	15,039
Total bank card transaction fees	$42,427	$39,166	$127,095	$112,212

The majority of debit and credit card fees are reported in the Consumer segment, while corporate card and merchant fees are reported in the Commercial segment.

Debit and Credit Card Fees
The Company issues debit and credit cards to its retail and commercial banking customers who use the cards to purchase goods and services from merchants through an electronic payment system. As a card issuer, the Company earns fees, including interchange income, for processing the cardholder’s purchase transaction with a merchant through a settlement network. Purchases are charged directly to a customer’s checking account (in the case of a debit card), or are posted to a customer’s credit card account. The fees earned are established by the settlement network and are dependent on the type of transaction processed but are typically based on a per unit charge. Interchange income, the largest component of debit and credit card fees, is settled daily through the networks. The services provided to the cardholders include issuing and maintaining cards, settling purchases with merchants, and maintaining memberships in various card networks to facilitate processing. These services are considered one performance obligation, as one of the services would not be performed without the others. The performance obligation is satisfied as services are rendered for each purchase transaction, and income is immediately recognized.

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

Merchant services provided are considered one performance obligation, as one of the services would not be performed without the others. The performance obligation is satisfied as services are rendered for each settlement transaction and income is immediately recognized. Income earned from merchant fees settles with the customer according to terms negotiated in individual customer contracts.  The majority of customers settle with the Company at least monthly.

Trust Fees
The following table shows the components of revenue within trust fees.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Private client	$28,210	$25,689	$83,065	$74,152
Institutional	7,388	7,027	22,070	20,272
Other	1,802	1,904	5,363	5,330
Total trust fees	$37,400	$34,620	$110,498	$99,754
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

Deposit Account Charges and Other Fees
The following table shows the components of revenue within deposit account charges and other fees.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Corporate cash management fees	$9,482	$8,862	$28,974	$27,250
Overdraft and return item fees	8,081	7,887	23,249	22,515
Other service charges on deposit accounts	6,192	5,910	18,407	17,697
Total deposit account charges and other fees	$23,755	$22,659	$70,630	$67,462
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

Consumer Brokerage Services
The following shows the components of revenue within consumer brokerage services.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Commission income	$2,147	$2,064	$6,508	$6,487
Managed account services	1,737	1,615	5,115	4,567
Total consumer brokerage services	$3,884	$3,679	$11,623	$11,054
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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the September 30, 2018 and December 31, 2017 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2018 or the year ended December 31, 2017.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets:
Residential mortgage loans held for sale	$10,256	$—	$10,256	$—
Available for sale debt securities:
U.S. government and federal agency obligations	901,115	901,115	—	—
Government-sponsored enterprise obligations	221,116	—	221,116	—
State and municipal obligations	1,388,898	—	1,374,169	14,729
Agency mortgage-backed securities	3,266,524	—	3,266,524	—
Non-agency mortgage-backed securities	1,091,382	—	1,091,382	—
Asset-backed securities	1,475,425	—	1,475,425	—
Other debt securities	330,526	—	330,526	—
Trading debt securities	19,676	—	19,676	—
Equity securities	2,765	2,765	—	—
Private equity investments	83,622	—	—	83,622
Derivatives *	13,203	—	12,500	703
Assets held in trust for deferred compensation plan	14,384	14,384	—	—
Total assets	8,818,892	918,264	7,801,574	99,054
Liabilities:
Derivatives *	23,012	—	22,954	58
Liabilities held in trust for deferred compensation plan	14,384	14,384	—	—
Total liabilities	$37,396	$14,384	$22,954	$58
December 31, 2017
Assets:
Residential mortgage loans held for sale	$15,327	$—	$15,327	$—
Available for sale debt securities:
U.S. government and federal agency obligations	917,147	917,147	—	—
Government-sponsored enterprise obligations	406,363	—	406,363	—
State and municipal obligations	1,611,366	—	1,594,350	17,016
Agency mortgage-backed securities	3,040,913	—	3,040,913	—
Non-agency mortgage-backed securities	905,793	—	905,793	—
Asset-backed securities	1,492,800	—	1,492,800	—
Other debt securities	351,060	—	351,060	—
Trading debt securities	18,269	—	18,269	—
Equity securities	48,838	19,864	28,974	—
Private equity investments	55,752	—	—	55,752
Derivatives *	8,349	—	7,723	626
Assets held in trust for deferred compensation plan	12,843	12,843	—	—
Total assets	8,884,820	949,854	7,861,572	73,394
Liabilities:
Derivatives *	8,074	—	7,951	123
Liabilities held in trust for deferred compensation plan	12,843	12,843	—	—
Total liabilities	$20,917	$12,843	$7,951	$123
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2018
Balance June 30, 2018	$15,073	$68,940	$684	$84,697
Total gains or losses (realized/unrealized):
Included in earnings	—	4,275	(58)	4,217
Included in other comprehensive income *	167	—	—	167
Investment securities sold	(518)	—	—	(518)
Discount accretion	7	—	—	7
Purchases of private equity investments	—	10,407	—	10,407
Purchase of risk participation agreement	—	—	50	50
Sale of risk participation agreement	—	—	(31)	(31)
Balance September 30, 2018	$14,729	$83,622	$645	$98,996
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2018	$—	$4,275	$672	$4,947
For the nine months ended September 30, 2018
Balance January 1, 2018	$17,016	$55,752	$503	$73,271
Total gains or losses (realized/unrealized):
Included in earnings	—	12,371	271	12,642
Included in other comprehensive income *	(79)	—	—	(79)
Investment securities sold	(2,233)	—	—	(2,233)
Discount accretion	25	—	—	25
Purchases of private equity investments	—	15,650	—	15,650
Sale/pay down of private equity investments	—	(186)	—	(186)
Capitalized interest/dividends	—	35	—	35
Purchase of risk participation agreement	—	—	50	50
Sale of risk participation agreement	—	—	(179)	(179)
Balance September 30, 2018	$14,729	$83,622	$645	$98,996
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2018	$—	$12,371	$852	$13,223
For the three months ended September 30, 2017
Balance June 30, 2017	$16,825	$53,557	$791	$71,173
Total gains or losses (realized/unrealized):
Included in earnings	—	(5,198)	(107)	(5,305)
Included in other comprehensive income *	19	—	—	19
Discount accretion	9	—	—	9
Purchases of private equity investments	—	2,185	—	2,185
Sale/pay down of private equity investments	—	(290)	—	(290)
Balance September 30, 2017	$16,853	$50,254	$684	$67,791
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2017	$—	$(5,198)	$764	$(4,434)
For the nine months ended September 30, 2017
Balance January 1, 2017	$16,682	$50,820	$258	$67,760
Total gains or losses (realized/unrealized):
Included in earnings	—	(8,028)	426	(7,602)
Included in other comprehensive income *	729	—	—	729
Investment securities called	(600)	—	—	(600)
Discount accretion	42	—	—	42
Purchases of private equity investments	—	9,269	—	9,269
Sale/pay down of private equity investments	—	(1,840)	—	(1,840)
Capitalized interest/dividends	—	33	—	33
Balance September 30, 2017	$16,853	$50,254	$684	$67,791
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2017	$—	$(7,853)	$775	$(7,078)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2018
Total gains or losses included in earnings	$(51)	$(7)	$4,275	$4,217
Change in unrealized gains or losses relating to assets still held at September 30, 2018	$679	$(7)	$4,275	$4,947
For the nine months ended September 30, 2018
Total gains or losses included in earnings	$98	$173	$12,371	$12,642
Change in unrealized gains or losses relating to assets still held at September 30, 2018	$679	$173	$12,371	$13,223
For the three months ended September 30, 2017
Total gains or losses included in earnings	$(115)	$8	$(5,198)	$(5,305)
Change in unrealized gains or losses relating to assets still held at September 30, 2017	$756	$8	$(5,198)	$(4,434)
For the nine months ended September 30, 2017
Total gains or losses included in earnings	$407	$19	$(8,028)	$(7,602)
Change in unrealized gains or losses relating to assets still held at September 30, 2017	$756	$19	$(7,853)	$(7,078)

Level 3 Inputs

The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $14.7 million at September 30, 2018, while private equity investments, included in other securities, totaled $83.6 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	3.6%	-	5.9%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0
Mortgage loan commitments	Discounted cash flow	Probability of funding	52.8%	-	99.5%	81.2%
		Embedded servicing value	.7%	-	2.3%	1.3%

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first nine months of 2018 and 2017, and still held as of September 30, 2018 and 2017, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2018 and 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2018
Collateral dependent impaired loans	$230	$—	$—	$230	$(197)
Mortgage servicing rights	6,008	—	—	6,008	9
Long-lived assets	2,319	—	—	2,319	(858)

September 30, 2017
Collateral dependent impaired loans	$1,468	$—	$—	$1,468	$(336)
Mortgage servicing rights	4,245	—	—	4,245	6
Foreclosed assets	50	—	—	50	(83)
Long-lived assets	3,033	—	—	3,033	(1,167)

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

As mentioned in Note 3, the Company prospectively adopted ASU 2016-01 on January 1, 2018. In accordance with its requirements, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2018 and December 31, 2017:

	Carrying Amount	Estimated Fair Value at September 30, 2018
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$4,966,722	$—	$—	$4,865,676	$4,865,676
Real estate - construction and land	999,691	—	—	995,910	995,910
Real estate - business	2,726,042	—	—	2,685,924	2,685,924
Real estate - personal	2,120,672	—	—	2,046,763	2,046,763
Consumer	1,967,465	—	—	1,937,606	1,937,606
Revolving home equity	375,322	—	—	368,218	368,218
Consumer credit card	788,111	—	—	731,363	731,363
Overdrafts	11,534	—	—	8,512	8,512
Total loans	13,955,559	—	—	13,639,972	13,639,972
Loans held for sale	16,890	—	16,890	—	16,890
Investment securities	8,826,249	903,880	7,778,818	143,551	8,826,249
Federal funds sold	14,375	14,375	—	—	14,375
Securities purchased under agreements to resell	700,000	—	—	677,352	677,352
Interest earning deposits with banks	334,752	334,752	—	—	334,752
Cash and due from banks	443,004	443,004	—	—	443,004
Derivative instruments	13,203	—	12,500	703	13,203
Assets held in trust for deferred compensation plan	14,384	14,384	—	—	14,384
Total	$24,318,416	$1,710,395	$7,808,208	$14,461,578	$23,980,181
Financial Liabilities
Non-interest bearing deposits	$6,728,605	$6,728,605	$—	$—	$6,728,605
Savings, interest checking and money market deposits	11,733,057	11,733,057	—	—	11,733,057
Time open and certificates of deposit	1,671,958	—	—	1,670,416	1,670,416
Federal funds purchased	358,940	358,940	—	—	358,940
Securities sold under agreements to repurchase	1,503,177	—	—	1,504,560	1,504,560
Other borrowings	1,534	—	—	1,534	1,534
Derivative instruments	23,012	—	22,954	58	23,012
Liabilities held in trust for deferred compensation plan	14,384	14,384	—	—	14,384
Total	$22,034,667	$18,834,986	$22,954	$3,176,568	$22,034,508

	Carrying Amount	Estimated Fair Value at December 31, 2017
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$4,958,554	$—	$—	$4,971,401	$4,971,401
Real estate - construction and land	968,820	—	—	979,389	979,389
Real estate - business	2,697,452	—	—	2,702,598	2,702,598
Real estate - personal	2,062,787	—	—	2,060,443	2,060,443
Consumer	2,104,487	—	—	2,074,129	2,074,129
Revolving home equity	400,587	—	—	400,333	400,333
Consumer credit card	783,864	—	—	798,093	798,093
Overdrafts	7,123	—	—	7,123	7,123
Total loans	13,983,674	—	—	13,993,509	13,993,509
Loans held for sale	21,398	—	21,398	—	21,398
Investment securities	8,893,307	937,011	7,838,522	117,774	8,893,307
Federal funds sold	42,775	42,775	—	—	42,775
Securities purchased under agreements to resell	700,000	—	—	695,194	695,194
Interest earning deposits with banks	30,631	30,631	—	—	30,631
Cash and due from banks	438,439	438,439	—	—	438,439
Derivative instruments	8,349	—	7,723	626	8,349
Assets held in trust for deferred compensation plan	12,843	12,843	—	—	12,843
Total	$24,131,416	$1,461,699	$7,867,643	$14,807,103	$24,136,445
Financial Liabilities
Non-interest bearing deposits	$7,158,962	$7,158,962	$—	$—	$7,158,962
Savings, interest checking and money market deposits	11,499,620	11,499,620	—	—	11,499,620
Time open and certificates of deposit	1,766,864	—	—	1,768,780	1,768,780
Federal funds purchased	202,370	202,370	—	—	202,370
Securities sold under agreements to repurchase	1,304,768	—	—	1,305,375	1,305,375
Other borrowings	1,758	—	—	1,758	1,758
Derivative instruments	8,074	—	7,951	123	8,074
Liabilities held in trust for deferred compensation plan	12,843	12,843	—	—	12,843
Total	$21,955,259	$18,873,795	$7,951	$3,076,036	$21,957,782

16. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at September 30, 2018, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2017 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2018	2017		2018	2017
Per Share Data
Net income per common share — basic	$1.03	$.68	*	$2.97	$2.04	*
Net income per common share — diluted	1.03	.67	*	2.96	2.03	*
Cash dividends on common stock	.235	.214	*	.705	.643	*
Book value per common share				25.03	23.99	*
Market price				66.02	55.02	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	69.28%	66.96%		69.07%	65.53%
Non-interest bearing deposits to total deposits	33.24	35.07		33.49	34.52
Equity to loans (1)	20.18	19.61		19.76	19.21
Equity to deposits	13.98	13.13		13.65	12.59
Equity to total assets	11.37	10.74		11.17	10.40
Return on total assets	1.81	1.19		1.76	1.20
Return on common equity	16.43	11.35		16.27	11.85
(Based on end-of-period data)
Non-interest income to revenue (2)	37.32	39.03		37.58	38.61
Efficiency ratio (3)	55.73	59.73		55.95	60.35
Tier I common risk-based capital ratio				14.07	12.52
Tier I risk-based capital ratio				14.83	13.28
Total risk-based capital ratio				15.68	14.32
Tangible common equity to tangible assets ratio (4)				10.10	9.72
Tier I leverage ratio				11.38	10.16

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

	September 30
(Dollars in thousands)	2018	2017
Total equity	$2,807,810	$2,704,477
Less non-controlling interest	4,717	3,933
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	2,462	3,143
Total tangible common equity (a)	$2,516,926	$2,413,696
Total assets	$25,062,392	$24,979,141
Less goodwill	138,921	138,921
Less core deposit premium	2,462	3,143
Total tangible assets (b)	$24,921,009	$24,837,077
Tangible common equity to tangible assets ratio (a)/(b)	10.10%	9.72%

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2018	2017	% change	2018	2017	% change
Net interest income	$207,754	$182,591	13.8%	$611,605	$543,671	12.5%
Provision for loan losses	(9,999)	(10,704)	(6.6)	(30,438)	(32,590)	(6.6)
Non-interest income	123,714	116,887	5.8	368,254	341,880	7.7
Investment securities gains (losses), net	4,306	(3,037)	N.M.	6,641	(2,158)	N.M.
Non-interest expense	(185,059)	(179,217)	3.3	(549,196)	(535,484)	2.6
Income taxes	(26,647)	(32,294)	(17.5)	(79,412)	(90,402)	(12.2)
Non-controlling interest (expense) income	(1,493)	338	N.M.	(3,564)	111	N.M.
Net income attributable to Commerce Bancshares, Inc.	112,576	74,564	51.0	323,890	225,028	43.9
Preferred stock dividends	(2,250)	(2,250)	—	(6,750)	(6,750)	—
Net income available to common shareholders	$110,326	$72,314	52.6%	$317,140	$218,278	45.3%
N.M. - Not meaningful.

For the quarter ended September 30, 2018, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $112.6 million, an increase of $38.0 million, or 51.0%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.81%, the annualized return on average common equity was 16.43%, and the efficiency ratio was 55.73%. Diluted earnings per common share was $1.03, an increase of 53.7% compared to $.67 per share in the third quarter of 2017 and an increase of 2.0% compared to $1.01 per share in the previous quarter.

Compared to the third quarter of last year, net interest income increased $25.2 million, or 13.8%, mainly due to growth of $20.4 million in interest income on loans, coupled with an increase of $9.2 million in interest income on investment securities and partly offset by an increase of $5.3 million in interest expense on deposits and borrowings. The provision for loan losses totaled $10.0 million for the current quarter, representing a decrease of $705 thousand from the third quarter of 2017. Non-interest income increased $6.8 million, or 5.8%, compared to the third quarter of 2017, mainly due to combined growth of $7.1 million in trust, deposit and net bank card fee income. Non-interest expense increased $5.8 million, or 3.3%, over the third quarter of 2017 primarily due to increases in salaries and employee benefits and data processing expense. Although income before taxes was higher in the third quarter of 2018 compared to the prior year, income tax expense declined due to new tax legislation lowering the corporate tax rate in 2018.

Net investment securities gains totaled $4.3 million in the current quarter compared to losses of $3.0 million in the same quarter last year. Current quarter gains were primarily comprised of $4.3 million in unrealized gains relating to the value of the Company's private equity investments. In the same quarter last year, net securities losses resulted from the unrealized losses in fair value of the Company's private equity investments of $5.2 million and were partially offset by a $2.4 million gain on a donation of appreciated equity securities to a charitable contribution.

Net income for the first nine months of 2018 was $323.9 million, an increase of $98.9 million, or 43.9%, over the same period last year. Diluted earnings per common share were $2.96, an increase of 45.8% compared to $2.03 per share in the same period last year. For the first nine months of 2018, the annualized return on average assets was 1.76%, the annualized return on average common equity was 16.27%, and the efficiency ratio was 55.95%. Net interest income increased $67.9 million, or 12.5%, over the same period last year. This growth was largely due to increases of $59.2 million in loan interest income and $17.8 million in investment securities interest income, partly offset by a $12.6 million increase in interest expense on deposits and borrowings. The provision for loan losses was $30.4 million for the first nine months of 2018, down $2.2 million from the same period last year. Non-interest income increased $26.4 million, or 7.7%, over the first nine months of last year due to growth in bank card, trust, and deposit fees. Non-interest expense increased $13.7 million, or 2.6%, due to higher salaries and benefits expense of $15.1 million, partly offset by a $6.9 million decrease in community service expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs. 2017
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$1,218	$6,786	$8,004	$2,489	$18,232	$20,721
Real estate - construction and land	1,135	2,255	3,390	3,501	6,031	9,532
Real estate - business	218	3,403	3,621	1,268	9,528	10,796
Real estate - personal	878	601	1,479	2,034	1,528	3,562
Consumer	(869)	2,193	1,324	368	6,324	6,692
Revolving home equity	(217)	648	431	(532)	1,870	1,338
Consumer credit card	1,056	(67)	989	2,003	978	2,981
Overdrafts	—	—	—	—	—	—
Total interest on loans	3,419	15,819	19,238	11,131	44,491	55,622
Loans held for sale	(13)	41	28	141	104	245
Investment securities:
U.S. government and federal agency securities	20	1,931	1,951	106	3,516	3,622
Government-sponsored enterprise obligations	(790)	320	(470)	(1,337)	823	(514)
State and municipal obligations	(2,909)	(2,035)	(4,944)	(8,737)	(6,158)	(14,895)
Mortgage-backed securities	4,256	3,167	7,423	7,332	8,071	15,403
Asset-backed securities	(2,745)	2,157	(588)	(10,349)	6,021	(4,328)
Other securities	(77)	2,737	2,660	708	8,227	8,935
Total interest on investment securities	(2,245)	8,277	6,032	(12,277)	20,500	8,223
Federal funds sold and short-term securities purchased under
agreements to resell	(35)	26	(9)	138	150	288
Long-term securities purchased under agreements to resell	134	(24)	110	182	350	532
Interest earning deposits with banks	273	543	816	937	1,850	2,787
Total interest income	1,533	24,682	26,215	252	67,445	67,697
Interest expense:
Deposits:
Savings	15	(18)	(3)	42	(47)	(5)
Interest checking and money market	149	2,643	2,792	166	6,504	6,670
Time open & C.D.'s of less than $100,000	(66)	224	158	(212)	408	196
Time open & C.D.'s of $100,000 and over	(506)	1,621	1,115	(2,192)	4,044	1,852
Total interest on deposits	(408)	4,470	4,062	(2,196)	10,909	8,713
Federal funds purchased and securities sold under
agreements to repurchase	(59)	2,235	2,176	(58)	6,614	6,556
Other borrowings	(893)	(1)	(894)	(2,669)	—	(2,669)
Total interest expense	(1,360)	6,704	5,344	(4,923)	17,523	12,600
Net interest income, tax equivalent basis	$2,893	$17,978	$20,871	$5,175	$49,922	$55,097

Net interest income in the third quarter of 2018 was $207.8 million, an increase of $25.2 million over the third quarter of 2017. On a tax equivalent (T/E) basis, net interest income totaled $211.4 million in the third quarter of 2018, up $20.9 million over the same period last year and down $4.4 million from the previous quarter. In the third quarter of 2018, a $2.0 million non-recurring equity investment dividend was recorded, while the second quarter of 2018 included dividend income of $8.9 million related to a liquidated equity security which was carried at fair value. The increase in net interest income compared to the third quarter of

2017 was mainly due to higher interest income on loans (T/E) of $19.3 million. The increase in interest on loans was a result of higher yields on nearly all loan products, especially commercial loans, many of which have variable rates. Total interest income on investment securities (T/E) increased $6.0 million over the third quarter of 2017, which included dividend income of $2.0 million mentioned above. Also, inflation income on the Company's treasury inflation-protected securities (TIPS) increased $2.0 million over the same period last year. This increase was partly offset by a $401.8 million decrease in average investment securities balances, resulting in a decline in interest income of $2.2 million. Excluding the dividend mentioned above, the Company's net yield on earning assets (T/E) was 3.49% in the current quarter compared to 3.17% in the third quarter of 2017.

Total interest income (T/E) increased $26.2 million over the third quarter of 2017. Interest income on loans (T/E) was $161.0 million during the third quarter of 2018, and increased $19.3 million, or 13.6%, over the same quarter last year. The increase was due to growth of $294.5 million, or 2.2%, in average loan balances, and an increase of 46 basis points in average rates earned. Most of the increase in interest income occurred in the business, construction and business real estate loan categories. The largest increase to interest income occurred in business loan interest, which grew $8.0 million due to a 55 basis point increase in the average rate earned, coupled with higher average balances of $148.8 million. Construction loan interest grew $3.4 million, as average balances increased $104.4 million, or 11.8%, and the average rate earned increased 90 basis points. Business real estate loan interest increased $3.6 million due to an increase of 50 basis points in the average rate earned and an increase in average balances of $22.5 million. Personal real estate loan interest increased $1.5 million due to an increase of $93.7 million, or 4.6%, in average balances, and an increase of 11 basis points in the average rate earned. Interest on consumer loans increased $1.3 million over the same period last year as the average rate increased 44 basis points, while the average balance declined $85.8 million. This decrease was mainly due to declines in auto, marine and RV and fixed rate home equity loan balances of $84.0 million, $23.6 million and $22.8 million, respectively, partly offset by growth of $52.8 million in patient health care loans. In addition, interest on consumer credit card loans grew $989 thousand over the same period last year, as average balances increased $34.8 million.

Interest income on investment securities (T/E) was $61.9 million during the third quarter of 2018, which was an increase of $6.0 million over the same quarter last year. The increase was partly due to the receipt of $2.0 million in dividend income on the equity security mentioned above. In addition, interest income earned on mortgage-backed securities grew $7.4 million and resulted from an increase of $715.4 million in average balances and a 29 basis point increase in the average rate earned. Adjustments to premium amortization expense, due to slowing prepayment speeds on various mortgage-backed and asset-backed securities, increased interest income $729 thousand in the current quarter, compared to $635 thousand in the same quarter last year. Interest income related to TIPS increased $2.0 million in the third quarter of 2018 compared to the same period in 2017 and totaled $2.5 million in the current quarter and $447 thousand in the third quarter of 2017. The largest decline in interest income occurred in state and municipal obligations, which declined $4.9 million and was impacted by a decline in average balances of $323.6 million and a lower tax equivalent adjustment. Interest income on asset-backed securities declined $588 thousand due to lower average balances of $598.4 million, partly offset by an increase in the average rate earned of 60 basis points. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.9 billion in the third quarter of 2018, compared to $9.3 billion in the third quarter of 2017.

Interest income on balances at the Federal Reserve in the third quarter of 2018 increased $816 thousand due to a 72 basis point increase in the average rate earned and an $87.4 million increase in the average balance invested.

The average tax equivalent yield on total interest earning assets was 3.80% in the third quarter of 2018, up from 3.36% in the third quarter of 2017.

Total interest expense increased $5.3 million compared to the third quarter of 2017 due to a $4.1 million increase in interest expense on interest bearing deposits and a $1.3 million increase in interest expense on borrowings. The increase in deposit expense resulted mainly from an 11 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $2.8 million due to higher rates paid. Interest expense on certificates of deposit rose $1.3 million, as the effect of higher rates paid was partly offset by lower average balances. Interest expense on borrowings increased due to higher rates paid on customer repurchase agreements, partly offset by lower average FHLB borrowings. The overall average rate incurred on all interest bearing liabilities was .45% and .31% in the third quarters of 2018 and 2017, respectively.

Net interest income (T/E) for the first nine months of 2018 was $623.8 million compared to $568.7 million for the same period in 2017. For the first nine months of 2018, the net interest margin was 3.51% compared to 3.16% for the first nine months of 2017.

Total interest income (T/E) for the first nine months of 2018 increased $55.1 million over the same period last year mainly due to higher interest income on loans. Loan interest income (T/E) rose $55.9 million due to a $354.3 million, or 2.6%, increase in total average loan balances and a 43 basis point increase in the average rate earned. Most of the increase in loan interest occurred in business, business real estate, construction and consumer loan categories. Interest income on investment securities (T/E) grew $8.2 million mainly due to a 35 basis point increase in the average rate earned, partly offset by an $808.2 million decrease in average balances. Increased earnings were recorded for equity securities due to the receipt of $8.9 million in dividend income during the second quarter of 2018 (mentioned previously), while interest earned on mortgage-backed securities grew $15.4 million on higher average rates earned and higher average balances. Interest earned on U.S government and federal agency securities rose due to higher TIPS interest of $3.9 million. These increases were partly offset by lower interest earned on state and municipal obligations of $14.9 million, which saw declines in average balances and rates earned. Also, interest income on asset-backed securities declined $4.3 million due to lower average balances, partly offset by higher rates earned.

Interest income on balances at the Federal Reserve in the nine months ended September 30, 2018 increased $2.8 million over the first nine months of 2017 due to a 80 basis point increase in the average rate earned and an $122.8 million increase in the average balance invested. The average tax equivalent yield on total interest earning assets was 3.77% for the first nine months of 2018, up from 3.34% in the first nine months of the prior year.

Total interest expense for the first nine months of 2018 increased $12.6 million compared to last year. Interest expense on interest bearing deposits increased $8.7 million, mainly due to a nine basis point increase in the overall rate paid. Interest expense on interest checking and money market account balances increased $6.7 million due to an eight basis point increase in the rates paid. Interest expense on certificates of deposit rose $2.0 million as the effect of higher rates paid were largely offset by a decline in average balances. Interest expense on borrowings increased $3.9 million, mainly due to higher rates paid on customer repurchase agreements, which were partly offset by lower FHLB borrowings. The overall cost of total interest bearing liabilities increased to .40% compared to .29 % in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2018	2017	% change	2018	2017	% change
Bank card transaction fees	$42,427	$39,166	8.3%	$127,095	$112,212	13.3%
Trust fees	37,400	34,620	8.0	110,498	99,754	10.8
Deposit account charges and other fees	23,755	22,659	4.8	70,630	67,462	4.7
Capital market fees	1,595	1,755	(9.1)	5,878	6,253	(6.0)
Consumer brokerage services	3,884	3,679	5.6	11,623	11,054	5.1
Loan fees and sales	3,579	3,590	(.3)	9,670	10,849	(10.9)
Other	11,074	11,418	(3.0)	32,860	34,296	(4.2)
Total non-interest income	$123,714	$116,887	5.8%	$368,254	$341,880	7.7%
Non-interest income as a % of total revenue*	37.3%	39.0%		37.6%	38.6%
* Total revenue includes net interest income and non-interest income.

For the third quarter of 2018, total non-interest income amounted to $123.7 million compared with $116.9 million in the same quarter last year, which was an increase of $6.8 million, or 5.8%. The increase was mainly due to growth in bank card, trust, deposit and cash sweep commissions.

Bank card transaction fees for the current quarter increased $3.3 million, or 8.3%, over the same quarter last year and were comprised of net fees on corporate card ($24.8 million), debit card ($9.9 million), merchant ($5.2 million) and credit card ($2.6 million) transactions. Corporate card net fees grew $3.2 million, or 14.7%, over the same period last year due to growth in interchange income from customer spend, partially offset by higher rewards costs. Debit card net fees grew $683 thousand, or 7.4%, driven by both higher fees and lower network processing costs. Overall net merchant income increased $377 thousand, or 7.9%, compared to the same period last year due to lower processing costs, while net credit card fees declined $980 thousand due to higher rewards expense.

Trust fees for the quarter increased $2.8 million, or 8.0%, over the same quarter last year, resulting mainly from growth in private client trust fees, which were up $2.5 million, or 9.8%, and institutional trust fees, which were up $360 thousand, or 5.1%. Deposit account fees increased $1.1 million, or 4.8%, over the same quarter last year, as corporate cash management fees increased $620 thousand, or 7.0%, overdraft and return item fees increased $194 thousand, or 2.5%, and deposit account service charges increased $282 thousand, or 4.8%. Consumer brokerage fees grew $205 thousand, or 5.6%, on higher fixed annuity and advisory fees, while capital market fees declined $160 thousand on lower sales of fixed income investments to clients. Other non-interest income decreased $344 thousand compared to the same quarter of last year mainly due to lower gains on sales of leased assets to customers upon lease termination, partly offset by higher cash sweep commissions.

Non-interest income for the first nine months of 2018 was $368.3 million compared to $341.9 million in the first nine months of 2017, resulting in an increase of $26.4 million, or 7.7%. Bank card fees increased $14.9 million, or 13.3%, as a result of growth in corporate card net fees of $12.1 million, or 19.7%, and debit card net fees of $3.9 million, or 15.2%, partly offset by declines of $174 thousand, or 1.2%, in merchant net fees and $937 thousand, or 9.3%, in credit card net fees. Trust fee income increased $10.7 million, or 10.8%, as a result of growth in private client and institutional trust fees, which grew $8.9 million and $1.8 million, respectively. Deposit account fees increased $3.2 million, or 4.7%, mainly due to growth of $1.7 million in corporate cash management fees, $733 thousand in overdraft and return item fees and $711 thousand in deposit account service charges. Loan fees and sales decreased $1.2 million, or 10.9%, due to lower mortgage banking revenue. Consumer brokerage fees rose $569 thousand due to higher fixed annuity and advisory fee income, while capital market fees decreased $375 thousand, or 6.0%. Other non-interest income decreased $1.4 million, or 4.2%, mainly due to lower gains on sales of branch properties, lower gains on sales of leased assets, and software write downs. These declines were partly offset by higher fees from interest rate swap sales and cash sweep commissions.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Net gains (losses) on sales and fair value adjustments of private equity investments	$4,275	$(5,423)	$12,371	$(8,263)
Adjustment for dividend income on a liquidated equity investment	—	—	(8,917)	—
Donations of equity securities	—	2,392	—	6,707
Fair value adjustments on equity securities	24	—	2,723	—
Other	7	(6)	464	(602)
Total investment securities gains (losses), net	$4,306	$(3,037)	$6,641	$(2,158)

Net gains and losses on investment securities which were recognized in earnings during the three and nine months ended September 30, 2018 and 2017 are shown in the table above. Net securities gains of $4.3 million were reported in the third quarter of 2018, compared to net losses of $3.0 million in the same period last year.  The net gains in the third quarter of 2018 were mainly comprised of unrealized gains in fair value on the Company’s holdings of private equity investments. The net losses for the same quarter last year resulted from unrealized losses in fair value on the Company’s holdings of private equity investments, partly offset by a gain recorded on the donation of appreciated equity securities to a charitable foundation.

Included in gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. Impairment losses on these securities totaled $68 thousand in the first nine months of 2018, compared to $372 thousand in the same period last year.  Private equity investment activity generated net gains of $12.4 million in the first nine months of 2018 compared to net losses of $8.3 million in the same period in 2017. These included fair value adjustments, in addition to gains and losses realized upon disposition. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $2.5 million during the first nine months of 2018 and income of $1.1 million during the first nine months of 2017.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2018	2017	% change	2018	2017	% change
Salaries and employee benefits	$116,194	$111,382	4.3%	$347,677	$332,580	4.5%
Net occupancy	11,631	11,459	1.5	34,333	34,332	—
Equipment	4,592	4,491	2.2	13,617	13,876	(1.9)
Supplies and communication	5,103	5,517	(7.5)	15,542	16,672	(6.8)
Data processing and software	22,056	19,968	10.5	63,762	59,908	6.4
Marketing	4,999	4,676	6.9	14,946	12,388	20.6
Deposit insurance	3,167	3,479	(9.0)	9,750	10,542	(7.5)
Community service	580	3,006	(80.7)	1,965	8,866	(77.8)
Other	16,737	15,239	9.8	47,604	46,320	2.8
Total non-interest expense	$185,059	$179,217	3.3%	$549,196	$535,484	2.6%

Non-interest expense for the third quarter of 2018 amounted to $185.1 million, an increase of $5.8 million, or 3.3%, compared with $179.2 million in the third quarter of last year. The increase in expense over the same period last year was mainly due to higher costs for salaries, employee benefits, and data processing, partly offset by lower supplies and communication, community service, and foreclosed property expense. Salaries expense increased $4.2 million, or 4.3%, mainly due to higher full-time salary costs. Employee benefits expense totaled $16.3 million, reflecting growth of $652 thousand, or 4.2%, mainly as a result higher medical costs. Full-time equivalent employees totaled 4,797 at September 30, 2018 compared to 4,811 at September 30, 2017. Occupancy costs increased $172 thousand, or 1.5%, partly due to higher repair and maintenance costs, while equipment expense increased $101 thousand, or 2.2%. Supplies and communication expense declined $414 thousand, or 7.5%, mainly due to lower data network expense. Data processing expense increased $2.1 million, or 10.5%, mainly due to higher processing and software costs, while marketing expense increased $323 thousand partly due to new bank card initiatives which are being funded by reduced bank card network costs. Deposit insurance expense decreased $312 thousand, or 9.0%, from the third quarter of last year due to decreases in average assets and the assessment rate. Community service expense declined $2.4 million due to the donation of $2.5 million in appreciated securities to a charitable foundation in the previous year, which did not recur this year. Other non-interest expense increased $1.5 million mainly due to higher costs for professional fees, travel and entertainment, partly offset by lower processing and fraud losses and foreclosed property expense.

For the first nine months of 2018, non-interest expense amounted to $549.2 million, an increase of $13.7 million, or 2.6%, compared with $535.5 million in the same period last year. Salaries and benefits increased $15.1 million, or 4.5%, mainly due to higher full-time salaries, incentives and medical expense. Equipment expense declined $259 thousand, or 1.9%, mainly due to lower depreciation expense, while supplies and communication expense was down $1.1 million, or 6.8%, due to lower data network expense. Data processing and software expense increased $3.9 million, or 6.4%, mostly due to higher processing costs. Marketing expense increased $2.6 million, or 20.6%, mainly due to new bank card initiatives in 2018 and lower spending in the first quarter of 2017. Community service expense decreased due to the donation of $7.0 million in appreciated securities in the previous year, while deposit insurance expense decreased $792 thousand, or 7.5%. Other non-interest expense increased $1.3 million mainly due to higher directors fees, professional fees, travel and entertainment and employee education expense, partly offset by lower processing and bank card fraud losses.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	2018	2017
Provision for loan losses	$9,999	$10,043	$10,704	$30,438	$32,590
Net loan charge-offs (recoveries):
Commercial:
Business	332	36	195	354	610
Real estate-construction and land	(119)	(297)	(362)	(452)	(1,104)
Real estate-business	(42)	(40)	(106)	(287)	(155)
Commercial net loan charge-offs (recoveries)	171	(301)	(273)	(385)	(649)
Personal Banking:
Real estate-personal	(153)	(95)	(137)	(191)	(249)
Consumer	2,091	1,862	3,057	6,481	7,795
Revolving home equity	(1)	—	(19)	55	92
Consumer credit card	7,340	8,251	7,631	23,157	22,529
Overdrafts	351	326	445	1,121	1,172
Personal banking net loan charge-offs	9,628	10,344	10,977	30,623	31,339
Total net loan charge-offs	$9,799	$10,043	$10,704	$30,238	$30,690

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	2018	2017
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.03%	—%	.02%	.01%	.02%
Real estate-construction and land	(.05)	(.12)	(.16)	(.06)	(.17)
Real estate-business	(.01)	(.01)	(.02)	(.01)	(.01)
Commercial net loan charge-offs (recoveries)	.01	(.01)	(.01)	(.01)	(.01)
Personal Banking:
Real estate-personal	(.03)	(.02)	(.03)	(.01)	(.02)
Consumer	.42	.37	.59	.43	.52
Revolving home equity	—	—	(.02)	.02	.03
Consumer credit card	3.76	4.39	4.09	4.06	4.07
Overdrafts	29.60	29.08	40.37	32.51	35.98
Personal banking net loan charge-offs	.73	.79	.83	.78	.81
Total annualized net loan charge-offs	.28%	.29%	.31%	.29%	.30%
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

Net loan charge-offs in the third quarter of 2018 amounted to $9.8 million, compared with $10.0 million in the prior quarter and $10.7 million in the third quarter of last year. During the third quarter of 2018, the Company recorded net recoveries on personal real estate loans of $153 thousand, compared to net recoveries of $95 thousand in the prior quarter. Additionally, net loan charge-offs on consumer credit card loans decreased $911 thousand in the third quarter of 2018 compared to the prior quarter. These decreases in net loan charge-offs were partially offset by an increase in business loan net charge-offs of $332 thousand, compared to net charge-offs of $36 thousand in prior quarter. Additionally, net charge-offs on consumer loans increased $229 thousand in the third quarter of 2018 compared to the prior quarter, and the Company recorded lower net recoveries of $178 thousand on construction loans.

For the three months ended September 30, 2018, annualized net charge-offs on average consumer credit card loans totaled 3.76%, compared to 4.39% in the previous quarter and 4.09% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .42%, compared to .37% in the prior quarter and .59% in the same period last year.  Annualized net charge-offs on personal real estate loans also remained low this quarter.  In the third quarter of 2018, total annualized net loan charge-offs were .28%, compared to .29% in the previous quarter and .31% in the same period last year.

The provision for loan losses totaled $10.0 million in both the current and prior quarters and exceeded net loan charge-offs by $200 thousand in the third quarter of 2018. During the third quarter of 2017, the provision for loan losses totaled $10.7 million and equaled net loan charge-offs for the same period.

For the nine months ended September 30, 2018, net loan charge-offs amounted to $30.2 million, compared to $30.7 million in the same period last year. During the first nine months of 2018, the Company recorded net recoveries of $385 thousand on commercial loans, compared to net recoveries of $649 thousand in the first nine months of 2017. Additionally, consumer loan net charge-offs decreased $1.3 million in the first nine months of 2018 compared to the first nine months of the prior year, but the decrease was partly offset by $628 thousand of higher net charge-offs on consumer credit card loans. The provision expense for the first nine months of 2018 was $30.4 million and exceeded net loan charge-offs by $200 thousand. In the same period last year, the provision for loan losses totaled $32.6 million and exceeded net loan charge-offs by $1.9 million.

At September 30, 2018, the allowance for loan losses amounted to $159.7 million, compared to $159.5 million at December 31, 2017, and was 1.14% of total loans at both period ends. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2018.

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

(Dollars in thousands)	September 30, 2018	December 31, 2017
Non-accrual loans	$8,369	$11,983
Foreclosed real estate	1,181	681
Total non-performing assets	$9,550	$12,664
Non-performing assets as a percentage of total loans	.07%	.09%
Non-performing assets as a percentage of total assets	.04%	.05%
Total loans past due 90 days and still accruing interest	$13,991	$18,127

Non-accrual loans, which are also classified as impaired, totaled $8.4 million at September 30, 2018, and decreased $3.6 million from balances at December 31, 2017. The decrease occurred in business real estate, consumer, business, and personal real estate loans, which decreased $1.3 million, $834 thousand, $816 thousand, and $694 thousand, respectively. At September 30, 2018, non-accrual loans were comprised mainly of business (61.3%), personal real estate (21.1%), and business real estate (17.5%) loans. Foreclosed real estate totaled $1.2 million at September 30, 2018, an increase of $500 thousand when compared to December 31, 2017. Total loans past due 90 days or more and still accruing interest were $14.0 million as of September 30, 2018, a decrease of $4.1 million when compared to December 31, 2017. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $197.7 million at September 30, 2018 compared with $213.4 million at December 31, 2017, resulting in a decrease of $15.7 million, or 7.4%.

(In thousands)	September 30, 2018	December 31, 2017
Potential problem loans:
Business	$148,998	$153,417
Real estate – construction and land	861	2,702
Real estate – business	45,596	51,134
Real estate – personal	2,226	6,121
Total potential problem loans	$197,681	$213,374

At September 30, 2018, the Company had $106.2 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $85.2 million which are classified as substandard and included in the table above because of this classification.

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
Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 7.2% of total loans outstanding at September 30, 2018. The largest component of construction and land loans was commercial construction, which increased $23.6 million during the nine months ended September 30, 2018. At September 30, 2018, multi-family residential construction loans totaled approximately $196.5 million, or 26.5% of the commercial construction loan portfolio, compared to $252.8 million, or 35.2%, at December 31, 2017.

(Dollars in thousands)	September 30, 2018	% of Total	% of Total Loans	December 31, 2017	% of Total	% of Total Loans
Residential land and land development	$74,639	7.5%	.5%	$81,859	8.5%	.6%
Residential construction	133,382	13.3	1.0	121,138	12.5	.9
Commercial land and land development	50,714	5.1	.4	48,474	5.0	.3
Commercial construction	740,956	74.1	5.3	717,349	74.0	5.1
Total real estate - construction and land loans	$999,691	100.0%	7.2%	$968,820	100.0%	6.9%

Real Estate – Business Loans
Total business real estate loans were $2.7 billion at September 30, 2018 and comprised 19.5% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2018, 37.0% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	September 30, 2018	% of Total	% of Total Loans	December 31, 2017	% of Total	% of Total Loans
Owner-occupied	$1,007,434	37.0%	7.2%	$1,010,786	37.5%	7.2%
Multi-family	385,820	14.2	2.8	298,605	11.1	2.1
Office	338,651	12.4	2.4	373,301	13.8	2.7
Retail	295,877	10.9	2.0	338,937	12.6	2.4
Hotels	202,569	7.4	1.5	181,704	6.7	1.3
Farm	163,318	6.0	1.2	161,972	6.0	1.2
Industrial	70,968	2.5	.5	73,078	2.7	.5
Other	261,405	9.6	1.9	259,069	9.6	1.9
Total real estate - business loans	$2,726,042	100.0%	19.5%	$2,697,452	100.0%	19.3%

Real Estate – Personal Loans
The Company's $2.1 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 52, recent loss rates have remained low. At September 30, 2018, loans past due over 30 days decreased $832 thousand, and non-accrual loans decreased $694 thousand compared to December 31, 2017. Also, as shown in Note 2, only 3.0% of this portfolio has FICO scores of less than 660. Approximately $30.5 million, or 1.4%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At September 30, 2018, loans with no mortgage insurance and an original LTV higher than 80% totaled $181.9 million compared to $183.6 million at December 31, 2017.

Revolving Home Equity Loans
The Company had $375.3 million in revolving home equity loans at September 30, 2018 that were generally collateralized by residential real estate. Most of these loans (92.4%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2018, the outstanding principal of loans with an original LTV higher than 80% was $46.9 million, or 12.5% of the portfolio, compared to $51.3 million as of December 31, 2017. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $2.4 million at September 30, 2018 compared to $3.2 million at December 31, 2017.  The weighted average FICO score for the total current portfolio balance is 792. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2018 through 2020, approximately 9% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 90% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Outstanding balances for auto loans were $920.0 million and $1.0 billion at September 30, 2018 and December 31, 2017, respectively. The balances over 30 days past due amounted to $15.0 million at September 30, 2018 compared to $18.4 million at the end of 2017, and comprised 1.6% and 1.8% of the outstanding balances of these loans at September 30, 2018 and December 31, 2017, respectively. For the nine months ended September 30, 2018, $275.1 million of new auto loans were originated, compared to $383.7 million during the first nine months of 2017.  At September 30, 2018, the automobile loan portfolio had a weighted average FICO score of 756.

Outstanding balances for motorcycle loans were $99.6 million at September 30, 2018, compared to $129.5 million at December 31, 2017. The balances over 30 days past due amounted to $1.8 million and $2.5 million at September 30, 2018 and December 31, 2017, respectively, and comprised 1.8% of the outstanding balance of these loans at September 30, 2018, compared to 1.9% at December 31, 2017. During the first nine months of 2018, new motorcycle loan originations totaled $13.1 million compared to $55.3 million during the full year of 2017.

The Company's balance of marine and RV loans totaled $55.8 million at September 30, 2018, compared to $71.8 million at December 31, 2017, and the balances over 30 days past due amounted to $2.0 million and $2.6 million at September 30, 2018 and December 31, 2017, respectively. The net charge-offs on marine and RV loans decreased from $1.0 million in the first nine months of 2017 to $293 thousand in the first nine months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2018 of $788.1 million in consumer credit card loans outstanding, approximately $185.0 million, or 23%, carried a low promotional rate. Within the next six months, $63.8 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $147.0 million at September 30, 2018, as shown in the table below.

(In thousands)	September 30, 2018	December 31, 2017	Unfunded commitments at September 30, 2018
Extraction	$112,686	$86,040	$54,329
Mid-stream shipping and storage	4,961	9,310	55,663
Downstream distribution and refining	15,574	25,329	24,165
Support activities	13,731	13,811	11,995
Total energy lending portfolio	$146,952	$134,490	$146,152

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $813.1 million at September 30, 2018. Additional unfunded commitments at September 30, 2018 totaled $1.2 billion.

Income Taxes
Income tax expense was $26.6 million in the third quarter of 2018, compared to $29.5 million in the second quarter of 2018 and $32.3 million in the third quarter of 2017. The Company's effective tax rate, including the effect of non-controlling interest, was 19.1% in the third quarter of 2018, compared to 21.1% in the second quarter of 2018 and 30.2% in the third quarter of 2017. For the nine months ended September 30, 2018, income tax expense was $79.4 million, compared to $90.4 million for the same period during the previous year, resulting in effective tax rates of 19.7% and 28.7%, respectively. Beginning in 2018, new tax reform legislation lowered the federal tax rate from 35% to 21%, which resulted in the lower effective tax rates in 2018. The lower tax rate in the current quarter was the result of a new state law enacted in the third quarter of 2018 coupled with adjustments relating to the tax reform legislation. These adjustments resulted in tax benefits of $2.4 million recorded in the third quarter of 2018.

Financial Condition

Balance Sheet
Total assets of the Company were $25.1 billion at September 30, 2018 and $24.8 billion at December 31, 2017. Earning assets (excluding the allowance for loan losses and fair value adjustments on debt securities) amounted to $24.0 billion at September 30, 2018 and $23.7 billion at December 31, 2017, and consisted of 58% in loans and 37% in investment securities.

At September 30, 2018, total loans decreased $32.6 million, or .2%, compared with balances at December 31, 2017. This decrease was mainly due to a decline in consumer loans, which decreased $137.0 million. Consumer loans, which includes automobile, marine and RV, fixed rate home equity, and other consumer loans, decreased largely because of declines in automobile lending activity. Continued lower demand for auto loans, coupled with the sale of $25.9 million of loans to another financial institution in the second quarter of 2018, decreased auto loan balances $89.9 million at September 30, 2018 compared to balances at December 31, 2017. Marine and RV loans continued to run off during the period, declining $16.1 million, and lower demand for fixed rate home equity loans decreased balances $22.6 million. However, patient health care loans increased $25.4 million. Business loans increased $8.2 million during the first nine months of the year, primarily due to higher commercial and industrial lending activity, partly offset by lower tax-free lending. Business real estate loans grew by $28.6 million over year end balances due to growth in multi-family residential projects, while commercial construction projects contributed to the increase in construction loans of $30.9 million during the same period. Personal real estate loan balances increased $57.9 million during the first nine months of 2018; however, the Company sold $143.8 million of longer-term fixed rate loans during the first nine months of 2018 compared to $151.8 million in the same period of 2017. Consumer credit card loans increased $4.2 million, while revolving home equity loans declined $25.3 million.

Available for sale investment securities, excluding fair value adjustments, increased $116.8 million at September 30, 2018 compared to December 31, 2017. Purchases of securities during this period totaled $1.5 billion, offset by sales, maturities, and pay downs of $1.4 billion. The largest increases in outstanding balances occurred in agency mortgage-backed and non-agency mortgage-backed securities, which increased $304.4 million and $199.4 million, respectively. These increases were partially offset by decreases in state and municipal obligations and government-sponsored enterprise obligations, which decreased $195.1 million and $180.2 million, respectively. At September 30, 2018, the duration of the investment portfolio was 3.3 years, and maturities and pay downs of approximately $1.1 billion are expected to occur during the next 12 months.

Equity securities decreased $46.1 million at September 30, 2018 compared to December 31, 2017. The decline in equity securities during the first nine months of 2018 was due to a third party merger transaction in June 2018, in which the majority of these securities were redeemed for cash of $39.9 million.
Total deposits at September 30, 2018 amounted to $20.1 billion and decreased $291.8 million compared to December 31, 2017. The decrease in deposits resulted mainly from declines in demand deposits (aggregate decrease of $430.4 million) and certificates of deposit, (decrease of $94.9 million), but were partly offset by growth in savings, interest checking, and money market accounts (aggregate increase of $233.4 million). The Company’s borrowings totaled $1.9 billion at September 30, 2018, an increase of $354.8 million over balances at December 31, 2017, mainly due to growth in customer repurchase agreements and federal funds purchased.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2018	June 30, 2018	December 31, 2017
Liquid assets:
Available for sale debt securities	$8,674,986	$8,412,376	$8,725,442
Federal funds sold	14,375	31,500	42,775
Long-term securities purchased under agreements to resell	700,000	700,000	700,000
Balances at the Federal Reserve Bank	334,752	114,947	30,631
Total	$9,724,113	$9,258,823	$9,498,848

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $14.4 million as of September 30, 2018. Long-term resale agreements, maturing through 2022, totaled $700.0 million at September 30, 2018. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $722.0 million in fair value at September 30, 2018. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $334.8 million at September 30, 2018. The fair value of the available for sale debt portfolio was $8.7 billion at September 30, 2018 and included an unrealized net loss in fair value of $157.3 million. The total net unrealized loss included net losses of $110.9 million on mortgage-backed and asset-backed securities, $21.3 million on U.S. government and federal agency obligations, $7.0 million on government-sponsored enterprise obligations and $9.4 million on other debt securities.

Approximately $1.1 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2018	June 30, 2018	December 31, 2017
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$71,248	$75,583	$84,946
FHLB borrowings and letters of credit	10,476	11,360	13,332
Securities sold under agreements to repurchase *	2,107,468	1,623,193	2,001,401
Other deposits and swaps	1,995,714	2,043,502	1,679,024
Total pledged securities	4,184,906	3,753,638	3,778,703
Unpledged and available for pledging	3,113,633	3,246,559	3,346,826
Ineligible for pledging	1,376,447	1,412,179	1,599,913
Total available for sale debt securities, at fair value	$8,674,986	$8,412,376	$8,725,442
* Includes securities pledged for collateral swaps, as discussed in Note 11 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2018, such deposits totaled $18.5 billion and represented 91.7% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.1 billion at September 30, 2018. These accounts are normally considered more volatile and higher costing and comprised 5.4% of total deposits at September 30, 2018.

(In thousands)	September 30, 2018	June 30, 2018	December 31, 2017
Core deposit base:
Non-interest bearing	$6,728,605	$6,876,756	$7,158,962
Interest checking	1,747,327	1,592,848	1,533,904
Savings and money market	9,985,730	10,168,984	9,965,716
Total	$18,461,662	$18,638,588	$18,658,582

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	September 30, 2018	June 30, 2018	December 31, 2017
Borrowings:
Federal funds purchased	$358,940	$131,685	$202,370
Securities sold under agreements to repurchase	1,503,177	1,035,074	1,304,768
Other debt	1,534	9,291	1,758
Total	$1,863,651	$1,176,050	$1,508,896

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.5 billion, which generally mature overnight.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2018.

	September 30, 2018
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,446,563	$1,336,653	$3,783,216
Letters of credit issued	(152,093)	—	(152,093)
Available for future advances	$2,294,470	$1,336,653	$3,631,123

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $280.8 million during the first nine months of 2018, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $446.7 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $126.8 million. Activity in the investment securities portfolio used cash of $104.2 million for purchases (net of sales, maturities and pay downs). Financing activities used cash of $39.1 million, largely resulting from dividend payments of $82.0 million on common and preferred stock and a net decrease in deposit balances of $272.3 million, partially offset by an increase of $355.0 million in federal funds purchased and securities sold under agreements to repurchase. Additionally, treasury stock purchases used cash of $39.6 million in the first nine months of 2018. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2018 and December 31, 2017, as shown in the following table.

(Dollars in thousands)	September 30, 2018	December 31, 2017	Minimum Ratios under Capital Adequacy Guidelines *	Minimum Ratios for Well-Capitalized Banks **
Risk-adjusted assets	$18,939,262	$19,149,949
Tier I common risk-based capital	2,664,685	2,422,480
Tier I risk-based capital	2,809,469	2,567,264
Total risk-based capital	2,970,276	2,747,863
Tier I common risk-based capital ratio	14.07%	12.65%	7.00%	6.50%
Tier I risk-based capital ratio	14.83%	13.41%	8.50%	8.00%
Total risk-based capital ratio	15.68%	14.35%	10.50%	10.00%
Tier I leverage ratio	11.38%	10.39%	4.00%	5.00%
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and normally purchases stock in the open market. The Company purchased 615,403 shares at an average price of $64.31 during the nine months ended September 30, 2018, which were related to both open market purchases and stock-based compensation transactions. At September 30, 2018, 2,828,120 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.235 per share cash dividend on its common stock each quarter thus far in 2018, which was a 9.8% increase compared to its 2017 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2018 totaled $10.5 billion (including approximately $5.2 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $347.8 million and $14.7 million, respectively, at September 30, 2018. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.0 million at September 30, 2018.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first nine months of 2018, purchases and sales of tax credits amounted to $75.7 million and $53.3 million, respectively. Fees from sales of tax credits were $3.0 million for nine months ended September 30, 2018, compared to $2.6 million in the same period last year. At September 30, 2018, the Company expected to fund outstanding purchase commitments of $73.5 million during the remainder of 2018.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2018 and 2017.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2018
Net interest income	$219,841	$255,763	$35,006	$510,610	$100,995	$611,605
Provision for loan losses	(30,658)	322	32	(30,304)	(134)	(30,438)
Non-interest income	93,729	150,535	128,794	373,058	(4,804)	368,254
Investment securities gains, net	—	—	—	—	6,641	6,641
Non-interest expense	(213,437)	(221,854)	(92,552)	(527,843)	(21,353)	(549,196)
Income before income taxes	$69,475	$184,766	$71,280	$325,521	$81,345	$406,866
Nine Months Ended September 30, 2017
Net interest income	$207,421	$244,088	$35,515	$487,024	$56,647	$543,671
Provision for loan losses	(31,531)	959	(9)	(30,581)	(2,009)	(32,590)
Non-interest income	88,413	137,139	116,961	342,513	(633)	341,880
Investment securities losses, net	—	—	—	—	(2,158)	(2,158)
Non-interest expense	(204,940)	(212,327)	(90,378)	(507,645)	(27,839)	(535,484)
Income before income taxes	$59,363	$169,859	$62,089	$291,311	$24,008	$315,319
Increase in income before income taxes:
Amount	$10,112	$14,907	$9,191	$34,210	$57,337	$91,547
Percent	17.0%	8.8%	14.8%	11.7%	N.M.	29.0%

Consumer
For the nine months ended September 30, 2018, income before income taxes for the Consumer segment increased $10.1 million, or 17.0%, compared to the first nine months of 2017. This increase in income before taxes was mainly due to growth in net interest income of $12.4 million, or 6.0%, and non-interest income of $5.3 million, or 6.0%. Also, the provision for loan losses decreased $873 thousand, or 2.8%, from the first nine months of 2017. These increases to income were partly offset by higher non-interest expense of $8.5 million, or 4.1%. Net interest income increased due to a $10.2 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and growth of $2.9 million in loan interest income. Non-interest income increased mainly due to growth in net debit card fees (mainly lower network expense), deposit fees (mainly deposit account service fees and overdraft and return item fees) and mortgage banking revenue. Non-interest expense increased over the same period in the previous year due to higher allocated servicing and support costs, mainly marketing, online banking and information technology. The provision for loan losses totaled $30.7 million, an $873 thousand decrease from the first nine months of 2017, which was mainly due to lower personal loan and marine and RV loan net charge-offs, partly offset by higher consumer credit card loan net charge-offs.

Commercial
For the nine months ended September 30, 2018, income before income taxes for the Commercial segment increased $14.9 million, or 8.8%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and non-interest income, partly offset by higher non-interest expense. Net interest income increased $11.7 million, or 4.8%, due to a $50.8 million increase in loan interest income, partly offset by a decline of $24.4 million in net allocated funding credits and higher interest expense of $14.8 million on deposits and customer repurchase agreements. Non-interest income increased $13.4 million, or 9.8%, over the previous year due to higher net corporate card fees (driven by higher fees and lower network expense), swap fees, and deposit account fees (mainly corporate cash management fees). These increases were partly offset by lower gains on sales of leased assets to customers upon lease termination. Non-interest expense increased $9.5 million, or 4.5%, mainly due to increases in allocated service and support costs (mainly information technology and commercial sales and product support fees). In addition, salaries expense and data processing expense increased over the prior year. The provision for loan losses increased $637 thousand over the same period last year, due to lower net recoveries on construction loans. This increase was partly offset by lower net charge-offs on commercial card loans and higher net recoveries on business real estate loans.

Wealth
Wealth segment pre-tax profitability for the nine months ended September 30, 2018 increased $9.2 million, or 14.8%, over the same period in the previous year. Net interest income decreased $509 thousand, or 1.4%, mainly due to a decline in net allocated funding credits, partly offset by an increase in loan interest income. Non-interest income increased $11.8 million, or 10.1%, over the prior year largely due to higher private client and institutional trust fees, brokerage fees and cash sweep commissions. These increases were partly offset by write downs on software costs. Non-interest expense increased $2.2 million, or 2.4%, mainly due to higher salary and benefit costs, data processing expense and allocated support and corporate management fee costs, partly offset by lower trust losses and professional fees expense. The provision for loan losses decreased $41 thousand, mainly due to personal real estate loan net recoveries.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $57.3 million. This increase was mainly due to higher unallocated net interest income of $44.3 million and lower non-interest expense of $6.5 million, partly offset by lower non-interest income of $4.2 million. Unallocated securities gains were $6.6 million in the first nine months of 2018 compared to losses of $2.2 million in 2017. Also, the unallocated loan loss provision decreased $1.9 million, as the provision was $1.9 million in excess of charge-offs in the first nine months of 2017, while the provision was $200 thousand in excess of charge-offs during the first nine months of 2018.

Impact of Recently Issued Accounting Standards

Derivatives The FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities", in August 2017. The ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These improvements allow the hedging of risk components, ease restrictions on the measurement of the change in fair value of the hedged item, aligns the recognition and presentation of the effects of the hedging instrument and the hedged item, and otherwise simplify hedge accounting guidance. The amendments are effective January 1, 2019 but may be adopted early in any interim period. The Company adopted the ASU on January 1, 2018, but as the Company did not utilize hedge accounting on that date, the Company's consolidated financial statements were not affected by the adoption. The hedging improvements in the new guidance were applied to a cash flow hedge that was executed in the third quarter of 2018.

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

Leases In February 2016, the FASB issued ASU 2016-02, "Leases", in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The FASB continues to issue additional ASUs clarifying the lease guidance for certain implementation issues, providing an optional transition method allowing the standard to be initially applied at the adoption date, and providing lessors a practical expedient related to separating components of a lease. Under the ASU and the related amendments, the guidance is effective for interim and annual periods beginning January 1, 2019. The Company is the lessee in approximately 200 lease agreements. At December 31, 2017, future minimum lease payments for operating leases totaled $34 million.  The Company is in the final stages of installing and testing new lease accounting software to comply with the new accounting requirements. All existing lease agreements for which the new accounting standard is to be applied have been reviewed and processes and controls are being developed. Based on preliminary calculations, total right-of-use assets and lease liabilities are expected to range in the amount of $20 million to $30 million and should not materially impact the Company's consolidated financial statements or various balance sheet related ratios.

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

The Company continues through its internal working group and its outside vendor and advisor to assess and address the various requirements of CECL and how the software purchased to assist with CECL calculations would operate. Based on preliminary model selections for the various loan segments, we continue to identify and address various data needs required in the software while working with the software vendor to set appropriate parameters. Our project plan targets year-end 2018 for initial proforma CECL calculations.

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

Financial Instruments The FASB issued ASU 2018-13, "Changes to the Disclosure Requirements of Fair Value Measurement", in August 2018. The amendments in the ASU eliminate or modify certain disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. In addition, the amendments in the ASU also require the addition of new disclosure requirements on fair value measurement, including the disclosure of changes in unrealized gains and losses for the period included in AOCI for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective January 1, 2020, but early adoption is permitted. The Company is still assessing the impact on the Company's consolidated financial statements.

Intangible Assets The FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", in August 2018. Under current guidance, the accounting for implementation costs of a hosting arrangement that is a service contract is not specifically addressed. Under the new amendments, the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract are aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software or hosting arrangements that include internal-use software license. The guidance is effective January 1, 2020, but early adoption is permitted. The Company is still assessing the impact on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2018 and 2017

	Third Quarter 2018			Third Quarter 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,926,063	$47,138	3.80%	$4,777,222	$39,134	3.25%
Real estate — construction and land	992,045	13,039	5.21	887,596	9,649	4.31
Real estate — business	2,732,968	29,946	4.35	2,710,453	26,325	3.85
Real estate — personal	2,110,945	20,391	3.83	2,017,264	18,912	3.72
Consumer	1,984,643	22,310	4.46	2,070,398	20,986	4.02
Revolving home equity	373,819	4,448	4.72	395,212	4,017	4.03
Consumer credit card	774,512	23,411	11.99	739,692	22,422	12.03
Overdrafts	4,704	—	—	4,373	—	—
Total loans	13,899,699	160,683	4.59	13,602,210	141,445	4.13
Loans held for sale	18,201	315	6.87	21,227	287	5.36
Investment securities:
U.S. government and federal agency obligations	923,557	5,183	2.23	917,808	3,232	1.40
Government-sponsored enterprise obligations	261,938	1,385	2.10	456,668	1,855	1.61
State and municipal obligations(A)	1,375,768	10,335	2.98	1,699,365	15,279	3.57
Mortgage-backed securities	4,434,119	29,578	2.65	3,718,697	22,155	2.36
Asset-backed securities	1,427,041	8,700	2.42	2,025,415	9,288	1.82
Other debt securities	339,952	2,223	2.59	322,231	2,041	2.51
Trading debt securities(A)	24,490	193	3.13	21,149	134	2.51
Equity securities(A)	4,466	368	32.69	51,204	520	4.02
Other securities(A)	120,206	3,940	13.00	100,776	1,369	5.39
Total investment securities	8,911,537	61,905	2.76	9,313,313	55,873	2.37
Federal funds sold and short-term securities
purchased under agreements to resell	13,042	69	2.10	23,807	78	1.30
Long-term securities purchased
under agreements to resell	685,869	3,915	2.26	662,490	3,805	2.28
Interest earning deposits with banks	298,632	1,478	1.96	211,219	662	1.24
Total interest earning assets	23,826,980	228,365	3.80	23,834,266	202,150	3.36
Allowance for loan losses	(158,840)			(156,909)
Unrealized gain (loss) on debt securities	(119,319)			73,291
Cash and due from banks	356,958			348,554
Land, buildings and equipment, net	343,755			345,139
Other assets	446,537			428,537
Total assets	$24,696,071			$24,872,878
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$877,347	249.11		$829,197	252.12
Interest checking and money market	10,839,310	6,981.26		10,387,212	4,189.16
Time open & C.D.'s of less than $100,000	593,936	834.56		667,710	676.40
Time open & C.D.'s of $100,000 and over	1,100,299	3,899	1.41	1,326,290	2,784.83
Total interest bearing deposits	13,410,892	11,963.35		13,210,409	7,901.24
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,499,837	5,022	1.33	1,500,987	2,846.75
Other borrowings	1,833	12	2.60	101,904	906	3.53
Total borrowings	1,501,670	5,034	1.33	1,602,891	3,752.93
Total interest bearing liabilities	14,912,562	16,997.45%		14,813,300	11,653.31%
Non-interest bearing deposits	6,677,665			7,135,703
Other liabilities	296,884			251,714
Equity	2,808,960			2,672,161
Total liabilities and equity	$24,696,071			$24,872,878
Net interest margin (T/E)		$211,368			$190,497
Net yield on interest earning assets			3.52%			3.17%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21% in 2018 and 35% in prior periods.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2018 and 2017

	Nine Months 2018			Nine Months 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$4,940,920	$135,047	3.65%	$4,836,637	$114,326	3.16%
Real estate — construction and land	972,090	36,307	4.99	859,582	26,775	4.16
Real estate — business	2,731,156	86,036	4.21	2,685,947	75,240	3.75
Real estate — personal	2,084,179	59,649	3.83	2,011,257	56,087	3.73
Consumer	2,027,145	66,223	4.37	2,014,701	59,531	3.95
Revolving home equity	381,568	12,819	4.49	400,087	11,481	3.84
Consumer credit card	762,196	68,611	12.04	739,619	65,630	11.86
Overdrafts	4,610	—	—	4,355	—	—
Total loans	13,903,864	464,692	4.47	13,552,185	409,070	4.04
Loans held for sale	19,836	991	6.68	17,214	746	5.79
Investment securities:
U.S. government and federal agency obligations	921,157	17,299	2.51	914,050	13,677	2.00
Government-sponsored enterprise obligations	340,065	4,882	1.92	452,529	5,396	1.59
State and municipal obligations(A)	1,427,422	32,375	3.03	1,751,074	47,270	3.61
Mortgage-backed securities	4,144,253	81,358	2.62	3,728,886	65,955	2.36
Asset-backed securities	1,434,454	24,477	2.28	2,238,910	28,805	1.72
Other debt securities	340,666	6,684	2.62	323,351	6,140	2.54
Trading debt securities(A)	24,195	546	3.02	22,444	448	2.67
Equity securities(A)	33,882	11,370	44.87	53,478	1,598	4.00
Other securities(A)	109,991	7,423	9.02	99,602	8,902	11.95
Total investment securities	8,776,085	186,414	2.84	9,584,324	178,191	2.49
Federal funds sold and short-term securities
purchased under agreements to resell	31,276	426	1.82	15,654	138	1.18
Long-term securities purchased
under agreements to resell	695,238	11,814	2.27	684,153	11,282	2.20
Interest earning deposits with banks	308,829	4,208	1.82	186,054	1,421	1.02
Total interest earning assets	23,735,128	668,545	3.77	24,039,584	600,848	3.34
Allowance for loan losses	(158,761)			(156,419)
Unrealized gain (loss) on debt securities	(95,169)			48,754
Cash and due from banks	359,160			357,948
Land, buildings and equipment, net	343,824			345,123
Other assets	434,325			419,586
Total assets	$24,618,507			$25,054,576
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$865,905	733.11		$818,766	738.12
Interest checking and money market	10,809,459	18,605.23		10,551,953	11,935.15
Time open & C.D.'s of less than $100,000	609,307	2,190.48		686,827	1,994.39
Time open & C.D.'s of $100,000 and over	1,123,007	10,221	1.22	1,501,209	8,369.75
Total interest bearing deposits	13,407,678	31,749.32		13,558,755	23,036.23
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,466,340	12,979	1.18	1,407,308	6,423.61
Other borrowings	1,886	36	2.55	103,075	2,705	3.51
Total borrowings	1,468,226	13,015	1.19	1,510,383	9,128.81
Total interest bearing liabilities	14,875,904	44,764.40%		15,069,138	32,164.29%
Non-interest bearing deposits	6,749,951			7,149,010
Other liabilities	241,815			229,730
Equity	2,750,837			2,606,698
Total liabilities and equity	$24,618,507			$25,054,576
Net interest margin (T/E)		$623,781			$568,684
Net yield on interest earning assets			3.51%			3.16%
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

Simulation A	September 30, 2018			June 30, 2018
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$7.0	.85%	$(360.6)	$(.2)	(.02)%	$(339.6)
200 basis points rising	7.3	.88	(248.6)	2.0	.24	(234.1)
100 basis points rising	5.7	.69	(128.9)	2.5	.31	(120.3)
100 basis points falling	(13.0)	(1.56)	139.3	(18.7)	(2.32)	131.8

Simulation B	September 30, 2018			June 30, 2018
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(15.4)	(1.85)%	$(947.2)	$(21.4)	(2.65)%	$(933.9)
200 basis points rising	(12.7)	(1.53)	(838.8)	(16.8)	(2.09)	(830.0)
100 basis points rising	(11.8)	(1.42)	(723.3)	(13.9)	(1.72)	(717.9)

The difference in these two simulations is the degree in which deposits are modeled to decline in a rising rate environment, as noted in the above table.  Both simulations assume that a decline in deposits would be offset by increased short-term borrowings, which are more rate sensitive and can result in higher interest costs in a rising rate environment.  Simulation B assumes a much larger deposit attrition factor with deposits declining $947.2 million in the 300 basis points scenario compared with a decline of $360.6 million in deposits under Simulation A.  The 100 basis points falling rate scenario in Simulation A assumes that deposits would increase $139.3 million due to greater customer deposit liquidity in a falling rate environment.

Under Simulation A, a gradual increase in interest rates of 100 basis points is expected to increase net interest income over the base calculation by $5.7 million, while a gradual increase in rates of 200 basis points would increase net interest income $7.3 million. An increase in rates of 300 basis points would result in an increase in net interest income of $7.0 million, while a gradual decrease in interest rates of 100 basis points would lower net interest income $13.0 million. The change in net interest income from the base calculation at September 30, 2018 was higher than projections made in the prior quarter for both the 100, 200 and 300 basis points rising scenarios mainly due to lower deposit balances in the current quarter, which kept funding costs lower in a rising rate environment than in previous projections.  Under the 100 basis point rising rate scenario, deposit attrition was higher in the current quarter than the prior quarter, which helped to lower interest expense projections, and higher rates on loans, investments, and other assets provided a greater increase in interest income than in the prior quarter’s projection. As a result, net interest income increased more in the current quarter than the previous quarter for the 100 basis point rising rate scenario.  Under the 100 basis point falling rate scenario, net income is reduced by $13.0 million mainly due to the fact that rates on loans declined faster than rates paid on deposits.  Furthermore, under this scenario, deposits are projected to grow $139.3 million, with these proceeds invested in lower-earning assets.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 — 31, 2018	25,936	$67.91	25,936	3,095,139
August 1 — 31, 2018	175,440	$70.18	175,440	2,919,699
September 1 — 30, 2018	91,579	$70.23	91,579	2,828,120
Total	292,955	$70.00	292,955	2,828,120

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 2,828,120 shares remained available for purchase at September 30, 2018.

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

Date: November 5, 2018

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 5, 2018