Form 10-K
period 2018-12-31
COMMERCE BANCSHARES INC /MO/
filed 2019-02-21
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018 — Commission File No. 0-2989

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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,364,000,000.
As of February 14, 2019, there were 110,901,627 shares of Registrant’s $5 Par Value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 annual meeting of shareholders, which will be filed within 120 days of December 31, 2018, are incorporated by reference into Part III of this Report.

PART I

Item 1.	BUSINESS
General
Commerce Bancshares, Inc., a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. Through a second tier wholly-owned bank holding company, it owns all the outstanding capital stock of Commerce Bank (the “Bank”), which is headquartered in Missouri. The Bank engages in general banking business, providing a broad range of retail, mortgage banking, corporate, investment, trust, and asset management products and services to individuals and businesses. Commerce Bancshares, Inc. also owns, directly or through the Bank, various non-banking subsidiaries. Their activities include private equity investment, securities brokerage, insurance agency, and leasing activities. A list of Commerce Bancshares, Inc.'s subsidiaries is included as Exhibit 21.

Commerce Bancshares, Inc. and its subsidiaries (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2018, the Company had consolidated assets of $25.5 billion, loans of $14.1 billion, deposits of $20.3 billion, and equity of $2.9 billion. The Company’s operations are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company's principal markets, which are served by 169 branch facilities, are located throughout Missouri, Kansas, and central Illinois, as well as Tulsa and Oklahoma City, Oklahoma and Denver, Colorado. Its two largest markets are St. Louis and Kansas City, which serve as central hubs for the Company. The Company also has offices supporting its commercial customers in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, and Grand Rapids, and operates a payments business with sales representatives covering the continental United States of America (“U.S.”).

The Company’s goal is to be the preferred provider of financial services in its communities, based on strong customer relationships built through providing top quality service with a strong risk management culture, and employing a strong balance sheet with industry-leading capital levels. The Company operates under a super-community banking format which incorporates large bank product offerings coupled with deep local market knowledge, augmented by experienced, centralized support in select, critical areas. The Company’s focus on local markets is supported by an experienced team of bankers assigned to each market coupled with industry specialists. The Company also uses regional advisory boards, comprised of local business persons, professionals and other community representatives, who assist the Company in responding to local banking needs. In addition to this local market, community-based focus, the Company offers sophisticated financial products usually only available at much larger financial institutions.

The markets the Bank serves, being mainly located in the lower Midwest, provide natural sites for production and distribution facilities and serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, technology, financial services, aircraft and general manufacturing, health care, numerous service industries, and food and agricultural production. The real estate lending operations of the Bank are predominantly centered in its lower Midwestern markets. Historically, these markets have tended to be less volatile than in other parts of the country. Management believes the diversity and nature of the Bank’s markets has a mitigating effect on real estate loan losses in these markets.

From time to time, the Company evaluates the potential acquisition of various financial institutions. In addition, the Company regularly considers the purchase and disposition of real estate assets and branch locations as situations dictate. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and either possess significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has not completed any bank acquisitions since 2013.

Employees
The Company employed 4,570 persons on a full-time basis and 299 persons on a part-time basis at December 31, 2018. The Company provides a comprehensive array of flexible benefit programs to its employees with a focus on financial and physical wellness. The Company's financial benefits package includes a company-matching 401(k) savings plan, a 529 college savings plan, and educational and adoption assistance programs. The Company's physical wellness package includes health, dental, vision, life and various other insurances, as well as a wellness program that incentivizes employees to live a healthy and balanced lifestyle. The Company has developed several training and development programs designed to challenge and develop the management and leadership skills of employees, promote collaboration amongst various internal departments and geographic locations, and share best-practices to meet the needs of customers and communities. The Company has also developed numerous training courses targeted to develop interpersonal and technical skills, as well as, to provide training on new banking regulations. None of the Company's employees are represented by collective bargaining agreements.

Competition
The Company operates in the highly competitive environment of financial services. The Company regularly faces competition from banks, savings and loan associations, credit unions, brokerage companies, mortgage companies, insurance companies, trust companies, credit card companies, private equity firms, leasing companies, securities brokers and dealers, financial technology companies, e-commerce companies, mutual fund companies, and other companies providing financial services. Some of these competitors are not subject to the same regulatory restrictions as domestic banks and bank holding companies. Some other competitors are significantly larger than the Company, and therefore have greater economies of scale, greater financial resources, higher lending limits, and may offer products and services that the Company does not provide. The Company competes by providing a broad offering of products and services to support the needs of customers, matched with a strong commitment to customer service. The Company also competes based on quality, innovation, convenience of locations, reputation, industry knowledge, and price. In its two largest markets, the Company has approximately 13% of the deposit market share in Kansas City and approximately 9% of the deposit market share in St. Louis.

Operating Segments
The Company is managed in three operating segments: Commercial, Consumer, and Wealth. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, leasing, and international services, as well as business and government deposit, investment, and cash management services. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, and consumer debit and credit bank card activities. The Wealth segment provides traditional trust and estate planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. In 2018, the Commercial, Consumer and Wealth segments contributed 57%, 21% and 22% of total segment pre-tax income, respectively. Additional information relating to operating segments can be found on pages 48 and 95.

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
General
The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (BHC Act). Under the BHC Act, the Federal Reserve Board’s prior approval is required in any case in which the Company proposes to acquire all or substantially all the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. With certain exceptions, the BHC Act also prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking company. Under the BHC Act, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, the Bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, banks have a continuing obligation, consistent with safe and sound operation, to help meet the credit needs of their communities, including providing credit to individuals residing in low- and moderate-income areas. The Bank has a current CRA rating of “outstanding.”

The Company is required to file various reports and additional information with the Federal Reserve Board. The Federal Reserve Board regularly performs examinations of the Company. The Bank is a state-chartered Federal Reserve member bank and is subject to regulation, supervision and examination by the Federal Reserve Bank of Kansas City and the Missouri Division of Finance. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (FDIC). In addition, there are numerous other federal and state laws and regulations which control the activities of the Company, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, and extensions of credit. The Bank is subject to federal and state consumer protection laws, including laws designed to protect customers and promote fair lending. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and their respective state law counterparts. If the Company fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain circumstances, criminal penalties. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to employ assets and maximize income.

In addition to its regulatory powers, the Federal Reserve Bank affects the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. government securities and oversees changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These methods are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The monetary policies of the Federal Reserve have a significant effect on the operating results of financial institutions, most notably on the interest rate environment. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, the Company makes no prediction as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the financial statements of the Company.

The financial industry operates under laws and regulations that are under regular review by various agencies and legislatures and are subject to change. The Company currently operates as a bank holding company, as defined by the Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act), and the Bank qualifies as a financial subsidiary under the GLB Act, which allows it to engage in investment banking, insurance agency, brokerage, and underwriting activities that were not available to banks prior to the GLB Act. The GLB Act also included privacy provisions that limit banks’ abilities to disclose non-public information about customers to non-affiliated entities.

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

The USA PATRIOT Act, established in 2001, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent, and report money laundering and terrorist financing. The regulations include significant penalties for non-compliance.

The Company is subject to regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (Dodd-Frank Act). Among its many provisions, the Dodd-Frank Act required stress-testing for certain financial services companies and established a new council of “systemic risk” regulators. The Dodd Frank Act also established the Consumer Financial Protection Bureau (CFPB) which is authorized to supervise certain financial services companies and has responsibility to implement, examine for compliance with, and enforce “Federal consumer financial law.” The Company is subject to examinations by the CFPB. The Dodd-Frank Act, through Title VI, commonly known as the Volcker Rule, placed trading restrictions on financial institutions and separated investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law which provides a number of limited amendments to the Dodd-Frank Act. Notable provisions of the legislation include: an increase in the asset threshold from $50 billion to $250 billion, above which the Federal Reserve is required to apply enhanced prudential standards; an exemption from the Volker Rule for insured depository institutions with less than $10 billion in consolidated assets; modifications to the Liquidity Coverage and Supplementary Leverage ratios; and the elimination of Dodd-Frank company-run stress tests for banks and bank holding companies with less than $250 billion in assets. While most of these provisions affect institutions larger than the Company, the Company is no longer required to prepare stress testing as specified by the Dodd-Frank Act.

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

Deposit Insurance
Substantially all of the deposits held by the Bank are insured up to applicable limits (generally $250,000 per depositor for each account ownership category) by the Deposit Insurance Fund (DIF) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. In 2011, the FDIC released a final rule to implement provisions of the Dodd-Frank Act that affect deposit insurance assessments. Among other things, the Dodd-Frank Act raised the minimum designated reserve ratio from 1.15% to 1.35% of estimated insured deposits, removed the upper limit of the designated reserve ratio, required that the designated reserve ratio reach 1.35% by September 30, 2020, and required that the FDIC offset the effect of increasing the minimum designated reserve ratio on depository institutions with total assets of less than $10 billion. The Dodd-Frank Act provided the FDIC flexibility in the implementation of the increase in the designated reserve ratio, but it will ultimately result in increased deposit insurance costs to the Company. The Dodd-Frank Act also required that the FDIC redefine the assessment base to average consolidated assets minus average tangible equity.

On June 30, 2016, the DIF rose above the 1.15%, resulting in a reduction of the initial assessment rate for all banks and implementing a 4.5 basis point surcharge on insured depository institutions with total consolidated assets of $10 billion or more. Effective October 1, 2018, this surcharge was eliminated as the DIF reached its required level of 1.35% of estimated insured deposits. This had the effect of reducing the Company’s insurance costs by $1.5 million in the fourth quarter of 2018.

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

A new comprehensive capital framework was established by the Basel Committee on Banking Supervision, which was effective for large and internationally active U.S. banks and bank holding companies on January 1, 2015. A key goal of the new framework, known as "Basel III," was to strengthen the capital resources of banking organizations during normal and challenging business environments. Basel III increased minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer, which is being phased in during 2016-2019, is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, equity repurchases and executive compensation. The rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. At December 31, 2018, the Company met all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as well-capitalized (under the Basel III rules mentioned above) if it has a Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, a total capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized,” or “undercapitalized,” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan. The Bank has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards.

Stress Testing
As required by the Dodd-Frank Act, the Company performed stress tests as specified by the Federal Reserve requirement and published results beginning in 2014 through 2017. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted, which eliminated the required stress testing under the Dodd-Frank Act for banks with consolidated assets of less than $100 billion. The Company continues to perform periodic stress-testing based on its own internal criteria.

Executive and Incentive Compensation
Guidelines adopted by federal banking agencies prohibit excessive compensation as an unsafe and unsound practice, and describe compensation as "excessive" when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The Federal Reserve Board has issued comprehensive guidance on incentive compensation intended to ensure that the incentive compensation policies do not undermine safety and soundness by encouraging excessive risk taking. This guidance covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, based on key principles that (i) incentives do not encourage risk-taking beyond the organization's ability to identify and manage risk, (ii) compensation arrangements are compatible with effective internal controls and risk management, and (iii) compensation arrangements are supported by strong corporate governance, including active and effective board oversight. Deficiencies in compensation practices may affect supervisory ratings and enforcement actions may be taken if incentive compensation arrangements pose a risk to safety and soundness.

Transactions with Affiliates
The Federal Reserve Board regulates transactions between the Bank and its subsidiaries. Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit the Company’s banking subsidiary and its subsidiaries to lending and other “covered transactions” with affiliates. The aggregate amount of covered transactions a banking subsidiary or its subsidiaries may enter into with an affiliate may not exceed 10% of the capital stock and surplus of the banking subsidiary. The aggregate amount of covered transactions with all affiliates may not exceed 20% of the capital stock and surplus of the banking subsidiary.

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

Certain transactions with the Company's directors, officers or controlling persons are also subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals, and must not create an abnormal risk of repayment or other unfavorable features for the financial institution. See Note 2 to the consolidated financial statements for additional information on loans to related parties.

Available Information
The Company’s principal offices are located at 1000 Walnut Street, Kansas City, Missouri (telephone number 816-234-2000). The Company makes available free of charge, through its website at www.commercebank.com, reports filed with the Securities and Exchange Commission as soon as reasonably practicable after the electronic filing. These filings include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.

Statistical Disclosure
The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	22, 54-57
II.	Investment Portfolio	39-40, 80-84
III.	Loan Portfolio
	Types of Loans	28
	Maturities and Sensitivities of Loans to Changes in Interest Rates	28-29
	Risk Elements	34-38
IV.	Summary of Loan Loss Experience	31-34
V.	Deposits	54, 86
VI.	Return on Equity and Assets	17
VII.	Short-Term Borrowings	86

Item 1a.	RISK FACTORS
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
In particular, the Company may face the following risks in connection with market conditions:

•
In the current national environment, positive trends in job growth, unemployment levels, consumer confidence, and credit conditions are expected to continue, but the current recovery is historically long, there has been recent stock market volatility, and consumer debt has been increasing. Further, the U.S. economy is affected by global economic events and conditions, including recent U.S. trade disputes with various countries. Although the Company does not hold foreign debt or have significant activities with foreign customers, the global economy, the strength of the U.S. dollar, and oil prices may ultimately affect interest rates, business import/export activity, capital expenditures by businesses, and investor confidence. Unfavorable changes in these factors may result in declines in consumer credit usage, adverse changes in payment patterns, reduced loan demand, and higher loan delinquencies and default rates. These could impact the Company’s future loan losses and provision for loan losses, as a significant part of the Company’s business includes consumer and credit card lending.

•
In addition to the results above, a slowdown in economic activity may cause declines in financial services activity, including declines in bank card, corporate cash management and other fee businesses, as well as the fees earned by the Company on such transactions.

•
The process used to estimate losses inherent in the Company’s loan portfolio requires difficult, subjective, and complex judgments, including consideration of economic conditions and how these economic predictions might impair the ability of its borrowers to repay their loans. If an instance occurs that renders these predictions no longer capable of accurate estimation, this may in turn impact the reliability of the process.

•
Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions, thereby reducing market prices for various products and services which could in turn reduce the Company’s revenues.

The performance of the Company is dependent on the economic conditions of the markets in which the Company operates.
The Company’s success is heavily influenced by the general economic conditions of the specific markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides financial services primarily throughout the states of Missouri, Kansas, central Illinois, Oklahoma, and Colorado. It also has a growing presence in additional states through its commercial banking offices in: Texas, Iowa, Indiana, Michigan, Ohio, and Tennessee. As the Company does not have a significant banking presence in other parts of the country, a prolonged economic downturn in these markets could have a material adverse effect on the Company’s financial condition and results of operations.

The Company operates in a highly competitive industry and market area.
The Company operates in the financial services industry and has numerous competitors including other banks and insurance companies, securities dealers, brokers, trust and investment companies, mortgage bankers, and financial technology companies. Consolidation among financial service providers and new changes in technology, product offerings and regulation continue to challenge the Company's marketplace position. As consolidation occurs, larger regional and national banks may enter the Company's markets and add to existing competition. Large, national financial institutions have substantial capital, technology and marketing resources. These new competitors may lower fees to grow market share, which could result in a loss of customers and lower fee revenue for the Company. They may have greater access to capital at a lower cost than the Company, and may have higher loan limits, both of which may adversely affect the Company’s ability to compete effectively. The Company must continue to make investments in its products and delivery systems to stay competitive with the industry, or its financial performance may suffer.

The soundness of other financial institutions could adversely affect the Company.
The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institution counterparties. Financial services institutions are interrelated because of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Transactions with these institutions include overnight and term borrowings, interest rate swap agreements, securities purchased and sold, short-term investments, and other such transactions. Because of this exposure, defaults by, or rumors or questions about, one or more financial services institutions or the financial services industry in general, could lead to market-wide liquidity problems and defaults by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client, while other transactions expose the Company to liquidity risks should funding sources quickly disappear. In addition, the Company’s credit risk may be exacerbated when the collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the exposure due to the Company. Any such losses could materially and adversely affect results of operations.

The Company is subject to increasingly extensive government regulation and supervision.
As part of the financial services industry, the Company has been subject to increasingly extensive federal and state regulation and supervision over the past several years. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Significant changes in federal monetary policy could materially affect the Company’s business.
The Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and interest rates earned on loans and paid on borrowings and interest-bearing deposits. Credit conditions are influenced by its open market operations in U.S. government securities, changes in the member bank discount rate, and bank reserve requirements. Changes in Federal Reserve Board policies are beyond the Company’s control and difficult to predict, and such changes may result in lower interest margins and a lack of demand for credit products.

The Company is subject to both interest rate and liquidity risk.
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 62% of total revenue for the year ended December 31, 2018. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues, and costs for earning assets and liabilities, and could significantly impact the Company’s net interest income.

The Federal Reserve Board raised the benchmark interest rate four times during 2018 for a total of 100 basis points. Future economic conditions or other factors could shift monetary policy resulting in no additional rate increases in 2019 or decreases in the benchmark rate. Furthermore, changes in interest rates could result in unanticipated changes to customer deposit balances and funding costs, and affect the Company’s source of funds for future loan growth.

The Company has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. In 2017, the U.K. Financial Conduct Authority announced that LIBOR is to be transitioned to alternative rates during the next four years. U.S. regulatory authorities have voiced similar support for phasing out LIBOR. The impact of alternatives to LIBOR on the valuations, pricing and operation of the Company's financial instruments is not yet known.

The Company’s asset valuation may include methodologies, models, estimations and assumptions which are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect its results of operations or financial condition.
The Company uses estimates, assumptions, and judgments when certain financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in greater financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact the Company’s future financial condition and results of operations. Furthermore, if models used to calculate fair value of financial instruments are inadequate or inaccurate due to flaws in their design or execution, upon sale, the Company may not realize the cash flows of a financial instrument as modeled and could incur material, unexpected losses.

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
The Company generally invests in securities issued by municipal entities, government-backed agencies or privately issued securities, with collateral that are highly rated and evaluated at the time of purchase, however, these securities are subject to changes in market value due to changing interest rates and implied credit spreads. While the Company maintains rigorous risk management practices over bonds issued by municipalities, credit deterioration in these bonds could occur and result in losses. Certain mortgage and asset-backed securities (which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets) may decline in value due to actual or expected deterioration in the underlying collateral. Under accounting rules, when the impairment is due to declining expected cash flows, some portion of the impairment, depending on the Company’s intent to sell and the likelihood of being required to sell before recovery, must be recognized in current earnings. This could result in significant losses.

Future loan losses could increase.
The Company maintains an allowance for loan losses that represents management’s best estimate of probable losses that have been incurred at the balance sheet date within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, including emergence periods, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Although the loan losses have been stable during the past several years, an unforeseen deterioration of financial market conditions could result in larger loan losses, which may negatively affect the Company's results of operations and could further increase levels of its allowance for loan losses. In addition, the Company’s allowance level is subject to review by regulatory agencies, and that review could result in adjustments to the allowance for loan losses. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for probable loan losses.

In 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which is effective January 1, 2020. This new standard significantly alters the way the reserve for credit losses is determined. The new standard utilizes a life of loan loss concept and will require significant operational changes, especially in data collection and analysis. While an implementation plan has been established and much progress has been made to date, the impact to the Company’s current reserve for credit losses from this new standard is not yet determined. Due to the significant changes required by this new standard, it is possible that higher reserves could be required resulting in reduced capital and earnings.

New lines of business or new products and services may subject the Company to additional risk.
From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products or services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business, or new product or service, could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on the Company’s financial condition and results of operations.

A successful cyber attack or other computer system breach could significantly harm the Company, its reputation and its customers.
The Company relies heavily on communications and information systems to conduct its business, and as part of its business, the Company maintains significant amounts of data about its customers and the products they use. Information security risks continue to increase due to new technologies, the increasing use of the Internet and telecommunication technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, and others. The Company makes significant investments in various technology to identify and prevent intrusions into its information system. The Company also has policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of its information systems and performs regular audits using both internal and outside resources. However, there can be no assurances that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks, or other operational disruptions could overwhelm Company websites and prevent the Company from adequately serving customers. Should any of the Company's systems become compromised or customer information be obtained by unauthorized parties, the reputation of the Company could be damaged, relationships with existing customers may be impaired, and the Company could be subject to lawsuits, all of which could result in lost business and have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s operations rely on certain external vendors.
The Company relies on third-party vendors to provide products and services necessary to maintain day-to-day operations. For example, the Company outsources a portion of its information systems, communication, data management, and transaction processing to third parties. Accordingly, the Company is exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus. Such failure to perform could be disruptive to the Company’s operations, which could have a materially adverse impact on its business, results of operations and financial condition. These third parties are also sources of risk associated with operational errors, system interruptions or breaches and unauthorized disclosure of confidential information. If the vendors encounter any of these issues, the Company could be exposed to disruption of service, damage to reputation and litigation. Because the Company is an issuer of both debit and credit cards, it is periodically exposed to losses related to security breaches which occur at retailers that are unaffiliated with the Company (e.g., customer card data being compromised at retail stores). These losses include, but are not limited to, costs and expenses for card reissuance as well as losses resulting from fraudulent card transactions.

The Company continually encounters technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the entrance of financial technology companies offering new financial service products. The Company regularly upgrades or replaces core technological systems and is currently in the process of replacing its core deposit system, which is a significant project. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may encounter significant problems or may not be able to effectively implement new technology-driven products, including the core deposit system, and services, or be successful in marketing the new products and services to its customers. These problems might include significant time delays, cost overruns, loss of key people, and technological system failures. Failure to successfully keep pace with technological change affecting the financial services industry or failure to successfully complete the replacement of the core deposit system, or another core technological system, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Commerce Bancshares, Inc. relies on dividends from its subsidiary bank for most of its revenue.
Commerce Bancshares, Inc. is a separate and distinct legal entity from its banking and other subsidiaries. It receives substantially all of its revenue from dividends from its subsidiary bank. These dividends, which are limited by various federal and state regulations, are the principal source of funds to pay dividends on its preferred and common stock and to meet its other cash needs. In the event the subsidiary bank is unable to pay dividends, the Company may not be able to pay dividends or other obligations, which would have a material adverse effect on the Company's financial condition and results of operations.

The Company must attract and retain skilled employees.
The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people can be intense, and the Company spends considerable time and resources attracting, hiring, and retaining qualified people for its various business lines and support units. The unexpected loss of the services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, and years of industry experience, as well as the difficulty of promptly finding qualified replacement personnel.

Item 1b.	UNRESOLVED STAFF COMMENTS
None

Item 2.	PROPERTIES
The main offices of the Bank are located in the larger metropolitan areas of its markets in various multi-story office buildings. The Bank owns its main offices and leases unoccupied premises to the public. The larger office buildings include:

Building	Net rentable square footage	% occupied in total	% occupied by Bank
922 Walnut Kansas City, MO	256,000	95%	93%
1000 Walnut Kansas City, MO	391,000	86	46
811 Main Kansas City, MO	237,000	100	100
8000 Forsyth Clayton, MO	178,000	100	100
1551 N. Waterfront Pkwy Wichita, KS	124,000	96	34

The Company has an additional 164 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 151 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 20, Commitments, Contingencies and Guarantees on page 120.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Executive Officers of the Registrant
The following are the executive officers of the Company as of February 21, 2019, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant
Jeffery D. Aberdeen, 64	Controller of the Company since December 1995. He is also Controller of the Company's subsidiary bank, Commerce Bank.

Kevin G. Barth, 58
Executive Vice President of the Company since April 2005, and Community President and Chief Executive Officer of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.

Jeffrey M. Burik, 60	Senior Vice President of the Company since February 2013. Executive Vice President of Commerce Bank since November 2007.

Daniel D. Callahan, 62	Executive Vice President and Chief Credit Officer of the Company since December 2010 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since May 2003.

Sara E. Foster, 58
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

Robert S. Holmes, 55
Executive Vice President of the Company since April 2015, and Community President and Chief Executive Officer of Commerce Bank since January 2016. Prior to his employment with Commerce Bank in March 2015, he was employed at a Midwest regional bank where he served as managing director and head of Regional Banking.

Patricia R. Kellerhals, 61	Senior Vice President of the Company since February 2016 and Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since 2005.

David W. Kemper, 68
Executive Chairman of the Company and of the Board of Directors of the Company since August 2018. Prior thereto, he was Chief Executive Officer of the Company and Chairman of the Board of Directors of the Company. He was President of the Company from April 1982 until February 2013. He is the brother of Jonathan M. Kemper (a former Vice Chairman of the Company), and father of John W. Kemper, President and Chief Executive Officer of the Company.

John W. Kemper, 41
Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Commerce Bank since August 2018. Prior thereto, he was Chief Operating Officer of the Company. President of the Company since February 2013 and President of Commerce Bank since March 2013. Member of Board of Directors since September 2015. He is the son of David W. Kemper, Executive Chairman of the Company and nephew of Jonathan M. Kemper (a former Vice Chairman of the Company).

Charles G. Kim, 58
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Douglas D. Neff, 50	Senior Vice President of the Company since January 2019 and Chairman and Chief Executive Officer of Commerce Bank Southwest Region since 2013.

Paula S. Petersen, 52	Senior Vice President of the Company since July 2016 and Executive Vice President of Commerce Bank since March 2012.

David L. Roller, 48	Senior Vice President of the Company since July 2016 and Senior Vice President of Commerce Bank since September 2010.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data
Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 3,664 common shareholders of record as of December 31, 2018. Certain of the Company's shares are held in "nominee" or "street" name and the number of beneficial owners of such shares is approximately 58,500.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2013 with dividends invested on a cumulative total shareholder return basis.

	2013	2014	2015	2016	2017	2018
Commerce (CBSH)	100.00	103.68	108.62	157.84	162.62	174.88
NASDAQ OMX Global-Bank	100.00	111.83	114.30	144.63	171.24	143.15
S&P 500	100.00	113.68	115.24	128.98	157.12	150.22

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1—31, 2018	140,934	$62.14	140,934	2,687,186
November 1—30, 2018	167,286	$65.37	167,286	2,519,900
December 1—31, 2018	270,337	$59.05	270,337	2,249,563
Total	578,557	$61.63	578,557	2,249,563

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2015 of 5,000,000 shares, 2,249,563 shares remained available for purchase at December 31, 2018.

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
Overview
The Company operates as a super-community bank and offers a broad range of financial products to consumer and commercial customers, delivered with a focus on high-quality, personalized service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from 320 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado and commercial offices throughout the nation's midsection. A variety of delivery platforms are utilized, including an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•
Net income and earnings per share — Net income attributable to Commerce Bancshares, Inc. was $433.5 million, an increase of 35.7% compared to the previous year. The return on average assets was 1.76% in 2018, and the return on average common equity was 16.16%. Diluted earnings per share increased 37.0% in 2018 compared to 2017.

•
Total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2018 increased $130.2 million, or 10.9% over 2017, driven by growth in net interest income and non-interest income of $90.1 million and $40.1 million, respectively. The growth in net interest income in 2018 was mainly due to higher rates on interest earning assets, which grew 44 basis points over 2017 rates, partially offset by higher rates on interest-bearing liabilities, which grew 15 basis points in 2018 over the prior year. Growth in non-interest income resulted principally from increases in bank card fees, trust fees, and deposit fees.

•
Non-interest expense — Total non-interest expense decreased .9% this year compared to 2017, mainly due to $32.0 million of donations made to a related foundation during 2017, which did not recur in 2018. Excluding these donations, non-interest expense grew 3.6% in the current year, primarily driven by higher expense for salaries and benefits.

•
Asset quality — Net loan charge-offs totaled $42.3 million in 2018, an increase of $650 thousand over those recorded in 2017, and averaged .30% of loans compared to .31% in the previous year. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $13.9 million at December 31, 2018, compared to $12.7 million at December 31, 2017, and represented .10% of loans outstanding at December 31, 2018.

•
Shareholder return — During 2018, the Company paid cash dividends of $.895 per share on its common stock, representing an increase of 9.7% over the previous year, and paid dividends of 6% on its preferred stock. In 2018, the Company issued its 25th consecutive annual 5% common stock dividend, and in January 2019, the Company's Board of Directors authorized an increase of 16% in the common cash dividend. In 2018, the Company purchased 1,193,960 shares of treasury stock.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

	2018	2017	2016	2015	2014
(Based on average balances)
Return on total assets	1.76%	1.28%	1.12%	1.11%	1.15%
Return on common equity	16.16	12.46	11.33	11.43	11.65
Equity to total assets	11.24	10.53	10.16	10.00	10.10
Loans to deposits (1)	69.27	66.18	63.71	61.44	59.91
Non-interest bearing deposits to total deposits	33.43	34.85	34.67	35.12	33.73
Net yield on interest earning assets (tax equivalent basis)	3.53	3.20	3.04	2.94	3.00
(Based on end of period data)
Non-interest income to revenue (2)	37.83	39.88	41.09	41.40	41.31
Efficiency ratio (3)	55.58	62.18	61.04	61.42	61.00
Tier I common risk-based capital ratio (4)	14.22	12.65	11.62	11.52	NA
Tier I risk-based capital ratio (4)	14.98	13.41	12.38	12.33	13.74%
Total risk-based capital ratio (4)	15.82	14.35	13.32	13.28	14.86
Tier I leverage ratio (4)	11.52	10.39	9.55	9.23	9.36
Tangible common equity to tangible assets ratio (5)	10.45	9.84	8.66	8.48	8.55
Common cash dividend payout ratio	23.61	29.52	32.69	33.35	32.69

(1)	Includes loans held for sale.

(2)	Revenue includes net interest income and non-interest income.

(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

(4)
Risk-based capital information at December 31, 2018, 2017, 2016 and 2015 was prepared under Basel III requirements, which were effective January 1, 2015. Risk-based capital information for prior years was prepared under Basel I requirements.

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

(Dollars in thousands)	2018	2017	2016	2015	2014
Total equity	$2,937,149	$2,718,184	$2,501,132	$2,367,418	$2,334,246
Less non-controlling interest	5,851	1,624	5,349	5,428	4,053
Less preferred stock	144,784	144,784	144,784	144,784	144,784
Less goodwill	138,921	138,921	138,921	138,921	138,921
Less core deposit premium	2,316	2,965	3,841	5,031	6,572
Total tangible common equity (a)	$2,645,277	$2,429,890	$2,208,237	$2,073,254	$2,039,916
Total assets	$25,463,842	$24,833,415	$25,641,424	$24,604,962	$23,994,280
Less goodwill	138,921	138,921	138,921	138,921	138,921
Less core deposit premium	2,316	2,965	3,841	5,031	6,572
Total tangible assets (b)	$25,322,605	$24,691,529	$25,498,662	$24,461,010	$23,848,787
Tangible common equity to tangible assets ratio (a)/(b)	10.45%	9.84%	8.66%	8.48%	8.55%

Selected Financial Data

(In thousands, except per share data)	2018	2017	2016	2015	2014
Net interest income	$823,825	$733,679	$680,049	$634,320	$620,204
Provision for loan losses	42,694	45,244	36,318	28,727	29,531
Non-interest income	501,341	461,263	446,556	422,444	410,393
Investment securities gains (losses), net	(488)	25,051	(53)	6,320	14,124
Non-interest expense	737,821	744,343	689,229	650,792	630,757
Net income attributable to Commerce Bancshares, Inc.	433,542	319,383	275,391	263,730	261,754
Net income available to common shareholders	424,542	310,383	266,391	254,730	257,704
Net income per common share-basic*	3.79	2.77	2.38	2.21	2.16
Net income per common share-diluted*	3.78	2.76	2.37	2.21	2.15
Cash dividends on common stock	100,238	91,619	87,070	84,961	84,241
Cash dividends per common share*	.895	.816	.777	.740	.705
Market price per common share*	56.37	53.18	52.44	36.75	35.78
Book value per common share*	25.13	22.99	21.07	19.75	18.70
Common shares outstanding*	111,331	111,946	111,861	112,551	117,087
Total assets	25,463,842	24,833,415	25,641,424	24,604,962	23,994,280
Loans, including held for sale	14,160,992	14,005,072	13,427,192	12,444,299	11,469,238
Investment securities	8,698,666	8,893,307	9,770,986	9,901,680	9,645,792
Deposits	20,323,659	20,425,446	21,101,095	19,978,853	19,475,778
Long-term debt	8,702	1,758	102,049	103,818	104,058
Equity	2,937,149	2,718,184	2,501,132	2,367,418	2,334,246
Non-performing assets	13,949	12,664	14,649	29,394	46,251

*	Restated for the 5% stock dividend distributed in December 2018.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2018	2017	2016	'18-'17	'17-'16	'18-'17	'17-'16
Net interest income	$823,825	$733,679	$680,049	$90,146	$53,630	12.3%	7.9%
Provision for loan losses	(42,694)	(45,244)	(36,318)	(2,550)	8,926	(5.6)	24.6
Non-interest income	501,341	461,263	446,556	40,078	14,707	8.7	3.3
Investment securities gains (losses), net	(488)	25,051	(53)	(25,539)	25,104	N.M.	N.M.
Non-interest expense	(737,821)	(744,343)	(689,229)	(6,522)	55,114	(.9)	8.0
Income taxes	(105,949)	(110,506)	(124,151)	(4,557)	(13,645)	(4.1)	(11.0)
Non-controlling interest expense	(4,672)	(517)	(1,463)	4,155	(946)	N.M.	(64.7)
Net income attributable to Commerce Bancshares, Inc.	433,542	319,383	275,391	114,159	43,992	35.7	16.0
Preferred stock dividends	(9,000)	(9,000)	(9,000)	—	—	N.M.	N.M.
Net income available to common shareholders	$424,542	$310,383	$266,391	$114,159	$43,992	36.8%	16.5%
N.M. - Not meaningful.

Net income attributable to Commerce Bancshares, Inc. (net income) for 2018 was $433.5 million, an increase of $114.2 million, or 35.7%, compared to $319.4 million in 2017. Diluted income per common share increased 37.0% to $3.78 in 2018, compared to $2.76 in 2017. The growth in net income resulted from increases of $90.1 million in net interest income and $40.1 million in non-interest income, as well as decreases of $6.5 million in non-interest expense, $4.6 million in income tax expense and $2.6 million in the provision for loan losses. These increases in net income were partly offset by a $25.5 million decrease in investment securities gains. The return on average assets was 1.76% in 2018 compared to 1.28% in 2017, and the return on average common equity was 16.16% in 2018 compared to 12.46% in 2017. At December 31, 2018, the ratio of tangible common equity to assets increased to 10.45%, compared to 9.84% at year end 2017.

During 2018, the increase in net interest income mainly resulted from increased rates on the Company’s loan and investment portfolios, partially offset by higher rates paid on interest-bearing deposits and borrowings.  Total rates earned on average earning assets grew 44 basis points this year, while funding costs for deposits and borrowings increased by 15 basis points.  Non-interest income grew 8.7% in 2018, primarily from growth in bank card, trust and deposit fee income.  Investment securities net losses in 2018 were mainly comprised of net losses on sales of available for sale debt securities of $9.7 million and a $8.9 million adjustment to recognize dividend income on a liquidated equity security. These losses were offset by realized and unrealized net gains on the Company’s portfolio of private equity securities of $13.8 million, as well as gains of $4.3 million on sales and fair value adjustments on equity securities.  Additionally, net securities gains in 2017 included a gain of $32.0 million on the appreciation of securities donated to a related foundation, which did not recur in 2018.

Non-interest expense declined $6.5 million in 2018 compared to 2017, with the decrease resulting from a $32.0 million donation of appreciated securities to a charitable organization in 2017 that did not recur in 2018.  This decrease in non-interest expense was partly offset by increases in salaries and benefits, data processing and software, and marketing expense, which increased $19.9 million, $5.0 million, and $4.2 million, respectively.  The provision for loan losses totaled $42.7 million, a decrease of $2.6 million from the previous year.

Net income attributable to Commerce Bancshares, Inc. for 2017 was $319.4 million, an increase of $44.0 million, or 16.0%, compared to $275.4 million in 2016. Diluted income per common share increased 16.5% to $2.76 in 2017, compared to $2.37 in 2016. The increase in net income resulted from increases of $53.6 million in net interest income, $14.7 million in non-interest income, and $25.1 million in investment securities gains, as well as a decrease of $13.6 million in income tax expense. These increases in net income were partly offset by increases of $55.1 million in non-interest expense and $8.9 million in the provision for loan losses. The return on average assets was 1.28% in 2017 compared to 1.12% in 2016, and the return on average common equity was 12.46% in 2017 compared to 11.33% in 2016. At December 31, 2017, the ratio of tangible common equity to assets increased to 9.84%, compared to 8.66% at year end 2016.

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

Non-interest income in 2017 was $461.3 million, an increase of $14.7 million, or 3.3%, compared to $446.6 million in 2016. This increase resulted mainly from growth in trust fees, deposit account fees, and loan fees and sales, which increased $13.4 million, $3.7 million, and $2.5 million, respectively. Non-interest expense in 2017 was $744.3 million, an increase of $55.1 million over $689.2 million in 2016. The increase in non-interest expense included a $21.0 million, or 4.9%, increase in salaries and benefits expense due to higher full-time salaries, incentive compensation, and payroll taxes. As mentioned above, expense in 2017 also included $32.0 million of contribution expense resulting from the donation of appreciated securities to a charitable foundation. Investment securities net gains in 2017 totaled $25.1 million, largely resulting from these donations.

The Company distributed a 5% stock dividend for the 25th consecutive year on December 17, 2018. All per share and average share data in this report has been restated for the 2018 stock dividend.

Critical Accounting Policies
The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company's reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Current economic conditions may require the use of additional estimates, and some estimates may be subject to a greater degree of uncertainty due to the current instability of the economy. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, fair value measurement, and accounting for income taxes.

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

Fair Value Measurement
Investment securities, including available-for-sale, trading, equity and other securities, residential mortgage loans held for sale, derivatives and deferred compensation plan assets and associated liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, other assets and liabilities may be recorded at fair value on a nonrecurring basis, such as impaired loans that have been reduced based on the fair value of the underlying collateral, other real estate (primarily foreclosed property), non-marketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.

Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The fair value hierarchy, the extent to which fair value is used to measure assets and liabilities and the valuation methodologies and key inputs used are discussed in Note 16 on Fair Value Measurements.

At December 31, 2018, assets and liabilities measured using observable inputs that are classified as either Level 1 or Level 2 represented 98.9% and 99.6% of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3, and the Company's Level 3 assets totaled $100.4 million, or 1.2% of total assets recorded at fair value on a recurring basis.  Unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Fair value measurements for assets and liabilities where limited or no observable market data exists often involves significant judgments about assumptions, such as determining an appropriate discount rate that factors in both liquidity and risk premiums, and in many cases may not reflect amounts exchanged in a current sale of the financial instrument. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Corporation would use valuation techniques requiring more management judgment to estimate the appropriate fair value.

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

	2018			2017
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis
Loans:
Business	$4,235	$25,921	$30,156	$5,190	$15,053	$20,243
Real estate- construction and land	3,614	8,511	12,125	3,628	6,235	9,863
Real estate - business	1,637	13,870	15,507	9,284	3,420	12,704
Real estate - personal	2,765	2,333	5,098	3,114	(264)	2,850
Consumer	(1,018)	9,027	8,009	3,441	2,548	5,989
Revolving home equity	(735)	2,732	1,997	(669)	1,388	719
Consumer credit card	2,956	984	3,940	(654)	2,975	2,321
Total interest on loans	13,454	63,378	76,832	23,334	31,355	54,689
Loans held for sale	154	144	298	(368)	51	(317)
Investment securities:
U.S. government and federal agency obligations	146	1,877	2,023	3,831	238	4,069
Government-sponsored enterprise obligations	(2,331)	1,108	(1,223)	(3,108)	(2,744)	(5,852)
State and municipal obligations	(11,184)	(8,022)	(19,206)	(1,191)	3	(1,188)
Mortgage-backed securities	9,931	12,132	22,063	7,771	(1,036)	6,735
Asset-backed securities	(11,051)	8,517	(2,534)	(4,884)	6,295	1,411
Other securities	734	11,382	12,116	(1,151)	4,199	3,048
Total interest on investment securities	(13,755)	26,994	13,239	1,268	6,955	8,223
Federal funds sold and short-term securities purchased under agreements to resell	105	184	289	36	116	152
Long-term securities purchased under agreements to resell	186	255	441	(1,765)	3,661	1,896
Interest earning deposits with banks	1,206	2,804	4,010	97	1,153	1,250
Total interest income	1,350	93,759	95,109	22,602	43,291	65,893
Interest expense
Interest bearing deposits:
Savings	57	(65)	(8)	53	5	58
Interest checking and money market	328	10,174	10,502	235	2,650	2,885
Certificates of deposit of less than $100,000	(264)	834	570	(272)	108	(164)
Certificates of deposit of $100,000 and over	(2,393)	6,192	3,799	(439)	2,753	2,314
Federal funds purchased and securities sold under agreements to repurchase	48	9,778	9,826	463	6,051	6,514
Other borrowings	(3,041)	—	(3,041)	(1,955)	1,073	(882)
Total interest expense	(5,265)	26,913	21,648	(1,915)	12,640	10,725
Net interest income, fully taxable equivalent basis	$6,615	$66,846	$73,461	$24,517	$30,651	$55,168

Net interest income totaled $823.8 million in 2018, increasing $90.1 million, or 12.3%, compared to $733.7 million in 2017. On a tax equivalent (T/E) basis, net interest income totaled $840.1 million, and increased $73.5 million over 2017. This increase included growth of $76.8 million in loan interest income (T/E), resulting from higher average balances and higher rates earned. In addition, interest earned on investment securities increased $13.2 million, mainly due to higher rates earned and the receipt of $8.9 million in dividend income during the second quarter of 2018, which was related to a liquidated equity security that was carried at fair value. Interest expense on deposits and borrowings combined was $65.4 million and increased $21.6 million, mostly due to higher rates paid. The net yield on earning assets (T/E) was 3.53% in 2018 compared with 3.19% in 2017.

During 2018, loan interest income (T/E) grew $76.8 million over 2017 mainly due to higher rates earned coupled with increased average balances for most loan categories. The average tax equivalent rate earned on the loan portfolio increased 46 basis points to 4.53% in 2018 compared to 4.07% in 2017. The higher rates earned on the loan portfolio were partly related to continued actions taken by the Federal Reserve to raise short-term interest rates, which enabled much of the Company's loan portfolio to re-price higher. In addition, average loan balances increased 2.3%, or $314.4 million, this year. Increased interest on business loans was the main driver of overall higher loan interest income, mostly due to higher rates, as many of these loans contain variable interest rate terms. Average business loan balances also grew $131.0 million this year. Increases in average balances and rates on construction and business real estate loans drove interest income growth a combined $27.6 million this year. Interest on personal real estate loans increased $5.1 million as average balances were higher by $74.1 million or 3.7%, and the average rate grew 11 basis points. Interest on consumer loans grew $8.0 million over the prior year as the average rate earned increased 45 basis points, but was partly offset by a decline in average balances of $25.6 million. Consumer credit card loan interest was higher by $3.9 million due to growth of $24.9 million in average balances, coupled with a 13 basis point increase in the average rate earned.

Tax equivalent interest income on total investment securities increased $13.2 million during 2018, as the average rate earned increased 33 basis points, while average balances declined $661.6 million. The average rate on the total investment portfolio was 2.84% in 2018 compared to 2.51% in 2017, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.8 billion in 2018 compared to an average balance of $9.5 billion in 2017. The increase in interest income was mainly due to higher interest earned on mortgage-backed securities, coupled with increased interest and dividend income on equity and other securities. These increases were partly offset lower interest earned on state and municipal securities. Interest income on mortgage-backed securities increased $22.1 million, due to an increase in average balances of $419.0 million and an increase of 29 basis points in the average rate earned. Interest income on equity securities increased due to $8.9 million in dividend income during the second quarter of 2018 (mentioned previously), while interest on other securities increased $1.9 million due to an increase in receipts of non-recurring equity investment dividends during 2018. Interest earned on U.S. government securities grew $2.0 million, which included growth of $2.1 million in inflation income on the Company's treasury inflation-protected securities (TIPS). Partly offsetting these increases in interest income were declines of $19.2 million, $2.5 million and $1.2 million in interest earned on state and municipal, asset-backed and government-sponsored enterprise (GSE) securities, respectively. The decline in state and municipal interest resulted from a decline of $310.0 million in average balances coupled with a lower tax equivalent rate due to tax law changes in 2018. Asset-backed securities interest decreased mainly due to a decline of $627.9 million in average balances, partly offset by higher average rates. Interest earned on GSE's declined mainly due to lower average balances, partly offset by growth in the average rate. Interest earned on deposits with banks increased $4.0 million mainly due to an 88 basis point increase in average rates earned and an increase of $112.7 million in average balances.

During 2018, interest expense on deposits increased $14.9 million over 2017 and resulted mainly from an 11 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $10.5 million due to higher rates paid, which rose nine basis points. The growth in interest expense on certificates of deposit was largely due to higher rates paid on certificates of deposit over $100,000, which increased 54 basis points, partly offset by lower total average certificate of deposit balances, which fell $363.3 million, or 17.5%. The overall rate paid on total deposits increased from .23% in 2017 to .34% in the current year. Interest expense on borrowings increased due to higher rates paid on customer repurchase agreements, partly offset by the elimination of all Federal Home Loan Bank (FHLB) borrowings in 2018. The overall average rate incurred on all interest bearing liabilities was .44% in 2018, compared to .29% in 2017.

During 2017, net interest income totaled $733.7 million, increasing $53.6 million, or 7.9%, compared to $680.0 million in 2016. On a tax equivalent (T/E) basis, net interest income totaled $766.6 million and increased $55.2 million over 2016. This increase included growth of $54.7 million in loan interest, resulting from higher average loan balances and higher rates earned. In addition, interest earned on investment securities increased $8.2 million, mainly due to higher rates earned. Interest expense on deposits and borrowings combined was $43.7 million and increased $10.7 million compared to 2016 largely due to higher rates paid. The net yield on earning assets (T/E) was 3.19% in 2017 compared to 3.04% in 2016.

During 2017, loan interest income (T/E) grew $54.7 million over 2016 due to average loan growth of $683.9 million, or 5.3%. The average tax equivalent rate earned on the loan portfolio was 4.07% in 2017 compared to 3.86% in 2016. Similar to 2018, the higher rates earned on the loan portfolio were partly related to increases in interest rate levels taken by the Federal Reserve during 2017. The largest increase in loan interest occurred in business loans, which was higher by $20.2 million as a result of growth in the average rate earned of 31 basis points. Also contributing to the increase were higher average business loan balances of $179.5 million, or 3.9%, as growth trends continued in commercial and industrial, tax-free, and lease loans. Construction and land loan interest grew $9.9 million due to a 71 basis point increase in average rates and a $103.1 million, or 13.2%, increase in average balances. Business real estate interest was higher by $12.7 million as a result of an increase in average balances of $253.7 million, or 10.4%, along with an increase in average rates of 13 basis points. Interest earned on consumer loans increased $6.0 million over the prior year as the average rate increased 12 basis points and average balances increased $89.2 million. Personal real estate loan interest was higher by $2.9 million and resulted from growth in average balances of $83.3 million. Interest on consumer credit card loans rose $2.3 million due to a 40 basis point increase in the average rate earned.

Tax equivalent interest income on total investment securities increased $8.2 million during 2017, as the average rate earned increased nine basis points, while total average balances declined slightly. The average rate earned on the total investment portfolio was 2.51% in 2017 compared to 2.42% in 2016, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was approximately $9.5 billion during both years. The increase in interest income was mainly due to higher interest earned on U.S. government obligations, mortgage-backed securities, and other securities. Interest earned on U.S. government securities grew $4.1 million, which included growth of $2.0 million in inflation-adjusted interest on TIPS. In addition, average balances rose $179.9 million, or 24.5%. Interest income on mortgage-backed securities increased $6.7 million, due to an increase in average balances of $323.8 million, partly offset by a decline of three basis points in the average rate earned. Interest earned on asset-backed securities increased $1.4 million, mainly due to an increase of 30 basis points in the average rate earned, partly offset by a decline in average balances of $334.5 million. Interest income on other securities increased $2.9 million, largely due to one-time interest payments received on a private equity investment in 2017. Partly offsetting these increases in interest income were declines of $5.9 million and $1.2 million in interest on GSE and state and municipal securities, respectively. The decline in GSE interest resulted from a $139.4 million decline in average balances, coupled with a rate decrease of 61 basis points, while state and municipal interest was lower due to a decrease of $33.0 million in average balances. Interest earned on deposits with banks increased $1.3 million mainly due to a 55 basis point increase in average rates earned. Interest on long-term securities purchased under resell agreements increased $1.9 million in 2017 compared to 2016 due to an increase in the average rate of 53 basis points, partly offset by a $103.2 million decrease in the average balances of these instruments.

During 2017, interest expense on deposits increased $5.1 million over 2016. This growth was comprised of higher interest expense on money market and interest checking accounts of $2.9 million and higher interest expense on certificates of deposit of $2.2 million. The increase in money market and interest checking interest expense resulted mainly from higher average rates paid, which rose three basis points. The growth in certificate of deposit interest expense was largely due to higher rates paid on certificates of deposit over $100,000, which increased 19 basis points, partly offset by lower total average certificate of deposit balances, which fell $139.6 million, or 6.3%. The overall rate paid on total deposits increased from .19% in 2016 to .23% in the current year. Interest expense on borrowings increased $5.6 million, due to higher average rates paid on repurchase agreements during 2017, partly offset by lower FHLB borrowings. The overall average rate incurred on all interest bearing liabilities was .29% in 2017, compared to .22% in 2016.

Provision for Loan Losses
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the “Allowance for Loan Losses” section of this discussion. The provision for loan losses totaled $42.7 million in 2018, a decrease of $2.6 million from the 2017 provision of $45.2 million. In 2017, the provision exceeded net loan charge-offs by $3.6 million, increasing the allowance for loan losses by the same amount, whereas the 2018 provision was $400 thousand greater than net loan charge-offs for the year.
Net loan charge-offs for the year totaled $42.3 million and increased $650 thousand compared to $41.6 million in 2017. The increase in net loan charge-offs over the previous year was mainly the result of higher net charge-offs on business loans, which increased $724 thousand and was largely the result of a charge-off recorded on one larger loan. In addition, consumer credit card net charge-offs increased $325 thousand, while construction loan net recoveries declined $556 thousand. Partly offsetting these increases in net charge-offs were lower net charge-offs on consumer loans, which decreased $693 thousand from the prior year. The allowance for loan losses totaled $159.9 million at December 31, 2018, an increase of $400 thousand compared to the prior year, and represented 1.13% of outstanding loans at year end 2018, compared to 1.14% at year end 2017.

Non-Interest Income

				% Change
(Dollars in thousands)	2018	2017	2016	'18-'17	'17-'16
Bank card transaction fees	$171,576	$155,100	$154,043	10.6%	0.7%
Trust fees	147,964	135,159	121,795	9.5	11.0
Deposit account charges and other fees	94,517	90,060	86,394	4.9	4.2
Capital market fees	7,721	7,996	10,655	(3.4)	(25.0)
Consumer brokerage services	15,807	14,630	13,784	8.0	6.1
Loan fees and sales	12,723	13,948	11,412	(8.8)	22.2
Other	51,033	44,370	48,473	15.0	(8.5)
Total non-interest income	$501,341	$461,263	$446,556	8.7%	3.3%
Non-interest income as a % of total revenue*	37.8%	38.6%	39.6%
Total revenue per full-time equivalent employee	$276.4	$248.9	$235.5

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income totaled $501.3 million, an increase of $40.1 million, or 8.7%, compared to $461.3 million in 2017. Bank card fees increased $16.5 million, or 10.6%, over the prior year, as a result of growth in net debit card fees of $4.1 million and net corporate card fees of $14.8 million. These increases were partly offset by declines in net credit card fees of $1.6 million and net merchant fees of $836 thousand. The table below is a summary of bank card transaction fees for the last three years.

				% Change
(Dollars in thousands)	2018	2017	2016	'18-'17	'17-'16
Net debit card fees	$39,738	$35,636	$33,441	11.5%	6.6%
Net credit card fees	12,965	14,576	14,834	(11.1)	(1.7)
Net merchant fees	19,233	20,069	23,043	(4.2)	(12.9)
Net corporate card fees	99,640	84,819	82,725	17.5	2.5
Total bank card transaction fees	$171,576	$155,100	$154,043	10.6%	0.7%

Trust fee income increased $12.8 million, or 9.5%, as a result of continued growth in both personal (up 11.1%) and institutional (up 6.4%) trust fees. The market value of total customer trust assets totaled $50.0 billion at year end 2018, which was an increase of 2.7% over year end 2017 balances. Deposit account fees increased $4.5 million, or 4.9%, mainly due to growth of $2.4 million in corporate cash management fees, $1.1 million in deposit account service charges and $892 thousand in overdraft and return item fees. In 2018, corporate cash management fees comprised 40.7% of total deposit fees, while overdraft fees comprised 33.3% of total deposit fees. Capital market fees declined $275 thousand, or 3.4%, due to continued lower sales volumes, while consumer brokerage services revenue increased $1.2 million, or 8.0%, mainly due to growth in advisory and fixed annuity fees. Loan fees and sales decreased $1.2 million, or 8.8%, from the prior year mainly due to declines mortgage banking revenue as a result of lower originations of fixed-rate loans in 2018. Total mortgage banking revenue totaled $8.2 million in 2018 compared to $9.2 million in 2017. Other non-interest income increased $6.7 million, or 15.0%, over the prior year, mainly due to gains of $6.6 million recorded on the sale of branch properties in 2018. In addition, cash sweep commissions, interest rate swap fees, and fees from sales of tax credits increased $1.6 million, $2.1 million, and $1.6 million, respectively, over 2017. These increases were partly offset by lower gains of $1.1 million on sales of leased assets to customers upon lease termination.

During 2017, non-interest income increased $14.7 million, or 3.3%, to $461.3 million compared to $446.6 million in 2016. Bank card fees increased $1.1 million, or .7%, over 2016. This growth included increases of $2.2 million, or 6.6%, in net debit card fees and $2.1 million, or 2.5%, in net corporate card fees, partly offset by a decline of $3.0 million, or 12.9%, in net merchant fees. Trust fee income increased $13.4 million, or 11.0%, as a result of growth in both personal (up 10.3%) and institutional (up 11.9%) trust fees. The market value of total customer trust assets totaled $48.7 billion at year end 2017, which was an increase of 13.1% over year end 2016 balances. Deposit account fees increased $3.7 million, or 4.2%, mainly due to growth in service charges on deposits of $2.5 million, or 12.1%. In addition, overdraft fees increased $1.2 million, or 4.2%, while corporate cash management fees were flat. Capital market fees declined $2.7 million, or 25.0%, due to lower sales volumes, while consumer brokerage services revenue increased $846 thousand, or 6.1%, due to growth in advisory fees. Loan fees and sales increased $2.5 million in 2017 compared to 2016, mainly due to higher mortgage banking revenue. Other non-interest income decreased $4.1 million, or 8.5%, from 2016. This decrease was due in part to a decline in interest rate swap fees of $3.9 million due to lower origination volume. In addition, a large gain on a branch sale and a trust settlement were recorded in 2016, which did not recur in 2017. These declines were partly offset by higher gains of $1.2 million on sales of leased assets to customers upon lease termination.

Investment Securities Gains (Losses), Net

(In thousands)	2018	2017	2016
Net gains (losses) on sales of available for sale debt securities	$(9,653)	$(9,695)	$109
Net gains on sales of equity securities	1,759	10,643	1,904
Fair value adjustments on equity securities	2,542	—	—
Adjustment for dividend income on a liquidated equity investment	(8,917)	—	—
Donations of equity securities	—	31,074	—
Net gains (losses) on sales and fair value adjustments of private equity investments	13,849	(6,332)	(1,796)
Other	(68)	(639)	(270)
Total investment securities gains (losses), net	$(488)	$25,051	$(53)
Net gains and losses on investment securities during 2018, 2017 and 2016 are shown in the table above. Included in these amounts are gains and losses arising from sales of securities from the Company’s available for sale debt portfolio, including credit-related losses on debt securities identified as other-than-temporarily impaired. Also shown are gains and losses relating to private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portions of private equity investment gains and losses that are attributable to minority interests are reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $2.8 million in 2018, compared to income of $575 thousand in 2017 and expense of $573 thousand in 2016.
Net securities losses of $488 thousand were recorded in 2018, which included $9.7 million in net losses realized on bond sales resulting from the Company's sale of approximately $680 million (book value) of bonds, mainly mortgage and asset-backed securities, as part of a strategy to extend the duration of the securities portfolio and improve net interest margins. Net securities losses also included $8.9 million in losses related to an adjustment for dividend income on a liquidated investment. These losses were offset by net gains totaling $13.8 million of fair value adjustments on private equity investments, in addition to fair value adjustments and net gains realized on sales of equity investments.
Net securities gains of $25.1 million were recorded in 2017, which included $31.1 million in gains realized upon donation of appreciated stock and $10.6 million in net gains realized on sales of equity securities. These gains were offset by net losses of $9.7 million realized on sales of available for sale debt securities, resulting from the Company's sale of approximately $790 million of bonds, mainly mortgage and asset-backed securities. Additionally, net securities losses included $499 thousand in net losses realized on the sale of private equity investments and $5.8 million in losses related to fair value adjustments on private equity investments.
Net securities losses of $53 thousand were recorded in 2016. The 2016 net loss included $1.9 million in gains realized upon dispositions of private equity investments, offset by net losses in fair value totaling $3.7 million on the Company's private equity investment portfolio. Additionally, the Company realized gains on sales of equity securities, including a $1.8 million gain resulting from the Parent's withdrawal from a private equity fund as required under the Volcker Rule investment prohibitions.

Non-Interest Expense

				% Change
(Dollars in thousands)	2018	2017	2016	'18-'17	'17-'16
Salaries	$396,897	$380,945	$360,840	4.2%	5.6%
Employee benefits	71,297	67,376	66,470	5.8	1.4
Net occupancy	46,044	45,612	46,290.9		(1.5)
Equipment	18,125	18,568	19,141	(2.4)	(3.0)
Supplies and communication	20,637	22,790	24,135	(9.4)	(5.6)
Data processing and software	85,978	80,998	79,589	6.1	1.8
Marketing	20,548	16,325	16,032	25.9	1.8
Deposit insurance	11,546	13,986	13,327	(17.4)	4.9
Community service	2,445	34,377	3,906	(92.9)	N.M.
Other	64,304	63,366	59,499	1.5	6.5
Total non-interest expense	$737,821	$744,343	$689,229	(.9)%	8.0%
Efficiency ratio	55.6%	62.2%	61.0%
Salaries and benefits as a % of total non-interest expense	63.5%	60.2%	62.0%
Number of full-time equivalent employees	4,795	4,800	4,784

Non-interest expense was $737.8 million in 2018, a decrease of $6.5 million, or .9%, from the previous year. Salaries and benefits expense increased $19.9 million, or 4.4%, mainly due to higher full-time salaries and medical expense. Growth in salaries expense was driven by increases in full-time salaries in information technology, consumer, wealth, commercial and other support units, while incentive compensation expense declined slightly from 2017. Full-time equivalent employees totaled 4,795 at December 31, 2018, reflecting a small decrease from 2017. Occupancy expense increased $432 thousand, or .9%, mainly due to higher rent, utilities and building services expense, while equipment expense decreased $443 thousand, or 2.4%, due to lower equipment depreciation expense. Supplies and communication expense decreased $2.2 million, or 9.4%, mainly due to lower voice and data network costs. Data processing and software expense increased $5.0 million, or 6.1%, primarily due to higher third party processing costs. Marketing expense increased $4.2 million, or 25.9%, due to new bank card initiatives and consumer marketing initiatives in 2018. Deposit insurance expense declined $2.4 million, or 17.4%, from the prior year mainly due to decreases in average assets, a lower assessment rate, and the elimination of the special FDIC surcharge in the fourth quarter of 2018. Community service costs decreased $31.9 million due to the contribution of appreciated securities to a related foundation in 2017, which did not recur in 2018. Other non-interest expense increased $938 thousand, or 1.5%, over the prior year mainly due to higher costs for professional fees (up $2.4 million) and directors fees (up $936 thousand). These increases were partly offset by lower bank card fraud losses (down $961 thousand).

In 2017, non-interest expense was $744.3 million, an increase of $55.1 million, or 8.0%, over 2016. Salaries and benefits expense increased $21.0 million, or 4.9%, mainly due to higher full-time salaries, incentive compensation, and payroll taxes. Incentive compensation included the accrual of a discretionary bonus of $3.3 million in December 2017 that was paid to approximately 75% of all employees. Growth in salaries expense resulted partly from staffing additions in commercial and consumer, information technology, and other support units. Full-time equivalent employees totaled 4,800 at December 31, 2017, an increase of .3% over 2016. Occupancy expense decreased $678 thousand, mainly due to higher net rental income and lower demolition costs on a branch replacement project. Supplies and communication expense decreased by $1.3 million, or 5.6%, mainly due to reissuance costs for new chip cards distributed to customers in 2016 and lower office supplies expense. Data processing and software expense increased $1.4 million, or 1.8%, mainly due to higher online subscription services and outsourced data provider fees, partly offset by lower bank card processing costs. Equipment expense decreased by $573 thousand, or 3.0%, while deposit insurance expense was higher by $659 thousand, or 4.9%, due to higher insurance rates. Costs for marketing increased slightly compared to 2016. Community service costs increased $30.5 million due to the contribution of $32.0 million of appreciated securities to a related foundation during 2017. Other non-interest expense increased $3.9 million, or 6.5%, over 2016 mainly due to higher costs for legal and professional fees (up $1.2 million), impairment losses on surplus branch sites (up $1.2 million), and lower deferred origination costs (down $1.5 million).

Income Taxes
Income tax expense was $105.9 million in 2018, compared to $110.5 million in 2017 and $124.2 million in 2016. The effective tax rate, including the effect of non-controlling interest, was 19.6% in 2018 compared to 25.7% in 2017 and 31.1% in 2016.

Due to the enactment of new federal tax reform legislation in December 2017, federal tax rates were lowered from 35% to 21%, which lowered the Company's effective tax rate in 2018. Additionally, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on January 1, 2017, which requires all excess tax benefits (net of tax deficiencies) to be recognized as income tax expense or benefit in the income statement. The amount of excess tax benefits (net of tax deficiencies) recognized as a reduction to income tax expense totaled $4.7 million and $7.3 million in 2018 and 2017, respectively. In 2017, the Company also recorded income tax benefits of $11.8 million resulting from the contribution of appreciated securities to a charitable foundation.

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

	Balance at December 31
(In thousands)	2018	2017	2016	2015	2014
Commercial:
Business	$5,106,427	$4,958,554	$4,776,365	$4,397,893	$3,969,952
Real estate — construction and land	869,659	968,820	791,236	624,070	403,507
Real estate — business	2,875,788	2,697,452	2,643,374	2,355,544	2,288,215
Personal banking:
Real estate — personal	2,127,083	2,062,787	2,010,397	1,915,953	1,883,092
Consumer	1,955,572	2,104,487	1,990,801	1,924,365	1,705,134
Revolving home equity	376,399	400,587	413,634	432,981	430,873
Consumer credit card	814,134	783,864	776,465	779,744	782,370
Overdrafts	15,236	7,123	10,464	6,142	6,095
Total loans	$14,140,298	$13,983,674	$13,412,736	$12,436,692	$11,469,238

The contractual maturities of business and real estate loan categories at December 31, 2018, and a breakdown of those loans between fixed rate and floating rate loans are as follows.

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Business	$2,503,345	$2,153,729	$449,353	$5,106,427
Real estate — construction and land	524,674	322,426	22,559	869,659
Real estate — business	516,579	1,750,781	608,428	2,875,788
Real estate — personal	165,134	510,971	1,450,978	2,127,083
Total business and real estate loans	$3,709,732	$4,737,907	$2,531,318	$10,978,957

Business and real estate loans:
Loans with fixed rates	23.8%	48.4%	55.2%	41.7%
Loans with floating rates	76.2%	51.6%	44.8%	58.3%
Total business and real estate loans	100.0%	100.0%	100.0%	100.0%

The following table shows loan balances at December 31, 2018, segregated between those with fixed interest rates and those with variable rates that fluctuate with an index.

(In thousands)	Fixed Rate Loans	Variable Rate Loans	Total	% Variable Rate Loans
Business	$1,856,806	$3,249,621	$5,106,427	63.6%
Real estate — construction and land	46,693	822,966	869,659	94.6
Real estate — business	1,224,106	1,651,682	2,875,788	57.4
Real estate — personal	1,445,600	681,483	2,127,083	32.0
Consumer	1,373,478	582,094	1,955,572	29.8
Revolving home equity	7,171	369,228	376,399	98.1
Consumer credit card	61,878	752,256	814,134	92.4
Overdrafts	15,236	—	15,236	—
Total loans	$6,030,968	$8,109,330	$14,140,298	57.3%

Total loans at December 31, 2018 were $14.1 billion, an increase of $156.6 million, or 1.1%, over balances at December 31, 2017. The growth in loans during 2018 occurred in the business, business real estate, personal real estate, credit card and overdraft loan categories, while construction, consumer and revolving home equity loans declined from the prior year. Business loans increased $147.9 million, or 3.0%, reflecting growth in commercial and industrial loans, while commercial card and tax-advantaged lending declined. Business real estate loans increased $178.3 million, or 6.6%, due to the improved loan demand and the transfer of certain outstanding construction loans into this category. Construction loans decreased $99.2 million, or 10.2% mainly due to pay downs on certain completed projects and transfers to the business real estate loan category. Personal real estate loans increased $64.3 million, or 3.1%, on origination growth and demand for adjustable rate mortgages, which are retained on the balance sheet. The Company sells certain long-term fixed rate mortgage loans to the secondary market, and loan sales in 2018 totaled $193.5 million, compared to $199.8 million in 2017. Consumer loans decreased $148.9 million, or 7.1%, due to declines in automobile, fixed rate home equity and other consumer loans, along with continued run off of marine and recreational vehicle loan balances. Consumer credit card loans increased $30.3 million, or 3.9%, as a result of new account activity, while revolving home equity loan balances declined $24.2 million compared to balances at year end 2017.

The Company currently holds approximately 30% of its loan portfolio in the Kansas City market, 29% in the St. Louis market, and 41% in other regional markets. The portfolio is diversified from a business and retail standpoint, with 63% in loans to businesses and 37% in loans to consumers. The Company believes a diversified approach to loan portfolio management, strong underwriting criteria and an aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses experienced over the last several years.

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. At December 31, 2018, the balance of SNC loans totaled approximately $830.2 million, with an additional $1.3 billion in unfunded commitments.

Commercial Loans
Business
Total business loans amounted to $5.1 billion at December 31, 2018 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax-advantaged loans and leases which carry tax free interest rates. These loans totaled $902.5 million at December 31, 2018, a decline of $32.6 million, or 3.5%, from December 31, 2017 balances. The business loan portfolio also includes direct financing and sales type leases totaling $557.3 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases increased $25.8 million, or 4.9%, over 2017. The Company has outstanding energy-related loans totaling $143.8 million at December 31, 2018, which are further discussed on page 38. Also included in the business portfolio are corporate card loans, which totaled $297.0 million at December 31, 2018 and are made in conjunction with the Company’s corporate card business for corporate trade purchases. Corporate card loans are made to corporate, non-profit and government customers nationwide, but have very short-term maturities, which limit risk.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including

Iowa, Oklahoma, Colorado, Texas and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, health care, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $2.1 million in 2018 (mainly representing a charge-off on one larger loan placed on non-accrual late in the year), compared to net loan charge-offs of $1.4 million recorded in 2017. Non-accrual business loans were $9.0 million (.2% of business loans) at December 31, 2018 compared to $5.9 million at December 31, 2017.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $869.7 million at December 31, 2018, which was a decrease of $99.2 million, or 10.2%, from the prior year and comprised 6.2% of the Company’s total loan portfolio. Commercial construction and land development loans totaled $664.6 million, or 76.4% of total construction loans at December 31, 2018. These loans decreased $101.3 million from 2017 year end balances; driving the decline in the total construction portfolio. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2018 totaled $205.1 million, or 23.6% of total construction loans. A stable construction market has contributed to improved loss trends, with net loan recoveries of $635 thousand and $1.2 million recorded in 2018 and 2017, respectively.

Real Estate-Business
Total business real estate loans were $2.9 billion at December 31, 2018 and comprised 20.3% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, churches, and other commercial properties. The business real estate borrowers and/or properties are generally located in local and regional markets where Commerce does business, and emphasis is placed on owner-occupied lending (36.1% of this portfolio), which presents lower risk levels. Additional information about business real estate loans by borrower is presented on page 36. At December 31, 2018, non-accrual balances amounted to $1.7 million, or .1% of business real estate loans, down from $2.7 million at year end 2017. The Company experienced net loan recoveries of $378 thousand in 2018, compared to net loan recoveries of $203 thousand in 2017.

Personal Banking Loans
Real Estate-Personal
At December 31, 2018, there were $2.1 billion in outstanding personal real estate loans, which comprised 15.0% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable and fixed rate mortgage loans, and at December 31, 2018, 32% of the portfolio was comprised of adjustable rate loans, while 68% was comprised of fixed rate loans. The Company does not purchase any loans from outside parties or brokers, and has never maintained or promoted subprime or reduced-document products. Levels of mortgage loan origination activity increased slightly in 2018, with originations of $563.0 million in 2018 compared with $560.8 million in 2017. Net loans retained by the Company increased $64.3 million, driven by increased demand for adjustable rate mortgage loans, which the Company retains, while loans sold to the secondary market decreased $6.3 million. The loan sales were made under a 2015 initiative to originate and sell certain long term fixed rate loans, resulting in sales of $199.8 million in 2017 and $193.5 million in 2018. The Company has experienced lower loan losses in this category than many others in the industry and believes this is partly because of its conservative underwriting culture, stable markets, and the fact that it does not offer subprime lending products or purchase loans from brokers. Net loan recoveries for 2018 amounted to $335 thousand, compared to net loan recoveries of $305 thousand in the previous year. The non-accrual balances of loans in this category decreased to $1.8 million at December 31, 2018, compared to $2.5 million at year end 2017.

Consumer
Consumer loans consist of private banking, automobile, motorcycle, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, patient health care financing and other types of consumer loans. These loans totaled $2.0 billion at year end 2018. Approximately 47% of the consumer portfolio consists of automobile loans, 20% in private banking loans, 5% in motorcycle loans, 14% in fixed rate home equity loans, 9% in heathcare financing loans and 3% in marine and RV loans. Total consumer loans decreased $148.9 million at year end in 2018 compared to year end 2017. Declines of $99.4 million in automobile loan originations, $28.5 million in fixed rate home equity loans, $20.9 million in marine and RV loans and $42.2 million in motorcycle loans were partly offset by growth of $25.3 million in patient health care financing and $12.4 million in private banking loans.

Also, auto loans totaling $25.9 million were sold to another institution this year. Net charge-offs on total consumer loans were $9.3 million in 2018, compared to $10.0 million in 2017, averaging .5% of consumer loans in both years. Consumer loan net charge-offs included marine and RV loan net charge-offs of $710 thousand, which were 1.2% of average marine and RV loans in 2018, compared to 1.4% in 2017.

Revolving Home Equity
Revolving home equity loans, of which 98% are adjustable rate loans, totaled $376.4 million at year end 2018. An additional $709.4 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net charge-offs totaled $55 thousand in 2018, compared to $185 thousand in 2017.

Consumer Credit Card
Total consumer credit card loans amounted to $814.1 million at December 31, 2018 and comprised 5.8% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 41% of the households that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. At December 31, 2018, approximately 92% of the outstanding credit card loan balances had a floating interest rate, compared to 91% in the prior year. Net charge-offs amounted to $30.6 million in 2018, an increase of $325 thousand over $30.3 million in 2017.

Loans Held for Sale
At December 31, 2018, loans held for sale were comprised of certain long-term fixed rate personal real estate loans and loans extended to students while attending colleges and universities. The personal real estate loans are carried at fair value and totaled $13.5 million at December 31, 2018. The student loans, carried at the lower of cost or fair value, totaled $7.2 million at December 31, 2018. Both of these portfolios are further discussed in Note 2 to the consolidated financial statements.

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
Loans which are not individually evaluated are segregated by loan type and sub-type and are collectively evaluated. These loans include commercial loans (business, construction and business real estate) which have been graded pass, special mention, or substandard, and also includes all personal banking loans except personal real estate loans on non-accrual status. Collectively-evaluated loans include certain troubled debt restructurings with similar risk characteristics. Allowances for both personal banking and commercial loans use methods which consider historical and current loss trends, loss emergence periods, delinquencies, industry concentrations and unique risks. Economic conditions throughout the Company's market place, as monitored by Company credit officers, are also considered in the allowance determination process.
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

At December 31, 2018, the allowance for loan losses was $159.9 million, compared to $159.5 million at December 31, 2017. The percentage of allowance to loans decreased slightly to 1.13% at December 31, 2018 compared to 1.14% at year end 2017. Total loans delinquent 90 days or more and still accruing were $16.7 million at December 31, 2018, a decrease of $1.5 million compared to year end 2017, mainly driven by a $2.2 million decrease in personal real estate loans delinquent 90 days or more, partly offset by an increase of $1.5 million in consumer credit card loan delinquencies. Non-accrual loans at December 31, 2018 were $12.5 million, an increase of $553 thousand over the prior year, mainly due to an increase in business non-accrual loans of $3.0 million. This increase was partially offset by decreases in business real estate and consumer non-accrual loans of $1.0 million and $834 thousand, respectively. The 2018 year end balance of non-accrual loans was comprised of $9.0 million of business loans, $1.7 million of business real estate loans and $1.8 million of personal real estate loans.

Net loan charge-offs totaled $42.3 million in 2018, representing a $650 thousand increase compared to net charge-offs of $41.6 million in 2017. The increase was largely due to higher business loan net charge-offs of $724 thousand and was mainly the result of a charge-off recorded on one larger loan, which was subsequently placed on non-accrual. In addition, consumer credit card loan net charge-offs increased $325 thousand, while net recoveries on construction loans declined $556 thousand. Partly offsetting these increases in net charge-offs were lower net loan charge-offs of $693 thousand on consumer loans. Consumer credit card net charge-offs were 3.98% of average consumer credit card loans in 2018 compared to 4.07% in 2017. Consumer credit card loan net charge-offs as a percentage of total net charge-offs decreased to 72.3% in 2018 compared to 72.6% in 2017. Consumer loan net charge-offs were .46% of average consumer loans in 2018, compared to .49% in 2017, and represented 22.0% of total net loan charge-offs in 2018.

The ratio of net charge-offs to total average loans outstanding in 2018 was .30%, compared to .31% in 2017 and .25% in 2016. The provision for loan losses in 2018 was $42.7 million, compared to provisions of $45.2 million in 2017 and $36.3 million in 2016.

The Company considers the allowance for loan losses of $159.9 million adequate to cover losses inherent in the loan portfolio at December 31, 2018.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2018	2017	2016	2015	2014
Loans outstanding at end of year(A)	$14,140,298	$13,983,674	$13,412,736	$12,436,692	$11,469,238
Average loans outstanding(A)	$13,926,079	$13,611,699	$12,927,778	$11,869,276	$11,260,233
Allowance for loan losses:
Balance at beginning of year	$159,532	$155,932	$151,532	$156,532	$161,532
Additions to allowance through charges to expense	42,694	45,244	36,318	28,727	29,531
Loans charged off:
Business	3,144	2,410	2,549	2,295	2,646
Real estate — construction and land		1	515	499	794
Real estate — business	20	127	194	1,263	1,108
Real estate — personal	176	417	556	1,037	844
Consumer	12,897	13,415	12,711	11,708	12,214
Revolving home equity	357	488	860	722	783
Consumer credit card	36,931	36,114	31,616	31,326	32,424
Overdrafts	2,296	2,207	1,977	2,200	1,960
Total loans charged off	55,821	55,179	50,978	51,050	52,773
Recoveries of loans previously charged off:
Business	1,042	1,032	1,933	2,683	2,181
Real estate — construction and land	635	1,192	4,227	1,761	2,323
Real estate — business	398	330	1,475	1,396	681
Real estate — personal	511	722	562	596	317
Consumer	3,611	3,436	3,664	3,430	3,409
Revolving home equity	302	303	375	320	743
Consumer credit card	6,353	5,861	6,186	6,287	7,702
Overdrafts	675	659	638	850	886
Total recoveries	13,527	13,535	19,060	17,323	18,242
Net loans charged off	42,294	41,644	31,918	33,727	34,531
Balance at end of year	$159,932	$159,532	$155,932	$151,532	$156,532
Ratio of allowance to loans at end of year	1.13%	1.14%	1.16%	1.22%	1.36%
Ratio of provision to average loans outstanding	.31%	.33%	.28%	.24%	.26%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.

	Years Ended December 31
	2018	2017	2016	2015	2014
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	.04%	.03%	.01%	(.01)%	.01%
Real estate — construction and land	(.07)	(.14)	(.48)	(.26)	(.37)
Real estate — business	(.01)	(.01)	(.05)	(.01)	.02
Real estate — personal	(.02)	(.02)	—	.02	.03
Consumer	.46	.49	.46	.45	.54
Revolving home equity	.01	.05	.12	.09	.01
Consumer credit card	3.98	4.07	3.39	3.35	3.28
Overdrafts	33.93	33.71	28.42	24.93	21.97
Ratio of total net charge-offs to total average loans outstanding	.30%	.31%	.25%	.28%	.31%

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end.

(Dollars in thousands)	2018		2017		2016		2015		2014
	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans
Business	$42,890	36.1%	$44,462	35.4%	$43,910	35.6%	$43,617	35.4%	$40,881	34.6%
RE — construction and land	22,515	6.2	24,432	6.9	21,841	5.9	16,312	5.0	13,584	3.5
RE — business	27,717	20.3	24,810	19.3	25,610	19.7	22,157	18.9	35,157	20.0
RE — personal	3,250	15.0	4,201	14.8	4,110	15.0	6,680	15.4	7,343	16.4
Consumer	18,007	13.8	19,509	15.0	18,935	14.8	21,717	15.5	16,822	14.9
Revolving home equity	825	2.7	1,189	2.9	1,164	3.1	1,393	3.5	2,472	3.7
Consumer credit card	43,755	5.8	40,052	5.6	39,530	5.8	38,764	6.3	39,541	6.8
Overdrafts	973.1		877.1		832.1		892	—	732.1
Total	$159,932	100.0%	$159,532	100.0%	$155,932	100.0%	$151,532	100.0%	$156,532	100.0%

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
The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2018	2017	2016	2015	2014
Total non-accrual loans	$12,536	$11,983	$14,283	$26,575	$40,775
Real estate acquired in foreclosure	1,413	681	366	2,819	5,476
Total non-performing assets	$13,949	$12,664	$14,649	$29,394	$46,251
Non-performing assets as a percentage of total loans	.10%	.09%	.11%	.24%	.40%
Non-performing assets as a percentage of total assets	.05%	.05%	.06%	.12%	.19%
Loans past due 90 days and still accruing interest	$16,658	$18,127	$16,396	$16,467	$13,658

The table below shows the effect on interest income in 2018 of loans on non-accrual status at year end.

(In thousands)
Gross amount of interest that would have been recorded at original rate	$1,339
Interest that was reflected in income	392
Interest income not recognized	$947

Non-accrual loans, which are also classified as impaired, totaled $12.5 million at year end 2018, an increase of $553 thousand from the balance at year end 2017. The increase from December 31, 2017 occurred mainly in business loans, which increased $3.0 million but was partially offset by decreases in business real estate, consumer, and personal real estate non-accrual loans. At December 31, 2018, non-accrual loans were comprised primarily of business (71.7%), personal real estate (14.6%), and business real estate (13.7%) loans. Foreclosed real estate totaled $1.4 million at December 31, 2018, an increase of $732 thousand when compared to December 31, 2017. Total non-performing assets remain low compared to the overall banking industry in 2018, with the non-performing loans to total loans ratio at .10% at December 31, 2018. Total loans past due 90 days or more and still accruing interest were $16.7 million as of December 31, 2018, a decrease of $1.5 million when compared to December 31, 2017. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $145.7 million at December 31, 2018, compared with $213.4 million at December 31, 2017, resulting in a decrease of $67.7 million. The decrease in potential problem loans was seen in all loan classes but was largely driven by a $55.4 million decline in business loans, mainly due to loans paying off and the upgrade of certain large commercial and industrial and lease loans.

	December 31
(In thousands)	2018	2017
Potential problem loans:
Business	$98,009	$153,417
Real estate – construction and land	1,211	2,702
Real estate – business	44,854	51,134
Real estate – personal	1,586	6,121
Total potential problem loans	$145,660	$213,374

At December 31, 2018, the Company had $75.8 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $50.9 million which are classified as substandard and included in the table above because of this classification.

Loans with Special Risk Characteristics
Management relies primarily on an internal risk rating system, in addition to delinquency status, to assess risk in the loan portfolio, and these statistics are presented in Note 2 to the consolidated financial statements. However, certain types of loans are considered at high risk of loss due to their terms, location, or special conditions. Construction and land loans and business real estate loans are subject to higher risk because of the impact that volatile interest rates and a changing economy can have on real estate value, and because of the potential volatility of the real estate industry. Certain personal real estate products (residential first mortgages and home equity loans) have contractual features that could increase credit exposure in a market of declining real estate prices, when interest rates are steadily increasing, or when a geographic area experiences an economic downturn. For these personal real estate loans, higher risks could exist when 1) loan terms require a minimum monthly payment that covers only interest, or 2) loan-to-collateral value (LTV) ratios at origination are above 80%, with no private mortgage insurance. Information presented below for personal real estate and home equity loans is based on LTV ratios which were calculated with valuations at loan origination date. The Company does not attempt to obtain updated appraisals or valuations unless the loans become significantly delinquent or are in the process of being foreclosed upon. For credit monitoring purposes, the Company analyzes delinquency information and current FICO scores. For home equity loans, the line utilization is also analyzed. This has remained an effective means of evaluating credit trends and identifying problem loans, partly because the Company offers standard, conservative lending products.

Real Estate - Construction and Land Loans
The Company’s portfolio of construction loans, as shown in the table below, amounted to 6.2% of total loans outstanding at December 31, 2018. The largest component of construction and land loans was commercial construction, which decreased $98.0 million during the year ended December 31, 2018. At December 31, 2018, multi-family residential construction loans totaled approximately $146.6 million, or 23.5%, of the commercial construction loan portfolio.

(Dollars in thousands)	December 31, 2018	% of Total	% of Total Loans	December 31, 2017	% of Total	% of Total Loans
Residential land and land development	$81,740	9.4%	.6%	$81,859	8.5%	.6%
Residential construction	123,369	14.2	.9	121,138	12.5	.9
Commercial land and land development	45,180	5.2	.3	48,474	5.0	.3
Commercial construction	619,370	71.2	4.4	717,349	74.0	5.1
Total real estate – construction and land loans	$869,659	100.0%	6.2%	$968,820	100.0%	6.9%

Real Estate – Business Loans
Total business real estate loans were $2.9 billion at December 31, 2018 and comprised 20.3% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 36.1% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	December 31, 2018	% of Total	% of Total Loans	December 31, 2017	% of Total	% of Total Loans
Owner-occupied	$1,038,589	36.1%	7.3%	$1,010,786	37.5%	7.2%
Multi-family	408,151	14.2	2.9	298,605	11.1	2.1
Office	356,733	12.4	2.5	373,301	13.8	2.7
Retail	307,915	10.7	2.2	338,937	12.6	2.4
Hotels	209,693	7.3	1.5	181,704	6.7	1.3
Farm	160,935	5.6	1.1	161,972	6.0	1.2
Industrial	109,391	3.8	.8	73,078	2.7	.5
Other	284,381	9.9	2.0	259,069	9.6	1.9
Total real estate - business loans	$2,875,788	100.0%	20.3%	$2,697,452	100.0%	19.3%

Real Estate - Personal Loans
The Company’s $2.1 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. The majority of this portfolio is comprised of approximately $1.9 billion of loans made to the retail customer base and includes both adjustable rate and fixed rate mortgage loans. As shown in Note 2 to the consolidated financial statements, 2.9% of this portfolio has FICO scores of less than 660, and delinquency levels have been low. Loans of approximately $31.6 million in this personal real estate portfolio were structured with interest only payments. Interest only loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount.  A small portion of the total portfolio is comprised of personal real estate loans made to individuals employed by commercial customers which totaled $201.7 million at December 31, 2018.

The following table presents information about the retail-based personal real estate loan portfolio for 2018 and 2017.

	2018		2017
(Dollars in thousands)	Principal Outstanding at December 31	% of Loan Portfolio	Principal Outstanding at December 31	% of Loan Portfolio
Loans with interest only payments	$31,613	1.6%	$29,919	1.6%
Loans with no insurance and LTV:
Between 80% and 90%	111,164	5.7	110,272	5.9
Between 90% and 95%	30,595	1.6	28,774	1.6
Over 95%	46,624	2.4	44,529	2.4
Over 80% LTV with no insurance	188,383	9.7	183,575	9.9
Total loan portfolio from which above loans were identified	1,947,202		1,855,779

Revolving Home Equity Loans
The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (91.7%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the following tables, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. The weighted average FICO score for the total current portfolio balance is 793. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. Over the next three years, approximately 9% of the Company's current outstanding balances are expected to mature. Of these balances, 89% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

(Dollars in thousands)	Principal Outstanding at December 31, 2018	*	New Lines Originated During 2018	*	Unused Portion of Available Lines at December 31, 2018	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$345,302	91.7%	$198,875	52.8%	$692,293	183.9%	$1,274.3%
Loans with LTV:
Between 80% and 90%	40,327	10.7	19,608	5.2	38,960	10.4	375.1
Over 90%	4,785	1.3	675.2		4,176	1.1	56	—
Over 80% LTV	45,112	12.0	20,283	5.4	43,136	11.5	431.1
Total loan portfolio from which above loans were identified	376,399		209,569		725,733
* Percentage of total principal outstanding of $376.4 million at December 31, 2018.

(Dollars in thousands)	Principal Outstanding at December 31, 2017	*	New Lines Originated During 2017	*	Unused Portion of Available Lines at December 31, 2017	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$369,846	92.3%	$160,111	40.0%	$680,826	170.0%	$2,977.7%
Loans with LTV:
Between 80% and 90%	43,493	10.9	19,537	4.9	40,750	10.2	514.1
Over 90%	7,849	1.9	—	—	5,452	1.3	85	—
Over 80% LTV	51,342	12.8	19,537	4.9	46,202	11.5	599.1
Total loan portfolio from which above loans were identified	400,587		172,511		713,934
* Percentage of total principal outstanding of $400.6 million at December 31, 2017.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines comprised mainly of loans secured by automobiles, motorcycles, marine, and RVs. Outstanding balances for auto loans were $910.5 million and $1.0 billion at December 31, 2018 and 2017, respectively. The balances over 30 days past due amounted to $17.8 million at December 31, 2018, compared to $18.4 million at the end of 2017, and comprised 2.0% of the outstanding balances of these loans at December 31, 2018 compared to 1.8% at December 31, 2017. For the year ended December 31, 2018, $365.0 million of new auto loans were originated, compared to $464.3 million during 2017. At December 31, 2018, the automobile loan portfolio had a weighted average FICO score of 757.

Outstanding balances for motorcycle loans were $89.4 million at December 31, 2018, compared to $129.5 million at December 31, 2017. The balances over 30 days past due amounted to $2.1 million and $2.5 million at December 31, 2018 and 2017, respectively, and comprised 2.4% of the outstanding balances of these loans at December 31, 2018, compared to 1.9% at December 31, 2017. For the year ended December 31, 2018, $15.0 million of new motorcycle loans were originated, compared to $55.3 million during 2017.

Marine and RV loan production has been significantly curtailed since 2008 with few new originations. While loss rates have remained low over the last five years, the loss ratios experienced for marine and RV loans in 2017 increased over the prior year and have been higher than for other consumer loan products, at 1.2% and 1.4% in 2018 and 2017, respectively. Balances over 30 days past due for marine and RV loans increased $1.6 million at year end 2018 compared to 2017.

The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2018 and 2017.

	2018			2017
(In thousands)	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due
Automobiles	$910,478	$364,955	$17,790	$1,009,880	$464,253	$18,396
Motorcycles	89,443	14,992	2,109	129,530	55,253	2,496
Marine	13,003	1,603	647	17,776	997	846
RV	37,914	1,276	1,887	54,070	29	109
Total	$1,050,838	$382,826	$22,433	$1,211,256	$520,532	$21,847

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at December 31, 2018 of $814.1 million in consumer credit card loans outstanding, approximately $188.7 million, or 23.2%, carried a low promotional rate. Within the next six months, $74.3 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $143.8 million at December 31, 2018, an increase of $9.3 million from year end 2017, as shown in the table below.

(In thousands)	December 31, 2018	December 31, 2017	Unfunded commitments at December 31, 2018
Extraction	$114,152	$86,040	$70,155
Downstream distribution and refining	17,300	25,329	19,358
Mid-stream shipping and storage	3,483	9,310	57,047
Support activities	8,892	13,811	14,898
Total energy lending portfolio	$143,827	$134,490	$161,458

Investment Securities Analysis
Investment securities are comprised of securities which are classified as available for sale, equity, trading or other. The largest component, available for sale debt securities, decreased 1.3% during 2018 to $8.6 billion (excluding unrealized gains/losses in fair value) at year end 2018. During 2018, debt securities of $2.1 billion were purchased, which included $526.1 million in U.S. government securities, $707.5 million in agency mortgage-backed securities, $320.9 million in non-agency mortgage-based securities, and $418.2 million in asset-backed securities. Total sales, maturities and pay downs were $2.2 billion during 2018. During 2019, maturities and pay downs of approximately $1.0 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 2.84% in 2018 and 2.51% in 2017.

At December 31, 2018, the fair value of available for sale securities was $8.5 billion, which included a net unrealized loss in fair value of $64.6 million, compared to a net unrealized gain of $10.0 million at December 31, 2017. The overall unrealized loss in fair value at December 31, 2018 included net gains of $5.3 million in state and municipal securities, offset by net losses of $51.9 million in mortgage and asset-backed securities. The portfolio also included unrealized net losses of $6.8 million, $3.7 million, and $7.3 million on U.S. government and federal agency obligations, government-sponsored enterprise obligations, and other debt securities, respectively.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2018	2017
Amortized Cost
U.S. government and federal agency obligations	$914,486	$917,494
Government-sponsored enterprise obligations	199,470	408,266
State and municipal obligations	1,322,785	1,592,707
Agency mortgage-backed securities	3,253,433	3,046,701
Non-agency mortgage-backed securities	1,053,854	903,920
Asset-backed securities	1,518,976	1,495,380
Other debt securities	339,595	350,988
Total available for sale debt securities	$8,602,599	$8,715,456
Fair Value
U.S. government and federal agency obligations	$907,652	$917,147
Government-sponsored enterprise obligations	195,778	406,363
State and municipal obligations	1,328,039	1,611,366
Agency mortgage-backed securities	3,214,985	3,040,913
Non-agency mortgage-backed securities	1,047,716	905,793
Asset-backed securities	1,511,614	1,492,800
Other debt securities	332,257	351,060
Total available for sale debt securities	$8,538,041	$8,725,442

At December 31, 2018, the available for sale portfolio included $3.2 billion of agency mortgage-backed securities, which are collateralized bonds issued by agencies including FNMA, GNMA, FHLMC, FHLB, Federal Farm Credit Banks and FDIC. Non-agency mortgage-backed securities totaled $1.0 billion and included $714.4 million collateralized by commercial mortgages and $333.3 million collateralized by residential mortgages at December 31, 2018. Certain non-agency mortgage-backed securities are other-than-temporarily impaired, and the processes for determining impairment and the related losses are discussed in Note 3 to the consolidated financial statements.

At December 31, 2018, U.S. government obligations included TIPS of $434.4 million, at fair value. Other debt securities include corporate bonds, notes and commercial paper.

The types of securities held in the available for sale security portfolio at year end 2018 are presented in the table below. Additional detail by maturity category is provided in Note 3 to the consolidated financial statements.

	December 31, 2018
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	10.6%	1.63%	5.0	years
Government-sponsored enterprise obligations	2.3	2.32	4.9
State and municipal obligations	15.5	2.50	5.2
Agency mortgage-backed securities	37.7	2.85	4.6
Non-agency mortgage-backed securities	12.3	2.85	3.1
Asset-backed securities	17.7	2.62	2.8
Other debt securities	3.9	2.65	3.8
*Based on call provisions and estimated prepayment speeds.

Equity securities include common and preferred stock with readily determinable fair values that totaled $2.6 million at December 31, 2018, compared to $48.8 million at December 31, 2017. The decrease is due to a third party merger transaction in June 2018, in which the majority of these securities were redeemed for cash of $39.9 million.

Other securities totaled $129.2 million at December 31, 2018 and $99.0 million at December 31, 2017. These include Federal Reserve Bank stock and Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities and are carried at cost. Also included are private equity investments which are held by a subsidiary qualified as a Small Business Investment Company. These investments are carried at estimated fair value, but are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks.

Other securities at year end for the past two years are shown below:

	December 31
(In thousands)	2018	2017
Federal Reserve Bank stock	$33,498	$33,253
Federal Home Loan Bank stock	10,000	10,000
Private equity investments in debt securities	39,831	31,734
Private equity investments in equity securities	45,828	24,018
Total other securities	$129,157	$99,005

In addition to its holdings in the investment securities portfolio, the Company invests in long-term securities purchased under agreements to resell, which totaled $700.0 million at both December 31, 2018 and December 31, 2017. These investments mature in 2020 through 2022 and have fixed rates or variable rates that fluctuate with published indices. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $712.3 million in marketable investment securities at December 31, 2018. The average rate earned on these agreements during 2018 was 1.83%.

The Company also holds offsetting repurchase and resale agreements totaling $450.0 million at December 31, 2018 and $650.0 million at December 31, 2017, which are further discussed in Note 19 to the consolidated financial statements. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have been offset against each other in the balance sheet, as permitted under current accounting guidance. The agreements mature in 2019 and earned an average of 53 basis points during 2018.

Deposits and Borrowings
Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. Total period-end deposits were $20.3 billion at December 31, 2018, compared to $20.4 billion last year, reflecting a decrease of $101.8 million, or 0.5%.

Average deposits declined $463.5 million, or 2.3%, in 2018 compared to 2017, resulting from declines in average demand deposits, which decreased $447.3 million, driven by lower balances in business, personal, and government demand deposits. Additionally, average certificates of deposit balances decreased $363.3 million in 2018. These decreases were partially offset by growth in average interest checking and money market deposit accounts, which increased $299.4 million in 2018 over 2017 average balances.

The following table shows year end deposit balances by type, as a percentage of total deposits.

	December 31
	2018	2017
Non-interest bearing	34.3%	35.1%
Savings, interest checking and money market	57.5	56.3
Certificates of deposit of less than $100,000	2.9	3.1
Certificates of deposit of $100,000 and over	5.3	5.5
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 77% of average earning assets in both 2018 and 2017. Average balances by major deposit category for the last six years appear on page 54. A maturity schedule of certificates of deposits outstanding at December 31, 2018 is included in Note 6 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. Total balances of federal funds purchased and repurchase agreements outstanding at December 31, 2018 were $2.0 billion, a $449.3 million decrease from the $1.5 billion balance outstanding at year end 2017. On an average basis, these borrowings increased $51.8 million, or 3.5%, during 2018, mainly due to an increase of $133.7 million in repurchase agreements, partly offset by a decrease of $82.0 million in federal funds purchased. The average rate paid on total federal funds purchased and repurchase agreements was 1.30% during 2018 and .67% during 2017.

The majority of the Company’s long-term debt has been comprised of fixed rate advances from the FHLB. The Company repaid the advances in November 2017 and no new advances were taken in 2018. The average rate paid on the FHLB advances during 2017 was 3.55%.

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

The Company’s most liquid assets include available for sale debt securities, federal funds sold, balances at the Federal Reserve Bank, and securities purchased under agreements to resell. At December 31, 2018 and 2017, such assets were as follows:

(In thousands)	2018	2017
Available for sale debt securities	$8,538,041	$8,725,442
Federal funds sold	3,320	42,775
Long-term securities purchased under agreements to resell	700,000	700,000
Balances at the Federal Reserve Bank	689,876	30,631
Total	$9,931,237	$9,498,848

Federal funds sold are funds lent to the Company’s correspondent bank customers with overnight maturities, and totaled $3.3 million at December 31, 2018. At December 31, 2018, the Company had lent funds totaling $700.0 million under long-term resale agreements to other large financial institutions. The agreements mature in years 2020 through 2022. Under these agreements, the Company holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $712.3 million in fair value at December 31, 2018. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $689.9 million at December 31, 2018. The Company’s available for sale investment portfolio includes scheduled maturities and expected pay downs of approximately $1.0 billion during 2019, and these funds offer substantial resources to meet either new loan demand or help offset reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At December 31, 2018 and 2017, total investment securities pledged for these purposes were as follows:

(In thousands)	2018	2017
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$67,675	$84,946
FHLB borrowings and letters of credit	9,974	13,332
Repurchase agreements *	2,469,432	2,001,401
Other deposits	1,784,020	1,679,024
Total pledged securities	4,331,101	3,778,703
Unpledged and available for pledging	2,872,562	3,346,826
Ineligible for pledging	1,334,378	1,599,913
Total available for sale debt securities, at fair value	$8,538,041	$8,725,442
* Includes securities pledged for collateral swaps, as discussed in Note 19 to the consolidated financial statements

Liquidity is also available from the Company’s large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At December 31, 2018, such deposits totaled $18.7 billion and represented 91.8% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Total core deposits increased $7.0 million at year end 2018 compared to year end 2017, with growth of $105.5 million in corporate core deposits, offset by declines of $94.5 million in consumer deposits and $83.3 million in private banking deposits. While the Company considers core consumer and private banking deposits less volatile, corporate deposits could decline if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances. If these corporate deposits decline, the Company's funding needs can be met by liquidity supplied by investment security maturities and pay downs expected to total $1.0 billion over the next year, as noted above. In addition, as shown on page 43, the Company has borrowing capacity of $3.6 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2018	2017
Core deposit base:
Non-interest bearing	$6,980,298	$7,158,962
Interest checking	2,090,936	1,533,904
Savings and money market	9,594,303	9,965,716
Total	$18,665,537	$18,658,582

Certificates of deposit of $100,000 or greater totaled $1.1 billion at December 31, 2018. These deposits are normally considered more volatile and higher costing, and comprised 5.3% of total deposits at December 31, 2018.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, and repurchase agreements, as follows:

(In thousands)	2018	2017
Borrowings:
Federal funds purchased	$13,170	$202,370
Securities sold under agreements to repurchase	1,943,219	1,304,768
Other debt	8,702	1,758
Total	$1,965,091	$1,508,896

Federal funds purchased, which totaled $13.2 million at December 31, 2018, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company’s investment portfolio. Total repurchase agreements at December 31, 2018 were comprised of non-insured customer funds totaling $2.0 billion, and securities pledged for these retail agreements totaled $1.9 billion.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2018.

	December 31, 2018
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value pledged	$2,461,457	$1,318,138	$3,779,595
Advances outstanding	—	—	—
Letters of credit issued	(217,406)	—	(217,406)
Available for future advances	$2,244,051	$1,318,138	$3,562,189

The Company’s average loans to deposits ratio was 69.3% at December 31, 2018, which is considered in the banking industry to be a measure of strong liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $684.9 million in 2018, as reported in the consolidated statements of cash flows on page 63 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $552.7 million and has historically been a stable source of funds. Investing activities used total cash of $91.0 million, mainly from an increase in the loan portfolio, offset by sales and maturities (net of purchases) of investment securities. Growth in the loan portfolio used cash of $200.7 million and net purchases of land, buildings and equipment used $19.9 million, while activity in the investment securities portfolio provided cash of $129.5 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

During 2018, financing activities provided total cash of $223.3 million, primarily resulting from a $449.3 million increase in federal funds purchases and short-term securities sold under agreements to repurchase, offset by a $48.5 million decrease in deposits. Cash dividend payments of $109.2 million were paid on common and preferred stock, while treasury stock purchases totaled $75.2 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company believes it maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash outflows resulting from the Company’s transactions in its common and preferred stock were as follows:

(In millions)	2018	2017	2016
Purchases of treasury stock	$75.2	$17.8	$39.4
Common cash dividends paid	100.2	91.6	87.1
Preferred cash dividends paid	9.0	9.0	9.0
Cash used	$184.4	$118.4	$135.5

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

(In millions)	2018	2017	2016
Dividends received from subsidiaries	$200.0	$160.0	$160.0
Management fees	37.7	30.4	31.0
Total	$237.7	$190.4	$191.0

These sources of funds are used mainly to pay cash dividends on outstanding stock, pay general operating expenses, and purchase treasury stock. At December 31, 2018, the Parent’s investment securities totaled $5.8 million at fair value, consisting mainly of preferred stock and non-agency mortgage-backed securities. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2018 or 2017.

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

Capital Management
Under Basel III capital guidelines, at December 31, 2018 and 2017, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	2018	2017	Minimum Ratios under Capital Adequacy Guidelines*	Minimum Ratios for Well-Capitalized Banks**
Risk-adjusted assets	$19,103,966	$19,149,949
Tier I common risk-based capital	2,716,232	2,422,480
Tier I risk-based capital	2,861,016	2,567,264
Total risk-based capital	3,022,023	2,747,863
Tier I common risk-based capital ratio	14.22%	12.65%	7.00%	6.50%
Tier I risk-based capital ratio	14.98	13.41	8.50	8.00
Total risk-based capital ratio	15.82	14.35	10.50	10.00
Tier I leverage ratio	11.52	10.39	4.00	5.00
Tangible common equity to tangible assets	10.45	9.84
Dividend payout ratio	23.61	29.52
* as of the fully phased-in date of Jan. 1, 2019, including capital conservation buffer
**under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and periodically purchases stock in the open market. During 2017 and 2018, respectively, the Company purchased 315 thousand and 1.2 million shares through market purchases. At December 31, 2018, 2.2 million shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 9.7% in 2018 compared with 2017, and the Company increased its first quarter 2019 cash dividend 16%, making 2019 the Company's 51st consecutive year of regular cash dividend increases. The Company also distributed its 25th consecutive annual 5% stock dividend in December 2018.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $11.2 billion (including approximately $5.3 billion in unused approved credit card lines) and the contractual amount of standby letters of credit totaling $353.9 million at December 31, 2018. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2018 and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Long-term debt obligations*	$218	$458	$275	$—	$951
Operating lease obligations	5,763	8,872	6,871	15,161	36,667
Purchase obligations	255,861	270,790	51,209	2,370	580,230
Certificates of Deposit*	1,286,425	336,656	34,234	807	1,658,122
Total	$1,548,267	$616,776	$92,589	$18,338	$2,275,970
* Includes principal payments only.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. No contributions to the defined benefit plan were made in 2018, and the Company is not required nor does it expect to make a contribution in 2019.

The Company has investments in several low-income housing partnerships within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal (and sometimes state) income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. At December 31, 2018, the investments totaled $36.8 million and are recorded as other assets in the Company’s consolidated balance sheet. Unfunded commitments, which are recorded as liabilities, amounted to $24.7 million at December 31, 2018.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2018, purchases and sales of tax credits amounted to $80.9 million and $71.6 million, respectively. Fees from the sales of tax credits were $4.9 million, $3.3 million and $3.1 million in 2018, 2017 and 2016, respectively. At December 31, 2018, the Company had outstanding purchase commitments totaling $180.5 million that it expects to fund in 2019. These commitments, along with the commitments for the next five years, are included in the table above.

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

The tables below compute the effects of gradual shifts in interest rates over a twelve month period on the Company’s net interest income, assuming a static balance sheet with the exception of deposit attrition. The difference between the two simulations is the amount of deposit attrition incorporated, which is shown in the tables below. In the simulations below, three rising rate scenarios and one falling rate scenario were selected and net interest income was calculated and compared to a base scenario in which assets, liabilities and rates remained constant over a twelve month period.  For each of the simulations, interest rates applicable to each interest earning asset or interest bearing liability were ratably increased or decreased during the year (by either 100, 200 or 300 basis points).  The balances contained in the balance sheet were assumed not to change over the twelve month period, except that as presented in the tables below, it was assumed certain non-maturity type deposit attrition would occur, as a result of higher interest rates, and would be replaced with borrowed funds.

The simulations shown below reflect different assumptions related to deposit attrition. The Company utilizes these simulations both for monitoring interest rate risk and for liquidity planning purposes. While the future effects of rising rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and its effect on the Company’s performance.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising rates and falling rates and has adopted strategies which minimize impacts to overall interest rate risk.

Simulation A	December 31, 2018			September 30, 2018
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$5.0	.59%	$(348.3)	$7.0	.85%	$(360.6)
200 basis points rising	5.2	.62	(237.9)	7.3	.88	(248.6)
100 basis points rising	3.8	.45	(120.3)	5.7	.69	(128.9)
100 basis points falling	(17.2)	(2.03)	142.8	(13.0)	1.56	139.3

Simulation B	December 31, 2018			September 30, 2018
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(18.1)	(2.13)%	$(936.4)	$(15.4)	(1.85)%	$(947.2)
200 basis points rising	(15.3)	(1.81)	(829.2)	(12.7)	(1.53)	(838.8)
100 basis points rising	(14.2)	(1.68)	(715.4)	(11.8)	(1.42)	(723.3)

The difference in Simulation A and B is the degree to which deposits are modeled to decline or increase as noted in the tables above.  Both simulations assume that a decline in deposits would be offset by an increase in borrowed funds, which are more rate sensitive and can result in higher interest costs in a rising rate environment.

Under Simulation A, in the three rising rate scenarios, interest income grows faster than funding costs as loan and investment balances remain constant but rates increase. The increase in interest income from higher rates is assisted by lower deposit balances, reducing interest expense but offset by higher short-term borrowed funds with higher market sensitive rates.  In Simulation B, the assumed higher levels of deposit attrition were modeled to be replaced by wholesale borrowed funds with higher costs than in Simulation A and resulted in a reduction in net interest income under all rising rate scenarios.  In the 100 basis point falling scenario shown in Simulation A, it is assumed that deposits would increase $142.8 million along with an increase in earning assets, but rates on loans would fall faster than deposit rates. In this scenario, additional borrowed funds would not be necessary.  Additionally, this scenario results in lower net interest income than in the base calculation.  The 100 basis point falling scenario is presented only in Simulation A as the results would be the same under Simulation B.

In both Simulations A and B, the change in net interest income from the base calculation at December 31, 2018 was lower than what was modeled at September 30, 2018 largely due to higher rates and balances of federal funds purchased and repurchase agreements, as well as higher deposit rates at year end.   The deposit attrition assumption used in both Simulations A and B was not materially different than what was modeled in the prior quarter.

Projecting deposit activity in a historically low interest rate environment is difficult, and the Company cannot predict how deposits will react to shifting rates.  The comparison provided above provides insight into potential effects of changes in rates and deposit levels on net interest income.

Derivative Financial Instruments
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. Such instruments include interest rate swaps, interest rate floors, interest rate caps, credit risk participation agreements, foreign exchange contracts, mortgage loan commitments, forward sale contracts, and forward to be announced (TBA) contracts. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate floors with a total notional amount of $1.0 billion were entered into during the year ended December 31, 2018 as part of this strategy to manage interest rate risk. All of these derivative instruments utilized by the Company are further discussed in Note 18 on Derivative Instruments.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2018 and 2017. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

	2018			2017
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$2,006,280	$11,537	$(13,110)	$1,741,412	$7,674	$(7,857)
Interest rate floors	1,000,000	29,031	—	—	—	—
Interest rate caps	62,163	24	(24)	31,776	16	(16)
Credit risk participation agreements	143,460	47	(93)	133,488	46	(123)
Foreign exchange contracts	6,206	20	(8)	11,826	21	(40)
Mortgage loan commitments	14,544	536	—	17,110	580	—
Mortgage loan forward sale contracts	5,768	15	(8)	2,566	8	(7)
Forward TBA contracts	16,500	—	(178)	25,000	4	(31)
Total at December 31	$3,254,921	$41,210	$(13,421)	$1,963,178	$8,349	$(8,074)

Operating Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Consumer, Commercial, and Wealth. Additional information is presented in Note 12 on Segments in the consolidated financial statements.
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

The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2018:
Net interest income	$296,228	$345,221	$46,946	$688,395	$135,430	$823,825
Provision for loan losses	(41,280)	(1,134)	32	(42,382)	(312)	(42,694)
Non-interest income	126,253	202,527	173,026	501,806	(465)	501,341
Investment securities losses, net	—	—	—	—	(488)	(488)
Non-interest expense	(287,473)	(297,847)	(123,576)	(708,896)	(28,925)	(737,821)
Income before income taxes	$93,728	$248,767	$96,428	$438,923	$105,240	$544,163
Year ended December 31, 2017:
Net interest income	$279,031	$329,087	$47,264	$655,382	$78,297	$733,679
Provision for loan losses	(41,829)	205	(41)	(41,665)	(3,579)	(45,244)
Non-interest income	121,362	184,577	158,175	464,114	(2,851)	461,263
Investment securities gains, net	—	—	—	—	25,051	25,051
Non-interest expense	(275,734)	(281,845)	(120,461)	(678,040)	(66,303)	(744,343)
Income before income taxes	$82,830	$232,024	$84,937	$399,791	$30,615	$430,406
2018 vs 2017
Increase in income before income taxes:
Amount	$10,898	$16,743	$11,491	$39,132	$74,625	$113,757
Percent	13.2%	7.2%	13.5%	9.8%	N.M.	26.4%
Year ended December 31, 2016:
Net interest income	$268,654	$311,704	$44,113	$624,471	$55,578	$680,049
Provision for loan losses	(36,042)	4,378	(122)	(31,786)	(4,532)	(36,318)
Non-interest income	116,185	187,350	144,661	448,196	(1,640)	446,556
Investment securities losses, net	—	—	—	—	(53)	(53)
Non-interest expense	(266,258)	(272,398)	(113,888)	(652,544)	(36,685)	(689,229)
Income before income taxes	$82,539	$231,034	$74,764	$388,337	$12,668	$401,005
2017 vs 2016
Increase in income before income taxes:
Amount	$291	$990	$10,173	$11,454	$17,947	$29,401
Percent	.4%	.4%	13.6%	2.9%	N.M.	7.3%

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. During 2018, income before income taxes for the Consumer segment increased $10.9 million, or 13.2%, compared to 2017. This increase was mainly due to growth of $17.2 million, or 6.2%, in net interest income and an increase in non-interest income of $4.9 million, or 4.0%. Net interest income increased due to a $15.2 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and growth of $3.5 million in loan interest income, partly offset by an increase of $1.6 million in deposit interest expense. Non-interest income increased mainly due to growth in net debit card fees, (mainly lower network expense and higher interchange fees), deposit fees (mainly deposit account service fees and overdraft and return item fees) and mortgage banking revenue, partly offset by higher credit card rewards expense. These increases to income were partly offset by growth of $11.7 million, or 4.3%, in non-interest expense. Non-interest expense increased over the prior year due to an increase in full-time salaries expense and higher allocated servicing and support costs, mainly marketing, information technology and management fees. The provision for loan losses totaled $41.3 million, a $549 thousand decrease from the prior year, which was mainly due to lower net charge-offs on marine & RV loans, partly offset by higher consumer credit card loan net charge-offs. Total average loans in this segment decreased $69.9 million, or 2.8%, in 2018 compared to the prior year mainly due to a decline in auto loans and the continued run off of marine and RV loans. Average deposits increased $19.9 million over the prior year, resulting from growth in interest checking and money market deposit accounts, partly offset by declines in demand and certificate of deposit balances.

During 2017, income before income taxes for the Consumer segment increased $291 thousand, or .4%, compared to 2016. This increase was mainly due to growth of $10.4 million, or 3.9%, in net interest income and an increase in non-interest income of $5.2 million, or 4.5%. Net interest income increased due to a $9.7 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and a $670 thousand increase in loan interest income. Non-interest income increased mainly due to growth in deposit fees (mainly deposit account service fees and overdraft and return item fees) and bank card fees. These increases to income were partly offset by growth of $9.5 million, or 3.6%, in non-interest expense and $5.8 million in the provision for loan losses. Non-interest expense increased over the prior year due to an increase in full-time salaries expense and higher allocated support costs, mainly administrative, online banking and information technology, while supplies expense decreased due to higher chip card reissue costs in 2016. The provision for loan losses totaled $41.8 million, a $5.8 million increase over the prior year, which was mainly due to higher net charge-offs on consumer credit card loans. Total average loans in this segment decreased $62.0 million, or 2.4%, in 2017 compared to the prior year mainly due to a decline in marine and RV loans. Average deposits increased $234.3 million, or 2.4%, over the prior year, resulting from growth in money market deposit accounts, partly offset by a decline in certificate of deposit balances.

Commercial
The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Capital Markets Group, which sells fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for 2018 increased $16.7 million, or 7.2%, compared to 2017, mainly due to increases in net interest income and non-interest income, partly offset by higher non-interest expense and an increase in the provision for loan losses. Net interest income increased $16.1 million, or 4.9%, due to growth of $70.6 million in loan interest income, partly offset by a decrease of $32.1 million in net allocated funding credits and higher interest expense of $22.5 million on deposits and customer repurchase agreements. The provision for loan losses increased $1.3 million over last year, due to lower business and construction loan net recoveries, partly offset by lower commercial card loan net charge-offs. Non-interest income increased $18.0 million, or 9.7%, over the previous year due to higher net corporate card fees (driven by higher fees), swap fees, tax credit sales fees and deposit account fees (mainly corporate cash management). These increases were partly offset by lower gains on sales of leased assets to customers upon lease termination. Non-interest expense increased $16.0 million, or 5.7%, during 2018, mainly due to increases in salaries expense and allocated support and service costs (mainly information technology and commercial sales and product support fees). Average segment loans increased $304.7 million, or 3.5%, compared to 2017, with growth occurring in commercial and industrial, construction, and healthcare loans. Average deposits decreased $271.8 million, or 3.3%, due to declines in business demand deposits and certificates of deposit, partly offset by growth in interest checking deposits.
Pre-tax income for 2017 increased $990 thousand, or .4%, compared to 2016, mainly due to an increase in net interest income, partly offset by lower non-interest income, higher non-interest expense and an increase in the provision for loan losses. Net interest income increased $17.4 million, or 5.6%, due to growth of $45.9 million in loan interest income, partly offset by a decrease of $17.7 million in net allocated funding credits. In addition, customer repurchase agreement interest expense increased $5.5 million and deposit interest expense increased $5.2 million. The provision for loan losses increased $4.2 million over last year, as construction loan and business real estate loan net recoveries were lower by $2.5 million and $1.1 million, respectively. Non-interest income decreased $2.8 million, or 1.5%, from the previous year due to lower interest rate swap fees and capital market fees. Non-interest expense increased $9.4 million, or 3.5%, during 2017, mainly due to increases in full-time salaries expense and allocated support costs, partly offset by lower bank card processing costs and business line allocations. Average segment loans increased $562.5 million, or 7.0%, compared to 2016, with growth occurring in commercial and industrial, construction, and business real estate loans. Average deposits increased $57.6 million, or .7%, due to growth in governmental demand deposit accounts, partly offset by declines in certificates of deposit, money market deposit accounts, and business demand deposits.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2018, the Trust group managed investments with a market value of $30.3 billion and administered an additional $19.7 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.5 billion in total assets at December 31, 2018. In 2018, pre-tax income for the Wealth segment was $96.4 million, compared to $84.9 million in 2017, an increase of $11.5 million, or 13.5%. Net interest income decreased $318 thousand, or .7%, due to a $5.3 million decrease in net allocated funding credits, partly offset by a $5.5 million increase in loan interest income. Non-interest income increased $14.9 million, or 9.4%, over the prior year largely due to higher personal and institutional trust fees, brokerage fees and cash sweep commissions. These increases were partly offset by write downs on software costs. Non-interest expense increased $3.1 million, or 2.6%, resulting from higher salary and benefit costs, data processing expense and allocated support and corporate management fee costs, partly offset by lower trust losses. The provision for loan losses decreased $73 thousand, mainly due to personal real estate loan net recoveries. Average assets increased $25.2 million, or 2.1%, during 2018 mainly due to higher personal real estate and consumer loans. Average deposits decreased $219.0 million, or 10.5%, due to declines in money market deposit accounts and long-term certificates of deposit over $100,000.

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

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between the Company’s provision for loan losses and net loan charge-offs, which are generally assigned directly to the segments. In 2018, the pre-tax income in this category was $105.2 million, compared to $30.6 million in 2017. This increase was due to higher unallocated net interest income of $57.1 million and lower unallocated non-interest expense of $37.4 million. Non-interest expense for 2017 included contributions of $32.0 million to a related charitable foundation, which were not allocated to the segments. Unallocated securities losses were $488 thousand in 2018, compared to securities gains of $25.1 million in 2017. Also, the unallocated loan loss provision decreased $3.3 million, as the provision was $3.6 million in excess of charge-offs in 2017 compared to $312 thousand less than charge offs in 2018.

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

Revenue from Contracts with Customers The FASB issued ASU 2014-09, "Revenue from Contracts with Customers", in May 2014, which has been followed by additional clarifying guidance on specified implementation issues. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance was adopted on January 1, 2018 under the full retrospective method with a restatement of prior periods. The impact of the adoption and required disclosures are discussed in Note 15 to the consolidated financial statements.

Liabilities The FASB issued ASU 2016-04, "Recognition of Breakage for Certain Prepaid Stored-Value Products", in March 2016, in order to address current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. Such products include prepaid gift cards issued on a specific payment network and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler's checks. The amendments require that the portion of the dollar value of prepaid stored-value products that is ultimately unredeemed (that is, the breakage) be accounted for consistent with the breakage guidance for stored-value product transactions provided in ASC Topic 606 - Revenue from Contracts with Customers. These amendments are effective for interim and annual periods beginning January 1, 2018 and did not have a significant effect on the Company's consolidated financial statements.

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

Financial Instruments The FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", in January 2016. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee. The amendments also require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments were adopted on January 1, 2018 and are further discussed in Notes 3 and 17 to the consolidated financial statements.

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

Restricted Cash The FASB issued ASU 2016-18, "Restricted Cash", in November 2016. The ASU requires that amounts described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and end of period amounts shown on the statement of cash flows. Disclosures are to be provided on the amounts reported as restricted and the nature of the restrictions on cash and cash equivalents. The amendments, which were applied on a retrospective basis, were effective January 1, 2018 and did not have a significant effect on the Company's consolidated financial statements.

Retirement Benefits The FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", in March 2017. Under previous guidance, the different components comprising net benefit cost are aggregated for reporting in the financial statements. Because these components are heterogeneous, the current presentation reduces the transparency and usefulness of the financial statements. The ASU requires that an employer report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented separately from the servicing cost component. Only service cost is eligible for capitalization when applicable. The amendments were effective January 1, 2018 and as noted in Note 9 to the consolidated financial statements, did not have a significant effect on the Company's consolidated financial statements.

Leases In February 2016, the FASB issued ASU 2016-02, "Leases", in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use (ROU) asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. The ASU provides guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The FASB has issued elections and expedients within the original ASU and additional amendments, clarifying the lease guidance for certain implementation issues. The Company has adopted the package of expedients, the lease component expedient as well as the disclosure expedient. Additionally, for leases with a term of 12 months or less, an election was made not to recognize lease assets and lease liabilities. The ASU and the related amendments are effective for interim and annual periods beginning January 1, 2019. The Company is the lessee in less than 200 lease agreements, which will be recognized on the balance sheet. As of January 1, 2019, the Company adopted the new accounting standard, and a lease liability of $28.1 million and a ROU asset of $27.5 million were recognized, but should not materially impact the Company's consolidated financial statements or various balance sheet related ratios.

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

The Company established an internal CECL implementation team in 2017 and partnered with an outside vendor to implement the new standard. Software development and data collection has continued since that time and it's expected the preliminary CECL model will be ready for detailed testing during the second quarter of 2019. The Company continues to evaluate the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

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

Financial Instruments The FASB issued ASU 2018-13, "Changes to the Disclosure Requirements of Fair Value Measurement", in August 2018. The amendments in the ASU eliminate or modify certain disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. In addition, the amendments in the ASU also require the addition of new disclosure requirements on fair value measurement, including the disclosure of changes in unrealized gains and losses for the period included in accumulated other comprehensive income (AOCI) for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments are effective January 1, 2020 and are not expected to have a significant effect on the Company's consolidated financial statements.

Retirement Benefits The FASB issued ASU 2018-14, "Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)", in August 2018. The amendments in the ASU eliminate disclosures that are no longer considered cost beneficial and clarify specific requirements of disclosures. In addition, the amendments in the ASU also add new disclosures, including the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments are effective January 1, 2021 and are not expected to have a significant effect on the Company's consolidated financial statements.

Intangible Assets The FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", in August 2018. This new standard modifies existing guidance and clarifies the accounting for implementation costs of a hosting arrangement. Under the new amendments, the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract are aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software or hosting arrangements that include an internal-use software license. The amendments are effective January 1, 2020, but early adoption is permitted. The Company is still assessing the impact on the Company's consolidated financial statements.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$4,963,029	$184,837	3.72%	$4,832,045	$154,681	3.20%	$4,652,526	$134,438	2.89%
Real estate – construction and land	967,320	49,440	5.11	881,879	37,315	4.23	778,822	27,452	3.52
Real estate – business	2,737,820	117,516	4.29	2,694,620	102,009	3.79	2,440,955	89,305	3.66
Real estate – personal	2,093,802	80,365	3.84	2,019,674	75,267	3.73	1,936,420	72,417	3.74
Consumer	2,010,826	89,074	4.43	2,036,393	81,065	3.98	1,947,240	75,076	3.86
Revolving home equity	379,715	17,513	4.61	398,611	15,516	3.89	417,514	14,797	3.54
Consumer credit card	768,789	92,269	12.00	743,885	88,329	11.87	749,589	86,008	11.47
Overdrafts	4,778	—	—	4,592	—	—	4,712	—	—
Total loans	13,926,079	631,014	4.53	13,611,699	554,182	4.07	12,927,778	499,493	3.86
Loans held for sale	19,493	1,298	6.66	17,452	1,000	5.73	25,710	1,317	5.12
Investment securities:
U.S. government & federal agency obligations	921,759	21,720	2.36	914,961	19,697	2.15	735,081	15,628	2.13
Government-sponsored enterprise obligations	308,520	6,098	1.98	452,422	7,321	1.62	591,785	13,173	2.23
State & municipal obligations(B)	1,410,700	42,867	3.04	1,720,723	62,073	3.61	1,753,727	63,261	3.61
Mortgage-backed securities	4,203,625	111,686	2.66	3,784,602	89,623	2.37	3,460,821	82,888	2.40
Asset-backed securities	1,455,690	34,223	2.35	2,083,611	36,757	1.76	2,418,118	35,346	1.46
Other debt securities	340,458	8,912	2.62	330,365	8,410	2.55	331,289	8,382	2.53
Trading debt securities(B)	24,731	759	3.07	21,929	583	2.66	19,722	489	2.48
Equity securities(B)	26,459	11,816	44.66	60,772	2,283	3.76	47,763	2,208	4.62
Other securities(B)	114,438	12,412	10.85	98,564	10,507	10.66	112,888	7,656	6.78
Total investment securities	8,806,380	250,493	2.84	9,467,949	237,254	2.51	9,471,194	229,031	2.42
Federal funds sold and short-term securities purchased under agreements to resell	27,026	519	1.92	18,518	230	1.24	12,660	78.62
Long-term securities purchased under agreements to resell	696,438	15,881	2.28	688,147	15,440	2.24	791,392	13,544	1.71
Interest earning deposits with banks	319,948	6,233	1.95	207,269	2,223	1.07	188,581	973.52
Total interest earning assets	23,795,364	905,438	3.81	24,011,034	810,329	3.37	23,417,315	744,436	3.18
Allowance for loan losses	(158,791)			(156,572)			(152,628)
Unrealized gain (loss) on debt securities	(113,068)			45,760			143,842
Cash and due from banks	360,732			361,414			381,822
Land, buildings and equipment - net	343,636			345,639			350,443
Other assets	438,362			424,333			415,677
Total assets	$24,666,235			$25,031,608			$24,556,471
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$867,150	973.11		$819,558	981.12		$775,121	923.12
Interest checking and money market	10,817,169	26,830.25		10,517,741	16,328.16		10,285,288	13,443.13
Certificates of deposit of less than $100,000	603,137	3,215.53		676,272	2,645.39		749,261	2,809.37
Certificates of deposit of $100,000 and over	1,114,825	14,658	1.31	1,404,960	10,859.77		1,471,610	8,545.58
Total interest bearing deposits	13,402,281	45,676.34		13,418,531	30,813.23		13,281,280	25,720.19
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,514,144	19,655	1.30	1,462,387	9,829.67		1,266,093	3,315.26
Other borrowings	1,747	45	2.58	87,696	3,086	3.52	171,255	3,968	2.32
Total borrowings	1,515,891	19,700	1.30	1,550,083	12,915.83		1,437,348	7,283.51
Total interest bearing liabilities	14,918,172	65,376.44%		14,968,614	43,728.29%		14,718,628	33,003.22%
Non-interest bearing deposits	6,728,971			7,176,255			7,049,633
Other liabilities	247,520			250,510			292,145
Equity	2,771,572			2,636,229			2,496,065
Total liabilities and equity	$24,666,235			$25,031,608			$24,556,471
Net interest margin (T/E)		$840,062			$766,601			$711,433
Net yield on interest earning assets			3.53%			3.19%			3.04%
Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			9.58%			7.75%			7.14%

(A)
Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Years Ended December 31
2015			2014			2013
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$4,186,101	$116,455	2.78%	$3,919,421	$110,791	2.83%	$3,366,564	$102,847	3.05%	8.07%
477,320	17,075	3.58	418,702	15,826	3.78	378,896	15,036	3.97	20.62
2,293,839	85,751	3.74	2,300,855	88,206	3.83	2,251,113	92,555	4.11	3.99
1,899,234	71,666	3.77	1,818,125	69,054	3.80	1,694,955	66,353	3.91	4.32
1,829,830	72,625	3.97	1,617,039	68,434	4.23	1,437,270	67,299	4.68	6.95
431,033	15,262	3.54	426,720	16,188	3.79	424,358	16,822	3.96	(2.20)
746,503	86,162	11.54	754,482	86,298	11.44	752,478	84,843	11.28	.43
5,416	—	—	4,889	—	—	6,020	—	—	(4.52)
11,869,276	464,996	3.92	11,260,233	454,797	4.04	10,311,654	445,755	4.32	6.19
4,115	191	4.64	—	—	—	4,488	176	3.92	34.14

466,135	5,180	1.11	497,271	13,750	2.77	401,162	8,775	2.19	18.10
938,589	17,319	1.85	794,752	13,211	1.66	499,947	8,658	1.73	(9.20)
1,786,235	63,054	3.53	1,715,493	61,593	3.59	1,617,814	58,522	3.62	(2.70)
3,164,447	80,936	2.56	2,981,225	80,229	2.69	3,187,648	87,523	2.75	5.69
2,773,069	29,558	1.07	2,834,013	24,976.88		3,061,415	27,475.90		(13.82)
255,558	6,191	2.42	141,266	3,287	2.33	166,113	4,990	3.00	15.43
20,517	562	2.74	18,423	411	2.23	20,986	472	2.25	3.34
45,200	1,805	3.99	48,847	1,448	2.96	54,754	1,316	2.40	(13.54)
108,061	8,582	7.94	100,399	9,885	9.85	111,205	11,545	10.38	.57
9,557,811	213,187	2.23	9,131,689	208,790	2.29	9,121,044	209,276	2.29	(.70)
16,184	60.37		31,817	101.32		24,669	106.43		1.84
1,002,053	13,172	1.31	985,205	12,473	1.27	1,174,589	21,119	1.80	(9.93)
206,115	528.26		220,876	555.25		155,885	387.25		15.47
22,655,554	692,134	3.06	21,629,820	676,716	3.13	20,792,329	676,819	3.26	2.73
(152,690)			(160,828)			(166,846)			(0.98)
112,352			90,392			124,718			(198.06)
378,803			382,207			382,500			(1.17)
359,773			354,899			357,544			(.79)
383,810			376,433			383,739			2.70
$23,737,602			$22,672,923			$21,873,984			2.43

$729,311	876.12		$670,650	855.13		$625,517	766.12		6.75
9,752,794	12,498.13		9,477,947	12,667.13		9,059,524	13,589.15		3.61
832,343	3,236.39		935,387	4,137.44		1,034,991	6,002.58		(10.24)
1,224,402	6,051.49		1,372,509	5,926.43		1,380,003	6,383.46		(4.18)
12,538,850	22,661.18		12,456,493	23,585.19		12,100,035	26,740.22		2.07

1,654,860	1,861.11		1,257,660	1,019.08		1,294,691	809.06		3.18
103,884	3,574	3.44	104,896	3,484	3.32	103,901	3,364	3.24	(55.83)
1,758,744	5,435.31		1,362,556	4,503.33		1,398,592	4,173.30		1.62
14,297,594	28,096.20%		13,819,049	28,088.20%		13,498,627	30,913.23%		2.02
6,786,741			6,339,183			5,961,116			2.45
280,231			225,554			237,130			.86
2,373,036			2,289,137			2,177,111			4.95
$23,737,602			$22,672,923			$21,873,984			2.43%
	$664,038			$648,628			$645,906
		2.93%			3.00%			3.11%
		2.38%			.42%			(2.90)%

(B)
Interest income and yields are presented on a fully-taxable equivalent basis using a federal income tax rate of 21% in 2018 and 35% in prior periods. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $5,931,000 in 2018, $10,357,000 in 2017, $9,537,000 in 2016, $8,332,000 in 2015, $7,640,000 in 2014 and $6,673,000 in 2013. Investment securities interest income includes tax equivalent adjustments of $10,306,000 in 2018, $22,565,000 in 2017, $21,847,000 in 2016, $21,386,000 in 2015, $20,784,000 in 2014 and $19,861,000 in 2013. These adjustments relate to state and municipal obligations, trading securities, equity securities, and other securities.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2018
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$5,030	3.93%	$4,925	3.80%	$4,962	3.69%	$4,934	3.48%
Real estate – construction and land	953	5.47	992	5.21	972	5.06	952	4.69
Real estate – business	2,758	4.53	2,733	4.35	2,727	4.22	2,734	4.06
Real estate – personal	2,122	3.87	2,111	3.83	2,079	3.84	2,062	3.80
Consumer	1,962	4.62	1,985	4.46	2,026	4.39	2,072	4.25
Revolving home equity	374	4.98	374	4.72	378	4.51	393	4.25
Consumer credit card	788	11.91	775	11.99	754	12.05	758	12.06
Overdrafts	5	—	5	—	4	—	5	—
Total loans	13,992	4.72	13,900	4.59	13,902	4.49	13,910	4.33
Loans held for sale	18	6.59	18	6.87	22	6.72	19	6.45
Investment securities:
U.S. government & federal agency obligations	923	1.90	925	2.23	924	3.18	916	2.12
Government-sponsored enterprise obligations	215	2.24	262	2.10	354	1.88	406	1.84
State & municipal obligations(A)	1,361	3.06	1,376	2.98	1,395	3.06	1,513	3.06
Mortgage-backed securities	4,380	2.75	4,434	2.65	4,067	2.60	3,926	2.62
Asset-backed securities	1,519	2.55	1,427	2.42	1,407	2.32	1,469	2.11
Other debt securities	340	2.60	340	2.59	340	2.63	342	2.65
Trading debt securities(A)	26	3.21	24	3.13	26	3.15	22	2.73
Equity securities(A)	4	39.92	4	32.69	47	89.68	51	3.64
Other securities(A)	128	15.51	120	13.00	109	6.68	101	6.73
Total investment securities	8,896	2.86	8,912	2.76	8,669	3.19	8,746	2.58
Federal funds sold and short-term securities purchased under agreements to resell	14	2.56	13	2.10	37	1.93	44	1.65
Long-term securities purchased under agreements to resell	700	2.31	686	2.26	700	2.17	700	2.38
Interest earning deposits with banks	353	2.28	299	1.96	354	1.80	274	1.69
Total interest earning assets	23,973	3.92	23,828	3.80	23,684	3.90	23,693	3.59
Allowance for loan losses	(159)		(159)		(159)		(159)
Unrealized gain (loss) on debt securities	(166)		(119)		(122)		(43)
Cash and due from banks	365		357		357		364
Land, buildings and equipment – net	343		344		343		345
Other assets	452		445		419		437
Total assets	$24,808		$24,696		$24,522		$24,637
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$871.11		$877.11		$881.11		$839.12
Interest checking and money market	10,839.30		10,840.26		10,850.23		10,738.20
Certificates of deposit under $100,000	585.70		594.56		609.46		625.43
Certificates of deposit $100,000 & over	1,091	1.61	1,100	1.41	1,135	1.23	1,134	1.02
Total interest bearing deposits	13,386.41		13,411.35		13,475.32		13,336.28
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,656	1.60	1,500	1.33	1,339	1.18	1,560	1.04
Other borrowings	1	2.67	2	2.60	3	2.52	2	2.54
Total borrowings	1,657	1.60	1,502	1.33	1,342	1.19	1,562	1.04
Total interest bearing liabilities	15,043.54%		14,913.45%		14,817.40%		14,898.36%
Non-interest bearing deposits	6,667		6,678		6,749		6,825
Other liabilities	265		296		228		199
Equity	2,833		2,809		2,728		2,715
Total liabilities and equity	$24,808		$24,696		$24,522		$24,637
Net interest margin (T/E)	$216		$211		$216		$197
Net yield on interest earning assets		3.58%		3.52%		3.65%		3.37%

(A)	Includes tax equivalent calculations.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2017
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$4,818	3.32%	$4,778	3.25%	$4,828	3.21%	$4,907	3.02%
Real estate – construction and land	948	4.41	888	4.31	862	4.30	828	3.85
Real estate – business	2,720	3.90	2,710	3.85	2,701	3.74	2,646	3.63
Real estate – personal	2,045	3.72	2,017	3.72	2,004	3.72	2,012	3.74
Consumer	2,101	4.07	2,070	4.02	1,998	3.94	1,975	3.89
Revolving home equity	394	4.06	395	4.03	400	3.84	405	3.64
Consumer credit card	757	11.90	740	12.03	731	11.90	748	11.66
Overdrafts	5	—	4	—	5	—	4	—
Total loans	13,788	4.18	13,602	4.13	13,529	4.06	13,525	3.92
Loans held for sale	18	5.55	21	5.36	18	5.75	12	6.64
Investment securities:
U.S. government & federal agency obligations	918	2.60	918	1.40	911	2.52	913	2.09
Government-sponsored enterprise obligations	452	1.69	457	1.61	450	1.59	450	1.58
State & municipal obligations(A)	1,631	3.60	1,699	3.57	1,772	3.61	1,783	3.65
Mortgage-backed securities	3,950	2.38	3,719	2.36	3,708	2.35	3,760	2.38
Asset-backed securities	1,623	1.94	2,025	1.82	2,335	1.72	2,360	1.63
Other debt securities	351	2.56	322	2.51	321	2.54	327	2.56
Trading debt securities(A)	20	2.63	21	2.51	21	2.70	25	2.77
Equity securities(A)	82	3.30	51	4.02	53	3.97	56	3.99
Other securities(A)	96	6.67	102	5.39	100	10.50	99	20.30
Total investment securities	9,123	2.58	9,314	2.37	9,671	2.50	9,773	2.57
Federal funds sold and short-term securities purchased under agreements to resell	27	1.35	24	1.30	13	1.13	10.94
Long-term securities purchased under agreements to resell	700	2.36	662	2.28	666	2.22	725	2.12
Interest earning deposits with banks	270	1.18	211	1.24	139	1.04	208.77
Total interest earning assets	23,926	3.48	23,834	3.36	24,036	3.36	24,253	3.29
Allowance for loan losses	(157)		(157)		(157)		(155)
Unrealized gain on debt securities	37		73		58		15
Cash and due from banks	372		349		349		376
Land, buildings and equipment – net	347		345		344		346
Other assets	438		429		413		417
Total assets	$24,963		$24,873		$25,043		$25,252
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$822.12		$829.12		$831.12		$796.13
Interest checking and money market	10,416.17		10,387.16		10,667.15		10,604.14
Certificates of deposit under $100,000	645.40		668.40		688.39		705.37
Certificates of deposit $100,000 & over	1,119.88		1,326.83		1,510.75		1,671.67
Total interest bearing deposits	13,002.24		13,210.24		13,696.23		13,776.21
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,626.83		1,501.75		1,363.60		1,356.46
Other borrowings	42	3.59	102	3.53	106	3.47	102	3.53
Total borrowings	1,668.90		1,603.93		1,469.81		1,458.67
Total interest bearing liabilities	14,670.31%		14,813.31%		15,165.29%		15,234.26%
Non-interest bearing deposits	7,257		7,136		7,066		7,247
Other liabilities	312		252		203		234
Equity	2,724		2,672		2,609		2,537
Total liabilities and equity	$24,963		$24,873		$25,043		$25,252
Net interest margin (T/E)	$198		$190		$191		$187
Net yield on interest earning assets		3.29%		3.17%		3.18%		3.13%

(A)	Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2018	For the Quarter Ended
(In thousands, except per share data)	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Interest income	$232,832	$224,751	$225,623	$205,995
Interest expense	(20,612)	(16,997)	(14,664)	(13,103)
Net interest income	212,220	207,754	210,959	192,892
Non-interest income	133,087	123,714	124,850	119,690
Investment securities gains (losses), net	(7,129)	4,306	(3,075)	5,410
Salaries and employee benefits	(120,517)	(116,194)	(115,589)	(115,894)
Other expense	(68,108)	(68,865)	(66,271)	(66,383)
Provision for loan losses	(12,256)	(9,999)	(10,043)	(10,396)
Income before income taxes	137,297	140,716	140,831	125,319
Income taxes	(26,537)	(26,647)	(29,507)	(23,258)
Non-controlling interest	(1,108)	(1,493)	(994)	(1,077)
Net income attributable to Commerce Bancshares, Inc.	$109,652	$112,576	$110,330	$100,984
Net income per common share — basic*	$.96	$.99	$.96	$.88
Net income per common share — diluted*	$.96	$.98	$.96	$.88
Weighted average shares — basic*	110,477	110,889	110,970	110,916
Weighted average shares — diluted*	110,770	111,260	111,331	111,264

Year ended December 31, 2017	For the Quarter Ended
(In thousands, except per share data)	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Interest income	$201,572	$194,244	$193,594	$187,997
Interest expense	(11,564)	(11,653)	(10,787)	(9,724)
Net interest income	190,008	182,591	182,807	178,273
Non-interest income	119,383	116,887	115,380	109,613
Investment securities gains (losses), net	27,209	(3,037)	1,651	(772)
Salaries and employee benefits	(115,741)	(111,382)	(108,829)	(112,369)
Other expense	(93,118)	(67,835)	(68,061)	(67,008)
Provision for loan losses	(12,654)	(10,704)	(10,758)	(11,128)
Income before income taxes	115,087	106,520	112,190	96,609
Income taxes	(20,104)	(32,294)	(33,201)	(24,907)
Non-controlling interest	(628)	338	(29)	(198)
Net income attributable to Commerce Bancshares, Inc.	$94,355	$74,564	$78,960	$71,504
Net income per common share — basic*	$.82	$.65	$.68	$.62
Net income per common share — diluted*	$.82	$.64	$.68	$.62
Weighted average shares — basic*	110,900	110,909	110,862	110,658
Weighted average shares — diluted*	111,275	111,280	111,241	111,096

Year ended December 31, 2016	For the Quarter Ended
(In thousands, except per share data)	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Interest income	$181,498	$179,361	$180,065	$172,128
Interest expense	(8,296)	(8,118)	(8,236)	(8,353)
Net interest income	173,202	171,243	171,829	163,775
Non-interest income	112,817	112,112	109,113	112,514
Investment securities gains (losses), net	3,651	(1,965)	(744)	(995)
Salaries and employee benefits	(108,639)	(107,004)	(104,808)	(106,859)
Other expense	(65,960)	(67,031)	(64,824)	(64,104)
Provision for loan losses	(10,400)	(7,263)	(9,216)	(9,439)
Income before income taxes	104,671	100,092	101,350	94,892
Income taxes	(32,297)	(30,942)	(31,542)	(29,370)
Non-controlling interest	(795)	(605)	85	(148)
Net income attributable to Commerce Bancshares, Inc.	$71,579	$68,545	$69,893	$65,374
Net income per common share — basic*	$.62	$.59	$.61	$.56
Net income per common share — diluted*	$.62	$.59	$.60	$.56
Weighted average shares — basic*	110,507	110,468	110,416	110,629
Weighted average shares — diluted*	110,866	110,749	110,704	110,880
* Restated for the 5% stock dividend distributed in 2018.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth on pages 46 through 47 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Commerce Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Kansas City, Missouri
February 21, 2019

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2018	2017
	(In thousands)
ASSETS
Loans	$14,140,298	$13,983,674
Allowance for loan losses	(159,932)	(159,532)
Net loans	13,980,366	13,824,142
Loans held for sale (including $13,529,000 and $15,327,000 of residential mortgage loans carried at fair value at December 31, 2018 and 2017, respectively)	20,694	21,398
Investment securities:
Available for sale debt ($463,325,000 and $662,515,000 pledged at December 31, 2018 and 2017, respectively, to secure swap and repurchase agreements)	8,538,041	8,725,442
Trading debt	27,059	18,269
Equity	4,409	50,591
Other	129,157	99,005
Total investment securities	8,698,666	8,893,307
Federal funds sold and short-term securities purchased under agreements to resell	3,320	42,775
Long-term securities purchased under agreements to resell	700,000	700,000
Interest earning deposits with banks	689,876	30,631
Cash and due from banks	507,892	438,439
Land, buildings and equipment – net	333,119	335,110
Goodwill	138,921	138,921
Other intangible assets – net	8,794	7,618
Other assets	382,194	401,074
Total assets	$25,463,842	$24,833,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,980,298	$7,158,962
Savings, interest checking and money market	11,685,239	11,499,620
Certificates of deposit of less than $100,000	586,091	634,646
Certificates of deposit of $100,000 and over	1,072,031	1,132,218
Total deposits	20,323,659	20,425,446
Federal funds purchased and securities sold under agreements to repurchase	1,956,389	1,507,138
Other borrowings	8,702	1,758
Other liabilities	237,943	180,889
Total liabilities	22,526,693	22,115,231
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized 2,000,000 shares; issued 6,000 shares at December 31, 2018 and 2017	144,784	144,784
Common stock, $5 par value Authorized 120,000,000 shares; issued 111,886,450 shares at December 31, 2018 and 107,081,397 shares at December 31, 2017	559,432	535,407
Capital surplus	2,084,824	1,815,360
Retained earnings	241,163	221,374
Treasury stock of 555,100 shares at December 31, 2018 and 276,968 shares at December 31, 2017, at cost	(34,236)	(14,473)
Accumulated other comprehensive income (loss)	(64,669)	14,108
Total Commerce Bancshares, Inc. stockholders’ equity	2,931,298	2,716,560
Non-controlling interest	5,851	1,624
Total equity	2,937,149	2,718,184
Total liabilities and equity	$25,463,842	$24,833,415
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2018	2017	2016
INTEREST INCOME
Interest and fees on loans	$625,083	$543,825	$489,956
Interest on loans held for sale	1,298	1,000	1,317
Interest on investment securities	240,187	214,689	207,184
Interest on federal funds sold and short-term securities purchased under agreements to resell	519	230	78
Interest on long-term securities purchased under agreements to resell	15,881	15,440	13,544
Interest on deposits with banks	6,233	2,223	973
Total interest income	889,201	777,407	713,052
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	27,803	17,309	14,366
Certificates of deposit of less than $100,000	3,215	2,645	2,809
Certificates of deposit of $100,000 and over	14,658	10,859	8,545
Interest on federal funds purchased and securities sold under agreements to repurchase	19,655	9,829	3,315
Interest on other borrowings	45	3,086	3,968
Total interest expense	65,376	43,728	33,003
Net interest income	823,825	733,679	680,049
Provision for loan losses	42,694	45,244	36,318
Net interest income after provision for loan losses	781,131	688,435	643,731
NON-INTEREST INCOME
Bank card transaction fees	171,576	155,100	154,043
Trust fees	147,964	135,159	121,795
Deposit account charges and other fees	94,517	90,060	86,394
Capital market fees	7,721	7,996	10,655
Consumer brokerage services	15,807	14,630	13,784
Loan fees and sales	12,723	13,948	11,412
Other	51,033	44,370	48,473
Total non-interest income	501,341	461,263	446,556
INVESTMENT SECURITIES GAINS (LOSSES), NET	(488)	25,051	(53)
NON-INTEREST EXPENSE
Salaries and employee benefits	468,194	448,321	427,310
Net occupancy	46,044	45,612	46,290
Equipment	18,125	18,568	19,141
Supplies and communication	20,637	22,790	24,135
Data processing and software	85,978	80,998	79,589
Marketing	20,548	16,325	16,032
Deposit insurance	11,546	13,986	13,327
Community service	2,445	34,377	3,906
Other	64,304	63,366	59,499
Total non-interest expense	737,821	744,343	689,229
Income before income taxes	544,163	430,406	401,005
Less income taxes	105,949	110,506	124,151
Net income	438,214	319,900	276,854
Less non-controlling interest expense	4,672	517	1,463
Net income attributable to Commerce Bancshares, Inc.	433,542	319,383	275,391
Less preferred stock dividends	9,000	9,000	9,000
Net income available to common shareholders	$424,542	$310,383	$266,391
Net income per common share - basic	$3.79	$2.77	$2.38
Net income per common share - diluted	$3.78	$2.76	$2.37
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31
(In thousands)	2018	2017	2016
Net income	$438,214	$319,900	$276,854
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(277)	412	(341)
Net unrealized gains (losses) on other securities	(55,631)	3,022	(22,422)
Change in pension loss	664	(301)	1,268
Unrealized gains on cash flow hedge derivatives	6,855	—	—
Other comprehensive income (loss)	(48,389)	3,133	(21,495)
Comprehensive income	389,825	323,033	255,359
Less non-controlling interest expense	4,672	517	1,463
Comprehensive income attributable to Commerce Bancshares, Inc.	$385,153	$322,516	$253,896
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$438,214	$319,900	$276,854
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	42,694	45,244	36,318
Provision for depreciation and amortization	38,679	39,732	40,929
Amortization of investment security premiums, net	26,224	35,423	31,493
Deferred income tax (benefit) expense	5,336	13,617	(2,059)
Investment securities (gains) losses, net (A)	488	(25,051)	53
Net gains on sales of loans held for sale	(6,370)	(8,008)	(5,850)
Proceeds from sales of loans held for sale	208,431	215,373	160,875
Originations of loans held for sale	(203,775)	(216,064)	(163,469)
Net (increase) decrease in trading securities, excluding unsettled transactions	(14,277)	7,585	73,780
Stock-based compensation	12,841	12,105	11,525
Increase in interest receivable	(4,258)	(4,459)	(3,642)
Increase in interest payable	2,137	38	1,107
Increase (decrease) in income taxes payable	12,288	(27,685)	4,509
Donation of securities	—	32,036	—
Other changes, net	(5,992)	(13,259)	(7,460)
Net cash provided by operating activities	552,660	426,527	454,963
INVESTING ACTIVITIES
Proceeds from sales of investment securities (A)	708,864	792,380	24,380
Proceeds from maturities/pay downs of investment securities (A)	1,510,985	1,899,640	2,032,397
Purchases of investment securities (A)	(2,090,333)	(1,853,817)	(1,988,101)
Net increase in loans	(200,673)	(614,849)	(1,009,523)
Long-term securities purchased under agreements to resell	(100,000)	(75,000)	(250,000)
Repayments of long-term securities purchased under agreements to resell	100,000	100,000	400,000
Purchases of land, buildings and equipment	(33,294)	(30,824)	(24,478)
Sales of land, buildings and equipment	13,427	3,190	10,112
Net cash provided by (used in) investing activities	(91,024)	220,720	(805,213)
FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	60,278	(15,036)	782,846
Net increase (decrease) in certificates of deposit	(108,742)	(474,044)	243,199
Net increase (decrease) in federal funds purchased and short-term securities sold under agreements to repurchase	449,251	(216,767)	(239,647)
Net increase (decrease) in other borrowings	6,944	(100,291)	(1,769)
Purchases of treasury stock	(75,231)	(17,771)	(39,381)
Issuance of stock under equity compensation plans	(10)	(8)	(6)
Cash dividends paid on common stock	(100,238)	(91,619)	(87,070)
Cash dividends paid on preferred stock	(9,000)	(9,000)	(9,000)
Net cash provided by (used in) financing activities	223,252	(924,536)	649,172
Increase (decrease) in cash, cash equivalents and restricted cash	684,888	(277,289)	298,922
Cash, cash equivalents and restricted cash at beginning of year	524,352	801,641	502,719
Cash, cash equivalents and restricted cash at end of year	$1,209,240	$524,352	$801,641
Income tax payments, net	$84,172	$120,744	$119,596
Interest paid on deposits and borrowings	63,239	43,690	31,896
Loans transferred to foreclosed real estate	1,551	2,063	1,122
Loans transferred from held for investment to held for sale, net	—	—	42,688
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance, December 31, 2015	$144,784	$489,862	$1,337,677	$383,313	$(26,116)	$32,470	$5,428	$2,367,418
Net income				275,391			1,463	276,854
Other comprehensive loss						(21,495)		(21,495)
Distributions to non-controlling interest							(1,542)	(1,542)
Purchases of treasury stock					(39,381)			(39,381)
Cash dividends paid on common stock ($.777 per share)				(87,070)				(87,070)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Excess tax benefit related to equity compensation plans			3,390					3,390
Stock-based compensation			11,525					11,525
Issuance under stock purchase and equity compensation plans			(15,810)		16,721			911
5% stock dividend, net		20,153	215,672	(269,785)	33,482			(478)
Balance, December 31, 2016	144,784	510,015	1,552,454	292,849	(15,294)	10,975	5,349	2,501,132
Adoption of ASU 2016-09			3,441	(2,144)				1,297
Net income				319,383			517	319,900
Other comprehensive income						3,133		3,133
Distributions to non-controlling interest							(1,293)	(1,293)
Sale of non-controlling interest of subsidiary			2,950				(2,949)	1
Purchases of treasury stock					(17,771)			(17,771)
Cash dividends paid on common stock ($.816 per share)				(91,619)				(91,619)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Stock-based compensation			12,105					12,105
Issuance under stock purchase and equity compensation plans			(17,734)		18,592			858
5% stock dividend, net		25,392	262,144	(288,095)				(559)
Balance, December 31, 2017	144,784	535,407	1,815,360	221,374	(14,473)	14,108	1,624	2,718,184
Adoption of ASU 2018-02				(2,932)		2,932		—
Adoption of ASU 2016-01				33,320		(33,320)		—
Net income				433,542			4,672	438,214
Other comprehensive loss						(48,389)		(48,389)
Distributions to non-controlling interest							(445)	(445)
Purchases of treasury stock					(75,231)			(75,231)
Cash dividends paid on common stock ($.895 per share)				(100,238)				(100,238)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Stock-based compensation			12,841					12,841
Issuance under stock purchase and equity compensation plans			(21,632)		23,424			1,792
5% stock dividend, net		24,025	278,255	(334,903)	32,044			(579)
Balance, December 31, 2018	$144,784	$559,432	$2,084,824	$241,163	$(34,236)	$(64,669)	$5,851	$2,937,149
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations
Commerce Bancshares, Inc. and its subsidiaries (the Company) conducts its principal activities from approximately 320 branch and ATM locations throughout Missouri, Illinois, Kansas, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, credit related insurance and private equity investment activities. The Company also maintains commercial banking offices in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, and Grand Rapids.

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

Cash, Cash Equivalents and Restricted Cash
In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Federal funds sold and short-term securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets. Restricted cash is comprised of cash collateral on deposit with another financial institution to secure interest rate swap transactions. Restricted cash is included in other assets in the consolidated balance sheets and totaled $8.2 million and $12.5 million at December 31, 2018 and 2017, respectively.

Regulations of the Federal Reserve System require cash balances to be maintained at the Federal Reserve Bank, based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2018 totaled $228.3 million. Other interest earning cash balances held at the Federal Reserve Bank totaled $689.9 million.

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

Troubled Debt Restructurings
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

Operating, Direct Financing and Sales Type Leases
The net investment in direct financing and sales type leases is included in loans on the Company’s consolidated balance sheets and consists of the present values of the sum of the future minimum lease payments and estimated residual value of the leased asset. Revenue consists of interest earned on the net investment and is recognized over the lease term as a constant percentage return thereon. The net investment in operating leases is included in other assets on the Company’s consolidated balance sheets. It is carried at cost, less the amount depreciated to date. Depreciation is recognized on a straight-line basis over the lease term to the estimated residual value. Operating lease revenue consists of the contractual lease payments and is recognized over the lease term in other non-interest income. Estimated residual values are established at lease inception utilizing contract terms, past customer experience, and general market data and are reviewed and adjusted, if necessary, on an annual basis.

Investments in Debt and Equity Securities
The majority of the Company's investment portfolio is comprised of debt securities which are classified as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value. Changes in fair value, excluding certain losses associated with other-than-temporary impairment (OTTI), are reported in other comprehensive income (loss), a component of stockholders’ equity. Securities are periodically evaluated for OTTI in accordance with guidance provided in ASC 320-10-35. For securities with OTTI, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it likely that it will be required to sell the security before the anticipated recovery. If neither condition is met, but the Company does not expect to recover the amortized cost basis, the Company determines whether a credit loss has occurred, and the loss is then recognized in current earnings. The noncredit-related portion of the overall loss is reported in other comprehensive income (loss). Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in investment securities gains (losses), net, in the consolidated statements of income. Purchase premiums and discounts are amortized to interest income using a level yield method over the estimated lives of the securities. For mortgage and asset-backed securities, prepayment experience is evaluated quarterly to determine the appropriate estimate of the future rate of prepayment. When a change in a bond's estimated remaining life is necessary, a corresponding adjustment is made in the related amortization of premium or discount accretion.

Equity securities include common and preferred stock with readily determinable fair values. These are also carried at fair value. Prior to January 1, 2018, changes in fair value were recorded in other comprehensive income. The Company's adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", effective January 1, 2018, required that all subsequent changes in fair value be recorded in current earnings. The adoption also required a reclassification of the unrealized gain in fair value on equity securities (recorded in accumulated other comprehensive income at December 31, 2017) to retained earnings. The amount of this reclassification was $33.3 million, net of tax.

Certain equity securities do not have readily determinable fair values. The Company has elected under ASU 2016-01 to measure these at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. The Company has not recorded any impairment or other adjustments to the carrying amount of these investments.

Other securities include Federal Reserve Bank stock and Federal Home Loan Bank stock, which are held for debt and regulatory purposes. They are carried at cost and periodically evaluated for other-than-temporary impairment. Also included are investments in portfolio concerns held by the Company’s private equity subsidiaries, which consist of both debt and equity instruments. Private equity investments are carried at fair value in accordance with ASC 946-10-15, with changes in fair value reported in current earnings. In the absence of readily ascertainable market values, fair value is estimated using internally developed methods. Changes in fair value which are recognized in current earnings and gains and losses from sales are included in investment securities gains (losses), net in the consolidated statements of income.

Trading account securities, which are debt securities bought and held principally for the purpose of resale in the near term, are carried at fair value. Gains and losses, both realized and unrealized, are recorded in non-interest income.

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

Non-Interest Income
Non-interest income is mainly comprised of revenue from contracts with customers. For that revenue (excluding certain revenue associated with financial instruments, derivative and hedging instruments, guarantees, lease contracts, transferring and servicing of financial assets, and other specific revenue transactions), the Company applies the following five-step approach when recognizing revenue: (i) identify the contract with the customer, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the performance obligation is satisfied. The Company’s contracts with customers are generally short term in nature, with a duration of one year or less, and most contracts are cancellable by either the Company or its customer without penalty. Performance obligations for customer contracts are generally satisfied at a single point in time, typically when the transaction is complete and the customer has received the goods or service, or over time. For performance obligations satisfied over time, the Company recognizes the value of the goods or services transferred to the customer when the performance obligations have been transferred and received by the customer. Payments for satisfied performance obligations are typically due when or as the goods or services are completed, or shortly thereafter, which usually occurs within a single financial reporting period.

In situations where payment is made before the performance obligation is satisfied, the fees are deferred until the performance obligations pertaining to those goods or services are completed. In cases where payment has not been received despite satisfaction of its performance obligations, the Company accrues an estimate of the amount due in the period that the performance obligations have been satisfied. For contracts with variable components, the Company only recognizes revenue to the extent that it is probable that the cumulative amount recognized will not be subject to a significant reversal in future periods. Generally, the Company’s contracts do not include terms that require significant judgment to determine whether a variable component is included within the transaction price. The Company generally acts in a principal capacity, on its own behalf, in most of its contracts with customers. For these transactions, revenue and the related costs to provide the goods or services are presented on a gross basis in the financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting third parties in transactions with the Company’s customers. In such transactions, revenue and the related costs to provide services is presented on a net basis in the financial statements. These transactions primarily relate to fees earned from bank card and related network and rewards costs and the sales of annuities and certain limited insurance products.

Derivatives
Most of the Company's derivative contracts are accounted for as free-standing instruments. These instruments are carried at fair value, and changes in fair value are recognized in current earnings. They include interest rate swaps and caps, which are offered to customers to assist in managing their risks of adverse changes in interest rates. Each contract between the Company and a customer is offset by a contract between the Company and an institutional counterparty, thus minimizing the Company's exposure to rate changes. The Company also enters into certain contracts, known as credit risk participation agreements, to buy or sell credit protection on specific interest rate swaps. It also purchases and sells forward foreign exchange contracts, either in connection with customer transactions, or for its own trading purposes. In 2015, the Company began an origination and sales program of certain personal real estate mortgages. Derivative instruments under this program include mortgage loan commitments, forward loan sale contracts, and forward contracts to sell certain to-be-announced (TBA) securities.

The Company's interest rate risk management policy permits the use of hedge accounting for derivatives, and in 2018 the Company entered into interest rate floor contracts as protection from the potential for declining interest rates in the commercial loan portfolio. These floors were designated and qualified as cash flow hedges. In a cash flow hedge, the changes in fair value are recorded in accumulated other comprehensive income and recognized in the income statement when the hedged cash flows affect earnings. Both at hedge inception and on an ongoing basis, the Company assesses whether the interest rate floors used in the hedging relationships are highly effective in offsetting changes in the cash flows of the hedged items.

The Company has master netting arrangements with various counterparties but does not offset derivative assets and liabilities under these arrangements in its consolidated balance sheets. However, interest rate swaps that are executed under central clearing requirements are presented net of variation margin as mandated by the statutory terms of the Company's contract with its clearing counterparty.

Additional information about derivatives held by the Company and valuation methods employed is provided in Note 16, Fair Value Measurements and Note 18, Derivative Instruments.

Pension Plan
The Company’s pension plan is described in Note 9, Employee Benefit Plans. Historically, the Company has reported all components of net periodic pension cost in salaries and employee benefits in its consolidated statements of income. Upon the adoption of ASU 2017-07 "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", in 2018, only the service cost component of net periodic pension cost is reported in salaries and employee benefits in the accompanying consolidated statements of income, while the other components are reported in other non-interest expense. The funded status of the plan is recognized as an asset or liability in the consolidated balance sheets, and changes in that funded status are recognized in the year in which the changes occur through other comprehensive income. Plan assets and benefit obligations are measured as of the fiscal year end of the plan. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Company monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimations. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated.

Stock-Based Compensation
The Company’s stock-based employee compensation plan is described in Note 10, Stock-Based Compensation and Directors Stock Purchase Plan. In accordance with the requirements of ASC 718-10-30-3 and 35-2, the Company measures the cost of stock-based compensation based on the grant-date fair value of the award, recognizing the cost over the requisite service period, which is generally the vesting period. The fair value of an option award is estimated using the Black-Scholes option-pricing model while the fair value of a nonvested stock award is the common stock (CBSH) market price. The expense recognized for stock-based compensation is included in salaries and benefits in the accompanying consolidated statements of income. In periods prior to 2017, expense was reduced for estimated forfeitures over the vesting period and adjusted for actual forfeitures as they occurred. Effective January 1, 2017, the Company elected to recognize forfeitures as a reduction to expense only when they have occurred, as allowed under the provisions of ASU 2016-09. The effect of this change, which was recognized as a cumulative-effect adjustment on January 1, 2017, increased equity and increased deferred tax assets by approximately $1.3 million.

Treasury Stock
Purchases of the Company’s common stock are recorded at cost. Upon re-issuance for acquisitions, exercises of stock-based awards or other corporate purposes, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s nonvested stock awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2018.

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held for investment loan portfolio at December 31, 2018 and 2017 are as follows:

(In thousands)	2018	2017
Commercial:
Business	$5,106,427	$4,958,554
Real estate — construction and land	869,659	968,820
Real estate — business	2,875,788	2,697,452
Personal Banking:
Real estate — personal	2,127,083	2,062,787
Consumer	1,955,572	2,104,487
Revolving home equity	376,399	400,587
Consumer credit card	814,134	783,864
Overdrafts	15,236	7,123
Total loans	$14,140,298	$13,983,674

Loans to directors and executive officers of the Parent and the Bank, and to their affiliates, are summarized as follows:

(In thousands)
Balance at January 1, 2018	$47,225
Additions	127,253
Amounts collected	(128,540)
Amounts written off	—
Balance, December 31, 2018	$45,938

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. The activity in the table above includes draws and repayments on several lines of credit with business entities. There were no outstanding loans at December 31, 2018 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Oklahoma, Colorado, Iowa, Ohio, Texas, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from one to seven years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2018, unfunded loan commitments totaled $11.2 billion (which included $5.3 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2018, loans totaling $3.7 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases to commercial and industrial and tax-exempt entities of $752.2 million and $737.7 million at December 31, 2018 and 2017, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $62.6 million and $52.1 million at December 31, 2018 and 2017, respectively. The net investment in operating leases amounted to $16.1 million and $17.4 million at December 31, 2018 and 2017, respectively, and is included in other assets on the Company’s consolidated balance sheets.

Allowance for loan losses

A summary of the activity in the allowance for losses during the previous three years follows:

(In thousands)	Commercial	Personal Banking	Total
Balance at December 31, 2015	$82,086	$69,446	$151,532
Provision for loan losses	4,898	31,420	36,318
Deductions:
Loans charged off	3,258	47,720	50,978
Less recoveries	7,635	11,425	19,060
Net loans charged off (recoveries)	(4,377)	36,295	31,918
Balance at December 31, 2016	91,361	64,571	155,932
Provision for loan losses	2,327	42,917	45,244
Deductions:
Loans charged off	2,538	52,641	55,179
Less recoveries	2,554	10,981	13,535
Net loans charged off (recoveries)	(16)	41,660	41,644
Balance at December 31, 2017	93,704	65,828	159,532
Provision for loan losses	254	42,440	42,694
Deductions:
Loans charged off	3,164	52,657	55,821
Less recoveries	2,075	11,452	13,527
Net loans charged off (recoveries)	1,089	41,205	42,294
Balance at December 31, 2018	$92,869	$67,063	$159,932

The following table shows the balance in the allowance for loan losses and the related loan balance at December 31, 2018 and 2017, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
December 31, 2018
Commercial	$1,780	$61,496	$91,089	$8,790,378
Personal Banking	916	17,120	66,147	5,271,304
Total	$2,696	$78,616	$157,236	$14,061,682
December 31, 2017
Commercial	$3,067	$92,613	$90,637	$8,532,213
Personal Banking	1,176	22,182	64,652	5,336,666
Total	$4,243	$114,795	$155,289	$13,868,879

Impaired loans
The table below shows the Company’s investment in impaired loans at December 31, 2018 and 2017. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under current accounting guidance. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 78.

(In thousands)	2018	2017
Non-accrual loans	$12,536	$11,983
Restructured loans (accruing)	66,080	102,812
Total impaired loans	$78,616	$114,795

The following table provides additional information about impaired loans held by the Company at December 31, 2018 and 2017, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018
With no related allowance recorded:
Business	$8,725	$14,477	$—
	$8,725	$14,477	$—
With an allowance recorded:
Business	$40,286	$40,582	$1,223
Real estate – construction and land	416	421	11
Real estate – business	12,069	12,699	546
Real estate – personal	4,461	6,236	266
Consumer	5,510	5,510	38
Revolving home equity	40	40	1
Consumer credit card	7,109	7,109	611
	$69,891	$72,597	$2,696
Total	$78,616	$87,074	$2,696
December 31, 2017
With no related allowance recorded:
Business	$5,356	$9,000	$—
Real estate – business	1,299	1,303	—
Consumer	779	817	—
	$7,434	$11,120	$—
With an allowance recorded:
Business	$72,589	$73,168	$2,455
Real estate – construction and land	837	841	27
Real estate – business	12,532	13,071	585
Real estate – personal	9,126	11,914	532
Consumer	5,388	5,426	67
Revolving home equity	204	204	11
Consumer credit card	6,685	6,685	566
	$107,361	$111,309	$4,243
Total	$114,795	$122,429	$4,243

Total average impaired loans during 2018 and 2017 are shown in the table below.

	2018			2017
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Average impaired loans:
Non-accrual loans	$7,619	$2,122	$9,741	$9,658	$3,989	$13,647
Restructured loans (accruing)	73,261	16,526	89,787	49,070	17,539	66,609
Total	$80,880	$18,648	$99,528	$58,728	$21,528	$80,256

The table below shows interest income recognized during the years ended December 31, 2018, 2017 and 2016 for impaired loans held at the end of each respective period. This interest relates to accruing restructured loans, as discussed previously.

	Years Ended December 31
(In thousands)	2018	2017	2016
Interest income recognized on impaired loans:
Business	$2,219	$3,135	$1,064
Real estate – construction and land	25	41	2
Real estate – business	558	514	171
Real estate – personal	139	402	152
Consumer	305	307	339
Revolving home equity	3	10	31
Consumer credit card	746	673	722
Total	$3,995	$5,082	$2,481

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2018 and 2017.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2018
Commercial:
Business	$5,086,912	$10,057	$473	$8,985	$5,106,427
Real estate – construction and land	867,692	1,963	—	4	869,659
Real estate – business	2,867,347	6,704	22	1,715	2,875,788
Personal Banking:
Real estate – personal	2,118,045	6,041	1,165	1,832	2,127,083
Consumer	1,916,320	35,608	3,644	—	1,955,572
Revolving home equity	374,830	875	694	—	376,399
Consumer credit card	792,334	11,140	10,660	—	814,134
Overdrafts	14,937	299	—	—	15,236
Total	$14,038,417	$72,687	$16,658	$12,536	$14,140,298
December 31, 2017
Commercial:
Business	$4,949,148	$3,085	$374	$5,947	$4,958,554
Real estate – construction and land	967,321	1,473	21	5	968,820
Real estate – business	2,694,234	482	—	2,736	2,697,452
Personal Banking:
Real estate – personal	2,050,787	6,218	3,321	2,461	2,062,787
Consumer	2,067,025	32,674	3,954	834	2,104,487
Revolving home equity	397,349	1,962	1,276	—	400,587
Consumer credit card	764,568	10,115	9,181	—	783,864
Overdrafts	6,840	283	—	—	7,123
Total	$13,897,272	$56,292	$18,127	$11,983	$13,983,674

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

	Commercial Loans
(In thousands)	Business	Real Estate -Construction	Real Estate - Business	Total
December 31, 2018
Pass	$4,915,042	$866,527	$2,777,374	$8,558,943
Special mention	84,391	1,917	51,845	138,153
Substandard	98,009	1,211	44,854	144,074
Non-accrual	8,985	4	1,715	10,704
Total	$5,106,427	$869,659	$2,875,788	$8,851,874
December 31, 2017
Pass	$4,740,013	$955,499	$2,593,005	$8,288,517
Special mention	59,177	10,614	50,577	120,368
Substandard	153,417	2,702	51,134	207,253
Non-accrual	5,947	5	2,736	8,688
Total	$4,958,554	$968,820	$2,697,452	$8,624,826

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Delinquent and non-accrual loans". In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $201.7 million at December 31, 2018 and $219.2 million at December 31, 2017. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $170.3 million at December 31, 2018 and $145.0 million at December 31, 2017. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 8% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at December 31, 2018 and 2017 by FICO score.

	Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
December 31, 2018
FICO score:
Under 600	1.1%	3.1%	0.8%	4.4%
600 – 659	1.8	4.8	1.7	14.0
660 – 719	9.4	16.1	9.1	34.8
720 – 779	24.7	25.7	24.0	26.4
780 and over	63.0	50.3	64.4	20.4
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2017
FICO score:
Under 600	1.3%	3.3%	1.1%	4.7%
600 – 659	2.1	5.5	1.7	14.4
660 – 719	10.5	17.3	9.5	34.4
720 – 779	25.6	26.8	21.4	26.0
780 and over	60.5	47.1	66.3	20.5
Total	100.0%	100.0%	100.0%	100.0%

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

	December 31
(In thousands)	2018	2017
Accruing loans:
Commercial	$50,904	$88,588
Assistance programs	7,410	6,941
Consumer bankruptcy	4,103	3,916
Other consumer	3,663	3,367
Non-accrual loans	9,759	7,796
Total troubled debt restructurings	$75,839	$110,608

The table below shows the balance of troubled debt restructurings by loan classification at December 31, 2018, in addition to the period end balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	December 31, 2018	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$48,777	$25
Real estate – construction and land	412	—
Real estate – business	10,355	—
Personal Banking:
Real estate – personal	3,636	158
Consumer	5,510	50
Revolving home equity	40	—
Consumer credit card	7,109	670
Total troubled debt restructurings	$75,839	$903

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. However, the effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $1.0 million on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings. Those performing loans classified as troubled debt restructurings are accruing loans which management expects to collect under contractual terms. Performing commercial loans having no concessions granted other than being renewed at non-market interest rates are judged to have similar risk characteristics as non-troubled debt commercial loans and are collectively evaluated based on internal risk rating, loan type, delinquency, historical experience and current economic factors. Performing personal banking loans classified as troubled debt restructurings resulted from the borrower not reaffirming the debt during bankruptcy and have had no other concession granted, other than the Bank's future limitations on collecting payment deficiencies or in pursuing foreclosure actions. As such, they have similar risk characteristics as non-troubled debt personal banking loans and are evaluated collectively based on loan type, delinquency, historical experience and current economic factors.

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

The Company had commitments of $1.8 million at December 31, 2018 to lend additional funds to borrowers with restructured loans, compared to $7.6 million at December 31, 2017.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loan originations as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 18. The loans are primarily sold to FNMA, FHLMC, and GNMA. At December 31, 2018, the fair value of these loans was $13.5 million, and the unpaid principal balance was $13.0 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at December 31, 2018 totaled $7.2 million.

At December 31, 2018, none of the loans held for sale were past due or on non-accrual status.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $1.4 million and $681 thousand at December 31, 2018 and 2017, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.0 million and $2.7 million at December 31, 2018 and 2017, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities as shown in this report reflect revised categories as required by the Company's adoption of ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities", on January 1, 2018. That new guidance refined the definition of equity securities and required their segregation from available for sale debt securities. For comparability purposes, prior period disclosures in this report have been revised to show the new categorization. Investment securities, at fair value, consisted of the following at December 31, 2018 and 2017:

(In thousands)	2018	2017
Available for sale debt securities	$8,538,041	$8,725,442
Trading debt securities	27,059	18,269
Equity securities:
Readily determinable fair value	2,585	48,838
No readily determinable fair value	1,824	1,753
Other:
Federal Reserve Bank stock	33,498	33,253
Federal Home Loan Bank stock	10,000	10,000
Private equity investments	85,659	55,752
Total investment securities	$8,698,666	$8,893,307
While changes in the fair value of available for sale debt securities continue to be recorded in the equity category of accumulated other comprehensive income, the new guidance requires changes in the fair value of equity securities to be recorded in current earnings. Also, the unrealized gain of $33.3 million (net of tax) on fair value on equity securities, which was previously recorded in accumulated other comprehensive income at December 31, 2017, was reclassified to retained earnings on January 1, 2018.

Equity securities include common and preferred stock with readily determinable fair values that totaled $2.5 million at cost and $2.6 million at fair value at December 31, 2018. The decline in these balances from prior periods was due to a third party merger transaction in June 2018, in which the majority of these securities were redeemed for cash of $39.9 million. During the year ended 2018, unrealized net losses of $332 thousand were recognized in current earnings on equity securities still held at December 31, 2018.
Equity securities also include securities with a carrying value of $1.8 million that do not have readily determinable fair values. The Company has elected, under the ASU, to measure these at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. The Company did not record any impairment or other adjustments to the carrying amount of these investments during the period.
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
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of December 31, 2018 is shown in the following table. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2018. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by residential and commercial mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime-originated mortgage-backed or collateralized debt obligation instruments, and does not hold any trust preferred securities.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
Within 1 year	$23,577	$23,518	(.04	)*%
After 1 but within 5 years	434,973	435,690	1.90	*
After 5 but within 10 years	386,708	381,419	1.61	*
After 10 years	69,228	67,025.64		*
Total U.S. government and federal agency obligations	914,486	907,652	1.63	*
Government-sponsored enterprise obligations:
Within 1 year	24,991	24,743	1.53
After 1 but within 5 years	96,601	95,619	2.03
After 5 but within 10 years	34,985	34,460	2.71
After 10 years	42,893	40,956	3.10
Total government-sponsored enterprise obligations	199,470	195,778	2.32
State and municipal obligations:
Within 1 year	98,429	98,675	2.45
After 1 but within 5 years	656,762	659,525	2.37
After 5 but within 10 years	493,994	496,997	2.58
After 10 years	73,600	72,842	3.22
Total state and municipal obligations	1,322,785	1,328,039	2.50
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,253,433	3,214,985	2.85
Non-agency mortgage-backed securities	1,053,854	1,047,716	2.85
Asset-backed securities	1,518,976	1,511,614	2.62
Total mortgage and asset-backed securities	5,826,263	5,774,315	2.79
Other debt securities:
Within 1 year	16,500	16,418
After 1 but within 5 years	249,870	245,319
After 5 but within 10 years	73,225	70,520
Total other debt securities	339,595	332,257
Total available for sale debt securities	$8,602,599	$8,538,041
* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $434.4 million, at fair value, at December 31, 2018. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are $14.2 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates.

For debt securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government and federal agency obligations	$914,486	$4,545	$(11,379)	$907,652
Government-sponsored enterprise obligations	199,470	55	(3,747)	195,778
State and municipal obligations	1,322,785	10,284	(5,030)	1,328,039
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,253,433	9,820	(48,268)	3,214,985
Non-agency mortgage-backed securities	1,053,854	6,641	(12,779)	1,047,716
Asset-backed securities	1,518,976	3,849	(11,211)	1,511,614
Total mortgage and asset-backed securities	5,826,263	20,310	(72,258)	5,774,315
Other debt securities	339,595	72	(7,410)	332,257
Total	$8,602,599	$35,266	$(99,824)	$8,538,041
December 31, 2017
U.S. government and federal agency obligations	$917,494	$4,096	$(4,443)	$917,147
Government-sponsored enterprise obligations	408,266	26	(1,929)	406,363
State and municipal obligations	1,592,707	21,413	(2,754)	1,611,366
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,046,701	17,956	(23,744)	3,040,913
Non-agency mortgage-backed securities	903,920	6,710	(4,837)	905,793
Asset-backed securities	1,495,380	2,657	(5,237)	1,492,800
Total mortgage and asset-backed securities	5,446,001	27,323	(33,818)	5,439,506
Other debt securities	350,988	1,250	(1,178)	351,060
Total	$8,715,456	$54,108	$(44,122)	$8,725,442

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At December 31, 2018, the fair value of securities on this watch list was $57.7 million compared to $68.0 million at December 31, 2017.

As of December 31, 2018, the Company had recorded OTTI of $14.1 million on certain non-agency mortgage-backed securities with a current par value of $23.4 million. These securities, which are part of the watch list mentioned above, had an aggregate fair value of $18.4 million at December 31, 2018. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at December 31, 2018 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	8%	-	52%
Credit support	0%	-	20%
Loss severity	13%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

(In thousands)	2018	2017	2016
Cumulative OTTI credit losses at January 1	$14,199	$14,080	$14,129
Credit losses on debt securities for which impairment was not previously recognized	58	111	—
Credit losses on debt securities for which impairment was previously recognized	10	274	270
Increase in expected cash flows that are recognized over remaining life of security	(175)	(266)	(319)
Cumulative OTTI credit losses at December 31	$14,092	$14,199	$14,080

Debt securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. government and federal agency obligations	$317,699	$6,515	$116,728	$4,864	$434,427	$11,379
Government-sponsored enterprise obligations	—	—	188,846	3,747	188,846	3,747
State and municipal obligations	157,838	704	257,051	4,326	414,889	5,030
Mortgage and asset-backed securities:
Agency mortgage-backed securities	330,933	1,502	1,927,268	46,766	2,258,201	48,268
Non-agency mortgage-backed securities	207,506	1,085	657,685	11,694	865,191	12,779
Asset-backed securities	147,997	728	813,427	10,483	961,424	11,211
Total mortgage and asset-backed securities	686,436	3,315	3,398,380	68,943	4,084,816	72,258
Other debt securities	51,836	564	260,682	6,846	312,518	7,410
Total	$1,213,809	$11,098	$4,221,687	$88,726	$5,435,496	$99,824
December 31, 2017
U.S. government and federal agency obligations	$618,617	$4,443	$—	$—	$618,617	$4,443
Government-sponsored enterprise obligations	286,393	1,712	49,766	217	336,159	1,929
State and municipal obligations	282,843	1,752	49,339	1,002	332,182	2,754
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,320,689	9,433	619,300	14,311	1,939,989	23,744
Non-agency mortgage-backed securities	577,017	2,966	153,813	1,871	730,830	4,837
Asset-backed securities	786,048	3,168	264,295	2,069	1,050,343	5,237
Total mortgage and asset-backed securities	2,683,754	15,567	1,037,408	18,251	3,721,162	33,818
Other debt securities	144,090	727	20,202	451	164,292	1,178
Total	$4,015,697	$24,201	$1,156,715	$19,921	$5,172,412	$44,122

The available for sale debt portfolio included $5.4 billion of securities that were in a loss position at December 31, 2018, compared to $5.2 billion at December 31, 2017. The total amount of unrealized loss on these securities was $99.8 million at December 31, 2018, an increase of $55.7 million compared to the loss at December 31, 2017. This increase in losses was mainly due to a rising rate environment.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Year Ended December 31
(In thousands)	2018	2017	2016
Proceeds from sales of securities:
Available for sale debt securities	$667,227	$779,793	$2,047
Equity securities	41,637	10,953	3,026
Other	—	1,634	19,307
Total proceeds	$708,864	$792,380	$24,380

Investment securities gains (losses), net:
Available for sale debt securities:
Losses realized on called bonds	$—	$(254)	$—
Gains realized on sales	448	592	109
Losses realized on sales	(10,101)	(10,287)	—
Other-than-temporary impairment recognized on debt securities	(68)	(385)	(270)
Equity securities:
Gains realized on donations of securities	—	31,074	—
Gains realized on sales	1,759	10,653	1,911
Losses realized on sales	(8,917)	(10)	(7)
Fair value adjustments, net	2,542	—	—
Other:
Gains realized on sales	—	381	2,442
Losses realized on sales	—	(880)	(499)
Fair value adjustments, net	13,849	(5,833)	(3,739)
Total investment securities gains (losses), net	$(488)	$25,051	$(53)

Investment securities with a fair value of $4.3 billion and $3.8 billion were pledged at December 31, 2018 and 2017, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $463.3 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4. Land, Buildings and Equipment
Land, buildings and equipment consist of the following at December 31, 2018 and 2017:

(In thousands)	2018	2017
Land	$91,603	$94,992
Buildings and improvements	545,510	540,204
Equipment	226,666	216,876
Total	863,779	852,072
Less accumulated depreciation	530,660	516,962
Net land, buildings and equipment	$333,119	$335,110
Depreciation expense of $28.6 million in 2018, $29.1 million in 2017 and $30.1 million in 2016, was included in occupancy expense and equipment expense in the consolidated statements of income. Repairs and maintenance expense of $16.9 million, $16.4 million and $16.2 million for 2018, 2017 and 2016, respectively, was included in occupancy expense and equipment expense. There has been no interest expense capitalized on construction projects in the past three years.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2018				December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(28,954)	$—	$2,316	$31,270	$(28,305)	$—	$2,965
Mortgage servicing rights	10,339	(3,861)	—	6,478	7,906	(3,244)	(9)	4,653
Total	$41,609	$(32,815)	$—	$8,794	$39,176	$(31,549)	$(9)	$7,618
The carrying amount of goodwill and its allocation among segments at December 31, 2018 and 2017 is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2018, 2017 or 2016. Further, the annual assessment of qualitative factors on January 1, 2019 revealed no likelihood of impairment as of that date.

(In thousands)	December 31, 2018	December 31, 2017
Consumer segment	$70,721	$70,721
Commercial segment	67,454	67,454
Wealth segment	746	746
Total goodwill	$138,921	$138,921
Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2018 and 2017 are shown in the following table.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2016	$138,921	$3,841	$2,868
Originations	—	—	2,234
Amortization	—	(876)	(462)
Impairment reversal	—	—	13
Balance at December 31, 2017	138,921	2,965	4,653
Originations	—	—	2,433
Amortization	—	(649)	(617)
Impairment reversal	—	—	9
Balance at December 31, 2018	$138,921	$2,316	$6,478
Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. At December 31, 2018, no temporary impairment had been recognized. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 16 on Fair Value Measurements.
Aggregate amortization expense on intangible assets for the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $1.3 million and $1.5 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2018. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2019	$1,273
2020	1,097
2021	957
2022	842
2023	732

6. Deposits
At December 31, 2018, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
Due in 2019	$1,286,425
Due in 2020	281,717
Due in 2021	54,939
Due in 2022	18,301
Due in 2023	15,933
Thereafter	807
Total	$1,658,122

The following table shows a detailed breakdown of the maturities of certificates of deposit, by size category, at December 31, 2018.

(In thousands)	Certificates of Deposit under $100,000	Certificates of Deposit over $100,000	Total
Due in 3 months or less	$116,068	$446,300	$562,368
Due in over 3 through 6 months	117,046	245,994	363,040
Due in over 6 through 12 months	176,591	184,426	361,017
Due in over 12 months	176,386	195,311	371,697
Total	$586,091	$1,072,031	$1,658,122

The aggregate amount of certificates of deposit that exceeded the $250,000 FDIC insurance limit totaled $824.0 million at December 31, 2018.

7. Borrowings
At December 31, 2018, the Company's borrowings primarily consisted of federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and securities sold short. The following table sets forth selected information for federal funds purchased and repurchase agreements.

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2018	.9%	1.3%	$1,514,144	$1,981,761	$1,956,389
2017	.8	.7	1,462,387	1,984,071	1,507,138
2016	.4	.3	1,266,093	1,723,905	1,723,905

Federal funds purchased and repurchase agreements comprised the majority of the Company's short-term borrowings (borrowings with an original maturity of less than one year) at December 31, 2018, and $1.9 billion of these borrowings were repurchase agreements, which generally have one day maturities and are mainly comprised of non-insured customer funds secured by a portion of the Company's investment portfolio. Additional information about the securities pledged for repurchase agreements is provided in Note 19 on Resale and Repurchase Agreements.

In addition to federal funds purchased and repurchase agreements, the Company's short-term borrowings at December 31, 2018 included $7.8 million of securities sold short.

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. At December 31, 2018, the Bank had no outstanding advances from the FHLB. The FHLB also issues letters of credit to secure the Bank's obligations to certain depositors of public funds, which totaled $217.4 million at December 31, 2018.

8. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2018, 2017 and 2016 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2018:
U.S. federal	$90,390	$3,220	$93,610
State and local	10,223	2,116	12,339
Total	$100,613	$5,336	$105,949
Year ended December 31, 2017:
U.S. federal	$89,154	$12,190	$101,344
State and local	7,735	1,427	9,162
Total	$96,889	$13,617	$110,506
Year ended December 31, 2016:
U.S. federal	$116,753	$(2,036)	$114,717
State and local	9,457	(23)	9,434
Total	$126,210	$(2,059)	$124,151

The components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended December 31, 2018, 2017 and 2016 were as follows:

(In thousands)	2018	2017	2016
Unrealized gain (loss) on available for sale debt securities	$(18,634)	$2,104	$(13,952)
Change in fair value on cash flow hedges	2,286	—	—
Accumulated pension (benefit) loss	222	(184)	778
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	—	(3,390)
Income tax (benefit) expense allocated to stockholders’ equity	$(16,126)	$1,920	$(16,564)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

(In thousands)	2018	2017
Deferred tax assets:
Loans, principally due to allowance for loan losses	$39,169	$40,341
Unrealized loss on available for sale debt securities	16,140	—
Equity-based compensation	7,609	8,201
Deferred compensation	5,911	5,647
Unearned fee income	4,125	3,701
Accrued expenses	2,152	5,245
Private equity investments	2,008	5,473
Other	528	4,430
Total deferred tax assets	77,642	73,038
Deferred tax liabilities:
Equipment lease financing	55,738	45,825
Unrealized gain on available for sale debt securities	—	13,603
Land, buildings and equipment	14,207	8,592
Undistributed earnings of subsidiaries	—	7,094
Intangibles	5,973	5,732
Other	5,309	6,569
Total deferred tax liabilities	81,227	87,415
Net deferred tax liabilities	$(3,585)	$(14,377)

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the Company revalued its deferred tax assets and liabilities using the highest maximum corporate tax rate of 21%. This change was reported as a reduction of deferred tax expense. The Company also adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on January 1, 2017. This adoption required all excess tax benefits and tax deficiencies arising from share-based award payments to be recognized as income tax expense or benefit in the statements of income, while in previous periods these benefits and deficiencies were recognized in equity. In 2018 and 2017, net excess tax benefits resulted from share-based award payments. The effects on federal tax expense of both of these items are shown in the reconciliation below.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate and the Company's actual income tax expense is provided below. The federal statutory tax rate was 21% in 2018 and 35% in 2017 and 2016. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(In thousands)	2018	2017	2016
Computed “expected” tax expense	$113,293	$150,461	$139,840
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(11,502)	(20,295)	(20,033)
Contribution of appreciated securities	—	(10,864)	—
State and local income taxes, net of federal tax benefit	9,748	5,955	6,132
Tax reform enactment	—	(6,753)	—
Share-based award payments	(3,928)	(6,613)	—
Other	(1,662)	(1,385)	(1,788)
Total income tax expense	$105,949	$110,506	$124,151

The gross amount of unrecognized tax benefits was $1.3 million and $1.2 million at December 31, 2018 and 2017, respectively, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $993 thousand and $785 thousand, respectively. The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2018 and 2017 was as follows:

(In thousands)	2018	2017
Unrecognized tax benefits at beginning of year	$1,208	$1,228
Gross increases – tax positions in prior period	31	5
Gross increases – current-period tax positions	322	268
Lapse of statute of limitations	(304)	(293)
Unrecognized tax benefits at end of year	$1,257	$1,208

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2015 through 2018 remain open to examination for U.S. federal income tax, and tax years 2014 through 2018 remain open to examination in major state taxing jurisdictions.

9. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2018	2017	2016
Payroll taxes	$25,712	$24,402	$23,210
Medical plans	27,030	25,143	25,497
401(k) plan	14,986	14,244	13,562
Pension plans	651	704	987
Other	2,918	2,883	3,214
Total employee benefits	$71,297	$67,376	$66,470

The Company adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, on January 1, 2018, which required that the service cost component of net periodic pension cost be reported in the same income statement line item as other compensation costs, while other components of net periodic pension cost be reported separately from the service cost component. Historically, the Company has reported all components of pension cost in salaries and employee benefits. Beginning in 2018, only the service cost component has been included in this category, and the other components have been recorded in other non-interest expense. Prior period financial statements have not been revised because the amount of the reclassification was not significant.
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

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. No contributions to the defined benefit plan were made in 2018. The Company made a discretionary contribution of $5.5 million to its defined benefit pension plan in 2017 in order to reduce pension guarantee premiums. The minimum required contribution for 2019 is expected to be zero. The Company does not expect to make any further contributions in 2019 other than the necessary funding contributions to the CERP. Contributions to the CERP were $24 thousand, $439 thousand and $21 thousand during 2018, 2017 and 2016, respectively.

The following items are components of the net pension cost for the years ended December 31, 2018, 2017 and 2016.

(In thousands)	2018	2017	2016
Service cost-benefits earned during the year	$651	$621	$500
Interest cost on projected benefit obligation	3,756	3,826	3,944
Expected return on plan assets	(5,255)	(5,785)	(5,751)
Amortization of prior service cost	(271)	(271)	(271)
Amortization of unrecognized net loss	2,267	2,313	2,565
Net periodic pension cost	$1,148	$704	$987

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2018 and 2017.

(In thousands)	2018	2017
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$120,667	$116,695
Service cost	651	621
Interest cost	3,756	3,826
Benefits paid	(6,622)	(6,780)
Actuarial (gain) loss	(6,389)	6,305
Projected benefit obligation at valuation date	112,063	120,667
Change in plan assets
Fair value of plan assets at prior valuation date	108,260	99,537
Actual return on plan assets	(2,244)	9,564
Employer contributions	24	5,939
Benefits paid	(6,622)	(6,780)
Fair value of plan assets at valuation date	99,418	108,260
Funded status and net amount recognized at valuation date	$(12,645)	$(12,407)

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $112.1 million and $120.7 million for the combined plans on December 31, 2018 and 2017, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2018 and 2017 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2018	2017
Prior service cost	$1,535	$1,806
Accumulated loss	(32,342)	(33,499)
Accumulated other comprehensive loss	(30,807)	(31,693)
Cumulative employer contributions in excess of net periodic benefit cost	18,162	19,286
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(12,645)	$(12,407)
Net loss arising during period	(1,110)	(2,527)
Amortization of net loss	2,267	2,313
Amortization of prior service cost	(271)	(271)
Total recognized in other comprehensive income	$886	$(485)
Total expense recognized in net periodic pension cost and other comprehensive income	$(262)	$(1,189)

The estimated net loss and prior service cost to be amortized from accumulated other comprehensive income into net periodic pension cost in 2019 is $2.1 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2018	2017	2016
Determination of benefit obligation at year end:
Effective discount rate for benefit obligations	4.14%	3.57%	4.05%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Effective discount rate for benefit obligations	3.57%	3.95%	4.16%
Effective rate for interest on benefit obligations	3.28%	3.28%	3.38%
Long-term rate of return on assets	5.00%	6.00%	6.00%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2018 and 2017. Information about the valuation techniques and inputs used to measure fair value are provided in Note 16 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
U.S. government obligations	$2,994	$2,994	$—	$—
Government-sponsored enterprise obligations (a)	1,200	—	1,200	—
State and municipal obligations	8,299	—	8,299	—
Agency mortgage-backed securities (b)	8,209	—	8,209	—
Non-agency mortgage-backed securities	4,398	—	4,398	—
Asset-backed securities	3,520	—	3,520	—
Corporate bonds (c)	37,207	—	37,207	—
Equity securities and mutual funds: (d)
Mutual funds	8,645	8,645	—	—
Common stocks	18,173	18,173	—	—
International developed markets funds	5,046	5,046	—	—
Emerging markets funds	1,727	1,727	—	—
Total	$99,418	$36,585	$62,833	$—
December 31, 2017
Assets:
U.S. government obligations	$3,719	$3,719	$—	$—
Government-sponsored enterprise obligations (a)	1,282	—	1,282	—
State and municipal obligations	8,527	—	8,527	—
Agency mortgage-backed securities (b)	7,896	—	7,896	—
Non-agency mortgage-backed securities	4,891	—	4,891	—
Asset-backed securities	3,833	—	3,833	—
Corporate bonds (c)	37,457	—	37,457	—
Equity securities and mutual funds: (d)
Mutual funds	6,979	6,979	—	—
Common stocks	23,744	23,744	—	—
International developed markets funds	7,870	7,870	—	—
Emerging markets funds	2,062	2,062	—	—
Total	$108,260	$44,374	$63,886	$—

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

(d)
This category represents investments in individual common stocks and equity funds. These holdings are diversified, largely across the financial services, technology services, healthcare, electronic technology, and consumer goods industries.

The investment policy of the pension plan is designed for growth in principal, within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines, which may change from time to time, regarding the types and percentages of investments held. Currently, the policy includes guidelines such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2018. Under the current policy, the long-term investment target mix for the plan is 35% equity securities and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

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

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2018 pension plan expense was 5.0%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The 10-year annualized return for the Company’s pension plan was 7.2%. During 2018, the plan’s assets lost 1.7% of their value, compared to a 9.6% rate of return in 2017. Returns for any plan year may be affected by changes in the stock market and interest rates. The Company expects to incur pension expense of $2.2 million in 2019, compared to $1.1 million in 2018.

The Company utilizes mortality tables published by the Society of Actuaries to incorporate mortality assumptions into the measurement of the pension benefit obligation. At December 31, 2018, the Company utilized an updated mortality projection scale, which decreased the pension benefit obligation on that date by approximately $300 thousand.

The following future benefit payments are expected to be paid:

(In thousands)
2019	$7,163
2020	7,353
2021	7,510
2022	7,473
2023	7,509
2024 - 2028	36,468

10. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the past three years, stock-based compensation has been issued in the form of nonvested stock awards and stock appreciation rights. At December 31, 2018, 2,515,678 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $12.8 million, $12.1 million and $11.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.2 million, $4.5 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Nonvested Restricted Stock Awards
Nonvested stock is awarded to key employees by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 4 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant of restricted stock awards. A summary of the status of the Company’s nonvested share awards as of December 31, 2018 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	1,317,092	$36.82
Granted	268,658	57.28
Vested	(376,489)	30.73
Forfeited	(28,321)	44.12
Canceled	—	—
Nonvested at December 31, 2018	1,180,940	$43.24

The total fair value (at vest date) of shares vested during 2018, 2017 and 2016 was $21.5 million, $23.8 million and $10.9 million, respectively.

Stock Appreciation Rights
Stock appreciation rights (SARs) are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs vest ratably over four years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. A summary of SAR activity during 2018 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,237,804	$35.36
Granted	177,001	55.63
Forfeited	(17,529)	45.82
Expired	(607)	43.14
Exercised	(330,231)	29.96
Outstanding at December 31, 2018	1,066,438	$40.22	6.7	years	$17,218
Exercisable at December 31, 2018	561,527	$34.57	5.6	years	$12,239

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

	2018	2017	2016
Weighted per share average fair value at grant date	$11.84	$11.37	$6.47
Assumptions:
Dividend yield	1.6%	1.6%	2.2%
Volatility	20.6%	21.1%	21.2%
Risk-free interest rate	2.7%	2.4%	1.8%
Expected term	6.6 years	7.0 years	7.2 years

Additional information about stock options and SARs exercised is presented below.

(In thousands)	2018	2017	2016
Intrinsic value of options and SARs exercised	$9,632	$9,310	$8,854
Tax benefit realized from options and SARs exercised	$1,928	$2,698	$1,781
As of December 31, 2018, there was $27.3 million of unrecognized compensation cost related to unvested SARs and stock awards. This cost is expected to be recognized over a weighted average period of approximately 3.2 years.

Directors Stock Purchase Plan
The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 53,160 at December 31, 2018. In 2018, 31,235 shares were purchased at an average price of $57.69, and in 2017, 16,666 shares were purchased at an average price of $51.95.
* All share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2018.

11. Accumulated Other Comprehensive Income (Loss)
The table below shows the activity and accumulated balances for components of other comprehensive income (loss). The largest component is the unrealized holding gains and losses on available for sale debt securities. Unrealized gains and losses on debt securities for which an other-than-temporary impairment (OTTI) has been recorded in current earnings are shown separately below. Another component is amortization from other comprehensive income of losses associated with pension benefits, which occurs as the amortization is included in current net periodic benefit cost. The remaining component is gains and losses in fair value on certain interest rate floors that have been designated as cash flow hedging instruments.

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2018	$3,411	$30,326	$(19,629)	$—	$14,108
ASU 2018-02 Reclassification of tax rate change	715	6,359	(4,142)	—	2,932
ASU 2016-01 Reclassification of unrealized gain on equity securities	—	(33,320)	—	—	(33,320)
Other comprehensive income (loss) before reclassifications	(438)	(73,725)	(1,110)	8,381	(66,892)
Amounts reclassified from accumulated other comprehensive income	68	(447)	1,996	760	2,377
Current period other comprehensive income (loss), before tax	(370)	(74,172)	886	9,141	(64,515)
Income tax (expense) benefit	93	18,541	(222)	(2,286)	16,126
Current period other comprehensive income (loss), net of tax	(277)	(55,631)	664	6,855	(48,389)
Transfer of unrealized gain on securities for which impairment was not previously recognized	12	(12)	—	—	—
Balance December 31, 2018	$3,861	$(52,278)	$(23,107)	$6,855	$(64,669)
Balance January 1, 2017	$2,975	$27,328	$(19,328)	$—	$10,975
Other comprehensive income (loss) before reclassifications	279	36,307	(2,527)	—	34,059
Amounts reclassified from accumulated other comprehensive income	385	(31,433)	2,042	—	(29,006)
Current period other comprehensive income (loss), before tax	664	4,874	(485)	—	5,053
Income tax (expense) benefit	(252)	(1,852)	184	—	(1,920)
Current period other comprehensive income (loss), net of tax	412	3,022	(301)	—	3,133
Transfer of unrealized gain on securities for which impairment was not previously recognized	24	(24)	—	—	—
Balance December 31, 2017	$3,411	$30,326	$(19,629)	$—	$14,108
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

The requirement to revalue deferred tax assets and liabilities in the period of enactment stranded the effects of the tax rate change, mandated by the Tax Cuts and Jobs Act, in accumulated other comprehensive income. In response, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which the Company adopted on January 1, 2018. This ASU allowed the reclassification of the stranded tax effects from accumulated other comprehensive income (loss) (as shown in the table above) to retained earnings.
As mentioned in Note 1, new accounting guidance for investment securities, which was effective January 1, 2018, required the reclassification of unrealized gains on equity securities from accumulated other comprehensive income (loss) to retained earnings (also shown above).

12. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial, and Wealth. The Consumer segment includes the consumer portion of the retail branch network (loans, deposits and other personal banking services), indirect and other consumer financing, and consumer debit and credit card loan and fee businesses. Residential mortgage origination, sales and servicing functions are included in this consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment. The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The Commercial segment also includes the Capital Markets Group, which sells fixed income securities and provides investment safekeeping and bond accounting services. The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services. This segment also provides various loan and deposit related services to its private banking customers.
The Company’s business line reporting system derives segment information from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting procedures and methods, which have been developed to reflect the underlying economics of the businesses. These methodologies are applied in connection with funds transfer pricing and assignment of overhead costs among segments. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used for (provided by) assets and liabilities based on their maturity, prepayment and/or repricing characteristics. Income and expense that directly relate to segment operations are recorded in the segment when incurred. Expenses that indirectly support the segments are allocated based on the most appropriate method available.

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

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2018:
Net interest income	$296,228	$345,221	$46,946	$688,395	$135,430	$823,825
Provision for loan losses	(41,280)	(1,134)	32	(42,382)	(312)	(42,694)
Non-interest income	126,253	202,527	173,026	501,806	(465)	501,341
Investment securities losses, net	—	—	—	—	(488)	(488)
Non-interest expense	(287,473)	(297,847)	(123,576)	(708,896)	(28,925)	(737,821)
Income before income taxes	$93,728	$248,767	$96,428	$438,923	$105,240	$544,163
Year ended December 31, 2017:
Net interest income	$279,031	$329,087	$47,264	$655,382	$78,297	$733,679
Provision for loan losses	(41,829)	205	(41)	(41,665)	(3,579)	(45,244)
Non-interest income	121,362	184,577	158,175	464,114	(2,851)	461,263
Investment securities gains, net	—	—	—	—	25,051	25,051
Non-interest expense	(275,734)	(281,845)	(120,461)	(678,040)	(66,303)	(744,343)
Income before income taxes	$82,830	$232,024	$84,937	$399,791	$30,615	$430,406
Year ended December 31, 2016:
Net interest income	$268,654	$311,704	$44,113	$624,471	$55,578	$680,049
Provision for loan losses	(36,042)	4,378	(122)	(31,786)	(4,532)	(36,318)
Non-interest income	116,185	187,350	144,661	448,196	(1,640)	446,556
Investment securities losses, net	—	—	—	—	(53)	(53)
Non-interest expense	(266,258)	(272,398)	(113,888)	(652,544)	(36,685)	(689,229)
Income before income taxes	$82,539	$231,034	$74,764	$388,337	$12,668	$401,005

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

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Average balances for 2018:
Assets	$2,541,627	$9,115,738	$1,243,806	$12,901,171	$11,765,064	$24,666,235
Loans, including held for sale	2,401,657	8,939,696	1,233,780	12,575,133	1,370,439	13,945,572
Goodwill and other intangible assets	78,062	68,300	746	147,108	—	147,108
Deposits	10,210,506	8,029,248	1,871,596	20,111,350	19,902	20,131,252
Average balances for 2017:
Assets	$2,610,045	$8,830,584	$1,218,598	$12,659,227	$12,372,381	$25,031,608
Loans, including held for sale	2,471,578	8,635,035	1,209,792	12,316,405	1,312,746	13,629,151
Goodwill and other intangible assets	76,734	68,538	746	146,018	—	146,018
Deposits	10,190,613	8,301,004	2,090,582	20,582,199	12,587	20,594,786

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

13. Common and Preferred Stock*
On December 17, 2018, the Company distributed a 5% stock dividend on its $5 par common stock for the 25th consecutive year. All per common share data in this report has been restated to reflect the stock dividend.

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

(In thousands, except per share data)	2018	2017	2016
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$433,542	$319,383	$275,391
Less preferred stock dividends	9,000	9,000	9,000
Net income available to common shareholders	424,542	310,383	266,391
Less income allocated to nonvested restricted stock	4,558	3,848	3,698
Net income allocated to common stock	$419,984	$306,535	$262,693
Weighted average common shares outstanding	110,812	110,833	110,505
Basic income per common share	$3.79	$2.77	$2.38
Diluted income per common share:
Net income available to common shareholders	$424,542	$310,383	$266,391
Less income allocated to nonvested restricted stock	4,547	3,838	3,692
Net income allocated to common stock	$419,995	$306,545	$262,699
Weighted average common shares outstanding	110,812	110,833	110,505
Net effect of the assumed exercise of stock-based awards -- based on the treasury stock method using the average market price for the respective periods	343	391	295
Weighted average diluted common shares outstanding	111,155	111,224	110,800
Diluted income per common share	$3.78	$2.76	$2.37
Unexercised stock appreciation rights of 223 thousand, 159 thousand and 88 thousand were excluded from the computation of diluted income per share for the years ended December 31, 2018, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.
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
The Company maintains a treasury stock buyback program authorized by its Board of Directors. The most recent authorization in October 2015 approved future purchases of 5,000,000 shares of the Company's common stock. At December 31, 2018, 2,249,563 shares of common stock remained available for purchase under the current authorization.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2018	2017	2016
Shares outstanding at January 1	106,615	101,461	97,226
Issuance of stock:
Awards and sales under employee and director plans	416	403	397
5% stock dividend	5,305	5,078	4,831
Other purchases of treasury stock	(1,194)	(315)	(959)
Other	(13)	(12)	(34)
Shares outstanding at December 31	111,129	106,615	101,461
* Except as noted in the above table, all share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2018.

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

	Actual		Minimum Capital Adequacy Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,022,023	15.82%	$1,528,317	8.00%	N.A.	N.A.
Commerce Bank	2,655,591	13.98	1,519,169	8.00	$1,898,962	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,861,016	14.98%	$1,146,238	6.00%	N.A.	N.A.
Commerce Bank	2,494,584	13.14	1,139,377	6.00	$1,519,169	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,716,232	14.22%	$859,678	4.50%	N.A.	N.A.
Commerce Bank	2,494,584	13.14	854,533	4.50	$1,234,325	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,861,016	11.52%	$993,564	4.00%	N.A.	N.A.
Commerce Bank	2,494,584	10.07	991,185	4.00	$1,238,981	5.00%
December 31, 2017
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,747,863	14.35%	$1,531,996	8.00%	N.A.	N.A.
Commerce Bank	2,428,789	12.76	1,522,361	8.00	$1,902,951	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,567,264	13.41%	$1,148,997	6.00%	N.A.	N.A.
Commerce Bank	2,268,131	11.92	1,141,771	6.00	$1,522,361	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,422,480	12.65%	$861,748	4.50%	N.A.	N.A.
Commerce Bank	2,268,131	11.92	856,328	4.50	$1,236,918	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,567,264	10.39%	$988,653	4.00%	N.A.	N.A.
Commerce Bank	2,268,131	9.20	986,240	4.00	$1,232,800	5.00%

The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier I common capital, 8.0% for Tier I capital, 10.0% for Total capital and 5.0% for the leverage ratio.

At December 31, 2018 and 2017, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

15. Revenue from Contracts with Customers
The Company adopted ASU 2014-09, "Revenue from Contracts with Customers," and its related amendments on January 1, 2018. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended December 31, 2018, approximately 62% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

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

The table below shows the effect of this reclassification on bank card fee income and non-interest expense for the years ended December 31, 2017 and 2016.

	For the year ended December 31, 2017			For the Year Ended December 31, 2016
(In thousands)	As Previously Reported	Adoption of ASU 2014-09	As Adjusted	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
Non-interest income:
Bank card transaction fees	$180,441	$(25,341)	$155,100	$181,879	$(27,836)	$154,043
Total non-interest income	486,604	(25,341)	461,263	474,392	(27,836)	446,556
Non-interest expense:
Data processing and software	$92,246	$(11,248)	$80,998	$92,722	$(13,133)	$79,589
Other	77,459	(14,093)	63,366	74,202	(14,703)	59,499
Total non-interest expense	769,684	(25,341)	744,343	717,065	(27,836)	689,229

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	For the Year Ended December 31
(In thousands)	2018	2017	2016
Bank card transaction fees	$171,576	$155,100	$154,043
Trust fees	147,964	135,159	121,795
Deposit account charges and other fees	94,517	90,060	86,394
Consumer brokerage services	15,807	14,630	13,784
Other non-interest income	37,440	30,128	31,326
Total non-interest income from contracts with customers	467,304	425,077	407,342
Other non-interest income (a)	34,037	36,186	39,214
Total non-interest income	$501,341	$461,263	$446,556
(a) This revenue is not within the scope of ASU 2014-09, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

The following table presents the opening and closing receivable balances for the years ended December 31, 2018 and 2017 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Bank card transaction fees	$13,035	$13,315	$14,686
Trust fees	2,721	2,802	2,681
Deposit account charges and other fees	6,107	5,597	5,735
Consumer brokerage services	559	380	309

For these revenue categories, none of the transaction price has been allocated to performance obligations that are unsatisfied as of the end of a reporting period. A description of these revenue categories follows.

Bank Card Transaction Fees
The following table presents the components of bank card fee income.

	For the Years Ended December 31
(In thousands)	2018	2017	2016
Debit card:
Fee income	$41,522	$40,134	$39,430
Expense for network charges	(1,784)	(4,498)	(5,989)
Net debit card fees	39,738	35,636	33,441

Credit card:
Fee income	26,799	25,275	24,650
Expense for network charges and rewards	(13,834)	(10,699)	(9,816)
Net credit card fees	12,965	14,576	14,834

Corporate card:
Fee income	199,651	179,642	166,576
Expense for network charges and rewards	(100,011)	(94,823)	(83,851)
Net corporate card fees	99,640	84,819	82,725

Merchant:
Fee income	30,241	31,863	37,407
Fees to cardholder banks	(7,831)	(8,228)	(9,585)
Expense for network charges	(3,177)	(3,566)	(4,779)
Net merchant fees	19,233	20,069	23,043
Total bank card transaction fees	$171,576	$155,100	$154,043

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

Trust Fees
The following table shows the components of revenue within trust fees.

	For the Years Ended December 31
(In thousands)	2018	2017	2016
Private client	$111,533	$100,358	$90,992
Institutional	29,241	27,477	24,565
Other	7,190	7,324	6,238
Total trust fees	$147,964	$135,159	$121,795
This revenue is reported in the Wealth segment.

The Company provides trust and asset management services to both private client and institutional trust customers including asset custody, investment advice, and reporting and administrative services. Other specialized services such as tax preparation, financial planning, representation and other related services are provided as needed. Trust fees are generally earned monthly and billed based on a rate multiplied by the fair value of the customer trust assets. The majority of customer trust accounts are billed monthly. However, some accounts are billed quarterly, and a small number of accounts are billed semi-annually or annually, in accordance with agreements in place with the customer. The Company accrues trust fees monthly based on an estimate of fees due and either directly charges the customer’s account the following month or invoices the customer for fees due according to the billing schedule.

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

Deposit Account Charges and Other Fees
The following table shows the components of revenue within deposit account charges and other fees.

	For the Years Ended December 31
(In thousands)	2018	2017	2016
Corporate cash management fees	$38,468	$36,044	$36,131
Overdraft and return item fees	31,468	30,576	29,350
Other service charges on deposit accounts	24,581	23,440	20,913
Total deposit account charges and other fees	$94,517	$90,060	$86,394
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

Other deposit fees include numerous smaller fees such as monthly statement fees, foreign ATM processing fees, identification restoration fees, and stop payment fees. Such fees are mostly billed to customers directly on their monthly deposit account statements, or in the case of foreign ATM processing fees, the fee is charged to the customer on the day that transactions are processed. Performance obligations for all of these various services are satisfied at the time that the service is rendered.

Consumer Brokerage Services
The following shows the components of revenue within consumer brokerage services.

	For the Years Ended December 31
(In thousands)	2018	2017	2016
Commission income	$8,956	$8,400	$8,170
Managed account services	6,851	6,230	5,614
Total consumer brokerage services	$15,807	$14,630	$13,784
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

16. Fair Value Measurements
The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities and to determine fair value disclosures. Various financial instruments such as equity securities, available for sale debt securities, trading securities, certain investments relating to private equity activities, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, mortgage servicing rights and certain other investment securities. These nonrecurring fair value adjustments typically involve lower of cost or fair value accounting, or write-downs of individual assets.

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Residential mortgage loans held for sale	$13,529	$—	$13,529	$—
Available for sale debt securities:
U.S. government and federal agency obligations	907,652	907,652	—	—
Government-sponsored enterprise obligations	195,778	—	195,778	—
State and municipal obligations	1,328,039	—	1,313,881	14,158
Agency mortgage-backed securities	3,214,985	—	3,214,985	—
Non-agency mortgage-backed securities	1,047,716	—	1,047,716	—
Asset-backed securities	1,511,614	—	1,511,614	—
Other debt securities	332,257	—	332,257	—
Trading debt securities	27,059	—	27,059	—
Equity securities	2,585	2,585	—	—
Private equity investments	85,659	—	—	85,659
Derivatives *	41,210	—	40,627	583
Assets held in trust for deferred compensation plan	12,968	12,968	—	—
Total assets	8,721,051	923,205	7,697,446	100,400
Liabilities:
Derivatives *	13,421	—	13,328	93
Liabilities held in trust for deferred compensation plan	12,968	12,968	—	—
Total liabilities	$26,389	$12,968	$13,328	$93
December 31, 2017
Assets:
Residential mortgage loans held for sale	$15,327	$—	$15,327	$—
Available for sale debt securities:
U.S. government and federal agency obligations	917,147	917,147	—	—
Government-sponsored enterprise obligations	406,363	—	406,363	—
State and municipal obligations	1,611,366	—	1,594,350	17,016
Agency mortgage-backed securities	3,040,913	—	3,040,913	—
Non-agency mortgage-backed securities	905,793	—	905,793	—
Asset-backed securities	1,492,800	—	1,492,800	—
Other debt securities	351,060	—	351,060	—
Trading debt securities	18,269	—	18,269	—
Equity securities	48,838	19,864	28,974	—
Private equity investments	55,752	—	—	55,752
Derivatives *	8,349	—	7,723	626
Assets held in trust for deferred compensation plan	12,843	12,843	—	—
Total assets	8,884,820	949,854	7,861,572	73,394
Liabilities:
Derivatives *	8,074	—	7,951	123
Liabilities held in trust for deferred compensation plan	12,843	12,843	—	—
Total liabilities	$20,917	$12,843	$7,951	$123

*	The fair value of each class of derivative is shown in Note 18.
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

Available for sale debt securities
For available for sale securities, changes in fair value, including that portion of other-than-temporary impairment unrelated to credit loss, are recorded in other comprehensive income. As mentioned in Note 3 on Investment Securities, the Company records the credit-related portion of other-than-temporary impairment in current earnings. This portfolio comprises the majority of the assets which the Company records at fair value. Most of the portfolio, which includes government-sponsored enterprise, mortgage-backed and asset-backed securities, are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2 in the fair value hierarchy. Where quoted prices are available in an active market, the measurements are classified as Level 1. Most of the Level 1 measurements apply to U.S. Treasury obligations.

The fair values of Level 1 and 2 securities in the available for sale portfolio are prices provided by a third-party pricing service. The prices provided by the third-party pricing service are based on observable market inputs, as described in the sections below. On a quarterly basis, the Company compares a sample of these prices to other independent sources for the same and similar securities. Variances are analyzed, and, if appropriate, additional research is conducted with the third-party pricing service. Based on this research, the pricing service may affirm or revise its quoted price. No significant adjustments have been made to the prices provided by the pricing service. The pricing service also provides documentation on an ongoing basis that includes reference data, inputs and methodology by asset class, which is reviewed to ensure that security placement within the fair value hierarchy is appropriate.
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

The available for sale portfolio includes certain auction rate securities. Due to the illiquidity in the auction rate securities market in recent years, the fair value of these securities cannot be based on observable market prices. The fair values of these securities are estimated using a discounted cash flows analysis which is discussed more fully in the Level 3 Inputs section of this note. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.
Equity securities with readily determinable fair values
Equity securities are priced using the market prices for each security from the major stock exchanges or other electronic quotation systems. These are generally classified as Level 1 measurements. Stocks which trade infrequently are classified as Level 2.

Trading debt securities
The securities in the Company’s trading portfolio are priced by averaging several broker quotes for similar instruments and are classified as Level 2 measurements.

Private equity investments
These securities are held by the Company’s private equity subsidiaries and are included in other investment securities in the consolidated balance sheets. Due to the absence of quoted market prices, valuation of these nonpublic investments requires significant management judgment. These fair value measurements, which are discussed in the Level 3 Inputs section of this note, are classified as Level 3.

Derivatives
The Company’s derivative instruments include interest rate swaps and floors, foreign exchange forward contracts, and certain credit risk guarantee agreements. When appropriate, the impact of credit standing as well as any potential credit enhancements, such as collateral, has been considered in the fair value measurement.

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
Valuations for interest rate floors are also derived from a proprietary model whose significant inputs are readily observable market parameters, primarily yield curves and volatility surfaces. The model uses market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below the strike rates of the floors. The model also incorporates credit valuation adjustments of both the Company's and the counterparties' non-

performance risk. The credit valuation adjustment component is not significant compared to the overall fair value of the floors.
The fair value measurements of interest rate swaps and floors are classified as Level 2 due to the observable nature of the significant inputs utilized.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
Year ended December 31, 2018:
Balance at January 1, 2018	$17,016	$55,752	$503	$73,271
Total gains or losses (realized/unrealized):
Included in earnings	—	13,849	105	13,954
Included in other comprehensive income	(274)	—	—	(274)
Investment securities called	(2,616)	—	—	(2,616)
Discount accretion	32	—	—	32
Purchases of private equity securities	—	16,395	—	16,395
Sale / pay down of private equity securities	—	(371)	—	(371)
Capitalized interest/dividends	—	34	—	34
Purchase of risk participation agreement	—	—	61	61
Sale of risk participation agreement	—	—	(179)	(179)
Balance at December 31, 2018	$14,158	$85,659	$490	$100,307
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2018	$—	$13,849	$663	$14,512
Year ended December 31, 2017:
Balance at January 1, 2017	$16,682	$50,820	$258	$67,760
Total gains or losses (realized/unrealized):
Included in earnings	—	(5,833)	266	(5,567)
Included in other comprehensive income	882	—	—	882
Investment securities called	(600)	—	—	(600)
Discount accretion	52	—	—	52
Purchases of private equity securities	—	13,352	—	13,352
Sale / pay down of private equity securities	—	(2,621)	—	(2,621)
Capitalized interest/dividends	—	34	—	34
Purchase of risk participation agreement	—	—	70	70
Sale of risk participation agreement	—	—	(91)	(91)
Balance at December 31, 2017	$17,016	$55,752	$503	$73,271
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2017	$—	$(5,658)	$615	$(5,043)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
Year ended December 31, 2018:
Total gains or losses included in earnings	$(45)	$150	$13,849	$13,954
Change in unrealized gains or losses relating to assets still held at December 31, 2018	$535	$128	$13,849	$14,512
Year ended December 31, 2017:
Total gains or losses included in earnings	$231	$35	$(5,833)	$(5,567)
Change in unrealized gains or losses relating to assets still held at December 31, 2017	$580	$35	$(5,658)	$(5,043)

Level 3 Inputs
As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $14.2 million at December 31, 2018, while private equity investments, included in other securities, totaled $85.7 million.

Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period	4	-	5 years
		Estimated market rate	4.3%	-	4.8%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0
Mortgage loan commitments	Discounted cash flow	Probability of funding	53.7%	-	98.0%	78.6%
		Embedded servicing value	.7%	-	2.3%	1.3%

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

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during 2018 and 2017, and still held as of December 31, 2018 and 2017, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2018 and 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2018
Collateral dependent impaired loans	$294	$—	$—	$294	$(269)
Mortgage servicing rights	6,478	—	—	6,478	9
Long-lived assets	914	—	—	914	(552)
Balance at December 31, 2017
Collateral dependent impaired loans	$1,236	$—	$—	$1,236	$(617)
Mortgage servicing rights	4,653	—	—	4,653	13
Foreclosed assets	—	—	—	—	(9)
Long-lived assets	3,378	—	—	3,378	(724)

Valuation methods for instruments measured at fair value on a nonrecurring basis
Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans
While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at December 31, 2018 and 2017 are shown in the table above.

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

As mentioned in Note 3, the Company prospectively adopted ASU 2016-01 on January 1, 2018. In accordance with its requirements, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurements within the valuation hierarchy are as follows at December 31, 2018 and 2017:

	Carrying Amount	Estimated Fair Value at December 31, 2018
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,106,427	$—	$—	$5,017,694	$5,017,694
Real estate - construction and land	869,659	—	—	868,274	868,274
Real estate - business	2,875,788	—	—	2,846,095	2,846,095
Real estate - personal	2,127,083	—	—	2,084,370	2,084,370
Consumer	1,955,572	—	—	1,916,627	1,916,627
Revolving home equity	376,399	—	—	365,069	365,069
Consumer credit card	814,134	—	—	756,651	756,651
Overdrafts	15,236	—	—	11,223	11,223
Total loans	14,140,298	—	—	13,866,003	13,866,003
Loans held for sale	20,694	—	20,694	—	20,694
Investment securities	8,698,666	910,237	7,643,290	145,139	8,698,666
Federal funds sold	3,320	3,320	—	—	3,320
Securities purchased under agreements to resell	700,000	—	—	693,228	693,228
Interest earning deposits with banks	689,876	689,876	—	—	689,876
Cash and due from banks	507,892	507,892	—	—	507,892
Derivative instruments	41,210	—	40,627	583	41,210
Assets held in trust for deferred compensation plan	12,968	12,968	—	—	12,968
Total	$24,814,924	$2,124,293	$7,704,611	$14,704,953	$24,533,857
Financial Liabilities
Non-interest bearing deposits	$6,980,298	$6,980,298	$—	$—	$6,980,298
Savings, interest checking and money market deposits	11,685,239	11,685,239	—	—	11,685,239
Certificates of deposit	1,658,122	—	—	1,663,748	1,663,748
Federal funds purchased	13,170	13,170	—	—	13,170
Securities sold under agreements to repurchase	1,943,219	—	—	1,944,458	1,944,458
Other borrowings	8,702	—	—	8,702	8,702
Derivative instruments	13,421	—	13,328	93	13,421
Liabilities held in trust for deferred compensation plan	12,968	12,968	—	—	12,968
Total	$22,315,139	$18,691,675	$13,328	$3,617,001	$22,322,004

	Carrying Amount	Estimated Fair Value at December 31, 2017
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$4,958,554	$—	$—	$4,971,401	$4,971,401
Real estate - construction and land	968,820	—	—	979,389	979,389
Real estate - business	2,697,452	—	—	2,702,598	2,702,598
Real estate - personal	2,062,787	—	—	2,060,443	2,060,443
Consumer	2,104,487	—	—	2,074,129	2,074,129
Revolving home equity	400,587	—	—	400,333	400,333
Consumer credit card	783,864	—	—	798,093	798,093
Overdrafts	7,123	—	—	7,123	7,123
Total loans	13,983,674	—	—	13,993,509	13,993,509
Loans held for sale	21,398	—	21,398	—	21,398
Investment securities	8,893,307	937,011	7,838,522	117,774	8,893,307
Federal funds sold	42,775	42,775	—	—	42,775
Securities purchased under agreements to resell	700,000	—	—	695,194	695,194
Interest earning deposits with banks	30,631	30,631	—	—	30,631
Cash and due from banks	438,439	438,439	—	—	438,439
Derivative instruments	8,349	—	7,723	626	8,349
Assets held in trust for deferred compensation plan	12,843	12,843	—	—	12,843
Total	$24,131,416	$1,461,699	$7,867,643	$14,807,103	$24,136,445
Financial Liabilities
Non-interest bearing deposits	$7,158,962	$7,158,962	$—	$—	$7,158,962
Savings, interest checking and money market deposits	11,499,620	11,499,620	—	—	11,499,620
Certificates of deposit	1,766,864	—	—	1,768,780	1,768,780
Federal funds purchased	202,370	202,370	—	—	202,370
Securities sold under agreements to repurchase	1,304,768	—	—	1,305,375	1,305,375
Other borrowings	1,758	—	—	1,758	1,758
Derivative instruments	8,074	—	7,951	123	8,074
Liabilities held in trust for deferred compensation plan	12,843	12,843	—	—	12,843
Total	$21,955,259	$18,873,795	$7,951	$3,076,036	$21,957,782

18. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At December 31, 2018, with the exception of the interest rate floors (discussed below), the Company's derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

	December 31
(In thousands)	2018	2017
Interest rate swaps	$2,006,280	$1,741,412
Interest rate floors	1,000,000	—
Interest rate caps	62,163	31,776
Credit risk participation agreements	143,460	133,488
Foreign exchange contracts	6,206	11,826
Mortgage loan commitments	14,544	17,110
Mortgage loan forward sale contracts	5,768	2,566
Forward TBA contracts	16,500	25,000
Total notional amount	$3,254,921	$1,963,178

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

During the year ended December 31, 2018, the Company entered into interest rate floors, with a combined notional value of $1.0 billion, to hedge the potential risk of declining interest rates on certain floating rate commercial loans. The premiums paid for these floors totaled $20.7 million. As of December 31, 2018, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is approximately 6 years, and the floors are forward starting, beginning in 2020. The interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of the interest rate floors are recorded in AOCI, net of the amortization of the premium paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of December 31, 2018, net deferred gains on the interest rate floors totaled $9.1 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of December 31, 2018, it is expected that $2.8 million (pre-tax) of interest rate floor premium amortization will be reclassified from AOCI into earnings over the next twelve months.

The Company’s foreign exchange activity involves the purchase and sale of forward foreign exchange contracts, which are commitments to purchase or deliver a specified amount of foreign currency at a specific future date. This activity enables customers involved in international business to hedge their exposure to foreign currency exchange rate fluctuations. The Company minimizes its related exposure arising from these customer transactions with offsetting contracts for the same currency and time frame with approved, reputable counterparties. Risk arises from changes in the currency exchange rate and from the potential for counterparty nonperformance. These risks are controlled by adherence to a foreign exchange trading policy which contains control limits on currency amounts, open positions, maturities and losses, and procedures for approvals, record-keeping, monitoring and reporting. Hedge accounting has not been applied to these foreign exchange activities.

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

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to measure fair value is provided in Note 16 on Fair Value Measurements. Derivative instruments with a positive fair value (asset derivatives) are reported in other assets in the consolidated balance sheets while derivative instruments with a negative fair value (liability derivatives) are reported in other liabilities in the consolidated balance sheets. As mentioned in Note 16, effective January 2017, certain collateral posted to and from the Company's clearing counterparty has been offset against the fair values of cleared swaps, such that at December 31, 2018 in the table below, the positive fair values of cleared swaps were reduced by $8.1 million and the negative fair values of cleared swaps were reduced by $6.5 million. At December 31, 2017, the positive fair values of cleared swaps were reduced by $4.5 million and the negative fair values of cleared swaps were reduced by $4.3 million.

	Asset Derivatives		Liability Derivatives
	December 31		December 31
	2018	2017	2018	2017
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$29,031	$—	$—	$—
Total derivatives designated as hedging instruments	$29,031	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$11,537	$7,674	$(13,110)	$(7,857)
Interest rate caps	24	16	(24)	(16)
Credit risk participation agreements	47	46	(93)	(123)
Foreign exchange contracts	20	21	(8)	(40)
Mortgage loan commitments	536	580	—	—
Mortgage loan forward sale contracts	15	8	(8)	(7)
Forward TBA contracts	—	4	(178)	(31)
Total derivatives not designated as hedging instruments	$12,179	$8,349	$(13,421)	$(8,074)
Total	$41,210	$8,349	$(13,421)	$(8,074)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	For the Year Ended December 31		For the Year Ended December 31
(In thousands)	2018		2018
Derivatives in cash flow hedging relationships:
Interest rate floors* (a)	$8,381	Interest and fees on loans	$(760)
Total	$8,381		$(760)
* No hedging relationship existed during 2017 and 2016.
(a) Amounts shown herein were excluded from the assessment of effectiveness, as they represent the time value component of derivative gains (losses).

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2018	2017	2016
Derivative instruments:
Interest rate swaps	Other non-interest income	$3,914	$1,978	$5,927
Interest rate caps	Other non-interest income	11	—	—
Credit risk participation agreements	Other non-interest income	150	35	(44)
Foreign exchange contracts:	Other non-interest income	31	(80)	55
Mortgage loan commitments	Loan fees and sales	(45)	231	87
Mortgage loan forward sale contracts	Loan fees and sales	5	64	(63)
Forward TBA contracts	Loan fees and sales	414	(648)	79
Total		$4,480	$1,580	$6,041

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

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash to its clearing agency. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
December 31, 2018
Assets:
Derivatives subject to master netting agreements	$40,613	$—	$40,613	$(2,992)	$(26,174)	$11,447
Derivatives not subject to master netting agreements	597	—	597
Total derivatives	41,210	—	41,210
Liabilities:
Derivatives subject to master netting agreements	13,333	—	13,333	(2,992)	(261)	10,080
Derivatives not subject to master netting agreements	88	—	88
Total derivatives	13,421	—	13,421
December 31, 2017
Assets:
Derivatives subject to master netting agreements	$7,726	$—	$7,726	$(233)	$(824)	$6,669
Derivatives not subject to master netting agreements	623	—	623
Total derivatives	8,349	—	8,349
Liabilities:
Derivatives subject to master netting agreements	7,935	—	7,935	(233)	(1,570)	6,132
Derivatives not subject to master netting agreements	139	—	139
Total derivatives	8,074	—	8,074

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, having met the accounting requirements for this treatment. The collateral swaps totaled $450.0 million at December 31, 2018 and $650.0 million at December 31, 2017. At December 31, 2018, the Company had posted collateral of $463.3 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $453.7 million in agency mortgage-backed and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
December 31, 2018
Total resale agreements, subject to master netting arrangements	$1,150,000	$(450,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,393,219	(450,000)	1,943,219	—	(1,943,219)	—
December 31, 2017
Total resale agreements, subject to master netting arrangements	$1,350,000	$(650,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,954,768	(650,000)	1,304,768	—	(1,304,768)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at December 31, 2018 and 2017, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
December 31, 2018
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$387,541	$150,000	$100,000	$637,541
Government-sponsored enterprise obligations	18,466	—	—	18,466
Agency mortgage-backed securities	882,744	31,774	213,752	1,128,270
Non-agency mortgage-backed securities	187,740	—	—	187,740
Asset-backed securities	322,680	—	—	322,680
Other debt securities	98,522	—	—	98,522
Total repurchase agreements, gross amount recognized	$1,897,693	$181,774	$313,752	$2,393,219
December 31, 2017
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$271,820	$1,731	$450,000	$723,551
Government-sponsored enterprise obligations	149,111	—	—	149,111
Agency mortgage-backed securities	737,975	9,750	200,000	947,725
Asset-backed securities	89,601	30,000	—	119,601
Other debt securities	14,780	—	—	14,780
Total repurchase agreements, gross amount recognized	$1,263,287	$41,481	$650,000	$1,954,768

20. Commitments, Contingencies and Guarantees
The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $7.7 million, $7.3 million and $7.1 million in 2018, 2017 and 2016, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
Year Ended December 31	Real Property	Equipment	Total
2019	$5,659	$104	$5,763
2020	4,766	51	4,817
2021	4,027	28	4,055
2022	3,598	—	3,598
2023	3,273	—	3,273
After	15,161	—	15,161
Total minimum lease payments			$36,667

All leases expire prior to 2054. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2019.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2018	2017
Commitments to extend credit:
Credit card	$5,328,502	$5,102,556
Other	5,840,967	5,737,181
Standby letters of credit, net of participations	353,905	387,811
Commercial letters of credit	13,774	4,498

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

At December 31, 2018, the Company had recorded a liability in the amount of $2.7 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be accreted into income over the remaining life of the respective commitments. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $353.9 million at December 31, 2018.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2018, purchases and sales of tax credits amounted to $80.9 million and $71.6 million, respectively. At December 31, 2018, the Company had outstanding purchase commitments totaling $180.5 million that it expects to fund in 2019.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2018, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 to 11 years. At December 31, 2018, the fair value of the Company's guarantee liability RPAs was $93 thousand, and the notional amount of the underlying swaps was $87.4 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

The Company has various legal proceedings pending at December 31, 2018, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

21. Related Parties
The Company’s Chief Executive Officer, its Executive Chairman, and its former Vice Chairman are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 67% of the outstanding stock of Tower. At December 31, 2018, Tower owned 201,901 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. These payments, with the exception of dividend payments, relate to property management services, including construction oversight, on three Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2018	2017	2016
Leasing agent fees	$133	$32	$101
Operation of parking garages	95	82	184
Building management fees	1,935	1,954	1,832
Property construction management fees	136	146	147
Dividends paid on Company stock held by Tower	181	232	221
Total	$2,480	$2,446	$2,485

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. The line of credit is collateralized by Company stock and based on collateral value had a maximum borrowing amount of approximately $9.1 million at December 31, 2018. There were no borrowings under this line during 2018, and there was no balance outstanding at December 31, 2018. The maximum borrowings during 2017 were $5.2 million, and there were no borrowings during 2016. There was no balance outstanding at December 31, 2017 or 2016. Interest paid on these borrowings during the last three years was not significant. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2018, 2017 or 2016, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2018, 2017 and 2016.

Tower leases office space in the Kansas City bank headquarters building owned by the Company. Rent paid to the Company totaled $74 thousand in 2018, $74 thousand in 2017, and $72 thousand in 2016, at $16.69, $15.75 and $15.67 per square foot, respectively.

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

As discussed in Note 20 on Commitments, Contingencies and Guarantees, the Company regularly purchases various state tax credits arising from third-party property redevelopment and resells the credits to third parties.  During 2018, the Company sold state tax credits to its Executive Chairman, its former Vice Chairman, and its Chief Executive Officer in the amount of $831 thousand, $759 thousand, and $119 thousand, respectively, for personal tax planning. During 2017, the Company sold state tax credits to its Executive Chairman, its former Vice Chairman, and its Chief Executive Officer in the amount of $694 thousand, $598 thousand, and $67 thousand, respectively. During 2016, the Company sold state tax credits to its Executive Chairman, his father (a former Chief Executive Officer), its former Vice Chairman, and its Chief Executive Officer in the amount of $549 thousand, $191 thousand, $244 thousand, and $72 thousand, respectively. The terms of the sales and the amounts paid were the same as the terms and amounts paid for similar tax credits by persons not related to the Company.

22. Parent Company Condensed Financial Statements

Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2018	2017
Assets
Investment in consolidated subsidiaries:
Bank	$2,587,489	$2,409,098
Non-banks	67,538	52,479
Cash	207,462	151,607
Investment securities:
Available for sale debt	2,576	4,595
Equity	3,191	49,345
Note receivable due from bank subsidiary	50,000	50,000
Advances to subsidiaries, net of borrowings	19,867	14,571
Income tax benefits	8,590	8,279
Other assets	23,734	19,951
Total assets	$2,970,447	$2,759,925
Liabilities and stockholders’ equity
Pension obligation	$12,645	$12,407
Other liabilities	26,504	30,958
Total liabilities	39,149	43,365
Stockholders’ equity	2,931,298	2,716,560
Total liabilities and stockholders’ equity	$2,970,447	$2,759,925

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2018	2017	2016
Income
Dividends received from consolidated bank subsidiary	$200,000	$160,002	$160,002
Earnings of consolidated subsidiaries, net of dividends	233,785	147,678	118,704
Interest and dividends on investment securities	10,698	2,099	2,364
Management fees charged to subsidiaries	37,688	30,431	30,965
Investment securities gains (losses)	(4,581)	41,717	1,880
Net interest income on advances and note to subsidiaries	1,299	514	21
Other	2,390	3,346	2,720
Total income	481,279	385,787	316,656
Expense
Salaries and employee benefits	33,588	33,714	29,116
Professional fees	2,383	2,036	1,951
Data processing fees paid to affiliates	3,341	3,512	3,226
Community service	152	32,093	1,620
Other	10,729	10,671	9,849
Total expense	50,193	82,026	45,762
Income tax benefit	(2,456)	(15,622)	(4,497)
Net income	$433,542	$319,383	$275,391

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2018	2017	2016
Operating Activities
Net income	$433,542	$319,383	$275,391
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(233,785)	(147,678)	(118,704)
Other adjustments, net	2,505	(11,268)	9,541
Net cash provided by operating activities	202,262	160,437	166,228
Investing Activities
(Increase) decrease in securities purchased under agreements to resell	—	155,775	(51,335)
Decrease in investment in subsidiaries, net	—	11	4
Proceeds from sales of investment securities	41,638	11,006	2,949
Proceeds from maturities/pay downs of investment securities	1,988	2,295	4,105
Purchases of investment securities	(125)	—	—
Note receivable due from bank subsidiary	—	(50,000)	—
(Increase) decrease in advances to subsidiaries, net	(5,296)	(9,518)	13,507
Net purchases of building improvements and equipment	(133)	(52)	(3)
Net cash provided by (used in) investing activities	38,072	109,517	(30,773)
Financing Activities
Purchases of treasury stock	(75,231)	(17,771)	(39,381)
Issuance of stock under equity compensation plans	(10)	(8)	(6)
Cash dividends paid on common stock	(100,238)	(91,619)	(87,070)
Cash dividends paid on preferred stock	(9,000)	(9,000)	(9,000)
Net cash used in financing activities	(184,479)	(118,398)	(135,457)
Increase (decrease) in cash	55,855	151,556	(2)
Cash at beginning of year	151,607	51	53
Cash at end of year	$207,462	$151,607	$51
Income tax receipts, net	$(1,965)	$(8,991)	$(8,958)

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

In 2017, the Bank borrowed $50.0 million from the Parent as part of its strategy to manage FDIC insurance premiums. The note has a rolling 13 month maturity, and the interest rate is a variable rate equal to the one year treasury rate.

For the past several years, the Parent has maintained a $20.0 million line of credit for general corporate purposes with the Bank. The line of credit is secured by investment securities. The Parent has not borrowed under this line during the past three years.

At December 31, 2018, the fair value of the investment securities held by the Parent consisted of investments of $2.5 million in common and preferred stock with readily determinable fair values, $720 thousand in equity securities that do not have readily determinable fair values, and $2.6 million in non-agency mortgage-backed securities. The decline in balances from the prior year was due to a third party merger transaction in June 2018, in which the majority of these securities were redeemed for cash of $39.9 million.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Control Over Financial Reporting
 No change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, such controls during the last quarter of the period covered by this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Commerce Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Commerce Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 21, 2019

Item 9b.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers, directors, and corporate governance is included at the end of Part I of this Form 10-K under the caption “Executive Officers of the Registrant” and under the captions “Proposal One - Election of the 2022 Class of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit and Risk Committee Report”, “Committees of the Board" and "Shareholder Proposals and Nominations" in the definitive proxy statement, which is incorporated herein by reference.

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
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Election of the 2022 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under the captions “Pre-approval of Services by the External Auditor” and “Fees Paid to KPMG LLP” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:
		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	60
	Consolidated Statements of Income	61
	Consolidated Statements of Comprehensive Income	62
	Consolidated Statements of Cash Flows	63
	Consolidated Statements of Changes in Equity	64
	Notes to Consolidated Financial Statements	65
	Summary of Quarterly Statements of Income	58
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below.

3 —Articles of Incorporation and By-Laws:

(1) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same are hereby incorporated by reference.

(2) Restated By-Laws, as amended, were filed in current report on Form 8-K (Commission file number 0-2989) dated February 14, 2013, and the same are hereby incorporated by reference.

4 — Instruments defining the rights of security holders, including indentures:

(1) Pursuant to paragraph (b)(4)(iii) of Item 601 Regulation S-K, Registrant will furnish to the Commission upon request copies of long-term debt instruments.

10 — Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

(1) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2019.

(2) Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors amended and restated as of April 17, 2013 was filed in current report on Form 8-K (Commission file number 0-2989) dated April 23, 2013, and the same is hereby incorporated by reference.

(3) Commerce Executive Retirement Plan amended and restated as of January 28, 2011 was filed in annual report on Form 10-K (Commission file number 0-2989) dated February 25, 2011, and the same is hereby incorporated by reference.

(4) 2009 Form of Severance Agreement between Commerce Bancshares, Inc. and the persons listed at the end of such agreement was filed in annual report on Form 10-K (Commission file number 0-2989) dated February 24, 2015, and the same is hereby incorporated by reference.

(5) 2015 Form of Severance Agreement between Commerce Bancshares, Inc. and the persons listed at the end of such agreement was filed in annual report on Form 10-K (Commission file number 0-2989) dated February 24, 2015, and the same is hereby incorporated by reference.

(6) 2009 Form of Severance Agreement between Commerce Bancshares, Inc. and the persons listed at the end of such agreement.

(7) Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 8, 2001, and the same is hereby incorporated by reference.

(8) Commerce Bancshares, Inc. 2019 Compensatory Arrangements with CEO and Named Executive Officers were filed in amended current report on Form 8-K (Commission file number 0-2989) dated January 23, 2019, and the same is hereby incorporated by reference.

(9) Commerce Bancshares, Inc. Amended and Restated 2005 Equity Incentive Plan, amended and restated as of April 17, 2013 (incorporated by reference to Exhibit 10(j) to Commerce Bancshares, Inc.'s Form 8-K dated April 23, 2013).

(9)(1) Amendment No. 1 dated November 12, 2018 to Commerce Bancshares, Inc. Amended and Restated 2005 Equity Incentive Plan, amended and restated as of April 17, 2013.

(10) Commerce Bancshares, Inc. Stock Appreciation Rights Agreement and Commerce Bancshares, Inc. Restricted Stock Award Agreement, pursuant to the 2005 Equity Incentive Plan, were filed in current report on Form 8-K (Commission file number 0-2989) dated February 23, 2006, and the same are hereby incorporated by reference.

(11) Commerce Bancshares, Inc. Stock Appreciation Rights Agreement, Commerce Bancshares, Inc. Restricted Stock Award Agreements for Executive Officers, and Commerce Bancshares, Inc. Restricted Stock Award Agreements for Employees other than Executive Officers, pursuant to the 2005 Equity Incentive Plan, were filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 6, 2013, and the same are hereby incorporated by reference.

(12) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

(13) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Employees other than Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

(14) Form of Notice of Grant of Award and Award Agreement for Stock Appreciation Rights, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

(15) Form of Notice of Grant of Award and Award Agreement for Restricted Stock, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan.

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
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 21st day of February 2019.

COMMERCE BANCSHARES, INC.

By:	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February 2019.

By:	/s/ JOHN W. KEMPER
John W. Kemper
Chief Executive Officer

By:	/s/ CHARLES G. KIM
Charles G. Kim
Chief Financial Officer

By:	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

David W. Kemper
Terry D. Bassham
John R. Capps
Earl H. Devanny, III
W. Thomas Grant, II
Karen L. Daniel
John W. Kemper	All the Directors on the Board of Directors*
Jonathan M. Kemper
Benjamin F. Rassieur, III
Todd R. Schnuck
Andrew C. Taylor
Kimberly G. Walker

____________

*	The Directors of Registrant listed executed a power of attorney authorizing Thomas J. Noack, their attorney-in-fact, to sign this report on their behalf.

By:	/s/ THOMAS J. NOACK
Thomas J. Noack
Attorney-in-Fact