Form 10-Q
period 2019-03-31
COMMERCE BANCSHARES INC /MO/
filed 2019-05-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended March 31, 2019

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 1, 2019, the registrant had outstanding 110,507,831 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
ASSETS
Loans	$14,120,722	$14,140,298
Allowance for loan losses	(160,682)	(159,932)
Net loans	13,960,040	13,980,366
Loans held for sale (including $8,908,000 and $13,529,000 of residential mortgage loans carried at fair value at March 31, 2019 and December 31, 2018, respectively)	20,085	20,694
Investment securities:
Available for sale debt ($312,276,000 and $463,325,000 pledged at March 31, 2019 and
December 31, 2018, respectively, to secure swap and repurchase agreements)	8,627,890	8,538,041
Trading debt	30,427	27,059
Equity	4,694	4,409
Other	129,504	129,157
Total investment securities	8,792,515	8,698,666
Federal funds sold and short-term securities purchased under agreements to resell	250	3,320
Long-term securities purchased under agreements to resell	700,000	700,000
Interest earning deposits with banks	166,077	689,876
Cash and due from banks	428,018	507,892
Premises and equipment, net	362,679	333,119
Goodwill	138,921	138,921
Other intangible assets, net	8,511	8,794
Other assets	456,375	382,194
Total assets	$25,033,471	$25,463,842
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,298,724	$6,980,298
Savings, interest checking and money market	11,799,346	11,685,239
Certificates of deposit of less than $100,000	599,289	586,091
Certificates of deposit of $100,000 and over	1,276,994	1,072,031
Total deposits	19,974,353	20,323,659
Federal funds purchased and securities sold under agreements to repurchase	1,722,751	1,956,389
Other borrowings	2,022	8,702
Other liabilities	291,132	237,943
Total liabilities	21,990,258	22,526,693
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 120,000,000 shares;
issued 111,886,450 shares	559,432	559,432
Capital surplus	2,074,912	2,084,824
Retained earnings	307,193	241,163
Treasury stock of 985,029 shares at March 31, 2019
and 555,100 shares at December 31, 2018, at cost	(60,547)	(34,236)
Accumulated other comprehensive income (loss)	11,981	(64,669)
Total Commerce Bancshares, Inc. stockholders' equity	3,037,755	2,931,298
Non-controlling interest	5,458	5,851
Total equity	3,043,213	2,937,149
Total liabilities and equity	$25,033,471	$25,463,842
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2019	2018
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$166,432	$147,015
Interest and fees on loans held for sale	334	304
Interest on investment securities	55,422	53,242
Interest on federal funds sold and short-term securities purchased under
agreements to resell	33	180
Interest on long-term securities purchased under agreements to resell	3,758	4,114
Interest on deposits with banks	1,886	1,140
Total interest income	227,865	205,995
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	9,602	5,589
Certificates of deposit of less than $100,000	1,259	662
Certificates of deposit of $100,000 and over	6,002	2,839
Interest on federal funds purchased and securities sold under
agreements to repurchase	7,509	4,001
Interest on other borrowings	5	12
Total interest expense	24,377	13,103
Net interest income	203,488	192,892
Provision for loan losses	12,463	10,396
Net interest income after provision for loan losses	191,025	182,496
NON-INTEREST INCOME
Bank card transaction fees	39,644	41,453
Trust fees	37,256	36,062
Deposit account charges and other fees	23,018	22,982
Capital market fees	1,879	2,291
Consumer brokerage services	3,747	3,768
Loan fees and sales	3,309	2,862
Other	12,387	10,272
Total non-interest income	121,240	119,690
INVESTMENT SECURITIES GAINS (LOSSES), NET	(925)	5,410
NON-INTEREST EXPENSE
Salaries and employee benefits	122,128	115,894
Net occupancy	11,501	11,584
Equipment	4,471	4,431
Supplies and communication	5,162	5,313
Data processing and software	22,260	20,690
Marketing	5,900	4,805
Deposit insurance	1,710	3,457
Community service	803	729
Other	17,490	15,374
Total non-interest expense	191,425	182,277
Income before income taxes	119,915	125,319
Less income taxes	22,860	23,258
Net income	97,055	102,061
Less non-controlling interest expense (income)	(83)	1,077
Net income attributable to Commerce Bancshares, Inc.	97,138	100,984
Less preferred stock dividends	2,250	2,250
Net income available to common shareholders	$94,888	$98,734
Net income per common share — basic	$.85	$.88
Net income per common share — diluted	$.85	$.88
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2019	2018
	(Unaudited)
Net income	$97,055	$102,061
Other comprehensive income (loss):
Net unrealized gains on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	41	45
Net unrealized gains (losses) on other securities	73,441	(73,721)
Pension loss amortization	389	393
Unrealized gains on cash flow hedge derivatives	2,779	—
Other comprehensive income (loss)	76,650	(73,283)
Comprehensive income	173,705	28,778
Less non-controlling interest expense (income)	(83)	1,077
Comprehensive income attributable to Commerce Bancshares, Inc.	$173,788	$27,701
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2018	$144,784	$559,432	$2,084,824	$241,163	$(34,236)	$(64,669)	$5,851	$2,937,149
Net income				97,138			(83)	97,055
Other comprehensive income						76,650		76,650
Distributions to non-controlling interest							(310)	(310)
Purchases of treasury stock					(39,699)			(39,699)
Issuance of stock under purchase and equity compensation plans			(13,392)		13,388			(4)
Stock-based compensation			3,480					3,480
Cash dividends on common stock ($.260 per share)				(28,858)				(28,858)
Cash dividends on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2019	$144,784	$559,432	$2,074,912	$307,193	$(60,547)	$11,981	$5,458	$3,043,213
Balance December 31, 2017	$144,784	$535,407	$1,815,360	$221,374	$(14,473)	$14,108	$1,624	$2,718,184
Adoption of ASU 2018-02				(2,932)		2,932		—
Adoption of ASU 2016-01				33,320		(33,320)		—
Net income				100,984			1,077	102,061
Other comprehensive loss						(73,283)		(73,283)
Distributions to non-controlling interest							(95)	(95)
Purchases of treasury stock					(17,067)			(17,067)
Issuance of stock under purchase and equity compensation plans			(15,865)		15,859			(6)
Stock-based compensation			3,290					3,290
Cash dividends on common stock ($.224 per share)				(25,106)				(25,106)
Cash dividends on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2018	$144,784	$535,407	$1,802,785	$325,390	$(15,681)	$(89,563)	$2,606	$2,705,728
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2019	2018
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$97,055	$102,061
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,463	10,396
Provision for depreciation and amortization	9,966	9,620
Amortization of investment security premiums, net	9,998	7,233
Investment securities (gains) losses, net (A)	925	(5,410)
Net gains on sales of loans held for sale	(1,929)	(1,147)
Originations of loans held for sale	(46,454)	(44,066)
Proceeds from sales of loans held for sale	48,506	49,255
Net (increase) decrease in trading debt securities	4,632	(18,543)
Stock-based compensation	3,480	3,290
(Increase) decrease in interest receivable	(1,568)	744
Increase (decrease) in interest payable	2,708	(732)
Increase in income taxes payable	20,479	22,076
Other changes, net	(18,080)	9,212
Net cash provided by operating activities	142,181	143,989
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	150,756	148,652
Proceeds from maturities/pay downs of investment securities (A)	252,824	358,690
Purchases of investment securities (A)	(432,645)	(298,554)
Net decrease in loans	7,758	78,838
Purchases of premises and equipment	(11,283)	(4,982)
Sales of premises and equipment	1,268	718
Net cash provided by (used in) investing activities	(31,322)	283,362
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(620,589)	54,986
Net increase (decrease) in certificates of deposit	218,161	(9,961)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(233,638)	(374,809)
Repayment of long-term borrowings	(54)	(74)
Net increase (decrease) in short-term borrowings	(6,736)	7,530
Purchases of treasury stock	(39,699)	(17,067)
Issuance of stock under equity compensation plans	(4)	(6)
Cash dividends paid on common stock	(28,858)	(25,106)
Cash dividends paid on preferred stock	(2,250)	(2,250)
Net cash used in financing activities	(713,667)	(366,757)
Increase (decrease) in cash, cash equivalents and restricted cash	(602,808)	60,594
Cash, cash equivalents and restricted cash at beginning of year	1,209,240	524,352
Cash, cash equivalents and restricted cash at March 31	$606,432	$584,946
Income tax payments, net	$1,350	$147
Interest paid on deposits and borrowings	$21,668	$13,835
Loans transferred to foreclosed real estate	$54	$1,028
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $12.1 million and $10.2 million at March 31, 2019 and 2018, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2018 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held for investment loan portfolio at March 31, 2019 and December 31, 2018 are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Commercial:
Business	$5,175,541	$5,106,427
Real estate – construction and land	925,269	869,659
Real estate – business	2,859,614	2,875,788
Personal Banking:
Real estate – personal	2,125,087	2,127,083
Consumer	1,893,212	1,955,572
Revolving home equity	364,010	376,399
Consumer credit card	772,396	814,134
Overdrafts	5,593	15,236
Total loans	$14,120,722	$14,140,298

At March 31, 2019, loans of $3.8 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three months ended March 31, 2019 and 2018, respectively, follows:

	For the Three Months Ended March 31
(In thousands)	Commercial	Personal Banking	Total
Balance at January 1	$92,869	$67,063	$159,932
Provision	1,168	11,295	12,463
Deductions:
Loans charged off	527	14,204	14,731
Less recoveries on loans	133	2,885	3,018
Net loan charge-offs	394	11,319	11,713
Balance March 31, 2019	$93,643	$67,039	$160,682
Balance at January 1	$93,704	$65,828	$159,532
Provision	(894)	11,290	10,396
Deductions:
Loans charged off	366	13,365	13,731
Less recoveries on loans	621	2,714	3,335
Net loan charge-offs (recoveries)	(255)	10,651	10,396
Balance March 31, 2018	$93,065	$66,467	$159,532

The following table shows the balance in the allowance for loan losses and the related loan balance at March 31, 2019 and December 31, 2018, disaggregated on the basis of impairment methodology. Impaired loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
March 31, 2019
Commercial	$1,720	$66,739	$91,923	$8,893,685
Personal Banking	923	17,433	66,116	5,142,865
Total	$2,643	$84,172	$158,039	$14,036,550
December 31, 2018
Commercial	$1,780	$61,496	$91,089	$8,790,378
Personal Banking	916	17,120	66,147	5,271,304
Total	$2,696	$78,616	$157,236	$14,061,682

Impaired loans
The table below shows the Company’s investment in impaired loans at March 31, 2019 and December 31, 2018. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section below.

(In thousands)	Mar. 31, 2019	Dec. 31, 2018
Non-accrual loans	$12,167	$12,536
Restructured loans (accruing)	72,005	66,080
Total impaired loans	$84,172	$78,616

The following table provides additional information about impaired loans held by the Company at March 31, 2019 and December 31, 2018, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2019
With no related allowance recorded:
Business	$8,381	$14,376	$—
	$8,381	$14,376	$—
With an allowance recorded:
Business	$46,736	$46,873	$1,241
Real estate – construction and land	414	419	11
Real estate – business	11,208	11,809	468
Real estate – personal	4,380	5,902	243
Consumer	5,365	5,365	34
Revolving home equity	39	39	1
Consumer credit card	7,649	7,649	645
	$75,791	$78,056	$2,643
Total	$84,172	$92,432	$2,643
December 31, 2018
With no related allowance recorded:
Business	$8,725	$14,477	$—
	$8,725	$14,477	$—
With an allowance recorded:
Business	$40,286	$40,582	$1,223
Real estate – construction and land	416	421	11
Real estate – business	12,069	12,699	546
Real estate – personal	4,461	6,236	266
Consumer	5,510	5,510	38
Revolving home equity	40	40	1
Consumer credit card	7,109	7,109	611
	$69,891	$72,597	$2,696
Total	$78,616	$87,074	$2,696

Total average impaired loans for the three month periods ended March 31, 2019 and 2018, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended March 31, 2019
Non-accrual loans	$10,347	$1,973	$12,320
Restructured loans (accruing)	53,607	15,437	69,044
Total	$63,954	$17,410	$81,364
For the three months ended March 31, 2018
Non-accrual loans	$8,523	$2,928	$11,451
Restructured loans (accruing)	79,258	18,773	98,031
Total	$87,781	$21,701	$109,482

The table below shows interest income recognized during the three month periods ended March 31, 2019 and 2018, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section below.

	For the Three Months Ended March 31
(In thousands)	2019	2018
Interest income recognized on impaired loans:
Business	$1,008	$760
Real estate – construction and land	6	24
Real estate – business	151	113
Real estate – personal	35	111
Consumer	80	80
Revolving home equity	1	2
Consumer credit card	146	128
Total	$1,427	$1,218

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2019 and December 31, 2018.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2019
Commercial:
Business	$5,154,124	$12,178	$670	$8,569	$5,175,541
Real estate – construction and land	924,028	1,237	—	4	925,269
Real estate – business	2,844,335	13,412	121	1,746	2,859,614
Personal Banking:
Real estate – personal	2,113,316	7,335	2,588	1,848	2,125,087
Consumer	1,866,038	24,905	2,269	—	1,893,212
Revolving home equity	362,373	1,167	470	—	364,010
Consumer credit card	751,639	10,220	10,537	—	772,396
Overdrafts	5,315	278	—	—	5,593
Total	$14,021,168	$70,732	$16,655	$12,167	$14,120,722
December 31, 2018
Commercial:
Business	$5,086,912	$10,057	$473	$8,985	$5,106,427
Real estate – construction and land	867,692	1,963	—	4	869,659
Real estate – business	2,867,347	6,704	22	1,715	2,875,788
Personal Banking:
Real estate – personal	2,118,045	6,041	1,165	1,832	2,127,083
Consumer	1,916,320	35,608	3,644	—	1,955,572
Revolving home equity	374,830	875	694	—	376,399
Consumer credit card	792,334	11,140	10,660	—	814,134
Overdrafts	14,937	299	—	—	15,236
Total	$14,038,417	$72,687	$16,658	$12,536	$14,140,298

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
March 31, 2019
Pass	$4,954,297	$876,805	$2,761,215	$8,592,317
Special mention	119,582	47,397	49,151	216,130
Substandard	93,093	1,063	47,502	141,658
Non-accrual	8,569	4	1,746	10,319
Total	$5,175,541	$925,269	$2,859,614	$8,960,424
December 31, 2018
Pass	$4,915,042	$866,527	$2,777,374	$8,558,943
Special mention	84,391	1,917	51,845	138,153
Substandard	98,009	1,211	44,854	144,074
Non-accrual	8,985	4	1,715	10,704
Total	$5,106,427	$869,659	$2,875,788	$8,851,874

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Delinquent and non-accrual loans". In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $196.4 million at March 31, 2019 and $201.7 million at December 31, 2018. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $167.2 million at March 31, 2019 and $170.3 million at December 31, 2018. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 8% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2019 and December 31, 2018 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2019
FICO score:
Under 600	1.1%	3.4%	1.2%	5.4%
600 - 659	1.7	5.3	1.9	14.0
660 - 719	9.9	18.0	9.5	35.6
720 - 779	25.3	24.3	22.8	26.3
780 and over	62.0	49.0	64.6	18.7
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2018
FICO score:
Under 600	1.1%	3.1%	0.8%	4.4%
600 - 659	1.8	4.8	1.7	14.0
660 - 719	9.4	16.1	9.1	34.8
720 - 779	24.7	25.7	24.0	26.4
780 and over	63.0	50.3	64.4	20.4
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings, as shown in the table below. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected. Commercial performing restructured loans are primarily comprised of certain business, construction and business real estate loans classified as substandard, but renewed at rates judged to be non- market. These loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card and other small consumer loans under various debt management and assistance programs. Modifications to these loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company also classified as consumer bankruptcy certain personal real estate, revolving home equity, and consumer loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments. Other consumer loans classified as troubled debt restructurings consist of various other workout arrangements with consumer customers.

(In thousands)	March 31, 2019	December 31, 2018
Accruing restructured loans:
Commercial	$56,524	$50,904
Assistance programs	7,960	7,410
Consumer bankruptcy	3,946	4,103
Other consumer	3,575	3,663
Non-accrual loans	9,352	9,759
Total troubled debt restructurings	$81,357	$75,839

The table below shows the balance of troubled debt restructurings by loan classification at March 31, 2019, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2019	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$54,928	$—
Real estate - construction and land	411	—
Real estate - business	9,462	—
Personal Banking:
Real estate - personal	3,503	217
Consumer	5,365	47
Revolving home equity	39	—
Consumer credit card	7,649	685
Total troubled debt restructurings	$81,357	$949

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

The Company had commitments of $2.7 million at March 31, 2019 to lend additional funds to borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to FNMA, FHLMC, and GNMA. At March 31, 2019, the fair value of these loans was $8.9 million, and the unpaid principal balance was $8.5 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at March 31, 2019 totaled $11.2 million.

At March 31, 2019, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $737 thousand and $1.4 million at March 31, 2019 and December 31, 2018, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $2.6 million and $2.0 million at March 31, 2019 and December 31, 2018, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at March 31, 2019 and December 31, 2018.

(In thousands)	March 31, 2019	December 31, 2018
Available for sale debt securities	$8,627,890	$8,538,041
Trading debt securities	30,427	27,059
Equity securities:
Readily determinable fair value	2,808	2,585
No readily determinable fair value	1,886	1,824
Other:
Federal Reserve Bank stock	33,627	33,498
Federal Home Loan Bank stock	10,000	10,000
Private equity investments	85,877	85,659
Total investment securities	$8,792,515	$8,698,666

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. The Company did not record any impairment or other adjustments to the carrying amount of these investments during the period.
Other investment securities include Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock, and investments in portfolio concerns held by the Company's private equity subsidiaries. FRB stock and FHLB stock are held for debt and regulatory purposes. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. The private equity investments, in the absence of readily ascertainable market values, are carried at estimated fair value.
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of March 31, 2019 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$29,484	$29,341
After 1 but within 5 years	588,651	597,792
After 5 but within 10 years	249,143	250,788
Total U.S. government and federal agency obligations	867,278	877,921
Government-sponsored enterprise obligations:
Within 1 year	36,442	36,176
After 1 but within 5 years	85,155	84,759
After 5 but within 10 years	34,986	34,974
After 10 years	42,913	42,070
Total government-sponsored enterprise obligations	199,496	197,979
State and municipal obligations:
Within 1 year	87,817	88,067
After 1 but within 5 years	663,990	675,122
After 5 but within 10 years	440,363	454,085
After 10 years	56,231	56,926
Total state and municipal obligations	1,248,401	1,274,200
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,416,497	3,412,399
Non-agency mortgage-backed securities	1,056,738	1,060,008
Asset-backed securities	1,470,541	1,470,516
Total mortgage and asset-backed securities	5,943,776	5,942,923
Other debt securities:
Within 1 year	22,497	22,412
After 1 but within 5 years	245,030	244,892
After 5 but within 10 years	67,995	67,563
Total other debt securities	335,522	334,867
Total available for sale debt securities	$8,594,473	$8,627,890

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $446.9 million, at fair value, at March 31, 2019. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $14.5 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates.

For debt securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
U.S. government and federal agency obligations	$867,278	$11,844	$(1,201)	$877,921
Government-sponsored enterprise obligations	199,496	258	(1,775)	197,979
State and municipal obligations	1,248,401	26,485	(686)	1,274,200
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,416,497	19,977	(24,075)	3,412,399
Non-agency mortgage-backed securities	1,056,738	9,833	(6,563)	1,060,008
Asset-backed securities	1,470,541	5,536	(5,561)	1,470,516
Total mortgage and asset-backed securities	5,943,776	35,346	(36,199)	5,942,923
Other debt securities	335,522	645	(1,300)	334,867
Total	$8,594,473	$74,578	$(41,161)	$8,627,890
December 31, 2018
U.S. government and federal agency obligations	$914,486	$4,545	$(11,379)	$907,652
Government-sponsored enterprise obligations	199,470	55	(3,747)	195,778
State and municipal obligations	1,322,785	10,284	(5,030)	1,328,039
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,253,433	9,820	(48,268)	3,214,985
Non-agency mortgage-backed securities	1,053,854	6,641	(12,779)	1,047,716
Asset-backed securities	1,518,976	3,849	(11,211)	1,511,614
Total mortgage and asset-backed securities	5,826,263	20,310	(72,258)	5,774,315
Other debt securities	339,595	72	(7,410)	332,257
Total	$8,602,599	$35,266	$(99,824)	$8,538,041

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or who have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, cash flow analyses are prepared. For more complex analyses, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2019, the fair value of securities on this watch list was $55.0 million compared to $57.7 million at December 31, 2018.

As of March 31, 2019, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities with a current par value of $22.2 million. These securities, which are part of the watch list mentioned above, had an aggregate fair value of $17.3 million at March 31, 2019. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $14.1 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at March 31, 2019 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	37%
Projected cumulative default	8%	-	50%
Credit support	0%	-	20%
Loss severity	11%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Three Months Ended March 31
(In thousands)	2019	2018
Cumulative OTTI credit losses at January 1	$14,092	$14,199
Credit losses on debt securities for which impairment was not previously recognized	—	58
Credit losses on debt securities for which impairment was previously recognized	—	10
Increase in expected cash flows that are recognized over remaining life of security	(33)	(54)
Cumulative OTTI credit losses at March 31	$14,059	$14,213

Debt securities with unrealized losses recorded in AOCI are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
U.S. government and federal agency obligations	$3,200	$26	$114,835	$1,175	$118,035	$1,201
Government-sponsored enterprise obligations	34,974	12	139,959	1,763	174,933	1,775
State and municipal obligations	13,907	3	110,737	683	124,644	686
Mortgage and asset-backed securities:
Agency mortgage-backed securities	156,031	326	1,706,133	23,749	1,862,164	24,075
Non-agency mortgage-backed securities	47,338	41	639,311	6,522	686,649	6,563
Asset-backed securities	219,611	931	726,118	4,630	945,729	5,561
Total mortgage and asset-backed securities	422,980	1,298	3,071,562	34,901	3,494,542	36,199
Other debt securities	35,967	32	170,424	1,268	206,391	1,300
Total	$511,028	$1,371	$3,607,517	$39,790	$4,118,545	$41,161
December 31, 2018
U.S. government and federal agency obligations	$317,699	$6,515	$116,728	$4,864	$434,427	$11,379
Government-sponsored enterprise obligations	—	—	188,846	3,747	188,846	3,747
State and municipal obligations	157,838	704	257,051	4,326	414,889	5,030
Mortgage and asset-backed securities:
Agency mortgage-backed securities	330,933	1,502	1,927,268	46,766	2,258,201	48,268
Non-agency mortgage-backed securities	207,506	1,085	657,685	11,694	865,191	12,779
Asset-backed securities	147,997	728	813,427	10,483	961,424	11,211
Total mortgage and asset-backed securities	686,436	3,315	3,398,380	68,943	4,084,816	72,258
Other debt securities	51,836	564	260,682	6,846	312,518	7,410
Total	$1,213,809	$11,098	$4,221,687	$88,726	$5,435,496	$99,824

The available for sale debt portfolio included $4.1 billion of securities that were in a loss position at March 31, 2019, compared to $5.4 billion at December 31, 2018.  The total amount of unrealized loss on these securities was $41.2 million at March 31, 2019, a decrease of $58.7 million compared to the loss at December 31, 2018.  This decrease in losses was mainly due to a declining interest rate environment at March 31, 2019.

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2019	2018
Proceeds from sales of securities:
Available for sale debt securities	$150,756	$148,637
Equity securities	—	15
Total proceeds	$150,756	$148,652

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$1,386	$212
Losses realized on sales	(692)	—
Other-than-temporary impairment recognized on debt securities	—	(68)
Equity securities:
Gains realized on sales	—	14
Fair value adjustments, net	223	947
Other:
Fair value adjustments, net	(1,842)	4,305
Total investment securities gains (losses), net	$(925)	$5,410

Net gains and losses on investment securities for the three months ended March 31, 2019 included losses in fair value of $1.8 million on private equity investments, gains of $223 thousand on equity securities, and net gains of $694 thousand realized on sales of available for sale securities.

At March 31, 2019, securities totaling $4.0 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $312.3 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2019				December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(29,100)	$—	$2,170	$31,270	$(28,954)	$—	$2,316
Mortgage servicing rights	10,658	(4,057)	(260)	6,341	10,339	(3,861)	—	6,478
Total	$41,928	$(33,157)	$(260)	$8,511	$41,609	$(32,815)	$—	$8,794

Aggregate amortization expense on intangible assets was $342 thousand and $321 thousand for the three month periods ended March 31, 2019 and 2018, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2019. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2019	$1,381
2020	1,215
2021	1,032
2022	882
2023	736

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2019 are as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2019	$138,921	$2,316	$6,478
Originations	—	—	319
Amortization	—	(146)	(196)
Impairment	—	—	(260)
Balance March 31, 2019	$138,921	$2,170	$6,341

Goodwill allocated to the Company’s operating segments at March 31, 2019 and December 31, 2018 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2019, that net liability was $2.2 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $325.6 million at March 31, 2019.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2019, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 to 11 years. At March 31, 2019, the fair value of the Company's guarantee liabilities for RPAs was $110 thousand, and the notional amount of the underlying swaps was $86.6 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company adopted ASU 2016-02, "Leases", and its related amendments on January 1, 2019 using a modified retrospective approach. The Company's leasing activities include leasing certain real estate and equipment, providing lease financing to commercial customers, and leasing office space to third parties. The Company adopted the package of practical expedients permitted within the new standard, along with the lease component expedient for all lease classes and the disclosure expedient. The Company uses the FHLB fixed-advance rate at lease commencement or remeasurement event based on the remaining lease term to calculate the liability for each lease.

Lessee
The Company primarily has operating leases for branches, office space, ATM locations, and certain equipment. As of March 31, 2019, the right-of-use asset, reported within premises and equipment, net, and lease liability, reported within other liabilities, recognized on the Company's consolidated balance sheets totaled $27.1 million and $27.8 million, respectively. For leases with a term of 12 months or less, an election was made not to recognize lease assets and lease liabilities for all asset classes, and to recognize lease expense for these leases on a straight-line basis over the lease term. Total lease cost for the three months ended March 31, 2019 was $1.8 million. The Company's leases have remaining terms of 1 year to 35 years, most of which contain renewal options. However, the renewal options are generally not included in the leased asset or liability because exercising the options are uncertain.

The maturities of operating leases are included in the table below.

(in thousands)	Operating Leases(a)
2019 (excluding the three months ended March 31, 2019)	$4,279
2020	5,034
2021	4,203
2022	3,725
2023	3,406
After 2023	14,878
Total lease payments	$35,525
Less: Interest(b)	7,719
Present value of lease liabilities	$27,806
(a) Excludes $2.1 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(b) Calculated using the interest rate for each lease.

The following table presents the average lease term and discount rate of operating leases.

March 31, 2019
Weighted-average remaining lease term	12.1 years
Weighted-average discount rate	3.76%

Supplemental cash flow information related to operating leases is included in the table below.

For the Three Months Ended March 31
(in thousands)	2019
Operating cash paid toward lease liabilities	$1,491
Leased assets obtained in exchange for new lease liabilities	$1,022

The Company adopted the new lease standard using the effective date as the date of initial application as noted above, and as required, the table below provides the disclosure for periods prior to adoption. Future minimum lease payments as of December 31, 2018 are shown below, which include leases that have not yet commenced.

(in thousands)
Year Ended December 31	Total
2019	$5,763
2020	4,817
2021	4,055
2022	3,598
2023	3,273
After	15,161
Total minimum lease payments	$36,667

Lessor
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options to renew or for the lessee to purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space in buildings owned by the Company to third parties and are classified as operating leases. The leases may include options to expand the leased space or renew the lease, and currently the leases have remaining terms of 1 year to 9 years.

The following table provides the components of lease income.

For the Three Months Ended March 31
(in thousands)	2019
Direct financing and sales-type leases	5,862
Operating leases(a)	1,906
Total lease income	$7,768
    (a) Includes rent of $19 thousand from Tower Properties Company, a related party.

The following table presents the components of the net investments in direct financing and sales-type leases.

(in thousands)	March 31, 2019
Lease payment receivable	$716,103
Unguaranteed residual assets	49,347
Total net investments in direct financing and sales-type leases	$765,450
Deferred origination cost	3,071
Total net investment included within business loans	$768,521

The maturities of lease receivables are included in the table below.

(in thousands)	Direct Financing and Sale-Type Leases	Operating Leases	Total
2019 (excluding the three months ended March 31, 2019)	$164,086	$5,555	$169,641
2020	182,611	7,051	189,662
2021	139,036	6,994	146,030
2022	101,070	13,329	114,399
2023	70,967	5,127	76,094
After 2023	121,057	13,467	134,524
Total lease receipts	778,827	$51,523	$830,350
Less: Net present value adjustment	62,724
Present value of lease receipts	$716,103

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2019	2018
Service cost - benefits earned during the period	$159	$153
Interest cost on projected benefit obligation	1,065	950
Expected return on plan assets	(1,196)	(1,437)
Amortization of prior service cost	(68)	(68)
Amortization of unrecognized net loss	586	592
Net periodic pension cost	$546	$190

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first three months of 2019, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

8. Common Stock *
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

	For the Three Months Ended March 31
(In thousands, except per share data)	2019	2018
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$97,138	$100,984
Less preferred stock dividends	2,250	2,250
Net income available to common shareholders	94,888	98,734
Less income allocated to nonvested restricted stock	944	1,121
Net income allocated to common stock	$93,944	$97,613
Weighted average common shares outstanding	110,011	110,916
Basic income per common share	$.85	$.88
Diluted income per common share:
Net income available to common shareholders	$94,888	$98,734
Less income allocated to nonvested restricted stock	943	1,118
Net income allocated to common stock	$93,945	$97,616
Weighted average common shares outstanding	110,011	110,916
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	290	348
Weighted average diluted common shares outstanding	110,301	111,264
Diluted income per common share	$.85	$.88

Unexercised stock appreciation rights of 282 thousand and 276 thousand were excluded from the computation of diluted income per common share for the three month periods ended March 31, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive.

In the Annual Meeting of the Shareholders, held on April 17, 2019, a proposal to increase the shares of Company common stock authorized for issuance under its articles of incorporation was approved. This approval increased the authorized shares from 120,000,000 to 140,000,000.
* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2018.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2019	$3,861	$(52,278)	$(23,107)	$6,855	$(64,669)
Other comprehensive income before reclassifications to current earnings	55	98,614	—	3,027	101,696
Amounts reclassified to current earnings from accumulated other comprehensive income	—	(694)	518	678	502
Current period other comprehensive income, before tax	55	97,920	518	3,705	102,198
Income tax expense	(14)	(24,479)	(129)	(926)	(25,548)
Current period other comprehensive income, net of tax	41	73,441	389	2,779	76,650
Balance March 31, 2019	$3,902	$21,163	$(22,718)	$9,634	$11,981
Balance January 1, 2018	$3,411	$30,326	$(19,629)	$—	$14,108
ASU 2018-02 Reclassification of tax rate change	715	6,359	(4,142)	—	2,932
ASU 2016-01 Reclassification of unrealized gain on equity securities	—	(33,320)	—	—	(33,320)
Other comprehensive loss before reclassifications to current earnings	(8)	(98,081)	—	—	(98,089)
Amounts reclassified to current earnings from accumulated other comprehensive income	68	(212)	524	—	380
Current period other comprehensive income (loss), before tax	60	(98,293)	524	—	(97,709)
Income tax (expense) benefit	(15)	24,572	(131)	—	24,426
Current period other comprehensive income (loss), net of tax	45	(73,721)	393	—	(73,283)
Transfer of unrealized gain on securities for which impairment was not previously recognized	12	(12)	—	—	—
Balance March 31, 2018	$4,183	$(70,368)	$(23,378)	$—	$(89,563)
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2019
Net interest income	$76,897	$85,848	$11,676	$174,421	$29,067	$203,488
Provision for loan losses	(11,049)	(618)	33	(11,634)	(829)	(12,463)
Non-interest income	29,171	47,915	44,332	121,418	(178)	121,240
Investment securities losses, net	—	—	—	—	(925)	(925)
Non-interest expense	(73,508)	(76,838)	(30,892)	(181,238)	(10,187)	(191,425)
Income before income taxes	$21,511	$56,307	$25,149	$102,967	$16,948	$119,915
Three Months Ended March 31, 2018
Net interest income	$71,021	$82,584	$11,445	$165,050	$27,842	$192,892
Provision for loan losses	(10,373)	180	(64)	(10,257)	(139)	(10,396)
Non-interest income	30,216	49,209	42,103	121,528	(1,838)	119,690
Investment securities gains, net	—	—	—	—	5,410	5,410
Non-interest expense	(69,919)	(72,778)	(31,825)	(174,522)	(7,755)	(182,277)
Income before income taxes	$20,945	$59,195	$21,659	$101,799	$23,520	$125,319

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At March 31, 2019, with the exception of the interest rate floors (discussed below), the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	March 31, 2019	December 31, 2018
Interest rate swaps	$2,007,799	$2,006,280
Interest rate floors	1,000,000	1,000,000
Interest rate caps	61,696	62,163
Credit risk participation agreements	142,266	143,460
Foreign exchange contracts	6,710	6,206
Mortgage loan commitments	22,496	14,544
Mortgage loan forward sale contracts	2,657	5,768
Forward TBA contracts	33,503	16,500
Total notional amount	$3,277,127	$3,254,921

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

As of March 31, 2019, the Company has entered into interest rate floors with a combined notional value of $1.0 billion, to hedge the risk of declining interest rates on certain floating rate commercial loans. The premiums paid for these floors totaled $20.7 million with purchased strike rates that ranged from 2.50% to 2.25%. As of March 31, 2019, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is approximately 6.4 years, and the floors are forward starting, beginning in 2020. The interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of the interest rate floors are recorded in AOCI, net of the amortization of the premium paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of March 31, 2019, net deferred gains on the interest rate floors totaled $12.8 million (pre-tax) and was recorded in AOCI in the consolidated balance sheet. As of March 31, 2019, it is expected that $2.8 million (pre-tax) of interest rate floor premium amortization will be reclassified from AOCI into earnings over the next twelve months.

In April 2019, the Company entered into an additional interest rate floor with a notional value of $500.0 million and a premium paid of $10.7 million with a purchased strike rate of 2.0%. The floor is forward starting, beginning in 2020 and matures in 2026.

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

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 16 on Fair Value Measurements in the 2018 Annual Report on Form 10-K.

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. Effective January 2017, certain collateral posted to and from the Company's clearing counterparty has been offset against the fair values of cleared swaps, such that at March 31, 2019 in the table below, the positive fair values of cleared swaps were reduced by $3.8 million and the negative fair values of cleared swaps were reduced by $12.4 million. At December 31, 2018, the positive fair values of cleared swaps were reduced by $8.1 million and the negative fair values of cleared swaps were reduced by $6.5 million.

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2019	Dec. 31, 2018
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$32,058	$29,031	$—	$—
Total derivatives designated as hedging instruments	$32,058	$29,031	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$18,641	$11,537	$(9,970)	$(13,110)
Interest rate caps	8	24	(8)	(24)
Credit risk participation agreements	92	47	(110)	(93)
Foreign exchange contracts	44	20	(16)	(8)
Mortgage loan commitments	823	536	—	—
Mortgage loan forward sale contracts	22	15	—	(8)
Forward TBA contracts	3	—	(196)	(178)
Total derivatives not designated as hedging instruments	$19,633	$12,179	$(10,300)	$(13,421)
Total	$51,691	$41,210	$(10,300)	$(13,421)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	For the Three Months Ended				For the Three Months Ended
	March 31, 2019				March 31, 2019
(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
Derivatives in cash flow hedging relationships:
Interest rate floors*	$3,027	$10,873	$(7,846)	Interest and fees on loans	$(678)	$—	$(678)
Total	$3,027	$10,873	$(7,846)		$(678)	$—	$(678)
* No hedging relationship existed during the three months ended March 31, 2018.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2019	2018
Derivative instruments:
Interest rate swaps	Other non-interest income	$303	$505
Credit risk participation agreements	Other non-interest income	28	164
Foreign exchange contracts	Other non-interest income	16	9
Mortgage loan commitments	Loan fees and sales	287	1
Mortgage loan forward sale contracts	Loan fees and sales	16	—
Forward TBA contracts	Loan fees and sales	(266)	542
Total		$384	$1,221

The following table shows the extent to which assets and liabilities relating to derivative instruments have been offset in the consolidated balance sheets. It also provides information about these instruments which are subject to an enforceable master netting arrangement, irrespective of whether they are offset, and the extent to which the instruments could potentially be offset. Also shown is collateral received or pledged in the form of other financial instruments, which is generally cash or marketable securities. The collateral amounts in this table are limited to the outstanding balances of the related asset or liability (after netting is applied); thus, amounts of excess collateral are not shown. Most of the derivatives in the following table were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default.

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
March 31, 2019
Assets:
Derivatives subject to master netting agreements	50,792	—	50,792	(4,695)	(28,385)	17,712
Derivatives not subject to master netting agreements	899	—	899
Total derivatives	51,691	—	51,691
Liabilities:
Derivatives subject to master netting agreements	10,203	—	10,203	(4,695)	(199)	5,309
Derivatives not subject to master netting agreements	97	—	97
Total derivatives	10,300	—	10,300
December 31, 2018
Assets:
Derivatives subject to master netting agreements	$40,613	$—	$40,613	$(2,992)	$(26,174)	$11,447
Derivatives not subject to master netting agreements	597	—	597
Total derivatives	41,210	—	41,210
Liabilities:
Derivatives subject to master netting agreements	$13,333	$—	$13,333	$(2,992)	$(261)	$10,080
Derivatives not subject to master netting agreements	88	—	88
Total derivatives	13,421	—	13,421

12. Resale and Repurchase Agreements
The following table shows the extent to which assets and liabilities relating to securities purchased under agreements to resell (resale agreements) and securities sold under agreements to repurchase (repurchase agreements) have been offset in the consolidated balance sheets, in addition to the extent to which they could potentially be offset. Also shown is collateral received or pledged, which consists of marketable securities. The collateral amounts in the table are limited to the outstanding balances of the related asset or liability (after netting is applied); thus, amounts of excess collateral are not shown. The agreements in the following table were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default.

Resale and repurchase agreements are agreements to purchase/sell securities subject to an obligation to resell/repurchase the same or similar securities. They are accounted for as collateralized financing transactions, not as sales and purchases of the securities portfolio. The securities collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party but is usually delivered to and held by third party trustees. The Company generally retains custody of securities pledged for repurchase agreements with customers.

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $300.0 million at March 31, 2019 and $450.0 million at December 31, 2018. At March 31, 2019, the Company had posted collateral of $312.2 million in marketable securities, consisting of agency mortgage-backed bonds and treasuries, and had accepted $302.3 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
March 31, 2019
Total resale agreements, subject to master netting arrangements	$1,000,000	$(300,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,760,376	(300,000)	1,460,376	—	(1,460,376)	—
December 31, 2018
Total resale agreements, subject to master netting arrangements	$1,150,000	$(450,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,393,219	(450,000)	1,943,219	—	(1,943,219)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2019 and December 31, 2018, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2019
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$280,854	$101,727	$—	$382,581
Government-sponsored enterprise obligations	47,900	—	—	47,900
Agency mortgage-backed securities	702,596	75,702	211,750	990,048
Non-agency mortgage-backed securities	135,495	—	—	135,495
Asset-backed securities	67,987	40,000	—	107,987
Other debt securities	96,365	—	—	96,365
Total repurchase agreements, gross amount recognized	$1,331,197	$217,429	$211,750	$1,760,376
December 31, 2018
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$387,541	$150,000	$100,000	$637,541
Government-sponsored enterprise obligations	18,466	—	—	18,466
Agency mortgage-backed securities	882,744	31,774	213,752	1,128,270
Non-agency mortgage-backed securities	187,740	—	—	187,740
Asset-backed securities	322,680	—	—	322,680
Other debt securities	98,522	—	—	98,522
Total repurchase agreements, gross amount recognized	$1,897,693	$181,774	$313,752	$2,393,219

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.5 million and $3.3 million in the three months ended March 31, 2019 and 2018, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2019, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	1,180,940	$43.24
Granted	178,446	61.87
Vested	(291,519)	32.68
Forfeited	(3,246)	49.41
Nonvested at March 31, 2019	1,064,621	$49.23

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

Weighted per share average fair value at grant date	$11.92
Assumptions:
Dividend yield	1.7%
Volatility	19.8%
Risk-free interest rate	2.6%
Expected term	6.0 years

A summary of SAR activity during the first three months of 2019 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,066,438	$40.22
Granted	186,825	61.76
Forfeited	(1,479)	51.16
Expired	(682)	41.81
Exercised	(95,934)	34.27
Outstanding at March 31, 2019	1,155,168	$44.19	7.1 years	$16,717

14. Revenue from Contracts with Customers
The core principle of ASU 2014-09, "Revenue from Contracts with Customers," is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the three months ended March 31, 2019, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended March 31
(In thousands)	2019	2018
Bank card transaction fees	$39,644	$41,453
Trust fees	37,256	36,062
Deposit account charges and other fees	23,018	22,982
Consumer brokerage services	3,747	3,768
Other non-interest income	8,372	7,311
Total non-interest income from contracts with customers	112,037	111,576
Other non-interest income (a)	9,203	8,114
Total non-interest income	$121,240	$119,690
(a) This revenue is not within the scope of ASU 2014-09, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.
For bank card transaction fees, the majority of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments each contribute approximately half of the Company's deposit account charge revenue. All trust fees and nearly all of the consumer brokerage services income are earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the three month periods ended March 31, 2019 and 2018 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Bank card transaction fees	$11,016	$13,035	$10,978	$13,315
Trust fees	2,720	2,721	3,116	2,802
Deposit account charges and other fees	5,265	6,107	4,682	5,597
Consumer brokerage services	526	559	690	380

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

The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2018 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the March 31, 2019 and December 31, 2018 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2019 or the year ended December 31, 2018.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets:
Residential mortgage loans held for sale	$8,908	$—	$8,908	$—
Available for sale debt securities:
U.S. government and federal agency obligations	877,921	877,921	—	—
Government-sponsored enterprise obligations	197,979	—	197,979	—
State and municipal obligations	1,274,200	—	1,259,671	14,529
Agency mortgage-backed securities	3,412,399	—	3,412,399	—
Non-agency mortgage-backed securities	1,060,008	—	1,060,008	—
Asset-backed securities	1,470,516	—	1,470,516	—
Other debt securities	334,867	—	334,867	—
Trading debt securities	30,427	—	30,427	—
Equity securities	2,808	2,808	—	—
Private equity investments	85,877	—	—	85,877
Derivatives *	51,691	—	50,776	915
Assets held in trust for deferred compensation plan	14,897	14,897	—	—
Total assets	8,822,498	895,626	7,825,551	101,321
Liabilities:
Derivatives *	10,300	—	10,190	110
Liabilities held in trust for deferred compensation plan	14,897	14,897	—	—
Total liabilities	$25,197	$14,897	$10,190	$110
December 31, 2018
Assets:
Residential mortgage loans held for sale	$13,529	$—	$13,529	$—
Available for sale debt securities:
U.S. government and federal agency obligations	907,652	907,652	—	—
Government-sponsored enterprise obligations	195,778	—	195,778	—
State and municipal obligations	1,328,039	—	1,313,881	14,158
Agency mortgage-backed securities	3,214,985	—	3,214,985	—
Non-agency mortgage-backed securities	1,047,716	—	1,047,716	—
Asset-backed securities	1,511,614	—	1,511,614	—
Other debt securities	332,257	—	332,257	—
Trading debt securities	27,059	—	27,059	—
Equity securities	2,585	2,585	—	—
Private equity investments	85,659	—	—	85,659
Derivatives *	41,210	—	40,627	583
Assets held in trust for deferred compensation plan	12,968	12,968	—	—
Total assets	8,721,051	923,205	7,697,446	100,400
Liabilities:
Derivatives *	13,421	—	13,328	93
Liabilities held in trust for deferred compensation plan	12,968	12,968	—	—
Total liabilities	$26,389	$12,968	$13,328	$93
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2019
Balance January 1, 2019	$14,158	$85,659	$490	$100,307
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,842)	315	(1,527)
Included in other comprehensive income *	364	—	—	364
Discount accretion	7	—	—	7
Purchases of private equity investments	—	2,060	—	2,060
Balance March 31, 2019	$14,529	$85,877	$805	$101,211
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2019	$—	$(1,842)	$851	$(991)
For the three months ended March 31, 2018
Balance January 1, 2018	$17,016	$55,752	$503	$73,271
Total gains or losses (realized/unrealized):
Included in earnings	—	4,305	165	4,470
Included in other comprehensive income *	133	—	—	133
Discount accretion	9	—	—	9
Purchases of private equity investments	—	4,879	—	4,879
Sale/pay down of private equity investments	—	(20)	—	(20)
Capitalized interest/dividends	—	35	—	35
Sale of risk participation agreement	—	—	(148)	(148)
Balance March 31, 2018	$17,158	$64,951	$520	$82,629
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2018	$—	$4,305	$745	$5,050
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2019
Total gains or losses included in earnings	$287	$28	$(1,842)	$(1,527)
Change in unrealized gains or losses relating to assets still held at March 31, 2019	$823	$28	$(1,842)	$(991)
For the three months ended March 31, 2018
Total gains or losses included in earnings	$2	$163	$4,305	$4,470
Change in unrealized gains or losses relating to assets still held at March 31, 2018	$582	$163	$4,305	$5,050

Level 3 Inputs

The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $14.5 million at March 31, 2019, while private equity investments, included in other securities, totaled $85.9 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period	4	-	5 years
		Estimated market rate	3.4%	-	4.3%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0
Mortgage loan commitments	Discounted cash flow	Probability of funding	50.8%	-	99.1%	79.3%
		Embedded servicing value	.6%	-	2.4%	1.3%

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first three months of 2019 and 2018, and still held as of March 31, 2019 and 2018, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2019 and 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2019
Collateral dependent impaired loans	$129	$—	$—	$129	$170
Mortgage servicing rights	6,341	—	—	6,341	(260)
Long-lived assets	134	—	—	134	(14)

March 31, 2018
Collateral dependent impaired loans	$39	$—	$—	$39	$(12)
Mortgage servicing rights	5,105	—	—	5,105	9
Long-lived assets	914	—	—	914	(552)

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

The Company prospectively adopted ASU 2016-01 on January 1, 2018. In accordance with its requirements, the fair value of loans as of March 31, 2019 and December 31, 2018 were measured using an exit price notion.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2019 and December 31, 2018:

	Carrying Amount	Estimated Fair Value at March 31, 2019
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,175,541	$—	$—	$5,110,404	$5,110,404
Real estate - construction and land	925,269	—	—	922,877	922,877
Real estate - business	2,859,614	—	—	2,847,793	2,847,793
Real estate - personal	2,125,087	—	—	2,076,475	2,076,475
Consumer	1,893,212	—	—	1,851,010	1,851,010
Revolving home equity	364,010	—	—	359,856	359,856
Consumer credit card	772,396	—	—	720,563	720,563
Overdrafts	5,593	—	—	3,994	3,994
Total loans	14,120,722	—	—	13,892,972	13,892,972
Loans held for sale	20,085	—	20,085	—	20,085
Investment securities	8,792,515	880,729	7,765,867	145,919	8,792,515
Federal funds sold	250	250	—	—	250
Securities purchased under agreements to resell	700,000	—	—	700,588	700,588
Interest earning deposits with banks	166,077	166,077	—	—	166,077
Cash and due from banks	428,018	428,018	—	—	428,018
Derivative instruments	51,691	—	50,776	915	51,691
Assets held in trust for deferred compensation plan	14,897	14,897	—	—	14,897
Total	$24,294,255	$1,489,971	$7,836,728	$14,740,394	$24,067,093
Financial Liabilities
Non-interest bearing deposits	$6,298,724	$6,298,724	$—	$—	$6,298,724
Savings, interest checking and money market deposits	11,799,346	11,799,346	—	—	11,799,346
Certificates of deposit	1,876,283	—	—	1,887,103	1,887,103
Federal funds purchased	262,375	262,375	—	—	262,375
Securities sold under agreements to repurchase	1,460,376	—	—	1,461,343	1,461,343
Other borrowings	1,932	—	1,035	897	1,932
Derivative instruments	10,300	—	10,190	110	10,300
Liabilities held in trust for deferred compensation plan	14,897	14,897	—	—	14,897
Total	$21,724,233	$18,375,342	$11,225	$3,349,453	$21,736,020

	Carrying Amount	Estimated Fair Value at December 31, 2018
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,106,427	$—	$—	$5,017,694	$5,017,694
Real estate - construction and land	869,659	—	—	868,274	868,274
Real estate - business	2,875,788	—	—	2,846,095	2,846,095
Real estate - personal	2,127,083	—	—	2,084,370	2,084,370
Consumer	1,955,572	—	—	1,916,627	1,916,627
Revolving home equity	376,399	—	—	365,069	365,069
Consumer credit card	814,134	—	—	756,651	756,651
Overdrafts	15,236	—	—	11,223	11,223
Total loans	14,140,298	—	—	13,866,003	13,866,003
Loans held for sale	20,694	—	20,694	—	20,694
Investment securities	8,698,666	910,237	7,643,290	145,139	8,698,666
Federal funds sold	3,320	3,320	—	—	3,320
Securities purchased under agreements to resell	700,000	—	—	693,228	693,228
Interest earning deposits with banks	689,876	689,876	—	—	689,876
Cash and due from banks	507,892	507,892	—	—	507,892
Derivative instruments	41,210	—	40,627	583	41,210
Assets held in trust for deferred compensation plan	12,968	12,968	—	—	12,968
Total	$24,814,924	$2,124,293	$7,704,611	$14,704,953	$24,533,857
Financial Liabilities
Non-interest bearing deposits	$6,980,298	$6,980,298	$—	$—	$6,980,298
Savings, interest checking and money market deposits	11,685,239	11,685,239	—	—	11,685,239
Certificates of deposit	1,658,122	—	—	1,663,748	1,663,748
Federal funds purchased	13,170	13,170	—	—	13,170
Securities sold under agreements to repurchase	1,943,219	—	—	1,944,458	1,944,458
Other borrowings	8,702	—	7,751	951	8,702
Derivative instruments	13,421	—	13,328	93	13,421
Liabilities held in trust for deferred compensation plan	12,968	12,968	—	—	12,968
Total	$22,315,139	$18,691,675	$21,079	$3,609,250	$22,322,004

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at March 31, 2019, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2018 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2019 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2018 Annual Report on Form 10-K.

Critical Accounting Policies
The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2018 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2018.

Selected Financial Data

	Three Months Ended March 31
	2019	2018
Per Share Data
Net income per common share — basic	$.85	$.88	*
Net income per common share — diluted	.85	.88	*
Cash dividends on common stock	.260	.224	*
Book value per common share	26.18	22.88	*
Market price	58.06	57.06	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	70.96%	69.09%
Non-interest bearing deposits to total deposits	31.88	33.85
Equity to loans (1)	21.06	19.49
Equity to deposits	14.95	13.47
Equity to total assets	11.93	11.02
Return on total assets	1.58	1.66
Return on common equity	13.64	15.58
(Based on end-of-period data)
Non-interest income to revenue (2)	37.34	38.29
Efficiency ratio (3)	58.76	58.21
Tier I common risk-based capital ratio	14.39	13.26
Tier I risk-based capital ratio	15.15	14.02
Total risk-based capital ratio	16.00	14.87
Tangible common equity to tangible assets ratio (4)	11.06	9.88
Tier I leverage ratio	11.67	10.83

* Restated for the 5% stock dividend distributed in December 2018.
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

	March 31
(Dollars in thousands)	2019	2018
Total equity	$3,043,213	$2,705,728
Less non-controlling interest	5,458	2,606
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	2,170	2,788
Total tangible common equity (a)	$2,751,880	$2,416,629
Total assets	$25,033,471	$24,611,242
Less goodwill	138,921	138,921
Less core deposit premium	2,170	2,788
Total tangible assets (b)	$24,892,380	$24,469,533
Tangible common equity to tangible assets ratio (a)/(b)	11.06%	9.88%

Results of Operations

Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	% change
Net interest income	$203,488	$192,892	$10,596	5.5%
Provision for loan losses	(12,463)	(10,396)	2,067	19.9
Non-interest income	121,240	119,690	1,550	1.3
Investment securities gains (losses), net	(925)	5,410	(6,335)	N.M.
Non-interest expense	(191,425)	(182,277)	9,148	5.0
Income taxes	(22,860)	(23,258)	(398)	(1.7)
Non-controlling interest (expense) income	83	(1,077)	(1,160)	N.M.
Net income attributable to Commerce Bancshares, Inc.	97,138	100,984	(3,846)	(3.8)
Preferred stock dividends	(2,250)	(2,250)	—	—
Net income available to common shareholders	$94,888	$98,734	$(3,846)	(3.9)%
N.M. - Not meaningful.

For the quarter ended March 31, 2019, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $97.1 million, a decrease of $3.8 million, or 3.8%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.58%, the annualized return on average common equity was 13.64%, and the efficiency ratio was 58.76%. Diluted earnings per common share was $.85, a decrease of 3.4% compared to $.88 per share in the first quarter of 2018 and a decrease of 11.5% compared to $.96 per share in the previous quarter.

Compared to the first quarter of last year, net interest income increased $10.6 million, or 5.5%, mainly due to growth of $19.4 million in interest income on loans, coupled with an increase of $2.2 million in interest income on investment securities. These increases in net interest income were partly offset by an increase of $11.3 million in deposits and borrowings interest expense. The provision for loan losses totaled $12.5 million for the current quarter, representing an increase of $2.1 million over the first quarter of 2018. Non-interest income increased $1.6 million, or 1.3%, compared to the first quarter of 2018, mainly due to growth in trust, cash sweep and loan fee income, partly offset by lower net bank card fees. Non-interest expense increased $9.1 million, or 5.0%, over the first quarter of 2018 primarily due to increases in salaries and benefits, data processing and marketing expense, partly offset by lower deposit insurance expense.

Net investment securities losses totaled $925 thousand in the current quarter compared to gains of $5.4 million in the same quarter last year. Current quarter losses were primarily comprised of $1.8 million in unrealized fair value losses on the Company's private equity investment portfolio, partly offset by net gains of $694 thousand from sales of investment securities.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2019 vs. 2018
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$1,340	$7,409	$8,749
Real estate - construction and land	(519)	2,318	1,799
Real estate - business	1,305	3,890	5,195
Real estate - personal	537	1,003	1,540
Consumer	(1,498)	2,250	752
Revolving home equity	(228)	837	609
Consumer credit card	698	224	922
Overdrafts	—	—	—
Total interest on loans	1,635	17,931	19,566
Loans held for sale	10	20	30
Investment securities:
U.S. government and federal agency securities	(38)	(3,007)	(3,045)
Government-sponsored enterprise obligations	(935)	256	(679)
State and municipal obligations	(1,732)	432	(1,300)
Mortgage-backed securities	2,808	1,422	4,230
Asset-backed securities	292	2,222	2,514
Other securities	51	130	181
Total interest on investment securities	446	1,455	1,901
Federal funds sold and short-term securities purchased under
agreements to resell	(161)	14	(147)
Long-term securities purchased under agreements to resell	—	(356)	(356)
Interest earning deposits with banks	177	569	746
Total interest income	2,107	19,633	21,740
Interest expense:
Deposits:
Savings	17	(15)	2
Interest checking and money market	54	3,957	4,011
Certificates of deposit of less than $100,000	(27)	624	597
Certificates of deposit of $100,000 and over	433	2,730	3,163
Total interest on deposits	477	7,296	7,773
Federal funds purchased and securities sold under
agreements to repurchase	593	2,915	3,508
Other borrowings	(5)	(2)	(7)
Total interest expense	1,065	10,209	11,274
Net interest income, tax equivalent basis	$1,042	$9,424	$10,466

Net interest income in the first quarter of 2019 was $203.5 million, an increase of $10.6 million over the first quarter of 2018. On a tax equivalent (T/E) basis, net interest income totaled $207.1 million in the first quarter of 2019, up $10.5 million over the same period last year and down $9.2 million from the previous quarter. The increase in net interest income compared to the first quarter of 2018 was mainly due to higher interest income on loans (T/E) of $19.6 million. The increase in interest on loans was mainly a result of higher yields on all loan products, especially commercial loans, many of which have variable rates. Total interest income on investment securities (T/E) increased $1.9 million over the first quarter of 2018 due to increases in the average rate earned and average investment securities balances, partly offset by a decline of $4.0 million in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). The Company's net yield on earning assets (T/E) was 3.52% in the current quarter compared to 3.37% in the first quarter of 2018.

Total interest income (T/E) increased $21.7 million over the first quarter of 2018. Interest income on loans (T/E) was $168.0 million during the first quarter of 2019, and increased $19.6 million, or 13.2%, over the same quarter last year. The increase was primarily due to an increase of 52 basis points in average rates earned, supplemented by growth of $151.4 million, or 1.1%, in average loan balances. Most of the increase in interest income occurred in the business, business real estate, construction, and personal real estate loan categories. The largest increase to interest income occurred in business loan interest, which grew $8.7 million due to a 59 basis point increase in the average rate earned, coupled with higher average balances of $150.3 million, or 3.0%. Construction loan interest grew $1.8 million due to a 104 basis point increase in the average rate earned, partly offset by a decrease in average balances of $44.9 million, or 4.7%. Business real estate loan interest increased $5.2 million due to an increase of 55 basis points in the average rate earned and an increase in average balances of $130.4 million, or 4.8%. Personal real estate loan interest increased $1.5 million due to an increase of $57.3 million, or 2.8%, in average balances, and an increase of 20 basis points in the average rate earned. Interest on consumer loans increased $752 thousand over the same period last year as the average rate increased 48 basis points, but was partly offset by a decline of $143.0 million in average balances (mainly auto loans). In addition, interest on consumer credit card loans grew $922 thousand over the same quarter last year, as average balances increased $23.5 million and the average rate earned increased 12 basis points.

Interest income on investment securities (T/E) was $57.5 million during the first quarter of 2019, which was an increase of $1.9 million over the same quarter last year. The largest increase in interest income occurred in mortgage-backed securities, which grew $4.2 million and resulted from an increase of $434.5 million in average balances and a 14 basis point increase in the average rate earned. Interest income on asset-backed securities increased $2.5 million due to growth in the average rate earned of 59 basis points and higher average balances of $56.1 million. Adjustments to premium amortization expense, due to slowing prepayment speeds on various mortgage-backed and asset-backed securities, increased interest income $72 thousand in the current quarter, compared to $1.5 million in the same quarter last year. These increases were partly offset by lower interest income on U.S. government & federal agency obligations, which declined $3.0 million mainly due to lower TIPS interest income. Interest income related to TIPS, which is tied to the Consumer Price Index, decreased $4.0 million in the first quarter of 2019 from interest income of $2.0 million in the prior quarter. Interest income on state & municipal obligations declined $1.3 million due to lower average balances of $229.9 million, partly offset by an increase in the average rate earned of 13 basis points. Interest income on government-sponsored enterprise obligations declined $679 thousand mainly due to a decline of $206.2 million in average balances, partly offset by growth of 51 basis points in the average rate earned. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.8 billion in the first quarter of 2019, compared to $8.7 billion in the first quarter of 2018.

Interest income on long-term securities purchased under agreements to resell decreased $356 thousand from the first quarter of 2018, due to a decline in the average rate earned of 20 basis points. Interest income on balances at the Federal Reserve increased $746 thousand due to a 73 basis point increase in the average rate earned and a $42.7 million increase in the average balance invested.

The average tax equivalent yield on total interest earning assets was 3.93% in the first quarter of 2019, up from 3.59% in the first quarter of 2018.

Total interest expense increased $11.3 million compared to the first quarter of 2018 due to a $7.8 million increase in interest expense on interest bearing deposits and a $3.5 million increase in interest expense on borrowings. The increase in deposit expense resulted mainly from a 23 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $4.0 million mainly due an increase of 15 basis points in the average rate paid. In addition, interest expense on C.D.'s of $100,000 and over rose $3.2 million due to a 90 basis point increase in average rates paid coupled with higher average balances. Interest expense on borrowings increased due to higher rates paid on customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .65% and .36% in the first quarters of 2019 and 2018, respectively.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	% change
Bank card transaction fees	$39,644	$41,453	$(1,809)	(4.4)%
Trust fees	37,256	36,062	1,194	3.3
Deposit account charges and other fees	23,018	22,982	36.2
Capital market fees	1,879	2,291	(412)	(18.0)
Consumer brokerage services	3,747	3,768	(21)	(.6)
Loan fees and sales	3,309	2,862	447	15.6
Other	12,387	10,272	2,115	20.6
Total non-interest income	$121,240	$119,690	$1,550	1.3%
Non-interest income as a % of total revenue*	37.3%	38.3%
* Total revenue includes net interest income and non-interest income.

For the first quarter of 2019, total non-interest income amounted to $121.2 million compared with $119.7 million in the same quarter last year, which was an increase of $1.6 million, or 1.3%. The increase was mainly due to growth in trust, cash sweep and loan fee income, partly offset by lower net bank card fees.

Bank card transaction fees for the current quarter decreased $1.8 million, or 4.4%, from the same period last year. Net corporate card fees declined $1.3 million, or 5.5%, from the same quarter last year mainly due to higher rewards and network expense. Net debit card fees declined $260 thousand, or 2.8%, due to lower interchange income. Overall net merchant income declined $287 thousand due to lower interchange fees and higher network expense, while net credit card fees increased slightly on higher interchange revenue. Total net bank card fees this quarter were comprised of fees on corporate card ($22.8 million), debit card ($9.1 million), merchant ($4.5 million) and credit card ($3.2 million) transactions. The table below is a summary of bank card transaction fees for the three month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	% change
Net debit card fees	$9,131	$9,391	$(260)	(2.8)%
Net credit card fees	3,157	3,101	56	1.8
Net merchant fees	4,507	4,793	(286)	(6.0)
Net corporate card fees	22,849	24,168	(1,319)	(5.5)
Total bank card transaction fees	$39,644	$41,453	$(1,809)	(4.4)%

Trust fees for the quarter increased $1.2 million, or 3.3%, over the same quarter last year, resulting mainly from growth in private client trust fees, which were up $1.3 million, or 4.7%. Compared to the same period last year, deposit account fees increased slightly due to growth in corporate cash management fees, offset by lower overdraft and return item fees. Capital market fees declined $412 thousand on lower trading securities income, while loan fees and sales increased $447 thousand, or 15.6%, mainly due to higher mortgage banking revenue. Other non-interest income increased $2.1 million compared to the same quarter last year, mainly due to higher cash sweep fees, which increased $1.3 million, or 59.0%, to $3.4 million. In addition, fair value adjustments on the Company's deferred compensation plan assets, which are held in a trust and recorded as both an asset and a liability, increased $1.4 million over the same quarter last year, affecting both other income and other expense. These increases were partly offset by lower interest rate swap and tax credit sales fees.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2019	2018
Net gains (losses) on sales of available for sale debt securities	$694	$212
Fair value adjustments of private equity investments, net	(1,842)	4,305
Fair value adjustments on equity securities, net	223	947
Other	—	(54)
Total investment securities gains (losses), net	$(925)	$5,410

Net gains and losses on investment securities which were recognized in earnings during the three months ended March 31, 2019 and 2018 are shown in the table above. Net securities losses of $925 thousand were reported in the first quarter of 2019, compared to net gains of $5.4 million in the same period last year. The net losses in the first quarter of 2019 were mainly comprised of $1.8 million of net losses in fair value on the Company’s private equity investments, partly offset by net gains of $692 thousand on sales of available for sale debt securities. The net gains on investment securities for the same quarter last year resulted from $4.3 million of net gains in fair value on the Company’s holdings of private equity investments and net gains in fair value of $947 thousand on equity securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $306 thousand during the first three months of 2019 and expense of $861 thousand during the first three months of 2018.

Included in gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. There were no impairment losses on these securities in the first three months of 2019, compared to an impairment of $68 thousand in the same period last year.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	% change
Salaries and employee benefits	$122,128	$115,894	$6,234	5.4%
Net occupancy	11,501	11,584	(83)	(.7)
Equipment	4,471	4,431	40.9
Supplies and communication	5,162	5,313	(151)	(2.8)
Data processing and software	22,260	20,690	1,570	7.6
Marketing	5,900	4,805	1,095	22.8
Deposit insurance	1,710	3,457	(1,747)	(50.5)
Community service	803	729	74	10.2
Other	17,490	15,374	2,116	13.8
Total non-interest expense	$191,425	$182,277	$9,148	5.0%

Non-interest expense for the first quarter of 2019 amounted to $191.4 million, an increase of $9.1 million, or 5.0%, compared with $182.3 million in the first quarter of last year. The increase in expense over the same period last year was primarily due to higher salaries and benefits expense but also included several non-recurring items totaling $3.2 million, mainly recorded in other non-interest expense. Excluding these non-recurring items, non-interest expense reflected a core growth rate of 3.2% this quarter over the first quarter of 2018.

Salaries expense increased $5.0 million, or 5.3%, mainly due to higher full-time salary costs. Employee benefits expense totaled $22.1 million, reflecting growth of $1.2 million, or 5.8%, mainly as a result of higher medical costs. Full-time equivalent employees totaled 4,841 at March 31, 2019 compared to 4,799 at March 31, 2018. Supplies and communication expense declined $151 thousand, or 2.8%, mainly due to lower data network expense, while data processing expense increased $1.6 million, or 7.6%, due to higher costs for service providers and software expense. Marketing costs increased $1.1 million, or 22.8%, mainly due to increased marketing efforts for consumer deposit customers and healthcare banking initiatives. Deposit insurance expense declined $1.7 million, or 50.5%, from the first quarter of last year due to reduced FDIC insurance rates. Additionally, other non-interest expense increased $2.1 million, or 13.8%, compared to the previous year mainly due to the previously mentioned fair value equity adjustments of $1.4 million on the deferred compensation plan assets and other non-recurring items. Higher costs were also recorded in professional fees, while loan collection and repossessed property costs were lower.

Provision and Allowance for Loan Losses

	Three Months Ended
(In thousands)	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018
Provision for loan losses	$12,463	$12,256	$10,396
Net loan charge-offs (recoveries):
Commercial:
Business	447	1,748	(14)
Real estate-construction and land	(16)	(183)	(36)
Real estate-business	(37)	(91)	(205)
Commercial net loan charge-offs (recoveries)	394	1,474	(255)
Personal Banking:
Real estate-personal	101	(144)	57
Consumer	1,924	2,805	2,528
Revolving home equity	19	—	56
Consumer credit card	8,958	7,421	7,566
Overdrafts	317	500	444
Personal banking net loan charge-offs	11,319	10,582	10,651
Total net loan charge-offs	$11,713	$12,056	$10,396

	Three Months Ended
	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.04%	.14%	—%
Real estate-construction and land	(.01)	(.08)	(.02)
Real estate-business	(.01)	(.01)	(.03)
Commercial net loan charge-offs (recoveries)	.02	.07	(.01)
Personal Banking:
Real estate-personal	.02	(.03)	.01
Consumer	.40	.57	.49
Revolving home equity	.02	—	.06
Consumer credit card	4.65	3.73	4.05
Overdrafts	30.57	37.59	38.91
Personal banking net loan charge-offs	.88	.80	.82
Total annualized net loan charge-offs	.34%	.34%	.30%
* as a percentage of average loans (excluding loans held for sale)

The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of a specific allowance component based on certain individually evaluated loans and a general component based on estimates of allowances for pools of loans. The Company's policies and processes for determining the allowance for loan losses are discussed in Note 1 to the consolidated financial statements and in the Allowance for Loan Losses discussion in Item 7 of the 2018 Annual Report on Form 10-K.

Net loan charge-offs in the first quarter of 2019 amounted to $11.7 million, compared with $12.1 million in the prior quarter and $10.4 million in the first quarter of last year. During the first quarter of 2019, the Company recorded net charge-offs on commercial loans of $394 thousand, compared to net loan charge-offs of $1.5 million in the prior quarter. The decrease in commercial net loan charge-offs was primarily driven by a $1.3 million decrease in net charge-offs on business loans this quarter compared to the fourth quarter of 2018. In addition to declines in commercial net loan charge-offs, net charge-offs on consumer loans decreased $881 thousand in the first quarter of 2019 compared to the prior quarter. These decreases were partially offset by an increase of $1.5 million in net charge-offs on consumer credit card loans in the first quarter of 2019 compared to the prior quarter. Also, the Company recorded net loan charge-offs on personal real estate loans of $101 thousand, compared to net recoveries of $144 thousand in the prior quarter.

For the three months ended March 31, 2019, annualized net charge-offs on average consumer credit card loans totaled 4.65%, compared to 3.73% in the previous quarter and 4.05% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .40%, compared to .57% in the prior quarter and .49% in the same period last year.  Annualized net charge-offs on personal real estate loans also remained low this quarter.  In the first quarter of 2019, total annualized net loan charge-offs were .34%, unchanged from the previous quarter, and were .30% in the same period last year.

In the current quarter, the provision for loan losses totaled $12.5 million, a $207 thousand increase over a provision of $12.3 million in the prior quarter, and increased $2.1 million compared to the first quarter of 2018. The provision for loan losses in the current quarter and the previous quarter exceeded net loan charge-offs by $750 thousand and $200 thousand, respectively. During the first quarter of 2018, the provision for loan losses totaled $10.4 million and equaled net loan charge-offs for the same period.

At March 31, 2019, the allowance for loan losses amounted to $160.7 million, compared to $159.9 million at December 31, 2018, and was 1.14% of total loans at March 31, 2019 compared to 1.13% of total loans at December 31, 2018. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2019.

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

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-accrual loans	$12,167	$12,536
Foreclosed real estate	737	1,413
Total non-performing assets	$12,904	$13,949
Non-performing assets as a percentage of total loans	.09%	.10%
Non-performing assets as a percentage of total assets	.05%	.05%
Total loans past due 90 days and still accruing interest	$16,655	$16,658

Non-accrual loans, which are also classified as impaired, totaled $12.2 million at March 31, 2019, a decrease of $369 thousand from the balance at December 31, 2018. The decrease occurred mainly in business loans, which decreased $416 thousand but was partly offset by increases in business real estate and personal real estate loans of $31 thousand and $16 thousand, respectively. At March 31, 2019, non-accrual loans were comprised mainly of business (70.4%), personal real estate (15.2%), and business real estate (14.4%) loans. Foreclosed real estate totaled $737 thousand at March 31, 2019, a decrease of $676 thousand when compared to December 31, 2018. Total loans past due 90 days or more and still accruing interest were $16.7 million as of March 31, 2019, unchanged from December 31, 2018. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $142.3 million at March 31, 2019 compared with $145.7 million at December 31, 2018, resulting in a decrease of $3.4 million, or 2.3%.

(In thousands)	March 31, 2019	December 31, 2018
Potential problem loans:
Business	$92,993	$98,009
Real estate – construction and land	1,063	1,211
Real estate – business	47,502	44,854
Real estate – personal	737	1,586
Total potential problem loans	$142,295	$145,660

At March 31, 2019, the Company had $81.4 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $56.5 million which are classified as substandard and included in the table above because of this classification. In April 2019, the Company received full payment of $24.4 million on a substandard commercial loan included in the table above.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.6% of total loans outstanding at March 31, 2019. The largest component of construction and land loans was commercial construction, which increased $47.7 million during the three months ended March 31, 2019. At March 31, 2019, multi-family residential construction loans totaled approximately $183.1 million, or 27.4%, of the commercial construction loan portfolio, compared to $146.6 million, or 23.5%, at December 31, 2018.

(Dollars in thousands)	March 31, 2019	% of Total	% of Total Loans	December 31, 2018	% of Total	% of Total Loans
Residential land and land development	$80,520	8.7%	.6%	$81,740	9.4%	.6%
Residential construction	133,505	14.4	1.0	123,369	14.2	.9
Commercial land and land development	44,207	4.8	.3	45,180	5.2	.3
Commercial construction	667,037	72.1	4.7	619,370	71.2	4.4
Total real estate - construction and land loans	$925,269	100.0%	6.6%	$869,659	100.0%	6.2%

Real Estate – Business Loans
Total business real estate loans were $2.9 billion at March 31, 2019 and comprised 20.3% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2019, 36.6% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	March 31, 2019	% of Total	% of Total Loans	December 31, 2018	% of Total	% of Total Loans
Owner-occupied	$1,045,191	36.6%	7.4%	$1,038,589	36.1%	7.3%
Multi-family	371,404	13.0	2.6	408,151	14.2	2.9
Office	312,387	10.9	2.2	356,733	12.4	2.5
Retail	320,254	11.2	2.3	307,915	10.7	2.2
Hotels	209,390	7.3	1.5	209,693	7.3	1.5
Farm	155,197	5.4	1.1	160,935	5.6	1.1
Senior living	135,036	4.7	1.0	117,635	4.1	.8
Industrial	128,840	4.5	.9	109,391	3.8	.8
Other	181,915	6.4	1.3	166,746	5.8	1.2
Total real estate - business loans	$2,859,614	100.0%	20.3%	$2,875,788	100.0%	20.3%

Revolving Home Equity Loans
The Company had $364.0 million in revolving home equity loans at March 31, 2019 that were generally collateralized by residential real estate. Most of these loans (91.9%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2019, the outstanding principal of loans with an original LTV higher than 80% was $43.4 million, or 11.9% of the portfolio, compared to $45.1 million as of December 31, 2018. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $1.6 million at March 31, 2019 compared to $1.7 million at December 31, 2018.  The weighted average FICO score for the total current portfolio balance is 792. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2019 through 2021, approximately 7.3% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 91% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Outstanding balances for auto loans were $887.2 million and $910.5 million at March 31, 2019 and December 31, 2018, respectively. The balances over 30 days past due amounted to $12.9 million at March 31, 2019 compared to $17.8 million at December 31, 2018, and comprised 1.5% and 2.0% of the outstanding balances of these loans at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019, $83.4 million of new auto loans were originated, compared to $100.8 million during the first three months of 2018.  At March 31, 2019, the automobile loan portfolio had a weighted average FICO score of 754.

Outstanding balances for motorcycle loans were $80.5 million at March 31, 2019, compared to $89.4 million at December 31, 2018. The balances over 30 days past due amounted to $1.8 million and $2.1 million at March 31, 2019 and December 31, 2018, respectively, and comprised 2.3% of the outstanding balance of these loans at March 31, 2019, compared to 2.4% at December 31, 2018. During the first three months of 2019, new motorcycle loan originations totaled $2.4 million compared to $5.2 million during the first three months of 2018.

The Company's balance of marine and RV loans totaled $46.1 million at March 31, 2019, compared to $50.9 million at December 31, 2018, and the balances over 30 days past due amounted to $2.2 million and $2.5 million at March 31, 2019 and December 31, 2018, respectively. The net charge-offs on marine and RV loans decreased from $198 thousand in the first three months of 2018 to $152 thousand in the first three months of 2019.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2019 of $772.4 million in consumer credit card loans outstanding, approximately $175.2 million, or 23%, carried a low promotional rate. Within the next six months, $66.8 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $129.0 million at March 31, 2019, as shown in the table below.

(In thousands)	March 31, 2019	December 31, 2018	Unfunded commitments at March 31, 2019
Extraction	$111,255	$114,152	$60,316
Support activities	7,869	8,892	23,542
Downstream distribution and refining	5,964	17,300	33,767
Mid-stream shipping and storage	3,926	3,483	56,578
Total energy lending portfolio	129,014	143,827	174,203

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $848.5 million at March 31, 2019, compared to $830.2 million at December 31, 2018. Additional unfunded commitments at March 31, 2019 totaled $1.3 billion.

Income Taxes
Income tax expense was $22.9 million in the first quarter of 2019, compared to $26.5 million in the fourth quarter of 2018 and $23.3 million in the first quarter of 2018. The Company's effective tax rate, including the effect of non-controlling interest, was 19.1% in the first quarter of 2019, compared to 19.5% in the fourth quarter of 2018 and 18.7% in the first quarter of 2018. The effective tax rate in the first quarter is typically lower than other quarters due to the recognition of share-based excess tax benefits as a reduction to income tax expense. These benefits result from transactions relating to equity award vesting, most of which occur in the first quarter of each year.

Financial Condition

Balance Sheet
Total assets of the Company were $25.0 billion at March 31, 2019 and $25.5 billion at December 31, 2018. Earning assets (excluding the allowance for loan losses and fair value adjustments on debt securities) amounted to $23.8 billion at March 31, 2019 and $24.3 billion at December 31, 2018, and consisted of 60% in loans and 37% in investment securities at March 31, 2019.

During the first quarter of 2019, average loans totaled $14.1 billion, an increase of $68.9 million over the prior quarter, and grew $150.6 million, or 1.1%, over the same period last year. Period-end loans, however, declined slightly from the prior quarter. Compared to the previous quarter, average business real estate and business loans grew $106.6 million and $56.3 million, respectively. This growth was partly offset by declines in average construction (decline of $46.1 million) and auto (decline of $24.3 million) lending activities. Business real estate loans continued to grow this quarter from new lending in a number of our markets. Growth in business loans was the result of increased leasing activities, new commercial and industrial lending, and seasonal agribusiness borrowings. This growth was partly offset by other seasonal loan paydowns. The decline in construction loans resulted mainly from paydowns on completed projects, partly offset by additional loan draws on existing projects. Auto loans declined $24.3 million due mainly to paydowns on existing loans exceeding new loan originations during the quarter. During the current quarter, the Company sold certain fixed rate personal real estate loans totaling $45.6 million, compared to $49.7 million in the prior quarter.

During the first quarter of 2019, the fair value of total average available for sale debt securities decreased $6.7 million from the previous quarter to $8.6 billion. The decline in investment securities was mainly the result of lower municipal, mortgage-backed, U.S. government and federal agency, and government-sponsored enterprise obligation securities. Purchases of securities during the quarter totaled $406.5 million and were offset by sales, maturities and pay downs of $404.6 million. At March 31, 2019, the duration of the investment portfolio was 2.9 years, and maturities and pay downs of approximately $1.0 billion are expected to occur during the next 12 months.

Total average deposits decreased $211.6 million this quarter compared to the previous quarter. The decrease in average deposits resulted mainly from lower balances of business demand deposits (decline of $457.8 million) and money market accounts (decline of $282.7 million). These declines were partly offset by increases in interest checking deposits, certificates of deposit, government demand deposits, personal demand deposits, and savings deposits of $205.2 million, $182.3 million, $64.1 million, $55.0 million, and $25.5 million, respectively. Compared to the previous quarter, total average consumer and wealth (including private banking) deposits increased $127.9 million and $31.4 million, respectively, while average commercial banking deposits declined $274.1 million. The average loans to deposits ratio was 71.0% in the current quarter and 69.9% in the prior quarter. The Company’s average borrowings, which includes customer repurchase agreements, totaled $1.8 billion in the current quarter, an increase of $115.5 million compared to the prior quarter.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2019	March 31, 2018	December 31, 2018
Liquid assets:
Available for sale debt securities	$8,627,890	$8,432,180	$8,538,041
Federal funds sold	250	17,000	3,320
Long-term securities purchased under agreements to resell	700,000	700,000	700,000
Balances at the Federal Reserve Bank	166,077	134,697	689,876
Total	$9,494,217	$9,283,877	$9,931,237

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $250 thousand as of March 31, 2019. Long-term resale agreements, maturing through 2022, totaled $700.0 million at March 31, 2019. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $731.9 million in fair value at March 31, 2019. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $166.1 million at March 31, 2019. The fair value of the available for sale debt portfolio was $8.6 billion at March 31, 2019 and included an unrealized net gain in fair value of $33.4 million. The total net unrealized gain included net gains of $25.8 million on state and municipal obligations and $10.6 million on U.S. government and federal agency obligations, and total net unrealized losses of $1.5 million on government-sponsored enterprise obligations, $853 thousand on mortgage-backed and asset-backed securities, and $655 thousand on other debt securities.

Approximately $1.0 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2019	March 31, 2018	December 31, 2018
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$64,702	$81,419	$67,675
FHLB borrowings and letters of credit	9,502	12,247	9,974
Securities sold under agreements to repurchase *	1,820,190	1,719,583	2,469,432
Other deposits and swaps	2,069,215	1,856,778	1,784,020
Total pledged securities	3,963,609	3,670,027	4,331,101
Unpledged and available for pledging	3,405,046	3,332,768	2,872,562
Ineligible for pledging	1,259,235	1,429,385	1,334,378
Total available for sale debt securities, at fair value	$8,627,890	$8,432,180	$8,538,041
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2019, such deposits totaled $18.1 billion and represented 90.6% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.3 billion at March 31, 2019. These accounts are normally considered more volatile and higher costing and comprised 6.4% of total deposits at March 31, 2019.

(In thousands)	March 31, 2019	March 31, 2018	December 31, 2018
Core deposit base:
Non-interest bearing	$6,298,724	$6,953,430	$6,980,298
Interest checking	2,035,476	1,447,556	2,090,936
Savings and money market	9,763,870	10,380,582	9,594,303
Total	$18,098,070	$18,781,568	$18,665,537

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	March 31, 2019	March 31, 2018	December 31, 2018
Borrowings:
Federal funds purchased	$262,375	$104,940	$13,170
Securities sold under agreements to repurchase	1,460,376	1,027,389	1,943,219
Other debt	2,022	9,214	8,702
Total	$1,724,773	$1,141,543	$1,965,091

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are collateralized by securities in the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.5 billion, which generally mature overnight.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2019.

	March 31, 2019
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,516,341	$1,300,517	$3,816,858
Letters of credit issued	(182,752)	—	(182,752)
Available for future advances	$2,333,589	$1,300,517	$3,634,106

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $602.8 million during the first three months of 2019, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $142.2 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $31.3 million. Activity in the investment securities portfolio used cash of $29.1 million for purchases (net of sales, maturities and pay downs). Financing activities used cash of $713.7 million, largely resulting from a net decrease in deposit balances of $402.4 million, a decrease of $233.6 million in federal funds purchased and securities sold under agreements to repurchase, and dividend payments of $31.1 million on common and preferred stock. Additionally, treasury stock purchases used cash of $39.7 million in the first three months of 2019. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2019 and December 31, 2018, as shown in the following table.

(Dollars in thousands)	March 31, 2019	December 31, 2018	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$19,082,784	$19,103,966
Tier I common risk-based capital	2,746,308	2,716,232
Tier I risk-based capital	2,891,092	2,861,016
Total risk-based capital	3,052,849	3,022,023
Tier I common risk-based capital ratio	14.39%	14.22%	7.00%	6.50%
Tier I risk-based capital ratio	15.15%	14.98%	8.50%	8.00%
Total risk-based capital ratio	16.00%	15.82%	10.50%	10.00%
Tier I leverage ratio	11.67%	11.52%	4.00%	5.00%
*under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. The Company purchased 647,054 shares at an average price of $61.35 during the three months ended March 31, 2019, which were related to both open market purchases and stock-based compensation transactions. At March 31, 2019, 1,602,509 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.26 per share cash dividend on its common stock in the first quarter of 2019, which was a 16.1% increase compared to the same period in 2018.

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2019 totaled $10.9 billion (including approximately $5.1 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $325.6 million and $3.9 million, respectively, at March 31, 2019. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.2 million at March 31, 2019.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first three months of 2019, purchases and sales of tax credits amounted to $25.1 million and $18.4 million, respectively. Fees from sales of tax credits were $861 thousand for the three months ended March 31, 2019, compared to $1.2 million in the same period last year. At March 31, 2019, the Company expected to fund outstanding purchase commitments of $157.9 million during the remainder of 2019.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2019 and 2018.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2019
Net interest income	$76,897	$85,848	$11,676	$174,421	$29,067	$203,488
Provision for loan losses	(11,049)	(618)	33	(11,634)	(829)	(12,463)
Non-interest income	29,171	47,915	44,332	121,418	(178)	121,240
Investment securities losses, net	—	—	—	—	(925)	(925)
Non-interest expense	(73,508)	(76,838)	(30,892)	(181,238)	(10,187)	(191,425)
Income before income taxes	$21,511	$56,307	$25,149	$102,967	$16,948	$119,915
Three Months Ended March 31, 2018
Net interest income	$71,021	$82,584	$11,445	$165,050	$27,842	$192,892
Provision for loan losses	(10,373)	180	(64)	(10,257)	(139)	(10,396)
Non-interest income	30,216	49,209	42,103	121,528	(1,838)	119,690
Investment securities gains, net	—	—	—	—	5,410	5,410
Non-interest expense	(69,919)	(72,778)	(31,825)	(174,522)	(7,755)	(182,277)
Income before income taxes	$20,945	$59,195	$21,659	$101,799	$23,520	$125,319
Increase (decrease) in income before income taxes:
Amount	$566	$(2,888)	$3,490	$1,168	$(6,572)	$(5,404)
Percent	2.7%	(4.9)%	16.1%	1.1%	(27.9)%	(4.3)%

Consumer
For the three months ended March 31, 2019, income before income taxes for the Consumer segment increased $566 thousand, or 2.7%, compared to the first three months of 2018. This increase in income before taxes was mainly due to higher net interest income of $5.9 million, or 8.3%. The increase was partly offset by a decline in non-interest income of $1.0 million, or 3.5%, and an increase in non-interest expense of $3.6 million, or 5.1%. Net interest income increased due to a $6.6 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and growth of $1.1 million in loan interest income, partly offset by a $1.8 million increase in deposit interest expense. Non-interest income decreased mainly due to declines in deposit fees (mainly overdraft fees and deposit account service fees), debit card fees, and mortgage banking revenue. Non-interest expense increased over the same period in the previous year due to higher salaries expense and higher allocated servicing and support costs (mainly marketing and information technology fees), partly offset by a decline in deposit insurance expense. The provision for loan losses totaled $11.0 million, a $676 thousand increase over the first three months of 2018, which was mainly due to higher consumer credit card loan net charge-offs, partly offset by lower personal loan net charge-offs.

Commercial
For the three months ended March 31, 2019, income before income taxes for the Commercial segment decreased $2.9 million, or 4.9%, compared to the same period in the previous year. This decrease was mainly due to lower non-interest income, higher non-interest expense and an increase in the provision for loan losses. These decreases to income were partly offset by higher net interest income. Net interest income increased $3.3 million, or 4.0%, due to a $16.4 million increase in loan interest income, partly offset by a decline of $5.2 million in net allocated funding credits. In addition, deposit interest expense increased $4.9 million and customer repurchase agreement interest expense increased $3.0 million. Non-interest income decreased $1.3 million, or 2.6%, from the previous year due to lower bank card fee income (mainly corporate card fees) and capital market fees, partly offset by higher deposit account fees (mainly corporate cash management fees). Non-interest expense increased $4.1 million, or 5.6%, mainly due to increases in salaries expense and allocated commercial banking support costs, partly offset by a decrease in deposit insurance expense. The provision for loan losses increased $798 thousand over the same period last year, due to higher net charge-offs on commercial card, business and personal real estate loans and lower net recoveries on business real estate loans.

Wealth
Wealth segment pre-tax profitability for the three months ended March 31, 2019 increased $3.5 million, or 16.1%, over the same period in the previous year. Net interest income increased $231 thousand, or 2.0%, mainly due to a $1.8 million increase in loan interest income, partly offset by a $1.0 million increase in deposit interest expense and a $544 thousand decrease in net allocated funding credits. Non-interest income increased $2.2 million, or 5.3%, over the prior year largely due to higher private client trust fees and cash sweep commissions. Non-interest expense decreased $933 thousand, or 2.9%, mainly due to trust losses recorded in the prior year. The provision for loan losses decreased $97 thousand, mainly due to lower personal real estate loan net charge-offs and recoveries on revolving home equity loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $6.6 million. This decrease was mainly due higher non-interest expense of $2.4 million, partly offset by higher net interest income of $1.2 million and higher non-interest income of $1.7 million. Unallocated securities losses were $925 thousand in the first three months of 2019 compared to gains of $5.4 million in 2018. Also, the unallocated loan loss provision increased $690 thousand, as the provision was $750 thousand in excess of charge-offs in the first three months of 2019, while the provision was equal to net charge-offs during the first three months of 2018.

Impact of Recently Issued Accounting Standards

Leases In February 2016, the FASB issued ASU 2016-02, "Leases", in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use (ROU) asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. The ASU provides guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The FASB issued elections and expedients within the original ASU and additional amendments, clarifying the lease guidance for certain implementation issues. The Company has adopted the package of expedients, the lease component expedient as well as the disclosure expedient. Additionally, for leases with a term of 12 months of less, an election was made not to recognize lease assets and lease liabilities. The Company adopted the new accounting standard as of January 1, 2019, and a lease liability of $28.1 million and a ROU asset of $27.5 million were recognized. The impact of the adoption and required disclosures are discussed in Note 6 to the consolidated financial statements.

Premium Amortization The FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities", in March 2017. Under former guidance, many entities amortize the premium on purchased callable debt securities over the contractual life of the instrument. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium to the earliest call date, and more closely align the amortization period to expectations incorporated in market pricing of the instrument. The amendments are effective January 1, 2019 and did not have a significant effect on the Company's consolidated financial statements.

Financial Instruments ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", better known as the current expected credit loss model (CECL), was issued in June 2016. CECL requires the calculation of expected life-time credit losses on both loans and held-to-maturity securities. The new standard will require significant operational changes, especially in data collection and analysis. The ASU is effective for interim and annual periods beginning January 1, 2020.

The Company continues to work with a software partner in implementing the new CECL standard. Software development and data collection has continued through the current quarter since the partnership commenced and it is expected that the preliminary CECL model will be ready for detailed review and testing during the second quarter of 2019. The Company expects that testing, control design and model validation will continue throughout the rest of 2019. Further, the Company will continue to evaluate the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2019 and 2018

	First Quarter 2019			First Quarter 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,084,920	$51,044	4.07%	$4,934,621	$42,295	3.48%
Real estate — construction and land	907,062	12,813	5.73	951,930	11,014	4.69
Real estate — business	2,864,177	32,579	4.61	2,733,812	27,384	4.06
Real estate — personal	2,119,365	20,882	4.00	2,062,083	19,342	3.80
Consumer	1,929,202	22,484	4.73	2,072,168	21,732	4.25
Revolving home equity	370,962	4,728	5.17	392,727	4,119	4.25
Consumer credit card	781,167	23,461	12.18	757,692	22,539	12.06
Overdrafts	4,205	—	—	4,628	—	—
Total loans	14,061,060	167,991	4.85	13,909,661	148,425	4.33
Loans held for sale	18,350	334	7.38	19,115	304	6.45
Investment securities:
U.S. government and federal agency obligations	909,466	1,743.78		916,655	4,788	2.12
Government-sponsored enterprise obligations	199,480	1,157	2.35	405,681	1,836	1.84
State and municipal obligations(A)	1,283,349	10,106	3.19	1,513,243	11,406	3.06
Mortgage-backed securities	4,360,428	29,625	2.76	3,925,904	25,395	2.62
Asset-backed securities	1,525,623	10,157	2.70	1,469,488	7,643	2.11
Other debt securities	335,612	2,229	2.69	341,821	2,232	2.65
Trading debt securities(A)	25,411	203	3.24	21,966	148	2.73
Equity securities(A)	4,568	423	37.55	50,507	454	3.64
Other securities(A)	130,057	1,836	5.73	100,993	1,676	6.73
Total investment securities	8,773,994	57,479	2.66	8,746,258	55,578	2.58
Federal funds sold and short-term securities
purchased under agreements to resell	4,797	33	2.79	44,339	180	1.65
Long-term securities purchased
under agreements to resell	700,000	3,758	2.18	700,000	4,114	2.38
Interest earning deposits with banks	316,660	1,886	2.42	273,977	1,140	1.69
Total interest earning assets	23,874,861	231,481	3.93	23,693,350	209,741	3.59
Allowance for loan losses	(159,275)			(158,779)
Unrealized loss on debt securities	(48,925)			(43,238)
Cash and due from banks	367,146			363,520
Premises and equipment, net	375,771			344,952
Other assets	454,344			436,728
Total assets	$24,863,922			$24,636,533
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$896,378	247.11		$838,900	245.12
Interest checking and money market	10,762,550	9,355.35		10,737,829	5,344.20
Certificates of deposit of less than $100,000	590,200	1,259.87		625,319	662.43
Certificates of deposit of $100,000 and over	1,267,517	6,002	1.92	1,134,194	2,839	1.02
Total interest bearing deposits	13,516,645	16,863.51		13,336,242	9,090.28
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,771,534	7,509	1.72	1,560,573	4,001	1.04
Other borrowings	1,248	5	1.62	1,913	12	2.54
Total borrowings	1,772,782	7,514	1.72	1,562,486	4,013	1.04
Total interest bearing liabilities	15,289,427	24,377.65%		14,898,728	13,103.36%
Non-interest bearing deposits	6,324,738			6,824,700
Other liabilities	284,018			198,398
Equity	2,965,739			2,714,707
Total liabilities and equity	$24,863,922			$24,636,533
Net interest margin (T/E)		$207,104			$196,638
Net yield on interest earning assets			3.52%			3.37%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest income sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2018 Annual Report on Form 10-K.

The tables below compute the effects of gradual shifts in interest rates over a twelve month period on the Company’s net interest income.  Simulation A presents two rising rate scenarios and a falling rate scenario and net interest income was calculated and compared to a base scenario in which all assets, liabilities and rates remained constant over a twelve month period.  In Simulation A, interest rates applicable to each earning asset or interest bearing liability were ratably increased or decreased during the year according to each scenario.  The balances contained in the balance sheet were assumed not to change over the twelve month period, except as presented in the table below, it was assumed that changes in rates would affect deposit balances and result in either additional short-term investments or borrowings.

Simulation B provides additional rising rate scenarios with higher levels of deposit attrition assumed to provide added perspective on potential effects of higher rates.  The Company utilizes these simulations both for monitoring interest rate risk and for liquidity planning purposes.  While the future effects of rising rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and its effect on the Company’s performance.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising rates and falling rates and has adopted strategies which minimize impacts to overall interest rate risk.

Simulation A	March 31, 2019			December 31, 2018
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
200 basis points rising	$5.5	.66%	$(247.3)	$5.2	.62%	$(237.9)
100 basis points rising	3.7	.44	(128.0)	3.8	.45	(120.3)
100 basis points falling	(9.7)	(1.16)	137.5	(10.0)	(1.18)	142.8

Simulation B	March 31, 2019			December 31, 2018
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
200 basis points rising	$(10.7)	(1.29)%	$(725.2)	$(15.3)	(1.81)%	$(829.2)
100 basis points rising	(10.7)	(1.28)	(609.8)	(14.2)	(1.68)	(715.4)

Under Simulation A, in the rising rate scenarios, interest income grows faster than funding costs as loan and investment balances remain constant but rates increase. Additionally, deposit balances are assumed to be lower, reducing interest expense, but are offset by higher short-term federal fund borrowings which carry higher rates. Overall, net interest income increases under the rising rate scenarios in Simulation A. In Simulation B, the assumed higher levels of deposit attrition are also offset by short-term borrowed federal funds with higher interest rates, which results in a reduction in net interest income under the rising rate scenarios.

In the falling interest rate scenario shown in Simulation A, it is assumed that deposits would increase .7%, which results in higher earning assets but also increased funding costs. The lower rate scenario results in a decline in interest income on loans and investments and results in an overall decrease in net interest income of $9.7 million from the base scenario. In a falling rate environment, there was no difference in deposit assumptions, and the overall result was the same. Therefore, the falling rate scenario is only shown in Simulation A.

Projecting deposit activity in a period of historically low interest rates is difficult, and the Company cannot predict how deposits will actually react to shifting rates.  The comparisons above provide insight into potential effects of changes in rates and deposit levels on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 under Note 17, Legal and Regulatory Proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 — 31, 2019	173,686	$60.67	173,686	2,075,877
February 1 — 28, 2019	289,943	$61.59	289,943	1,785,934
March 1 — 31, 2019	183,425	$61.63	183,425	1,602,509
Total	647,054	$61.35	647,054	1,602,509

The Company's stock purchases shown above were made under authorizations by the Board. Under the most recent authorization in October 2015 of 5,000,000 shares, 1,602,509 shares remained available for purchase at March 31, 2019.

Item 6. EXHIBITS

3.1 — Restated Articles of Incorporation for Commerce Bancshares, Inc.

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

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: May 7, 2019

By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
(Chief Accounting Officer)

Date: May 7, 2019