Form 10-Q
period 2019-06-30
COMMERCE BANCSHARES INC /MO/
filed 2019-08-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
____________________________________________________________

For the transition period from           to

Commission File No. 0-2989

COMMERCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri		43-0889454
(State of Incorporation)		(IRS Employer Identification No.)
1000 Walnut,
Kansas City,	MO	64106
(Address of principal executive offices)		(Zip Code)
(816) 234-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol(s)	Name of exchange on which registered
$5 Par Value Common Stock	CBSH	NASDAQ Global Select Market
Depositary Shares, each representing a 1/1000th interest in a share of 6.0% Series B Non-Cumulative Perpetual Preferred Stock	CBSHP	NASDAQ Global Select Market
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 1, 2019, the registrant had outstanding 109,747,277 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
ASSETS
Loans	$14,260,248	$14,140,298
Allowance for loan losses	(161,182)	(159,932)
Net loans	14,099,066	13,980,366
Loans held for sale (including $9,285,000 and $13,529,000 of residential mortgage loans carried at fair value at June 30, 2019 and December 31, 2018, respectively)	20,067	20,694
Investment securities:
Available for sale debt ($205,266,000 and $463,325,000 pledged at June 30, 2019 and
December 31, 2018, respectively, to secure swap and repurchase agreements)	8,682,303	8,538,041
Trading debt	36,508	27,059
Equity	4,744	4,409
Other	130,038	129,157
Total investment securities	8,853,593	8,698,666
Federal funds sold and short-term securities purchased under agreements to resell	—	3,320
Long-term securities purchased under agreements to resell	700,000	700,000
Interest earning deposits with banks	492,318	689,876
Cash and due from banks	456,192	507,892
Premises and equipment, net	363,554	333,119
Goodwill	138,921	138,921
Other intangible assets, net	8,763	8,794
Other assets	639,700	382,194
Total assets	$25,772,174	$25,463,842
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,274,838	$6,980,298
Savings, interest checking and money market	11,452,849	11,685,239
Certificates of deposit of less than $100,000	613,505	586,091
Certificates of deposit of $100,000 and over	1,488,416	1,072,031
Total deposits	19,829,608	20,323,659
Federal funds purchased and securities sold under agreements to repurchase	2,394,294	1,956,389
Other borrowings	4,510	8,702
Other liabilities	372,399	237,943
Total liabilities	22,600,811	22,526,693
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 140,000,000 shares at June 30, 2019 and 120,000,000 shares at December 31, 2018;
issued 111,886,450 shares	559,432	559,432
Capital surplus	2,077,491	2,084,824
Retained earnings	384,232	241,163
Treasury stock of 1,752,721 shares at June 30, 2019
and 555,100 shares at December 31, 2018, at cost	(106,106)	(34,236)
Accumulated other comprehensive income (loss)	108,898	(64,669)
Total Commerce Bancshares, Inc. stockholders' equity	3,168,731	2,931,298
Non-controlling interest	2,632	5,851
Total equity	3,171,363	2,937,149
Total liabilities and equity	$25,772,174	$25,463,842
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2019	2018	2019	2018
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$167,709	$154,135	$334,141	$301,150
Interest and fees on loans held for sale	361	372	695	676
Interest on investment securities	64,658	65,564	120,080	118,806
Interest on federal funds sold and short-term securities purchased under
agreements to resell	11	177	44	357
Interest on long-term securities purchased under agreements to resell	3,687	3,785	7,445	7,899
Interest on deposits with banks	1,986	1,590	3,872	2,730
Total interest income	238,412	225,623	466,277	431,618
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	10,254	6,519	19,856	12,108
Certificates of deposit of less than $100,000	1,531	694	2,790	1,356
Certificates of deposit of $100,000 and over	6,931	3,483	12,933	6,322
Interest on federal funds purchased and securities sold under
agreements to repurchase	8,057	3,956	15,566	7,957
Interest on other borrowings	5	12	10	24
Total interest expense	26,778	14,664	51,155	27,767
Net interest income	211,634	210,959	415,122	403,851
Provision for loan losses	11,806	10,043	24,269	20,439
Net interest income after provision for loan losses	199,828	200,916	390,853	383,412
NON-INTEREST INCOME
Bank card transaction fees	42,646	43,215	82,290	84,668
Trust fees	38,375	37,036	75,631	73,098
Deposit account charges and other fees	23,959	23,893	46,977	46,875
Capital market fees	1,944	1,992	3,823	4,283
Consumer brokerage services	3,888	3,971	7,635	7,739
Loan fees and sales	4,238	3,229	7,547	6,091
Other	12,209	11,514	24,596	21,786
Total non-interest income	127,259	124,850	248,499	244,540
INVESTMENT SECURITIES GAINS (LOSSES), NET	(110)	(3,075)	(1,035)	2,335
NON-INTEREST EXPENSE
Salaries and employee benefits	120,062	115,589	242,190	231,483
Net occupancy	11,145	11,118	22,646	22,702
Equipment	4,790	4,594	9,261	9,025
Supplies and communication	5,275	5,126	10,437	10,439
Data processing and software	23,248	21,016	45,508	41,706
Marketing	6,015	5,142	11,915	9,947
Deposit insurance	1,693	3,126	3,403	6,583
Community service	641	656	1,444	1,385
Other	16,910	15,493	34,400	30,867
Total non-interest expense	189,779	181,860	381,204	364,137
Income before income taxes	137,198	140,831	257,113	266,150
Less income taxes	28,899	29,507	51,759	52,765
Net income	108,299	111,324	205,354	213,385
Less non-controlling interest expense	328	994	245	2,071
Net income attributable to Commerce Bancshares, Inc.	107,971	110,330	205,109	211,314
Less preferred stock dividends	2,250	2,250	4,500	4,500
Net income available to common shareholders	$105,721	$108,080	$200,609	$206,814
Net income per common share — basic	$.96	$.96	$1.81	$1.84
Net income per common share — diluted	$.96	$.96	$1.81	$1.84
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
	(Unaudited)
Net income	$108,299	$111,324	$205,354	$213,385
Other comprehensive income (loss):
Net unrealized losses on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(228)	(123)	(187)	(78)
Net unrealized gains (losses) on other securities	76,950	(19,489)	150,391	(93,210)
Pension loss amortization	388	394	777	787
Unrealized gains on cash flow hedge derivatives	19,807	—	22,586	—
Other comprehensive income (loss)	96,917	(19,218)	173,567	(92,501)
Comprehensive income	205,216	92,106	378,921	120,884
Less non-controlling interest expense	328	994	245	2,071
Comprehensive income attributable to Commerce Bancshares, Inc.	$204,888	$91,112	$378,676	$118,813
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended June 30, 2019 and 2018

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance March 31, 2019	$144,784	$559,432	$2,074,912	$307,193	$(60,547)	$11,981	$5,458	$3,043,213
Net income				107,971			328	108,299
Other comprehensive income						96,917		96,917
Distributions to non-controlling interest							(3,154)	(3,154)
Purchase of treasury stock					(46,380)			(46,380)
Issuance of stock under purchase and equity compensation plans			(820)		821			1
Stock-based compensation			3,399					3,399
Cash dividends paid on common stock ($.260 per share)				(28,682)				(28,682)
Cash dividends paid on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance June 30, 2019	$144,784	$559,432	$2,077,491	$384,232	$(106,106)	$108,898	$2,632	$3,171,363
Balance March 31, 2018	$144,784	$535,407	$1,802,785	$325,390	$(15,681)	$(89,563)	$2,606	$2,705,728
Net income				110,330			994	111,324
Other comprehensive loss						(19,218)		(19,218)
Distributions to non-controlling interest							(204)	(204)
Purchase of treasury stock					(2,002)			(2,002)
Issuance of stock under purchase and equity compensation plans			(1,832)		1,829			(3)
Stock-based compensation			3,104					3,104
Cash dividends paid on common stock ($.224 per share)				(25,096)				(25,096)
Cash dividends paid on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance June 30, 2018	$144,784	$535,407	$1,804,057	$408,374	$(15,854)	$(108,781)	$3,396	$2,771,383
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2019 and 2018

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2018	$144,784	$559,432	$2,084,824	$241,163	$(34,236)	$(64,669)	$5,851	$2,937,149
Net income				205,109			245	205,354
Other comprehensive income						173,567		173,567
Distributions to non-controlling interest							(3,464)	(3,464)
Purchases of treasury stock					(86,079)			(86,079)
Issuance of stock under purchase and equity compensation plans			(14,212)		14,209			(3)
Stock-based compensation			6,879					6,879
Cash dividends on common stock ($.520 per share)				(57,540)				(57,540)
Cash dividends on preferred stock ($.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2019	$144,784	$559,432	$2,077,491	$384,232	$(106,106)	$108,898	$2,632	$3,171,363
Balance December 31, 2017	$144,784	$535,407	$1,815,360	$221,374	$(14,473)	$14,108	$1,624	$2,718,184
Adoption of ASU 2018-02				(2,932)		2,932		—
Adoption of ASU 2016-01				33,320		(33,320)		—
Net income				211,314			2,071	213,385
Other comprehensive loss						(92,501)		(92,501)
Distributions to non-controlling interest							(299)	(299)
Purchases of treasury stock					(19,069)			(19,069)
Issuance of stock under purchase and equity compensation plans			(17,697)		17,688			(9)
Stock-based compensation			6,394					6,394
Cash dividends on common stock ($.448 per share)				(50,202)				(50,202)
Cash dividends on preferred stock ($.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2018	$144,784	$535,407	$1,804,057	$408,374	$(15,854)	$(108,781)	$3,396	$2,771,383
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2019	2018
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$205,354	$213,385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,269	20,439
Provision for depreciation and amortization	20,297	19,180
Amortization of investment security premiums, net	12,825	11,679
Investment securities (gains) losses, net (A)	1,035	(2,335)
Net gains on sales of loans held for sale	(4,584)	(2,671)
Originations of loans held for sale	(108,306)	(89,183)
Proceeds from sales of loans held for sale	112,390	91,671
Net (increase) decrease in trading debt securities	3,587	(23,843)
Stock-based compensation	6,879	6,394
(Increase) decrease in interest receivable	876	(1,717)
Increase (decrease) in interest payable	4,421	(601)
Increase in income taxes payable	23,590	25,721
Other changes, net	(50,899)	19,958
Net cash provided by operating activities	251,734	288,077
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	375,462	192,522
Proceeds from maturities/pay downs of investment securities (A)	611,223	812,970
Purchases of investment securities (A)	(972,274)	(748,707)
Net (increase) decrease in loans	(143,629)	7,978
Purchases of premises and equipment	(20,289)	(13,525)
Sales of premises and equipment	1,477	1,667
Net cash provided by (used in) investing activities	(148,030)	252,905
FINANCING ACTIVITIES:
Net decrease in non-interest bearing, savings, interest checking and money market deposits	(1,080,769)	(27,222)
Net increase (decrease) in certificates of deposit	443,799	(83,895)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	437,905	(340,379)
Repayment of long-term borrowings	(108)	(149)
Net increase (decrease) in short-term borrowings	(4,194)	7,682
Purchases of treasury stock	(86,079)	(19,069)
Issuance of stock under equity compensation plans	(3)	(9)
Cash dividends paid on common stock	(57,540)	(50,202)
Cash dividends paid on preferred stock	(4,500)	(4,500)
Net cash used in financing activities	(351,489)	(517,743)
Increase (decrease) in cash, cash equivalents and restricted cash	(247,785)	23,239
Cash, cash equivalents and restricted cash at beginning of year	1,209,240	524,352
Cash, cash equivalents and restricted cash at June 30	$961,455	$547,591
Income tax payments, net	$26,042	$24,969
Interest paid on deposits and borrowings	$46,734	$28,368
Loans transferred to foreclosed real estate	$558	$1,044
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $12.9 million and $14.8 million at June 30, 2019 and 2018, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2018 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held for investment loan portfolio at June 30, 2019 and December 31, 2018 are as follows:

(In thousands)	June 30, 2019	December 31, 2018
Commercial:
Business	$5,257,682	$5,106,427
Real estate – construction and land	909,784	869,659
Real estate – business	2,867,831	2,875,788
Personal Banking:
Real estate – personal	2,160,515	2,127,083
Consumer	1,927,623	1,955,572
Revolving home equity	357,406	376,399
Consumer credit card	776,333	814,134
Overdrafts	3,074	15,236
Total loans	$14,260,248	$14,140,298

At June 30, 2019, loans of $3.9 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2019 and 2018, respectively, follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$93,643	$67,039	$160,682	$92,869	$67,063	$159,932
Provision	(1,666)	13,472	11,806	(498)	24,767	24,269
Deductions:
Loans charged off	419	14,039	14,458	946	28,243	29,189
Less recoveries on loans	250	2,902	3,152	383	5,787	6,170
Net loan charge-offs	169	11,137	11,306	563	22,456	23,019
Balance June 30, 2019	$91,808	$69,374	$161,182	$91,808	$69,374	$161,182
Balance at beginning of period	$93,065	$66,467	$159,532	$93,704	$65,828	$159,532
Provision	485	9,558	10,043	(409)	20,848	20,439
Deductions:
Loans charged off	362	13,323	13,685	728	26,688	27,416
Less recoveries on loans	663	2,979	3,642	1,284	5,693	6,977
Net loan charge-offs (recoveries)	(301)	10,344	10,043	(556)	20,995	20,439
Balance June 30, 2018	$93,851	$65,681	$159,532	$93,851	$65,681	$159,532

The following table shows the balance in the allowance for loan losses and the related loan balance at June 30, 2019 and December 31, 2018, disaggregated on the basis of impairment methodology. Impaired loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
June 30, 2019
Commercial	$906	$38,876	$90,902	$8,996,421
Personal Banking	997	17,634	68,377	5,207,317
Total	$1,903	$56,510	$159,279	$14,203,738
December 31, 2018
Commercial	$1,780	$61,496	$91,089	$8,790,378
Personal Banking	916	17,120	66,147	5,271,304
Total	$2,696	$78,616	$157,236	$14,061,682

Impaired loans
The table below shows the Company’s investment in impaired loans at June 30, 2019 and December 31, 2018. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section below.

(In thousands)	June 30, 2019	Dec. 31, 2018
Non-accrual loans	$11,133	$12,536
Restructured loans (accruing)	45,377	66,080
Total impaired loans	$56,510	$78,616

The following table provides additional information about impaired loans held by the Company at June 30, 2019 and December 31, 2018, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2019
With no related allowance recorded:
Business	$8,298	$14,582	$—
	$8,298	$14,582	$—
With an allowance recorded:
Business	$22,740	$22,745	$608
Real estate – construction and land	412	417	10
Real estate – business	7,426	8,011	288
Real estate – personal	4,628	5,933	227
Consumer	5,138	5,138	40
Revolving home equity	38	38	1
Consumer credit card	7,830	7,830	729
	$48,212	$50,112	$1,903
Total	$56,510	$64,694	$1,903
December 31, 2018
With no related allowance recorded:
Business	$8,725	$14,477	$—
	$8,725	$14,477	$—
With an allowance recorded:
Business	$40,286	$40,582	$1,223
Real estate – construction and land	416	421	11
Real estate – business	12,069	12,699	546
Real estate – personal	4,461	6,236	266
Consumer	5,510	5,510	38
Revolving home equity	40	40	1
Consumer credit card	7,109	7,109	611
	$69,891	$72,597	$2,696
Total	$78,616	$87,074	$2,696

Total average impaired loans for the three and six month periods ended June 30, 2019 and 2018, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended June 30, 2019
Non-accrual loans	$9,649	$2,347	$11,996
Restructured loans (accruing)	37,621	15,731	53,352
Total	$47,270	$18,078	$65,348
For the six months ended June 30, 2019
Non-accrual loans	$9,996	$2,161	$12,157
Restructured loans (accruing)	45,570	15,585	61,155
Total	$55,566	$17,746	$73,312
For the three months ended June 30, 2018
Non-accrual loans	$7,676	$2,005	$9,681
Restructured loans (accruing)	81,832	17,122	98,954
Total	$89,508	$19,127	$108,635
For the six months ended June 30, 2018
Non-accrual loans	$8,097	$2,464	$10,561
Restructured loans (accruing)	80,552	17,943	98,495
Total	$88,649	$20,407	$109,056

The table below shows interest income recognized during the three and six month periods ended June 30, 2019 and 2018, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section below.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Interest income recognized on impaired loans:
Business	$341	$821	$682	$1,641
Real estate – construction and land	6	22	11	44
Real estate – business	116	147	231	294
Real estate – personal	31	52	62	103
Consumer	79	82	157	164
Revolving home equity	1	1	2	2
Consumer credit card	168	159	335	317
Total	$742	$1,284	$1,480	$2,565

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2019 and December 31, 2018.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2019
Commercial:
Business	$5,240,438	$8,279	$537	$8,428	$5,257,682
Real estate – construction and land	858,371	51,410	—	3	909,784
Real estate – business	2,865,016	1,865	—	950	2,867,831
Personal Banking:
Real estate – personal	2,148,788	7,281	2,694	1,752	2,160,515
Consumer	1,900,464	24,503	2,656	—	1,927,623
Revolving home equity	356,410	413	583	—	357,406
Consumer credit card	756,615	9,656	10,062	—	776,333
Overdrafts	2,802	272	—	—	3,074
Total	$14,128,904	$103,679	$16,532	$11,133	$14,260,248
December 31, 2018
Commercial:
Business	$5,086,912	$10,057	$473	$8,985	$5,106,427
Real estate – construction and land	867,692	1,963	—	4	869,659
Real estate – business	2,867,347	6,704	22	1,715	2,875,788
Personal Banking:
Real estate – personal	2,118,045	6,041	1,165	1,832	2,127,083
Consumer	1,916,320	35,608	3,644	—	1,955,572
Revolving home equity	374,830	875	694	—	376,399
Consumer credit card	792,334	11,140	10,660	—	814,134
Overdrafts	14,937	299	—	—	15,236
Total	$14,038,417	$72,687	$16,658	$12,536	$14,140,298

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
June 30, 2019
Pass	$5,036,253	$868,794	$2,736,865	$8,641,912
Special mention	151,107	39,949	87,707	278,763
Substandard	61,894	1,038	42,309	105,241
Non-accrual	8,428	3	950	9,381
Total	$5,257,682	$909,784	$2,867,831	$9,035,297
December 31, 2018
Pass	$4,915,042	$866,527	$2,777,374	$8,558,943
Special mention	84,391	1,917	51,845	138,153
Substandard	98,009	1,211	44,854	144,074
Non-accrual	8,985	4	1,715	10,704
Total	$5,106,427	$869,659	$2,875,788	$8,851,874

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Delinquent and non-accrual loans". In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $193.1 million at June 30, 2019 and $201.7 million at December 31, 2018. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $173.2 million at June 30, 2019 and $170.3 million at December 31, 2018. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 8% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2019 and December 31, 2018 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2019
FICO score:
Under 600	1.3%	3.1%	0.9%	5.3%
600 - 659	2.1	4.8	2.0	14.3
660 - 719	10.0	16.6	9.8	33.1
720 - 779	26.1	25.8	21.7	26.9
780 and over	60.5	49.7	65.6	20.4
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2018
FICO score:
Under 600	1.1%	3.1%	0.8%	4.4%
600 - 659	1.8	4.8	1.7	14.0
660 - 719	9.4	16.1	9.1	34.8
720 - 779	24.7	25.7	24.0	26.4
780 and over	63.0	50.3	64.4	20.4
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings, as shown in the table below. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected. Commercial performing restructured loans are primarily comprised of certain business, construction and business real estate loans classified as substandard but renewed at rates judged to be non- market. These loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card and other small consumer loans under various debt management and assistance programs. Modifications to these loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company also classified as consumer bankruptcy certain personal real estate, revolving home equity, and consumer loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments. Other consumer loans classified as troubled debt restructurings consist of various other workout arrangements with consumer customers.

(In thousands)	June 30, 2019	December 31, 2018
Accruing restructured loans:
Commercial	$29,450	$50,904
Assistance programs	8,129	7,410
Consumer bankruptcy	3,737	4,103
Other consumer	4,061	3,663
Non-accrual loans	8,447	9,759
Total troubled debt restructurings	$53,824	$75,839

The table below shows the balance of troubled debt restructurings by loan classification at June 30, 2019, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2019	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$30,112	$—
Real estate - construction and land	409	—
Real estate - business	6,477	—
Personal Banking:
Real estate - personal	3,820	217
Consumer	5,138	124
Revolving home equity	38	—
Consumer credit card	7,830	802
Total troubled debt restructurings	$53,824	$1,143

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. However, the effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $1.1 million on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

The Company had commitments of $3.6 million at June 30, 2019 to lend additional funds to borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to FNMA, FHLMC, and GNMA. At June 30, 2019, the fair value of these loans was $9.3 million, and the unpaid principal balance was $8.9 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at June 30, 2019 totaled $10.8 million.

At June 30, 2019, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $897 thousand and $1.4 million at June 30, 2019 and December 31, 2018, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $2.0 million at both June 30, 2019 and December 31, 2018, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at June 30, 2019 and December 31, 2018.

(In thousands)	June 30, 2019	December 31, 2018
Available for sale debt securities	$8,682,303	$8,538,041
Trading debt securities	36,508	27,059
Equity securities:
Readily determinable fair value	2,847	2,585
No readily determinable fair value	1,897	1,824
Other:
Federal Reserve Bank stock	33,627	33,498
Federal Home Loan Bank stock	10,000	10,000
Private equity investments	86,411	85,659
Total investment securities	$8,853,593	$8,698,666

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
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of June 30, 2019 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$57,062	$56,474
After 1 but within 5 years	515,684	531,338
After 5 but within 10 years	252,084	258,127
Total U.S. government and federal agency obligations	824,830	845,939
Government-sponsored enterprise obligations:
Within 1 year	36,444	36,326
After 1 but within 5 years	85,157	85,247
After 5 but within 10 years	34,986	35,061
After 10 years	42,934	43,503
Total government-sponsored enterprise obligations	199,521	200,137
State and municipal obligations:
Within 1 year	80,688	80,910
After 1 but within 5 years	651,274	667,864
After 5 but within 10 years	416,248	435,736
After 10 years	51,619	52,946
Total state and municipal obligations	1,199,829	1,237,456
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,680,963	3,729,632
Non-agency mortgage-backed securities	996,413	1,010,667
Asset-backed securities	1,316,766	1,326,178
Total mortgage and asset-backed securities	5,994,142	6,066,477
Other debt securities:
Within 1 year	27,495	27,458
After 1 but within 5 years	246,153	249,059
After 5 but within 10 years	54,620	55,777
Total other debt securities	328,268	332,294
Total available for sale debt securities	$8,546,590	$8,682,303

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $456.9 million, at fair value, at June 30, 2019. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $11.6 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates.

For debt securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
U.S. government and federal agency obligations	$824,830	$21,762	$(653)	$845,939
Government-sponsored enterprise obligations	199,521	737	(121)	200,137
State and municipal obligations	1,199,829	37,686	(59)	1,237,456
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,680,963	53,318	(4,649)	3,729,632
Non-agency mortgage-backed securities	996,413	16,171	(1,917)	1,010,667
Asset-backed securities	1,316,766	11,912	(2,500)	1,326,178
Total mortgage and asset-backed securities	5,994,142	81,401	(9,066)	6,066,477
Other debt securities	328,268	4,073	(47)	332,294
Total	$8,546,590	$145,659	$(9,946)	$8,682,303
December 31, 2018
U.S. government and federal agency obligations	$914,486	$4,545	$(11,379)	$907,652
Government-sponsored enterprise obligations	199,470	55	(3,747)	195,778
State and municipal obligations	1,322,785	10,284	(5,030)	1,328,039
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,253,433	9,820	(48,268)	3,214,985
Non-agency mortgage-backed securities	1,053,854	6,641	(12,779)	1,047,716
Asset-backed securities	1,518,976	3,849	(11,211)	1,511,614
Total mortgage and asset-backed securities	5,826,263	20,310	(72,258)	5,774,315
Other debt securities	339,595	72	(7,410)	332,257
Total	$8,602,599	$35,266	$(99,824)	$8,538,041

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or who have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, cash flow analyses are prepared. For more complex analyses, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2019, the fair value of securities on this watch list was $50.6 million compared to $57.7 million at December 31, 2018.

As of June 30, 2019, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities with a current par value of $19.5 million. These securities, which are part of the watch list mentioned above, had an aggregate fair value of $15.2 million at June 30, 2019. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $13.6 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at June 30, 2019 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	6%	-	51%
Credit support	0%	-	19%
Loss severity	10%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Six Months Ended June 30
(In thousands)	2019	2018
Cumulative OTTI credit losses at January 1	$14,092	$14,199
Credit losses on debt securities for which impairment was not previously recognized	48	58
Credit losses on debt securities for which impairment was previously recognized	15	10
Increase in expected cash flows that are recognized over remaining life of security	(564)	(104)
Cumulative OTTI credit losses at June 30	$13,591	$14,163

Debt securities with unrealized losses recorded in AOCI are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
U.S. government and federal agency obligations	$3,568	$23	$89,497	$630	$93,065	$653
Government-sponsored enterprise obligations	14,899	3	36,326	118	51,225	121
State and municipal obligations	6,815	14	23,389	45	30,204	59
Mortgage and asset-backed securities:
Agency mortgage-backed securities	101,403	116	603,083	4,533	704,486	4,649
Non-agency mortgage-backed securities	25,463	67	440,616	1,850	466,079	1,917
Asset-backed securities	274,765	1,617	270,243	883	545,008	2,500
Total mortgage and asset-backed securities	401,631	1,800	1,313,942	7,266	1,715,573	9,066
Other debt securities	4,998	1	27,947	46	32,945	47
Total	$431,911	$1,841	$1,491,101	$8,105	$1,923,012	$9,946
December 31, 2018
U.S. government and federal agency obligations	$317,699	$6,515	$116,728	$4,864	$434,427	$11,379
Government-sponsored enterprise obligations	—	—	188,846	3,747	188,846	3,747
State and municipal obligations	157,838	704	257,051	4,326	414,889	5,030
Mortgage and asset-backed securities:
Agency mortgage-backed securities	330,933	1,502	1,927,268	46,766	2,258,201	48,268
Non-agency mortgage-backed securities	207,506	1,085	657,685	11,694	865,191	12,779
Asset-backed securities	147,997	728	813,427	10,483	961,424	11,211
Total mortgage and asset-backed securities	686,436	3,315	3,398,380	68,943	4,084,816	72,258
Other debt securities	51,836	564	260,682	6,846	312,518	7,410
Total	$1,213,809	$11,098	$4,221,687	$88,726	$5,435,496	$99,824

The available for sale debt portfolio included $1.9 billion of securities that were in a loss position at June 30, 2019, compared to $5.4 billion at December 31, 2018.  The total amount of unrealized loss on these securities was $9.9 million at June 30, 2019, a decrease of $89.9 million compared to the loss at December 31, 2018.  This decrease in losses was mainly due to a declining interest rate environment at June 30, 2019.

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2019	2018
Proceeds from sales of securities:
Available for sale debt securities	$368,219	$152,541
Equity securities	—	39,981
Other	7,243	—
Total proceeds	$375,462	$192,522

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$2,249	$423
Losses realized on sales	(1,559)	—
Other-than-temporary impairment recognized on debt securities	(63)	(68)
Equity securities:
Gains realized on sales	—	102
Losses realized on sales	—	(8,917)
Fair value adjustments, net	262	2,699
Other:
Gains realized on sales	1,094	—
Fair value adjustments, net	(3,018)	8,096
Total investment securities gains (losses), net	$(1,035)	$2,335

Net gains and losses on investment securities for the six months ended June 30, 2019 included losses in fair value of $3.0 million on private equity investments, gains of $262 thousand on equity securities, and net gains of $690 thousand and $1.1 million realized on sales of available for sale and private equity securities, respectively.

At June 30, 2019, securities totaling $4.7 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $205.3 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2019				December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(29,237)	$—	$2,033	$31,270	$(28,954)	$—	$2,316
Mortgage servicing rights	11,332	(4,293)	(309)	6,730	10,339	(3,861)	—	6,478
Total	$42,602	$(33,530)	$(309)	$8,763	$41,609	$(32,815)	$—	$8,794

Aggregate amortization expense on intangible assets was $373 thousand and $313 thousand for the three month periods ended June 30, 2019 and 2018, respectively, and $715 thousand and $634 thousand for the six month periods ended June 30, 2019 and 2018, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2019. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2019	$1,442
2020	1,316
2021	1,108
2022	941
2023	782

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2019 are as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2019	$138,921	$2,316	$6,478
Originations	—	—	993
Amortization	—	(283)	(432)
Impairment	—	—	(309)
Balance June 30, 2019	$138,921	$2,033	$6,730

Goodwill allocated to the Company’s operating segments at June 30, 2019 and December 31, 2018 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2019, that net liability was $2.0 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $355.0 million at June 30, 2019.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2019, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 year to 11 years. At June 30, 2019, the fair value of the Company's guarantee liabilities for RPAs was $177 thousand, and the notional amount of the underlying swaps was $76.0 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

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

Lessee
The Company primarily has operating leases for branches, office space, ATM locations, and certain equipment. As of June 30, 2019, the right-of-use asset, reported within premises and equipment, net, and lease liability, reported within other liabilities, recognized on the Company's consolidated balance sheets totaled $27.0 million and $27.6 million, respectively. For leases with a term of 12 months or less, an election was made not to recognize lease assets and lease liabilities for all asset classes, and to recognize lease expense for these leases on a straight-line basis over the lease term. Total lease cost for the three and six months ended June 30, 2019 was $1.8 million and $3.6 million, respectively. The Company's leases have remaining terms of 1 year to 35 years, most of which contain renewal options. However, the renewal options are generally not included in the leased asset or liability because exercising the options are uncertain.

The maturities of operating leases are included in the table below.

(in thousands)	Operating Leases(a)
2019 (excluding the six months ended June 30, 2019)	$2,885
2020	5,261
2021	4,437
2022	3,955
2023	3,633
After 2023	14,988
Total lease payments	$35,159
Less: Interest(b)	7,542
Present value of lease liabilities	$27,617
(a) Excludes $2.5 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(b) Calculated using the interest rate for each lease.

The following table presents the average lease term and discount rate of operating leases.

June 30, 2019
Weighted-average remaining lease term	11.9 years
Weighted-average discount rate	3.74%

Supplemental cash flow information related to operating leases is included in the table below.

	For the Three Months Ended June 30	For the Six Months Ended June 30
(in thousands)	2019	2019
Operating cash paid toward lease liabilities	$1,550	$3,041
Leased assets obtained in exchange for new lease liabilities	$1,070	$2,092

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

The following table provides the components of lease income.

	For the Three Months Ended June 30	For the Six Months Ended June 30
(in thousands)	2019	2019
Direct financing and sales-type leases	6,034	11,896
Operating leases(a)	1,926	3,832
Total lease income	$7,960	$15,728
(a) Includes rent of $18 thousand and $37 thousand, respectively, from Tower Properties Company, a related party, for the three and six months ended June 30, 2019.

The following table presents the components of the net investments in direct financing and sales-type leases.

(in thousands)	June 30, 2019
Lease payment receivable	$720,498
Unguaranteed residual assets	53,472
Total net investments in direct financing and sales-type leases	$773,970
Deferred origination cost	3,118
Total net investment included within business loans	$777,088

The maturities of lease receivables are included in the table below.

(in thousands)	Direct Financing and Sale-Type Leases	Operating Leases	Total
2019 (excluding the six months ended June 30, 2019)	$123,242	$3,779	$127,021
2020	190,992	7,346	198,338
2021	148,271	7,250	155,521
2022	108,230	13,557	121,787
2023	78,243	5,081	83,324
After 2023	135,256	13,084	148,340
Total lease receipts	784,234	$50,097	$834,331
Less: Net present value adjustment	63,736
Present value of lease receipts	$720,498

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Service cost - benefits earned during the period	$159	$152	$318	$305
Interest cost on projected benefit obligation	1,065	951	2,130	1,901
Expected return on plan assets	(1,197)	(1,438)	(2,393)	(2,875)
Amortization of prior service cost	(67)	(67)	(135)	(135)
Amortization of unrecognized net loss	585	592	1,171	1,184
Net periodic pension cost	$545	$190	$1,091	$380

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first six months of 2019, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2019	2018	2019	2018
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$107,971	$110,330	$205,109	$211,314
Less preferred stock dividends	2,250	2,250	4,500	4,500
Net income available to common shareholders	105,721	108,080	200,609	206,814
Less income allocated to nonvested restricted stock	1,012	1,139	1,956	2,260
Net income allocated to common stock	$104,709	$106,941	$198,653	$204,554
Weighted average common shares outstanding	109,487	110,970	109,747	110,943
Basic income per common share	$.96	$.96	$1.81	$1.84
Diluted income per common share:
Net income available to common shareholders	$105,721	$108,080	$200,609	$206,814
Less income allocated to nonvested restricted stock	1,009	1,136	1,952	2,254
Net income allocated to common stock	$104,712	$106,944	$198,657	$204,560
Weighted average common shares outstanding	109,487	110,970	109,747	110,943
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	265	361	278	355
Weighted average diluted common shares outstanding	109,752	111,331	110,025	111,298
Diluted income per common share	$.96	$.96	$1.81	$1.84

Unexercised stock appreciation rights of 322 thousand and 308 thousand were excluded from the computation of diluted income per common share for the six month periods ended June 30, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive.

In the Annual Meeting of the Shareholders, held on April 17, 2019, a proposal to increase the shares of Company common stock authorized for issuance under its articles of incorporation was approved. The approval increased the authorized shares from 120,000,000 to 140,000,000.
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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2019	$3,861	$(52,278)	$(23,107)	$6,855	$(64,669)
Other comprehensive income (loss) before reclassifications to current earnings	(312)	201,210	—	28,405	229,303
Amounts reclassified to current earnings from accumulated other comprehensive income	63	(690)	1,036	1,709	2,118
Current period other comprehensive income (loss), before tax	(249)	200,520	1,036	30,114	231,421
Income tax (expense) benefit	62	(50,129)	(259)	(7,528)	(57,854)
Current period other comprehensive income (loss), net of tax	(187)	150,391	777	22,586	173,567
Transfer of unrealized gain on securities for which impairment was not previously recognized	35	(35)	—	—	—
Balance June 30, 2019	$3,709	$98,078	$(22,330)	$29,441	$108,898
Balance January 1, 2018	$3,411	$30,326	$(19,629)	$—	$14,108
ASU 2018-02 Reclassification of tax rate change	715	6,359	(4,142)	—	2,932
ASU 2016-01 Reclassification of unrealized gain on equity securities	—	(33,320)	—	—	(33,320)
Other comprehensive loss before reclassifications to current earnings	(173)	(123,854)	—	—	(124,027)
Amounts reclassified to current earnings from accumulated other comprehensive income	68	(424)	1,049	—	693
Current period other comprehensive income (loss), before tax	(105)	(124,278)	1,049	—	(123,334)
Income tax (expense) benefit	27	31,068	(262)	—	30,833
Current period other comprehensive income (loss), net of tax	(78)	(93,210)	787	—	(92,501)
Transfer of unrealized gain on securities for which impairment was not previously recognized	12	(12)	—	—	—
Balance June 30, 2018	$4,060	$(89,857)	$(22,984)	$—	$(108,781)

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

10. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 165 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  Residential mortgage origination, sales and servicing functions are included in this Consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment.  The Commercial segment provides corporate lending, leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment includes both merchant and commercial bank card products. It also includes the Capital Markets Group which sells fixed income securities and provides safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2019
Net interest income	$79,207	$85,076	$12,576	$176,859	$34,775	$211,634
Provision for loan losses	(11,255)	(90)	(1)	(11,346)	(460)	(11,806)
Non-interest income	33,620	50,278	45,032	128,930	(1,671)	127,259
Investment securities losses, net	—	—	—	—	(110)	(110)
Non-interest expense	(76,124)	(78,690)	(31,217)	(186,031)	(3,748)	(189,779)
Income before income taxes	$25,448	$56,574	$26,390	$108,412	$28,786	$137,198
Six Months Ended June 30, 2019
Net interest income	$156,104	$170,924	$24,252	$351,280	$63,842	$415,122
Provision for loan losses	(22,304)	(708)	32	(22,980)	(1,289)	(24,269)
Non-interest income	62,791	98,193	89,364	250,348	(1,849)	248,499
Investment securities losses, net	—	—	—	—	(1,035)	(1,035)
Non-interest expense	(149,632)	(155,528)	(62,109)	(367,269)	(13,935)	(381,204)
Income before income taxes	$46,959	$112,881	$51,539	$211,379	$45,734	$257,113
Three Months Ended June 30, 2018
Net interest income	$73,104	$85,227	$11,857	$170,188	$40,771	$210,959
Provision for loan losses	(10,287)	308	16	(9,963)	(80)	(10,043)
Non-interest income	32,116	51,647	42,901	126,664	(1,814)	124,850
Investment securities losses, net	—	—	—	—	(3,075)	(3,075)
Non-interest expense	(71,662)	(75,380)	(30,285)	(177,327)	(4,533)	(181,860)
Income before income taxes	$23,271	$61,802	$24,489	$109,562	$31,269	$140,831
Six Months Ended June 30, 2018
Net interest income	$144,125	$167,811	$23,302	$335,238	$68,613	$403,851
Provision for loan losses	(20,660)	488	(48)	(20,220)	(219)	(20,439)
Non-interest income	62,332	100,856	85,004	248,192	(3,652)	244,540
Investment securities gains, net	—	—	—	—	2,335	2,335
Non-interest expense	(141,581)	(148,158)	(62,110)	(351,849)	(12,288)	(364,137)
Income before income taxes	$44,216	$120,997	$46,148	$211,361	$54,789	$266,150

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At June 30, 2019, with the exception of the interest rate floors (discussed below), the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	June 30, 2019	December 31, 2018
Interest rate swaps	$2,182,949	$2,006,280
Interest rate floors	1,500,000	1,000,000
Interest rate caps	61,229	62,163
Credit risk participation agreements	135,974	143,460
Foreign exchange contracts	5,227	6,206
Mortgage loan commitments	27,779	14,544
Mortgage loan forward sale contracts	1,716	5,768
Forward TBA contracts	41,500	16,500
Total notional amount	$3,956,374	$3,254,921

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

As of June 30, 2019, the Company has entered into three interest rate floors with a combined notional value of $1.5 billion, to hedge the risk of declining interest rates on certain floating rate commercial loans indexed to one month LIBOR. The first interest rate floor has a purchased strike rate of 2.25% and is effective on January 1, 2020 and matures on January 1, 2026. The second interest rate floor has a purchased strike rate of 2.50% and is effective on June 1, 2020 and matures on June 1, 2026. The third interest rate floor has a purchased strike rate of 2.00% and is effective December 15, 2020 and matures on December 15, 2026. The premiums paid for these floors totaled $31.3 million. As of June 30, 2019, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is approximately 7.0 years. The interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of the interest rate floors are recorded in AOCI, net of the amortization of the premium paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of June 30, 2019, net deferred gains on the interest rate floors totaled $39.3 million (pre-tax) and was recorded in AOCI in the consolidated balance sheet. As of June 30, 2019, it is expected that $4.1 million (pre-tax) of interest rate floor premium amortization will be reclassified from AOCI into earnings over the next twelve months.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. Effective January 2017, certain collateral posted to and from the Company's clearing counterparty has been offset against the fair values of cleared swaps, such that at June 30, 2019 in the table below, the positive fair values of cleared swaps were reduced by $372 thousand and the negative fair values of cleared swaps were reduced by $27.9 million. At December 31, 2018, the positive fair values of cleared swaps were reduced by $8.1 million and the negative fair values of cleared swaps were reduced by $6.5 million.

	Asset Derivatives		Liability Derivatives
	June 30, 2019	Dec. 31, 2018	June 30, 2019	Dec. 31, 2018
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$68,116	$29,031	$—	$—
Total derivatives designated as hedging instruments	$68,116	$29,031	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$37,166	$11,537	$(9,646)	$(13,110)
Interest rate caps	5	24	(5)	(24)
Credit risk participation agreements	125	47	(177)	(93)
Foreign exchange contracts	23	20	(13)	(8)
Mortgage loan commitments	984	536	(49)	—
Mortgage loan forward sale contracts	10	15	—	(8)
Forward TBA contracts	1	—	(122)	(178)
Total derivatives not designated as hedging instruments	$38,314	$12,179	$(10,012)	$(13,421)
Total	$106,430	$41,210	$(10,012)	$(13,421)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended June 30, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors*	$25,378	$35,264	$(9,886)	Interest and fees on loans	$(1,031)	$—	$(1,031)
Total	$25,378	$35,264	$(9,886)	Total	$(1,031)	$—	$(1,031)
For the Six Months Ended June 30, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors*	$28,405	$46,137	$(17,732)	Interest and fees on loans	$(1,709)	$—	$(1,709)
Total	$28,405	$46,137	$(17,732)	Total	$(1,709)	$—	$(1,709)
* No hedging relationship existed during the three and six months ended June 30, 2018.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2019	2018	2019	2018
Derivative instruments:
Interest rate swaps	Other non-interest income	$824	$1,727	$1,127	$2,232
Credit risk participation agreements	Other non-interest income	13	16	41	180
Foreign exchange contracts	Other non-interest income	(13)	173	3	182
Mortgage loan commitments	Loan fees and sales	112	148	399	149
Mortgage loan forward sale contracts	Loan fees and sales	(13)	6	3	6
Forward TBA contracts	Loan fees and sales	859	(9)	593	533
Total		$1,782	$2,061	$2,166	$3,282

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
June 30, 2019
Assets:
Derivatives subject to master netting agreements	105,389	—	105,389	(7,837)	(60,437)	37,115
Derivatives not subject to master netting agreements	1,041	—	1,041
Total derivatives	106,430	—	106,430
Liabilities:
Derivatives subject to master netting agreements	9,803	—	9,803	(7,837)	(336)	1,630
Derivatives not subject to master netting agreements	209	—	209
Total derivatives	10,012	—	10,012
December 31, 2018
Assets:
Derivatives subject to master netting agreements	$40,613	$—	$40,613	$(2,992)	$(26,174)	$11,447
Derivatives not subject to master netting agreements	597	—	597
Total derivatives	41,210	—	41,210
Liabilities:
Derivatives subject to master netting agreements	$13,333	$—	$13,333	$(2,992)	$(261)	$10,080
Derivatives not subject to master netting agreements	88	—	88
Total derivatives	13,421	—	13,421
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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at June 30, 2019 and $450.0 million at December 31, 2018. At June 30, 2019, the Company had posted collateral of $204.9 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.8 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
June 30, 2019
Total resale agreements, subject to master netting arrangements	$900,000	$(200,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,227,704	(200,000)	2,027,704	—	(2,027,704)	—
December 31, 2018
Total resale agreements, subject to master netting arrangements	$1,150,000	$(450,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,393,219	(450,000)	1,943,219	—	(1,943,219)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2019 and December 31, 2018, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2019
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$231,782	$—	$—	$231,782
Government-sponsored enterprise obligations	48,153	—	—	48,153
Agency mortgage-backed securities	720,531	46,617	231,365	998,513
Non-agency mortgage-backed securities	300,839	—	—	300,839
Asset-backed securities	505,646	25,000	25,000	555,646
Other debt securities	92,771	—	—	92,771
Total repurchase agreements, gross amount recognized	$1,899,722	$71,617	$256,365	$2,227,704
December 31, 2018
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$387,541	$150,000	$100,000	$637,541
Government-sponsored enterprise obligations	18,466	—	—	18,466
Agency mortgage-backed securities	882,744	31,774	213,752	1,128,270
Non-agency mortgage-backed securities	187,740	—	—	187,740
Asset-backed securities	322,680	—	—	322,680
Other debt securities	98,522	—	—	98,522
Total repurchase agreements, gross amount recognized	$1,897,693	$181,774	$313,752	$2,393,219

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.4 million and $3.1 million in the three months ended June 30, 2019 and 2018, respectively, and $6.9 million and $6.4 million in the six months ended June 30, 2019 and 2018, respectively.

Nonvested stock awards generally vest in 4 years to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2019, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	1,180,940	$43.24
Granted	188,649	61.71
Vested	(307,548)	32.90
Forfeited	(9,974)	48.48
Nonvested at June 30, 2019	1,052,067	$49.52

SARs are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs vest ratably over 4 years of continuous service and have contractual terms of 10 years. All SARs must be settled in stock under provisions of the plan. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs on date of grant. The current year per share average fair value and the model assumptions are shown in the table below.

Weighted per share average fair value at grant date	$11.92
Assumptions:
Dividend yield	1.7%
Volatility	19.8%
Risk-free interest rate	2.6%
Expected term	6.0 years

A summary of SAR activity during the first six months of 2019 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,066,438	$40.22
Granted	186,825	61.76
Forfeited	(4,610)	51.27
Expired	(682)	41.81
Exercised	(115,619)	34.16
Outstanding at June 30, 2019	1,132,352	$44.35	6.9 years	$17,726

14. Revenue from Contracts with Customers
The core principle of ASU 2014-09, "Revenue from Contracts with Customers," is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the six months ended June 30, 2019, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Bank card transaction fees	$42,646	$43,215	$82,290	$84,668
Trust fees	38,375	37,036	75,631	73,098
Deposit account charges and other fees	23,959	23,893	46,977	46,875
Consumer brokerage services	3,888	3,971	7,635	7,739
Other non-interest income	8,822	6,852	17,194	14,163
Total non-interest income from contracts with customers	117,690	114,967	229,727	226,543
Other non-interest income (a)	9,569	9,883	18,772	17,997
Total non-interest income	$127,259	$124,850	$248,499	$244,540
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

The following table presents the opening and closing receivable balances for the six month periods ended June 30, 2019 and 2018 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Bank card transaction fees	$11,462	$13,035	$11,104	$13,315
Trust fees	2,619	2,721	2,893	2,802
Deposit account charges and other fees	5,963	6,107	5,773	5,597
Consumer brokerage services	502	559	924	380

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the June 30, 2019 and December 31, 2018 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2019 or the year ended December 31, 2018.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets:
Residential mortgage loans held for sale	$9,285	$—	$9,285	$—
Available for sale debt securities:
U.S. government and federal agency obligations	845,939	845,939	—	—
Government-sponsored enterprise obligations	200,137	—	200,137	—
State and municipal obligations	1,237,456	—	1,225,815	11,641
Agency mortgage-backed securities	3,729,632	—	3,729,632	—
Non-agency mortgage-backed securities	1,010,667	—	1,010,667	—
Asset-backed securities	1,326,178	—	1,326,178	—
Other debt securities	332,294	—	332,294	—
Trading debt securities	36,508	—	36,508	—
Equity securities	2,847	2,847	—	—
Private equity investments	86,411	—	—	86,411
Derivatives *	106,430	—	105,321	1,109
Assets held in trust for deferred compensation plan	15,445	15,445	—	—
Total assets	8,939,229	864,231	7,975,837	99,161
Liabilities:
Derivatives *	10,012	—	9,786	226
Liabilities held in trust for deferred compensation plan	15,445	15,445	—	—
Total liabilities	$25,457	$15,445	$9,786	$226
December 31, 2018
Assets:
Residential mortgage loans held for sale	$13,529	$—	$13,529	$—
Available for sale debt securities:
U.S. government and federal agency obligations	907,652	907,652	—	—
Government-sponsored enterprise obligations	195,778	—	195,778	—
State and municipal obligations	1,328,039	—	1,313,881	14,158
Agency mortgage-backed securities	3,214,985	—	3,214,985	—
Non-agency mortgage-backed securities	1,047,716	—	1,047,716	—
Asset-backed securities	1,511,614	—	1,511,614	—
Other debt securities	332,257	—	332,257	—
Trading debt securities	27,059	—	27,059	—
Equity securities	2,585	2,585	—	—
Private equity investments	85,659	—	—	85,659
Derivatives *	41,210	—	40,627	583
Assets held in trust for deferred compensation plan	12,968	12,968	—	—
Total assets	8,721,051	923,205	7,697,446	100,400
Liabilities:
Derivatives *	13,421	—	13,328	93
Liabilities held in trust for deferred compensation plan	12,968	12,968	—	—
Total liabilities	$26,389	$12,968	$13,328	$93

* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2019
Balance March 31, 2019	$14,529	$85,877	$805	$101,211
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,176)	125	(1,051)
Included in other comprehensive income *	(5)	—	—	(5)
Investment securities called	(2,920)	—	—	(2,920)
Discount accretion	37	—	—	37
Purchases of private equity investments	—	7,829	—	7,829
Sale/pay down of private equity investments	—	(6,150)	—	(6,150)
Capitalized interest/dividends	—	31	—	31
Purchase of risk participation agreement	—	—	26	26
Sale of risk participation agreement	—	—	(73)	(73)
Balance June 30, 2019	$11,641	$86,411	$883	$98,935
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2019	$—	$(1,176)	$962	$(214)
For the six months ended June 30, 2019
Balance January 1, 2019	$14,158	$85,659	$490	$100,307
Total gains or losses (realized/unrealized):
Included in earnings	—	(3,018)	440	(2,578)
Included in other comprehensive income *	359	—	—	359
Investment securities called	(2,920)	—	—	(2,920)
Discount accretion	44	—	—	44
Purchases of private equity investments	—	9,889	—	9,889
Sale/pay down of private equity investments	—	(6,150)	—	(6,150)
Capitalized interest/dividends	—	31	—	31
Purchase of risk participation agreement	—	—	26	26
Sale of risk participation agreement	—	—	(73)	(73)
Balance June 30, 2019	$11,641	$86,411	$883	$98,935
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2019	$—	$(4,468)	$990	$(3,478)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2018
Balance March 31, 2018	$17,158	$64,951	$520	$82,629
Total gains or losses (realized/unrealized):
Included in earnings	—	3,791	164	3,955
Included in other comprehensive income *	(379)	—	—	(379)
Investment securities sold	(1,715)	—	—	(1,715)
Discount accretion	9	—	—	9
Purchases of private equity investments	—	364	—	364
Sale/pay down of private equity investments	—	(166)	—	(166)
Balance June 30, 2018	$15,073	$68,940	$684	$84,697
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2018	$—	$3,791	$747	$4,538
For the six months ended June 30, 2018
Balance January 1, 2018	$17,016	$55,752	$503	$73,271
Total gains or losses (realized/unrealized):
Included in earnings	—	8,096	329	8,425
Included in other comprehensive income *	(246)	—	—	(246)
Investment securities sold	(1,715)	—	—	(1,715)
Discount accretion	18	—	—	18
Purchases of private equity investments	—	5,243	—	5,243
Sale/pay down of private equity investments	—	(186)	—	(186)
Capitalized interest/dividends	—	35	—	35
Sale of risk participation agreement	—	—	(148)	(148)
Balance June 30, 2018	$15,073	$68,940	$684	$84,697
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2018	$—	$8,096	$910	$9,006

* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2019
Total gains or losses included in earnings	$112	$13	$(1,176)	$(1,051)
Change in unrealized gains or losses relating to assets still held at June 30, 2019	$935	$27	$(1,176)	$(214)
For the six months ended June 30, 2019
Total gains or losses included in earnings	$399	$41	$(3,018)	$(2,578)
Change in unrealized gains or losses relating to assets still held at June 30, 2019	$935	$55	$(4,468)	$(3,478)
For the three months ended June 30, 2018
Total gains or losses included in earnings	$147	$17	$3,791	$3,955
Change in unrealized gains or losses relating to assets still held at June 30, 2018	$730	$17	$3,791	$4,538
For the six months ended June 30, 2018
Total gains or losses included in earnings	$149	$180	$8,096	$8,425
Change in unrealized gains or losses relating to assets still held at June 30, 2018	$730	$180	$8,096	$9,006

Level 3 Inputs

The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $11.6 million at June 30, 2019, while private equity investments, included in other securities, totaled $86.4 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	3.1%	-	4.0%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0
Mortgage loan commitments	Discounted cash flow	Probability of funding	41.6%	-	99.7%	79.8%
		Embedded servicing value	.7%	-	1.9%	1.2%

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first six months of 2019 and 2018, and still held as of June 30, 2019 and 2018, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2019 and 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2019
Collateral dependent impaired loans	$135	$—	$—	$135	$(58)
Mortgage servicing rights	6,730	—	—	6,730	(309)
Long-lived assets	820	—	—	820	(318)

June 30, 2018
Collateral dependent impaired loans	$175	$—	$—	$175	$(118)
Mortgage servicing rights	5,463	—	—	5,463	9
Foreclosed assets	47	—	—	47	(47)
Long-lived assets	914	—	—	914	(552)

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

The Company prospectively adopted ASU 2016-01 on January 1, 2018. In accordance with its requirements, the fair value of loans as of June 30, 2019 and December 31, 2018 were measured using an exit price notion.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2019 and December 31, 2018:

	Carrying Amount	Estimated Fair Value at June 30, 2019
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,257,682	$—	$—	$5,225,272	$5,225,272
Real estate - construction and land	909,784	—	—	907,476	907,476
Real estate - business	2,867,831	—	—	2,876,513	2,876,513
Real estate - personal	2,160,515	—	—	2,152,628	2,152,628
Consumer	1,927,623	—	—	1,887,456	1,887,456
Revolving home equity	357,406	—	—	353,684	353,684
Consumer credit card	776,333	—	—	723,397	723,397
Overdrafts	3,074	—	—	2,192	2,192
Total loans	14,260,248	—	—	14,128,618	14,128,618
Loans held for sale	20,067	—	20,067	—	20,067
Investment securities	8,853,593	848,786	7,861,231	143,576	8,853,593
Securities purchased under agreements to resell	700,000	—	—	723,343	723,343
Interest earning deposits with banks	492,318	492,318	—	—	492,318
Cash and due from banks	456,192	456,192	—	—	456,192
Derivative instruments	106,430	—	105,321	1,109	106,430
Assets held in trust for deferred compensation plan	15,445	15,445	—	—	15,445
Total	$24,904,293	$1,812,741	$7,986,619	$14,996,646	$24,796,006
Financial Liabilities
Non-interest bearing deposits	$6,274,838	$6,274,838	$—	$—	$6,274,838
Savings, interest checking and money market deposits	11,452,849	11,452,849	—	—	11,452,849
Certificates of deposit	2,101,921	—	—	2,117,409	2,117,409
Federal funds purchased	366,590	366,590	—	—	366,590
Securities sold under agreements to repurchase	2,027,704	—	—	2,028,813	2,028,813
Other borrowings	4,429	—	3,586	843	4,429
Derivative instruments	10,012	—	9,786	226	10,012
Liabilities held in trust for deferred compensation plan	15,445	15,445	—	—	15,445
Total	$22,253,788	$18,109,722	$13,372	$4,147,291	$22,270,385

	Carrying Amount	Estimated Fair Value at December 31, 2018
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,106,427	$—	$—	$5,017,694	$5,017,694
Real estate - construction and land	869,659	—	—	868,274	868,274
Real estate - business	2,875,788	—	—	2,846,095	2,846,095
Real estate - personal	2,127,083	—	—	2,084,370	2,084,370
Consumer	1,955,572	—	—	1,916,627	1,916,627
Revolving home equity	376,399	—	—	365,069	365,069
Consumer credit card	814,134	—	—	756,651	756,651
Overdrafts	15,236	—	—	11,223	11,223
Total loans	14,140,298	—	—	13,866,003	13,866,003
Loans held for sale	20,694	—	20,694	—	20,694
Investment securities	8,698,666	910,237	7,643,290	145,139	8,698,666
Federal funds sold	3,320	3,320	—	—	3,320
Securities purchased under agreements to resell	700,000	—	—	693,228	693,228
Interest earning deposits with banks	689,876	689,876	—	—	689,876
Cash and due from banks	507,892	507,892	—	—	507,892
Derivative instruments	41,210	—	40,627	583	41,210
Assets held in trust for deferred compensation plan	12,968	12,968	—	—	12,968
Total	$24,814,924	$2,124,293	$7,704,611	$14,704,953	$24,533,857
Financial Liabilities
Non-interest bearing deposits	$6,980,298	$6,980,298	$—	$—	$6,980,298
Savings, interest checking and money market deposits	11,685,239	11,685,239	—	—	11,685,239
Certificates of deposit	1,658,122	—	—	1,663,748	1,663,748
Federal funds purchased	13,170	13,170	—	—	13,170
Securities sold under agreements to repurchase	1,943,219	—	—	1,944,458	1,944,458
Other borrowings	8,702	—	7,751	951	8,702
Derivative instruments	13,421	—	13,328	93	13,421
Liabilities held in trust for deferred compensation plan	12,968	12,968	—	—	12,968
Total	$22,315,139	$18,691,675	$21,079	$3,609,250	$22,322,004

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at June 30, 2019, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2018 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2019	2018		2019	2018
Per Share Data
Net income per common share — basic	$.96	$.96	*	$1.81	$1.84	*
Net income per common share — diluted	.96	.96	*	1.81	1.84	*
Cash dividends on common stock	.260	.224	*	.520	.448	*
Book value per common share				27.53	23.47	*
Market price				59.66	61.63	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	70.97%	68.85%		70.96%	68.97%
Non-interest bearing deposits to total deposits	31.85	33.37		31.86	33.61
Equity to loans (1)	21.80	19.59		21.43	19.54
Equity to deposits	15.47	13.49		15.21	13.48
Equity to total assets	12.27	11.12		12.10	11.07
Return on total assets	1.73	1.80		1.66	1.73
Return on common equity	14.46	16.78		14.06	16.19
(Based on end-of-period data)
Non-interest income to revenue (2)	37.55	37.18		37.45	37.71
Efficiency ratio (3)	55.88	54.06		57.29	56.06
Tier I common risk-based capital ratio				14.28	13.71
Tier I risk-based capital ratio				15.02	14.48
Total risk-based capital ratio				15.86	15.33
Tangible common equity to tangible assets ratio (4)				11.25	10.18
Tier I leverage ratio				11.75	11.18

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

	June 30
(Dollars in thousands)	2019	2018
Total equity	$3,171,363	$2,771,383
Less non-controlling interest	2,632	3,396
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	2,033	2,620
Total tangible common equity (a)	$2,882,993	$2,481,662
Total assets	$25,772,174	$24,524,742
Less goodwill	138,921	138,921
Less core deposit premium	2,033	2,620
Total tangible assets (b)	$25,631,220	$24,383,201
Tangible common equity to tangible assets ratio (a)/(b)	11.25%	10.18%

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2019	2018	% change	2019	2018	% change
Net interest income	$211,634	$210,959.3%		$415,122	$403,851	2.8%
Provision for loan losses	(11,806)	(10,043)	17.6	(24,269)	(20,439)	18.7
Non-interest income	127,259	124,850	1.9	248,499	244,540	1.6
Investment securities gains (losses), net	(110)	(3,075)	(96.4)	(1,035)	2,335	N.M.
Non-interest expense	(189,779)	(181,860)	4.4	(381,204)	(364,137)	4.7
Income taxes	(28,899)	(29,507)	(2.1)	(51,759)	(52,765)	(1.9)
Non-controlling interest expense	(328)	(994)	(67.0)	(245)	(2,071)	(88.2)
Net income attributable to Commerce Bancshares, Inc.	107,971	110,330	(2.1)	205,109	211,314	(2.9)
Preferred stock dividends	(2,250)	(2,250)	—	(4,500)	(4,500)	—
Net income available to common shareholders	$105,721	$108,080	(2.2)%	$200,609	$206,814	(3.0)%
N.M. - Not meaningful.

For the quarter ended June 30, 2019, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $108.0 million, a decrease of $2.4 million, or 2.1%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.73%, the annualized return on average common equity was 14.46%, and the efficiency ratio was 55.88%. Diluted earnings per common share was $.96, which was equal to $.96 per share in the second quarter of 2018 and an increase of 12.9% compared to $.85 per share in the first quarter of 2019.

Compared to the second quarter of last year, net interest income increased $675 thousand, mainly due to growth of $13.6 million in interest income on loans, partly offset by an increase of $12.1 million in interest expense on deposits and borrowings. The provision for loan losses totaled $11.8 million for the current quarter, representing an increase of $1.8 million over the second quarter of 2018. Non-interest income increased $2.4 million, or 1.9%, compared to the second quarter of 2018, mainly due to growth in trust fees, cash sweep fees and loan fee income, coupled with gains on sales of assets. These increases were partly offset by lower bank card, interest rate swap and international fees. Net investment securities losses totaled $110 thousand in the current quarter compared to losses of $3.1 million in the same quarter last year. Current quarter losses resulted primarily from fair value net losses on the Company's private equity investment portfolio. Non-interest expense increased $7.9 million, or 4.4%, compared to the second quarter of 2018 mainly due to increases in salaries and benefits, data processing and marketing costs, partly offset by lower deposit insurance expense.

Net income for the first six months of 2019 was $205.1 million, a decrease of $6.2 million, or 2.9%, from the same period last year. Diluted earnings per common share was $1.81, a decrease of 1.6% compared to $1.84 per share in the same period last year. For the first six months of 2019, the annualized return on average assets was 1.66%, the annualized return on average common equity was 14.06%, and the efficiency ratio was 57.29%. Net interest income increased $11.3 million, or 2.8%, over the same period last year. This growth was largely due to an increase of $33.0 million in loan interest income, partly offset by a $23.4 million increase in deposits and borrowings interest expense. The provision for loan losses was $24.3 million for the first six months of 2019, up $3.8 million over the same period last year. Non-interest income increased $4.0 million, or 1.6%, over the first six months of last year due to growth in trust fees, cash sweep fees and loan fee income, partly offset by decreases in interest rate swap and net bank card fees. Non-interest expense increased $17.1 million, or 4.7%, due to higher salaries and benefits expense of $10.7 million, coupled with an increase in data processing expense, which was partly offset by a decrease in deposit insurance expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2019 vs. 2018			Six Months Ended June 30, 2019 vs. 2018
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$1,702	$4,290	$5,992	$3,036	$11,705	$14,741
Real estate - construction and land	(796)	1,297	501	(1,307)	3,607	2,300
Real estate - business	1,492	2,679	4,171	2,794	6,572	9,366
Real estate - personal	537	660	1,197	1,074	1,663	2,737
Consumer	(1,287)	1,816	529	(2,790)	4,071	1,281
Revolving home equity	(188)	627	439	(417)	1,465	1,048
Consumer credit card	357	526	883	1,055	750	1,805
Overdrafts	—	—	—	—	—	—
Total interest on loans	1,817	11,895	13,712	3,445	29,833	33,278
Loans held for sale	(9)	(2)	(11)	(2)	21	19
Investment securities:
U.S. government and federal agency securities	(628)	3,114	2,486	(572)	13	(559)
Government-sponsored enterprise obligations	(725)	220	(505)	(1,663)	479	(1,184)
State and municipal obligations	(1,317)	362	(955)	(3,050)	795	(2,255)
Mortgage-backed securities	3,549	1,167	4,716	6,359	2,587	8,946
Asset-backed securities	30	1,677	1,707	334	3,887	4,221
Other securities	(9,156)	(584)	(9,740)	(9,153)	(406)	(9,559)
Total interest on investment securities	(8,247)	5,956	(2,291)	(7,745)	7,355	(390)
Federal funds sold and short-term securities purchased under
agreements to resell	(169)	3	(166)	(330)	17	(313)
Long-term securities purchased under agreements to resell	—	(98)	(98)	—	(454)	(454)
Interest earning deposits with banks	(97)	493	396	90	1,052	1,142
Total interest income	(6,705)	18,247	11,542	(4,542)	37,824	33,282
Interest expense:
Deposits:
Savings	13	(5)	8	29	(19)	10
Interest checking and money market	(60)	3,787	3,727	7	7,731	7,738
Certificates of deposit of less than $100,000	(3)	840	837	(31)	1,465	1,434
Certificates of deposit of $100,000 and over	870	2,578	3,448	1,315	5,296	6,611
Total interest on deposits	820	7,200	8,020	1,320	14,473	15,793
Federal funds purchased and securities sold under
agreements to repurchase	1,616	2,485	4,101	2,098	5,511	7,609
Other borrowings	(4)	(3)	(7)	(8)	(6)	(14)
Total interest expense	2,432	9,682	12,114	3,410	19,978	23,388
Net interest income, tax equivalent basis	$(9,137)	$8,565	$(572)	$(7,952)	$17,846	$9,894
Net interest income in the second quarter of 2019 was $211.6 million, an increase of $675 thousand over the second quarter of 2018. On a tax equivalent (T/E) basis, net interest income totaled $215.2 million in the second quarter of 2019, down $572 thousand from the same period last year and up $8.1 million over the previous quarter. The increase in net interest income compared to the second quarter of 2018 was mainly due to higher interest income on loans (T/E) of $13.7 million. The increase in interest on loans was a result of higher yields on all loan products, especially commercial loans, many of which have variable rates. Total interest income on investment securities (T/E) decreased $2.3 million from the second quarter of 2018 due to the receipt of $8.9 million in dividend income from a liquidated equity security recorded in the prior year, partly offset by an increase of $1.9 million in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS) and an increase of $4.7 million in mortgage-backed securities interest income. The Company's net yield on earning assets (T/E) was 3.61% in the current quarter compared to 3.65% in the second quarter of 2018.

Total interest income (T/E) increased $11.5 million over the second quarter of 2018. Interest income on loans (T/E) was $169.3 million during the second quarter of 2019, and increased $13.7 million, or 8.8%, over the same quarter last year. The increase was primarily due to growth of 33 basis points in the average rate earned, supplemented by growth of $193.4 million, or 1.4%, in average loan balances. Most of the increase in interest income occurred in the business, business real estate, personal real estate and consumer credit card loan categories. The largest increase to interest income occurred in business loan interest, which grew $6.0 million due to a 33 basis point increase in the average rate earned, coupled with higher average balances of $180.6 million, or 3.6%. Construction loan interest grew $501 thousand due to a 57 basis point increase in the average rate earned, partly offset by a $63.1 million decrease in average balances. Business real estate loan interest increased $4.2 million due to an increase of 38 basis points in the average rate earned and a $141.8 million, or 5.2%, increase in average balances. Personal real estate loan interest increased $1.2 million due to an increase of $56.1 million, or 2.7%, in average balances and an increase of 13 basis points in the average rate earned. Interest on consumer loans increased $529 thousand over the same period last year as the average rate increased 38 basis points, but was partly offset by a decline of $117.6 million in average balances (mainly auto loans). In addition, interest on consumer credit card loans grew $883 thousand over the same quarter last year, as the average rate earned increased 28 basis points and average balances increased $11.9 million.

Interest income on investment securities (T/E) was $66.6 million during the second quarter of 2019, which was a decrease of $2.3 million from the same quarter last year. The decrease in interest income was mainly due to the prior year receipt of $8.9 million in dividend income on the equity security mentioned above. In addition, interest income on state & municipal obligations declined $955 thousand due to lower average balances of $172.8 million, partly offset by growth of 12 basis points in the average rate earned, while interest income on government-sponsored enterprise obligations declined $505 thousand mainly due to a decline of $154.7 million in average balances, partly offset by growth of 44 basis points in the average rate earned. These decreases were partly offset by higher interest income on mortgage-backed securities, which grew $4.7 million due to an increase of $547.6 million in average balances and a 10 basis point increase in the average rate earned. Adjustments to premium amortization expense, due to faster prepayment speeds on various mortgage-backed and asset-backed securities, decreased interest income $1.1 million in the current quarter, compared to a $1.5 million increase in the same quarter last year. Interest income related to TIPS, which is tied to the Consumer Price Index, increased $1.9 million in the second quarter of 2019 compared to the same period in 2018 and totaled $6.5 million in the current quarter and $4.5 million in the second quarter of 2018. Interest income on asset-backed securities increased $1.7 million mainly due to growth in the average rate earned of 47 basis points. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.8 billion in the second quarter of 2019, compared to $8.7 billion in the second quarter of 2018.

Interest income on balances at the Federal Reserve increased $396 thousand due to a 60 basis point increase in the average rate earned, partly offset by a $21.6 million decrease in the average balance invested.

The average tax equivalent yield on total interest earning assets was 4.05% in the second quarter of 2019, up from 3.90% in the second quarter of 2018.

Total interest expense increased $12.1 million compared to the second quarter of 2018 due to an $8.0 million increase in interest expense on interest bearing deposits and a $4.1 million increase in interest expense on borrowings. The increase in deposit expense resulted mainly from a 23 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $3.7 million mainly due an increase of 15 basis points in the average rate paid. In addition, interest expense on C.D.'s of $100,000 and over rose $3.4 million due to a 79 basis point increase in average rates paid coupled with higher average balances. Interest expense on borrowings increased due to higher rates paid and higher average balances of customer repurchase agreements and overnight federal funds purchased. The overall average rate incurred on all interest bearing liabilities was .70% and .40% in the second quarters of 2019 and 2018, respectively.

Net interest income (T/E) for the first six months of 2019 was $422.3 million compared to $412.4 million for the same period in 2018. For the first six months of 2019, the net interest margin was 3.56% compared to 3.51% for the same period in 2018.

Total interest income (T/E) for the first six months of 2019 increased $33.3 million over the same period last year mainly due to higher interest income on loans. Loan interest income (T/E) rose $33.3 million, or 10.9%, due to a 42 basis point increase in the average rate earned and a $172.5 million increase in total average loan balances. Most of the increase in loan interest occurred in business and business real estate loans, due to higher rates and average balances in these categories. Higher rates on personal real estate and construction loans also contributed to the increase in interest income over the prior year. Interest income on investment securities (T/E) declined $390 thousand mainly due to the prior year receipt of $8.9 million in dividend income on equity securities mentioned previously. Interest earned on state & municipal securities and government sponsored enterprise obligations declined $2.3 million and $1.2 million, respectively, due to lower average balances, partly offset by higher average rates earned. These decreases were offset by higher interest earned on mortgage-backed securities of $8.9 million, which saw growth in both average balances and rates earned, as well as interest income on asset-backed securities, which grew $4.2 million due to higher rates earned. Interest income on balances at the Federal Reserve increased $1.1 million due to a 66 basis point increase in the average rate earned and a $10.4 million increase in the average balance invested.

Total interest expense for the first six months of 2019 increased $23.4 million compared to the same period last year. Interest expense on interest bearing deposits increased $15.8 million, mainly due to a 23 basis point increase in the overall rate paid. Interest expense on interest checking and money market account balances increased $7.7 million due to a 14 basis point increase in the rates paid. Interest expense on certificates of deposit (CD) rose $8.0 million due to higher rates paid and growth in jumbo CD average balances. Interest expense on borrowings increased $7.6 million, mainly due to higher rates paid on customer repurchase agreements and overnight federal funds purchased. The overall cost of total interest bearing liabilities increased to .67% compared to .38% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2019	2018	% change	2019	2018	% change
Bank card transaction fees	$42,646	$43,215	(1.3)%	$82,290	$84,668	(2.8)%
Trust fees	38,375	37,036	3.6	75,631	73,098	3.5
Deposit account charges and other fees	23,959	23,893.3		46,977	46,875.2
Capital market fees	1,944	1,992	(2.4)	3,823	4,283	(10.7)
Consumer brokerage services	3,888	3,971	(2.1)	7,635	7,739	(1.3)
Loan fees and sales	4,238	3,229	31.2	7,547	6,091	23.9
Other	12,209	11,514	6.0	24,596	21,786	12.9
Total non-interest income	$127,259	$124,850	1.9%	$248,499	$244,540	1.6%
Non-interest income as a % of total revenue*	37.6%	37.2%		37.4%	37.7%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three and six month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2019	2018	% change	2019	2018	% change
Net debit card fees	$9,984	$10,207	(2.2)%	$19,115	$19,598	(2.5)%
Net credit card fees	3,868	3,496	10.6	7,025	6,597	6.5
Net merchant fees	5,247	4,892	7.3	9,754	9,685.7
Net corporate card fees	23,547	24,620	(4.4)	46,396	48,788	(4.9)
Total bank card transaction fees	$42,646	$43,215	(1.3)%	$82,290	$84,668	(2.8)%

For the second quarter of 2019, total non-interest income amounted to $127.3 million compared with $124.9 million in the same quarter last year, which was an increase of $2.4 million, or 1.9%. Non-interest income for the first six months of 2019 was $248.5 million compared to $244.5 million in the first six months of 2018, resulting in an increase of $4.0 million, or 1.6%. The increases for the current quarter and for the first six months of 2019 were mainly due to growth in trust fees, cash sweep commissions, loan fees and sales income and gains on the sales of assets, partly offset by lower interest rate swap, international and net bank card fees.

Bank card transaction fees for the current quarter decreased $569 thousand from the same period last year, mainly due to a decline in net corporate card fees of $1.1 million, coupled with a decline in debit card fees of $223 thousand. The decline in net corporate card fees from the same quarter last year was mainly due to higher rewards and network expense, while net debit card fees were lower due to higher network expense, partly offset by higher interchange income. Net merchant income grew $355 thousand due to higher interchange fees, partly offset by higher network expense, while net credit card fees increased $372 thousand on higher interchange revenue. Trust fees for the quarter increased $1.3 million, or 3.6%, over the same quarter last year, resulting mainly from growth in private client trust fees, which were up 4.5%. Compared to the same period last year, deposit account fees increased slightly due to growth in corporate cash management fees, offset by lower deposit account fees and overdraft and return item fees. Loan fees and sales increased $1.0 million, or 31.2%, mainly due to higher mortgage banking revenue. Other non-interest income increased $695 thousand this quarter and included gains of $576 thousand on sales of branch properties and sales of leased assets to customers upon lease termination, compared to losses of $548 thousand in the second quarter of 2018 on sales of branch properties and write downs on software costs. In addition, cash sweep fees increased $556 thousand, while interest rate swap and international fees decreased $906 thousand and $548 thousand, respectively.

Bank card fees for the six months ended June 30, 2019 decreased $2.4 million, or 2.8%, due to a decline in corporate card fees of $2.4 million and debit card fees of $483 thousand. These decreases were partly offset by growth of $428 thousand in credit card fees. Trust fee income increased $2.5 million, or 3.5%, as a result of growth in private client trust fees. Deposit account fees increased slightly due to growth of $917 thousand in corporate cash management fees, mostly offset by a declines of $428 thousand in overdraft and return item fees and $386 thousand in deposit account service charges. Loan fees and sales increased $1.5 million, or 23.9%, due to higher mortgage banking revenue. Capital market fees decreased $460 thousand, or 10.7%, while consumer brokerage fees fell $104 thousand. Other non-interest income increased $2.8 million, or 12.9%, mainly due to higher cash sweep commissions, gains on sales of leased assets and lower losses on sales of branch properties. In addition, fair value adjustments on the Company's deferred compensation plan assets, which are held in a trust and recorded as both an asset and a liability, increased $1.7 million over the same period last year, affecting both other income and other expense. These increases to income were partly offset by declines in interest rate swap and international fees.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Net gains (losses) on sales of available for sale debt securities	$(4)	$211	$690	$423
Net gains (losses) on sales and fair value adjustments of private equity investments	(82)	3,791	(1,924)	8,096
Adjustment for dividend income on a liquidated equity investment	—	(8,917)	—	(8,917)
Fair value adjustments on equity securities, net	39	1,752	262	2,699
Other	(63)	88	(63)	34
Total investment securities gains (losses), net	$(110)	$(3,075)	$(1,035)	$2,335

Net gains and losses on investment securities which were recognized in earnings during the three months ended June 30, 2019 and 2018 are shown in the table above. Net securities losses of $110 thousand were reported in the second quarter of 2019, compared to net losses of $3.1 million in the same period last year. The net losses in the second quarter of 2019 were mainly comprised of $1.2 million of net losses in fair value on the Company’s private equity investments, partly offset by a gain of $1.1 million on the sale of a private equity investment. The net losses on investment securities for the same quarter last year resulted from an $8.9 million loss related to an adjustment for dividend income on a liquidated equity security, which was partly offset by $3.8 million of net gains in fair value on the Company’s holdings of private equity investments and net gains in fair value of $1.8 million on equity securities.

Net losses on investment securities of $1.1 million were recognized in earnings for the six months ended June 30, 2019, compared to net gains of $2.4 million for the same period in 2018. Net losses in the first half of 2019 were mainly comprised of fair value adjustments on private equity investments, which were partially offset by net gains on the sales of available for sale debt securities. Net gains during the first six months of 2018 resulted from positive fair value adjustments on private equity investments and equity securities, partially offset by the adjustment for dividend income on the liquidated investment mentioned above. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $237 thousand during the first six months of 2019 and expense of $1.6 million during the first six months of 2018.

Included in gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. Impairment losses on these securities totaled $63 thousand in the first six months of 2019, compared to an impairment of $68 thousand in the same period last year.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2019	2018	% change	2019	2018	% change
Salaries and employee benefits	$120,062	$115,589	3.9%	$242,190	$231,483	4.6%
Net occupancy	11,145	11,118.2		22,646	22,702	(.2)
Equipment	4,790	4,594	4.3	9,261	9,025	2.6
Supplies and communication	5,275	5,126	2.9	10,437	10,439	—
Data processing and software	23,248	21,016	10.6	45,508	41,706	9.1
Marketing	6,015	5,142	17.0	11,915	9,947	19.8
Deposit insurance	1,693	3,126	(45.8)	3,403	6,583	(48.3)
Community service	641	656	(2.3)	1,444	1,385	4.3
Other	16,910	15,493	9.1	34,400	30,867	11.4
Total non-interest expense	$189,779	$181,860	4.4%	$381,204	$364,137	4.7%

Non-interest expense for the second quarter of 2019 amounted to $189.8 million, an increase of $7.9 million, or 4.4%, compared to expense of $181.9 million in the second quarter of last year. The increase in expense over the same period last year was primarily due to higher costs for salaries and data processing, partly offset by lower deposit insurance expense.

Salaries expense increased $4.5 million, or 4.6%, driven by growth in full-time salary costs. Benefits expense declined slightly from the same period last year due to lower health care costs, offset by higher payroll taxes and 401(k) contributions. Full-time equivalent employees totaled 4,857 at June 30, 2019 compared to 4,797 at June 30, 2018. Data processing expense increased $2.2 million due to higher costs for service providers and software expense as the Company continues its efforts to implement a new core deposit system and various other technology-based initiatives. Marketing costs grew $873 thousand, mainly due to increased marketing efforts for consumer deposit customers and healthcare banking initiatives. Deposit insurance expense declined $1.4 million, or 45.8%, from the second quarter of last year due to reduced FDIC insurance rates. Other non-interest expense increased $1.4 million compared to the second quarter of 2018 mainly due to higher professional fees, travel and entertainment and foreclosed property expense.

For the first six months of 2019, non-interest expense amounted to $381.2 million, an increase of $17.1 million, or 4.7%, compared to expense of $364.1 million in the same period last year. Salaries and benefits increased $10.7 million, or 4.6%, mainly due to higher costs for full-time salaries, health care, and payroll taxes. Data processing expense increased $3.8 million, or 9.1%, mostly due to higher software and processing expense. For the first six months of 2019, marketing expense increased $2.0 million, or 19.8%, mainly due to the initiatives mentioned above. Deposit insurance expense declined $3.2 million, or 48.3%, as a result of reduced FDIC insurance rates. Other non-interest expense increased $3.5 million mainly due to higher professional fees, travel and entertainment expense and operating losses, as well as the previously mentioned fair value equity adjustments of $1.7 million on the deferred compensation plan assets.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2019	Mar. 31, 2019	June 30, 2018	2019	2018
Provision for loan losses	$11,806	$12,463	$10,043	$24,269	$20,439
Net loan charge-offs (recoveries):
Commercial:
Business	284	447	36	731	22
Real estate-construction and land	(101)	(16)	(297)	(117)	(333)
Real estate-business	(14)	(37)	(40)	(51)	(245)
Commercial net loan charge-offs (recoveries)	169	394	(301)	563	(556)
Personal Banking:
Real estate-personal	(21)	101	(95)	80	(38)
Consumer	1,723	1,924	1,862	3,647	4,390
Revolving home equity	116	19	—	135	56
Consumer credit card	9,066	8,958	8,251	18,024	15,817
Overdrafts	253	317	326	570	770
Personal banking net loan charge-offs	11,137	11,319	10,344	22,456	20,995
Total net loan charge-offs	$11,306	$11,713	$10,043	$23,019	$20,439

	Three Months Ended			Six Months Ended June 30
	June 30, 2019	Mar. 31, 2019	June 30, 2018	2019	2018
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.02%	.04%	—%	.03%	—%
Real estate-construction and land	(.04)	(.01)	(.12)	(.03)	(.07)
Real estate-business	—	(.01)	(.01)	—	(.02)
Commercial net loan charge-offs (recoveries)	.01	.02	(.01)	.01	(.01)
Personal Banking:
Real estate-personal	—	.02	(.02)	.01	—
Consumer	.36	.40	.37	.38	.43
Revolving home equity	.13	.02	—	.07	.03
Consumer credit card	4.75	4.65	4.39	4.70	4.22
Overdrafts	20.76	30.57	29.08	25.27	34.04
Personal banking net loan charge-offs	.86	.88	.79	.87	.80
Total annualized net loan charge-offs	.32%	.34%	.29%	.33%	.30%
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

Net loan charge-offs in the second quarter of 2019 amounted to $11.3 million, compared with $11.7 million in the prior quarter and $10.0 million in the second quarter of last year. During the second quarter of 2019, the Company recorded net charge-offs on commercial loans of $169 thousand, compared to net loan charge-offs of $394 thousand in the prior quarter. The decrease in commercial net loan charge-offs was primarily driven by a $163 thousand decrease in net charge-offs on business loans this quarter compared to the first quarter of 2019. Net recoveries on construction loans also decreased this quarter by $85 thousand. In addition to declines in commercial net loan charge-offs, net charge-offs on consumer loans decreased $201 thousand in the second quarter of 2019 compared to the prior quarter. These decreases were partially offset by an increase of $108 thousand in net charge-offs on consumer credit card loans in the second quarter of 2019 compared to the prior quarter. Also, the Company recorded net loan recoveries on personal real estate loans of $21 thousand, compared to net charge-offs of $101 thousand in the prior quarter, while net charge-offs on revolving home equity loans increased $97 thousand over the prior quarter to $116 thousand for the three months ended June 30, 2019.

For the three months ended June 30, 2019, annualized net charge-offs on average consumer credit card loans totaled 4.75%, compared to 4.65% in the previous quarter and 4.39% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .36%, compared to .40% in the prior quarter and .37% in the same period last year. In the second quarter of 2019, total annualized net loan charge-offs were .32%, compared to .34% in the previous quarter and .29% in the same period last year.

In the current quarter, the provision for loan losses totaled $11.8 million, a $657 thousand decrease compared to a provision of $12.5 million in the prior quarter, and increased $1.8 million compared to the second quarter of 2018. The provision for loan losses in the current quarter and the previous quarter exceeded net loan charge-offs by $500 thousand and $750 thousand, respectively. During the second quarter of 2018, the provision for loan losses totaled $10.0 million and equaled net loan charge-offs for the same period.

For the six months ended June 30, 2019, net loan charge-offs totaled $23.0 million, compared to $20.4 million in the same period last year. During the first six months of 2019, the Company recorded net charge-offs of $563 thousand on commercial loans, compared to net recoveries of $556 thousand in the first six months of 2018. Additionally, consumer credit card loan net charge-offs increased $2.2 million in the first six months of 2019 compared to the first six months of the prior year, but the increase was offset by $743 thousand of lower net charge-offs on consumer loans. The provision expense for the first six months of 2019 was $24.3 million and exceeded net loan charge-offs for the period by $1.3 million. In the same period last year, the provision for loan losses totaled $20.4 million and matched net loan charge-offs.

At June 30, 2019, the allowance for loan losses amounted to $161.2 million, compared to $159.9 million at December 31, 2018, and was 1.13% of total loans at both June 30, 2019 and December 31, 2018. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2019.

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

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-accrual loans	$11,133	$12,536
Foreclosed real estate	897	1,413
Total non-performing assets	$12,030	$13,949
Non-performing assets as a percentage of total loans	.08%	.10%
Non-performing assets as a percentage of total assets	.05%	.05%
Total loans past due 90 days and still accruing interest	$16,532	$16,658

Non-accrual loans, which are also classified as impaired, totaled $11.1 million at June 30, 2019, a decrease of $1.4 million from the balance at December 31, 2018. The decline occurred mainly in business real estate loans, business loans, and personal real estate loans which decreased $765 thousand, $557 thousand, and $80 thousand, respectively. At June 30, 2019, non-accrual loans were comprised mainly of business (75.7%), personal real estate (15.8%), and business real estate (8.5%) loans. Foreclosed real estate totaled $897 thousand at June 30, 2019, a decrease of $516 thousand when compared to December 31, 2018. Total loans past due 90 days or more and still accruing interest were $16.5 million as of June 30, 2019, a decrease of $126 thousand from December 31, 2018. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $105.8 million at June 30, 2019 compared with $145.7 million at December 31, 2018, resulting in a decrease of $39.8 million, or 27.3%.

(In thousands)	June 30, 2019	December 31, 2018
Potential problem loans:
Business	$61,894	$98,009
Real estate – construction and land	1,038	1,211
Real estate – business	42,309	44,854
Real estate – personal	595	1,586
Total potential problem loans	$105,836	$145,660

At June 30, 2019, the Company had $53.8 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $29.5 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.4% of total loans outstanding at June 30, 2019. The largest component of construction and land loans was commercial construction, which increased $36.1 million during the six months ended June 30, 2019. At June 30, 2019, multi-family residential construction loans totaled approximately $194.3 million, or 29.6%, of the commercial construction loan portfolio, compared to $146.6 million, or 23.5%, at December 31, 2018.

(Dollars in thousands)	June 30, 2019	% of Total	% of Total Loans	December 31, 2018	% of Total	% of Total Loans
Residential land and land development	$72,660	8.0%	.5%	$81,740	9.4%	.6%
Residential construction	136,963	15.1	1.0	123,369	14.2	.9
Commercial land and land development	44,698	4.9	.3	45,180	5.2	.3
Commercial construction	655,463	72.0	4.6	619,370	71.2	4.4
Total real estate - construction and land loans	$909,784	100.0%	6.4%	$869,659	100.0%	6.2%

Real Estate – Business Loans
Total business real estate loans were $2.9 billion at June 30, 2019 and comprised 20.1% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2019, 35.9% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	June 30, 2019	% of Total	% of Total Loans	December 31, 2018	% of Total	% of Total Loans
Owner-occupied	$1,030,744	35.9%	7.2%	$1,038,589	36.1%	7.3%
Multi-family	343,117	12.0	2.4	408,151	14.2	2.9
Office	325,695	11.4	2.3	356,733	12.4	2.5
Retail	338,914	11.8	2.3	307,915	10.7	2.2
Hotels	213,401	7.4	1.5	209,693	7.3	1.5
Farm	164,614	5.7	1.2	160,935	5.6	1.1
Senior living	136,127	4.7	1.0	117,635	4.1	.8
Industrial	131,819	4.7	.9	109,391	3.8	.8
Other	183,400	6.4	1.3	166,746	5.8	1.2
Total real estate - business loans	$2,867,831	100.0%	20.1%	$2,875,788	100.0%	20.3%

Revolving Home Equity Loans
The Company had $357.4 million in revolving home equity loans at June 30, 2019 that were generally collateralized by residential real estate. Most of these loans (92.1%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2019, the outstanding principal of loans with an original LTV higher than 80% was $43.0 million, or 12.0% of the portfolio, compared to $45.1 million as of December 31, 2018. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $1.0 million at June 30, 2019 compared to $1.7 million at December 31, 2018. The weighted average FICO score for the total current portfolio balance is 792. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2019 through 2021, approximately 7.1% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 85% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Outstanding balances for auto loans were $898.0 million and $910.5 million at June 30, 2019 and December 31, 2018, respectively. The balances over 30 days past due amounted to $12.5 million at June 30, 2019 compared to $17.8 million at December 31, 2018, and comprised 1.4% and 2.0% of the outstanding balances of these loans at June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019, $200.0 million of new auto loans were originated, compared to $199.1 million during the first six months of 2018.  At June 30, 2019, the automobile loan portfolio had a weighted average FICO score of 756.

Outstanding balances for motorcycle loans were $75.8 million at June 30, 2019, compared to $89.4 million at December 31, 2018. The balances over 30 days past due amounted to $1.6 million and $2.1 million at June 30, 2019 and December 31, 2018, respectively, and comprised 2.2% of the outstanding balance of these loans at June 30, 2019, compared to 2.4% at December 31, 2018. During the first six months of 2019, new motorcycle loan originations totaled $9.9 million compared to $10.0 million during the first six months of 2018.

The Company's balance of marine and RV loans totaled $42.2 million at June 30, 2019, compared to $50.9 million at December 31, 2018, and the balances over 30 days past due amounted to $1.5 million and $2.5 million at June 30, 2019 and December 31, 2018, respectively. The net charge-offs on marine and RV loans decreased from $198 thousand in the first six months of 2018 to $37 thousand in the first six months of 2019.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2019 of $776.3 million in consumer credit card loans outstanding, approximately $165.2 million, or 21%, carried a low promotional rate. Within the next six months, $62.0 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $141.0 million at June 30, 2019, as shown in the table below.

(In thousands)	June 30, 2019	December 31, 2018	Unfunded commitments at June 30, 2019
Extraction	$125,433	$114,152	$71,171
Support activities	7,806	8,892	23,456
Downstream distribution and refining	3,630	17,300	32,097
Mid-stream shipping and storage	4,138	3,483	49,949
Total energy lending portfolio	$141,007	$143,827	$176,673

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $920.3 million at June 30, 2019, compared to $830.2 million at December 31, 2018. Additional unfunded commitments at June 30, 2019 totaled $1.3 billion.

Income Taxes
Income tax expense was $28.9 million in the second quarter of 2019, compared to $22.9 million in the first quarter of 2019 and $29.5 million in the second quarter of 2018. The Company's effective tax rate, including the effect of non-controlling interest, was 21.1% in the second quarter of 2019, compared to 19.1% in the first quarter of 2019 and 21.1% in the second quarter of 2018. For the six months ended June 30, 2019, income tax expense was $51.8 million, compared to $52.8 million for the same period during the previous year, resulting in effective tax rates of 20.2% and 20.0%, respectively. The effective tax rate in the first quarter is typically lower than in other quarters due to the recognition of excess tax benefits on share-based awards as a reduction to income tax expense. These benefits result from transactions relating to equity award vesting, most of which occur in the first quarter of each year.

Financial Condition

Balance Sheet
Total assets of the Company were $25.8 billion at June 30, 2019 and $25.5 billion at December 31, 2018. Earning assets (excluding the allowance for loan losses and fair value adjustments on debt securities) amounted to $24.2 billion at June 30, 2019 and $24.3 billion at December 31, 2018, and consisted of 59% in loans and 36% in investment securities at June 30, 2019.

At June 30, 2019, total loans increased $119.3 million, or .08%, compared with balances at December 31, 2018. This increase was mainly due to growth in business loans of $151.3 million. Growth in business loans was the result of increased commercial and industrial and commercial credit card lending activities. Construction loans also grew $40.1 million during the six months ended June 30, 2019. These increases were partially offset by decreases in consumer loans of $27.9 million and consumer credit loans of $37.8 million. Consumer loans, which includes automobile, marine and RV, fixed rate home equity, and other consumer loans, decreased largely due to lower demand for auto and fixed rate home equity loans, which decreased $12.5 million and $11.6 million, respectively, at June 30, 2019 compared to balances at December 31, 2018. Marine and RV loans, for which production has been largely curtailed for several years, continued to run-off and decreased $8.8 million this period. However, patient health care loans increased $2.9 million. Business real estate loans decreased $8.0 million over year end balances while personal real estate loan balances increased $33.4 million during the first six months of 2019.

Available for sale investment securities, excluding fair value adjustments, decreased $56.0 million at June 30, 2019 compared to December 31, 2018. Purchases of securities during this period totaled $918.3 million, offset by sales, maturities, and pay downs of $961.5 million. The largest decreases in outstanding balances occurred in asset-backed securities, state and municipal obligations, and U.S government and federal agency obligations, which decreased $202.2 million, $123.0 million, and $89.7 million, respectively. These decreases were partially offset by an increase in agency mortgage-backed securities of $427.5 million at June 30, 2019 compared to December 31, 2018. At June 30, 2019, the duration of the investment portfolio was 2.8 years, and maturities and pay downs of approximately $1.2 billion are expected to occur during the next 12 months.

Total deposits at June 30, 2019 amounted to $19.8 billion, a decrease of $494.1 million compared to December 31, 2018. The decrease in deposits largely resulted from declines in demand deposits, mainly business demand deposits (decrease of $868.6 million), and interest checking accounts (decrease of $251.0 million), but was partly offset by growth in certificates of deposit (increase of $443.8 million). Savings and personal demand deposits also increased at June 30, 2019 compared to balances a December 31, 2018. The Company’s borrowings totaled $2.4 billion at June 30, 2019, an increase of $433.7 million from balances at December 31, 2018, mainly due to growth in federal funds purchased.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2019	March 31, 2019	December 31, 2018
Liquid assets:
Available for sale debt securities	$8,682,303	$8,627,890	$8,538,041
Federal funds sold	—	250	3,320
Long-term securities purchased under agreements to resell	700,000	700,000	700,000
Balances at the Federal Reserve Bank	492,318	166,077	689,876
Total	$9,874,621	$9,494,217	$9,931,237

As of June 30, 2019, there were no federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities. Long-term resale agreements, maturing through 2022, totaled $700.0 million at June 30, 2019. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $744.2 million in fair value at June 30, 2019. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $492.3 million at June 30, 2019. The fair value of the available for sale debt portfolio was $8.7 billion at June 30, 2019 and included an unrealized net gain in fair value of $135.7 million. The total net unrealized gain included net gains of $72.3 million on mortgage-backed and asset-backed securities, $37.6 million on state and municipal obligations, $21.1 million on U.S. government and federal agency obligations, and $4.0 million on other debt securities.

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

(In thousands)	June 30, 2019	March 31, 2019	December 31, 2018
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$54,389	$64,702	$67,675
FHLB borrowings and letters of credit	8,878	9,502	9,974
Securities sold under agreements to repurchase *	2,306,537	1,820,190	2,469,432
Other deposits and swaps	2,301,601	2,069,215	1,784,020
Total pledged securities	4,671,405	3,963,609	4,331,101
Unpledged and available for pledging	2,704,561	3,405,046	2,872,562
Ineligible for pledging	1,306,337	1,259,235	1,334,378
Total available for sale debt securities, at fair value	$8,682,303	$8,627,890	$8,538,041
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2019, such deposits totaled $17.7 billion and represented 89.4% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.5 billion at June 30, 2019. These accounts are normally considered more volatile and higher costing and comprised 7.5% of total deposits at June 30, 2019.

(In thousands)	June 30, 2019	March 31, 2019	December 31, 2018
Core deposit base:
Non-interest bearing	$6,274,838	$6,298,724	$6,980,298
Interest checking	1,839,898	2,035,476	2,090,936
Savings and money market	9,612,951	9,763,870	9,594,303
Total	$17,727,687	$18,098,070	$18,665,537

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	June 30, 2019	March 31, 2019	December 31, 2018
Borrowings:
Federal funds purchased	$366,590	$262,375	$13,170
Securities sold under agreements to repurchase	2,027,704	1,460,376	1,943,219
Other debt	4,510	2,022	8,702
Total	$2,398,804	$1,724,773	$1,965,091

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are collateralized by securities in the Company's investment portfolio and are comprised of non-insured customer funds totaling $2.0 billion, which generally mature overnight.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2019.

	June 30, 2019
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,575,121	$1,276,551	$3,851,672
Letters of credit issued	(171,609)	—	(171,609)
Available for future advances	$2,403,512	$1,276,551	$3,680,063

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $247.8 million during the first six months of 2019, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $251.7 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $148.0 million. Activity in the investment securities portfolio provided cash of $14.4 million from sales, maturities and pay downs (net of purchases). Financing activities used cash of $351.5 million, largely resulting from a net decrease in deposit balances of $637.0 million and dividend payments of $62.0 million on common and preferred stock. Additionally, treasury stock purchases used cash of $86.1 million in the first six months of 2019. These decreases were partly offset by an increase of $437.9 million in federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2019 and December 31, 2018, as shown in the following table.

(Dollars in thousands)	June 30, 2019	December 31, 2018	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$19,472,932	$19,103,966
Tier I common risk-based capital	2,780,629	2,716,232
Tier I risk-based capital	2,925,413	2,861,016
Total risk-based capital	3,087,670	3,022,023
Tier I common risk-based capital ratio	14.28%	14.22%	7.00%	6.50%
Tier I risk-based capital ratio	15.02%	14.98%	8.50%	8.00%
Total risk-based capital ratio	15.86%	15.82%	10.50%	10.00%
Tier I leverage ratio	11.75%	11.52%	4.00%	5.00%
*under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. The Company purchased 1,426,780 shares at an average price of $60.33 during the six months ended June 30, 2019, which were related to both open market purchases and stock-based compensation transactions. At June 30, 2019, 822,783 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.26 per share cash dividend on its common stock in both the first and second quarters of 2019, which was a 16.1% increase compared to its 2018 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2019 totaled $10.9 billion (including approximately $5.1 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $355.0 million and $4.7 million, respectively, at June 30, 2019. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.0 million at June 30, 2019.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first six months of 2019, purchases and sales of tax credits amounted to $56.1 million and $29.0 million, respectively. Fees from sales of tax credits were $1.8 million for the six months ended June 30, 2019, compared to $2.3 million in the same period last year. At June 30, 2019, the Company expected to fund outstanding purchase commitments of $120.1 million during the remainder of 2019.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2019 and 2018.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2019
Net interest income	$156,104	$170,924	$24,252	$351,280	$63,842	$415,122
Provision for loan losses	(22,304)	(708)	32	(22,980)	(1,289)	(24,269)
Non-interest income	62,791	98,193	89,364	250,348	(1,849)	248,499
Investment securities losses, net	—	—	—	—	(1,035)	(1,035)
Non-interest expense	(149,632)	(155,528)	(62,109)	(367,269)	(13,935)	(381,204)
Income before income taxes	$46,959	$112,881	$51,539	$211,379	$45,734	$257,113
Six Months Ended June 30, 2018
Net interest income	$144,125	$167,811	$23,302	$335,238	$68,613	$403,851
Provision for loan losses	(20,660)	488	(48)	(20,220)	(219)	(20,439)
Non-interest income	62,332	100,856	85,004	248,192	(3,652)	244,540
Investment securities gains, net	—	—	—	—	2,335	2,335
Non-interest expense	(141,581)	(148,158)	(62,110)	(351,849)	(12,288)	(364,137)
Income before income taxes	$44,216	$120,997	$46,148	$211,361	$54,789	$266,150
Increase (decrease) in income before income taxes:
Amount	$2,743	$(8,116)	$5,391	$18	$(9,055)	$(9,037)
Percent	6.2%	(6.7)%	11.7%	—%	(16.5)%	(3.4)%

Consumer
For the six months ended June 30, 2019, income before income taxes for the Consumer segment increased $2.7 million, or 6.2%, compared to the first six months of 2018. This increase in income before taxes was mainly due to growth in net interest income of $12.0 million, or 8.3%, and non-interest income of $459 thousand. These increases were partly offset by higher non-interest expense of $8.1 million, or 5.7%, and an increase in the provision for loan losses of $1.6 million, or 8.0%. Net interest income increased due to a $13.9 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and growth of $2.5 million in loan interest income, partly offset by a $4.4 million increase in deposit interest expense. Non-interest income increased mainly due to growth in mortgage banking revenue and net credit card fees, partly offset by declines in deposit fees (mainly overdraft fees and deposit account service fees) and net debit card fees. Non-interest expense increased over the same period in the previous year due to higher salaries expense and allocated servicing and support costs (mainly marketing and teller services), partly offset by a decline in deposit insurance expense. The provision for loan losses totaled $22.3 million, a $1.6 million increase over the first six months of 2018, which was mainly due to higher consumer credit card loan net charge-offs, partly offset by lower personal loan net charge-offs.

Commercial
For the six months ended June 30, 2019, income before income taxes for the Commercial segment decreased $8.1 million, or 6.7%, compared to the same period in the previous year. This decrease was mainly due to lower non-interest income, higher non-interest expense and an increase in the provision for loan losses. These decreases to income were partly offset by higher net interest income. Net interest income increased $3.1 million, or 1.9%, due to a $27.3 million increase in loan interest income, partly offset by a decrease of $9.4 million in net allocated funding credits. In addition, interest expense on deposits and customer repurchase agreements increased $9.0 million and $5.8 million, respectively. Non-interest income decreased $2.7 million, or 2.6%, from the previous year due to lower bank card fee income (mainly net corporate card fees) and swap fees, partly offset by higher deposit account fees (mainly corporate cash management fees). Non-interest expense increased $7.4 million, or 5.0%, mainly due to increases in salaries expense and allocated support costs (mainly marketing and commercial sales and product support), partly offset by decreases in deposit insurance expense and allocated servicing costs (mainly deposit operations). The provision for loan losses increased $1.2 million over the same period last year, due to higher net charge-offs on commercial card loans and lower net recoveries on business, business real estate, and construction loans.

Wealth
Wealth segment pre-tax profitability for the six months ended June 30, 2019 increased $5.4 million, or 11.7%, over the same period in the previous year. Net interest income increased $950 thousand, or 4.1%, mainly due to a $3.2 million increase in loan interest income, partly offset by a $2.4 million increase in deposit interest expense. Non-interest income increased $4.4 million, or 5.1%, over the prior year largely due to higher private client trust fees and cash sweep commissions. Non-interest expense remained unchanged from the prior year but included higher salaries expense offset by trust losses recorded in the prior year. The provision for loan losses decreased $80 thousand from the same period last year, mainly due to lower personal real estate loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $9.1 million. This decrease was mainly due to lower net interest income of $4.8 million and higher non-interest expense of $1.6 million, partly offset by higher non-interest income of $1.8 million. Unallocated securities losses were $1.0 million in the first six months of 2019 compared to gains of $2.3 million in 2018. Also, the unallocated loan loss provision increased $1.1 million, as the provision was $1.3 million in excess of charge-offs in the first six months of 2019, while the provision equaled charge-offs during the first six months of 2018.

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

Premium Amortization The FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities", in March 2017. Under former guidance, many entities amortize the premium on purchased callable debt securities over the contractual life of the instrument. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium to the earliest call date, and more closely align the amortization period to expectations incorporated in market pricing of the instrument. The amendments were effective January 1, 2019 and did not have a significant effect on the Company's consolidated financial statements.

Financial Instruments ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", known as the current expected credit loss model (CECL), was issued in June 2016, which has been followed by additional clarifying guidance on specified implementation issues. This new measurement approach requires the calculation of expected life-time credit losses and is applied to financial assets measured at amortized cost, including loans and held-to-maturity securities as well as certain off balance sheet credit exposures such as loan commitments. The standard also changes the impairment model of available for sale debt securities. The new standard requires significant operational changes, especially in data collection and analysis related to the loan portfolio. The ASU is effective for interim and annual periods beginning January 1, 2020.

The Company has partnered with a software vendor to develop and implement a model meeting the requirements of the new CECL standard for the loan portfolio. The Company focused efforts on data collection and model design throughout 2018 and the first two quarters of 2019. Throughout the rest of the 2019, efforts will be focused on model testing, control design, and model validation.

The allowance for loan losses reported on the Company's consolidated balance sheets is expected to be different under the CECL model requirements compared to the incurred loss model currently required. Upon adoption in the first quarter of 2020, a cumulative-effect adjustment for the change in the allowance for credit losses will be recognized in retained earnings. CECL will not materially impact reporting for debt securities as the Company does not own held-to-maturity debt securities within the scope of CECL. The Company will continue to evaluate the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

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

Intangible Assets The FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", in August 2018. Under current guidance, the accounting for implementation costs of a hosting arrangement that is a service contract is not specifically addressed. Under the new amendments, the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract are aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software or hosting arrangements that include internal-use software license. The guidance is effective January 1, 2020, but early adoption is permitted. The amendments are not expected to have a significant effect on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2019 and 2018

	Second Quarter 2019			Second Quarter 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,142,794	$51,606	4.02%	$4,962,171	$45,614	3.69%
Real estate — construction and land	908,777	12,755	5.63	971,854	12,254	5.06
Real estate — business	2,868,503	32,877	4.60	2,726,697	28,706	4.22
Real estate — personal	2,135,048	21,113	3.97	2,078,972	19,916	3.84
Consumer	1,907,979	22,710	4.77	2,025,585	22,181	4.39
Revolving home equity	361,673	4,691	5.20	378,366	4,252	4.51
Consumer credit card	766,080	23,544	12.33	754,199	22,661	12.05
Overdrafts	4,889	—	—	4,497	—	—
Total loans	14,095,743	169,296	4.82	13,902,341	155,584	4.49
Loans held for sale	20,731	361	6.98	22,202	372	6.72
Investment securities:
U.S. government and federal agency obligations	843,974	9,814	4.66	923,183	7,328	3.18
Government-sponsored enterprise obligations	199,506	1,156	2.32	354,156	1,661	1.88
State and municipal obligations(A)	1,222,008	9,679	3.18	1,394,766	10,634	3.06
Mortgage-backed securities	4,614,703	31,101	2.70	4,067,152	26,385	2.60
Asset-backed securities	1,412,452	9,841	2.79	1,407,300	8,134	2.32
Other debt securities	331,459	2,213	2.68	340,246	2,229	2.63
Trading debt securities(A)	30,169	236	3.14	26,101	205	3.15
Equity securities(A)	4,717	423	35.97	47,179	10,548	89.68
Other securities(A)	130,433	2,177	6.69	108,563	1,807	6.68
Total investment securities	8,789,421	66,640	3.04	8,668,646	68,931	3.19
Federal funds sold and short-term securities
purchased under agreements to resell	1,601	11	2.76	36,791	177	1.93
Long-term securities purchased
under agreements to resell	700,000	3,687	2.11	700,000	3,785	2.17
Interest earning deposits with banks	331,999	1,986	2.40	353,607	1,590	1.80
Total interest earning assets	23,939,495	241,981	4.05	23,683,587	230,439	3.90
Allowance for loan losses	(161,403)			(158,664)
Unrealized gain (loss) on debt securities	42,009			(122,114)
Cash and due from banks	369,091			357,074
Premises and equipment, net	377,842			342,778
Other assets	504,622			419,602
Total assets	$25,071,656			$24,522,263
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$929,974	247.11		$881,045	239.11
Interest checking and money market	10,642,648	10,007.38		10,850,123	6,280.23
Certificates of deposit of less than $100,000	605,440	1,531	1.01	609,011	694.46
Certificates of deposit of $100,000 and over	1,378,402	6,931	2.02	1,134,900	3,483	1.23
Total interest bearing deposits	13,556,464	18,716.55		13,475,079	10,696.32
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,793,526	8,057	1.80	1,339,278	3,956	1.18
Other borrowings	1,318	5	1.52	1,913	12	2.52
Total borrowings	1,794,844	8,062	1.80	1,341,191	3,968	1.19
Total interest bearing liabilities	15,351,308	26,778.70%		14,816,270	14,664.40%
Non-interest bearing deposits	6,335,620			6,749,104
Other liabilities	307,433			229,080
Equity	3,077,295			2,727,809
Total liabilities and equity	$25,071,656			$24,522,263
Net interest margin (T/E)		$215,203			$215,775
Net yield on interest earning assets			3.61%			3.65%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2019 and 2018

	Six Months 2019			Six Months 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,114,017	$102,650	4.05%	$4,948,472	$87,909	3.58%
Real estate — construction and land	907,924	25,568	5.68	961,947	23,268	4.88
Real estate — business	2,866,352	65,456	4.61	2,730,235	56,090	4.14
Real estate — personal	2,127,250	41,995	3.98	2,070,574	39,258	3.82
Consumer	1,918,532	45,194	4.75	2,048,748	43,913	4.32
Revolving home equity	366,292	9,419	5.19	385,507	8,371	4.38
Consumer credit card	773,582	47,005	12.25	755,936	45,200	12.06
Overdrafts	4,549	—	—	4,562	—	—
Total loans	14,078,498	337,287	4.83	13,905,981	304,009	4.41
Loans held for sale	19,547	695	7.17	20,667	676	6.60
Investment securities:
U.S. government and federal agency obligations	876,539	11,557	2.66	919,937	12,116	2.66
Government-sponsored enterprise obligations	199,493	2,313	2.34	379,776	3,497	1.86
State and municipal obligations(A)	1,252,509	19,785	3.19	1,453,677	22,040	3.06
Mortgage-backed securities	4,488,268	60,726	2.73	3,996,918	51,780	2.61
Asset-backed securities	1,468,725	19,998	2.75	1,438,222	15,777	2.21
Other debt securities	333,524	4,442	2.69	341,029	4,461	2.64
Trading debt securities(A)	27,803	439	3.18	24,045	353	2.96
Equity securities(A)	4,643	846	36.74	48,834	11,002	45.43
Other securities(A)	130,246	4,013	6.21	104,799	3,483	6.70
Total investment securities	8,781,750	124,119	2.85	8,707,237	124,509	2.88
Federal funds sold and short-term securities
purchased under agreements to resell	3,190	44	2.78	40,544	357	1.78
Long-term securities purchased
under agreements to resell	700,000	7,445	2.14	700,000	7,899	2.28
Interest earning deposits with banks	324,372	3,872	2.41	314,012	2,730	1.75
Total interest earning assets	23,907,357	473,462	3.99	23,688,441	440,180	3.75
Allowance for loan losses	(160,345)			(158,721)
Unrealized loss on debt securities	(3,207)			(82,894)
Cash and due from banks	368,124			360,279
Premises and equipment, net	376,812			343,859
Other assets	479,622			428,118
Total assets	$24,968,363			$24,579,082
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$913,269	494.11		$860,089	484.11
Interest checking and money market	10,702,268	19,362.36		10,794,286	11,624.22
Certificates of deposit of less than $100,000	597,862	2,790.94		617,120	1,356.44
Certificates of deposit of $100,000 and over	1,323,266	12,933	1.97	1,134,549	6,322	1.12
Total interest bearing deposits	13,536,665	35,579.53		13,406,044	19,786.30
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,782,591	15,566	1.76	1,449,314	7,957	1.11
Other borrowings	1,283	10	1.57	1,913	24	2.53
Total borrowings	1,783,874	15,576	1.76	1,451,227	7,981	1.11
Total interest bearing liabilities	15,320,539	51,155.67%		14,857,271	27,767.38%
Non-interest bearing deposits	6,330,209			6,786,693
Other liabilities	295,790			213,824
Equity	3,021,825			2,721,294
Total liabilities and equity	$24,968,363			$24,579,082
Net interest margin (T/E)		$422,307			$412,413
Net yield on interest earning assets			3.56%			3.51%
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

Simulation A	June 30, 2019			March 31, 2019
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
200 basis points rising	$6.2	.76%	$(247.4)	$5.5	.66%	$(247.3)
100 basis points rising	4.4	.54	(128.1)	3.7	.44	(128.0)
100 basis points falling	(7.3)	(.89)	132.8	(9.7)	(1.16)	137.5

Simulation B	June 30, 2019			March 31, 2019
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
200 basis points rising	$(6.5)	(.80)%	$(665.1)	$(10.7)	(1.29)%	$(725.2)
100 basis points rising	(6.7)	(.82)	(549.7)	(10.7)	(1.28)	(609.8)

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

In the falling interest rate scenario shown in Simulation A, it is assumed that deposits would increase .7%, which results in higher earning assets but also increased funding costs. The lower rate scenario results in a decline in interest income on loans and investments and results in an overall decrease in net interest income of $7.3 million from the base scenario. In a falling rate environment, there was no difference in deposit assumptions, and the overall result was the same. Therefore, the falling rate scenario is only shown in Simulation A.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 — 30, 2019	176,488	$59.83	176,488	1,426,021
May 1 — 31, 2019	365,676	$59.77	365,676	1,060,345
June 1 — 30, 2019	237,562	$58.78	237,562	822,783
Total	779,726	$59.48	779,726	822,783

The Company's stock purchases shown above were made under authorizations by the Board, and at the August 2019 Board meeting, the number of shares authorized for purchase was increased to 5,000,000 shares.

Item 6. EXHIBITS

31.1 — Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 — Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 — Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 — Interactive data files in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Senior Vice President & Secretary

Date: August 5, 2019

By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
(Chief Accounting Officer)

Date: August 5, 2019