Form 10-Q
period 2019-09-30
COMMERCE BANCSHARES INC /MO/
filed 2019-11-04
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
____________________________________________________________

For the transition period from           to

Commission File No. 0-2989

COMMERCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri		43-0889454
(State of Incorporation)		(IRS Employer Identification No.)
1000 Walnut,
Kansas City,	MO	64106
(Address of principal executive offices)		(Zip Code)
(816) 234-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol(s)	Name of exchange on which registered
$5 Par Value Common Stock	CBSH	NASDAQ Global Select Market
Depositary Shrs, each representing a 1/1000th intrst in a shr of 6.0% Non-Cum. Perp Pref Stock, Srs B	CBSHP	NASDAQ Global Select Market
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 30, 2019, the registrant had outstanding 107,314,511 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
ASSETS
Loans	$14,462,594	$14,140,298
Allowance for loan losses	(160,682)	(159,932)
Net loans	14,301,912	13,980,366
Loans held for sale (including $14,393,000 and $13,529,000 of residential mortgage loans carried at fair value at September 30, 2019 and December 31, 2018, respectively)	20,064	20,694
Investment securities:
Available for sale debt ($205,554,000 and $463,325,000 pledged at September 30, 2019 and
December 31, 2018, respectively, to secure swap and repurchase agreements)	8,660,419	8,538,041
Trading debt	35,918	27,059
Equity	4,186	4,409
Other	147,211	129,157
Total investment securities	8,847,734	8,698,666
Federal funds sold and short-term securities purchased under agreements to resell	2,850	3,320
Long-term securities purchased under agreements to resell	850,000	700,000
Interest earning deposits with banks	344,129	689,876
Cash and due from banks	512,254	507,892
Premises and equipment, net	365,949	333,119
Goodwill	138,921	138,921
Other intangible assets, net	9,139	8,794
Other assets	483,527	382,194
Total assets	$25,876,479	$25,463,842
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,816,527	$6,980,298
Savings, interest checking and money market	11,424,404	11,685,239
Certificates of deposit of less than $100,000	627,630	586,091
Certificates of deposit of $100,000 and over	1,441,590	1,072,031
Total deposits	20,310,151	20,323,659
Federal funds purchased and securities sold under agreements to repurchase	1,641,274	1,956,389
Other borrowings	257,383	8,702
Other liabilities	561,657	237,943
Total liabilities	22,770,465	22,526,693
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 140,000,000 shares at September 30, 2019 and 120,000,000 shares at December 31, 2018;
issued 111,886,450 shares	559,432	559,432
Capital surplus	2,042,643	2,084,824
Retained earnings	463,231	241,163
Treasury stock of 4,314,736 shares at September 30, 2019
and 555,100 shares at December 31, 2018, at cost	(251,663)	(34,236)
Accumulated other comprehensive income (loss)	144,173	(64,669)
Total Commerce Bancshares, Inc. stockholders' equity	3,102,600	2,931,298
Non-controlling interest	3,414	5,851
Total equity	3,106,014	2,937,149
Total liabilities and equity	$25,876,479	$25,463,842
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2019	2018	2019	2018
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$167,959	$159,182	$502,100	$460,332
Interest and fees on loans held for sale	308	315	1,003	991
Interest on investment securities	58,607	59,792	178,687	178,598
Interest on federal funds sold and short-term securities purchased under
agreements to resell	7	69	51	426
Interest on long-term securities purchased under agreements to resell	3,621	3,915	11,066	11,814
Interest on deposits with banks	1,241	1,478	5,113	4,208
Total interest income	231,743	224,751	698,020	656,369
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	10,225	7,230	30,081	19,338
Certificates of deposit of less than $100,000	1,740	834	4,530	2,190
Certificates of deposit of $100,000 and over	7,540	3,899	20,473	10,221
Interest on federal funds purchased and securities sold under
agreements to repurchase	8,273	5,022	23,839	12,979
Interest on other borrowings	453	12	463	36
Total interest expense	28,231	16,997	79,386	44,764
Net interest income	203,512	207,754	618,634	611,605
Provision for loan losses	10,963	9,999	35,232	30,438
Net interest income after provision for loan losses	192,549	197,755	583,402	581,167
NON-INTEREST INCOME
Bank card transaction fees	44,510	42,427	126,800	127,095
Trust fees	39,592	37,400	115,223	110,498
Deposit account charges and other fees	24,032	23,755	71,009	70,630
Capital market fees	1,787	1,595	5,610	5,878
Consumer brokerage services	4,030	3,884	11,665	11,623
Loan fees and sales	4,755	3,579	12,302	9,670
Other	14,037	11,074	38,633	32,860
Total non-interest income	132,743	123,714	381,242	368,254
INVESTMENT SECURITIES GAINS, NET	4,909	4,306	3,874	6,641
NON-INTEREST EXPENSE
Salaries and employee benefits	123,836	116,194	366,026	347,677
Net occupancy	12,293	11,631	34,939	34,333
Equipment	4,941	4,592	14,202	13,617
Supplies and communication	5,106	5,103	15,543	15,542
Data processing and software	23,457	22,056	68,965	63,762
Marketing	6,048	4,999	17,963	14,946
Deposit insurance	1,621	3,167	5,024	9,750
Community service	564	580	2,008	1,965
Other	13,154	16,737	47,554	47,604
Total non-interest expense	191,020	185,059	572,224	549,196
Income before income taxes	139,181	140,716	396,294	406,866
Less income taxes	29,101	26,647	80,860	79,412
Net income	110,080	114,069	315,434	327,454
Less non-controlling interest expense	838	1,493	1,083	3,564
Net income attributable to Commerce Bancshares, Inc.	109,242	112,576	314,351	323,890
Less preferred stock dividends	2,250	2,250	6,750	6,750
Net income available to common shareholders	$106,992	$110,326	$307,601	$317,140
Net income per common share — basic	$.98	$.99	$2.79	$2.83
Net income per common share — diluted	$.98	$.98	$2.79	$2.82
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
	(Unaudited)
Net income	$110,080	$114,069	$315,434	$327,454
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(245)	53	(432)	(25)
Net unrealized gains (losses) on other securities	21,030	(32,232)	171,421	(125,442)
Pension loss amortization	389	393	1,166	1,180
Unrealized gains (losses) on cash flow hedge derivatives	14,101	(1,029)	36,687	(1,029)
Other comprehensive income (loss)	35,275	(32,815)	208,842	(125,316)
Comprehensive income	145,355	81,254	524,276	202,138
Less non-controlling interest expense	838	1,493	1,083	3,564
Comprehensive income attributable to Commerce Bancshares, Inc.	$144,517	$79,761	$523,193	$198,574
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended September 30, 2019 and 2018

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance June 30, 2019	$144,784	$559,432	$2,077,491	$384,232	$(106,106)	$108,898	$2,632	$3,171,363
Net income				109,242			838	110,080
Other comprehensive income						35,275		35,275
Distributions to non-controlling interest							(56)	(56)
Purchase of treasury stock					(33,891)			(33,891)
Accelerated share repurchase agreement			(37,500)		(112,500)			(150,000)
Issuance of stock under purchase and equity compensation plans			(834)		834			—
Stock-based compensation			3,486					3,486
Cash dividends paid on common stock ($.260 per share)				(27,993)				(27,993)
Cash dividends paid on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance September 30, 2019	$144,784	$559,432	$2,042,643	$463,231	$(251,663)	$144,173	$3,414	$3,106,014
Balance June 30, 2018	$144,784	$535,407	$1,804,057	$408,374	$(15,854)	$(108,781)	$3,396	$2,771,383
Net income				112,576			1,493	114,069
Other comprehensive loss						(32,815)		(32,815)
Distributions to non-controlling interest							(172)	(172)
Purchase of treasury stock					(20,506)			(20,506)
Issuance of stock under purchase and equity compensation plans			(3,187)		3,186			(1)
Stock-based compensation			3,161					3,161
Cash dividends paid on common stock ($.224 per share)				(25,059)				(25,059)
Cash dividends paid on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance September 30, 2018	$144,784	$535,407	$1,804,031	$493,641	$(33,174)	$(141,596)	$4,717	$2,807,810
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2019 and 2018

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2018	$144,784	$559,432	$2,084,824	$241,163	$(34,236)	$(64,669)	$5,851	$2,937,149
Net income				314,351			1,083	315,434
Other comprehensive income						208,842		208,842
Distributions to non-controlling interest							(3,520)	(3,520)
Purchases of treasury stock					(119,970)			(119,970)
Accelerated share repurchase agreement			(37,500)		(112,500)			(150,000)
Issuance of stock under purchase and equity compensation plans			(15,046)		15,043			(3)
Stock-based compensation			10,365					10,365
Cash dividends on common stock ($.780 per share)				(85,533)				(85,533)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2019	$144,784	$559,432	$2,042,643	$463,231	$(251,663)	$144,173	$3,414	$3,106,014
Balance December 31, 2017	$144,784	$535,407	$1,815,360	$221,374	$(14,473)	$14,108	$1,624	$2,718,184
Adoption of ASU 2018-02				(2,932)		2,932		—
Adoption of ASU 2016-01				33,320		(33,320)		—
Net income				323,890			3,564	327,454
Other comprehensive loss						(125,316)		(125,316)
Distributions to non-controlling interest							(471)	(471)
Purchases of treasury stock					(39,575)			(39,575)
Issuance of stock under purchase and equity compensation plans			(20,884)		20,874			(10)
Stock-based compensation			9,555					9,555
Cash dividends on common stock ($.671 per share)				(75,261)				(75,261)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2018	$144,784	$535,407	$1,804,031	$493,641	$(33,174)	$(141,596)	$4,717	$2,807,810
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2019	2018
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$315,434	$327,454
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,232	30,438
Provision for depreciation and amortization	30,729	28,824
Amortization of investment security premiums, net	20,436	18,758
Investment securities gains, net (A)	(3,874)	(6,641)
Net gains on sales of loans held for sale	(7,881)	(4,770)
Originations of loans held for sale	(187,792)	(149,397)
Proceeds from sales of loans held for sale	194,344	156,637
Net increase in trading debt securities	(428)	(4,886)
Stock-based compensation	10,365	9,555
(Increase) decrease in interest receivable	229	(5,021)
Increase in interest payable	5,938	689
Increase in income taxes payable	23,530	30,107
Other changes, net	(58,928)	14,964
Net cash provided by operating activities	377,334	446,711
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	379,641	193,047
Proceeds from maturities/pay downs of investment securities (A)	1,007,553	1,222,998
Purchases of investment securities (A)	(1,306,607)	(1,520,235)
Net increase in loans	(357,438)	(3,588)
Long-term securities purchased under agreements to resell	(150,000)	(100,000)
Repayments of long-term securities purchased under agreements to resell	—	100,000
Purchases of premises and equipment	(29,441)	(21,358)
Sales of premises and equipment	2,029	2,342
Net cash used in investing activities	(454,263)	(126,794)
FINANCING ACTIVITIES:
Net decrease in non-interest bearing, savings, interest checking and money market deposits	(230,229)	(177,368)
Net increase (decrease) in certificates of deposit	411,098	(94,906)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(315,115)	354,979
Repayment of long-term borrowings	(163)	(224)
Net increase in short-term borrowings	248,734	—
Purchases of treasury stock	(119,970)	(39,575)
Accelerated share repurchase agreement	(150,000)	—
Issuance of stock under equity compensation plans	(3)	(10)
Cash dividends paid on common stock	(85,533)	(75,261)
Cash dividends paid on preferred stock	(6,750)	(6,750)
Net cash used in financing activities	(247,931)	(39,115)
Increase (decrease) in cash, cash equivalents and restricted cash	(324,860)	280,802
Cash, cash equivalents and restricted cash at beginning of year	1,209,240	524,352
Cash, cash equivalents and restricted cash at September 30	$884,380	$805,154
Income tax payments, net	$54,161	$46,122
Interest paid on deposits and borrowings	$73,448	$44,074
Loans transferred to foreclosed real estate	$558	$1,312
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $25.1 million and $13.0 million at September 30, 2019 and 2018, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2018 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held for investment loan portfolio at September 30, 2019 and December 31, 2018 are as follows:

(In thousands)	September 30, 2019	December 31, 2018
Commercial:
Business	$5,393,268	$5,106,427
Real estate – construction and land	932,737	869,659
Real estate – business	2,833,146	2,875,788
Personal Banking:
Real estate – personal	2,226,663	2,127,083
Consumer	1,953,690	1,955,572
Revolving home equity	349,111	376,399
Consumer credit card	766,743	814,134
Overdrafts	7,236	15,236
Total loans	$14,462,594	$14,140,298

At September 30, 2019, loans of $4.0 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2019 and 2018, respectively, follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$91,808	$69,374	$161,182	$92,869	$67,063	$159,932
Provision	553	10,410	10,963	55	35,177	35,232
Deductions:
Loans charged off	490	13,990	14,480	1,436	42,233	43,669
Less recoveries on loans	199	2,818	3,017	582	8,605	9,187
Net loan charge-offs	291	11,172	11,463	854	33,628	34,482
Balance September 30, 2019	$92,070	$68,612	$160,682	$92,070	$68,612	$160,682
Balance at beginning of period	$93,851	$65,681	$159,532	$93,704	$65,828	$159,532
Provision	411	9,588	9,999	2	30,436	30,438
Deductions:
Loans charged off	485	12,515	13,000	1,213	39,203	40,416
Less recoveries on loans	314	2,887	3,201	1,598	8,580	10,178
Net loan charge-offs (recoveries)	171	9,628	9,799	(385)	30,623	30,238
Balance September 30, 2018	$94,091	$65,641	$159,732	$94,091	$65,641	$159,732

The following table shows the balance in the allowance for loan losses and the related loan balance at September 30, 2019 and December 31, 2018, disaggregated on the basis of impairment methodology. Impaired loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
September 30, 2019
Commercial	$1,594	$66,399	$90,476	$9,092,752
Personal Banking	905	17,283	67,707	5,286,160
Total	$2,499	$83,682	$158,183	$14,378,912
December 31, 2018
Commercial	$1,780	$61,496	$91,089	$8,790,378
Personal Banking	916	17,120	66,147	5,271,304
Total	$2,696	$78,616	$157,236	$14,061,682

Impaired loans
The table below shows the Company’s investment in impaired loans at September 30, 2019 and December 31, 2018. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section below.

(In thousands)	Sept. 30, 2019	Dec. 31, 2018
Non-accrual loans	$11,733	$12,536
Restructured loans (accruing)	71,949	66,080
Total impaired loans	$83,682	$78,616

The following table provides additional information about impaired loans held by the Company at September 30, 2019 and December 31, 2018, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2019
With no related allowance recorded:
Business	$7,632	$14,100	$—
Real estate – business	1,364	1,364	—
	$8,996	$15,464	$—
With an allowance recorded:
Business	$27,975	$28,017	$744
Real estate – construction and land	48	52	1
Real estate – business	29,380	29,982	849
Real estate – personal	4,736	5,922	247
Consumer	4,825	4,824	29
Revolving home equity	36	36	1
Consumer credit card	7,686	7,686	628
	$74,686	$76,519	$2,499
Total	$83,682	$91,983	$2,499
December 31, 2018
With no related allowance recorded:
Business	$8,725	$14,477	$—
	$8,725	$14,477	$—
With an allowance recorded:
Business	$40,286	$40,582	$1,223
Real estate – construction and land	416	421	11
Real estate – business	12,069	12,699	546
Real estate – personal	4,461	6,236	266
Consumer	5,510	5,510	38
Revolving home equity	40	40	1
Consumer credit card	7,109	7,109	611
	$69,891	$72,597	$2,696
Total	$78,616	$87,074	$2,696

Total average impaired loans for the three and nine month periods ended September 30, 2019 and 2018, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended September 30, 2019
Non-accrual loans	$9,655	$1,903	$11,558
Restructured loans (accruing)	53,517	15,644	69,161
Total	$63,172	$17,547	$80,719
For the nine months ended September 30, 2019
Non-accrual loans	$9,881	$2,074	$11,955
Restructured loans (accruing)	48,248	15,605	63,853
Total	$58,129	$17,679	$75,808
For the three months ended September 30, 2018
Non-accrual loans	$7,477	$1,862	$9,339
Restructured loans (accruing)	83,493	16,409	99,902
Total	$90,970	$18,271	$109,241
For the nine months ended September 30, 2018
Non-accrual loans	$7,888	$2,261	$10,149
Restructured loans (accruing)	81,543	17,426	98,969
Total	$89,431	$19,687	$109,118

The table below shows interest income recognized during the three and nine month periods ended September 30, 2019 and 2018, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section below.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Interest income recognized on impaired loans:
Business	$222	$939	$665	$2,817
Real estate – construction and land	1	6	2	19
Real estate – business	363	110	1,088	329
Real estate – personal	31	47	92	142
Consumer	76	79	227	238
Revolving home equity	1	2	2	6
Consumer credit card	181	129	542	386
Total	$875	$1,312	$2,618	$3,937

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2019 and December 31, 2018.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2019
Commercial:
Business	$5,365,188	$19,334	$993	$7,753	$5,393,268
Real estate – construction and land	925,805	6,918	11	3	932,737
Real estate – business	2,824,165	6,622	—	2,359	2,833,146
Personal Banking:
Real estate – personal	2,216,292	6,354	2,399	1,618	2,226,663
Consumer	1,926,310	25,031	2,349	—	1,953,690
Revolving home equity	347,956	994	161	—	349,111
Consumer credit card	745,438	10,910	10,395	—	766,743
Overdrafts	6,910	326	—	—	7,236
Total	$14,358,064	$76,489	$16,308	$11,733	$14,462,594
December 31, 2018
Commercial:
Business	$5,086,912	$10,057	$473	$8,985	$5,106,427
Real estate – construction and land	867,692	1,963	—	4	869,659
Real estate – business	2,867,347	6,704	22	1,715	2,875,788
Personal Banking:
Real estate – personal	2,118,045	6,041	1,165	1,832	2,127,083
Consumer	1,916,320	35,608	3,644	—	1,955,572
Revolving home equity	374,830	875	694	—	376,399
Consumer credit card	792,334	11,140	10,660	—	814,134
Overdrafts	14,937	299	—	—	15,236
Total	$14,038,417	$72,687	$16,658	$12,536	$14,140,298

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
September 30, 2019
Pass	$5,225,204	$888,688	$2,665,880	$8,779,772
Special mention	86,152	43,155	102,219	231,526
Substandard	74,159	891	62,688	137,738
Non-accrual	7,753	3	2,359	10,115
Total	$5,393,268	$932,737	$2,833,146	$9,159,151
December 31, 2018
Pass	$4,915,042	$866,527	$2,777,374	$8,558,943
Special mention	84,391	1,917	51,845	138,153
Substandard	98,009	1,211	44,854	144,074
Non-accrual	8,985	4	1,715	10,704
Total	$5,106,427	$869,659	$2,875,788	$8,851,874

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Delinquent and non-accrual loans." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $196.1 million at September 30, 2019 and $201.7 million at December 31, 2018. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $178.4 million at September 30, 2019 and $170.3 million at December 31, 2018. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 8% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2019 and December 31, 2018 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2019
FICO score:
Under 600	1.2%	3.0%	1.0%	5.4%
600 - 659	2.0	4.9	2.1	14.4
660 - 719	10.0	15.8	9.6	33.2
720 - 779	28.0	25.7	22.5	26.8
780 and over	58.8	50.6	64.8	20.2
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2018
FICO score:
Under 600	1.1%	3.1%	0.8%	4.4%
600 - 659	1.8	4.8	1.7	14.0
660 - 719	9.4	16.1	9.1	34.8
720 - 779	24.7	25.7	24.0	26.4
780 and over	63.0	50.3	64.4	20.4
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings, as shown in the table below. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected. Commercial performing restructured loans are primarily comprised of certain business, construction and business real estate loans classified as substandard but renewed at rates judged to be non- market. These loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card and other small consumer loans under various debt management and assistance programs. Modifications to these loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. Certain personal real estate, revolving home equity, and consumer loans were classified as consumer bankruptcy troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments. Other consumer loans classified as troubled debt restructurings consist of various other workout arrangements with consumer customers.

(In thousands)	September 30, 2019	December 31, 2018
Accruing restructured loans:
Commercial	$56,238	$50,904
Assistance programs	7,988	7,410
Consumer bankruptcy	3,838	4,103
Other consumer	3,885	3,663
Non-accrual loans	9,553	9,759
Total troubled debt restructurings	$81,502	$75,839

The table below shows the balance of troubled debt restructurings by loan classification at September 30, 2019, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2019	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$35,139	$—
Real estate - construction and land	45	—
Real estate - business	29,749	—
Personal Banking:
Real estate - personal	4,022	353
Consumer	4,825	48
Revolving home equity	36	—
Consumer credit card	7,686	593
Total troubled debt restructurings	$81,502	$994

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

The Company had commitments of $5.2 million at September 30, 2019 to lend additional funds to borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to FNMA, FHLMC, and GNMA. At September 30, 2019, the fair value of these loans was $14.4 million, and the unpaid principal balance was $14.0 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at September 30, 2019 totaled $5.7 million.

At September 30, 2019, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $502 thousand and $1.4 million at September 30, 2019 and December 31, 2018, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $1.8 million and $2.0 million at September 30, 2019 and December 31, 2018, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at September 30, 2019 and December 31, 2018.

(In thousands)	September 30, 2019	December 31, 2018
Available for sale debt securities	$8,660,419	$8,538,041
Trading debt securities	35,918	27,059
Equity securities:
Readily determinable fair value	2,902	2,585
No readily determinable fair value	1,284	1,824
Other:
Federal Reserve Bank stock	33,770	33,498
Federal Home Loan Bank stock	20,000	10,000
Private equity investments	93,441	85,659
Total investment securities	$8,847,734	$8,698,666

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
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of September 30, 2019 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$57,175	$56,726
After 1 but within 5 years	516,924	533,605
After 5 but within 10 years	252,452	259,546
Total U.S. government and federal agency obligations	826,551	849,877
Government-sponsored enterprise obligations:
Within 1 year	51,562	51,551
After 1 but within 5 years	55,049	55,162
After 5 but within 10 years	34,987	35,032
After 10 years	26,085	27,072
Total government-sponsored enterprise obligations	167,683	168,817
State and municipal obligations:
Within 1 year	57,870	58,039
After 1 but within 5 years	709,484	728,639
After 5 but within 10 years	354,519	374,236
After 10 years	41,538	42,581
Total state and municipal obligations	1,163,411	1,203,495
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,791,709	3,858,575
Non-agency mortgage-backed securities	921,080	936,577
Asset-backed securities	1,288,360	1,298,835
Total mortgage and asset-backed securities	6,001,149	6,093,987
Other debt securities:
Within 1 year	43,894	43,965
After 1 but within 5 years	239,692	243,606
After 5 but within 10 years	54,613	56,672
Total other debt securities	338,199	344,243
Total available for sale debt securities	$8,496,993	$8,660,419

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $458.6 million, at fair value, at September 30, 2019. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $9.9 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates.

For debt securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
U.S. government and federal agency obligations	$826,551	$23,878	$(552)	$849,877
Government-sponsored enterprise obligations	167,683	1,172	(38)	168,817
State and municipal obligations	1,163,411	40,097	(13)	1,203,495
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,791,709	69,002	(2,136)	3,858,575
Non-agency mortgage-backed securities	921,080	16,528	(1,031)	936,577
Asset-backed securities	1,288,360	13,238	(2,763)	1,298,835
Total mortgage and asset-backed securities	6,001,149	98,768	(5,930)	6,093,987
Other debt securities	338,199	6,052	(8)	344,243
Total	$8,496,993	$169,967	$(6,541)	$8,660,419
December 31, 2018
U.S. government and federal agency obligations	$914,486	$4,545	$(11,379)	$907,652
Government-sponsored enterprise obligations	199,470	55	(3,747)	195,778
State and municipal obligations	1,322,785	10,284	(5,030)	1,328,039
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,253,433	9,820	(48,268)	3,214,985
Non-agency mortgage-backed securities	1,053,854	6,641	(12,779)	1,047,716
Asset-backed securities	1,518,976	3,849	(11,211)	1,511,614
Total mortgage and asset-backed securities	5,826,263	20,310	(72,258)	5,774,315
Other debt securities	339,595	72	(7,410)	332,257
Total	$8,602,599	$35,266	$(99,824)	$8,538,041

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Inputs to these models include factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral (including current delinquencies). Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2019, the fair value of securities on this watch list was $47.9 million compared to $57.7 million at December 31, 2018.

As of September 30, 2019, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities with a current par value of $18.4 million. These securities, which are part of the watch list mentioned above, had an aggregate fair value of $14.0 million at September 30, 2019. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $13.4 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at September 30, 2019 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	6%	-	52%
Credit support	0%	-	19%
Loss severity	10%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Nine Months Ended September 30
(In thousands)	2019	2018
Cumulative OTTI credit losses at January 1	$14,092	$14,199
Credit losses on debt securities for which impairment was not previously recognized	48	58
Credit losses on debt securities for which impairment was previously recognized	85	10
Increase in expected cash flows that are recognized over remaining life of security	(831)	(138)
Cumulative OTTI credit losses at September 30	$13,394	$14,129

Debt securities with unrealized losses recorded in AOCI are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
U.S. government and federal agency obligations	$90,662	$126	$52,930	$426	$143,592	$552
Government-sponsored enterprise obligations	—	—	36,409	38	36,409	38
State and municipal obligations	15,726	9	1,551	4	17,277	13
Mortgage and asset-backed securities:
Agency mortgage-backed securities	343,820	1,271	182,805	865	526,625	2,136
Non-agency mortgage-backed securities	38,085	103	311,040	928	349,125	1,031
Asset-backed securities	369,537	1,979	140,726	784	510,263	2,763
Total mortgage and asset-backed securities	751,442	3,353	634,571	2,577	1,386,013	5,930
Other debt securities	—	—	8,492	8	8,492	8
Total	$857,830	$3,488	$733,953	$3,053	$1,591,783	$6,541
December 31, 2018
U.S. government and federal agency obligations	$317,699	$6,515	$116,728	$4,864	$434,427	$11,379
Government-sponsored enterprise obligations	—	—	188,846	3,747	188,846	3,747
State and municipal obligations	157,838	704	257,051	4,326	414,889	5,030
Mortgage and asset-backed securities:
Agency mortgage-backed securities	330,933	1,502	1,927,268	46,766	2,258,201	48,268
Non-agency mortgage-backed securities	207,506	1,085	657,685	11,694	865,191	12,779
Asset-backed securities	147,997	728	813,427	10,483	961,424	11,211
Total mortgage and asset-backed securities	686,436	3,315	3,398,380	68,943	4,084,816	72,258
Other debt securities	51,836	564	260,682	6,846	312,518	7,410
Total	$1,213,809	$11,098	$4,221,687	$88,726	$5,435,496	$99,824

The available for sale debt portfolio included $1.6 billion of securities that were in a loss position at September 30, 2019, compared to $5.4 billion at December 31, 2018.  The total amount of unrealized loss on these securities was $6.5 million at September 30, 2019, a decrease of $93.3 million compared to the loss at December 31, 2018.  This decrease in losses was mainly due to a declining interest rate environment at September 30, 2019.

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2019	2018
Proceeds from sales of securities:
Available for sale debt securities	$368,939	$153,066
Equity securities	3,459	39,981
Other	7,243	—
Total proceeds	$379,641	$193,047

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$2,287	$430
Losses realized on sales	(1,559)	—
Other-than-temporary impairment recognized on debt securities	(133)	(68)
Equity securities:
Gains realized on sales	2,865	102
Losses realized on sales	—	(8,917)
Fair value adjustments, net	318	2,723
Other:
Gains realized on sales	1,094	—
Fair value adjustments, net	(998)	12,371
Total investment securities gains, net	$3,874	$6,641

Net gains and losses on investment securities for the nine months ended September 30, 2019 included net gains of $728 thousand, $2.9 million and $1.1 million realized on sales of available for sale, equity and private equity securities, respectively, as well as net losses in fair value of $1.0 million on private equity investments.

At September 30, 2019, securities totaling $3.9 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $205.6 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2019				December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(29,366)	$—	$1,904	$31,270	$(28,954)	$—	$2,316
Mortgage servicing rights	12,198	(4,559)	(404)	7,235	10,339	(3,861)	—	6,478
Total	$43,468	$(33,925)	$(404)	$9,139	$41,609	$(32,815)	$—	$8,794

Aggregate amortization expense on intangible assets was $395 thousand and $318 thousand for the three month periods ended September 30, 2019 and 2018, respectively, and $1.1 million and $952 thousand for the nine month periods ended September 30, 2019 and 2018, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2019. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2019	$1,494
2020	1,441
2021	1,210
2022	1,025
2023	851

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2019 are as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2019	$138,921	$2,316	$6,478
Originations	—	—	1,859
Amortization	—	(412)	(698)
Impairment	—	—	(404)
Balance September 30, 2019	$138,921	$1,904	$7,235

Goodwill allocated to the Company’s operating segments at September 30, 2019 and December 31, 2018 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2019, that net liability was $1.9 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $364.4 million at September 30, 2019.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2019, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 year to 11 years. At September 30, 2019, the fair value of the Company's guarantee liabilities for RPAs was $248 thousand, and the notional amount of the underlying swaps was $100.6 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

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

Lessee
The Company primarily has operating leases for branches, office space, ATM locations, and certain equipment. As of September 30, 2019, the right-of-use asset, reported within premises and equipment, net, and lease liability, reported within other liabilities, recognized on the Company's consolidated balance sheets totaled $26.4 million and $27.1 million, respectively. For leases with a term of 12 months or less, an election was made not to recognize lease assets and lease liabilities for all asset classes, and to recognize lease expense for these leases on a straight-line basis over the lease term. Total lease cost for the three and nine months ended September 30, 2019 was $1.8 million and $5.5 million, respectively. The Company's leases have remaining terms of 1 month to 35 years, most of which contain renewal options. However, the renewal options are generally not included in the leased asset or liability because the option exercises are uncertain.

The maturities of operating leases are included in the table below.

(in thousands)	Operating Leases(a)
2019 (excluding the nine months ended September 30, 2019)	$1,452
2020	5,400
2021	4,579
2022	4,093
2023	3,772
After 2023	15,123
Total lease payments	$34,419
Less: Interest(b)	7,337
Present value of lease liabilities	$27,082
(a) Excludes $2.9 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(b) Calculated using the interest rate for each lease.

The following table presents the average lease term and discount rate of operating leases.

September 30, 2019
Weighted-average remaining lease term	11.8 years
Weighted-average discount rate	3.72%

Supplemental cash flow information related to operating leases is included in the table below.

	For the Three Months Ended September 30	For the Nine Months Ended September 30
(in thousands)	2019	2019
Operating cash paid toward lease liabilities	$1,446	$4,487
Leased assets obtained in exchange for new lease liabilities	$659	$2,751

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

Lessor
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options to renew or for the lessee to purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 1 month to 9 years.

The following table provides the components of lease income.

	For the Three Months Ended September 30	For the Nine Months Ended September 30
(in thousands)	2019	2019
Direct financing and sales-type leases	6,092	17,988
Operating leases(a)	1,984	5,816
Total lease income	$8,076	$23,804
(a) Includes rent of $19 thousand and $56 thousand, respectively, from Tower Properties Company, a related party, for the three and nine months ended September 30, 2019.

The following table presents the components of the net investments in direct financing and sales-type leases.

(in thousands)	September 30, 2019
Lease payment receivable	$710,676
Unguaranteed residual assets	54,938
Total net investments in direct financing and sales-type leases	$765,614
Deferred origination cost	3,546
Total net investment included within business loans	$769,160

The maturities of lease receivables are included in the table below.

(in thousands)	Direct Financing and Sale-Type Leases	Operating Leases	Total
2019 (excluding the nine months ended September 30, 2019)	$51,888	$1,918	$53,806
2020	200,390	7,057	207,447
2021	156,798	7,036	163,834
2022	117,779	13,314	131,093
2023	86,746	5,084	91,830
After 2023	160,852	13,096	173,948
Total lease receipts	774,453	$47,505	$821,958
Less: Net present value adjustment	63,777
Present value of lease receipts	$710,676

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Service cost - benefits earned during the period	$159	$127	$477	$432
Interest cost on projected benefit obligation	1,065	916	3,195	2,817
Expected return on plan assets	(1,196)	(1,067)	(3,589)	(3,942)
Amortization of prior service cost	(68)	(68)	(203)	(203)
Amortization of unrecognized net loss	586	592	1,757	1,776
Net periodic pension cost	$546	$500	$1,637	$880

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first nine months of 2019, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2019	2018	2019	2018
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$109,242	$112,576	$314,351	$323,890
Less preferred stock dividends	2,250	2,250	6,750	6,750
Net income available to common shareholders	106,992	110,326	307,601	317,140
Less income allocated to nonvested restricted stock	1,040	1,161	2,996	3,421
Net income allocated to common stock	$105,952	$109,165	$304,605	$313,719
Weighted average common shares outstanding	107,602	110,889	109,024	110,925
Basic income per common share	$.98	$.99	$2.79	$2.83
Diluted income per common share:
Net income available to common shareholders	$106,992	$110,326	$307,601	$317,140
Less income allocated to nonvested restricted stock	1,039	1,159	2,991	3,413
Net income allocated to common stock	$105,953	$109,167	$304,610	$313,727
Weighted average common shares outstanding	107,602	110,889	109,024	110,925
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	254	371	270	360
Weighted average diluted common shares outstanding	107,856	111,260	109,294	111,285
Diluted income per common share	$.98	$.98	$2.79	$2.82

Unexercised stock appreciation rights of 360 thousand and 92 thousand for the three month periods ended September 30, 2019 and 2018, respectively, and 334 thousand and 219 thousand for the nine month periods ended September 30, 2019 and 2018, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.
On August 7, 2019, the Company entered into an accelerated share repurchase ("ASR") agreement with Morgan Stanley & Co. LLC (Morgan Stanley). Under this ASR agreement, the Company paid $150.0 million to Morgan Stanley and received from Morgan Stanley 1,994,327 shares of the Company’s common stock, representing approximately 75% of the estimated total number of shares to be delivered by Morgan Stanley at the conclusion of the program. The ASR is scheduled to end in December 2019, but it may conclude earlier at Morgan Stanley's option, at which time the Company will receive the remaining shares. The specific number of shares that the Company will ultimately repurchase is based on the volume-weighted-average price per share of the Company's common stock during the repurchase period.
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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2019	$3,861	$(52,278)	$(23,107)	$6,855	$(64,669)
Other comprehensive income (loss) before reclassifications to current earnings	(709)	229,288	—	46,165	274,744
Amounts reclassified to current earnings from accumulated other comprehensive income	133	(728)	1,554	2,751	3,710
Current period other comprehensive income (loss), before tax	(576)	228,560	1,554	48,916	278,454
Income tax (expense) benefit	144	(57,139)	(388)	(12,229)	(69,612)
Current period other comprehensive income (loss), net of tax	(432)	171,421	1,166	36,687	208,842
Transfer of unrealized gain on securities for which impairment was not previously recognized	35	(35)	—	—	—
Balance September 30, 2019	$3,464	$119,108	$(21,941)	$43,542	$144,173
Balance January 1, 2018	$3,411	$30,326	$(19,629)	$—	$14,108
ASU 2018-02 Reclassification of tax rate change	715	6,359	(4,142)	—	2,932
ASU 2016-01 Reclassification of unrealized gain on equity securities	—	(33,320)	—	—	(33,320)
Other comprehensive loss before reclassifications to current earnings	(102)	(166,824)	—	(1,625)	(168,551)
Amounts reclassified to current earnings from accumulated other comprehensive income	68	(431)	1,573	253	1,463
Current period other comprehensive income (loss), before tax	(34)	(167,255)	1,573	(1,372)	(167,088)
Income tax (expense) benefit	9	41,813	(393)	343	41,772
Current period other comprehensive income (loss), net of tax	(25)	(125,442)	1,180	(1,029)	(125,316)
Transfer of unrealized gain on securities for which impairment was not previously recognized	12	(12)	—	—	—
Balance September 30, 2018	$4,113	$(122,089)	$(22,591)	$(1,029)	$(141,596)

(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains, net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

The requirement to revalue deferred tax assets and liabilities in the period of enactment stranded the effects of the tax rate change, mandated by the Tax Cuts and Jobs Act, in accumulated other comprehensive income. In response, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which the Company adopted on January 1, 2018. This ASU allowed the reclassification of the stranded tax effects from accumulated other comprehensive income (as shown in the table above) to retained earnings.
New accounting guidance, which was effective January 1, 2018, required the reclassification of unrealized gains on equity securities from accumulated other comprehensive income to retained earnings (also shown above).

10. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 165 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  Residential mortgage origination, sales and servicing functions are included in this Consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment.  The Commercial segment provides corporate lending, leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment includes both merchant and commercial bank card products. It also includes the Capital Markets Group, which sells fixed income securities and provides safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2019
Net interest income	$80,111	$84,857	$11,548	$176,516	$26,996	$203,512
Provision for loan losses	(10,757)	(345)	(197)	(11,299)	336	(10,963)
Non-interest income	36,049	53,462	46,410	135,921	(3,178)	132,743
Investment securities gains, net	—	—	—	—	4,909	4,909
Non-interest expense	(73,948)	(76,058)	(30,538)	(180,544)	(10,476)	(191,020)
Income before income taxes	$31,455	$61,916	$27,223	$120,594	$18,587	$139,181
Nine Months Ended September 30, 2019
Net interest income	$236,215	$255,781	$35,800	$527,796	$90,838	$618,634
Provision for loan losses	(33,061)	(1,053)	(165)	(34,279)	(953)	(35,232)
Non-interest income	98,840	151,655	135,774	386,269	(5,027)	381,242
Investment securities gains, net	—	—	—	—	3,874	3,874
Non-interest expense	(223,580)	(231,586)	(92,647)	(547,813)	(24,411)	(572,224)
Income before income taxes	$78,414	$174,797	$78,762	$331,973	$64,321	$396,294
Three Months Ended September 30, 2018
Net interest income	$74,594	$87,979	$11,704	$174,277	$33,477	$207,754
Provision for loan losses	(9,592)	(166)	80	(9,678)	(321)	(9,999)
Non-interest income	31,397	49,679	43,790	124,866	(1,152)	123,714
Investment securities gains, net	—	—	—	—	4,306	4,306
Non-interest expense	(70,861)	(73,696)	(30,436)	(174,993)	(10,066)	(185,059)
Income before income taxes	$25,538	$63,796	$25,138	$114,472	$26,244	$140,716
Nine Months Ended September 30, 2018
Net interest income	$218,719	$255,790	$35,006	$509,515	$102,090	$611,605
Provision for loan losses	(30,252)	322	32	(29,898)	(540)	(30,438)
Non-interest income	93,729	150,535	128,794	373,058	(4,804)	368,254
Investment securities gains, net	—	—	—	—	6,641	6,641
Non-interest expense	(212,442)	(221,854)	(92,546)	(526,842)	(22,354)	(549,196)
Income before income taxes	$69,754	$184,793	$71,286	$325,833	$81,033	$406,866

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At September 30, 2019, with the exception of the interest rate floors (discussed below), the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	September 30, 2019	December 31, 2018
Interest rate swaps	$2,353,450	$2,006,280
Interest rate floors	1,500,000	1,000,000
Interest rate caps	59,782	62,163
Credit risk participation agreements	195,930	143,460
Foreign exchange contracts	5,481	6,206
Mortgage loan commitments	24,889	14,544
Mortgage loan forward sale contracts	4,124	5,768
Forward TBA contracts	34,500	16,500
Total notional amount	$4,178,156	$3,254,921

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

As of September 30, 2019, the Company has entered into three interest rate floors with a combined notional value of $1.5 billion, to hedge the risk of declining interest rates on certain floating rate commercial loans indexed to one month LIBOR. The first interest rate floor has a purchased strike rate of 2.25% and is effective on January 1, 2020 and matures on January 1, 2026. The second interest rate floor has a purchased strike rate of 2.50% and is effective on June 1, 2020 and matures on June 1, 2026. The third interest rate floor has a purchased strike rate of 2.00% and is effective December 15, 2020 and matures on December 15, 2026. The premiums paid for these floors totaled $31.3 million. As of September 30, 2019, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is approximately 7.0 years. The interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of the interest rate floors are recorded in AOCI, net of the amortization of the premium paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of September 30, 2019, net deferred gains on the interest rate floors totaled $58.1 million (pre-tax) and was recorded in AOCI in the consolidated balance sheet. As of September 30, 2019, it is expected that $4.1 million (pre-tax) of interest rate floor premium amortization will be reclassified from AOCI into earnings over the next twelve months.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. Effective January 2017, certain collateral posted to and from the Company's clearing counterparty has been offset against the fair values of cleared swaps, such that at September 30, 2019 in the table below, the positive fair values of cleared swaps were reduced by $207 thousand and the negative fair values of cleared swaps were reduced by $36.6 million. At December 31, 2018, the positive fair values of cleared swaps were reduced by $8.1 million and the negative fair values of cleared swaps were reduced by $6.5 million.

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Dec. 31, 2018
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$85,876	$29,031	$—	$—
Total derivatives designated as hedging instruments	$85,876	$29,031	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$47,894	$11,537	$(11,451)	$(13,110)
Interest rate caps	4	24	(4)	(24)
Credit risk participation agreements	192	47	(248)	(93)
Foreign exchange contracts	26	20	(16)	(8)
Mortgage loan commitments	823	536	—	—
Mortgage loan forward sale contracts	13	15	(5)	(8)
Forward TBA contracts	46	—	(32)	(178)
Total derivatives not designated as hedging instruments	$48,998	$12,179	$(11,756)	$(13,421)
Total	$134,874	$41,210	$(11,756)	$(13,421)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended September 30, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors	$17,760	$31,422	$(13,662)	Interest and fees on loans	$(1,042)	$—	$(1,042)
Total	$17,760	$31,422	$(13,662)	Total	$(1,042)	$—	$(1,042)
For the Nine Months Ended September 30, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors	$46,165	$77,559	$(31,394)	Interest and fees on loans	$(2,751)	$—	$(2,751)
Total	$46,165	$77,559	$(31,394)	Total	$(2,751)	$—	$(2,751)
For the Three Months Ended September 30, 2018
Derivatives in cash flow hedging relationships:
Interest rate floors	$(1,625)	$—	$(1,625)	Interest and fees on loans	$(253)	$—	$(253)
Total	$(1,625)	$—	$(1,625)	Total	$(253)	$—	$(253)
For the Nine Months Ended September 30, 2018
Derivatives in cash flow hedging relationships:
Interest rate floors	$(1,625)	$—	$(1,625)	Interest and fees on loans	$(253)	$—	$(253)
Total	$(1,625)	$—	$(1,625)	Total	$(253)	$—	$(253)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2019	2018	2019	2018
Derivative instruments:
Interest rate swaps	Other non-interest income	$1,519	$692	$2,646	$2,924
Credit risk participation agreements	Other non-interest income	37	(7)	78	173
Foreign exchange contracts	Other non-interest income	(5)	(120)	(2)	62
Mortgage loan commitments	Loan fees and sales	(112)	(50)	287	99
Mortgage loan forward sale contracts	Loan fees and sales	(2)	—	1	6
Forward TBA contracts	Loan fees and sales	(1,412)	113	(819)	646
Total		$25	$628	$2,191	$3,910

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
September 30, 2019
Assets:
Derivatives subject to master netting agreements	133,971	—	133,971	(10,081)	(75,373)	48,517
Derivatives not subject to master netting agreements	903	—	903
Total derivatives	134,874	—	134,874
Liabilities:
Derivatives subject to master netting agreements	11,555	—	11,555	(10,081)	(533)	941
Derivatives not subject to master netting agreements	201	—	201
Total derivatives	11,756	—	11,756
December 31, 2018
Assets:
Derivatives subject to master netting agreements	$40,613	$—	$40,613	$(2,992)	$(26,174)	$11,447
Derivatives not subject to master netting agreements	597	—	597
Total derivatives	41,210	—	41,210
Liabilities:
Derivatives subject to master netting agreements	$13,333	$—	$13,333	$(2,992)	$(261)	$10,080
Derivatives not subject to master netting agreements	88	—	88
Total derivatives	13,421	—	13,421
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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at September 30, 2019 and $450.0 million at December 31, 2018. At September 30, 2019, the Company had posted collateral of $204.9 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.8 million in agency mortgage-backed bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
September 30, 2019
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,583,944	(200,000)	1,383,944	—	(1,383,944)	—
December 31, 2018
Total resale agreements, subject to master netting arrangements	$1,150,000	$(450,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,393,219	(450,000)	1,943,219	—	(1,943,219)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2019 and December 31, 2018, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2019
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$347,904	$—	$—	$347,904
Government-sponsored enterprise obligations	48,209	—	—	48,209
Agency mortgage-backed securities	547,537	41,821	231,604	820,962
Non-agency mortgage-backed securities	127,689	—	—	127,689
Asset-backed securities	67,962	45,000	40,000	152,962
Other debt securities	86,218	—	—	86,218
Total repurchase agreements, gross amount recognized	$1,225,519	$86,821	$271,604	$1,583,944
December 31, 2018
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$387,541	$150,000	$100,000	$637,541
Government-sponsored enterprise obligations	18,466	—	—	18,466
Agency mortgage-backed securities	882,744	31,774	213,752	1,128,270
Non-agency mortgage-backed securities	187,740	—	—	187,740
Asset-backed securities	322,680	—	—	322,680
Other debt securities	98,522	—	—	98,522
Total repurchase agreements, gross amount recognized	$1,897,693	$181,774	$313,752	$2,393,219

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.5 million and $3.2 million in the three months ended September 30, 2019 and 2018, respectively, and $10.4 million and $9.6 million in the nine months ended September 30, 2019 and 2018, respectively.

Nonvested stock awards granted generally vest in 4 years to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2019, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	1,180,940	$43.24
Granted	199,252	61.57
Vested	(312,122)	33.00
Forfeited	(11,894)	49.17
Nonvested at September 30, 2019	1,056,176	$49.65

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

Weighted per share average fair value at grant date	$11.92
Assumptions:
Dividend yield	1.7%
Volatility	19.8%
Risk-free interest rate	2.6%
Expected term	6.0 years

A summary of SAR activity during the first nine months of 2019 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,066,438	$40.22
Granted	186,943	61.76
Forfeited	(5,383)	52.00
Expired	(1,837)	38.88
Exercised	(127,447)	34.10
Outstanding at September 30, 2019	1,118,714	$44.47	6.7 years	$18,310

14. Revenue from Contracts with Customers
The core principle of ASU 2014-09, "Revenue from Contracts with Customers," is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the nine months ended September 30, 2019, approximately 62% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Bank card transaction fees	$44,510	$42,427	$126,800	$127,095
Trust fees	39,592	37,400	115,223	110,498
Deposit account charges and other fees	24,032	23,755	71,009	70,630
Consumer brokerage services	4,030	3,884	11,665	11,623
Other non-interest income	9,809	6,977	27,003	21,140
Total non-interest income from contracts with customers	121,973	114,443	351,700	340,986
Other non-interest income (a)	10,770	9,271	29,542	27,268
Total non-interest income	$132,743	$123,714	$381,242	$368,254
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

The following table presents the opening and closing receivable balances for the nine month periods ended September 30, 2019 and 2018 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Bank card transaction fees	$10,871	$13,035	$10,591	$13,315
Trust fees	2,666	2,721	2,533	2,802
Deposit account charges and other fees	5,154	6,107	5,176	5,597
Consumer brokerage services	655	559	521	380

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the September 30, 2019 and December 31, 2018 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2019 or the year ended December 31, 2018.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets:
Residential mortgage loans held for sale	$14,393	$—	$14,393	$—
Available for sale debt securities:
U.S. government and federal agency obligations	849,877	849,877	—	—
Government-sponsored enterprise obligations	168,817	—	168,817	—
State and municipal obligations	1,203,495	—	1,193,598	9,897
Agency mortgage-backed securities	3,858,575	—	3,858,575	—
Non-agency mortgage-backed securities	936,577	—	936,577	—
Asset-backed securities	1,298,835	—	1,298,835	—
Other debt securities	344,243	—	344,243	—
Trading debt securities	35,918	—	35,918	—
Equity securities	2,902	2,902	—	—
Private equity investments	93,441	—	—	93,441
Derivatives *	134,874	—	133,859	1,015
Assets held in trust for deferred compensation plan	15,571	15,571	—	—
Total assets	8,957,518	868,350	7,984,815	104,353
Liabilities:
Derivatives *	11,756	—	11,508	248
Liabilities held in trust for deferred compensation plan	15,571	15,571	—	—
Total liabilities	$27,327	$15,571	$11,508	$248
December 31, 2018
Assets:
Residential mortgage loans held for sale	$13,529	$—	$13,529	$—
Available for sale debt securities:
U.S. government and federal agency obligations	907,652	907,652	—	—
Government-sponsored enterprise obligations	195,778	—	195,778	—
State and municipal obligations	1,328,039	—	1,313,881	14,158
Agency mortgage-backed securities	3,214,985	—	3,214,985	—
Non-agency mortgage-backed securities	1,047,716	—	1,047,716	—
Asset-backed securities	1,511,614	—	1,511,614	—
Other debt securities	332,257	—	332,257	—
Trading debt securities	27,059	—	27,059	—
Equity securities	2,585	2,585	—	—
Private equity investments	85,659	—	—	85,659
Derivatives *	41,210	—	40,627	583
Assets held in trust for deferred compensation plan	12,968	12,968	—	—
Total assets	8,721,051	923,205	7,697,446	100,400
Liabilities:
Derivatives *	13,421	—	13,328	93
Liabilities held in trust for deferred compensation plan	12,968	12,968	—	—
Total liabilities	$26,389	$12,968	$13,328	$93

* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2019
Balance June 30, 2019	$11,641	$86,411	$883	$98,935
Total gains or losses (realized/unrealized):
Included in earnings	—	2,020	(75)	1,945
Included in other comprehensive income *	(65)	—	—	(65)
Investment securities called	(1,715)	—	—	(1,715)
Discount accretion	36	—	—	36
Purchases of private equity investments	—	5,010	—	5,010
Purchase of risk participation agreement	—	—	200	200
Sale of risk participation agreement	—	—	(241)	(241)
Balance September 30, 2019	$9,897	$93,441	$767	$104,105
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2019	$—	$2,020	$860	$2,880
For the nine months ended September 30, 2019
Balance January 1, 2019	$14,158	$85,659	$490	$100,307
Total gains or losses (realized/unrealized):
Included in earnings	—	(998)	365	(633)
Included in other comprehensive income *	294	—	—	294
Investment securities called	(4,635)	—	—	(4,635)
Discount accretion	80	—	—	80
Purchases of private equity investments	—	14,899	—	14,899
Sale/pay down of private equity investments	—	(6,150)	—	(6,150)
Capitalized interest/dividends	—	31	—	31
Purchase of risk participation agreement	—	—	226	226
Sale of risk participation agreement	—	—	(314)	(314)
Balance September 30, 2019	$9,897	$93,441	$767	$104,105
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2019	$—	$(2,448)	$916	$(1,532)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2018
Balance June 30, 2018	$15,073	$68,940	$684	$84,697
Total gains or losses (realized/unrealized):
Included in earnings	—	4,275	(58)	4,217
Included in other comprehensive income *	167	—	—	167
Investment securities sold	(518)	—	—	(518)
Discount accretion	7	—	—	7
Purchases of private equity investments	—	10,407	—	10,407
Purchase of risk participation agreement	—	—	50	50
Sale of risk participation agreement	—	—	(31)	(31)
Balance September 30, 2018	$14,729	$83,622	$645	$98,996
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2018	$—	$4,275	$672	$4,947
For the nine months ended September 30, 2018
Balance January 1, 2018	$17,016	$55,752	$503	$73,271
Total gains or losses (realized/unrealized):
Included in earnings	—	12,371	271	12,642
Included in other comprehensive income *	(79)	—	—	(79)
Investment securities sold	(2,233)	—	—	(2,233)
Discount accretion	25	—	—	25
Purchases of private equity investments	—	15,650	—	15,650
Sale/pay down of private equity investments	—	(186)	—	(186)
Capitalized interest/dividends	—	35	—	35
Purchase of risk participation agreement	—	—	50	50
Sale of risk participation agreement	—	—	(179)	(179)
Balance September 30, 2018	$14,729	$83,622	$645	$98,996
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2018	$—	$12,371	$852	$13,223

* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2019
Total gains or losses included in earnings	$(112)	$37	$2,020	$1,945
Change in unrealized gains or losses relating to assets still held at September 30, 2019	$823	$37	$2,020	$2,880
For the nine months ended September 30, 2019
Total gains or losses included in earnings	$287	$78	$(998)	$(633)
Change in unrealized gains or losses relating to assets still held at September 30, 2019	$823	$93	$(2,448)	$(1,532)
For the three months ended September 30, 2018
Total gains or losses included in earnings	$(51)	$(7)	$4,275	$4,217
Change in unrealized gains or losses relating to assets still held at September 30, 2018	$679	$(7)	$4,275	$4,947
For the nine months ended September 30, 2018
Total gains or losses included in earnings	$98	$173	$12,371	$12,642
Change in unrealized gains or losses relating to assets still held at September 30, 2018	$679	$173	$12,371	$13,223

Level 3 Inputs
The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $9.9 million at September 30, 2019, while private equity investments, included in other securities, totaled $93.4 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	3.4%	-	3.8%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0
Mortgage loan commitments	Discounted cash flow	Probability of funding	46.0%	-	99.9%	81.4%
		Embedded servicing value	—%	-	2.3%	1.2%

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first nine months of 2019 and 2018, and still held as of September 30, 2019 and 2018, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2019 and 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2019
Collateral dependent impaired loans	$171	$—	$—	$171	$(139)
Mortgage servicing rights	7,235	—	—	7,235	(404)
Long-lived assets	820	—	—	820	(318)

September 30, 2018
Collateral dependent impaired loans	$230	$—	$—	$230	$(197)
Mortgage servicing rights	6,008	—	—	6,008	9
Long-lived assets	2,319	—	—	2,319	(858)

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

The Company prospectively adopted ASU 2016-01 on January 1, 2018. In accordance with its requirements, the fair value of loans as of September 30, 2019 and December 31, 2018 were measured using an exit price notion.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2019 and December 31, 2018:

	Carrying Amount	Estimated Fair Value at September 30, 2019
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,393,268	$—	$—	$5,375,226	$5,375,226
Real estate - construction and land	932,737	—	—	929,954	929,954
Real estate - business	2,833,146	—	—	2,859,958	2,859,958
Real estate - personal	2,226,663	—	—	2,228,234	2,228,234
Consumer	1,953,690	—	—	1,921,227	1,921,227
Revolving home equity	349,111	—	—	346,065	346,065
Consumer credit card	766,743	—	—	709,327	709,327
Overdrafts	7,236	—	—	5,164	5,164
Total loans	14,462,594	—	—	14,375,155	14,375,155
Loans held for sale	20,064	—	20,064	—	20,064
Investment securities	8,847,734	852,779	7,836,563	158,392	8,847,734
Federal funds sold	2,850	2,850	—	—	2,850
Securities purchased under agreements to resell	850,000	—	—	876,225	876,225
Interest earning deposits with banks	344,129	344,129	—	—	344,129
Cash and due from banks	512,254	512,254	—	—	512,254
Derivative instruments	134,874	—	133,859	1,015	134,874
Assets held in trust for deferred compensation plan	15,571	15,571	—	—	15,571
Total	$25,190,070	$1,727,583	$7,990,486	$15,410,787	$25,128,856
Financial Liabilities
Non-interest bearing deposits	$6,816,527	$6,816,527	$—	$—	$6,816,527
Savings, interest checking and money market deposits	11,424,404	11,424,404	—	—	11,424,404
Certificates of deposit	2,069,220	—	—	2,086,278	2,086,278
Federal funds purchased	257,330	257,330	—	—	257,330
Securities sold under agreements to repurchase	1,383,944	—	—	1,384,859	1,384,859
Other borrowings	255,796	—	5,008	251,221	256,229
Derivative instruments	11,756	—	11,508	248	11,756
Liabilities held in trust for deferred compensation plan	15,571	15,571	—	—	15,571
Total	$22,234,548	$18,513,832	$16,516	$3,722,606	$22,252,954

	Carrying Amount	Estimated Fair Value at December 31, 2018
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,106,427	$—	$—	$5,017,694	$5,017,694
Real estate - construction and land	869,659	—	—	868,274	868,274
Real estate - business	2,875,788	—	—	2,846,095	2,846,095
Real estate - personal	2,127,083	—	—	2,084,370	2,084,370
Consumer	1,955,572	—	—	1,916,627	1,916,627
Revolving home equity	376,399	—	—	365,069	365,069
Consumer credit card	814,134	—	—	756,651	756,651
Overdrafts	15,236	—	—	11,223	11,223
Total loans	14,140,298	—	—	13,866,003	13,866,003
Loans held for sale	20,694	—	20,694	—	20,694
Investment securities	8,698,666	910,237	7,643,290	145,139	8,698,666
Federal funds sold	3,320	3,320	—	—	3,320
Securities purchased under agreements to resell	700,000	—	—	693,228	693,228
Interest earning deposits with banks	689,876	689,876	—	—	689,876
Cash and due from banks	507,892	507,892	—	—	507,892
Derivative instruments	41,210	—	40,627	583	41,210
Assets held in trust for deferred compensation plan	12,968	12,968	—	—	12,968
Total	$24,814,924	$2,124,293	$7,704,611	$14,704,953	$24,533,857
Financial Liabilities
Non-interest bearing deposits	$6,980,298	$6,980,298	$—	$—	$6,980,298
Savings, interest checking and money market deposits	11,685,239	11,685,239	—	—	11,685,239
Certificates of deposit	1,658,122	—	—	1,663,748	1,663,748
Federal funds purchased	13,170	13,170	—	—	13,170
Securities sold under agreements to repurchase	1,943,219	—	—	1,944,458	1,944,458
Other borrowings	8,702	—	7,751	951	8,702
Derivative instruments	13,421	—	13,328	93	13,421
Liabilities held in trust for deferred compensation plan	12,968	12,968	—	—	12,968
Total	$22,315,139	$18,691,675	$21,079	$3,609,250	$22,322,004

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at September 30, 2019, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2018 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2019	2018		2019	2018
Per Share Data
Net income per common share — basic	$.98	$.99	*	$2.79	$2.83	*
Net income per common share — diluted	.98	.98	*	2.79	2.82	*
Cash dividends on common stock	.260	.224	*	.780	.671	*
Book value per common share				27.58	23.84	*
Market price				60.65	62.88	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	72.48%	69.28%		71.47%	69.07%
Non-interest bearing deposits to total deposits	31.85	33.24		31.86	33.49
Equity to loans (1)	21.88	20.18		21.58	19.76
Equity to deposits	15.86	13.98		15.43	13.65
Equity to total assets	12.41	11.37		12.21	11.17
Return on total assets	1.72	1.81		1.68	1.76
Return on common equity	14.21	16.43		14.11	16.27
(Based on end-of-period data)
Non-interest income to revenue (2)	39.48	37.32		38.13	37.58
Efficiency ratio (3)	56.66	55.73		57.08	55.95
Tier I common risk-based capital ratio				13.76	14.07
Tier I risk-based capital ratio				14.50	14.83
Total risk-based capital ratio				15.33	15.68
Tangible common equity to tangible assets ratio (4)				10.95	10.10
Tier I leverage ratio				11.32	11.38

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

	September 30
(Dollars in thousands)	2019	2018
Total equity	$3,106,014	$2,807,810
Less non-controlling interest	3,414	4,717
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	1,904	2,462
Total tangible common equity (a)	$2,816,991	$2,516,926
Total assets	$25,876,479	$25,062,392
Less goodwill	138,921	138,921
Less core deposit premium	1,904	2,462
Total tangible assets (b)	$25,735,654	$24,921,009
Tangible common equity to tangible assets ratio (a)/(b)	10.95%	10.10%

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2019	2018	% change	2019	2018	% change
Net interest income	$203,512	$207,754	(2.0)%	$618,634	$611,605	1.1%
Provision for loan losses	(10,963)	(9,999)	9.6	(35,232)	(30,438)	15.8
Non-interest income	132,743	123,714	7.3	381,242	368,254	3.5
Investment securities gains (losses), net	4,909	4,306	14.0	3,874	6,641	(41.7)
Non-interest expense	(191,020)	(185,059)	3.2	(572,224)	(549,196)	4.2
Income taxes	(29,101)	(26,647)	9.2	(80,860)	(79,412)	1.8
Non-controlling interest expense	(838)	(1,493)	(43.9)	(1,083)	(3,564)	(69.6)
Net income attributable to Commerce Bancshares, Inc.	109,242	112,576	(3.0)	314,351	323,890	(2.9)
Preferred stock dividends	(2,250)	(2,250)	—	(6,750)	(6,750)	—
Net income available to common shareholders	$106,992	$110,326	(3.0)%	$307,601	$317,140	(3.0)%

For the quarter ended September 30, 2019, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $109.2 million, a decrease of $3.3 million, or 3.0%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.72%, the annualized return on average common equity was 14.21%, and the efficiency ratio was 56.66%. Diluted earnings per common share was $.98 in both the current quarter and in the third quarter of 2018, and increased 2.1% compared to $.96 per share in the second quarter of 2019.

Compared to the third quarter of last year, net interest income decreased $4.2 million this quarter, mainly due to an increase of $11.2 million in interest expense on deposits and borrowings. Additionally, interest income on investment securities decreased $1.2 million, partly offset by growth of $8.8 million in interest income on loans. The provision for loan losses totaled $11.0 million for the current quarter, representing an increase of $964 thousand over the third quarter of 2018. Non-interest income increased $9.0 million, or 7.3%, compared to the third quarter of 2018, mainly due to growth in net bank card fees, trust fees, interest rate swap fees and mortgage banking revenue. Gains on sales of leased assets to customers upon lease termination also contributed to the growth. Net investment securities gains totaled $4.9 million in the current quarter compared to gains of $4.3 million in the same quarter last year. Current quarter gains resulted primarily from proceeds received on the sale of an equity investment and unrealized gains relating to the value of the Company's private equity investments. Non-interest expense increased $6.0 million, or 3.2%, compared to the third quarter of 2018 mainly due to increases in salaries and benefits. Data processing and software and marketing expense also increased this quarter, partly offset by lower deposit insurance and other non-interest expense.

Net income for the first nine months of 2019 was $314.4 million, a decrease of $9.5 million, or 2.9%, from the same period last year. Diluted earnings per common share was $2.79, a decrease of 1.1% compared to $2.82 per share in the same period last year. For the first nine months of 2019, the annualized return on average assets was 1.68%, the annualized return on average common equity was 14.11%, and the efficiency ratio was 57.08%. Net interest income increased $7.0 million, or 1.1%, over the same period last year. This growth was largely due to an increase of $41.8 million in loan interest income, partly offset by a $34.6 million increase in interest expense on deposits and borrowings. The provision for loan losses was $35.2 million for the first nine months of 2019, up $4.8 million over the same period last year. Non-interest income increased $13.0 million, or 3.5%, over the first nine months of last year due to growth in trust fees, cash sweep fees and mortgage banking revenue. Non-interest expense increased $23.0 million, or 4.2%, due to higher salaries and benefits expense of $18.3 million, coupled with increases in data processing and software expense and marketing expense of $5.2 million and $3.0 million, respectively. The increases in non-interest expense were partly offset by a $4.7 million decrease in deposit insurance expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2019 vs. 2018			Nine Months Ended September 30, 2019 vs. 2018
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$3,402	$531	$3,933	$6,367	$12,307	$18,674
Real estate - construction and land	(943)	573	(370)	(2,240)	4,170	1,930
Real estate - business	1,649	558	2,207	4,438	7,135	11,573
Real estate - personal	620	433	1,053	1,696	2,094	3,790
Consumer	(677)	2,031	1,354	(3,485)	6,120	2,635
Revolving home equity	(235)	404	169	(652)	1,869	1,217
Consumer credit card	(337)	820	483	716	1,572	2,288
Overdrafts	—	—	—	—	—	—
Total interest on loans	3,479	5,350	8,829	6,840	35,267	42,107
Loans held for sale	24	(31)	(7)	22	(10)	12
Investment securities:
U.S. government and federal agency securities	(551)	278	(273)	(1,160)	328	(832)
Government-sponsored enterprise obligations	(424)	271	(153)	(2,104)	767	(1,337)
State and municipal obligations	(1,529)	484	(1,045)	(4,580)	1,280	(3,300)
Mortgage-backed securities	1,860	(491)	1,369	8,222	2,093	10,315
Asset-backed securities	(789)	1,247	458	(399)	5,078	4,679
Other securities	505	(2,266)	(1,761)	(8,372)	(2,948)	(11,320)
Total interest on investment securities	(928)	(477)	(1,405)	(8,393)	6,598	(1,795)
Federal funds sold and short-term securities purchased under
agreements to resell	(63)	1	(62)	(392)	17	(375)
Long-term securities purchased under agreements to resell	155	(449)	(294)	155	(903)	(748)
Interest earning deposits with banks	(356)	119	(237)	(237)	1,142	905
Total interest income	2,311	4,513	6,824	(2,005)	42,111	40,106
Interest expense:
Deposits:
Savings	13	1	14	42	(18)	24
Interest checking and money market	(287)	3,268	2,981	(217)	10,936	10,719
Certificates of deposit of less than $100,000	8	898	906	(23)	2,363	2,340
Certificates of deposit of $100,000 and over	1,608	2,033	3,641	2,847	7,405	10,252
Total interest on deposits	1,342	6,200	7,542	2,649	20,686	23,335
Federal funds purchased and securities sold under
agreements to repurchase	1,720	1,531	3,251	3,844	7,016	10,860
Other borrowings	441	—	441	433	(6)	427
Total interest expense	3,503	7,731	11,234	6,926	27,696	34,622
Net interest income, tax equivalent basis	$(1,192)	$(3,218)	$(4,410)	$(8,931)	$14,415	$5,484
Net interest income in the third quarter of 2019 was $203.5 million, a decrease of $4.2 million from the third quarter of 2018. On a tax equivalent (T/E) basis, net interest income totaled $207.0 million in the third quarter of 2019, down $4.4 million from the same period last year and down $8.2 million from the previous quarter. The decrease in net interest income compared to the third quarter of 2018 was mainly due to higher expense on interest bearing deposits and borrowings of $11.2 million, partly offset by higher interest income on loans (T/E) of $8.8 million. The increase in expense on interest bearing deposits and borrowings was a result of an increase in the average rate paid coupled with higher average balances. The increase in interest earned on loans was a result of higher yields on all loan products, especially commercial loans, many of which have variable rates. Total interest income on investment securities (T/E) decreased $1.4 million due to a $2.0 million non-recurring equity investment dividend recorded in the third quarter of 2018 and a decrease of $727 thousand in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS), partly offset by a $1.4 million increase in mortgage-backed securities interest income driven by higher balances of these securities. The Company's net yield on earning assets (T/E) was 3.43% in the current quarter compared to 3.52% in the third quarter of 2018.

Total interest income (T/E) increased $6.8 million over the third quarter of 2018. Interest income on loans (T/E) was $169.5 million during the third quarter of 2019, and increased $8.8 million, or 5.5%, over the same quarter last year. The increase was primarily due to growth of 12 basis points in the average rate earned, supplemented by growth of $393.4 million, or 2.8%, in average loan balances. Most of the increase in interest income occurred in the business, business real estate, personal real estate and consumer loan categories. The largest increase to interest income occurred in business loan interest, which grew $3.9 million due to a five basis point increase in the average rate earned, coupled with higher average balances of $337.2 million, or 6.8%. Business real estate loan interest increased $2.2 million due to an increase of seven basis points in the average rate earned and a $150.4 million, or 5.5%, increase in average balances. Personal real estate loan interest increased $1.1 million due to growth of $64.2 million, or 3.0%, in average balances and an increase of eight basis points in the average rate earned. Interest on consumer loans increased $1.4 million over the same period last year as the average rate increased 42 basis points, but was partly offset by a decline of $60.2 million in average balances.

Interest income on investment securities (T/E) was $60.5 million during the third quarter of 2019, which was a decrease of $1.4 million from the same quarter last year. The decrease in interest income was partly due to the receipt of $2.0 million in dividend income on the equity security mentioned above. In addition, interest income on state & municipal obligations declined $1.0 million due to lower average balances of $203.5 million, partly offset by growth of 16 basis points in the average rate earned, while interest income related to TIPS decreased $727 thousand in the third quarter of 2019 and totaled $1.7 million in the current quarter, compared to $2.5 million in the third quarter of 2018. These decreases were partly offset by higher interest income on mortgage-backed securities, which grew $1.4 million due to an increase of $278.4 million in average balances, partly offset by a four basis point decrease in the average rate earned. Adjustments to premium amortization expense, due to faster prepayment speeds on various mortgage-backed and asset-backed securities, decreased interest income $368 thousand in the current quarter, compared to a $729 thousand increase in the same quarter last year. Interest income on asset-backed securities increased $458 thousand mainly due to growth of 38 basis points in the average rate earned, partly offset by a decline in average balances of $129.4 million. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.7 billion in the third quarter of 2019, compared to $8.9 billion in the third quarter of 2018.

Interest income on long-term securities purchased under agreements to resell decreased $294 thousand from the third quarter of 2018, due to a decrease of 25 basis points in the average rate earned, partly offset by an increase of $27.2 million in average balances invested. Additionally, interest income on balances at the Federal Reserve decreased $237 thousand due to a $72.1 million decrease in the average balance invested, partly offset by a 21 basis point increase in the average rate earned.

The average tax equivalent yield on total interest earning assets was 3.90% in the third quarter of 2019, up from 3.80% in the third quarter of 2018.

Total interest expense increased $11.2 million compared to the third quarter of 2018 due to a $7.5 million increase in interest expense on interest bearing deposits and a $3.7 million increase in interest expense on borrowings. The increase in deposit interest expense resulted mainly from a 23 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $3.0 million mainly due to an increase of 12 basis points in the average rate paid, partly offset by a decline of $430.2 million in average balances. In addition, interest expense on certificates of deposit (CD) of $100,000 and over rose $3.6 million due to a 58 basis point increase in average rates paid coupled with higher average balances of $403.5 million. Interest expense on borrowings increased due to higher rates paid and higher average balances of customer repurchase agreements and overnight federal funds purchased. The overall average rate incurred on all interest bearing liabilities was .73% and .45% in the third quarters of 2019 and 2018, respectively.

Net interest income (T/E) for the first nine months of 2019 was $629.3 million compared to $623.8 million for the same period in 2018. For the first nine months of 2019, the net interest margin was 3.52% compared to 3.51% for the same period in 2018.

Total interest income (T/E) for the first nine months of 2019 increased $40.1 million over the same period last year mainly due to higher interest income on loans. Loan interest income (T/E) rose $42.1 million, or 9.1%, due to a 32 basis point increase in the average rate earned and a $247.0 million increase in total average loan balances. Most of the increase in loan interest occurred in business, business real estate and personal real estate loans, due to higher rates and average balances in these categories. Higher rates on consumer and consumer credit card loans also contributed to the increase in interest income over the prior year. Interest income on investment securities (T/E) declined $1.8 million mainly due to the receipt of $8.9 million in dividend income from a liquidated equity security and the $2.0 million non-recurring equity investment dividend (mentioned previously), both recorded in the prior year. In addition, interest earned on state & municipal securities and government sponsored enterprise obligations declined $3.3 million and $1.3 million, respectively, due to lower average balances, partly offset by higher average rates earned. These decreases were partly offset by $10.3 million in higher interest earned on mortgage-backed securities, which saw growth in both average balances and rates earned, as well as interest income on asset-backed securities, which grew $4.7 million due to higher rates earned. Interest income on balances at the Federal Reserve increased $905 thousand due to a 53 basis point increase in the average rate earned, partially offset by a $17.4 million decrease in the average balance invested.

Total interest expense for the first nine months of 2019 increased $34.6 million compared to the same period last year. Interest expense on interest bearing deposits increased $23.3 million, mainly due to a 23 basis point increase in the overall rate paid. Interest expense on interest checking and money market account balances increased $10.7 million due to a 14 basis point increase in the rates paid. Interest expense on CD's rose $12.6 million due to higher rates paid and growth in jumbo CD average balances. Interest expense on borrowings increased $11.3 million, mainly due to higher rates paid on customer repurchase agreements and overnight federal funds purchased, coupled with growth in average balances. The overall cost of total interest bearing liabilities increased to .69% compared to .40% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2019	2018	% change	2019	2018	% change
Bank card transaction fees	$44,510	$42,427	4.9%	$126,800	$127,095	(.2)%
Trust fees	39,592	37,400	5.9	115,223	110,498	4.3
Deposit account charges and other fees	24,032	23,755	1.2	71,009	70,630.5
Capital market fees	1,787	1,595	12.0	5,610	5,878	(4.6)
Consumer brokerage services	4,030	3,884	3.8	11,665	11,623.4
Loan fees and sales	4,755	3,579	32.9	12,302	9,670	27.2
Other	14,037	11,074	26.8	38,633	32,860	17.6
Total non-interest income	$132,743	$123,714	7.3%	$381,242	$368,254	3.5%
Non-interest income as a % of total revenue*	39.5%	37.3%		38.1%	37.6%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2019	2018	% change	2019	2018	% change
Net debit card fees	$10,490	$9,917	5.8%	$29,605	$29,515.3%
Net credit card fees	3,642	2,580	41.2	10,667	9,177	16.2
Net merchant fees	4,495	5,180	(13.2)	14,249	14,865	(4.1)
Net corporate card fees	25,883	24,750	4.6	72,279	73,538	(1.7)
Total bank card transaction fees	$44,510	$42,427	4.9%	$126,800	$127,095	(.2)%

For the third quarter of 2019, total non-interest income amounted to $132.7 million compared with $123.7 million in the same quarter last year, which was an increase of $9.0 million, or 7.3%. The increase was mainly due to growth in net bank card fees, trust fees, loan fees and sales and interest rate swap fees, as well as gains on the sales of assets. Bank card transaction fees for the current quarter increased $2.1 million over the same period last year, mainly due to growth in net corporate card fees of $1.1 million, net credit card fees of $1.1 million and net debit card fees of $573 thousand, partly offset by a decline in net merchant fees of $685 thousand. The growth in net corporate card fees over the same quarter last year was mainly due to lower rewards expense, while the growth in net credit card fees was mainly due to lower rewards expense and higher interchange income. Net debit card fees grew due to higher interchange income, while net merchant fees declined due to higher network expense. Trust fees for the quarter increased $2.2 million, or 5.9%, over the same quarter last year, resulting mainly from continued growth in private client trust fees, which were up 7.3%. Compared to the same period last year, deposit account fees increased $277 thousand due to growth in corporate cash management fees, partially offset by lower overdraft and deposit account fees. Loan fees and sales increased $1.2 million, or 32.9%, mainly due to higher mortgage banking revenue. Other non-interest income increased $3.0 million this quarter mainly due to gains on the sales of leased assets to customers upon termination and higher interest rate swap fees.

Non-interest income for the first nine months of 2019 was $381.2 million, compared to $368.3 million in the first nine months of 2018, resulting in an increase of $13.0 million, or 3.5%. Bank card fees decreased $295 thousand, or .2%, due to a decline in net corporate card fees of $1.3 million and net merchant fees of $616 thousand. These decreases were partly offset by growth of $1.5 million in net credit card fees. Trust fee income increased $4.7 million, or 4.3%, as a result of growth in private client trust fees. Deposit account fees increased $379 thousand due to growth of $1.5 million in corporate cash management fees, mostly offset by declines of $584 thousand in overdraft and return item fees and $566 thousand in deposit account service charges. Loan fees and sales increased $2.6 million, or 27.2%, due to higher mortgage banking revenue, while capital market fees decreased $268 thousand, or 4.6%. Other non-interest income increased $5.8 million, or 17.6%, mainly due to higher cash sweep commissions and gains on the sales of leased assets, as well as lower losses on sales of fixed assets than in the same period in 2018.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Net gains on sales of available for sale debt securities	$38	$7	$728	$430
Net gains on sales of equity securities	2,865	—	2,865	102
Net gains on sales and fair value adjustments of private equity investments	2,020	4,275	96	12,371
Adjustment for dividend income on a liquidated equity investment	—	—	—	(8,917)
Fair value adjustments on equity securities, net	56	24	318	2,723
Other	(70)	—	(133)	(68)
Total investment securities gains, net	$4,909	$4,306	$3,874	$6,641

Net gains on investment securities, which were recognized in earnings during the three months ended September 30, 2019 and 2018, are shown in the table above. Net securities gains of $4.9 million were reported in the third quarter of 2019, compared to net gains of $4.3 million in the same period last year. The net gains in the third quarter of 2019 were mainly comprised of a gain of $2.9 million on the sale of an equity investment and $2.0 million of net gains in fair value on the Company’s private equity investments. The net gains on investment securities for the same quarter last year mainly resulted from $4.3 million of net gains in fair value on the Company’s holdings of private equity investments.

Net gains on investment securities of $3.9 million were recognized in earnings for the nine months ended September 30, 2019, compared to net gains of $6.6 million for the same period in 2018. Net gains in the first nine months of 2019 were mainly comprised of net gains on the sales of available for sale debt securities and equity securities. Net gains during the first nine months of 2018 resulted from positive fair value adjustments on private equity investments and equity securities, partially offset by the adjustment for dividend income on a liquidated equity security. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $291 thousand during the first nine months of 2019 and $2.5 million during the first nine months of 2018.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2019	2018	% change	2019	2018	% change
Salaries and employee benefits	$123,836	$116,194	6.6%	$366,026	$347,677	5.3%
Net occupancy	12,293	11,631	5.7	34,939	34,333	1.8
Equipment	4,941	4,592	7.6	14,202	13,617	4.3
Supplies and communication	5,106	5,103.1		15,543	15,542	—
Data processing and software	23,457	22,056	6.4	68,965	63,762	8.2
Marketing	6,048	4,999	21.0	17,963	14,946	20.2
Deposit insurance	1,621	3,167	(48.8)	5,024	9,750	(48.5)
Community service	564	580	(2.8)	2,008	1,965	2.2
Other	13,154	16,737	(21.4)	47,554	47,604	(.1)
Total non-interest expense	$191,020	$185,059	3.2%	$572,224	$549,196	4.2%

Non-interest expense for the third quarter of 2019 amounted to $191.0 million, an increase of $6.0 million, or 3.2%, compared to expense of $185.1 million in the third quarter of last year. The increase in expense over the same period last year was primarily due to higher costs for salaries, employee benefits, occupancy, data processing and software, and marketing expense, partly offset by lower deposit insurance expense and other non-interest expense. Salaries expense increased $5.8 million, or 5.8%, driven by growth in full-time salary costs, partly offset by lower incentive compensation expense. Employee benefits expense totaled $18.1 million, reflecting growth of $1.8 million or 11.2%, mainly as a result of higher medical expense. Full-time equivalent employees totaled 4,873 at September 30, 2019, compared to 4,797 at September 30, 2018. Occupancy expense increased $662 thousand and equipment expense increased $349 thousand, both due largely to higher depreciation expense. Data processing and software expense increased $1.4 million, or 6.4%, due to higher costs for service providers and higher bank card processing expense. Marketing costs increased $1.0 million, mainly due to increased marketing efforts for growing and retaining consumer deposit customers and supporting healthcare banking initiatives. Deposit insurance expense decreased $1.5 million, or 48.8%, from the third quarter of last year due to reduced FDIC insurance rates. Other non-interest expense decreased $3.6 million compared to the third quarter of 2018 partly due to lower professional fees and travel and entertainment expense.

For the first nine months of 2019, non-interest expense amounted to $572.2 million, an increase of $23.0 million, or 4.2%, compared to expense of $549.2 million in the same period last year. Salaries and benefits expense increased $18.3 million, or 5.3%, mainly due to higher costs for full-time salaries, contract labor, health care, and payroll taxes, partly offset by lower incentive compensation expense. Net occupancy expense increased $606 thousand, while equipment expense increased $585 thousand. Data processing expense increased $5.2 million, or 8.2%, mostly due to higher costs for service providers and higher bank card processing expense. Marketing expense increased $3.0 million, or 20.2%, mainly due to the initiatives mentioned above, while deposit insurance expense decreased $4.7 million, or 48.5%, as a result of reduced FDIC insurance rates.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	2019	2018
Provision for loan losses	$10,963	$11,806	$9,999	$35,232	$30,438
Net loan charge-offs (recoveries):
Commercial:
Business	335	284	332	1,066	354
Real estate-construction and land	—	(101)	(119)	(117)	(452)
Real estate-business	(44)	(14)	(42)	(95)	(287)
Commercial net loan charge-offs (recoveries)	291	169	171	854	(385)
Personal Banking:
Real estate-personal	(30)	(21)	(153)	50	(191)
Consumer	2,069	1,723	2,091	5,716	6,481
Revolving home equity	119	116	(1)	254	55
Consumer credit card	8,568	9,066	7,340	26,592	23,157
Overdrafts	446	253	351	1,016	1,121
Personal banking net loan charge-offs	11,172	11,137	9,628	33,628	30,623
Total net loan charge-offs	$11,463	$11,306	$9,799	$34,482	$30,238

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	2019	2018
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.03%	.02%	.03%	.03%	.01%
Real estate-construction and land	—	(.04)	(.05)	(.02)	(.06)
Real estate-business	(.01)	—	(.01)	—	(.01)
Commercial net loan charge-offs (recoveries)	.01	.01	.01	.01	(.01)
Personal Banking:
Real estate-personal	(.01)	—	(.03)	—	(.01)
Consumer	.43	.36	.42	.40	.43
Revolving home equity	.13	.13	—	.09	.02
Consumer credit card	4.45	4.75	3.76	4.62	4.06
Overdrafts	19.15	20.76	29.60	22.16	32.51
Personal banking net loan charge-offs	.85	.86	.73	.86	.78
Total annualized net loan charge-offs	.32%	.32%	.28%	.33%	.29%
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

Net loan charge-offs in the third quarter of 2019 amounted to $11.5 million, compared to $11.3 million in the prior quarter and $9.8 million in the third quarter of last year. During the third quarter of 2019, the Company recorded net charge-offs on commercial loans of $291 thousand, compared to net loan charge-offs of $169 thousand in the prior quarter. The increase in commercial net loan charge-offs was primarily driven by a $101 thousand decrease in net recoveries on construction loans this quarter compared to the second quarter of 2019. Additionally, net charge-offs on business loans increased this quarter by $51 thousand. In addition to increases in commercial net loan charge-offs, net charge-offs on consumer loans and overdrafts increased $346 thousand and $193 thousand, respectively, in the third quarter of 2019 compared to the prior quarter. These increases were partially offset by a decrease of $498 thousand in net charge-offs on consumer credit card loans in the third quarter of 2019 compared to the prior quarter. Compared to the same period last year, net loan charge-offs in the third quarter of 2019 increased $1.7 million. The increase in net charge-offs during the third quarter of the current year was driven by $1.2 million higher net charge-offs on consumer credit card loans and $119 thousand in lower net recoveries on construction loans.

For the three months ended September 30, 2019, annualized net charge-offs on average consumer credit card loans totaled 4.45%, compared to 4.75% in the previous quarter and 3.76% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .43%, compared to .36% in the prior quarter and .42% in the same period last year. In the third quarter of 2019, total annualized net loan charge-offs were .32%, unchanged from the previous quarter, and .28% in the same period last year.

In the current quarter, the provision for loan losses totaled $11.0 million, a $843 thousand decrease from the provision of $11.8 million in the prior quarter, and increased $964 thousand compared to the third quarter of 2018. The provision for loan losses in the current quarter was $500 thousand lower than net loan charge-offs, but exceeded net loan charge-offs by $500 thousand in the previous quarter. During the third quarter of 2018, the provision for loan losses totaled $10.0 million and exceeded net loan charge-offs by $200 thousand.

For the nine months ended September 30, 2019, net loan charge-offs totaled $34.5 million, compared to $30.2 million in the same period last year. During the first nine months of 2019, the Company recorded net charge-offs of $854 thousand on commercial loans, compared to net recoveries of $385 thousand in the first nine months of 2018. Additionally, consumer credit card loan net charge-offs increased $3.4 million in the first nine months of 2019 compared to the first nine months of the prior year, but the increase was offset by $765 thousand of lower net charge-offs on consumer loans. The provision expense for the first nine months of 2019 was $35.2 million and exceeded net loan charge-offs for the period by $750 thousand. In the same period last year, the provision for loan losses totaled $30.4 million and exceeded net loan charge-offs by $200 thousand.

At September 30, 2019, the allowance for loan losses amounted to $160.7 million, compared to $159.9 million at December 31, 2018, and was 1.11% and 1.13% of total loans at September 30, 2019 and December 31, 2018, respectively. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2019.

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

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-accrual loans	$11,733	$12,536
Foreclosed real estate	502	1,413
Total non-performing assets	$12,235	$13,949
Non-performing assets as a percentage of total loans	.08%	.10%
Non-performing assets as a percentage of total assets	.05%	.05%
Total loans past due 90 days and still accruing interest	$16,308	$16,658

Non-accrual loans, which are also classified as impaired, totaled $11.7 million at September 30, 2019, a decrease of $803 thousand from the balance at December 31, 2018. The decline occurred mainly in business loans and personal real estate loans which decreased $1.2 million and $214 thousand respectively, partly offset by an increase in business real estate loans of $644 thousand. At September 30, 2019, non-accrual loans were comprised mainly of business (66.1%), personal real estate (13.8%), and business real estate (20.1%) loans. Foreclosed real estate totaled $502 thousand at September 30, 2019, a decrease of $911 thousand when compared to December 31, 2018. Total loans past due 90 days or more and still accruing interest were $16.3 million as of September 30, 2019, a decrease of $350 thousand from December 31, 2018. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $138.0 million at September 30, 2019 compared with $145.7 million at December 31, 2018, resulting in a decrease of $7.6 million, or 5.3%.

(In thousands)	September 30, 2019	December 31, 2018
Potential problem loans:
Business	$74,159	$98,009
Real estate – construction and land	891	1,211
Real estate – business	62,688	44,854
Real estate – personal	273	1,586
Total potential problem loans	$138,011	$145,660

At September 30, 2019, the Company had $81.5 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $56.2 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.4% of total loans outstanding at September 30, 2019. The largest component of construction and land loans was commercial construction, which increased $54.1 million during the nine months ended September 30, 2019. At September 30, 2019, multi-family residential construction loans totaled approximately $196.2 million, or 29.0%, of the commercial construction loan portfolio, compared to $146.6 million, or 23.5%, at December 31, 2018.

(Dollars in thousands)	September 30, 2019	% of Total	% of Total Loans	December 31, 2018	% of Total	% of Total Loans
Residential land and land development	$70,836	7.6%	.5%	$81,740	9.4%	.6%
Residential construction	145,212	15.6	.9	123,369	14.2	.9
Commercial land and land development	43,199	4.6	.3	45,180	5.2	.3
Commercial construction	673,490	72.2	4.7	619,370	71.2	4.4
Total real estate - construction and land loans	$932,737	100.0%	6.4%	$869,659	100.0%	6.2%

Real Estate – Business Loans
Total business real estate loans were $2.8 billion at September 30, 2019 and comprised 19.6% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2019, 36.4% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	September 30, 2019	% of Total	% of Total Loans	December 31, 2018	% of Total	% of Total Loans
Owner-occupied	$1,032,390	36.4%	7.1%	$1,038,589	36.1%	7.3%
Multi-family	332,333	11.7	2.3	408,151	14.2	2.9
Office	305,760	10.8	2.1	356,733	12.4	2.5
Retail	354,754	12.5	2.6	307,915	10.7	2.2
Hotels	217,956	7.7	1.5	209,693	7.3	1.5
Farm	166,063	5.9	1.1	160,935	5.6	1.1
Senior living	136,036	4.8	.9	117,635	4.1	.8
Industrial	132,057	4.7	.9	109,391	3.8	.8
Other	155,797	5.5	1.1	166,746	5.8	1.2
Total real estate - business loans	$2,833,146	100.0%	19.6%	$2,875,788	100.0%	20.3%

Revolving Home Equity Loans
The Company had $349.1 million in revolving home equity loans at September 30, 2019 that were generally collateralized by residential real estate. Most of these loans (92.5%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2019, the outstanding principal of loans with an original LTV higher than 80% was $42.5 million, or 12.2% of the portfolio, compared to $45.1 million as of December 31, 2018. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $1.2 million at September 30, 2019 compared to $1.7 million at December 31, 2018. The weighted average FICO score for the total current portfolio balance is 791. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2019 through 2021, approximately 6.8% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 94% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Outstanding balances for auto loans were $903.3 million and $910.5 million at September 30, 2019 and December 31, 2018, respectively. The balances over 30 days past due amounted to $11.8 million at September 30, 2019 compared to $17.8 million at December 31, 2018, and comprised 1.3% and 2.0% of the outstanding balances of these loans at September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019, $311.2 million of new auto loans were originated, compared to $275.1 million during the first nine months of 2018.  At September 30, 2019, the automobile loan portfolio had a weighted average FICO score of 755.

Outstanding balances for motorcycle loans were $74.5 million at September 30, 2019, compared to $89.4 million at December 31, 2018. The balances over 30 days past due amounted to $1.2 million and $2.1 million at September 30, 2019 and December 31, 2018, respectively, and comprised 1.7% of the outstanding balance of these loans at September 30, 2019, compared to 2.4% at December 31, 2018. During the first nine months of 2019, new motorcycle loan originations totaled $19.8 million compared to $13.1 million during the first nine months of 2018.

The Company's balance of marine and RV loans totaled $38.7 million at September 30, 2019, compared to $50.9 million at December 31, 2018, and the balances over 30 days past due amounted to $1.5 million and $2.5 million at September 30, 2019 and December 31, 2018, respectively. The net charge-offs on marine and RV loans decreased from $293 thousand in the first nine months of 2018 to $216 thousand in the first nine months of 2019.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2019 of $766.7 million in consumer credit card loans outstanding, approximately $152.1 million, or 19.8%, carried a low promotional rate. Within the next six months, $66.5 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $167.2 million at September 30, 2019, as shown in the table below.

(In thousands)	September 30, 2019	December 31, 2018	Unfunded commitments at September 30, 2019
Extraction	$156,531	$114,152	$74,725
Support activities	4,413	8,892	23,473
Downstream distribution and refining	1,253	17,300	23,136
Mid-stream shipping and storage	4,976	3,483	54,619
Total energy lending portfolio	$167,173	$143,827	$175,953

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $983.9 million at September 30, 2019, compared to $830.2 million at December 31, 2018. Additional unfunded commitments at September 30, 2019 totaled $1.3 billion.

Income Taxes
Income tax expense was $29.1 million in the third quarter of 2019, compared to $28.9 million in the second quarter of 2019 and $26.6 million in the third quarter of 2018. The Company's effective tax rate, including the effect of non-controlling interest, was 21.0% in the third quarter of 2019, compared to 21.1% in the second quarter of 2019 and 19.1% in the third quarter of 2018. For the nine months ended September 30, 2019, income tax expense was $80.9 million, compared to $79.4 million for the same period during the previous year, resulting in effective tax rates of 20.5% and 19.7%, respectively.

Financial Condition

Balance Sheet
Total assets of the Company were $25.9 billion at September 30, 2019 and $25.5 billion at December 31, 2018. Earning assets (excluding the allowance for loan losses and fair value adjustments on debt securities) amounted to $24.4 billion at September 30, 2019 and $24.3 billion at December 31, 2018, and consisted of 59% in loans and 36% in investment securities at September 30, 2019.

At September 30, 2019, total loans increased $321.7 million, or 2.3%, compared to balances at December 31, 2018. This increase was mainly due to growth in business loans of $286.8 million. Growth in business loans was mainly the result of increased commercial and industrial lending activities, however, commercial credit card, lease, and tax free loans also grew. During the nine months ended September 30, 2019, personal real estate loans grew $99.6 million, and construction loans grew $63.1 million. These increases were partially offset by decreases of $47.4 million, $42.6 million, and $27.3 million in consumer credit card, business real estate, and revolving home equity loans, respectively. Consumer loans, which includes automobile, marine and RV, fixed rate home equity, and other consumer loans, remained consistent with balances as of December 31, 2018, as growth in patient health care loans was offset by fewer auto loans and the continued run-off of the marine and RV loan portfolio.

Available for sale investment securities, excluding fair value adjustments, decreased $105.6 million at September 30, 2019 compared to December 31, 2018. Purchases of securities during this period totaled $1.3 billion, offset by sales, maturities, and pay downs of $1.4 billion. The largest decreases in outstanding balances occurred in asset-backed securities, state and municipal obligations, and non-agency mortgage-backed securities which decreased $230.6 million, $159.4 million, and $132.8 million, respectively. These decreases were partially offset by an increase in agency mortgage-backed securities of $538.3 million at September 30, 2019 compared to December 31, 2018. At September 30, 2019, the duration of the investment portfolio was 2.6 years, and maturities and pay downs of approximately $1.3 billion are expected to occur during the next 12 months.

Total deposits at September 30, 2019 amounted to $20.3 billion, a decrease of $13.5 million compared to December 31, 2018. The decrease in deposits largely resulted from declines in demand deposits, mainly business demand deposits (decrease of $442.5 million) money market and interest checking accounts (decrease of $344.8 million), but was partly offset by growth in certificates of deposit (increase of $411.1 million) and an increase in other demand deposits related to a customer's pre-funding of a transaction. Savings and investment savings also increased $84.0 million at September 30, 2019 compared to balances at December 31, 2018. The Company’s borrowings totaled $1.9 billion at September 30, 2019, a decrease of $66.4 million from balances at December 31, 2018, due to a decline in customer repurchase agreements which was mostly offset by increases in FHLB borrowings and federal funds purchased.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2019	June 30, 2019	December 31, 2018
Liquid assets:
Available for sale debt securities	$8,660,419	$8,682,303	$8,538,041
Federal funds sold	2,850	—	3,320
Long-term securities purchased under agreements to resell	850,000	700,000	700,000
Balances at the Federal Reserve Bank	344,129	492,318	689,876
Total	$9,857,398	$9,874,621	$9,931,237

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $2.9 million as of September 30, 2019. Long-term resale agreements, maturing through 2023, totaled $850.0 million at September 30, 2019. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $904.0 million in fair value at September 30, 2019. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $344.1 million at September 30, 2019. The fair value of the available for sale debt portfolio was $8.7 billion at September 30, 2019 and included an unrealized net gain in fair value of $163.4 million. The total net unrealized gain included net gains of $92.8 million on mortgage-backed and asset-backed securities, $40.1 million on state and municipal obligations, and $23.3 million on U.S. government and federal agency obligations.

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

(In thousands)	September 30, 2019	June 30, 2019	December 31, 2018
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$50,290	$54,389	$67,675
FHLB borrowings and letters of credit	8,207	8,878	9,974
Securities sold under agreements to repurchase *	1,632,502	2,306,537	2,469,432
Other deposits and swaps	2,257,751	2,301,601	1,784,020
Total pledged securities	3,948,750	4,671,405	4,331,101
Unpledged and available for pledging	3,371,485	2,704,561	2,872,562
Ineligible for pledging	1,340,184	1,306,337	1,334,378
Total available for sale debt securities, at fair value	$8,660,419	$8,682,303	$8,538,041
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2019, such deposits totaled $18.2 billion and represented 89.8% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of

$100,000 and over totaled $1.4 billion at September 30, 2019. These accounts are normally considered more volatile and higher costing and comprised 7.1% of total deposits at September 30, 2019.

(In thousands)	September 30, 2019	June 30, 2019	December 31, 2018
Core deposit base:
Non-interest bearing	$6,816,527	$6,274,838	$6,980,298
Interest checking	1,929,482	1,839,898	2,090,936
Savings and money market	9,494,922	9,612,951	9,594,303
Total	$18,240,931	$17,727,687	$18,665,537

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	September 30, 2019	June 30, 2019	December 31, 2018
Borrowings:
Federal funds purchased	$257,330	$366,590	$13,170
Securities sold under agreements to repurchase	1,383,944	2,027,704	1,943,219
FHLB advances	250,000	—	—
Other debt	7,383	4,510	8,702
Total	$1,898,657	$2,398,804	$1,965,091

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are collateralized by securities in the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.4 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $250.0 million at September 30, 2019. The current advances have fixed interest rates and are short-term, maturing later in 2019.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2019.

	September 30, 2019
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,601,712	$1,276,136	$3,877,848
Advances outstanding	(250,000)	—	(250,000)
Letters of credit issued	(186,608)	—	(186,608)
Available for future advances	$2,165,104	$1,276,136	$3,441,240

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $324.9 million during the first nine months of 2019, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $377.3 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $454.3 million. Growth in the loan portfolio used cash of $357.4 million, while activity in the investment securities portfolio provided cash of $80.6 million from sales, maturities and pay downs (net of purchases). Financing activities used cash of $247.9 million, largely resulting from a net decrease of $315.1 million in federal funds purchased and securities sold under agreements to repurchase, dividend payments of $92.3 million on common and preferred stock, and a new $150.0 million ASR program as mentioned below. Additionally, treasury stock purchases used cash of $120.0 million in the first nine months of 2019. These decreases were partly offset by increases of $180.9 million in deposit balances and $250.0 million in FHLB borrowings. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2019 and December 31, 2018, as shown in the following table.

(Dollars in thousands)	September 30, 2019	December 31, 2018	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$19,477,560	$19,103,966
Tier I common risk-based capital	2,679,477	2,716,232
Tier I risk-based capital	2,824,261	2,861,016
Total risk-based capital	2,986,018	3,022,023
Tier I common risk-based capital ratio	13.76%	14.22%	7.00%	6.50%
Tier I risk-based capital ratio	14.50%	14.98%	8.50%	8.00%
Total risk-based capital ratio	15.33%	15.82%	10.50%	10.00%
Tier I leverage ratio	11.32%	11.52%	4.00%	5.00%
*under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. In August 2019, the Company entered an ASR program totaling $150.0 million and received 1,994,327 shares of its common stock at that time. This transaction is further discussed in Note 8 to the consolidated financial statements.

During the nine months ended September 30, 2019, the Company purchased 4,002,792 shares at an average price of $58.08 in open market purchases, the ASR program activity, and through stock-based compensation transactions. At September 30, 2019, 2,625,581 shares remained available for purchase under the Board authorization. In November 2019, the Board approved the purchase of additional shares, bringing the total shares authorized for purchase to 5,000,000 at November 1, 2019.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.26 per share cash dividend on its common stock each quarter thus far in 2019, which was a 16.1% increase compared to its 2018 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2019 totaled $11.1 billion (including approximately $5.0 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $364.4 million and $20.3 million, respectively, at September 30, 2019. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $1.9 million at September 30, 2019.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first nine months of 2019, purchases and sales of tax credits amounted to $72.5 million and $64.3 million, respectively. Fees from sales of tax credits were $2.7 million for the nine months ended September 30, 2019, compared to $3.0 million in the same period last year. At September 30, 2019, the Company expected to fund outstanding purchase commitments of $53.0 million during the remainder of 2019 and $145.6 million in 2020.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2019 and 2018.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2019
Net interest income	$236,215	$255,781	$35,800	$527,796	$90,838	$618,634
Provision for loan losses	(33,061)	(1,053)	(165)	(34,279)	(953)	(35,232)
Non-interest income	98,840	151,655	135,774	386,269	(5,027)	381,242
Investment securities gains, net	—	—	—	—	3,874	3,874
Non-interest expense	(223,580)	(231,586)	(92,647)	(547,813)	(24,411)	(572,224)
Income before income taxes	$78,414	$174,797	$78,762	$331,973	$64,321	$396,294
Nine Months Ended September 30, 2018
Net interest income	$218,719	$255,790	$35,006	$509,515	$102,090	$611,605
Provision for loan losses	(30,252)	322	32	(29,898)	(540)	(30,438)
Non-interest income	93,729	150,535	128,794	373,058	(4,804)	368,254
Investment securities gains, net	—	—	—	—	6,641	6,641
Non-interest expense	(212,442)	(221,854)	(92,546)	(526,842)	(22,354)	(549,196)
Income before income taxes	$69,754	$184,793	$71,286	$325,833	$81,033	$406,866
Increase (decrease) in income before income taxes:
Amount	$8,660	$(9,996)	$7,476	$6,140	$(16,712)	$(10,572)
Percent	12.4%	(5.4)%	10.5%	1.9%	(20.6)%	(2.6)%

Consumer
For the nine months ended September 30, 2019, income before income taxes for the Consumer segment increased $8.7 million, or 12.4%, compared to the first nine months of 2018. This increase in income before taxes was mainly due to growth in net interest income of $17.5 million, or 8.0%, and non-interest income of $5.1 million, or 5.5%. These increases were partly offset by higher non-interest expense of $11.1 million, or 5.2%, and an increase in the provision for loan losses of $2.8 million, or 9.3%. Net interest income increased due to a $21.3 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and growth of $3.8 million in loan interest income, partly offset by a $7.5 million increase in deposit interest expense. Non-interest income increased mainly due to growth in mortgage banking revenue and net credit card fees (mainly lower rewards expense and higher interchange fees), partly offset by a decline in deposit fees (mainly overdraft and deposit account service fees). Non-interest expense increased over the same period in the previous year due to higher salaries expense, data processing and software expense and allocated servicing and support costs (mainly marketing, bank card, installment loan and teller services), partly offset by a decline in deposit insurance expense. The provision for loan losses totaled $33.1 million, a $2.8 million increase over the first nine months of 2018, which was mainly due to higher consumer credit card loan net charge-offs, partly offset by lower personal loan net charge-offs.

Commercial
For the nine months ended September 30, 2019, income before income taxes for the Commercial segment decreased $10.0 million, or 5.4%, compared to the same period in the previous year. This decrease was mainly due to higher non-interest expense and an increase in the provision for loan losses. These decreases to income were partly offset by higher non-interest income. Net interest income decreased slightly, mainly due to a decrease of $14.1 million in net allocated funding credits and increases in interest expense on deposits and customer repurchase agreements of $12.0 million and $7.5 million, respectively. These decreases to net interest income were mostly offset by a $33.6 million increase in loan interest income. Non-interest income increased $1.1 million, or .7%, over the previous year mainly due to higher deposit account fees (mainly corporate cash management fees), cash sweep commissions and gains on the sales of leased assets to customers upon lease termination. These increases were partly offset by lower net corporate card fees (driven by higher network expense). Non-interest expense increased $9.7 million, or 4.4%, mainly due to increases in salaries expense and allocated support costs (mainly marketing and commercial sales and product support), partly offset by decreases in deposit insurance expense and allocated servicing costs (mainly deposit operations and teller services). The provision for loan losses increased $1.4 million over the same period last year, mainly due to higher net charge-offs on commercial card loans and lower net recoveries on construction loans.

Wealth
Wealth segment pre-tax profitability for the nine months ended September 30, 2019 increased $7.5 million, or 10.5%, over the same period in the previous year. Net interest income increased $794 thousand, or 2.3%, mainly due to a $4.2 million increase in loan interest income, partly offset by a $3.8 million increase in deposit interest expense. Non-interest income increased $7.0 million, or 5.4%, over the prior year largely due to higher private client trust fees and cash sweep commissions. Non-interest expense increased $101 thousand, or .1%, due to higher salaries expense and allocated costs for information technology, partly offset by lower deposit insurance expense and trust losses recorded in the prior year. The provision for loan losses increased $197 thousand over the same period last year, mainly due to higher revolving home equity loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $16.7 million. This decrease was mainly due to lower net interest income of $11.3 million, higher non-interest expense of $2.1 million, and lower investment securities gains of 2.8 million. Unallocated securities gains were $3.9 million in the first nine months of 2019 compared to gains of $6.6 million in 2018. Also, the unallocated loan loss provision increased $413 thousand, as the provision was $750 thousand in excess of charge-offs in the first nine months of 2019, while the provision was $200 thousand in excess of charge-offs during the first nine months of 2018.

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

Financial Instruments ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", known as the current expected credit loss (CECL) model, was issued in June 2016, which has been followed by additional clarifying guidance on specified implementation issues. This new measurement approach requires the calculation of expected life-time credit losses and is applied to financial assets measured at amortized cost, including loans and held-to-maturity securities as well as certain off balance sheet credit exposures such as loan commitments. The standard also changes the impairment model of available for sale debt securities. The new standard requires significant operational changes, especially in data collection and analysis related to the loan portfolio. The ASU is effective for interim and annual periods beginning January 1, 2020.

The Company has partnered with a software vendor to develop and implement a model meeting the requirements of the new standard for the loan portfolio. The Company focused efforts on data collection and model design throughout 2018 and the first two quarters of 2019. During the third quarter of 2019, the Company began executing model runs based on various assumptions and scenarios. Throughout the remainder of 2019, efforts will continue to be focused on model testing, including the impact of various qualitative assumptions, control design, and model validation.

The allowance for loan losses reported on the Company's consolidated balance sheets is expected to be different under the CECL model requirements compared to the incurred loss model currently required. Upon adoption in the first quarter of 2020, a cumulative-effect adjustment for the change in the allowance for credit losses will be recognized in retained earnings. Preliminary results indicate the allowance on the commercial loan portfolio is likely to decrease while the allowance on the personal banking loan portfolio may increase. Because the commercial loan portfolio represents 63% of total loans at September 30, 2019, the change in its allowance is likely to have a more significant impact on the total allowance than the change resulting from the personal loan portfolio. Primary drivers of the preliminary results include the adoption of a forecast based on several economic assumptions, such as unemployment rates between 3.3% and 3.7%, and a stable macroeconomic environment over a one to two year reasonable and supportable forecast period. The model design and methodology does require management judgment. The Company has selected a methodology that uses historical net charge-off rates, adjusted by the impacts of a reasonable and supportable forecast and the impacts of other qualitative factors to determine the expected credit loss. Key assumptions include the application of historical loss rates, prepayment speeds, forecast results of a reasonable and supportable period, the period to revert to historical loss rates, and qualitative factors.

CECL will not materially impact reporting for debt securities as the Company does not own held-to-maturity debt securities within the scope of CECL. Based on results so far, the Company does not expect the adoption of CECL to have an adverse effect on capital or capital ratios. The Company will continue to evaluate the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements. The final adjustment will depend on the composition of the Company's loan portfolios and the current and forecasted economic conditions as of January 1, 2020. Moving beyond the impact of the adoption of CECL, volatility in the allowance for credit losses, and therefore earnings, will likely increase due to changes in the forecast utilized in the CECL model to reflect changes in macroeconomic conditions.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2019 and 2018

	Third Quarter 2019			Third Quarter 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,263,312	$51,071	3.85%	$4,926,063	$47,138	3.80%
Real estate — construction and land	920,206	12,669	5.46	992,045	13,039	5.21
Real estate — business	2,883,379	32,153	4.42	2,732,968	29,946	4.35
Real estate — personal	2,175,156	21,444	3.91	2,110,945	20,391	3.83
Consumer	1,924,434	23,664	4.88	1,984,643	22,310	4.46
Revolving home equity	354,040	4,617	5.17	373,819	4,448	4.72
Consumer credit card	763,377	23,894	12.42	774,512	23,411	11.99
Overdrafts	9,240	—	—	4,704	—	—
Total loans	14,293,144	169,512	4.71	13,899,699	160,683	4.59
Loans held for sale	19,882	308	6.15	18,201	315	6.87
Investment securities:
U.S. government and federal agency obligations	825,544	4,910	2.36	923,557	5,183	2.23
Government-sponsored enterprise obligations	181,929	1,232	2.69	261,938	1,385	2.10
State and municipal obligations(A)	1,172,259	9,290	3.14	1,375,768	10,335	2.98
Mortgage-backed securities	4,712,508	30,947	2.61	4,434,119	29,578	2.65
Asset-backed securities	1,297,685	9,158	2.80	1,427,041	8,700	2.42
Other debt securities	334,218	2,217	2.63	339,952	2,223	2.59
Trading debt securities(A)	29,622	217	2.91	24,490	193	3.13
Equity securities(A)	4,705	423	35.67	4,466	368	32.69
Other securities(A)	134,896	2,106	6.19	120,206	3,940	13.00
Total investment securities	8,693,366	60,500	2.76	8,911,537	61,905	2.76
Federal funds sold and short-term securities
purchased under agreements to resell	1,080	7	2.57	13,042	69	2.10
Long-term securities purchased
under agreements to resell	713,030	3,621	2.01	685,869	3,915	2.26
Interest earning deposits with banks	226,582	1,241	2.17	298,632	1,478	1.96
Total interest earning assets	23,947,084	235,189	3.90	23,826,980	228,365	3.80
Allowance for loan losses	(160,387)			(158,840)
Unrealized gain (loss) on debt securities	152,706			(119,319)
Cash and due from banks	367,005			356,958
Premises and equipment, net	380,198			343,755
Other assets	544,988			446,537
Total assets	$25,231,594			$24,696,071
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$924,581	263.11		$877,347	249.11
Interest checking and money market	10,409,111	9,962.38		10,839,310	6,981.26
Certificates of deposit of less than $100,000	620,138	1,740	1.11	593,936	834.56
Certificates of deposit of $100,000 and over	1,503,805	7,540	1.99	1,100,299	3,899	1.41
Total interest bearing deposits	13,457,635	19,505.58		13,410,892	11,963.35
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,884,939	8,273	1.74	1,499,837	5,022	1.33
Other borrowings	77,248	453	2.33	1,833	12	2.60
Total borrowings	1,962,187	8,726	1.76	1,501,670	5,034	1.33
Total interest bearing liabilities	15,419,822	28,231.73%		14,912,562	16,997.45%
Non-interest bearing deposits	6,290,036			6,677,665
Other liabilities	390,560			296,884
Equity	3,131,176			2,808,960
Total liabilities and equity	$25,231,594			$24,696,071
Net interest margin (T/E)		$206,958			$211,368
Net yield on interest earning assets			3.43%			3.52%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2019 and 2018

	Nine Months 2019			Nine Months 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,164,329	$153,721	3.98%	$4,940,920	$135,047	3.65%
Real estate — construction and land	912,063	38,237	5.61	972,090	36,307	4.99
Real estate — business	2,872,090	97,609	4.54	2,731,156	86,036	4.21
Real estate — personal	2,143,394	63,439	3.96	2,084,179	59,649	3.83
Consumer	1,920,521	68,858	4.79	2,027,145	66,223	4.37
Revolving home equity	362,163	14,036	5.18	381,568	12,819	4.49
Consumer credit card	770,143	70,899	12.31	762,196	68,611	12.04
Overdrafts	6,130	—	—	4,610	—	—
Total loans	14,150,833	506,799	4.79	13,903,864	464,692	4.47
Loans held for sale	19,660	1,003	6.82	19,836	991	6.68
Investment securities:
U.S. government and federal agency obligations	859,354	16,467	2.56	921,157	17,299	2.51
Government-sponsored enterprise obligations	193,574	3,545	2.45	340,065	4,882	1.92
State and municipal obligations(A)	1,225,465	29,075	3.17	1,427,422	32,375	3.03
Mortgage-backed securities	4,563,836	91,673	2.69	4,144,253	81,358	2.62
Asset-backed securities	1,411,085	29,156	2.76	1,434,454	24,477	2.28
Other debt securities	333,758	6,659	2.67	340,666	6,684	2.62
Trading debt securities(A)	28,416	656	3.09	24,195	546	3.02
Equity securities(A)	4,664	1,269	36.38	33,882	11,370	44.87
Other securities(A)	131,813	6,119	6.21	109,991	7,423	9.02
Total investment securities	8,751,965	184,619	2.82	8,776,085	186,414	2.84
Federal funds sold and short-term securities
purchased under agreements to resell	2,479	51	2.75	31,276	426	1.82
Long-term securities purchased
under agreements to resell	704,391	11,066	2.10	695,238	11,814	2.27
Interest earning deposits with banks	291,417	5,113	2.35	308,829	4,208	1.82
Total interest earning assets	23,920,745	708,651	3.96	23,735,128	668,545	3.77
Allowance for loan losses	(160,359)			(158,761)
Unrealized gain (loss) on debt securities	49,335			(95,169)
Cash and due from banks	367,747			359,160
Premises and equipment, net	377,953			343,824
Other assets	501,650			434,325
Total assets	$25,057,071			$24,618,507
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$917,081	757.11		$865,905	733.11
Interest checking and money market	10,603,476	29,324.37		10,809,459	18,605.23
Certificates of deposit of less than $100,000	605,369	4,530	1.00	609,307	2,190.48
Certificates of deposit of $100,000 and over	1,384,106	20,473	1.98	1,123,007	10,221	1.22
Total interest bearing deposits	13,510,032	55,084.55		13,407,678	31,749.32
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,817,082	23,839	1.75	1,466,340	12,979	1.18
Other borrowings	26,883	463	2.30	1,886	36	2.55
Total borrowings	1,843,965	24,302	1.76	1,468,226	13,015	1.19
Total interest bearing liabilities	15,353,997	79,386.69%		14,875,904	44,764.40%
Non-interest bearing deposits	6,316,671			6,749,951
Other liabilities	327,727			241,815
Equity	3,058,676			2,750,837
Total liabilities and equity	$25,057,071			$24,618,507
Net interest margin (T/E)		$629,265			$623,781
Net yield on interest earning assets			3.52%			3.51%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest income sensitivity to movement in interest rates. The Company performs monthly simulations that model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2018 Annual Report on Form 10-K.

The tables below show the effects of gradual shifts in interest rates over a twelve month period on the Company’s net interest income versus the Company's net interest income in a flat rate scenario.  Simulation A presents two rising rate scenarios and a falling rate scenario, and in each scenario, rates are assumed to change evenly over 12 months. In these scenarios, the balance sheet remains flat with the exception of deposit balances, which may fluctuate based on changes in rates. For instance, the Company may experience deposit disintermediation if the spread between market rates and bank deposit rates widens as rates rise.

The sensitivity of deposit balances to changes in rates is particularly difficult to estimate in exceptionally low rate environments. Since the future effects of changes in rates on deposit balances cannot be known with certainty, the Company conservatively models alternate scenarios with greater deposit attrition as rates rise. Simulation B illustrates results from these higher attrition scenarios to provide added perspective on potential effects of higher rates.

The Company utilizes these simulations both for monitoring interest rate risk and for liquidity planning purposes.  While the future effects of rising rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and its effect on the Company’s performance.

Simulation A	September 30, 2019			June 30, 2019
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
200 basis points rising	$10.7	1.35%	$(262.4)	$6.2	.76%	$(247.4)
100 basis points rising	7.3	.92	(138.2)	4.4	.54	(128.1)
100 basis points falling	1.1	.14	148.6	(7.3)	(.89)	132.8

Simulation B	September 30, 2019			June 30, 2019
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
200 basis points rising	$(.1)	(.02)%	$(662.2)	$(6.5)	(.80)%	$(665.1)
100 basis points rising	(2.0)	(.25)	(542.4)	(6.7)	(.82)	(549.7)

Under Simulation A, rising rates push interest income up more quickly than funding costs. This is predominately due to variable rate loans repricing up with market rates while deposit rates only partially reprice higher. In the declining rate scenario, the Company’s interest rate hedges limit the repricing down of variable-rate assets while funding costs move marginally lower, keeping net interest income mostly flat. Lower market rates since the prior quarter make rising rate scenarios look better as deposit rate-sensitivity decreases while the declining rate scenario looks better as lower rates make the hedges more valuable.

In Simulation B, higher levels of deposit attrition reduce income as rates rise because the balance sheet shrinks. In a falling rate environment, there was no difference in deposit assumptions in Simulations A and B, and the overall result was the same. Therefore, the falling rate scenario is only shown in Simulation A.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 — 31, 2019	166,356	$59.53	166,356	656,427
August 1 — 31, 2019	2,279,319	$56.48	2,279,319	2,755,918
September 1 — 30, 2019	130,337	$59.40	130,337	2,625,581
Total	2,576,012	$56.83	2,576,012	2,625,581

The Company's stock purchases shown above were made under authorizations by the Board of Directors. August purchases include 1,994,327 shares purchased under the ASR program discussed in Note 8 to the consolidated financial statements. In November 2019, the Board approved the purchase of additional shares, bringing the total shares authorized for purchase to 5,000,000 shares at November 1, 2019.

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

104 — Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Senior Vice President & Secretary

Date: November 4, 2019

By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
(Chief Accounting Officer)

Date: November 4, 2019