Form 10-K
period 2019-12-31
COMMERCE BANCSHARES INC /MO/
filed 2020-02-25
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________
For the Fiscal Year Ended December 31, 2019
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

Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,067,000,000.
As of February 14, 2020, there were 112,086,942 shares of Registrant’s $5 Par Value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2020 annual meeting of shareholders, which will be filed within 120 days of December 31, 2019, are incorporated by reference into Part III of this Report.

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

Commerce Bancshares, Inc. and its subsidiaries (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2019, the Company had consolidated assets of $26.1 billion, loans of $14.8 billion, deposits of $20.5 billion, and equity of $3.1 billion. The Company’s operations are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company's principal markets, which are served by 164 branch facilities, are located throughout Missouri, Kansas, and central Illinois, as well as Tulsa and Oklahoma City, Oklahoma and Denver, Colorado. Its two largest markets are St. Louis and Kansas City, which serve as central hubs for the Company. The Company also has offices supporting its commercial customers in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, and Grand Rapids, and operates a commercial payments business with sales representatives covering the continental United States of America (“U.S.”).

The Company’s goal is to be the preferred provider of financial services in its communities, based on strong customer relationships built through providing top quality service with a strong risk management culture, and employing a strong balance sheet with exceptional capital levels. The Company operates under a super-community banking format which incorporates large bank product offerings coupled with deep local market knowledge, augmented by experienced, centralized support in select, critical areas. The Company’s focus on local markets is supported by an experienced team of bankers assigned to each market coupled with industry specialists. The Company also uses regional advisory boards, comprised of local business persons, professionals and other community representatives, who assist the Company in responding to local banking needs. In addition to this local market, community-based focus, the Company offers sophisticated financial products usually only available at much larger financial institutions.

The markets the Bank serves are mainly located in the lower Midwest, which provides natural sites for production and distribution facilities and serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, technology, financial services, aircraft and general manufacturing, health care, numerous service industries, and food and agricultural production. The real estate lending operations of the Bank are predominantly centered in its lower Midwestern markets. Historically, these markets have tended to be less volatile than in other parts of the country. Management believes the diversity and nature of the Bank’s markets has a mitigating effect on real estate loan losses in these markets.

From time to time, the Company evaluates the potential acquisition of various financial institutions. In addition, the Company regularly considers the purchase and disposition of real estate assets and branch locations. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and either possess significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has not completed any bank acquisitions since 2013.

Employees
The Company employed 4,576 persons on a full-time basis and 259 persons on a part-time basis at December 31, 2019. The Company provides a comprehensive array of flexible benefit programs to its employees with a focus on financial and physical wellness. The Company's financial benefits package includes a company-matching 401(k) savings plan, a 529 college savings plan, and employee educational and adoption assistance programs. The Company's health and wellness package includes health, dental, vision, life and various other insurances, as well as a wellness program that incentivizes employees to live a healthy and balanced lifestyle. The Company has developed several training and development programs designed to challenge and develop the management and leadership skills of employees, promote collaboration amongst various internal departments and geographic locations, and share best-practices to meet the needs of customers and communities. The Company has also developed numerous training courses targeted to develop interpersonal and technical skills, as well as, to provide training on new banking regulations. None of the Company's employees are represented by collective bargaining agreements.

Competition
The Company operates in the highly competitive environment of financial services. The Company regularly faces competition from banks, savings and loan associations, credit unions, brokerage companies, mortgage companies, insurance companies, trust companies, credit card companies, private equity firms, leasing companies, securities brokers and dealers, financial technology companies, e-commerce companies, mutual fund companies, and other companies providing financial services. Some of these competitors are not subject to the same regulatory restrictions as domestic banks and bank holding companies. Some other competitors are significantly larger than the Company, and therefore have greater economies of scale, greater financial resources, higher lending limits, and may offer products and services that the Company does not provide. The Company competes by providing a broad offering of products and services to support the needs of customers, matched with a strong commitment to customer service. The Company also competes based on quality, innovation, convenience, reputation, industry knowledge, and price. In its two largest markets, the Company has approximately 12% of the deposit market share in Kansas City and approximately 8% of the deposit market share in St. Louis.

Operating Segments
The Company is managed in three operating segments: Commercial, Consumer, and Wealth. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, leasing, and international services, as well as business and government deposit, investment, and cash management services. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, and consumer debit and credit bank card activities. The Wealth segment provides traditional trust and estate planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. In 2019, the Commercial, Consumer and Wealth segments contributed 52%, 24% and 24% of total segment pre-tax income, respectively. See the section captioned "Operating Segments" in Item 7, Management's Discussion and Analysis, of this report and Note 13 to the consolidated financial statements for additional discussion on operating segments.

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

Deposit Insurance
Substantially all of the deposits held by the Bank are insured up to applicable limits (generally $250,000 per depositor for each account ownership category) by the FDIC's Deposit Insurance Fund (DIF) and are subject to deposit insurance assessments to maintain the DIF. In 2011, the FDIC released a final rule to implement provisions of the Dodd-Frank Act that affect deposit insurance assessments. Among other things, the Dodd-Frank Act raised the minimum designated reserve ratio from 1.15% to 1.35% of estimated insured deposits, removed the upper limit of the designated reserve ratio, required that the designated reserve ratio reach 1.35% by September 30, 2020, and required the FDIC to offset the effect of increasing the minimum designated reserve ratio on depository institutions with total assets of less than $10 billion. The Dodd-Frank Act provided the FDIC flexibility in the implementation of the increase in the designated reserve ratio and also required that the FDIC redefine the assessment base to average consolidated assets minus average tangible equity.

On June 30, 2016, the DIF rose above 1.15%, resulting in a reduction of the initial assessment rate for all banks and implementing a 4.5 basis point surcharge on insured depository institutions with total consolidated assets of $10 billion or more. Effective October 1, 2018, this surcharge was eliminated as the DIF reached its required level of 1.35% of estimated insured deposits. This had the effect of reducing the Company’s insurance costs by $1.5 million in the fourth quarter of 2018. The Company's deposit insurance expense was $6.7 million in 2019 and $11.5 million in 2018.

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

A new comprehensive capital framework was established by the Basel Committee on Banking Supervision, which was effective for large and internationally active U.S. banks and bank holding companies on January 1, 2015. A key goal of the new framework, known as "Basel III," was to strengthen the capital resources of banking organizations during normal and challenging business environments. Basel III increased minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, stock repurchases and executive compensation. The rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. At December 31, 2019, the Company's capital ratios are well in excess of those minimum ratios required by Basel III.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as well-capitalized (under the Basel III rules mentioned above) if it has a Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least

6.5%, a total capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized,” or “undercapitalized,” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan. The Bank has consistently maintained regulatory capital ratios above the “well-capitalized” standards.

Stress Testing
As required by the Dodd-Frank Act, the Company performed stress tests as specified by the Federal Reserve requirement and published results beginning in 2014 through 2017. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted, which eliminated the required stress testing under the Dodd-Frank Act for banks with consolidated assets of less than $250 billion. The Company continues to perform periodic stress-testing based on its own internal criteria.

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

Available Information
The Company’s principal offices are located at 1000 Walnut Street, Kansas City, Missouri (telephone number 816-234-2000). The Company makes available free of charge, through its website at www.commercebank.com, reports filed with the Securities and Exchange Commission as soon as reasonably practicable after the electronic filing. Additionally, a copy of our electronically filed materials can be found at www.sec.gov. These filings include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.

Statistical Disclosure
The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	21, 54-57
II.	Investment Portfolio	37-39, 80-84
III.	Loan Portfolio
	Types of Loans	27
	Maturities and Sensitivities of Loans to Changes in Interest Rates	27-28
	Risk Elements	33-37
IV.	Summary of Loan Loss Experience	30-33
V.	Deposits	54, 88
VI.	Return on Equity and Assets	17
VII.	Short-Term Borrowings	88

Item 1a.	RISK FACTORS
Making or continuing an investment in securities issued by the Company, including its common and preferred stock, involves certain risks that you should carefully consider. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Commerce Bancshares, Inc.

Difficult market conditions may affect the Company’s industry.
The concentration of the Company’s banking business in the United States particularly exposes it to downturns in the U.S. economy. While current economic conditions are favorable, there remain risks in that environment.
In particular, the Company may face the following risks in connection with market conditions:

•
In 2019, the United States economy entered the longest expansion in its history. Despite some weakness in consumer confidence in late 2019, the expansion keeps progressing, seemingly boosted by tax reform in 2018 and a lower interest rate environment. Unemployment levels remain low and the stock market has performed well in 2019 and early 2020.

•
The U.S. economy is affected by global events and conditions, including U.S. trade disputes and renewed trade agreements with various countries. Although the Company does not directly hold foreign debt or have significant activities with foreign customers, the global economy, the strength of the U.S. dollar, international trade conditions, and oil prices may ultimately affect interest rates, business import/export activity, capital expenditures by businesses, and investor confidence. Unfavorable changes in these factors may result in declines in consumer credit usage, adverse changes in payment patterns, reduced loan demand, and higher loan delinquencies and default rates. These could impact the Company’s future loan losses and provision for loan losses, as a significant part of the Company’s business includes consumer and credit card lending.

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

The Company is subject to extensive government regulation and supervision.
As part of the financial services industry, the Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 61% of total revenue for the year ended December 31, 2019. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues, and costs for earning assets and liabilities, and could significantly impact the Company’s net interest income.

After raising rates four times in 2018, the Federal Reserve Board lowered the benchmark interest rate three times during 2019 for a total of 75 basis points. Future economic conditions or other factors could shift monetary policy resulting in increases or additional decreases in the benchmark rate. Furthermore, changes in interest rates could result in unanticipated changes to customer deposit balances and funding costs and affect the Company’s source of funds for future loan growth.

The impact of the phase-out of LIBOR is uncertain.
In 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that LIBOR would likely be discontinued at the end of 2021 as panel banks would no longer be required to submit estimates that are used to construct LIBOR. U.S. regulatory authorities have voiced similar support for phasing out LIBOR. The Company has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The impact of alternatives to LIBOR on the valuations, pricing and operation of the Company's financial instruments is not yet known. The Company is coordinating with industry groups to identify an appropriate replacement rate for contracts expiring after 2021, as well as preparing for this transition as it relates to new and existing contracts and customers. The Company has established a LIBOR Transition Program, which is lead by the LIBOR Transition Steering Committee (Committee) whose purpose is to guide the overall transition process for the Company. The Committee is an internal, cross-functional team with representatives from all relevant business lines, support functions and legal counsel. An initial LIBOR impact and risk assessment has been performed, which identified the associated risks across products, systems, models, and processes. The Committee is assessing the results of the assessment and developing and prioritizing actions. Additionally, LIBOR fallback language has been included in key loan provisions of new and renewed loans in preparation for transition from LIBOR to the new benchmark rate when such transition occurs.

The Company may be adversely affected if the interest rates currently tied to LIBOR on the Company's loans, derivatives, and other financial instruments are not able to be transitioned to an alternative rate. Furthermore, the Company may be faced with disputes or litigation with counterparties regarding interpretation and enforcement of fallback language in new and renewed loans as the transition to a new benchmark rate continues to evolve.

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
The Company generally invests in securities issued by municipal entities, government-backed agencies or privately issued securities, with collateral that are highly rated and evaluated at the time of purchase, however, these securities are subject to changes in market value due to changing interest rates and implied credit spreads. While the Company maintains prudent risk management practices over bonds issued by municipalities, credit deterioration in these bonds could occur and result in losses. Certain mortgage and asset-backed securities (which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets) may decline in value due to actual or expected deterioration in the underlying collateral. Under accounting rules, when the impairment is due to declining expected cash flows, some portion of the impairment, depending on the Company’s intent to sell and the likelihood of being required to sell before recovery, must be recognized in current earnings. This could result in significant losses.

The allowance for credit losses may be insufficient or future credit losses could increase.
The allowance for loan losses at December 31, 2019 reflects management's best estimate of probable loan losses that have been incurred within the existing loan portfolio as of the balance sheet date. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for probable loan losses at December 31, 2019.
In 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which became effective January 1, 2020 and was adopted by the Company at that time. This new standard significantly altered the way the allowance for credit losses is determined. The new standard utilizes a life of loan loss concept and required significant operational changes, especially in data collection and analysis. The level of the allowance will be based on management’s methodology that utilizes historical net charge-off rates, and adjusts for the impacts in the reasonable and supportable forecast and other qualitative factors. Key assumptions include the application of historical loss rates, prepayment speeds, forecast results of a reasonable and supportable period, the period to revert to historical loss rates, and qualitative factors. Although credit losses have been stable during the past several years, an unforeseen deterioration of financial market conditions could result in larger credit losses, which may negatively affect the Company's results of operations and could significantly increase its allowance for credit losses. The Company’s allowance level is subject to review by regulatory agencies, and that review could also result in adjustments to the allowance for credit losses. Additionally, the Company's provision for credit losses may be more volatile in the future under the new standard, due to macroeconomic variables that influence the Company's loss estimates, and the volatility in credit losses may be material to the Company's earnings.

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
The Company relies heavily on communications and information systems to conduct its business, and as part of its business, the Company maintains significant amounts of data about its customers and the products they use. Information security risks continue to increase due to new technologies, the increasing use of the Internet and telecommunication technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, and others. The Company makes significant investments in various technology to identify and prevent intrusions into its information system. The Company also has policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of its information systems, offers ongoing training to employees, hosts tabletop exercises to test response readiness, and performs regular audits using both internal and outside resources. However, there can be no assurances that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks or other operational disruptions could overwhelm Company websites and prevent the Company from adequately serving customers. Should any of the Company's systems become compromised or customer information be obtained by unauthorized parties, the reputation of the Company could be damaged, relationships with existing customers may be impaired, and the Company could be subject to lawsuits, all of which could result in lost business and have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s operations rely on certain external vendors.
The Company relies on third-party vendors to provide products and services necessary to maintain day-to-day operations. For example, the Company outsources a portion of its information systems, communication, data management, and transaction processing to third parties. Accordingly, the Company is exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus. Such failure to perform could be disruptive to the Company’s operations, which could have a materially adverse impact on its business, financial condition and results of operations. These third parties are also sources of risk associated with operational errors, system interruptions or breaches and unauthorized disclosure of confidential information. If the vendors encounter any of these issues, the Company could be exposed to disruption of service, damage to reputation and litigation. Because the Company is an issuer of both debit and credit cards, it is periodically exposed to losses related to security breaches which occur at retailers that are unaffiliated with the Company (e.g., customer card data being compromised at retail stores). These losses include, but are not limited to, costs and expenses for card reissuance as well as losses resulting from fraudulent card transactions.

The Company continually encounters technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the entrance of financial technology companies offering new financial service products. The Company regularly upgrades or replaces technological systems to increase efficiency, enhance product and service capabilities, eliminate risks of end-of-lifecycle products, reduce costs, and better serve our customers. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may encounter significant problems and may not be able to effectively implement new technology-driven products and services and may not be successful in marketing the new products and services to its customers. These problems might include significant time delays, cost overruns, loss of key people, and technological system failures. Failure to successfully keep pace with technological change affecting the financial services industry or failure to successfully complete the replacement of technological systems could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company plans to convert its core customer and deposit systems during 2020 and may encounter significant adverse developments.
The Company will replace its core customer and deposit systems and other ancillary systems (collectively referred to as core system). The core system is used to track customer relationships and deposit accounts. The core system is integrated with channel applications that are used to service customer requests by bank personnel or directly by customers (such as online banking and mobile applications). The new core system will provide a new platform based on current technology and will enable the Company to integrate other systems more efficiently, and is a significant improvement compared to our current core system. However, changing the core system will subject the Company to operational risks during and after the conversion, including disruptions to our technology systems, which may adversely impact our customers. We have plans, policies and procedures designed to prevent or limit the risks of a failure during or after the conversion of our core system. However, there can be no assurance that any such adverse development will not occur or, if they do occur, that they will be timely and adequately remediated. The ultimate impact of any adverse development could damage our reputation, result in a loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and possibly financial liability, any of which could have a material effect on the Company’s business, financial condition, and results of operations.

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
The main offices of the Company are located in Kansas City and St. Louis, Missouri. The Company owns its main offices and leases unoccupied premises to the public. The larger office buildings include:

Building	Net rentable square footage	% occupied in total	% occupied by Bank
1000 Walnut Kansas City, MO	391,000	97%	52%
922 Walnut Kansas City, MO	256,000	95	93
811 Main Kansas City, MO	237,000	100	100
8000 Forsyth Clayton, MO	178,000	100	100

The Company has an additional 159 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased.

Item 3.	LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 21, Commitments, Contingencies and Guarantees on page 121.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Information about the Company's Executive Officers
The following are the executive officers of the Company as of February 25, 2020, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Kevin G. Barth, 59
Executive Vice President of the Company since April 2005, and Community President and Chief Executive Officer of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.

Jeffrey M. Burik, 61	Senior Vice President of the Company since February 2013. Executive Vice President of Commerce Bank since November 2007.

Daniel D. Callahan, 63	Executive Vice President and Chief Credit Officer of the Company since December 2010 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since May 2003.

Sara E. Foster, 59
Executive Vice President of the Company since February 2012 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since January 2016 and Senior Vice President of Commerce Bank prior thereto.

John K. Handy, 56
Executive Vice President of the Company since January 2018 and Senior Vice President of the Company prior thereto. Community President and Chief Executive Officer of Commerce Bank since January 2018 and Senior Vice President of Commerce Bank prior thereto.

Robert S. Holmes, 56
Executive Vice President of the Company since April 2015, and Community President and Chief Executive Officer of Commerce Bank since January 2016. Prior to his employment with Commerce Bank in March 2015, he was employed at a Midwest regional bank where he served as managing director and head of Regional Banking.

Patricia R. Kellerhals, 62	Senior Vice President of the Company since February 2016 and Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since 2005.

David W. Kemper, 69
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

John W. Kemper, 42
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

Charles G. Kim, 59
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Douglas D. Neff, 51	Senior Vice President of the Company since January 2019 and Chairman and Chief Executive Officer of Commerce Bank Southwest Region since 2013.

Paula S. Petersen, 53	Senior Vice President of the Company since July 2016 and Executive Vice President of Commerce Bank since March 2012.

David L. Roller, 49	Senior Vice President of the Company since July 2016 and Senior Vice President of Commerce Bank since September 2010.

Paul A. Steiner, 48	Controller of the Company since April 2019. He is also Controller of the Company's subsidiary bank, Commerce Bank. Assistant Controller and Director of Tax of the Company prior thereto.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data
Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 3,557 common shareholders of record as of December 31, 2019. Certain of the Company's shares are held in "nominee" or "street" name and the number of beneficial owners of such shares is approximately 92,000.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2014 with dividends invested on a cumulative total shareholder return basis.

	2014	2015	2016	2017	2018	2019
Commerce (CBSH)	100.00	104.77	152.23	156.84	168.70	217.13
NASDAQ OMX Global-Bank	100.00	102.21	129.34	153.13	128.02	175.61
S&P 500	100.00	101.37	113.46	138.22	132.15	173.74

The Company has a long history of paying dividends. 2019 marked the 51st consecutive year of growth in our regular common dividend, and the Company has also issued an annual 5% common stock dividend for the past 26 years. However, payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Board of Directors makes the dividend determination quarterly.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1—31, 2019	92,536	$64.05	92,536	2,533,045
November 1—30, 2019	103,858	$66.31	103,858	4,901,886
December 1—31, 2019	470,928	$84.13	470,928	4,430,958
Total	667,322	$78.57	667,322	4,430,958

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. December purchases include 438,009 shares purchased under the accelerated share repurchase ("ASR") program discussed in Note 14 to the consolidated financial statements. Under the most recent authorization in November 2019 of 5,000,000 shares, 4,430,958 shares remained available for purchase at December 31, 2019.

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
Overview
The Company operates as a super-community bank and offers a broad range of financial products to consumer and commercial customers, delivered with a focus on high-quality, personalized service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from 316 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado and commercial offices throughout the nation's midsection. A variety of delivery platforms are utilized, including an extensive network of branches and ATM machines, full-featured online banking, a mobile application, and a centralized contact center.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•
Net income and earnings per share — Net income attributable to Commerce Bancshares, Inc. was $421.2 million, a decrease of 2.8% compared to the previous year. The return on average assets was 1.67% in 2019, and the return on average common equity was 14.06%. Diluted earnings per share decreased 0.6% in 2019 compared to 2018.

•
Total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2019 increased $20.8 million, or 1.6% over 2018, driven by growth in non-interest income of $23.4 million. Growth in non-interest income resulted principally from an increase in trust fees and a one-time gain of $11.5 million resulting from the sale of our corporate trust business.

•	Non-interest expense — Total non-interest expense increased 4.0% this year compared to 2018, mainly due to higher expense for salaries and benefits.

•
Asset quality — Net loan charge-offs totaled $49.7 million in 2019, an increase of $7.4 million over those recorded in 2018, and averaged .35% of loans compared to .30% in the previous year. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $10.6 million at December 31, 2019, compared to $13.9 million at December 31, 2018, and represented .07% of loans outstanding at December 31, 2019.

•
Shareholder return — During 2019, the Company paid cash dividends of $.99 per share on its common stock, representing an increase of 16.1% over the previous year, and paid dividends of 6% on its preferred stock. In 2019, the Company issued its 26th consecutive annual 5% common stock dividend, and in January 2020, the Company's Board of Directors authorized an increase of 8.9% in the common cash dividend. The Company purchased 4,670,114 shares of treasury stock in 2019. Total shareholder return, including the change in stock price and dividend reinvestment, was 16.8%, 13.7%, and 9.6% over the past 5, 10, and 15 years, respectively.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

	2019	2018	2017	2016	2015
(Based on average balances)
Return on total assets	1.67%	1.76%	1.28%	1.12%	1.11%
Return on common equity	14.06	16.16	12.46	11.33	11.43
Equity to total assets	12.20	11.24	10.53	10.16	10.00
Loans to deposits (1)	71.54	69.27	66.18	63.71	61.44
Non-interest bearing deposits to total deposits	32.03	33.43	34.85	34.67	35.12
Net yield on interest earning assets (tax equivalent basis)	3.48	3.53	3.20	3.04	2.94
(Based on end of period data)
Non-interest income to revenue (2)	38.98	37.83	39.88	41.09	41.40
Efficiency ratio (3)	56.87	55.58	62.18	61.04	61.42
Tier I common risk-based capital ratio (4)	13.93	14.22	12.65	11.62	11.52
Tier I risk-based capital ratio (4)	14.66	14.98	13.41	12.38	12.33
Total risk-based capital ratio (4)	15.48	15.82	14.35	13.32	13.28
Tier I leverage ratio (4)	11.38	11.52	10.39	9.55	9.23
Tangible common equity to tangible assets ratio (5)	10.99	10.45	9.84	8.66	8.48
Common cash dividend payout ratio	27.52	23.61	29.52	32.69	33.35

(1)	Includes loans held for sale.

(2)	Revenue includes net interest income and non-interest income.

(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

(4)	Risk-based capital information was prepared under Basel III requirements, which were effective January 1, 2015.

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

(Dollars in thousands)	2019	2018	2017	2016	2015
Total equity	$3,138,472	$2,937,149	$2,718,184	$2,501,132	$2,367,418
Less non-controlling interest	3,788	5,851	1,624	5,349	5,428
Less preferred stock	144,784	144,784	144,784	144,784	144,784
Less goodwill	138,921	138,921	138,921	138,921	138,921
Less core deposit premium	1,785	2,316	2,965	3,841	5,031
Total tangible common equity (a)	$2,849,194	$2,645,277	$2,429,890	$2,208,237	$2,073,254
Total assets	$26,065,789	$25,463,842	$24,833,415	$25,641,424	$24,604,962
Less goodwill	138,921	138,921	138,921	138,921	138,921
Less core deposit premium	1,785	2,316	2,965	3,841	5,031
Total tangible assets (b)	$25,925,083	$25,322,605	$24,691,529	$25,498,662	$24,461,010
Tangible common equity to tangible assets ratio (a)/(b)	10.99%	10.45%	9.84%	8.66%	8.48%

Selected Financial Data

(In thousands, except per share data)	2019	2018	2017	2016	2015
Net interest income	$821,293	$823,825	$733,679	$680,049	$634,320
Provision for loan losses	50,438	42,694	45,244	36,318	28,727
Non-interest income	524,703	501,341	461,263	446,556	422,444
Investment securities gains (losses), net	3,626	(488)	25,051	(53)	6,320
Non-interest expense	767,398	737,821	744,343	689,229	650,792
Net income attributable to Commerce Bancshares, Inc.	421,231	433,542	319,383	275,391	263,730
Net income available to common shareholders	412,231	424,542	310,383	266,391	254,730
Net income per common share-basic*	3.59	3.61	2.63	2.26	2.11
Net income per common share-diluted*	3.58	3.60	2.62	2.26	2.10
Cash dividends on common stock	113,466	100,238	91,619	87,070	84,961
Cash dividends per common share*	.990	.853	.777	.740	.705
Market price per common share*	67.94	53.69	50.65	49.94	35.00
Book value per common share*	26.70	23.93	21.89	20.06	18.81
Common shares outstanding*	112,132	116,685	117,543	117,454	118,179
Total assets	26,065,789	25,463,842	24,833,415	25,641,424	24,604,962
Loans, including held for sale	14,751,626	14,160,992	14,005,072	13,427,192	12,444,299
Investment securities	8,741,888	8,698,666	8,893,307	9,770,986	9,901,680
Deposits	20,520,415	20,323,659	20,425,446	21,101,095	19,978,853
Long-term debt	2,418	8,702	1,758	102,049	103,818
Equity	3,138,472	2,937,149	2,718,184	2,501,132	2,367,418
Non-performing assets	10,585	13,949	12,664	14,649	29,394

*	Restated for the 5% stock dividend distributed in December 2019.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2019	2018	2017	'19-'18	'18-'17	'19-'18	'18-'17
Net interest income	$821,293	$823,825	$733,679	$(2,532)	$90,146	(.3)%	12.3%
Provision for loan losses	(50,438)	(42,694)	(45,244)	7,744	(2,550)	18.1	(5.6)
Non-interest income	524,703	501,341	461,263	23,362	40,078	4.7	8.7
Investment securities gains (losses), net	3,626	(488)	25,051	4,114	(25,539)	N.M.	N.M.
Non-interest expense	(767,398)	(737,821)	(744,343)	29,577	(6,522)	4.0	(.9)
Income taxes	(109,074)	(105,949)	(110,506)	3,125	(4,557)	2.9	(4.1)
Non-controlling interest expense	(1,481)	(4,672)	(517)	(3,191)	4,155	(68.3)	N.M.
Net income attributable to Commerce Bancshares, Inc.	421,231	433,542	319,383	(12,311)	114,159	(2.8)	35.7
Preferred stock dividends	(9,000)	(9,000)	(9,000)	—	—	N.M.	N.M.
Net income available to common shareholders	$412,231	$424,542	$310,383	$(12,311)	$114,159	(2.9)%	36.8%
N.M. - Not meaningful.

Net income attributable to Commerce Bancshares, Inc. (net income) for 2019 was $421.2 million, a decrease of $12.3 million, or 2.8%, compared to $433.5 million in 2018. Diluted income per common share was $3.58 in 2019, compared to $3.60 in 2018. The decline in net income resulted from a decrease of $2.5 million in net interest income, as well as increases of $29.6 million in non-interest expense, $7.7 million in the provision for loan losses and $3.1 million in income taxes. These decreases in net income were partly offset by increases of $23.4 million in non-interest income and $4.1 million in investment securities gains, coupled with a decrease of $3.2 million in non-controlling interest expense. The return on average assets was 1.67% in 2019 compared to 1.76% in 2018, and the return on average common equity was 14.06% in 2019 compared to 16.16% in 2018. At December 31, 2019, the ratio of tangible common equity to assets increased to 10.99%, compared to 10.45% at year end 2018.

During 2019, net interest income declined mainly due to an increase of $38.0 million in interest expense on interest-bearing deposits and borrowings, largely due to higher rates paid, while lower average balances on investment securities also resulted in lower interest income this year. These decreases in interest income were partly offset by growth of $38.3 million in interest earned on loans, resulting from higher loan yields and average balances.  Total rates earned on average earning assets grew 10 basis points this year, while funding costs for deposits and borrowings increased 23 basis points.  The provision for loan losses totaled $50.4 million, an increase of $7.7 million over the previous year and exceeded net loan charge-offs by $750 thousand. Net loan charge-offs increased $7.4 million in 2019 compared to 2018, mainly due to higher credit card and business loan net charge-offs. The increase in business loan net charge-offs was primarily the result of a loan charge-off related to a single leasing customer.

Non-interest income grew 4.7% in 2019, mainly due to growth in trust fees, loan fees and sales, and gains on sales of assets.  Net investment securities gains of $3.6 million were recorded in 2019 and were mainly comprised of net gains realized on sales of equity investments. Non-interest expense grew $29.6 million in 2019 compared to 2018, largely due to higher salaries and benefits and data processing and software expense, which increased $24.7 million and $6.9 million, respectively.

Net income attributable to Commerce Bancshares, Inc. for 2018 was $433.5 million, an increase of $114.2 million, or 35.7%, compared to $319.4 million in 2017. Diluted income per common share increased 37.0% to $3.60 in 2018, compared to $2.62 in 2017. The growth in net income resulted from increases of $90.1 million in net interest income and $40.1 million in non-interest income, as well as decreases of $6.5 million in non-interest expense, $4.6 million in income tax expense and $2.6 million in the provision for loan losses. These increases in net income were partly offset by a $25.5 million decrease in investment securities gains. The return on average assets was 1.76% in 2018 compared to 1.28% in 2017, and the return on average common equity was 16.16% in 2018 compared to 12.46% in 2017. At December 31, 2018, the ratio of tangible common equity to assets increased to 10.45%, compared to 9.84% at year end 2017.

As compared to 2017, the increase in net interest income in 2018 resulted mainly from increased rates on the Company’s loan and investment portfolios, partially offset by higher rates paid on interest-bearing deposits and borrowings.  Total rates earned on average earning assets grew 44 basis points in 2018, while funding costs for deposits and borrowings increased 15 basis points.  Non-interest income grew 8.7% in 2018, primarily from growth in bank card, trust and deposit fee income.  Investment securities net losses in 2018 were mainly comprised of net losses on sales of available for sale debt securities of $9.7 million and an $8.9 million adjustment to recognize dividend income on a liquidated equity security. These losses were offset by realized and unrealized net gains on the Company’s portfolio of private equity securities of $13.8 million, as well as gains of $4.3 million on sales and fair value adjustments on equity securities.  Additionally, net securities gains in 2017 included a gain of $32.0 million on the appreciation of securities donated to a related foundation, which did not recur in 2018.

Non-interest expense declined $6.5 million in 2018 compared to 2017, with the decrease resulting from a $32.0 million donation of appreciated securities to a charitable organization in 2017 that did not recur in 2018.  This decrease in non-interest expense was partly offset by increases in salaries and benefits, data processing and software, and marketing expense, which increased $19.9 million, $5.0 million, and $4.2 million, respectively.  The provision for loan losses totaled $42.7 million, a decrease of $2.6 million from 2017.

The Company distributed a 5% stock dividend for the 26th consecutive year on December 18, 2019. All per share and average share data in this report has been restated for the 2019 stock dividend.

Critical Accounting Policies
The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company's reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Current economic conditions may require the use of additional estimates, and some estimates may be subject to a greater degree of uncertainty due to the current instability of the economy. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses and fair value measurement.

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

Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The fair value hierarchy, the extent to which fair value is used to measure assets and liabilities and the valuation methodologies and key inputs used are discussed in Note 17 on Fair Value Measurements.

At December 31, 2019, assets and liabilities measured using observable inputs that are classified as either Level 1 or Level 2 represented 98.8% and 99.1% of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3, and the Company's Level 3 assets totaled $104.6 million, or 1.2% of total assets recorded at fair value on a recurring basis.  Unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Fair value measurements for assets and liabilities where limited or no observable market data exists often involves significant judgments about assumptions, such as determining an appropriate discount rate that factors in both liquidity and risk premiums, and in many cases may not reflect amounts exchanged in a current sale of the financial instrument. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Company would use valuation techniques requiring more management judgment to estimate the appropriate fair value.

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

	2019			2018
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis
Loans:
Business	$9,730	$7,741	$17,471	$4,235	$25,921	$30,156
Real estate- construction and land	(2,961)	3,223	262	3,614	8,511	12,125
Real estate - business	5,199	4,920	10,119	1,637	13,870	15,507
Real estate - personal	3,261	1,978	5,239	2,765	2,333	5,098
Consumer	(3,541)	6,881	3,340	(1,018)	9,027	8,009
Revolving home equity	(979)	1,670	691	(735)	2,732	1,997
Consumer credit card	(475)	1,960	1,485	2,956	984	3,940
Total interest on loans	10,234	28,373	38,607	13,454	63,378	76,832
Loans held for sale	(33)	(56)	(89)	154	144	298
Investment securities:
U.S. government and federal agency obligations	(1,667)	915	(752)	146	1,877	2,023
Government-sponsored enterprise obligations	(2,319)	778	(1,541)	(2,331)	1,108	(1,223)
State and municipal obligations	(5,766)	1,261	(4,505)	(11,184)	(8,022)	(19,206)
Mortgage-backed securities	10,400	1,720	12,120	9,931	12,132	22,063
Asset-backed securities	(1,953)	5,208	3,255	(11,051)	8,517	(2,534)
Other securities	(7,684)	(6,054)	(13,738)	734	11,382	12,116
Total interest on investment securities	(8,989)	3,828	(5,161)	(13,755)	26,994	13,239
Federal funds sold and short-term securities purchased under agreements to resell	(480)	16	(464)	105	184	289
Long-term securities purchased under agreements to resell	1,018	(1,001)	17	186	255	441
Interest earning deposits with banks	(71)	536	465	1,206	2,804	4,010
Total interest income	1,679	31,696	33,375	1,350	93,759	95,109
Interest expense
Interest bearing deposits:
Savings	57	(9)	48	57	(65)	(8)
Interest checking and money market	(369)	12,230	11,861	328	10,174	10,502
Certificates of deposit of less than $100,000	(16)	3,169	3,153	(264)	834	570
Certificates of deposit of $100,000 and over	4,336	7,951	12,287	(2,393)	6,192	3,799
Federal funds purchased and securities sold under agreements to repurchase	4,985	4,775	9,760	48	9,778	9,826
Other borrowings	920	(13)	907	(3,041)	—	(3,041)
Total interest expense	9,913	28,103	38,016	(5,265)	26,913	21,648
Net interest income, fully taxable equivalent basis	$(8,234)	$3,593	$(4,641)	$6,615	$66,846	$73,461

Net interest income totaled $821.3 million in 2019, decreasing $2.5 million compared to $823.8 million in 2018. On a tax equivalent (T/E) basis, net interest income totaled $835.4 million, and decreased $4.6 million from 2018. This decrease included combined growth of $38.0 million in interest expense on deposits and borrowings, due to higher average rates paid and higher average balances. In addition, interest earned on investment securities decreased $5.2 million, mainly due to lower average balances, while loan interest income (T/E) grew $38.6 million due to higher rates earned and higher average balances. The net yield on earning assets (T/E) was 3.48% in 2019 compared with 3.53% in 2018.

During 2019, loan interest income (T/E) grew $38.6 million over 2018 mainly due to higher rates earned coupled with increased average balances for business, business real estate and personal real estate loan categories. The average tax equivalent rate earned on the loan portfolio increased 18 basis points to 4.71% in 2019 compared to 4.53% in 2018. In addition, average loan balances increased 2.1%, or $298.6 million, this year. Increased interest of $17.5 million earned on business loans was the main driver of overall higher loan interest income, due to growth of $251.1 million in average business loan balances and a 16 basis point increase in the average rate. While higher rates also contributed to the increase in interest income, rates were impacted by actions taken by the Federal Reserve during the second half of 2019 to lower short-term interest rates, as many of these loans contain variable interest rate terms. Business real estate interest was higher by $10.1 million as a result of an increase in average balances of $121.2 million, along with an increase in the average rate of 17 basis points. Personal real estate loan interest income increased $5.2 million and resulted from growth in average balances of $84.9 million and a nine basis point increase in the average rate earned. Interest on consumer loans increased $3.3 million as the average rate grew 36 basis points, but was partly offset by a decline in average balances of $79.9 million, or 4.0%. Interest on consumer credit card loans grew $1.5 million over the prior year as the average rate earned increased 26 basis points, while average balances declined $4.0 million.

Tax equivalent interest income on total investment securities decreased $5.2 million during 2019, as average balances declined $74.4 million and the average rate earned decreased three basis points. The average rate on the total investment portfolio was 2.81% in 2019 compared to 2.84% in 2018, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.7 billion in 2019 compared to an average balance of $8.8 billion in 2018. The decrease in interest income was mainly due to lower interest and dividend income earned on equity and other securities, coupled with decreases in interest earned on state and municipal obligations, government-sponsored enterprise (GSE) obligations and U.S. government securities. Interest income on equity securities decreased $10.0 million, due to the receipt of $8.9 million in dividend income in the second quarter of 2018, which was related to a liquidated equity security that was carried at fair value. Interest on other securities decreased $3.9 million mainly due to receipts of non-recurring equity investment dividends in 2018, but was partly offset by higher average balances. Interest income on state and municipal obligations decreased $4.5 million, due to lower average balances of $189.7 million, partly offset by an increase of 10 basis points in the average rate earned. Interest income on GSE's decreased $1.5 million, due to a decline in average balances of $117.1 million, partly offset by an increase of 40 basis points in the average rate earned. Interest earned on U.S. government securities fell $752 thousand and was mainly impacted by a decline of $3.0 million in inflation income on treasury inflation-protected securities (TIPS). In addition, average balances declined $70.6 million, while the average rate earned increased 10 basis points. Partly offsetting these decreases in interest income was growth of $12.1 million and $3.3 million in interest earned on mortgage-backed and asset-backed securities, respectively. The growth in mortgage-backed interest resulted mainly from an increase of $391.0 million in average balances, coupled with a three basis point increase in the average rate earned. Asset-backed securities interest increased due to growth of 38 basis points in the average rate earned, partly offset by a decline of $83.1 million in average balances.

During 2019, interest expense on deposits increased $27.3 million over 2018 and resulted mainly from a 20 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $11.9 million due to higher rates paid, which rose 11 basis points. The growth in interest expense on certificates of deposit was due to both higher rates paid on all certificates of deposit and higher average balances in certificates of deposit over $100,000, which grew $281.9 million, or 25.3%. The overall rate paid on total deposits increased from .34% in 2018 to .54% in the current year. Interest expense on borrowings increased $10.7 million due to both higher rates paid and higher average balances of federal funds purchased and customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .67% in 2019, compared to .44% in 2018.

Net interest income totaled $823.8 million in 2018, increasing $90.1 million, or 12.3%, compared to $733.7 million in 2017. On a tax equivalent (T/E) basis, net interest income totaled $840.1 million, and increased $73.5 million over 2017. This increase included growth of $76.8 million in loan interest income (T/E), resulting from higher average balances and higher rates earned. In addition, interest earned on investment securities increased $13.2 million, mainly due to higher rates earned and the receipt of $8.9 million in dividend income during the second quarter of 2018, as mentioned above. Interest expense on deposits and borrowings combined was $65.4 million and increased $21.6 million, mostly due to higher rates paid. The net yield on earning assets (T/E) was 3.53% in 2018 compared with 3.19% in 2017.

During 2018, loan interest income (T/E) grew $76.8 million over 2017 mainly due to higher rates earned coupled with increased average balances for most loan categories. The average tax equivalent rate earned on the loan portfolio increased 46 basis points to 4.53% in 2018 compared to 4.07% in 2017. The higher rates earned on the loan portfolio in 2018 were partly related to short-term increases in interest rates, which enabled much of the Company's loan portfolio to re-price higher than 2017. In addition, average loan balances increased 2.3%, or $314.4 million, in 2018. Increased interest on business loans was the main driver of overall higher loan interest income, mostly due to higher rates, as many of these loans contain variable interest rate terms. Average business loan balances also grew $131.0 million in 2018. Increases in average balances and rates on construction and business real estate loans drove interest income growth a combined $27.6 million in 2018. Interest on personal real estate loans increased $5.1 million as average balances were higher by $74.1 million or 3.7%, and the average rate grew 11 basis points. Interest on consumer loans grew $8.0 million over 2017 as the average rate earned increased 45 basis points, but was partly offset by a decline in average balances of $25.6 million. Consumer credit card loan interest was higher by $3.9 million due to growth of $24.9 million in average balances, coupled with a 13 basis point increase in the average rate earned.

Tax equivalent interest income on total investment securities increased $13.2 million during 2018, as the average rate earned increased 33 basis points, while average balances declined $661.6 million. The average rate on the total investment portfolio was 2.84% in 2018 compared to 2.51% in 2017, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.8 billion in 2018 compared to an average balance of $9.5 billion in 2017. The increase in interest income was mainly due to higher interest earned on mortgage-backed securities, coupled with increased interest and dividend income on equity and other securities. These increases were partly offset lower interest earned on state and municipal securities. Interest income on mortgage-backed securities increased $22.1 million, due to an increase in average balances of $419.0 million and an increase of 29 basis points in the average rate earned. Interest income on equity securities increased due to dividend income of $8.9 million recorded in 2018 (mentioned previously), while interest on other securities increased $1.9 million due to an increase in receipts of non-recurring equity investment dividends during 2018. Interest earned on U.S. government securities grew $2.0 million, which included growth of $2.1 million in inflation-adjusted interest on TIPS. Partly offsetting these increases in interest income were declines of $19.2 million, $2.5 million and $1.2 million in interest earned on state and municipal, asset-backed and GSE securities, respectively. The decline in state and municipal interest resulted from a decline of $310.0 million in average balances coupled with a lower tax equivalent rate due to tax law changes in 2018. Asset-backed securities interest decreased mainly due to a decline of $627.9 million in average balances, partly offset by higher average rates. Interest earned on GSE's declined mainly due to lower average balances, partly offset by growth in the average rate. Interest earned on deposits with banks increased $4.0 million mainly due to an 88 basis point increase in average rates earned and an increase of $112.7 million in average balances.

During 2018, interest expense on deposits increased $14.9 million over 2017 and resulted mainly from an 11 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $10.5 million due to higher rates paid, which rose nine basis points. The growth in interest expense on certificates of deposit was largely due to higher rates paid on certificates of deposit over $100,000, which increased 54 basis points, partly offset by lower total average certificate of deposit balances, which fell $363.3 million, or 17.5%. The overall rate paid on total deposits increased from .23% in 2017 to .34% in 2018. Interest expense on borrowings increased due to higher rates paid on customer repurchase agreements, partly offset by the elimination of all Federal Home Loan Bank (FHLB) borrowings in 2018. The overall average rate incurred on all interest bearing liabilities was .44% in 2018, compared to .29% in 2017.

Provision for Loan Losses
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the “Allowance for Loan Losses” section of this discussion. The provision for loan losses totaled $50.4 million in 2019, an increase of $7.7 million from the 2018 provision of $42.7 million. In 2018, the provision exceeded net loan charge-offs by $400 thousand, increasing the allowance for loan losses by the same amount, whereas the 2019 provision was $750 thousand greater than net loan charge-offs for the year.
Net loan charge-offs for the year totaled $49.7 million and increased $7.4 million compared to $42.3 million in 2018. The increase in net loan charge-offs over the previous year was mainly the result of higher net charge-offs on credit card loans and business loans, which increased $4.8 million and $2.0 million, respectively. In addition, personal real estate loan net charge-offs increased $391 thousand, while construction loan and business real estate loan net recoveries decreased $518 thousand and $318 thousand, respectively. Partly offsetting these increases in net charge-offs were lower net charge-offs on consumer loans, which decreased $732 thousand from the prior year. The allowance for loan losses totaled $160.7 million at December 31, 2019, an increase of $750 thousand compared to the prior year, and represented 1.09% of outstanding loans at year end 2019, compared to 1.13% at December 31, 2018.

Non-Interest Income

				% Change
(Dollars in thousands)	2019	2018	2017	'19-'18	'18-'17
Bank card transaction fees	$167,879	$171,576	$155,100	(2.2)%	10.6%
Trust fees	155,628	147,964	135,159	5.2	9.5
Deposit account charges and other fees	95,983	94,517	90,060	1.6	4.9
Capital market fees	8,146	7,721	7,996	5.5	(3.4)
Consumer brokerage services	15,804	15,807	14,630	—	8.0
Loan fees and sales	15,767	12,723	13,948	23.9	(8.8)
Other	65,496	51,033	44,370	28.3	15.0
Total non-interest income	$524,703	$501,341	$461,263	4.7%	8.7%
Non-interest income as a % of total revenue*	39.0%	37.8%	38.6%
Total revenue per full-time equivalent employee	$277.1	$276.4	$248.9

*	Total revenue is calculated as net interest income plus non-interest income.

The table below is a summary of net bank card transaction fees for the years ended December 31, 2019, 2018 and 2017, respectively.

				% Change
(Dollars in thousands)	2019	2018	2017	'19-'18	'18-'17
Net debit card fees	$40,025	$39,738	$35,636	0.7%	11.5%
Net credit card fees	14,177	12,965	14,576	9.3	(11.1)
Net merchant fees	19,289	19,233	20,069.3		(4.2)
Net corporate card fees	94,388	99,640	84,819	(5.3)	17.5
Total bank card transaction fees	$167,879	$171,576	$155,100	(2.2)%	10.6%

Non-interest income totaled $524.7 million, an increase of $23.4 million, or 4.7%, compared to $501.3 million in 2018. Bank card fees decreased $3.7 million, or 2.2%, from the prior year, largely due to a decline in net corporate card fees of $5.3 million. This decline was partly offset by growth in net credit card fees of $1.2 million and net debit card fees of $287 thousand. The decline in net corporate card from the prior year was due to lower interchange income and higher network and rewards expense, while the growth in net credit and debit card fees was mainly due to higher interchange income. Net credit card revenue also grew due to lower rewards expense. Trust fee income increased $7.7 million, or 5.2%, as a result of continued growth in private client trust fees (up 6.5%), which comprised 76.4% of trust fee income in 2019. The market value of total customer trust assets totaled $56.7 billion at year end 2019, which was an increase of 13.3% over year end 2018 balances. Deposit account fees increased $1.5 million, or 1.6%, mainly due to growth of $3.0 million in corporate cash management fees. This increase was partly offset by declines of $872 thousand in overdraft and return item fees and $636 thousand in deposit account service charges. In 2019, corporate cash management fees comprised 43.2% of total deposit fees, while overdraft fees comprised 31.9% of total deposit fees. Capital market fees grew $425 thousand, or 5.5%, compared to the prior year, while loan fees and sales increased $3.0 million, or 23.9%, mainly due to growth in mortgage banking revenue. Total mortgage banking revenue totaled $10.8 million in 2019 compared to $8.2 million in 2018 and increased as a result of higher loan originations in 2019. Other non-interest income increased $14.5 million, or 28.3%, mainly due to a one-time gain of $11.5 million resulting from the sale of the Company's corporate trust business in the fourth quarter of 2019. In addition, cash sweep commissions increased $2.7 million and higher gains of $2.4 million were recorded on sales of leased assets to customers upon lease termination. These increases were partly offset by gains of $6.6 million recorded on the sales of branch properties in 2018.

During 2018, non-interest income increased $40.1 million, or 8.7%, to $501.3 million compared to $461.3 million in 2017. Bank card fees increased $16.5 million over 2017. This growth included increases of $4.1 million in net debit card fees and $14.8 million in net corporate card fees, partly offset by a decline of $1.6 million, or 11.1%, in net credit card fees, and $836 thousand, or 4.2%, in net merchant fees. Trust fee income increased $12.8 million, or 9.5%, as a result of growth in both private client (up 11.1%) and institutional trust (up 6.4%) fees. The market value of total customer trust assets totaled $50.0 billion at year end 2018, which was an increase of 2.7% over year end 2017 balances. Deposit account fees increased $4.5 million, or 4.9%, due to growth of $2.4 million in corporate cash management fees, $1.1 million in deposit account service charges and $892 thousand in overdraft and return item fees. Capital market fees declined $275 thousand, or 3.4%, due to lower sales volumes, while consumer brokerage services revenue increased $1.2 million, or 8.0%, mainly due to growth in advisory and fixed annuity fees. Loan fees and sales decreased $1.2 million in 2018 compared to 2017, mainly due to declines in mortgage banking revenue as a result of lower originations of fixed-rate loans in 2018. Other non-interest income increased $6.7 million, or 15.0%, over 2017 mainly due to gains of $6.6 million recorded on the sales of branch properties in 2018. In addition, cash sweep commissions, interest rate swap fees, and fees from sales of tax credits increased $1.6 million, $2.1 million, and $1.6 million, respectively, over 2017. These increases were partly offset by lower gains of $1.1 million on sales of leased assets to customers upon lease termination.

Investment Securities Gains (Losses), Net

(In thousands)	2019	2018	2017
Net losses on sales of available for sale debt securities	$(214)	$(9,653)	$(9,695)
Net gains on sales of equity securities	3,262	1,759	10,643
Fair value adjustments on equity securities	344	2,542	—
Adjustment for dividend income on a liquidated equity investment	—	(8,917)	—
Donations of equity securities	—	—	31,074
Net gains (losses) on sales and fair value adjustments of private equity investments	367	13,849	(6,332)
Other	(133)	(68)	(639)
Total investment securities gains (losses), net	$3,626	$(488)	$25,051
Net gains and losses on investment securities during 2019, 2018 and 2017 are shown in the table above. Included in these amounts are gains and losses arising from sales of securities from the Company’s available for sale debt portfolio, including credit-related losses on debt securities identified as other-than-temporarily impaired. Also shown are gains and losses relating to private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portions of private equity investment gains and losses that are attributable to minority interests are reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $348 thousand in 2019, compared to expense of $2.8 million in 2018 and income of $575 thousand in 2017.
Net securities gains of $3.6 million were recorded in 2019, which included $214 thousand in net losses realized on bond sales resulting from the Company's sale of approximately $400 million (book value) of bonds, mainly municipal securities, treasuries and asset-backed securities. Net securities gains also included $3.3 million in gains from sales of equity investments and a $1.1 million in gain from the sale of a private equity investment. These gains were offset by net losses totaling $727 thousand of fair value adjustments on private equity investments, in addition to net gains totaling $344 thousand of fair value adjustments on equity investments.
Net securities losses of $488 thousand were recorded in 2018, which included $9.7 million in net losses realized on bond sales resulting from the Company's sale of approximately $680 million (book value) of bonds, mainly mortgage and asset-backed securities. Net securities losses also included $8.9 million in losses related to an adjustment for dividend income on a liquidated investment. These losses were offset by net gains totaling $13.8 million of fair value adjustments on private equity investments, in addition to fair value adjustments and net gains realized on sales of equity investments.
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

Non-Interest Expense

				% Change
(Dollars in thousands)	2019	2018	2017	'19-'18	'18-'17
Salaries	$416,869	$396,897	$380,945	5.0%	4.2%
Employee benefits	76,058	71,297	67,376	6.7	5.8
Net occupancy	47,157	46,044	45,612	2.4	.9
Equipment	19,061	18,125	18,568	5.2	(2.4)
Supplies and communication	20,394	20,637	22,790	(1.2)	(9.4)
Data processing and software	92,899	85,978	80,998	8.0	6.1
Marketing	21,914	20,548	16,325	6.6	25.9
Deposit insurance	6,676	11,546	13,986	(42.2)	(17.4)
Community service	2,446	2,445	34,377	—	(92.9)
Other	63,924	64,304	63,366	(0.6)	1.5
Total non-interest expense	$767,398	$737,821	$744,343	4.0%	(.9)%
Efficiency ratio	56.9%	55.6%	62.2%
Salaries and benefits as a % of total non-interest expense	64.2%	63.5%	60.2%
Number of full-time equivalent employees	4,858	4,795	4,800

Non-interest expense was $767.4 million in 2019, an increase of $29.6 million, or 4.0%, over the previous year. Salaries and benefits expense increased $24.7 million, or 5.3%, mainly due to higher full-time salaries and medical expense. Full-time salaries expense increased due to growth in consumer, commercial, information technology and other support unit salaries expense. Full-time equivalent employees totaled 4,858 at December 31, 2019, reflecting a 1.3% increase over 2018. Occupancy expense increased $1.1 million, or 2.4%, mainly due to higher real estate taxes and building depreciation expense, partly offset by a decline in utilities expense. Equipment expense increased $936 thousand, or 5.2%, due to higher equipment depreciation expense. Data processing and software expense increased $6.9 million, or 8.0%, primarily due to higher costs for service providers and higher bank card processing expense. Marketing expense increased $1.4 million, or 6.6%, due to increased marketing efforts to support consumer and healthcare banking initiatives, partly offset by bank card marketing initiatives in the prior year. Deposit insurance expense declined $4.9 million, or 42.2%, from the prior year mainly due to reduced FDIC insurance rates.

In 2018, non-interest expense was $737.8 million, a decrease of $6.5 million, or .9%, from 2017. Salaries and benefits expense increased $19.9 million, or 4.4%, mainly due to higher full-time salaries and medical expense. Growth in salaries expense was driven by increases in full-time salaries in information technology, consumer, wealth, commercial and other support units, while incentive compensation expense declined slightly from 2017. Full-time equivalent employees totaled 4,795 at December 31, 2018, reflecting a small decrease from 2017. Occupancy expense increased $432 thousand, or .9%, mainly due to higher rent, utilities and building services expense, while equipment expense decreased $443 thousand, or 2.4%, due to lower equipment depreciation. Supplies and communication expense decreased $2.2 million, or 9.4%, mainly due to lower voice and data network costs. Data processing and software expense increased $5.0 million, or 6.1%, primarily due to higher third party processing costs. Marketing expense increased $4.2 million, or 25.9%, due to new bank card initiatives and consumer marketing initiatives in 2018. Deposit insurance expense declined $2.4 million, or 17.4%, from the prior year mainly due to decreases in average assets, a lower assessment rate, and the elimination of the special FDIC surcharge in the fourth quarter of 2018. Community service costs decreased $31.9 million due to the contribution of appreciated securities to a related foundation during 2017, which did not recur in 2018. Other non-interest expense increased $938 thousand, or 1.5%, over the prior year mainly due to higher costs for professional fees (up $2.4 million) and directors fees (up $936 thousand). These increases were partly offset by lower bank card fraud losses (down $961 thousand).

Income Taxes
Income tax expense was $109.1 million in 2019, compared to $105.9 million in 2018 and $110.5 million in 2017. The effective tax rate, including the effect of non-controlling interest, was 20.6% in 2019 compared to 19.6% in 2018 and 25.7% in 2017.

Due to the enactment of new federal tax reform legislation in December 2017, federal tax rates were lowered from 35% to 21%, which lowered the Company's effective tax rate for years 2018 and after. The Company's effective tax rate in the years noted above were lower than the federal statutory rates mainly due to tax-exempt interest on state and local municipal obligations. Additional information about income tax expense is provided in Note 9 to the consolidated financial statements.

Financial Condition
Loan Portfolio Analysis
Classifications of consolidated loans by major category at December 31 for each of the past five years are shown in the table below. This portfolio consists of loans which were acquired or originated with the intent of holding to their maturity. Loans held for sale are separately discussed in a following section. A schedule of average balances invested in each loan category below is disclosed within the Average Balance Sheets section of Management's Discussion and Analysis of Financial Condition and Results of Operations below.

	Balance at December 31
(In thousands)	2019	2018	2017	2016	2015
Commercial:
Business	$5,565,449	$5,106,427	$4,958,554	$4,776,365	$4,397,893
Real estate — construction and land	899,377	869,659	968,820	791,236	624,070
Real estate — business	2,833,554	2,875,788	2,697,452	2,643,374	2,355,544
Personal banking:
Real estate — personal	2,354,760	2,127,083	2,062,787	2,010,397	1,915,953
Consumer	1,964,145	1,955,572	2,104,487	1,990,801	1,924,365
Revolving home equity	349,251	376,399	400,587	413,634	432,981
Consumer credit card	764,977	814,134	783,864	776,465	779,744
Overdrafts	6,304	15,236	7,123	10,464	6,142
Total loans	$14,737,817	$14,140,298	$13,983,674	$13,412,736	$12,436,692

The contractual maturities of business and real estate loan categories at December 31, 2019, and a breakdown of those loans between fixed rate and floating rate loans are as follows.

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Business	$2,716,246	$2,369,727	$479,476	$5,565,449
Real estate — construction and land	525,774	327,895	45,708	899,377
Real estate — business	560,407	1,703,895	569,252	2,833,554
Real estate — personal	178,280	525,640	1,650,840	2,354,760
Total business and real estate loans	$3,980,707	$4,927,157	$2,745,276	$11,653,140

Business and real estate loans:
Loans with fixed rates	21.3%	49.2%	57.2%	41.6%
Loans with floating rates	78.7%	50.8%	42.8%	58.4%
Total business and real estate loans	100.0%	100.0%	100.0%	100.0%

The following table shows loan balances at December 31, 2019, segregated between those with fixed interest rates and those with variable rates that fluctuate with an index.

(In thousands)	Fixed Rate Loans	Variable Rate Loans	Total	% Variable Rate Loans
Business	$1,950,291	$3,615,158	$5,565,449	65.0%
Real estate — construction and land	38,414	860,963	899,377	95.7
Real estate — business	1,258,254	1,575,300	2,833,554	55.6
Real estate — personal	1,598,280	756,480	2,354,760	32.1
Consumer	1,342,175	621,970	1,964,145	31.7
Revolving home equity	5,572	343,679	349,251	98.4
Consumer credit card	51,622	713,355	764,977	93.3
Overdrafts	6,304	—	6,304	—
Total loans	$6,250,912	$8,486,905	$14,737,817	57.6%

Total loans at December 31, 2019 were $14.7 billion, an increase of $597.5 million, or 4.2%, over balances at December 31, 2018. The growth in loans during 2019 occurred in the business, construction, personal real estate and consumer loan categories, while business real estate, consumer credit card, revolving home equity and overdraft loan categories declined from the prior year. Business loans increased $459.0 million, or 9.0%, reflecting growth in lease lending and commercial and industrial loans, while commercial card and tax-advantaged lending declined. Construction loans increased $29.7 million, or 3.4% mainly due to growth in commercial construction lending. Business real estate loans decreased $42.2 million, or 1.5%, due mainly to decreases in multi-family real estate lending. Personal real estate loans increased $227.7 million, or 10.8%, due to increased loan originations. The Company sells certain long-term fixed rate mortgage loans to the secondary market, and loan sales in 2019 totaled $239.0 million, compared to $193.5 million in 2018. Consumer loans increased $8.6 million, or .4%, mainly due to an increase in health service financing loans, offset by a decline in fixed rate home equity loans and the continued run off of marine and recreational vehicle loan balances. Consumer credit card loans decreased $49.2 million, or 6.0% and revolving home equity loan balances declined $27.1 million, or 7.2%, compared to balances at year end 2018.

The Company currently holds approximately 28% of its loan portfolio in the Kansas City market, 29% in the St. Louis market, and 43% in other regional markets. The portfolio is diversified from a business and retail standpoint, with 63% in loans to businesses and 37% in loans to consumers. The Company believes a diversified approach to loan portfolio management, strong underwriting criteria and an aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses experienced over the last several years.

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. At December 31, 2019, the balance of SNC loans totaled approximately $1.1 billion, with an additional $1.4 billion in unfunded commitments, compared to a balance of $830.2 million, with an additional $1.3 billion in unfunded commitments, at year end 2018.

Commercial Loans
Business
Total business loans amounted to $5.6 billion at December 31, 2019 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax-advantaged loans and leases which carry tax free interest rates. These loans totaled $858.1 million at December 31, 2019, a decline of $44.4 million, or 4.9%, from December 31, 2018 balances. The business loan portfolio also includes direct financing and sales type leases totaling $584.3 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases increased $26.9 million, or 4.8%, over 2018. The Company has outstanding energy-related loans totaling $197.4 million at December 31, 2019, which are further discussed within the Energy Lending section of the Risk Elements of Loan Portfolio section located within Management's Discussion and Analysis of Financial Condition and Results of Operations. Also included in the business portfolio are corporate card loans, which totaled $293.7 million at December 31, 2019 and are made in conjunction with the Company’s corporate card business for corporate trade purchases. Corporate card loans are made to corporate, non-profit and government customers nationwide, but have very short-term maturities, which limits credit risk.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado, Texas and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, health care, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $4.1 million in 2019 (mainly representing a charge-off related to the bankruptcy of a single leasing customer), compared to net loan charge-offs of $2.1 million recorded in 2018. Non-accrual business loans were $7.5 million (.1% of business loans) at December 31, 2019 compared to $9.0 million at December 31, 2018.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $899.4 million at December 31, 2019, which was an increase of $29.7 million, or 3.4%, from the prior year and comprised 6.1% of the Company’s total loan portfolio. Commercial construction and land development loans totaled $705.1 million, or 78.4% of total construction loans at December 31, 2019. These loans increased $40.6 million from 2018 year end balances, driving the growth in the total construction portfolio. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2019 totaled $194.3 million, or 21.6% of total construction loans. A stable construction market has contributed to low loss rates on these loans, with net loan recoveries of $117 thousand and $635 thousand recorded in 2019 and 2018, respectively.

Real Estate-Business
Total business real estate loans were $2.8 billion at December 31, 2019 and comprised 19.2% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, multi-family housing, farms, shopping centers, hotels and motels, churches, and other commercial properties. The business real estate borrowers and/or properties are generally located in local and regional markets where Commerce does business, and emphasis is placed on owner-occupied lending (37.0% of this portfolio), which presents lower risk levels. Additional information about business real estate loans by borrower is disclosed within the Real Estate - Business Loans section of the Risk Elements of Loan Portfolio section located within Management's Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2019, balances of non-accrual loans amounted to $1.0 million, or less than .1% of business real estate loans, down from $1.7 million at year end 2018. The Company experienced net loan recoveries of $60 thousand in 2019, compared to net loan recoveries of $378 thousand in 2018.

Personal Banking Loans
Real Estate-Personal
At December 31, 2019, there were $2.4 billion in outstanding personal real estate loans, which comprised 16.0% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable and fixed rate mortgage loans, and at December 31, 2019, 32% of the portfolio was comprised of adjustable rate loans, while 68% was comprised of fixed rate loans. The Company does not purchase any loans from outside parties or brokers, and has never maintained no-document products. Levels of mortgage loan origination activity increased in 2019, with originations of $871.6 million in 2019 compared to $563.0 million in 2018. Net loans retained by the Company increased $227.7 million, driven by growth in new loan production due to the lower interest rate environment. Loans sold to the secondary market increased $45.5 million. The loan sales were made under an initiative to originate and sell certain long term fixed rate loans, resulting in sales of $239.0 million in 2019 compared to $193.5 million in 2018. The Company has experienced lower loan losses in this category than many others in the industry and believes this is partly because of its conservative underwriting culture, stable markets, and the fact that it does not purchase loans from brokers. Net loan charge-offs in 2019 totaled $56 thousand, a slight increase from net loan recoveries of $335 thousand in 2018. Balances of non-accrual loans in this category decreased to $1.7 million at December 31, 2019, compared to $1.8 million at year end 2018.

Consumer
Consumer loans consist of private banking, automobile, motorcycle, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, patient health care financing and other types of consumer loans. These loans totaled $2.0 billion at year end 2019. Approximately 46% of the consumer portfolio consists of automobile loans, 21% in private banking loans, 4% in motorcycle loans, 14% in fixed rate home equity loans, 10% in healthcare financing loans and 2% in marine and RV loans. Total consumer loans increased $8.6 million at year end 2019 compared to year end 2018. Growth of $28.9 million in patient healthcare financing and $21.3 million in private banking loans was partially offset by declines of $14.7 million in fixed rate home equity loans, $15.6 million in marine and RV loans, and $17.5 million in motorcycle loans. Net charge-offs on total consumer loans were $8.6 million in 2019, compared to $9.3 million in 2018, averaging .4% and .5% of consumer loans in 2019 and 2018, respectively. Consumer loan net charge-offs included marine and RV loan net charge-offs of $393 thousand, which were 1.0% of average marine and RV loans in 2019, compared to 1.2% in 2018.

Revolving Home Equity
Revolving home equity loans, of which 98% are adjustable rate loans, totaled $349.3 million at year end 2019. An additional $750.9 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net charge-offs totaled $209 thousand in 2019, compared to $55 thousand in 2018.

Consumer Credit Card
Total consumer credit card loans amounted to $765.0 million at December 31, 2019 and comprised 5.2% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 40% of the households that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. At December 31, 2019, approximately 93% of the outstanding credit card loan balances had a floating interest rate, compared to 92% in the prior year. Net charge-offs amounted to $35.4 million in 2019, an increase of $4.8 million over $30.6 million in 2018.

Loans Held for Sale
At December 31, 2019, loans held for sale were comprised of certain long-term fixed rate personal real estate loans and loans extended to students while attending colleges and universities. The personal real estate loans are carried at fair value and totaled $9.2 million at December 31, 2019. The student loans, carried at the lower of cost or fair value, totaled $4.6 million at December 31, 2019. Both of these portfolios are further discussed in Note 2 to the consolidated financial statements.

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
Loans which are not individually evaluated are segregated by loan type and sub-type and are collectively evaluated. These loans consist of commercial loans (business, construction and business real estate) which have been graded pass, special mention, or substandard, and also include all personal banking loans except personal real estate loans on non-accrual status. Collectively-evaluated loans include certain troubled debt restructurings with similar risk characteristics. Allowances for both personal banking and commercial loans use methods which consider historical and current loss trends, loss emergence periods, delinquencies, industry concentrations and unique risks. Economic conditions throughout the Company's markets, as monitored by Company credit officers, are also considered in the allowance determination process.
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

At December 31, 2019, the allowance for loan losses was $160.7 million, compared to $159.9 million at December 31, 2018. The percentage of allowance to loans decreased to 1.09% at December 31, 2019 compared to 1.13% at year end 2018. Total loans delinquent 90 days or more and still accruing were $19.9 million at December 31, 2019, an increase of $3.2 million compared to year end 2018, mainly driven by a $3.5 million increase in construction loan delinquencies on one larger loan and a $955 thousand increase in consumer credit card loans delinquent 90 days or more, partly offset by a decrease of $1.6 million in consumer loan delinquencies. Non-accrual loans at December 31, 2019 were $10.2 million, a decrease of $2.3 million over the prior year, mainly due to a decrease in business and business real-estate non-accrual loans of $1.5 million and $685 thousand, respectively. The 2019 year end balance of non-accrual loans was comprised of $7.5 million of business loans, $1.0 million of business real estate loans and $1.7 million of personal real estate loans.

Net loan charge-offs totaled $49.7 million in 2019, representing a $7.4 million increase compared to net charge-offs of $42.3 million in 2018. The increase was largely due to higher credit card loan and business loan charge-offs of $4.8 million and $2.0 million, respectively. In addition, personal real estate loan net charge-offs increased $391 thousand, while construction loan and business real estate net recoveries decreased $518 thousand and $318 thousand, respectively. Partly offsetting these increases in net charge-offs were lower net loan charge-offs of $732 thousand on consumer loans. Consumer credit card net charge-offs were 4.63% of average consumer credit card loans in 2019 compared to 3.98% in 2018. Consumer credit card loan net charge-offs as a percentage of total net charge-offs decreased to 71.3% in 2019 compared to 72.3% in 2018. Consumer loan net charge-offs were .44% of average consumer loans in 2019, compared to .46% in 2018, and represented 17.2% of total net loan charge-offs in 2019.

The ratio of net charge-offs to total average loans outstanding in 2019 was .35%, compared to .30% in 2018 and .31% in 2017. The provision for loan losses in 2019 was $50.4 million, compared to provisions of $42.7 million in 2018 and $45.2 million in 2017.

The Company considers the allowance for loan losses of $160.7 million adequate to cover losses inherent in the loan portfolio at December 31, 2019.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Loans outstanding at end of year(A)	$14,737,817	$14,140,298	$13,983,674	$13,412,736	$12,436,692
Average loans outstanding(A)	$14,224,637	$13,926,079	$13,611,699	$12,927,778	$11,869,276
Allowance for loan losses:
Balance at beginning of year	$159,932	$159,532	$155,932	$151,532	$156,532
Additions to allowance through charges to expense	50,438	42,694	45,244	36,318	28,727
Loans charged off:
Business	4,622	3,144	2,410	2,549	2,295
Real estate — construction and land	7	—	1	515	499
Real estate — business	82	20	127	194	1,263
Real estate — personal	294	176	417	556	1,037
Consumer	12,048	12,897	13,415	12,711	11,708
Revolving home equity	487	357	488	860	722
Consumer credit card	42,254	36,931	36,114	31,616	31,326
Overdrafts	2,086	2,296	2,207	1,977	2,200
Total loans charged off	61,880	55,821	55,179	50,978	51,050
Recoveries of loans previously charged off:
Business	520	1,042	1,032	1,933	2,683
Real estate — construction and land	124	635	1,192	4,227	1,761
Real estate — business	142	398	330	1,475	1,396
Real estate — personal	238	511	722	562	596
Consumer	3,494	3,611	3,436	3,664	3,430
Revolving home equity	278	302	303	375	320
Consumer credit card	6,833	6,353	5,861	6,186	6,287
Overdrafts	563	675	659	638	850
Total recoveries	12,192	13,527	13,535	19,060	17,323
Net loans charged off	49,688	42,294	41,644	31,918	33,727
Balance at end of year	$160,682	$159,932	$159,532	$155,932	$151,532
Ratio of allowance to loans at end of year	1.09%	1.13%	1.14%	1.16%	1.22%
Ratio of provision to average loans outstanding	.35%	.31%	.33%	.28%	.24%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.

	Years Ended December 31
	2019	2018	2017	2016	2015
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	.08%	.04%	.03%	.01%	(.01)%
Real estate — construction and land	(.01)	(.07)	(.14)	(.48)	(.26)
Real estate — business	—	(.01)	(.01)	(.05)	(.01)
Real estate — personal	—	(.02)	(.02)	—	.02
Consumer	.44	.46	.49	.46	.45
Revolving home equity	.06	.01	.05	.12	.09
Consumer credit card	4.63	3.98	4.07	3.39	3.35
Overdrafts	16.55	33.93	33.71	28.42	24.93
Ratio of total net charge-offs to total average loans outstanding	.35%	.30%	.31%	.25%	.28%

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end.

(Dollars in thousands)	2019		2018		2017		2016		2015
	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans
Business	$44,268	37.8%	$42,890	36.1%	$44,462	35.4%	$43,910	35.6%	$43,617	35.4%
RE — construction and land	21,589	6.1	22,515	6.2	24,432	6.9	21,841	5.9	16,312	5.0
RE — business	25,903	19.2	27,717	20.3	24,810	19.3	25,610	19.7	22,157	18.9
RE — personal	3,125	16.0	3,250	15.0	4,201	14.8	4,110	15.0	6,680	15.4
Consumer	15,932	13.3	18,007	13.8	19,509	15.0	18,935	14.8	21,717	15.5
Revolving home equity	638	2.4	825	2.7	1,189	2.9	1,164	3.1	1,393	3.5
Consumer credit card	47,997	5.2	43,755	5.8	40,052	5.6	39,530	5.8	38,764	6.3
Overdrafts	1,230	—	973.1		877.1		832.1		892	—
Total	$160,682	100.0%	$159,932	100.0%	$159,532	100.0%	$155,932	100.0%	$151,532	100.0%

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
The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Total non-accrual loans	$10,220	$12,536	$11,983	$14,283	$26,575
Real estate acquired in foreclosure	365	1,413	681	366	2,819
Total non-performing assets	$10,585	$13,949	$12,664	$14,649	$29,394
Non-performing assets as a percentage of total loans	.07%	.10%	.09%	.11%	.24%
Non-performing assets as a percentage of total assets	.04%	.05%	.05%	.06%	.12%
Loans past due 90 days and still accruing interest	$19,859	$16,658	$18,127	$16,396	$16,467

The table below shows the effect on interest income in 2019 of loans on non-accrual status at year end.

(In thousands)
Gross amount of interest that would have been recorded at original rate	$1,543
Interest that was reflected in income	369
Interest income not recognized	$1,174

Non-accrual loans, which are also classified as impaired, totaled $10.2 million at year end 2019, a decrease of $2.3 million from the balance at year end 2018. The decrease from December 31, 2018 occurred mainly in business loans, which decreased $1.5 million, and business real estate loans, which decreased $685 thousand. At December 31, 2019, non-accrual loans were comprised primarily of business (73.3%), personal real estate (16.6%), and business real estate (10.1%) loans. Foreclosed real estate totaled $365 thousand at December 31, 2019, a decrease of $1.0 million when compared to December 31, 2018. Total non-performing assets remain low compared to the overall banking industry in 2019, with the non-performing assets to total loans ratio at .07% at December 31, 2019. Total loans past due 90 days or more and still accruing interest were $19.9 million as of December 31, 2019, an increase of $3.2 million when compared to December 31, 2018. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $164.8 million at December 31, 2019, compared with $145.7 million at December 31, 2018, resulting in an increase of $19.1 million or 13.1%. The increase in potential problem loans was largely driven by a $35.2 million increase in business real estate loans, which was partly offset by a $14.1 million decrease in business loans.

	December 31
(In thousands)	2019	2018
Potential problem loans:
Business	$83,943	$98,009
Real estate – construction and land	470	1,211
Real estate – business	80,071	44,854
Real estate – personal	283	1,586
Total potential problem loans	$164,767	$145,660

At December 31, 2019, the Company had $79.5 million of loans whose terms have been modified or restructured, meeting the definition of a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $55.9 million, which are classified as substandard and included in the table above because of this classification.

Loans with Special Risk Characteristics
Management relies primarily on an internal risk rating system, in addition to delinquency status, to assess risk in the loan portfolio, and these statistics are presented in Note 2 to the consolidated financial statements. However, certain types of loans are considered at high risk of loss due to their terms, location, or special conditions. Construction and land loans and business real estate loans are subject to higher risk because of the impact that volatile interest rates and a changing economy can have on real estate value, and because of the potential volatility of the real estate industry. Certain home equity loans have contractual features that could increase credit exposure in a market of declining real estate prices, when interest rates are steadily increasing, or when a geographic area experiences an economic downturn. For these home equity loans, higher risks could exist when 1) loan terms require a minimum monthly payment that covers only interest, or 2) loan-to-collateral value (LTV) ratios at origination are above 80%, with no private mortgage insurance. Information presented below for home equity loans is based on LTV ratios which were calculated with valuations at loan origination date. The Company does not attempt to obtain updated appraisals or valuations unless the loans become significantly delinquent or are in the process of being foreclosed upon. For credit monitoring purposes, the Company analyzes delinquency information, current FICO scores, and line utilization. This has remained an effective means of evaluating credit trends and identifying problem loans, partly because the Company offers standard, conservative lending products.

Real Estate - Construction and Land Loans
The Company’s portfolio of construction and land loans, as shown in the table below, amounted to 6.1% of total loans outstanding at December 31, 2019. The largest component of construction and land loans was commercial construction, which increased $51.2 million during the year ended December 31, 2019. At December 31, 2019, multi-family residential construction loans totaled approximately $213.4 million, or 31.8%, of the commercial construction loan portfolio.

(Dollars in thousands)	December 31, 2019	% of Total	% of Total Loans	December 31, 2018	% of Total	% of Total Loans
Commercial construction	$670,590	74.6%	4.6%	$619,370	71.2%	4.4%
Residential construction	128,575	14.3	.9	123,369	14.2	.9
Residential land and land development	65,687	7.3	.4	81,740	9.4	.6
Commercial land and land development	34,525	3.8	.2	45,180	5.2	.3
Total real estate – construction and land loans	$899,377	100.0%	6.1%	$869,659	100.0%	6.2%

Real Estate – Business Loans
Total business real estate loans were $2.8 billion at December 31, 2019 and comprised 19.2% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 37.0% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	December 31, 2019	% of Total	% of Total Loans	December 31, 2018	% of Total	% of Total Loans
Owner-occupied	$1,048,716	37.0%	7.1%	$1,038,589	36.1%	7.3%
Retail	383,234	13.5	2.6	307,915	10.7	2.2
Multi-family	306,577	10.8	2.1	408,151	14.2	2.9
Office	297,278	10.5	2.0	356,733	12.4	2.5
Hotels	210,557	7.4	1.4	209,693	7.3	1.5
Farm	177,669	6.3	1.2	160,935	5.6	1.1
Senior living	164,000	5.8	1.1	117,635	4.1	.8
Industrial	108,285	3.8	.7	109,391	3.8	.8
Other	137,238	4.9	1.0	166,746	5.8	1.2
Total real estate - business loans	$2,833,554	100.0%	19.2%	$2,875,788	100.0%	20.3%

Revolving Home Equity Loans
The Company has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (91.9%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the following tables, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. The weighted average FICO score for the total portfolio balance at December 31, 2019 was 792. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. Over the next three years, approximately 12.5% of the Company's current outstanding balances are expected to mature. Of these balances, 92.9% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

(Dollars in thousands)	Principal Outstanding at December 31, 2019	*	New Lines Originated During 2019	*	Unused Portion of Available Lines at December 31, 2019	*	Balances Over 30 Days Past Due	*
Loans with interest-only payments	$321,126	91.9%	$173,969	49.8%	$725,187	207.6%	$1,422.4%
Loans with LTV:
Between 80% and 90%	37,347	10.7	22,603	6.5	43,313	12.4	213.1
Over 90%	3,775	1.1	1,643.4		4,969	1.4	23	—
Over 80% LTV	41,122	11.8	24,246	6.9	48,282	13.8	236.1
Total loan portfolio from which above loans were identified	349,251		184,085		751,283
* Percentage of total principal outstanding of $349.3 million at December 31, 2019.

(Dollars in thousands)	Principal Outstanding at December 31, 2018	*	New Lines Originated During 2018	*	Unused Portion of Available Lines at December 31, 2018	*	Balances Over 30 Days Past Due	*
Loans with interest-only payments	$345,302	91.7%	$198,875	52.8%	$692,293	183.9%	$1,274.3%
Loans with LTV:
Between 80% and 90%	40,327	10.7	19,608	5.2	38,960	10.4	375.1
Over 90%	4,785	1.3	675.2		4,176	1.1	56	—
Over 80% LTV	45,112	12.0	20,283	5.4	43,136	11.5	431.1
Total loan portfolio from which above loans were identified	376,399		209,569		725,733
* Percentage of total principal outstanding of $376.4 million at December 31, 2018.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines comprised mainly of loans secured by automobiles, motorcycles, marine, and RVs. Outstanding balances for auto loans were $908.3 million and $910.5 million at December 31, 2019 and 2018, respectively. The balances over 30 days past due amounted to $13.2 million at December 31, 2019, compared to $17.8 million at the end of 2018, and comprised 1.5% of the outstanding balances of these loans at December 31, 2019 compared to 2.0% at December 31, 2018. For the year ended December 31, 2019, $414.9 million of new auto loans were originated, compared to $365.0 million during 2018. At December 31, 2019, the automobile loan portfolio had a weighted average FICO score of 756.

Outstanding balances for motorcycle loans were $71.9 million at December 31, 2019, compared to $89.4 million at December 31, 2018. The balances over 30 days past due amounted to $1.3 million and $2.1 million at December 31, 2019 and 2018, respectively, and comprised 1.9% of the outstanding balances of these loans at December 31, 2019, compared to 2.4% at December 31, 2018. For the year ended December 31, 2019, $26.5 million of new motorcycle loans were originated, compared to $15.0 million during 2018.

Marine and RV loan production has been significantly curtailed since 2008 with few new originations. While loss rates have remained low over the last five years, the loss ratios experienced for marine and RV loans in 2019 decreased over the prior year but have been higher than for other consumer loan products, at 1.0% and 1.2% in 2019 and 2018, respectively. Balances over 30 days past due for marine and RV loans decreased $1.1 million at year end 2019 compared to 2018.

The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2019 and 2018.

	2019			2018
(In thousands)	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due
Automobiles	$908,260	$414,885	$13,233	$910,478	$364,955	$17,790
Motorcycles	71,927	26,459	1,338	89,443	14,992	2,109
RV	26,121	1,124	1,184	37,914	1,276	1,887
Marine	9,243	1,577	302	13,003	1,603	647
Total	$1,015,551	$444,045	$16,057	$1,050,838	$382,826	$22,433

Consumer Credit Card Loans
Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at December 31, 2019 of $765.0 million in consumer credit card loans outstanding, approximately $144.8 million, or 18.9%, carried a low promotional rate. Within the next six months, $64.9 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card promotional feature, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $197.4 million at December 31, 2019, an increase of $53.6 million from year end 2018, as shown in the table below.

(In thousands)	December 31, 2019	December 31, 2018	Unfunded commitments at December 31, 2019
Extraction	$177,903	$114,152	$62,996
Downstream distribution and refining	7,168	17,300	19,271
Mid-stream shipping and storage	4,763	3,483	54,761
Support activities	7,598	8,892	27,667
Total energy lending portfolio	$197,432	$143,827	$164,695

Investment Securities Analysis
Investment securities are comprised of securities that are classified as available for sale, equity, trading or other. The largest component, available for sale debt securities, decreased 1.9% during 2019 to $8.4 billion (excluding unrealized gains/losses in fair value) at year end 2019. During 2019, debt securities of $1.8 billion were purchased, which included $167.1 million in state and municipal securities, $1.4 billion in agency mortgage-backed securities, $55.7 million in non-agency mortgage-based securities, and $106.6 million in asset-backed securities. Total sales, maturities and pay downs were $1.9 billion during 2019. During 2020, maturities and pay downs of approximately $1.3 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 2.81% in 2019 and 2.84% in 2018.

At December 31, 2019, the fair value of available for sale securities was $8.6 billion, which included a net unrealized gain in fair value of $136.1 million, compared to a net unrealized loss of $64.6 million at December 31, 2018. The overall unrealized gain in fair value at December 31, 2019 included net gains of $42.4 million in state and municipal securities and net gains of $63.4 million in mortgage and asset-backed securities. The portfolio also included unrealized net gains of $23.9 million and $5.9 million on U.S. government and federal agency obligations and other debt securities, respectively.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2019	2018
Amortized Cost
U.S. government and federal agency obligations	$827,861	$914,486
Government-sponsored enterprise obligations	138,734	199,470
State and municipal obligations	1,225,532	1,322,785
Agency mortgage-backed securities	3,893,247	3,253,433
Non-agency mortgage-backed securities	796,451	1,053,854
Asset-backed securities	1,228,151	1,518,976
Other debt securities	325,555	339,595
Total available for sale debt securities	$8,435,531	$8,602,599
Fair Value
U.S. government and federal agency obligations	$851,776	$907,652
Government-sponsored enterprise obligations	139,277	195,778
State and municipal obligations	1,267,927	1,328,039
Agency mortgage-backed securities	3,937,964	3,214,985
Non-agency mortgage-backed securities	809,782	1,047,716
Asset-backed securities	1,233,489	1,511,614
Other debt securities	331,411	332,257
Total available for sale debt securities	$8,571,626	$8,538,041

At December 31, 2019, the available for sale portfolio included $3.9 billion of agency mortgage-backed securities, which are collateralized bonds issued by agencies including FNMA, GNMA, FHLMC, FHLB, Federal Farm Credit Banks and FDIC. Non-agency mortgage-backed securities totaled $809.8 million and included $526.0 million collateralized by commercial mortgages and $283.8 million collateralized by residential mortgages at December 31, 2019. Certain non-agency mortgage-backed securities are other-than-temporarily impaired, and the processes for determining impairment and the related losses are discussed in Note 3 to the consolidated financial statements.

At December 31, 2019, U.S. government obligations included TIPS of $461.8 million, at fair value. Other debt securities include corporate bonds, notes and commercial paper.

The types of securities held in the available for sale security portfolio at year end 2019 are presented in the table below. Additional detail by maturity category is provided in Note 3 to the consolidated financial statements.

	December 31, 2019
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	9.9%	1.54%	4.2	years
Government-sponsored enterprise obligations	1.6	2.26	6.0
State and municipal obligations	14.9	2.49	5.0
Agency mortgage-backed securities	45.9	2.87	4.8
Non-agency mortgage-backed securities	9.4	2.98	2.3
Asset-backed securities	14.4	2.61	3.0
Other debt securities	3.9	2.66	3.0
*Based on call provisions and estimated prepayment speeds.

Equity securities include common and preferred stock with readily determinable fair values that totaled $2.9 million at December 31, 2019, compared to $2.6 million at December 31, 2018.

Other securities totaled $137.9 million at December 31, 2019 and $129.2 million at December 31, 2018. These include Federal Reserve Bank stock and Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities and are carried at cost. Also included are private equity investments which are held by a subsidiary qualified as a Small Business Investment Company. These investments are carried at estimated fair value, but are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks.

Other securities at year end for the past two years are shown below:

	December 31
(In thousands)	2019	2018
Federal Reserve Bank stock	$33,770	$33,498
Federal Home Loan Bank stock	10,000	10,000
Private equity investments in debt securities	44,635	39,831
Private equity investments in equity securities	49,487	45,828
Total other securities	$137,892	$129,157

In addition to its holdings in the investment securities portfolio, the Company invests in long-term securities purchased under agreements to resell, which totaled $850.0 million at December 31, 2019 and $700.0 million at December 31, 2018. These investments mature in 2020 through 2023 and have fixed rates or variable rates that fluctuate with published indices. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $886.3 million in marketable investment securities at December 31, 2019. The average rate earned on these agreements during 2019 was 1.99%.

The Company also holds offsetting repurchase and resale agreements totaling $200.0 million at December 31, 2019 and $450.0 million at December 31, 2018, which are further discussed in Note 20 to the consolidated financial statements. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have been offset against each other in the balance sheet, as permitted under current accounting guidance. The agreements mature in 2020 and earned an average of 45 basis points during 2019.

Deposits and Borrowings
Deposits, including both individual and corporate customers, are the primary funding source for the Bank and are acquired from a broad base of local markets. Total period-end deposits were $20.5 billion at December 31, 2019, compared to $20.3 billion last year, reflecting an increase of $196.8 million, or 1.0%.

Average deposits declined by $221.4 million, or 1.1%, in 2019 compared to 2018, resulting from declines in average demand deposits, which decreased $352.8 million, primarily driven by lower balances in business demand deposits. Additionally, average money market deposit account balances decreased $734.0 million in 2019. Partially offsetting these decreases in deposit balances was growth in average certificates of deposit balances, which increased $289.6 million, and in average interest checking balances, which increased $524.0 million in 2019.

The following table shows year end deposit balances by type, as a percentage of total deposits.

	December 31
	2019	2018
Non-interest bearing	33.6%	34.3%
Savings, interest checking and money market	56.6	57.5
Certificates of deposit of less than $100,000	3.1	2.9
Certificates of deposit of $100,000 and over	6.7	5.3
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 75% and 77% of average earning assets in 2019 and 2018, respectively. Average balances by major deposit category for the last six years are disclosed in the Average Balance Sheets section of Management's Discussion and Analysis of Financial Condition and results of Operations below. A maturity schedule of certificates of deposits outstanding at December 31, 2019 is included in Note 7 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. Total balances of federal funds purchased and repurchase agreements outstanding at December 31, 2019 were $1.9 billion, a $105.6 million decrease from the $2.0 billion balance outstanding at year end 2018. On an average basis, these borrowings increased $308.0 million, or 20.3%, during 2019, due to an increase of $143.0 million in repurchase agreements, and an increase of $165.0 million in federal funds purchased. The average rate paid on total federal funds purchased and repurchase agreements was 1.61% during 2019 and 1.30% during 2018.

Historically, the majority of the Company’s long-term debt has been comprised of fixed rate advances from the FHLB. During 2019, the Company borrowed $250.0 million of short-term funds from the FHLB, and those borrowings were repaid by the Company in October 2019. The average rate paid on FHLB advances was 2.19% during 2019. No advances were taken in 2018.

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

The Company’s most liquid assets include available for sale debt securities, federal funds sold, balances at the Federal Reserve Bank, and securities purchased under agreements to resell. At December 31, 2019 and 2018, such assets were as follows:

(In thousands)	2019	2018
Available for sale debt securities	$8,571,626	$8,538,041
Federal funds sold	—	3,320
Long-term securities purchased under agreements to resell	850,000	700,000
Balances at the Federal Reserve Bank	395,850	689,876
Total	$9,817,476	$9,931,237

There were no federal funds sold at December 31, 2019, which are funds lent to the Company’s correspondent bank customers with overnight maturities. At December 31, 2019, the Company had lent funds totaling $850.0 million under long-term resale agreements to other large financial institutions. The agreements mature in years 2020 through 2023. Under these agreements, the Company holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $886.3 million in fair value at December 31, 2019. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $395.9 million at December 31, 2019. The Company’s available for sale investment portfolio includes scheduled maturities and expected pay downs of approximately $1.3 billion during 2020, and these funds offer substantial resources to meet either new loan demand or help offset reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At December 31, 2019 and 2018, total investment securities pledged for these purposes were as follows:

(In thousands)	2019	2018
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$48,304	$67,675
FHLB borrowings and letters of credit	7,637	9,974
Repurchase agreements *	2,083,716	2,469,432
Other deposits	2,149,575	1,784,020
Total pledged securities	4,289,232	4,331,101
Unpledged and available for pledging	3,029,268	2,872,562
Ineligible for pledging	1,253,126	1,334,378
Total available for sale debt securities, at fair value	$8,571,626	$8,538,041
* Includes securities pledged for collateral swaps, as discussed in Note 20 to the consolidated financial statements

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 71.5% at December 31, 2019. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts, totaled $18.5 billion and represented 90.2% of the Company’s total deposits at December 31, 2019. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Total core deposits decreased $153.1 million at year end 2019 compared to year end 2018, with declines in wealth management and commercial deposits of $104.7 million and $101.8 million, respectively. This decrease was partially offset by growth of $51.8 million in consumer deposits. While the Company considers core consumer and wealth management deposits less volatile, corporate deposits could decline if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances. If these corporate deposits decline, the Company's funding needs can be met by liquidity supplied by investment security maturities and pay downs expected to total $1.3 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $3.6 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2019	2018
Core deposit base:
Non-interest bearing	$6,890,687	$6,980,298
Interest checking	2,130,591	2,090,936
Savings and money market	9,491,125	9,594,303
Total	$18,512,403	$18,665,537

Certificates of deposit of $100,000 or greater totaled $1.4 billion at December 31, 2019. These deposits are normally considered more volatile and higher costing, and comprised 6.7% of total deposits at December 31, 2019.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, and repurchase agreements, as follows:

(In thousands)	2019	2018
Borrowings:
Federal funds purchased	$20,035	$13,170
Securities sold under agreements to repurchase	1,830,737	1,943,219
Other debt	2,418	8,702
Total	$1,853,190	$1,965,091

Federal funds purchased, which totaled $20.0 million at December 31, 2019, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company’s investment portfolio. Total repurchase agreements at December 31, 2019 were comprised of non-insured customer funds totaling $1.8 billion, and securities pledged for these retail agreements totaled $1.9 billion.

The Company pledges certain assets, including loans and investment securities to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2019.

	December 31, 2019
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value pledged	$2,668,773	$1,280,434	$3,949,207
Letters of credit issued	(396,608)	—	(396,608)
Available for future advances	$2,272,165	$1,280,434	$3,552,599

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $301.4 million in 2019, as reported in the consolidated statements of cash flows. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $512.8 million and has historically been a stable source of funds. Investing activities used cash of $730.2 million, mainly from an increase in the loan portfolio, partly offset by activity in the investment securities portfolio. Growth in the loan portfolio used cash of $647.9 million, purchases of long-term resale agreements used cash of $150.0 million, and net purchases of land, buildings and equipment used $40.5 million, while sales and maturities (net of purchases) of investment securities provided cash of $108.3 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

During 2019, financing activities used cash of $84.1 million. The Company paid cash dividends of $122.5 million on common and preferred stock, and federal funds purchases and short-term securities sold under agreements to repurchase used cash in the amount of $105.6 million. Treasury stock purchases used cash of $284.9 million during 2019 and included a cash outflow of $150.0 million related to the Company's accelerated share repurchase agreement. Growth in deposits partially offset these cash outflows by providing cash of $435.3 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company believes it maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its long-term low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash outflows resulting from the Company’s transactions in its common and preferred stock were as follows:

(In millions)	2019	2018	2017
Purchases of treasury stock	$134.9	$75.2	$17.8
Accelerated share repurchase agreements	150.0	—	—
Common cash dividends paid	113.5	100.2	91.6
Preferred cash dividends paid	9.0	9.0	9.0
Cash used	$407.4	$184.4	$118.4

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

(In millions)	2019	2018	2017
Dividends received from subsidiaries	$500.0	$200.0	$160.0
Management fees	36.8	37.7	30.4
Total	$536.8	$237.7	$190.4

These sources of funds are used mainly to pay cash dividends on outstanding stock, pay general operating expenses, and purchase treasury stock. At December 31, 2019, the Parent’s investment securities totaled $4.4 million at fair value, consisting mainly of preferred stock and non-agency mortgage-backed securities. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2019 or 2018.

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

Capital Management
Under Basel III capital guidelines, at December 31, 2019 and 2018, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	2019	2018	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks*
Risk-adjusted assets	$19,713,813	$19,103,966
Tier I common risk-based capital	2,745,538	2,716,232
Tier I risk-based capital	2,890,322	2,861,016
Total risk-based capital	3,052,079	3,022,023
Tier I common risk-based capital ratio	13.93%	14.22%	7.00%	6.50%
Tier I risk-based capital ratio	14.66	14.98	8.50	8.00
Total risk-based capital ratio	15.48	15.82	10.50	10.00
Tier I leverage ratio	11.38	11.52	4.00	5.00
Tangible common equity to tangible assets	10.99	10.45
Dividend payout ratio	27.52	23.61
*under Prompt Corrective Action requirements

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and periodically purchases stock in the open market. During 2018, the Company purchased 1.2 million shares through market purchases. During 2019, the Company purchased 4.7 million shares, including 2.4 million shares purchased under an accelerated share repurchase (ASR) agreement. The ASR agreement is further discussed in Note 14 to the consolidated financial statements. At December 31, 2019, 4.4 million shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 16.1% in 2019 compared with 2018, and the Company increased its first quarter 2020 cash dividend 8.9%, making 2020 the Company's 52nd consecutive year of regular cash dividend increases. The Company also distributed its 26th consecutive annual 5% stock dividend in December 2019.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $11.2 billion (including approximately $5.1 billion in unused, approved credit card lines) and the contractual amount of standby letters of credit totaling $377.3 million at December 31, 2019. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2019 and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Operating lease obligations*	6,213	10,605	7,690	16,113	40,621
Purchase obligations	231,336	349,100	103,185	42,013	725,634
Certificates of Deposit**	1,727,042	256,692	24,225	53	2,008,012
Total	$1,964,591	$616,397	$135,100	$58,179	$2,774,267
* Includes operating leases signed but not yet commenced.
** Includes principal payments only.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. No contributions to the defined benefit plan were made in 2019 or 2018, and the Company is not required nor does it expect to make a contribution in 2020.

The Company has investments in low-income housing partnerships generally within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal (and sometimes state) income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 8 to 17 years. At December 31, 2019, the investments totaled $37.3 million and are recorded as other assets in the Company’s consolidated balance sheet. Unfunded commitments, which are recorded as liabilities, amounted to $19.4 million at December 31, 2019.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2019, purchases and sales of tax credits amounted to $90.6 million and $84.9 million, respectively. Fees from the sales of tax credits were $3.5 million, $4.9 million and $3.3 million in 2019, 2018 and 2017, respectively. At December 31, 2019, the Company had outstanding purchase commitments totaling $160.9 million that it expects to fund in 2020. These commitments, along with the commitments for the next five years, are included in the table above.

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

The Company’s main interest rate measurement tool, income simulation, projects net interest income under various rate change scenarios in order to quantify the magnitude and timing of potential rate-related changes. Income simulations are able to capture option risks within the balance sheet where expected cash flows may be altered under various rate environments. Modeled rate movements include “shocks, ramps and twists.” Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting rates up and down, while ramps measure the impact of gradual changes and twists measure yield curve risk. The size of the balance sheet is assumed to remain constant so that results are not influenced by growth predictions.

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

Simulation A	December 31, 2019			September 30, 2019
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
200 basis points rising	$7.8	.95%	$(281.9)	$10.7	1.35%	$(262.4)
100 basis points rising	1.1	.14	(146.5)	7.3	.92	(138.2)
100 basis points falling	(3.0)	(0.36)	154.8	1.1	0.14	148.6

Simulation B	December 31, 2019			September 30, 2019
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
200 basis points rising	(6.0)	(.74)	(795.2)	(.1)	(.02)	(662.2)
100 basis points rising	(10.5)	(1.29)	(664.8)	(2.0)	(.25)	(542.4)

Under Simulation A, in the two rising rate scenarios, higher variable rate loan volumes and a slight decline in deposit sensitivity contributed to increases in income if rates rise relative to the previous period. However, this was more than offset by changes in rates earned on the Company’s long-term structured repurchase agreements. In the fourth quarter of 2019, lower market rates increased structured repurchase agreement rates and income in the Base scenario which are expected to decline again if rates rise, reducing the benefit of higher rates.

In Simulation B, the assumed higher levels of deposit attrition were modeled to be replaced by wholesale borrowed funds with higher costs than in Simulation A and resulted in a reduction in net interest income under both rising rate scenarios.  In the 100 basis point falling scenario shown in Simulation A, it is assumed that deposits would increase $154.8 million along with an increase in earning assets, but rates on loans would fall faster than deposit rates. Additionally, this scenario results in lower net interest income than in the base calculation.  The 100 basis point falling scenario is presented only in Simulation A as the results would be the same under Simulation B.

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

Derivative Financial Instruments
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. Such instruments include interest rate swaps, interest rate floors, interest rate caps, credit risk participation agreements, foreign exchange contracts, mortgage loan commitments, forward sale contracts, and forward to-be-announced (TBA) contracts. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate floors with a total notional amount of $1.5 billion have been entered into since the beginning of 2018 as part of this strategy to manage interest rate risk. All of these derivative instruments utilized by the Company are further discussed in Note 19 on Derivative Instruments.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2019 and 2018. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

	2019			2018
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$2,606,181	$37,774	$(9,916)	$2,006,280	$11,537	$(13,110)
Interest rate floors	1,500,000	67,192	—	1,000,000	29,031	—
Interest rate caps	59,316	4	(4)	62,163	24	(24)
Credit risk participation agreements	316,225	140	(230)	143,460	47	(93)
Foreign exchange contracts	10,936	97	(32)	6,206	20	(8)
Mortgage loan commitments	13,755	459	—	14,544	536	—
Mortgage loan forward sale contracts	1,943	6	(2)	5,768	15	(8)
Forward TBA contracts	17,500	2	(35)	16,500	—	(178)
Total at December 31	$4,525,856	$105,674	$(10,219)	$3,254,921	$41,210	$(13,421)

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

The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2019:
Net interest income	$315,782	$342,736	$48,058	$706,576	$114,717	$821,293
Provision for loan losses	(44,987)	(4,204)	(174)	(49,365)	(1,073)	(50,438)
Non-interest income	135,257	203,952	183,589	522,798	1,905	524,703
Investment securities gains, net	—	—	—	—	3,626	3,626
Non-interest expense	(297,581)	(308,686)	(124,123)	(730,390)	(37,008)	(767,398)
Income before income taxes	$108,471	$233,798	$107,350	$449,619	$82,167	$531,786
Year ended December 31, 2018:
Net interest income	$294,798	$344,972	$46,946	$686,716	$137,109	$823,825
Provision for loan losses	(40,571)	(1,134)	32	(41,673)	(1,021)	(42,694)
Non-interest income	126,253	202,527	173,026	501,806	(465)	501,341
Investment securities losses, net	—	—	—	—	(488)	(488)
Non-interest expense	(286,181)	(297,847)	(123,568)	(707,596)	(30,225)	(737,821)
Income before income taxes	$94,299	$248,518	$96,436	$439,253	$104,910	$544,163
2019 vs 2018
Increase in income before income taxes:
Amount	$14,172	$(14,720)	$10,914	$10,366	$(22,743)	$(12,377)
Percent	15.0%	(5.9)%	11.3%	2.4%	(21.7)%	(2.3)%
Year ended December 31, 2017:
Net interest income	$276,891	$329,087	$47,264	$653,242	$80,437	$733,679
Provision for loan losses	(40,619)	205	(41)	(40,455)	(4,789)	(45,244)
Non-interest income	121,362	184,577	158,175	464,114	(2,851)	461,263
Investment securities gains, net	—	—	—	—	25,051	25,051
Non-interest expense	(274,225)	(281,845)	(120,461)	(676,531)	(67,812)	(744,343)
Income before income taxes	$83,409	$232,024	$84,937	$400,370	$30,036	$430,406
2018 vs 2017
Increase in income before income taxes:
Amount	$10,890	$16,494	$11,499	$38,883	$74,874	$113,757
Percent	13.1%	7.1%	13.5%	9.7%	N.M.	26.4%

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. During 2019, income before income taxes for the Consumer segment increased $14.2 million, or 15.0%, compared to 2018. This increase was due to growth of $21.0 million, or 7.1%, in net interest income and an increase in non-interest income of $9.0 million, or 7.1%. Net interest income increased due to a $27.8 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and growth of $3.4 million in loan interest income, partly offset by an increase of $10.1 million in deposit interest expense. Non-interest income increased mainly due to growth in mortgage banking revenue and net credit card fees, (mainly higher interchange fees and lower rewards expense), partly offset by a decline in deposit fees (mainly overdraft and deposit account service fees). These increases to income were partly offset by growth of $11.4 million, or 4.0%, in non-interest expense. Non-interest expense increased over the prior year due to higher salaries expense, data processing and software expense and allocated servicing and support costs (mainly teller services, online banking, installment loan and management fees). The provision for loan losses totaled $45.0 million, a $4.4 million increase over the prior year, which was mainly due to higher net charge-offs on consumer credit card loans. Total average loans in this segment decreased $107.1 million, or 4.6%, in 2019 compared to 2018 mainly due to a decline in auto and other consumer loans. Average deposits increased $25.8 million over the prior year, resulting from growth in interest checking, savings, and certificate of deposit balances, partly offset by a decline in money market deposit accounts.

During 2018, income before income taxes for the Consumer segment increased $10.9 million, or 13.1%, compared to 2017. This increase was mainly due to growth of $17.9 million, or 6.5%, in net interest income and an increase in non-interest income of $4.9 million, or 4.0%. Net interest income increased due to a $14.2 million increase in net allocated funding credits and growth of $5.3 million in loan interest income, partly offset by an increase of $1.6 million in deposit interest expense. Non-interest income increased mainly due to growth in net debit card fees, (mainly lower network expense and higher interchange fees), deposit fees (mainly deposit account service fees and overdraft and return item fees) and mortgage banking revenue, partly offset by higher credit card rewards expense. These increases to income were partly offset by growth of $12.0 million, or 4.4%, in non-interest expense. Non-interest expense increased over 2017 due to an increase in full-time salaries expense and higher allocated servicing and support costs, mainly marketing, information technology and management fees. The provision for loan losses totaled $40.6 million, a slight decrease from 2017, which was mainly due to lower net charge-offs on home equity loans, partly offset by higher consumer credit card loan net charge-offs. Total average loans in this segment decreased $45.1 million, or 1.9%, in 2018 compared to 2017 mainly due to a decline in auto and other personal loans. Average deposits increased $19.9 million over 2017, resulting from growth in interest checking and savings accounts, partly offset by declines in demand, money market deposit accounts, and certificate of deposit balances.

Commercial
The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Capital Markets Group, which sells fixed-income securities to correspondent banks, corporations, public institutions, municipalities, and individuals and also provides securities safekeeping and bond accounting services. Pre-tax income for 2019 decreased $14.7 million, or 5.9%, compared to 2018, mainly due to a decrease in net interest income and increases in non-interest expense and the provision for loan losses. Net interest income decreased $2.2 million, or .6%, due to a decline of $13.2 million in net allocated funding credits and higher interest expense of $18.4 million on deposits and customer repurchase agreements, partly offset by an increase of $29.3 million in loan interest income. The provision for loan losses increased $3.1 million over last year, due to higher lease loan net charge-offs (related to a charge-off on a single lease loan), partly offset by lower business loan net charge-offs. Non-interest income increased $1.4 million, or .7%, over 2018 due to higher deposit account fees (mainly corporate cash management), cash sweep commissions, and gains on sales of leased assets to customers upon lease termination. These increases were partly offset by lower net corporate card fees (driven by lower interchange income and higher network and rewards expense) and lower tax credit sales fees. Non-interest expense increased $10.8 million, or 3.6%, during 2019, mainly due to increases in salaries expense and allocated support costs (mainly information technology, marketing and commercial sales and product support). These increases were partly offset by lower deposit insurance expense and allocated servicing costs (mainly teller services and deposit operations). Average segment loans increased $310.9 million, or 3.5%, compared to 2018, with growth occurring in business and business real estate loans. Average deposits decreased $180.9 million, or 2.3%, due to declines in business demand and money market deposit accounts, partly offset by growth in certificate of deposit balances.
Pre-tax income for 2018 increased $16.5 million, or 7.1%, compared to 2017, mainly due to increases in net interest income and non-interest income, partly offset by higher non-interest expense. Net interest income increased $15.9 million, or 4.8%, due to growth of $70.6 million in loan interest income, partly offset by a decline of $32.3 million in net allocated funding credits and higher interest expense of $22.5 million on deposits and customer repurchase agreements. The provision for loan losses increased $1.3 million over 2017, due to higher net charge-offs on business loans and lower recoveries on construction loans, partly offset by lower commercial card loan net charge-offs. Non-interest income increased $18.0 million, or 9.7%, over 2017 due to higher net corporate card fees (driven by higher fees), swap fees, tax credit sales fees and deposit account fees (mainly corporate cash management). These increases were partly offset by lower gains on sales of leased assets to customers upon lease termination. Non-interest expense increased $16.0 million, or 5.7%, during 2018, mainly due to increases in salaries expense and allocated support and service costs (mainly information technology and commercial sales and product support fees). Average segment loans increased $304.7 million, or 3.5%, compared to 2017, with growth occurring in commercial and industrial, construction, and healthcare loans. Average deposits decreased $271.8 million, or 3.3%, due to declines in business demand deposits, money market deposit accounts, and certificates of deposit, partly offset by growth in interest checking deposits.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2019, the Trust group managed investments with a market value of $34.4 billion and administered an additional $22.3 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.9 billion in total assets at December 31, 2019. In 2019, pre-tax income for the Wealth segment was $107.4 million, compared to $96.4 million in 2018, an increase of $10.9 million, or 11.3%. Net interest income increased $1.1 million, or 2.4%, due to a $4.3 million increase in loan interest income and a $1.7 million increase in net allocated funding credits, partly offset by higher interest expense of $4.9 million. Non-interest income increased $10.6 million, or 6.1%, over the prior year largely due to higher private client fund trust fees and cash sweep commissions. Non-interest expense increased $555 thousand, or .4%, resulting from higher salaries and benefits expense and higher allocated costs for information technology. The provision for loan losses increased $206 thousand, mainly due to higher revolving home equity loan net charge-offs. Average assets increased $45.0 million, or 3.6%, during 2019 mainly due to growth in personal real estate and consumer loan balances. Average deposits decreased $39.2 million, or 2.1%, due to declines in interest checking account balances, partially offset by higher balances of demand deposits. During the fourth quarter of 2019, the Company sold its corporate trust business, which was included in the Wealth segment.

In 2018, pre-tax income for the Wealth segment was $96.4 million, compared to $84.9 million in 2017, an increase of $11.5 million, or 13.5%. Net interest income decreased $318 thousand, or .7%, due to a $5.3 million decrease in net allocated funding credits, partly offset by a $5.5 million increase in loan interest income. Non-interest income increased $14.9 million, or 9.4%, over 2017 largely due to higher private client and institutional trust fees, brokerage fees and cash sweep commissions. These increases were partly offset by write downs on software costs. Non-interest expense increased $3.1 million, or 2.6%, resulting from higher salary and benefit costs, data processing expense and allocated support and corporate management fee costs, partly offset by lower trust losses. The provision for loan losses decreased $73 thousand, mainly due to personal real estate loan net recoveries. Average assets increased $25.2 million, or 2.1%, during 2018 mainly due to higher personal real estate and consumer loans. Average deposits decreased $219.0 million, or 10.5%, due to declines in money market deposit accounts and long-term certificates of deposit over $100,000.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between the Company’s provision for loan losses and net loan charge-offs, which are generally assigned directly to the segments. In 2019, the pre-tax income in this category was $82.2 million, compared to $104.9 million in 2018. This decrease was due to lower unallocated net interest income of $22.4 million and higher unallocated non-interest expense of $6.8 million. Unallocated securities gains were $3.6 million in 2019, compared to securities losses of $488 thousand in 2018. Also, the unallocated loan loss provision increased $52 thousand, as the provision was $1.1 million in excess of charge-offs in 2019, while the provision was $1.0 million in excess of charge offs in 2018. Additionally in 2019, a $11.5 million gain on the sale of Company's corporate trust business, mentioned above, was also recorded in the Other segment.

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

Financial Instruments ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", known as the current expected credit loss (CECL) model, was issued in June 2016, and has been followed by additional clarifying guidance on specified implementation issues. This new standard is effective for fiscal years beginning after December 15, 2019 and was adopted by the Company on January 1, 2020 using the modified retrospective method.

This new measurement approach requires the calculation of expected lifetime credit losses and is applied to financial assets measured at amortized cost, including loans and held-to-maturity securities, as well as certain off-balance sheet credit exposures such as loan commitments. The standard also changes the impairment model of available for sale debt securities.

The allowance for loan losses under the previously required incurred loss model that is reported on the Company's consolidated balance sheets is different under the requirements of the CECL model. Upon adoption in the first quarter of 2020, a cumulative-effect adjustment for the change in the allowance for credit losses will be recognized in retained earnings. The cumulative-effect adjustment to retained earnings, net of taxes, will be comprised of the impact to the allowance for credit losses on outstanding loans and leases and the impact to the liability for off-balance sheet commitments. There is no implementation impact on held-to-maturity debt securities as the Company does not hold any debt securities within the scope of CECL.

The new accounting standard does not require the use of a specific loss estimation method for purposes of determining the allowance for credit losses. The Company selected a methodology that uses historical net charge-off rates, adjusted by the impacts of a reasonable and supportable forecast and the impacts of other qualitative factors to determine the expected credit losses. Key assumptions include the application of historical loss rates, prepayment speeds, forecast results of a reasonable and supportable period, the period to revert to historical loss rates, and qualitative factors. The forecast is determined using projections of certain macroeconomic variables, such as, unemployment rate, prime rate, BBB corporate yield, and housing price index. The model design and methodology requires management judgment.

The allowance for credit losses on the commercial portfolio is expected to decrease due to the relatively short contractual lives of the commercial loan portfolios coupled with an economic forecast predicting stable macroeconomic factors similar to the current environment. The allowance for credit losses on the personal banking loan portfolio is expected to increase due to the relatively longer contractual lives of certain portfolios, primarily those collateralized with personal real estate. Because the commercial loan portfolio represents 63% of total loans at December 31, 2019, the change in its allowance for credit losses will have a more significant impact on the total allowance for credit losses, resulting in a potential net reduction in the allowance for credit losses. Based on preliminary results, the Company expects its allowance for loan losses to total loans ratio to decline from 1.09% at December 31, 2019, to within a range of approximately 0.85% to 1.05% upon adoption. Offsetting the overall reduction in the allowance for credit losses for outstanding loans and leases is an expected increase in the liability for off-balance sheet loan commitments. The liability will increase as the loss estimation is required to expand over the contractual commitment period.

Preliminary results indicate the adoption adjustment will result in an immaterial impact to retained earnings. The Company is currently performing quality reviews on preliminary results and is planning to finalize the impact in the 1st quarter of 2020. The adoption adjustment is subject to the completion of the Company’s governance and quality review processes that are in process.

Moving beyond the impact of the adoption of CECL, volatility in the allowance for credit losses, and therefore earnings, will likely be experienced due to changes in the relevant forward-looking information including forecasts of macroeconomic conditions utilized in the CECL model and other key assumptions that are applied to the remaining life of the loan and lease portfolios.

Intangible Assets The FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", in January 2017. Under current guidance, a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill by following procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new amendments, the goodwill impairment test compares the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments were effective for impairment tests beginning January 1, 2020 and did not have a significant effect on the Company's consolidated financial statements.

Financial Instruments The FASB issued ASU 2018-13, "Changes to the Disclosure Requirements of Fair Value Measurement", in August 2018. The amendments in the ASU eliminate or modify certain disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. In addition, the amendments in the ASU also require the addition of new disclosure requirements on fair value measurement, including the disclosure of changes in unrealized gains and losses for the period included in AOCI for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance was effective January 1, 2020 and did not have a significant effect on the Company's consolidated financial statements.

Retirement Benefits The FASB issued ASU 2018-14, "Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)", in August 2018. The amendments in the ASU eliminate disclosures that are no longer considered cost beneficial and clarify specific requirements of disclosures. In addition, the amendments in the ASU also add new disclosures, including the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments were effective January 1, 2020 and did not have a significant effect on the Company's consolidated financial statements.

Intangible Assets The FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", in August 2018. Under current guidance the accounting for implementation costs of a hosting arrangement that is a service contract is not specifically addressed. Under the new amendments, the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract are aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software or hosting arrangements that include internal-use software license. The guidance was effective January 1, 2020 and did not have a significant effect on the Company's consolidated financial statements.

Income Taxes The FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes", in December 2019. The amendments in the ASU eliminate certain exceptions under current guidance for investments, intraperiod allocations, and the methodology for calculating interim income tax. In addition, the amendments also add new guidance to simplify accounting for income taxes. The amendments are effective January 1, 2021, but early adoption is permitted. The Company is still assessing the impact on the Company's consolidated financial statements.

Corporate Governance
The Company has adopted a number of corporate governance measures. These include corporate governance guidelines, a code of ethics that applies to its senior financial officers and the charters for its audit and risk committee, its committee on compensation and human resources, and its committee on governance/directors. This information is available on the Company’s Web site www.commercebank.com under Social Responsibility.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2019	For the Quarter Ended
(In thousands, except per share data)	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Interest income	$226,665	$231,743	$238,412	$227,865
Interest expense	(24,006)	(28,231)	(26,778)	(24,377)
Net interest income	202,659	203,512	211,634	203,488
Non-interest income	143,461	132,743	127,259	121,240
Investment securities gains (losses), net	(248)	4,909	(110)	(925)
Salaries and employee benefits	(126,901)	(123,836)	(120,062)	(122,128)
Other expense	(68,273)	(67,184)	(69,717)	(69,297)
Provision for loan losses	(15,206)	(10,963)	(11,806)	(12,463)
Income before income taxes	135,492	139,181	137,198	119,915
Income taxes	(28,214)	(29,101)	(28,899)	(22,860)
Non-controlling interest	(398)	(838)	(328)	83
Net income attributable to Commerce Bancshares, Inc.	$106,880	$109,242	$107,971	$97,138
Net income per common share — basic*	$.94	$.93	$.91	$.81
Net income per common share — diluted*	$.93	$.93	$.91	$.81
Weighted average shares — basic*	111,730	112,982	114,961	115,511
Weighted average shares — diluted*	112,011	113,249	115,240	115,816

Year ended December 31, 2018	For the Quarter Ended
(In thousands, except per share data)	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Interest income	$232,832	$224,751	$225,623	$205,995
Interest expense	(20,612)	(16,997)	(14,664)	(13,103)
Net interest income	212,220	207,754	210,959	192,892
Non-interest income	133,087	123,714	124,850	119,690
Investment securities gains (losses), net	(7,129)	4,306	(3,075)	5,410
Salaries and employee benefits	(120,517)	(116,194)	(115,589)	(115,894)
Other expense	(68,108)	(68,865)	(66,271)	(66,383)
Provision for loan losses	(12,256)	(9,999)	(10,043)	(10,396)
Income before income taxes	137,297	140,716	140,831	125,319
Income taxes	(26,537)	(26,647)	(29,507)	(23,258)
Non-controlling interest	(1,108)	(1,493)	(994)	(1,077)
Net income attributable to Commerce Bancshares, Inc.	$109,652	$112,576	$110,330	$100,984
Net income per common share — basic*	$.92	$.93	$.92	$.84
Net income per common share — diluted*	$.91	$.94	$.91	$.84
Weighted average shares — basic*	116,000	116,434	116,519	116,462
Weighted average shares — diluted*	116,309	116,823	116,897	116,827

Year ended December 31, 2017	For the Quarter Ended
(In thousands, except per share data)	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Interest income	$201,572	$194,244	$193,594	$187,997
Interest expense	(11,564)	(11,653)	(10,787)	(9,724)
Net interest income	190,008	182,591	182,807	178,273
Non-interest income	119,383	116,887	115,380	109,613
Investment securities gains (losses), net	27,209	(3,037)	1,651	(772)
Salaries and employee benefits	(115,741)	(111,382)	(108,829)	(112,369)
Other expense	(93,118)	(67,835)	(68,061)	(67,008)
Provision for loan losses	(12,654)	(10,704)	(10,758)	(11,128)
Income before income taxes	115,087	106,520	112,190	96,609
Income taxes	(20,104)	(32,294)	(33,201)	(24,907)
Non-controlling interest	(628)	338	(29)	(198)
Net income attributable to Commerce Bancshares, Inc.	$94,355	$74,564	$78,960	$71,504
Net income per common share — basic*	$.78	$.61	$.65	$.59
Net income per common share — diluted*	$.78	$.61	$.65	$.58
Weighted average shares — basic*	116,445	116,455	116,405	116,191
Weighted average shares — diluted*	116,839	116,844	116,803	116,650
* Restated for the 5% stock dividend distributed in 2019.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$5,214,158	$202,308	3.88%	$4,963,029	$184,837	3.72%	$4,832,045	$154,681	3.20%
Real estate – construction and land	909,367	49,702	5.47	967,320	49,440	5.11	881,879	37,315	4.23
Real estate – business	2,859,008	127,635	4.46	2,737,820	117,516	4.29	2,694,620	102,009	3.79
Real estate – personal	2,178,716	85,604	3.93	2,093,802	80,365	3.84	2,019,674	75,267	3.73
Consumer	1,930,883	92,414	4.79	2,010,826	89,074	4.43	2,036,393	81,065	3.98
Revolving home equity	358,474	18,204	5.08	379,715	17,513	4.61	398,611	15,516	3.89
Consumer credit card	764,828	93,754	12.26	768,789	92,269	12.00	743,885	88,329	11.87
Overdrafts	9,203	—	—	4,778	—	—	4,592	—	—
Total loans	14,224,637	669,621	4.71	13,926,079	631,014	4.53	13,611,699	554,182	4.07
Loans held for sale	18,577	1,209	6.51	19,493	1,298	6.66	17,452	1,000	5.73
Investment securities:
U.S. government & federal agency obligations	851,124	20,968	2.46	921,759	21,720	2.36	914,961	19,697	2.15
Government-sponsored enterprise obligations	191,406	4,557	2.38	308,520	6,098	1.98	452,422	7,321	1.62
State & municipal obligations(B)	1,220,958	38,362	3.14	1,410,700	42,867	3.04	1,720,723	62,073	3.61
Mortgage-backed securities	4,594,576	123,806	2.69	4,203,625	111,686	2.66	3,784,602	89,623	2.37
Asset-backed securities	1,372,574	37,478	2.73	1,455,690	34,223	2.35	2,083,611	36,757	1.76
Other debt securities	333,105	9,017	2.71	340,458	8,912	2.62	330,365	8,410	2.55
Trading debt securities(B)	29,450	886	3.01	24,731	759	3.07	21,929	583	2.66
Equity securities(B)	4,547	1,792	39.41	26,459	11,816	44.66	60,772	2,283	3.76
Other securities(B)	134,255	8,466	6.31	114,438	12,412	10.85	98,564	10,507	10.66
Total investment securities	8,731,995	245,332	2.81	8,806,380	250,493	2.84	9,467,949	237,254	2.51
Federal funds sold and short-term securities purchased under agreements to resell	2,034	55	2.70	27,026	519	1.92	18,518	230	1.24
Long-term securities purchased under agreements to resell	741,089	15,898	2.15	696,438	15,881	2.28	688,147	15,440	2.24
Interest earning deposits with banks	316,299	6,698	2.12	319,948	6,233	1.95	207,269	2,223	1.07
Total interest earning assets	24,034,631	938,813	3.91	23,795,364	905,438	3.81	24,011,034	810,329	3.37
Allowance for loan losses	(160,212)			(158,791)			(156,572)
Unrealized gain (loss) on debt securities	74,605			(113,068)			45,760
Cash and due from banks	370,709			360,732			361,414
Land, buildings and equipment - net	380,350			343,636			345,639
Other assets	513,442			438,362			424,333
Total assets	$25,213,525			$24,666,235			$25,031,608
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$918,896	1,021.11		$867,150	973.11		$819,558	981.12
Interest checking and money market	10,607,224	38,691.36		10,817,169	26,830.25		10,517,741	16,328.16
Certificates of deposit of less than $100,000	610,807	6,368	1.04	603,137	3,215.53		676,272	2,645.39
Certificates of deposit of $100,000 and over	1,396,760	26,945	1.93	1,114,825	14,658	1.31	1,404,960	10,859.77
Total interest bearing deposits	13,533,687	73,025.54		13,402,281	45,676.34		13,418,531	30,813.23
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,822,098	29,415	1.61	1,514,144	19,655	1.30	1,462,387	9,829.67
Other borrowings	43,919	952	2.17	1,747	45	2.58	87,696	3,086	3.52
Total borrowings	1,866,017	30,367	1.63	1,515,891	19,700	1.30	1,550,083	12,915.83
Total interest bearing liabilities	15,399,704	103,392.67%		14,918,172	65,376.44%		14,968,614	43,728.29%
Non-interest bearing deposits	6,376,204			6,728,971			7,176,255
Other liabilities	360,587			247,520			250,510
Equity	3,077,030			2,771,572			2,636,229
Total liabilities and equity	$25,213,525			$24,666,235			$25,031,608
Net interest margin (T/E)		$835,421			$840,062			$766,601
Net yield on interest earning assets			3.48%			3.53%			3.19%
Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			(.55)%			9.58%			7.75%

(A)
Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Years Ended December 31
2016			2015			2014
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$4,652,526	$134,438	2.89%	$4,186,101	$116,455	2.78%	$3,919,421	$110,791	2.83%	5.87%
778,822	27,452	3.52	477,320	17,075	3.58	418,702	15,826	3.78	16.78
2,440,955	89,305	3.66	2,293,839	85,751	3.74	2,300,855	88,206	3.83	4.44
1,936,420	72,417	3.74	1,899,234	71,666	3.77	1,818,125	69,054	3.80	3.68
1,947,240	75,076	3.86	1,829,830	72,625	3.97	1,617,039	68,434	4.23	3.61
417,514	14,797	3.54	431,033	15,262	3.54	426,720	16,188	3.79	(3.43)
749,589	86,008	11.47	746,503	86,162	11.54	754,482	86,298	11.44	.27
4,712	—	—	5,416	—	—	4,889	—	—	13.49
12,927,778	499,493	3.86	11,869,276	464,996	3.92	11,260,233	454,797	4.04	4.78
25,710	1,317	5.12	4,115	191	4.64	—	—	—	—

735,081	15,628	2.13	466,135	5,180	1.11	497,271	13,750	2.77	11.35
591,785	13,173	2.23	938,589	17,319	1.85	794,752	13,211	1.66	(24.78)
1,753,727	63,261	3.61	1,786,235	63,054	3.53	1,715,493	61,593	3.59	(6.58)
3,460,821	82,888	2.40	3,164,447	80,936	2.56	2,981,225	80,229	2.69	9.04
2,418,118	35,346	1.46	2,773,069	29,558	1.07	2,834,013	24,976.88		(13.50)
331,289	8,382	2.53	255,558	6,191	2.42	141,266	3,287	2.33	18.72
19,722	489	2.48	20,517	562	2.74	18,423	411	2.23	9.84
47,763	2,208	4.62	45,200	1,805	3.99	48,847	1,448	2.96	(37.80)
112,888	7,656	6.78	108,061	8,582	7.94	100,399	9,885	9.85	5.98
9,471,194	229,031	2.42	9,557,811	213,187	2.23	9,131,689	208,790	2.29	(.89)
12,660	78.62		16,184	60.37		31,817	101.32		(42.30)
791,392	13,544	1.71	1,002,053	13,172	1.31	985,205	12,473	1.27	(5.54)
188,581	973.52		206,115	528.26		220,876	555.25		7.45
23,417,315	744,436	3.18	22,655,554	692,134	3.06	21,629,820	676,716	3.13	2.13
(152,628)			(152,690)			(160,828)			(.08)
143,842			112,352			90,392			(3.77)
381,822			378,803			382,207			(.61)
350,443			359,773			354,899			1.39
415,677			383,810			376,433			6.40
$24,556,471			$23,737,602			$22,672,923			2.15

$775,121	923.12		$729,311	876.12		$670,650	855.13		6.50
10,285,288	13,443.13		9,752,794	12,498.13		9,477,947	12,667.13		2.28
749,261	2,809.37		832,343	3,236.39		935,387	4,137.44		(8.17)
1,471,610	8,545.58		1,224,402	6,051.49		1,372,509	5,926.43		.35
13,281,280	25,720.19		12,538,850	22,661.18		12,456,493	23,585.19		1.67

1,266,093	3,315.26		1,654,860	1,861.11		1,257,660	1,019.08		7.70
171,255	3,968	2.32	103,884	3,574	3.44	104,896	3,484	3.32	(15.98)
1,437,348	7,283.51		1,758,744	5,435.31		1,362,556	4,503.33		6.49
14,718,628	33,003.22%		14,297,594	28,096.20%		13,819,049	28,088.20%		2.19
7,049,633			6,786,741			6,339,183			.12
292,145			280,231			225,554			9.84
2,496,065			2,373,036			2,289,137			6.09
$24,556,471			$23,737,602			$22,672,923			2.15%
	$711,433			$664,038			$648,628
		3.04%			2.93%			3.00%
		7.14%			2.38%			.42%

(B)
Interest income and yields are presented on a fully-taxable equivalent basis using a federal income tax rate of 21% in 2019 and 2018, and 35% in prior periods. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $6,282,000 in 2019, $5,931,000 in 2018, $10,357,000 in 2017, $9,537,000 in 2016, $8,332,000 in 2015 and $7,640,000 in 2014. Investment securities interest income includes tax equivalent adjustments of $7,845,000 in 2019, $10,306,000 in 2018, $22,565,000 in 2017, $21,847,000 in 2016, $21,386,000 in 2015 and $20,784,000 in 2014. These adjustments relate to state and municipal obligations, trading securities, equity securities, and other securities.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2019
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$5,362	3.59%	$5,265	3.85%	$5,142	4.02%	$5,086	4.07%
Real estate – construction and land	901	5.05	920	5.46	909	5.63	907	5.73
Real estate – business	2,820	4.22	2,883	4.42	2,869	4.60	2,864	4.61
Real estate – personal	2,284	3.85	2,175	3.91	2,135	3.97	2,119	4.00
Consumer	1,962	4.76	1,924	4.88	1,908	4.77	1,929	4.73
Revolving home equity	348	4.76	354	5.17	362	5.20	371	5.17
Consumer credit card	749	12.11	763	12.42	766	12.33	781	12.18
Overdrafts	18	—	9	—	5	—	4	—
Total loans	14,444	4.47	14,293	4.71	14,096	4.82	14,061	4.85
Loans held for sale	15	5.32	20	6.15	21	6.98	18	7.38
Investment securities:
U.S. government & federal agency obligations	826	2.16	824	2.36	844	4.66	910.78
Government-sponsored enterprise obligations	185	2.17	182	2.69	200	2.32	199	2.35
State & municipal obligations(A)	1,208	3.05	1,172	3.14	1,222	3.18	1,283	3.19
Mortgage-backed securities	4,686	2.72	4,713	2.61	4,615	2.70	4,360	2.76
Asset-backed securities	1,258	2.62	1,298	2.80	1,412	2.79	1,526	2.70
Other debt securities	331	2.82	334	2.63	331	2.68	336	2.69
Trading debt securities(A)	33	2.81	30	2.91	30	3.14	25	3.24
Equity securities(A)	4	49.40	5	35.67	5	35.97	5	37.55
Other securities(A)	142	6.58	135	6.19	130	6.69	130	5.73
Total investment securities	8,673	2.78	8,693	2.76	8,789	3.04	8,774	2.66
Federal funds sold and short-term securities purchased under agreements to resell	1	2.22	1	2.57	2	2.76	5	2.79
Long-term securities purchased under agreements to resell	850	2.26	713	2.01	700	2.11	700	2.18
Interest earning deposits with banks	390	1.61	227	2.17	332	2.40	317	2.42
Total interest earning assets	24,373	3.75	23,947	3.90	23,940	4.05	23,875	3.93
Allowance for loan losses	(160)		(160)		(161)		(159)
Unrealized gain (loss) on debt securities	150		153		42		(49)
Cash and due from banks	379		367		369		367
Land, buildings and equipment – net	387		380		378		376
Other assets	549		545		504		454
Total assets	$25,678		$25,232		$25,072		$24,864
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$924.11		$925.11		$930.11		$896.11
Interest checking and money market	10,619.35		10,409.38		10,643.38		10,763.35
Certificates of deposit under $100,000	627	1.16	620	1.11	605	1.01	590.87
Certificates of deposit $100,000 & over	1,434	1.79	1,504	1.99	1,378	2.02	1,268	1.92
Total interest bearing deposits	13,604.52		13,458.58		13,556.55		13,517.51
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,837	1.20	1,885	1.74	1,794	1.80	1,772	1.72
Other borrowings	94	2.05	77	2.33	2	1.52	1	1.62
Total borrowings	1,931	1.25	1,962	1.76	1,796	1.80	1,773	1.72
Total interest bearing liabilities	15,535.61%		15,420.73%		15,352.70%		15,290.65%
Non-interest bearing deposits	6,553		6,290		6,336		6,325
Other liabilities	459		391		307		283
Equity	3,131		3,131		3,077		2,966
Total liabilities and equity	$25,678		$25,232		$25,072		$24,864
Net interest margin (T/E)	$206		$207		$215		$207
Net yield on interest earning assets		3.36%		3.43%		3.61%		3.52%

(A)	Includes tax equivalent calculations.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2018
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$5,030	3.93%	$4,925	3.80%	$4,962	3.69%	$4,934	3.48%
Real estate – construction and land	953	5.47	992	5.21	972	5.06	952	4.69
Real estate – business	2,758	4.53	2,733	4.35	2,727	4.22	2,734	4.06
Real estate – personal	2,122	3.87	2,111	3.83	2,079	3.84	2,062	3.80
Consumer	1,962	4.62	1,985	4.46	2,026	4.39	2,072	4.25
Revolving home equity	374	4.98	374	4.72	378	4.51	393	4.25
Consumer credit card	788	11.91	775	11.99	754	12.05	758	12.06
Overdrafts	5	—	5	—	4	—	5	—
Total loans	13,992	4.72	13,900	4.59	13,902	4.49	13,910	4.33
Loans held for sale	18	6.59	18	6.87	22	6.72	19	6.45
Investment securities:
U.S. government & federal agency obligations	923	1.90	925	2.23	924	3.18	916	2.12
Government-sponsored enterprise obligations	215	2.24	262	2.10	354	1.88	406	1.84
State & municipal obligations(A)	1,361	3.06	1,376	2.98	1,395	3.06	1,513	3.06
Mortgage-backed securities	4,380	2.75	4,434	2.65	4,067	2.60	3,926	2.62
Asset-backed securities	1,519	2.55	1,427	2.42	1,407	2.32	1,469	2.11
Other debt securities	340	2.60	340	2.59	340	2.63	342	2.65
Trading debt securities(A)	26	3.21	24	3.13	26	3.15	22	2.73
Equity securities(A)	4	39.92	4	32.69	47	89.68	51	3.64
Other securities(A)	128	15.51	120	13.00	109	6.68	101	6.73
Total investment securities	8,896	2.86	8,912	2.76	8,669	3.19	8,746	2.58
Federal funds sold and short-term securities purchased under agreements to resell	14	2.56	13	2.10	37	1.93	44	1.65
Long-term securities purchased under agreements to resell	700	2.31	686	2.26	700	2.17	700	2.38
Interest earning deposits with banks	353	2.28	299	1.96	354	1.80	274	1.69
Total interest earning assets	23,973	3.92	23,828	3.80	23,684	3.90	23,693	3.59
Allowance for loan losses	(159)		(159)		(159)		(159)
Unrealized loss on debt securities	(166)		(119)		(122)		(43)
Cash and due from banks	365		357		357		364
Land, buildings and equipment – net	343		344		343		345
Other assets	452		445		419		437
Total assets	$24,808		$24,696		$24,522		$24,637
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$871.11		$877.11		$881.11		$839.12
Interest checking and money market	10,839.30		10,840.26		10,850.23		10,738.20
Certificates of deposit under $100,000	585.70		594.56		609.46		625.43
Certificates of deposit $100,000 & over	1,091	1.61	1,100	1.41	1,135	1.23	1,134	1.02
Total interest bearing deposits	13,386.41		13,411.35		13,475.32		13,336.28
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,656	1.60	1,500	1.33	1,339	1.18	1,560	1.04
Other borrowings	1	2.67	2	2.60	3	2.52	2	2.54
Total borrowings	1,657	1.60	1,502	1.33	1,342	1.19	1,562	1.04
Total interest bearing liabilities	15,043.54%		14,913.45%		14,817.40%		14,898.36%
Non-interest bearing deposits	6,667		6,678		6,749		6,825
Other liabilities	265		296		228		199
Equity	2,833		2,809		2,728		2,715
Total liabilities and equity	$24,808		$24,696		$24,522		$24,637
Net interest margin (T/E)	$216		$211		$216		$197
Net yield on interest earning assets		3.58%		3.52%		3.65%		3.37%

(A)	Includes tax equivalent calculations.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is disclosed within the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Commerce Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ASC 450 ALL) was $157.9 million of a total allowance for loan losses of $160.7 million as December 31, 2019, or 1.07% of total loans. The Company estimated the ASC 450 ALL using a historical loss methodology utilizing a loss emergence period, which is applied to loans based on loan risk ratings. Such amounts are adjusted for certain qualitative factors which include an evaluation of the performance and status of loans, current loan portfolio composition and characteristics, trends in delinquencies, portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic and business conditions.

We identified the assessment of the ASC 450 ALL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. This assessment encompassed the evaluation of the process used to estimate the ASC 450 ALL, including the following key factors and assumptions (1) historical losses in the Company’s portfolio over time, (2) an estimate of the length of time between a specific loss event and when the first loss is identified (known as the estimated loss emergence period), and (3) loan risk ratings; and the development and evaluation of qualitative adjustments.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls related to the Company’s ASC 450 ALL process, including controls related to the (1) development and approval of the ASC 450 ALL methodology, (2) determination of the key factors and assumptions used to estimate the ASC 450 ALL, (3) determination of qualitative adjustments, and (4) analysis of the ASC 450 ALL results, trends, and ratios. We evaluated the Company’s process to develop the ASC 450 ALL estimate by testing certain sources of data, factors, and assumptions, and considered the relevance and reliability of such data, factors, and assumptions. We evaluated that the historical losses in the Company’s portfolio are representative of the credit characteristics of the current portfolio. We tested the estimated loss emergence period based on historical loss data, including the relevance of the parameters used in the estimate. We involved credit risk professionals with specialized industry knowledge and experience, who assisted in:
•evaluating the Company’s ASC 450 ALL methodology for compliance with U.S. generally accepted accounting principles,
•assessing the structured process for the determination of the magnitude of the qualitative adjustments,
•evaluating the qualitative factors and the effect of those factors on the ASC 450 ALL compared with relevant credit factors and consistency with credit trends, and
•testing individual loan grades for a selection of commercial loans by evaluating the financial performance of the borrower and the underlying collateral.
We evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s ASC 450 ALL.

We have served as the Company’s auditor since 1971.
Kansas City, Missouri
February 25, 2020

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2019	2018
	(In thousands)
ASSETS
Loans	$14,737,817	$14,140,298
Allowance for loan losses	(160,682)	(159,932)
Net loans	14,577,135	13,980,366
Loans held for sale (including $9,181,000 and $13,529,000 of residential mortgage loans carried at fair value at December 31, 2019 and 2018, respectively)	13,809	20,694
Investment securities:
Available for sale debt ($204,942,000 and $463,325,000 pledged at December 31, 2019 and 2018, respectively, to secure swap and repurchase agreements)	8,571,626	8,538,041
Trading debt	28,161	27,059
Equity	4,209	4,409
Other	137,892	129,157
Total investment securities	8,741,888	8,698,666
Federal funds sold and short-term securities purchased under agreements to resell	—	3,320
Long-term securities purchased under agreements to resell	850,000	700,000
Interest earning deposits with banks	395,850	689,876
Cash and due from banks	491,615	507,892
Premises and equipment – net	370,637	333,119
Goodwill	138,921	138,921
Other intangible assets – net	9,534	8,794
Other assets	476,400	382,194
Total assets	$26,065,789	$25,463,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,890,687	$6,980,298
Savings, interest checking and money market	11,621,716	11,685,239
Certificates of deposit of less than $100,000	626,157	586,091
Certificates of deposit of $100,000 and over	1,381,855	1,072,031
Total deposits	20,520,415	20,323,659
Federal funds purchased and securities sold under agreements to repurchase	1,850,772	1,956,389
Other borrowings	2,418	8,702
Other liabilities	553,712	237,943
Total liabilities	22,927,317	22,526,693
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized 2,000,000 shares; issued 6,000 shares at December 31, 2019 and 2018	144,784	144,784
Common stock, $5 par value Authorized 140,000,000 shares at December 31, 2019 and 120,000,000 shares at December 31, 2018; issued 112,795,605 shares at December 31, 2019 and 111,886,450 shares at December 31, 2018	563,978	559,432
Capital surplus	2,151,464	2,084,824
Retained earnings	201,562	241,163
Treasury stock of 445,952 shares at December 31, 2019 and 555,100 shares at December 31, 2018, at cost	(37,548)	(34,236)
Accumulated other comprehensive income (loss)	110,444	(64,669)
Total Commerce Bancshares, Inc. stockholders’ equity	3,134,684	2,931,298
Non-controlling interest	3,788	5,851
Total equity	3,138,472	2,937,149
Total liabilities and equity	$26,065,789	$25,463,842
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2019	2018	2017
INTEREST INCOME
Interest and fees on loans	$663,338	$625,083	$543,825
Interest on loans held for sale	1,209	1,298	1,000
Interest on investment securities	237,487	240,187	214,689
Interest on federal funds sold and short-term securities purchased under agreements to resell	55	519	230
Interest on long-term securities purchased under agreements to resell	15,898	15,881	15,440
Interest on deposits with banks	6,698	6,233	2,223
Total interest income	924,685	889,201	777,407
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	39,712	27,803	17,309
Certificates of deposit of less than $100,000	6,368	3,215	2,645
Certificates of deposit of $100,000 and over	26,945	14,658	10,859
Interest on federal funds purchased and securities sold under agreements to repurchase	29,415	19,655	9,829
Interest on other borrowings	952	45	3,086
Total interest expense	103,392	65,376	43,728
Net interest income	821,293	823,825	733,679
Provision for loan losses	50,438	42,694	45,244
Net interest income after provision for loan losses	770,855	781,131	688,435
NON-INTEREST INCOME
Bank card transaction fees	167,879	171,576	155,100
Trust fees	155,628	147,964	135,159
Deposit account charges and other fees	95,983	94,517	90,060
Capital market fees	8,146	7,721	7,996
Consumer brokerage services	15,804	15,807	14,630
Loan fees and sales	15,767	12,723	13,948
Other	65,496	51,033	44,370
Total non-interest income	524,703	501,341	461,263
INVESTMENT SECURITIES GAINS (LOSSES), NET	3,626	(488)	25,051
NON-INTEREST EXPENSE
Salaries and employee benefits	492,927	468,194	448,321
Net occupancy	47,157	46,044	45,612
Equipment	19,061	18,125	18,568
Supplies and communication	20,394	20,637	22,790
Data processing and software	92,899	85,978	80,998
Marketing	21,914	20,548	16,325
Deposit insurance	6,676	11,546	13,986
Community service	2,446	2,445	34,377
Other	63,924	64,304	63,366
Total non-interest expense	767,398	737,821	744,343
Income before income taxes	531,786	544,163	430,406
Less income taxes	109,074	105,949	110,506
Net income	422,712	438,214	319,900
Less non-controlling interest expense	1,481	4,672	517
Net income attributable to Commerce Bancshares, Inc.	421,231	433,542	319,383
Less preferred stock dividends	9,000	9,000	9,000
Net income available to common shareholders	$412,231	$424,542	$310,383
Net income per common share - basic	$3.59	$3.61	$2.63
Net income per common share - diluted	$3.58	$3.60	$2.62
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31
(In thousands)	2019	2018	2017
Net income	$422,712	$438,214	$319,900
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(632)	(277)	412
Net unrealized gains (losses) on other securities	151,122	(55,631)	3,022
Change in pension loss	1,167	664	(301)
Unrealized gains on cash flow hedge derivatives	23,456	6,855	—
Other comprehensive income (loss)	175,113	(48,389)	3,133
Comprehensive income	597,825	389,825	323,033
Less non-controlling interest expense	1,481	4,672	517
Comprehensive income attributable to Commerce Bancshares, Inc.	$596,344	$385,153	$322,516
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$422,712	$438,214	$319,900
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50,438	42,694	45,244
Provision for depreciation and amortization	41,145	38,679	39,732
Amortization of investment security premiums, net	27,631	26,224	35,423
Deferred income tax expense	14,195	5,336	13,617
Investment securities (gains) losses, net (A)	(3,626)	488	(25,051)
Net gains on sales of loans held for sale	(10,127)	(6,370)	(8,008)
Proceeds from sales of loans held for sale	259,153	208,431	215,373
Originations of loans held for sale	(244,976)	(203,775)	(216,064)
Net (increase) decrease in trading securities, excluding unsettled transactions	3,863	(14,277)	7,585
Stock-based compensation	13,854	12,841	12,105
(Increase) decrease in interest receivable	3,316	(4,258)	(4,459)
Increase in interest payable	5,586	2,137	38
Increase (decrease) in income taxes payable	14,465	12,288	(27,685)
Donation of securities	—	—	32,036
Gain on sale of Corporate Trust business	(11,472)	—	—
Other changes, net	(73,363)	(5,992)	(13,259)
Net cash provided by operating activities	512,794	552,660	426,527
INVESTING ACTIVITIES
Proceeds from sales of investment securities (A)	413,203	708,864	792,380
Proceeds from maturities/pay downs of investment securities (A)	1,558,244	1,510,985	1,899,640
Purchases of investment securities (A)	(1,863,180)	(2,090,333)	(1,853,817)
Net increase in loans	(647,890)	(200,673)	(614,849)
Long-term securities purchased under agreements to resell	(150,000)	(100,000)	(75,000)
Repayments of long-term securities purchased under agreements to resell	—	100,000	100,000
Purchases of land, buildings and equipment	(42,575)	(33,294)	(30,824)
Sales of land, buildings and equipment	2,033	13,427	3,190
Net cash provided by (used in) investing activities	(730,165)	(91,024)	220,720
FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	85,438	60,278	(15,036)
Net increase (decrease) in certificates of deposit	349,890	(108,742)	(474,044)
Net increase (decrease) in federal funds purchased and short-term securities sold under agreements to repurchase	(105,617)	449,251	(216,767)
Net increase (decrease) in other borrowings	(6,394)	6,944	(100,291)
Purchases of treasury stock	(134,904)	(75,231)	(17,771)
Accelerated share repurchase agreement	(150,000)	—	—
Issuance of stock under equity compensation plans	(8)	(10)	(8)
Cash dividends paid on common stock	(113,466)	(100,238)	(91,619)
Cash dividends paid on preferred stock	(9,000)	(9,000)	(9,000)
Net cash provided by (used in) financing activities	(84,061)	223,252	(924,536)
Increase (decrease) in cash, cash equivalents and restricted cash	(301,432)	684,888	(277,289)
Cash, cash equivalents and restricted cash at beginning of year	1,209,240	524,352	801,641
Cash, cash equivalents and restricted cash at end of year	$907,808	$1,209,240	$524,352
Income tax payments, net	$76,168	$84,172	$120,744
Interest paid on deposits and borrowings	97,806	63,239	43,690
Loans transferred to foreclosed real estate	581	1,551	2,063
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance, December 31, 2016	$144,784	$510,015	$1,552,454	$292,849	$(15,294)	$10,975	$5,349	$2,501,132
Adoption of ASU 2016-09			3,441	(2,144)				1,297
Net income				319,383			517	319,900
Other comprehensive income						3,133		3,133
Distributions to non-controlling interest							(1,293)	(1,293)
Sale of non-controlling interest of subsidiary			2,950				(2,949)	1
Purchases of treasury stock					(17,771)			(17,771)
Cash dividends paid on common stock ($.777 per share)				(91,619)				(91,619)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Stock-based compensation			12,105					12,105
Issuance under stock purchase and equity compensation plans			(17,734)		18,592			858
5% stock dividend, net		25,392	262,144	(288,095)				(559)
Balance, December 31, 2017	144,784	535,407	1,815,360	221,374	(14,473)	14,108	1,624	2,718,184
Adoption of ASU 2018-02				(2,932)		2,932		—
Adoption of ASU 2016-01				33,320		(33,320)		—
Net income				433,542			4,672	438,214
Other comprehensive loss						(48,389)		(48,389)
Distributions to non-controlling interest							(445)	(445)
Purchases of treasury stock					(75,231)			(75,231)
Cash dividends paid on common stock ($.853 per share)				(100,238)				(100,238)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Stock-based compensation			12,841					12,841
Issuance under stock purchase and equity compensation plans			(21,632)		23,424			1,792
5% stock dividend, net		24,025	278,255	(334,903)	32,044			(579)
Balance, December 31, 2018	144,784	559,432	2,084,824	241,163	(34,236)	(64,669)	5,851	2,937,149
Net income				421,231			1,481	422,712
Other comprehensive income						175,113		175,113
Distributions to non-controlling interest							(3,544)	(3,544)
Purchases of treasury stock					(134,904)			(134,904)
Accelerated share repurchase agreement					(150,000)			(150,000)
Cash dividends paid on common stock ($.990 per share)				(113,466)				(113,466)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Stock-based compensation			13,854					13,854
Issuance under stock purchase and equity compensation plans			(19,293)		20,644			1,351
5% stock dividend, net		4,546	72,079	(338,366)	260,948			(793)
Balance, December 31, 2019	$144,784	$563,978	$2,151,464	$201,562	$(37,548)	$110,444	$3,788	$3,138,472
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations
Commerce Bancshares, Inc. and its subsidiaries (the Company) conducts its principal activities from approximately 316 branch and ATM locations throughout Missouri, Kansas, Illinois, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, trust, and private banking services. The Company also maintains commercial banking offices in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, and Grand Rapids.

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

Cash, Cash Equivalents and Restricted Cash
In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Federal funds sold and short-term securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets. Restricted cash is comprised of cash collateral on deposit with another financial institution to secure interest rate swap transactions. Restricted cash is included in other assets in the consolidated balance sheets and totaled $20.3 million and $8.2 million at December 31, 2019 and 2018, respectively.

Regulations of the Federal Reserve System require cash balances to be maintained at the Federal Reserve Bank, based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2019 totaled $160.7 million. Other interest earning cash balances held at the Federal Reserve Bank totaled $395.9 million.

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

Troubled Debt Restructurings
A loan is accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring typically involves (1) modification of terms such as a reduction of the stated interest rate, loan principal, or accrued interest, (2) a loan renewal at a stated interest rate lower than the current market rate for a new loan with similar risk, or (3) debt that was not reaffirmed in bankruptcy. Business, business real estate, construction real estate and personal real estate troubled debt restructurings with impairment charges are placed on non-accrual status. The Company measures the impairment loss of a troubled debt restructuring in the same manner as described below. Troubled debt restructurings which are performing under their contractual terms continue to accrue interest which is recognized in current earnings.

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

Investments in Debt and Equity Securities
The majority of the Company's investment portfolio is comprised of debt securities that are classified as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value. Changes in fair value, excluding certain losses associated with other-than-temporary impairment (OTTI), are reported in other comprehensive income (loss), a component of stockholders’ equity. Securities are periodically evaluated for OTTI in accordance with guidance provided in ASC 320-10-35. For securities with OTTI, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it likely that it will be required to sell the security before the anticipated recovery. If neither condition is met, but the Company does not expect to recover the amortized cost basis, the Company determines whether a credit loss has occurred, and the loss is then recognized in current earnings. The noncredit-related portion of the overall loss is reported in other comprehensive income (loss). Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in investment securities gains (losses), net, in the consolidated statements of income. Purchase premiums and discounts are amortized to interest income using a level yield method over the estimated lives of the securities. For certain callable debt securities purchased at a premium, the amortization is instead recorded to the earliest call date. For mortgage and asset-backed securities, prepayment experience is evaluated quarterly to determine if a change in a bond's estimated remaining life is necessary. A corresponding adjustment is then made in the related amortization of premium or discount accretion.

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
As permitted by current accounting guidance, the Company offsets certain securities purchased under agreements to resell against securities sold under agreements to repurchase in its balance sheet presentation. These agreements are further discussed in Note 20, Resale and Repurchase Agreements.

Premises and Equipment
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

Premises and equipment also includes the Company's right-of-use leased assets, which is mainly comprised of operating leases for branches, office space, ATM locations, and certain equipment.

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

In December 2017, tax reform legislation was enacted that changed the maximum corporate tax rate for years 2018 and beyond. As such, deferred tax assets and liabilities were revalued in 2017 to account for the change in future tax rates. Additional information about current and deferred income taxes is provided in Note 9, Income Taxes.

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

The Company's interest rate risk management policy permits the use of hedge accounting for derivatives, and the Company has entered into interest rate floor contracts as protection from the potential for declining interest rates in the commercial loan portfolio. These floors were designated and qualified as cash flow hedges. In a cash flow hedge, the changes in fair value are recorded in accumulated other comprehensive income and recognized in the income statement when the hedged cash flows affect earnings. Both at hedge inception and on an ongoing basis, the Company assesses whether the interest rate floors used in the hedging relationships are highly effective in offsetting changes in the cash flows of the hedged items.

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

Additional information about derivatives held by the Company and valuation methods employed is provided in Note 17, Fair Value Measurements and Note 19, Derivative Instruments.

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

Stock-Based Compensation
The Company’s stock-based employee compensation plan is described in Note 11, Stock-Based Compensation and Directors Stock Purchase Plan. In accordance with the requirements of ASC 718-10-30-3 and 35-2, the Company measures the cost of stock-based compensation based on the grant-date fair value of the award, recognizing the cost over the requisite service period, which is generally the vesting period. The fair value of an option award is estimated using the Black-Scholes option-pricing model while the fair value of a nonvested stock award is the common stock (CBSH) market price. The expense recognized for stock-based compensation is included in salaries and benefits in the accompanying consolidated statements of income. The Company recognizes forfeitures as a reduction to expense only when they have occurred.

Treasury Stock
Purchases of the Company’s common stock are recorded at cost. Upon re-issuance for acquisitions, exercises of stock-based awards or other corporate purposes, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s nonvested stock awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2019.

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held for investment loan portfolio at December 31, 2019 and 2018 are as follows:

(In thousands)	2019	2018
Commercial:
Business	$5,565,449	$5,106,427
Real estate — construction and land	899,377	869,659
Real estate — business	2,833,554	2,875,788
Personal Banking:
Real estate — personal	2,354,760	2,127,083
Consumer	1,964,145	1,955,572
Revolving home equity	349,251	376,399
Consumer credit card	764,977	814,134
Overdrafts	6,304	15,236
Total loans	$14,737,817	$14,140,298

Loans to directors and executive officers of the Parent and the Bank, and to their affiliates, are summarized as follows:

(In thousands)
Balance at January 1, 2019	$46,728
Additions	133,607
Amounts collected	(123,956)
Amounts written off	—
Balance, December 31, 2019	$56,379

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. The activity in the table above includes draws and repayments on several lines of credit with business entities. There were no outstanding loans at December 31, 2019 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Kansas, Illinois and other nearby states including Oklahoma, Colorado, Iowa, Ohio, Texas, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from one to seven years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2019, unfunded loan commitments totaled $11.2 billion (which included $5.1 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2019, loans totaling $4.0 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases to commercial and industrial and tax-exempt entities of $795.8 million and $752.2 million at December 31, 2019 and 2018, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $71.8 million and $62.6 million at December 31, 2019 and 2018, respectively. The net investment in operating leases amounted to $14.7 million and $16.1 million at December 31, 2019 and 2018, respectively, and is included in other assets on the Company’s consolidated balance sheets.

Allowance for loan losses

A summary of the activity in the allowance for losses during the previous three years follows:

(In thousands)	Commercial	Personal Banking	Total
Balance at December 31, 2016	$91,361	$64,571	$155,932
Provision for loan losses	2,327	42,917	45,244
Deductions:
Loans charged off	2,538	52,641	55,179
Less recoveries	2,554	10,981	13,535
Net loans charged off (recoveries)	(16)	41,660	41,644
Balance at December 31, 2017	93,704	65,828	159,532
Provision for loan losses	254	42,440	42,694
Deductions:
Loans charged off	3,164	52,657	55,821
Less recoveries	2,075	11,452	13,527
Net loans charged off	1,089	41,205	42,294
Balance at December 31, 2018	92,869	67,063	159,932
Provision for loan losses	2,816	47,622	50,438
Deductions:
Loans charged off	4,711	57,169	61,880
Less recoveries	786	11,406	12,192
Net loans charged off	3,925	45,763	49,688
Balance at December 31, 2019	$91,760	$68,922	$160,682

The following table shows the balance in the allowance for loan losses and the related loan balance at December 31, 2019 and 2018, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
December 31, 2019
Commercial	$1,629	$64,500	$90,131	$9,233,880
Personal Banking	1,117	17,232	67,805	5,422,205
Total	$2,746	$81,732	$157,936	$14,656,085
December 31, 2018
Commercial	$1,780	$61,496	$91,089	$8,790,378
Personal Banking	916	17,120	66,147	5,271,304
Total	$2,696	$78,616	$157,236	$14,061,682

Impaired loans
The table below shows the Company’s investment in impaired loans at December 31, 2019 and 2018. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section below.

(In thousands)	2019	2018
Non-accrual loans	$10,220	$12,536
Restructured loans (accruing)	71,512	66,080
Total impaired loans	$81,732	$78,616

The following table provides additional information about impaired loans held by the Company at December 31, 2019 and 2018, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Business	$7,054	$13,738	$—
	$7,054	$13,738	$—
With an allowance recorded:
Business	$30,437	$30,487	$837
Real estate – construction and land	46	51	1
Real estate – business	26,963	27,643	791
Real estate – personal	4,729	5,968	258
Consumer	4,421	4,421	35
Revolving home equity	35	35	1
Consumer credit card	8,047	8,047	823
	$74,678	$76,652	$2,746
Total	$81,732	$90,390	$2,746
December 31, 2018
With no related allowance recorded:
Business	$8,725	$14,477	$—
	$8,725	$14,477	$—
With an allowance recorded:
Business	$40,286	$40,582	$1,223
Real estate – construction and land	416	421	11
Real estate – business	12,069	12,699	546
Real estate – personal	4,461	6,236	266
Consumer	5,510	5,510	38
Revolving home equity	40	40	1
Consumer credit card	7,109	7,109	611
	$69,891	$72,597	$2,696
Total	$78,616	$87,074	$2,696

Total average impaired loans during 2019 and 2018 are shown in the table below.

	2019			2018
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Average impaired loans:
Non-accrual loans	$9,892	$2,031	$11,923	$7,619	$2,122	$9,741
Restructured loans (accruing)	49,544	15,667	65,211	73,261	16,526	89,787
Total	$59,436	$17,698	$77,134	$80,880	$18,648	$99,528

The table below shows interest income recognized during the years ended December 31, 2019, 2018 and 2017 for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section below.

	Years Ended December 31
(In thousands)	2019	2018	2017
Interest income recognized on impaired loans:
Business	$1,329	$2,219	$3,135
Real estate – construction and land	2	25	41
Real estate – business	1,456	558	514
Real estate – personal	136	139	402
Consumer	286	305	307
Revolving home equity	3	3	10
Consumer credit card	828	746	673
Total	$4,040	$3,995	$5,082

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2019 and 2018.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2019
Commercial:
Business	$5,545,104	$12,064	$792	$7,489	$5,565,449
Real estate – construction and land	882,826	13,046	3,503	2	899,377
Real estate – business	2,830,494	2,030	—	1,030	2,833,554
Personal Banking:
Real estate – personal	2,345,243	6,129	1,689	1,699	2,354,760
Consumer	1,928,082	34,053	2,010	—	1,964,145
Revolving home equity	347,258	1,743	250	—	349,251
Consumer credit card	742,659	10,703	11,615	—	764,977
Overdrafts	5,972	332	—	—	6,304
Total	$14,627,638	$80,100	$19,859	$10,220	$14,737,817
December 31, 2018
Commercial:
Business	$5,086,912	$10,057	$473	$8,985	$5,106,427
Real estate – construction and land	867,692	1,963	—	4	869,659
Real estate – business	2,867,347	6,704	22	1,715	2,875,788
Personal Banking:
Real estate – personal	2,118,045	6,041	1,165	1,832	2,127,083
Consumer	1,916,320	35,608	3,644	—	1,955,572
Revolving home equity	374,830	875	694	—	376,399
Consumer credit card	792,334	11,140	10,660	—	814,134
Overdrafts	14,937	299	—	—	15,236
Total	$14,038,417	$72,687	$16,658	$12,536	$14,140,298

Credit quality
The following table provides information about the credit quality of the Commercial loan portfolio, using the Company’s internal rating system as an indicator. The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is applied to loans where the borrower exhibits material negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “non-accrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment.

	Commercial Loans
(In thousands)	Business	Real Estate -Construction	Real Estate - Business	Total
December 31, 2019
Pass	$5,393,928	$856,364	$2,659,827	$8,910,119
Special mention	80,089	42,541	92,626	215,256
Substandard	83,943	470	80,071	164,484
Non-accrual	7,489	2	1,030	8,521
Total	$5,565,449	$899,377	$2,833,554	$9,298,380
December 31, 2018
Pass	$4,915,042	$866,527	$2,777,374	$8,558,943
Special mention	84,391	1,917	51,845	138,153
Substandard	98,009	1,211	44,854	144,074
Non-accrual	8,985	4	1,715	10,704
Total	$5,106,427	$869,659	$2,875,788	$8,851,874

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Delinquent and non-accrual loans". In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $198.2 million at December 31, 2019 and $201.7 million at December 31, 2018. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $199.2 million at December 31, 2019 and $170.3 million at December 31, 2018. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 8% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at December 31, 2019 and 2018 by FICO score.

	Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
December 31, 2019
FICO score:
Under 600	1.0%	3.0%	1.7%	5.6%
600 – 659	1.9	5.2	1.9	14.3
660 – 719	9.2	15.4	9.0	32.2
720 – 779	25.7	27.0	21.5	26.6
780 and over	62.2	49.4	65.9	21.3
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2018
FICO score:
Under 600	1.1%	3.1%	0.8%	4.4%
600 – 659	1.8	4.8	1.7	14.0
660 – 719	9.4	16.1	9.1	34.8
720 – 779	24.7	25.7	24.0	26.4
780 and over	63.0	50.3	64.4	20.4
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings, as shown in the table below. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected. Commercial performing restructured loans are primarily comprised of certain business, construction and business real estate loans classified as substandard, but renewed at rates judged to be non-market. These loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card and other small consumer loans under various debt management and assistance programs. Modifications to these loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. Certain personal real estate, revolving home equity, and consumer loans were classified as consumer bankruptcy troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments. Other consumer loans classified as troubled debt restructurings consist of various other workout arrangements with consumer customers.

	December 31
(In thousands)	2019	2018
Accruing loans:
Commercial	$55,934	$50,904
Assistance programs	8,365	7,410
Consumer bankruptcy	3,592	4,103
Other consumer	3,621	3,663
Non-accrual loans	7,938	9,759
Total troubled debt restructurings	$79,450	$75,839

The table below shows the balance of troubled debt restructurings by loan classification at December 31, 2019, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	December 31, 2019	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$37,055	$—
Real estate – construction and land	44	—
Real estate – business	25,933	—
Personal Banking:
Real estate – personal	3,915	347
Consumer	4,421	83
Revolving home equity	35	—
Consumer credit card	8,047	987
Total troubled debt restructurings	$79,450	$1,417

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. However, the effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $1.2 million on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

The Company had commitments of $4.7 million at December 31, 2019 to lend additional funds to borrowers with restructured loans, compared to $1.8 million at December 31, 2018.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 19. The loans are primarily sold to FNMA, FHLMC, and GNMA. At December 31, 2019, the fair value of these loans was $9.2 million, and the unpaid principal balance was $8.9 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which totaled $4.6 million at December 31, 2019.

At December 31, 2019, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $365 thousand and $1.4 million at December 31, 2019 and 2018, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles (RV), totaled $5.5 million and $2.0 million at December 31, 2019 and 2018, respectively. The December 31, 2019 balance of repossessed assets also included trailers with an asset value of $3.4 million, which were acquired due to the bankruptcy of a single leasing customer. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities, at fair value, consisted of the following at December 31, 2019 and 2018:

(In thousands)	2019	2018
Available for sale debt securities	$8,571,626	$8,538,041
Trading debt securities	28,161	27,059
Equity securities:
Readily determinable fair value	2,929	2,585
No readily determinable fair value	1,280	1,824
Other:
Federal Reserve Bank stock	33,770	33,498
Federal Home Loan Bank stock	10,000	10,000
Private equity investments	94,122	85,659
Total investment securities	$8,741,888	$8,698,666

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. This portfolio includes the Company's holdings of Visa Class B shares, which have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the year-ended December 31, 2019, the Company did not record any impairment or other adjustments to the carrying amount of its portfolio of equity securities with no readily determinable fair value.
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
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of December 31, 2019 is shown in the following table. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2019. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by residential and commercial mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
Within 1 year	$57,234	$57,192	(.01	)*%
After 1 but within 5 years	518,035	533,805	2.17	*
After 5 but within 10 years	252,592	260,779.59		*
Total U.S. government and federal agency obligations	827,861	851,776	1.54	*
Government-sponsored enterprise obligations:
Within 1 year	81,616	81,830	1.99
After 10 years	57,118	57,447	2.65
Total government-sponsored enterprise obligations	138,734	139,277	2.26
State and municipal obligations:
Within 1 year	51,230	51,540	2.55
After 1 but within 5 years	740,283	763,396	2.42
After 5 but within 10 years	377,009	395,014	2.56
After 10 years	57,010	57,977	2.92
Total state and municipal obligations	1,225,532	1,267,927	2.49
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,893,247	3,937,964	2.87
Non-agency mortgage-backed securities	796,451	809,782	2.98
Asset-backed securities	1,228,151	1,233,489	2.61
Total mortgage and asset-backed securities	5,917,849	5,981,235	2.83
Other debt securities:
Within 1 year	51,998	52,180
After 1 but within 5 years	218,950	222,770
After 5 but within 10 years	54,607	56,461
Total other debt securities	325,555	331,411
Total available for sale debt securities	$8,435,531	$8,571,626

* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $461.8 million, at fair value, at December 31, 2019. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are $9.9 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates.

For debt securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. government and federal agency obligations	$827,861	$23,957	$(42)	$851,776
Government-sponsored enterprise obligations	138,734	730	(187)	139,277
State and municipal obligations	1,225,532	42,427	(32)	1,267,927
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,893,247	50,890	(6,173)	3,937,964
Non-agency mortgage-backed securities	796,451	14,036	(705)	809,782
Asset-backed securities	1,228,151	11,056	(5,718)	1,233,489
Total mortgage and asset-backed securities	5,917,849	75,982	(12,596)	5,981,235
Other debt securities	325,555	5,863	(7)	331,411
Total	$8,435,531	$148,959	$(12,864)	$8,571,626
December 31, 2018
U.S. government and federal agency obligations	$914,486	$4,545	$(11,379)	$907,652
Government-sponsored enterprise obligations	199,470	55	(3,747)	195,778
State and municipal obligations	1,322,785	10,284	(5,030)	1,328,039
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,253,433	9,820	(48,268)	3,214,985
Non-agency mortgage-backed securities	1,053,854	6,641	(12,779)	1,047,716
Asset-backed securities	1,518,976	3,849	(11,211)	1,511,614
Total mortgage and asset-backed securities	5,826,263	20,310	(72,258)	5,774,315
Other debt securities	339,595	72	(7,410)	332,257
Total	$8,602,599	$35,266	$(99,824)	$8,538,041

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or those which have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Inputs to these models include factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral (including current delinquencies). Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At December 31, 2019, the fair value of securities on this watch list was $51.6 million compared to $57.7 million at December 31, 2018.

As of December 31, 2019, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities with a current par value of $17.5 million. These securities, which are part of the watch list mentioned above, had an aggregate fair value of $13.1 million at December 31, 2019. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $13.3 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at December 31, 2019 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	9%	-	52%
Credit support	0%	-	20%
Loss severity	8%	-	63%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

(In thousands)	2019	2018	2017
Cumulative OTTI credit losses at January 1	$14,092	$14,199	$14,080
Credit losses on debt securities for which impairment was not previously recognized	48	58	111
Credit losses on debt securities for which impairment was previously recognized	85	10	274
Increase in expected cash flows that are recognized over remaining life of security	(950)	(175)	(266)
Cumulative OTTI credit losses at December 31	$13,275	$14,092	$14,199

Debt securities with unrealized losses recorded in AOCI are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government and federal agency obligations	$31,787	$21	$25,405	$21	$57,192	$42
Government-sponsored enterprise obligations	6,155	187	—	—	6,155	187
State and municipal obligations	6,700	31	1,554	1	8,254	32
Mortgage and asset-backed securities:
Agency mortgage-backed securities	652,352	5,306	147,653	867	800,005	6,173
Non-agency mortgage-backed securities	102,931	254	189,747	451	292,678	705
Asset-backed securities	330,876	3,610	152,461	2,108	483,337	5,718
Total mortgage and asset-backed securities	1,086,159	9,170	489,861	3,426	1,576,020	12,596
Other debt securities	5,496	4	997	3	6,493	7
Total	$1,136,297	$9,413	$517,817	$3,451	$1,654,114	$12,864
December 31, 2018
U.S. government and federal agency obligations	$317,699	$6,515	$116,728	$4,864	$434,427	$11,379
Government-sponsored enterprise obligations	—	—	188,846	3,747	188,846	3,747
State and municipal obligations	157,838	704	257,051	4,326	414,889	5,030
Mortgage and asset-backed securities:
Agency mortgage-backed securities	330,933	1,502	1,927,268	46,766	2,258,201	48,268
Non-agency mortgage-backed securities	207,506	1,085	657,685	11,694	865,191	12,779
Asset-backed securities	147,997	728	813,427	10,483	961,424	11,211
Total mortgage and asset-backed securities	686,436	3,315	3,398,380	68,943	4,084,816	72,258
Other debt securities	51,836	564	260,682	6,846	312,518	7,410
Total	$1,213,809	$11,098	$4,221,687	$88,726	$5,435,496	$99,824

The available for sale debt portfolio included $1.7 billion of securities that were in a loss position at December 31, 2019, compared to $5.4 billion at December 31, 2018. The total amount of unrealized loss on these securities was $12.9 million at December 31, 2019, a decrease of $87.0 million compared to the unrealized loss at December 31, 2018. This decrease in losses was mainly due to a declining interest rate environment.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Year Ended December 31
(In thousands)	2019	2018	2017
Proceeds from sales of securities:
Available for sale debt securities	$402,103	$667,227	$779,793
Equity securities	3,856	41,637	10,953
Other	7,244	—	1,634
Total proceeds	$413,203	$708,864	$792,380

Investment securities gains (losses), net:
Available for sale debt securities:
Losses realized on called bonds	$—	$—	$(254)
Gains realized on sales	2,354	448	592
Losses realized on sales	(2,568)	(10,101)	(10,287)
Other-than-temporary impairment recognized on debt securities	(133)	(68)	(385)
Equity securities:
Gains realized on donations of securities	—	—	31,074
Gains realized on sales	3,262	1,759	10,653
Losses realized on sales	—	(8,917)	(10)
Fair value adjustments, net	344	2,542	—
Other:
Gains realized on sales	1,094	—	381
Losses realized on sales	—	—	(880)
Fair value adjustments, net	(727)	13,849	(5,833)
Total investment securities gains (losses), net	$3,626	$(488)	$25,051

Investment securities with a fair value of $4.3 billion were pledged at both December 31, 2019 and 2018 to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $204.9 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4. Premises and Equipment
Premises and equipment consist of the following at December 31, 2019 and 2018:

(In thousands)	2019	2018
Land	$91,678	$91,603
Buildings and improvements	566,177	545,510
Equipment	237,047	226,666
Right of use leased assets	28,195	—
Total	923,097	863,779
Less accumulated depreciation	552,460	530,660
Net premises and equipment	$370,637	$333,119

Depreciation expense of $30.8 million in 2019, $28.6 million in 2018 and $29.1 million in 2017, was included in occupancy expense and equipment expense in the consolidated statements of income. Repairs and maintenance expense of $17.0 million, $16.9 million and $16.4 million for 2019, 2018 and 2017, respectively, was included in occupancy expense and equipment expense. There has been no interest expense capitalized on construction projects in the past three years.

Right of use leased assets are comprised mainly of operating leases for branches, office space, ATM locations, and certain equipment, as described in Note 6.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2019				December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(29,485)	$—	$1,785	$31,270	$(28,954)	$—	$2,316
Mortgage servicing rights	12,942	(4,866)	(327)	7,749	10,339	(3,861)	—	6,478
Total	$44,212	$(34,351)	$(327)	$9,534	$41,609	$(32,815)	$—	$8,794

The carrying amount of goodwill and its allocation among segments at December 31, 2019 and 2018 is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2019, 2018 or 2017. Further, the annual assessment of qualitative factors on January 1, 2020 revealed no likelihood of impairment as of that date.

(In thousands)	December 31, 2019	December 31, 2018
Consumer segment	$70,721	$70,721
Commercial segment	67,454	67,454
Wealth segment	746	746
Total goodwill	$138,921	$138,921

Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2019 and 2018 are shown in the following table.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2017	$138,921	$2,965	$4,653
Originations	—	—	2,433
Amortization	—	(649)	(617)
Impairment reversal	—	—	9
Balance at December 31, 2018	138,921	2,316	6,478
Originations	—	—	2,603
Amortization	—	(531)	(1,005)
Impairment	—	—	(327)
Balance at December 31, 2019	$138,921	$1,785	$7,749

Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment at a tranche level, and if impairment is indicated, recorded at fair value. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. At December 31, 2019, temporary impairment of $327 thousand had been recognized. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 17 on Fair Value Measurements.
Aggregate amortization expense on intangible assets for the years ended December 31, 2019, 2018 and 2017 was $1.5 million, $1.3 million and $1.3 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2019. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2020	$1,507
2021	1,286
2022	1,099
2023	919
2024	770

6. Leases
The Company adopted ASU 2016-02, "Leases", and its related amendments on January 1, 2019 using a modified retrospective approach. The Company's leasing activities include leasing certain real estate and equipment, providing lease financing to commercial customers, and leasing office space to third parties. The Company adopted the package of practical expedients permitted within the new standard, along with the lease component expedient for all lease classes and the disclosure expedient. The Company uses the FHLB fixed-advance rate at lease commencement or at any subsequent remeasurement event date based on the remaining lease term to calculate the liability for each lease.

Lessee
The Company primarily has operating leases for branches, office space, ATM locations, and certain equipment. As of December 31, 2019, the right-of-use asset for operating leases, reported within premises and equipment, net, and lease liability, reported within other liabilities, recognized on the Company's consolidated balance sheets totaled $26.3 million and $27.0 million, respectively. Total lease cost for the year ended December 31, 2019 was $7.3 million. For leases with a term of 12 months or less, an election was made not to recognize lease assets and lease liabilities for all asset classes, and to recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining terms of 1 month to 34 years, most of which contain renewal options. However, the renewal options are generally not included in the leased asset or liability because the option exercises are uncertain.

The maturities of operating leases are included in the table below.

(in thousands)	Operating Leases(1)
2020	$5,913
2021	5,001
2022	4,304
2023	3,802
2024	2,530
After 2024	12,600
Total lease payments	$34,150
Less: Interest(2)	7,126
Present value of lease liabilities	$27,024
(1) Excludes $6.5 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Calculated using the interest rate for each lease.

The following table presents the average lease term and discount rate of operating leases.

December 31, 2019
Weighted-average remaining lease term	11.7 years
Weighted-average discount rate	3.67%

Supplemental cash flow information related to operating leases is included in the table below.

For the Year Ended December 31
(in thousands)	2019
Operating cash paid toward lease liabilities	$5,989
Leased assets obtained in exchange for new lease liabilities	$3,958

The Company adopted the new lease standard using the effective date as the date of initial application as noted above, and as required, the table below provides the disclosure for periods prior to adoption. Under ASC Topic 840, Leases, rent expense amounted to $7.7 million and $7.3 million in 2018 and 2017, respectively. Future minimum lease payments as of December 31, 2018 are shown below, which include leases that have not yet commenced.

(in thousands)
Year Ended December 31	Total
2019	$5,763
2020	4,817
2021	4,055
2022	3,598
2023	3,273
After	15,161
Total minimum lease payments	$36,667

Lessor
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or to expand the leased space, and currently the leases have remaining terms of 1 month to 8 years.

The following table provides the components of lease income.

For the Year Ended December 31
(in thousands)	2019
Direct financing and sales-type leases	24,062
Operating leases(1)	7,951
Total lease income	$32,013
    (1) Includes rent of $75 thousand from Tower Properties Company, a related party.

The following table presents the components of the net investments in direct financing and sales-type leases.

(in thousands)	December 31, 2019
Lease payment receivable	$738,809
Unguaranteed residual assets	53,408
Total net investments in direct financing and sales-type leases	$792,217
Deferred origination cost	3,609
Total net investment included within business loans	$795,826

The maturities of lease receivables are included in the table below.

(in thousands)	Direct Financing and Sale-Type Leases	Operating Leases	Total
2020	$224,297	$7,564	$231,861
2021	177,143	7,511	184,654
2022	136,787	13,816	150,603
2023	92,813	5,536	98,349
2024	58,773	4,811	63,584
After 2024	114,188	8,643	122,831
Total lease receipts	804,001	$47,881	$851,882
Less: Net present value adjustment	65,192
Present value of lease receipts	$738,809

7. Deposits
At December 31, 2019, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
Due in 2020	$1,727,042
Due in 2021	229,487
Due in 2022	27,205
Due in 2023	14,387
Due in 2024	9,838
Thereafter	53
Total	$2,008,012

The following table shows a detailed breakdown of the maturities of certificates of deposit, by size category, at December 31, 2019.

(In thousands)	Certificates of Deposit under $100,000	Certificates of Deposit over $100,000	Total
Due in 3 months or less	$117,635	$632,064	$749,699
Due in over 3 through 6 months	144,309	286,240	430,549
Due in over 6 through 12 months	223,756	323,038	546,794
Due in over 12 months	140,457	140,513	280,970
Total	$626,157	$1,381,855	$2,008,012

The aggregate amount of certificates of deposit that exceeded the $250,000 FDIC insurance limit totaled $1.1 billion at December 31, 2019.

8. Borrowings
At December 31, 2019, the Company's borrowings primarily consisted of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). The following table sets forth selected information for federal funds purchased and repurchase agreements.

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2019	.8%	1.6%	$1,822,098	$2,394,294	$1,850,772
2018	.9	1.3	1,514,144	1,981,761	1,956,389
2017	.8	.7	1,462,387	1,984,071	1,507,138

Federal funds purchased and repurchase agreements comprised the majority of the Company's short-term borrowings (borrowings with an original maturity of less than one year) at December 31, 2019, and $1.8 billion of these borrowings were repurchase agreements, which generally have one day maturities and are mainly comprised of non-insured customer funds secured by a portion of the Company's investment portfolio. Additional information about the securities pledged for repurchase agreements is provided in Note 20 on Resale and Repurchase Agreements.

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. At December 31, 2019, the Bank had no outstanding advances from the FHLB. The FHLB also issues letters of credit to secure the Bank's obligations to certain depositors of public funds, which totaled $396.6 million at December 31, 2019.

9. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2019, 2018 and 2017 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2019:
U.S. federal	$82,556	$11,388	$93,944
State and local	12,323	2,807	15,130
Total	$94,879	$14,195	$109,074
Year ended December 31, 2018:
U.S. federal	$90,390	$3,220	$93,610
State and local	10,223	2,116	12,339
Total	$100,613	$5,336	$105,949
Year ended December 31, 2017:
U.S. federal	$89,154	$12,190	$101,344
State and local	7,735	1,427	9,162
Total	$96,889	$13,617	$110,506

The components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended December 31, 2019, 2018 and 2017 were as follows:

(In thousands)	2019	2018	2017
Unrealized gain (loss) on available for sale debt securities	$50,163	$(18,634)	$2,104
Change in fair value on cash flow hedges	7,818	2,286	—
Accumulated pension (benefit) loss	389	222	(184)
Income tax (benefit) expense allocated to stockholders’ equity	$58,370	$(16,126)	$1,920

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows:

(In thousands)	2019	2018
Deferred tax assets:
Loans, principally due to allowance for loan losses	$39,130	$39,169
Unrealized loss on available for sale debt securities	—	16,140
Equity-based compensation	7,554	7,609
Deferred compensation	6,662	5,911
Unearned fee income	5,053	4,125
Accrued expenses	4,270	2,152
Other	4,057	4,640
Total deferred tax assets	66,726	79,746
Deferred tax liabilities:
Equipment lease financing	68,814	55,738
Unrealized gain on available for sale debt securities	34,024	—
Land, buildings and equipment	17,202	14,207
Cash flow hedges	9,015	2,104
Intangibles	6,491	5,973
Other	7,331	5,309
Total deferred tax liabilities	142,877	83,331
Net deferred tax liabilities	$(76,151)	$(3,585)

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate and the Company's actual income tax expense is provided below. The federal statutory tax rate was 21% in 2019 and 2018, and 35% in 2017. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(In thousands)	2019	2018	2017
Computed “expected” tax expense	$111,364	$113,293	$150,461
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(10,973)	(11,502)	(20,295)
Contribution of appreciated securities	—	—	(10,864)
State and local income taxes, net of federal tax benefit	11,953	9,748	5,955
Tax reform enactment	—	—	(6,753)
Share-based award payments	(3,337)	(3,928)	(6,613)
Other	67	(1,662)	(1,385)
Total income tax expense	$109,074	$105,949	$110,506

The gross amount of unrecognized tax benefits was $1.4 million and $1.3 million at December 31, 2019 and 2018, respectively, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.1 million and $993 thousand, respectively. The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2019 and 2018 was as follows:

(In thousands)	2019	2018
Unrecognized tax benefits at beginning of year	$1,257	$1,208
Gross increases – tax positions in prior period	18	31
Gross decreases – tax positions in prior period	(4)	—
Gross increases – current-period tax positions	361	322
Lapse of statute of limitations	(260)	(304)
Unrecognized tax benefits at end of year	$1,372	$1,257

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2016 through 2019 remain open to examination for U.S. federal income tax and for major state taxing jurisdictions.

10. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2019	2018	2017
Payroll taxes	$26,959	$25,712	$24,402
Medical plans	29,635	27,030	25,143
401(k) plan	15,810	14,986	14,244
Pension plans	605	651	704
Other	3,049	2,918	2,883
Total employee benefits	$76,058	$71,297	$67,376

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

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. No contributions to the defined benefit plan were made in 2019 or 2018. The Company made a discretionary contribution of $5.5 million to its defined benefit pension plan in 2017 in order to reduce pension guarantee premiums. The minimum required contribution for 2020 is expected to be zero. The Company does not expect to make any further contributions in 2020 other than the necessary funding contributions to the CERP. Contributions to the CERP were $25 thousand, $24 thousand and $439 thousand during 2019, 2018 and 2017, respectively.
The following items are components of the net pension cost for the years ended December 31, 2019, 2018 and 2017.

(In thousands)	2019	2018	2017
Service cost-benefits earned during the year	$607	$651	$621
Interest cost on projected benefit obligation	4,198	3,756	3,826
Expected return on plan assets	(4,842)	(5,255)	(5,785)
Amortization of prior service cost	(271)	(271)	(271)
Amortization of unrecognized net loss	2,288	2,267	2,313
Net periodic pension cost	$1,980	$1,148	$704

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2019 and 2018.

(In thousands)	2019	2018
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$112,063	$120,667
Service cost	607	651
Interest cost	4,198	3,756
Benefits paid	(7,016)	(6,622)
Actuarial (gain) loss	10,750	(6,389)
Projected benefit obligation at valuation date	120,602	112,063
Change in plan assets
Fair value of plan assets at prior valuation date	99,418	108,260
Actual return on plan assets	15,129	(2,244)
Employer contributions	25	24
Benefits paid	(7,016)	(6,622)
Fair value of plan assets at valuation date	107,556	99,418
Funded status and net amount recognized at valuation date	$(13,046)	$(12,645)

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $120.6 million and $112.1 million for the combined plans on December 31, 2019 and 2018, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2019 and 2018 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2019	2018
Prior service cost	$1,265	$1,535
Accumulated loss	(30,516)	(32,342)
Accumulated other comprehensive loss	(29,251)	(30,807)
Cumulative employer contributions in excess of net periodic benefit cost	16,205	18,162
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(13,046)	$(12,645)
Net loss arising during period	(461)	(1,110)
Amortization of net loss	2,288	2,267
Amortization of prior service cost	(271)	(271)
Total recognized in other comprehensive income	$1,556	$886
Total expense recognized in net periodic pension cost and other comprehensive income	$(424)	$(262)

The estimated net loss and prior service cost to be amortized from accumulated other comprehensive income into net periodic pension cost in 2020 is $1.9 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2019	2018	2017
Determination of benefit obligation at year end:
Effective discount rate for benefit obligations	3.07%	4.14%	3.57%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Effective discount rate for benefit obligations	4.13%	3.57%	3.95%
Effective rate for interest on benefit obligations	3.81%	3.28%	3.28%
Long-term rate of return on assets	5.00%	5.00%	6.00%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2019 and 2018. Information about the valuation techniques and inputs used to measure fair value are provided in Note 17 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
U.S. government obligations	$4,746	$4,746	$—	$—
Government-sponsored enterprise obligations (a)	1,302	—	1,302	—
State and municipal obligations	8,612	—	8,612	—
Agency mortgage-backed securities (b)	8,892	—	8,892	—
Non-agency mortgage-backed securities	3,919	—	3,919	—
Asset-backed securities	5,093	—	5,093	—
Corporate bonds (c)	39,663	—	39,663	—
Equity securities and mutual funds: (d)
Mutual funds	6,315	6,315	—	—
Common stocks	22,552	22,552	—	—
International developed markets funds	4,674	4,674	—	—
Emerging markets funds	1,788	1,788	—	—
Total	$107,556	$40,075	$67,481	$—
December 31, 2018
Assets:
U.S. government obligations	$2,994	$2,994	$—	$—
Government-sponsored enterprise obligations (a)	1,200	—	1,200	—
State and municipal obligations	8,299	—	8,299	—
Agency mortgage-backed securities (b)	8,209	—	8,209	—
Non-agency mortgage-backed securities	4,398	—	4,398	—
Asset-backed securities	3,520	—	3,520	—
Corporate bonds (c)	37,207	—	37,207	—
Equity securities and mutual funds: (d)
Mutual funds	8,645	8,645	—	—
Common stocks	18,173	18,173	—	—
International developed markets funds	5,046	5,046	—	—
Emerging markets funds	1,727	1,727	—	—
Total	$99,418	$36,585	$62,833	$—

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

(d)
This category represents investments in individual common stocks and equity funds. These holdings are diversified, largely across the financial services, technology services, healthcare, electronic technology, and producer manufacturing industries.

The investment policy of the pension plan is designed for growth in principal, within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines, which may change from time to time, regarding the types and percentages of investments held. Currently, the policy includes guidelines such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2019. Under the current policy, the long-term investment target mix for the plan is 35% equity securities and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2019 pension plan expense was 5.0%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The 10-year annualized return for the Company’s pension plan was 7.3%. During 2019, the plan’s assets gained 14.8% of their value, compared to a loss of 1.7% in 2018. Returns for any plan year may be affected by changes in the stock market and interest rates. The Company expects to incur pension expense of $402 thousand in 2020, compared to $2.0 million in 2019.

The Company utilizes mortality tables published by the Society of Actuaries to incorporate mortality assumptions into the measurement of the pension benefit obligation. At December 31, 2019, the Company utilized an updated mortality table and projection scale, which decreased the pension benefit obligation on that date by approximately $1.1 million.

The following future benefit payments are expected to be paid:

(In thousands)
2020	$7,281
2021	7,430
2022	7,409
2023	7,467
2024	7,371
2025 - 2029	35,721

11. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan that allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the past three years, stock-based compensation has been issued in the form of nonvested stock awards and stock appreciation rights. At December 31, 2019, 2,249,326 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $13.9 million, $12.8 million and $12.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.0 million, $3.2 million and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Nonvested Restricted Stock Awards
Nonvested stock is awarded to key employees by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 4 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant of restricted stock awards. A summary of the status of the Company’s nonvested share awards as of December 31, 2019 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	1,239,970	$41.18
Granted	217,182	58.82
Vested	(339,618)	31.33
Forfeited	(13,323)	47.41
Nonvested at December 31, 2019	1,104,211	$47.57

The total fair value (at vest date) of shares vested during 2019, 2018 and 2017 was $19.9 million, $21.5 million and $23.8 million, respectively.

Stock Appreciation Rights
Stock appreciation rights (SARs) are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs generally vest ratably over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. A summary of SAR activity during 2019 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,119,405	$38.30
Granted	196,129	58.82
Forfeited	(5,935)	49.67
Expired	(1,917)	37.00
Exercised	(257,866)	32.30
Outstanding at December 31, 2019	1,049,816	$43.55	6.6	years	$25,601
Exercisable at December 31, 2019	557,763	$36.16	5.3	years	$17,728

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

	2019	2018	2017
Weighted per share average fair value at grant date	$11.35	$11.28	$10.83
Assumptions:
Dividend yield	1.7%	1.6%	1.6%
Volatility	19.8%	20.6%	21.1%
Risk-free interest rate	2.6%	2.7%	2.4%
Expected term	6.0 years	6.6 years	7.0 years

Additional information about stock options and SARs exercised is presented below.

(In thousands)	2019	2018	2017
Intrinsic value of options and SARs exercised	$7,109	$9,632	$9,310
Tax benefit realized from options and SARs exercised	$1,385	$1,928	$2,698

As of December 31, 2019, there was $27.7 million of unrecognized compensation cost related to unvested SARs and stock awards. This cost is expected to be recognized over a weighted average period of approximately 3.0 years.

Directors Stock Purchase Plan
The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 33,914 at December 31, 2019. In 2019, 21,904 shares were purchased at an average price of $61.14, and in 2018, 32,454 shares were purchased at an average price of $54.92.
* All share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2019.

12. Accumulated Other Comprehensive Income (Loss)
The table below shows the activity and accumulated balances for components of other comprehensive income (loss). The largest component is the unrealized holding gains and losses on available for sale debt securities. Unrealized gains and losses on debt securities for which an other-than-temporary impairment (OTTI) has been recorded in current earnings are shown separately below. Another component is the amortization from other comprehensive income of losses associated with pension benefits, which occurs as the losses are included in current net periodic pension cost. The remaining component is gains in fair value on certain interest rate floors that have been designated as cash flow hedging instruments.

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Unrealized Gains on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2019	$3,861	$(52,278)	$(23,107)	$6,855	$(64,669)
Other comprehensive income (loss) before reclassifications	(975)	201,280	(461)	27,481	227,325
Amounts reclassified from accumulated other comprehensive income	133	215	2,017	3,793	6,158
Current period other comprehensive income (loss), before tax	(842)	201,495	1,556	31,274	233,483
Income tax (expense) benefit	210	(50,373)	(389)	(7,818)	(58,370)
Current period other comprehensive income (loss), net of tax	(632)	151,122	1,167	23,456	175,113
Transfer of unrealized gain on securities for which impairment was not previously recognized	35	(35)	—	—	—
Balance December 31, 2019	$3,264	$98,809	$(21,940)	$30,311	$110,444
Balance January 1, 2018	$3,411	$30,326	$(19,629)	$—	$14,108
ASU 2018-02 Reclassification of tax rate change	715	6,359	(4,142)	—	2,932
ASU 2016-01 Reclassification of unrealized gain on equity securities	—	(33,320)	—	—	(33,320)
Other comprehensive income (loss) before reclassifications	(438)	(73,725)	(1,110)	8,381	(66,892)
Amounts reclassified from accumulated other comprehensive income	68	(447)	1,996	760	2,377
Current period other comprehensive income (loss), before tax	(370)	(74,172)	886	9,141	(64,515)
Income tax (expense) benefit	93	18,541	(222)	(2,286)	16,126
Current period other comprehensive income (loss), net of tax	(277)	(55,631)	664	6,855	(48,389)
Transfer of unrealized gain on securities for which impairment was not previously recognized	12	(12)	—	—	—
Balance December 31, 2018	$3,861	$(52,278)	$(23,107)	$6,855	$(64,669)
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

13. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial, and Wealth. The Consumer segment includes the consumer portion of the retail branch network (loans, deposits and other personal banking services), indirect and other consumer financing, and consumer debit and credit card loan and fee businesses. Residential mortgage origination, sales and servicing functions are included in this consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment. The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The Commercial segment also includes the Capital Markets Group, which sells fixed income securities and provides securities safekeeping and bond accounting services. The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services. This segment also provides various loan and deposit related services to its private banking customers.
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

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2019:
Net interest income	$315,782	$342,736	$48,058	$706,576	$114,717	$821,293
Provision for loan losses	(44,987)	(4,204)	(174)	(49,365)	(1,073)	(50,438)
Non-interest income	135,257	203,952	183,589	522,798	1,905	524,703
Investment securities gains, net	—	—	—	—	3,626	3,626
Non-interest expense	(297,581)	(308,686)	(124,123)	(730,390)	(37,008)	(767,398)
Income before income taxes	$108,471	$233,798	$107,350	$449,619	$82,167	$531,786
Year ended December 31, 2018:
Net interest income	$294,798	$344,972	$46,946	$686,716	$137,109	$823,825
Provision for loan losses	(40,571)	(1,134)	32	(41,673)	(1,021)	(42,694)
Non-interest income	126,253	202,527	173,026	501,806	(465)	501,341
Investment securities losses, net	—	—	—	—	(488)	(488)
Non-interest expense	(286,181)	(297,847)	(123,568)	(707,596)	(30,225)	(737,821)
Income before income taxes	$94,299	$248,518	$96,436	$439,253	$104,910	$544,163
Year ended December 31, 2017:
Net interest income	$276,891	$329,087	$47,264	$653,242	$80,437	$733,679
Provision for loan losses	(40,619)	205	(41)	(40,455)	(4,789)	(45,244)
Non-interest income	121,362	184,577	158,175	464,114	(2,851)	461,263
Investment securities gains, net	—	—	—	—	25,051	25,051
Non-interest expense	(274,225)	(281,845)	(120,461)	(676,531)	(67,812)	(744,343)
Income before income taxes	$83,409	$232,024	$84,937	$400,370	$30,036	$430,406

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

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Average balances for 2019:
Assets	$2,375,326	$9,486,074	$1,288,806	$13,150,206	$12,063,319	$25,213,525
Loans, including held for sale	2,239,100	9,250,645	1,276,839	12,766,584	1,476,630	14,243,214
Goodwill and other intangible assets	79,055	68,109	746	147,910	—	147,910
Deposits	10,236,257	7,848,367	1,832,418	19,917,042	(7,151)	19,909,891
Average balances for 2018:
Assets	$2,481,060	$9,115,738	$1,243,806	$12,840,604	$11,825,631	$24,666,235
Loans, including held for sale	2,346,166	8,939,696	1,233,780	12,519,642	1,425,930	13,945,572
Goodwill and other intangible assets	78,062	68,300	746	147,108	—	147,108
Deposits	10,210,502	8,029,248	1,871,596	20,111,346	19,906	20,131,252

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

14. Common and Preferred Stock*
On December 18, 2019, the Company distributed a 5% stock dividend on its $5 par common stock for the 26th consecutive year. All per common share data in this report has been restated to reflect the stock dividend.

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

(In thousands, except per share data)	2019	2018	2017
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$421,231	$433,542	$319,383
Less preferred stock dividends	9,000	9,000	9,000
Net income available to common shareholders	412,231	424,542	310,383
Less income allocated to nonvested restricted stock	4,019	4,558	3,848
Net income allocated to common stock	$408,212	$419,984	$306,535
Weighted average common shares outstanding	113,784	116,352	116,375
Basic income per common share	$3.59	$3.61	$2.63
Diluted income per common share:
Net income available to common shareholders	$412,231	$424,542	$310,383
Less income allocated to nonvested restricted stock	4,012	4,547	3,838
Net income allocated to common stock	$408,219	$419,995	$306,545
Weighted average common shares outstanding	113,784	116,352	116,375
Net effect of the assumed exercise of stock-based awards -- based on the treasury stock method using the average market price for the respective periods	282	361	410
Weighted average diluted common shares outstanding	114,066	116,713	116,785
Diluted income per common share	$3.58	$3.60	$2.62

Unexercised stock appreciation rights of 356 thousand, 235 thousand and 167 thousand were excluded from the computation of diluted income per share for the years ended December 31, 2019, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive.

On August 7, 2019, the Company entered into an accelerated share repurchase ("ASR") agreement with Morgan Stanley & Co. LLC (Morgan Stanley). Under this ASR agreement, the Company paid $150.0 million to Morgan Stanley and received from Morgan Stanley 1,994,327 shares of the Company’s common stock, representing approximately 75% of the estimated total number of shares to be delivered by Morgan Stanley at the conclusion of the program. Final settlement occurred on December 30, 2019 at which time the remaining shares, totaling 438,009, were received by the Company. The specific number of shares that the Company ultimately repurchased was based on the volume-weighted-average price per share of the Company’s common stock during the repurchase period.
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
The Company maintains a treasury stock buyback program authorized by its Board of Directors. The most recent authorization in November 2019 approved future purchases of 5,000,000 shares of the Company's common stock. At December 31, 2019, 4,430,958 shares of common stock remained available for purchase under the current authorization.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2019	2018	2017
Shares outstanding at January 1	111,129	106,615	101,461
Issuance of stock:
Awards and sales under employee and director plans	329	416	403
5% stock dividend	5,359	5,305	5,078
Other purchases of treasury stock	(4,670)	(1,194)	(315)
Other	(15)	(13)	(12)
Shares outstanding at December 31	112,132	111,129	106,615

* Except as noted in the above table, all share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2019.

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

	Actual		Minimum Capital Adequacy Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,052,079	15.48%	$1,577,105	8.00%	N.A.	N.A.
Commerce Bank	2,583,676	13.19	1,566,866	8.00	$1,958,583	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,890,322	14.66%	$1,182,829	6.00%	N.A.	N.A.
Commerce Bank	2,421,919	12.37	1,175,150	6.00	$1,566,866	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,745,538	13.93%	$887,122	4.50%	N.A.	N.A.
Commerce Bank	2,421,919	12.37	881,362	4.50	$1,273,079	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,890,322	11.38%	$1,015,771	4.00%	N.A.	N.A.
Commerce Bank	2,421,919	9.57	1,012,232	4.00	$1,265,290	5.00%
December 31, 2018
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,022,023	15.82%	$1,528,317	8.00%	N.A.	N.A.
Commerce Bank	2,655,591	13.98	1,519,169	8.00	$1,898,962	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,861,016	14.98%	$1,146,238	6.00%	N.A.	N.A.
Commerce Bank	2,494,584	13.14	1,139,377	6.00	$1,519,169	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,716,232	14.22%	$859,678	4.50%	N.A.	N.A.
Commerce Bank	2,494,584	13.14	854,533	4.50	$1,234,325	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,861,016	11.52%	$993,564	4.00%	N.A.	N.A.
Commerce Bank	2,494,584	10.07	991,185	4.00	$1,238,981	5.00%

The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier I common capital, 8.0% for Tier I capital, 10.0% for Total capital and 5.0% for the leverage ratio.

At December 31, 2019 and 2018, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

16. Revenue from Contracts with Customers
The Company adopted ASU 2014-09, "Revenue from Contracts with Customers," and its related amendments on January 1, 2018. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended December 31, 2019, approximately 61% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The adoption of ASU 2014-09 did not require any significant change to the Company's revenue recognition processes. However, application of the new guidance resulted in a reclassification of certain bank card related network and rewards costs, previously classified as non-interest expense, to a reduction to non-interest income in the Company’s consolidated statements of income. The reclassification had no effect on prior period net income or net income per share. The Company adopted ASU 2014-09 on a full retrospective basis, in which each prior reporting period has been presented in accordance with the new guidance. The table below shows the effect of this reclassification on bank card fee income and non-interest expense for the year ended December 31, 2017.

	For the year ended December 31, 2017
(In thousands)	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
Non-interest income:
Bank card transaction fees	$180,441	$(25,341)	$155,100
Total non-interest income	486,604	(25,341)	461,263
Non-interest expense:
Data processing and software	$92,246	$(11,248)	$80,998
Other	77,459	(14,093)	63,366
Total non-interest expense	769,684	(25,341)	744,343

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	For the Year Ended December 31
(In thousands)	2019	2018	2017
Bank card transaction fees	$167,879	$171,576	$155,100
Trust fees	155,628	147,964	135,159
Deposit account charges and other fees	95,983	94,517	90,060
Consumer brokerage services	15,804	15,807	14,630
Other non-interest income	48,597	37,440	30,128
Total non-interest income from contracts with customers	483,891	467,304	425,077
Other non-interest income (1)	40,812	34,037	36,186
Total non-interest income	$524,703	$501,341	$461,263
(1) This revenue is not within the scope of ASU 2014-09, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

The following table presents the opening and closing receivable balances for the years ended December 31, 2019 and 2018 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Bank card transaction fees	$13,915	$13,035	$13,315
Trust fees	2,093	2,721	2,802
Deposit account charges and other fees	6,523	6,107	5,597
Consumer brokerage services	596	559	380

For these revenue categories, none of the transaction price has been allocated to performance obligations that are unsatisfied as of the end of a reporting period. A description of these revenue categories follows.

Bank Card Transaction Fees
The following table presents the components of bank card fee income.

	For the Years Ended December 31
(In thousands)	2019	2018	2017
Debit card:
Fee income	$42,106	$41,522	$40,134
Expense for network charges	(2,081)	(1,784)	(4,498)
Net debit card fees	40,025	39,738	35,636

Credit card:
Fee income	27,416	26,799	25,275
Expense for network charges and rewards	(13,239)	(13,834)	(10,699)
Net credit card fees	14,177	12,965	14,576

Corporate card:
Fee income	196,984	199,651	179,642
Expense for network charges and rewards	(102,596)	(100,011)	(94,823)
Net corporate card fees	94,388	99,640	84,819

Merchant:
Fee income	31,517	30,241	31,863
Fees to cardholder banks	(8,779)	(7,831)	(8,228)
Expense for network charges	(3,449)	(3,177)	(3,566)
Net merchant fees	19,289	19,233	20,069
Total bank card transaction fees	$167,879	$171,576	$155,100

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

Merchant Fees
The Company offers merchant processing services to its business customers to enable them to accept credit and debit card payments. Merchant processing activities include gathering merchant sales information, authorizing sales transactions and collecting the funds from card issuers using the networks. The merchant is charged a merchant discount fee for the services based on agreed upon pricing between the merchant and the Company. Merchant fees are recorded net of outgoing interchange costs paid to the card issuing banks and net of other network costs as shown in the table above.

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

Trust Fees
The following table shows the components of revenue within trust fees, which are reported within the Wealth segment.

	For the Years Ended December 31
(In thousands)	2019	2018	2017
Private client	$118,832	$111,533	$100,358
Institutional	29,468	29,241	27,477
Other	7,328	7,190	7,324
Total trust fees	$155,628	$147,964	$135,159
The Company provides trust and asset management services to both private client and institutional trust customers including asset custody, investment advice, and reporting and administrative services. Other specialized services such as tax preparation, financial planning, representation and other related services are provided as needed. Trust fees are generally earned monthly and billed based on a rate multiplied by the fair value of the customer's trust assets. The majority of customer trust accounts are billed monthly. However, some accounts are billed quarterly, and a small number of accounts are billed semi-annually or annually, in accordance with agreements in place with the customer. The Company accrues trust fees monthly based on an estimate of fees due and either directly charges the customer’s account the following month or invoices the customer for fees due according to the billing schedule.

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

Deposit Account Charges and Other Fees
The following table shows the components of revenue within deposit account charges and other fees.

	For the Years Ended December 31
(In thousands)	2019	2018	2017
Corporate cash management fees	$41,442	$38,468	$36,044
Overdraft and return item fees	30,596	31,468	30,576
Other service charges on deposit accounts	23,945	24,581	23,440
Total deposit account charges and other fees	$95,983	$94,517	$90,060
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

Consumer Brokerage Services
The following shows the components of revenue within consumer brokerage services, and nearly all of this revenue is reported in the Company's Wealth segment.

	For the Years Ended December 31
(In thousands)	2019	2018	2017
Commission income	$9,071	$8,956	$8,400
Managed account services	6,733	6,851	6,230
Total consumer brokerage services	$15,804	$15,807	$14,630
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

Other Non-Interest Income from Contracts with Customers
Other non-interest income from contracts with customers consists mainly of various customer deposit related fees such as ATM fees and gains on sales of tax credits, foreclosed assets, and bank premises and equipment. Performance obligations for these services consist mainly of the execution of transactions for sales of various properties or providing specific deposit related transactions. Fees from these revenue sources are recognized when the performance obligation is completed, at which time cash is received by the Company.

17. Fair Value Measurements
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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Residential mortgage loans held for sale	$9,181	$—	$9,181	$—
Available for sale debt securities:
U.S. government and federal agency obligations	851,776	851,776	—	—
Government-sponsored enterprise obligations	139,277	—	139,277	—
State and municipal obligations	1,267,927	—	1,258,074	9,853
Agency mortgage-backed securities	3,937,964	—	3,937,964	—
Non-agency mortgage-backed securities	809,782	—	809,782	—
Asset-backed securities	1,233,489	—	1,233,489	—
Other debt securities	331,411	—	331,411	—
Trading debt securities	28,161	—	28,161	—
Equity securities	2,929	2,929	—	—
Private equity investments	94,122	—	—	94,122
Derivatives *	105,674	—	105,075	599
Assets held in trust for deferred compensation plan	16,518	16,518	—	—
Total assets	8,828,211	871,223	7,852,414	104,574
Liabilities:
Derivatives *	10,219	—	9,989	230
Liabilities held in trust for deferred compensation plan	16,518	16,518	—	—
Total liabilities	$26,737	$16,518	$9,989	$230
December 31, 2018
Assets:
Residential mortgage loans held for sale	$13,529	$—	$13,529	$—
Available for sale debt securities:
U.S. government and federal agency obligations	907,652	907,652	—	—
Government-sponsored enterprise obligations	195,778	—	195,778	—
State and municipal obligations	1,328,039	—	1,313,881	14,158
Agency mortgage-backed securities	3,214,985	—	3,214,985	—
Non-agency mortgage-backed securities	1,047,716	—	1,047,716	—
Asset-backed securities	1,511,614	—	1,511,614	—
Other debt securities	332,257	—	332,257	—
Trading debt securities	27,059	—	27,059	—
Equity securities	2,585	2,585	—	—
Private equity investments	85,659	—	—	85,659
Derivatives *	41,210	—	40,627	583
Assets held in trust for deferred compensation plan	12,968	12,968	—	—
Total assets	8,721,051	923,205	7,697,446	100,400
Liabilities:
Derivatives *	13,421	—	13,328	93
Liabilities held in trust for deferred compensation plan	12,968	12,968	—	—
Total liabilities	$26,389	$12,968	$13,328	$93

*	The fair value of each class of derivative is shown in Note 19.
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

Valuation of agency pass-through securities, typically issued under GNMA, FNMA, FHLMC, and SBA programs, are primarily derived from information from the to-be-announced (TBA) market. This market consists of generic mortgage pools which have not been received for settlement. Snapshots of the TBA market, using live data feeds distributed by multiple electronic platforms, are used in conjunction with other indices to compute a price based on discounted cash flow models.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
Year ended December 31, 2019:
Balance at January 1, 2019	$14,158	$85,659	$490	$100,307
Total gains or losses (realized/unrealized):
Included in earnings	—	(727)	(93)	(820)
Included in other comprehensive income	246	—	—	246
Investment securities called	(4,635)	—	—	(4,635)
Discount accretion	84	—	—	84
Purchases of private equity securities	—	15,706	—	15,706
Sale / pay down of private equity securities	—	(6,548)	—	(6,548)
Capitalized interest/dividends	—	32	—	32
Purchase of risk participation agreement	—	—	439	439
Sale of risk participation agreement	—	—	(467)	(467)
Balance at December 31, 2019	$9,853	$94,122	$369	$104,344
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2019	$—	$(2,177)	$457	$(1,720)
Year ended December 31, 2018:
Balance at January 1, 2018	$17,016	$55,752	$503	$73,271
Total gains or losses (realized/unrealized):
Included in earnings	—	13,849	105	13,954
Included in other comprehensive income	(274)	—	—	(274)
Investment securities called	(2,616)	—	—	(2,616)
Discount accretion	32	—	—	32
Purchases of private equity securities	—	16,395	—	16,395
Sale / pay down of private equity securities	—	(371)	—	(371)
Capitalized interest/dividends	—	34	—	34
Purchase of risk participation agreement	—	—	61	61
Sale of risk participation agreement	—	—	(179)	(179)
Balance at December 31, 2018	$14,158	$85,659	$490	$100,307
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2018	$—	$13,849	$663	$14,512

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
Year ended December 31, 2019:
Total gains or losses included in earnings	$(77)	$(16)	$(727)	$(820)
Change in unrealized gains or losses relating to assets still held at December 31, 2019	$458	$(1)	$(2,177)	$(1,720)
Year ended December 31, 2018:
Total gains or losses included in earnings	$(45)	$150	$13,849	$13,954
Change in unrealized gains or losses relating to assets still held at December 31, 2018	$535	$128	$13,849	$14,512

Level 3 Inputs
As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $9.9 million at December 31, 2019, while private equity investments, included in other securities, totaled $94.1 million.

Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years
		Estimated market rate	3.4%	-	3.7%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0
Mortgage loan commitments	Discounted cash flow	Probability of funding	47.8%	-	100.0%	83.7%
		Embedded servicing value	—%	-	2.3%	1.2%

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

The fair values of the Company's private equity investments are based on a determination of fair value of the investee company less preference payments assuming the sale of the investee company.  Investee companies are normally non-public entities.  The fair value of the investee company is determined by reference to the investee's total earnings before interest, depreciation/amortization, and income taxes (EBITDA) multiplied by an EBITDA factor.  EBITDA is normally determined based on a trailing prior period adjusted for specific factors including current economic outlook, investee management, and specific unique circumstances such as sales order information, major customer status, regulatory changes, etc.  The EBITDA multiple is based on management's review of published trading multiples for recent private equity transactions and other judgments and is derived for each individual investee.  The fair value of the Company's investment is then calculated based on its ownership percentage in the investee company. On a quarterly basis, these fair value analyses are reviewed by a valuation committee consisting of investment managers and senior Company management.

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

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during 2019 and 2018, and still held as of December 31, 2019 and 2018, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2019 and 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2019
Collateral dependent impaired loans	$422	$—	$—	$422	$(263)
Mortgage servicing rights	7,749	—	—	7,749	(327)
Long-lived assets	1,098	—	—	1,098	(362)
Balance at December 31, 2018
Collateral dependent impaired loans	$294	$—	$—	$294	$(269)
Mortgage servicing rights	6,478	—	—	6,478	9
Long-lived assets	914	—	—	914	(552)

Valuation methods for instruments measured at fair value on a nonrecurring basis
Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans
While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at December 31, 2019 and 2018 are shown in the table above.

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

18. Fair Value of Financial Instruments
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at December 31, 2019 and 2018:

	Carrying Amount	Estimated Fair Value at December 31, 2019
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,565,449	$—	$—	$5,526,303	$5,526,303
Real estate - construction and land	899,377	—	—	898,152	898,152
Real estate - business	2,833,554	—	—	2,849,213	2,849,213
Real estate - personal	2,354,760	—	—	2,333,002	2,333,002
Consumer	1,964,145	—	—	1,938,505	1,938,505
Revolving home equity	349,251	—	—	344,424	344,424
Consumer credit card	764,977	—	—	708,209	708,209
Overdrafts	6,304	—	—	4,478	4,478
Total loans	14,737,817	—	—	14,602,286	14,602,286
Loans held for sale	13,809	—	13,809	—	13,809
Investment securities	8,741,888	854,705	7,738,158	149,025	8,741,888
Securities purchased under agreements to resell	850,000	—	—	869,592	869,592
Interest earning deposits with banks	395,850	395,850	—	—	395,850
Cash and due from banks	491,615	491,615	—	—	491,615
Derivative instruments	105,674	—	105,075	599	105,674
Assets held in trust for deferred compensation plan	16,518	16,518	—	—	16,518
Total	$25,353,171	$1,758,688	$7,857,042	$15,621,502	$25,237,232
Financial Liabilities
Non-interest bearing deposits	$6,890,687	$6,890,687	$—	$—	$6,890,687
Savings, interest checking and money market deposits	11,621,716	11,621,716	—	—	11,621,716
Certificates of deposit	2,008,012	—	—	2,022,629	2,022,629
Federal funds purchased	20,035	20,035	—	—	20,035
Securities sold under agreements to repurchase	1,830,737	—	—	1,831,518	1,831,518
Other borrowings	988	—	988	—	988
Derivative instruments	10,219	—	9,989	230	10,219
Liabilities held in trust for deferred compensation plan	16,518	16,518	—	—	16,518
Total	$22,398,912	$18,548,956	$10,977	$3,854,377	$22,414,310

	Carrying Amount	Estimated Fair Value at December 31, 2018
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,106,427	$—	$—	$5,017,694	$5,017,694
Real estate - construction and land	869,659	—	—	868,274	868,274
Real estate - business	2,875,788	—	—	2,846,095	2,846,095
Real estate - personal	2,127,083	—	—	2,084,370	2,084,370
Consumer	1,955,572	—	—	1,916,627	1,916,627
Revolving home equity	376,399	—	—	365,069	365,069
Consumer credit card	814,134	—	—	756,651	756,651
Overdrafts	15,236	—	—	11,223	11,223
Total loans	14,140,298	—	—	13,866,003	13,866,003
Loans held for sale	20,694	—	20,694	—	20,694
Investment securities	8,698,666	910,237	7,643,290	145,139	8,698,666
Federal funds sold	3,320	3,320	—	—	3,320
Securities purchased under agreements to resell	700,000	—	—	693,228	693,228
Interest earning deposits with banks	689,876	689,876	—	—	689,876
Cash and due from banks	507,892	507,892	—	—	507,892
Derivative instruments	41,210	—	40,627	583	41,210
Assets held in trust for deferred compensation plan	12,968	12,968	—	—	12,968
Total	$24,814,924	$2,124,293	$7,704,611	$14,704,953	$24,533,857
Financial Liabilities
Non-interest bearing deposits	$6,980,298	$6,980,298	$—	$—	$6,980,298
Savings, interest checking and money market deposits	11,685,239	11,685,239	—	—	11,685,239
Certificates of deposit	1,658,122	—	—	1,663,748	1,663,748
Federal funds purchased	13,170	13,170	—	—	13,170
Securities sold under agreements to repurchase	1,943,219	—	—	1,944,458	1,944,458
Other borrowings	8,702	—	7,751	951	8,702
Derivative instruments	13,421	—	13,328	93	13,421
Liabilities held in trust for deferred compensation plan	12,968	12,968	—	—	12,968
Total	$22,315,139	$18,691,675	$21,079	$3,609,250	$22,322,004

19. Derivative Instruments
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

	December 31
(In thousands)	2019	2018
Interest rate swaps	$2,606,181	$2,006,280
Interest rate floors	1,500,000	1,000,000
Interest rate caps	59,316	62,163
Credit risk participation agreements	316,225	143,460
Foreign exchange contracts	10,936	6,206
Mortgage loan commitments	13,755	14,544
Mortgage loan forward sale contracts	1,943	5,768
Forward TBA contracts	17,500	16,500
Total notional amount	$4,525,856	$3,254,921

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

As of December 31, 2019, the Company has entered into three interest rate floors with a combined notional value of $1.5 billion, to hedge the risk of declining interest rates on certain floating rate commercial loans indexed to one month LIBOR. The first interest rate floor has a purchased strike rate of 2.25% and became effective on January 1, 2020 and matures on January 1, 2026. The second interest rate floor has a purchased strike rate of 2.50% and is effective on June 1, 2020 and matures on June 1, 2026. The third interest rate floor has a purchased strike rate of 2.00% and is effective December 15, 2020 and matures on December 15, 2026. The premiums paid for these floors totaled $31.3 million. As of December 31, 2019, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is approximately 7.0 years. The interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of the interest rate floors are recorded in AOCI, net of the amortization of the premium paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of December 31, 2019, net deferred gains on the interest rate floors totaled $40.4 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of December 31, 2019, it is expected that $4.1 million (pre-tax) of interest rate floor premium amortization will be reclassified from AOCI into earnings over the next twelve months.

The Company also contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps through risk participation agreements. The Company’s risks and responsibilities as guarantor are further discussed in Note 21 on Commitments, Contingencies and Guarantees. In addition, the Company enters into foreign exchange contracts, which are mainly comprised of contracts to purchase or deliver foreign currencies for customers at specific future dates.

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

The fair values of the Company’s derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 17 on Fair Value Measurements.

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been offset against the fair values of cleared swaps, such that at December 31, 2019 in the table below, the positive fair values of cleared swaps were reduced by $617 thousand and the negative fair values of cleared swaps were reduced by $28.5 million. At December 31, 2018, the positive fair values of cleared swaps were reduced by $8.1 million and the negative fair values of cleared swaps were reduced by $6.5 million.

	Asset Derivatives		Liability Derivatives
	December 31		December 31
	2019	2018	2019	2018
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$67,192	$29,031	$—	$—
Total derivatives designated as hedging instruments	$67,192	$29,031	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$37,774	$11,537	$(9,916)	$(13,110)
Interest rate caps	4	24	(4)	(24)
Credit risk participation agreements	140	47	(230)	(93)
Foreign exchange contracts	97	20	(32)	(8)
Mortgage loan commitments	459	536	—	—
Mortgage loan forward sale contracts	6	15	(2)	(8)
Forward TBA contracts	2	—	(35)	(178)
Total derivatives not designated as hedging instruments	$38,482	$12,179	$(10,219)	$(13,421)
Total	$105,674	$41,210	$(10,219)	$(13,421)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Total	Included Component	Excluded Component	(In thousands)	Total	Included Component	Excluded Component
For the Year Ended December 31, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors*	$27,481	$50,327	$(22,846)	Interest and fees on loans	$(3,793)	$—	$(3,793)
Total	$27,481	$50,327	$(22,846)	Total	$(3,793)	$—	$(3,793)
For the Year Ended December 31, 2018
Derivatives in cash flow hedging relationships:
Interest rate floors*	$8,381	$—	$8,381	Interest and fees on loans	$(760)	$—	$(760)
Total	$8,381	$—	$8,381	Total	$(760)	$—	$(760)
* No hedging relationship existed during 2017.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2019	2018	2017
Derivative instruments:
Interest rate swaps	Other non-interest income	$4,732	$3,914	$1,978
Interest rate caps	Other non-interest income	—	11	—
Credit risk participation agreements	Other non-interest income	(16)	150	35
Foreign exchange contracts:	Other non-interest income	53	31	(80)
Mortgage loan commitments	Loan fees and sales	(77)	(45)	231
Mortgage loan forward sale contracts	Loan fees and sales	(3)	5	64
Forward TBA contracts	Loan fees and sales	(837)	414	(648)
Total		$3,852	$4,480	$1,580

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

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consist of marketable securities. By contract, these may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash or securities to its clearing agent. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
December 31, 2019
Assets:
Derivatives subject to master netting agreements	$105,147	$—	$105,147	$(8,104)	$(59,525)	$37,518
Derivatives not subject to master netting agreements	527	—	527
Total derivatives	105,674	—	105,674
Liabilities:
Derivatives subject to master netting agreements	10,083	—	10,083	(8,104)	(437)	1,542
Derivatives not subject to master netting agreements	136	—	136
Total derivatives	10,219	—	10,219
December 31, 2018
Assets:
Derivatives subject to master netting agreements	$40,613	$—	$40,613	$(2,992)	$(26,174)	$11,447
Derivatives not subject to master netting agreements	597	—	597
Total derivatives	41,210	—	41,210
Liabilities:
Derivatives subject to master netting agreements	13,333	—	13,333	(2,992)	(261)	10,080
Derivatives not subject to master netting agreements	88	—	88
Total derivatives	13,421	—	13,421

20. Resale and Repurchase Agreements
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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at December 31, 2019 and $450.0 million at December 31, 2018. At December 31, 2019, the Company had posted collateral of $204.3 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.6 million in agency mortgage-backed bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
December 31, 2019
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,030,737	(200,000)	1,830,737	—	(1,830,737)	—
December 31, 2018
Total resale agreements, subject to master netting arrangements	$1,150,000	$(450,000)	$700,000	$—	$(700,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,393,219	(450,000)	1,943,219	—	(1,943,219)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at December 31, 2019 and 2018, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
December 31, 2019
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$526,283	$—	$—	$526,283
Government-sponsored enterprise obligations	32,575	—	—	32,575
Agency mortgage-backed securities	973,774	48,517	227,802	1,250,093
Non-agency mortgage-backed securities	71,399	—	—	71,399
Asset-backed securities	60,012	40,000	—	100,012
Other debt securities	50,375	—	—	50,375
Total repurchase agreements, gross amount recognized	$1,714,418	$88,517	$227,802	$2,030,737
December 31, 2018
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$387,541	$150,000	$100,000	$637,541
Government-sponsored enterprise obligations	18,466	—	—	18,466
Agency mortgage-backed securities	882,744	31,774	213,752	1,128,270
Non-agency mortgage-backed securities	187,740	—	—	187,740
Asset-backed securities	322,680	—	—	322,680
Other debt securities	98,522	—	—	98,522
Total repurchase agreements, gross amount recognized	$1,897,693	$181,774	$313,752	$2,393,219

21. Commitments, Contingencies and Guarantees
The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2019	2018
Commitments to extend credit:
Credit card	$5,063,166	$5,328,502
Other	6,123,264	5,840,967
Standby letters of credit, net of participations	377,338	353,905
Commercial letters of credit	7,050	13,774

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

At December 31, 2019, the Company had recorded a liability in the amount of $2.6 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be accreted into income over the remaining life of the respective commitments. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $377.3 million at December 31, 2019.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2019, purchases and sales of tax credits amounted to $90.6 million and $84.9 million, respectively. At December 31, 2019, the Company had outstanding purchase commitments totaling $160.9 million that it expects to fund in 2020.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2019, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At December 31, 2019, the fair value of the Company's guarantee liability RPAs was $230 thousand, and the notional amount of the underlying swaps was $208.9 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

The Company has various legal proceedings pending at December 31, 2019, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

22. Related Parties
The Company’s Chief Executive Officer, its Executive Chairman, and its former Vice Chairman are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 67% of the outstanding stock of Tower. At December 31, 2019, Tower owned 211,996 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. These payments, with the exception of dividend payments, relate to property management services, including construction oversight, on three Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2019	2018	2017
Leasing agent fees	$154	$133	$32
Operation of parking garages	118	95	82
Building management fees	2,001	1,935	1,954
Property construction management fees	250	136	146
Dividends paid on Company stock held by Tower	210	181	232
Total	$2,733	$2,480	$2,446

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. The line of credit is collateralized by Company stock and based on collateral value had a maximum borrowing amount of approximately $11.5 million at December 31, 2019. There were no borrowings under this line during 2019, and no balance outstanding at December 31, 2019. There were no borrowings during 2018, and the maximum borrowings during 2017 were $5.2 million. There was no balance outstanding at December 31, 2018 or 2017. Interest paid on borrowings during the last three years was not significant. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2019, 2018 or 2017, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2019, 2018 and 2017.

Tower leases office space in the Kansas City bank headquarters building owned by the Company. Rent paid to the Company totaled $75 thousand in 2019, $74 thousand in 2018, and $74 thousand in 2017, at $17.00, $16.69 and $15.75 per square foot, respectively.

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

As discussed in Note 21 on Commitments, Contingencies and Guarantees, the Company regularly purchases various state tax credits arising from third-party property redevelopment and resells the credits to third parties.  During 2019, the Company sold state tax credits to its Executive Chairman, its former Vice Chairman, its Chief Executive Officer, and its Chief Credit Officer in the amount of $865 thousand, $663 thousand, $166 thousand, and $83 thousand, respectively, for personal tax planning. During 2018, the Company sold state tax credits to its Executive Chairman, its former Vice Chairman, and its Chief Executive Officer in the amount of $831 thousand, $759 thousand, and $119 thousand, respectively. During 2017, the Company sold state tax credits to its Executive Chairman, its former Vice Chairman, and its Chief Executive Officer in the amount of $694 thousand, $598 thousand, and $67 thousand, respectively. The terms of the sales and the amounts paid were the same as the terms and amounts paid for similar tax credits by persons not related to the Company.

23. Parent Company Condensed Financial Statements

Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2019	2018
Assets
Investment in consolidated subsidiaries:
Bank	$2,687,692	$2,587,489
Non-banks	71,290	67,538
Cash	301,913	207,462
Investment securities:
Available for sale debt	1,399	2,576
Equity	2,969	3,191
Note receivable due from bank subsidiary	50,000	50,000
Advances to subsidiaries, net of borrowings	26,097	19,867
Income tax benefits	9,973	8,590
Other assets	23,528	23,734
Total assets	$3,174,861	$2,970,447
Liabilities and stockholders’ equity
Pension obligation	$13,028	$12,645
Other liabilities	27,149	26,504
Total liabilities	40,177	39,149
Stockholders’ equity	3,134,684	2,931,298
Total liabilities and stockholders’ equity	$3,174,861	$2,970,447

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2019	2018	2017
Income
Dividends received from consolidated bank subsidiary	$500,000	$200,000	$160,002
Earnings of consolidated subsidiaries, net of dividends	(79,641)	233,785	147,678
Interest and dividends on investment securities	1,698	10,698	2,099
Management fees charged to subsidiaries	36,776	37,688	30,431
Investment securities gains (losses)	3,572	(4,581)	41,717
Net interest income on advances and note to subsidiaries	1,208	1,299	514
Other	4,700	2,390	3,346
Total income	468,313	481,279	385,787
Expense
Salaries and employee benefits	32,882	33,588	33,714
Professional fees	2,050	2,383	2,036
Data processing fees paid to affiliates	3,142	3,341	3,512
Community service	87	152	32,093
Other	13,019	10,729	10,671
Total expense	51,180	50,193	82,026
Income tax benefit	(4,098)	(2,456)	(15,622)
Net income	$421,231	$433,542	$319,383

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2019	2018	2017
Operating Activities
Net income	$421,231	$433,542	$319,383
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	79,641	(233,785)	(147,678)
Other adjustments, net	2,491	2,505	(11,268)
Net cash provided by operating activities	503,363	202,262	160,437
Investing Activities
Decrease in securities purchased under agreements to resell	—	—	155,775
(Increase) decrease in investment in subsidiaries, net	(12)	—	11
Proceeds from sales of investment securities	3,856	41,638	11,006
Proceeds from maturities/pay downs of investment securities	1,150	1,988	2,295
Purchases of investment securities	(63)	(125)	—
Note receivable due from bank subsidiary	—	—	(50,000)
Increase in advances to subsidiaries, net	(6,230)	(5,296)	(9,518)
Net purchases of building improvements and equipment	(235)	(133)	(52)
Net cash provided by (used in) investing activities	(1,534)	38,072	109,517
Financing Activities
Purchases of treasury stock	(134,904)	(75,231)	(17,771)
Accelerated share repurchase agreements	(150,000)	—	—
Issuance of stock under equity compensation plans	(8)	(10)	(8)
Cash dividends paid on common stock	(113,466)	(100,238)	(91,619)
Cash dividends paid on preferred stock	(9,000)	(9,000)	(9,000)
Net cash used in financing activities	(407,378)	(184,479)	(118,398)
Increase in cash	94,451	55,855	151,556
Cash at beginning of year	207,462	151,607	51
Cash at end of year	$301,913	$207,462	$151,607
Income tax receipts, net	$(2,337)	$(1,965)	$(8,991)

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

At December 31, 2019, the fair value of the investment securities held by the Parent consisted of investments of $2.8 million in preferred stock with readily determinable fair values, $188 thousand in equity securities that do not have readily determinable fair values, and $1.4 million in non-agency mortgage-backed securities.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

Opinion on Internal Control Over Financial Reporting
We have audited Commerce Bancshares, Inc.'s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2020

Item 9b.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers, directors, and corporate governance is included at the end of Part I of this Form 10-K under the caption “Information about the Company's Executive Officers” and under the captions “Proposal One - Election of the 2023 Class of Directors”, “Delinquent Section 16(a) Reports”, “Audit and Risk Committee Report”, “Committees of the Board" and "Shareholder Proposals and Nominations" in the definitive proxy statement, which is incorporated herein by reference.

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
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Election of the 2023 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

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

3 —Articles of Incorporation and By-Laws:

(1) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated May 7, 2019, and the same are hereby incorporated by reference.

(2) By-Laws, as amended, were filed in annual report on Form 10-K (Commission file number 1-36502) dated February 25, 2020, and the same are hereby incorporated by reference.

4 — Instruments defining the rights of security holders, including indentures:

(1) Pursuant to paragraph (b)(4)(iii) of Item 601 Regulation S-K, Registrant will furnish to the Commission upon request copies of long-term debt instruments.
(2) Description of Commerce Bancshares, Inc. registered securities.

10 — Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

(1) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2019, was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 21, 2019, and the same is hereby incorporated by reference.

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

(4) 2009 Form of Severance Agreement between Commerce Bancshares, Inc. and the persons listed at the end of such agreement was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 24, 2015, and the same is hereby incorporated by reference.

(5) 2015 Form of Severance Agreement between Commerce Bancshares, Inc. and the persons listed at the end of such agreement was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 24, 2015, and the same is hereby incorporated by reference.

(6) 2009 Form of Severance Agreement between Commerce Bancshares, Inc. and the persons listed at the end of such agreement was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 21, 2019, and the same is hereby incorporated by reference.

(7) Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 8, 2001, and the same is hereby incorporated by reference.

(8) Commerce Bancshares, Inc. 2020 Compensatory Arrangements with CEO and Named Executive Officers were filed in amended current report on Form 8-K (Commission file number 1-36502) dated February 7, 2020, and the same is hereby incorporated by reference.

(9) Commerce Bancshares, Inc. Amended and Restated 2005 Equity Incentive Plan, amended and restated as of April 17, 2013 (incorporated by reference to Exhibit 10(j) to Commerce Bancshares, Inc.'s Form 8-K dated April 23, 2013).

(9)(1) Amendment No. 1 dated November 12, 2018 to Commerce Bancshares, Inc. Amended and Restated 2005 Equity Incentive Plan, amended and restated as of April 17, 2013, was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 21, 2019.

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

(15) Form of Notice of Grant of Award and Award Agreement for Restricted Stock, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 21, 2019, and the same is hereby incorporated by reference.

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
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 25th day of February 2020.

COMMERCE BANCSHARES, INC.

By:	/s/ THOMAS J. NOACK
Thomas J. Noack
Senior Vice President & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February 2020.

By:	/s/ JOHN W. KEMPER
John W. Kemper
Chief Executive Officer

By:	/s/ CHARLES G. KIM
Charles G. Kim
Chief Financial Officer

By:	/s/ PAUL A. STEINER
Paul A. Steiner
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