Form 10-Q
period 2020-03-31
COMMERCE BANCSHARES INC /MO/
filed 2020-05-11
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended March 31, 2020

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 6, 2020, the registrant had outstanding 111,532,890 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
ASSETS
Loans	$15,073,812	$14,737,817
Allowance for credit losses on loans	(171,653)	(160,682)
Net loans	14,902,159	14,577,135
Loans held for sale (including $108,000 and $9,181,000 of residential mortgage loans carried at fair value at March 31, 2020 and December 31, 2019, respectively)	6,214	13,809
Investment securities:
Available for sale debt, at fair value (amortized cost of $8,437,595,000 and allowance for credit
losses of $— at March 31, 2020)	8,678,586	8,571,626
Trading debt	24,291	28,161
Equity	4,038	4,209
Other	155,074	137,892
Total investment securities	8,861,989	8,741,888
Federal funds sold and short-term securities purchased under agreements to resell	400	—
Long-term securities purchased under agreements to resell	850,000	850,000
Interest earning deposits with banks	474,156	395,850
Cash and due from banks	401,185	491,615
Premises and equipment, net	369,745	370,637
Goodwill	138,921	138,921
Other intangible assets, net	8,433	9,534
Other assets	779,815	476,400
Total assets	$26,793,017	$26,065,789
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,952,236	$6,890,687
Savings, interest checking and money market	12,049,279	11,621,716
Certificates of deposit of less than $100,000	619,758	626,157
Certificates of deposit of $100,000 and over	1,154,590	1,381,855
Total deposits	20,775,863	20,520,415
Federal funds purchased and securities sold under agreements to repurchase	1,428,013	1,850,772
Other borrowings	756,461	2,418
Other liabilities	580,216	553,712
Total liabilities	23,540,553	22,927,317
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 140,000,000;
issued 112,795,605 shares	563,978	563,978
Capital surplus	2,133,623	2,151,464
Retained earnings	224,643	201,562
Treasury stock of 1,039,895 shares at March 31, 2020
and 445,952 shares at December 31, 2019, at cost	(69,149)	(37,548)
Accumulated other comprehensive income	253,136	110,444
Total Commerce Bancshares, Inc. stockholders' equity	3,251,015	3,134,684
Non-controlling interest	1,449	3,788
Total equity	3,252,464	3,138,472
Total liabilities and equity	$26,793,017	$26,065,789
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2020	2019
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$159,147	$166,432
Interest and fees on loans held for sale	197	334
Interest on investment securities	53,385	55,422
Interest on federal funds sold and short-term securities purchased under
agreements to resell	2	33
Interest on long-term securities purchased under agreements to resell	7,462	3,758
Interest on deposits with banks	1,292	1,886
Total interest income	221,485	227,865
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	8,309	9,602
Certificates of deposit of less than $100,000	1,775	1,259
Certificates of deposit of $100,000 and over	5,235	6,002
Interest on federal funds purchased and securities sold under
agreements to repurchase	4,770	7,509
Interest on other borrowings	331	5
Total interest expense	20,420	24,377
Net interest income	201,065	203,488
Provision for credit losses	57,953	12,463
Net interest income after credit losses	143,112	191,025
NON-INTEREST INCOME
Bank card transaction fees	40,200	39,644
Trust fees	39,965	37,256
Deposit account charges and other fees	23,677	23,018
Capital market fees	3,790	1,879
Consumer brokerage services	4,077	3,747
Loan fees and sales	3,235	3,309
Other	8,719	12,387
Total non-interest income	123,663	121,240
INVESTMENT SECURITIES LOSSES, NET	(13,301)	(925)
NON-INTEREST EXPENSE
Salaries and employee benefits	128,937	122,128
Net occupancy	11,748	11,501
Equipment	4,821	4,471
Supplies and communication	4,658	5,162
Data processing and software	23,555	22,260
Marketing	5,979	5,900
Other	14,000	20,003
Total non-interest expense	193,698	191,425
Income before income taxes	59,776	119,915
Less income taxes	10,173	22,860
Net income	49,603	97,055
Less non-controlling interest income	(2,254)	(83)
Net income attributable to Commerce Bancshares, Inc.	51,857	97,138
Less preferred stock dividends	2,250	2,250
Net income available to common shareholders	$49,607	$94,888
Net income per common share — basic	$.44	$.81
Net income per common share — diluted	$.44	$.81
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2020	2019
	(Unaudited)
Net income	$49,603	$97,055
Other comprehensive income:
Net unrealized gains on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	—	41
Net unrealized gains on other securities	78,672	73,441
Pension loss amortization	356	389
Unrealized gains on cash flow hedge derivatives	63,664	2,779
Other comprehensive income	142,692	76,650
Comprehensive income	192,295	173,705
Less non-controlling interest income	(2,254)	(83)
Comprehensive income attributable to Commerce Bancshares, Inc.	$194,549	$173,788
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2020 and 2019

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2019	$144,784	$563,978	$2,151,464	$201,562	$(37,548)	$110,444	$3,788	$3,138,472
Adoption of ASU 2016-13				3,766				3,766
Net income				51,857			(2,254)	49,603
Other comprehensive income						142,692		142,692
Distributions to non-controlling interest							(85)	(85)
Purchases of treasury stock					(53,145)			(53,145)
Issuance of stock under purchase and equity compensation plans			(21,570)		21,544			(26)
Stock-based compensation			3,729					3,729
Cash dividends on common stock ($0.270 per share)				(30,292)				(30,292)
Cash dividends on preferred stock ($0.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2020	$144,784	$563,978	$2,133,623	$224,643	$(69,149)	$253,136	$1,449	$3,252,464
Balance December 31, 2018	$144,784	$559,432	$2,084,824	$241,163	$(34,236)	$(64,669)	$5,851	$2,937,149
Net income				97,138			(83)	97,055
Other comprehensive income						76,650		76,650
Distributions to non-controlling interest							(310)	(310)
Purchases of treasury stock					(39,699)			(39,699)
Issuance of stock under purchase and equity compensation plans			(13,392)		13,388			(4)
Stock-based compensation			3,480					3,480
Cash dividends on common stock ($0.248 per share)				(28,858)				(28,858)
Cash dividends on preferred stock ($0.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2019	$144,784	$559,432	$2,074,912	$307,193	$(60,547)	$11,981	$5,458	$3,043,213
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2020	2019
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$49,603	$97,055
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	57,953	12,463
Provision for depreciation and amortization	10,581	9,966
Amortization of investment security premiums, net	10,362	9,998
Investment securities losses, net (A)	13,301	925
Net gains on sales of loans held for sale	(1,793)	(1,929)
Originations of loans held for sale	(33,351)	(46,454)
Proceeds from sales of loans held for sale	42,221	48,506
Net (increase) decrease in trading debt securities	(16,107)	4,632
Stock-based compensation	3,729	3,480
Increase in interest receivable	(1,681)	(1,568)
Increase (decrease) in interest payable	(2,161)	2,708
Increase in income taxes payable	7,992	20,479
Other changes, net	(60,881)	(18,080)
Net cash provided by operating activities	79,768	142,181
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	2	150,756
Proceeds from maturities/pay downs of investment securities (A)	641,950	252,824
Purchases of investment securities (A)	(569,079)	(432,645)
Net (increase) decrease in loans	(346,910)	7,758
Purchases of premises and equipment	(7,574)	(11,283)
Sales of premises and equipment	17	1,268
Net cash used in investing activities	(281,594)	(31,322)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	181,625	(620,589)
Net increase (decrease) in certificates of deposit	(233,664)	218,161
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(422,759)	(233,638)
Repayment of long-term borrowings	—	(54)
Net increase (decrease) in short-term borrowings	754,043	(6,736)
Purchases of treasury stock	(53,145)	(39,699)
Issuance of stock under equity compensation plans	(26)	(4)
Cash dividends paid on common stock	(30,292)	(28,858)
Cash dividends paid on preferred stock	(2,250)	(2,250)
Net cash provided by (used in) financing activities	193,532	(713,667)
Decrease in cash, cash equivalents and restricted cash	(8,294)	(602,808)
Cash, cash equivalents and restricted cash at beginning of year	907,808	1,209,240
Cash, cash equivalents and restricted cash at March 31	$899,514	$606,432
Income tax payments, net	$1,170	$1,350
Interest paid on deposits and borrowings	$22,581	$21,668
Loans transferred to foreclosed real estate	$57	$54
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $23.8 million and $12.1 million at March 31, 2020 and 2019, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited)

1. Principles of Consolidation and Presentation and Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2019 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

On January 1, 2020, the Company adopted several FASB Accounting Standards Updates (ASUs). The Company's adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments, resulted in changes to former accounting policies as described in Note 1 to the consolidated financial statements in the 2019 Annual Report on Form 10-K. Further discussion of the impact of adoption is included below, as well as in Note 2, Loans and Allowance for Credit Losses, and Note 3, Investment Securities. Significant accounting policies that were modified as a result of the adoption of ASU 2016-13 are included below.

The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments on January 1, 2020. Known as the current expected credit loss (CECL), the standard replaced the incurred loss methodology. The new measurement approach requires the calculation of expected lifetime credit losses and is applied to financial assets measured at amortized cost, including loans and held-to-maturity securities, as well as certain off-balance sheet credit exposures such as unfunded lending commitments. The standard also changed the impairment model of available for sale debt securities.

The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and for unfunded lending commitments. Results for reporting periods beginning on or after January 1, 2020 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net increase to retained earnings of $3.8 million as of January 1, 2020 for the cumulative effect of adopting CECL. The transition adjustment includes a decrease to the allowance for credit losses of $29.7 million related to the commercial loan portfolio, an increase to the allowance for credit losses of $8.7 million related to the personal banking loan portfolio, an increase to the liability for unfunded commitments of $16.1 million, and a tax impact of $1.2 million.

The table below illustrates the adoption impact of ASU 2016-13 on the Company's allowance for credit losses.

	December 31, 2019	January 1, 2020
(In thousands)	Allowance for loan losses ending balance	CECL Adjustment	Allowance for credit losses beginning balance
Commercial:
Business	$44,268	$(6,328)	$37,940
Real estate - construction and land	21,589	(12,385)	9,204
Real estate - business	25,903	(10,998)	14,905
Total Commercial:	91,760	(29,711)	62,049
Personal Banking:
Real estate - personal	3,125	1,730	4,855
Consumer	15,932	(1,414)	14,518
Revolving home equity	638	986	1,624
Consumer credit card	47,997	8,498	56,495
Overdrafts	1,230	(1,128)	102
Total Personal Banking:	68,922	8,672	77,594
Allowance for credit losses on loans	160,682	(21,039)	139,643
Liability for unfunded lending commitments	1,075	16,090	17,165
Total allowance for credit losses	$161,757	$(4,949)	$156,808

The following significant accounting policies have been updated since the Company's 2019 Annual Report on Form 10-K to reflect the adoption of ASU 2016-13.

Loans and Related Earnings
The Company's portfolio of held-for-investment loans includes a net investment in direct financing and sales type leases to commercial and industrial and tax-exempt entities, and collectively, the Company's portfolio of loans and leases is referred to as its "loan portfolio" or "loans". Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at amortized cost, excluding accrued interest receivable. Amortized cost is the outstanding principal balance, net of any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the interest method. Loans are presented net of the allowance for credit losses on loans.
Interest on loans is accrued based upon the principal amount outstanding. The Company has elected the practical expedient to exclude all accrued interest receivable from all required disclosures of amortized cost. Additionally, an election was made not to measure an allowance for credit losses for accrued interest receivables for the period ended March 31, 2020. The Company has also made the election that all interest accrued but not received is reversed against interest income.
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

Past Due Loans
Management reports loans as past due on the day following the contractual repayment date if payment wasn’t received by end of the business day. Loans, or portions of loans, are charged off to the extent deemed uncollectible. Loan charge-offs reduce the allowance for credit losses on loans, and recoveries of loans previously charged off are added back to the allowance. Business, business real estate, construction and land real estate, and personal real estate loans are generally charged down to estimated collectible balances when they are placed on non-accrual status. Consumer loans and related accrued interest are normally charged down to the fair value of related collateral (or are charged off in full if not collateralized) once the loans are more than 120 to 180 days delinquent, depending on the type of loan. Revolving home equity loans are charged down to the fair value of the related collateral once the loans are more than 180 days past due. Credit card loans are charged off against the allowance for credit losses when the receivable is more than 180 days past due.

Troubled Debt Restructurings
A loan is accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring typically involves (1) modification of terms such as a reduction of the stated interest rate, loan principal, or accrued interest, (2) a loan renewal at a stated interest rate lower than the current market rate for a new loan with similar risk, or (3) debt that was not reaffirmed in bankruptcy. Business, business real estate, construction and land real estate and personal real estate troubled debt restructurings with impairment charges are placed on non-accrual status. The Company measures the impairment loss of a troubled debt restructuring at the time of modification based on the present value of expected future cash flows. Subsequent to modification, troubled debt restructurings are subject to the Company’s allowance for credit loss model, which is discussed below and in Note 2, Loans and Allowance for Credit Losses. Troubled debt restructurings that are performing under their contractual terms continue to accrue interest, which is recognized in current earnings.
Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and provides financial institutions the option to suspend the requirement to categorize certain modifications related to the global Coronavirus Disease 2019 pandemic (COVID-19) as troubled debt restructurings. Additionally, bank regulatory agencies issued additional guidance on implementing the provisions of the CARES Act. The Company will follow the guidance under both regulations. Refer to Note 2 for additional information.

Allowance for Credit Losses on Loans
The allowance for credit loss on loans is a valuation amount that is deducted from the amortized cost basis of loans not held at fair value to present the net amount expected to be collected over the contractual term of the loans. The allowance for credit losses on loans is measured using relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. An allowance will be created upon origination or acquisition of a loan and is updated at subsequent reporting dates. The methodology is applied consistently for each reporting period and reflects management’s current expectations of credit losses. Changes to the allowance for credit losses on loans resulting from periodic evaluations are recorded through increases or decreases to the credit loss expense for loans, which is recorded in provision for credit losses on the consolidated statements of income. Loans that are deemed to be uncollectible are charged off against the related allowance for credit losses on loans.
The allowance for credit losses on loans is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. The allowance for credit losses on a troubled debt restructuring which continues to accrue interest is also measured on a collective basis. Loans that do not share similar risk characteristics, primarily large loans on non-accrual status, are evaluated on an individual basis. The allowance related to these large non-accrual loans is measured using the fair value of the collateral (less selling cost, if applicable) as most of these loans are collateral dependent and the borrower is facing financial difficulty.
As noted above, the allowance for credit losses on loans does not include an allowance for accrued interest.

Liability for Unfunded Lending Commitments
The Company’s unfunded lending commitments are primarily unfunded loan commitments and letters of credit. Expected credit losses for these unfunded lending commitments are calculated over the contractual period during which the Company is exposed to the credit risk. The methodology used to measure credit losses for unfunded lending commitments is the same as the methodology used for loans, however, the estimate of credit risk for unfunded lending commitments takes into consideration the likelihood that funding will occur. The liability for unfunded lending commitments excludes any exposures that are unconditionally cancellable by the Company. The loss estimate is recorded within other liabilities on the consolidated balance sheet. Changes to the liability for unfunded lending commitments are recorded through increases or decreases to the provision for credit losses on the consolidated statements of income.

Investments in Debt and Equity Securities
The majority of the Company's investment portfolio is comprised of debt securities that are classified as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value. Changes in fair value are reported in other comprehensive income (loss), a component of stockholders’ equity. Securities are periodically evaluated for credit losses in accordance with the guidance provided in ASC 326. Further discussion of this evaluation is provided in "Allowance for Credit Losses on Available for Sale Debt Securities" below. Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in investment securities gains (losses), net, in the consolidated statements of income. Purchase premiums and discounts are amortized to interest income using a level yield method over the estimated lives of the securities. For certain callable debt securities purchased at a premium, the amortization is instead recorded to the earliest call date. For mortgage and asset-backed securities, prepayment experience is evaluated quarterly to determine if a change in a bond's estimated remaining life is necessary. A corresponding adjustment is then made in the related amortization of premium or discount accretion.

Accrued interest receivable on available for sale debt securities is reported in other assets on the consolidated balance sheet. The Company has elected the practical expedient to exclude the accrued interest from all required disclosures of amortized cost. Additionally, an election was made not to measure an allowance for credit losses for accrued interest receivables. Interest accrued but not received is reversed against interest income.

Equity securities include common and preferred stock with readily determinable fair values. These are also carried at fair value. Certain equity securities do not have readily determinable fair values. The Company has elected under ASU 2016-01 to measure these equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. The Company has not recorded any impairment or other adjustments to the carrying amount of these equity investments without readily determinable fair values.

Other securities include Federal Reserve Bank stock and Federal Home Loan Bank stock, which are held for debt and regulatory purposes. They are carried at cost and periodically evaluated for impairment. Also included are investments in portfolio concerns held by the Company’s private equity subsidiaries, which consist of both debt and equity instruments. Private equity investments are carried at fair value in accordance with ASC 946-10-15, with changes in fair value reported in current earnings. In the absence of readily ascertainable market values, fair value is estimated using internally developed methods. Changes in fair value which are recognized in current earnings and gains and losses from sales are included in investment securities gains (losses), net in the consolidated statements of income.

Trading account securities, which are debt securities bought and held principally for the purpose of resale in the near term, are carried at fair value. Gains and losses, both realized and unrealized, are recorded in non-interest income.

Purchases and sales of securities are recognized on a trade date basis. A receivable or payable is recognized for pending transaction settlements.

Allowance for Credit Losses on Available for Sale Debt Securities
For available for sale debt securities in an unrealized loss position, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it likely that it will be required to sell the security before the anticipated recovery. If neither condition is met, and the Company does not expect to recover the amortized cost basis, the Company determines whether the decline in fair value resulted from credit losses or other factors. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss has occurred, and an allowance for credit losses is recorded. The allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis. Any impairment not recorded through the provision for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses on the consolidated statements of income. Losses are charged against the allowance for credit losses on securities when management believes the uncollectibility of an available for sale security is confirmed or when either of the conditions regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities is excluded from the estimate of credit losses.

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at March 31, 2020 and December 31, 2019 are as follows:

(In thousands)	March 31, 2020	December 31, 2019
Commercial:
Business	$5,773,865	$5,565,449
Real estate – construction and land	873,402	899,377
Real estate – business	2,960,308	2,833,554
Personal Banking:
Real estate – personal	2,464,819	2,354,760
Consumer	1,941,787	1,964,145
Revolving home equity	349,735	349,251
Consumer credit card	706,753	764,977
Overdrafts	3,143	6,304
Total loans (1)	$15,073,812	$14,737,817
(1) Accrued interest receivable totaled $38.1 million at March 31, 2020 and was included within other assets on the consolidated balance sheet. For the three months ended March 31, 2020, the Company wrote-off accrued interest by reversing interest income of $54 thousand and $1.9 million in the Commercial and Personal Banking portfolios, respectively.

At March 31, 2020, loans of $4.1 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for credit losses
The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily large loans on non-accrual status, are evaluated on an individual basis.

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the future loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including GDP, disposable income, unemployment rate, various interest rates, CPI inflation rate, HPI, CREPI and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

Key model assumptions in the Company’s allowance for credit loss model include the forecast, the reasonable and supportable period, prepayment assumptions and qualitative factors applied for portfolio composition changes or credit administration changes. The assumptions utilized in estimating the Company’s allowance for credit losses at March 31, 2020 and January 1, 2020 (implementation) are discussed below.

Key Assumption	March 31, 2020	January 1, 2020 (implementation)

Overall economic forecast
•Immediate, sharp recession caused by unprecedented pandemic event, COVID-19
•Extremely low interest rates
•Recovery into 2021
•Significant uncertainty regarding the severity and duration of the pandemic's impact on the economy
Stable economic environment with slight positive growth projections in overall economic indicators, short-term and long-term, reflecting low unemployment in a late-stage economic cycle
Reasonable and supportable period and related reversion period	•One year for commercial loans •Two years for personal banking loans •Reversion to historical average loss rates within two quarters using a straight-line method	Same as March 31, 2020
Forecasted macro-economic variables
•Unemployment rate ranging from 3.6% to 6.0% during the supportable forecast period
•Real GDP growth ranges from -11.3% to 13.8%
•Prime rate ranges from 3.3% to 4.2%
•See "Qualitative factors" below for qualitative adjustments made to the forecasted macro-economic variables stated herein

•Unemployment rate ranges from 3.4% to 3.8% during the supportable forecast period
•Real GDP growth ranges from 1.2% to 1.8%
•Prime rate ranges from 4.6% to 4.8%
•See "Qualitative factors" below for qualitative adjustments made to the forecasted macro-economic variables stated herein

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans ◦Ranging from 16.5% to 24.0% for most loan pools •58.1% for consumer credit cards	Commercial loans •5% for most loan pools Personal banking loans ◦Ranging from 14.9% to 25.6% for most loan pools •57.2% for consumer credit cards
Qualitative factors
Added reserves using qualitative processes related to:
•Increase loss rates to reflect a recession past 2020 and higher unemployment
•Loans originated in our recent expansion markets
•Loans that are designated as shared national credits
•Loans downgraded to special mention, substandard, or non-accrual status

Added reserves using qualitative processes related to:
•Loans originated in our recent expansion markets
•Loans that are designated as shared national credits
•Loans downgraded to special mention, substandard, or non-accrual status

The allowance for credit losses is an estimate that takes a significant amount of time to produce and evaluate through the various quality control and governance steps. The forecasted macro-economic variables utilized by the above model were derived in mid-March and after evaluation by the Company’s Forecast Committee were determined to be more optimistic than the prevailing expectations. As a result, the Company applied judgement to qualitatively adjust loss rates to reflect a more severe recession. The Company’s loss experience during the Great Recession served as a guide for the qualitative adjustments.

The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans, however, the liability for unfunded lending commitments incorporates an assumption for the portion of unfunded commitments that are expected to be funded.

Sensitivity in the Allowance for Credit Loss model
The allowance for credit losses is an estimate that requires significant judgment including projections of the macro-economic environment. The forecasted macro-economic environment continuously changes which can cause fluctuations in estimated expected losses.

The current forecast projects a sharp recession with a recovery in the next two years as a result of the Coronavirus outbreak. This pandemic is unprecedented and information that could be used in the estimation of the allowance for credit losses changes frequently. Events such as the timing of governmental required business lock downs or possible additional waves of infection could prolong and deepen the projected recession.

A summary of the activity in the allowance for credit losses on loans during the three months ended March 31, 2020 follows:

	For the Three Months Ended March 31
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at December 31, 2019	$91,760	$68,922	$160,682
Adoption of ASU 2016-13	(29,711)	8,672	(21,039)
Balance at January 1	$62,049	$77,594	$139,643
Provision for credit losses on loans	21,108	21,760	42,868
Deductions:
Loans charged off	416	13,976	14,392
Less recoveries on loans	810	2,724	3,534
Net loan charge-offs (recoveries)	(394)	11,252	10,858
Balance March 31, 2020	$83,551	$88,102	$171,653
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at December 31, 2019	$399	$676	$1,075
Adoption of ASU 2016-13	16,057	33	16,090
Balance at January 1	$16,456	$709	$17,165
Provision for credit losses on unfunded lending commitments	14,605	480	15,085
Balance March 31, 2020	$31,061	$1,189	$32,250
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$114,612	$89,291	$203,903

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three months ended March 31, 2019 follows:

	For the Three Months Ended March 31
(In thousands)	Commercial	Personal Banking	Total
Balance at January 1	$92,869	$67,063	$159,932
Provision for loan losses	1,168	11,295	12,463
Deductions:
Loans charged off	527	14,204	14,731
Less recoveries on loans	133	2,885	3,018
Net loan charge-offs (recoveries)	394	11,319	11,713
Balance March 31, 2019	$93,643	$67,039	$160,682

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2020 and December 31, 2019.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2020
Commercial:
Business	$5,750,172	$15,927	$410	$7,356	$5,773,865
Real estate – construction and land	853,400	19,997	3	2	873,402
Real estate – business	2,954,825	3,771	180	1,532	2,960,308
Personal Banking:
Real estate – personal	2,450,868	9,952	2,256	1,743	2,464,819
Consumer	1,911,853	27,724	2,210	—	1,941,787
Revolving home equity	347,992	1,208	535	—	349,735
Consumer credit card	687,394	8,433	10,926	—	706,753
Overdrafts	2,904	239	—	—	3,143
Total	$14,959,408	$87,251	$16,520	$10,633	$15,073,812
December 31, 2019
Commercial:
Business	$5,545,104	$12,064	$792	$7,489	$5,565,449
Real estate – construction and land	882,826	13,046	3,503	2	899,377
Real estate – business	2,830,494	2,030	—	1,030	2,833,554
Personal Banking:
Real estate – personal	2,345,243	6,129	1,689	1,699	2,354,760
Consumer	1,928,082	34,053	2,010	—	1,964,145
Revolving home equity	347,258	1,743	250	—	349,251
Consumer credit card	742,659	10,703	11,615	—	764,977
Overdrafts	5,972	332	—	—	6,304
Total	$14,627,638	$80,100	$19,859	$10,220	$14,737,817

At March 31, 2020, the Company had $7.0 million and $540 thousand of non-accrual business and business real estate loans, respectively, that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the three months ended March 31, 2020.

Credit quality indicators
The following table provides information about the credit quality of the Commercial loan portfolio. The Company utilizes an internal risk rating system comprised of a series of grades to categorize loans according to perceived risk associated with the expectation of debt repayment based on borrower specific information including but not limited to current financial information, historical payment experience, industry information, collateral levels and collateral types. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. A loan is assigned the risk rating at origination and then monitored throughout the contractual term for possible risk rating changes. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is applied to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “non-accrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment.

All loans are analyzed for risk rating updates annually. For larger loans, rating assessments may be more frequent if relevant information is obtained earlier through debt convent monitoring or overall relationship management. Smaller loans are monitored as identified by the loan officer based on the risk profile of the individual borrower or if the loan becomes past due related to credit issues. Loans rated Special Mention, Substandard or Non-accrual are subject to quarterly review and monitoring processes. In addition to the regular monitoring performed by the lending personnel and credit committees, loans are subject to review by a credit review department which verifies the appropriateness of the risk ratings for the loans chosen as part of its risk-based review plan.

The risk category of loans in the Commercial portfolio as of March 31, 2020 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Business
Risk Rating:
Pass	$564,816	$1,429,136	$627,725	$424,625	$236,325	$364,452	$1,907,436	$5,554,515
Special mention	40,720	14,556	596	2,704	2,699	712	27,422	89,409
Substandard	12,032	22,378	4,732	4,957	1,944	15,378	61,164	122,585
Non-accrual	2,876	87	—	96	—	4,297	—	7,356
Total Business:	$620,444	$1,466,157	$633,053	$432,382	$240,968	$384,839	$1,996,022	$5,773,865
Real estate-construction
Risk Rating:
Pass	$84,761	$386,165	$158,298	$88,418	$57,393	$1,228	$44,130	$820,393
Special mention	—	1,163	10,110	13,143	—	27,535	—	51,951
Substandard	462	—	594	—	—	—	—	1,056
Non-accrual	—	—	—	—	—	2	—	2
Total Real estate-construction:	$85,223	$387,328	$169,002	$101,561	$57,393	$28,765	$44,130	$873,402
Real estate- business
Risk Rating:
Pass	$252,996	$805,807	$524,329	$338,898	$428,528	$341,534	$67,584	$2,759,676
Special mention	962	6,243	1,057	58,589	9,896	4,022	42	80,811
Substandard	3,688	7,348	5,159	44,689	14,052	37,988	5,365	118,289
Non-accrual	—	316	542	—	540	134	—	1,532
Total Real-estate business:	$257,646	$819,714	$531,087	$442,176	$453,016	$383,678	$72,991	$2,960,308
Commercial loans
Risk Rating:
Pass	$902,573	$2,621,108	$1,310,352	$851,941	$722,246	$707,214	$2,019,150	$9,134,584
Special mention	41,682	21,962	11,763	74,436	12,595	32,269	27,464	222,171
Substandard	16,182	29,726	10,485	49,646	15,996	53,366	66,529	241,930
Non-accrual	2,876	403	542	96	540	4,433	—	8,890
Total Commercial loans:	$963,313	$2,673,199	$1,333,142	$976,119	$751,377	$797,282	$2,113,143	$9,607,575

Information about the credit quality of the Commercial loan portfolio as of December 31, 2019 follows:

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
December 31, 2019
Pass	$5,393,928	$856,364	$2,659,827	$8,910,119
Special mention	80,089	42,541	92,626	215,256
Substandard	83,943	470	80,071	164,484
Non-accrual	7,489	2	1,030	8,521
Total	$5,565,449	$899,377	$2,833,554	$9,298,380

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of March 31, 2020 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate-personal
Current to 90 days past due	$230,746	$623,695	$298,166	$273,521	$291,938	$731,052	$11,702	$2,460,820
Over 90 days past due	—	535	37	45	734	765	140	2,256
Non-accrual	—	1	—	47	68	1,627	—	1,743
Total Real estate-personal:	$230,746	$624,231	$298,203	$273,613	$292,740	$733,444	$11,842	$2,464,819
Consumer
Current to 90 days past due	$129,190	$481,531	$250,426	$193,273	$126,054	$153,143	$605,960	$1,939,577
Over 90 days past due	—	429	140	281	248	409	703	2,210
Total Consumer:	$129,190	$481,960	$250,566	$193,554	$126,302	$153,552	$606,663	$1,941,787
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$349,200	$349,200
Over 90 days past due	—	—	—	—	—	—	535	535
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$349,735	$349,735
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$695,827	$695,827
Over 90 days past due	—	—	—	—	—	—	10,926	10,926
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$706,753	$706,753
Overdrafts
Current to 90 days past due	$3,143	$—	$—	$—	$—	$—	$—	$3,143
Over 90 days past due	—	—	—	—	—	—	—	—
Total Overdrafts:	$3,143	$—	$—	$—	$—	$—	$—	$3,143
Personal banking loans
Current to 90 days past due	$363,079	$1,105,226	$548,592	$466,794	$417,992	$884,195	$1,662,689	$5,448,567
Over 90 days past due	—	964	177	326	982	1,174	12,304	15,927
Non-accrual	—	1	—	47	68	1,627	—	1,743
Total Personal banking loans:	$363,079	$1,106,191	$548,769	$467,167	$419,042	$886,996	$1,674,993	$5,466,237

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2020.

(In thousands)	Business Assets	Future Revenue Streams	Real Estate	Energy	Total
Commercial:
Business	$149	$3,996	$—	$2,876	$7,020
Real estate - business	—	—	540	—	540
Total	$149	$3,996	$540	$2,876	$7,560

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $196.2 million at March 31, 2020 and $198.2 million at December 31, 2019. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $198.8 million at March 31, 2020 and $199.2 million at December 31, 2019. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 8% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2020 and December 31, 2019 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2020
FICO score:
Under 600	1.1%	3.1%	1.5%	5.7%
600 - 659	1.9	4.7	2.5	14.6
660 - 719	8.9	16.1	9.5	34.5
720 - 779	26.1	25.4	22.5	26.1
780 and over	62.0	50.7	64.0	19.1
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2019
FICO score:
Under 600	1.0%	3.0%	1.7%	5.6%
600 - 659	1.9	5.2	1.9	14.3
660 - 719	9.2	15.4	9.0	32.2
720 - 779	25.7	27.0	21.5	26.6
780 and over	62.2	49.4	65.9	21.3
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected. Commercial performing restructured loans are primarily comprised of certain business, construction and business real estate loans classified as substandard but renewed at rates judged to be non-market. These loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card and other small consumer loans under various debt management and assistance programs. Modifications to these loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. Certain personal real estate, revolving home equity, and consumer loans were classified as consumer bankruptcy troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments. Other consumer loans classified as troubled debt restructurings consist of various other workout arrangements with consumer customers.
Section 4013 of the CARES Act was signed into law on March 27, 2020, and includes a provision that short-term modifications are not troubled debt restructurings, if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to December 31, 2019. In addition to the CARES Act, bank regulatory agencies issued interagency guidance stating suspending the troubled debt restructuring classification would be appropriate if the borrower was less than 30 days past due at the time the modification program is implemented. The guidance also provides that loans generally will not be adversely classified if the short-term modification is related to COVID-19 relief programs. The Company will follow the guidance under the CARES Act and the interagency guidance when determining if a customer’s modification is subject to troubled debt restructuring classification. If it is deemed the modification is not short-term, not COVID-19 related or the customer does not meet the criteria under the guidance to be scoped out of troubled debt restructuring classification, the Company will evaluate the loan modifications under its existing framework which requires modifications that result in a concession to a borrower experiencing financial difficulty be accounted for as a troubled debt restructuring.

(In thousands)	March 31, 2020	December 31, 2019
Accruing restructured loans:
Commercial	$64,369	$55,934
Assistance programs	8,590	8,365
Consumer bankruptcy	3,301	3,592
Other consumer	3,245	3,621
Non-accrual loans	7,782	7,938
Total troubled debt restructurings	$87,287	$79,450
The table below shows the balance of troubled debt restructurings by loan classification at March 31, 2020, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2020	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$43,793	$—
Real estate - construction and land	43	—
Real estate - business	27,448	—
Personal Banking:
Real estate - personal	3,816	209
Consumer	3,858	79
Revolving home equity	33	—
Consumer credit card	8,296	1,059
Total troubled debt restructurings	$87,287	$1,347

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

The allowance for credit losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings. Those performing loans classified as troubled debt restructurings are accruing loans which management expects to collect under contractual terms. Performing commercial loans having no other concessions granted other than being renewed at non-market interest rates are judged to have similar risk characteristics as non-troubled debt commercial loans and are collectively evaluated based on internal risk rating, loan type, delinquency, historical experience and current economic factors. Performing personal banking loans classified as troubled debt restructurings resulted from the borrower not reaffirming the debt during bankruptcy and have had no other concession granted, other than the Bank's future limitations on collecting payment deficiencies or in pursuing foreclosure actions. As such, they have similar risk characteristics as non-troubled debt personal banking loans and are evaluated collectively based on loan type, delinquency, historical experience and current economic factors.

If a troubled debt restructuring defaults and is already on non-accrual status, the allowance for credit losses continues to be based on individual evaluation, using discounted expected cash flows or the fair value of collateral. If an accruing troubled debt restructuring defaults, the loan's risk rating is downgraded to non-accrual status and the loan's related allowance for credit losses is determined based on individual evaluation, or if necessary, the loan is charged off and collection efforts begun.

The Company had commitments of $5.4 million at March 31, 2020 to lend additional funds to borrowers with restructured loans.

Impaired loans
The following Impaired loans disclosures were superceded by ASC 2016-13.
The table below shows the Company’s balances of impaired loans at December 31, 2019. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section above.

(In thousands)	Dec. 31, 2019
Non-accrual loans	$10,220
Restructured loans (accruing)	71,512
Total impaired loans	$81,732

The following table shows the balance in the allowance for loan losses and the related loan balance at December 31, 2019, disaggregated on the basis of impairment methodology. Impaired loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
December 31, 2019
Commercial	$1,629	$64,500	$90,131	$9,233,880
Personal Banking	1,117	17,232	67,805	5,422,205
Total	$2,746	$81,732	$157,936	$14,656,085

The following table provides additional information about impaired loans held by the Company at December 31, 2019, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Business	$7,054	$13,738	$—
	$7,054	$13,738	$—
With an allowance recorded:
Business	$30,437	$30,487	$837
Real estate – construction and land	46	51	1
Real estate – business	26,963	27,643	791
Real estate – personal	4,729	5,968	258
Consumer	4,421	4,421	35
Revolving home equity	35	35	1
Consumer credit card	8,047	8,047	823
	$74,678	$76,652	$2,746
Total	$81,732	$90,390	$2,746

Total average impaired loans for the three month period ended March 31, 2019 are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
For the three months ended March 31, 2019
Non-accrual loans	$10,347	$1,973	$12,320
Restructured loans (accruing)	53,607	15,437	69,044
Total	$63,954	$17,410	$81,364

The table below shows interest income recognized during the three month period ended March 31, 2019, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section above.

For the Three Months Ended March 31
(In thousands)	2019
Interest income recognized on impaired loans:
Business	$1,008
Real estate – construction and land	6
Real estate – business	151
Real estate – personal	35
Consumer	80
Revolving home equity	1
Consumer credit card	146
Total	$1,427

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to FNMA, FHLMC, and GNMA, however, the Company temporarily paused sales of these loans, as it was not able to effectively hedge the Company's mortgage loan production, due to volatility in the market caused by the COVID-19 outbreak. At March 31, 2020, the fair value and the unpaid principal balance of these loans was $108 thousand.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at March 31, 2020 totaled $6.1 million.

At March 31, 2020, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $422 thousand and $365 thousand at March 31, 2020 and December 31, 2019, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $2.3 million and $5.5 million at March 31, 2020 and December 31, 2019, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at March 31, 2020 and December 31, 2019.

(In thousands)	March 31, 2020	December 31, 2019
Available for sale debt securities	$8,678,586	$8,571,626
Trading debt securities	24,291	28,161
Equity securities:
Readily determinable fair value	2,633	2,929
No readily determinable fair value	1,405	1,280
Other:
Federal Reserve Bank stock	33,915	33,770
Federal Home Loan Bank stock	40,000	10,000
Private equity investments	81,159	94,122
Total investment securities (1)	$8,861,989	$8,741,888
(1)Accrued interest receivable totaled $33.7 million at March 31, 2020 and was included within other assets on the consolidated balance sheet.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. This portfolio includes the Company's holdings of Visa Class B shares, which have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the period, the Company did not record any impairment or other adjustments to the carrying amount of these equity securities without a readily determinable fair value.
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
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of March 31, 2020 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages.

Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$86,714	$86,079
After 1 but within 5 years	487,114	517,959
After 5 but within 10 years	225,372	236,409
Total U.S. government and federal agency obligations	799,200	840,447
Government-sponsored enterprise obligations:
Within 1 year	70,167	70,749
After 10 years	37,674	42,121
Total government-sponsored enterprise obligations	107,841	112,870
State and municipal obligations:
Within 1 year	55,673	55,911
After 1 but within 5 years	757,906	778,801
After 5 but within 10 years	366,186	380,949
After 10 years	67,856	67,407
Total state and municipal obligations	1,247,621	1,283,068
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,011,631	4,168,421
Non-agency mortgage-backed securities	708,554	717,008
Asset-backed securities	1,243,235	1,232,292
Total mortgage and asset-backed securities	5,963,420	6,117,721
Other debt securities:
Within 1 year	41,966	41,789
After 1 but within 5 years	212,864	215,466
After 5 but within 10 years	61,691	64,123
After 10 years	2,992	3,102
Total other debt securities	319,513	324,480
Total available for sale debt securities	$8,437,595	$8,678,586

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $433.6 million, at fair value, at March 31, 2020. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $8.4 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates.

Allowance for credit losses on available for sale debt securities
As described in Note 1, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The adoption of ASU 2016-13 had no impact to the Company's available for sale securities reported in its consolidated financial statements at January 1, 2020. For the three months ended March 31, 2020, the Company did not recognize a credit loss expense on any available for sale debt securities.

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Inputs to these models include factors such as cash flow projections, contractual payments required, delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2020, the fair value of securities on this watch list was $47.2 million compared to $51.6 million at December 31, 2019.

The Company's model for establishing its allowance for credit losses uses cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. As of March 31, 2020, the Company did not identify any securities for which a credit loss exists. Significant inputs to the cash flow models used at March 31, 2020 to quantify credit losses included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	9%	-	52%
Credit support	0%	-	20%
Loss severity	7%	-	63%

The table below summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2020. Unrealized losses on these available for sale securities have not been recognized into income because the issuers' bonds are of investment grade quality (rated Baa3, BBB- or higher), their fair values have not fallen more than 20% below purchase price, and they have not been identified by management as a security needing a more detailed review. Additionally, management does not intend to sell the securities, and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The cash flow analyses prepared for securities included on the watch list discussed above did not identify any instances where the present value of expected cash flows were less than the amortized cost basis of the security.

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2020, aggregated by major security type and length of impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
U.S. government and federal agency obligations	$89,112	$949	$—	$—	$89,112	$949
State and municipal obligations	62,881	2,844	—	—	62,881	2,844
Mortgage and asset-backed securities:
Agency mortgage-backed securities	53,489	1,572	91	—	53,580	1,572
Non-agency mortgage-backed securities	288,712	2,662	52,529	515	341,241	3,177
Asset-backed securities	530,321	12,879	181,841	9,024	712,162	21,903
Total mortgage and asset-backed securities	872,522	17,113	234,461	9,539	1,106,983	26,652
Other debt securities	98,289	912	—	—	98,289	912
Total	$1,122,804	$21,818	$234,461	$9,539	$1,357,265	$31,357

Debt securities available for sale in an unrealized loss position, aggregated by major security type and length of impairment period, are as follows:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government and federal agency obligations	$31,787	$21	$25,405	$21	$57,192	$42
Government-sponsored enterprise obligations	6,155	187	—	—	6,155	187
State and municipal obligations	6,700	31	1,554	1	8,254	32
Mortgage and asset-backed securities:
Agency mortgage-backed securities	652,352	5,306	147,653	867	800,005	6,173
Non-agency mortgage-backed securities	102,931	254	189,747	451	292,678	705
Asset-backed securities	330,876	3,610	152,461	2,108	483,337	5,718
Total mortgage and asset-backed securities	1,086,159	9,170	489,861	3,426	1,576,020	12,596
Other debt securities	5,496	4	997	3	6,493	7
Total	$1,136,297	$9,413	$517,817	$3,451	$1,654,114	$12,864

The entire available for sale debt portfolio included $1.4 billion of securities that were in a loss position at March 31, 2020, compared to $1.7 billion at December 31, 2019.  The total amount of unrealized loss on these securities was $31.4 million at

March 31, 2020, an increase of $18.5 million compared to the loss at December 31, 2019.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at March 31, 2020 and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2020
U.S. government and federal agency obligations	$799,200	$42,196	$(949)	$—	$840,447
Government-sponsored enterprise obligations	107,841	5,029	—	—	112,870
State and municipal obligations	1,247,621	38,291	(2,844)	—	1,283,068
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,011,631	158,362	(1,572)	—	4,168,421
Non-agency mortgage-backed securities	708,554	11,631	(3,177)	—	717,008
Asset-backed securities	1,243,235	10,960	(21,903)	—	1,232,292
Total mortgage and asset-backed securities	5,963,420	180,953	(26,652)	—	6,117,721
Other debt securities	319,513	5,879	(912)	—	324,480
Total	$8,437,595	$272,348	$(31,357)	$—	$8,678,586

For debt securities classified as available for sale, the following table shows the amortized cost and fair value of securities available-for-sale at December 31, 2019 and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

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

	For the Three Months Ended March 31
(In thousands)	2020	2019
Proceeds from sales of securities:
Available for sale debt securities	$—	$150,756
Equity securities	2	—
Total proceeds	$2	$150,756

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$—	$1,386
Losses realized on sales	—	(692)
Equity securities:
Gains realized on sales	2	—
Fair value adjustments, net	(295)	223
Other:
Fair value adjustments, net	(13,008)	(1,842)
Total investment securities losses, net	$(13,301)	$(925)

Net gains and losses on investment securities for the three months ended March 31, 2020 included net losses in fair value of $295 thousand and $13.0 million on equity securities and private equity investments, respectively, due to fair value adjustments.

At March 31, 2020, securities totaling $3.9 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $209.3 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2020				December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(29,605)	$—	$1,665	$31,270	$(29,485)	$—	$1,785
Mortgage servicing rights	13,165	(5,014)	(1,383)	6,768	12,942	(4,866)	(327)	7,749
Total	$44,435	$(34,619)	$(1,383)	$8,433	$44,212	$(34,351)	$(327)	$9,534

Aggregate amortization expense on intangible assets was $268 thousand and $342 thousand for the three month periods ended March 31, 2020 and 2019, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2020. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2020	$1,616
2021	1,283
2022	1,053
2023	868
2024	706

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2020 are as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2020	$138,921	$1,785	$7,749
Originations	—	—	223
Amortization	—	(120)	(148)
Impairment	—	—	(1,056)
Balance March 31, 2020	$138,921	$1,665	$6,768

Goodwill allocated to the Company’s operating segments at March 31, 2020 and December 31, 2019 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2020, that net liability was $2.7 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $398.8 million at March 31, 2020.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2020, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 year to 11 years. At March 31, 2020, the fair value of the Company's guarantee liabilities for RPAs was $981 thousand, and the notional amount of the underlying swaps was $335.4 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options to renew or for the lessee to purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 3 months to 8 years.

The following table provides the components of lease income.

	For the Three Months Ended March 31
(in thousands)	2020	2019
Direct financing and sales-type leases	$6,358	$5,862
Operating leases(a)	2,061	1,906
Total lease income	$8,419	$7,768
(a) Includes rent of $19 thousand from Tower Properties Company, a related party, for the three months ended March 31, 2020 and 2019.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2020	2019
Service cost - benefits earned during the period	$101	$159
Interest cost on projected benefit obligation	822	1,065
Expected return on plan assets	(1,297)	(1,196)
Amortization of prior service cost	(68)	(68)
Amortization of unrecognized net loss	542	586
Net periodic pension cost	$100	$546

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first three months of 2020, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2020	2019
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$51,857	$97,138
Less preferred stock dividends	2,250	2,250
Net income available to common shareholders	49,607	94,888
Less income allocated to nonvested restricted stock	470	944
Net income allocated to common stock	$49,137	$93,944
Weighted average common shares outstanding	111,118	115,511
Basic income per common share	$.44	$.81
Diluted income per common share:
Net income available to common shareholders	$49,607	$94,888
Less income allocated to nonvested restricted stock	469	943
Net income allocated to common stock	$49,138	$93,945
Weighted average common shares outstanding	111,118	115,511
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	258	305
Weighted average diluted common shares outstanding	111,376	115,816
Diluted income per common share	$.44	$.81

Unexercised stock appreciation rights of 229 thousand and 296 thousand for the three month periods ended March 31, 2020 and 2019, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.
* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2019.

9. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. The largest component is the unrealized holding gains and losses on available for sale debt securities. Another component is the amortization from other comprehensive income of losses associated with pension benefits, which occurs as the losses are included in current net periodic pension cost. The remaining component is gains and losses in fair value on certain interest rate floors that have been designated as cash flow hedging instruments. Information about unrealized gains and losses on securities can be found in Note 3, and information about unrealized gains and losses on cash flow hedge derivatives is located in Note 11.

The Company adopted ASU 2016-13 (CECL) on January 1, 2020, which changed the impairment model for available for sale debt securities. The new standard requires an allowance for credit losses when the present value of the cash flows expected to be collected is less than the security's amortized cost basis. See further discussion of the Company's CECL adoption in Note 1 and Note 3 to the consolidated financial statements. Further, the new standard superceded the guidance related to other-than-temporary impairment (OTTI), including the requirement to separately disclose the unrealized gains and losses on securities with OTTI. Prior to the Company's adoption of CECL, unrealized gains and losses on debt securities for which an OTTI has been recorded in current earnings were shown separately below. As a result of adopting CECL, the table below will separately disclose unrealized gains and losses on debt securities for which an allowance for credit losses has been recorded. During the first three months of 2020, there were no securities for which an allowance for credit losses was recorded.

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2020	$3,264	$98,809	$(21,940)	$30,311	$110,444
Adoption of ASU 2016-13	(3,264)	3,264	—	—	—
Other comprehensive income before reclassifications to current earnings	—	104,942	—	84,617	189,559
Amounts reclassified to current earnings from accumulated other comprehensive income	—	(46)	474	268	696
Current period other comprehensive income, before tax	—	104,896	474	84,885	190,255
Income tax expense	—	(26,224)	(118)	(21,221)	(47,563)
Current period other comprehensive income, net of tax	—	78,672	356	63,664	142,692
Balance March 31, 2020	$—	$180,745	$(21,584)	$93,975	$253,136
Balance January 1, 2019	$3,861	$(52,278)	$(23,107)	$6,855	$(64,669)
Other comprehensive income before reclassifications to current earnings	55	98,614	—	3,027	101,696
Amounts reclassified to current earnings from accumulated other comprehensive income	—	(694)	518	678	502
Current period other comprehensive income, before tax	55	97,920	518	3,705	102,198
Income tax expense	(14)	(24,479)	(129)	(926)	(25,548)
Current period other comprehensive income, net of tax	41	73,441	389	2,779	76,650
Balance March 31, 2019	$3,902	$21,163	$(22,718)	$9,634	$11,981
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains, net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

10. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 160 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  Residential mortgage origination, sales and servicing functions are included in this Consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment and are instead included in the Other segment.  The Commercial segment provides corporate lending, leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment includes both merchant and commercial bank card products. It also includes the Capital Markets Group, which sells fixed income securities and provides safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2020
Net interest income	$78,981	$85,707	$12,959	$177,647	$23,418	$201,065
Provision for credit losses	(11,206)	356	(3)	(10,853)	(47,100)	(57,953)
Non-interest income	34,085	49,888	47,410	131,383	(7,720)	123,663
Investment securities losses, net	—	—	—	—	(13,301)	(13,301)
Non-interest expense	(77,219)	(80,936)	(31,861)	(190,016)	(3,682)	(193,698)
Income before income taxes	$24,641	$55,015	$28,505	$108,161	$(48,385)	$59,776
Three Months Ended March 31, 2019
Net interest income	$76,692	$86,081	$11,726	$174,499	$28,989	$203,488
Provision for loan losses	(11,049)	(618)	33	(11,634)	(829)	(12,463)
Non-interest income	29,171	47,915	43,534	120,620	620	121,240
Investment securities losses, net	—	—	—	—	(925)	(925)
Non-interest expense	(73,429)	(76,918)	(30,555)	(180,902)	(10,523)	(191,425)
Income before income taxes	$21,385	$56,460	$24,738	$102,583	$17,332	$119,915

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

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for credit losses in this category contains the difference between net loan charge-offs assigned directly to the segments and the recorded provision for credit loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment.

The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments' financial condition and results of operations if they were independent entities.

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At March 31, 2020, with the exception of the interest rate floors (discussed below), the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	March 31, 2020	December 31, 2019
Interest rate swaps	$2,609,049	$2,606,181
Interest rate floors	1,500,000	1,500,000
Interest rate caps	127,358	59,316
Credit risk participation agreements	335,395	316,225
Foreign exchange contracts	6,836	10,936
Mortgage loan commitments	—	13,755
Mortgage loan forward sale contracts	—	1,943
Forward TBA contracts	—	17,500
Total notional amount	$4,578,638	$4,525,856

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

As of March 31, 2020, the Company has entered into three interest rate floors with a combined notional value of $1.5 billion, to hedge the risk of declining interest rates on certain floating rate commercial loans indexed to one month LIBOR. The first interest rate floor has a purchased strike rate of 2.25% and became effective on January 1, 2020 and matures on January 1, 2026. The second interest rate floor has a purchased strike rate of 2.50% and is effective on June 1, 2020 and matures on June 1, 2026. The third interest rate floor has a purchased strike rate of 2.00% and is effective on December 15, 2020 and matures on December 15, 2026. The premiums paid for these floors totaled $31.3 million. As of March 31, 2020, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is approximately 6.7 years. The interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of the interest rate floors are recorded in AOCI, net of the amortization of the premium paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of March 31, 2020, net deferred gains on the interest rate floors totaled $125.3 million (pre-tax) and was recorded in AOCI in the consolidated balance sheet. As of March 31, 2020, it is expected that $4.1 million (pre-tax) of interest rate floor premium amortization will be reclassified from AOCI into earnings over the next twelve months.

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

Under its program to sell residential mortgage loans in the secondary market, the Company designates certain newly-originated residential mortgage loans as held for sale. Derivative instruments arising from this activity include mortgage loan commitments and forward loan sale contracts. Changes in the fair values of the loan commitments and funded loans prior to sale that are due to changes in interest rates are economically hedged with forward contracts to sell residential mortgage-backed securities in the to-be-announced (TBA) market. These forward TBA contracts are also considered to be derivatives and are settled in cash at the security settlement date. The Company temporarily paused sales of these loans and halted entering into the forward contracts, as volatility in the TBA market caused by the COVID-19 outbreak made it difficult to effectively hedge the Company's mortgage loan production.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 17 on Fair Value Measurements in the 2019 Annual Report on Form 10-K.

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at March 31, 2020 in the table below, there were no reductions to the positive fair values of cleared swaps and the negative fair values of cleared swaps were reduced by $79.4 million. At December 31, 2019, the positive fair values of cleared swaps were reduced by $617 thousand and the negative fair values of cleared swaps were reduced by $28.5 million.

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2020	Dec. 31, 2019	Mar. 31, 2020	Dec. 31, 2019
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$151,046	$67,192	$—	$—
Total derivatives designated as hedging instruments	$151,046	$67,192	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$98,886	$37,774	$(19,394)	$(9,916)
Interest rate caps	31	4	(31)	(4)
Credit risk participation agreements	424	140	(981)	(230)
Foreign exchange contracts	63	97	(37)	(32)
Mortgage loan commitments	—	459	—	—
Mortgage loan forward sale contracts	—	6	—	(2)
Forward TBA contracts	—	2	—	(35)
Total derivatives not designated as hedging instruments	$99,404	$38,482	$(20,443)	$(10,219)
Total	$250,450	$105,674	$(20,443)	$(10,219)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended March 31, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$84,617	$107,621	$(23,004)	Interest and fees on loans	$(268)	$763	$(1,031)
Total	$84,617	$107,621	$(23,004)	Total	$(268)	$763	$(1,031)
For the Three Months Ended March 31, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors	$3,027	$10,873	$(7,846)	Interest and fees on loans	$(678)	$—	$(678)
Total	$3,027	$10,873	$(7,846)	Total	$(678)	$—	$(678)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2020	2019
Derivative instruments:
Interest rate swaps	Other non-interest income	$266	$303
Interest rate caps	Other non-interest income	19	—
Credit risk participation agreements	Other non-interest income	(27)	28
Foreign exchange contracts	Other non-interest income	(38)	16
Mortgage loan commitments	Loan fees and sales	(459)	287
Mortgage loan forward sale contracts	Loan fees and sales	(4)	16
Forward TBA contracts	Loan fees and sales	380	(266)
Total		$137	$384

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
March 31, 2020
Assets:
Derivatives subject to master netting agreements	$250,215	$—	$250,215	$(17,394)	$(130,611)	$102,210
Derivatives not subject to master netting agreements	235	—	235
Total derivatives	$250,450	$—	$250,450
Liabilities:
Derivatives subject to master netting agreements	$20,148	$—	$20,148	$(17,394)	$(1,443)	$1,311
Derivatives not subject to master netting agreements	295	—	295
Total derivatives	$20,443	$—	$20,443
December 31, 2019
Assets:
Derivatives subject to master netting agreements	$105,147	$—	$105,147	$(8,104)	$(59,525)	$37,518
Derivatives not subject to master netting agreements	527	—	527
Total derivatives	$105,674	$—	$105,674
Liabilities:
Derivatives subject to master netting agreements	$10,083	$—	$10,083	$(8,104)	$(437)	$1,542
Derivatives not subject to master netting agreements	136	—	136
Total derivatives	$10,219	$—	$10,219

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at March 31, 2020 and December 31, 2019. At March 31, 2020, the Company had posted collateral of $208.5 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.6 million in agency mortgage-backed bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
March 31, 2020
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,609,293	(200,000)	1,409,293	—	(1,409,293)	—
December 31, 2019
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,030,737	(200,000)	1,830,737	—	(1,830,737)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2020 and December 31, 2019, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2020
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$295,051	$—	$—	$295,051
Government-sponsored enterprise obligations	21,567	—	—	21,567
Agency mortgage-backed securities	789,547	40,979	238,743	1,069,269
Non-agency mortgage-backed securities	128,352	—	—	128,352
Asset-backed securities	43,008	—	25,000	68,008
Other debt securities	27,046	—	—	27,046
Total repurchase agreements, gross amount recognized	$1,304,571	$40,979	$263,743	$1,609,293
December 31, 2019
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$526,283	$—	$—	$526,283
Government-sponsored enterprise obligations	32,575	—	—	32,575
Agency mortgage-backed securities	973,774	48,517	227,802	1,250,093
Non-agency mortgage-backed securities	71,399	—	—	71,399
Asset-backed securities	60,012	40,000	—	100,012
Other debt securities	50,375	—	—	50,375
Total repurchase agreements, gross amount recognized	$1,714,418	$88,517	$227,802	$2,030,737

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.7 million and $3.5 million in the three months ended March 31, 2020 and 2019, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2020, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	1,104,211	$47.57
Granted	210,485	64.41
Vested	(246,477)	33.49
Forfeited	(1,619)	48.83
Nonvested at March 31, 2020	1,066,600	$54.15

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

Weighted per share average fair value at grant date	$10.12
Assumptions:
Dividend yield	1.7%
Volatility	20.2%
Risk-free interest rate	1.0%
Expected term	5.8 years

A summary of SAR activity during the first three months of 2020 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,049,816	$43.55
Granted	103,210	63.18
Forfeited	(501)	53.29
Expired	(78)	54.33
Exercised	(129,879)	33.65
Outstanding at March 31, 2020	1,022,568	$46.79	6.9 years	$7,089

14. Revenue from Contracts with Customers
The core principle of ASU 2014-09, "Revenue from Contracts with Customers," is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the three months ended March 31, 2020, approximately 62% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended March 31
(In thousands)	2020	2019
Bank card transaction fees	$40,200	$39,644
Trust fees	39,965	37,256
Deposit account charges and other fees	23,677	23,018
Consumer brokerage services	4,077	3,747
Other non-interest income	8,709	8,372
Total non-interest income from contracts with customers	116,628	112,037
Other non-interest income (1)	7,035	9,203
Total non-interest income	$123,663	$121,240
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

The following table presents the opening and closing receivable balances for the three month periods ended March 31, 2020 and 2019 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Bank card transaction fees	$9,692	$13,915	$11,016	$13,035
Trust fees	2,625	2,093	2,720	2,721
Deposit account charges and other fees	5,002	6,523	5,265	6,107
Consumer brokerage services	1,029	596	526	559

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. For accounting disclosure purposes, a three-level valuation hierarchy of fair value measurements has been established. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
•Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs that are observable for the assets or liabilities, either directly or indirectly (such as interest rates, yield curves, and prepayment speeds).
•Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. These may be internally developed, using the Company’s best information and assumptions that a market participant would consider.
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2019 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the March 31, 2020 and December 31, 2019 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2020 or the year ended December 31, 2019.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Assets:
Residential mortgage loans held for sale	$108	$—	$108	$—
Available for sale debt securities:
U.S. government and federal agency obligations	840,447	840,447	—	—
Government-sponsored enterprise obligations	112,870	—	112,870	—
State and municipal obligations	1,283,068	—	1,274,706	8,362
Agency mortgage-backed securities	4,168,421	—	4,168,421	—
Non-agency mortgage-backed securities	717,008	—	717,008	—
Asset-backed securities	1,232,292	—	1,232,292	—
Other debt securities	324,480	—	324,480	—
Trading debt securities	24,291	—	24,291	—
Equity securities	2,633	2,633	—	—
Private equity investments	81,159	—	—	81,159
Derivatives *	250,450	—	250,026	424
Assets held in trust for deferred compensation plan	14,194	14,194	—	—
Total assets	9,051,421	857,274	8,104,202	89,945
Liabilities:
Derivatives *	20,443	—	19,462	981
Liabilities held in trust for deferred compensation plan	14,194	14,194	—	—
Total liabilities	$34,637	$14,194	$19,462	$981
December 31, 2019
Assets:
Residential mortgage loans held for sale	$9,181	$—	$9,181	$—
Available for sale debt securities:
U.S. government and federal agency obligations	851,776	851,776	—	—
Government-sponsored enterprise obligations	139,277	—	139,277	—
State and municipal obligations	1,267,927	—	1,258,074	9,853
Agency mortgage-backed securities	3,937,964	—	3,937,964	—
Non-agency mortgage-backed securities	809,782	—	809,782	—
Asset-backed securities	1,233,489	—	1,233,489	—
Other debt securities	331,411	—	331,411	—
Trading debt securities	28,161	—	28,161	—
Equity securities	2,929	2,929	—	—
Private equity investments	94,122	—	—	94,122
Derivatives *	105,674	—	105,075	599
Assets held in trust for deferred compensation plan	16,518	16,518	—	—
Total assets	8,828,211	871,223	7,852,414	104,574
Liabilities:
Derivatives *	10,219	—	9,989	230
Liabilities held in trust for deferred compensation plan	16,518	16,518	—	—
Total liabilities	$26,737	$16,518	$9,989	$230
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2020
Balance December 31, 2019	$9,853	$94,122	$369	$104,344
Total gains or losses (realized/unrealized):
Included in earnings	—	(13,008)	(486)	(13,494)
Included in other comprehensive income *	(1,495)	—	—	(1,495)
Discount accretion	4	—	—	4
Purchases of private equity investments	—	114	—	114
Sale/pay down of private equity investments	—	(69)	—	(69)
Sale of risk participation agreements	—	—	(440)	(440)
Balance March 31, 2020	$8,362	$81,159	$(557)	$88,964
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2020	$—	$(13,008)	$(55)	$(13,063)
Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2020	$(1,495)	$—	$—	$(1,495)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2019
Balance January 1, 2019	$14,158	$85,659	$490	$100,307
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,842)	315	(1,527)
Included in other comprehensive income *	364	—	—	364
Discount accretion	7	—	—	7
Purchases of private equity investments	—	2,060	—	2,060
Balance March 31, 2019	$14,529	$85,877	$805	$101,211
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2019	$—	$(1,842)	$851	$(991)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2020
Total gains or losses included in earnings	$(459)	$(27)	$(13,008)	$(13,494)
Change in unrealized gains or losses relating to assets still held at March 31, 2020	$—	$(55)	$(13,008)	$(13,063)
For the three months ended March 31, 2019
Total gains or losses included in earnings	$287	$28	$(1,842)	$(1,527)
Change in unrealized gains or losses relating to assets still held at March 31, 2019	$823	$28	$(1,842)	$(991)

Level 3 Inputs
The Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $8.4 million at March 31, 2020, while private equity investments, included in other securities, totaled $81.2 million.
Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years	5 years
		Estimated market rate	5.7%	-	6.5%	5.8%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.3
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first three months of 2020 and 2019, and still held as of March 31, 2020 and 2019, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2020 and 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2020
Collateral dependent impaired loans	$124	$—	$—	$124	$(16)
Mortgage servicing rights	6,768	—	—	6,768	(1,056)

March 31, 2019
Collateral dependent impaired loans	$129	$—	$—	$129	$(170)
Mortgage servicing rights	6,341	—	—	6,341	(260)
Long-lived assets	134	—	—	134	(14)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other assets on the consolidated balance sheet and totaled $6.8 million at March 31, 2020. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.09%	-	11.50%	9.25%
		Prepayment speeds (CPR)*	10.91%	-	14.34%	13.14%
		Loan servicing costs - annually per loan
		Performing loans	$71	-	$80	$72
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
*Ranges and weighted averages based on interest rate tranches.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are updated periodically for changes in market conditions. Actual rates may differ from our estimates. Increases in prepayment speed and discount rates negatively impact the fair value of our mortgage servicing rights.

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

The Company prospectively adopted ASU 2016-01 on January 1, 2018. In accordance with its requirements, the fair value of loans as of March 31, 2020 and December 31, 2019 were measured using an exit price notion.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2020 and December 31, 2019:

	Carrying Amount	Estimated Fair Value at March 31, 2020
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,773,865	$—	$—	$5,769,557	$5,769,557
Real estate - construction and land	873,402	—	—	862,370	862,370
Real estate - business	2,960,308	—	—	2,991,527	2,991,527
Real estate - personal	2,464,819	—	—	2,426,824	2,426,824
Consumer	1,941,787	—	—	1,909,021	1,909,021
Revolving home equity	349,735	—	—	344,821	344,821
Consumer credit card	706,753	—	—	654,065	654,065
Overdrafts	3,143	—	—	2,278	2,278
Total loans	15,073,812	—	—	14,960,463	14,960,463
Loans held for sale	6,214	—	6,214	—	6,214
Investment securities	8,861,989	843,080	7,854,068	164,841	8,861,989
Federal funds sold	400	400	—	—	400
Securities purchased under agreements to resell	850,000	—	—	913,418	913,418
Interest earning deposits with banks	474,156	474,156	—	—	474,156
Cash and due from banks	401,185	401,185	—	—	401,185
Derivative instruments	250,450	—	250,026	424	250,450
Assets held in trust for deferred compensation plan	14,194	14,194	—	—	14,194
Total	$25,932,400	$1,733,015	$8,110,308	$16,039,146	$25,882,469
Financial Liabilities
Non-interest bearing deposits	$6,952,236	$6,952,236	$—	$—	$6,952,236
Savings, interest checking and money market deposits	12,049,279	12,049,279	—	—	12,049,279
Certificates of deposit	1,774,348	—	—	1,794,039	1,794,039
Federal funds purchased	18,720	18,720	—	—	18,720
Securities sold under agreements to repurchase	1,409,293	—	—	1,409,777	1,409,777
Other borrowings	754,976	—	4,976	750,000	754,976
Derivative instruments	20,443	—	19,462	981	20,443
Liabilities held in trust for deferred compensation plan	14,194	14,194	—	—	14,194
Total	$22,993,489	$19,034,429	$24,438	$3,954,797	$23,013,664

	Carrying Amount	Estimated Fair Value at December 31, 2019
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,565,449	$—	$—	$5,526,303	$5,526,303
Real estate - construction and land	899,377	—	—	898,152	898,152
Real estate - business	2,833,554	—	—	2,849,213	2,849,213
Real estate - personal	2,354,760	—	—	2,333,002	2,333,002
Consumer	1,964,145	—	—	1,938,505	1,938,505
Revolving home equity	349,251	—	—	344,424	344,424
Consumer credit card	764,977	—	—	708,209	708,209
Overdrafts	6,304	—	—	4,478	4,478
Total loans	14,737,817	—	—	14,602,286	14,602,286
Loans held for sale	13,809	—	13,809	—	13,809
Investment securities	8,741,888	854,705	7,738,158	149,025	8,741,888
Securities purchased under agreements to resell	850,000	—	—	869,592	869,592
Interest earning deposits with banks	395,850	395,850	—	—	395,850
Cash and due from banks	491,615	491,615	—	—	491,615
Derivative instruments	105,674	—	105,075	599	105,674
Assets held in trust for deferred compensation plan	16,518	16,518	—	—	16,518
Total	$25,353,171	$1,758,688	$7,857,042	$15,621,502	$25,237,232
Financial Liabilities
Non-interest bearing deposits	$6,890,687	$6,890,687	$—	$—	$6,890,687
Savings, interest checking and money market deposits	11,621,716	11,621,716	—	—	11,621,716
Certificates of deposit	2,008,012	—	—	2,022,629	2,022,629
Federal funds purchased	20,035	20,035	—	—	20,035
Securities sold under agreements to repurchase	1,830,737	—	—	1,831,518	1,831,518
Other borrowings	988	—	988	—	988
Derivative instruments	10,219	—	9,989	230	10,219
Liabilities held in trust for deferred compensation plan	16,518	16,518	—	—	16,518
Total	$22,398,912	$18,548,956	$10,977	$3,854,377	$22,414,310

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at March 31, 2020, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2019 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2020 are not necessarily indicative of results to be attained for any other period.

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

Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Annual Report on Form 10-K and in Part II Item 1A of this Quarterly Report on Form 10-Q. Except as set forth in Part II, Item 1A, during the quarter ended March 31, 2020, there were no material changes to the Risk Factors disclosed in the Company's 2019 Annual Report on Form 10-K.

Critical Accounting Policies
The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and the valuation of certain investment securities. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2019 Annual Report on Form 10-K. On January 1, 2020, the Company adopted ASU 2016-13 (CECL), and as a result, the Company's "Allowance for Loan Losses" accounting policy has been replaced by its "Allowance for Credit Losses" policy. There have been no other changes in the Company's application of critical accounting policies since December 31, 2019.

Allowance for Credit Losses
The Company’s Allowance for Credit Losses policy covers the collectability of its loan portfolio, the exposure of its unfunded lending commitments, and the potential for credit losses in its available for sale investment portfolio. The Company performs periodic and systematic detailed reviews of its loan portfolio and unfunded lending commitments to assess overall collectability. The level of the allowance for credit losses on loans and unfunded lending commitments reflects the Company's estimate of the losses inherent in the loan portfolio and unfunded lending commitments at any point in time. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, construction and business real estate loans, as well as for their related unfunded lending commitments. These loans and commitments are normally larger and more complex, and their collection rates are harder to predict. Personal banking loans, including personal real estate, credit card and consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Additionally, the allowance for credit losses requires the calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in the Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments section of Item 2 and in Note 1 to the consolidated financial statements.

The level of the allowance for credit losses on available for sale securities reflects the Company’s estimate of the losses inherent in the available for sale debt security portfolio. In order to estimate the allowance for credit losses on available for sale debt securities, the Company performs quarterly reviews of its investment portfolio to identify securities in an unrealized loss position. If the unrealized loss is not expected to be recovered, the Company performs further analyses to determine whether any portion of the unrealized loss indicates that a credit loss exists. Further discussion of the methodology used in establishing the allowance for credit losses on available for sale securities is provided in Note 1 to the consolidated financial statements.

Selected Financial Data

	Three Months Ended March 31
	2020	2019
Per Share Data
Net income per common share — basic	$.44	$.81	*
Net income per common share — diluted	.44	.81	*
Cash dividends on common stock	.270	.248	*
Book value per common share	27.86	24.94	*
Market price	50.35	55.30	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	72.57%	70.96%
Non-interest bearing deposits to total deposits	32.64	31.88
Equity to loans (1)	21.93	21.06
Equity to deposits	15.91	14.95
Equity to total assets	12.35	11.93
Return on total assets	.80	1.58
Return on common equity	6.48	13.64
(Based on end-of-period data)
Non-interest income to revenue (2)	38.08	37.34
Efficiency ratio (3)	59.17	58.76
Tier I common risk-based capital ratio	13.52	14.39
Tier I risk-based capital ratio	14.24	15.15
Total risk-based capital ratio	15.21	16.00
Tangible common equity to tangible assets ratio (4)	11.13	11.06
Tier I leverage ratio	11.13	11.67

* Restated for the 5% stock dividend distributed in December 2019.
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

	March 31
(Dollars in thousands)	2020	2019
Total equity	$3,252,464	$3,043,213
Less non-controlling interest	1,449	5,458
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	1,665	2,170
Total tangible common equity (a)	$2,965,645	$2,751,880
Total assets	$26,793,017	$25,033,471
Less goodwill	138,921	138,921
Less core deposit premium	1,665	2,170
Total tangible assets (b)	$26,652,431	$24,892,380
Tangible common equity to tangible assets ratio (a)/(b)	11.13%	11.06%

Results of Operations

Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	% change
Net interest income	$201,065	$203,488	$(2,423)	(1.2)%
Provision for credit losses	(57,953)	(12,463)	45,490	N.M.
Non-interest income	123,663	121,240	2,423	2.0
Investment securities losses, net	(13,301)	(925)	(12,376)	N.M.
Non-interest expense	(193,698)	(191,425)	2,273	1.2
Income taxes	(10,173)	(22,860)	(12,687)	(55.5)
Non-controlling interest income	2,254	83	(2,171)	N.M.
Net income attributable to Commerce Bancshares, Inc.	51,857	97,138	(45,281)	(46.6)
Preferred stock dividends	(2,250)	(2,250)	—	—
Net income available to common shareholders	$49,607	$94,888	(45,281)	(47.7)%
N.M. - Not meaningful.

For the quarter ended March 31, 2020, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $51.9 million, a decrease of $45.3 million, or 46.6%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was .80%, the annualized return on average common equity was 6.48%, and the efficiency ratio was 59.17%. Diluted earnings per common share was $.44, a decrease of 45.7% compared to $.81 per share in the first quarter of 2019, and decreased 52.7% compared to $.93 per share in the previous quarter.

Compared to the first quarter of last year, net interest income decreased $2.4 million this quarter, or 1.2%, mainly due to a decline of $7.4 million in interest expense on loans, coupled with a decrease of $2.0 million in interest income on investment securities. These decreases in net interest income were partly offset by a decrease of $4.0 million in deposits and borrowings interest expense. The provision for credit losses totaled $58.0 million for the current quarter, reflecting an increase in the provision for unfunded lending commitments due to the adoption of new accounting guidance as well as an increase in the provision for credit losses on the Company’s loan portfolio resulting from deteriorating economic conditions driven by the COVID-19 pandemic. Net investment securities losses totaled $13.3 million in the current quarter compared to losses of $925 thousand in the same quarter last year. Current quarter losses primarily resulted from unrealized fair value losses of $13.0 million on the Company's private equity investment portfolio, as the economic conditions resulting from the COVID-19 pandemic also negatively impacted investment valuations. Non-interest income increased $2.4 million, or 2.0%, compared to the first quarter of 2019, mainly due to growth in trust, capital market, deposit account and net bank card fees. Non-interest expense increased $2.3 million, or 1.2%, over the first quarter of 2019 primarily due to increases in salaries and benefits and data processing, partly offset by lower other non-interest expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2020 vs. 2019
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$4,486	$(7,665)	$(3,179)
Real estate - construction and land	243	(2,071)	(1,828)
Real estate - business	(121)	(2,923)	(3,044)
Real estate - personal	2,699	(803)	1,896
Consumer	250	454	704
Revolving home equity	(266)	(449)	(715)
Consumer credit card	(1,623)	339	(1,284)
Overdrafts	—	—	—
Total interest on loans	5,668	(13,118)	(7,450)
Loans held for sale	(114)	(23)	(137)
Investment securities:
U.S. government and federal agency securities	(207)	2,632	2,425
Government-sponsored enterprise obligations	(381)	622	241
State and municipal obligations	(482)	(181)	(663)
Mortgage-backed securities	2,233	(4,230)	(1,997)
Asset-backed securities	(2,303)	(130)	(2,433)
Other securities	149	127	276
Total interest on investment securities	(991)	(1,160)	(2,151)
Federal funds sold and short-term securities purchased under
agreements to resell	(31)	—	(31)
Long-term securities purchased under agreements to resell	813	2,891	3,704
Interest earning deposits with banks	1,713	(2,307)	(594)
Total interest income	7,058	(13,717)	(6,659)
Interest expense:
Deposits:
Savings	15	1	16
Interest checking and money market	(1)	(1,308)	(1,309)
Certificates of deposit of less than $100,000	(47)	563	516
Certificates of deposit of $100,000 and over	104	(871)	(767)
Total interest on deposits	71	(1,615)	(1,544)
Federal funds purchased and securities sold under
agreements to repurchase	1,039	(3,778)	(2,739)
Other borrowings	333	(7)	326
Total interest expense	1,443	(5,400)	(3,957)
Net interest income, tax equivalent basis	$5,615	$(8,317)	$(2,702)

Net interest income in the first quarter of 2020 was $201.1 million, a decrease of $2.4 million from the first quarter of 2019. On a tax equivalent (T/E) basis, net interest income totaled $204.4 million in the first quarter of 2020, down $2.7 million from the same period last year and down $1.8 million from the previous quarter. The decrease in net interest income compared to the first quarter of 2019 was mainly due to lower interest income on loans (T/E) and investment securities (T/E) of $7.5 million and $2.2 million, respectively, partly offset by lower expense on interest bearing deposits and borrowings of $4.0 million. Interest rates were impacted by actions taken by the Federal Reserve during the first quarter of 2020 to lower short-term interest rates. The decrease in interest earned on loans was mainly the result of lower yields on most loan products, especially commercial loans, many of which have variable rates. Total interest income on investment securities (T/E) decreased $2.2 million from the first quarter of last year due to decreases in both the average rate earned and average investment securities balances, partly offset by a $3.0 million increase in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). The decrease in expense on interest bearing deposits and borrowings was a result of a decline in the average rate paid. The Company's net yield on earning assets (T/E) was 3.33% in the current quarter compared to 3.52% in the first quarter of 2019.

Total interest income (T/E) decreased $6.7 million from the first quarter of 2019. Interest income on loans (T/E) was $160.5 million during the first quarter of 2020, and decreased $7.5 million, or 4.4%, from the same quarter last year. The decrease in income from the same quarter last year was primarily due to a decline of 46 basis points in the average rate earned, partly offset by growth of $633.4 million, or 4.5%, in average loan balances. Most of the decrease in interest income occurred in the business, business real estate, construction and consumer credit card loan categories. Business loan interest income fell $3.2 million due to a 57 basis point decrease in the average rate earned, partly offset by higher average balances of $408.7 million, or 8.0%. Business real estate loan interest declined $3.0 million due to a decrease of 45 basis points in the average rate earned, coupled with a $10.5 million decline in average balances. Construction loan interest decreased $1.8 million due to a decrease of 95 basis points in the average rate earned, partly offset by a $17.0 million, or 1.9%, increase in average balances. Consumer credit card loan interest declined $1.3 million due to a decline of $53.6 million, or 6.9%, in average balances, partly offset by an increase of eight basis points in the average rate earned. These decreases to interest income (T/E) were partly offset by an increase of $1.9 million in interest income on personal real estate loans, mostly due to growth of $271.4 million, or 12.8%, in average balances, while the average rates earned on these loans declined 17 basis points.

Interest income on investment securities (T/E) was $55.3 million during the first quarter of 2020, which was a decrease of $2.2 million from the same quarter last year. The decrease in interest income occurred mainly in asset-backed securities, which fell $2.4 million and resulted from a decrease of $343.1 million in the average balance. Interest income on mortgage-backed securities decreased $2.0 million, partly due to a $2.2 million decrease to premium amortization for prepayment speed changes, coupled with a decline in the average rate earned of 39 basis points. These decreases to interest income on mortgage-backed securities were partly offset by higher average balances of $325.4 million. Interest income on state & municipal obligations declined $663 thousand due to lower average balances of $60.8 million, coupled with an eight basis point decrease in the average rate earned. These decreases were partly offset by higher interest income on U.S. government & federal agency obligations, which grew $2.4 million mainly due to higher TIPS interest income. Interest income related to TIPS, which is tied to the Consumer Price Index, increased $3.0 million over the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.5 billion in the first quarter of 2020, compared to $8.8 billion in the first quarter of 2019.

Interest income on long-term securities purchased under agreements to resell increased $3.7 million over the same quarter last year, due to an increase of 135 basis points in the average rate earned, coupled with an increase of $150.0 million in average balances invested. These assets were structured with floor spreads to protect against falling rates. Additionally, interest income on balances at the Federal Reserve decreased $594 thousand due to a 156 basis point decrease in the average rate earned, partly offset by a $284.8 million increase in the average balance invested.

The average tax equivalent yield on total interest earning assets was 3.66% in the first quarter of 2020, down from 3.93% in the first quarter of 2019.

Total interest expense decreased $4.0 million compared to the first quarter of 2019 due to a $1.5 million decrease in interest expense on interest bearing deposits and a $2.4 million decrease in interest expense on borrowings. The decrease in deposit interest expense resulted mainly from a decline of $1.3 million in interest expense on interest checking and money market accounts, due to a five basis point decrease in the average rate paid. The overall average rate paid on deposits declined six basis points in the first quarter of 2020, compared to the same quarter in the prior year. Interest expense on borrowings decreased due to lower rates paid, partly offset by higher average balances of federal funds purchased and customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .52% and .65% in the first quarters of 2020 and 2019, respectively.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	% change
Bank card transaction fees	$40,200	$39,644	$556	1.4%
Trust fees	39,965	37,256	2,709	7.3
Deposit account charges and other fees	23,677	23,018	659	2.9
Capital market fees	3,790	1,879	1,911	101.7
Consumer brokerage services	4,077	3,747	330	8.8
Loan fees and sales	3,235	3,309	(74)	(2.2)
Other	8,719	12,387	(3,668)	(29.6)
Total non-interest income	$123,663	$121,240	$2,423	2.0%
Non-interest income as a % of total revenue*	38.1%	37.3%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31
(Dollars in thousands)	2020	2019	% change
Net debit card fees	$9,322	$9,131	2.1%
Net credit card fees	3,487	3,157	10.5
Net merchant fees	4,388	4,507	(2.6)
Net corporate card fees	23,003	22,849.7
Total bank card transaction fees	$40,200	$39,644	1.4%

For the first quarter of 2020, total non-interest income amounted to $123.7 million compared with $121.2 million in the same quarter last year, which was an increase of $2.4 million, or 2.0%. The increase was mainly due to growth in trust fees, capital market fees, deposit account fees and net bank card fees. Bank card transaction fees for the current quarter increased $556 thousand, or 1.4%, over the same period last year, mainly due to growth in net credit card fees of $330 thousand, net debit card fees of $191 thousand and net corporate card fees of $154 thousand, partly offset by a decline in net merchant fees of $119 thousand. The growth in net credit card and corporate card fees over the same quarter last year was mainly due to lower rewards expense. The growth in net debit card fees was mainly due to higher interchange income, while net merchant fees declined due to higher network expense. Trust fees for the quarter increased $2.7 million, or 7.3%, over the same quarter last year, resulting mainly from continued growth in private client trust fees, which were up 9.9%. Compared to the same period last year, deposit account fees increased $659 thousand due to growth in corporate cash management fees and deposit account fees. Capital market fees increased $1.9 million, or 101.7%, while consumer brokerage service fees increased $330 thousand, or 8.8%. Other non-interest income declined $3.7 million mainly due to fair value adjustments on the Company's deferred compensation plan assets, which are held in a trust and recorded as both an asset and a liability, and decreased $3.8 million from the same quarter last year, affecting both other income and other expense. This decrease was partly offset by higher cash sweep commissions, which grew $329 thousand.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2020	2019
Net gains on sales of available for sale debt securities	$—	$694
Net gains on sales of equity securities	2	—
Fair value adjustments of private equity investments, net	(13,008)	(1,842)
Fair value adjustments on equity securities, net	(295)	223
Total investment securities losses, net	$(13,301)	$(925)

Net losses on investment securities, which were recognized in earnings during the three months ended March 31, 2020 and 2019, are shown in the table above. Net securities losses of $13.3 million were reported in the first quarter of 2020, compared to net losses of $925 thousand in the same period last year. The net losses in the first quarter of 2020 were comprised of $295 thousand of net losses in fair value on equity investments and $13.0 million of net losses in fair value on the Company’s private equity investments, as the economic conditions resulting from the COVID-19 pandemic also negatively impacted investment valuations. The net losses on investment securities for the same quarter last year mainly resulted from $1.8 million of net losses in fair value on the Company’s private equity investments, partly offset by net gains of $694 thousand on sales of available for sale debt securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $2.5 million during the first three months of 2020 and $306 thousand during the first three months of 2019.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	% change
Salaries and employee benefits	$128,937	$122,128	$6,809	5.6%
Net occupancy	11,748	11,501	247	2.1
Equipment	4,821	4,471	350	7.8
Supplies and communication	4,658	5,162	(504)	(9.8)
Data processing and software	23,555	22,260	1,295	5.8
Marketing	5,979	5,900	79	1.3
Other	14,000	20,003	(6,003)	(30.0)
Total non-interest expense	$193,698	$191,425	$2,273	1.2%

Non-interest expense for the first quarter of 2020 amounted to $193.7 million, an increase of $2.3 million, or 1.2%, compared to expense of $191.4 million in the first quarter of last year. The increase in expense over the same period last year was primarily due to higher costs for salaries and employee benefits and data processing and software, partly offset by lower supplies and communication expense and other non-interest expense.

Salaries expense increased $5.4 million, or 5.4%, driven by growth in full-time salary costs and incentive compensation. Employee benefits expense totaled $23.5 million, reflecting growth of $1.4 million, or 6.2%, mainly as a result of higher retirement expense and payroll taxes. Full-time equivalent employees totaled 4,854 at March 31, 2020, compared to 4,841 at March 31, 2019. Supplies and communication expense declined $504 thousand, or 9.8%, mainly due to lower debit and credit card reissuance fees and data network expense. Data processing and software expense increased $1.3 million, or 5.8%, due to higher costs for service providers. Other non-interest expense decreased $6.0 million mostly due to lower operating losses, fees paid to outside service providers and travel and entertainment expense, in addition to the decline in the Company's deferred compensation liability, as previously mentioned. These decreases to expense were partly offset by a $1.1 million impairment on the Company's mortgage servicing rights during the first quarter of 2020.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended
	Mar. 31, 2020	Dec. 31, 2019	Mar. 31, 2019
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$160,682	$160,682	$159,932
Adoption of ASU 2016-13	(21,039)	—	—
Balance at beginning of period	$139,643	$160,682	$159,932
Provision for credit losses on loans	42,868	15,206	12,463
Net loan charge-offs (recoveries):
Commercial:
Business	(373)	3,036	447
Real estate-construction and land	—	—	(16)
Real estate-business	(21)	35	(37)
Commercial net loan charge-offs (recoveries)	(394)	3,071	394
Personal Banking:
Real estate-personal	(4)	6	101
Consumer	1,711	2,838	1,924
Revolving home equity	(38)	(45)	19
Consumer credit card	9,157	8,829	8,958
Overdrafts	426	507	317
Personal banking net loan charge-offs	11,252	12,135	11,319
Total net loan charge-offs	10,858	15,206	11,713
Balance at end of period	$171,653	$160,682	$160,682
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$1,075	$1,075	$1,075
Adoption of ASU 2016-13	16,090	—	—
Balance at beginning of period	17,165	1,075	1,075
Provision for credit losses on unfunded lending commitments	15,085	—	—
Balance at end of period	32,250	1,075	1,075
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$203,903	$161,757	$161,757

	Three Months Ended
	Mar. 31, 2020	Dec. 31, 2019	Mar. 31, 2019
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	(.03)%	.22%	.04%
Real estate-construction and land	—	—	(.01)
Real estate-business	—	—	(.01)
Commercial net loan charge-offs (recoveries)	(.02)	.13	.02
Personal Banking:
Real estate-personal	—	—	.02
Consumer	.35	.57	.40
Revolving home equity	(.04)	(.05)	.02
Consumer credit card	5.06	4.68	4.65
Overdrafts	42.37	10.98	30.57
Personal banking net loan charge-offs	.83	.90	.88
Total annualized net loan charge-offs	.30%	.42%	.34%
        * as a percentage of average loans (excluding loans held for sale)

The Company has an established process to determine the amount of the allowance for credit losses on loans and the liability for unfunded lending commitments, which assesses the risks and losses inherent in its portfolios. This process provides an allowance based on estimates of allowances for pools of loans and unfunded commitments, as well as a second, smaller component based on certain individually evaluated loans and unfunded lending commitments. The Company's policies and processes for determining the allowance for credit losses on loans and the liability for unfunded lending commitments are discussed in Note 1 to the consolidated financial statements and in the "Allowance for Credit Losses" discussion within Critical Accounting Policies in Item 2 above.

Net loan charge-offs in the first quarter of 2020 amounted to $10.9 million, compared to $15.2 million in the prior quarter and $11.7 million in the first quarter of last year. During the first quarter of 2020, the Company recorded net recoveries on commercial loans of $394 thousand, compared to net loan charge-offs of $3.1 million in the prior quarter. The higher net loan charge-offs in the prior quarter were primarily driven by a $2.8 million charge-off on a single leasing customer loan. Net charge-offs on consumer loans declined $1.1 million from the prior quarter, while net charge-offs on consumer credit card loans increased $328 thousand. Compared to the same period last year, net loan charge-offs in the first quarter of 2020 decreased $855 thousand, primarily driven by $820 thousand in lower net charge-offs on business loans.

For the three months ended March 31, 2020, annualized net charge-offs on average consumer credit card loans totaled 5.06%, compared to 4.68% in the previous quarter and 4.65% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .35%, compared to .57% in the prior quarter and .40% in the same period last year. In the first quarter of 2020, total annualized net loan charge-offs were .30%, compared to .42% in the previous quarter, and .34% in the same period last year.

As noted in Note 1, the Company adopted ASU 2016-13, known as CECL, on January 1, 2020. Upon adoption, our allowance for credit losses on loans was reduced $21.0 million and our liability for unfunded lending commitments increased $16.1 million. The decrease in the allowance for credit losses on loans was significantly influenced by the forecasted economic environment used in the estimation process as required by CECL. As of January 1, 2020, the economy was forecasted to be stable in both the short term and the long term, characterized by low unemployment. As such, the allowance related to the commercial loan segment was reduced $29.7 million when compared to the old estimation process governed by the incurred loss model. The allowance for credit losses related to consumer credit cards increased $8.5 million resulting in a net decrease in the total allowance on loans. As the estimation model for credit losses on lending commitments became governed by CECL, the Company increased the related liability for unfunded lending commitments by $16.1 million, mostly related to construction lending as the Company expected to fully fund the commitments under these contracts. As the economic cycle at January 1, 2020 appeared to be in the late stages of the cycle, the Company believed a short reasonable and supportable forecast period was appropriately used in the model. After the reasonable and supportable forecast period is over, estimated credit losses revert to average historical loss rates, which include experiences from the previous recession for commercial and consumer real estate loan segments. See Note 2 for explanations of various model assumptions used to estimate the allowance for credit losses on loans and the liability for unfunded lending commitments at implementation.

In the current quarter, the provision for credit losses on loans totaled $42.9 million, a $27.7 million increase over the provision of $15.2 million in the prior quarter, and increased $30.4 million compared to the first quarter of 2019. The provision for credit losses on loans in the current quarter was $32.0 million greater than net loan charge-offs, and the provision for credit losses on unfunded lending commitments was $15.1 million. The increase in the provision for credit losses was driven by a significant deterioration in the economic forecast used in our CECL model as of March 31, 2020 due to the COVID-19 pandemic.

For the quarter ended March 31, 2020, the allowance for credit losses related to commercial loans increased $21.5 million and the allowance for credit losses related to consumer loans increased $10.5 million, compared to the allowance for credit losses on loans on January 1, 2020, the adoption date of CECL. The increase was due to the change in the economic environment during the first quarter of 2020 which shifted from a stable economy early in the quarter to a sudden entrance into a sharp recession brought on by an unprecedented pandemic. The economic change resulted in increasing unemployment created by governmental required shut down of all non-essential business and other business disruptions caused by COVID-19. In creating the estimate for credit loss, management used past events including the last recession as well as projections of the economic environment. This resulted in large increases in the allowance for credit losses related to construction lending and business lending of $8.6 million and $9.1 million, respectively. Additionally, the allowance for credit losses on consumer credit card increased $5.9 million compared to January 1, 2020, and the allowance for personal banking excluding consumer credit card increased $4.6 million. The liability for unfunded lending commitments increased $15.1 million, primarily related to commitments associated with the construction portfolio. Given the significant uncertainty of the economic projections of a pandemic induced recession, the estimate heavily relied on historical experience, and short reasonable and supportable forecasted periods were used. As the length and depth of the current recession becomes more certain in the coming months, key assumptions utilized in the Company’s CECL model may be modified. See Note 2 for explanations of the various model assumptions utilized in this estimate. Because of the timing of the pandemic, the traditional credit quality indicators, such as net charge-off experience, greater than 90 days delinquent statistics and decreases in the internal risk rating to special mention or substandard ratings, do not reflect the expected impacts of the crisis. Changes in these indicators may be delayed as the Company offers certain assistance programs to impacted customers as allowed by various regulations and as customers are able to participate in various governmental support programs. See Note 2 for further discussion of the credit quality indicators, and refer to Risk Elements of the Loan Portfolio, Loans with Special Risk Characteristics for further information about the assistance programs offered by the Company to its customers.

The allowance for credit losses on loans and the liability for unfunded lending commitments are estimates that require significant judgment including projections of the macro-economic environment. The Company utilizes a third-party macro-economic forecast that continuously changes due to economic conditions and events. These changes in the forecast cause fluctuations in the allowance for credit losses on loans and the liability for unfunded lending commitments. The Company used its best judgment to assess the macro-economic forecast and internal loss data in estimating the allowance for credit losses on loans and the liability for unfunded lending commitments. These estimates are subject to periodic refinement based on changes in the underlying external and internal data.

The overall economic forecast used by the Company at March 31, 2020 projected a sharp recession with a recovery into 2021 as a result of the Coronavirus outbreak. This pandemic is unprecedented and information that could be used in the estimation of the allowance for credit losses on loans and the liability for unfunded lending commitments changes frequently. According to the United States Department of Labor on April 3, 2020, the unemployment rate increased by .9% to 4.4% in March 2020, the “largest over-the-month increase in the rate since 1975.” Through the week ending April 25, 2020, the 4-week moving average of initial unemployment claims was just over 5.0 million, a decrease of approximately 757 thousand from the previous week’s average, but significantly above the 2.6 million 4-week moving average at the end of March. Events such as the timing of governmental required business lock downs or possible additional waves of infection could prolong and deepen the projected recession. Alternatively, events such as additional government stimulus payments or the development of a vaccine to cure the virus could shorten the projected recession and accelerate a recovery.

The table below shows the composition of the allowance by loan class at December 31, 2019, January 1, 2020 (at the adoption of CECL), and March 31, 2020.

	December 31, 2019		January 1, 2020 (Implementation)		March 31, 2020
(Dollars in thousands)	Allowance for Credit Losses	ACL as a % of Loans	Allowance for Credit Losses	ACL as a % of Loans	Allowance for Credit Losses	ACL as a % of Loans
Commercial:
Business	$44,268.80%		$37,940.68%		$47,047.81%
RE - construction and land	21,589	2.40%	9,204	1.02%	17,828	2.04%
RE - business	25,903.91%		14,905.53%		18,676.63%
	91,760.99%		62,049.67%		83,551.87%
Personal Banking:
RE - personal	3,125.13%		4,855.21%		5,598.23%
Consumer	15,932.81%		14,518.74%		18,147.93%
Revolving home equity	638.18%		1,624.46%		1,858.53%
Consumer credit card	47,997	6.27%	56,495	7.39%	62,397	8.83%
Overdrafts	1,230	19.51%	102	1.62%	102	3.25%
	68,922	1.27%	77,594	1.43%	88,102	1.61%
Total	$160,682	1.09%	$139,643.95%		$171,653	1.14%

At March 31, 2020, the allowance for credit losses on loans amounted to $171.7 million, compared to $160.7 million at December 31, 2019, and was 1.14% and 1.09% of total loans at March 31, 2020 and December 31, 2019, respectively. The Company considers the allowance for credit losses and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at March 31, 2020.

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

(Dollars in thousands)	March 31, 2020	December 31, 2019
Non-accrual loans	$10,633	$10,220
Foreclosed real estate	422	365
Total non-performing assets	$11,055	$10,585
Non-performing assets as a percentage of total loans	.07%	.07%
Non-performing assets as a percentage of total assets	.04%	.04%
Total loans past due 90 days and still accruing interest	$16,520	$19,859

Non-accrual loans totaled $10.6 million at March 31, 2020, an increase of $413 thousand from the balance at December 31, 2019. The increase occurred mainly in business real estate loans and personal real estate loans which increased $502 thousand and $44 thousand, respectively, partly offset by a decrease in business loans of $133 thousand. At March 31, 2020, non-accrual loans were comprised mainly of business (69.2%), personal real estate (16.4%), and business real estate (14.4%) loans. Foreclosed real estate totaled $422 thousand at March 31, 2020, an increase of $57 thousand when compared to December 31, 2019. Total loans past due 90 days or more and still accruing interest were $16.5 million as of March 31, 2020, a decrease of $3.3 million from December 31, 2019. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $242.3 million at March 31, 2020 compared with $164.8 million at December 31, 2019, resulting in a decrease of $77.5 million, or 47.0%.

(In thousands)	March 31, 2020	December 31, 2019
Potential problem loans:
Business	$122,648	$83,943
Real estate – construction and land	1,054	470
Real estate – business	118,305	80,071
Real estate – personal	261	283
Total potential problem loans	$242,268	$164,767

At March 31, 2020, the Company had $87.3 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $64.4 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 5.8% of total loans outstanding at March 31, 2020. The largest component of construction and land loans was commercial construction, which decreased $29.0 million during the three months ended March 31, 2020. At March 31, 2020, multi-family residential construction loans totaled approximately $205.0 million, or 31.7%, of the commercial construction loan portfolio, compared to $213.4 million, or 31.8%, at December 31, 2019.

(Dollars in thousands)	March 31, 2020	% of Total	% of Total Loans	December 31, 2019	% of Total	% of Total Loans
Residential land and land development	$63,373	7.2%	.4%	$65,687	7.3%	.4%
Residential construction	131,890	15.1	.9	128,575	14.3	.9
Commercial land and land development	36,510	4.2	.2	34,525	3.8	.2
Commercial construction	641,629	73.5	4.3	670,590	74.6	4.6
Total real estate - construction and land loans	$873,402	100.0%	5.8%	$899,377	100.0%	6.1%

Real Estate – Business Loans
Total business real estate loans were $3.0 billion at March 31, 2020 and comprised 19.6% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2020, 35.9% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	March 31, 2020	% of Total	% of Total Loans	December 31, 2019	% of Total	% of Total Loans
Owner-occupied	$1,064,137	35.9%	7.1%	$1,048,716	37.0%	7.1%
Multi-family	333,624	11.3	2.2	306,577	10.8	2.1
Office	321,827	10.9	2.1	297,278	10.5	2.0
Retail	376,772	12.7	2.5	383,234	13.5	2.6
Hotels	276,446	9.3	1.8	210,557	7.4	1.4
Farm	176,170	6.0	1.2	177,669	6.3	1.2
Senior living	167,935	5.7	1.1	164,000	5.8	1.1
Industrial	101,732	3.4	.7	108,285	3.8	.7
Other	141,665	4.8	.9	137,238	4.9	1.0
Total real estate - business loans	$2,960,308	100.0%	19.6%	$2,833,554	100.0%	19.2%

Revolving Home Equity Loans
The Company had $349.7 million in revolving home equity loans at March 31, 2020 that were generally collateralized by residential real estate. Most of these loans (92.6%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2020, the outstanding principal of loans with an original LTV higher than 80% was $39.4 million, or 11.3% of the portfolio, compared to $41.1 million as of December 31, 2019. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $1.7 million at March 31, 2020 compared to $2.0 million at December 31, 2019. The weighted average FICO score for the total current portfolio balance is 790. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2020 through 2022, approximately 14.1% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 95% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Outstanding balances for auto loans were $897.7 million and $908.3 million at March 31, 2020 and December 31, 2019, respectively. The balances over 30 days past due amounted to $10.6 million at March 31, 2020 compared to $13.2 million at December 31, 2019, and comprised 1.2% and 1.5% of the outstanding balances of these loans at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020, $100.0 million of new auto loans were originated, compared to $83.4 million during the first three months of 2019.  At March 31, 2020, the automobile loan portfolio had a weighted average FICO score of 755.

Outstanding balances for motorcycle loans were $69.9 million at March 31, 2020, compared to $71.9 million at December 31, 2019. The balances over 30 days past due amounted to $1.1 million and $1.3 million at March 31, 2020 and December 31, 2019, respectively, and comprised 1.6% of the outstanding balance of these loans at March 31, 2020, compared to 1.9% at December 31, 2019. During the first three months of 2020, new motorcycle loan originations totaled $7.3 million compared to $2.4 million during the first three months of 2019.

The Company's balance of marine and RV loans totaled $32.6 million at March 31, 2020, compared to $35.4 million at December 31, 2019, and the balances over 30 days past due amounted to $1.1 million and $1.5 million at March 31, 2020 and December 31, 2019, respectively. The net charge-offs on marine and RV loans decreased from $152 thousand in the first three months of 2019 to $4 thousand in the first three months of 2020.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2020 of $706.8 million in consumer credit card loans outstanding, approximately $126.4 million, or 17.9%, carried a low promotional rate. Within the next six months, $51.6 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $201.1 million, or 1.3% of total loans at March 31, 2020, and $197.4 million at December 31, 2019, an increase of $3.6 million.

(In thousands)	March 31, 2020	December 31, 2019	Unfunded commitments at March 31, 2020
Extraction	$166,813	$177,903	$64,412
Mid-stream shipping and storage	17,888	4,763	41,477
Downstream distribution and refining	8,242	7,168	18,407
Support activities	8,134	7,598	16,673
Total energy lending portfolio	$201,077	$197,432	$140,969

Information about the credit quality of the Company's energy lending portfolio as of March 31, 2020 and December 31, 2019 is provided in the table below.

(Dollars in thousands)	March 31, 2020	% of Energy Lending	December 31, 2019	% of Energy Lending
Pass	$163,818	81.6%	$170,938	86.6%
Special mention	17,392	8.6%	6,961	3.5%
Substandard	16,991	8.4%	16,600	8.4%
Non-accrual	2,876	1.4%	2,933	1.5%
Total	$201,077	100.0%	$197,432	100.0%

Energy lending balances classified as substandard and non-accrual represented 8.4% and 1.4% respectively, of total energy lending loan balances at March 31, 2020. No net charge-offs were recorded on energy loans during the three months ended March 31, 2020 and December 31, 2019.

Pandemic-Sensitive Industry Lending
As a result of the ongoing COVID-19 global pandemic, the United States economy is currently in an unprecedented state of uncertainty. While nearly every industry has been impacted to some degree by business disruptions, the Company identified the following industries and lending exposures within its loan portfolio at March 31, 2020 and December 31, 2019.

(In thousands)	March 31, 2020	% of Loan Portfolio at March 31, 2020	December 31, 2019	Unfunded commitments at March 31, 2020
Multifamily and student housing	$544,480	3.6%	$528,280	$266,061
Commercial real estate - retail	403,727	2.7%	405,795	23,983
Automobile dealers	315,294	2.1%	337,794	95,051
Senior living	296,934	2.0%	301,441	93,317
Hotels	278,118	1.8%	256,512	67,976
Beer distributors	225,234	1.5%	224,362	55,781
Retail stores	217,058	1.4%	147,223	85,021
Energy	201,077	1.3%	198,162	140,970
Restaurants	83,972.6%		82,398	26,552
Total	$2,565,894	17.0%	$2,481,967	$854,712

Subsequent to March 31, 2020 and the significant deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company saw an increase in loan payment deferral requests. A summary of loan balances related to loan payment deferral requests as of April 30, 2020 are shown in the table below, disaggregated by loan portfolio.

(Dollars in thousands)	Number of Payment Deferral Requests	Loan Balance Outstanding at March 31, 2020	% of Portfolio - based on March 31, 2020 Loan Balance
Commercial:
Over $500 thousand (1)	101	$349,306	3.7%
Under $500 thousand (1)	458	60,337	0.6%
Total	559	$409,643	4.3%
(1) Excludes commercial card payment deferral requests.

(Dollars in thousands)	Number of Payment Deferral Requests	Loan Balance Outstanding at April 30, 2020	% of Portfolio - based on April 30, 2020 Loan Balance
Personal Banking:
Real estate - personal	223	$56,903	1.0%
Consumer	5,220	59,956	1.1%
Consumer credit card	1,545	10,068	0.2%
Total	6,988	$126,927	2.3%

As of April 30, 2020, requests for payment deferral on commercial loans have been concentrated in the following industries:

(Dollars in thousands)	Number of Payment Deferral Requests	Loan Balance Outstanding at March 31, 2020
Hotels	18	$161,720
Real estate developer/owner	116	59,114
Motor vehicle parts and dealers	5	45,944
Doctors and dental practices	127	20,442
Air transportation	4	18,342
Restaurants and dining	22	10,721
All other	267	93,360
Total	559	$409,643

Small Business Lending
During April 2020, in response to the COVID-19 crisis, the federal government created the Paycheck Protection Program, sponsored by the Small Business Administration ("SBA"), under the CARES Act. As a participating lender under the program, the Company secured $1.6 billion in lending for 6,759 customers, with a median loan size of $40 thousand. The Company understands that the loans are fully guaranteed by the SBA. The maximum term of the loans is two years, however, the Company believes that the majority of the loan balances are expected to be forgiven by the SBA.

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.3 billion at March 31, 2020, compared to $1.1 billion at December 31, 2019. Additional unfunded commitments at March 31, 2020 totaled $1.4 billion.

Income Taxes
Income tax expense was $10.2 million in the first quarter of 2020, compared to $28.2 million in the fourth quarter of 2019 and $22.9 million in the first quarter of 2019. The Company's effective tax rate, including the effect of non-controlling interest, was 16.4% in the first quarter of 2020, compared to 20.9% in the fourth quarter of 2019 and 19.1% in the first quarter of 2019. The decrease in the effective tax rate is mostly due to the mix of taxable and non-taxable income and expense during the first quarter of 2020. In addition, the effective tax rate in the first quarter has historically been lower than other quarters due to the recognition of share-based excess tax benefits as a reduction to income tax expense. These benefits result from transactions relating to equity award vesting, most of which occur in the first quarter of each year.

Financial Condition

Balance Sheet
Total assets of the Company were $26.8 billion at March 31, 2020 and $26.1 billion at December 31, 2019. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $25.0 billion at March 31, 2020 and $24.6 billion at December 31, 2019, and consisted of 60% in loans and 34% in investment securities at March 31, 2020.

During the first quarter of 2020, average loans totaled $14.7 billion, an increase of $248.3 million over the prior quarter, and grew $627.9 million, or 4.46%, over the same quarter last year. Period-end loans grew $328.4 million over the prior quarter and $939.2 million over March 31, 2019. Compared to the previous quarter, average loan growth was primarily driven by increases in business loans and personal real estate loans of $131.6 million and $107.2 million, respectively. Additionally, business real estate and construction loans grew $33.4 million and $22.7 million this quarter, respectively. This growth was partly offset by a decline in consumer card loans of $21.5 million. Consumer loans saw higher demand for health services financing, but that growth was offset by lower auto loans and other consumer lending. Growth in business loans was the result of increased commercial and industrial lending, while personal real estate loan balances grew due to a higher portion of loans originated being retained rather than sold during the first quarter of 2020 compared to the previous quarter. During the current quarter, the Company sold certain fixed rate personal real estate loans totaling $39.3 million, compared to $61.5 million in the prior quarter.

During the first quarter of 2020, the fair value total average available for sale debt securities decreased $103.3 million from the previous quarter to $8.5 billion, at fair value. The decrease in investment securities was mainly the result of declines in asset-backed, U.S. government and federal agency, and government-sponsored enterprise obligation securities. Purchases of securities during the quarter totaled $648.9 million, and sales, maturities and pay downs were $636.5 million. At March 31, 2020, the duration of the investment portfolio was 2.6 years, and maturities and pay downs of approximately $1.4 billion are expected to occur during the next 12 months.

Total average deposits increased $110.8 million this quarter compared to the previous quarter. The increase in deposits resulted from growth in interest checking and money market deposits ($159.1 million), demand deposits ($62.2 million), and savings deposits ($28.4 million). These increases were partially offset by a decline in certificates of deposit ($139.0 million). Compared to the previous quarter, total average consumer and wealth deposits (including private banking) grew $141.0 million and $64.1 million, respectively, while average commercial deposits decreased $159.4 million this quarter. The average loans to deposits ratio was 72.6% in the current quarter and 71.7% in the prior quarter. The Company’s average borrowings, which includes customer repurchase agreements, were $2.2 billion in the first quarter of 2020 and $1.9 billion in the prior quarter.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2020	March 31, 2019	December 31, 2019
Liquid assets:
Available for sale debt securities	$8,678,586	$8,627,890	$8,571,626
Federal funds sold	400	250	—
Long-term securities purchased under agreements to resell	850,000	700,000	850,000
Balances at the Federal Reserve Bank	474,156	166,077	395,850
Total	$10,003,142	$9,494,217	$9,817,476

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $400 thousand as of March 31, 2020. Long-term resale agreements, maturing through 2023, totaled $850.0 million at March 31, 2020. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $895.3 million in fair value at March 31, 2020. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $474.2 million at March 31, 2020. The fair value of the available for sale debt portfolio was $8.7 billion at

March 31, 2020 and included an unrealized net gain in fair value of $241.0 million. The total net unrealized gain included net gains of $154.3 million on mortgage-backed and asset-backed securities, $41.2 million on U.S. government and federal agency obligations, $35.4 million on state and municipal obligations, and $5.0 million on both government-sponsored enterprise obligations and other debt securities.

Approximately $1.4 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2020	March 31, 2019	December 31, 2019
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$44,660	$64,702	$48,304
FHLB borrowings and letters of credit	7,072	9,502	7,637
Securities sold under agreements to repurchase *	1,662,630	1,820,190	2,083,716
Other deposits and swaps	2,146,632	2,069,215	2,149,575
Total pledged securities	3,860,994	3,963,609	4,289,232
Unpledged and available for pledging	3,459,988	3,405,046	3,029,268
Ineligible for pledging	1,357,604	1,259,235	1,253,126
Total available for sale debt securities, at fair value	$8,678,586	$8,627,890	$8,571,626
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2020, such deposits totaled $19.0 billion and represented 91.5% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.2 billion at March 31, 2020. These accounts are normally considered more volatile and higher costing and comprised 5.6% of total deposits at March 31, 2020.

(In thousands)	March 31, 2020	March 31, 2019	December 31, 2019
Core deposit base:
Non-interest bearing	$6,952,236	$6,298,724	$6,890,687
Interest checking	2,032,642	2,035,476	2,130,591
Savings and money market	10,016,637	9,763,870	9,491,125
Total	$19,001,515	$18,098,070	$18,512,403

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	March 31, 2020	March 31, 2019	December 31, 2019
Borrowings:
Federal funds purchased	$18,720	$262,375	$20,035
Securities sold under agreements to repurchase	1,409,293	1,460,376	1,830,737
FHLB advances	750,000	—	—
Other debt	6,461	2,022	2,418
Total	$2,184,474	$1,724,773	$1,853,190

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are collateralized by securities in the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.4 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $750.0 million at March 31, 2020. The current advances have fixed interest rates and are short-term, maturing later in 2020.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2020.

	March 31, 2020
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,730,451	$1,260,274	$3,990,725
Advances outstanding	(750,000)	—	(750,000)
Letters of credit issued	(156,218)	—	(156,218)
Available for future advances	$1,824,233	$1,260,274	$3,084,507

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $8.3 million during the first three months of 2020, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $79.8 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $281.6 million. Growth in the loan portfolio used cash of $346.9 million, while activity in the investment securities portfolio provided cash of $72.9 million from sales, maturities and pay downs (net of purchases). Financing activities provided cash of $193.5 million, largely resulting from an increase in short-term borrowings of $754.0 million partially offset by a decrease of $422.8 million in federal funds purchased and securities sold under agreements to repurchase, treasury stock purchases of $53.1 million, decrease of $52.0 million in deposit balances, and dividend payments of $32.5 million on common and preferred stock. While the future short-term liquidity needs arising from daily operations might vary more than the prior few years due to the COVID-19 pandemic, the Company believes it will be able to meet these cash flow needs.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2020 and December 31, 2019, as shown in the following table.

(Dollars in thousands)	March 31, 2020	December 31, 2019	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$20,174,835	$19,713,813
Tier I common risk-based capital	2,727,291	2,745,538
Tier I risk-based capital	2,872,075	2,890,322
Total risk-based capital	3,069,153	3,052,079
Tier I common risk-based capital ratio	13.52%	13.93%	7.00%	6.50%
Tier I risk-based capital ratio	14.24%	14.66%	8.50%	8.00%
Total risk-based capital ratio	15.21%	15.48%	10.50%	10.00%
Tier I leverage ratio	11.13%	11.38%	4.00%	5.00%
*under Prompt Corrective Action requirements

In the first quarter of 2020, the interim final rule of the Federal Reserve Bank and other U.S. banking agencies became effective, providing banks that adopt CECL (ASU 2016-13) during the 2020 calendar year the option to delay recognizing the estimated impact on regulatory capital until after a two year deferral period, followed by a three year transition period. In connection with the adoption of CECL on January 1, 2020, the Company has elected to utilize this option. As a result, the two-year deferral period for the Company extends through December 31, 2021. Beginning on January 1, 2022, the Company will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025.

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the three months ended March 31, 2020, the Company purchased 869,692 shares at an average price of $61.11 in open market purchases and through stock-based compensation transactions. At March 31, 2020, 3,561,266 shares remained available for purchase under the Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.27 per share cash dividend on its common stock in the first quarter of 2020, which was an 8.9% increase compared to its 2019 quarterly dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2020 totaled $11.9 billion (including approximately $5.0 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $398.8 million and $3.7 million, respectively, at March 31, 2020. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.7 million at March 31, 2020. In conjunction with its adoption of ASU 2016-13, the Company recorded an increase to the allowance for credit losses on these unfunded lending commitments. The allowance is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheet. At March 31, 2020, the liability for unfunded commitments totaled $32.3 million. See further discussion of the liability for unfunded lending commitments in Note 1 and Note 2 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first three months of 2020, purchases and sales of tax credits amounted to $41.5 million and $34.8 million, respectively. Fees from sales of tax credits were $1.1 million for the three months ended March 31, 2020, compared to $861 thousand in the same period last year. At March 31, 2020, the Company expected to fund outstanding purchase commitments of $120.0 million during the remainder of 2020.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2020 and 2019.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2020
Net interest income	$78,981	$85,707	$12,959	$177,647	$23,418	$201,065
Provision for credit losses	(11,206)	356	(3)	(10,853)	(47,100)	(57,953)
Non-interest income	34,085	49,888	47,410	131,383	(7,720)	123,663
Investment securities losses, net	—	—	—	—	(13,301)	(13,301)
Non-interest expense	(77,219)	(80,936)	(31,861)	(190,016)	(3,682)	(193,698)
Income before income taxes	$24,641	$55,015	$28,505	$108,161	$(48,385)	$59,776
Three Months Ended March 31, 2019
Net interest income	$76,692	$86,081	$11,726	$174,499	$28,989	$203,488
Provision for loan losses	(11,049)	(618)	33	(11,634)	(829)	(12,463)
Non-interest income	29,171	47,915	43,534	120,620	620	121,240
Investment securities losses, net	—	—	—	—	(925)	(925)
Non-interest expense	(73,429)	(76,918)	(30,555)	(180,902)	(10,523)	(191,425)
Income before income taxes	$21,385	$56,460	$24,738	$102,583	$17,332	$119,915
Increase (decrease) in income before income taxes:
Amount	$3,256	$(1,445)	$3,767	$5,578	$(65,717)	$(60,139)
Percent	15.2%	(2.6)%	15.2%	5.4%	N.M.	(50.2)%

Consumer
For the three months ended March 31, 2020, income before income taxes for the Consumer segment increased $3.3 million, or 15.2%, compared to the first three months of 2019. This increase in income before taxes was mainly due to growth in net interest income of $2.3 million, or 3.0%, and non-interest income of $4.9 million, or 16.8%. These increases were partly offset by higher non-interest expense of $3.8 million, or 5.2%. Net interest income increased due to a $4.7 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a $1.0 million decrease in loan interest income, and a $1.4 million increase in deposit interest expense. Non-interest income increased mainly due to growth in mortgage banking revenue and net credit card fees (mainly lower rewards expense). Non-interest expense increased over the same period in the previous year due to higher salaries expense, an impairment on mortgage servicing rights, and increased allocated supports costs (mainly information technology, online banking and retail management fees). The provision for credit losses totaled $11.2 million, a $157 thousand increase over the first three months of 2019, which was mainly due to higher credit card loan net charge-offs.

Commercial
For the three months ended March 31, 2020, income before income taxes for the Commercial segment decreased $1.4 million, or 2.6%, compared to the same period in the previous year. This decrease was mainly due to higher non-interest expense and lower net interest income. These decreases to income were partly offset by higher non-interest income. Net interest income decreased $374 thousand due to lower loan interest income of $8.3 million, mostly offset by declines in deposit and borrowings interest expense of $3.3 million and $2.7 million, respectively, coupled with a $1.9 million increase in net allocated funding credits. Non-interest income increased $2.0 million, or 4.1%, over the previous year mainly due to higher capital market fees, partly offset by lower net corporate card fees (driven by higher rewards expense). Non-interest expense increased $4.0 million, or 5.2%, mainly due to increases in salaries expense and allocated support costs (mainly information technology and commercial banking support). These increases were partly offset by lower operating losses and a decrease in allocated deposit operations servicing costs. The provision for credit losses decreased $974 thousand from the same period last year, mainly due to net recoveries recorded on business, lease and personal real estate loans in the current year.

Wealth
Wealth segment pre-tax profitability for the three months ended March 31, 2020 increased $3.8 million, or 15.2%, over the same period in the previous year. Net interest income increased $1.2 million, or 10.5%, mainly due to a $2.3 million increase in net funding credits, partly offset by a $641 thousand decrease in loan interest income and a $376 thousand increase in deposit interest expense. Non-interest income increased $3.9 million, or 8.9%, over the prior year largely due to higher trust fee income (mainly private client trust fees), and brokerage fees (mainly advisory fees). Non-interest expense increased $1.3 million, or 4.3%, due to higher salaries expense and allocated support costs for information technology. The provision for credit losses increased $36 thousand over the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $65.7 million. This decrease was partly due to lower net interest income of $5.6 million and non-interest income of $8.3 million, partly offset by higher non-interest income of $9.1 million. Unallocated securities losses were $13.3 million in the first three months of 2020 compared to losses of $925 thousand in 2019. Also, the unallocated provision for credit losses increased $46.3 million, primarily driven by the an increase in the allowance for credit losses on loans and the liability for unfunded lending commitments, which is not allocated to segments for management reporting purposes. Net charge-offs are allocated to segments when incurred for management reporting purposes. At March 31, 2020, the Company's provision for credit losses on unfunded lending commitments was $15.1 million. Additionally, the provision for credit losses on loans was $32.0 million in excess of charge-offs in the first three months of 2020, while the provision was $829 thousand in excess of charge-offs during the first three months of 2019.

Impact of Recently Issued Accounting Standards

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

This new measurement approach requires the calculation of expected lifetime credit losses and is applied to financial assets measured at amortized cost, including loans and held-to-maturity securities as well as certain unfunded lending commitments such as loan commitments. The standard also changes the impairment model of available for sale debt securities.

The allowance for loan losses under the previously required incurred loss model that is reported on the Company's consolidated balance sheet is different under the requirements of the CECL model. At adoption, a cumulative-effect adjustment for the change in the allowance for credit losses increased retained earnings by $3.8 million. The cumulative-effect adjustment to retained earnings, net of taxes, was comprised of the impact to the allowance for credit losses on outstanding loans and the impact to the liability for unfunded lending commitments. There is no implementation impact on held-to-maturity debt securities as the Company does not hold any held-to-maturity debt securities.

The new accounting standard does not require the use of a specific loss estimation method for purposes of determining the allowance for credit losses. The Company selected a methodology that uses historical net charge-off rates, adjusted by the impacts of a reasonable and supportable forecast and the impacts of other qualitative factors to determine the expected credit losses. Key assumptions include the application of historical loss rates, prepayment speeds, forecast results of a reasonable and supportable period, the period to revert to historical loss rates, and qualitative factors. The forecast is determined using projections of certain macroeconomic variables, such as, unemployment rate, prime rate, BBB corporate yield, and house price index. The model design and methodology requires management judgment.

The allowance for credit losses on the commercial portfolio decreased due to the relatively short contractual lives of the commercial loan portfolios coupled with an economic forecast predicting stable macroeconomic factors similar to the current environment at adoption. The allowance for credit losses on the personal banking portfolio increased due to the relatively longer contractual lives of certain portfolios, primarily those collateralized with personal real estate. Because the commercial loan portfolio represented 63% of total loans at December 31, 2019, the change in its allowance for credit losses had a more significant impact on the total allowance for credit losses, and resulted in a net reduction in the allowance for credit losses. The Company's allowance for loan losses to total loans ratio declined from 1.09% at December 31, 2019, to .95% at adoption. Offsetting the overall reduction in the allowance for credit losses for outstanding loans was an increase in the liability for unfunded lending commitments. The liability increased as the loss estimation was required to be expanded over the contractual commitment period. The adoption also resulted in an immaterial adjustment to retained earnings at January 1, 2020. Further discussion of the accounting impact of the Company's adoption is included in Note 1 to the consolidated financial statements.

Additionally, the Company elected to phase the estimated impact of CECL into regulatory captial in accordance with the interim final rule of the Federal Reserve Bank and other U.S. banking agencies. Further discussion of the impact of this election is discussed in Capital Management within Liquidity and Capital Resources.

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

Reference Rate Reform The FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting", in March 2020. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if they reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, expect for certain hedging relationships existing as of December 31, 2022. The Company has established a LIBOR Transition Program, which is lead by the LIBOR Transition Steering Committee (Committee) whose purpose is to guide the overall transition process for the Company. The Committee is an internal, cross-functional team with representatives from all relevant business lines, support functions and legal counsel. An initial LIBOR impact and risk assessment has been performed, and the Committee is assessing the results of the assessment and developing and prioritizing actions. Additionally, LIBOR fallback language has been included in key loan provisions of new and renewed loans in preparation for transition from LIBOR to the new benchmark rate when such transition occurs.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2020 and 2019

	First Quarter 2020			First Quarter 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,493,657	$47,865	3.50%	$5,084,920	$51,044	4.07%
Real estate — construction and land	924,086	10,985	4.78	907,062	12,813	5.73
Real estate — business	2,853,632	29,535	4.16	2,864,177	32,579	4.61
Real estate — personal	2,390,716	22,778	3.83	2,119,365	20,882	4.00
Consumer	1,950,491	23,188	4.78	1,929,202	22,484	4.73
Revolving home equity	350,256	4,013	4.61	370,962	4,728	5.17
Consumer credit card	727,569	22,177	12.26	781,167	23,461	12.18
Overdrafts	4,044	—	—	4,205	—	—
Total loans	14,694,451	160,541	4.39	14,061,060	167,991	4.85
Loans held for sale	12,875	197	6.15	18,350	334	7.38
Investment securities:
U.S. government and federal agency obligations	802,556	4,168	2.09	909,466	1,743.78
Government-sponsored enterprise obligations	134,296	1,398	4.19	199,480	1,157	2.35
State and municipal obligations(A)	1,222,595	9,443	3.11	1,283,349	10,106	3.19
Mortgage-backed securities	4,685,782	27,628	2.37	4,360,428	29,625	2.76
Asset-backed securities	1,182,556	7,724	2.63	1,525,623	10,157	2.70
Other debt securities	321,733	2,355	2.94	335,612	2,229	2.69
Trading debt securities(A)	34,055	213	2.52	25,411	203	3.24
Equity securities(A)	4,273	497	46.78	4,568	423	37.55
Other securities(A)	144,096	1,902	5.31	130,057	1,836	5.73
Total investment securities	8,531,942	55,328	2.61	8,773,994	57,479	2.66
Federal funds sold and short-term securities
purchased under agreements to resell	326	2	2.47	4,797	33	2.79
Long-term securities purchased
under agreements to resell	850,000	7,462	3.53	700,000	3,758	2.18
Interest earning deposits with banks	601,420	1,292.86		316,660	1,886	2.42
Total interest earning assets	24,691,014	224,822	3.66	23,874,861	231,481	3.93
Allowance for credit losses on loans	(139,482)			(159,275)
Unrealized gain (loss) on debt securities	191,275			(48,925)
Cash and due from banks	370,368			367,146
Premises and equipment, net	392,263			375,771
Other assets	605,833			454,344
Total assets	$26,111,271			$24,863,922
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$952,709	263.11		$896,378	247.11
Interest checking and money market	10,777,400	8,046.30		10,762,550	9,355.35
Certificates of deposit of less than $100,000	622,840	1,775	1.15	590,200	1,259.87
Certificates of deposit of $100,000 and over	1,299,443	5,235	1.62	1,267,517	6,002	1.92
Total interest bearing deposits	13,652,392	15,319.45		13,516,645	16,863.51
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,990,051	4,770.96		1,771,534	7,509	1.72
Other borrowings	161,698	331.82		1,248	5	1.62
Total borrowings	2,151,749	5,101.95		1,772,782	7,514	1.72
Total interest bearing liabilities	15,804,141	20,420.52%		15,289,427	24,377.65%
Non-interest bearing deposits	6,615,108			6,324,738
Other liabilities	466,980			284,018
Equity	3,225,042			2,965,739
Total liabilities and equity	$26,111,271			$24,863,922
Net interest margin (T/E)		$204,402			$207,104
Net yield on interest earning assets			3.33%			3.52%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest income sensitivity to movement in interest rates. The Company performs monthly simulations that model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2019 Annual Report on Form 10-K.

The tables below show the effects of gradual shifts in interest rates over a twelve month period on the Company’s net interest income versus the Company's net interest income in a flat rate scenario.  Simulation A presents three rising rate scenarios and in each scenario, rates are assumed to change evenly over 12 months. In these scenarios, the balance sheet remains flat with the exception of deposit balances, which may fluctuate based on changes in rates. For instance, the Company may experience deposit disintermediation if the spread between market rates and bank deposit rates widens as rates rise.

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

Simulation A	March 31, 2020			December 31, 2019
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$25.0	3.07%	$(466.4)	$11.6	1.42%	$(401.1)
200 basis points rising	$19.4	2.38%	$(325.7)	$7.8	.95%	$(281.9)
100 basis points rising	$11.6	1.42%	$(171.7)	$1.1	.14%	$(146.5)

Simulation B	March 31, 2020			December 31, 2019
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$12.8	1.56%	$(995.4)	$(4.3)	(.53)%	$(910.1)
200 basis points rising	$9.4	1.16%	$(859.6)	$(6.0)	(.74)%	$(795.2)
100 basis points rising	$4.1	.51%	$(714.4)	$(10.5)	(1.29)%	$(664.8)

Under Simulation A, rising rates push interest income up more quickly than funding costs. This is predominately due to variable rate loans repricing up with market rates while deposit rates only partially reprice higher. Lower market rates since the prior quarter make rising rate scenarios look better as deposit rate-sensitivity decreases. The Company did not model a 100 basis point falling scenario due to the already low interest rate environment.

In Simulation B, the assumed higher levels of deposit attrition were modeled to be replaced by wholesale borrowed funds with higher costs, although the cost of these wholesale funds are lower than the prior quarter. This simulation is meant to capture the results of a shrinking balance sheet.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 under Note 17, Legal and Regulatory Proceedings.

Item 1A. RISK FACTORS

The section titled "Risk Factors" in Part I, Item 1A of the Company's 2019 Annual Report on Form 10-K includes a discussion of the many risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on its business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in the Company's 2019 Annual Report on Form 10-K. Except as presented below, there have been no material changes to the risk factors described in the Company's 2019 Annual Report on Form 10-K.

Public health threats or outbreaks of communicable diseases has adversely affected, and is expected to continue to adversely effect on the Company's operations and financial results
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company’s financial performance. For example, the ongoing global Coronavirus Disease 2019 (COVID-19) pandemic has destabilized the financial markets in which the Company operates, and likely will continue to cause significant disruption in the global economies and financial markets, including the Company's local markets. The Company is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. In reaction to and as preventative measure to attempt to slow the spread of the pandemic, government authorities have in many states and municipalities implemented mandatory closures, shelter-in-place orders, and social distancing protocols, including orders within many of the geographic areas that the Company operates. Although the Company is considered an essential business, access to its branches and office locations have been restricted, for the safety of its employees and customers. Limiting customers' access to the Company's physical business could prevent some customers from transacting with the Company and lower demand for lending and other services offered by the Company, adversely affecting its cash flows, financial condition, results of operations, profitability and asset quality and could continue to do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•continue to impact customer demand of the Company’s lending and related services, leading to lower revenue;
•cause the Company to experience an increase in costs as a result of the Company implementing operational changes to accommodate its newly-remote workforce;
•cause delayed payments from customers and uncollectible accounts, defaults, foreclosures, and declining collateral values, resulting in losses to the Company;
•result in losses on the Company's investment portfolio, due to volatility in the markets and lower trading volume driven by economic uncertainty;
•cause market interest rates to continue to decline, which could adversely affect the Company's net interest income and profitability;
•cause the Company's credit losses to grow substantially;
•impact availability of qualified personnel; and
•cause other unpredictable events.
The situation surrounding COVID-19 remains uncertain and the potential for a material impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. The ultimate extent of the impact on our business, financial condition, liquidity, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted. The Company continues to adapt to the changing dynamics of the COVID-19 impacts to the economy, needs of our employees and customers, and authoritative measures mandated by federal, state, and local governments. However, there is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions. New information regarding the severity of the COVID-19 pandemic and ongoing reactions to the pandemic by customers and government authorities will continue to impact access to the Company's business, as well as the economies and markets in which the

Company operates. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on the Company's business, results of operations and financial condition. Beyond the current COVID-19 pandemic, the potential impacts of epidemics, pandemics, or other outbreaks of an illness, disease, or virus could therefore materially and adversely affect the Company's business, revenue, operations, financial condition, liquidity and cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 — 31, 2020	111,659	$67.85	111,659	4,319,299
February 1 — 29, 2020	195,638	$67.91	195,638	4,123,661
March 1 — 31, 2020	562,395	$57.40	562,395	3,561,266
Total	869,692	$61.11	869,692	3,561,266

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in November 2019 of 5,000,000 shares, 3,561,266 shares remained available for purchase at March 31, 2020.

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

Date: May 11, 2020

By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
(Chief Accounting Officer)

Date: May 11, 2020