Form 10-Q
period 2020-06-30
COMMERCE BANCSHARES INC /MO/
filed 2020-08-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended June 30, 2020

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 3, 2020, the registrant had outstanding 111,533,322 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
ASSETS
Loans	$16,395,054	$14,737,817
Allowance for credit losses on loans	(240,744)	(160,682)
Net loans	16,154,310	14,577,135
Loans held for sale (including $6,854,000 and $9,181,000 of residential mortgage loans carried at fair value at June 30, 2020 and December 31, 2019, respectively)	12,785	13,809
Investment securities:
Available for sale debt, at fair value (amortized cost of $9,961,155,000 and allowance for credit
losses of $— at June 30, 2020)	10,317,427	8,571,626
Trading debt	28,813	28,161
Equity	4,128	4,209
Other	117,761	137,892
Total investment securities	10,468,129	8,741,888
Long-term securities purchased under agreements to resell	850,000	850,000
Interest earning deposits with banks	1,404,968	395,850
Cash and due from banks	391,268	491,615
Premises and equipment, net	368,565	370,637
Goodwill	138,921	138,921
Other intangible assets, net	7,179	9,534
Other assets	699,996	476,400
Total assets	$30,496,121	$26,065,789
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$9,700,261	$6,890,687
Savings, interest checking and money market	12,792,993	11,621,716
Certificates of deposit of less than $100,000	590,635	626,157
Certificates of deposit of $100,000 and over	1,443,078	1,381,855
Total deposits	24,526,967	20,520,415
Federal funds purchased and securities sold under agreements to repurchase	1,740,438	1,850,772
Other borrowings	1,475	2,418
Other liabilities	869,072	553,712
Total liabilities	27,137,952	22,927,317
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares	144,784	144,784
Common stock, $5 par value
Authorized 140,000,000;
issued 112,795,605 shares	563,978	563,978
Capital surplus	2,136,874	2,151,464
Retained earnings	232,082	201,562
Treasury stock of 1,040,898 shares at June 30, 2020
and 445,952 shares at December 31, 2019, at cost	(69,112)	(37,548)
Accumulated other comprehensive income	349,261	110,444
Total Commerce Bancshares, Inc. stockholders' equity	3,357,867	3,134,684
Non-controlling interest	302	3,788
Total equity	3,358,169	3,138,472
Total liabilities and equity	$30,496,121	$26,065,789
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2020	2019	2020	2019
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$151,545	$167,709	$310,692	$334,141
Interest and fees on loans held for sale	127	361	324	695
Interest on investment securities	50,472	64,658	103,857	120,080
Interest on federal funds sold and short-term securities purchased under
agreements to resell	—	11	2	44
Interest on long-term securities purchased under agreements to resell	10,736	3,687	18,198	7,445
Interest on deposits with banks	443	1,986	1,735	3,872
Total interest income	213,323	238,412	434,808	466,277
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,977	10,254	12,286	19,856
Certificates of deposit of less than $100,000	1,393	1,531	3,168	2,790
Certificates of deposit of $100,000 and over	3,610	6,931	8,845	12,933
Interest on federal funds purchased and securities sold under
agreements to repurchase	585	8,057	5,355	15,566
Interest on other borrowings	701	5	1,032	10
Total interest expense	10,266	26,778	30,686	51,155
Net interest income	203,057	211,634	404,122	415,122
Provision for credit losses	80,539	11,806	138,492	24,269
Net interest income after credit losses	122,518	199,828	265,630	390,853
NON-INTEREST INCOME
Bank card transaction fees	33,745	42,646	73,945	82,290
Trust fees	37,942	38,375	77,907	75,631
Deposit account charges and other fees	22,279	23,959	45,956	46,977
Capital market fees	3,772	1,944	7,562	3,823
Consumer brokerage services	3,011	3,888	7,088	7,635
Loan fees and sales	4,649	4,238	7,884	7,547
Other	12,117	12,209	20,836	24,596
Total non-interest income	117,515	127,259	241,178	248,499
INVESTMENT SECURITIES LOSSES, NET	(4,129)	(110)	(17,430)	(1,035)
NON-INTEREST EXPENSE
Salaries and employee benefits	126,759	120,062	255,696	242,190
Net occupancy	11,269	11,145	23,017	22,646
Equipment	4,755	4,790	9,576	9,261
Supplies and communication	4,427	5,275	9,085	10,437
Data processing and software	23,837	23,248	47,392	45,508
Marketing	3,801	6,015	9,780	11,915
Other	12,664	19,244	26,664	39,247
Total non-interest expense	187,512	189,779	381,210	381,204
Income before income taxes	48,392	137,198	108,168	257,113
Less income taxes	9,661	28,899	19,834	51,759
Net income	38,731	108,299	88,334	205,354
Less non-controlling interest expense (income)	(1,132)	328	(3,386)	245
Net income attributable to Commerce Bancshares, Inc.	39,863	107,971	91,720	205,109
Less preferred stock dividends	2,250	2,250	4,500	4,500
Net income available to common shareholders	$37,613	$105,721	$87,220	$200,609
Net income per common share — basic	$.34	$.91	$.78	$1.72
Net income per common share — diluted	$.34	$.91	$.78	$1.72
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2020	2019	2020	2019
	(Unaudited)
Net income	$38,731	$108,299	$88,334	$205,354
Other comprehensive income (loss):
Net unrealized losses on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	—	(228)	—	(187)
Net unrealized gains on other securities	86,462	76,950	165,134	150,391
Pension loss amortization	355	388	711	777
Unrealized gains on cash flow hedge derivatives	9,308	19,807	72,972	22,586
Other comprehensive income	96,125	96,917	238,817	173,567
Comprehensive income	134,856	205,216	327,151	378,921
Less non-controlling interest expense (income)	(1,132)	328	(3,386)	245
Comprehensive income attributable to Commerce Bancshares, Inc.	$135,988	$204,888	$330,537	$378,676
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended June 30, 2020 and 2019

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance March 31, 2020	$144,784	$563,978	$2,133,623	$224,643	$(69,149)	$253,136	$1,449	$3,252,464
Net income				39,863			(1,132)	38,731
Other comprehensive income						96,125		96,125
Distributions to non-controlling interest							(15)	(15)
Purchases of treasury stock					(448)			(448)
Issuance of stock under purchase and equity compensation plans			(488)		485			(3)
Stock-based compensation			3,739					3,739
Cash dividends paid on common stock ($0.270 per share)				(30,174)				(30,174)
Cash dividends paid on preferred stock ($0.375 per depositary share)				(2,250)				(2,250)
Balance June 30, 2020	$144,784	$563,978	$2,136,874	$232,082	$(69,112)	$349,261	$302	$3,358,169
Balance March 31, 2019	$144,784	$559,432	$2,074,912	$307,193	$(60,547)	$11,981	$5,458	$3,043,213
Net income				107,971			328	108,299
Other comprehensive income						96,917		96,917
Distributions to non-controlling interest							(3,154)	(3,154)
Purchases of treasury stock					(46,380)			(46,380)
Issuance of stock under purchase and equity compensation plans			(820)		821			1
Stock-based compensation			3,399					3,399
Cash dividends paid on common stock ($0.248 per share)				(28,682)				(28,682)
Cash dividends paid on preferred stock ($0.375 per depositary share)				(2,250)				(2,250)
Balance June 30, 2019	$144,784	$559,432	$2,077,491	$384,232	$(106,106)	$108,898	$2,632	$3,171,363
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2020 and 2019

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2019	$144,784	$563,978	$2,151,464	$201,562	$(37,548)	$110,444	$3,788	$3,138,472
Adoption of ASU 2016-13				3,766				3,766
Balance December 31, 2019, adjusted	$144,784	$563,978	$2,151,464	$205,328	$(37,548)	$110,444	$3,788	$3,142,238
Net income				91,720			(3,386)	88,334
Other comprehensive income						238,817		238,817
Distributions to non-controlling interest							(100)	(100)
Purchases of treasury stock					(53,593)			(53,593)
Issuance of stock under purchase and equity compensation plans			(22,056)		22,029			(27)
Stock-based compensation			7,466					7,466
Cash dividends on common stock ($0.540 per share)				(60,466)				(60,466)
Cash dividends on preferred stock ($0.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2020	$144,784	$563,978	$2,136,874	$232,082	$(69,112)	$349,261	$302	$3,358,169
Balance December 31, 2018	$144,784	$559,432	$2,084,824	$241,163	$(34,236)	$(64,669)	$5,851	$2,937,149
Net income				205,109			245	205,354
Other comprehensive income						173,567		173,567
Distributions to non-controlling interest							(3,464)	(3,464)
Purchases of treasury stock					(86,079)			(86,079)
Issuance of stock under purchase and equity compensation plans			(14,212)		14,209			(3)
Stock-based compensation			6,879					6,879
Cash dividends on common stock ($0.496 per share)				(57,540)				(57,540)
Cash dividends on preferred stock ($0.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2019	$144,784	$559,432	$2,077,491	$384,232	$(106,106)	$108,898	$2,632	$3,171,363
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2020	2019
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$88,334	$205,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	138,492	24,269
Provision for depreciation and amortization	21,320	20,297
Amortization of investment security premiums, net	25,665	12,825
Investment securities losses, net (A)	17,430	1,035
Net gains on sales of loans held for sale	(1,826)	(4,584)
Originations of loans held for sale	(41,167)	(108,306)
Proceeds from sales of loans held for sale	43,877	112,390
Net decrease in trading debt securities	5,249	3,587
Stock-based compensation	7,466	6,879
(Increase) decrease in interest receivable	(3,672)	876
Increase (decrease) in interest payable	(5,145)	4,421
Increase in income taxes payable	12,842	23,590
Other changes, net	(79,137)	(50,899)
Net cash provided by operating activities	229,728	251,734
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	174,597	375,462
Proceeds from maturities/pay downs of investment securities (A)	1,224,190	611,223
Purchases of investment securities (A)	(2,648,074)	(972,274)
Net increase in loans	(1,676,552)	(143,629)
Purchases of premises and equipment	(13,677)	(20,289)
Sales of premises and equipment	21	1,477
Net cash used in investing activities	(2,939,495)	(148,030)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	3,824,235	(1,080,769)
Net increase in certificates of deposit	25,701	443,799
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(110,334)	437,905
Repayment of long-term borrowings	—	(108)
Net decrease in short-term borrowings	(943)	(4,194)
Purchases of treasury stock	(53,593)	(86,079)
Issuance of stock under equity compensation plans	(27)	(3)
Cash dividends paid on common stock	(60,466)	(57,540)
Cash dividends paid on preferred stock	(4,500)	(4,500)
Net cash provided by (used in) financing activities	3,620,073	(351,489)
Increase (decrease) in cash, cash equivalents and restricted cash	910,306	(247,785)
Cash, cash equivalents and restricted cash at beginning of year	907,808	1,209,240
Cash, cash equivalents and restricted cash at June 30	$1,818,114	$961,455
Income tax payments, net	$4,833	$26,042
Interest paid on deposits and borrowings	$35,832	$46,734
Loans transferred to foreclosed real estate	$57	$558
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $21.9 million and $12.9 million at June 30, 2020 and 2019, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited)

1. Principles of Consolidation and Presentation and Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2019 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

Past Due Loans
Management reports loans as past due on the day following the contractual repayment date if payment was not received by end of the business day. Loans, or portions of loans, are charged off to the extent deemed uncollectible. Loan charge-offs reduce the allowance for credit losses on loans, and recoveries of loans previously charged off are added back to the allowance. Business, business real estate, construction and land real estate, and personal real estate loans are generally charged down to estimated collectible balances when they are placed on non-accrual status. Consumer loans and related accrued interest are normally charged down to the fair value of related collateral (or are charged off in full if not collateralized) once the loans are more than 120 to 180 days delinquent, depending on the type of loan. Revolving home equity loans are charged down to the fair value of the related collateral once the loans are more than 180 days past due. Credit card loans are charged off against the allowance for credit losses when the receivable is more than 180 days past due.

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
Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and provides financial institutions the option to suspend the requirement to categorize certain modifications related to the global Coronavirus Disease 2019 pandemic (COVID-19) as troubled debt restructurings. Additionally, bank regulatory agencies issued additional guidance on implementing the provisions of the CARES Act. The Company follows the guidance under the CARES Act. Refer to Note 2 for additional information.

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

Accrued interest receivable on available for sale debt securities is excluded from the estimate of credit losses.

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at June 30, 2020 and December 31, 2019 are as follows:

(In thousands)	June 30, 2020	December 31, 2019
Commercial:
Business	$6,858,217	$5,565,449
Real estate – construction and land	932,022	899,377
Real estate – business	2,941,163	2,833,554
Personal Banking:
Real estate – personal	2,690,542	2,354,760
Consumer	1,966,707	1,964,145
Revolving home equity	334,627	349,251
Consumer credit card	666,597	764,977
Overdrafts	5,179	6,304
Total loans (1)	$16,395,054	$14,737,817
(1) Accrued interest receivable totaled $37.0 million at June 30, 2020 and was included within other assets on the consolidated balance sheet. For the three months ended June 30, 2020, the Company wrote-off accrued interest by reversing interest income of $115 thousand and $751 thousand in the Commercial and Personal Banking portfolios, respectively. Similarly, for the six months ended June 30, 2020, the Company wrote-off accrued interest of $169 thousand and $2.7 million in the Commercial and Personal Banking portfolios, respectively.

At June 30, 2020, loans of $4.3 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.5 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the future loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including GDP, disposable income, unemployment rate, various interest rates, CPI inflation rate, HPI, CREPI and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions (except for customer only contractual extensions), renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

Key model assumptions in the Company’s allowance for credit loss model include the forecast, the reasonable and supportable period, prepayment assumptions and qualitative factors applied for portfolio composition changes or credit administration changes. The assumptions utilized in estimating the Company’s allowance for credit losses at June 30, 2020 and March 31, 2020 are discussed below.

Key Assumption	June 30, 2020	March 31, 2020

Overall economic forecast
•The recovery from the Global Coronavirus Recession (GCR) is gradual
•Assumes no second wave of contagion and states continue to loosen lockdown measures
•Gradual recovery in late 2021 and into 2022
•Significant uncertainty regarding the pandemic and its impact on economy

•Immediate, sharp recession caused by unprecedented pandemic event, COVID-19
•Extremely low interest rates
•Recovery into 2021
•Significant uncertainty regarding the severity and duration of the pandemic's impact on the economy

Reasonable and supportable period and related reversion period	•Two years for both commercial and personal banking loans •Reversion to historical average loss rates within two quarters using a straight-line method	•One year for commercial loans •Two years for personal banking loans •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables	•Unemployment rate ranging from 10.9% to 5.7% during the supportable forecast period •Real GDP growth ranges from 3.0% to 25.7% •Prime rate of 3.25%
•Unemployment rate ranging from 3.6% to 6.0% during the supportable forecast period
•Real GDP growth ranges from -11.3% to 13.8%
•Prime rate ranges from 3.3% to 4.2%
•See "Qualitative factors" below for qualitative adjustments made to the forecasted macro-economic variables stated herein

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 18.7% to 23.3% for most loan pools •58.0% for consumer credit cards	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 16.5% to 24.0% for most loan pools •58.1% for consumer credit cards
Qualitative factors
Added net reserves using qualitative processes related to:
•Loans originated in our recent expansion markets and loans that are designated as shared national credits
•Changes in the composition of the loan portfolios
•Loans downgraded to special mention, substandard, or non-accrual status

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

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three and six months ended June 30, 2020 follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$83,551	$88,102	$171,653	$91,760	$68,922	$160,682
Adoption of ASU 2016-13	—	—	—	(29,711)	8,672	(21,039)
Balance at beginning of period	$83,551	$88,102	$171,653	$62,049	$77,594	$139,643
Provision for credit losses on loans	50,245	27,246	77,491	71,353	49,006	120,359
Deductions:
Loans charged off	3,386	7,859	11,245	3,802	21,835	25,637
Less recoveries on loans	143	2,702	2,845	953	5,426	6,379
Net loan charge-offs	3,243	5,157	8,400	2,849	16,409	19,258
Balance June 30, 2020	$130,553	$110,191	$240,744	$130,553	$110,191	$240,744
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$31,061	$1,189	$32,250	$399	$676	$1,075
Adoption of ASU 2016-13	—	—	—	16,057	33	16,090
Balance at beginning of period	$31,061	$1,189	$32,250	$16,456	$709	$17,165
Provision for credit losses on unfunded lending commitments	2,991	58	3,049	17,596	538	18,134
Balance June 30, 2020	$34,052	$1,247	$35,299	$34,052	$1,247	$35,299
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$164,605	$111,438	$276,043	$164,605	$111,438	$276,043

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2019 follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$93,643	$67,039	$160,682	$92,869	$67,063	$159,932
Provision for loan losses	(1,666)	13,472	11,806	(498)	24,767	24,269
Deductions:
Loans charged off	419	14,039	14,458	946	28,243	29,189
Less recoveries on loans	250	2,902	3,152	383	5,787	6,170
Net loan charge-offs (recoveries)	169	11,137	11,306	563	22,456	23,019
Balance June 30, 2019	$91,808	$69,374	$161,182	$91,808	$69,374	$161,182

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2020 and December 31, 2019.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2020
Commercial:
Business	$6,828,267	$10,429	$487	$19,034	$6,858,217
Real estate – construction and land	931,697	216	108	1	932,022
Real estate – business	2,934,625	4,617	—	1,921	2,941,163
Personal Banking:
Real estate – personal	2,648,795	27,531	12,537	1,679	2,690,542
Consumer	1,941,697	22,576	2,434	—	1,966,707
Revolving home equity	332,916	1,098	613	—	334,627
Consumer credit card	653,016	5,176	8,405	—	666,597
Overdrafts	5,053	126	—	—	5,179
Total	$16,276,066	$71,769	$24,584	$22,635	$16,395,054
December 31, 2019
Commercial:
Business	$5,545,104	$12,064	$792	$7,489	$5,565,449
Real estate – construction and land	882,826	13,046	3,503	2	899,377
Real estate – business	2,830,494	2,030	—	1,030	2,833,554
Personal Banking:
Real estate – personal	2,345,243	6,129	1,689	1,699	2,354,760
Consumer	1,928,082	34,053	2,010	—	1,964,145
Revolving home equity	347,258	1,743	250	—	349,251
Consumer credit card	742,659	10,703	11,615	—	764,977
Overdrafts	5,972	332	—	—	6,304
Total	$14,627,638	$80,100	$19,859	$10,220	$14,737,817

At June 30, 2020, the Company had $18.5 million and $540 thousand of non-accrual business and business real estate loans, respectively, that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the three and six months ended June 30, 2020.

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

All loans are analyzed for risk rating updates annually. For larger loans, rating assessments may be more frequent if relevant information is obtained earlier through debt covenant monitoring or overall relationship management. Smaller loans are monitored as identified by the loan officer based on the risk profile of the individual borrower or if the loan becomes past due related to credit issues. Loans rated Special Mention, Substandard or Non-accrual are subject to quarterly review and monitoring processes. In addition to the regular monitoring performed by the lending personnel and credit committees, loans are subject to review by a credit review department which verifies the appropriateness of the risk ratings for the loans chosen as part of its risk-based review plan.

The risk category of loans in the Commercial portfolio as of June 30, 2020 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Business
Risk Rating:
Pass	$2,203,632	$1,267,837	$559,915	$389,807	$211,735	$325,202	$1,631,883	$6,590,011
Special mention	51,188	21,671	12,865	968	4,538	2,233	44,319	137,782
Substandard	16,370	39,097	4,508	3,270	3,548	14,897	29,700	111,390
Non-accrual	2,898	194	20	96	—	3,966	11,860	19,034
Total Business:	$2,274,088	$1,328,799	$577,308	$394,141	$219,821	$346,298	$1,717,762	$6,858,217
Real estate-construction
Risk Rating:
Pass	$225,124	$345,970	$135,951	$74,556	$43,265	$28,420	$39,714	$893,000
Special mention	—	—	10,148	14,465	—	—	—	24,613
Substandard	459	200	593	13,156	—	—	—	14,408
Non-accrual	—	—	—	—	—	1	—	1
Total Real estate-construction:	$225,583	$346,170	$146,692	$102,177	$43,265	$28,421	$39,714	$932,022
Real estate- business
Risk Rating:
Pass	$484,465	$759,959	$488,680	$283,859	$352,181	$288,054	$45,955	$2,703,153
Special mention	18,812	4,490	2,677	46,663	20,287	2,788	84	95,801
Substandard	57,542	5,350	3,827	15,700	18,376	34,783	4,710	140,288
Non-accrual	198	294	769	—	540	120	—	1,921
Total Real-estate business:	$561,017	$770,093	$495,953	$346,222	$391,384	$325,745	$50,749	$2,941,163
Commercial loans
Risk Rating:
Pass	$2,913,221	$2,373,766	$1,184,546	$748,222	$607,181	$641,676	$1,717,552	$10,186,164
Special mention	70,000	26,161	25,690	62,096	24,825	5,021	44,403	258,196
Substandard	74,371	44,647	8,928	32,126	21,924	49,680	34,410	266,086
Non-accrual	3,096	488	789	96	540	4,087	11,860	20,956
Total Commercial loans:	$3,060,688	$2,445,062	$1,219,953	$842,540	$654,470	$700,464	$1,808,225	$10,731,402

Information about the credit quality of the Commercial loan portfolio as of December 31, 2019 follows:

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
December 31, 2019
Pass	$5,393,928	$856,364	$2,659,827	$8,910,119
Special mention	80,089	42,541	92,626	215,256
Substandard	83,943	470	80,071	164,484
Non-accrual	7,489	2	1,030	8,521
Total	$5,565,449	$899,377	$2,833,554	$9,298,380

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of June 30, 2020 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate-personal
Current to 90 days past due	$630,115	$575,509	$272,310	$250,490	$269,505	$668,025	$10,372	$2,676,326
Over 90 days past due	1,626	3,373	819	1,126	1,776	3,817	—	12,537
Non-accrual	—	1	—	45	67	1,566	—	1,679
Total Real estate-personal:	$631,741	$578,883	$273,129	$251,661	$271,348	$673,408	$10,372	$2,690,542
Consumer
Current to 90 days past due	$284,923	$431,407	$218,645	$163,449	$106,543	$125,534	$633,772	$1,964,273
Over 90 days past due	—	380	148	265	184	552	905	2,434
Total Consumer:	$284,923	$431,787	$218,793	$163,714	$106,727	$126,086	$634,677	$1,966,707
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$334,014	$334,014
Over 90 days past due	—	—	—	—	—	—	613	613
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$334,627	$334,627
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$658,192	$658,192
Over 90 days past due	—	—	—	—	—	—	8,405	8,405
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$666,597	$666,597
Overdrafts
Current to 90 days past due	$5,179	$—	$—	$—	$—	$—	$—	$5,179
Over 90 days past due	—	—	—	—	—	—	—	—
Total Overdrafts:	$5,179	$—	$—	$—	$—	$—	$—	$5,179
Personal banking loans
Current to 90 days past due	$920,217	$1,006,916	$490,955	$413,939	$376,048	$793,559	$1,636,350	$5,637,984
Over 90 days past due	1,626	3,753	967	1,391	1,960	4,369	9,923	23,989
Non-accrual	—	1	—	45	67	1,566	—	1,679
Total Personal banking loans:	$921,843	$1,010,670	$491,922	$415,375	$378,075	$799,494	$1,646,273	$5,663,652

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2020.

(In thousands)	Business Assets	Future Revenue Streams	Real Estate	Energy	Total
Commercial:
Business	$144	$3,701	$—	$14,673	$18,518
Real estate - business	—	—	540	—	540
Total	$144	$3,701	$540	$14,673	$19,058

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $190.1 million at June 30, 2020 and $198.2 million at December 31, 2019. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $195.0 million at June 30, 2020 and $199.2 million at December 31, 2019. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2020 and December 31, 2019 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2020
FICO score:
Under 600	1.1%	2.6%	1.3%	6.0%
600 - 659	1.9	4.2	2.8	13.6
660 - 719	8.2	14.6	8.3	33.3
720 - 779	24.5	23.5	20.4	26.6
780 and over	64.3	55.1	67.2	20.5
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2019
FICO score:
Under 600	1.0%	3.0%	1.7%	5.6%
600 - 659	1.9	5.2	1.9	14.3
660 - 719	9.2	15.4	9.0	32.2
720 - 779	25.7	27.0	21.5	26.6
780 and over	62.2	49.4	65.9	21.3
Total	100.0%	100.0%	100.0%	100.0%

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
Section 4013 of the CARES Act was signed into law on March 27, 2020, and includes a provision that short-term modifications are not troubled debt restructurings, if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to December 31, 2019. In addition to the CARES Act, bank regulatory agencies issued interagency guidance stating suspending the troubled debt restructuring classification would be appropriate if the borrower was less than 30 days past due at the time the modification program is implemented. The guidance also provides that loans generally will not be adversely classified if the short-term modification is related to COVID-19 relief programs. The Company follows the guidance under the CARES Act when determining if a customer’s modification is subject to troubled debt restructuring classification. If it is deemed the modification is not short-term, not COVID-19 related or the customer does not meet the criteria under the guidance to be scoped out of troubled debt restructuring classification, the Company will evaluate the loan modifications under its existing framework which requires modifications that result in a concession to a borrower experiencing financial difficulty be accounted for as a troubled debt restructuring.

(In thousands)	June 30, 2020	December 31, 2019
Accruing restructured loans:
Commercial	$57,918	$55,934
Assistance programs	8,340	8,365
Consumer bankruptcy	3,264	3,592
Other consumer	3,202	3,621
Non-accrual loans	7,491	7,938
Total troubled debt restructurings	$80,215	$79,450
The table below shows the balance of troubled debt restructurings by loan classification at June 30, 2020, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2020	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$27,475	$—
Real estate - construction and land	42	—
Real estate - business	36,957	—
Personal Banking:
Real estate - personal	3,818	256
Consumer	3,798	45
Revolving home equity	60	—
Consumer credit card	8,065	332
Total troubled debt restructurings	$80,215	$633

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. However, the effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $881 thousand on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

The Company had commitments of $12.3 million at June 30, 2020 to lend additional funds to borrowers with restructured loans.

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

Total average impaired loans for the three and six month periods ended June 30, 2019 are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended June 30, 2019
Non-accrual loans	$9,649	$2,347	$11,996
Restructured loans (accruing)	37,621	15,731	53,352
Total	$47,270	$18,078	$65,348
For the six months ended June 30, 2019
Non-accrual loans	$9,996	$2,161	$12,157
Restructured loans (accruing)	45,570	15,585	61,155
Total	$55,566	$17,746	$73,312

The table below shows interest income recognized during the three and six month periods ended June 30, 2019, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section above.

	For the Three Months Ended June 30	For the Six Months Ended June 30
(In thousands)	2019	2019
Interest income recognized on impaired loans:
Business	$341	$682
Real estate – construction and land	6	11
Real estate – business	116	231
Real estate – personal	31	62
Consumer	79	157
Revolving home equity	1	2
Consumer credit card	168	335
Total	$742	$1,480

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to FNMA, FHLMC, and GNMA. The Company has resumed sales of these loans, as volatility in the market caused by the COVID-19 outbreak has eased. At June 30, 2020, the fair value of these loans was $6.9 million, and the unpaid principal balance was $6.5 million

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at June 30, 2020 totaled $5.9 million.

At June 30, 2020, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $422 thousand and $365 thousand at June 30, 2020 and December 31, 2019, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $1.4 million and $5.5 million at June 30, 2020 and December 31, 2019, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at June 30, 2020 and December 31, 2019.

(In thousands)	June 30, 2020	December 31, 2019
Available for sale debt securities	$10,317,427	$8,571,626
Trading debt securities	28,813	28,161
Equity securities:
Readily determinable fair value	2,711	2,929
No readily determinable fair value	1,417	1,280
Other:
Federal Reserve Bank stock	33,915	33,770
Federal Home Loan Bank stock	10,000	10,000
Private equity investments	73,846	94,122
Total investment securities (1)	$10,468,129	$8,741,888
(1)Accrued interest receivable totaled $36.4 million at June 30, 2020 and was included within other assets on the consolidated balance sheet.

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
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of June 30, 2020 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$58,781	$59,246
After 1 but within 5 years	487,146	521,029
After 5 but within 10 years	223,536	246,219
Total U.S. government and federal agency obligations	769,463	826,494
Government-sponsored enterprise obligations:
Within 1 year	70,193	70,308
After 10 years	35,826	39,575
Total government-sponsored enterprise obligations	106,019	109,883
State and municipal obligations:
Within 1 year	52,876	53,255
After 1 but within 5 years	753,093	788,553
After 5 but within 10 years	425,285	450,376
After 10 years	153,859	156,768
Total state and municipal obligations	1,385,113	1,448,952
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,205,895	5,382,187
Non-agency mortgage-backed securities	581,257	600,196
Asset-backed securities	1,431,854	1,448,225
Total mortgage and asset-backed securities	7,219,006	7,430,608
Other debt securities:
Within 1 year	31,933	32,056
After 1 but within 5 years	248,497	260,309
After 5 but within 10 years	166,931	173,677
After 10 years	34,193	35,448
Total other debt securities	481,554	501,490
Total available for sale debt securities	$9,961,155	$10,317,427

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $419.9 million, at fair value, at June 30, 2020. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index.

Allowance for credit losses on available for sale debt securities
As described in Note 1, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The adoption of ASU 2016-13 had no impact to the Company's available for sale securities reported in its consolidated financial statements at January 1, 2020. For the three and six months ended June 30, 2020, the Company did not recognize a credit loss expense on any available for sale debt securities.

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Inputs to these models include factors such as cash flow projections, contractual payments required, delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2020, the fair value of securities on this watch list was $52.1 million compared to $51.6 million at December 31, 2019.

The Company's model for establishing its allowance for credit losses uses cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. As of June 30, 2020, the Company did not identify any securities for which a credit loss exists. Significant inputs to the cash flow models used at June 30, 2020 to quantify credit losses included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	14%	-	54%
Credit support	0%	-	19%
Loss severity	6%	-	63%

The table below summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2020. Unrealized losses on these available for sale securities have not been recognized into income because the issuers' bonds are of investment grade quality (rated Baa3, BBB- or higher), their fair values have not fallen more than 20% below purchase price, and they have not been identified by management as a security needing a more detailed review. Additionally, management does not intend to sell the securities, and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The cash flow analyses prepared for securities included on the watch list discussed above did not identify any instances where the present value of expected cash flows were less than the amortized cost basis of the security.

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2020, aggregated by major security type and length of impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Government-sponsored enterprise obligations	$19,586	$232	$—	$—	$19,586	$232
State and municipal obligations	20,798	234	—	—	20,798	234
Mortgage and asset-backed securities:
Agency mortgage-backed securities	66,232	149	12	—	66,244	149
Non-agency mortgage-backed securities	14,892	14	10,128	60	25,020	74
Asset-backed securities	196,555	4,049	226,130	8,323	422,685	12,372
Total mortgage and asset-backed securities	277,679	4,212	236,270	8,383	513,949	12,595
Total	$318,063	$4,678	$236,270	$8,383	$554,333	$13,061

Debt securities available for sale in an unrealized loss position, aggregated by major security type and length of impairment period, are as follows:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government and federal agency obligations	$31,787	$21	$25,405	$21	$57,192	$42
Government-sponsored enterprise obligations	6,155	187	—	—	6,155	187
State and municipal obligations	6,700	31	1,554	1	8,254	32
Mortgage and asset-backed securities:
Agency mortgage-backed securities	652,352	5,306	147,653	867	800,005	6,173
Non-agency mortgage-backed securities	102,931	254	189,747	451	292,678	705
Asset-backed securities	330,876	3,610	152,461	2,108	483,337	5,718
Total mortgage and asset-backed securities	1,086,159	9,170	489,861	3,426	1,576,020	12,596
Other debt securities	5,496	4	997	3	6,493	7
Total	$1,136,297	$9,413	$517,817	$3,451	$1,654,114	$12,864

The entire available for sale debt portfolio included $554.3 million of securities that were in a loss position at June 30, 2020, compared to $1.7 billion at December 31, 2019.  The total amount of unrealized loss on these securities was $13.1 million at

June 30, 2020, an increase of $197 thousand compared to the loss at December 31, 2019.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at June 30, 2020 and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2020
U.S. government and federal agency obligations	$769,463	$57,031	$—	$—	$826,494
Government-sponsored enterprise obligations	106,019	4,096	(232)	—	109,883
State and municipal obligations	1,385,113	64,073	(234)	—	1,448,952
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,205,895	176,441	(149)	—	5,382,187
Non-agency mortgage-backed securities	581,257	19,013	(74)	—	600,196
Asset-backed securities	1,431,854	28,743	(12,372)	—	1,448,225
Total mortgage and asset-backed securities	7,219,006	224,197	(12,595)	—	7,430,608
Other debt securities	481,554	19,936	—	—	501,490
Total	$9,961,155	$369,333	$(13,061)	$—	$10,317,427

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

	For the Six Months Ended June 30
(In thousands)	2020	2019
Proceeds from sales of securities:
Available for sale debt securities	$174,595	$368,219
Equity securities	2	—
Other	—	7,243
Total proceeds	$174,597	$375,462

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$3,291	$2,249
Losses realized on sales	—	(1,559)
Other-than-temporary impairment recognized on debt securities	—	(63)
Equity securities:
Gains realized on sales	2	—
Fair value adjustments, net	(218)	262
Other:
Gains realized on sales	—	1,094
Fair value adjustments, net	(20,505)	(3,018)
Total investment securities losses, net	$(17,430)	$(1,035)

Net gains and losses on investment securities for the six months ended June 30, 2020 included net gains of $3.3 million realized on sales of available for sale debt securities as well as net losses in fair value of $218 thousand and $20.5 million on equity securities and private equity investments, respectively, due to fair value adjustments.

At June 30, 2020, securities totaling $4.6 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $205.6 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2020				December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(29,716)	$—	$1,554	$31,270	$(29,485)	$—	$1,785
Mortgage servicing rights	13,148	(5,345)	(2,178)	5,625	12,942	(4,866)	(327)	7,749
Total	$44,418	$(35,061)	$(2,178)	$7,179	$44,212	$(34,351)	$(327)	$9,534

Aggregate amortization expense on intangible assets was $442 thousand and $373 thousand for the three month periods ended June 30, 2020 and 2019, respectively, and $710 thousand and $715 thousand for the six month periods ended June 30, 2020 and 2019, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2020. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2020	$1,614
2021	1,168
2022	950
2023	784
2024	639

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2020 are as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2020	$138,921	$1,785	$7,749
Originations	—	—	206
Amortization	—	(231)	(479)
Impairment	—	—	(1,851)
Balance June 30, 2020	$138,921	$1,554	$5,625

Goodwill allocated to the Company’s operating segments at June 30, 2020 and December 31, 2019 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2020, that net liability was $2.4 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $428.0 million at June 30, 2020.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2020, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 year to 11 years. At June 30, 2020, the fair value of the Company's guarantee liabilities for RPAs was $1.1 million, and the notional amount of the underlying swaps was $294.3 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options to renew or for the lessee to purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 1 month to 7 years.

The following table provides the components of lease income.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Direct financing and sales-type leases	$6,304	$6,034	$12,662	$11,896
Operating leases(a)	2,160	1,926	4,221	3,832
Total lease income	$8,464	$7,960	$16,883	$15,728
(a) Includes rent of $19 thousand and $18 thousand, respectively, from Tower Properties Company, a related party, for the three month periods ended June 30, 2020 and 2019, and $38 thousand and $37 thousand, respectively, for the six months ended June 30, 2020 and 2019.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2020	2019	2020	2019
Service cost - benefits earned during the period	$101	$159	$202	$318
Interest cost on projected benefit obligation	823	1,065	1,645	2,130
Expected return on plan assets	(1,297)	(1,197)	(2,594)	(2,393)
Amortization of prior service cost	(68)	(67)	(136)	(135)
Amortization of unrecognized net loss	542	585	1,084	1,171
Net periodic pension cost	$101	$545	$201	$1,091

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first six months of 2020, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2020	2019	2020	2019
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$39,863	$107,971	$91,720	$205,109
Less preferred stock dividends	2,250	2,250	4,500	4,500
Net income available to common shareholders	37,613	105,721	87,220	200,609
Less income allocated to nonvested restricted stock	353	1,012	823	1,956
Net income allocated to common stock	$37,260	$104,709	$86,397	$198,653
Weighted average common shares outstanding	110,707	114,961	110,913	115,234
Basic income per common share	$.34	$.91	$.78	$1.72
Diluted income per common share:
Net income available to common shareholders	$37,613	$105,721	$87,220	$200,609
Less income allocated to nonvested restricted stock	354	1,009	823	1,952
Net income allocated to common stock	$37,259	$104,712	$86,397	$198,657
Weighted average common shares outstanding	110,707	114,961	110,913	115,234
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	190	279	223	292
Weighted average diluted common shares outstanding	110,897	115,240	111,136	115,526
Diluted income per common share	$.34	$.91	$.78	$1.72

Unexercised stock appreciation rights of 311 thousand and 380 thousand for the three month periods ended June 30, 2020 and 2019, respectively, and 271 thousand and 338 thousand for the six month periods ended June 30, 2020 and 2019, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

The Company adopted ASU 2016-13 (CECL) on January 1, 2020, which changed the impairment model for available for sale debt securities. The new standard requires an allowance for credit losses when the present value of the cash flows expected to be collected is less than the security's amortized cost basis. See further discussion of the Company's CECL adoption in Note 1 and Note 3 to the consolidated financial statements. Further, the new standard superceded the guidance related to other-than-temporary impairment (OTTI), including the requirement to separately disclose the unrealized gains and losses on securities with OTTI. Prior to the Company's adoption of CECL, unrealized gains and losses on debt securities for which an OTTI has been recorded in current earnings were shown separately below. As a result of adopting CECL, the table below will separately disclose unrealized gains and losses on debt securities for which an allowance for credit losses has been recorded. During the first six months of 2020, there were no securities for which an allowance for credit losses was recorded.

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2020	$3,264	$98,809	$(21,940)	$30,311	$110,444
Adoption of ASU 2016-13	(3,264)	3,264	—	—	—
Balance January 1, 2020, adjusted	—	102,073	(21,940)	30,311	110,444
Other comprehensive income before reclassifications to current earnings	—	223,470	—	99,183	322,653
Amounts reclassified to current earnings from accumulated other comprehensive income	—	(3,292)	948	(1,887)	(4,231)
Current period other comprehensive income, before tax	—	220,178	948	97,296	318,422
Income tax expense	—	(55,044)	(237)	(24,324)	(79,605)
Current period other comprehensive income, net of tax	—	165,134	711	72,972	238,817
Balance June 30, 2020	$—	$267,207	$(21,229)	$103,283	$349,261
Balance January 1, 2019	$3,861	$(52,278)	$(23,107)	$6,855	$(64,669)
Other comprehensive income (loss) before reclassifications to current earnings	(312)	201,210	—	28,405	229,303
Amounts reclassified to current earnings from accumulated other comprehensive income	63	(690)	1,036	1,709	2,118
Current period other comprehensive income (loss), before tax	(249)	200,520	1,036	30,114	231,421
Income tax (expense) benefit	62	(50,129)	(259)	(7,528)	(57,854)
Current period other comprehensive income (loss), net of tax	(187)	150,391	777	22,586	173,567
Transfer of unrealized gain on securities for which impairment was not previously recognized	35	(35)	—	—	—
Balance June 30, 2019	$3,709	$98,078	$(22,330)	$29,441	$108,898
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2020
Net interest income	$81,270	$102,793	$13,417	$197,480	$5,577	$203,057
Provision for credit losses	(5,025)	(3,278)	—	(8,303)	(72,236)	(80,539)
Non-interest income	36,291	45,939	44,589	126,819	(9,304)	117,515
Investment securities losses, net	—	—	—	—	(4,129)	(4,129)
Non-interest expense	(75,498)	(78,131)	(30,282)	(183,911)	(3,601)	(187,512)
Income before income taxes	$37,038	$67,323	$27,724	$132,085	$(83,693)	$48,392
Six Months Ended June 30, 2020
Net interest income	$160,251	$188,500	$26,376	$375,127	$28,995	$404,122
Provision for credit losses	(16,231)	(2,922)	(3)	(19,156)	(119,336)	(138,492)
Non-interest income	70,376	95,827	91,999	258,202	(17,024)	241,178
Investment securities losses, net	—	—	—	—	(17,430)	(17,430)
Non-interest expense	(152,717)	(159,067)	(62,143)	(373,927)	(7,283)	(381,210)
Income before income taxes	$61,679	$122,338	$56,229	$240,246	$(132,078)	$108,168
Three Months Ended June 30, 2019
Net interest income	$79,412	$85,166	$12,411	$176,989	$34,645	$211,634
Provision for loan losses	(11,255)	(90)	(1)	(11,346)	(460)	(11,806)
Non-interest income	33,620	50,278	44,301	128,199	(940)	127,259
Investment securities losses, net	—	—	—	—	(110)	(110)
Non-interest expense	(76,054)	(78,767)	(30,905)	(185,726)	(4,053)	(189,779)
Income before income taxes	$25,723	$56,587	$25,806	$108,116	$29,082	$137,198
Six Months Ended June 30, 2019
Net interest income	$156,104	$171,247	$24,137	$351,488	$63,634	$415,122
Provision for loan losses	(22,304)	(708)	32	(22,980)	(1,289)	(24,269)
Non-interest income	62,791	98,193	87,835	248,819	(320)	248,499
Investment securities losses, net	—	—	—	—	(1,035)	(1,035)
Non-interest expense	(149,483)	(155,685)	(61,460)	(366,628)	(14,576)	(381,204)
Income before income taxes	$47,108	$113,047	$50,544	$210,699	$46,414	$257,113

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At June 30, 2020, with the exception of the interest rate floors (discussed below), the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	June 30, 2020	December 31, 2019
Interest rate swaps	$2,491,862	$2,606,181
Interest rate floors	1,500,000	1,500,000
Interest rate caps	126,892	59,316
Credit risk participation agreements	387,404	316,225
Foreign exchange contracts	7,359	10,936
Mortgage loan commitments	50,824	13,755
Mortgage loan forward sale contracts	578	1,943
Forward TBA contracts	43,000	17,500
Total notional amount	$4,607,919	$4,525,856

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

As of June 30, 2020, the Company has entered into three interest rate floors with a combined notional value of $1.5 billion, to hedge the risk of declining interest rates on certain floating rate commercial loans indexed to one month LIBOR. The first interest rate floor has a purchased strike rate of 2.25% and became effective on January 1, 2020 and matures on January 1, 2026. The second interest rate floor has a purchased strike rate of 2.50% and became effective on June 1, 2020 and matures on June 1, 2026. The third interest rate floor has a purchased strike rate of 2.00% and is effective on December 15, 2020 and matures on December 15, 2026. The premiums paid for these floors totaled $31.3 million. As of June 30, 2020, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is approximately 6.5 years. The interest rate floors qualified and were designated as cash flow hedges, and were assessed for effectiveness using regression analysis. The change in the fair values of the interest rate floors are recorded in AOCI, net of the amortization of the premium paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of June 30, 2020, net deferred gains on the interest rate floors totaled $137.7 million (pre-tax) and was recorded in AOCI in the consolidated balance sheet. As of June 30, 2020, it is expected that $4.1 million (pre-tax) of interest rate floor premium amortization will be reclassified from AOCI into earnings over the next twelve months.

In July 2020, the Company monetized the interest rate floors that became effective on January 1, 2020 and June 1, 2020 and will amortize gains of $43.5 million and $51.5 million, respectively, into earnings through January 1, 2026 and June 1, 2026, the original maturity dates.

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

Under its program to sell residential mortgage loans in the secondary market, the Company designates certain newly-originated residential mortgage loans as held for sale. Derivative instruments arising from this activity include mortgage loan commitments and forward loan sale contracts. Changes in the fair values of the loan commitments and funded loans prior to sale that are due to changes in interest rates are economically hedged with forward contracts to sell residential mortgage-backed securities in the to-be-announced (TBA) market. These forward TBA contracts are also considered to be derivatives and are settled in cash at the security settlement date. The Company has resumed sales of these loans and has entered into forward contracts, as volatility in the TBA market caused by the COVID-19 outbreak has eased.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 17 on Fair Value Measurements in the 2019 Annual Report on Form 10-K.

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at June 30, 2020 in the table below, there were no reductions to the positive fair values of cleared swaps and the negative fair values of cleared swaps were reduced by $83.4 million. At December 31, 2019, the positive fair values of cleared swaps were reduced by $617 thousand and the negative fair values of cleared swaps were reduced by $28.5 million.

	Asset Derivatives		Liability Derivatives
	June 30, 2020	Dec. 31, 2019	June 30, 2020	Dec. 31, 2019
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$162,426	$67,192	$—	$—
Total derivatives designated as hedging instruments	$162,426	$67,192	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$103,543	$37,774	$(20,053)	$(9,916)
Interest rate caps	28	4	(28)	(4)
Credit risk participation agreements	435	140	(1,094)	(230)
Foreign exchange contracts	26	97	(43)	(32)
Mortgage loan commitments	2,547	459	—	—
Mortgage loan forward sale contracts	3	6	—	(2)
Forward TBA contracts	2	2	(155)	(35)
Total derivatives not designated as hedging instruments	$106,584	$38,482	$(21,373)	$(10,219)
Total	$269,010	$105,674	$(21,373)	$(10,219)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended June 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$14,566	$18,087	$(3,521)	Interest and fees on loans	$2,155	$3,186	$(1,031)
Total	$14,566	$18,087	$(3,521)	Total	$2,155	$3,186	$(1,031)
For the Six Months Ended June 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$99,183	$125,708	$(26,525)	Interest and fees on loans	$1,887	$3,949	$(2,062)
Total	$99,183	$125,708	$(26,525)	Total	$1,887	$3,949	$(2,062)
For the Three Months Ended June 30, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors	$25,378	$35,264	$(9,886)	Interest and fees on loans	$(1,031)	$—	$(1,031)
Total	$25,378	$35,264	$(9,886)	Total	$(1,031)	$—	$(1,031)
For the Six Months Ended June 30, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors	$28,405	$46,137	$(17,732)	Interest and fees on loans	$(1,709)	$—	$(1,709)
Total	$28,405	$46,137	$(17,732)	Total	$(1,709)	$—	$(1,709)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2020	2019	2020	2019
Derivative instruments:
Interest rate swaps	Other non-interest income	$22	$824	$288	$1,127
Interest rate caps	Other non-interest income	—	—	19	—
Credit risk participation agreements	Other non-interest income	267	13	240	41
Foreign exchange contracts	Other non-interest income	(44)	(13)	(82)	3
Mortgage loan commitments	Loan fees and sales	2,548	112	2,089	399
Mortgage loan forward sale contracts	Loan fees and sales	3	(13)	(1)	3
Forward TBA contracts	Loan fees and sales	(153)	859	227	593
Total		$2,643	$1,782	$2,780	$2,166

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
June 30, 2020
Assets:
Derivatives subject to master netting agreements	$266,233	$—	$266,233	$(18,112)	$(142,611)	$105,510
Derivatives not subject to master netting agreements	2,777	—	2,777
Total derivatives	$269,010	$—	$269,010
Liabilities:
Derivatives subject to master netting agreements	$21,017	$—	$21,017	$(18,112)	$(1,411)	$1,494
Derivatives not subject to master netting agreements	356	—	356
Total derivatives	$21,373	$—	$21,373
December 31, 2019
Assets:
Derivatives subject to master netting agreements	$105,147	$—	$105,147	$(8,104)	$(59,525)	$37,518
Derivatives not subject to master netting agreements	527	—	527
Total derivatives	$105,674	$—	$105,674
Liabilities:
Derivatives subject to master netting agreements	$10,083	$—	$10,083	$(8,104)	$(437)	$1,542
Derivatives not subject to master netting agreements	136	—	136
Total derivatives	$10,219	$—	$10,219

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at June 30, 2020 and December 31, 2019. At June 30, 2020, the Company had posted collateral of $204.7 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.2 million in agency mortgage-backed bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
June 30, 2020
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,903,473	(200,000)	1,703,473	—	(1,703,473)	—
December 31, 2019
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,030,737	(200,000)	1,830,737	—	(1,830,737)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2020 and December 31, 2019, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2020
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$201,944	$—	$—	$201,944
Government-sponsored enterprise obligations	36,290	—	—	36,290
Agency mortgage-backed securities	1,108,025	50,126	229,484	1,387,635
Non-agency mortgage-backed securities	125,033	—	—	125,033
Asset-backed securities	100,206	25,000	—	125,206
Other debt securities	27,365	—	—	27,365
Total repurchase agreements, gross amount recognized	$1,598,863	$75,126	$229,484	$1,903,473
December 31, 2019
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$526,283	$—	$—	$526,283
Government-sponsored enterprise obligations	32,575	—	—	32,575
Agency mortgage-backed securities	973,774	48,517	227,802	1,250,093
Non-agency mortgage-backed securities	71,399	—	—	71,399
Asset-backed securities	60,012	40,000	—	100,012
Other debt securities	50,375	—	—	50,375
Total repurchase agreements, gross amount recognized	$1,714,418	$88,517	$227,802	$2,030,737

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.7 million and $3.4 million in the three months ended June 30, 2020 and 2019, respectively, and $7.5 million and $6.9 million in the six months ended June 30, 2020 and 2019, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2020, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	1,104,211	$47.57
Granted	214,938	64.31
Vested	(267,472)	33.83
Forfeited	(4,886)	54.77
Nonvested at June 30, 2020	1,046,791	$54.49

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

Weighted per share average fair value at grant date	$10.12
Assumptions:
Dividend yield	1.7%
Volatility	20.2%
Risk-free interest rate	1.0%
Expected term	5.8 years

A summary of SAR activity during the first six months of 2020 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,049,816	$43.55
Granted	103,210	63.18
Forfeited	(2,780)	58.36
Expired	(131)	56.64
Exercised	(145,549)	34.49
Outstanding at June 30, 2020	1,004,566	$46.84	6.7 years	$13,116

14. Revenue from Contracts with Customers
The core principle of ASU 2014-09, "Revenue from Contracts with Customers," is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the six months ended June 30, 2020, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2020	2019	2020	2019
Bank card transaction fees	$33,745	$42,646	$73,945	$82,290
Trust fees	37,942	38,375	77,907	75,631
Deposit account charges and other fees	22,279	23,959	45,956	46,977
Consumer brokerage services	3,011	3,888	7,088	7,635
Other non-interest income	7,443	8,822	16,152	17,194
Total non-interest income from contracts with customers	104,420	117,690	221,048	229,727
Other non-interest income (1)	13,095	9,569	20,130	18,772
Total non-interest income	$117,515	$127,259	$241,178	$248,499
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

The following table presents the opening and closing receivable balances for the six month periods ended June 30, 2020 and 2019 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Bank card transaction fees	$10,655	$13,915	$11,462	$13,035
Trust fees	2,147	2,093	2,619	2,721
Deposit account charges and other fees	6,564	6,523	5,963	6,107
Consumer brokerage services	476	596	502	559

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the June 30, 2020 and December 31, 2019 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2020 or the year ended December 31, 2019.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Assets:
Residential mortgage loans held for sale	$6,854	$—	$6,854	$—
Available for sale debt securities:
U.S. government and federal agency obligations	826,494	826,494	—	—
Government-sponsored enterprise obligations	109,883	—	109,883	—
State and municipal obligations	1,448,952	—	1,439,462	9,490
Agency mortgage-backed securities	5,382,187	—	5,382,187	—
Non-agency mortgage-backed securities	600,196	—	600,196	—
Asset-backed securities	1,448,225	—	1,448,225	—
Other debt securities	501,490	—	501,490	—
Trading debt securities	28,813	—	28,813	—
Equity securities	2,711	2,711	—	—
Private equity investments	73,846	—	—	73,846
Derivatives *	269,010	—	266,028	2,982
Assets held in trust for deferred compensation plan	16,310	16,310	—	—
Total assets	10,714,971	845,515	9,783,138	86,318
Liabilities:
Derivatives *	21,373	—	20,279	1,094
Liabilities held in trust for deferred compensation plan	16,310	16,310	—	—
Total liabilities	$37,683	$16,310	$20,279	$1,094
December 31, 2019
Assets:
Residential mortgage loans held for sale	$9,181	$—	$9,181	$—
Available for sale debt securities:
U.S. government and federal agency obligations	851,776	851,776	—	—
Government-sponsored enterprise obligations	139,277	—	139,277	—
State and municipal obligations	1,267,927	—	1,258,074	9,853
Agency mortgage-backed securities	3,937,964	—	3,937,964	—
Non-agency mortgage-backed securities	809,782	—	809,782	—
Asset-backed securities	1,233,489	—	1,233,489	—
Other debt securities	331,411	—	331,411	—
Trading debt securities	28,161	—	28,161	—
Equity securities	2,929	2,929	—	—
Private equity investments	94,122	—	—	94,122
Derivatives *	105,674	—	105,075	599
Assets held in trust for deferred compensation plan	16,518	16,518	—	—
Total assets	8,828,211	871,223	7,852,414	104,574
Liabilities:
Derivatives *	10,219	—	9,989	230
Liabilities held in trust for deferred compensation plan	16,518	16,518	—	—
Total liabilities	$26,737	$16,518	$9,989	$230
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2020
Balance March 31, 2020	$8,362	$81,159	$(557)	$88,964
Total gains or losses (realized/unrealized):
Included in earnings	—	(7,497)	2,814	(4,683)
Included in other comprehensive income *	1,123	—	—	1,123
Discount accretion	5	—	—	5
Purchases of private equity investments	—	155	—	155
Capitalized interest/dividends	—	29	—	29
Sale of risk participation agreements	—	—	(369)	(369)
Balance June 30, 2020	$9,490	$73,846	$1,888	$85,224
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$—	$(7,497)	$2,815	$(4,682)
Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$1,123	$—	$—	$1,123
For the six months ended June 30, 2020
Balance January 1, 2020	$9,853	$94,122	$369	$104,344
Total gains or losses (realized/unrealized):
Included in earnings	—	(20,505)	2,328	(18,177)
Included in other comprehensive income *	(372)	—	—	(372)
Discount accretion	9	—	—	9
Purchases of private equity investments	—	269	—	269
Sale/pay down of private equity investments	—	(69)	—	(69)
Capitalized interest/dividends	—	29	—	29
Sale of risk participation agreement	—	—	(809)	(809)
Balance June 30, 2020	$9,490	$73,846	$1,888	$85,224
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$—	$(20,505)	$2,759	$(17,746)
Total gains or losses for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$(372)	$—	$—	$(372)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2019
Balance March 31, 2019	$14,529	$85,877	$805	$101,211
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,176)	125	(1,051)
Included in other comprehensive income *	(5)	—	—	(5)
Investment securities called	(2,920)	—	—	(2,920)
Discount accretion	37	—	—	37
Purchases of private equity investments	—	7,829	—	7,829
Sale/pay down of private equity investments	—	(6,150)	—	(6,150)
Capitalized interest/dividends	—	31	—	31
Purchase of risk participation agreement	—	—	26	26
Sale of risk participation agreement	—	—	(73)	(73)
Balance June 30, 2019	$11,641	$86,411	$883	$98,935
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2019	$—	$(1,176)	$962	$(214)
For the six months ended June 30, 2019
Balance January 1, 2019	$14,158	$85,659	$490	$100,307
Total gains or losses (realized/unrealized):
Included in earnings	—	(3,018)	440	(2,578)
Included in other comprehensive income *	359	—	—	359
Investment securities called	(2,920)	—	—	(2,920)
Discount accretion	44	—	—	44
Purchases of private equity investments	—	9,889	—	9,889
Sale/pay down of private equity investments	—	(6,150)	—	(6,150)
Capitalized interest/dividends	—	31	—	31
Purchase of risk participation agreement	—	—	26	26
Sale of risk participation agreement	—	—	(73)	(73)
Balance June 30, 2019	$11,641	$86,411	$883	$98,935
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2019	$—	$(4,468)	$990	$(3,478)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2020
Total gains or losses included in earnings	$2,547	$267	$(7,497)	$(4,683)
Change in unrealized gains or losses relating to assets still held at June 30, 2020	$2,547	$268	$(7,497)	$(4,682)
For the six months ended June 30, 2020
Total gains or losses included in earnings	$2,088	$240	$(20,505)	$(18,177)
Change in unrealized gains or losses relating to assets still held at June 30, 2020	$2,547	$212	$(20,505)	$(17,746)
For the three months ended June 30, 2019
Total gains or losses included in earnings	$112	$13	$(1,176)	$(1,051)
Change in unrealized gains or losses relating to assets still held at June 30, 2019	$935	$27	$(1,176)	$(214)
For the six months ended June 30, 2019
Total gains or losses included in earnings	$399	$41	$(3,018)	$(2,578)
Change in unrealized gains or losses relating to assets still held at June 30, 2019	$935	$55	$(4,468)	$(3,478)

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to auction rate securities (ARS), investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $9.5 million at June 30, 2020, while private equity investments, included in other securities, totaled $73.8 million.
Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years	5 years
		Estimated market rate	2.6%	-	3.1%	2.6%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.3
Mortgage loan commitments	Discounted cash flow	Probability of funding	44.6%	-	99.7%	81.1%
		Embedded servicing value	—%	-	1.4%	0.9%
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first six months of 2020 and 2019, and still held as of June 30, 2020 and 2019, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2020 and 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2020
Collateral dependent impaired loans	$12,066	$—	$—	$12,066	$(3,079)
Mortgage servicing rights	5,625	—	—	5,625	(1,851)
Long-lived assets	348	—	—	348	(5)

June 30, 2019
Collateral dependent impaired loans	$135	$—	$—	$135	$(58)
Mortgage servicing rights	6,730	—	—	6,730	(309)
Long-lived assets	820	—	—	820	(318)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other assets on the consolidated balance sheet and totaled $5.6 million at June 30, 2020. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.15%	-	9.37%	9.31%
		Prepayment speeds (CPR)*	13.08%	-	14.29%	14.10%
		Loan servicing costs - annually per loan
		Performing loans	$71	-	$73	$73
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2020 and December 31, 2019:

	Carrying Amount	Estimated Fair Value at June 30, 2020
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,858,217	$—	$—	$6,810,070	$6,810,070
Real estate - construction and land	932,022	—	—	905,629	905,629
Real estate - business	2,941,163	—	—	2,928,213	2,928,213
Real estate - personal	2,690,542	—	—	2,699,804	2,699,804
Consumer	1,966,707	—	—	1,951,111	1,951,111
Revolving home equity	334,627	—	—	330,906	330,906
Consumer credit card	666,597	—	—	589,031	589,031
Overdrafts	5,179	—	—	5,011	5,011
Total loans	16,395,054	—	—	16,219,775	16,219,775
Loans held for sale	12,785	—	12,785	—	12,785
Investment securities	10,468,129	829,205	9,510,256	128,668	10,468,129
Securities purchased under agreements to resell	850,000	—	—	912,674	912,674
Interest earning deposits with banks	1,404,968	1,404,968	—	—	1,404,968
Cash and due from banks	391,268	391,268	—	—	391,268
Derivative instruments	269,010	—	266,028	2,982	269,010
Assets held in trust for deferred compensation plan	16,310	16,310	—	—	16,310
Total	$29,807,524	$2,641,751	$9,789,069	$17,264,099	$29,694,919
Financial Liabilities
Non-interest bearing deposits	$9,700,261	$9,700,261	$—	$—	$9,700,261
Savings, interest checking and money market deposits	12,792,993	12,792,993	—	—	12,792,993
Certificates of deposit	2,033,713	—	—	2,051,053	2,051,053
Federal funds purchased	36,965	36,965	—	—	36,965
Securities sold under agreements to repurchase	1,703,473	—	—	1,703,547	1,703,547
Derivative instruments	21,373	—	20,279	1,094	21,373
Liabilities held in trust for deferred compensation plan	16,310	16,310	—	—	16,310
Total	$26,305,088	$22,546,529	$20,279	$3,755,694	$26,322,502

	Carrying Amount	Estimated Fair Value at December 31, 2019
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,565,449	$—	$—	$5,526,303	$5,526,303
Real estate - construction and land	899,377	—	—	898,152	898,152
Real estate - business	2,833,554	—	—	2,849,213	2,849,213
Real estate - personal	2,354,760	—	—	2,333,002	2,333,002
Consumer	1,964,145	—	—	1,938,505	1,938,505
Revolving home equity	349,251	—	—	344,424	344,424
Consumer credit card	764,977	—	—	708,209	708,209
Overdrafts	6,304	—	—	4,478	4,478
Total loans	14,737,817	—	—	14,602,286	14,602,286
Loans held for sale	13,809	—	13,809	—	13,809
Investment securities	8,741,888	854,705	7,738,158	149,025	8,741,888
Securities purchased under agreements to resell	850,000	—	—	869,592	869,592
Interest earning deposits with banks	395,850	395,850	—	—	395,850
Cash and due from banks	491,615	491,615	—	—	491,615
Derivative instruments	105,674	—	105,075	599	105,674
Assets held in trust for deferred compensation plan	16,518	16,518	—	—	16,518
Total	$25,353,171	$1,758,688	$7,857,042	$15,621,502	$25,237,232
Financial Liabilities
Non-interest bearing deposits	$6,890,687	$6,890,687	$—	$—	$6,890,687
Savings, interest checking and money market deposits	11,621,716	11,621,716	—	—	11,621,716
Certificates of deposit	2,008,012	—	—	2,022,629	2,022,629
Federal funds purchased	20,035	20,035	—	—	20,035
Securities sold under agreements to repurchase	1,830,737	—	—	1,831,518	1,831,518
Other borrowings	988	—	988	—	988
Derivative instruments	10,219	—	9,989	230	10,219
Liabilities held in trust for deferred compensation plan	16,518	16,518	—	—	16,518
Total	$22,398,912	$18,548,956	$10,977	$3,854,377	$22,414,310

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at June 30, 2020, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

On July 31, 2020, the Company issued a press release announcing that it will redeem all outstanding shares of its 6.00% Series B Non-Cumulative Perpetual Preferred Stock, $1.00 par value per share (Series B Preferred Stock) and the corresponding depositary shares representing fractional interests in the Series B Preferred Stock (Series B Depositary Shares). See further discussion about the redemption in the “Capital Management” section in Item 2, Management’s Discussion and Analysis, of this report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2019 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Annual Report on Form 10-K and in Part II Item 1A of this Quarterly Report on Form 10-Q. Except as set forth in Part II, Item 1A, during the quarter ended June 30, 2020, there were no material changes to the Risk Factors disclosed in the Company's 2019 Annual Report on Form 10-K.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2020	2019		2020	2019
Per Share Data
Net income per common share — basic	$.34	$.91	*	$.78	$1.72	*
Net income per common share — diluted	.34	.91	*	.78	1.72	*
Cash dividends on common stock	.270	.248	*	.540	.496	*
Book value per common share				28.81	26.22	*
Market price				59.47	56.82	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	69.22%	70.97%		70.78%	70.96%
Non-interest bearing deposits to total deposits	37.88	31.85		35.44	31.86
Equity to loans (1)	20.52	21.80		21.19	21.43
Equity to deposits	14.20	15.47		15.00	15.21
Equity to total assets	11.14	12.27		11.71	12.10
Return on total assets	0.54	1.73		.66	1.66
Return on common equity	4.77	14.46		5.61	14.06
(Based on end-of-period data)
Non-interest income to revenue (2)	36.66	37.55		37.37	37.45
Efficiency ratio (3)	58.10	55.88		58.64	57.29
Tier I common risk-based capital ratio				13.30	14.28
Tier I risk-based capital ratio				14.00	15.02
Total risk-based capital ratio				15.22	15.86
Tangible common equity to tangible assets ratio (4)				10.12	11.25
Tier I leverage ratio				9.88	11.75

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

	June 30
(Dollars in thousands)	2020	2019
Total equity	$3,358,169	$3,171,363
Less non-controlling interest	302	2,632
Less preferred stock	144,784	144,784
Less goodwill	138,921	138,921
Less core deposit premium	1,554	2,033
Total tangible common equity (a)	$3,072,608	$2,882,993
Total assets	$30,496,121	$25,772,174
Less goodwill	138,921	138,921
Less core deposit premium	1,554	2,033
Total tangible assets (b)	$30,355,646	$25,631,220
Tangible common equity to tangible assets ratio (a)/(b)	10.12%	11.25%

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2020	2019	% change	2020	2019	% change
Net interest income	$203,057	$211,634	(4.1)%	$404,122	$415,122	(2.6)%
Provision for credit losses	(80,539)	(11,806)	N.M.	(138,492)	(24,269)	N.M.
Non-interest income	117,515	127,259	(7.7)	241,178	248,499	(2.9)
Investment securities losses, net	(4,129)	(110)	N.M.	(17,430)	(1,035)	N.M.
Non-interest expense	(187,512)	(189,779)	(1.2)	(381,210)	(381,204)	—
Income taxes	(9,661)	(28,899)	(66.6)	(19,834)	(51,759)	(61.7)
Non-controlling interest income (expense)	1,132	(328)	N.M.	3,386	(245)	N.M.
Net income attributable to Commerce Bancshares, Inc.	39,863	107,971	(63.1)	91,720	205,109	(55.3)
Preferred stock dividends	(2,250)	(2,250)	—	(4,500)	(4,500)	—
Net income available to common shareholders	$37,613	$105,721	(64.4)%	$87,220	$200,609	(56.5)%
N.M. - Not meaningful.

For the quarter ended June 30, 2020, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $39.9 million, a decrease of $68.1 million, or 63.1%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was .54%, the annualized return on average common equity was 4.77%, and the efficiency ratio was 58.10%. Diluted earnings per common share was $.34, a decrease of 62.6% compared to $.91 per share in the second quarter of 2019, and decreased 22.7% compared to $.44 per share in the previous quarter.

Compared to the second quarter of last year, net interest income decreased $8.6 million, or 4.1%, mainly due to a decline of $16.4 million in interest expense on loans, coupled with a decrease of $14.2 million in interest income on investment securities. These decreases in net interest income were partly offset by a decrease of $16.5 million in deposits and borrowings interest expense. The provision for credit losses totaled $80.5 million for the current quarter, which was driven by a significant deterioration in the economic forecast used in the Company's CECL model as of June 30, 2020 due to the COVID-19 pandemic, driving a substantial increase to the reserve for a second consecutive quarter. Net investment securities losses totaled $4.1 million in the current quarter compared to losses of $110 thousand in the same quarter last year. Current quarter losses primarily resulted from unrealized fair value losses of $7.5 million in the Company's private equity investment portfolio, as the economic conditions resulting from the COVID-19 pandemic continued to negatively impact investment valuations. The current quarter's unrealized losses were partially offset by gains on sales of available for sale securities. Non-interest income decreased $9.7 million, or 7.7%, compared to the second quarter of 2019, mainly due to lower net bank card, deposit account and consumer brokerage service fees, partly offset by higher capital market fees. Non-interest expense decreased $2.3 million, or 1.2%, from the second quarter of 2019 primarily due to declines in marketing, supplies and other non-interest expense, partly offset by an increase in salaries and employee benefits expense.

Net income for the first six months of 2020 was $91.7 million, a decrease of $113.4 million, or 55.3%, from the same period last year. Diluted earnings per common share was $.78, a decrease of 54.7% compared to $1.72 per share in the same period last year. For the first six months of 2020, the annualized return on average assets was .66%, the annualized return on average common equity was 5.61%, and the efficiency ratio was 58.64%. Net interest income decreased $11.0 million, or 2.6%, from the same period last year. This decline was largely due to decreases of $23.8 million in loan interest income and $16.2 million in interest income on investment securities, partly offset by a $20.5 million decrease in interest expense on deposits and borrowings. The provision for credit losses was $138.5 million for the first six months of 2020, up $114.2 million over the same period last year. Non-interest income decreased $7.3 million, or 2.9%, from the first six months of last year due to lower net bank card fees, deposit account fees and other non-interest income, partly offset by growth in capital market and trust fees. Non-interest expense was flat with the prior year as higher salaries and benefits expense of $13.5 million was offset by lower marketing and other non-interest expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2020 vs. 2019			Six Months Ended June 30, 2020 vs. 2019
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$17,343	$(20,057)	$(2,714)	$21,915	$(27,808)	$(5,893)
Real estate - construction and land	(184)	(3,771)	(3,955)	55	(5,838)	(5,783)
Real estate - business	1,070	(6,647)	(5,577)	951	(9,572)	(8,621)
Real estate - personal	4,417	(1,813)	2,604	7,112	(2,612)	4,500
Consumer	430	(1,487)	(1,057)	681	(1,034)	(353)
Revolving home equity	(239)	(1,465)	(1,704)	(505)	(1,914)	(2,419)
Consumer credit card	(3,132)	(1,000)	(4,132)	(4,742)	(674)	(5,416)
Overdrafts	—	—	—	—	—	—
Total interest on loans	19,705	(36,240)	(16,535)	25,467	(49,452)	(23,985)
Loans held for sale	(222)	(12)	(234)	(335)	(36)	(371)
Investment securities:
U.S. government and federal agency securities	(785)	(8,142)	(8,927)	(1,153)	(5,349)	(6,502)
Government-sponsored enterprise obligations	(492)	336	(156)	(874)	959	85
State and municipal obligations	501	(676)	(175)	24	(862)	(838)
Mortgage-backed securities	4,773	(7,092)	(2,319)	7,025	(11,341)	(4,316)
Asset-backed securities	(485)	(1,834)	(2,319)	(2,820)	(1,932)	(4,752)
Other securities	610	(902)	(292)	766	(782)	(16)
Total interest on investment securities	4,122	(18,310)	(14,188)	2,968	(19,307)	(16,339)
Federal funds sold and short-term securities purchased under
agreements to resell	(10)	(1)	(11)	(42)	—	(42)
Long-term securities purchased under agreements to resell	787	6,262	7,049	1,596	9,157	10,753
Interest earning deposits with banks	8,492	(10,035)	(1,543)	10,233	(12,370)	(2,137)
Total interest income	32,874	(58,336)	(25,462)	39,887	(72,008)	(32,121)
Interest expense:
Deposits:
Savings	50	(49)	1	65	(48)	17
Interest checking and money market	740	(7,018)	(6,278)	719	(8,306)	(7,587)
Certificates of deposit of less than $100,000	(59)	(79)	(138)	(89)	467	378
Certificates of deposit of $100,000 and over	(120)	(3,201)	(3,321)	—	(4,088)	(4,088)
Total interest on deposits	611	(10,347)	(9,736)	695	(11,975)	(11,280)
Federal funds purchased and securities sold under
agreements to repurchase	810	(8,282)	(7,472)	1,839	(12,050)	(10,211)
Other borrowings	700	(4)	696	1,034	(12)	1,022
Total interest expense	2,121	(18,633)	(16,512)	3,568	(24,037)	(20,469)
Net interest income, tax equivalent basis	$30,753	$(39,703)	$(8,950)	$36,319	$(47,971)	$(11,652)
Net interest income in the second quarter of 2020 was $203.1 million, a decrease of $8.6 million from the second quarter of 2019. On a tax equivalent (T/E) basis, net interest income totaled $206.3 million in the second quarter of 2020, down $9.0 million from the same period last year and up $1.9 million over the previous quarter. The decrease in net interest income compared to the second quarter of 2019 was mainly due to lower interest income on loans (T/E) and investment securities (T/E) of $16.5 million and $14.2 million, respectively, partly offset by lower expense on interest bearing deposits and borrowings of $16.5 million. Interest rates were impacted by actions taken by the Federal Reserve during the first quarter of 2020 to lower short-term interest rates. The decrease in interest earned on loans (T/E) was mainly the result of lower yields on all loan products, especially commercial loans, many of which have variable rates, partly offset by higher business and personal real estate loan balances. Total interest income on investment securities (T/E) decreased $14.2 million from the second quarter of last year due to a decrease in the average rate earned and an $8.8 million decrease in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). The decrease in expense on interest bearing deposits and borrowings was a result of a decline in the average rate paid. The Company's net yield on earning assets (T/E) was 2.94% in the current quarter compared to 3.61% in the second quarter of 2019.

Total interest income (T/E) decreased $25.5 million from the second quarter of 2019. Interest income on loans (T/E) was $152.8 million during the second quarter of 2020, and decreased $16.5 million, or 9.8%, from the same quarter last year. The decrease in income from the same quarter last year was primarily due to a decline of 102 basis points in the average rate earned, partly offset by growth of $2.1 billion, or 14.6%, in average loan balances. Most of the decrease in interest income occurred in the business, business real estate, construction and consumer credit card loan categories. Business loan interest income fell $2.7 million due to a 111 basis point decrease in the average rate earned, partly offset by higher average balances of $1.6 billion, or 31.5%, which was mainly the result of demand for Paycheck Protection Plan (PPP) loans, a program sponsored by the Small Business Administration ("SBA"). Business real estate loan interest declined $5.6 million due to a decrease of 89 basis points in the average rate earned, partly offset by growth of $93.6 million, or 3.3%, in average balances. Construction loan interest decreased $4.0 million due to a decrease of 168 basis points in the average rate earned. Consumer credit card loan interest declined $4.1 million due to a decline of $102.2 million, or 13.3%, in average balances, coupled with a decrease of 57 basis points in the average rate earned. These decreases to interest income (T/E) were partly offset by an increase of $2.6 million in interest income on personal real estate loans, mostly due to growth of $447.4 million, or 21.0%, in average balances, while the average rate earned on these loans declined 28 basis points.

Interest income on investment securities (T/E) was $52.5 million during the second quarter of 2020, which was a decrease of $14.2 million from the same quarter last year. The decrease in interest income occurred mainly in interest income on U.S. government & federal agency obligations, which declined $8.9 million mainly due to lower TIPS interest income. Interest income related to TIPS, which is tied to the Consumer Price Index, decreased $8.8 million from the same quarter last year. In addition, interest income on asset-backed securities declined $2.3 million and resulted mainly from a 54 basis point decrease in the average rate earned. Interest income on mortgage-backed securities decreased $2.3 million, mainly due to a decline in the average rate earned of 53 basis points, partly offset by higher average balances of $711.0 million. Adjustments to premium amortization, due to faster prepayment speeds on various mortgage-backed and asset-backed securities, decreased interest income $1.5 million in the current quarter, compared to a $1.1 million decrease in the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $9.4 billion in the second quarter of 2020, compared to $8.8 billion in the second quarter of 2019.

Interest income on long-term securities purchased under agreements to resell increased $7.0 million over the same quarter last year, due to an increase of 297 basis points in the average rate earned, as these assets were structured with floor spreads to protect against falling rates. Interest income on balances at the Federal Reserve declined $1.5 million mainly due to a 230 basis point decrease in the average rate earned, partly offset by a $1.4 billion increase in the average balance invested.

The average tax equivalent yield on total interest earning assets was 3.09% in the second quarter of 2020, down from 4.05% in the second quarter of 2019.

Total interest expense decreased $16.5 million compared to the second quarter of 2019 due to a $9.7 million decrease in interest expense on interest bearing deposits and a $6.8 million decrease in interest expense on borrowings. The decrease in deposit interest expense resulted mainly from a 30 basis point decline in the overall average rate paid, partly offset by higher average balances of $947.8 million. Interest expense on interest checking and money market accounts declined $6.3 million, due to a 25 basis point decrease in the average rate paid, while interest expense on certificates of deposit (CD) of $100,000 and over declined $3.3 million due to a 94 basis point decrease in the average rate paid. Interest expense on borrowings decreased due to lower rates paid, partly offset by higher average balances of federal funds purchased and customer repurchase agreements and Federal Home Loan Bank (FHLB) borrowings. FHLB borrowings increased $343.8 million over the same quarter last year, but were paid off as of June 30, 2020. The overall average rate incurred on all interest bearing liabilities was .25% and .70% in the second quarters of 2020 and 2019, respectively.

Net interest income (T/E) for the first six months of 2020 was $410.7 million compared to $422.3 million for the same period in 2019. For the first six months of 2020, the net interest margin was 3.12% compared to 3.56% for the same period in 2019.

Total interest income (T/E) for the first six months of 2020 decreased $32.1 million from the same period last year mainly due to lower interest income on loans. Loan interest income (T/E) declined $24.0 million, or 7.1%, due to a 75 basis point decline in the average rate earned, partly offset by a $1.3 billion increase in total average loan balances. Most of the decrease in loan interest occurred in business, construction and business real estate loans, due to lower rates, partly offset by higher average loan balances in these categories. In addition, consumer credit card loan interest declined due to lower average balances and rates, while personal real estate loan interest increased due to higher average balances, partly offset by lower rates. Interest income on investment securities (T/E) declined $16.3 million mainly due to a 44 basis point decline in the average rate earned. Interest earned on U.S. government and federal agency obligations declined $6.5 million, mainly due to lower TIPS interest income. Interest earned on asset-backed securities declined $4.8 million due to lower average balances and rates, while interest earned on mortgage-backed securities declined $4.3 million due to lower average rates earned, partly offset by higher average balances. Interest income on balances at the Federal Reserve decreased $2.1 million due to a 211 basis point decline in the average rate earned, partly offset by an $853.9 million increase in the average balance invested. These decreases to interest income were partly offset by an increase of $10.8 million in interest income earned on long-term securities purchased under agreements to resell due to higher average balances and rates.

Total interest expense for the first six months of 2020 decreased $20.5 million compared to the same period last year. Interest expense on interest bearing deposits decreased $11.3 million, mainly due to an 18 basis point decrease in the overall rate paid. Interest expense on interest checking and money market account balances decreased $7.6 million due to a 15 basis point decrease in rates paid. Interest expense on jumbo CD's declined $4.1 million due to a 63 basis point decline in rates paid. Interest expense on borrowings decreased $9.2 million, mainly due to lower rates paid on customer repurchase agreements. The overall cost of total interest bearing liabilities decreased to .38% compared to .67% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2020	2019	% change	2020	2019	% change
Bank card transaction fees	$33,745	$42,646	(20.9)%	$73,945	$82,290	(10.1)%
Trust fees	37,942	38,375	(1.1)	77,907	75,631	3.0
Deposit account charges and other fees	22,279	23,959	(7.0)	45,956	46,977	(2.2)
Capital market fees	3,772	1,944	94.0	7,562	3,823	97.8
Consumer brokerage services	3,011	3,888	(22.6)	7,088	7,635	(7.2)
Loan fees and sales	4,649	4,238	9.7	7,884	7,547	4.5
Other	12,117	12,209	(0.8)	20,836	24,596	(15.3)
Total non-interest income	$117,515	$127,259	(7.7)%	$241,178	$248,499	(2.9)%
Non-interest income as a % of total revenue*	36.7%	37.6%		37.4%	37.4%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three and six month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2020	2019	% change	2020	2019	% change
Net debit card fees	$8,820	$9,984	(11.7)%	$18,142	$19,115	(5.1)%
Net credit card fees	2,903	3,868	(24.9)	6,390	7,025	(9.0)
Net merchant fees	4,226	5,247	(19.5)	8,614	9,754	(11.7)
Net corporate card fees	17,796	23,547	(24.4)	40,799	46,396	(12.1)
Total bank card transaction fees	$33,745	$42,646	(20.9)%	$73,945	$82,290	(10.1)%

For the second quarter of 2020, total non-interest income amounted to $117.5 million compared with $127.3 million in the same quarter last year, which was a decrease of $9.7 million, or 7.7%. The decrease was mainly due to lower net bank card fees, deposit account fees and consumer brokerage service fees, partly offset by higher capital market fees. Bank card transaction fees for the current quarter declined $8.9 million, or 20.9%, from the same period last year, due to lower net corporate card fees of $5.8 million, net debit card fees of $1.2 million, net merchant fees of $1.0 million and net credit card fees of $965 thousand. The decline in net corporate card fees from the same quarter last year was mainly due to lower transaction volume, partly offset by lower rewards expense. The decrease in net debit and credit card fees was mainly due to lower interchange income, while net merchant fees decreased mainly due to a decline in merchant discount fees. Trust fees for the quarter decreased $433 thousand, or 1.1%, from the same quarter last year, resulting mainly from lower corporate and institutional trust fees, partly offset by an increase in private client trust fees. Compared to the same period last year, deposit account fees decreased $1.7 million, or 7.0%, mainly due to lower overdraft and return item fees, partly offset by an increase in corporate cash management fees. Capital market fees increased $1.8 million, or 94.0%, while consumer brokerage service fees decreased $877 thousand, or 22.6%. Loan fees and sales increased $411 thousand, or 9.7%, due to higher mortgage banking revenue.

Non-interest income for the first six months of 2020 was $241.2 million compared to $248.5 million, resulting in a decrease of $7.3 million, or 2.9%. Bank card fees decreased $8.3 million, or 10.1%, due to declines in net corporate card fees of $5.6 million, net merchant fees of $1.1 million, net debit card fees of $973 thousand and net credit card fees of $635 thousand. Trust fee income increased $2.3 million, or 3.0%, as a result of growth in private client trust fees. Deposit account fees decreased $1.0 million due to lower overdraft and return item fees, partly offset by higher corporate cash management fees. Loan fees and sales increased $337 thousand, or 4.5%, due to higher loan commitment fees and mortgage banking revenue. Capital market fees increased $3.7 million, or 97.8%, while consumer brokerage fees declined $547 thousand, or 7.2%, mainly due to lower annuity fees. Other income decreased $3.8 million, mainly due to lower swap fees and lower gains on sales of leased assets. In addition, fair value adjustments on the Company's deferred compensation plan assets, which are held in a trust and recorded as both an asset and a liability, decreased $2.3 million from the same period last year, affecting both other income and other expense.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2020	2019	2020	2019
Net gains (losses) on sales of available for sale debt securities	$3,291	$(4)	$3,291	$690
Net gains on sales of equity securities	—	—	2	—
Net losses on sales and fair value adjustments of private equity investments	(7,497)	(82)	(20,505)	(1,924)
Fair value adjustments on equity securities, net	77	39	(218)	262
Other	—	(63)	—	(63)
Total investment securities losses, net	$(4,129)	$(110)	$(17,430)	$(1,035)

Net losses on investment securities, which were recognized in earnings during the three months ended June 30, 2020 and 2019, are shown in the table above. Net securities losses of $4.1 million were reported in the second quarter of 2020, compared to net losses of $110 thousand in the same period last year. The net losses in the second quarter of 2020 were primarily comprised of $7.5 million of net losses in fair value on the Company’s private equity investments, as the economic conditions resulting from the COVID-19 pandemic also negatively impacted investment valuations, partly offset by net gains of $3.3 million on sales of available for sale debt securities. The net losses on investment securities for the same quarter last year were mainly comprised of $1.2 million of net losses in fair value on the Company’s private equity investments, partly offset by a gain of $1.1 million on the sale of a private equity investment.

Net losses on investment securities of $17.4 million were recognized in earnings for the six months ended June 30, 2020, compared to net losses of $1.0 million for the same period in 2019. Net losses in the first half of 2020 were mainly comprised of fair value adjustments on private equity investments partly offset by net gains on the sales of available for sale debt securities. Similarly, net losses in the first half of 2019 were mainly comprised of fair value adjustments on private equity investments partly offset by net gains on sales of available for sale debt securities and fair value adjustments on equity investments. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $3.7 million during the first six months of 2020 and $237 thousand during the first six months of 2019.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2020	2019	% change	2020	2019	% change
Salaries and employee benefits	$126,759	$120,062	5.6%	$255,696	$242,190	5.6%
Net occupancy	11,269	11,145	1.1	23,017	22,646	1.6
Equipment	4,755	4,790	(.7)	9,576	9,261	3.4
Supplies and communication	4,427	5,275	(16.1)	9,085	10,437	(13.0)
Data processing and software	23,837	23,248	2.5	47,392	45,508	4.1
Marketing	3,801	6,015	(36.8)	9,780	11,915	(17.9)
Other	12,664	19,244	(34.2)	26,664	39,247	(32.1)
Total non-interest expense	$187,512	$189,779	(1.2)%	$381,210	$381,204	—%

Non-interest expense for the second quarter of 2020 amounted to $187.5 million, a decrease of $2.3 million, or 1.2%, compared to expense of $189.8 million in the second quarter of last year. The decrease in expense from the same period last year was primarily due to lower marketing expense, supplies and communication expense and other non-interest expense, partly offset by higher costs for salaries and employee benefits and data processing and software.

Salaries expense increased $7.1 million, or 6.9%, driven by growth in full-time salary costs and incentive compensation. Employee benefits expense totaled $16.3 million, reflecting a decline of $431 thousand, or 2.6%, mainly as a result of lower healthcare expense. Full-time equivalent employees totaled 4,856 at June 30, 2020, compared to 4,857 at June 30, 2019. Supplies and communication expense declined $848 thousand, or 16.1%, mainly due to lower supplies, postage and debit and credit card reissuance expense. Data processing and software expense increased $589 thousand, or 2.5%, due to higher costs for service providers, partly offset by lower bank card data processing fees, while marketing expense declined $2.2 million, or 36.8%. Other non-interest expense decreased $6.6 million mostly due to lower travel and entertainment expense and higher deferred origination costs, in addition to the decline in the Company's deferred compensation liability, as previously mentioned. These decreases to expense were partly offset by a $795 thousand impairment on the Company's mortgage servicing rights during the second quarter of 2020.

Non-interest expense amounted to $381.2 million for the first six months of 2020 and 2019. Salaries and benefits expense increased $13.5 million, or 5.6%, mainly due to higher costs for full-time salaries and incentive compensation. Supplies and communication declined $1.4 million, or 13.0%, mainly due to lower debit and credit card reissuance expense. Data processing expense increased $1.9 million, or 4.1%, mostly due to higher costs for service providers, while marketing expense declined $2.1 million, or 17.9%. Other non-interest expense decreased $12.6 million, or 32.1%, mainly due to higher deferred origination costs and lower travel and entertainment expense, in addition to the previously mentioned fair value equity adjustments of $2.3 million on the Company's deferred compensation plan assets. These decreases to expense were partly offset by a $1.5 million impairment on the Company's mortgage servicing rights.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Six Months Ended June 30
	June 30, 2020	Mar. 31, 2020	June 30, 2019	2020	2019
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$171,653	$160,682	$160,682	$160,682	$159,932
Adoption of ASU 2016-13	—	(21,039)	—	(21,039)	—
Balance at beginning of period	$171,653	$139,643	$160,682	$139,643	$159,932
Provision for credit losses on loans	77,491	42,868	11,806	$120,359	$24,269
Net loan charge-offs (recoveries):
Commercial:
Business	3,249	(373)	284	2,876	731
Real estate-construction and land	—	—	(101)	—	(117)
Real estate-business	(6)	(21)	(14)	(27)	(51)
Commercial net loan charge-offs (recoveries)	3,243	(394)	169	2,849	563
Personal Banking:
Real estate-personal	(71)	(4)	(21)	(75)	80
Consumer	1,362	1,711	1,723	3,073	3,647
Revolving home equity	(34)	(38)	116	(72)	135
Consumer credit card	3,584	9,157	9,066	12,741	18,024
Overdrafts	316	426	253	742	570
Personal banking net loan charge-offs	5,157	11,252	11,137	16,409	22,456
Total net loan charge-offs	8,400	10,858	11,306	19,258	23,019
Balance at end of period	$240,744	$171,653	$161,182	$240,744	$161,182
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$32,250	$1,075	$1,075	$1,075	$1,075
Adoption of ASU 2016-13	—	16,090	—	16,090	—
Balance at beginning of period	32,250	17,165	1,075	17,165	1,075
Provision for credit losses on unfunded lending commitments	3,049	15,085	—	18,134	—
Balance at end of period	35,299	32,250	1,075	35,299	1,075
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$276,043	$203,903	$162,257	$276,043	$162,257

	Three Months Ended			Six Months Ended June 30
	June 30, 2020	Mar. 31, 2020	June 30, 2019	2020	2019
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.19%	(.03)%	.02%	.09%	.03%
Real estate-construction and land	—	—	(.04)	—	(.03)
Real estate-business	—	—	—	—	—
Commercial net loan charge-offs (recoveries)	.12	(.02)	.01	.06	.01
Personal Banking:
Real estate-personal	(.01)	—	—	(.01)	.01
Consumer	.28	.35	.36	.32	.38
Revolving home equity	(.04)	(.04)	.13	(.04)	.07
Consumer credit card	2.17	5.06	4.75	3.68	4.70
Overdrafts	43.65	42.37	20.76	42.90	25.27
Personal banking net loan charge-offs	.37	.83	.86	.60	.87
Total annualized net loan charge-offs	.21%	.30%	.32%	.25%	.33%
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

Net loan charge-offs in the second quarter of 2020 amounted to $8.4 million compared to $10.9 million in the prior quarter and $11.3 million in the second quarter of last year. During the second quarter of 2020, the Company recorded net charge-offs on commercial loans of $3.2 million, compared to net recoveries of $394 thousand in the prior quarter. The increase in commercial loan net charge-offs was primarily driven by a $3.6 million increase in net charge-offs on business loans this quarter, compared to the first quarter of 2020. This increase was offset by decreases in consumer credit card and consumer loan net charge-offs of $5.6 million and $349 thousand, respectively, in the second quarter of 2020, compared to the prior quarter. Compared to the same period last year, net loan charge-offs in the second quarter of 2020 decreased $2.9 million. The decrease in net charge-offs during the second quarter of 2020 was driven by lower net charge-offs on consumer credit card and consumer loans of $5.5 million and $361 thousand, respectively, partially offset by higher net charge-offs on business loans of $3.0 million. The decrease in net charge-offs on consumer credit card and consumer loans was primarily the result of various COVID-19 relief programs that allowed customers to defer loan payments without advancing in past due or charge-off status.

For the three months ended June 30, 2020, annualized net charge-offs on average consumer credit card loans totaled 2.17%, compared to 5.06% in the previous quarter and 4.75% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .28%, compared to .35% in the prior quarter and .36% in the same period last year. In the second quarter of 2020, total annualized net loan charge-offs were .21%, compared to .30% in the previous quarter, and .32% in the same period last year.

As noted in Note 1, the Company adopted ASU 2016-13, known as CECL, on January 1, 2020. Upon adoption, the allowance for credit losses on loans was reduced $21.0 million and the liability for unfunded lending commitments increased $16.1 million. The decrease in the allowance for credit losses on loans was significantly influenced by the forecasted economic environment used in the estimation process as required by CECL, which was forecasted to be stable in both the short term and the long term, characterized by low unemployment. As the estimation model for credit losses on lending commitments became governed by CECL, the Company increased the related liability for unfunded lending commitments, mostly related to construction lending as the Company expected to fully fund the commitments under these contracts. See Note 2 for explanations of various model assumptions used to estimate the allowance for credit losses on loans and the liability for unfunded lending commitments at implementation.

In the current quarter, the provision for credit losses on loans totaled $77.5 million, a $34.6 million increase over the provision of $42.9 million in the prior quarter, and increased $65.7 million compared to the second quarter of 2019. The provision for credit losses on loans in the current quarter and the previous quarter exceeded net loan charge-offs by $69.1 million and $32.0 million, respectively. The provision for credit losses on unfunded lending commitments in the current quarter was $3.0 million, compared to $15.1 million in the prior quarter. The increase in the provision for credit losses was driven by a significant deterioration in the economic forecast used in the Company's CECL model as of June 30, 2020 due to the COVID-19 pandemic.

For the quarter ended June 30, 2020, the allowance for credit losses related to commercial loans increased $47.0 million and the allowance for credit losses related to personal banking loans increased $22.1 million, compared to the allowance for credit losses on loans as of March 31, 2020. The increase was due to the change in the forecasted economic environment, which projected the pandemic induced recession that started during the first quarter of 2020 to extend longer into 2021 and to have harsher unemployment trends compared to the projection at March 31, 2020. Businesses continue to experience disruptions caused by COVID-19 even though state and local governments have offered various reopening strategies of non-essential businesses throughout the country. Consumer spending has been negatively impacted by the sudden and dramatic increase in unemployment in addition to health risks associated with the virus. In creating the estimate for credit loss, management used past events including the last recession as well as projections of the economic environment. This resulted in large increases in the allowance for credit losses related to business and business real estate lending of $42.7 million and $4.6 million, respectively. Additionally, the allowance for credit losses on consumer credit card loans increased $13.6 million compared to March 31, 2020, and the allowance for credit losses on personal banking loans, excluding consumer credit card loans, increased $8.5 million. The liability for unfunded lending commitments increased $3.0 million, and was primarily related to commitments associated with the business portfolio. Given the significant uncertainty of the economic projections of a pandemic induced recession, the estimate uses a short reasonable and supportable forecasted period. As the length and depth of the current recession becomes more certain in the coming months, key assumptions utilized in the Company’s CECL model may be modified. See Note 2 for explanations of the various model assumptions utilized in this estimate. Traditional credit quality indicators, such as net charge-off experience, greater than 90 days delinquent statistics and decreases in the internal risk rating to special mention or substandard ratings, are lagging credit quality indicators and do not reflect the expected impacts of the crisis. Changes in these indicators may be delayed as the Company offers certain assistance programs to impacted customers as allowed by various regulations and as customers are able to participate in various governmental support programs. See Note 2 for further discussion of the credit quality indicators, and refer to Risk Elements of the Loan Portfolio, Loans with Special Risk Characteristics for further information about the assistance programs offered by the Company to its customers.

For the six months ended June 30, 2020, net loan charge-offs totaled $19.3 million, compared to $23.0 million in the same period last year. During the first six months of 2020, the Company recorded net charge-offs of $2.8 million on commercial loans, compared to net charge-offs of $563 thousand in the first six months of 2019. Offsetting these increases, consumer credit card and consumer loan net charge-offs decreased $5.3 million and $574 thousand, respectively, in the first six months of 2020, compared to the first six months of the prior year. The provision for credit losses on loans for the first six months of 2020 was $120.4 million and exceeded net loan charge-offs for the period by $101.1 million. In the same period last year, provision expense totaled $24.3 million and exceeded net loan charge-offs by $1.3 million.

At June 30, 2020, the allowance for credit losses on loans amounted to $240.7 million, an increase of $101.1 million compared to $139.6 million at January 1, 2020, the adoption date of CECL. Additionally, the liability for unfunded lending commitments increased $18.1 million from $17.2 million at January 1, 2020 to $35.3 million at June 30, 2020. The allowance for credit losses related to commercial loans increased $68.5 million, due to increases in the allowance on business, construction and business real estate loans of $51.8 million, $8.4 million, and $8.3 million, respectively. Compared to January 1, 2020, the allowance for credit losses on consumer credit card and consumer loans increased $19.5 million and $9.8 million, respectively. These large increases resulted from the sudden entrance into a sharp recession brought on by an unprecedented pandemic. The economic outlook quickly shifted from a stable economy with low unemployment at the beginning of the year to an uncertain economic projection at June 30, 2020, defined by high unemployment, periods of governmental shut down of non-essential businesses, and other business and personal disruptions caused by COVID-19.

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

The table below shows the composition of the allowance by loan class at December 31, 2019, March 31, 2020, and June 30, 2020.

	December 31, 2019		March 31, 2020		June 30, 2020
(Dollars in thousands)	Allowance for Credit Losses	ACL as a % of Loans	Allowance for Credit Losses	ACL as a % of Loans	Allowance for Credit Losses	ACL as a % of Loans
Commercial:
Business	$44,268.80%		$47,047.81%		$89,706	1.31%
RE - construction and land	21,589	2.40	17,828	2.04	17,594	1.89
RE - business	25,903.91		18,676.63		23,253.79
	91,760.99		83,551.87		130,553	1.22
Personal Banking:
RE - personal	3,125.13		5,598.23		7,712.29
Consumer	15,932.81		18,147.93		24,341	1.24
Revolving home equity	638.18		1,858.53		2,087.62
Consumer credit card	47,997	6.27	62,397	8.83	75,953	11.39
Overdrafts	1,230	19.51	102	3.25	98	1.89
	68,922	1.27	88,102	1.61	110,191	1.95
Total	$160,682	1.09%	$171,653	1.14%	$240,744	1.47%

At June 30, 2020, the allowance for credit losses on loans amounted to $240.7 million, compared to $171.6 million and $160.7 million at March 31, 2020 and December 31, 2019, respectively, and was 1.47%, 1.14% and 1.09% of total loans at June 30, 2020, March 31, 2020 and December 31, 2019, respectively. The Company considers the allowance for credit losses and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at June 30, 2020.

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

(Dollars in thousands)	June 30, 2020	December 31, 2019
Non-accrual loans	$22,635	$10,220
Foreclosed real estate	422	365
Total non-performing assets	$23,057	$10,585
Non-performing assets as a percentage of total loans	.14%	.07%
Non-performing assets as a percentage of total assets	.08%	.04%
Total loans past due 90 days and still accruing interest	$24,583	$19,859

Non-accrual loans totaled $22.6 million at June 30, 2020, an increase of $12.4 million from the balance at December 31, 2019. The increase occurred mainly in business loans and business real estate loans which increased $11.5 million and $891 thousand, respectively, partly offset by a decrease in personal real estate loans of $20 thousand. At June 30, 2020, non-accrual loans were comprised mainly of business (84.1%), business real estate (8.5%), and personal real estate (7.4%) loans. Foreclosed real estate totaled $422 thousand at June 30, 2020, an increase of $57 thousand when compared to December 31, 2019. Total loans past due 90 days or more and still accruing interest were $24.6 million as of June 30, 2020, an increase of $4.7 million from December 31, 2019. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $267.3 million at June 30, 2020 compared with $164.8 million at December 31, 2019, resulting in an increase of $102.5 million, or 62.2%.

(In thousands)	June 30, 2020	December 31, 2019
Potential problem loans:
Business	$111,523	$83,943
Real estate – construction and land	14,449	470
Real estate – business	140,378	80,071
Real estate – personal	950	283
Total potential problem loans	$267,300	$164,767

At June 30, 2020, the Company had $80.2 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $57.9 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 5.7% of total loans outstanding at June 30, 2020. The largest component of construction and land loans was commercial construction, which increased $38.4 million during the six months ended June 30, 2020. At June 30, 2020, multi-family residential construction loans totaled approximately $227.7 million, or 32.1%, of the commercial construction loan portfolio, compared to $213.4 million, or 31.8%, at December 31, 2019.

(Dollars in thousands)	June 30, 2020	% of Total	% of Total Loans	December 31, 2019	% of Total	% of Total Loans
Residential land and land development	$62,532	6.7%	.4%	$65,687	7.3%	.4%
Residential construction	126,863	13.6	.8	128,575	14.3	.9
Commercial land and land development	33,643	3.6	.2	34,525	3.8	.2
Commercial construction	708,984	76.1	4.3	670,590	74.6	4.6
Total real estate - construction and land loans	$932,022	100.0%	5.7%	$899,377	100.0%	6.1%

Real Estate – Business Loans
Total business real estate loans were $2.9 billion at June 30, 2020 and comprised 17.9% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2020, 35.8% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	June 30, 2020	% of Total	% of Total Loans	December 31, 2019	% of Total	% of Total Loans
Owner-occupied	$1,052,079	35.8%	6.4%	$1,048,716	37.0%	7.1%
Multi-family	335,657	11.4	2.0	306,577	10.8	2.1
Office	330,873	11.2	2.0	297,278	10.5	2.0
Retail	362,838	12.3	2.2	383,234	13.5	2.6
Hotels	268,093	9.1	1.6	210,557	7.4	1.4
Farm	176,559	6.0	1.1	177,669	6.3	1.2
Senior living	169,805	5.8	1.0	164,000	5.8	1.1
Industrial	98,404	3.3	.6	108,285	3.8	.7
Other	146,855	5.1	1.0	137,238	4.9	1.0
Total real estate - business loans	$2,941,163	100.0%	17.9%	$2,833,554	100.0%	19.2%

Revolving Home Equity Loans
The Company had $334.6 million in revolving home equity loans at June 30, 2020 that were generally collateralized by residential real estate. Most of these loans (92.9%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2020, the outstanding principal of loans with an original LTV higher than 80% was $37.3 million, or 11.2% of the portfolio, compared to $41.1 million as of December 31, 2019. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $1.7 million at June 30, 2020 compared to $2.0 million at December 31, 2019. The weighted average FICO score for the total current portfolio balance is 794. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2020 through 2022, approximately 13.7% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 94% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Outstanding balances for auto loans were $895.4 million and $908.3 million at June 30, 2020 and December 31, 2019, respectively. The balances over 30 days past due amounted to $6.2 million at June 30, 2020 compared to $13.2 million at December 31, 2019, and comprised .7% and 1.5% of the outstanding balances of these loans at June 30, 2020 and December 31, 2019, respectively. For the six months ended June 30, 2020, $206.5 million of new auto loans were originated, compared to $200.0 million during the first six months of 2019.  At June 30, 2020, the automobile loan portfolio had a weighted average FICO score of 758.

Outstanding balances for motorcycle loans were $70.7 million at June 30, 2020, compared to $71.9 million at December 31, 2019. The balances over 30 days past due amounted to $627 thousand and $1.3 million at June 30, 2020 and December 31, 2019, respectively, and comprised .9% of the outstanding balance of these loans at June 30, 2020, compared to 1.9% at December 31, 2019. During the first six months of 2020, new motorcycle loan originations totaled $18.0 million compared to $9.9 million during the first six months of 2019.

The Company's balance of marine and RV loans totaled $29.5 million at June 30, 2020, compared to $35.4 million at December 31, 2019, and the balances over 30 days past due amounted to $693 thousand and $1.5 million at June 30, 2020 and December 31, 2019, respectively. The net charge-offs on marine and RV loans increased from $37 thousand in the first six months of 2019 to $158 thousand in the first six months of 2020.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2020 of $666.6 million in consumer credit card loans outstanding, approximately $108.7 million, or 16.3%, carried a low promotional rate. Within the next six months, $45.1 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $175.1 million, or 1.1% of total loans at June 30, 2020, and $197.4 million at December 31, 2019, a decrease of $22.3 million.

(In thousands)	June 30, 2020	December 31, 2019	Unfunded commitments at June 30, 2020
Extraction	$157,784	$177,903	$39,666
Mid-stream shipping and storage	4,340	4,763	50,040
Downstream distribution and refining	5,640	7,168	22,246
Support activities	7,338	7,598	20,316
Total energy lending portfolio	$175,102	$197,432	$132,268

Information about the credit quality of the Company's energy lending portfolio as of June 30, 2020 and December 31, 2019 is provided in the table below.

(Dollars in thousands)	June 30, 2020	% of Energy Lending	December 31, 2019	% of Energy Lending
Pass	$121,669	69.5%	$170,938	86.6%
Special mention	6,138	3.5	6,961	3.5
Substandard	32,602	18.6	16,600	8.4
Non-accrual	14,693	8.4	2,933	1.5
Total	$175,102	100.0%	$197,432	100.0%

Energy lending balances classified as substandard and non-accrual represented 18.6% and 8.4% respectively, of total energy lending loan balances at June 30, 2020. The Company recorded $3.0 million of net loan charge-offs on energy loans during the six months ended June 30, 2020. There were no net loan charge-offs on energy loans for the year ended December 31, 2019.

Pandemic-Sensitive Industry Lending
As a result of the ongoing COVID-19 global pandemic, the United States economy is currently in an unprecedented state of uncertainty. While nearly every industry has been impacted to some degree by business disruptions, the Company identified the following industries and lending exposures, excluding PPP loans, within its loan portfolio at June 30, 2020 and December 31, 2019.

(In thousands)	June 30, 2020	% of Loan Portfolio at June 30, 2020	December 31, 2019	Unfunded commitments at June 30, 2020
Hospitals	$756,841	5.1%	$678,466	$1,703,312
Multifamily and student housing	568,488	3.8	528,280	248,578
Commercial real estate - retail	391,726	2.6	405,795	27,375
Senior living	301,706	2.0	301,441	105,140
Hotels	284,525	1.9	256,512	66,777
Automobile dealers	249,585	1.7	337,794	182,351
Energy	168,402	1.1	198,162	138,968
Retail stores	136,429.9		147,223	182,922
Restaurants	81,819.6		82,398	49,203
Total	$2,939,521	19.7%	$2,936,071	$2,704,626

Subsequent to March 31, 2020 and the significant deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company saw an increase in loan payment deferral requests. A summary of loan balances related to loan payment deferral requests as of June 30, 2020 are shown in the table below.

(Dollars in thousands)	Number of Payment Deferral Requests (1)	Loan Balance Outstanding at June 30, 2020	% of Portfolio - based on June 30, 2020 Loan Balance
Commercial:
Over $500 thousand (2)	181	$640,078	5.9%
Under $500 thousand (2)	552	71,636.7
Total commercial	733	$711,714	6.6%
Personal Banking:
Real estate - personal	130	$34,238.6%
Consumer	7,267	78,053	1.4
Consumer credit card	1,556	10,041.2
Total personal banking	8,953	$122,332	2.2%
Total	9,686	$834,046
(1) Excludes deferrals offered through the Company's skip pay program.
(2) Excludes commercial card payment deferral requests.
As of June 30, 2020, requests for payment deferral on commercial loans have been concentrated in the following industries:

(Dollars in thousands)	Number of Payment Deferral Requests	Loan Balance Outstanding at June 30, 2020
Real estate developer/owner	174	$204,547
Hotels	26	198,676
Motor vehicle parts and dealers	25	58,125
Doctors and dental practices	148	35,209
Truck transportation	69	27,940
Fuel distributors	4	23,818
Air transportation	4	18,559
Rental and leasing services	8	18,278
Restaurants and dining	36	17,662
All other	239	108,900
Total (1)	733	$711,714
(1) As of July 24, 2020, $116.1 million of commercial requests have been deferred more than 90 days.

Small Business Lending
During April 2020, in response to the COVID-19 crisis, the federal government created the Paycheck Protection Program, sponsored by the Small Business Administration ("SBA"), under the CARES Act. As a participating lender under the program, the Company secured $1.5 billion in lending for 7,443 customers, with a median loan size of $34 thousand. The Company understands that the loans are fully guaranteed by the SBA. Therefore, there was no increase in the allowance for credit losses on loans related to these loans as there is no expectation of credit loss. The maximum term of the loans range from two to five years, however, the Company believes that the majority of the loan balances are expected to be forgiven by the SBA.

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.1 billion at June 30, 2020, compared to $1.1 billion at December 31, 2019. Additional unfunded commitments at June 30, 2020 totaled $1.6 billion.

Income Taxes
Income tax expense was $9.7 million in the second quarter of 2020, compared to $10.2 million in the first quarter of 2020 and $28.9 million in the second quarter of 2019. The Company's effective tax rate, including the effect of non-controlling interest, was 19.5% in the second quarter of 2020, compared to 16.4% in the first quarter of 2020 and 21.1% in the second quarter of 2019. For the six months ended June 30, 2020, income tax expense was $19.8 million, compared to $51.8 million for the same period during the previous year, resulting in effective tax rates of 17.8% and 20.2%, respectively. The effective tax rate in the first quarter has historically been lower than other quarters due to the recognition of share-based excess tax benefits as a reduction to income tax expense. These benefits result from transactions relating to equity award vesting, most of which occur in the first quarter of each year.

Financial Condition

Balance Sheet
Total assets of the Company were $30.5 billion at June 30, 2020 and $26.1 billion at December 31, 2019. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $28.8 billion at June 30, 2020 and $24.6 billion at December 31, 2019, and consisted of 57% in loans and 35% in investment securities at June 30, 2020.

At June 30, 2020, total loans increased $1.6 billion, or 11%, compared with balances at December 31, 2019. This increase was mainly due to growth in business loans of $1.3 billion. Growth in business loans was mainly the result of increased commercial and industrial lending activities due to demand for Paycheck Protection Plan (PPP) loans. Lease and tax free loans also grew, offset by lower commercial card lending. During the six months ended June 30, 2020, personal real estate loans grew $335.8 million, business real estate loans grew $107.6 million, and construction loans increased $32.6 million. These increases were partially offset by decreases of $98.4 million in consumer card loans and $14.6 million in revolving home equity loans. Consumer loans, which includes automobile, marine and RV, fixed rate home equity and other consumers loans, remained consistent with balances as of December 31, 2019, as growth in other consumer loans was partially offset by fewer auto loans and lower fixed rate home equity lending.

Available for sale investment securities, excluding fair value adjustments, increased $1.5 billion at June 30, 2020 compared to December 31, 2019. Purchases of securities during this period totaled $2.9 billion, offset by sales, maturities, and pay downs of $1.4 billion. The largest increases in outstanding balances occurred in agency mortgage-backed securities, asset-backed securities, and state and municipal obligations, which increased $1.3 billion, $203.7 million, and $159.6 million, respectively. These increases were partially offset by a decrease in non-agency mortgage-backed securities of $215.2 million at June 30, 2020 compared to December 31, 2019. At June 30, 2020, the duration of the investment portfolio was 2.8 years, and maturities and pay downs of approximately $1.2 billion are expected to occur during the next 12 months.

Total deposits at June 30, 2020 amounted to $24.5 billion, an increase of $4.0 billion compared to December 31, 2019. The increase in deposits largely resulted from increases in demand deposits, mainly business demand deposits (increase of $2.2 billion) and money market deposits (increase of $620.0 million). Savings and interest checking deposits also increased $551.3 million at June 30, 2020 compared to balances at December 31, 2019. The Company’s borrowings totaled $1.7 billion at June 30, 2020, a decrease of $111.3 million from balances at December 31, 2019, mainly due to a decline in customer repurchase agreements.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2020	March 31, 2020	December 31, 2019
Liquid assets:
Available for sale debt securities	$10,317,427	$8,678,586	$8,571,626
Federal funds sold	—	400	—
Long-term securities purchased under agreements to resell	850,000	850,000	850,000
Balances at the Federal Reserve Bank	1,404,968	474,156	395,850
Total	$12,572,395	$10,003,142	$9,817,476

There were no federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, as of June 30, 2020. Long-term resale agreements, maturing through 2023, totaled $850.0 million at June 30, 2020. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $903.5 million in fair value at June 30, 2020. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $1.4 billion at June 30, 2020. The fair value of the available for sale debt portfolio was $10.3 billion at June 30, 2020 and included an unrealized net gain of $356.3 million. The total net unrealized gain included net gains of $211.6 million on mortgage-backed and asset-backed securities, $63.8 million on state and municipal obligations, $57.0 million on U.S. government and federal agency obligations, and $19.9 million on other debt securities.

Approximately $1.6 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2020	March 31, 2020	December 31, 2019
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$44,039	$44,660	$48,304
FHLB borrowings and letters of credit	6,462	7,072	7,637
Securities sold under agreements to repurchase *	1,958,464	1,662,630	2,083,716
Other deposits and swaps	2,542,103	2,146,632	2,149,575
Total pledged securities	4,551,068	3,860,994	4,289,232
Unpledged and available for pledging	4,119,554	3,459,988	3,029,268
Ineligible for pledging	1,646,805	1,357,604	1,253,126
Total available for sale debt securities, at fair value	$10,317,427	$8,678,586	$8,571,626
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2020, such deposits totaled $22.5 billion and represented 91.7% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.4 billion at June 30, 2020. These accounts are normally considered more volatile and higher costing and comprised 5.9% of total deposits at June 30, 2020.

(In thousands)	June 30, 2020	March 31, 2020	December 31, 2019
Core deposit base:
Non-interest bearing	$9,700,261	$6,952,236	$6,890,687
Interest checking	1,812,871	2,032,642	2,130,591
Savings and money market	10,980,122	10,016,637	9,491,125
Total	$22,493,254	$19,001,515	$18,512,403

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	June 30, 2020	March 31, 2020	December 31, 2019
Borrowings:
Federal funds purchased	$36,965	$18,720	$20,035
Securities sold under agreements to repurchase	1,703,473	1,409,293	1,830,737
FHLB advances	—	750,000	—
Other debt	1,475	6,461	2,418
Total	$1,741,913	$2,184,474	$1,853,190

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are collateralized by securities in the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.7 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at June 30, 2020.
The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2020.

	June 30, 2020
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,896,296	$1,165,297	$4,061,593
Letters of credit issued	(200,704)	—	(200,704)
Available for future advances	$2,695,592	$1,165,297	$3,860,889

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $910.3 million during the first six months of 2020, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $229.7 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $2.9 billion. Growth in the loan portfolio used cash of $1.7 billion, while activity in the investment securities portfolio used cash of $1.2 billion from sales, maturities and pay downs (net of purchases). Financing activities provided cash of $3.6 billion, largely resulting from an increase in non-interest bearing, savings, interest checking, money market deposits, and certificates of deposit of $3.8 billion partially offset by a decrease of $110.3 million in federal funds purchased and securities sold under agreements to repurchase, treasury stock purchases of $53.6 million, and dividend payments of $65.0 million on common and preferred stock. While the future short-term liquidity needs arising from daily operations might vary more than the prior few years due to the COVID-19 pandemic, the Company believes it will be able to meet these cash flow needs.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2020 and December 31, 2019, as shown in the following table.

(Dollars in thousands)	June 30, 2020	December 31, 2019	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$20,718,139	$19,713,813
Tier I common risk-based capital	2,756,295	2,745,538
Tier I risk-based capital	2,901,079	2,890,322
Total risk-based capital	3,152,262	3,052,079
Tier I common risk-based capital ratio	13.30%	13.93%	7.00%	6.50%
Tier I risk-based capital ratio	14.00%	14.66%	8.50%	8.00%
Total risk-based capital ratio	15.22%	15.48%	10.50%	10.00%
Tier I leverage ratio	9.88%	11.38%	4.00%	5.00%
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the six months ended June 30, 2020, the Company purchased 877,557 shares at an average price of $61.07 in open market purchases and through stock-based compensation transactions. At June 30, 2020, 3,553,401 shares remained available for purchase under the Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.27 per share cash dividend on its common stock in the second quarter of 2020, which was an 8.9% increase compared to its 2019 quarterly dividend.

On July 31, 2020, the Company issued a press release announcing that it will redeem all outstanding shares of its 6.00% Series B Non-Cumulative Perpetual Preferred Stock, $1.00 par value per share (Series B Preferred Stock) and the corresponding depositary shares representing fractional interests in the Series B Preferred Stock (Series B Depositary Shares).

The Series B Depositary Shares, each representing a 1/1,000th interest in a share of Series B Preferred Stock, will be redeemed simultaneously with the redemption of the Series B Preferred Stock at a redemption price of $25 per depositary share (equivalent to $1,000 per share of preferred stock). All 6,000,000 outstanding Series B Depositary Shares will be redeemed on the dividend payment date of September 1, 2020 (the Redemption Date).

Regular dividends on the outstanding shares of the Series B Preferred Stock will be paid separately on September 1, 2020 to holders of record as of the close of business on August 14, 2020, in the customary manner. On and after the Redemption Date, all dividends on the shares of Series B Preferred Stock will cease to accrue.

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2020 totaled $12.6 billion (including approximately $5.0 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $428.0 million and $8.1 million, respectively, at June 30, 2020. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.4 million at June 30, 2020. In conjunction with its adoption of ASU 2016-13, the Company recorded an increase to the allowance for credit losses on these unfunded lending commitments. The allowance is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheet. At June 30, 2020, the liability for unfunded commitments totaled $35.3 million. See further discussion of the liability for unfunded lending commitments in Note 1 and Note 2 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first six months of 2020, purchases and sales of tax credits amounted to $78.6 million and $65.0 million, respectively. Fees from sales of tax credits were $2.1 million for the six months ended June 30, 2020, compared to $1.8 million in the same period last year. At June 30, 2020, the Company expected to fund outstanding purchase commitments of $108.6 million during the remainder of 2020.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2020 and 2019.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2020
Net interest income	$160,251	$188,500	$26,376	$375,127	$28,995	$404,122
Provision for credit losses	(16,231)	(2,922)	(3)	(19,156)	(119,336)	(138,492)
Non-interest income	70,376	95,827	91,999	258,202	(17,024)	241,178
Investment securities losses, net	—	—	—	—	(17,430)	(17,430)
Non-interest expense	(152,717)	(159,067)	(62,143)	(373,927)	(7,283)	(381,210)
Income before income taxes	$61,679	$122,338	$56,229	$240,246	$(132,078)	$108,168
Six Months Ended June 30, 2019
Net interest income	$156,104	$171,247	$24,137	$351,488	$63,634	$415,122
Provision for loan losses	(22,304)	(708)	32	(22,980)	(1,289)	(24,269)
Non-interest income	62,791	98,193	87,835	248,819	(320)	248,499
Investment securities losses, net	—	—	—	—	(1,035)	(1,035)
Non-interest expense	(149,483)	(155,685)	(61,460)	(366,628)	(14,576)	(381,204)
Income before income taxes	$47,108	$113,047	$50,544	$210,699	$46,414	$257,113
Increase (decrease) in income before income taxes:
Amount	$14,571	$9,291	$5,685	$29,547	$(178,492)	$(148,945)
Percent	30.9%	8.2%	11.2%	14.0%	N.M.	(57.9)%

Consumer
For the six months ended June 30, 2020, income before income taxes for the Consumer segment increased $14.6 million, or 30.9%, compared to the first six months of 2019. This increase in income before income taxes was mainly due to growth in net interest income of $4.1 million, or 2.7%, non-interest income of $7.6 million, or 12.1%, and a decrease in the provision for credit losses of $6.1 million. These increases to income were partly offset by higher non-interest expense of $3.2 million, or 2.2%. Net interest income increased due to a $10.6 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a $6.4 million decrease in loan interest income. Non-interest income increased mainly due to growth in mortgage banking revenue, partly offset by decreases in deposit account fees and net credit and debit card fees. Non-interest expense increased over the same period in the previous year due to higher salaries expense and an impairment on mortgage servicing rights, partly offset by lower supplies expense and allocated costs for marketing expense. The provision for credit losses totaled $16.2 million, a $6.1 million decrease from the first six months of 2019, mainly due to lower credit card loan net charge-offs.

Commercial
For the six months ended June 30, 2020, income before income taxes for the Commercial segment increased $9.3 million, or 8.2%, compared to the same period in the previous year. This increase was mainly due to higher net-interest income, partly offset by lower non-interest income, higher non-interest expense, and an increase in the provision for credit losses. Net interest income increased $17.3 million, or 10.1%, due to a $21.0 million increase in net allocated funding credits coupled with decreases in interest expense on deposits and customer repurchase agreements of $11.2 million and $8.8 million, respectively. These increases to income were partly offset by a $23.7 million decrease in loan interest income. Non-interest income decreased $2.4 million, or 2.4%, from the previous year mainly due to lower net bank card fee income (mainly net corporate card fees), partly offset by higher capital market fees and deposit account fees (mainly corporate cash management fees). Non-interest expense increased $3.4 million, or 2.2%, mainly due to increases in salaries expense and allocated support costs for information technology. These increases were partly offset by higher deferred origination costs, lower travel and entertainment expense and lower operating losses. The provision for credit losses increased $2.2 million over the same period last year, mainly due to higher net charge-offs on business and commercial card loans, partly offset by net recoveries on lease loans.

Wealth
Wealth segment pre-tax profitability for the six months ended June 30, 2020 increased $5.7 million, or 11.2%, over the same period in the previous year. Net interest income increased $2.2 million, or 9.3%, mainly due to a $4.9 million increase in net funding credits, partly offset by a $2.8 million decrease in loan interest income. Non-interest income increased $4.2 million, or 4.7%, over the prior year largely due to higher trust fee income (mainly private client trust fees), mortgage banking revenue and cash sweep commissions. Non-interest expense increased $683 thousand, or 1.1%, due to higher salaries expense and allocated support costs for information technology, partly offset by lower processing losses and travel and entertainment expense. The provision for credit losses increased $35 thousand over the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $178.5 million. This decrease was partly due to lower net interest income of $34.6 million and a decrease in non-interest income of $16.7 million, partly offset by lower non-interest expense of $7.3 million. Unallocated securities losses were $17.4 million in the first six months of 2020 compared to losses of $1.0 million in 2019. Also, the unallocated provision for credit losses increased $118.0 million, primarily driven by an increase in the allowance for credit losses on loans and the liability for unfunded lending commitments, which is not allocated to segments for management reporting purposes. Net charge-offs are allocated to segments when incurred for management reporting purposes. At June 30, 2020, the Company's provision for credit losses on unfunded lending commitments was $18.1 million. Additionally, the provision for credit losses on loans was $101.1 million in excess of net charge-offs in the first six months of 2020, while the provision was $1.3 million in excess of net charge-offs during the first six months of 2019.

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

Reference Rate Reform The FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting", in March 2020. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if they reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022. The Company has established a LIBOR Transition Program, which is led by the LIBOR Transition Steering Committee (Committee) whose purpose is to guide the overall transition process for the Company. The Committee is an internal, cross-functional team with representatives from all relevant business lines, support functions and legal counsel. An initial LIBOR impact and risk assessment has been performed, and the Committee is assessing the results of the assessment and developing and prioritizing actions. Additionally, LIBOR fallback language has been included in key loan provisions of new and renewed loans in preparation for transition from LIBOR to the new benchmark rate when such transition occurs.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2020 and 2019

	Second Quarter 2020			Second Quarter 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,760,827	$48,892	2.91%	$5,142,794	$51,606	4.02%
Real estate — construction and land	895,648	8,800	3.95	908,777	12,755	5.63
Real estate — business	2,962,076	27,300	3.71	2,868,503	32,877	4.60
Real estate — personal	2,582,484	23,717	3.69	2,135,048	21,113	3.97
Consumer	1,944,265	21,653	4.48	1,907,979	22,710	4.77
Revolving home equity	343,210	2,987	3.50	361,673	4,691	5.20
Consumer credit card	663,911	19,412	11.76	766,080	23,544	12.33
Overdrafts	2,912	—	—	4,889	—	—
Total loans	16,155,333	152,761	3.80	14,095,743	169,296	4.82
Loans held for sale	6,363	127	8.03	20,731	361	6.98
Investment securities:
U.S. government and federal agency obligations	776,240	887.46		843,974	9,814	4.66
Government-sponsored enterprise obligations	114,518	1,000	3.51	199,506	1,156	2.32
State and municipal obligations(A)	1,285,427	9,504	2.97	1,222,008	9,679	3.18
Mortgage-backed securities	5,325,720	28,782	2.17	4,614,703	31,101	2.70
Asset-backed securities	1,342,518	7,522	2.25	1,412,452	9,841	2.79
Other debt securities	406,665	2,516	2.49	331,459	2,213	2.68
Trading debt securities(A)	31,981	233	2.93	30,169	236	3.14
Equity securities(A)	4,137	498	48.42	4,717	423	35.97
Other securities(A)	139,250	1,510	4.36	130,433	2,177	6.69
Total investment securities	9,426,456	52,452	2.24	8,789,421	66,640	3.04
Federal funds sold and short-term securities
purchased under agreements to resell	92	—	—	1,601	11	2.76
Long-term securities purchased
under agreements to resell	850,000	10,736	5.08	700,000	3,687	2.11
Interest earning deposits with banks	1,755,068	443.10		331,999	1,986	2.40
Total interest earning assets	28,193,312	216,519	3.09	23,939,495	241,981	4.05
Allowance for credit losses on loans	(171,616)			(161,403)
Unrealized gain on debt securities	281,457			42,009
Cash and due from banks	358,186			369,091
Premises and equipment, net	394,795			377,842
Other assets	708,547			504,622
Total assets	$29,764,681			$25,071,656
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,111,397	248.09		$929,974	247.11
Interest checking and money market	11,441,694	3,729.13		10,642,648	10,007.38
Certificates of deposit of less than $100,000	605,136	1,393.93		605,440	1,531	1.01
Certificates of deposit of $100,000 and over	1,346,069	3,610	1.08	1,378,402	6,931	2.02
Total interest bearing deposits	14,504,296	8,980.25		13,556,464	18,716.55
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,991,971	585.12		1,793,526	8,057	1.80
Other borrowings	345,162	701.82		1,318	5	1.52
Total borrowings	2,337,133	1,286.22		1,794,844	8,062	1.80
Total interest bearing liabilities	16,841,429	10,266.25%		15,351,308	26,778.70%
Non-interest bearing deposits	8,843,408			6,335,620
Other liabilities	763,524			307,433
Equity	3,316,320			3,077,295
Total liabilities and equity	$29,764,681			$25,071,656
Net interest margin (T/E)		$206,253			$215,203
Net yield on interest earning assets			2.94%			3.61%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2020 and 2019

	Six Months 2020			Six Months 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,127,242	$96,757	3.18%	$5,114,017	$102,650	4.05%
Real estate — construction and land	909,867	19,785	4.37	907,924	25,568	5.68
Real estate — business	2,907,854	56,835	3.93	2,866,352	65,456	4.61
Real estate — personal	2,486,600	46,495	3.76	2,127,250	41,995	3.98
Consumer	1,947,378	44,841	4.63	1,918,532	45,194	4.75
Revolving home equity	346,733	7,000	4.06	366,292	9,419	5.19
Consumer credit card	695,740	41,589	12.02	773,582	47,005	12.25
Overdrafts	3,478	—	—	4,549	—	—
Total loans	15,424,892	313,302	4.08	14,078,498	337,287	4.83
Loans held for sale	9,619	324	6.77	19,547	695	7.17
Investment securities:
U.S. government and federal agency obligations	789,398	5,055	1.29	876,539	11,557	2.66
Government-sponsored enterprise obligations	124,407	2,398	3.88	199,493	2,313	2.34
State and municipal obligations(A)	1,254,011	18,947	3.04	1,252,509	19,785	3.19
Mortgage-backed securities	5,005,751	56,410	2.27	4,488,268	60,726	2.73
Asset-backed securities	1,262,537	15,246	2.43	1,468,725	19,998	2.75
Other debt securities	364,199	4,871	2.69	333,524	4,442	2.69
Trading debt securities(A)	33,018	446	2.72	27,803	439	3.18
Equity securities(A)	4,205	995	47.58	4,643	846	36.74
Other securities(A)	141,673	3,412	4.84	130,246	4,013	6.21
Total investment securities	8,979,199	107,780	2.41	8,781,750	124,119	2.85
Federal funds sold and short-term securities
purchased under agreements to resell	209	2	1.92	3,190	44	2.78
Long-term securities purchased
under agreements to resell	850,000	18,198	4.31	700,000	7,445	2.14
Interest earning deposits with banks	1,178,244	1,735.30		324,372	3,872	2.41
Total interest earning assets	26,442,163	441,341	3.36	23,907,357	473,462	3.99
Allowance for credit losses on loans	(155,549)			(160,345)
Unrealized gain (loss) on debt securities	236,366			(3,207)
Cash and due from banks	364,277			368,124
Premises and equipment, net	393,529			376,812
Other assets	657,190			479,622
Total assets	$27,937,976			$24,968,363
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,032,053	511.10		$913,269	494.11
Interest checking and money market	11,109,547	11,775.21		10,702,268	19,362.36
Certificates of deposit of less than $100,000	613,988	3,168	1.04	597,862	2,790.94
Certificates of deposit of $100,000 and over	1,322,756	8,845	1.34	1,323,266	12,933	1.97
Total interest bearing deposits	14,078,344	24,299.35		13,536,665	35,579.53
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,991,011	5,355.54		1,782,591	15,566	1.76
Other borrowings	253,430	1,032.82		1,283	10	1.57
Total borrowings	2,244,441	6,387.57		1,783,874	15,576	1.76
Total interest bearing liabilities	16,322,785	30,686.38%		15,320,539	51,155.67%
Non-interest bearing deposits	7,729,258			6,330,209
Other liabilities	615,252			295,790
Equity	3,270,681			3,021,825
Total liabilities and equity	$27,937,976			$24,968,363
Net interest margin (T/E)		$410,655			$422,307
Net yield on interest earning assets			3.12%			3.56%
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

Simulation A	June 30, 2020			March 31, 2020
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$51.9	6.49%	$(503.1)	$25.0	3.07%	$(466.4)
200 basis points rising	$44.8	5.60%	$(349.7)	$19.4	2.38%	$(325.7)
100 basis points rising	$28.8	3.60%	$(182.4)	$11.6	1.42%	$(171.7)

Simulation B	June 30, 2020			March 31, 2020
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$38.7	4.83%	$(1,078.2)	$12.8	1.56%	$(995.4)
200 basis points rising	$33.0	4.12%	$(931.8)	$9.4	1.16%	$(859.6)
100 basis points rising	$18.6	2.32%	$(777.3)	$4.1	.51%	$(714.4)

Under Simulation A, rising rates push interest income up more quickly than funding costs. This is predominately due to interest earning deposits with the Federal Reserve and variable rate loans repricing up with market rates, while deposit rates only partially reprice higher. An increase in deposits at the Federal Reserve and higher non-maturity deposit balances since the prior quarter make rising rate scenarios look better. The Company did not model a 100 basis point falling scenario due to the already low interest rate environment.

In Simulation B, the assumed higher levels of deposit attrition were modeled to capture the results of a shrinking balance sheet.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 - 30, 2020	4,106	$51.97	4,106	3,557,160
May 1 - 31, 2020	1,810	$60.52	1,810	3,555,350
June 1 - 30, 2020	1,949	$63.55	1,949	3,553,401
Total	7,865	$56.81	7,865	3,553,401

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in November 2019 of 5,000,000 shares, 3,553,401 shares remained available for purchase at June 30, 2020.

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

Date: August 6, 2020

By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
(Chief Accounting Officer)

Date: August 6, 2020