Form 10-Q
period 2020-09-30
COMMERCE BANCSHARES INC /MO/
filed 2020-11-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended September 30, 2020

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 2, 2020, the registrant had outstanding 111,544,176 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
ASSETS
Loans	$16,420,927	$14,737,817
Allowance for credit losses on loans	(236,360)	(160,682)
Net loans	16,184,567	14,577,135
Loans held for sale (including $35,076,000 and $9,181,000 of residential mortgage loans carried at fair value at September 30, 2020 and December 31, 2019, respectively)	39,483	13,809
Investment securities:
Available for sale debt, at fair value (amortized cost of $11,182,348,000 and allowance for credit
losses of $— at September 30, 2020)	11,539,061	8,571,626
Trading debt	25,805	28,161
Equity	4,203	4,209
Other	122,532	137,892
Total investment securities	11,691,601	8,741,888
Federal funds sold and short-term securities purchased under agreements to resell	2,275	—
Long-term securities purchased under agreements to resell	850,000	850,000
Interest earning deposits with banks	1,171,697	395,850
Cash and due from banks	357,616	491,615
Premises and equipment, net	377,853	370,637
Goodwill	138,921	138,921
Other intangible assets, net	7,183	9,534
Other assets	632,621	476,400
Total assets	$31,453,817	$26,065,789
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$10,727,827	$6,890,687
Savings, interest checking and money market	12,983,505	11,621,716
Certificates of deposit of less than $100,000	556,870	626,157
Certificates of deposit of $100,000 and over	1,433,577	1,381,855
Total deposits	25,701,779	20,520,415
Federal funds purchased and securities sold under agreements to repurchase	1,653,064	1,850,772
Other borrowings	782	2,418
Other liabilities	791,928	553,712
Total liabilities	28,147,553	22,927,317
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares at December 31, 2019
and none at September 30, 2020	—	144,784
Common stock, $5 par value
Authorized 140,000,000; issued 112,795,605 shares	563,978	563,978
Capital surplus	2,140,410	2,151,464
Retained earnings	326,890	201,562
Treasury stock of 1,040,557 shares at September 30, 2020
and 445,952 shares at December 31, 2019, at cost	(69,050)	(37,548)
Accumulated other comprehensive income	343,435	110,444
Total Commerce Bancshares, Inc. stockholders' equity	3,305,663	3,134,684
Non-controlling interest	601	3,788
Total equity	3,306,264	3,138,472
Total liabilities and equity	$31,453,817	$26,065,789
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2020	2019	2020	2019
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$150,808	$167,959	$461,500	$502,100
Interest and fees on loans held for sale	264	308	588	1,003
Interest on investment securities	60,534	58,607	164,391	178,687
Interest on federal funds sold and short-term securities purchased under
agreements to resell	—	7	2	51
Interest on long-term securities purchased under agreements to resell	11,247	3,621	29,445	11,066
Interest on deposits with banks	261	1,241	1,996	5,113
Total interest income	223,114	231,743	657,922	698,020
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,206	10,225	15,492	30,081
Certificates of deposit of less than $100,000	1,028	1,740	4,196	4,530
Certificates of deposit of $100,000 and over	2,512	7,540	11,357	20,473
Interest on federal funds purchased and securities sold under
agreements to repurchase	406	8,273	5,761	23,839
Interest on other borrowings	—	453	1,032	463
Total interest expense	7,152	28,231	37,838	79,386
Net interest income	215,962	203,512	620,084	618,634
Provision for credit losses	3,101	10,963	141,593	35,232
Net interest income after credit losses	212,861	192,549	478,491	583,402
NON-INTEREST INCOME
Bank card transaction fees	37,873	44,510	111,818	126,800
Trust fees	40,769	39,592	118,676	115,223
Deposit account charges and other fees	23,107	24,032	69,063	71,009
Capital market fees	3,194	1,787	10,756	5,610
Consumer brokerage services	4,011	4,030	11,099	11,665
Loan fees and sales	9,769	4,755	17,653	12,302
Other	10,849	14,037	31,685	38,633
Total non-interest income	129,572	132,743	370,750	381,242
INVESTMENT SECURITIES GAINS (LOSSES), NET	16,155	4,909	(1,275)	3,874
NON-INTEREST EXPENSE
Salaries and employee benefits	127,308	123,836	383,004	366,026
Net occupancy	12,058	12,293	35,075	34,939
Equipment	4,737	4,941	14,313	14,202
Supplies and communication	4,141	5,106	13,226	15,543
Data processing and software	23,610	23,457	71,002	68,965
Marketing	4,926	6,048	14,706	17,963
Other	14,078	15,339	40,742	54,586
Total non-interest expense	190,858	191,020	572,068	572,224
Income before income taxes	167,730	139,181	275,898	396,294
Less income taxes	34,375	29,101	54,209	80,860
Net income	133,355	110,080	221,689	315,434
Less non-controlling interest expense (income)	907	838	(2,479)	1,083
Net income attributable to Commerce Bancshares, Inc.	132,448	109,242	224,168	314,351
Less preferred stock dividends	7,466	2,250	11,966	6,750
Net income available to common shareholders	$124,982	$106,992	$212,202	$307,601
Net income per common share — basic	$1.12	$.93	$1.90	$2.65
Net income per common share — diluted	$1.11	$.93	$1.89	$2.65
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
	(Unaudited)
Net income	$133,355	$110,080	$221,689	$315,434
Other comprehensive income (loss):
Net unrealized losses on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	—	(245)	—	(432)
Net unrealized gains on other securities	330	21,030	165,464	171,421
Pension loss amortization	327	389	1,038	1,166
Unrealized gains (losses) on cash flow hedge derivatives	(6,483)	14,101	66,489	36,687
Other comprehensive income (loss)	(5,826)	35,275	232,991	208,842
Comprehensive income	127,529	145,355	454,680	524,276
Less non-controlling interest expense (income)	907	838	(2,479)	1,083
Comprehensive income attributable to Commerce Bancshares, Inc.	$126,622	$144,517	$457,159	$523,193
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended September 30, 2020 and 2019

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance June 30, 2020	$144,784	$563,978	$2,136,874	$232,082	$(69,112)	$349,261	$302	$3,358,169
Net income				132,448			907	133,355
Other comprehensive loss						(5,826)		(5,826)
Distributions to non-controlling interest							(608)	(608)
Purchases of treasury stock					(167)			(167)
Redemption of preferred stock	(144,784)			(5,216)				(150,000)
Issuance of stock under purchase and equity compensation plans			(229)		229			—
Stock-based compensation			3,765					3,765
Cash dividends paid on common stock ($0.270 per share)				(30,174)				(30,174)
Cash dividends paid on preferred stock ($0.375 per depositary share)				(2,250)				(2,250)
Balance September 30, 2020	$—	$563,978	$2,140,410	$326,890	$(69,050)	$343,435	$601	$3,306,264
Balance June 30, 2019	$144,784	$559,432	$2,077,491	$384,232	$(106,106)	$108,898	$2,632	$3,171,363
Net income				109,242			838	110,080
Other comprehensive income						35,275		35,275
Distributions to non-controlling interest							(56)	(56)
Purchases of treasury stock					(33,891)			(33,891)
Accelerated share repurchase agreement			(37,500)		(112,500)			(150,000)
Issuance of stock under purchase and equity compensation plans			(834)		834			—
Stock-based compensation			3,486					3,486
Cash dividends paid on common stock ($0.248 per share)				(27,993)				(27,993)
Cash dividends paid on preferred stock ($0.375 per depositary share)				(2,250)				(2,250)
Balance September 30, 2019	$144,784	$559,432	$2,042,643	$463,231	$(251,663)	$144,173	$3,414	$3,106,014
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2020 and 2019

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2019	$144,784	$563,978	$2,151,464	$201,562	$(37,548)	$110,444	$3,788	$3,138,472
Adoption of ASU 2016-13				3,766				3,766
Balance December 31, 2019, adjusted	$144,784	$563,978	$2,151,464	$205,328	$(37,548)	$110,444	$3,788	$3,142,238
Net income				224,168			(2,479)	221,689
Other comprehensive income						232,991		232,991
Distributions to non-controlling interest							(708)	(708)
Purchases of treasury stock					(53,760)			(53,760)
Redemption of preferred stock	(144,784)			(5,216)				(150,000)
Issuance of stock under purchase and equity compensation plans			(22,285)		22,258			(27)
Stock-based compensation			11,231					11,231
Cash dividends on common stock ($0.810 per share)				(90,640)				(90,640)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2020	$—	$563,978	$2,140,410	$326,890	$(69,050)	$343,435	$601	$3,306,264
Balance December 31, 2018	$144,784	$559,432	$2,084,824	$241,163	$(34,236)	$(64,669)	$5,851	$2,937,149
Net income				314,351			1,083	315,434
Other comprehensive income						208,842		208,842
Distributions to non-controlling interest							(3,520)	(3,520)
Purchases of treasury stock					(119,970)			(119,970)
Accelerated share repurchase agreement			(37,500)		(112,500)			(150,000)
Issuance of stock under purchase and equity compensation plans			(15,046)		15,043			(3)
Stock-based compensation			10,365					10,365
Cash dividends on common stock ($0.744 per share)				(85,533)				(85,533)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2019	$144,784	$559,432	$2,042,643	$463,231	$(251,663)	$144,173	$3,414	$3,106,014
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2020	2019
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$221,689	$315,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	141,593	35,232
Provision for depreciation and amortization	32,462	30,729
Amortization of investment security premiums, net	37,623	20,436
Investment securities (gains) losses, net (A)	1,275	(3,874)
Net gains on sales of loans held for sale	(8,267)	(7,881)
Originations of loans held for sale	(169,774)	(187,792)
Proceeds from sales of loans held for sale	152,825	194,344
Net (increase) decrease in trading debt securities	5,636	(428)
Stock-based compensation	11,231	10,365
(Increase) decrease in interest receivable	(11,012)	229
Increase (decrease) in interest payable	(7,670)	5,938
Increase (decrease) in income taxes payable	(7,942)	23,530
Other changes, net	72,714	(58,928)
Net cash provided by operating activities	472,383	377,334
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	574,376	379,641
Proceeds from maturities/pay downs of investment securities (A)	1,856,780	1,007,553
Purchases of investment securities (A)	(5,135,211)	(1,306,607)
Net increase in loans	(1,710,009)	(357,438)
Long-term securities purchased under agreements to resell	—	(150,000)
Purchases of premises and equipment	(29,192)	(29,441)
Sales of premises and equipment	313	2,029
Net cash used in investing activities	(4,442,943)	(454,263)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	5,138,314	(230,229)
Net increase (decrease) in certificates of deposit	(17,565)	411,098
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(197,708)	(315,115)
Repayment of long-term borrowings	—	(163)
Net increase (decrease) in short-term borrowings	(1,636)	248,734
Preferred stock redemption	(150,000)	—
Purchases of treasury stock	(53,760)	(119,970)
Accelerated share repurchase agreement	—	(150,000)
Issuance of stock under equity compensation plans	(27)	(3)
Cash dividends paid on common stock	(90,640)	(85,533)
Cash dividends paid on preferred stock	(6,750)	(6,750)
Net cash provided by (used in) financing activities	4,620,228	(247,931)
Increase (decrease) in cash, cash equivalents and restricted cash	649,668	(324,860)
Cash, cash equivalents and restricted cash at beginning of year	907,808	1,209,240
Cash, cash equivalents and restricted cash at September 30	$1,557,476	$884,380
Income tax payments, net	$58,750	$54,161
Interest paid on deposits and borrowings	$45,508	$73,448
Loans transferred to foreclosed real estate	$57	$558
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $25.9 million and $25.1 million at September 30, 2020 and 2019, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited)

1. Principles of Consolidation and Presentation and Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2019 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of results to be attained for the full year or any other interim period.

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
Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and provides financial institutions the option to suspend the requirement to categorize certain modifications related to the global Coronavirus Disease 2019 (COVID-19) pandemic as troubled debt restructurings. Additionally, bank regulatory agencies issued additional guidance on implementing the provisions of the CARES Act. The Company follows the guidance under the CARES Act. Refer to Note 2 for additional information.

Allowance for Credit Losses on Loans
The allowance for credit losses on loans is a valuation amount that is deducted from the amortized cost basis of loans not held at fair value to present the net amount expected to be collected over the contractual term of the loans. The allowance for credit losses on loans is measured using relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. An allowance will be created upon origination or acquisition of a loan and is updated at subsequent reporting dates. The methodology is applied consistently for each reporting period and reflects management’s current expectations of credit losses. Changes to the allowance for credit losses on loans resulting from periodic evaluations are recorded through increases or decreases to the credit loss expense for loans, which is recorded in provision for credit losses on the consolidated statements of income. Loans that are deemed to be uncollectible are charged off against the related allowance for credit losses on loans.
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

Allowance for Credit Losses on Available for Sale Debt Securities
For available for sale debt securities in an unrealized loss position, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it more likely than not that it will be required to sell the security before the anticipated recovery. If neither condition is met, and the Company does not expect to recover the amortized cost basis, the Company determines whether the decline in fair value resulted from credit losses or other factors. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss has occurred, and an allowance for credit losses is recorded. The allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis. Any impairment not recorded through the provision for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses on the consolidated statements of income. Losses are charged against the allowance for credit losses on securities when management believes the uncollectibility of an available for sale security is confirmed or when either of the conditions regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities is excluded from the estimate of credit losses.

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at September 30, 2020 and December 31, 2019 are as follows:

(In thousands)	September 30, 2020	December 31, 2019
Commercial:
Business	$6,683,413	$5,565,449
Real estate – construction and land	1,009,729	899,377
Real estate – business	2,993,192	2,833,554
Personal Banking:
Real estate – personal	2,753,867	2,354,760
Consumer	2,006,360	1,964,145
Revolving home equity	324,203	349,251
Consumer credit card	647,893	764,977
Overdrafts	2,270	6,304
Total loans (1)	$16,420,927	$14,737,817
(1) Accrued interest receivable totaled $41.3 million at September 30, 2020 and was included within other assets on the consolidated balance sheet. For the three months ended September 30, 2020, the Company wrote-off accrued interest by reversing interest income of $89 thousand and $1.7 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the nine months ended September 30, 2020, the Company wrote-off accrued interest of $258 thousand and $4.4 million in the Commercial and Personal Banking portfolios, respectively.

At September 30, 2020, loans of $4.1 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.5 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including GDP, disposable income, unemployment rate, various interest rates, CPI inflation rate, HPI, CREPI and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions (except for contractual extensions at the option of the customer), renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

Key model assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at September 30, 2020 and June 30, 2020 are discussed below.

Key Assumption	September 30, 2020	June 30, 2020

Overall economic forecast
•The recovery from the Global Coronavirus Recession (GCR) continues to be gradual
•Assumes no additional systemic lockdown measures
•Gradual recovery in late 2021 and into 2022
•Significant uncertainty regarding the pandemic and its impact on economy

•The recovery from the Global Coronavirus Recession (GCR) is gradual
•Assumes no second wave of contagion and states continue to loosen lockdown measures
•Gradual recovery in late 2021 and into 2022
•Significant uncertainty regarding the pandemic and its impact on economy

Reasonable and supportable period and related reversion period	•Two years for both commercial and personal banking loans •Reversion to historical average loss rates within two quarters using a straight-line method	•Two years for both commercial and personal banking loans •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables	•Unemployment rate ranging from 8.8% to 5.3% during the supportable forecast period •Real GDP growth ranges from 4.4% to 2.4% •Prime rate of 3.25%	•Unemployment rate ranging from 10.9% to 5.7% during the supportable forecast period •Real GDP growth ranges from 3.0% to 25.7% •Prime rate of 3.25%
Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 21.6% to 23.5% for most loan pools •58.0% for consumer credit cards	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 18.7% to 23.3% for most loan pools •58.0% for consumer credit cards
Qualitative factors
Added net reserves using qualitative processes related to:
•Loans originated in our recent expansion markets, loans that are designated as shared national credits, and certain COVID-19 deferral program loans.
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

The current forecast projects a sharp recession with a recovery in the next two years as a result of the COVID-19 outbreak. This pandemic is unprecedented and information that could be used in the estimation of the allowance for credit losses changes frequently. Events such as the timing of governmental required business lock downs or possible additional waves of infection could prolong and deepen the projected recession.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three and nine months ended September 30, 2020 follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$130,553	$110,191	$240,744	$91,760	$68,922	$160,682
Adoption of ASU 2016-13	—	—	—	(29,711)	8,672	(21,039)
Balance at beginning of period	$130,553	$110,191	$240,744	$62,049	$77,594	$139,643
Provision for credit losses on loans	(1,935)	5,135	3,200	69,418	54,141	123,559
Deductions:
Loans charged off	357	10,292	10,649	4,159	32,127	36,286
Less recoveries on loans	163	2,902	3,065	1,116	8,328	9,444
Net loan charge-offs	194	7,390	7,584	3,043	23,799	26,842
Balance September 30, 2020	$128,424	$107,936	$236,360	$128,424	$107,936	$236,360
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$34,052	$1,247	$35,299	$399	$676	$1,075
Adoption of ASU 2016-13	—	—	—	16,057	33	16,090
Balance at beginning of period	$34,052	$1,247	$35,299	$16,456	$709	$17,165
Provision for credit losses on unfunded lending commitments	(60)	(39)	(99)	17,536	499	18,035
Balance September 30, 2020	$33,992	$1,208	$35,200	$33,992	$1,208	$35,200
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$162,416	$109,144	$271,560	$162,416	$109,144	$271,560

Allowance for loan losses
A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2019 follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$91,808	$69,374	$161,182	$92,869	$67,063	$159,932
Provision for loan losses	553	10,410	10,963	55	35,177	35,232
Deductions:
Loans charged off	490	13,990	14,480	1,436	42,233	43,669
Less recoveries on loans	199	2,818	3,017	582	8,605	9,187
Net loan charge-offs	291	11,172	11,463	854	33,628	34,482
Balance September 30, 2019	$92,070	$68,612	$160,682	$92,070	$68,612	$160,682

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2020 and December 31, 2019.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2020
Commercial:
Business	$6,636,383	$7,106	$2,629	$37,295	$6,683,413
Real estate – construction and land	991,404	18,320	4	1	1,009,729
Real estate – business	2,987,992	4,137	—	1,063	2,993,192
Personal Banking:
Real estate – personal	2,743,260	6,029	2,667	1,911	2,753,867
Consumer	1,983,820	20,329	2,211	—	2,006,360
Revolving home equity	322,572	1,237	394	—	324,203
Consumer credit card	629,181	12,181	6,531	—	647,893
Overdrafts	2,080	190	—	—	2,270
Total	$16,296,692	$69,529	$14,436	$40,270	$16,420,927
December 31, 2019
Commercial:
Business	$5,545,104	$12,064	$792	$7,489	$5,565,449
Real estate – construction and land	882,826	13,046	3,503	2	899,377
Real estate – business	2,830,494	2,030	—	1,030	2,833,554
Personal Banking:
Real estate – personal	2,345,243	6,129	1,689	1,699	2,354,760
Consumer	1,928,082	34,053	2,010	—	1,964,145
Revolving home equity	347,258	1,743	250	—	349,251
Consumer credit card	742,659	10,703	11,615	—	764,977
Overdrafts	5,972	332	—	—	6,304
Total	$14,627,638	$80,100	$19,859	$10,220	$14,737,817

At September 30, 2020, the Company had $20.6 million of non-accrual business loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the three and nine months ended September 30, 2020.

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

The risk category of loans in the Commercial portfolio as of September 30, 2020 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Business
Risk Rating:
Pass	$2,394,434	$1,097,498	$518,966	$356,416	$186,992	$307,681	$1,535,511	$6,397,498
Special mention	29,620	28,518	17,532	1,120	5,773	1,843	63,973	148,379
Substandard	16,118	26,401	2,139	2,849	3,608	13,879	35,247	100,241
Non-accrual	19,948	—	2,065	16	125	3,845	11,296	37,295
Total Business:	$2,460,120	$1,152,417	$540,702	$360,401	$196,498	$327,248	$1,646,027	$6,683,413
Real estate-construction
Risk Rating:
Pass	$407,465	$323,632	$131,606	$49,040	$24,660	$682	$32,865	$969,950
Special mention	—	—	10,107	14,555	—	—	—	24,662
Substandard	1,354	—	593	13,169	—	—	—	15,116
Non-accrual	1	—	—	—	—	—	—	1
Total Real estate-construction:	$408,820	$323,632	$142,306	$76,764	$24,660	$682	$32,865	$1,009,729
Real estate- business
Risk Rating:
Pass	$713,079	$698,287	$384,214	$283,843	$329,613	$238,663	$46,224	$2,693,923
Special mention	24,660	11,959	45,547	6,943	20,837	1,285	2	111,233
Substandard	57,938	6,099	11,228	57,364	17,306	33,472	3,566	186,973
Non-accrual	1	285	624	—	—	153	—	1,063
Total Real-estate business:	$795,678	$716,630	$441,613	$348,150	$367,756	$273,573	$49,792	$2,993,192
Commercial loans
Risk Rating:
Pass	$3,514,978	$2,119,417	$1,034,786	$689,299	$541,265	$547,026	$1,614,600	$10,061,371
Special mention	54,280	40,477	73,186	22,618	26,610	3,128	63,975	284,274
Substandard	75,410	32,500	13,960	73,382	20,914	47,351	38,813	302,330
Non-accrual	19,950	285	2,689	16	125	3,998	11,296	38,359
Total Commercial loans:	$3,664,618	$2,192,679	$1,124,621	$785,315	$588,914	$601,503	$1,728,684	$10,686,334

Information about the credit quality of the Commercial loan portfolio as of December 31, 2019 follows:

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
December 31, 2019
Pass	$5,393,928	$856,364	$2,659,827	$8,910,119
Special mention	80,089	42,541	92,626	215,256
Substandard	83,943	470	80,071	164,484
Non-accrual	7,489	2	1,030	8,521
Total	$5,565,449	$899,377	$2,833,554	$9,298,380

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of September 30, 2020 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate-personal
Current to 90 days past due	$897,007	$532,003	$238,092	$227,499	$247,754	$595,713	$11,221	$2,749,289
Over 90 days past due	273	394	422	361	357	860	—	2,667
Non-accrual	—	195	129	45	121	1,421	—	1,911
Total Real estate-personal:	$897,280	$532,592	$238,643	$227,905	$248,232	$597,994	$11,221	$2,753,867
Consumer
Current to 90 days past due	$446,909	$380,399	$188,186	$137,253	$90,236	$104,466	$656,700	$2,004,149
Over 90 days past due	76	337	158	176	162	278	1,024	2,211
Total Consumer:	$446,985	$380,736	$188,344	$137,429	$90,398	$104,744	$657,724	$2,006,360
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$323,809	$323,809
Over 90 days past due	—	—	—	—	—	—	394	394
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$324,203	$324,203
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$641,362	$641,362
Over 90 days past due	—	—	—	—	—	—	6,531	6,531
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$647,893	$647,893
Overdrafts
Current to 90 days past due	$2,270	$—	$—	$—	$—	$—	$—	$2,270
Over 90 days past due	—	—	—	—	—	—	—	—
Total Overdrafts:	$2,270	$—	$—	$—	$—	$—	$—	$2,270
Personal banking loans
Current to 90 days past due	$1,346,186	$912,402	$426,278	$364,752	$337,990	$700,179	$1,633,092	$5,720,879
Over 90 days past due	349	731	580	537	519	1,138	7,949	11,803
Non-accrual	—	195	129	45	121	1,421	—	1,911
Total Personal banking loans:	$1,346,535	$913,328	$426,987	$365,334	$338,630	$702,738	$1,641,041	$5,734,593

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2020.

(In thousands)	Business Assets	Future Revenue Streams	Energy	Total
Commercial:
Business	$18,843	$3,616	$14,276	$36,734
Total	$18,843	$3,616	$14,276	$36,734

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $183.3 million at September 30, 2020 and $198.2 million at December 31, 2019. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $193.2 million at September 30, 2020 and $199.2 million at December 31, 2019. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2020 and December 31, 2019 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2020
FICO score:
Under 600	1.0%	2.4%	1.4%	5.2%
600 - 659	2.1	3.9	2.5	12.9
660 - 719	8.5	14.5	7.3	32.2
720 - 779	25.7	25.6	22.6	27.5
780 and over	62.7	53.6	66.2	22.2
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2019
FICO score:
Under 600	1.0%	3.0%	1.7%	5.6%
600 - 659	1.9	5.2	1.9	14.3
660 - 719	9.2	15.4	9.0	32.2
720 - 779	25.7	27.0	21.5	26.6
780 and over	62.2	49.4	65.9	21.3
Total	100.0%	100.0%	100.0%	100.0%

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

(In thousands)	September 30, 2020	December 31, 2019
Accruing restructured loans:
Commercial	$50,921	$55,934
Assistance programs	8,208	8,365
Consumer bankruptcy	3,101	3,592
Other consumer	2,418	3,621
Non-accrual loans	8,513	7,938
Total troubled debt restructurings	$73,161	$79,450
The table below shows the balance of troubled debt restructurings by loan classification at September 30, 2020, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2020	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$17,696	$674
Real estate - construction and land	41	—
Real estate - business	40,596	—
Personal Banking:
Real estate - personal	3,278	252
Consumer	3,530	103
Revolving home equity	56	—
Consumer credit card	7,964	257
Total troubled debt restructurings	$73,161	$1,286

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

The Company had commitments of $13.1 million at September 30, 2020 to lend additional funds to borrowers with restructured loans.

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

Total average impaired loans for the three and nine month periods ended September 30, 2019 are shown in the table below.

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

The table below shows interest income recognized during the three and nine month periods ended September 30, 2019, respectively, for impaired loans held at the end of each period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section above.

	For the Three Months Ended September 30	For the Nine Months Ended September 30
(In thousands)	2019	2019
Interest income recognized on impaired loans:
Business	$222	$665
Real estate – construction and land	1	2
Real estate – business	363	1,088
Real estate – personal	31	92
Consumer	76	227
Revolving home equity	1	2
Consumer credit card	181	542
Total	$875	$2,618

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to FNMA, FHLMC, and GNMA. At September 30, 2020, the fair value of these loans was $35.1 million, and the unpaid principal balance was $33.3 million

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at September 30, 2020 totaled $4.4 million.

At September 30, 2020, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $57 thousand and $365 thousand at September 30, 2020 and December 31, 2019, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $1.3 million and $5.5 million at September 30, 2020 and December 31, 2019, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at September 30, 2020 and December 31, 2019.

(In thousands)	September 30, 2020	December 31, 2019
Available for sale debt securities	$11,539,061	$8,571,626
Trading debt securities	25,805	28,161
Equity securities:
Readily determinable fair value	2,803	2,929
No readily determinable fair value	1,400	1,280
Other:
Federal Reserve Bank stock	34,070	33,770
Federal Home Loan Bank stock	10,000	10,000
Private equity investments	78,462	94,122
Total investment securities (1)	$11,691,601	$8,741,888
(1)Accrued interest receivable totaled $39.7 million at September 30, 2020 and was included within other assets on the consolidated balance sheet.

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
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of September 30, 2020 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$59,367	$59,706
After 1 but within 5 years	489,042	521,797
After 5 but within 10 years	225,159	253,555
Total U.S. government and federal agency obligations	773,568	835,058
Government-sponsored enterprise obligations:
Within 1 year	55,185	54,770
After 10 years	35,818	40,531
Total government-sponsored enterprise obligations	91,003	95,301
State and municipal obligations:
Within 1 year	68,787	69,179
After 1 but within 5 years	764,831	803,168
After 5 but within 10 years	597,276	624,525
After 10 years	464,375	472,272
Total state and municipal obligations	1,895,269	1,969,144
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,919,500	6,081,802
Non-agency mortgage-backed securities	324,266	332,970
Asset-backed securities	1,633,988	1,658,579
Total mortgage and asset-backed securities	7,877,754	8,073,351
Other debt securities:
Within 1 year	23,565	23,701
After 1 but within 5 years	252,180	264,096
After 5 but within 10 years	240,814	249,136
After 10 years	28,195	29,274
Total other debt securities	544,754	566,207
Total available for sale debt securities	$11,182,348	$11,539,061

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $429.8 million, at fair value, at September 30, 2020. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index.

Allowance for credit losses on available for sale debt securities
As described in Note 1, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The adoption of ASU 2016-13 had no impact to the Company's available for sale securities reported in its consolidated financial statements at January 1, 2020. For the three and nine months ended September 30, 2020, the Company did not recognize a credit loss expense on any available for sale debt securities.

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Inputs to these models include factors such as cash flow projections, contractual payments required, delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2020, the fair value of securities on this watch list was $53.3 million compared to $51.6 million at December 31, 2019.

The Company's model for establishing its allowance for credit losses uses cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. As of September 30, 2020, the Company did not identify any securities for which a credit loss exists. Significant inputs to the cash flow models used at September 30, 2020 to quantify credit losses included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	13%	-	54%
Credit support	0%	-	20%
Loss severity	7%	-	63%

The table below summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2020. Unrealized losses on these available for sale securities have not been recognized into income because the issuers' bonds are of investment grade quality (rated Baa3, BBB- or higher), their fair values have not fallen more than 20% below purchase price, and they have not been identified by management as a security needing a more detailed review. Additionally, management does not intend to sell the securities, and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery. The cash flow analyses prepared for securities included on the watch list discussed above did not identify any instances where the present value of expected cash flows were less than the amortized cost basis of the security.

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2020, aggregated by major security type and length of impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Government-sponsored enterprise obligations	$14,489	$503	$—	$—	$14,489	$503
State and municipal obligations	84,876	578	—	—	84,876	578
Mortgage and asset-backed securities:
Agency mortgage-backed securities	287,620	5,402	—	—	287,620	5,402
Non-agency mortgage-backed securities	68,513	234	1,069	45	69,582	279
Asset-backed securities	97,592	1,100	245,198	6,196	342,790	7,296
Total mortgage and asset-backed securities	453,725	6,736	246,267	6,241	699,992	12,977
Other debt securities	43,600	493	—	—	43,600	493
Total	$596,690	$8,310	$246,267	$6,241	$842,957	$14,551

Debt securities available for sale in an unrealized loss position, aggregated by major security type and length of impairment period, are as follows:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government and federal agency obligations	$31,787	$21	$25,405	$21	$57,192	$42
Government-sponsored enterprise obligations	6,155	187	—	—	6,155	187
State and municipal obligations	6,700	31	1,554	1	8,254	32
Mortgage and asset-backed securities:
Agency mortgage-backed securities	652,352	5,306	147,653	867	800,005	6,173
Non-agency mortgage-backed securities	102,931	254	189,747	451	292,678	705
Asset-backed securities	330,876	3,610	152,461	2,108	483,337	5,718
Total mortgage and asset-backed securities	1,086,159	9,170	489,861	3,426	1,576,020	12,596
Other debt securities	5,496	4	997	3	6,493	7
Total	$1,136,297	$9,413	$517,817	$3,451	$1,654,114	$12,864

The entire available for sale debt portfolio included $843.0 million of securities that were in a loss position at September 30, 2020, compared to $1.7 billion at December 31, 2019.  The total amount of unrealized loss on these securities was $14.6 million at September 30, 2020, an increase of $1.7 million compared to the loss at December 31, 2019.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at September 30, 2020 and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2020
U.S. government and federal agency obligations	$773,568	$61,490	$—	$—	$835,058
Government-sponsored enterprise obligations	91,003	4,801	(503)	—	95,301
State and municipal obligations	1,895,269	74,453	(578)	—	1,969,144
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,919,500	167,704	(5,402)	—	6,081,802
Non-agency mortgage-backed securities	324,266	8,983	(279)	—	332,970
Asset-backed securities	1,633,988	31,887	(7,296)	—	1,658,579
Total mortgage and asset-backed securities	7,877,754	208,574	(12,977)	—	8,073,351
Other debt securities	544,754	21,946	(493)	—	566,207
Total	$11,182,348	$371,264	$(14,551)	$—	$11,539,061

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

	For the Nine Months Ended September 30
(In thousands)	2020	2019
Proceeds from sales of securities:
Available for sale debt securities	$574,374	$368,939
Equity securities	2	3,459
Other	—	7,243
Total proceeds	$574,376	$379,641

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$16,965	$2,287
Losses realized on sales	—	(1,559)
Other-than-temporary impairment recognized on debt securities	—	(133)
Equity securities:
Gains realized on sales	2	2,865
Fair value adjustments, net	(126)	318
Other:
Gains realized on sales	—	1,094
Fair value adjustments, net	(18,116)	(998)
Total investment securities gains (losses), net	$(1,275)	$3,874

Net gains and losses on investment securities for the nine months ended September 30, 2020 included net gains of $17.0 million realized on sales of available for sale debt securities as well as net losses in fair value of $126 thousand and $18.1 million on equity securities and private equity investments, respectively, due to fair value adjustments.

At September 30, 2020, securities totaling $4.5 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $218.0 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2020				December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(29,818)	$—	$1,452	$31,270	$(29,485)	$—	$1,785
Mortgage servicing rights	13,983	(6,102)	(2,150)	5,731	12,942	(4,866)	(327)	7,749
Total	$45,253	$(35,920)	$(2,150)	$7,183	$44,212	$(34,351)	$(327)	$9,534

Aggregate amortization expense on intangible assets was $859 thousand and $395 thousand for the three month periods ended September 30, 2020 and 2019, respectively, and $1.6 million and $1.1 million for the nine month periods ended September 30, 2020 and 2019, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2020. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2020	$2,143
2021	1,243
2022	1,013
2023	834
2024	689

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2020 are as follows:

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2020	$138,921	$1,785	$7,749
Originations	—	—	1,041
Amortization	—	(333)	(1,236)
Impairment	—	—	(1,823)
Balance September 30, 2020	$138,921	$1,452	$5,731

Goodwill allocated to the Company’s operating segments at September 30, 2020 and December 31, 2019 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2020, that net liability was $3.3 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $318.0 million at September 30, 2020.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2020, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 11 years. At September 30, 2020, the fair value of the Company's guarantee liabilities for RPAs was $1.2 million, and the notional amount of the underlying swaps was $272.8 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options to renew or for the lessee to purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 6 months to 7 years.

The following table provides the components of lease income.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Direct financing and sales-type leases	$6,437	$6,092	$19,099	$17,988
Operating leases(a)	2,270	1,984	6,491	5,816
Total lease income	$8,707	$8,076	$25,590	$23,804
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for the three month periods ended September 30, 2020 and 2019, and $57 thousand and $56 thousand, respectively, for the nine months ended September 30, 2020 and 2019.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Service cost - benefits earned during the period	$93	$159	$295	$477
Interest cost on projected benefit obligation	818	1,065	2,463	3,195
Expected return on plan assets	(1,317)	(1,196)	(3,911)	(3,589)
Amortization of prior service cost	(67)	(68)	(203)	(203)
Amortization of unrecognized net loss	503	586	1,587	1,757
Net periodic pension cost	$30	$546	$231	$1,637

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first nine months of 2020, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2020	2019	2020	2019
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$132,448	$109,242	$224,168	$314,351
Less preferred stock dividends	7,466	2,250	11,966	6,750
Net income available to common shareholders	124,982	106,992	212,202	307,601
Less income allocated to nonvested restricted stock	1,173	1,040	1,996	2,996
Net income allocated to common stock	$123,809	$105,952	$210,206	$304,605
Weighted average common shares outstanding	110,720	112,982	110,848	114,475
Basic income per common share	$1.12	$.93	$1.90	$2.65
Diluted income per common share:
Net income available to common shareholders	$124,982	$106,992	$212,202	$307,601
Less income allocated to nonvested restricted stock	1,170	1,039	1,993	2,991
Net income allocated to common stock	$123,812	$105,953	$210,209	$304,610
Weighted average common shares outstanding	110,720	112,982	110,848	114,475
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	179	267	209	284
Weighted average diluted common shares outstanding	110,899	113,249	111,057	114,759
Diluted income per common share	$1.11	$.93	$1.89	$2.65

Unexercised stock appreciation rights of 394 thousand and 378 thousand for the three month periods ended September 30, 2020 and 2019, respectively, and 281 thousand and 351 thousand for the nine month periods ended September 30, 2020 and 2019, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.
On September 1, 2020, the Company redeemed all outstanding shares of its 6.00% Series B Non-Cumulative Perpetual Preferred Stock, $1.00 par value per share (Series B Preferred Stock) and the corresponding depositary shares representing fractional interests in the Series B Preferred Stock (Series B Depositary Shares). The 6,000,000 depositary shares, each representing a 1/1,000th interest in a share of Series B Preferred Stock, were redeemed simultaneously with the redemption of the Series B Preferred Stock at a redemption price of $25 per depositary share. Regular dividends on the outstanding shares of the Series B Preferred Stock were paid separately on September 1, 2020 to all holders of record as of August 14, 2020, in the customary manner, and future dividends ceased to accrue. For the nine month period ended September 30, 2020, preferred stock dividends totaled $12.0 million, and included $5.2 million related to the preferred stock redemption, which is the excess of the redemption costs over the book value of the preferred stock.

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

The Company adopted ASU 2016-13 (CECL) on January 1, 2020, which changed the impairment model for available for sale debt securities. The new standard requires an allowance for credit losses when the present value of the cash flows expected to be collected is less than the security's amortized cost basis. See further discussion of the Company's CECL adoption in Note 1 and Note 3 to the consolidated financial statements. Further, the new standard superceded the guidance related to other-than-temporary impairment (OTTI), including the requirement to separately disclose the unrealized gains and losses on securities with OTTI. Prior to the Company's adoption of CECL, unrealized gains and losses on debt securities for which an OTTI has been recorded in current earnings were shown separately below. As a result of adopting CECL, the table below will separately disclose unrealized gains and losses on debt securities for which an allowance for credit losses has been recorded. During the first nine months of 2020, there were no securities for which an allowance for credit losses was recorded.

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2020	$3,264	$98,809	$(21,940)	$30,311	$110,444
Adoption of ASU 2016-13	(3,264)	3,264	—	—	—
Balance January 1, 2020, adjusted	—	102,073	(21,940)	30,311	110,444
Other comprehensive income before reclassifications to current earnings	—	237,583	—	94,702	332,285
Amounts reclassified to current earnings from accumulated other comprehensive income	—	(16,965)	1,384	(6,050)	(21,631)
Current period other comprehensive income, before tax	—	220,618	1,384	88,652	310,654
Income tax expense	—	(55,154)	(346)	(22,163)	(77,663)
Current period other comprehensive income, net of tax	—	165,464	1,038	66,489	232,991
Balance September 30, 2020	$—	$267,537	$(20,902)	$96,800	$343,435
Balance January 1, 2019	$3,861	$(52,278)	$(23,107)	$6,855	$(64,669)
Other comprehensive income (loss) before reclassifications to current earnings	(709)	229,288	—	46,165	274,744
Amounts reclassified to current earnings from accumulated other comprehensive income	133	(728)	1,554	2,751	3,710
Current period other comprehensive income (loss), before tax	(576)	228,560	1,554	48,916	278,454
Income tax (expense) benefit	144	(57,139)	(388)	(12,229)	(69,612)
Current period other comprehensive income (loss), net of tax	(432)	171,421	1,166	36,687	208,842
Transfer of unrealized gain on securities for which impairment was not previously recognized	35	(35)	—	—	—
Balance September 30, 2019	$3,464	$119,108	$(21,941)	$43,542	$144,173
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2020
Net interest income	$80,944	$111,807	$15,310	$208,061	$7,901	$215,962
Provision for credit losses	(7,654)	(200)	13	(7,841)	4,740	(3,101)
Non-interest income	37,116	47,920	47,701	132,737	(3,165)	129,572
Investment securities gains, net	—	—	—	—	16,155	16,155
Non-interest expense	(73,074)	(78,283)	(31,013)	(182,370)	(8,488)	(190,858)
Income before income taxes	$37,332	$81,244	$32,011	$150,587	$17,143	$167,730
Nine Months Ended September 30, 2020
Net interest income	$241,195	$300,307	$41,686	$583,188	$36,896	$620,084
Provision for credit losses	(23,885)	(3,122)	10	(26,997)	(114,596)	(141,593)
Non-interest income	107,492	143,747	139,700	390,939	(20,189)	370,750
Investment securities losses, net	—	—	—	—	(1,275)	(1,275)
Non-interest expense	(225,791)	(237,350)	(93,156)	(556,297)	(15,771)	(572,068)
Income before income taxes	$99,011	$203,582	$88,240	$390,833	$(114,935)	$275,898
Three Months Ended September 30, 2019
Net interest income	$80,111	$85,402	$11,525	$177,038	$26,474	$203,512
Provision for loan losses	(10,757)	(345)	(197)	(11,299)	336	(10,963)
Non-interest income	36,049	53,462	45,721	135,232	(2,489)	132,743
Investment securities gains, net	—	—	—	—	4,909	4,909
Non-interest expense	(73,872)	(76,105)	(30,248)	(180,225)	(10,795)	(191,020)
Income before income taxes	$31,531	$62,414	$26,801	$120,746	$18,435	$139,181
Nine Months Ended September 30, 2019
Net interest income	$236,215	$256,649	$35,662	$528,526	$90,108	$618,634
Provision for loan losses	(33,061)	(1,053)	(165)	(34,279)	(953)	(35,232)
Non-interest income	98,840	151,655	133,556	384,051	(2,809)	381,242
Investment securities gains, net	—	—	—	—	3,874	3,874
Non-interest expense	(223,355)	(231,790)	(91,708)	(546,853)	(25,371)	(572,224)
Income before income taxes	$78,639	$175,461	$77,345	$331,445	$64,849	$396,294

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At September 30, 2020, with the exception of the interest rate floor (discussed below), the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	September 30, 2020	December 31, 2019
Interest rate swaps	$2,425,837	$2,606,181
Interest rate floors	500,000	1,500,000
Interest rate caps	113,495	59,316
Credit risk participation agreements	365,611	316,225
Foreign exchange contracts	9,293	10,936
Mortgage loan commitments	60,311	13,755
Mortgage loan forward sale contracts	9,451	1,943
Forward TBA contracts	64,500	17,500
Total notional amount	$3,548,498	$4,525,856

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

As of September 30, 2020, the Company has entered into one interest rate floor with a notional value of $500.0 million, to hedge the risk of declining interest rates on certain floating rate commercial loans indexed to one month LIBOR. The interest rate floor has a purchased strike rate of 2.00% and is effective on December 15, 2020 and matures on December 15, 2026. The premium paid for the floor totaled $10.7 million. As of September 30, 2020, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is approximately 6.2 years. The interest rate floor qualified and was designated as a cash flow hedge, and was assessed for effectiveness using regression analysis. The change in the fair value of the interest rate floor is recorded in AOCI, net of the amortization of the premium paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of September 30, 2020, net deferred gains on the interest rate floor totaled $38.7 million (pre-tax) and was recorded in AOCI in the consolidated balance sheet. As of September 30, 2020, it is expected that $1.4 million (pre-tax) of interest rate floor premium amortization will be reclassified from AOCI into earnings over the next twelve months.

During the quarter ended September 30, 2020, the Company monetized two interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.0 billion and an asset fair value of $115.9 million. As of September 30, 2020, the total unrealized gains on the monetized cash flow hedges remaining in AOCI was $90.4 million (pre-tax). The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity dates of the hedged forecasted transactions, or approximately 5.7 years.

In October 2020, the Company monetized the above interest rate floor that is effective on December 15, 2020 and will amortize a gain of $37.6 million into earnings through December 15, 2026, the original maturity date.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at September 30, 2020 in the table below, there were no reductions to the positive fair values of cleared swaps and the negative fair values of cleared swaps were reduced by $77.8 million. At December 31, 2019, the positive fair values of cleared swaps were reduced by $617 thousand and the negative fair values of cleared swaps were reduced by $28.5 million.

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2020	Dec. 31, 2019	Sept. 30, 2020	Dec. 31, 2019
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$47,306	$67,192	$—	$—
Total derivatives designated as hedging instruments	$47,306	$67,192	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$96,866	$37,774	$(18,981)	$(9,916)
Interest rate caps	1	4	(1)	(4)
Credit risk participation agreements	440	140	(1,185)	(230)
Foreign exchange contracts	32	97	(50)	(32)
Mortgage loan commitments	3,137	459	—	—
Mortgage loan forward sale contracts	29	6	(6)	(2)
Forward TBA contracts	39	2	(147)	(35)
Total derivatives not designated as hedging instruments	$100,544	$38,482	$(20,370)	$(10,219)
Total	$147,850	$105,674	$(20,370)	$(10,219)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended September 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$(4,481)	$(4,087)	$(394)	Interest and fees on loans	$4,163	$5,509	$(1,346)
Total	$(4,481)	$(4,087)	$(394)	Total	$4,163	$5,509	$(1,346)
For the Nine Months Ended September 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$94,702	$121,621	$(26,919)	Interest and fees on loans	$6,050	$9,458	$(3,408)
Total	$94,702	$121,621	$(26,919)	Total	$6,050	$9,458	$(3,408)
For the Three Months Ended September 30, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors	$17,760	$31,422	$(13,662)	Interest and fees on loans	$(1,042)	$—	$(1,042)
Total	$17,760	$31,422	$(13,662)	Total	$(1,042)	$—	$(1,042)
For the Nine Months Ended September 30, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors	$46,165	$77,559	$(31,394)	Interest and fees on loans	$(2,751)	$—	$(2,751)
Total	$46,165	$77,559	$(31,394)	Total	$(2,751)	$—	$(2,751)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2020	2019	2020	2019
Derivative instruments:
Interest rate swaps	Other non-interest income	$81	$1,519	$369	$2,646
Interest rate caps	Other non-interest income	1	—	20	—
Credit risk participation agreements	Other non-interest income	(87)	37	153	78
Foreign exchange contracts	Other non-interest income	—	(5)	(82)	(2)
Mortgage loan commitments	Loan fees and sales	589	(112)	2,678	287
Mortgage loan forward sale contracts	Loan fees and sales	20	(2)	19	1
Forward TBA contracts	Loan fees and sales	(709)	(1,412)	(482)	(819)
Total		$(105)	$25	$2,675	$2,191

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
September 30, 2020
Assets:
Derivatives subject to master netting agreements	$144,440	$—	$144,440	$(9,933)	$(37,441)	$97,066
Derivatives not subject to master netting agreements	3,410	—	3,410
Total derivatives	$147,850	$—	$147,850
Liabilities:
Derivatives subject to master netting agreements	$19,915	$—	$19,915	$(9,933)	$(8,719)	$1,263
Derivatives not subject to master netting agreements	455	—	455
Total derivatives	$20,370	$—	$20,370
December 31, 2019
Assets:
Derivatives subject to master netting agreements	$105,147	$—	$105,147	$(8,104)	$(59,525)	$37,518
Derivatives not subject to master netting agreements	527	—	527
Total derivatives	$105,674	$—	$105,674
Liabilities:
Derivatives subject to master netting agreements	$10,083	$—	$10,083	$(8,104)	$(437)	$1,542
Derivatives not subject to master netting agreements	136	—	136
Total derivatives	$10,219	$—	$10,219

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at September 30, 2020 and December 31, 2019. At September 30, 2020, the Company had posted collateral of $209.6 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.0 million in agency mortgage-backed bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
September 30, 2020
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	1,846,294	(200,000)	1,646,294	—	(1,646,294)	—
December 31, 2019
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,030,737	(200,000)	1,830,737	—	(1,830,737)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2020 and December 31, 2019, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2020
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$146,935	$—	$—	$146,935
Government-sponsored enterprise obligations	21,386	—	—	21,386
Agency mortgage-backed securities	1,167,467	58,729	214,896	1,441,092
Non-agency mortgage-backed securities	98,651	—	—	98,651
Asset-backed securities	103,861	—	—	103,861
Other debt securities	34,369	—	—	34,369
Total repurchase agreements, gross amount recognized	$1,572,669	$58,729	$214,896	$1,846,294
December 31, 2019
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$526,283	$—	$—	$526,283
Government-sponsored enterprise obligations	32,575	—	—	32,575
Agency mortgage-backed securities	973,774	48,517	227,802	1,250,093
Non-agency mortgage-backed securities	71,399	—	—	71,399
Asset-backed securities	60,012	40,000	—	100,012
Other debt securities	50,375	—	—	50,375
Total repurchase agreements, gross amount recognized	$1,714,418	$88,517	$227,802	$2,030,737

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.8 million and $3.5 million in the three months ended September 30, 2020 and 2019, respectively, and $11.2 million and $10.4 million in the nine months ended September 30, 2020 and 2019, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2020, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	1,104,211	$47.57
Granted	218,257	64.22
Vested	(275,070)	33.97
Forfeited	(6,730)	55.42
Nonvested at September 30, 2020	1,040,668	$54.61

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

Weighted per share average fair value at grant date	$10.12
Assumptions:
Dividend yield	1.7%
Volatility	20.2%
Risk-free interest rate	1.0%
Expected term	5.8 years

A summary of SAR activity during the first nine months of 2020 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,049,816	$43.55
Granted	103,210	63.18
Forfeited	(5,600)	58.15
Expired	(150)	57.07
Exercised	(150,029)	34.52
Outstanding at September 30, 2020	997,247	$46.86	6.4 years	$10,582

14. Revenue from Contracts with Customers
The core principle of ASU 2014-09, "Revenue from Contracts with Customers," is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the nine months ended September 30, 2020, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Bank card transaction fees	$37,873	$44,510	$111,818	$126,800
Trust fees	40,769	39,592	118,676	115,223
Deposit account charges and other fees	23,107	24,032	69,063	71,009
Consumer brokerage services	4,011	4,030	11,099	11,665
Other non-interest income	7,566	9,809	23,718	27,003
Total non-interest income from contracts with customers	113,326	121,973	334,374	351,700
Other non-interest income (1)	16,246	10,770	36,376	29,542
Total non-interest income	$129,572	$132,743	$370,750	$381,242
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

The following table presents the opening and closing receivable balances for the nine month periods ended September 30, 2020 and 2019 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Bank card transaction fees	$11,501	$13,915	$10,871	$13,035
Trust fees	2,122	2,093	2,666	2,721
Deposit account charges and other fees	5,839	6,523	5,154	6,107
Consumer brokerage services	476	596	655	559

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the September 30, 2020 and December 31, 2019 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2020 or the year ended December 31, 2019.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Assets:
Residential mortgage loans held for sale	$35,076	$—	$35,076	$—
Available for sale debt securities:
U.S. government and federal agency obligations	835,058	835,058	—	—
Government-sponsored enterprise obligations	95,301	—	95,301	—
State and municipal obligations	1,969,144	—	1,961,278	7,866
Agency mortgage-backed securities	6,081,802	—	6,081,802	—
Non-agency mortgage-backed securities	332,970	—	332,970	—
Asset-backed securities	1,658,579	—	1,658,579	—
Other debt securities	566,207	—	566,207	—
Trading debt securities	25,805	—	25,805	—
Equity securities	2,803	2,803	—	—
Private equity investments	78,462	—	—	78,462
Derivatives *	147,850	—	144,273	3,577
Assets held in trust for deferred compensation plan	17,294	17,294	—	—
Total assets	11,846,351	855,155	10,901,291	89,905
Liabilities:
Derivatives *	20,370	—	19,185	1,185
Liabilities held in trust for deferred compensation plan	17,294	17,294	—	—
Total liabilities	$37,664	$17,294	$19,185	$1,185
December 31, 2019
Assets:
Residential mortgage loans held for sale	$9,181	$—	$9,181	$—
Available for sale debt securities:
U.S. government and federal agency obligations	851,776	851,776	—	—
Government-sponsored enterprise obligations	139,277	—	139,277	—
State and municipal obligations	1,267,927	—	1,258,074	9,853
Agency mortgage-backed securities	3,937,964	—	3,937,964	—
Non-agency mortgage-backed securities	809,782	—	809,782	—
Asset-backed securities	1,233,489	—	1,233,489	—
Other debt securities	331,411	—	331,411	—
Trading debt securities	28,161	—	28,161	—
Equity securities	2,929	2,929	—	—
Private equity investments	94,122	—	—	94,122
Derivatives *	105,674	—	105,075	599
Assets held in trust for deferred compensation plan	16,518	16,518	—	—
Total assets	8,828,211	871,223	7,852,414	104,574
Liabilities:
Derivatives *	10,219	—	9,989	230
Liabilities held in trust for deferred compensation plan	16,518	16,518	—	—
Total liabilities	$26,737	$16,518	$9,989	$230
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2020
Balance June 30, 2020	$9,490	$73,846	$1,888	$85,224
Total gains or losses (realized/unrealized):
Included in earnings	—	2,389	504	2,893
Included in other comprehensive income *	271	—	—	271
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	105	—	—	105
Purchases of private equity investments	—	2,522	—	2,522
Sale/pay down of private equity investments	—	(295)	—	(295)
Balance September 30, 2020	$7,866	$78,462	$2,392	$88,720
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$—	$2,409	$3,050	$5,459
Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$258	$—	$—	$258
For the nine months ended September 30, 2020
Balance January 1, 2020	$9,853	$94,122	$369	$104,344
Total gains or losses (realized/unrealized):
Included in earnings	—	(18,116)	2,832	(15,284)
Included in other comprehensive income *	(101)	—	—	(101)
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	114	—	—	114
Purchases of private equity investments	—	2,791	—	2,791
Sale/pay down of private equity investments	—	(364)	—	(364)
Capitalized interest/dividends	—	29	—	29
Sale of risk participation agreement	—	—	(809)	(809)
Balance September 30, 2020	$7,866	$78,462	$2,392	$88,720
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$—	$(18,096)	$3,262	$(14,834)
Total gains or losses for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$(52)	$—	$—	$(52)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2019
Balance June 30, 2019	$11,641	$86,411	$883	$98,935
Total gains or losses (realized/unrealized):
Included in earnings	—	2,020	(75)	1,945
Included in other comprehensive income *	(65)	—	—	(65)
Investment securities called	(1,715)	—	—	(1,715)
Discount accretion	36	—	—	36
Purchases of private equity investments	—	5,010	—	5,010
Purchase of risk participation agreement	—	—	200	200
Sale of risk participation agreement	—	—	(241)	(241)
Balance September 30, 2019	$9,897	$93,441	$767	$104,105
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2019	$—	$2,020	$860	$2,880
For the nine months ended September 30, 2019
Balance January 1, 2019	$14,158	$85,659	$490	$100,307
Total gains or losses (realized/unrealized):
Included in earnings	—	(998)	365	(633)
Included in other comprehensive income *	294	—	—	294
Investment securities called	(4,635)	—	—	(4,635)
Discount accretion	80	—	—	80
Purchases of private equity investments	—	14,899	—	14,899
Sale/pay down of private equity investments	—	(6,150)	—	(6,150)
Capitalized interest/dividends	—	31	—	31
Purchase of risk participation agreement	—	—	226	226
Sale of risk participation agreement	—	—	(314)	(314)
Balance September 30, 2019	$9,897	$93,441	$767	$104,105
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2019	$—	$(2,448)	$916	$(1,532)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2020
Total gains or losses included in earnings	$591	$(87)	$2,389	$2,893
Change in unrealized gains or losses relating to assets still held at September 30, 2020	$3,137	$(87)	$2,409	$5,459
For the nine months ended September 30, 2020
Total gains or losses included in earnings	$2,679	$153	$(18,116)	$(15,284)
Change in unrealized gains or losses relating to assets still held at September 30, 2020	$3,137	$125	$(18,096)	$(14,834)
For the three months ended September 30, 2019
Total gains or losses included in earnings	$(112)	$37	$2,020	$1,945
Change in unrealized gains or losses relating to assets still held at September 30, 2019	$823	$37	$2,020	$2,880
For the nine months ended September 30, 2019
Total gains or losses included in earnings	$287	$78	$(998)	$(633)
Change in unrealized gains or losses relating to assets still held at September 30, 2019	$823	$93	$(2,448)	$(1,532)

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to auction rate securities (ARS), investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $7.9 million at September 30, 2020, while private equity investments, included in other securities, totaled $78.5 million.
Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years	5 years
		Estimated market rate	1.9%	-	2.3%	1.9%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.3
Mortgage loan commitments	Discounted cash flow	Probability of funding	58.7%	-	99.8%	84.1%
		Embedded servicing value	.6%	-	1.0%	0.9%
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first nine months of 2020 and 2019, and still held as of September 30, 2020 and 2019, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2020 and 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2020
Collateral dependent impaired loans	$11,772	$—	$—	$11,772	$(3,214)
Mortgage servicing rights	5,731	—	—	5,731	(1,823)

September 30, 2019
Collateral dependent impaired loans	$171	$—	$—	$171	$(139)
Mortgage servicing rights	7,235	—	—	7,235	(404)
Long-lived assets	820	—	—	820	(318)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other assets on the consolidated balance sheet, and information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.16%	-	9.30%	9.28%
		Prepayment speeds (CPR)*	13.22%	-	14.80%	14.58%
		Loan servicing costs - annually per loan
		Performing loans	$71	-	$72	$72
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2020 and December 31, 2019:

	Carrying Amount	Estimated Fair Value at September 30, 2020
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,683,413	$—	$—	$6,623,709	$6,623,709
Real estate - construction and land	1,009,729	—	—	978,403	978,403
Real estate - business	2,993,192	—	—	2,986,961	2,986,961
Real estate - personal	2,753,867	—	—	2,766,421	2,766,421
Consumer	2,006,360	—	—	1,990,589	1,990,589
Revolving home equity	324,203	—	—	320,264	320,264
Consumer credit card	647,893	—	—	576,898	576,898
Overdrafts	2,270	—	—	2,227	2,227
Total loans	16,420,927	—	—	16,245,472	16,245,472
Loans held for sale	39,483	—	39,483	—	39,483
Investment securities	11,691,601	837,861	10,721,942	131,798	11,691,601
Federal funds sold	2,275	2,275	—	—	2,275
Securities purchased under agreements to resell	850,000	—	—	903,772	903,772
Interest earning deposits with banks	1,171,697	1,171,697	—	—	1,171,697
Cash and due from banks	357,616	357,616	—	—	357,616
Derivative instruments	147,850	—	144,273	3,577	147,850
Assets held in trust for deferred compensation plan	17,294	17,294	—	—	17,294
Total	$30,698,743	$2,386,743	$10,905,698	$17,284,619	$30,577,060
Financial Liabilities
Non-interest bearing deposits	$10,727,827	$10,727,827	$—	$—	$10,727,827
Savings, interest checking and money market deposits	12,983,505	12,983,505	—	—	12,983,505
Certificates of deposit	1,990,447	—	—	2,002,118	2,002,118
Federal funds purchased	6,770	6,770	—	—	6,770
Securities sold under agreements to repurchase	1,646,294	—	—	1,646,338	1,646,338
Derivative instruments	20,370	—	19,185	1,185	20,370
Liabilities held in trust for deferred compensation plan	17,294	17,294	—	—	17,294
Total	$27,392,507	$23,735,396	$19,185	$3,649,641	$27,404,222

	Carrying Amount	Estimated Fair Value at December 31, 2019
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,565,449	$—	$—	$5,526,303	$5,526,303
Real estate - construction and land	899,377	—	—	898,152	898,152
Real estate - business	2,833,554	—	—	2,849,213	2,849,213
Real estate - personal	2,354,760	—	—	2,333,002	2,333,002
Consumer	1,964,145	—	—	1,938,505	1,938,505
Revolving home equity	349,251	—	—	344,424	344,424
Consumer credit card	764,977	—	—	708,209	708,209
Overdrafts	6,304	—	—	4,478	4,478
Total loans	14,737,817	—	—	14,602,286	14,602,286
Loans held for sale	13,809	—	13,809	—	13,809
Investment securities	8,741,888	854,705	7,738,158	149,025	8,741,888
Securities purchased under agreements to resell	850,000	—	—	869,592	869,592
Interest earning deposits with banks	395,850	395,850	—	—	395,850
Cash and due from banks	491,615	491,615	—	—	491,615
Derivative instruments	105,674	—	105,075	599	105,674
Assets held in trust for deferred compensation plan	16,518	16,518	—	—	16,518
Total	$25,353,171	$1,758,688	$7,857,042	$15,621,502	$25,237,232
Financial Liabilities
Non-interest bearing deposits	$6,890,687	$6,890,687	$—	$—	$6,890,687
Savings, interest checking and money market deposits	11,621,716	11,621,716	—	—	11,621,716
Certificates of deposit	2,008,012	—	—	2,022,629	2,022,629
Federal funds purchased	20,035	20,035	—	—	20,035
Securities sold under agreements to repurchase	1,830,737	—	—	1,831,518	1,831,518
Other borrowings	988	—	988	—	988
Derivative instruments	10,219	—	9,989	230	10,219
Liabilities held in trust for deferred compensation plan	16,518	16,518	—	—	16,518
Total	$22,398,912	$18,548,956	$10,977	$3,854,377	$22,414,310

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at September 30, 2020, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2019 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Annual Report on Form 10-K and in Part II Item 1A of this Quarterly Report on Form 10-Q. Except as set forth in Part II, Item 1A, during the quarter ended September 30, 2020, there were no material changes to the Risk Factors disclosed in the Company's 2019 Annual Report on Form 10-K.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019		2020	2019
Per Share Data
Net income per common share — basic	$1.12	$.93	*	$1.90	$2.65	*
Net income per common share — diluted	1.11	.93	*	1.89	2.65	*
Cash dividends on common stock	.270	.248	*	.810	.744	*
Book value per common share				29.64	26.27	*
Market price				56.29	57.76	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	66.23%	72.48%		69.12%	71.47%
Non-interest bearing deposits to total deposits	39.61	31.85		36.96	31.86
Equity to loans (1)	20.54	21.88		20.96	21.58
Equity to deposits	13.60	15.86		14.49	15.43
Equity to total assets	10.90	12.41		11.42	12.21
Return on total assets	1.71	1.72		1.04	1.68
Return on common equity	15.21	14.21		8.93	14.11
(Based on end-of-period data)
Non-interest income to revenue (2)	37.50	39.48		37.42	38.13
Efficiency ratio (3)	55.00	56.66		57.37	57.08
Tier I common risk-based capital ratio				13.45	13.76
Tier I risk-based capital ratio				13.45	14.50
Total risk-based capital ratio				14.62	15.33
Tangible common equity to tangible assets ratio (4)				10.11	10.95
Tier I leverage ratio				9.39	11.32

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

	September 30
(Dollars in thousands)	2020	2019
Total equity	$3,306,264	$3,106,014
Less non-controlling interest	601	3,414
Less preferred stock	—	144,784
Less goodwill	138,921	138,921
Less core deposit premium	1,452	1,904
Total tangible common equity (a)	$3,165,290	$2,816,991
Total assets	$31,453,817	$25,876,479
Less goodwill	138,921	138,921
Less core deposit premium	1,452	1,904
Total tangible assets (b)	$31,313,444	$25,735,654
Tangible common equity to tangible assets ratio (a)/(b)	10.11%	10.95%

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2020	2019	% change	2020	2019	% change
Net interest income	$215,962	$203,512	6.1%	$620,084	$618,634.2%
Provision for credit losses	(3,101)	(10,963)	(71.7)	(141,593)	(35,232)	N.M.
Non-interest income	129,572	132,743	(2.4)	370,750	381,242	(2.8)
Investment securities gains (losses), net	16,155	4,909	N.M.	(1,275)	3,874	N.M.
Non-interest expense	(190,858)	(191,020)	(0.1)	(572,068)	(572,224)	—
Income taxes	(34,375)	(29,101)	18.1	(54,209)	(80,860)	(33.0)
Non-controlling interest income (expense)	(907)	(838)	8.2	2,479	(1,083)	N.M.
Net income attributable to Commerce Bancshares, Inc.	132,448	109,242	21.2	224,168	314,351	(28.7)
Preferred stock dividends	(7,466)	(2,250)	N.M.	(11,966)	(6,750)	77.3
Net income available to common shareholders	$124,982	$106,992	16.8%	$212,202	$307,601	(31.0)%
N.M. - Not meaningful.

For the quarter ended September 30, 2020, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $132.4 million, an increase of $23.2 million, or 21.2%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.71%, the annualized return on average common equity was 15.21%, and the efficiency ratio was 55.00%. Diluted earnings per common share was $1.11, an increase of 19.4% compared to $.93 per share in the third quarter of 2019, and increased 226.5% compared to $.34 per share in the previous quarter.

Compared to the third quarter of last year, net interest income increased $12.5 million, or 6.1%, mainly due to a decline of $21.1 million in interest expense on deposits and borrowings, and increases in interest income on long-term securities purchased under agreements to resell and investment securities of $7.6 million and $1.9 million, respectively. These increases to net interest income were partly offset by a decrease of $17.2 million in interest income on loans. The provision for credit losses totaled $3.1 million for the current quarter, representing a decrease of $7.8 million from the third quarter of 2019. Non-interest income decreased $3.2 million, or 2.4%, compared to the third quarter of 2019, mainly due to lower net bank card fees, partly offset by growth in loan fees and sales. Net investment securities gains totaled $16.2 million in the current quarter compared to gains of $4.9 million in the same quarter last year. Net securities gains in the current quarter primarily resulted from gains of $13.4 million on the sales of mortgage-backed securities coupled with unrealized gains of $2.4 million in the Company's private equity investment portfolio. Non-interest expense decreased $162 thousand, from the third quarter of 2019 mainly due to lower travel and entertainment, marketing and supplies and communication expense, partly offset by higher salaries and employee benefits expense.

Net income for the first nine months of 2020 was $224.2 million, a decrease of $90.2 million, or 28.7%, from the same period last year. Diluted earnings per common share was $1.89, a decrease of 28.7% compared to $2.65 per share in the same period last year. For the first nine months of 2020, the annualized return on average assets was 1.04%, the annualized return on average common equity was 8.93% and the efficiency ratio was 57.37%. Net interest income increased $1.5 million over the same period last year. This increase was largely due to an increase of $18.4 million in interest income on long-term securities purchased under agreements to resell and a decrease of $41.5 million in interest expense on deposits and borrowings, partly offset by decreases in interest income on loans and investment securities of $41.0 million and $14.3 million, respectively. The provision for credit losses was $141.6 million for the first nine months of 2020, up $106.4 million over the same period last year. Non-interest income decreased $10.5 million, or 2.8%, from the first nine months of last year due to lower net bank card fees and swap fees, partly offset by growth in loan fees and sales, capital market fees and trust fees. Non-interest expense was flat with the prior year as higher salaries and benefits expense of $17.0 million was offset by lower marketing and travel and entertainment expense and higher deferred origination costs.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2020 vs. 2019			Nine Months Ended September 30, 2020 vs. 2019
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$14,850	$(16,241)	$(1,391)	$36,880	$(44,164)	$(7,284)
Real estate - construction and land	743	(4,245)	(3,502)	817	(10,102)	(9,285)
Real estate - business	1,181	(6,787)	(5,606)	2,149	(16,376)	(14,227)
Real estate - personal	5,378	(2,488)	2,890	12,521	(5,131)	7,390
Consumer	833	(3,493)	(2,660)	1,504	(4,517)	(3,013)
Revolving home equity	(321)	(1,574)	(1,895)	(825)	(3,489)	(4,314)
Consumer credit card	(3,659)	(1,722)	(5,381)	(8,390)	(2,407)	(10,797)
Overdrafts	—	—	—	—	—	—
Total interest on loans	19,005	(36,550)	(17,545)	44,656	(86,186)	(41,530)
Loans held for sale	12	(56)	(44)	(310)	(105)	(415)
Investment securities:
U.S. government and federal agency securities	(327)	2,606	2,279	(1,463)	(2,760)	(4,223)
Government-sponsored enterprise obligations	(535)	(137)	(672)	(1,402)	815	(587)
State and municipal obligations	4,704	(2,754)	1,950	4,772	(3,660)	1,112
Mortgage-backed securities	10,152	(10,492)	(340)	17,380	(22,036)	(4,656)
Asset-backed securities	1,572	(3,480)	(1,908)	(1,276)	(5,384)	(6,660)
Other securities	899	(177)	722	1,675	(969)	706
Total interest on investment securities	16,465	(14,434)	2,031	19,686	(33,994)	(14,308)
Federal funds sold and short-term securities purchased under
agreements to resell	(5)	(2)	(7)	(46)	(3)	(49)
Long-term securities purchased under agreements to resell	692	6,934	7,626	2,289	16,090	18,379
Interest earning deposits with banks	4,352	(5,332)	(980)	14,693	(17,810)	(3,117)
Total interest income	40,521	(49,440)	(8,919)	80,968	(122,008)	(41,040)
Interest expense:
Deposits:
Savings	74	(68)	6	139	(116)	23
Interest checking and money market	1,255	(8,280)	(7,025)	1,937	(16,549)	(14,612)
Certificates of deposit of less than $100,000	(131)	(581)	(712)	(151)	(183)	(334)
Certificates of deposit of $100,000 and over	(244)	(4,784)	(5,028)	(217)	(8,899)	(9,116)
Total interest on deposits	954	(13,713)	(12,759)	1,708	(25,747)	(24,039)
Federal funds purchased and securities sold under
agreements to repurchase	(624)	(7,243)	(7,867)	1,107	(19,185)	(18,078)
Other borrowings	(444)	(9)	(453)	2,464	(1,895)	569
Total interest expense	(114)	(20,965)	(21,079)	5,279	(46,827)	(41,548)
Net interest income, tax equivalent basis	$40,635	$(28,475)	$12,160	$75,689	$(75,181)	$508

Net interest income in the third quarter of 2020 was $216.0 million, an increase of $12.5 million over the third quarter of 2019. On a tax equivalent (T/E) basis, net interest income totaled $219.1 million in the third quarter of 2020, up $12.2 million over the same period last year and up $12.9 million over the previous quarter. The increase in net interest income compared to the third quarter of 2019 was mainly due to lower interest expense on interest bearing deposits and borrowings of $21.1 million and higher interest income on long-term securities purchased under agreements to resell of $7.6 million and investment securities (T/E) of $2.0 million, partly offset by lower interest income on loans (T/E) of $17.5 million. The decrease in interest earned on loans (T/E) was mainly the result of lower yields on all loan products, especially commercial loans, many of which have variable rates, partly offset by higher business and personal real estate loan balances. Total interest income on investment securities (T/E) increased $2.0 million over the third quarter of last year mainly due to growth in average balances, while the decrease in expense on interest bearing deposits and borrowings was a result of a decline in the average rate paid. The Company's net yield on earning assets (T/E) was 2.97% in the current quarter compared to 3.43% in the third quarter of 2019.

Total interest income (T/E) decreased $8.9 million from the third quarter of 2019. Interest income on loans (T/E) was $152.0 million during the third quarter of 2020, and decreased $17.5 million, or 10.4%, from the same quarter last year. The decrease in interest income from the same quarter last year was primarily due to a decline of 102 basis points in the average rate earned, partly offset by growth of $2.1 billion, or 14.5%, in average loan balances. Most of the decrease in interest income occurred in the business, business real estate, consumer credit card, construction, and consumer loan categories. Business loan interest decreased $1.4 million mainly due to a 90 basis point decline in the average rate earned, partly offset by growth of $1.4 billion in average balances. The growth in average balances was mainly the result of Paycheck Protection Plan (PPP) loans secured for customers in the second quarter of 2020 as part of the program sponsored by the Small Business Administration ("SBA"). Business real estate loan interest income fell $5.6 million due to an 89 basis point decrease in the average rate earned, partly offset by higher average balances of $106.3 million, or 3.7%. Consumer credit card loan interest declined $5.4 million due to a decline of $117.2 million, or 15.4%, in average balances, coupled with a decrease of 102 basis points in the average rate earned. Construction loan interest decreased $3.5 million due to a decline of 172 basis points in the average rate earned, partly offset by growth in the average balance of $54.1 million. Consumer loan interest declined $2.7 million due to a decrease of 69 basis points in the average rate earned, partly offset by growth in the average balance of $67.9 million, or 3.5%. These decreases to interest income (T/E) were partly offset by an increase of $2.9 million in interest income on personal real estate loans, due to growth of $547.1 million, or 25.2%, in average balances, while the average rate earned on these loans declined 35 basis points.

Interest income on investment securities (T/E) was $62.5 million during the third quarter of 2020, which was an increase of $2.0 million over the same quarter last year. The increase in interest income occurred mainly in interest income on U.S. government & federal agency obligations, which grew $2.3 million due to higher inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). Interest income related to TIPS, which is tied to the Consumer Price Index, grew $2.3 million over the same quarter last year. In addition, interest income on state and municipal obligations increased $2.0 million and resulted from growth in the average balance of $595.3 million, or 50.8%, partly offset by a 61 basis point decrease in the average rate earned. These increases to interest income on investment securities (T/E) was partly offset by a decline in interest income on asset-backed securities of $1.9 million, mainly due to a decline in the average rate earned of 90 basis points, partly offset by higher average balances of $223.3 million. Interest earned on mortgage-backed securities declined slightly by $340 thousand due to a 66 basis point decline in the average rate earned offset by an increase of $1.5 billion in the average balance. Adjustments to premium amortization, due to faster prepayment speeds on various mortgage-backed and asset-backed securities, increased interest income $1.0 million in the current quarter, compared to a $368 thousand decrease in the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $11.1 billion in the third quarter of 2020, compared to $8.7 billion in the third quarter of 2019.

Interest income on long-term securities purchased under agreements to resell increased $7.6 million over the same quarter last year, due to an increase of 325 basis points in the average rate earned, as these assets were structured with floor spreads to protect against falling rates. Of the $850 million in securities purchased under agreements to resell held by the Company throughout 2020, $450 million of those agreements will mature throughout 2021. Interest income on balances at the Federal Reserve declined $980 thousand mainly due to a 207 basis point decrease in the average rate earned, partly offset by a $797.9 million increase in the average balance invested.

The average tax equivalent yield on total interest earning assets was 3.07% in the third quarter of 2020, down from 3.90% in the third quarter of 2019.

Total interest expense decreased $21.1 million compared to the third quarter of 2019 due to a $12.8 million decrease in interest expense on interest bearing deposits and an $8.3 million decrease in interest expense on borrowings. The decrease in deposit interest expense resulted mainly from a 40 basis point decline in the overall average rate paid, slightly offset by higher average balances of $1.5 billion. Interest expense on interest checking and money market accounts declined $7.0 million, due to a 28 basis point decrease in the average rate paid, while interest expense on jumbo certificates of deposit (CD) declined $5.0 million due to a 130 basis point decrease in the average rate paid. Interest expense on borrowings decreased due to lower rates paid, mainly on customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .17% and .73% in the third quarters of 2020 and 2019, respectively.

Net interest income (T/E) for the first nine months of 2020 was $629.8 million compared to $629.3 million for the same period in 2019. For the first nine months of 2020, the net interest margin was 3.07% compared to 3.52% for the same period in 2019.

Total interest income (T/E) for the first nine months of 2020 decreased $41.0 million from the same period last year mainly due to lower interest income on loans. Loan interest income (T/E) declined $41.5 million, or 8.2%, due to an 84 basis point decline in the average rate earned, partly offset by a $1.6 billion increase in total average loan balances. Interest rates were impacted by actions taken by the Federal Reserve during the first quarter of 2020 to lower short-term interest rates. Most of the decrease in loan interest occurred in business real estate, construction and business loans, due to lower interest rates, partly offset by higher average loan balances in these categories. Consumer credit card loan interest decreased due to declines in both the average balance and rate. These decreases to income were partly offset by an increase in interest income on personal real estate loans of $7.4 million due to higher average balances, partly offset by a decline in the average rate earned. Interest income on investment securities (T/E) declined $14.3 million mainly due to a 47 basis point decline in the average rate earned, partly offset by an increase of $935.1 million in average balances. Interest earned on asset-backed securities declined $6.7 million due to lower average balances and rates, while interest earned on mortgage-backed securities declined $4.7 million due to lower average rates earned, partly offset by higher average balances. U.S. government and federal agency obligations declined $4.2 million, mainly due to lower TIPS interest income of $3.6 million. Interest income on balances at the Federal Reserve decreased $3.1 million due to a 211 basis point decline in the average rate earned, partly offset by an $835.2 million increase in the average balance invested. These decreases to interest income were partly offset by an increase of $18.4 million in interest income earned on long-term securities purchased under agreements to resell due to higher average balances and rates.

Total interest expense for the first nine months of 2020 decreased $41.5 million compared to the same period last year. Interest expense on interest bearing deposits decreased $24.0 million, mainly due to a 26 basis point decrease in the overall rate paid. Interest expense on interest checking and money market account balances decreased $14.6 million due to a 20 basis point decrease in rates paid. Interest expense on jumbo CD's declined $9.1 million due to an 87 basis point decline in rates paid. Interest expense on borrowings decreased $17.5 million, mainly due to lower rates paid on customer repurchase agreements. The overall cost of total interest bearing liabilities decreased to .31% compared to .69% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2020	2019	% change	2020	2019	% change
Bank card transaction fees	$37,873	$44,510	(14.9)%	$111,818	$126,800	(11.8)%
Trust fees	40,769	39,592	3.0	118,676	115,223	3.0
Deposit account charges and other fees	23,107	24,032	(3.8)	69,063	71,009	(2.7)
Capital market fees	3,194	1,787	78.7	10,756	5,610	91.7
Consumer brokerage services	4,011	4,030	(0.5)	11,099	11,665	(4.9)
Loan fees and sales	9,769	4,755	105.4	17,653	12,302	43.5
Other	10,849	14,037	(22.7)	31,685	38,633	(18.0)
Total non-interest income	$129,572	$132,743	(2.4)%	$370,750	$381,242	(2.8)%
Non-interest income as a % of total revenue*	37.5%	39.5%		37.4%	38.1%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three and nine month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2020	2019	% change	2020	2019	% change
Net debit card fees	$9,721	$10,490	(7.3)%	$27,863	$29,605	(5.9)%
Net credit card fees	3,359	3,642	(7.8)	9,749	10,667	(8.6)
Net merchant fees	4,551	4,495	1.2	13,165	14,249	(7.6)
Net corporate card fees	20,242	25,883	(21.8)	61,041	72,279	(15.5)
Total bank card transaction fees	$37,873	$44,510	(14.9)%	$111,818	$126,800	(11.8)%

For the third quarter of 2020, total non-interest income amounted to $129.6 million compared with $132.7 million in the same quarter last year, which was a decrease of $3.2 million, or 2.4%. The decrease was mainly due to lower net bank card fees and other non-interest income, partly offset by higher loan fees and sales. Bank card transaction fees for the current quarter declined $6.6 million, or 14.9%, from the same period last year, due to lower net corporate card fees of $5.6 million, net debit card fees of $769 thousand and net credit card fees of $283 thousand. The decline in net corporate card fees from the same quarter last year was mainly due to lower transaction volume, while the decrease in net debit and credit card fees was mainly due to lower interchange income. Trust fees for the quarter increased $1.2 million, or 3.0%, over the same quarter last year, resulting mainly from higher private client fees, which were up 3.5%. Compared to the same period last year, deposit account fees decreased $925 thousand, or 3.8%, mainly due to lower overdraft and return item fees, partly offset by an increase in corporate cash management fees. Capital market fees increased $1.4 million, or 78.7%, while consumer brokerage service fees decreased slightly from the same quarter last year. Loan fees and sales increased $5.0 million, or 105.4%, due to higher mortgage banking revenue. Other non-interest income decreased $3.2 million, or 22.7%, mainly due to lower interest rate swap fees, cash sweep commissions and gains on sales of leased assets to customers upon termination. These decreases were partly offset by growth in tax credit sales income.

Non-interest income for the first nine months of 2020 was $370.8 million compared to $381.2 million last year, resulting in a decrease of $10.5 million, or 2.8%. Bank card fees decreased $15.0 million, or 11.8%, due to declines in net corporate card fees of $11.2 million, net debit card fees of $1.7 million, net merchant fees of $1.1 million and net credit card fees of $918 thousand. Trust fee income increased $3.5 million, or 3.0%, as a result of growth in private client trust fees, partly offset by a decline in corporate trust fee income. Deposit account fees decreased $1.9 million due to lower overdraft and return item fees of $6.0 million, partly offset by higher corporate cash management fees of $4.1 million. Capital market fees increased $5.1 million, or 91.7%, as a result of higher sales volume, while consumer brokerage fees declined $566 thousand, or 4.9%. Loan fees and sales increased $5.4 million, or 43.5%, due to higher mortgage banking revenue. Other non-interest income decreased $6.9 million, mainly due to lower swap fees and lower gains on sales of leased assets. In addition, fair value adjustments on the Company's deferred compensation plan assets, which are held in a trust and recorded as both an asset and a liability, decreased $1.4 million from the same period last year, affecting both other income and other expense. These decreases were partly offset by an increase in tax credit sales income.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Net gains on sales of available for sale debt securities	$13,674	$38	$16,965	$728
Net gains on sales of equity securities	—	2,865	2	2,865
Net losses on sales and fair value adjustments of private equity investments	2,389	2,020	(18,116)	96
Fair value adjustments on equity securities, net	92	56	(126)	318
Other	—	(70)	—	(133)
Total investment securities gains (losses), net	$16,155	$4,909	$(1,275)	$3,874

Net gains on investment securities, which were recognized in earnings during the three months ended September 30, 2020 and 2019, are shown in the table above. Net securities gains of $16.2 million were reported in the third quarter of 2020, compared to net gains of $4.9 million in the same period last year. The net gains in the third quarter of 2020 were primarily comprised of net gains of $13.7 million on sales of available for sale debt securities and $2.4 million of net gains in fair value on the Company’s private equity investments. The net gains on investment securities for the same quarter last year were mainly comprised of a gain of $2.9 million on the sale of an equity investment and $2.0 million of net gains in fair value on the Company’s private equity investments.

Net losses on investment securities of $1.3 million were recognized in earnings for the nine months ended September 30, 2020, compared to net gains of $3.9 million for the same period in 2019. Net losses in the first nine months of 2020 were mainly comprised of fair value adjustments on private equity investments partly offset by net gains on the sales of available for sale debt securities. Net gains in the first nine months of 2019 were mainly comprised of net gains on the sales of available for sale debt securities and equity securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $3.2 million during the first nine months of 2020 and expense of $291 thousand during the first nine months of 2019.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2020	2019	% change	2020	2019	% change
Salaries and employee benefits	$127,308	$123,836	2.8%	$383,004	$366,026	4.6%
Net occupancy	12,058	12,293	(1.9)	35,075	34,939.4
Equipment	4,737	4,941	(4.1)	14,313	14,202.8
Supplies and communication	4,141	5,106	(18.9)	13,226	15,543	(14.9)
Data processing and software	23,610	23,457.7		71,002	68,965	3.0
Marketing	4,926	6,048	(18.6)	14,706	17,963	(18.1)
Other	14,078	15,339	(8.2)	40,742	54,586	(25.4)
Total non-interest expense	$190,858	$191,020	(.1)%	$572,068	$572,224	—%

Non-interest expense for the third quarter of 2020 amounted to $190.9 million, a decrease of $162 thousand, or .1%, compared to expense of $191.0 million in the third quarter of last year. The decrease in expense was primarily due to lower travel and entertainment, marketing, and supplies and communication expense, partly offset by higher costs for salaries and employee benefits. Salaries expense increased $2.9 million, or 2.8%, driven by growth in full-time salary costs and incentive compensation. Employee benefits expense totaled $18.7 million, reflecting an increase of $559 thousand, or 3.1%, mainly as a result of higher healthcare expense. Full-time equivalent employees totaled 4,825 at September 30, 2020, compared to 4,873 at September 30, 2019. Supplies and communication expense declined $965 thousand, or 18.9%, due to lower supplies, postage and bank card issuance expense, while marketing expense declined $1.1 million, or 18.6%. Other non-interest expense decreased $1.3 million mainly due to lower travel and entertainment expense, partly offset by an increase in FDIC insurance expense, resulting from higher deposit account balances during the current quarter than in the third quarter of 2019.

Non-interest expense amounted to $572.1 million for the first nine months of 2020, a decrease of $156 thousand compared to expense of $572.2 million in the same period last year. Salaries and benefits expense increased $17.0 million, or 4.6%, mainly due to higher costs for full-time salaries and incentive compensation. Supplies and communication expense declined $2.3 million, or 14.9%, mainly due to lower debit and credit card reissuance expense. Data processing expense increased $2.0 million, or 3.0%, mostly due to higher costs for service providers, partly offset by lower bank card processing expense, while marketing expense declined $3.3 million, or 18.1%. Other non-interest expense decreased $13.8 million, or 25.4%, mainly due to lower travel and entertainment expense and higher deferred origination costs, in addition to the previously mentioned fair value equity adjustments of $1.4 million on the Company's deferred compensation plan assets. These decreases to expense were partly offset by a $1.4 million increase in impairment expense on the Company's mortgage servicing rights and an increase in FDIC insurance expense.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019	2020	2019
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$240,744	$171,653	$161,182	$160,682	$159,932
Adoption of ASU 2016-13	—	—	—	(21,039)	—
Balance at beginning of period	$240,744	$171,653	$161,182	$139,643	$159,932
Provision for credit losses on loans	3,200	77,491	10,963	$123,559	$35,232
Net loan charge-offs (recoveries):
Commercial:
Business	208	3,249	335	3,084	1,066
Real estate-construction and land	(1)	—	—	(1)	(117)
Real estate-business	(13)	(6)	(44)	(40)	(95)
Commercial net loan charge-offs	194	3,243	291	3,043	854
Personal Banking:
Real estate-personal	(198)	(71)	(30)	(273)	50
Consumer	211	1,362	2,069	3,284	5,716
Revolving home equity	(86)	(34)	119	(158)	254
Consumer credit card	7,263	3,584	8,568	20,004	26,592
Overdrafts	200	316	446	942	1,016
Personal banking net loan charge-offs	7,390	5,157	11,172	23,799	33,628
Total net loan charge-offs	7,584	8,400	11,463	26,842	34,482
Balance at end of period	$236,360	$240,744	$160,682	$236,360	$160,682
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$35,299	$32,250	$1,075	$1,075	$1,075
Adoption of ASU 2016-13	—	—	—	16,090	—
Balance at beginning of period	35,299	32,250	1,075	17,165	1,075
Provision for credit losses on unfunded lending commitments	(99)	3,049	—	18,035	—
Balance at end of period	35,200	35,299	1,075	35,200	1,075
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$271,560	$276,043	$161,757	$271,560	$161,757

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2020	June 30, 2020	Sept. 30, 2019	2020	2019
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.01%	.19%	.03%	.07%	.03%
Real estate-construction and land	—	—	—	—	(.02)
Real estate-business	—	—	(.01)	—	—
Commercial net loan charge-offs	.01	.12	.01	.04	.01
Personal Banking:
Real estate-personal	(.03)	(.01)	(.01)	(.01)	—
Consumer	.04	.28	.43	.22	.40
Revolving home equity	(.10)	(.04)	.13	(.06)	.09
Consumer credit card	4.47	2.17	4.45	3.93	4.62
Overdrafts	29.59	43.65	19.15	39.16	22.16
Personal banking net loan charge-offs	.52	.37	.85	.57	.86
Total annualized net loan charge-offs	.18%	.21%	.32%	.23%	.33%
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

Net loan charge-offs in the third quarter of 2020 amounted to $7.6 million compared to $8.4 million in the prior quarter and $11.5 million in the third quarter of last year. During the third quarter of 2020, the Company recorded net charge-offs on commercial loans of $194 thousand, compared to charge-offs of $3.2 million in the prior quarter. The decrease in commercial loan net charge-offs was primarily driven by a $3.0 million decrease in net charge-offs on business loans this quarter, compared to the second quarter of 2020. In addition to the decrease in commercial net loan charge-offs, net charge-offs on consumer loans decreased $1.2 million in the third quarter of 2020 compared to the prior quarter. These decreases were partially offset by an increase of $3.7 million in net charge-offs on consumer credit card loans in the third quarter of 2020 compared to the prior quarter. Compared to the same period last year, net loan charge-offs in the third quarter of 2020 decreased $3.9 million. The decrease in net charge-offs during the third quarter of 2020 was driven by lower net charge-offs on consumer loans and consumer credit card loans of $1.9 million and $1.3 million, respectively. These decreases were primarily the result of various COVID-19 relief programs that allowed customers to defer loan payments without advancing in past due or charge-off status.

For the three months ended September 30, 2020, annualized net charge-offs on average consumer credit card loans totaled 4.47%, compared to 2.17% in the previous quarter and 4.45% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .04%, compared to .28% in the prior quarter and .43% in the same period last year. In the third quarter of 2020, total annualized net loan charge-offs were .18%, compared to .21% in the previous quarter, and .32% in the same period last year.

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

In the current quarter, the provision for credit losses on loans totaled $3.2 million, a $74.3 million decrease from the provision of $77.5 million in the prior quarter, and decreased $7.8 million compared to the third quarter of 2019. In the current quarter, there was a recovery on the provision for credit losses on unfunded lending commitments of $99 thousand, compared to provision expense of $3.0 million in the prior quarter. The economic forecast used to estimate the allowance for credit losses in

September was slightly more optimistic than the forecast utilized in June, which resulted in no additional increase to the allowance for credit losses as of September 30, 2020, and significantly decreased the provision for credit losses this quarter, compared to the prior quarter.

For the quarter ended September 30, 2020, the allowance for credit losses related to commercial loans decreased $2.1 million and the allowance for credit losses related to personal banking loans decreased $2.3 million, compared to the allowance for credit losses on loans as of June 30, 2020. The decrease was primarily due to the slight improvement in the forecasted economic environment compared to the forecast as of June 30, 2020. Due to the pandemic induced recession that started during the first quarter of 2020, the allowance for credit losses increased in the 1st and 2nd quarters of 2020 to capture the expected losses over the life of loans using projections of how the pandemic will impact the economic environment along with other data and assumptions. At September 30, 2020 the projected economic environment was similar to the projected environment at June 30, 2020, just slightly improved. As such, additional reserves were not needed to estimate the expected losses over the life of the loans. Businesses continue to experience disruptions caused by COVID-19 even though state and local governments have partially reopened non-essential businesses throughout the country. Consumer spending has been negatively impacted by the sudden and dramatic increase in unemployment in addition to health risks associated with the virus. The allowance for credit losses related to business loans decreased $11.0 million due to slight decreases in loan balances coupled with the slight improvement in the economic forecast and was partially offset by an increase in the allowance for credit losses on business real estate loans of $8.1 million, primarily related to certain loans with a potential to be impacted by the pandemic. Additionally, the allowance for credit losses on personal banking loans decreased $2.3 million compared to June 30, 2020, primarily related to the slightly improved forecast projections.

For the nine months ended September 30, 2020, net loan charge-offs totaled $26.8 million, compared to $34.5 million in the same period last year. During the first nine months of 2020, the Company recorded net charge-offs of $3.0 million on commercial loans, compared to net charge-offs of $854 thousand in the first nine months of 2019. Offsetting the increase in commercial loan net charge-offs, consumer credit card loan and consumer loan net charge-offs decreased $6.6 million and $2.4 million, respectively, in the first nine months of 2020, compared to the first nine months of the prior year. The provision for credit losses on loans for the first nine months of 2020 was $123.6 million and exceeded net loan charge-offs for the period by $96.7 million. In the same period last year, provision expense totaled $35.2 million and exceeded net loan charge-offs by $750 thousand.

At September 30, 2020, the allowance for credit losses on loans amounted to $236.4 million, an increase of $96.8 million compared to $139.6 million at January 1, 2020, the adoption date of CECL. Additionally, the liability for unfunded lending commitments increased $18.0 million from $17.2 million at January 1, 2020 to $35.2 million at September 30, 2020. The allowance for credit losses related to commercial loans increased $66.4 million, due to increases in the allowance on business, construction and business real estate loans of $40.7 million, $9.3 million, and $16.4 million, respectively. Compared to January 1, 2020, the allowance for credit losses on consumer credit card, personal real estate, and consumer loans increased $22.7 million, $3.9 million, and $3.6 million, respectively. These large increases resulted from the sudden entrance into a sharp recession brought on by an unprecedented pandemic. The economic outlook quickly shifted from a stable economy with low unemployment at the beginning of the year to an uncertain economic projection at September 30, 2020, defined by high unemployment, periods of governmental shut down of non-essential businesses, and other business and personal disruptions caused by COVID-19. Given the significant uncertainty of the economic projections of a pandemic induced recession, the estimate uses a short reasonable and supportable forecasted period. As the length and depth of the current recession becomes more certain in the coming months, key assumptions utilized in the Company's CECL model may be modified. See Note 2 for explanations of the various model assumptions utilized in this estimate. Traditional credit quality indicators, such as net charge-off experience, greater than 90 days delinquent statistics and decreases in the internal risk rating to special mention or substandard ratings, are lagging credit quality indicators and do not yet reflect the expected impacts of this crisis. Changes in these indicators are delayed as the Company offered certain assistance programs to impacted customers as allowed by various regulations and as customers are able to participate in various governmental support programs. See Note 2 for further discussion of the credit quality indicators, and refer to Risk Elements of the Loan Portfolio, Loans with Special Risk Characteristics for further information about the assistance programs offered by the Company to its customers.

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

The table below shows the composition of the allowance by loan class at January 1, 2020 (at the adoption of CECL), June 30, 2020, and September 30, 2020.

	January 1, 2020 (Implementation)		June 30, 2020		September 30, 2020
(Dollars in thousands)	Allowance for Credit Losses	ACL as a % of Loans	Allowance for Credit Losses	ACL as a % of Loans	Allowance for Credit Losses	ACL as a % of Loans
Commercial:
Business	$37,940.68%		$89,706	1.31%	$78,659	1.18%
RE - construction and land	9,204	1.02	17,594	1.89	18,455	1.83
RE - business	14,905.53		23,253.79		31,310	1.05
	62,049.67		130,553	1.22	128,424	1.20
Personal Banking:
RE - personal	4,855.21		7,712.29		8,725.32
Consumer	14,518.74		24,341	1.24	18,140.90
Revolving home equity	1,624.46		2,087.62		1,783.55
Consumer credit card	56,495	7.39	75,953	11.39	79,230	12.23
Overdrafts	102	1.62	98	1.89	58	2.56
	77,594	1.43	110,191	1.95	107,936	1.88
Total	$139,643.95%		$240,744	1.47%	$236,360	1.44%

At September 30, 2020, the allowance for credit losses on loans amounted to $236.4 million, compared to $240.7 million and $139.6 million at June 30, 2020 and January 1, 2020, respectively, and was 1.44%, 1.47% and .95% of total loans at September 30, 2020, June 30, 2020 and January 1, 2020, respectively. The Company considers the allowance for credit losses and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at September 30, 2020.

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

(Dollars in thousands)	September 30, 2020	December 31, 2019
Non-accrual loans	$40,270	$10,220
Foreclosed real estate	57	365
Total non-performing assets	$40,327	$10,585
Non-performing assets as a percentage of total loans	.25%	.07%
Non-performing assets as a percentage of total assets	.13%	.04%
Total loans past due 90 days and still accruing interest	$14,436	$19,859

Non-accrual loans totaled $40.3 million at September 30, 2020, an increase of $30.1 million from the balance at December 31, 2019. The increase occurred mainly in business loans which increased $29.8 million. At September 30, 2020, non-accrual loans were comprised mainly of business (92.6%), personal real estate (4.8%), and business real estate (2.6%) loans. Total loans past due 90 days or more and still accruing interest were $14.4 million as of September 30, 2020, a decrease of $5.4 million from December 31, 2019. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $304.2 million at September 30, 2020 compared with $164.8 million at December 31, 2019, resulting in an increase of $139.5 million, or 84.6%.

(In thousands)	September 30, 2020	December 31, 2019
Potential problem loans:
Business	$100,241	$83,943
Real estate – construction and land	15,116	470
Real estate – business	186,973	80,071
Real estate – personal	1,911	283
Total potential problem loans	$304,241	$164,767

At September 30, 2020, the Company had $73.2 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $50.9 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.1% of total loans outstanding at September 30, 2020. The largest component of construction and land loans was commercial construction, which increased $124.0 million during the nine months ended September 30, 2020. At September 30, 2020, multi-family residential construction loans totaled approximately $259.1 million, or 32.6%, of the commercial construction loan portfolio, compared to $213.4 million, or 31.8%, at December 31, 2019.

(Dollars in thousands)	September 30, 2020	% of Total	% of Total Loans	December 31, 2019	% of Total	% of Total Loans
Residential land and land development	$58,381	5.7%	.4%	$65,687	7.3%	.4%
Residential construction	114,839	11.4	.6	128,575	14.3	.9
Commercial land and land development	41,934	4.2	.3	34,525	3.8	.2
Commercial construction	794,575	78.7	4.8	670,590	74.6	4.6
Total real estate - construction and land loans	$1,009,729	100.0%	6.1%	$899,377	100.0%	6.1%

Real Estate – Business Loans
Total business real estate loans were $3.0 billion at September 30, 2020 and comprised 18.2% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2020, 36.3% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	September 30, 2020	% of Total	% of Total Loans	December 31, 2019	% of Total	% of Total Loans
Owner-occupied	$1,087,880	36.3%	6.6%	$1,048,716	37.0%	7.1%
Multi-family	341,374	11.4	2.1	306,577	10.8	2.1
Office	340,801	11.4	2.1	297,278	10.5	2.0
Retail	355,359	11.9	2.2	383,234	13.5	2.6
Hotels	265,819	8.9	1.6	210,557	7.4	1.4
Farm	178,441	6.0	1.1	177,669	6.3	1.2
Senior living	192,887	6.4	1.2	164,000	5.8	1.1
Industrial	97,824	3.3	.6	108,285	3.8	.7
Other	132,807	4.4	.7	137,238	4.9	1.0
Total real estate - business loans	$2,993,192	100.0%	18.2%	$2,833,554	100.0%	19.2%

Revolving Home Equity Loans
The Company had $324.2 million in revolving home equity loans at September 30, 2020 that were generally collateralized by residential real estate. Most of these loans (93.1%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2020, the outstanding principal of loans with an original LTV higher than 80% was $34.1 million, or 10.5% of the portfolio, compared to $41.1 million as of December 31, 2019. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $1.6 million at September 30, 2020 compared to $2.0 million at December 31, 2019. The weighted average FICO score for the total current portfolio balance is 794. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2020 through 2022, approximately 12.8% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 94% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Outstanding balances for auto loans were $901.3 million and $908.3 million at September 30, 2020 and December 31, 2019, respectively. The balances over 30 days past due amounted to $7.5 million at September 30, 2020 compared to $13.2 million at December 31, 2019, and comprised .8% and 1.5% of the outstanding balances of these loans at September 30, 2020 and December 31, 2019, respectively. For the nine months ended September 30, 2020, $321.1 million of new auto loans were originated, compared to $311.2 million during the first nine months of 2019.  At September 30, 2020, the automobile loan portfolio had a weighted average FICO score of 759.

Outstanding balances for motorcycle loans were $70.9 million at September 30, 2020, compared to $71.9 million at December 31, 2019. The balances over 30 days past due amounted to $766 thousand and $1.3 million at September 30, 2020 and December 31, 2019, respectively, and comprised 1.1% of the outstanding balance of these loans at September 30, 2020, compared to 1.9% at December 31, 2019. During the first nine months of 2020, new motorcycle loan originations totaled $28.3 million compared to $19.8 million during the first nine months of 2019.

The Company's balance of marine and RV loans totaled $27.3 million at September 30, 2020, compared to $35.4 million at December 31, 2019, and the balances over 30 days past due amounted to $810 thousand and $1.5 million at September 30, 2020 and December 31, 2019, respectively. The net charge-offs on marine and RV loans decreased from $216 thousand in the first nine months of 2019 to $86 thousand in the first nine months of 2020.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2020 of $647.9 million in consumer credit card loans outstanding, approximately $98.3 million, or 15.2%, carried a low promotional rate. Within the next six months, $42.1 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $169.9 million, or 1.0% of total loans at September 30, 2020, and $197.4 million at December 31, 2019, a decrease of $27.5 million.

(In thousands)	September 30, 2020	December 31, 2019	Unfunded commitments at September 30, 2020
Extraction	$153,013	$177,903	$35,330
Mid-stream shipping and storage	4,400	4,763	58,603
Downstream distribution and refining	5,201	7,168	35,269
Support activities	7,288	7,598	13,919
Total energy lending portfolio	$169,902	$197,432	$143,121

Information about the credit quality of the Company's energy lending portfolio as of September 30, 2020 and December 31, 2019 is provided in the table below.

(Dollars in thousands)	September 30, 2020	% of Energy Lending	December 31, 2019	% of Energy Lending
Pass	$107,083	63.0%	$170,938	86.6%
Special mention	18,351	10.8	6,961	3.5
Substandard	30,193	17.8	16,600	8.4
Non-accrual	14,275	8.4	2,933	1.5
Total	$169,902	100.0%	$197,432	100.0%

Energy lending balances classified as substandard and non-accrual represented 17.8% and 8.4% respectively, of total energy lending loan balances at September 30, 2020. The Company recorded $3.0 million of net loan charge-offs on energy loans during the nine months ended September 30, 2020. There were no net loan charge-offs on energy loans for the year ended December 31, 2019.

Pandemic-Sensitive Industry Lending
As a result of the ongoing COVID-19 global pandemic, the United States economy is currently in an unprecedented state of uncertainty. While nearly every industry has been impacted to some degree by business disruptions, the Company identified the following industries and lending exposures, excluding PPP loans, within its loan portfolio at September 30, 2020 and December 31, 2019.

(In thousands)	September 30, 2020	% of Loan Portfolio at September 30, 2020	December 31, 2019	Unfunded commitments at September 30, 2020
Hospitals	$757,728	5.1%	$678,466	$1,709,338
Multifamily and student housing	608,334	4.1	528,280	260,066
Commercial real estate - retail	388,619	2.6	405,795	28,062
Senior living	310,012	2.1	301,441	95,932
Hotels	291,131	2.0	256,512	50,673
Energy	149,617	1.0	198,162	143,121
Retail stores	141,012.9		147,223	155,050
Restaurants	66,935.4		82,398	21,541
Total	$2,713,388	18.2%	$2,598,277	$2,463,783

Due to the significant deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company saw an increase in loan payment deferral requests through the end of the second quarter. Loans on active deferral decreased significantly in the third quarter. A summary of loan balances related to active loan payment deferral requests as of September 30, 2020 are shown in the table below.

(Dollars in thousands)	Number of Payment Deferral Requests (1)	Loan Balance Outstanding at September 30, 2020	% of Portfolio - based on September 30, 2020 Loan Balance
Commercial (2)	11	$48,148.5%
Real estate - personal	111	$24,847.9%
Consumer credit card	73	$496.1%
Consumer	629	$11,044.6%
Total	824	$84,535.5%
(1) Excludes deferrals offered through the Company's skip pay program.
(2) Excludes commercial card payment deferral requests.
Active payment deferral requests on commercial loans as of September 30, 2020, categorized by industry, are listed below:

(Dollars in thousands)	Number of Payment Deferral Requests	Loan Balance Outstanding at September 30, 2020
Nursing and residential care facilities	2	$30,237
Hotels	3	16,842
Merchant wholesalers, equipment and appliances	2	472
Real estate developer/owner	1	337
Personal and laundry services	1	136
Restaurants and dining	1	87
Truck transportation	1	37
Total (1)	11	$48,148
(1) As of October 21, 2020, $43.5 million of commercial requests have been deferred more than 90 days.

Small Business Lending
During April 2020, in response to the COVID-19 crisis, the federal government created the Paycheck Protection Program, sponsored by the Small Business Administration ("SBA"), under the CARES Act. As a participating lender under the program, the Company funded loans of $1.5 billion for 7,618 customers, with a median loan size of $34 thousand. The Company understands that the loans are fully guaranteed by the SBA. Therefore, there was no increase in the allowance for credit losses on loans related to these loans as there is no expectation of credit loss. The maximum term of the loans range from two to five years, however, the Company believes that the majority of the loan balances are expected to be forgiven by the SBA. The process of loan forgiveness began during the third quarter of 2020, and the Company believes the majority of loan balances will be forgiven in 2021.

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.0 billion at September 30, 2020, compared to $1.1 billion at December 31, 2019. Additional unfunded commitments at September 30, 2020 totaled $1.7 billion. During the quarter ended September 30, 2020, the Company placed a SNC loan on non-accrual status of approximately $16.1 million. The SNC loan had additional unfunded commitments of $15.4 million as of September 30, 2020.

Income Taxes
Income tax expense was $34.4 million in the third quarter of 2020, compared to $9.7 million in the second quarter of 2020 and $29.1 million in the third quarter of 2019. The Company's effective tax rate, including the effect of non-controlling interest, was 20.6% in the third quarter of 2020, compared to 19.5% in the second quarter of 2020 and 21.0% in the third quarter of 2019. For the nine months ended September 30, 2020, income tax expense was $54.2 million, compared to $80.9 million for the same period during the previous year, resulting in effective tax rates of 19.5% and 20.5%, respectively.

Financial Condition

Balance Sheet
Total assets of the Company were $31.5 billion at September 30, 2020 and $26.1 billion at December 31, 2019. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $28.8 billion at September 30, 2020 and $24.6 billion at December 31, 2019, and consisted of 55% in loans and 38% in investment securities at September 30, 2020.

At September 30, 2020, total loans increased $1.6 billion, or 11.2%, compared with balances at December 31, 2019. This increase was mainly due to growth in business loans of $1.1 billion. Growth in business loans was mainly the result of increased commercial and industrial lending activities for PPP loans. Lease and commercial card lending also grew, offset by lower tax free loans. During the nine months ended September 30, 2020, personal real estate loans grew $339.1 million, business real estate loans grew $159.6 million, and construction loans increased $110.4 million. These increases were partially offset by decreases of $117.1 million in consumer card loans and $25.0 million in revolving home equity loans. Consumer loans, which includes automobile, marine and RV, fixed rate home equity and other consumers loans, increased $42.2 million compared to balances at December 31, 2019, primarily due to growth in other consumer loans of $88.0 million, partly offset by lower automobile, marine and RV, and fixed rate home equity loans.

Available for sale investment securities, excluding fair value adjustments, increased $2.7 billion at September 30, 2020 compared to December 31, 2019. Purchases of securities during this period totaled $5.2 billion, offset by sales, maturities, and pay downs of $2.4 billion. The largest increases in outstanding balances occurred in agency mortgage-backed securities, state and municipal obligations, and asset-backed securities which increased $2.0 billion, $669.7 million, and $405.8 million, respectively. These increases were partially offset by a decrease in non-agency mortgage-backed securities of $472.2 million at September 30, 2020 compared to December 31, 2019. At September 30, 2020, the duration of the investment portfolio was 3.4 years, and maturities and pay downs of approximately $1.7 billion are expected to occur during the next 12 months.

Total deposits at September 30, 2020 amounted to $25.7 billion, an increase of $5.2 billion compared to December 31, 2019. The increase in deposits largely resulted from increases in demand deposits, mainly business demand deposits (increase of $3.2 billion) and money market deposits (increase of $786.3 million). Savings and interest checking deposits also increased $575.5 million at September 30, 2020 compared to balances at December 31, 2019. The Company’s borrowings totaled $1.7 billion at September 30, 2020, a decrease of $199.3 million from balances at December 31, 2019, mainly due to a decline in customer repurchase agreements.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2020	June 30, 2020	December 31, 2019
Liquid assets:
Available for sale debt securities	$11,539,061	$10,317,427	$8,571,626
Federal funds sold	2,275	—	—
Long-term securities purchased under agreements to resell	850,000	850,000	850,000
Balances at the Federal Reserve Bank	1,171,697	1,404,968	395,850
Total	$13,563,033	$12,572,395	$9,817,476

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $2.3 million as of September 30, 2020. Long-term resale agreements, maturing through 2023, totaled $850.0 million at September 30, 2020. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $896.9 million in fair value at September 30, 2020. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $1.2 billion at September 30, 2020. The fair value of the available for sale debt portfolio was $11.5 billion at September 30, 2020 and included an unrealized net gain of $356.7 million. The total net unrealized gain included net gains of $195.6 million on mortgage-backed and asset-backed securities, $73.9 million on state and municipal obligations, $61.5 million on U.S. government and federal agency obligations, $21.4 million on other debt securities, and $4.3 million on government-sponsored enterprise obligations.

Approximately $1.7 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2020	June 30, 2020	December 31, 2019
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$41,568	$44,039	$48,304
FHLB borrowings and letters of credit	5,873	6,462	7,637
Securities sold under agreements to repurchase *	1,905,050	1,958,464	2,083,716
Other deposits and swaps	2,529,873	2,542,103	2,149,575
Total pledged securities	4,482,364	4,551,068	4,289,232
Unpledged and available for pledging	5,602,707	4,119,554	3,029,268
Ineligible for pledging	1,453,990	1,646,805	1,253,126
Total available for sale debt securities, at fair value	$11,539,061	$10,317,427	$8,571,626
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2020, such deposits totaled $23.7 billion and represented 92.3% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.4 billion at September 30, 2020. These accounts are normally considered more volatile and higher costing and comprised 5.6% of total deposits at September 30, 2020.

(In thousands)	September 30, 2020	June 30, 2020	December 31, 2019
Core deposit base:
Non-interest bearing	$10,727,827	$9,700,261	$6,890,687
Interest checking	1,926,133	1,812,871	2,130,591
Savings and money market	11,057,372	10,980,122	9,491,125
Total	$23,711,332	$22,493,254	$18,512,403

Other important components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	September 30, 2020	June 30, 2020	December 31, 2019
Borrowings:
Federal funds purchased	$6,770	$36,965	$20,035
Securities sold under agreements to repurchase	1,646,294	1,703,473	1,830,737
Other debt	782	1,475	2,418
Total	$1,653,846	$1,741,913	$1,853,190

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are collateralized by securities in the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.6 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at September 30, 2020.
The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2020.

	September 30, 2020
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,736,771	$1,175,780	$3,912,551
Letters of credit issued	(121,445)	—	(121,445)
Available for future advances	$2,615,326	$1,175,780	$3,791,106

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

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Rating outlook	Stable	Stable
Preferred stock(1)	BBB-	Baa1
Commerce Bank
Issuer rating	A	A2
Baseline credit assessment		a1
Short-term rating	A-1	P-1
Rating outlook	Stable	Stable
(1)Ratings at time of preferred stock redemption.

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $649.7 million during the first nine months of 2020, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $472.4 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $4.4 billion. Activity in the investment securities portfolio used cash of $2.7 billion from purchases (net of sales, maturities and pay downs), while growth in the loan portfolio used cash of $1.7 billion. Financing activities provided cash of $4.6 billion, largely resulting from an increase in deposits of $5.1 billion partially offset by a decrease of $197.7 million in federal funds purchased and securities sold under agreements to repurchase, preferred stock redemption of $150.0 million, dividend payments of $97.4 million on common and preferred stock, and treasury stock purchases of $53.8 million. While the future short-term liquidity needs arising from daily operations might vary more than the prior few years due to the COVID-19 pandemic, the Company believes it will be able to meet these cash flow needs.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2020 and December 31, 2019, as shown in the following table.

(Dollars in thousands)	September 30, 2020	December 31, 2019	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$21,217,792	$19,713,813
Tier I common risk-based capital	2,853,960	2,745,538
Tier I risk-based capital	2,853,960	2,890,322
Total risk-based capital	3,101,780	3,052,079
Tier I common risk-based capital ratio	13.45%	13.93%	7.00%	6.50%
Tier I risk-based capital ratio	13.45%	14.66%	8.50%	8.00%
Total risk-based capital ratio	14.62%	15.48%	10.50%	10.00%
Tier I leverage ratio	9.39%	11.38%	4.00%	5.00%
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the nine months ended September 30, 2020, the Company purchased

880,419 shares at an average price of $61.06 in open market purchases and through stock-based compensation transactions. At September 30, 2020, 3,550,539 shares remained available for purchase under the Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.27 per share cash dividend on its common stock in the third quarter of 2020, which was an 8.9% increase compared to its 2019 quarterly dividend.

On September 1, 2020, the Company redeemed all 6,000 outstanding shares of its 6.00% Series B Non-Cumulative Perpetual Preferred Stock and the corresponding depositary shares representing fractional interests in the Series B Preferred Stock at a redemption price of $25 per depositary share (equivalent to $1,000 per share of preferred stock). Regular dividends on the outstanding shares of the Series B Preferred Stock were paid separately on September 1, 2020 to holders of record as of the close of business on August 14, 2020, in the customary manner. On and after the September 1, 2020, all dividends on the shares of Series B Preferred Stock ceased to accrue.

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2020 totaled $12.8 billion (including $4.9 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $318.0 million and $30.4 million, respectively, at September 30, 2020. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $3.3 million at September 30, 2020. In conjunction with its adoption of ASU 2016-13, the Company recorded an increase to the allowance for credit losses on these unfunded lending commitments. The allowance is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheet. At September 30, 2020, the liability for unfunded commitments totaled $35.2 million. See further discussion of the liability for unfunded lending commitments in Note 1 and Note 2 to the consolidated financial statements.

During the third quarter of 2020, the Company signed a $106.6 million agreement with U.S. Capital Development to develop a 280,000 square foot commercial office building in a two building complex in Clayton, Missouri. While the Company intends to occupy a portion of the office building for executive offices, a 15 year lease agreement has been signed by an anchor tenant to lease approximately 40% of the office building.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third-parties at a profit or retained for use by the Company. During the first nine months of 2020, purchases and sales of tax credits amounted to $121.6 million and $116.6 million, respectively. Fees from sales of tax credits were $3.7 million for the nine months ended September 30, 2020, compared to $2.7 million in the same period last year. At September 30, 2020, the Company expected to fund outstanding purchase commitments of $62.0 million during the remainder of 2020 and $120.3 million in 2021.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2020 and 2019.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2020
Net interest income	$241,195	$300,307	$41,686	$583,188	$36,896	$620,084
Provision for credit losses	(23,885)	(3,122)	10	(26,997)	(114,596)	(141,593)
Non-interest income	107,492	143,747	139,700	390,939	(20,189)	370,750
Investment securities losses, net	—	—	—	—	(1,275)	(1,275)
Non-interest expense	(225,791)	(237,350)	(93,156)	(556,297)	(15,771)	(572,068)
Income before income taxes	$99,011	$203,582	$88,240	$390,833	$(114,935)	$275,898
Nine Months Ended September 30, 2019
Net interest income	$236,215	$256,649	$35,662	$528,526	$90,108	$618,634
Provision for loan losses	(33,061)	(1,053)	(165)	(34,279)	(953)	(35,232)
Non-interest income	98,840	151,655	133,556	384,051	(2,809)	381,242
Investment securities losses, net	—	—	—	—	3,874	3,874
Non-interest expense	(223,355)	(231,790)	(91,708)	(546,853)	(25,371)	(572,224)
Income before income taxes	$78,639	$175,461	$77,345	$331,445	$64,849	$396,294
Increase (decrease) in income before income taxes:
Amount	$20,372	$28,121	$10,895	$59,388	$(179,784)	$(120,396)
Percent	25.9%	16.0%	14.1%	17.9%	N.M.	(30.4%)

Consumer
For the nine months ended September 30, 2020, income before income taxes for the Consumer segment increased $20.4 million, or 25.9%, compared to the first nine months of 2019. This increase in income before income taxes was mainly due to growth in net interest income of $5.0 million, or 2.1%, non-interest income of $8.7 million, or 8.8%, and a decrease in the provision for credit losses of $9.2 million. These increases to income were partly offset by higher non-interest expense of $2.4 million, or 1.1%. Net interest income increased due to a $15.5 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a $13.6 million decrease in loan interest income. Non-interest income increased mainly due to growth in mortgage banking revenue, partly offset by decreases in deposit account fees (mainly overdraft and return item fees) and net credit and debit card fees (mainly lower interchange fees, partly offset by lower rewards expense). Non-interest expense increased over the same period in the previous year due to higher salaries and allocated support costs for information technology and an impairment on mortgage servicing rights. These increases were partly offset by lower supplies and communication expense and allocated support costs for marketing expense. The provision for credit losses totaled $23.9 million, a $9.2 million decrease from the first nine months of 2019, mainly due to lower credit card and personal loan net charge-offs.

Commercial
For the nine months ended September 30, 2020, income before income taxes for the Commercial segment increased $28.1 million, or 16.0%, compared to the same period in the previous year. This increase was mainly due to higher net interest income, partly offset by lower non-interest income and increases in non-interest expense and the provision for credit losses. Net interest income increased $43.7 million, or 17.0%, due to a $49.4 million increase in net allocated funding credits and decreases in interest expense on deposits and customer repurchase agreements of $19.7 million and $14.6 million, respectively. These increases to income were partly offset by a $40.0 million decrease in loan interest income. Non-interest income decreased $7.9 million, or 5.2%, from the previous year mainly due to lower net corporate card fees (driven by lower transaction volume), swap fees and gains on sales of leased assets. These decreases were partly offset by higher capital market and deposit account fees (mainly corporate cash management fees). Non-interest expense increased $5.6 million, or 2.4%, mainly due to growth in salaries expense and allocated support costs for information technology. These increases were partly offset by higher deferred origination costs, lower travel and entertainment expense and allocated teller services costs. The provision for credit losses increased $2.1 million over the same period last year, mainly due to higher net charge-offs on business loans, partly offset by net recoveries on lease and commercial card loans.

Wealth
Wealth segment pre-tax profitability for the nine months ended September 30, 2020 increased $10.9 million, or 14.1%, over the same period in the previous year. Net interest income increased $6.0 million, or 16.9%, mainly due to a $9.9 million increase in net allocated funding credits and lower deposit interest expense of $1.3 million, partly offset by a $5.2 million decrease in loan interest income. Non-interest income increased $6.1 million, or 4.6%, over the prior year largely due to higher trust fee income (mainly private client trust fees) and mortgage banking revenue. Non-interest expense increased $1.4 million, or 1.6%, due to higher salaries expense and allocated servicing and support costs (mainly mortgage loan processing and information technology), partly offset by lower travel and entertainment expense. The provision for credit losses decreased $175 thousand from the same period last year mainly due to net recoveries on revolving home equity loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $179.8 million. This decrease was partly due to lower net interest income of $53.2 million and a decrease in non-interest income of $17.4 million, partly offset by lower non-interest expense of $9.6 million. Unallocated securities losses were $1.3 million in the first nine months of 2020 compared to gains of $3.9 million in 2019. Also, the unallocated provision for credit losses increased $113.6 million, primarily driven by an increase in the allowance for credit losses on loans and the liability for unfunded lending commitments, which is not allocated to segments for management reporting purposes. Net charge-offs are allocated to segments when incurred for management reporting purposes. At September 30, 2020, the Company's provision for credit losses on unfunded lending commitments was $18.0 million. Additionally, the provision for credit losses on loans was $96.7 million in excess of net charge-offs in the first nine months of 2020, while the provision was $750 thousand in excess of net charge-offs during the first nine months of 2019.

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

Additionally, the Company elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the Federal Reserve Bank and other U.S. banking agencies. Further discussion of the impact of this election is discussed in Capital Management within Liquidity and Capital Resources.

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

Investment Securities The FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs", in October 2020. The amendments in the ASU clarify that for each reporting period an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33. The guidance is effective January 1, 2021 and is not expected to have a significant effect on the Company's consolidated financial statements.

Reference Rate Reform The FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting", in March 2020. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if they reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022. The Company has established a LIBOR Transition Program, which is led by the LIBOR Transition Steering Committee (Committee) whose purpose is to guide the overall transition process for the Company. The Committee is an internal, cross-functional team with representatives from all relevant business lines, support functions and legal counsel. An initial LIBOR impact and risk assessment has been performed, and the Committee has developed and prioritized action items. Changes to the Company's systems have been identified and the process of installing and testing code has started. All financial contracts that reference LIBOR have been identified and are being monitored on an ongoing basis. Remediation of these contracts is expected to be consistent with industry timing. LIBOR fallback language has been included in key loan provisions of new and renewed loans in preparation for transition from LIBOR to the new benchmark rate when such transition occurs.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2020 and 2019

	Third Quarter 2020			Third Quarter 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,709,200	$49,680	2.95%	$5,263,312	$51,071	3.85%
Real estate — construction and land	974,346	9,167	3.74	920,206	12,669	5.46
Real estate — business	2,989,652	26,547	3.53	2,883,379	32,153	4.42
Real estate — personal	2,722,300	24,334	3.56	2,175,156	21,444	3.91
Consumer	1,992,314	21,004	4.19	1,924,434	23,664	4.88
Revolving home equity	329,361	2,722	3.29	354,040	4,617	5.17
Consumer credit card	646,185	18,513	11.40	763,377	23,894	12.42
Overdrafts	2,689	—	—	9,240	—	—
Total loans	16,366,047	151,967	3.69	14,293,144	169,512	4.71
Loans held for sale	24,728	264	4.25	19,882	308	6.15
Investment securities:
U.S. government and federal agency obligations	770,361	7,189	3.71	825,544	4,910	2.36
Government-sponsored enterprise obligations	102,749	560	2.17	181,929	1,232	2.69
State and municipal obligations(A)	1,767,526	11,240	2.53	1,172,259	9,290	3.14
Mortgage-backed securities	6,259,926	30,607	1.95	4,712,508	30,947	2.61
Asset-backed securities	1,520,988	7,250	1.90	1,297,685	9,158	2.80
Other debt securities	514,166	3,036	2.35	334,218	2,217	2.63
Trading debt securities(A)	27,267	114	1.66	29,622	217	2.91
Equity securities(A)	4,193	497	47.15	4,705	423	35.67
Other securities(A)	120,253	2,038	6.74	134,896	2,106	6.19
Total investment securities	11,087,429	62,531	2.24	8,693,366	60,500	2.76
Federal funds sold and short-term securities
purchased under agreements to resell	337	—	—	1,080	7	2.57
Long-term securities purchased
under agreements to resell	849,994	11,247	5.26	713,030	3,621	2.01
Interest earning deposits with banks	1,024,435	261.10		226,582	1,241	2.17
Total interest earning assets	29,352,970	226,270	3.07	23,947,084	235,189	3.90
Allowance for credit losses on loans	(240,286)			(160,387)
Unrealized gain on debt securities	368,154			152,706
Cash and due from banks	326,030			367,005
Premises and equipment, net	404,144			380,198
Other assets	659,509			544,988
Total assets	$30,870,521			$25,231,594
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,193,079	269.09		$924,581	263.11
Interest checking and money market	11,731,494	2,937.10		10,409,111	9,962.38
Certificates of deposit of less than $100,000	573,207	1,028.71		620,138	1,740	1.11
Certificates of deposit of $100,000 and over	1,447,968	2,512.69		1,503,805	7,540	1.99
Total interest bearing deposits	14,945,748	6,746.18		13,457,635	19,505.58
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,855,971	406.09		1,884,939	8,273	1.74
Other borrowings	1,225	—	—	77,248	453	2.33
Total borrowings	1,857,196	406.09		1,962,187	8,726	1.76
Total interest bearing liabilities	16,802,944	7,152.17%		15,419,822	28,231.73%
Non-interest bearing deposits	9,801,562			6,290,036
Other liabilities	899,890			390,560
Equity	3,366,125			3,131,176
Total liabilities and equity	$30,870,521			$25,231,594
Net interest margin (T/E)		$219,118			$206,958
Net yield on interest earning assets			2.97%			3.43%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2020 and 2019

	Nine Months 2020			Nine Months 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,322,644	$146,437	3.09%	$5,164,329	$153,721	3.98%
Real estate — construction and land	931,517	28,952	4.15	912,063	38,237	5.61
Real estate — business	2,935,319	83,382	3.79	2,872,090	97,609	4.54
Real estate — personal	2,565,740	70,829	3.69	2,143,394	63,439	3.96
Consumer	1,962,466	65,845	4.48	1,920,521	68,858	4.79
Revolving home equity	340,900	9,722	3.81	362,163	14,036	5.18
Consumer credit card	679,101	60,102	11.82	770,143	70,899	12.31
Overdrafts	3,213	—	—	6,130	—	—
Total loans	15,740,900	465,269	3.95	14,150,833	506,799	4.79
Loans held for sale	14,692	588	5.35	19,660	1,003	6.82
Investment securities:
U.S. government and federal agency obligations	783,006	12,244	2.09	859,354	16,467	2.56
Government-sponsored enterprise obligations	117,135	2,958	3.37	193,574	3,545	2.45
State and municipal obligations(A)	1,426,432	30,187	2.83	1,225,465	29,075	3.17
Mortgage-backed securities	5,426,861	87,017	2.14	4,563,836	91,673	2.69
Asset-backed securities	1,349,316	22,496	2.23	1,411,085	29,156	2.76
Other debt securities	414,553	7,907	2.55	333,758	6,659	2.67
Trading debt securities(A)	31,087	560	2.41	28,416	656	3.09
Equity securities(A)	4,201	1,492	47.44	4,664	1,269	36.38
Other securities(A)	134,481	5,450	5.41	131,813	6,119	6.21
Total investment securities	9,687,072	170,311	2.35	8,751,965	184,619	2.82
Federal funds sold and short-term securities
purchased under agreements to resell	252	2	1.06	2,479	51	2.75
Long-term securities purchased
under agreements to resell	849,998	29,445	4.63	704,391	11,066	2.10
Interest earning deposits with banks	1,126,600	1,996.24		291,417	5,113	2.35
Total interest earning assets	27,419,514	667,611	3.25	23,920,745	708,651	3.96
Allowance for credit losses on loans	(184,001)			(160,359)
Unrealized gain (loss) on debt securities	280,616			49,335
Cash and due from banks	351,435			367,747
Premises and equipment, net	397,093			377,953
Other assets	657,969			501,650
Total assets	$28,922,626			$25,057,071
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,086,120	780.10		$917,081	757.11
Interest checking and money market	11,318,376	14,712.17		10,603,476	29,324.37
Certificates of deposit of less than $100,000	600,295	4,196.93		605,369	4,530	1.00
Certificates of deposit of $100,000 and over	1,364,798	11,357	1.11	1,384,106	20,473	1.98
Total interest bearing deposits	14,369,589	31,045.29		13,510,032	55,084.55
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,945,669	5,761.40		1,817,082	23,839	1.75
Other borrowings	168,748	1,032.82		26,883	463	2.30
Total borrowings	2,114,417	6,793.43		1,843,965	24,302	1.76
Total interest bearing liabilities	16,484,006	37,838.31%		15,353,997	79,386.69%
Non-interest bearing deposits	8,425,068			6,316,671
Other liabilities	710,824			327,727
Equity	3,302,728			3,058,676
Total liabilities and equity	$28,922,626			$25,057,071
Net interest margin (T/E)		$629,773			$629,265
Net yield on interest earning assets			3.07%			3.52%
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

Simulation A	September 30, 2020			June 30, 2020
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$53.8	7.03%	$(513.5)	$51.9	6.49%	$(503.1)
200 basis points rising	$47.3	6.18%	$(360.4)	$44.8	5.60%	$(349.7)
100 basis points rising	$29.3	3.83%	$(188.4)	$28.8	3.60%	$(182.4)

Simulation B	September 30, 2020			June 30, 2020
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$39.4	5.15%	$(1,214.8)	$38.7	4.83%	$(1,078.2)
200 basis points rising	$34.6	4.53%	$(1,069.6)	$33.0	4.12%	$(931.8)
100 basis points rising	$18.6	2.44%	$(911.8)	$18.6	2.32%	$(777.3)

Under Simulation A, rising rates push interest income up more quickly than funding costs. This is predominately due to interest earning deposits with the Federal Reserve and variable rate loans repricing up with market rates, while deposit rates only partially reprice higher. Deposits at the Federal Reserve declined during the quarter, which typically results in a less sensitive balance sheet, but this was offset by the monetization of off-balance sheet floors, which no longer lose income in rising rate scenarios. The Company did not model a 100 basis point falling scenario due to the already low interest rate environment.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Public health threats or outbreaks of communicable diseases has adversely affected, and is expected to continue to adversely effect on the Company's operations and financial results
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company’s financial performance. For example, the ongoing global COVID-19 pandemic has destabilized the financial markets in which the Company operates, and likely will continue to cause significant disruption in the global economies and financial markets, including the Company's local markets. The Company is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. In reaction to and as preventative measure to attempt to slow the spread of the pandemic, government authorities have in many states and municipalities implemented mandatory closures, shelter-in-place orders, and social distancing protocols, including orders within many of the geographic areas that the Company operates. Although the Company is considered an essential business, access to its branches and office locations have been restricted, for the safety of its employees and customers. Limiting customers' access to the Company's physical business has prevented some customers from transacting with the Company and lower demand for lending and other services offered by the Company, adversely affecting its cash flows, financial condition, results of operations, profitability and asset quality and could continue to do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 - 31, 2020	609	$57.29	609	3,552,792
August 1 - 31, 2020	1,757	$60.02	1,757	3,551,035
September 1 - 30, 2020	496	$55.83	496	3,550,539
Total	2,862	$58.71	2,862	3,550,539

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in November 2019 of 5,000,000 shares, 3,550,539 shares remained available for purchase at September 30, 2020.

Item 6. EXHIBITS

3.1 — Termination of Certificate of Designation of 6.00% Series B Non-Cumulative Perpetual Preferred Stock of Commerce Bancshares, Inc. was filed in current report on Form 8-K (Commission file number 0-2989) dated September 1, 2020, and the same is hereby incorporated by reference.

10.1 — Development Services Agreement *

10.2 — Development Services Agreement Amendment 1 *

10.3 — Development Services Agreement Amendment 2

10.4 — Development Services Agreement Amendment 3

10.5 — Development Services Agreement Amendment 4

10.6 — Development Services Agreement Amendment 5

10.7 — Development Services Agreement Amendment 6

10.8 — Development Services Agreement Amendment 7

10.9 — Development Services Agreement Amendment 8

10.10 — Development Services Agreement Amendment 9

10.11 — Development Services Agreement Amendment 10

10.12 — Development Services Agreement Amendment 11 *

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

104 — Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* In accordance with Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to this exhibit have been omitted from this filing. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission or its staff upon request. In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been redacted because they are both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company will provide an unredacted copy of the exhibit on a supplemental basis to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Senior Vice President & Secretary

Date: November 5, 2020

By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
(Chief Accounting Officer)

Date: November 5, 2020