Form 10-K
period 2020-12-31
COMMERCE BANCSHARES INC /MO/
filed 2021-02-24
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________
For the Fiscal Year Ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________
For the transition period from           to

Commission File No. 001-36502

COMMERCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0889454
(State of Incorporation)	(IRS Employer Identification No.)

1000 Walnut
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
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,146,000,000.
As of February 18, 2021, there were 117,078,437 shares of Registrant’s $5 Par Value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, which will be filed within 120 days of December 31, 2020, are incorporated by reference into Part III of this Report.

PART I
Item 1.    BUSINESS
General
Commerce Bancshares, Inc., a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. Through a second tier wholly-owned bank holding company, it owns all the outstanding capital stock of Commerce Bank (the “Bank”), which is headquartered in Missouri. The Bank engages in general banking business, providing a broad range of retail, mortgage banking, corporate, investment, trust, and asset management products and services to individuals and businesses. Commerce Bancshares, Inc. also owns, directly or through the Bank, various non-banking subsidiaries. Their activities include private equity investment, securities brokerage, insurance agency, specialty lending, and leasing activities. A list of Commerce Bancshares, Inc.'s subsidiaries is included as Exhibit 21.

Commerce Bancshares, Inc. and its subsidiaries (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2020, the Company had consolidated assets of $32.9 billion, loans of $16.4 billion, deposits of $26.9 billion, and equity of $3.4 billion. The Company’s operations are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company's principal markets, which are served by 157 branch facilities, are located throughout Missouri, Kansas, and central Illinois, as well as Tulsa and Oklahoma City, Oklahoma and Denver, Colorado. Its two largest markets are St. Louis and Kansas City, which serve as central hubs for the Company. The Company also has offices supporting its commercial customers in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, and Grand Rapids, and operates a commercial payments business with sales representatives covering the continental United States of America (“U.S.”).

The Company’s goal is to be the preferred provider of financial services in its communities, based on strong customer relationships built through providing top quality service with a strong risk management culture, and employing a strong balance sheet with strong capital levels. The Company operates under a super-community banking format which incorporates large bank product offerings coupled with deep local market knowledge, augmented by experienced, centralized support in select, critical areas. The Company’s focus on local markets is supported by an experienced team of bankers assigned to each market coupled with industry specialists. The Company also uses regional advisory boards, comprised of local business persons, professionals and other community representatives, who assist the Company in responding to local banking needs. In addition to this local market, community-based focus, the Company offers sophisticated financial products usually only available at much larger financial institutions.

The markets the Bank serves are mainly located in the lower Midwest, which provides natural sites for production and distribution facilities and serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, technology, financial services, aircraft and general manufacturing, health care, numerous service industries, and food and agricultural production. The personal real estate lending operations of the Bank are predominantly centered in its lower Midwestern markets.

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

Employees and Human Capital
The Company employed 4,404 persons on a full-time basis and 184 persons on a part-time basis at December 31, 2020. None of the Company's employees are represented by collective bargaining agreements.

Attracting and retaining talented team members is key to the Company’s ability to execute its strategy and compete effectively. The Company values the unique combination of talents and experiences each team member contributes toward the Company’s success and strives to offer rewards that meet team members’ individual, evolving needs. Well-being is much more than a paycheck and that’s why the Company takes a comprehensive approach to Total Rewards, supporting team members’ physical well-being, financial well-being, and emotional well-being and career development. The Company’s financial well-being program includes a company-matching 401(k) plan and health savings accounts, educational and adoption assistance programs. Emotional well-being programs include paid time off, an employee assistance program (EAP) and company-paid membership to Care.com. Physical well-being is supported by the Company’s health, dental, vision, life and various other insurances, and a wellness program that incentivizes team members to live a healthy and balanced lifestyle. Career development is also a key component of the Company’s Total Rewards, and the Company has a variety of programs to support team members as they continue to grow within their current role or develop for their next role. Job shadowing, leadership development programs, Aspiring Managers program, Managing at Commerce, competency assessments and education assistance are just a few of the ways the Company helps team members excel.

During 2020, the Coronavirus Disease 2019 (COVID-19) pandemic created new challenges for the Company and for its team members. The Company focused efforts on providing team members support and resources to navigate the unprecedented environment. Initiatives included daily communications providing relevant updates and information, resources for leaders to help keep their teams engaged and connected, new resources for working parents, and access to emotional support resources. The Company also provided premium pay to team members who were required to work onsite and 5 additional paid days off to team members experiencing COVID-19 related issues.

The Company believes diversity, equity, and inclusion builds stronger companies with better results. In 2020, the Company formalized and extended its commitment to focusing on diversity, equity, and inclusion (DEI) by elevating initiatives in this area as strategic priorities, also known as “blue chips". The Company’s commitment to diversity, equity, and inclusion focuses on four core pillars – people, customers, vendors, and community – while building on the foundation it has already established. The Company has launched a variety of Employee Resource Groups (ERGs) to support its diverse workforce. RISE (empowering women), EMERGE (connecting young professionals), VIBE (valuing multicultural perspectives), and PRIDE (engaging the LGBTQIA+ community) are important forums that provide team members opportunities to connect, learn, and encourage diverse perspectives. Other internal DEI efforts have included unconscious bias training, book clubs, listen, talk, and learn sessions, courageous conversation training, mentoring programs, and review of talent at all levels of the organization. The Company’s longstanding approach of “doing what’s right” continues to guide its focus on its team members and communities.

The Company’s robust listening strategy allows it to stay connected to the team member experience to understand the evolving needs of its team members and to focus on what matters most to them. This strategy includes a balance of surveys, focus groups, and one on one conversations to allow for two-way conversation and provides trends over time by key demographics. The Company’s goal is to create a sense of belonging which it believes is connected to high levels of engagement, enablement, retention, and results. The Company’s intentional strategy has allowed it to maintain levels of engagement that have been recognized by its annual survey partner, Korn Ferry, for being “best-in-class”.

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

Operating Segments
The Company is managed in three operating segments: Commercial, Consumer, and Wealth. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, payment solutions, leasing, and international services, as well as business and government deposit, investment, and cash management services. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, and consumer debit and credit bank card activities. The Wealth segment provides traditional trust and estate planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. In 2020, the Commercial, Consumer and Wealth segments contributed 52%, 25% and 22% of total segment pre-tax income, respectively. See the section captioned "Operating Segments" in Item 7, Management's Discussion and Analysis, of this report and Note 13 to the consolidated financial statements for additional discussion on operating segments.

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

The Company is subject to regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (Dodd-Frank Act). Among its many provisions, the Dodd-Frank Act required stress-testing for certain financial services companies and established a new council of “systemic risk” regulators. The Dodd-Frank Act also established the Consumer Financial Protection Bureau (CFPB) which is authorized to supervise certain financial services companies and has responsibility to implement, examine for compliance with, and enforce “Federal consumer financial law.” The Company is subject to examinations by the CFPB. The Dodd-Frank Act, through Title VI, commonly known as the Volcker Rule, placed trading restrictions on financial institutions and separated investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law which provides a number of limited amendments to the Dodd-Frank Act. Notable provisions of the legislation include: an increase in the asset threshold from $50 billion to $250 billion, above which the Federal Reserve is required to apply enhanced prudential standards; an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets; modifications to the Liquidity Coverage and Supplementary Leverage ratios; and the elimination of Dodd-Frank company-run stress tests for banks and bank holding companies with less than $250 billion in assets. Most of these provisions affect institutions larger than the Company, and the Company is not required to prepare stress testing as specified by the Dodd-Frank Act.

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

Deposit Insurance
Substantially all of the deposits held by the Bank are insured up to applicable limits (generally $250,000 per depositor for each account ownership category) by the FDIC's Deposit Insurance Fund (DIF) and are subject to deposit insurance assessments to maintain the DIF. In 2011, the FDIC released a final rule to implement provisions of the Dodd-Frank Act that affected deposit insurance assessments. Among other things, the Dodd-Frank Act raised the minimum designated reserve ratio from 1.15% to 1.35% of estimated insured deposits, removed the upper limit of the designated reserve ratio, required that the designated reserve ratio reach 1.35% by September 30, 2020, and required the FDIC to offset the effect of increasing the minimum designated reserve ratio on depository institutions with total assets of less than $10 billion. The Dodd-Frank Act provided the FDIC flexibility in the implementation of the increase in the designated reserve ratio and also required that the FDIC redefine the assessment base to average consolidated assets minus average tangible equity.

On June 30, 2016, the DIF rose above 1.15%, resulting in a reduction of the initial assessment rate for all banks and implementing a 4.5 basis point surcharge on insured depository institutions with total consolidated assets of $10 billion or more. Effective October 1, 2018, this surcharge was eliminated as the DIF reached its required level of 1.35% of estimated insured deposits. This had the effect of reducing the Company’s insurance costs by $1.5 million in the fourth quarter of 2018. The Company's deposit insurance expense was $7.8 million and $6.7 million in 2020 and 2019, respectively. The increase in the

Company's 2020 deposit insurance expense was partly due to a higher assessment rate but was primarily driven by growth in the Company's assessment base.

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

A comprehensive capital framework was established by the Basel Committee on Banking Supervision, which was effective for large and internationally active U.S. banks and bank holding companies on January 1, 2015. A key goal of the Basel III framework was to strengthen the capital resources of banking organizations during normal and challenging business environments. Basel III increased minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, stock repurchases and executive compensation. The rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. At December 31, 2020, the Company's capital ratios are well in excess of those minimum ratios required by Basel III.

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

Statistical Disclosure
The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	24, 58-61
II.	Investment Portfolio	42-44, 89-93
III.	Loan Portfolio
	Types of Loans	30
	Maturities and Sensitivities of Loans to Changes in Interest Rates	30-31
	Risk Elements	37-42
IV.	Summary of Credit Loss Experience	33-37
V.	Deposits	58, 98
VI.	Return on Equity and Assets	19
VII.	Short-Term Borrowings	99

Item 1a.     RISK FACTORS
Making or continuing an investment in securities issued by the Company, including its common stock, involves certain risks that you should carefully consider. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Commerce Bancshares, Inc.

Market Risks
Difficult market conditions may affect the Company’s industry.
The concentration of the Company’s banking business in the United States particularly exposes it to downturns in the U.S. economy. During 2020, the U.S. economy has suffered adverse economic conditions as a result of the COVID-19 pandemic. Almost a year into the COVID-19 pandemic, the uncertainty in the economic outlook as of December 31, 2020 continued to affect the Company's financial results and operations.
In particular, the Company may face the following risks in connection with market conditions:
•In 2020, the U.S. economy entered a recession, which ended the longest expansion in its history. Brought on by the COVID-19 pandemic late in the first quarter of 2020, the U.S. economy saw significant declines in employment and production, which contributed to the start of the recession. Although the unemployment rate has decreased during 2020 to 6.7% in December 2020, from a high of nearly 15% in April 2020, it is still almost twice as high as the rate at the end of 2019.
•The U.S. economy is affected by global events and conditions, including the COVID-19 pandemic. Although the Company does not directly hold foreign debt or have significant activities with foreign customers, the global economy, the strength of the U.S. dollar, international trade conditions, and oil prices may ultimately affect interest rates, business import/export activity, capital expenditures by businesses, and investor confidence. Unfavorable changes in these factors may result in declines in consumer credit usage, adverse changes in payment patterns, reduced loan demand, and higher loan delinquencies and default rates. These could impact the Company’s future credit losses and provision for credit losses, as a significant part of the Company’s business includes consumer and credit card lending.
•In addition to the COVID-19 slowdown noted above, further slowdowns in economic activity may cause additional declines in financial services activity, including declines in bank card, corporate cash management and other fee businesses, as well as the fees earned by the Company on such transactions.
•The process used to estimate losses expected in the Company’s loan portfolio requires difficult, subjective, and complex judgments, including consideration of economic conditions and how these economic predictions might impair the ability of its borrowers to repay their loans. If an instance occurs that renders these predictions no longer capable of accurate estimation, this may in turn impact the reliability of the process.
•Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions, thereby reducing market prices for various products and services which could in turn reduce the Company’s revenues.

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

Regulatory and Compliance Risks
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

Liquidity and Capital Risks
The Company is subject to both interest rate and liquidity risk.
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 62% of total revenue for the year ended December 31, 2020. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues and costs for earning assets and liabilities, and could significantly impact the Company’s net interest income.

As a result of the COVID-19 pandemic, the Federal Reserve Board lowered the benchmark interest rate to between zero and 0.25%. Future economic conditions or other factors could shift monetary policy resulting in increases or additional decreases in the benchmark rate. Furthermore, changes in interest rates could result in unanticipated changes to customer deposit balances and funding costs and affect the Company’s source of funds for future loan growth.

Commerce Bancshares, Inc. relies on dividends from its subsidiary bank for most of its revenue.
Commerce Bancshares, Inc. is a separate and distinct legal entity from its banking and other subsidiaries. It receives substantially all of its revenue from dividends from its subsidiary bank. These dividends, which are limited by various federal and state regulations, are the principal source of funds to pay dividends on its common stock and to meet its other cash needs. In the event the subsidiary bank is unable to pay dividends, the Company may not be able to pay dividends or other obligations, which would have a material adverse effect on the Company's financial condition and results of operations.

Operational Risks
The impact of the phase-out of LIBOR is uncertain.
In 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that LIBOR would likely be discontinued at the end of 2021 as panel banks would no longer be required to submit estimates that are used to construct LIBOR. U.S. regulatory authorities have voiced similar support for phasing out LIBOR. The Company has a significant number of loans, derivative contracts, and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. As of December 31, 2020, the Company had $2.4 billion of commercial loans, $1.4 billion of notional value of derivative contracts, and $783.6 million of investment securities that mature after December 31, 2021. These amounts will vary in future periods as current contracts payoff or terminate early and either new or replacement contracts use LIBOR or an alternative reference rate. The impact of alternatives to LIBOR on the valuations, pricing and operation of the Company's financial instruments is not yet known. The Company is coordinating with industry groups to identify an appropriate replacement rate for contracts expiring after 2021, as well as preparing for this transition as it relates to new and existing contracts and customers. The Company has established a LIBOR Transition Program, which is led by the LIBOR Transition Steering Committee (Committee) whose purpose is to guide the overall transition process for the Company. The Committee is an internal, cross-functional team with representatives from all relevant business lines, support functions and legal counsel. An initial LIBOR impact and risk assessment has been performed, and the Company has developed and prioritized action items. Changes to the Company's systems have been identified and the process of installing and testing code has started. All financial contracts that reference LIBOR have been identified and are being monitored on an ongoing basis. Remediation of these contracts is expected to be consistent with industry timing. LIBOR fallback language has been included in key loan provisions of new and renewed loans in preparation for transition from LIBOR to the new benchmark rate when such transition occurs.

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

The Company plans to convert its core customer and deposit systems during 2021 and may encounter significant adverse developments.
The Company plans to replace its core customer and deposit systems and other ancillary systems (collectively referred to as core system). The core system is used to track customer relationships and deposit accounts. The core system is integrated with channel applications that are used to service customer requests by bank personnel or directly by customers (such as online banking and mobile applications). The new core system will provide a new platform based on current technology, will enable the Company to integrate other systems more efficiently, and is a significant improvement compared to our current core system. However, changing the core system will subject the Company to operational risks during and after the conversion, including disruptions to its technology systems, which may adversely impact our customers. The Company has plans, policies and procedures designed to prevent or limit the risks of a failure during or after the conversion of our core system. However, there can be no assurance that any such adverse development will not occur or, if they do occur, that they will be timely and adequately remediated. The ultimate impact of any adverse development could damage the Company's reputation, result in a loss of customer business, subject the Company to regulatory scrutiny, or expose it to civil litigation and possibly financial liability, any of which could have a material effect on the Company’s business, financial condition, and results of operations.

Credit Risks
The allowance for credit losses may be insufficient or future credit losses could increase.
The allowance for credit losses on loans and the liability for unfunded lending commitments at December 31, 2020 reflect management's estimate of credit losses expected in the loan portfolio, including unfunded lending commitments, as of the balance sheet date. See Note 2 to the consolidated financial statements and the section captioned “Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for credit losses on loans and the liability for unfunded lending commitments at December 31, 2020.

In 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which became effective January 1, 2020 and was adopted by the Company at that time. This new standard significantly altered the way the allowance for credit losses is determined. The new standard utilizes a life of loan loss concept and required significant operational changes, especially in data collection and analysis. The level of the allowance is based on management’s methodology that utilizes historical net charge-off rates, and adjusts for the impacts in the reasonable and supportable forecast and other qualitative factors. Key assumptions include the application of historical loss rates, prepayment speeds, forecast results of a reasonable and supportable period, the period to revert to historical loss rates, and qualitative factors. As a result of COVID-19, the allowance for credit losses on loans and the liability for unfunded lending commitments increased substantially during the year, which negatively affected the Company's results of operations, as the U.S. economy suddenly and dramatically deteriorated. The Company’s allowance level is subject to review by regulatory agencies, and that review could also result in adjustments to the allowance for credit losses. Additionally, the Company's provision for credit losses may be more volatile in the future under the new standard, due to macroeconomic variables that influence the Company's loss estimates, and the volatility in credit losses may be material to the Company's earnings.

The Company’s investment portfolio values may be adversely impacted by deterioration in the credit quality of underlying collateral within the various categories of investment securities it owns.
The Company generally invests in liquid, investment grade securities, however, these securities are subject to changes in market value due to changing interest rates and implied credit spreads. While the Company maintains prudent risk management practices over bonds issued by municipalities and other issuers, credit deterioration in these bonds could occur and result in losses. Certain mortgage and asset-backed securities (which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets) may decline in value due to actual or expected deterioration in the underlying collateral. Under accounting rules, when an available for sale debt security is in an unrealized loss position, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the security or believes it is probable that the Company will be required to sell the security before the value recovers. Additionally, the current expected credit loss model (CECL) implemented by the Company on January 1, 2020, requires that lifetime expected credit losses on securities be recorded in current earnings. This could result in significant losses.

Strategic Risk
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

General Risks
A successful cyber attack or other computer system breach could significantly harm the Company, its reputation and its customers.
The Company relies heavily on communications and information systems to conduct its business, and as part of its business, the Company maintains significant amounts of data about its customers and the products they use. Information security risks continue to increase due to new technologies, the increasing use of the Internet and telecommunication technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, and others. The Company makes significant investments in various technology to identify and prevent intrusions into its information system. The Company also has policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of its information systems, offers ongoing training to employees, hosts tabletop exercises to test response readiness, and performs regular audits using both internal and outside resources. However, there can be no assurance that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks or other operational disruptions could overwhelm Company websites and prevent the Company from adequately serving customers. Should any of the Company's systems become compromised or customer information be obtained by unauthorized parties, the reputation of the Company could be damaged, relationships with existing customers may be impaired, and the Company could be subject to lawsuits, all of which could result in lost business and have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Public health threats or outbreaks of communicable diseases have adversely affected, and are expected to continue to adversely effect, the Company's operations and financial results.
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company’s financial performance. For example, the ongoing global COVID-19 pandemic has destabilized the financial markets in which the Company operates and likely will continue to cause significant disruption in the global economies and financial markets, including the Company's local markets. The Company is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. In reaction to and as preventative measure to attempt to slow the spread of the pandemic, government authorities have in many states and municipalities implemented mandatory closures, shelter-in-place orders, and social distancing protocols, including orders within many of the geographic areas that the Company operates. Although the Company is considered an essential business, access to its branches and office locations have been restricted, for the safety of its employees and customers. Limiting customers' access to the Company's physical business has prevented some customers from transacting with the Company and lowered demand for lending and other services offered by the Company, adversely affecting its cash flows, financial condition, results of operations, profitability and asset quality and could continue to do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•continue to impact customer demand of the Company’s lending and related services, leading to lower revenue;
•cause the Company to experience an increase in costs as a result of the Company implementing operational changes to accommodate its remote workforce;
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
The situation surrounding COVID-19 remains uncertain and the potential for a material impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. The ultimate extent of the impact on the Company's business, financial condition, liquidity, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted. The Company continues to adapt to the changing dynamics of the COVID-19 impacts to the economy, needs of its employees and customers, and authoritative measures mandated by federal, state, and local governments. However, there is no assurance that the Company's business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions. New information regarding the severity of the COVID-19 pandemic and ongoing reactions to the pandemic by customers and government authorities will continue to impact access to the Company's business, as well as the economies and markets in which the Company operates. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on the Company's business, results of operations and financial condition. Beyond the current COVID-19 pandemic, the potential impacts of epidemics, pandemics, or other outbreaks of an illness, disease, or virus could therefore materially and adversely affect the Company's business, revenue, operations, financial condition, liquidity and cash flows.

Item 1b.    UNRESOLVED STAFF COMMENTS
None

Item 2.    PROPERTIES
The main offices of the Company are located in Kansas City and St. Louis, Missouri. The Company owns its main offices and leases unoccupied premises to the public. The larger office buildings include:

Building	Net rentable square footage	% occupied in total	% occupied by Bank
1000 Walnut Kansas City, MO	391,000	98%	52%
922 Walnut Kansas City, MO	256,000	95	91
811 Main Kansas City, MO	237,000	100	100
8000 Forsyth Clayton, MO	178,000	100	100

The Company has an additional 153 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased.

Item 3.     LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 21, Commitments, Contingencies and Guarantees on page 133.

Item 4.     MINE SAFETY DISCLOSURES
Not applicable

Information about the Company's Executive Officers
The following are the executive officers of the Company as of February 24, 2021, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Kevin G. Barth, 60	Executive Vice President of the Company since April 2005, and Community President and Chief Executive Officer of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.

Derrick R. Brooks, 44	Senior Vice President of the Company and Executive Vice President of Commerce Bank since January 2021. Senior Vice President of Commerce Bank prior thereto.

Jeffrey M. Burik, 62	Senior Vice President of the Company since February 2013. Executive Vice President of Commerce Bank since November 2007.

Sara E. Foster, 60
Executive Vice President of the Company since February 2012 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since January 2016 and Senior Vice President of Commerce Bank prior thereto.

John K. Handy, 57	Executive Vice President of the Company since January 2018 and Senior Vice President of the Company prior thereto. Community President and Chief Executive Officer of Commerce Bank since January 2018 and Senior Vice President of Commerce Bank prior thereto.

Robert S. Holmes, 57
Executive Vice President of the Company since April 2015, and Community President and Chief Executive Officer of Commerce Bank since January 2016. Prior to his employment with Commerce Bank in March 2015, he was employed at a Midwest regional bank where he served as managing director and head of Regional Banking.

Patricia R. Kellerhals, 63	Senior Vice President of the Company since February 2016 and Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since 2005.

David W. Kemper, 70
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

John W. Kemper, 43	Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Commerce Bank since August 2018. Prior thereto, he was Chief Operating Officer of the Company. President of the Company since February 2013 and President of Commerce Bank since March 2013. Member of Board of Directors since September 2015. He is the son of David W. Kemper (Executive Chairman of the Company) and nephew of Jonathan M. Kemper (a former Vice Chairman of the Company).

Charles G. Kim, 60
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Douglas D. Neff, 52	Senior Vice President of the Company since January 2019 and Chairman and Chief Executive Officer of Commerce Bank Southwest Region since 2013.

David L. Orf, 54	Executive Vice President of the Company since October 2020 and Chief Credit Officer of the Company since January 2021. Executive Vice President of Commerce Bank since January 2014 and Senior Vice President of Commerce Bank prior thereto.

Paula S. Petersen, 54	Senior Vice President of the Company since July 2016 and Executive Vice President of Commerce Bank since March 2012.

David L. Roller, 50	Senior Vice President of the Company since July 2016 and Senior Vice President of Commerce Bank since September 2010.

Paul A. Steiner, 49	Controller of the Company since April 2019. He is also Controller of the Company's subsidiary bank, Commerce Bank. Assistant Controller and Director of Tax of the Company prior thereto.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data
Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 3,561 common shareholders of record as of December 31, 2020. Certain of the Company's shares are held in "nominee" or "street" name and the number of beneficial owners of such shares is approximately 110,500.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2015 with dividends invested on a cumulative total shareholder return basis.

Five Year Cumulative Total Return

$250.00
$200.00
$150.00
$100.00
2015
2016
2017
2018
2019
2020
Commerce (CBSH)
NASDAQ OMX Global-Bank
S&P 500

	2015	2016	2017	2018	2019	2020
Commerce (CBSH)	100.00	145.31	149.71	161.03	207.25	214.48
NASDAQ OMX Global-Bank	100.00	126.54	149.82	125.25	171.82	149.83
S&P 500	100.00	111.92	136.34	130.35	171.39	202.81

The Company has a long history of paying dividends. 2020 marked the 52nd consecutive year of growth in our regular common dividend, and the Company has also issued an annual 5% common stock dividend for the past 27 years. However, payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Board of Directors makes the dividend determination quarterly.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1 - 31, 2020	773	$59.81	773	3,549,766
November 1 - 30, 2020	4,650	$69.15	4,650	3,545,116
December 1 - 31, 2020	537	$65.30	537	3,544,579
Total	5,960	$67.59	5,960	3,544,579

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in November 2019 of 5,000,000 shares, 3,544,579 shares remained available for purchase at December 31, 2020.

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
Overview
The Company operates as a super-community bank and offers a broad range of financial products to consumer and commercial customers, delivered with a focus on high-quality, personalized service. The Company is headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from 306 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado and commercial offices throughout the nation's midsection. A variety of delivery platforms are utilized, including an extensive network of branches and ATM machines, full-featured online banking, a mobile application, and a centralized contact center.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:
•    Net income and earnings per share — Net income attributable to Commerce Bancshares, Inc. was $354.1 million, a decrease of 15.9% compared to the previous year. The return on average assets was 1.20% in 2020, and the return on average common equity was 10.64%. Diluted earnings per share decreased 14.7% in 2020 compared to 2019.
•    Total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2020 decreased $10.3 million, or .8%, from 2019, as net interest income grew $8.6 million, while non-interest income fell $18.8 million. Growth in net interest income resulted principally from a decrease in interest expense, while the decline in non-interest income in 2020 was mainly due to a one-time gain of $11.5 million on the sale of our corporate trust business in 2019.
•    Non-interest expense — Total non-interest expense increased .1% this year compared to 2019, mainly due to higher salaries and employee benefits expense, partially offset by higher deferred loan origination costs and lower supplies and communication and travel and entertainment expense.
•    Asset quality — Net loan charge-offs totaled $34.9 million in 2020, a decrease of $14.8 million from those recorded in 2019, and averaged .22% of loans compared to .35% in the previous year. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $26.6 million at December 31, 2020, compared to $10.6 million at December 31, 2019, and represented .16% of loans outstanding at December 31, 2020.
•    Shareholder return — During 2020, the Company paid cash dividends of $1.03 per share on its common stock, representing an increase of 9.1% over the previous year. In 2020, the Company issued its 27th consecutive annual 5% common stock dividend, and in February 2021, the Company's Board of Directors authorized an increase of 2.1% in the common cash dividend. The Company purchased 886,379 shares of treasury stock, mostly in the first quarter of 2020. Total shareholder return, including the change in stock price and dividend reinvestment, was 16.5%, 13.0%, and 9.1% over the past 5, 10, and 15 years, respectively.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

	2020	2019	2018	2017	2016
(Based on average balances)
Return on total assets	1.20%	1.67%	1.76%	1.28%	1.12%
Return on common equity	10.64	14.06	16.16	12.46	11.33
Equity to total assets	11.18	12.20	11.24	10.53	10.16
Loans to deposits (1)	67.73	71.54	69.27	66.18	63.71
Non-interest bearing deposits to total deposits	37.83	32.03	33.43	34.85	34.67
Net yield on interest earning assets (tax equivalent basis)	2.99	3.48	3.53	3.20	3.04
(Based on end of period data)
Non-interest income to revenue (2)	37.87	38.98	37.83	39.88	41.09
Efficiency ratio (3)	57.19	56.87	55.58	62.18	61.04
Tier I common risk-based capital ratio	13.71	13.93	14.22	12.65	11.62
Tier I risk-based capital ratio	13.71	14.66	14.98	13.41	12.38
Total risk-based capital ratio	14.82	15.48	15.82	14.35	13.32
Tier I leverage ratio	9.45	11.38	11.52	10.39	9.55
Tangible common equity to tangible assets ratio (4)	9.92	10.99	10.45	9.84	8.66
Common cash dividend payout ratio	35.32	27.52	23.61	29.52	32.69
(1)    Includes loans held for sale.
(2)    Revenue includes net interest income and non-interest income.
(3)    The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4)The tangible common equity to tangible assets ratio is a measurement which management believes is a useful indicator of capital adequacy and utilization. It provides a meaningful basis for period to period and company to company comparisons, and also assist regulators, investors and analysts in analyzing the financial position of the Company. Tangible common equity and tangible assets are non-GAAP measures and should not be viewed as substitutes for, or superior to, data prepared in accordance with GAAP.

The following table is a reconciliation of the GAAP financial measures of total equity and total assets to the non-GAAP measures of total tangible common equity and total tangible assets.

(Dollars in thousands)	2020	2019	2018	2017	2016
Total equity	$3,399,972	$3,138,472	$2,937,149	$2,718,184	$2,501,132
Less non-controlling interest	2,925	3,788	5,851	1,624	5,349
Less preferred stock	—	144,784	144,784	144,784	144,784
Less goodwill	138,921	138,921	138,921	138,921	138,921
Less intangible assets*	4,958	1,785	2,316	2,965	3,841
Total tangible common equity (a)	$3,253,168	$2,849,194	$2,645,277	$2,429,890	$2,208,237
Total assets	$32,922,974	$26,065,789	$25,463,842	$24,833,415	$25,641,424
Less goodwill	138,921	138,921	138,921	138,921	138,921
Less intangible assets*	4,958	1,785	2,316	2,965	3,841
Total tangible assets (b)	$32,779,095	$25,925,083	$25,322,605	$24,691,529	$25,498,662
Tangible common equity to tangible assets ratio (a)/(b)	9.92%	10.99%	10.45%	9.84%	8.66%
* Intangible assets other than mortgage servicing rights.

Selected Financial Data

(In thousands, except per share data)	2020	2019	2018	2017	2016
Net interest income	$829,847	$821,293	$823,825	$733,679	$680,049
Provision for credit losses	137,190	50,438	42,694	45,244	36,318
Non-interest income	505,867	524,703	501,341	461,263	446,556
Investment securities gains (losses), net	11,032	3,626	(488)	25,051	(53)
Non-interest expense	768,378	767,398	737,821	744,343	689,229
Net income attributable to Commerce Bancshares, Inc.	354,057	421,231	433,542	319,383	275,391
Net income available to common shareholders	342,091	412,231	424,542	310,383	266,391
Net income per common share-basic*	2.91	3.42	3.44	2.51	2.16
Net income per common share-diluted*	2.91	3.41	3.43	2.50	2.15
Cash dividends on common stock	120,818	113,466	100,238	91,619	87,070
Cash dividends per common share*	1.029	.943	.812	.740	.705
Market price per common share*	65.70	64.70	51.13	48.24	47.56
Book value per common share*	29.03	25.43	22.79	20.85	19.11
Common shares outstanding*	117,138	117,738	122,519	123,420	123,326
Total assets	32,922,974	26,065,789	25,463,842	24,833,415	25,641,424
Loans, including held for sale	16,374,730	14,751,626	14,160,992	14,005,072	13,427,192
Investment securities	12,645,693	8,741,888	8,698,666	8,893,307	9,770,986
Deposits	26,946,745	20,520,415	20,323,659	20,425,446	21,101,095
Long-term debt	—	—	951	1,758	102,049
Equity	3,399,972	3,138,472	2,937,149	2,718,184	2,501,132
Non-performing assets	26,633	10,585	13,949	12,664	14,649
*    Restated for the 5% stock dividend distributed in December 2020.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2020	2019	2018	'20-'19	'19-'18	'20-'19	'19-'18
Net interest income	$829,847	$821,293	$823,825	$8,554	$(2,532)	1.0%	(.3%)
Provision for credit losses	(137,190)	(50,438)	(42,694)	86,752	7,744	172.0	18.1
Non-interest income	505,867	524,703	501,341	(18,836)	23,362	(3.6)	4.7
Investment securities gains (losses), net	11,032	3,626	(488)	7,406	4,114	N.M.	N.M.
Non-interest expense	(768,378)	(767,398)	(737,821)	980	29,577	.1	4.0
Income taxes	(87,293)	(109,074)	(105,949)	(21,781)	3,125	(20.0)	2.9
Non-controlling interest income (expense)	172	(1,481)	(4,672)	(1,653)	(3,191)	N.M.	(68.3)
Net income attributable to Commerce Bancshares, Inc.	354,057	421,231	433,542	(67,174)	(12,311)	(15.9)	(2.8)
Preferred stock dividends	(11,966)	(9,000)	(9,000)	2,966	—	33.0	N.M.
Net income available to common shareholders	$342,091	$412,231	$424,542	$(70,140)	$(12,311)	(17.0)%	(2.9)%
N.M. - Not meaningful.

Net income attributable to Commerce Bancshares, Inc. (net income) for 2020 was $354.1 million, a decrease of $67.2 million, or 15.9%, compared to $421.2 million in 2019. Diluted income per common share was $2.91 in 2020, compared to $3.41 in 2019. The decline in net income resulted from an increase of $86.8 million in the provision for credit losses, as well as a decrease of $18.8 million in non-interest income. These decreases in net income were partly offset by increases of $8.6 million in net interest income and $7.4 million in investment securities gains, coupled with decreases of $21.8 million in income taxes and $1.7 million in non-controlling interest expense. The return on average assets was 1.20% in 2020 compared to 1.67% in 2019, and the return on average common equity was 10.64% in 2020 compared to 14.06% in 2019. At December 31, 2020, the ratio of tangible common equity to assets decreased to 9.92%, compared to 10.99% at year end 2019.

During 2020, net interest income grew mainly due to an increase of $24.7 million in interest income on long-term securities purchased under agreements to resell, mainly due to higher rates earned, coupled with a decrease of $60.6 million in interest expense on deposits and borrowings, due to lower rates paid. These increases in net interest income were partly offset by declines in interest earned on loans and investment securities, resulting mainly from lower yields.  Total rates earned on average earning assets fell 76 basis points this year, while funding costs for deposits and borrowings decreased 41 basis points.  The provision for credit losses totaled $137.2 million, reflecting an increase in the provision for credit losses on the Company's loan portfolio and liability for unfunded loan commitments, resulting from deteriorating economic conditions driven by the COVID-19 pandemic. Net loan charge-offs decreased $14.8 million in 2020 compared to 2019, mainly due to lower credit card net charge-offs.

Non-interest income fell 3.6% in 2020, mainly due to a one-time gain of $11.5 million resulting from the sale of the Company's corporate trust business in the fourth quarter of 2019, coupled with a decline in bank card fees. Net investment securities gains of $11.0 million were recorded in 2020 and were comprised mainly of net gains realized on sales of mortgage-backed securities. Non-interest expense grew $980 thousand in 2020 compared to 2019, largely due to higher salaries and benefits expense, mostly offset by higher deferred loan origination costs and lower supplies and communication and travel and entertainment expense.

Net income for 2019 was $421.2 million, a decrease of $12.3 million, or 2.8%, compared to $433.5 million in 2018. Diluted income per common share was $3.41 in 2019, compared to $3.43 in 2018. The decline in net income resulted from a decrease of $2.5 million in net interest income, as well as increases of $29.6 million in non-interest expense, $7.7 million in the provision for loan losses and $3.1 million in income taxes. These decreases in net income were partly offset by increases of $23.4 million in non-interest income and $4.1 million in investment securities gains, coupled with a decrease of $3.2 million in non-controlling interest expense. The return on average assets was 1.67% in 2019 compared to 1.76% in 2018, and the return on average common equity was 14.06% in 2019 compared to 16.16% in 2018. At December 31, 2019, the ratio of tangible common equity to assets increased to 10.99%, compared to 10.45% at year end 2018.
As compared to 2018, the decrease in net interest income in 2019 resulted mainly from increased rates on the Company’s interest-bearing deposits and borrowings, coupled with lower average balances on investment securities. These declines in net interest income were partially offset by growth in interest earned on loans as a result of higher loan yields and average balances. Total rates earned on average earning assets grew 10 basis points in 2019, while funding costs for deposits and borrowings increased 23 basis points.  The provision for loan losses totaled $50.4 million, an increase of $7.7 million over the previous year and exceeded net loan charge-offs by $750 thousand. Net loan charge-offs increased $7.4 million in 2019 compared to 2018, mainly due to higher credit card and business loan net charge-offs. The increase in business loan net charge-offs was primarily the result of a loan charge-off related to a single leasing customer.

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

The Company distributed a 5% stock dividend for the 27th consecutive year on December 18, 2020. All per share and average share data in this report has been restated for the 2020 stock dividend.

Critical Accounting Policies
The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company's reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Current economic conditions may require the use of additional estimates, and some estimates may be subject to a greater degree of uncertainty due to the current instability of the economy. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and fair value measurement.

Allowance for Credit Losses
The Company's Allowance for Credit Losses policy covers the collectability of its loan portfolio, the exposure of its unfunded lending commitments, and the potential for credit losses in its available for sale investment portfolio. The Company performs periodic and systematic detailed reviews of its loan portfolio and unfunded lending commitments to assess overall collectability. The level of the allowance for credit losses on loans and unfunded lending commitments reflects the Company's estimate of the losses expected in the loan portfolio and unfunded lending commitments at any point in time. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, construction and business real estate loans, as well as for their related unfunded lending commitments. These loans and commitments are normally larger and more complex, and their collection rates are harder to predict. Personal banking loans, including personal real estate, credit card and consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Additionally, the allowance for credit losses requires the calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in the Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments section of Item 7 and in Note 1 to the consolidated financial statements.

The level of the allowance for credit losses on available for sale securities reflects the Company’s estimate of the losses expected in the available for sale debt security portfolio. In order to estimate the allowance for credit losses on available for sale debt securities, the Company performs quarterly reviews of its investment portfolio to identify securities in an unrealized loss position. If the unrealized loss is not expected to be recovered, the Company performs further analyses to determine whether any portion of the unrealized loss indicates that a credit loss exists. Further discussion of the methodology used in establishing the allowance for credit losses on available for sale securities is provided in Note 1 to the consolidated financial statements.

Fair Value Measurement
Investment securities, including available-for-sale, trading, equity and other securities, residential mortgage loans held for sale, derivatives and deferred compensation plan assets and associated liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, other assets and liabilities may be recorded at fair value on a nonrecurring basis, such as loan values that have been reduced based on the fair value of the underlying collateral, other real estate (primarily foreclosed property), non-marketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.

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

At December 31, 2020, assets and liabilities measured using observable inputs that are classified as either Level 1 or Level 2 represented 99.2% and 98.2% of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3, and the Company's Level 3 assets totaled $105.8 million, or 0.8% of total assets recorded at fair value on a recurring basis. Unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Fair value measurements for assets and liabilities where limited or no observable market data exists often involves significant judgments about assumptions, such as determining an appropriate discount rate that factors in both liquidity and risk premiums, and in many cases may not reflect amounts exchanged in a current sale of the financial instrument. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Company would use valuation techniques requiring more management judgment to estimate the appropriate fair value.

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

	2020			2019
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis
Loans:
Business	$48,234	$(54,293)	$(6,059)	$9,730	$7,741	$17,471
Real estate- construction and land	2,605	(13,688)	(11,083)	(2,961)	3,223	262
Real estate - business	4,463	(22,018)	(17,555)	5,199	4,920	10,119
Real estate - personal	17,311	(8,080)	9,231	3,261	1,978	5,239
Consumer	1,736	(8,054)	(6,318)	(3,541)	6,881	3,340
Revolving home equity	(1,199)	(4,600)	(5,799)	(979)	1,670	691
Consumer credit card	(11,772)	(3,278)	(15,050)	(475)	1,960	1,485
Total interest on loans	61,378	(114,011)	(52,633)	10,234	28,373	38,607
Loans held for sale	(144)	(205)	(349)	(33)	(56)	(89)
Investment securities:
U.S. government and federal agency obligations	(1,727)	(1,872)	(3,599)	(1,667)	915	(752)
Government-sponsored enterprise obligations	(2,055)	844	(1,211)	(2,319)	778	(1,541)
State and municipal obligations	10,728	(6,830)	3,898	(5,766)	1,261	(4,505)
Mortgage-backed securities	30,634	(44,606)	(13,972)	10,400	1,720	12,120
Asset-backed securities	2,591	(10,310)	(7,719)	(1,953)	5,208	3,255
Other securities	2,855	(749)	2,106	(7,684)	(6,054)	(13,738)
Total interest on investment securities	43,026	(63,523)	(20,497)	(8,989)	3,828	(5,161)
Federal funds sold and short-term securities purchased under agreements to resell	(48)	(4)	(52)	(480)	16	(464)
Long-term securities purchased under agreements to resell	2,342	22,407	24,749	1,018	(1,001)	17
Interest earning deposits with banks	16,944	(21,369)	(4,425)	(71)	536	465
Total interest income	123,498	(176,705)	(53,207)	1,679	31,696	33,375
Interest expense
Interest bearing deposits:
Savings	225	(193)	32	57	(9)	48
Interest checking and money market	3,360	(25,253)	(21,893)	(369)	12,230	11,861
Certificates of deposit of less than $100,000	(314)	(1,157)	(1,471)	(16)	3,169	3,153
Certificates of deposit of $100,000 and over	(617)	(13,380)	(13,997)	4,336	7,951	12,287
Federal funds purchased and securities sold under agreements to repurchase	1,447	(24,771)	(23,324)	4,985	4,775	9,760
Other borrowings	1,806	(1,729)	77	920	(13)	907
Total interest expense	5,907	(66,483)	(60,576)	9,913	28,103	38,016
Net interest income, fully taxable equivalent basis	$117,591	$(110,222)	$7,369	$(8,234)	$3,593	$(4,641)

Net interest income totaled $829.8 million in 2020, increasing $8.6 million, or 1.0%, compared to $821.3 million in 2019. On a tax equivalent (T/E) basis, net interest income totaled $842.8 million, and increased $7.4 million over 2019. This increase was mainly due to a decline of $60.6 million in interest expense on deposits and borrowings, due to lower average rates paid, as well as an increase of $24.7 million in interest earned on long-term securities purchased under agreements to resell. These increases to net interest income (T/E) were largely offset by lower interest earned on loans and investment securities, which declined $52.6 million and $20.5 million, respectively, mainly due to lower rates earned. The net yield on earning assets (T/E) was 2.99% in 2020 compared with 3.48% in 2019.

During 2020, loan interest income (T/E) fell $52.6 million from 2019 mainly due to lower rates earned, partly offset by higher average balances for business, personal real estate, business real estate, consumer and construction and land loan categories. The average tax equivalent rate earned on the loan portfolio decreased 83 basis points to 3.88% in 2020 compared to 4.71% in 2019. The Federal Reserve lowered short-term interest rates during the first quarter of 2020, which impacted the Company's interest income on loans, as many of its loans contain variable interest rate terms. Partly offsetting lower interest rates were increases in average loan balances of $1.7 billion, or 11.8%, this year. The largest decrease in loan interest income (T/E) occurred in business real estate loans, which was lower by $17.6 million as a result of a decline in the average rate earned of 74 basis points, partly offset by growth of $100.1 million in average balances. Business loan interest income declined $6.1 million mainly due to an 81 basis point decrease in the average rate earned, partly offset by an increase of $1.2 billion in average balances. Average balances of business real estate loans included average balances of $1.1 billion in Paycheck Protection Program (PPP) loans at December 31, 2020. Interest income on consumer credit card loans declined $15.1 million as a result of a decreases in the average balance of $96.0 million and the average rate of 49 basis points. Construction and land loan interest income decreased $11.1 million, mainly due to a 143 basis point decrease in the average rate earned, partly offset by growth in average balances of $47.6 million. Interest on consumer loans declined $6.3 million from the prior year as the average rate earned decreased 41 basis points, but was partly offset by growth in average balances of $36.3 million. These decreases to loan interest income (T/E) were partly offset by an increase of $9.2 million in interest earned on personal real estate loans. This increase resulted from higher average balances of $440.5 million, partly offset by a 31 basis point decrease in the average rate earned.

Tax equivalent interest income on total investment securities decreased $20.5 million during 2020, as the average rate earned decreased 62 basis points, while average balances grew $1.5 billion. The average rate on the total investment securities portfolio was 2.19% in 2020 compared to 2.81% in 2019, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $10.3 billion in 2020 compared to an average balance of $8.7 billion in 2019. The decrease in interest income was mainly due to lower interest income earned on mortgage-backed securities, asset-backed securities, U.S. government securities and government-sponsored enterprise (GSE) obligations. Interest income on mortgage-backed securities decreased $14.0 million, due to a decrease of 77 basis points in the average rate earned, partly offset by higher average balances of $1.1 billion. Interest on asset-backed securities decreased $7.7 million mainly due to a 70 basis point decrease in the average rate earned, partly offset by a $94.9 million increase in the average balance. Interest earned on U.S. government securities fell $3.6 million and was mainly impacted by a decline of $3.0 million in inflation income on treasury inflation-protected securities (TIPS). Average balances of U.S. government securities declined $70.2 million and the average rated earned decreased 24 basis points. Interest income on GSE's decreased $1.2 million, due to a decline in average balances of $86.3 million, partly offset by an increase of 80 basis points in the average rate earned. Partly offsetting these decreases in interest income was growth of $3.9 million and $1.8 million in interest earned on state and municipal obligations and other debt securities, respectively. The growth in interest earned on state and municipal obligations resulted mainly from an increase of $341.5 million in average balances, partly offset a 44 basis point decrease in the average rate earned. Other debt securities interest increased due to growth of $111.4 million in average balances, partly offset by a decline of 27 basis points in the average rate earned.

Interest on long-term securities purchased under resell agreements increased $24.7 million compared to 2019 due to an increase in the average rate of 263 basis points, as these assets were structured with floor spreads to protect against falling interest rates. Of the $850.0 million in securities purchased under agreements to resell held by the Company throughout 2020, $450.0 million and $325.0 million of those agreements will mature throughout 2021 and 2022, respectively. Interest earned on deposits with banks fell $4.4 million from 2019, mainly due to a 192 basis point decrease in the average rate earned, partly offset by an increase in average balances of $799.3 million.

During 2020, interest expense on deposits decreased $37.3 million from 2019 and resulted mainly from a 30 basis point decrease in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts decreased $21.9 million due to lower rates paid, which fell 21 basis points, while interest expense on certificates of deposit over $100,000 declined $14.0 million, mainly due to a 98 basis point decline in the average rate paid. The overall rate paid on total deposits decreased from .54% in 2019 to .24% in the current year. Interest expense on borrowings decreased $23.4 million mainly due to lower rates paid on federal funds purchased and customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .26% in 2020, compared to .67% in 2019.

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

During 2019, loan interest income (T/E) grew $38.6 million over 2018 mainly due to higher rates earned coupled with increased average balances for business, business real estate and personal real estate loan categories. The average tax equivalent rate earned on the loan portfolio increased 18 basis points to 4.71% in 2019 compared to 4.53% in 2018. In addition, average loan balances increased 2.1%, or $298.6 million, in 2019. Increased interest of $17.5 million earned on business loans was the main driver of overall higher loan interest income, due to growth of $251.1 million in average business loan balances and a 16 basis point increase in the average rate. While higher rates also contributed to the increase in interest income, rates were impacted by actions taken by the Federal Reserve during the second half of 2019 to lower interest rates. Business real estate interest was higher by $10.1 million as a result of an increase in average balances of $121.2 million, along with an increase in the average rate of 17 basis points. Personal real estate loan interest income increased $5.2 million and resulted from growth in average balances of $84.9 million and a nine basis point increase in the average rate earned. Interest on consumer loans increased $3.3 million as the average rate grew 36 basis points, but was partly offset by a decline in average balances of $79.9 million, or 4.0%. Interest on consumer credit card loans grew $1.5 million over 2018 as the average rate earned increased 26 basis points, while average balances declined $4.0 million.

Tax equivalent interest income on total investment securities decreased $5.2 million during 2019, as average balances declined $74.4 million and the average rate earned decreased three basis points. The average rate on the total investment portfolio was 2.81% in 2019 compared to 2.84% in 2018, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $8.7 billion in 2019 compared to an average balance of $8.8 billion in 2018. The decrease in interest income was mainly due to lower interest and dividend income earned on equity and other securities, coupled with decreases in interest earned on state and municipal obligations, GSE's and U.S. government securities. Interest income on equity securities decreased $10.0 million, due to the receipt of $8.9 million in dividend income in the second quarter of 2018, which was related to a liquidated equity security that was carried at fair value. Interest on other securities decreased $3.9 million mainly due to receipts of non-recurring equity investment dividends in 2018, but was partly offset by higher average balances. Interest income on state and municipal obligations decreased $4.5 million, due to lower average balances of $189.7 million, partly offset by an increase of 10 basis points in the average rate earned. Interest income on GSE's decreased $1.5 million, due to a decline in average balances of $117.1 million, partly offset by an increase of 40 basis points in the average rate earned. Interest earned on U.S. government securities fell $752 thousand and was mainly impacted by a decline of $3.0 million in inflation income on TIPS. In addition, average balances declined $70.6 million, while the average rate earned increased 10 basis points. Partly offsetting these decreases in interest income was growth of $12.1 million and $3.3 million in interest earned on mortgage-backed and asset-backed securities, respectively. The growth in mortgage-backed interest resulted mainly from an increase of $391.0 million in average balances, coupled with a three basis point increase in the average rate earned. Asset-backed securities interest increased due to growth of 38 basis points in the average rate earned, partly offset by a decline of $83.1 million in average balances.

During 2019, interest expense on deposits increased $27.3 million over 2018 and resulted mainly from a 20 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $11.9 million due to higher rates paid, which rose 11 basis points. The growth in interest expense on certificates of deposit was due to both higher rates paid on all certificates of deposit and higher average balances in certificates of deposit over $100,000, which grew $281.9 million, or 25.3%. The overall rate paid on total deposits increased from .34% in 2018 to .54% in 2019. Interest expense on borrowings increased $10.7 million due to both higher rates paid and higher average balances of federal funds purchased and customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .67% in 2019, compared to .44% in 2018.

Provision for Credit Losses
The provision for credit losses is recorded to bring the allowance for credit losses on loans and the liability for unfunded lending commitments to a level deemed adequate by management based on the factors mentioned in the “Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments” section of this discussion. The provision for credit losses totaled $137.2 million in 2020, an increase of $86.8 million from the 2019 provision of $50.4 million. In 2019, the provision for credit losses on loans exceeded net loan charge-offs by $750 thousand, increasing the allowance for credit losses on loans by the same amount, whereas the 2020 provision for credit losses on loans was $81.2 million greater than net loan charge-offs for the year. In 2020, the provision for credit losses on unfunded lending commitments totaled $21.1 million.
Net loan charge-offs for the year totaled $34.9 million and decreased $14.8 million compared to $49.7 million in 2019. The decrease in net loan charge-offs from the previous year was mainly the result of lower net charge-offs on credit card loans and consumer loans, which decreased $9.4 million and $4.1 million, respectively. In addition, business loan net charge-offs decreased $437 thousand, while revolving home equity loan and personal real estate loan net recoveries increased $375 thousand and $347 thousand, respectively. The allowance for credit losses on loans totaled $220.8 million at December 31, 2020, an increase of $60.2 million compared to the prior year, and represented 1.35% of loans at year end 2020, compared to 1.09% at December 31, 2019. The liability for unfunded lending commitments totaled $38.3 million at December 31, 2020.

Non-Interest Income

				% Change
(Dollars in thousands)	2020	2019	2018	'20-'19	'19-'18
Bank card transaction fees	$151,797	$167,879	$171,576	(9.6%)	(2.2%)
Trust fees	160,637	155,628	147,964	3.2	5.2
Deposit account charges and other fees	93,227	95,983	94,517	(2.9)	1.6
Capital market fees	14,582	8,146	7,721	79.0	5.5
Consumer brokerage services	15,095	15,804	15,807	(4.5)	—
Loan fees and sales	26,684	15,767	12,723	69.2	23.9
Other	43,845	65,496	51,033	(33.1)	28.3
Total non-interest income	$505,867	$524,703	$501,341	(3.6%)	4.7%
Non-interest income as a % of total revenue*	37.9%	39.0%	37.8%
Total revenue per full-time equivalent employee	$280.3	$277.1	$276.4
*    Total revenue is calculated as net interest income plus non-interest income.

Below is a summary of net bank card transaction fees for the years ended December 31, 2020, 2019 and 2018, respectively.

				% Change
(Dollars in thousands)	2020	2019	2018	'20-'19	'19-'18
Net debit card fees	$37,644	$40,025	$39,738	(5.9%)	.7%
Net credit card fees	13,393	14,177	12,965	(5.5)	9.3
Net merchant fees	18,386	19,289	19,233	(4.7)	.3
Net corporate card fees	82,374	94,388	99,640	(12.7)	(5.3)
Total bank card transaction fees	$151,797	$167,879	$171,576	(9.6%)	(2.2%)
Non-interest income totaled $505.9 million, a decrease of $18.8 million, or 3.6%, compared to $524.7 million in 2019. Bank card fees decreased $16.1 million, or 9.6%, from the prior year, due to declines in net corporate card fees of $12.0 million, net debit card fees of $2.4 million, net merchant fees of $903 thousand and net credit card fees of $784 thousand. The decline in net corporate card fees from the prior year was due to lower transaction volume, partly offset by lower network and rewards expense. The decline in net credit and debit card fees was mainly due to lower interchange income. The decline in net credit card fees was partly offset by lower rewards expense. Net merchant fees fell due to lower merchant discount fees, partly offset by higher interchange income and lower network expense. Trust fee income increased $5.0 million, or 3.2%, as a result of continued growth in private client trust fees (up 4.3%), which comprised 77.2% of trust fee income in 2020. The market value of total customer trust assets totaled $61.2 billion at year end 2020, which was an increase of 7.9% over year end 2019 balances. Deposit account fees decreased $2.8 million, or 2.9%, mainly due to a decline of $7.6 million in overdraft and return item fees, partly offset by growth of $5.3 million in corporate cash management fees. In 2020, corporate cash management fees comprised 50.2% of total deposit fees, while overdraft fees comprised 24.6% of total deposit fees. Capital market fees grew $6.4 million, or 79.0%, compared to the prior year, mostly due to higher sales volume, while consumer brokerage services fell $709 thousand, or 4.5%. Loan fees and sales increased $10.9 million, or 69.2%, mainly due to growth in mortgage banking revenue. Mortgage banking revenue totaled $20.7 million in 2020 compared to $10.8 million in 2019 and increased as a result of higher loan originations in 2020. Other non-interest income decreased $21.7 million, or 33.1%, mainly due to a one-time gain of $11.5 million resulting from the sale of the Company's corporate trust business in the fourth quarter of 2019. In addition, cash sweep commissions and interest rate swap fees decreased $2.1 million and $4.4 million, respectively.

During 2019, non-interest income increased $23.4 million, or 4.7%, to $524.7 million compared to $501.3 million in 2018. Bank card fees decreased $3.7 million, or 2.2%, from 2018. This decrease included a decline in net corporate card fees of $5.3 million, partly offset by growth in net credit card fees of $1.2 million and net debit card fees of $287 thousand. Trust fee income increased $7.7 million, or 5.2%, as a result of growth in private client trust fees (up 6.5%), which comprised 76.4% of trust fee income in 2019. The market value of total customer trust assets totaled $56.7 billion at year end 2019, which was an increase of 13.3% over year end 2018 balances. Deposit account fees increased $1.5 million, or 1.6%, mainly due to growth of $3.0 million in corporate cash management fees. This increase was partly offset by declines of $872 thousand in overdraft and return item fees and $636 thousand in deposit account service charges. Capital market fees grew $425 thousand, or 5.5%, compared to the prior year, while loan fees and sales increased $3.0 million, or 23.9%, mainly due to growth in mortgage banking revenue as a result of higher loan originations in 2019. Other non-interest income increased $14.5 million, or 28.3%, mainly due to the one-time gain of $11.5 million, mentioned above. In addition, cash sweep commissions increased $2.7 million and higher gains of $2.4 million were recorded on sales of leased assets to customers upon lease termination. These increases were partly offset by gains of $6.6 million recorded on the sales of branch properties in 2018.

Investment Securities Gains (Losses), Net

(In thousands)	2020	2019	2018
Net gains (losses) on sales of available for sale debt securities	$21,096	$(214)	$(9,653)
Net gains on sales and fair value adjustments of equity securities	39	3,606	4,301
Adjustment for dividend income on a liquidated equity investment	—	—	(8,917)
Net gains (losses) on sales and fair value adjustments of private equity investments	(10,103)	367	13,849
Other	—	(133)	(68)
Total investment securities gains (losses), net	$11,032	$3,626	$(488)

Net gains and losses on investment securities during 2020, 2019 and 2018 are shown in the table above. Included in these amounts are gains and losses arising from sales of securities from the Company’s available for sale debt portfolio and gains and losses relating to private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiary. The gains and losses on private equity investments include fair value adjustments, in addition to gains and losses realized upon disposition. The portions of private equity investment gains and losses that are attributable to minority interests are reported as non-controlling interest in the consolidated statements of income, and resulted in income of $1.4 million in 2020, compared to expense of $348 thousand in 2019 and expense of $2.8 million in 2018.
Net securities gains of $11.0 million were recorded in 2020, which included $21.1 million in net gains realized on bond sales resulting from the Company's sale of approximately $602 million (book value) of bonds, mainly mortgage-backed securities and municipal securities. These gains were offset by net losses totaling $10.1 million of fair value adjustments on private equity investments, in addition to net gains totaling $37 thousand of fair value adjustments on equity investments.
Net securities gains of $3.6 million were recorded in 2019, which included $214 thousand in net losses realized on bond sales resulting from the Company's sale of approximately $400 million (book value) of bonds, mainly municipal securities, treasuries and asset-backed securities. Net securities gains also included $3.3 million in gains from sales of equity investments, net gains of $344 thousand in fair value adjustments on equity investments, and a $1.1 million in gain from the sale of a private equity investment. These gains were offset by net losses totaling $727 thousand of fair value adjustments on private equity investments.
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

Non-Interest Expense

				% Change
(Dollars in thousands)	2020	2019	2018	'20-'19	'19-'18
Salaries	$436,087	$416,869	$396,897	4.6%	5.0%
Employee benefits	76,900	76,058	71,297	1.1	6.7
Net occupancy	46,645	47,157	46,044	(1.1)	2.4
Equipment	18,839	19,061	18,125	(1.2)	5.2
Supplies and communication	17,419	20,394	20,637	(14.6)	(1.2)
Data processing and software	95,325	92,899	85,978	2.6	8.0
Marketing	19,734	21,914	20,548	(9.9)	6.6
Other	57,429	73,046	78,295	(21.4)	(6.7)
Total non-interest expense	$768,378	$767,398	$737,821	0.1%	4.0%
Efficiency ratio	57.2%	56.9%	55.6%
Salaries and benefits as a % of total non-interest expense	66.8%	64.2%	63.5%
Number of full-time equivalent employees	4,766	4,858	4,795
Non-interest expense was $768.4 million in 2020, an increase of $980 thousand, or .1%, over the previous year. Salaries and benefits expense increased $20.1 million, or 4.1%, mainly due to higher costs for full-time salaries and incentive compensation. Full-time salaries expense increased due to growth in commercial, information technology, wealth management and other support unit salaries expense, while incentive compensation saw increases in mortgage, capital markets, and in association with the origination of PPP loans. Full-time equivalent employees totaled 4,766 at December 31, 2020, reflecting a 1.9% decrease from 2019. Occupancy expense decreased $512 thousand, or 1.1%, mainly due to lower utilities and outside services expense, partly offset by higher building depreciation expense. Equipment expense decreased $222 thousand, or 1.2%, while supplies and communication expense decreased $3.0 million, or 14.6%, as a result of lower supplies, postage and bank card issuance fees. Data processing and software expense increased $2.4 million, or 2.6%, primarily due to higher costs for service providers and software expense, partly offset by lower bank card processing fees, while marketing expense decreased $2.2 million, or 9.9%. Other non-interest expense decreased $15.6 million, or 21.4%, from the prior year mainly due to higher deferred origination costs (up $3.7 million) and lower travel and entertainment (down $8.7 million) and education expense (down $1.2 million). These decreases were partly offset by higher deposit insurance expense (up $1.2 million), as well as higher impairment expense (up $1.8 million) and amortization (up $2.4 million) on the Company's mortgage servicing rights.

In 2019, non-interest expense was $767.4 million in 2019, an increase of $29.6 million, or 4.0%, over 2018. Salaries and benefits expense increased $24.7 million, or 5.3%, mainly due to higher full-time salaries and medical expense. Full-time salaries expense increased due to growth in consumer, commercial, information technology and other support unit salaries expense. Full-time equivalent employees totaled 4,858 at December 31, 2019, reflecting a 1.3% increase over 2018. Occupancy expense increased $1.1 million, or 2.4%, mainly due to higher real estate taxes and building depreciation expense, partly offset by a decline in utilities expense. Equipment expense increased $936 thousand, or 5.2%, due to higher equipment depreciation expense. Data processing and software expense increased $6.9 million, or 8.0%, primarily due to higher costs for service providers and higher bank card processing expense. Marketing expense increased $1.4 million, or 6.6%, due to increased marketing efforts to support consumer and healthcare banking initiatives, partly offset by bank card marketing initiatives in 2018. Other expense declined $5.2 million, or 6.7%, from 2018 mainly due to lower deposit insurance expense as a result of reduced FDIC insurance rates.

Income Taxes
Income tax expense was $87.3 million in 2020, compared to $109.1 million in 2019 and $105.9 million in 2018. The effective tax rate, including the effect of non-controlling interest, was 19.8% in 2020 compared to 20.6% in 2019 and 19.6% in 2018. The decrease in effective tax rate in 2020 compared to 2019 was primarily driven by lower state and local income taxes. Additional information about income tax expense is provided in Note 9 to the consolidated financial statements.

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

	Balance at December 31
(In thousands)	2020	2019	2018	2017	2016
Commercial:
Business	$6,546,087	$5,565,449	$5,106,427	$4,958,554	$4,776,365
Real estate — construction and land	1,021,595	899,377	869,659	968,820	791,236
Real estate — business	3,026,117	2,833,554	2,875,788	2,697,452	2,643,374
Personal banking:
Real estate — personal	2,820,030	2,354,760	2,127,083	2,062,787	2,010,397
Consumer	1,950,502	1,964,145	1,955,572	2,104,487	1,990,801
Revolving home equity	307,083	349,251	376,399	400,587	413,634
Consumer credit card	655,078	764,977	814,134	783,864	776,465
Overdrafts	3,149	6,304	15,236	7,123	10,464
Total loans	$16,329,641	$14,737,817	$14,140,298	$13,983,674	$13,412,736

The contractual maturities of business and real estate loan categories at December 31, 2020, and a breakdown of those loans between fixed rate and floating rate loans are as follows.

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Business	$3,034,763	$3,087,617	$423,707	$6,546,087
Real estate — construction and land	571,846	428,940	20,809	1,021,595
Real estate — business	696,281	1,789,893	539,943	3,026,117
Real estate — personal	185,038	603,972	2,031,020	2,820,030
Total business and real estate loans	$4,487,928	$5,910,422	$3,015,479	$13,413,829

Business and real estate loans:
Loans with fixed rates	32.0%	58.6%	66.1%	51.4%
Loans with floating rates	68.0%	41.4%	33.9%	48.6%
Total business and real estate loans	100.0%	100.0%	100.0%	100.0%

The following table shows loan balances at December 31, 2020, segregated between those with fixed interest rates and those with variable rates that fluctuate with an index.

(In thousands)	Fixed Rate Loans	Variable Rate Loans	Total	% Variable Rate Loans
Business	$3,445,886	$3,100,201	$6,546,087	47.4%
Real estate — construction and land	27,673	993,922	1,021,595	97.3
Real estate — business	1,366,653	1,659,464	3,026,117	54.8
Real estate — personal	2,053,807	766,223	2,820,030	27.2
Consumer	1,282,923	667,579	1,950,502	34.2
Revolving home equity	3,693	303,390	307,083	98.8
Consumer credit card	33,585	621,493	655,078	94.9
Overdrafts	3,149	—	3,149	—
Total loans	$8,217,369	$8,112,272	$16,329,641	49.7%

Total loans at December 31, 2020 were $16.3 billion, an increase of $1.6 billion, or 10.8%, over balances at December 31, 2019. The growth in loans during 2020 occurred in the business, construction, business real estate and personal real estate loan categories, while consumer, consumer credit card, revolving home equity and overdraft loan categories declined from the prior year. Business loans increased $980.6 million, or 17.6%, reflecting growth in commercial and industrial loans and commercial card, while lease lending and tax-advantaged lending remained mostly flat. The Company funded $1.5 billion of PPP loans during 2020, all of which were fixed rate loans carrying a 1% interest rate. For these loans, the Company collected fees paid by the SBA totaling $41.0 million, of which $21.4 million were recognized in net interest income during 2020. Construction loans increased $122.2 million, or 13.6% mainly due to growth in commercial construction lending. Business real estate loans increased $192.6 million, or 6.8%, due mainly to increases in owner-occupied and office lending. Business real estate hotel, senior living, and industrial lending also grew this year, while retail lending declined. Personal real estate loans increased $465.3 million, or 19.8%, due to continued strong demand for residential mortgage loans. The Company sells certain long-term fixed rate mortgage loans to the secondary market, and loan sales in 2020 totaled $275.1 million, compared to $239.0 million in 2019. Consumer loans decreased $13.6 million, or .7%, due to decreases in auto lending, fixed rate home equity loans, and health service financing lending, along with continued run off of marine and recreational vehicle loan balances. These decreases were partly offset by an increase in private banking loans. Consumer credit card loans decreased $109.9 million, or 14.4% and revolving home equity loan balances declined $42.2 million, or 12.1%, compared to balances at year end 2019.

The Company currently holds approximately 29% of its loan portfolio in the Kansas City market, 29% in the St. Louis market, and 42% in other regional markets. The portfolio is diversified from a business and retail standpoint, with 65% in loans to businesses and 35% in loans to consumers. The Company believes a diversified approach to loan portfolio management, strong underwriting criteria and an aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and credit losses on loans experienced over the last several years.

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. At December 31, 2020, the balance of SNC loans totaled approximately $1.0 billion, with an additional $1.7 billion in unfunded commitments, compared to a balance of $1.1 billion, with an additional $1.4 billion in unfunded commitments, at year end 2019.

Commercial Loans
Business
Total business loans amounted to $6.5 billion at December 31, 2020 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax-advantaged loans and leases which carry tax free interest rates. These loans totaled $861.0 million at December 31, 2020, an increase of $2.9 million, or .3%, from December 31, 2019 balances. The business loan portfolio also includes direct financing and sales type leases totaling $584.3 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These lease-related loans were flat compared to 2019. Additionally, the Company has outstanding oil and gas energy-related loans totaling $178.7 million at December 31, 2020, which are further discussed within the Oil and Gas Energy Lending section of the Risk Elements of Loan Portfolio section located within Management's Discussion and Analysis of Financial Condition and Results of Operations. Also included in the business portfolio are corporate card loans, which totaled $333.2 million at December 31, 2020 and are made in conjunction with the Company’s corporate card business for corporate trade purchases. Corporate card loans are made to corporate, non-profit and government customers nationwide, but have very short-term maturities, which limits credit risk.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado, Texas, Tennessee, Michigan, Indiana, and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, health care, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $3.7 million in 2020 compared to net loan charge-offs of $4.1 million recorded in 2019. Non-accrual business loans were $22.5 million (.3% of business loans) at December 31, 2020 compared to $7.5 million at December 31, 2019.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $1.0 billion at December 31, 2020, which was an increase of $122.2 million, or 13.6%, from the prior year and comprised 6.3% of the Company’s total loan portfolio. Commercial construction and land development loans totaled $867.6 million, or 84.9% of total construction loans at December 31, 2020. These loans increased $162.5 million from 2019 year end balances, driving the growth in the total construction portfolio. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2020 totaled $154.0 million, or 15.1% of total construction loans. A stable construction market has contributed to low loss rates on these loans, with net loan recoveries of $3 thousand and $117 thousand recorded in 2020 and 2019, respectively.

Real Estate-Business
Total business real estate loans were $3.0 billion at December 31, 2020 and comprised 18.5% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, distribution facilities, multi-family housing, farms, shopping centers, hotels and motels, churches, and other commercial properties. The business real estate borrowers and/or properties are generally located in local and regional markets where Commerce does business, and emphasis is placed on owner-occupied lending (37.9% of this portfolio), which presents lower risk levels. Additional information about business real estate loans by borrower is disclosed within the Real Estate - Business Loans section of the Risk Elements of Loan Portfolio section located within Management's Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2020, balances of non-accrual loans amounted to $2.2 million, up from $1.0 million at year end 2019, but less than .1% of business real estate loans at year end 2020. The Company experienced net loan recoveries of $47 thousand in 2020, compared to net loan recoveries of $60 thousand in 2019.

Personal Banking Loans
Real Estate-Personal
At December 31, 2020, there were $2.8 billion in outstanding personal real estate loans, which comprised 17.3% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable and fixed rate mortgage loans, and at December 31, 2020, 27% of the portfolio was comprised of adjustable rate loans, while 73% was comprised of fixed rate loans. The Company does not purchase any loans from outside parties or brokers, and has never maintained no-document products. Levels of mortgage loan origination activity increased in 2020, with originations of $1.5 billion in 2020 compared to $871.6 million in 2019. Net loans retained by the Company increased $465.3 million, driven by growth in new loan production aided by the lower interest rate environment. Loans sold to the secondary market increased $36.1 million. The loan sales were made under an initiative to originate and sell certain long term fixed rate loans, resulting in sales of $275.1 million in 2020 compared to $239.0 million in 2019. The Company has experienced lower credit losses on loans in this category than many others in the industry and believes this is partly because of its conservative underwriting culture and the fact that it does not purchase loans from brokers. Net loan recoveries in 2020 totaled $291 thousand, and net loan charge-offs were $56 thousand in 2019. Balances of non-accrual loans in this category were $1.8 million at December 31, 2020, compared to $1.7 million at year end 2019.

Consumer
Consumer loans consist of private banking, automobile, motorcycle, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, patient health care financing and other types of consumer loans. These loans totaled $2.0 billion at year end 2020. Approximately 45% of the consumer portfolio consists of automobile loans, 24% in private banking loans, 13% in fixed rate home equity loans, 10% in healthcare financing loans, 3% in motorcycle loans, and 1% in marine and RV loans. Total consumer loans decreased $13.6 million at year end 2020 compared to year end 2019. Growth of $65.3 million in private banking loans was offset by declines of $28.3 million in automobile loans, $21.7 million in fixed rate home equity loans, $11.1 million in patient healthcare financing, $10.3 million in marine and RV loans, and $4.3 million in motorcycle loans. Net charge-offs on total consumer loans were $4.4 million in 2020, compared to $8.6 million in 2019, averaging .23% and .44% of consumer loans in 2020 and 2019, respectively.

Revolving Home Equity
Revolving home equity loans, of which 99% are adjustable rate loans, totaled $307.1 million at year end 2020. An additional $773.5 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net recoveries totaled $166 thousand in 2020, compared to net charge-offs of $209 thousand in 2019.

Consumer Credit Card
Total consumer credit card loans amounted to $655.1 million at December 31, 2020 and comprised 4.0% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 40% of the households that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. At December 31, 2020, approximately 95% of the outstanding credit card loan balances had a floating interest rate, compared to 93% in the prior year. Net charge-offs amounted to $26.0 million in 2020, a decrease of $9.4 million from $35.4 million in 2019.

Loans Held for Sale
At December 31, 2020, loans held for sale were comprised of certain long-term fixed rate personal real estate loans and loans extended to students while attending colleges and universities. The personal real estate loans are carried at fair value and totaled $39.4 million at December 31, 2020. The student loans, carried at the lower of cost or fair value, totaled $5.7 million at December 31, 2020. Both of these portfolios are further discussed in Note 2 to the consolidated financial statements.

Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments
The Company has an established process to determine the amount of the allowance for credit losses on loans and the liability for unfunded lending commitments, which assesses the risks and losses expected in its portfolios. This process provides an allowance based on estimates of allowances for pools of loans and unfunded lending commitments, as well as a second, smaller component based on certain individually evaluated loans and unfunded lending commitments. The Company's policies and processes for determining the allowance for credit losses on loans and the liability for unfunded lending commitments are discussed in Note 1 to the consolidated financial statements and in the "Allowance for Credit Losses" discussion within Critical Accounting Policies above.

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

The Company adopted ASU 2016-13, known as the current expected credit loss (CECL) model, on January 1, 2020. Upon adoption, the allowance for credit losses on loans was reduced $21.0 million and the liability for unfunded lending commitments increased $16.1 million. The decrease in the allowance for credit losses on loans at the time of adoption was significantly influenced by the forecasted economic environment used in the estimation process as required by CECL, which was characterized by low unemployment. As the estimation model for credit losses on lending commitments became governed by CECL, the Company increased the related liability for unfunded lending commitments (mostly related to construction lending), as the Company expected to fully fund the commitments under these contracts.

The table below shows the composition of the allowance by loan class at December 31, 2019, January 1, 2020 (at the adoption of CECL), and December 31, 2020.

	December 31, 2019		January 1, 2020 (Implementation)		December 31, 2020
(Dollars in thousands)	Allowance for Loan Losses	ALL as a % of Loans	Allowance for Credit Losses	ACL as a % of Loans	Allowance for Credit Losses	ACL as a % of Loans
Commercial:
Business	$44,268.80%		$37,940.68%		$63,660.97%
RE - construction and land	21,589	2.40	9,204	1.02	27,836	2.72
RE - business	25,903.91		14,905.53		30,053.99
	91,760.99		62,049.67		121,549	1.15
Personal Banking:
RE - personal	3,125.13		4,855.21		8,304.29
Consumer	15,932.81		14,518.74		15,244.78
Revolving home equity	638.18		1,624.46		1,475.48
Consumer credit card	47,997	6.27	56,495	7.39	74,001	11.30
Overdrafts	1,230	19.51	102	1.62	261	8.29
	68,922	1.27	77,594	1.43	99,285	1.73
Total	$160,682	1.09%	$139,643.95%		$220,834	1.35%

The allowance for credit losses on loans and the liability for unfunded lending commitments are estimates that require significant judgment including projections of the macro-economic environment. The Company utilizes a third-party macro-economic forecast that continuously changes due to economic conditions and events. These changes in the forecast cause fluctuations in the allowance for credit losses on loans and the liability for unfunded lending commitments. The Company used its best judgment to assess the macro-economic forecast and internal loss data in estimating the allowance for credit losses on loans and the liability for unfunded lending commitments. These estimates are subject to periodic refinement based on changes in the underlying external and internal data. Events such as government-required business lock downs, trends in infection and mortality rates, government stimulus payments, and widespread vaccinations could significantly modify the economic projections used in the forecast to estimate the allowance for credit losses on loans and the liability for unfunded lending commitments.

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

At December 31, 2020, the allowance for credit losses on loans was $220.8 million, compared to $139.6 million at January 1, 2020, the adoption of CECL. The allowance for credit losses related to commercial loans increased $59.5 million, due to increases in the allowance on business, construction and business real estate loans of $25.7 million, $18.6 million, and $15.1 million, respectively. Compared to January 1, 2020, the allowance for credit losses on consumer credit card, personal real estate, and consumer loans increased $17.5 million, $3.4 million, and $726 thousand, respectively. These large increases resulted from the sudden entrance into a sharp recession brought on by an unprecedented pandemic. The economic outlook shifted from a stable economy with low unemployment at January 1, 2020 to an uncertain economic projection at December 31, 2020, defined by higher unemployment and other business and personal disruptions caused by COVID-19. Given the significant uncertainty of the economic projections of a pandemic-induced recession, the credit loss estimate utilized in the Company's CECL model uses a short reasonable and supportable forecasted period. As businesses navigate through the current recession, key assumptions utilized in the Company's CECL model may be modified. Traditional credit quality indicators, such as net charge-off experience, greater than 90 days delinquent statistics and decreases in the internal risk rating to special mention or substandard ratings, are lagging credit quality indicators and do not yet reflect the expected impacts of the crisis, as changes in these indicators may be delayed by the Company's offering of certain assistance programs to impacted customers as allowed by various regulations and as customers are able to participate in various governmental support programs. See Note 2 for further discussion of the credit quality indicators, and refer to Risk Elements of the Loan Portfolio, Loans with Special Risk Characteristics for further information about the assistance programs offered by the Company to its customers. See Note 2 to the consolidated financial statements for the various model assumptions utilized in the Company's CECL estimate at December 31, 2020.

The percentage of allowance to loans increased to 1.35% at December 31, 2020, compared to .95% at the implementation of CECL, for the reasons described above. Included within business loans at December 31, 2020 are approximately $1.4 billion PPP loans that are fully guaranteed by the government, and therefore, no allowance for credit losses was estimated for these loans. Excluding the PPP loans, the allowance for credit losses on loans was 1.48% of loans at December 31, 2020.

Total loans delinquent 90 days or more and still accruing were $22.2 million at December 31, 2020, an increase of $2.3 million compared to year end 2019. The increase was mainly driven by increases of $2.7 million in business, $1.1 million in personal real estate, and $1.3 million in consumer loans delinquent 90 days or more, partly offset by a decrease of $3.5 million in construction loan delinquencies. Non-accrual loans at December 31, 2020 were $26.5 million, an increase of $16.3 million over the prior year, mainly due to an increase in business and business real-estate non-accrual loans of $15.0 million and $1.2 million, respectively. The 2020 year end balance of non-accrual loans was comprised of $22.5 million of business loans, $2.2 million of business real estate loans and $1.8 million of personal real estate loans.

Net loan charge-offs totaled $34.9 million in 2020, representing a $14.8 million decrease compared to net charge-offs of $49.7 million in 2019. The decrease was largely due to lower credit card loan and consumer loan net charge-offs of $9.4 million and $4.1 million, respectively. In addition, business loan net charge-offs decreased $437 thousand, while revolving home equity loan and personal real estate loan net recoveries increased $375 thousand and $347 thousand, respectively. The decreases in net charge-offs on consumer credit card, consumer and business loans were primarily the result of various COVID-19 relief programs that allowed customers to defer loan payments without advancing in past due or charge-off status. Many of these customers have resumed to normal scheduled payments. See Risk Elements of the Loan Portfolio, Loans with Special Characteristics for further information. Consumer credit card net charge-offs were 3.88% of average consumer credit card loans in 2020 compared to 4.63% in 2019. Consumer credit card loan net charge-offs as a percentage of total net charge-offs increased to 74.5% in 2020 compared to 71.3% in 2019. Consumer loan net charge-offs were .23% of average consumer loans in 2020, compared to .44% in 2019, and represented 12.7% of total net loan charge-offs in 2020. The ratio of net charge-offs to total average loans outstanding in 2020 was .22%, compared to .35% in 2019 and .30% in 2018.

As noted above, on January 1, 2020, the estimation model for credit losses on lending commitments became governed by CECL, and at adoption, the Company increased the related liability for unfunded lending commitments by $16.1 million to $17.2 million. At December 31, 2020, the liability for unfunded lending commitments was $38.3 million, an increase of $21.1 million compared to January 1, 2020. The Company's unfunded lending commitments primarily relate to construction loans. The increase in the liability for unfunded lending commitments during 2020 was driven by the impact of the pandemic-driven recession on the economy. The Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The provision for credit losses, which includes the provision for loans and unfunded lending commitments, was $137.2 million in 2020, compared to $50.4 million in 2019 and $42.7 million in 2018.

The Company considers the allowance for credit losses on loans and the liability for unfunded lending commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at December 31, 2020.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for credit losses on loans:

	Years Ended December 31
(Dollars in thousands)	2020	2019	2018	2017	2016
Loans outstanding at end of year(A)	$16,329,641	$14,737,817	$14,140,298	$13,983,674	$13,412,736
Average loans outstanding(A)	$15,896,848	$14,224,637	$13,926,079	$13,611,699	$12,927,778
Allowance for credit losses:
Balance at end of prior year	$160,682	$159,932	$159,532	$155,932	$151,532
Adoption of ASU 2016-13	(21,039)	—	—	—	—
Balance at beginning of year	139,643	159,932	159,532	155,932	151,532
Provision for credit losses on loans	116,049	50,438	42,694	45,244	36,318
Loans charged off:
Business	7,862	4,622	3,144	2,410	2,549
Real estate — construction and land	—	7	—	1	515
Real estate — business	—	82	20	127	194
Real estate — personal	42	294	176	417	556
Consumer	7,769	12,048	12,897	13,415	12,711
Revolving home equity	79	487	357	488	860
Consumer credit card	32,541	42,254	36,931	36,114	31,616
Overdrafts	1,754	2,086	2,296	2,207	1,977
Total loans charged off	50,047	61,880	55,821	55,179	50,978
Recoveries of loans previously charged off:
Business	4,197	520	1,042	1,032	1,933
Real estate — construction and land	3	124	635	1,192	4,227
Real estate — business	47	142	398	330	1,475
Real estate — personal	333	238	511	722	562
Consumer	3,325	3,494	3,611	3,436	3,664
Revolving home equity	245	278	302	303	375
Consumer credit card	6,562	6,833	6,353	5,861	6,186
Overdrafts	477	563	675	659	638
Total recoveries	15,189	12,192	13,527	13,535	19,060
Net loans charged off	34,858	49,688	42,294	41,644	31,918
Balance at end of year	$220,834	$160,682	$159,932	$159,532	$155,932
Ratio of allowance to loans at end of year	1.35%	1.09%	1.13%	1.14%	1.16%
Ratio of provision to average loans outstanding	.73%	.35%	.31%	.33%	0.28%
(A)    Net of unearned income, before deducting allowance for credit losses on loans, excluding loans held for sale.

	Years Ended December 31
	2020	2019	2018	2017	2016
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	.06%	.08%	.04%	.03%	.01%
Real estate — construction and land	—	(.01)	(.07)	(.14)	(.48)
Real estate — business	—	—	(.01)	(.01)	(.05)
Real estate — personal	(.01)	—	(.02)	(.02)	—
Consumer	.23	.44	.46	.49	.46
Revolving home equity	(.05)	.06	.01	.05	.12
Consumer credit card	3.88	4.63	3.98	4.07	3.39
Overdrafts	38.11	16.55	33.93	33.71	28.42
Ratio of total net charge-offs to total average loans outstanding	.22%	.35%	.30%	.31%	.25%

The following schedule provides a breakdown of the allowance for credit losses on loans by loan category and the percentage of each loan category to total loans outstanding at year end.

(Dollars in thousands)	2020		2019		2018		2017		2016
	Credit Loss Allowance Allocation	% of Loans to Total Loans	Credit Loss Allowance Allocation	% of Loans to Total Loans	Credit Loss Allowance Allocation	% of Loans to Total Loans	Credit Loss Allowance Allocation	% of Loans to Total Loans	Credit Loss Allowance Allocation	% of Loans to Total Loans
Business	$63,660	40.1%	$44,268	37.8%	$42,890	36.1%	$44,462	35.4%	$43,910	35.6%
RE — construction and land	27,836	6.3	21,589	6.1	22,515	6.2	24,432	6.9	21,841	5.9
RE — business	30,053	18.5	25,903	19.2	27,717	20.3	24,810	19.3	25,610	19.7
RE — personal	8,304	17.3	3,125	16.0	3,250	15.0	4,201	14.8	4,110	15.0
Consumer	15,244	11.9	15,932	13.3	18,007	13.8	19,509	15.0	18,935	14.8
Revolving home equity	1,475	1.9	638	2.4	825	2.7	1,189	2.9	1,164	3.1
Consumer credit card	74,001	4.0	47,997	5.2	43,755	5.8	40,052	5.6	39,530	5.8
Overdrafts	261	—	1,230	—	973.1		877.1		832.1
Total	$220,834	100.0%	$160,682	100.0%	$159,932	100.0%	$159,532	100.0%	$155,932	100.0%

Risk Elements of Loan Portfolio
Management reviews the loan portfolio continuously for evidence of problem loans. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for credit loss, and (if appropriate) partial or full loan charge-off. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. Interest is included in income only as received and only after all previous loan charge-offs have been recovered, so long as management is satisfied there is no impairment of collateral values. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current, and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. Loans that are 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection, or they are comprised of those personal banking loans that are exempt under regulatory rules from being classified as non-accrual. Consumer installment loans and related accrued interest are normally charged down to the fair value of related collateral (or are charged off in full if no collateral) once the loans are more than 120 days delinquent. Credit card loans and the related accrued interest are charged off when the receivable is more than 180 days past due. During 2020, Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law and provided financial institutions the option to suspend the requirement to categorize certain modifications related to the COVID-19 pandemic as troubled debt restructurings. The 2021 Consolidated Appropriations Act signed on December 27, 2020 extends this temporary suspension through January 1, 2022. The Company follows the guidance under the CARES Act when determining if a customer’s modification is subject to troubled debt restructuring classification. Refer to Note 2 for additional information.
The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2020	2019	2018	2017	2016
Total non-accrual loans	$26,540	$10,220	$12,536	$11,983	$14,283
Real estate acquired in foreclosure	93	365	1,413	681	366
Total non-performing assets	$26,633	$10,585	$13,949	$12,664	$14,649
Non-performing assets as a percentage of total loans	.16%	.07%	.10%	.09%	.11%
Non-performing assets as a percentage of total assets	.08%	.04%	.05%	.05%	.06%
Loans past due 90 days and still accruing interest	$22,190	$19,859	$16,658	$18,127	$16,396

The table below shows the effect on interest income in 2020 of loans on non-accrual status at year end.

(In thousands)
Gross amount of interest that would have been recorded at original rate	$1,820
Interest that was reflected in income	522
Interest income not recognized	$1,298

Non-accrual loans totaled $26.5 million at year end 2020, an increase of $16.3 million from the balance at year end 2019. The increase from December 31, 2019 occurred mainly in business loans, which increased $15.0 million, and business real estate loans, which increased $1.2 million. At December 31, 2020, non-accrual loans were comprised of business (84.9%), business real estate (8.4%), and personal real estate (6.7%) loans. Foreclosed real estate totaled $93 thousand at December 31, 2020, a decrease of $272 thousand when compared to December 31, 2019. Total non-performing assets remain low compared to the overall banking industry in 2020, with the non-performing assets to total loans ratio at .08% at December 31, 2020. Total loans past due 90 days or more and still accruing interest were $22.2 million as of December 31, 2020, an increase of $2.3 million when compared to December 31, 2019. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $361.8 million at December 31, 2020, compared with $164.8 million at December 31, 2019, resulting in an increase of $197.0 million or 119.6%. The increase in potential problem loans was largely driven by a $118.6 million increase in business real estate loans, a $49.1 million increase in business loans, and a $28.9 million increase in construction loans.

	December 31
(In thousands)	2020	2019
Potential problem loans:
Business	$133,039	$83,943
Real estate – construction and land	29,378	470
Real estate – business	198,666	80,071
Real estate – personal	670	283
Total potential problem loans	$361,753	$164,767

At December 31, 2020, the Company had $140.6 million of loans whose terms have been modified or restructured, meeting the definition of a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $117.7 million, which are classified as substandard and included in the table above because of this classification.

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

Real Estate - Construction and Land Loans
The Company’s portfolio of construction and land loans, as shown in the table below, amounted to 6.3% of total loans outstanding at December 31, 2020. The largest component of construction and land loans was commercial construction, which increased $157.0 million during the year ended December 31, 2020. At December 31, 2020, multi-family residential construction loans totaled approximately $238.0 million, or 28.8%, of the commercial construction loan portfolio.

(Dollars in thousands)	December 31, 2020	% of Total	% of Total Loans	December 31, 2019	% of Total	% of Total Loans
Commercial construction	$827,546	81.0%	5.1%	$670,590	74.6%	4.6%
Residential construction	94,729	9.3	.6	128,575	14.3	.9
Residential land and land development	59,299	5.8	.4	65,687	7.3	.4
Commercial land and land development	40,021	3.9	.2	34,525	3.8	.2
Total real estate – construction and land loans	$1,021,595	100.0%	6.3%	$899,377	100.0%	6.1%
Real Estate – Business Loans
Total business real estate loans were $3.0 billion at December 31, 2020 and comprised 18.5% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, distribution facilities, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 37.9% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	December 31, 2020	% of Total	% of Total Loans	December 31, 2019	% of Total	% of Total Loans
Owner-occupied	$1,145,862	37.9%	7.0%	$1,048,716	37.0%	7.1%
Office	385,392	12.7	2.4	297,278	10.5	2.0
Retail	349,461	11.5	2.1	383,234	13.5	2.6
Multi-family	301,161	10.0	1.8	306,577	10.8	2.1
Hotels	271,189	9.0	1.7	210,557	7.4	1.4
Senior living	195,800	6.5	1.2	164,000	5.8	1.1
Farm	169,692	5.6	1.0	177,669	6.3	1.2
Industrial	78,341	2.6	.5	108,285	3.8	.7
Other	129,219	4.2	.8	137,238	4.9	1.0
Total real estate - business loans	$3,026,117	100.0%	18.5%	$2,833,554	100.0%	19.2%

Revolving Home Equity Loans
The Company has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (93.2%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the following tables, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. The weighted average FICO score for the total portfolio balance at December 31, 2020 was 793. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. Over the next three years, approximately 15.9% of the Company's current outstanding balances are expected to mature. Of these balances, 90.1% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

(Dollars in thousands)	Principal Outstanding at December 31, 2020	*	New Lines Originated During 2020	*	Unused Portion of Available Lines at December 31, 2020	*	Balances Over 30 Days Past Due	*
Loans with interest-only payments	$286,126	93.2%	$154,032	50.2%	$752,180	244.9%	$1,046.3%
Loans with LTV:
Between 80% and 90%	29,318	9.5	20,707	6.7	47,588	15.5	403.1
Over 90%	2,784	1.0	1,834.6		2,895	0.9	—	—
Over 80% LTV	32,102	10.5	22,541	7.3	50,483	16.4	403.1
Total loan portfolio from which above loans were identified	307,083		161,260		773,462
* Percentage of total principal outstanding of $307.1 million at December 31, 2020.

(Dollars in thousands)	Principal Outstanding at December 31, 2019	*	New Lines Originated During 2019	*	Unused Portion of Available Lines at December 31, 2019	*	Balances Over 30 Days Past Due	*
Loans with interest-only payments	$321,126	91.9%	$173,969	49.8%	$725,187	207.6%	$1,422.4%
Loans with LTV:
Between 80% and 90%	37,347	10.7	22,603	6.5	43,313	12.4	213.1
Over 90%	3,775	1.1	1,643.4		4,969	1.4	23	—
Over 80% LTV	41,122	11.8	24,246	6.9	48,282	13.8	236.1
Total loan portfolio from which above loans were identified	349,251		184,085		751,283
* Percentage of total principal outstanding of $349.3 million at December 31, 2019.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines comprised mainly of loans secured by automobiles, motorcycles, marine, and RVs. Auto loans comprised 45% of the consumer loan portfolio at December 31, 2020, and outstanding balances in the auto loan portfolio were $879.9 million and $908.3 million at December 31, 2020 and 2019, respectively. The balances over 30 days past due amounted to $9.2 million at December 31, 2020, compared to $13.2 million at the end of 2019, and comprised 1.0% of the outstanding balances of these loans at December 31, 2020 compared to 1.5% at December 31, 2019. For the year ended December 31, 2020, $399.3 million of new auto loans were originated, compared to $414.9 million during 2019. At December 31, 2020, the automobile loan portfolio had a weighted average FICO score of 758, and net charge-offs on auto loans were .32% of average auto loans at December 31, 2020.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 13% of the consumer loan portfolio at December 31, 2020. Losses on these loans have historically been low, and the Company saw recoveries of $70 thousand in 2020. Private banking loans comprised 24% of the consumer loan portfolio at December 31, 2020. The Company's private banking loans are generally well-collateralized and at December 31, 2020 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $1.6 million in 2020 and were .20% of the average balances of these loans at December 31, 2020.

Consumer Credit Card Loans
The Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at December 31, 2020 of $655.1 million in consumer credit card loans outstanding, approximately $106.6 million, or 16.3%, carried a low promotional rate. Within the next six months, $36.9 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card promotional feature, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $178.7 million at December 31, 2020, a decrease of $18.7 million from year end 2019, as shown in the table below.

(In thousands)	December 31, 2020	December 31, 2019	Unfunded commitments at December 31, 2020
Extraction	$133,866	$177,903	$43,507
Downstream distribution and refining	18,365	7,168	24,263
Mid-stream shipping and storage	15,634	4,763	81,851
Support activities	10,864	7,598	11,907
Total energy lending portfolio	$178,729	$197,432	$161,528

Information about the credit quality of the Company's energy lending portfolio as of December 31, 2020 and December 31, 2019 is provided in the table below.

(Dollars in thousands)	December 31, 2020	% of Energy Lending	December 31, 2019	% of Energy Lending
Pass	$126,380	70.7%	$170,938	86.6%
Special mention	17,978	10.1	6,961	3.5
Substandard	31,676	17.7	16,600	8.4
Non-accrual	2,695	1.5	2,933	1.5
Total	$178,729	100.0%	$197,432	100.0%

Energy lending balances classified as substandard and non-accrual represented 17.7% and 1.5% respectively, of total energy lending loan balances at December 31, 2020. The Company recorded $15 thousand of net loan charge-offs on energy loans for the year ended December 31, 2020. There were no net loan charge-offs on energy loans for the year ended December 31, 2019.

Pandemic-Sensitive Industry Lending
As a result of the ongoing COVID-19 global pandemic, the U.S. economy is currently in an unprecedented state of uncertainty. While nearly every industry has been impacted to some degree by business disruptions, the Company identified the following industries and lending exposures, excluding PPP loans, within its loan portfolio at December 31, 2020 and December 31, 2019.

(In thousands)	December 31, 2020	% of Loan Portfolio at December 31, 2020	December 31, 2019	Unfunded commitments at December 31, 2020
Hospitals	$729,184	4.9%	$678,466	$1,723,537
Multifamily and student housing	550,345	3.7	528,280	301,464
Commercial real estate - retail	386,939	2.6	405,795	18,148
Senior living	310,771	2.1	301,441	81,866
Hotels	302,606	2.0	256,512	31,892
Energy	172,533	1.1	198,162	161,528
Retail stores	111,126.7		147,223	176,298
Restaurants	67,247.4		82,398	21,807
Total	$2,630,751	17.5%	$2,598,277	$2,516,540

Due to the significant deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company saw an increase in loan payment deferral requests through the end of the second quarter of 2020. Loans on active deferral decreased significantly in the second half of the year. A summary of loan balances related to active loan payment deferral requests as of December 31, 2020 are shown in the table below.

(Dollars in thousands)	Number of Payment Deferral Requests (1)	Loan Balance Outstanding at December 31, 2020	% of Loan Class - based on December 31, 2020 Loan Balance
Commercial (2)	8	$56,597.5%
Real estate - personal	86	$18,098.6%
Consumer credit card	93	$610.1%
Consumer	609	$8,414.4%
Total	796	$83,719.5%
(1) Excludes deferrals offered through the Company's skip pay program.
(2) Excludes commercial card payment deferral requests.
Active payment deferral requests on commercial loans as of December 31, 2020, categorized by industry, are listed below:

(Dollars in thousands)	Number of Payment Deferral Requests	Loan Balance Outstanding at December 31, 2020
Credit intermediation	1	$40,789
Nursing and residential care facilities	1	15,130
Building materials	1	309
Real estate developer/owner	2	301
Animal production	1	31
Social assistance	1	21
Restaurants and dining	1	16
Total (1)	8	$56,597
(1) As of January 25, 2021, $55.9 million of commercial requests have been deferred more than 90 days.

Small Business Lending
During April 2020, in response to the COVID-19 crisis, the federal government created the Paycheck Protection Program, sponsored by the Small Business Administration ("SBA"), under the CARES Act. As a participating lender under the program, the Company funded loans of $1.5 billion for 7,618 customers, with a median loan size of $33 thousand. The Company understands that the loans are fully guaranteed by the SBA. Therefore, there was no increase in the allowance for credit losses on loans related to these loans as there is no expectation of credit loss. The maximum term of the loans range from two to five years, however, the Company believes that the majority of the loan balances are expected to be forgiven by the SBA. The process of loan forgiveness began during the third quarter of 2020, and the Company believes the majority of loan balances will be forgiven in 2021.

Investment Securities Analysis
Investment securities are comprised of securities that are classified as available for sale, equity, trading or other. The largest component, available for sale debt securities, increased 43.4% during 2020 to $12.1 billion (excluding unrealized gains/losses in fair value) at year end 2020. During 2020, debt securities of $7.0 billion were purchased, which included $4.5 billion in agency mortgage-backed securities, $997.7 million in asset-backed securities, $894.0 million in state and municipal securities, $300.8 million in non-agency mortgage-based securities, and $275.5 million in other debt securities. Total sales, maturities and pay downs were $3.3 billion during 2020. During 2021, maturities and pay downs of approximately $2.0 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 2.19% in 2020 and 2.81% in 2019.

At December 31, 2020, the fair value of available for sale securities was $12.4 billion, which included a net unrealized gain in fair value of $351.7 million, compared to a net unrealized gain of $136.1 million at December 31, 2019. The overall unrealized gain in fair value at December 31, 2020 included net gains of $77.1 million in state and municipal securities and net gains of $186.4 million in mortgage and asset-backed securities. The portfolio also included unrealized net gains of $62.5 million and $22.1 million on U.S. government and federal agency obligations and other debt securities, respectively. As described in Note 1, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020, and the current expected credit loss model (CECL) implemented by the Company requires that lifetime expected credit losses on securities be recorded in current earnings. For the year ended December 31, 2020, the Company did not recognize a credit loss expense on any available for sale debt securities.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2020	2019
Amortized Cost
U.S. government and federal agency obligations	$775,592	$827,861
Government-sponsored enterprise obligations	50,803	138,734
State and municipal obligations	1,968,006	1,225,532
Agency mortgage-backed securities	6,557,098	3,893,247
Non-agency mortgage-backed securities	358,074	796,451
Asset-backed securities	1,853,791	1,228,151
Other debt securities	534,169	325,555
Total available for sale debt securities	$12,097,533	$8,435,531
Fair Value
U.S. government and federal agency obligations	$838,059	$851,776
Government-sponsored enterprise obligations	54,485	139,277
State and municipal obligations	2,045,099	1,267,927
Agency mortgage-backed securities	6,712,085	3,937,964
Non-agency mortgage-backed securities	361,074	809,782
Asset-backed securities	1,882,243	1,233,489
Other debt securities	556,219	331,411
Total available for sale debt securities	$12,449,264	$8,571,626

At December 31, 2020, the available for sale portfolio included $6.7 billion of agency mortgage-backed securities, which are collateralized bonds issued by agencies including FNMA, GNMA, FHLMC, FHLB, Federal Farm Credit Banks and FDIC. Non-agency mortgage-backed securities totaled $361.1 million and included $64.4 million collateralized by commercial mortgages and $296.5 million collateralized by residential mortgages at December 31, 2020.

At December 31, 2020, U.S. government obligations included TIPS of $434.6 million, at fair value. Other debt securities include corporate bonds, notes and commercial paper.

The types of securities held in the available for sale security portfolio at year end 2020 are presented in the table below. Additional detail by maturity category is provided in Note 3 to the consolidated financial statements.

	December 31, 2020
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	6.7%	1.66%	3.5	years
Government-sponsored enterprise obligations	0.4	2.32	10.3
State and municipal obligations	16.5	2.06	6.4
Agency mortgage-backed securities	53.9	2.00	4.1
Non-agency mortgage-backed securities	2.9	2.39	2.9
Asset-backed securities	15.1	1.53	2.7
Other debt securities	4.5	2.21	5.6
*Based on call provisions and estimated prepayment speeds.

Equity securities include common and preferred stock with readily determinable fair values that totaled $3.0 million at December 31, 2020, compared to $2.9 million at December 31, 2019.

Other securities totaled $156.7 million at December 31, 2020 and $137.9 million at December 31, 2019. These include Federal Reserve Bank stock and Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities and are carried at cost. The Company's equity method investments are carried at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. Also included in other securities are private equity investments which are held by a subsidiary qualified as a Small Business Investment Company. These investments are carried at estimated fair value, but are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks.

Other securities at year end for the past two years are shown below:

	December 31
(In thousands)	2020	2019
Federal Reserve Bank stock	$34,070	$33,770
Federal Home Loan Bank stock	10,307	10,000
Equity method investments	18,000	—
Private equity investments in debt securities	43,609	44,635
Private equity investments in equity securities	50,759	49,487
Total other securities	$156,745	$137,892

In addition to its holdings in the investment securities portfolio, the Company invests in long-term securities purchased under agreements to resell, which totaled $850.0 million at both December 31, 2020 and December 31, 2019. These investments mature in 2021 through 2023 and have fixed rates or variable rates that fluctuate with published indices. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $899.1 million in marketable investment securities at December 31, 2020. The average rate earned on these agreements during 2020 was 4.7%, compared to 2.0% in 2019.

The Company also holds offsetting repurchase and resale agreements totaling $200.0 million at December 31, 2020 and December 31, 2019, which are further discussed in Note 20 to the consolidated financial statements. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have been offset against each other in the balance sheet, as permitted under current accounting guidance. The agreements mature in 2021 and earned an average of 41 basis points during 2020, compared to 45 basis points in 2019.

Deposits and Borrowings
Deposits, including both individual and corporate customers, are the primary funding source for the Bank and are acquired from a broad base of local markets. Total period-end deposits were $26.9 billion at December 31, 2020, compared to $20.5 billion last year, reflecting an increase of $6.4 billion, or 31.3%.

Average deposits increased $3.6 billion, or 18.0%, in 2020 compared to 2019, resulting from increases in average demand deposits, which increased $2.5 billion, primarily driven by higher balances in business demand deposits. Additionally, average money market deposit account balances increased $985.8 million in 2020 and savings account balances increased $204.5 million. Partially offsetting these increases in deposit balances were declines in average certificates of deposit balances, which decreased $63.5 million in 2020.

The following table shows year end deposit balances by type, as a percentage of total deposits.

	December 31
	2020	2019
Non-interest bearing	38.9%	33.6%
Savings, interest checking and money market	54.2	56.6
Certificates of deposit of less than $100,000	2.0	3.1
Certificates of deposit of $100,000 and over	4.9	6.7
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 77% and 75% of average earning assets in 2020 and 2019, respectively. Average balances by major deposit category for the last six years are disclosed in the Average Balance Sheets section of Management's Discussion and Analysis of Financial Condition and Results of Operations below. A maturity schedule of certificates of deposits outstanding at December 31, 2020 is included in Note 7 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. Total balances of federal funds purchased and repurchase agreements outstanding at December 31, 2020 were $2.1 billion, a $247.6 million increase from the $1.9 billion balance outstanding at year end 2019. On an average basis, these borrowings increased $144.4 million, or 7.9%, during 2020, due to an increase of $265.3 million in repurchase agreements, partially offset by a decrease of $120.9 million in federal funds purchased. The average rate paid on total federal funds purchased and repurchase agreements was .31% during 2020 and 1.61% during 2019.

Historically, the majority of the Company’s long-term debt has been comprised of fixed rate advances from the FHLB. In March 2020, the Company borrowed $750.0 million of short-term funds from the FHLB, and all of those borrowings were repaid by the Company during the second quarter of 2020. During 2019, $250.0 million of advances were taken and subsequently repaid by the Company in October 2019. The average rate paid on FHLB advances was .82% and 2.19% during 2020 and 2019, respectively.

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

The Company’s most liquid assets include available for sale debt securities, federal funds sold, balances at the Federal Reserve Bank, and securities purchased under agreements to resell. At December 31, 2020 and 2019, such assets were as follows:

(In thousands)	2020	2019
Available for sale debt securities	$12,449,264	$8,571,626
Long-term securities purchased under agreements to resell	850,000	850,000
Balances at the Federal Reserve Bank	1,747,363	395,850
Total	$15,046,627	$9,817,476

There were no federal funds sold at December 31, 2020, which are funds lent to the Company’s correspondent bank customers with overnight maturities. At December 31, 2020, the Company had lent funds totaling $850.0 million under long-term resale agreements to other large financial institutions and $450.0 million, $325.0 million, and $75.0 million of these agreements mature in years 2021, 2022, and 2023, respectively. Under these agreements, the Company holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $899.1 million in fair value at December 31, 2020. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $1.7 billion at December 31, 2020. The Company’s available for sale investment portfolio includes scheduled maturities and expected pay downs of approximately $2.0 billion during 2021, and these funds offer substantial resources to meet either new loan demand or help offset reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank.

At December 31, 2020 and 2019, total investment securities pledged for these purposes were as follows:

(In thousands)	2020	2019
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$40,792	$48,304
FHLB borrowings and letters of credit	5,376	7,637
Repurchase agreements *	2,322,941	2,083,716
Other deposits	2,438,628	2,149,575
Total pledged securities	4,807,737	4,289,232
Unpledged and available for pledging	6,310,907	3,029,268
Ineligible for pledging	1,330,620	1,253,126
Total available for sale debt securities, at fair value	$12,449,264	$8,571,626
* Includes securities pledged for collateral swaps, as discussed in Note 20 to the consolidated financial statements

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 67.7% for the year ended December 31, 2020. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts, totaled $25.1 billion and represented 93.2% of the Company’s total deposits at December 31, 2020. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Core deposits increased $6.6 billion at year end 2020 compared to year end 2019, with increases in commercial, consumer, and wealth management deposits of $3.1 billion, $2.0 billion, and $1.5 billion, respectively. While the Company considers core consumer and wealth management deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy declines and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs can be met by liquidity supplied by investment security maturities and pay downs expected to total $2.0 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $3.2 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2020	2019
Core deposit base:
Non-interest bearing	$10,497,598	$6,890,687
Interest checking	2,402,272	2,130,591
Savings and money market	12,202,184	9,491,125
Total	$25,102,054	$18,512,403

Certificates of deposit of $100,000 or greater totaled $1.3 billion at December 31, 2020. These deposits are normally considered more volatile and higher costing, and comprised 4.9% of total deposits at December 31, 2020.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, and repurchase agreements, as follows:

(In thousands)	2020	2019
Borrowings:
Federal funds purchased	$42,270	$20,035
Securities sold under agreements to repurchase	2,056,113	1,830,737
Other debt	802	2,418
Total	$2,099,185	$1,853,190

Federal funds purchased, which totaled $42.3 million at December 31, 2020, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company’s investment portfolio. Total repurchase agreements at December 31, 2020 were comprised of non-insured customer funds totaling $2.1 billion, and securities pledged for these retail agreements totaled $2.1 billion.

The Company pledges certain assets, including loans and investment securities to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2020.

	December 31, 2020
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value pledged	$2,343,020	$1,163,354	$3,506,374
Letters of credit issued	(325,490)	—	(325,490)
Available for future advances	$2,017,530	$1,163,354	$3,180,884

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $1.3 billion in 2020, as reported in the consolidated statements of cash flows. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $624.0 million and has historically been a stable source of funds. Investing activities used cash of $5.4 billion, mainly from an increase in the investment securities portfolio as well as an increase in the loan portfolio. Purchases (net of sales and maturities proceeds) of investment securities used cash of $3.7 billion, and growth in the loan portfolio used cash of $1.6 billion. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

During 2020, financing activities provided cash of $6.1 billion. This increase in cash was largely driven by growth in deposits, which provided cash of $6.2 billion. Federal funds purchases and short-term securities sold under agreements to repurchase provided cash in the amount of $247.6 million. The Company paid cash dividends of $127.6 million on common and preferred stock. Treasury stock purchases used cash of $54.2 million during 2020, and the Company used cash of $150.0 million to redeem its preferred stock. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company believes it maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its long-term low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash outflows resulting from the Company’s transactions in its common and preferred stock were as follows:

(In millions)	2020	2019	2018
Purchases of treasury stock	$54.2	$134.9	$75.2
Accelerated share repurchase agreements	—	150.0	—
Common cash dividends paid	120.8	113.5	100.2
Preferred stock redemption*	150.0	—	—
Preferred cash dividends paid	6.8	9.0	9.0
Cash used	$331.8	$407.4	$184.4
*The period ended December 31, 2020 includes $5.2 million of excess redemption costs over the book value of the preferred stock. This excess payment considered a dividend.

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

(In millions)	2020	2019	2018
Dividends received from subsidiaries	$210.0	$500.0	$200.0
Management fees	33.5	36.8	37.7
Total	$243.5	$536.8	$237.7

These sources of funds are used mainly to pay cash dividends on outstanding stock, pay general operating expenses, and purchase treasury stock. At December 31, 2020, the Parent’s investment securities totaled $7.9 million at fair value, consisting mainly of corporate bonds and preferred stock. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2020 or 2019.

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

Capital Management
Under Basel III capital guidelines, at December 31, 2020 and 2019, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	2020	2019	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks*
Risk-adjusted assets	$21,516,461	$19,713,813
Tier I common risk-based capital	2,950,926	2,745,538
Tier I risk-based capital	2,950,926	2,890,322
Total risk-based capital	3,189,432	3,052,079
Tier I common risk-based capital ratio	13.71%	13.93%	7.00%	6.50%
Tier I risk-based capital ratio	13.71	14.66	8.50	8.00
Total risk-based capital ratio	14.82	15.48	10.50	10.00
Tier I leverage ratio	9.45	11.38	4.00	5.00
Tangible common equity to tangible assets	9.92	10.99
Dividend payout ratio	35.32	27.52
* Under Prompt Corrective Action requirements

The Company is subject to a 2.5% capital conservation buffer, which is an amount above the minimum ratios under capital adequacy guidelines, and is required under Basel III. The capital conservation buffer is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, share repurchases, and executive compensation.

In the first quarter of 2020, the interim final rule of the Federal Reserve Bank and other U.S. banking agencies became effective, providing banks that adopted CECL (ASU 2016-13) during the 2020 calendar year the option to delay recognizing the estimated impact on regulatory capital until after a two year deferral period, followed by a three year transition period. In connection with the adoption of CECL on January 1, 2020, the Company has elected to utilize this option. As a result, the two year deferral period for the Company extends through December 31, 2021. Beginning on January 1, 2022, the Company will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025.

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and periodically purchases stock in the open market. During 2019, the Company purchased 4.7 million shares, including 2.4 million shares purchased under an accelerated share repurchase (ASR) agreement. The ASR agreement is further discussed in Note 14 to the consolidated financial statements. During 2020, the Company purchased 886 thousand shares. At December 31, 2020, 3.5 million shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 9.1% in 2020 compared with 2019, and the Company increased its first quarter 2021 cash dividend 2.1%, making 2021 the Company's 53rd consecutive year of regular cash dividend increases. The Company also distributed its 27th consecutive annual 5% stock dividend in December 2020.

On September 1, 2020, the Company redeemed all 6,000 outstanding shares of its 6.00% Series B Non-Cumulative Perpetual Preferred Stock and the corresponding depositary shares representing fractional interests in the Series B Preferred Stock at a redemption price of $25 per depositary share (equivalent to $1,000 per share of preferred stock). Regular dividends on the outstanding shares of the Series B Preferred Stock were paid separately on September 1, 2020 to holders of record as of the close of business on August 14, 2020, in the customary manner. On and after September 1, 2020, all dividends on the shares of Series B Preferred Stock ceased to accrue.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $13.0 billion (including approximately $5.0 billion in unused, approved credit card lines) and the contractual amount of standby letters of credit totaling $357.1 million at December 31, 2020. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2020 and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Operating lease obligations*	$6,406	$10,737	$6,206	$15,538	$38,887
Purchase obligations	263,553	390,802	69,117	74,734	798,206
Certificates of Deposit**	1,627,852	193,342	23,440	57	1,844,691
Total	$1,897,811	$594,881	$98,763	$90,329	$2,681,784
* Includes operating leases signed but not yet commenced.
** Includes principal payments only.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. No contributions to the defined benefit plan were made in 2020, 2019 or 2018, and the Company is not required nor does it expect to make a contribution in 2021.

The Company has investments in low-income housing partnerships generally within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal (and sometimes state) income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 3 to 17 years. At December 31, 2020, the investments totaled $47.6 million and are recorded as other assets in the Company’s consolidated balance sheet. Unfunded commitments, which are recorded as liabilities, amounted to $29.3 million at December 31, 2020.

During the third quarter of 2020, the Company signed a $106.6 million agreement with U.S. Capital Development to develop a 280,000 square foot commercial office building in a two building complex in Clayton, Missouri. While the Company intends to occupy a portion of the office building for executive offices, a 15 year lease agreement has been signed by an anchor tenant to lease approximately 40% of the office building. The commitments related to the construction of the commercial office building are included in the table above.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2020, purchases and sales of tax credits amounted to $151.2 million and $131.4 million, respectively. Fees from the sales of tax credits were $4.2 million, $3.5 million and $4.9 million in 2020, 2019 and 2018, respectively. At December 31, 2020, the Company had outstanding purchase commitments totaling $141.3 million that it expects to fund in 2021. These commitments, along with the commitments for the next five years, are included in the table above.

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

Simulation A	December 31, 2020			September 30, 2020
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$85.4	11.47%	$(560.6)	$53.8	7.03%	$(513.5)
200 basis points rising	69.5	9.33	(392.5)	47.3	6.18	(360.4)
100 basis points rising	38.9	5.23	(204.7)	29.3	3.83	(188.4)

Simulation B	December 31, 2020			September 30, 2020
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$57.5	7.73%	$(1,940.3)	$39.4	5.15%	$(1,214.8)
200 basis points rising	45.3	6.09	(1,782.8)	34.6	4.53	(1,069.6)
100 basis points rising	18.9	2.54	(1,614.7)	18.6	2.44	(911.8)

Under Simulation A, in the three rising rate scenarios, interest income increases more quickly than funding costs. The increase is predominately due to interest earning deposits with the Federal Reserve and variable rate loan rates repricing up with market rates, while deposit rates only partially reprice higher. Higher deposits and balances at the Federal Reserve during the current quarter resulted in improved rising rate scenarios. PPP loans were not included in the simulation and contributed to higher deposit balances at the Federal Reserve. The Company did not model a 100 basis point falling scenario due to the already low interest rate environment.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2020 and 2019. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

	2020			2019
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$2,367,017	$86,389	$(17,199)	$2,606,181	$37,774	$(9,916)
Interest rate floors	—	—	—	1,500,000	67,192	—
Interest rate caps	103,028	1	(1)	59,316	4	(4)
Credit risk participation agreements	381,170	216	(701)	316,225	140	(230)
Foreign exchange contracts	7,431	57	(103)	10,936	97	(32)
Mortgage loan commitments	67,543	3,226	—	13,755	459	—
Mortgage loan forward sale contracts	—	—	—	1,943	6	(2)
Forward TBA contracts	89,000	—	(671)	17,500	2	(35)
Total at December 31	$3,015,189	$89,889	$(18,675)	$4,525,856	$105,674	$(10,219)

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
The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current swap rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are valued using weighted average pools. The funds transfer pricing process attempts to remove interest rate risk from valuation, allowing management to compare profitability under various rate environments. The Company also assigns loan charge-offs and recoveries (labeled in the table below as “provision for credit losses”) directly to each operating segment instead of allocating an estimated credit loss provision. The operating segments also include a number of allocations of income and expense from various support and overhead centers within the Company.

The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2020:
Net interest income	$321,040	$414,724	$57,925	$793,689	$36,158	$829,847
Provision for credit losses	(31,220)	(3,724)	12	(34,932)	(102,258)	(137,190)
Non-interest income	148,568	194,517	188,948	532,033	(26,166)	505,867
Investment securities gains, net	—	—	—	—	11,032	11,032
Non-interest expense	(297,724)	(316,074)	(124,964)	(738,762)	(29,616)	(768,378)
Income before income taxes	$140,664	$289,443	$121,921	$552,028	$(110,850)	$441,178
Year ended December 31, 2019:
Net interest income	$315,782	$343,233	$47,863	$706,878	$114,415	$821,293
Provision for loan losses	(44,987)	(4,204)	(174)	(49,365)	(1,073)	(50,438)
Non-interest income	135,257	203,952	180,836	520,045	4,658	524,703
Investment securities gains, net	—	—	—	—	3,626	3,626
Non-interest expense	(297,398)	(309,163)	(122,784)	(729,345)	(38,053)	(767,398)
Income before income taxes	$108,654	$233,818	$105,741	$448,213	$83,573	$531,786
2020 vs 2019
Increase (decrease) in income before income taxes:
Amount	$32,010	$55,625	$16,180	$103,815	$(194,423)	$(90,608)
Percent	29.5%	23.8%	15.3%	23.2%	N.M.	(17.0%)
Year ended December 31, 2018:
Net interest income	$294,798	$344,972	$46,990	$686,760	$137,065	$823,825
Provision for loan losses	(40,571)	(1,134)	32	(41,673)	(1,021)	(42,694)
Non-interest income	126,253	202,527	169,844	498,624	2,717	501,341
Investment securities losses, net	—	—	—	—	(488)	(488)
Non-interest expense	(286,181)	(297,847)	(122,247)	(706,275)	(31,546)	(737,821)
Income before income taxes	$94,299	$248,518	$94,619	$437,436	$106,727	$544,163
2019 vs 2018
Increase (decrease) in income before income taxes:
Amount	$14,355	$(14,700)	$11,122	$10,777	$(23,154)	$(12,377)
Percent	15.2%	(5.9%)	11.8%	2.5%	(21.7%)	(2.3%)

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. During 2020, income before income taxes for the Consumer segment increased $32.0 million, or 29.5%, compared to 2019. This increase was due to growth of $5.3 million, or 1.7%, in net interest income, $13.3 million, or 9.8%, in non-interest income, and a decrease to the provision for credit losses of $13.8 million. Net interest income increased due to an $18.0 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and lower deposit interest expense of $7.3 million, partly offset by a decrease in interest income on loans of $20.1 million. Non-interest income increased mainly due to growth in mortgage banking revenue, partly offset by declines in deposit fees (mainly overdraft and return item fees) and net credit and debit card fees (mainly lower interchange fees, partly offset by lower rewards expense). These increases to income were partly offset by growth of $326 thousand, or .1%, in non-interest expense. Non-interest expense increased over the prior year due to higher incentive compensation expense, allocated teller servicing costs, intangible asset amortization and an impairment on mortgage servicing rights. These increases were partly offset by lower supplies and communication expense, marketing expense, and bank card processing fees. The provision for credit losses totaled $31.2 million, a $13.8 million decrease from the prior year, which resulted mainly from lower net charge-offs on consumer credit card and consumer loans. Total average loans in this segment decreased $139.3 million, or 6.2%, in 2020 compared to 2019 mainly due to declines in consumer credit card and fixed and revolving home equity loans. Average deposits increased $1.0 billion over the prior year, resulting from growth in personal demand, savings, interest checking and money market deposit accounts.

During 2019, income before income taxes for the Consumer segment increased $14.4 million, or 15.2%, compared to 2018. This increase was due to growth of $21.0 million, or 7.1%, in net interest income and an increase in non-interest income of $9.0 million, or 7.1%. Net interest income increased due to a $27.8 million increase in net allocated funding credits and growth of $3.4 million in loan interest income, partly offset by an increase of $10.1 million in deposit interest expense. Non-interest income increased mainly due to growth in mortgage banking revenue and net credit card fees, (mainly higher interchange fees and lower rewards expense), partly offset by a decline in deposit fees (mainly overdraft and return item fees and deposit account service fees). These increases to income were partly offset by growth of $11.2 million, or 3.9%, in non-interest expense. Non-interest expense increased over 2018 due to higher salaries and benefits expense, data processing and software expense and allocated servicing and support costs (mainly teller services, online banking, installment loan and management fees). The provision for loan losses totaled $45.0 million, a $4.4 million increase over 2018, which was mainly due to higher net charge-offs on consumer credit card loans. Total average loans in this segment decreased $107.1 million, or 4.6%, in 2019 compared to 2018 mainly due to a decline in auto and other consumer loans. Average deposits increased $25.8 million over 2018, resulting from growth in interest checking, savings, and certificate of deposit balances, partly offset by a decline in money market deposit accounts.
Commercial
The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Capital Markets Group, which sells fixed-income securities to correspondent banks, corporations, public institutions, municipalities, and individuals and also provides securities safekeeping and bond accounting services. Pre-tax income for 2020 increased $55.6 million, or 23.8%, compared to 2019, mainly due to an increase in net interest income, partly offset by a decrease in non-interest income and an increase non-interest expense. Net interest income increased $71.5 million, or 20.8%, due to growth of $75.7 million in net allocated funding credits and lower interest expense of $46.2 million on deposits and customer repurchase agreements, partly offset by a decrease of $50.3 million in loan interest income. The provision for credit losses decreased $480 thousand from the prior year due to lower lease loan net charge-offs. Non-interest income decreased $9.4 million, or 4.6%, from 2019 due to lower net corporate card fees (driven by lower transaction volume), lower swap fees and lower gains on sales of leased assets. These decreases were partly offset by higher deposit account fees (mainly corporate cash management) and capital market fees. Non-interest expense increased $6.9 million, or 2.2%, during 2020, mainly due to higher salaries and incentive compensation expense and allocated service and support costs (mainly information technology and commercial loan servicing). These increases were partly offset by decreases in travel and entertainment expense and allocated teller services costs, as well as higher deferred origination costs. Average segment loans increased $1.3 billion, or 14.2%, compared to 2019, with growth occurring in business (mainly PPP loans) and business real estate loans. Average deposits increased $2.1 billion, or 26.6%, mainly due to growth in business demand accounts.

Pre-tax income for 2019 decreased $14.7 million, or 5.9%, compared to 2018, mainly due to an increase in non-interest expense. A decline in net interest income and an increase in the provision for loan losses further decreased pre-tax net income compared to 2018. Net interest income decreased $1.7 million, or .5%, due to a decline of $12.7 million in net allocated funding credits and higher interest expense of $18.4 million on deposits and customer repurchase agreements, partly offset by an increase of $29.3 million in loan interest income. The provision for loan losses increased $3.1 million over 2018, due to higher business loan net charge-offs (related to a charge-off on a single lease loan). Non-interest income increased $1.4 million, or .7%, over 2018 due to higher deposit account fees (mainly corporate cash management), cash sweep commissions, and gains on sales of leased assets to customers upon lease termination. These increases were partly offset by lower net corporate card fees (driven by lower interchange income and higher network and rewards expense) and lower tax credit sales fees. Non-interest expense increased $11.3 million, or 3.8%, during 2019, mainly due to increases in salaries expense and allocated support costs (mainly information technology, marketing and commercial sales and product support). These increases were partly offset by lower deposit insurance expense and allocated servicing costs (mainly teller services and deposit operations). Average segment loans increased $310.9 million, or 3.5%, compared to 2018, with growth occurring in business and business real estate loans. Average deposits decreased $180.9 million, or 2.3%, due to declines in business demand and money market deposit accounts, partly offset by growth in certificate of deposit balances.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2020, the Trust group managed investments with a market value of $38.3 billion and administered an additional $22.9 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $3.2 billion in total assets at December 31, 2020. In 2020, pre-tax income for the Wealth segment was $121.9 million, compared to $105.7 million in 2019, an increase of $16.2 million, or 15.3%. Net interest income increased $10.1 million, or 21.0%, due to a $14.4 million increase in net allocated funding credits and lower deposit interest expense of $2.8 million, partly offset by a decline in loan interest income of $7.2 million. Non-interest income increased $8.1 million, or 4.5%, over the prior year largely due to higher private client and institutional trust fees and mortgage banking revenue. Non-interest expense increased $2.2 million, or 1.8%, resulting from higher salaries expense and higher allocated service and support costs (mainly mortgage loan processing and information technology), partly offset by lower costs for travel and entertainment. The provision for credit losses decreased $186 thousand, mainly due to net recoveries on revolving home equity loans. Average assets increased $118.0 million, or 9.2%, during 2020 mainly due to growth in personal real estate and consumer loan balances. Average deposits increased $438.7 million, or 23.9%, due to growth in interest checking and money market account balances.

In 2019, pre-tax income for the Wealth segment was $105.7 million, compared to $94.6 million in 2018, an increase of $11.1 million, or 11.8%. Net interest income increased $873 thousand, or 1.9%, due to a $4.3 million increase in loan interest income and a $1.5 million increase in net allocated funding credits, partly offset by higher interest expense of $4.9 million. Non-interest income increased $11.0 million, or 6.5%, over 2018 largely due to higher private client fund trust fees and cash sweep commissions. Non-interest expense increased $537 thousand, or .4%, resulting from higher salaries and benefits expense and higher allocated costs for information technology. The provision for loan losses increased $206 thousand, mainly due to higher revolving home equity loan net charge-offs. Average assets increased $45.1 million, or 3.6%, during 2019 mainly due to growth in personal real estate and consumer loan balances. Average deposits decreased $39.2 million, or 2.1%, due to declines in interest checking account balances, partially offset by higher balances of demand deposits.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. In accordance with the Company's transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. In 2020, the pre-tax net loss in this category was $110.9 million, compared to net income of $83.6 million in 2019. This decrease was due to lower net interest income of $78.3 million and lower non-interest income of $30.8 million, partly offset by a decrease in non-interest expense of $8.4 million. Unallocated securities gains were $11.0 million in 2020, compared to securities gains of $3.6 million in 2019. Also, the unallocated provision for credit losses increased $101.2 million, primarily driven by an increase in the allowance for credit losses on loans and the liability for unfunded lending commitments, which are not allocated to segments for management reporting purposes. Net charge-off are allocated to segments when incurred for management reporting purposes. For the year ended December 31, 2020, the Company's provision for credit losses on unfunded lending commitments was $21.1 million. Additionally, the provision for credit losses on loans was $81.2 million in excess of net charge-offs in 2020, while the provision was $750 thousand in excess of net charge-offs in 2019.

Impact of Recently Issued Accounting Standards

Financial Instruments ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", known as the CECL model, was issued in June 2016, and has been followed by additional clarifying guidance on specified implementation issues. This new standard is effective for fiscal years beginning after December 15, 2019 and was adopted by the Company on January 1, 2020 using the modified retrospective method.

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

Additionally, the Company elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the Federal Reserve Bank and other U.S. banking agencies. Further discussion of the impact of this election is discussed above in Capital Management within Liquidity and Capital Resources.

Intangible Assets The FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", in January 2017. Under current guidance, a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill by following procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new amendments, the goodwill impairment test compares the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments were effective for impairment tests beginning January 1, 2020, and the Company adopted them on that date. The adoption did not have a significant effect on the Company's consolidated financial statements.

Financial Instruments The FASB issued ASU 2018-13, "Changes to the Disclosure Requirements of Fair Value Measurement", in August 2018. The amendments in the ASU eliminate or modify certain disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. In addition, the amendments in the ASU also require the addition of new disclosure requirements on fair value measurement, including the disclosure of changes in unrealized gains and losses for the period included in AOCI for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance was effective January 1, 2020, and the Company adopted the new guidance on that date. The adoption did not have a significant effect on the Company's consolidated financial statements.

Retirement Benefits The FASB issued ASU 2018-14, "Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)", in August 2018. The amendments in the ASU eliminate disclosures that are no longer considered cost beneficial and clarify specific requirements of disclosures. In addition, the amendments in the ASU also add new disclosures, including the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments were effective January 1, 2020, and the Company adopted them on that date. The adoption did not have a significant effect on the Company's consolidated financial statements.

Intangible Assets The FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", in August 2018. Under current guidance, the accounting for implementation costs of a hosting arrangement that is a service contract is not specifically addressed. Under the new amendments, the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract are aligned with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software or hosting arrangements that include an internal-use software license. The guidance was effective January 1, 2020, and the Company adopted it on that date. The adoption did not have a significant effect on the Company's consolidated financial statements.

Income Taxes The FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes", in December 2019. The amendments in the ASU eliminate certain exceptions under current guidance for investments, intraperiod allocations, and the methodology for calculating interim income tax. In addition, the amendments also add new guidance to simplify accounting for income taxes. The amendments were effective January 1, 2021, and the Company adopted them on that date. The adoption did not have a significant effect on the Company's consolidated financial statements.

Investment Securities The FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs", in October 2020. The amendments in the ASU clarify that for each reporting period an entity should evaluate whether a callable debt security that has multiple call dates may consider estimates of future principal prepayments when applying the interest method. The guidance was effective January 1, 2021, and the Company adopted it on that date. The adoption did not have a significant effect on the Company's consolidated financial statements.

Reference Rate Reform The FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting", in March 2020, and has been followed by additional clarifying guidance related to derivatives that are modified as a result of reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if they reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Further, the guidance applies to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The expedients and exceptions provided by the new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022. The Company has established a LIBOR Transition Program, which is led by the LIBOR Transition Steering Committee (Committee) whose purpose is to guide the overall transition process for the Company. The Committee is an internal, cross-functional team with representatives from all relevant business lines, support functions and legal counsel. An initial LIBOR impact and risk assessment has been performed, and the Committee has developed and prioritized action items. Changes to the Company's systems have been identified and the process of installing and testing code has started. All financial contracts that reference LIBOR have been identified and are being monitored on an ongoing basis. Remediation of these contracts is expected to be consistent with industry timing. LIBOR fallback language has been included in key loan provisions of new and renewed loans in preparation for transition from LIBOR to the new benchmark rate when such transition occurs.

Corporate Governance
The Company has adopted a number of corporate governance measures. These include corporate governance guidelines, a code of ethics that applies to its senior financial officers and the charters for its audit and risk committee, its committee on compensation and human resources, and its committee on governance/directors. This information is available on the Company’s website www.commercebank.com under "Social Responsibility".

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$6,387,410	$196,249	3.07%	$5,214,158	$202,308	3.88%	$4,963,029	$184,837	3.72%
Real estate – construction and land	956,999	38,619	4.04	909,367	49,702	5.47	967,320	49,440	5.11
Real estate – business	2,959,068	110,080	3.72	2,859,008	127,635	4.46	2,737,820	117,516	4.29
Real estate – personal	2,619,211	94,835	3.62	2,178,716	85,604	3.93	2,093,802	80,365	3.84
Consumer	1,967,133	86,096	4.38	1,930,883	92,414	4.79	2,010,826	89,074	4.43
Revolving home equity	334,866	12,405	3.70	358,474	18,204	5.08	379,715	17,513	4.61
Consumer credit card	668,810	78,704	11.77	764,828	93,754	12.26	768,789	92,269	12.00
Overdrafts	3,351	—	—	9,203	—	—	4,778	—	—
Total loans	15,896,848	616,988	3.88	14,224,637	669,621	4.71	13,926,079	631,014	4.53
Loans held for sale	18,685	860	4.60	18,577	1,209	6.51	19,493	1,298	6.66
Investment securities:
U.S. government & federal agency obligations	780,903	17,369	2.22	851,124	20,968	2.46	921,759	21,720	2.36
Government-sponsored enterprise obligations	105,069	3,346	3.18	191,406	4,557	2.38	308,520	6,098	1.98
State & municipal obligations(B)	1,562,415	42,260	2.70	1,220,958	38,362	3.14	1,410,700	42,867	3.04
Mortgage-backed securities	5,733,398	109,834	1.92	4,594,576	123,806	2.69	4,203,625	111,686	2.66
Asset-backed securities	1,467,496	29,759	2.03	1,372,574	37,478	2.73	1,455,690	34,223	2.35
Other debt securities	444,489	10,846	2.44	333,105	9,017	2.71	340,458	8,912	2.62
Trading debt securities(B)	30,321	659	2.17	29,450	886	3.01	24,731	759	3.07
Equity securities(B)	4,206	2,030	48.26	4,547	1,792	39.41	26,459	11,816	44.66
Other securities(B)	133,391	8,732	6.55	134,255	8,466	6.31	114,438	12,412	10.85
Total investment securities	10,261,688	224,835	2.19	8,731,995	245,332	2.81	8,806,380	250,493	2.84
Federal funds sold and short-term securities purchased under agreements to resell	278	3	1.08	2,034	55	2.70	27,026	519	1.92
Long-term securities purchased under agreements to resell	849,998	40,647	4.78	741,089	15,898	2.15	696,438	15,881	2.28
Interest earning deposits with banks	1,115,551	2,273.20		316,299	6,698	2.12	319,948	6,233	1.95
Total interest earning assets	28,143,048	885,606	3.15	24,034,631	938,813	3.91	23,795,364	905,438	3.81
Allowance for credit losses on loans	(196,942)			(160,212)			(158,791)
Unrealized gain (loss) on debt securities	292,898			74,605			(113,068)
Cash and due from banks	343,516			370,709			360,732
Premises and equipment - net	399,228			380,350			343,636
Other assets	634,949			513,442			438,362
Total assets	$29,616,697			$25,213,525			$24,666,235
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,123,413	1,053.09		$918,896	1,021.11		$867,150	973.11
Interest checking and money market	11,539,717	16,798.15		10,607,224	38,691.36		10,817,169	26,830.25
Certificates of deposit of less than $100,000	585,695	4,897.84		610,807	6,368	1.04	603,137	3,215.53
Certificates of deposit of $100,000 and over	1,358,389	12,948.95		1,396,760	26,945	1.93	1,114,825	14,658	1.31
Total interest bearing deposits	14,607,214	35,696.24		13,533,687	73,025.54		13,402,281	45,676.34
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,966,479	6,091.31		1,822,098	29,415	1.61	1,514,144	19,655	1.30
Other borrowings(C)	126,585	1,029.81		43,919	952	2.17	1,747	45	2.58
Total borrowings	2,093,064	7,120.34		1,866,017	30,367	1.63	1,515,891	19,700	1.30
Total interest bearing liabilities	16,700,278	42,816.26%		15,399,704	103,392.67%		14,918,172	65,376.44%
Non-interest bearing deposits	8,890,263			6,376,204			6,728,971
Other liabilities	715,033			360,587			247,520
Equity	3,311,123			3,077,030			2,771,572
Total liabilities and equity	$29,616,697			$25,213,525			$24,666,235
Net interest margin (T/E)		$842,790			$835,421			$840,062
Net yield on interest earning assets			2.99%			3.48%			3.53%
Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			.88%			(.55%)			9.58%
(A)    Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.E SHEETS — AVERAGE RATES AND YIELDS

Years Ended December 31
2017			2016			2015
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$4,832,045	$154,681	3.20%	$4,652,526	$134,438	2.89%	$4,186,101	$116,455	2.78%	8.82%
881,879	37,315	4.23	778,822	27,452	3.52	477,320	17,075	3.58	14.93
2,694,620	102,009	3.79	2,440,955	89,305	3.66	2,293,839	85,751	3.74	5.22
2,019,674	75,267	3.73	1,936,420	72,417	3.74	1,899,234	71,666	3.77	6.64
2,036,393	81,065	3.98	1,947,240	75,076	3.86	1,829,830	72,625	3.97	1.46
398,611	15,516	3.89	417,514	14,797	3.54	431,033	15,262	3.54	(4.92)
743,885	88,329	11.87	749,589	86,008	11.47	746,503	86,162	11.54	(2.17)
4,592	—	—	4,712	—	—	5,416	—	—	(9.16)
13,611,699	554,182	4.07	12,927,778	499,493	3.86	11,869,276	464,996	3.92	6.02
17,452	1,000	5.73	25,710	1,317	5.12	4,115	191	4.64	35.34

914,961	19,697	2.15	735,081	15,628	2.13	466,135	5,180	1.11	10.87
452,422	7,321	1.62	591,785	13,173	2.23	938,589	17,319	1.85	(35.46)
1,720,723	62,073	3.61	1,753,727	63,261	3.61	1,786,235	63,054	3.53	(2.64)
3,784,602	89,623	2.37	3,460,821	82,888	2.40	3,164,447	80,936	2.56	12.62
2,083,611	36,757	1.76	2,418,118	35,346	1.46	2,773,069	29,558	1.07	(11.95)
330,365	8,410	2.55	331,289	8,382	2.53	255,558	6,191	2.42	11.71
21,929	583	2.66	19,722	489	2.48	20,517	562	2.74	8.12
60,772	2,283	3.76	47,763	2,208	4.62	45,200	1,805	3.99	(37.81)
98,564	10,507	10.66	112,888	7,656	6.78	108,061	8,582	7.94	4.30
9,467,949	237,254	2.51	9,471,194	229,031	2.42	9,557,811	213,187	2.23	1.43
18,518	230	1.24	12,660	78.62		16,184	60.37		(55.64)
688,147	15,440	2.24	791,392	13,544	1.71	1,002,053	13,172	1.31	(3.24)
207,269	2,223	1.07	188,581	973.52		206,115	528.26		40.18
24,011,034	810,329	3.37	23,417,315	744,436	3.18	22,655,554	692,134	3.06	4.43
(156,572)			(152,628)			(152,690)			5.22
45,760			143,842			112,352			21.12
361,414			381,822			378,803			(1.94)
345,639			350,443			359,773			2.10
424,333			415,677			383,810			10.59
$25,031,608			$24,556,471			$23,737,602			4.52

$819,558	981.12		$775,121	923.12		$729,311	876.12		9.02
10,517,741	16,328.16		10,285,288	13,443.13		9,752,794	12,498.13		3.42
676,272	2,645.39		749,261	2,809.37		832,343	3,236.39		(6.79)
1,404,960	10,859.77		1,471,610	8,545.58		1,224,402	6,051.49		2.10
13,418,531	30,813.23		13,281,280	25,720.19		12,538,850	22,661.18		3.10

1,462,387	9,829.67		1,266,093	3,315.26		1,654,860	1,861.11		3.51
87,696	3,086	3.52	171,255	3,968	2.32	103,884	3,574	3.44	4.03
1,550,083	12,915.83		1,437,348	7,283.51		1,758,744	5,435.31		3.54
14,968,614	43,728.29%		14,718,628	33,003.22%		14,297,594	28,096.20%		3.16
7,176,255			7,049,633			6,786,741			5.55
250,510			292,145			280,231			20.60
2,636,229			2,496,065			2,373,036			6.89
$25,031,608			$24,556,471			$23,737,602			4.52%
	$766,601			$711,433			$664,038
		3.19%			3.04%			2.93%
		7.75%			7.14%			2.38%
(B)    Interest income and yields are presented on a fully-taxable equivalent basis using a federal income tax rate of 21% in 2020, 2019 and 2018, and 35% in prior periods. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $4,916,000 in 2020, $6,282,000 in 2019, $5,931,000 in 2018, $10,357,000 in 2017, $9,537,000 in 2016 and $8,332,000 in 2015. Investment securities interest income includes tax equivalent adjustments of $8,042,000 in 2020, $7,845,000 in 2019, $10,306,000 in 2018, $22,565,000 in 2017, $21,847,000 in 2016 and $21,386,000 in 2015. These adjustments relate to state and municipal obligations, trading securities, equity securities, and other securities.
(C)    Interest expense of $14,000, which was capitalized on construction projects in 2020, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2020
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$6,580	3.01%	$6,710	2.95%	$6,761	2.91%	$5,493	3.50%
Real estate – construction and land	1,033	3.72	974	3.74	896	3.95	924	4.78
Real estate – business	3,030	3.51	2,990	3.53	2,962	3.71	2,854	4.16
Real estate – personal	2,778	3.44	2,722	3.56	2,582	3.69	2,391	3.83
Consumer	1,981	4.07	1,992	4.19	1,944	4.48	1,950	4.78
Revolving home equity	317	3.37	329	3.29	343	3.50	350	4.61
Consumer credit card	638	11.60	646	11.40	664	11.76	728	12.26
Overdrafts	4	—	3	—	3	—	4	—
Total loans	16,361	3.69	16,366	3.69	16,155	3.80	14,694	4.39
Loans held for sale	31	3.54	25	4.25	6	8.03	13	6.15
Investment securities:
U.S. government & federal agency obligations	775	2.63	770	3.71	776.46		803	2.09
Government-sponsored enterprise obligations	69	2.23	103	2.17	115	3.51	134	4.19
State & municipal obligations(A)	1,967	2.44	1,768	2.53	1,285	2.97	1,223	3.11
Mortgage-backed securities	6,646	1.37	6,260	1.95	5,326	2.17	4,686	2.37
Asset-backed securities	1,820	1.59	1,521	1.90	1,343	2.25	1,183	2.63
Other debt securities	534	2.19	514	2.35	407	2.49	322	2.94
Trading debt securities(A)	28	1.40	27	1.66	32	2.93	34	2.52
Equity securities(A)	4	50.71	4	47.15	4	48.42	4	46.78
Other securities(A)	130	10.03	120	6.74	139	4.36	144	5.31
Total investment securities	11,973	1.81	11,087	2.24	9,427	2.24	8,533	2.61
Federal funds sold and short-term securities purchased under agreements to resell	—	1.12	—	—	—	—	—	2.47
Long-term securities purchased under agreements to resell	850	5.24	850	5.26	850	5.08	850	3.53
Interest earning deposits with banks	1,083.10		1,025.10		1,755.10		601.86
Total interest earning assets	30,298	2.86	29,353	3.07	28,193	3.09	24,691	3.66
Allowance for credit losses on loans	(235)		(240)		(172)		(139)
Unrealized gain on debt securities	329		368		281		191
Cash and due from banks	320		326		358		370
Premises and equipment – net	406		404		395		392
Other assets	566		660		710		606
Total assets	$31,684		$30,871		$29,765		$26,111
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,234.09		$1,193.09		$1,111.09		$953.11
Interest checking and money market	12,200.07		11,732.10		11,442.13		10,777.30
Certificates of deposit under $100,000	542.51		573.71		605.93		623	1.15
Certificates of deposit $100,000 & over	1,339.47		1,448.69		1,346	1.08	1,299	1.62
Total interest bearing deposits	15,315.12		14,946.18		14,504.25		13,652.45
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,028.06		1,856.09		1,992.12		1,990.96
Other borrowings	1	—	1	—	345.82		162.82
Total borrowings	2,029.06		1,857.09		2,337.22		2,152.95
Total interest bearing liabilities	17,344.11%		16,803.17%		16,841.25%		15,804.52%
Non-interest bearing deposits	10,276		9,802		8,843		6,615
Other liabilities	728		900		765		467
Equity	3,336		3,366		3,316		3,225
Total liabilities and equity	$31,684		$30,871		$29,765		$26,111
Net interest margin (T/E)	$213		$219		$206		$204
Net yield on interest earning assets		2.80%		2.97%		2.94%		3.33%
(A)    Includes tax equivalent calculations.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2019
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$5,362	3.59%	$5,265	3.85%	$5,142	4.02%	$5,086	4.07%
Real estate – construction and land	901	5.05	920	5.46	909	5.63	907	5.73
Real estate – business	2,820	4.22	2,883	4.42	2,869	4.60	2,864	4.61
Real estate – personal	2,284	3.85	2,175	3.91	2,135	3.97	2,119	4.00
Consumer	1,962	4.76	1,924	4.88	1,908	4.77	1,929	4.73
Revolving home equity	348	4.76	354	5.17	362	5.20	371	5.17
Consumer credit card	749	12.11	763	12.42	766	12.33	781	12.18
Overdrafts	18	—	9	—	5	—	4	—
Total loans	14,444	4.47	14,293	4.71	14,096	4.82	14,061	4.85
Loans held for sale	15	5.32	20	6.15	21	6.98	18	7.38
Investment securities:
U.S. government & federal agency obligations	826	2.16	824	2.36	844	4.66	910.78
Government-sponsored enterprise obligations	185	2.17	182	2.69	200	2.32	199	2.35
State & municipal obligations(A)	1,208	3.05	1,172	3.14	1,222	3.18	1,283	3.19
Mortgage-backed securities	4,686	2.72	4,713	2.61	4,615	2.70	4,360	2.76
Asset-backed securities	1,258	2.62	1,298	2.80	1,412	2.79	1,526	2.70
Other debt securities	331	2.82	334	2.63	331	2.68	336	2.69
Trading debt securities(A)	33	2.81	30	2.91	30	3.14	25	3.24
Equity securities(A)	4	49.40	5	35.67	5	35.97	5	37.55
Other securities(A)	142	6.58	135	6.19	130	6.69	130	5.73
Total investment securities	8,673	2.78	8,693	2.76	8,789	3.04	8,774	2.66
Federal funds sold and short-term securities purchased under agreements to resell	1	2.22	1	2.57	2	2.76	5	2.79
Long-term securities purchased under agreements to resell	850	2.26	713	2.01	700	2.11	700	2.18
Interest earning deposits with banks	390	1.61	227	2.17	332	2.40	317	2.42
Total interest earning assets	24,373	3.75	23,947	3.90	23,940	4.05	23,875	3.93
Allowance for credit losses on loans	(160)		(160)		(161)		(159)
Unrealized gain (loss) on debt securities	150		153		42		(49)
Cash and due from banks	379		367		369		367
Premises and equipment – net	387		380		378		376
Other assets	549		545		504		454
Total assets	$25,678		$25,232		$25,072		$24,864
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$924.11		$925.11		$930.11		$896.11
Interest checking and money market	10,619.35		10,409.38		10,643.38		10,763.35
Certificates of deposit under $100,000	627	1.16	620	1.11	605	1.01	590.87
Certificates of deposit $100,000 & over	1,434	1.79	1,504	1.99	1,378	2.02	1,268	1.92
Total interest bearing deposits	13,604.52		13,458.58		13,556.55		13,517.51
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,837	1.20	1,885	1.74	1,794	1.80	1,772	1.72
Other borrowings	94	2.05	77	2.33	2	1.52	1	1.62
Total borrowings	1,931	1.25	1,962	1.76	1,796	1.80	1,773	1.72
Total interest bearing liabilities	15,535.61%		15,420.73%		15,352.70%		15,290.65%
Non-interest bearing deposits	6,553		6,290		6,336		6,325
Other liabilities	459		391		307		283
Equity	3,131		3,131		3,077		2,966
Total liabilities and equity	$25,678		$25,232		$25,072		$24,864
Net interest margin (T/E)	$206		$207		$215		$207
Net yield on interest earning assets		3.36%		3.43%		3.61%		3.52%
(A)    Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2020	For the Quarter Ended
(In thousands, except per share data)	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Interest income	$214,726	$223,114	$213,323	$221,485
Interest expense	(4,963)	(7,152)	(10,266)	(20,420)
Net interest income	209,763	215,962	203,057	201,065
Non-interest income	135,117	129,572	117,515	123,663
Investment securities gains (losses), net	12,307	16,155	(4,129)	(13,301)
Salaries and employee benefits	(129,983)	(127,308)	(126,759)	(128,937)
Other expense	(66,327)	(63,550)	(60,753)	(64,761)
Provision for credit losses	4,403	(3,101)	(80,539)	(57,953)
Income before income taxes	165,280	167,730	48,392	59,776
Income taxes	(33,084)	(34,375)	(9,661)	(10,173)
Non-controlling interest	(2,307)	(907)	1,132	2,254
Net income attributable to Commerce Bancshares, Inc.	$129,889	$132,448	$39,863	$51,857
Net income per common share — basic*	$1.11	$1.06	$.32	$.42
Net income per common share — diluted*	$1.11	$1.06	$.32	$.42
Weighted average shares — basic*	116,267	116,256	116,242	116,674
Weighted average shares — diluted*	116,508	116,444	116,442	116,945

Year ended December 31, 2019	For the Quarter Ended
(In thousands, except per share data)	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Interest income	$226,665	$231,743	$238,412	$227,865
Interest expense	(24,006)	(28,231)	(26,778)	(24,377)
Net interest income	202,659	203,512	211,634	203,488
Non-interest income	143,461	132,743	127,259	121,240
Investment securities gains (losses), net	(248)	4,909	(110)	(925)
Salaries and employee benefits	(126,901)	(123,836)	(120,062)	(122,128)
Other expense	(68,273)	(67,184)	(69,717)	(69,297)
Provision for credit losses	(15,206)	(10,963)	(11,806)	(12,463)
Income before income taxes	135,492	139,181	137,198	119,915
Income taxes	(28,214)	(29,101)	(28,899)	(22,860)
Non-controlling interest	(398)	(838)	(328)	83
Net income attributable to Commerce Bancshares, Inc.	$106,880	$109,242	$107,971	$97,138
Net income per common share — basic*	$.89	$.89	$.87	$.77
Net income per common share — diluted*	$.88	$.89	$.87	$.77
Weighted average shares — basic*	117,317	118,631	120,709	121,287
Weighted average shares — diluted*	117,612	118,912	121,002	121,607

Year ended December 31, 2018	For the Quarter Ended
(In thousands, except per share data)	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Interest income	$232,832	$224,751	$225,623	$205,995
Interest expense	(20,612)	(16,997)	(14,664)	(13,103)
Net interest income	212,220	207,754	210,959	192,892
Non-interest income	133,087	123,714	124,850	119,690
Investment securities gains (losses), net	(7,129)	4,306	(3,075)	5,410
Salaries and employee benefits	(120,517)	(116,194)	(115,589)	(115,894)
Other expense	(68,108)	(68,865)	(66,271)	(66,383)
Provision for credit losses	(12,256)	(9,999)	(10,043)	(10,396)
Income before income taxes	137,297	140,716	140,831	125,319
Income taxes	(26,537)	(26,647)	(29,507)	(23,258)
Non-controlling interest	(1,108)	(1,493)	(994)	(1,077)
Net income attributable to Commerce Bancshares, Inc.	$109,652	$112,576	$110,330	$100,984
Net income per common share — basic*	$.87	$.90	$.87	$.80
Net income per common share — diluted*	$.87	$.89	$.87	$.80
Weighted average shares — basic*	121,800	122,255	122,345	122,285
Weighted average shares — diluted*	122,124	122,664	122,742	122,669
* Restated for the 5% stock dividend distributed in 2020.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws, the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326) as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 was $139.6 million, of which $139.2 million related to the allowance for credit losses on loans and leases evaluated on a collective basis (the January 1, 2020 collective ACL). As discussed in Notes 1 and 2 to the consolidated financial statements, the allowance for credit losses related to loans evaluated on a collective basis (the December 31, 2020 collective ACL) was $216.7 million of a total allowance for credit losses of $220.8 million as of December 31, 2020. The allowance for credit losses on loans and leases is measured on a collective (pool) basis whereas loans are aggregated into pools based on similar risk characteristics. The Company estimates the collective ACL utilizing average historical loss rates, calculated using historical net charge-offs and outstanding loan balances during a lookback period for each pool. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts (forecast adjusted loss rate). These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The allowance is further adjusted for certain qualitative factors not included in historical loss rates or the macroeconomic forecast, which include changes in portfolio composition and characteristics, underwriting practices, watchlist trends, or significant unique events or conditions.

We identified the assessment of the January 1, 2020 collective ACL and the December 31, 2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, this assessment encompassed the evaluation of the conceptual soundness of the average historical loss model used to estimate the collective ACL, including the following key factors and assumptions (1) historical losses, (2) prepayment assumptions and the reasonable and supportable forecast period, and (3) the development and evaluation of qualitative adjustments. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the (1) development and approval of the collective ACL methodology, (2) validation of the collective ACL methodology and model, (3) identification and determination of the key factors and assumptions used to estimate the collective ACL, (4) development of qualitative adjustments, and (5) analysis of the collective ACL results, trends, and ratios. We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions, and considered the relevance and reliability of such data, factors, and assumptions. We evaluated whether the historical losses in the Company’s portfolio are representative of the credit characteristics of the current portfolio. We involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles,
•evaluating the collective ACL methodology and model for conceptual soundness by inspecting the methodology and model documentation to determine whether the methodology and model are suitable for intended use
•testing the historical losses period and the reasonable and supportable forecast period by comparing it to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with changes in the nature and volume of the entity’s financial assets and identified limitations of the underlying quantitative model.

We assessed the sufficiency of the audit evidence obtained related to the Company’s January 1, 2020 and December 31, 2020 collective ACL by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices and potential bias in the accounting estimates.

We have served as the Company’s auditor since 1971.
Kansas City, Missouri
February 24, 2021

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2020	2019
	(In thousands)
ASSETS
Loans	$16,329,641	$14,737,817
Allowance for credit losses on loans	(220,834)	(160,682)
Net loans	16,108,807	14,577,135
Loans held for sale (including $39,396,000 and $9,181,000 of residential mortgage loans carried at fair value at December 31, 2020 and 2019, respectively)	45,089	13,809
Investment securities:
Available for sale debt, at fair value (amortized cost of $12,097,533,000 and allowance for credit losses of $— at December 31, 2020)	12,449,264	8,571,626
Trading debt	35,321	28,161
Equity	4,363	4,209
Other	156,745	137,892
Total investment securities	12,645,693	8,741,888
Long-term securities purchased under agreements to resell	850,000	850,000
Interest earning deposits with banks	1,747,363	395,850
Cash and due from banks	437,563	491,615
Premises and equipment – net	371,083	370,637
Goodwill	138,921	138,921
Other intangible assets – net	11,207	9,534
Other assets	567,248	476,400
Total assets	$32,922,974	$26,065,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$10,497,598	$6,890,687
Savings, interest checking and money market	14,604,456	11,621,716
Certificates of deposit of less than $100,000	529,802	626,157
Certificates of deposit of $100,000 and over	1,314,889	1,381,855
Total deposits	26,946,745	20,520,415
Federal funds purchased and securities sold under agreements to repurchase	2,098,383	1,850,772
Other borrowings	802	2,418
Other liabilities	477,072	553,712
Total liabilities	29,523,002	22,927,317
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized 2,000,000 shares; issued none at December 31, 2020 and 6,000 shares at December 31, 2019	—	144,784
Common stock, $5 par value Authorized 140,000,000; issued 117,870,372 shares at December 31, 2020 and 112,795,605 shares at December 31, 2019	589,352	563,978
Capital surplus	2,436,288	2,151,464
Retained earnings	73,000	201,562
Treasury stock of 497,413 shares at December 31, 2020 and 445,952 shares at December 31, 2019, at cost	(32,970)	(37,548)
Accumulated other comprehensive income	331,377	110,444
Total Commerce Bancshares, Inc. stockholders’ equity	3,397,047	3,134,684
Non-controlling interest	2,925	3,788
Total equity	3,399,972	3,138,472
Total liabilities and equity	$32,922,974	$26,065,789
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2020	2019	2018
INTEREST INCOME
Interest and fees on loans	$612,072	$663,338	$625,083
Interest on loans held for sale	860	1,209	1,298
Interest on investment securities	216,793	237,487	240,187
Interest on federal funds sold and short-term securities purchased under agreements to resell	3	55	519
Interest on long-term securities purchased under agreements to resell	40,647	15,898	15,881
Interest on deposits with banks	2,273	6,698	6,233
Total interest income	872,648	924,685	889,201
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	17,851	39,712	27,803
Certificates of deposit of less than $100,000	4,897	6,368	3,215
Certificates of deposit of $100,000 and over	12,948	26,945	14,658
Interest on federal funds purchased and securities sold under agreements to repurchase	6,091	29,415	19,655
Interest on other borrowings	1,014	952	45
Total interest expense	42,801	103,392	65,376
Net interest income	829,847	821,293	823,825
Provision for credit losses	137,190	50,438	42,694
Net interest income after credit losses	692,657	770,855	781,131
NON-INTEREST INCOME
Bank card transaction fees	151,797	167,879	171,576
Trust fees	160,637	155,628	147,964
Deposit account charges and other fees	93,227	95,983	94,517
Capital market fees	14,582	8,146	7,721
Consumer brokerage services	15,095	15,804	15,807
Loan fees and sales	26,684	15,767	12,723
Other	43,845	65,496	51,033
Total non-interest income	505,867	524,703	501,341
INVESTMENT SECURITIES GAINS (LOSSES), NET	11,032	3,626	(488)
NON-INTEREST EXPENSE
Salaries and employee benefits	512,987	492,927	468,194
Net occupancy	46,645	47,157	46,044
Equipment	18,839	19,061	18,125
Supplies and communication	17,419	20,394	20,637
Data processing and software	95,325	92,899	85,978
Marketing	19,734	21,914	20,548
Other	57,429	73,046	78,295
Total non-interest expense	768,378	767,398	737,821
Income before income taxes	441,178	531,786	544,163
Less income taxes	87,293	109,074	105,949
Net income	353,885	422,712	438,214
Less non-controlling interest expense (income)	(172)	1,481	4,672
Net income attributable to Commerce Bancshares, Inc.	354,057	421,231	433,542
Less preferred stock dividends	11,966	9,000	9,000
Net income available to common shareholders	$342,091	$412,231	$424,542
Net income per common share - basic	$2.91	$3.42	$3.44
Net income per common share - diluted	$2.91	$3.41	$3.43
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31
(In thousands)	2020	2019	2018
Net income	$353,885	$422,712	$438,214
Other comprehensive income (loss):
Net unrealized losses on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	—	(632)	(277)
Net unrealized gains (losses) on other securities	161,728	151,122	(55,631)
Change in pension loss	(3,178)	1,167	664
Unrealized gains on cash flow hedge derivatives	62,383	23,456	6,855
Other comprehensive income (loss)	220,933	175,113	(48,389)
Comprehensive income	574,818	597,825	389,825
Less non-controlling interest expense (income)	(172)	1,481	4,672
Comprehensive income attributable to Commerce Bancshares, Inc.	$574,990	$596,344	$385,153
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance at December 31, 2017	$144,784	$535,407	$1,815,360	$221,374	$(14,473)	$14,108	$1,624	$2,718,184
Adoption of ASU 2018-02				(2,932)		2,932		—
Adoption of ASU 2016-01				33,320		(33,320)		—
Balance December 31, 2017, adjusted	144,784	535,407	1,815,360	251,762	(14,473)	(16,280)	1,624	2,718,184
Net income				433,542			4,672	438,214
Other comprehensive loss						(48,389)		(48,389)
Distributions to non-controlling interest							(445)	(445)
Purchases of treasury stock					(75,231)			(75,231)
Cash dividends paid on common stock ($.812 per share)				(100,238)				(100,238)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Stock-based compensation			12,841					12,841
Issuance under stock purchase and equity compensation plans			(21,632)		23,424			1,792
5% stock dividend, net		24,025	278,255	(334,903)	32,044			(579)
Balance at December 31, 2018	144,784	559,432	2,084,824	241,163	(34,236)	(64,669)	5,851	2,937,149
Net income				421,231			1,481	422,712
Other comprehensive income						175,113		175,113
Distributions to non-controlling interest							(3,544)	(3,544)
Purchases of treasury stock					(134,904)			(134,904)
Accelerated share repurchase agreement					(150,000)			(150,000)
Cash dividends paid on common stock ($.943 per share)				(113,466)				(113,466)
Cash dividends paid on preferred stock ($1.500 per depositary share)				(9,000)				(9,000)
Stock-based compensation			13,854					13,854
Issuance under stock purchase and equity compensation plans			(19,293)		20,644			1,351
5% stock dividend, net		4,546	72,079	(338,366)	260,948			(793)
Balance at December 31, 2019	144,784	563,978	2,151,464	201,562	(37,548)	110,444	3,788	3,138,472
Adoption of ASU 2016-13				3,766				3,766
Balance December 31, 2019, adjusted	144,784	563,978	2,151,464	205,328	(37,548)	110,444	3,788	3,142,238
Net income				354,057			(172)	353,885
Other comprehensive income						220,933		220,933
Distributions to non-controlling interest							(691)	(691)
Purchases of treasury stock					(54,163)			(54,163)
Redemption of preferred stock	(144,784)			(5,216)				(150,000)
Cash dividends paid on common stock ($1.029 per share)				(120,818)				(120,818)
Cash dividends paid on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Stock-based compensation			14,915					14,915
Issuance under stock purchase and equity compensation plans			(24,271)		25,580			1,309
5% stock dividend, net		25,374	294,180	(353,601)	33,161			(886)
Balance at December 31, 2020	$—	$589,352	$2,436,288	$73,000	$(32,970)	$331,377	$2,925	$3,399,972
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$353,885	$422,712	$438,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	137,190	50,438	42,694
Provision for depreciation and amortization	43,769	41,145	38,679
Amortization of investment security premiums, net	59,863	27,631	26,224
Deferred income tax (benefit) expense	(19,540)	14,195	5,336
Investment securities (gains) losses, net (A)	(11,032)	(3,626)	488
Net gains on sales of loans held for sale	(16,406)	(10,127)	(6,370)
Proceeds from sales of loans held for sale	297,267	259,153	208,431
Originations of loans held for sale	(313,329)	(244,976)	(203,775)
Net (increase) decrease in trading securities, excluding unsettled transactions	(770)	3,863	(14,277)
Stock-based compensation	14,915	13,854	12,841
(Increase) decrease in interest receivable	(13,399)	3,316	(4,258)
Increase (decrease) in interest payable	(9,444)	5,586	2,137
Increase in income taxes payable	12,345	14,465	12,288
Gain on sale of Corporate Trust business	—	(11,472)	—
Proceeds from terminated interest rate floors	156,740	—	—
Other changes, net	(68,062)	(73,363)	(5,992)
Net cash provided by operating activities	623,992	512,794	552,660
INVESTING ACTIVITIES
Proceeds from sales of investment securities (A)	602,477	413,203	708,864
Proceeds from maturities/pay downs of investment securities (A)	2,673,510	1,558,244	1,510,985
Purchases of investment securities (A)	(6,991,460)	(1,863,180)	(2,090,333)
Net increase in loans	(1,643,775)	(647,890)	(200,673)
Long-term securities purchased under agreements to resell	—	(150,000)	(100,000)
Repayments of long-term securities purchased under agreements to resell	—	—	100,000
Purchases of premises and equipment	(33,134)	(42,575)	(33,294)
Sales of premises and equipment	1,878	2,033	13,427
Net cash used in investing activities	(5,390,504)	(730,165)	(91,024)
FINANCING ACTIVITIES
Net increase in non-interest bearing, savings, interest checking and money market deposits	6,316,100	85,438	60,278
Net increase (decrease) in certificates of deposit	(163,321)	349,890	(108,742)
Net increase (decrease) in federal funds purchased and short-term securities sold under agreements to repurchase	247,611	(105,617)	449,251
Net increase (decrease) in other borrowings	(1,616)	(6,394)	6,944
Preferred stock redemption	(150,000)	—	—
Purchases of treasury stock	(54,163)	(134,904)	(75,231)
Accelerated share repurchase agreement	—	(150,000)	—
Issuance of stock under equity compensation plans	(11)	(8)	(10)
Cash dividends paid on common stock	(120,818)	(113,466)	(100,238)
Cash dividends paid on preferred stock	(6,750)	(9,000)	(9,000)
Net cash provided by (used in) financing activities	6,067,032	(84,061)	223,252
Increase (decrease) in cash, cash equivalents and restricted cash	1,300,520	(301,432)	684,888
Cash, cash equivalents and restricted cash at beginning of year	907,808	1,209,240	524,352
Cash, cash equivalents and restricted cash at end of year	$2,208,328	$907,808	$1,209,240
Income tax payments, net	$90,066	$76,168	$84,172
Interest paid on deposits and borrowings	52,245	97,806	63,239
Loans transferred to foreclosed real estate	93	581	1,551
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations
Commerce Bancshares, Inc. and its subsidiaries (the Company) conducts its principal activities from approximately 300 branch and ATM locations throughout Missouri, Kansas, Illinois, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, trust, and private banking services. The Company also maintains commercial banking offices in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, and Grand Rapids and operates a commercial payments business with sales representatives covering the continental U.S.

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

The Company is considered to be the primary beneficiary in a rabbi trust related to a deferred compensation plan offered to certain employees. The assets and liabilities of this trust, which are included in the accompanying consolidated balance sheets, are not significant. The Company also has variable interests in certain entities in which it is not the primary beneficiary. These entities are not consolidated. These interests include certain investments in entities accounted for using the equity method of accounting, as well as affordable housing limited partnership interests, holdings in its investment portfolio of various asset and mortgage-backed bonds that are issued by securitization trusts, and managed discretionary trust assets that are not included in the accompanying consolidated balance sheets.

The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments on January 1, 2020. Further discussion of the impact of adoption is included below, as well as in Note 2, Loans and Allowance for Credit Losses, and Note 3, Investment Securities. Known as the current expected credit loss (CECL), the standard replaced the incurred loss methodology. The new measurement approach requires the calculation of expected lifetime credit losses and is applied to financial assets measured at amortized cost, including loans and held-to-maturity securities, as well as certain off-balance sheet credit exposures such as unfunded lending commitments. The standard also changed the impairment model of available for sale debt securities. Also see "Allowance for Credit Losses on Loans", "Liability for Unfunded Lending Commitments" and "Allowance for Credit Losses on Available for Sale Debt Securities" within Note 1 below.

The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and for unfunded lending commitments. Results for reporting periods beginning on or after January 1, 2020 are presented under CECL, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net increase to retained earnings of $3.8 million as of January 1, 2020 for the cumulative effect of adopting CECL. The transition adjustment included a decrease to the allowance for credit losses of $29.7 million related to the commercial loan portfolio, an increase to the allowance for credit losses of $8.7 million related to the personal banking loan portfolio, an increase to the liability for unfunded commitments of $16.1 million, and a tax impact of $1.2 million.

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

Cash, Cash Equivalents and Restricted Cash
In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Federal funds sold and short-term securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets. Restricted cash is comprised of cash collateral on deposit with another financial institution to secure interest rate swap transactions. Restricted cash is included in other assets in the consolidated balance sheets and totaled $23.4 million and $20.3 million at December 31, 2020 and 2019, respectively.

During the year, the Federal Reserve System, which historically required the Bank to maintain cash balances at the Federal Reserve Bank, reduced the reserve requirement ratios to zero percent effective March 26, 2020. Other interest earning cash balances held at the Federal Reserve Bank totaled $1.7 billion at December 31, 2020.

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
Interest on loans is accrued based upon the principal amount outstanding. The Company has elected the practical expedient to exclude all accrued interest receivable from all required disclosures of amortized cost. Additionally, an election was made not to measure an allowance for credit losses for accrued interest receivables. The Company has also made the election that all interest accrued but ultimately not received is reversed against interest income.
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
The Company follows the guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was signed into law on March 27, 2020 and provided financial institutions the option to suspend the requirement to categorize certain modifications related to the global Coronavirus Disease 2019 (COVID-19) pandemic as troubled debt restructurings. The 2021 Consolidated Appropriations Act signed December 27, 2020 extends this temporary suspension through January 1, 2022. Refer to Note 2 for additional information.

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

Investments in Debt and Equity Securities
The majority of the Company's investment portfolio is comprised of debt securities that are classified as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value. Changes in fair value are reported in other comprehensive income (loss), a component of stockholders’ equity. Securities are periodically evaluated for credit losses in accordance with the guidance provided in Accounting Standards Codification (ASC) 326. Further discussion of this evaluation is provided in "Allowance for Credit Losses on Available for Sale Debt Securities" below. Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in investment securities gains (losses), net, in the consolidated statements of income. Purchase premiums and discounts are amortized to interest income using a level yield method over the estimated lives of the securities. For certain callable debt securities purchased at a premium, the amortization is instead recorded to the earliest call date. For mortgage and asset-backed securities, prepayment experience is evaluated quarterly to determine if a change in a bond's estimated remaining life is necessary. A corresponding adjustment is then made in the related amortization of premium or discount accretion.

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

Other securities include Federal Reserve Bank stock and Federal Home Loan Bank stock, which are held for debt and regulatory purposes. They are carried at cost and periodically evaluated for impairment. Also included are equity method investments held by the Bank and investments in portfolio concerns, which consist of both debt and equity instruments, held by the Company’s private equity subsidiary. The Company's equity method investments are carried at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. The Company's private equity investments are carried at fair value in accordance with ASC 946-10-15, with changes in fair value reported in current earnings. In the absence of readily ascertainable market values, fair value is estimated using internally developed methods. Changes in fair value which are recognized in current earnings and gains and losses from sales are included in investment securities gains (losses), net in the consolidated statements of income.

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

Securities sold under agreements to repurchase are a source of funding to the Company and are offered to cash management customers as an automated, collateralized investment account. From time to time, securities sold may also be used by the Bank to obtain additional borrowed funds at favorable rates. These borrowings are secured by a portion of the Company's investment security portfolio and delivered either to the dealer custody account at the Federal Reserve Bank or to the applicable counterparty.

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

Foreclosed Assets
Foreclosed assets consist of property that has been repossessed and is comprised of commercial and residential real estate and other non-real estate property, including auto and recreational and marine vehicles. The assets are initially recorded at fair value less estimated selling costs, establishing a new cost basis. Initial valuation adjustments are charged to the allowance for credit losses. Fair values are estimated primarily based on appraisals, third-party price opinions, or internally developed pricing models. After initial recognition, fair value estimates are updated periodically. Declines in fair value below cost are recognized through valuation allowances which may be reversed when supported by future increases in fair value. These valuation adjustments, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense.

Goodwill and Intangible Assets
Goodwill and intangible assets that have indefinite useful lives, such as property easement intangible assets, are not amortized but are assessed for impairment on an annual basis or more frequently in certain circumstances. When testing for goodwill impairment, the Company may initially perform a qualitative assessment. Based on the results of this qualitative assessment, if the Company concludes it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative analysis is performed. Quantitative valuation methodologies include a combination of formulas using current market multiples, based on recent sales of financial institutions within the Company's geographic marketplace. If the fair value of a reporting unit is less than the carrying amount, an impairment has occurred and is measured as the amount by which the carrying amount exceeds the reporting unit's fair value. The Company has not recorded impairment resulting from goodwill impairment tests. However, adverse changes in the economic environment, operations of the reporting unit, or other factors could result in a decline in fair value.

Intangible assets that have finite useful lives, such as core deposit intangibles and mortgage servicing rights, are amortized over their estimated useful lives. Core deposit intangibles are generally amortized over periods of 8 to 14 years, representing their estimated lives, using accelerated methods. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. Impairment is indicated if the sum of the undiscounted estimated future net cash flows is less than the carrying value of the intangible asset. Mortgage servicing rights, while initially recorded at fair value, are subsequently amortized and carried at the lower of the initial capitalized amount (net of accumulated amortization), or estimated fair value. The Company evaluates its mortgage servicing rights for impairment on a quarterly basis, using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans. A valuation allowance has been established, through a charge to earnings, to the extent the amortized cost exceeds the estimated fair value. However, the Company has not recorded other-than-temporary impairment losses on either of these types of intangible assets.

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

Derivatives
Most of the Company's derivative contracts are accounted for as free-standing instruments. These instruments are carried at fair value, and changes in fair value are recognized in current earnings. They include interest rate swaps and caps, which are offered to customers to assist in managing their risks of adverse changes in interest rates. Each contract between the Company and a customer is offset by a contract between the Company and an institutional counterparty, thus minimizing the Company's exposure to rate changes. The Company also enters into certain contracts, known as credit risk participation agreements, to buy or sell credit protection on specific interest rate swaps. It also purchases and sells forward foreign exchange contracts, either in connection with customer transactions, or for its own trading purposes. Additionally, the Company originates and sells certain personal real estate mortgages. Derivative instruments under this program include mortgage loan commitments, forward loan sale contracts, and forward contracts to sell certain to-be-announced (TBA) securities.

The Company's interest rate risk management policy permits the use of hedge accounting for derivatives. The Company monetized its interest rate floors that had previously been designated and qualified as cash flow hedges. The resulting unrealized gain is recorded in accumulated other comprehensive income and recognized in interest and fees on loans in the accompanying income statements as the underlying forecasted transactions impact earnings through the original maturity dates of the monetized interest rate floors.

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

Pension Plan
The Company’s pension plan is described in Note 10, Employee Benefit Plans. In accordance with ASU 2017-07, the Company has reported the service cost component of net periodic pension cost in salaries and employee benefits in the accompanying consolidated statements of income, while the other components are reported in other non-interest expense. The funded status of the plan is recognized as an asset or liability in the consolidated balance sheets, and changes in that funded status are recognized in the year in which the changes occur through other comprehensive income. Plan assets and benefit obligations are measured as of the fiscal year end of the plan. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Company monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimations. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated.

Stock-Based Compensation
The Company’s stock-based employee compensation plan is described in Note 11, Stock-Based Compensation and Directors Stock Purchase Plan. In accordance with the requirements of ASC 718-10-30-3 and 35-2, the Company measures the cost of stock-based compensation based on the grant-date fair value of the award, recognizing the cost over the requisite service period, which is generally the vesting period. The fair value of stock appreciation rights is estimated using the Black-Scholes option-pricing model while the fair value of a nonvested stock award is the common stock (CBSH) market price. The expense recognized for stock-based compensation is included in salaries and benefits in the accompanying consolidated statements of income. The Company recognizes forfeitures as a reduction to expense only when they have occurred.

Treasury Stock
Purchases of the Company’s common stock are recorded at cost. Upon re-issuance for acquisitions, exercises of stock-based awards or other corporate purposes, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s nonvested stock awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2020.

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Commercial:
Business	$6,546,087	$5,565,449
Real estate — construction and land	1,021,595	899,377
Real estate — business	3,026,117	2,833,554
Personal Banking:
Real estate — personal	2,820,030	2,354,760
Consumer	1,950,502	1,964,145
Revolving home equity	307,083	349,251
Consumer credit card	655,078	764,977
Overdrafts	3,149	6,304
Total loans (1)	$16,329,641	$14,737,817
(1) Accrued interest receivable totaled $41.9 million at December 31, 2020 and was included within other assets on the consolidated balance sheet. For the year ended December 31, 2020, the Company wrote-off accrued interest by reversing interest income of $329 thousand and $5.7 million in the Commercial and Personal Banking portfolios, respectively.
Loans to directors and executive officers of the Parent and the Bank, and to their affiliates, are summarized as follows:

(In thousands)
Balance at January 1, 2020	$56,595
Additions	102,182
Amounts collected	(123,883)
Amounts written off	—
Balance, December 31, 2020	$34,894

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. The activity in the table above includes draws and repayments on several lines of credit with business entities. There were no outstanding loans at December 31, 2020 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Kansas, Illinois and other nearby states including Oklahoma, Colorado, Iowa, Ohio, Texas, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from one to seven years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2020, unfunded loan commitments totaled $13.0 billion (which included $5.0 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2020, loans totaling $3.9 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.5 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases to commercial and industrial and tax-exempt entities of $797.4 million and $795.8 million at December 31, 2020 and 2019, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $66.3 million and $71.8 million at December 31, 2020 and 2019, respectively. The net investment in operating leases amounted to $13.7 million and $14.7 million at December 31, 2020 and 2019, respectively, and is included in other assets on the Company’s consolidated balance sheets.

Allowance for credit losses
The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily large loans on non-accrual status, are evaluated on an individual basis.

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including GDP, disposable income, unemployment rate, various interest rates, CPI inflation rate, HPI, CREPI and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions (except for contractual extensions at the option of the customer), renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

Key model assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at December 31, 2020 and January 1, 2020 are discussed below.

Key Assumption	December 31, 2020	January 1, 2020 (implementation)

Overall economic forecast
•The recovery from the Global Coronavirus Recession (GCR) continues to be gradual throughout 2021 and 2022
•Assumes no additional systemic lockdown measures
•Considers government stimulus in the beginning of 2021
•Continued uncertainty regarding the health crisis
Stable economic environment with slight positive growth projections in overall economic indicators, short-term and long-term, reflecting low unemployment in a late-stage economic cycle.
Reasonable and supportable period and related reversion period	•Two years for both commercial and personal banking loans •Reversion to historical average loss rates within two quarters using a straight-line method	•One year for commercial loans •Two years for personal banking loans •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables	•Unemployment rate ranging from 6.5% to 5.2% during the supportable forecast period •Real GDP growth ranges from 3.7% to 2.2% •Prime rate of 3.25%
•Unemployment rate ranging from 3.4% to 3.8% during the supportable forecast period
•Real GDP growth ranges from 1.2% to 1.8%
•Prime rate ranges of 4.6% to 4.8%
•See "Qualitative factors" below for qualitative adjustments made to the forecasted macro-economic variables stated herein

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 23.1% to 23.3% for most loan pools •58.0% for consumer credit cards	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 14.9% to 25.6% for most loan pools •57.2% for consumer credit cards
Qualitative factors
Added net reserves using qualitative processes related to:
•Loans originated in our expansion markets, loans that are designated as shared national credits, and certain portfolios considered to be COVID-19 impacted.
•Changes in the composition of the loan portfolios
•Loans downgraded to special mention, substandard, or non-accrual status

Added reserves using qualitative processes related to:
•Loans originated in our expansion markets
•Loans that are designated as shared national credits
•Loans downgraded to special mention, substandard, or non-accrual status

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

The current forecast projects a recovery from the 2020 recession over the next two years. This pandemic is unprecedented and information that could be used in the estimation of the allowance for credit losses changes frequently. Events such as the timing of governmental required business lock downs or possible additional waves of infection could prolong and deepen the projected recession.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the year ended December 31, 2020 follows:

	For the Year Ended December 31
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at December 31, 2019	$91,760	$68,922	$160,682
Adoption of ASU 2016-13	(29,711)	8,672	(21,039)
Balance at December 31, 2019, adjusted	$62,049	$77,594	$139,643
Provision for credit losses on loans	63,115	52,934	116,049
Deductions:
Loans charged off	7,862	42,185	50,047
Less recoveries on loans	4,247	10,942	15,189
Net loan charge-offs	3,615	31,243	34,858
Balance December 31, 2020	$121,549	$99,285	$220,834
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at December 31, 2019	$399	$676	$1,075
Adoption of ASU 2016-13	16,057	33	16,090
Balance at December 31, 2019, adjusted	$16,456	$709	$17,165
Provision for credit losses on unfunded lending commitments	20,803	339	21,142
Balance December 31, 2020	$37,259	$1,048	$38,307
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$158,808	$100,333	$259,141

Allowance for loan losses
In the table below is a summary of the activity in the allowance for loan losses during the previous two years, calculated in accordance with the incurred loss methodology applicable to the Company prior to its adoption of CECL on January 1, 2020. The allowance for loan losses under the incurred loss method estimated probable loan losses inherent in the portfolio as of the balance sheet date, and using this methodology, groups of similar loans were evaluated collectively for impairment and certain specific loans were evaluated for impairment individually. The Company’s estimate of the allowance under the incurred loss method was based on various judgments and assumptions made by management and was influenced by several qualitative factors which included historical loan loss experience by loan type, loss emergence periods, trends in delinquencies, collateral valuation, current regional and national economic factors, current loan portfolio composition and characteristics, portfolio risk ratings, and levels of non-performing assets.

(In thousands)	Commercial	Personal Banking	Total
Balance at December 31, 2017	$93,704	$65,828	$159,532
Provision for loan losses	254	42,440	42,694
Deductions:
Loans charged off	3,164	52,657	55,821
Less recoveries	2,075	11,452	13,527
Net loans charged off	1,089	41,205	42,294
Balance at December 31, 2018	92,869	67,063	159,932
Provision for loan losses	2,816	47,622	50,438
Deductions:
Loans charged off	4,711	57,169	61,880
Less recoveries	786	11,406	12,192
Net loans charged off	3,925	45,763	49,688
Balance at December 31, 2019	91,760	68,922	160,682

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2020 and 2019.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2020
Commercial:
Business	$6,517,838	$2,252	$3,473	$22,524	$6,546,087
Real estate – construction and land	1,021,592	—	3	—	1,021,595
Real estate – business	3,016,215	7,666	6	2,230	3,026,117
Personal Banking:
Real estate – personal	2,808,886	6,521	2,837	1,786	2,820,030
Consumer	1,921,822	25,417	3,263	—	1,950,502
Revolving home equity	305,037	1,656	390	—	307,083
Consumer credit card	635,770	7,090	12,218	—	655,078
Overdrafts	2,896	253	—	—	3,149
Total	$16,230,056	$50,855	$22,190	$26,540	$16,329,641
December 31, 2019
Commercial:
Business	$5,545,104	$12,064	$792	$7,489	$5,565,449
Real estate – construction and land	882,826	13,046	3,503	2	899,377
Real estate – business	2,830,494	2,030	—	1,030	2,833,554
Personal Banking:
Real estate – personal	2,345,243	6,129	1,689	1,699	2,354,760
Consumer	1,928,082	34,053	2,010	—	1,964,145
Revolving home equity	347,258	1,743	250	—	349,251
Consumer credit card	742,659	10,703	11,615	—	764,977
Overdrafts	5,972	332	—	—	6,304
Total	$14,627,638	$80,100	$19,859	$10,220	$14,737,817

At December 31, 2020, the Company had $9.4 million of non-accrual business loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the year ended December 31, 2020.

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

The risk category of loans in the Commercial portfolio as of December 31, 2020 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Business
Risk Rating:
Pass	$2,472,419	$966,068	$438,557	$329,207	$163,357	$281,604	$1,619,680	$6,270,892
Special mention	28,612	26,746	14,102	1,781	5,091	1,664	41,749	119,745
Substandard	17,246	21,985	5,076	2,675	3,578	13,390	68,976	132,926
Non-accrual	12,619	1	5,327	391	502	3,659	25	22,524
Total Business:	$2,530,896	$1,014,800	$463,062	$334,054	$172,528	$300,317	$1,730,430	$6,546,087
Real estate-construction
Risk Rating:
Pass	$483,302	$330,480	$56,747	$3,021	$24,426	$1,692	$27,356	$927,024
Special mention	29,692	—	1,022	34,532	—	—	—	65,246
Substandard	1,154	—	14,989	13,182	—	—	—	29,325
Total Real estate-construction:	$514,148	$330,480	$72,758	$50,735	$24,426	$1,692	$27,356	$1,021,595
Real estate- business
Risk Rating:
Pass	$890,740	$666,399	$336,850	$241,656	$313,691	$199,534	$67,796	$2,716,666
Special mention	8,936	21,734	49,580	6,597	17,504	1,309	3,002	108,662
Substandard	46,882	1,037	4,061	81,435	17,538	45,014	2,592	198,559
Non-accrual	478	188	1,480	—	—	84	—	2,230
Total Real-estate business:	$947,036	$689,358	$391,971	$329,688	$348,733	$245,941	$73,390	$3,026,117
Commercial loans
Risk Rating:
Pass	$3,846,461	$1,962,947	$832,154	$573,884	$501,474	$482,830	$1,714,832	$9,914,582
Special mention	67,240	48,480	64,704	42,910	22,595	2,973	44,751	293,653
Substandard	65,282	23,022	24,126	97,292	21,116	58,404	71,568	360,810
Non-accrual	13,097	189	6,807	391	502	3,743	25	24,754
Total Commercial loans:	$3,992,080	$2,034,638	$927,791	$714,477	$545,687	$547,950	$1,831,176	$10,593,799

Information about the credit quality of the Commercial loan portfolio as of December 31, 2019 follows:

	Commercial Loans
(In thousands)	Business	Real Estate -Construction	Real Estate - Business	Total
December 31, 2019
Pass	$5,393,928	$856,364	$2,659,827	$8,910,119
Special mention	80,089	42,541	92,626	215,256
Substandard	83,943	470	80,071	164,484
Non-accrual	7,489	2	1,030	8,521
Total	$5,565,449	$899,377	$2,833,554	$9,298,380

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of December 31, 2020 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate-personal
Current to 90 days past due	$1,123,918	$488,379	$218,390	$201,971	$227,265	$544,008	$11,476	$2,815,407
Over 90 days past due	534	375	281	411	388	848	—	2,837
Non-accrual	29	191	116	45	65	1,340	—	1,786
Total Real estate-personal:	$1,124,481	$488,945	$218,787	$202,427	$227,718	$546,196	$11,476	$2,820,030
Consumer
Current to 90 days past due	$536,799	$337,431	$161,337	$115,886	$75,769	$86,831	$633,186	$1,947,239
Over 90 days past due	212	358	328	220	174	397	1,574	3,263
Total Consumer:	$537,011	$337,789	$161,665	$116,106	$75,943	$87,228	$634,760	$1,950,502
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$306,693	$306,693
Over 90 days past due	—	—	—	—	—	—	390	390
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$307,083	$307,083
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$642,860	$642,860
Over 90 days past due	—	—	—	—	—	—	12,218	12,218
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$655,078	$655,078
Overdrafts
Current to 90 days past due	$3,149	$—	$—	$—	$—	$—	$—	$3,149
Total Overdrafts:	$3,149	$—	$—	$—	$—	$—	$—	$3,149
Personal banking loans
Current to 90 days past due	$1,663,866	$825,810	$379,727	$317,857	$303,034	$630,839	$1,594,215	$5,715,348
Over 90 days past due	746	733	609	631	562	1,245	14,182	18,708
Non-accrual	29	191	116	45	65	1,340	—	1,786
Total Personal banking loans:	$1,664,641	$826,734	$380,452	$318,533	$303,661	$633,424	$1,608,397	$5,735,842

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2020.

(In thousands)	Business Assets	Future Revenue Streams	Oil & Gas Assets	Total
Commercial:
Business	$13,109	$—	$2,695	$15,804
Real estate - business	—	986	—	986
Total	$13,109	$986	$2,695	$16,790

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $191.1 million at December 31, 2020 and $198.2 million at December 31, 2019. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $188.1 million at December 31, 2020 and $199.2 million at December 31, 2019. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at December 31, 2020 and 2019 by FICO score.

	Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
December 31, 2020
FICO score:
Under 600	0.8%	2.3%	1.3%	5.0%
600 – 659	1.9	4.2	2.4	12.3
660 – 719	8.8	14.1	8.6	31.2
720 – 779	24.5	23.9	22.2	28.0
780 and over	64.0	55.5	65.5	23.5
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2019
FICO score:
Under 600	1.0%	3.0%	1.7%	5.6%
600 – 659	1.9	5.2	1.9	14.3
660 – 719	9.2	15.4	9.0	32.2
720 – 779	25.7	27.0	21.5	26.6
780 and over	62.2	49.4	65.9	21.3
Total	100.0%	100.0%	100.0%	100.0%
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

The initial guidance issued under the CARES Act was due to expire on December 31, 2020. During January 2021, the Consolidated Appropriations Act, 2021 was enacted and extended relief offered under the CARES Act related to the accounting and disclosure requirements for troubled debt restructurings as a result of COVID-19. The Company elected to adopt the extension of this guidance.

	December 31
(In thousands)	2020	2019
Accruing loans:
Commercial	$117,740	$55,934
Assistance programs	7,804	8,365
Consumer bankruptcy	2,841	3,592
Other consumer	2,353	3,621
Non-accrual loans	9,889	7,938
Total troubled debt restructurings	$140,627	$79,450

The table below shows the balance of troubled debt restructurings by loan classification at December 31, 2020, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	December 31, 2020	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$71,088	$664
Real estate – construction and land	40	—
Real estate – business	55,306	—
Personal Banking:
Real estate – personal	3,222	242
Consumer	3,365	242
Revolving home equity	28	—
Consumer credit card	7,578	721
Total troubled debt restructurings	$140,627	$1,869

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. However, the effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $965 thousand on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

The Company had commitments of $10.7 million at December 31, 2020 to lend additional funds to borrowers with restructured loans, compared to $4.7 million at December 31, 2019.

Impaired loans
The following Impaired loans disclosures were superseded by ASC 2016-13.
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

The following table shows the balance in the allowance for loan losses and the related loan balance at December 31, 2019 disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
December 31, 2019
Commercial	$1,629	$64,500	$90,131	$9,233,880
Personal Banking	1,117	17,232	67,805	5,422,205
Total	$2,746	$81,732	$157,936	$14,656,085

The following table provides additional information about impaired loans held by the Company at December 31, 2019, segregated between loans for which an allowance for loan losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Business	$7,054	$13,738	$—
	$7,054	$13,738	$—
With an allowance recorded:
Business	$30,437	$30,487	$837
Real estate – construction and land	46	51	1
Real estate – business	26,963	27,643	791
Real estate – personal	4,729	5,968	258
Consumer	4,421	4,421	35
Revolving home equity	35	35	1
Consumer credit card	8,047	8,047	823
	$74,678	$76,652	$2,746
Total	$81,732	$90,390	$2,746

Total average impaired loans during 2019 are shown in the table below.

	2019
(In thousands)	Commercial	Personal Banking	Total
Average impaired loans:
Non-accrual loans	$9,892	$2,031	$11,923
Restructured loans (accruing)	49,544	15,667	65,211
Total	$59,436	$17,698	$77,134

The table below shows interest income recognized during the years ended December 31, 2019 and 2018 for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section above.

	Years Ended December 31
(In thousands)	2019	2018
Interest income recognized on impaired loans:
Business	$1,329	$2,219
Real estate – construction and land	2	25
Real estate – business	1,456	558
Real estate – personal	136	139
Consumer	286	305
Revolving home equity	3	3
Consumer credit card	828	746
Total	$4,040	$3,995

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 19. The loans are primarily sold to FNMA and FHLMC. At December 31, 2020, the fair value of these loans was $39.4 million, and the unpaid principal balance was $38.0 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at December 31, 2020 totaled $5.7 million.

At December 31, 2020, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $93 thousand and $365 thousand at December 31, 2020 and 2019, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles (RV), totaled $1.4 million and $5.5 million at December 31, 2020 and 2019, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities, at fair value, consisted of the following at December 31, 2020 and 2019:

(In thousands)	2020	2019
Available for sale debt securities	$12,449,264	$8,571,626
Trading debt securities	35,321	28,161
Equity securities:
Readily determinable fair value	2,966	2,929
No readily determinable fair value	1,397	1,280
Other:
Federal Reserve Bank stock	34,070	33,770
Federal Home Loan Bank stock	10,307	10,000
Equity method investments	18,000	—
Private equity investments	94,368	94,122
Total investment securities (1)	$12,645,693	$8,741,888
(1) Accrued interest receivable totaled $41.5 million at December 31, 2020 and was included within other assets on the consolidated balance sheet.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. This portfolio includes the Company's holdings of Visa Class B shares, which have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the year-ended December 31, 2020, the Company did not record any impairment or other adjustments to the carrying amount of its portfolio of equity securities with no readily determinable fair value.

Other investment securities include Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock, equity method investments, and investments in portfolio concerns held by the Company's private equity subsidiary. FRB stock and FHLB stock are held for debt and regulatory purposes. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. The Company's equity method investments are carried at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. The private equity investments, in the absence of readily ascertainable market values, are carried at estimated fair value.

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of December 31, 2020 is shown in the following table. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2020. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and GNMA, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
Within 1 year	$59,627	$59,641.90		*%
After 1 but within 5 years	490,333	521,540	2.22	*
After 5 but within 10 years	225,632	256,878.65		*
Total U.S. government and federal agency obligations	775,592	838,059	1.66	*
Government-sponsored enterprise obligations:
Within 1 year	14,993	14,916	2.15
After 10 years	35,810	39,569	2.39
Total government-sponsored enterprise obligations	50,803	54,485	2.32
State and municipal obligations:
Within 1 year	34,694	34,866	2.35
After 1 but within 5 years	865,165	901,201	2.20
After 5 but within 10 years	595,510	627,063	2.01
After 10 years	472,637	481,969	1.84
Total state and municipal obligations	1,968,006	2,045,099	2.06
Mortgage and asset-backed securities:
Agency mortgage-backed securities	6,557,098	6,712,085	2.00
Non-agency mortgage-backed securities	358,074	361,074	2.39
Asset-backed securities	1,853,791	1,882,243	1.53
Total mortgage and asset-backed securities	8,768,963	8,955,402	1.92
Other debt securities:
Within 1 year	8,041	8,118
After 1 but within 5 years	254,173	265,486
After 5 but within 10 years	240,759	250,036
After 10 years	31,196	32,579
Total other debt securities	534,169	556,219
Total available for sale debt securities	$12,097,533	$12,449,264
* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $434.6 million, at fair value, at December 31, 2020. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

Allowance for credit losses on available for sale debt securities
As described in Note 1, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The adoption of ASU 2016-13 had no impact to the Company's available for sale securities reported in its consolidated financial statements at January 1, 2020. For the year ended December 31, 2020, the Company did not recognize a credit loss expense on any available for sale debt securities.

The Company’s model for establishing its allowance for credit losses uses cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Securities for which fair value is less than amortized cost are reviewed for impairment. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Credit impairment is determined using input factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. At December 31, 2020, the fair value of securities on this watch list was $31.0 million compared to $51.6 million at December 31, 2019.

Significant inputs to the cash flow model used at December 31, 2020 to quantify credit losses were primarily credit support agreements, as the securities on the Company's watch list at December 31, 2020 were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of December 31, 2020, the Company did not identify any securities for which a credit loss exists.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of impairment period, for which an allowance for credit losses has not been recorded at December 31, 2020. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. Additionally, management does not intend to sell the securities, and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Government-sponsored enterprise obligations	$19,720	$98	$—	$—	$19,720	$98
State and municipal obligations	45,622	230	—	—	45,622	230
Mortgage and asset-backed securities:
Agency mortgage-backed securities	470,373	2,802	—	—	470,373	2,802
Non-agency mortgage-backed securities	112,861	380	—	—	112,861	380
Asset-backed securities	21,360	56	253,734	2,617	275,094	2,673
Total mortgage and asset-backed securities	604,594	3,238	253,734	2,617	858,328	5,855
Other debt securities	24,522	175	—	—	24,522	175
Total	$694,458	$3,741	$253,734	$2,617	$948,192	$6,358

Debt securities available for sale in an unrealized loss position, aggregated by major security type and length of impairment period, are as follows:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government and federal agency obligations	$31,787	$21	$25,405	$21	$57,192	$42
Government-sponsored enterprise obligations	6,155	187	—	—	6,155	187
State and municipal obligations	6,700	31	1,554	1	8,254	32
Mortgage and asset-backed securities:
Agency mortgage-backed securities	652,352	5,306	147,653	867	800,005	6,173
Non-agency mortgage-backed securities	102,931	254	189,747	451	292,678	705
Asset-backed securities	330,876	3,610	152,461	2,108	483,337	5,718
Total mortgage and asset-backed securities	1,086,159	9,170	489,861	3,426	1,576,020	12,596
Other debt securities	5,496	4	997	3	6,493	7
Total	$1,136,297	$9,413	$517,817	$3,451	$1,654,114	$12,864

The entire available for sale debt portfolio included $948.2 million of securities that were in a loss position at December 31, 2020, compared to $1.7 billion at December 31, 2019. The total amount of unrealized loss on these securities was $6.4 million at December 31, 2020, a decrease of $6.5 million compared to the loss at December 31, 2019. Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at December 31, 2020 and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2020
U.S. government and federal agency obligations	$775,592	$62,467	$—	$—	$838,059
Government-sponsored enterprise obligations	50,803	3,780	(98)	—	54,485
State and municipal obligations	1,968,006	77,323	(230)	—	2,045,099
Mortgage and asset-backed securities:
Agency mortgage-backed securities	6,557,098	157,789	(2,802)	—	6,712,085
Non-agency mortgage-backed securities	358,074	3,380	(380)	—	361,074
Asset-backed securities	1,853,791	31,125	(2,673)	—	1,882,243
Total mortgage and asset-backed securities	8,768,963	192,294	(5,855)	—	8,955,402
Other debt securities	534,169	22,225	(175)	—	556,219
Total	$12,097,533	$358,089	$(6,358)	$—	$12,449,264

For debt securities classified as available for sale, the following table shows the amortized cost and fair value of securities available for sale at December 31, 2019 and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

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

	For the Year Ended December 31
(In thousands)	2020	2019	2018
Proceeds from sales of securities:
Available for sale debt securities	$602,475	$402,103	$667,227
Equity securities	2	3,856	41,637
Other	—	7,244	—
Total proceeds	$602,477	$413,203	$708,864

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$21,096	$2,354	$448
Losses realized on sales	—	(2,568)	(10,101)
Other-than-temporary impairment recognized on debt securities	—	(133)	(68)
Equity securities:
Gains realized on sales	2	3,262	1,759
Losses realized on sales	—	—	(8,917)
Fair value adjustments, net	37	344	2,542
Other:
Gains realized on sales	—	1,094	—
Fair value adjustments, net	(10,103)	(727)	13,849
Total investment securities gains (losses), net	$11,032	$3,626	$(488)

Net gains and losses on investment securities for the year ended December 31, 2020 included net gains of $21.1 million realized on sales of available for sale debt securities and net losses in fair value of $10.1 million on private equity investments due to fair value adjustments.

At December 31, 2020 securities totaling $4.8 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $4.3 billion at December 31, 2019. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $214.2 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4. Premises and Equipment
Premises and equipment consist of the following at December 31, 2020 and 2019:

(In thousands)	2020	2019
Land	$93,492	$91,678
Buildings and improvements	582,056	566,177
Equipment	239,216	237,047
Right of use leased assets	29,589	28,195
Total	944,353	923,097
Less accumulated depreciation	573,270	552,460
Net premises and equipment	$371,083	$370,637

Depreciation expense of $32.2 million in 2020, $30.8 million in 2019 and $28.6 million in 2018, was included in occupancy expense and equipment expense in the consolidated statements of income. Repairs and maintenance expense of $16.4 million, $17.8 million and $16.9 million for 2020, 2019 and 2018, respectively, was included in occupancy expense and equipment expense. Interest expense capitalized on constructions projects totaled $14 thousand in 2020. There was no interest expense capitalized on constructions projects in 2019 or 2018.

Right of use leased assets are comprised mainly of operating leases for branches, office space, ATM locations, and certain equipment, as described in Note 6.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2020				December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(29,912)	$—	$1,358	$31,270	$(29,485)	$—	$1,785
Mortgage servicing rights	15,238	(6,886)	(2,103)	6,249	12,942	(4,866)	(327)	7,749
Total	$46,508	$(36,798)	$(2,103)	$7,607	$44,212	$(34,351)	$(327)	$9,534

The carrying amount of goodwill and its allocation among segments at December 31, 2020 and 2019 is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2020, 2019 or 2018. Further, the annual assessment of qualitative factors on January 1, 2021 revealed no likelihood of impairment as of that date.

(In thousands)	December 31, 2020	December 31, 2019
Consumer segment	$70,721	$70,721
Commercial segment	67,454	67,454
Wealth segment	746	746
Total goodwill	$138,921	$138,921

Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2020 and 2019 are shown in the following table. During the year ended December 31, 2020, the Company purchased an easement for $3.6 million in connection with the Developer Services Agreement that was signed during the third quarter of 2020 to develop a commercial office complex in Clayton, Missouri. The easement, which grants the Company access to all portions of the parking facility and terrace garden, is perpetual and will be assessed for impairment at least annually, or whenever events or circumstances indicate an impairment may have occurred.

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2018	$138,921	$—	$2,316	$6,478
Originations	—	—	—	2,603
Amortization	—	—	(531)	(1,005)
Impairment	—	—	—	(327)
Balance at December 31, 2019	138,921	—	1,785	7,749
Originations	—	3,600	—	2,296
Amortization	—	—	(427)	(2,020)
Impairment	—	—	—	(1,776)
Balance at December 31, 2020	$138,921	$3,600	$1,358	$6,249

Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment at a tranche level, and if impairment is indicated, recorded at fair value. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. At December 31, 2020, temporary impairment of $2.1 million had been recognized. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 17 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2020, 2019 and 2018 was $2.4 million, $1.5 million and $1.3 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2020. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2021	$1,445
2022	1,145
2023	930
2024	755
2025	613

6. Leases
The Company adopted ASU 2016-02, "Leases", and its related amendments on January 1, 2019 using a modified retrospective approach. The Company's leasing activities include leasing certain real estate and equipment, providing lease financing to commercial customers, and leasing office space to third parties. The Company adopted the package of practical expedients permitted within the standard, along with the lease component expedient for all lease classes and the disclosure expedient. The Company uses the FHLB fixed-advance rate at lease commencement or at any subsequent remeasurement event date based on the remaining lease term to calculate the liability for each lease.

Lessee
The Company primarily has operating leases for branches, office space, ATM locations, and certain equipment. As of December 31, 2020, the right-of-use asset for operating leases, reported within premises and equipment, net, and lease liability, reported within other liabilities, recognized on the Company's consolidated balance sheets totaled $28.3 million and $29.2 million, respectively, compared to right-of-use assets of $26.3 million and lease liability of $27.0 million at December 31, 2019. Total lease cost for the year ended December 31, 2020 was $7.4 million, compared to $7.3 million for the year ended December 31, 2019. For leases with a term of 12 months or less, an election was made not to recognize lease assets and lease liabilities for all asset classes, and to recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining terms of 1 month to 33 years, most of which contain renewal options. However, the renewal options are generally not included in the leased asset or liability because the option exercises are uncertain.

The maturities of operating leases are included in the table below.

(in thousands)	Operating Leases(1)
2021	$6,078
2022	5,305
2023	4,715
2024	3,454
2025	2,025
After 2025	14,453
Total lease payments	$36,030
Less: Interest(2)	6,813
Present value of lease liabilities	$29,217
        (1) Excludes $2.9 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
        (2) Calculated using the interest rate for each lease.

The following table presents the average lease term and discount rate of operating leases.

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term	11.3 years	11.7 years
Weighted-average discount rate	3.29%	3.67%

Supplemental cash flow information related to operating leases is included in the table below.

	For the Year Ended December 31
(in thousands)	2020	2019
Operating cash paid toward lease liabilities	$6,213	5,989
Leased assets obtained in exchange for new lease liabilities	$7,482	3,958

The Company adopted the lease standard using the effective date as the date of initial application as noted above, and as required, the table below provides the disclosure for periods prior to adoption. Under ASC Topic 840, Leases, rent expense amounted to $7.7 million in 2018. Future minimum lease payments as of December 31, 2018 are shown below, which include leases that have not yet commenced.

(in thousands)
Year Ended December 31	Total
2019	$5,763
2020	4,817
2021	4,055
2022	3,598
2023	3,273
After	15,161
Total minimum lease payments	$36,667

Lessor
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or to expand the leased space, and currently the leases have remaining terms of 3 months to 7 years.

The following table provides the components of lease income.

	For the Year Ended December 31
(in thousands)	2020	2019
Direct financing and sales-type leases	25,380	24,062
Operating leases(1)	8,589	7,951
Total lease income	$33,969	$32,013
(1) Includes rent from Tower Properties, a related party, of $76 thousand and $75 thousand for the year ended December 31, 2020 and 2019, respectively.

The following table presents the components of the net investments in direct financing and sales-type leases.

(in thousands)	December 31, 2020	December 31, 2019
Lease payment receivable	$729,649	$738,809
Unguaranteed residual assets	64,211	53,408
Total net investments in direct financing and sales-type leases	$793,860	$792,217
Deferred origination cost	3,581	3,609
Total net investment included within business loans	$797,441	$795,826

The maturities of lease receivables are included in the table below.

(in thousands)	Direct Financing and Sale-Type Leases	Operating Leases	Total
2021	$229,175	$7,729	$236,904
2022	187,212	14,148	201,360
2023	119,628	5,845	125,473
2024	87,937	5,113	93,050
2025	56,777	3,168	59,945
After 2025	106,940	6,055	112,995
Total lease receipts	787,669	$42,058	$829,727
Less: Net present value adjustment	58,020
Present value of lease receipts	$729,649

7. Deposits
At December 31, 2020, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
Due in 2021	$1,627,852
Due in 2022	168,882
Due in 2023	24,460
Due in 2024	9,008
Due in 2025	14,432
Thereafter	57
Total	$1,844,691

The following table shows a detailed breakdown of the maturities of certificates of deposit, by size category, at December 31, 2020.

(In thousands)	Certificates of Deposit under $100,000	Certificates of Deposit over $100,000	Total
Due in 3 months or less	$118,161	$638,346	$756,507
Due in over 3 through 6 months	118,141	381,740	499,881
Due in over 6 through 12 months	166,576	204,888	371,464
Due in over 12 months	126,924	89,915	216,839
Total	$529,802	$1,314,889	$1,844,691

The aggregate amount of certificates of deposit that exceeded the $250,000 FDIC insurance limit totaled $1.0 billion at December 31, 2020.

8. Borrowings
At December 31, 2020, the Company's borrowings primarily consisted of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). The following table sets forth selected information for federal funds purchased and repurchase agreements.

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2020	.04%	.3%	$1,966,479	$2,314,756	$2,098,383
2019	.8	1.6	1,822,098	2,394,294	1,850,772
2018	.9	1.3	1,514,144	1,981,761	1,956,389

Federal funds purchased and repurchase agreements comprised the majority of the Company's short-term borrowings (borrowings with an original maturity of less than one year) at December 31, 2020, and $2.1 billion of these borrowings were repurchase agreements, which generally have one day maturities and are mainly comprised of non-insured customer funds secured by a portion of the Company's investment portfolio. Additional information about the securities pledged for repurchase agreements is provided in Note 20 on Resale and Repurchase Agreements.

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. At December 31, 2020, the Bank had no outstanding advances from the FHLB. The FHLB also issues letters of credit to secure the Bank's obligations to certain depositors of public funds, which totaled $325.5 million at December 31, 2020.

9. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2020:
U.S. federal	$92,035	$(14,055)	$77,980
State and local	14,798	(5,485)	9,313
Total	$106,833	$(19,540)	$87,293
Year ended December 31, 2019:
U.S. federal	$82,556	$11,388	$93,944
State and local	12,323	2,807	15,130
Total	$94,879	$14,195	$109,074
Year ended December 31, 2018:
U.S. federal	$90,390	$3,220	$93,610
State and local	10,223	2,116	12,339
Total	$100,613	$5,336	$105,949

The components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Unrealized gain (loss) on available for sale debt securities	$53,909	$50,163	$(18,634)
Change in fair value on cash flow hedges	20,795	7,818	2,286
Accumulated pension (benefit) loss	(1,059)	389	222
Adoption of ASU 2016-13	$1,183	$—	$—
Income tax (benefit) expense allocated to stockholders’ equity	$74,828	$58,370	$(16,126)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

(In thousands)	2020	2019
Deferred tax assets:
Loans, principally due to allowance for credit losses	$62,849	$39,387
Equity-based compensation	7,870	7,554
Deferred compensation	7,173	6,662
Accrued Expenses	5,569	4,013
Unearned fee income	5,329	5,053
Other	6,648	4,057
Total deferred tax assets	95,438	66,726
Deferred tax liabilities:
Unrealized gain on securities available for sale	87,933	34,024
Equipment lease financing	74,538	68,814
Cash flow hedges	29,382	9,015
Land, buildings and equipment	20,114	17,202
Intangibles	7,015	6,491
Other	7,895	7,331
Total deferred tax liabilities	226,877	142,877
Net deferred tax liabilities	$(131,439)	$(76,151)

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 21%, and the Company's actual income tax expense for 2020, 2019, and 2018 is provided below. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(In thousands)	2020	2019	2018
Computed “expected” tax expense	$92,683	$111,364	$113,293
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(10,013)	(10,973)	(11,502)
State and local income taxes, net of federal tax benefit	7,357	11,953	9,748
Share-based award payments	(3,090)	(3,337)	(3,928)
Other	356	67	(1,662)
Total income tax expense	$87,293	$109,074	$105,949

The gross amount of unrecognized tax benefits was $1.3 million and $1.4 million at December 31, 2020 and 2019, respectively, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.1 million at both December 31, 2020 and 2019 . The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2020 and 2019 was as follows:

(In thousands)	2020	2019
Unrecognized tax benefits at beginning of year	$1,372	$1,257
Gross increases – tax positions in prior period	3	18
Gross decreases – tax positions in prior period	(51)	(4)
Gross increases – current-period tax positions	266	361
Lapse of statute of limitations	(259)	(260)
Unrecognized tax benefits at end of year	$1,331	$1,372

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2017 through 2020 remain open to examination for U.S. federal income tax and for major state taxing jurisdictions.

10. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2020	2019	2018
Payroll taxes	$27,664	$26,959	$25,712
Medical plans	30,002	29,635	27,030
401(k) plan	16,834	15,810	14,986
Pension plans	410	605	651
Other	1,990	3,049	2,918
Total employee benefits	$76,900	$76,058	$71,297

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

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. No contributions to the defined benefit plan were made in 2020, 2019 or 2018. The minimum required contribution for 2021 is expected to be zero. The Company does not expect to make any further contributions in 2021 other than the necessary funding contributions to the CERP. Contributions to the CERP were $80 thousand, $25 thousand and $24 thousand during 2020, 2019 and 2018, respectively.
The following items are components of the net pension cost for the years ended December 31, 2020, 2019 and 2018.

(In thousands)	2020	2019	2018
Service cost-benefits earned during the year	$410	$607	$651
Interest cost on projected benefit obligation	3,282	4,198	3,756
Expected return on plan assets	(5,214)	(4,842)	(5,255)
Amortization of prior service cost	(271)	(271)	(271)
Amortization of unrecognized net loss	2,138	2,288	2,267
Net periodic pension cost	$345	$1,980	$1,148

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2020 and 2019.

(In thousands)	2020	2019
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$120,602	$112,063
Service cost	410	607
Interest cost	3,282	4,198
Benefits paid	(6,765)	(7,016)
Actuarial (gain) loss	9,634	10,750
Projected benefit obligation at valuation date	127,163	120,602
Change in plan assets
Fair value of plan assets at prior valuation date	107,556	99,418
Actual return on plan assets	8,744	15,129
Employer contributions	80	25
Benefits paid	(6,765)	(7,016)
Fair value of plan assets at valuation date	109,615	107,556
Funded status and net amount recognized at valuation date	$(17,548)	$(13,046)
The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $127.2 million and $120.6 million for the combined plans on December 31, 2020 and 2019, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2020 and 2019 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2020	2019
Prior service cost	$994	$1,265
Accumulated loss	(34,482)	(30,516)
Accumulated other comprehensive loss	(33,488)	(29,251)
Cumulative employer contributions in excess of net periodic benefit cost	15,940	16,205
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(17,548)	$(13,046)
Net loss arising during period	(6,104)	(461)
Amortization of net loss	2,138	2,288
Amortization of prior service cost	(271)	(271)
Total recognized in other comprehensive income	$(4,237)	$1,556
Total expense recognized in net periodic pension cost and other comprehensive income	$(4,582)	$(424)

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2020	2019	2018
Determination of benefit obligation at year end:
Effective discount rate for benefit obligations	2.25%	3.07%	4.14%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Effective discount rate for benefit obligations	3.08%	4.13%	3.57%
Effective rate for interest on benefit obligations	2.69%	3.81%	3.28%
Long-term rate of return on assets	5.00%	5.00%	5.00%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2020 and 2019. Information about the valuation techniques and inputs used to measure fair value are provided in Note 17 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
U.S. government obligations	$5,306	$5,306	$—	$—
Government-sponsored enterprise obligations (a)	2,142	—	2,142	—
State and municipal obligations	9,471	—	9,471	—
Agency mortgage-backed securities (b)	6,984	—	6,984	—
Non-agency mortgage-backed securities	2,225	—	2,225	—
Asset-backed securities	6,090	—	6,090	—
Corporate bonds (c)	41,278	—	41,278	—
Equity securities and mutual funds: (d)
Mutual funds	5,584	5,584	—	—
Common stocks	24,991	24,991	—	—
International developed markets funds	1,976	1,976	—	—
Emerging markets funds	3,568	3,568	—	—
Total	$109,615	$41,425	$68,190	$—
December 31, 2019
Assets:
U.S. government obligations	$4,746	$4,746	$—	$—
Government-sponsored enterprise obligations (a)	1,302	—	1,302	—
State and municipal obligations	8,612	—	8,612	—
Agency mortgage-backed securities (b)	8,892	—	8,892	—
Non-agency mortgage-backed securities	3,919	—	3,919	—
Asset-backed securities	5,093	—	5,093	—
Corporate bonds (c)	39,663	—	39,663	—
Equity securities and mutual funds: (d)
Mutual funds	6,315	6,315	—	—
Common stocks	22,552	22,552	—	—
International developed markets funds	4,674	4,674	—	—
Emerging markets funds	1,788	1,788	—	—
Total	$107,556	$40,075	$67,481	$—
(a)    This category represents bonds (excluding mortgage-backed securities) issued by agencies such as the Government National Mortgage Association, the Federal Home Loan Mortgage Corp and the Federal National Mortgage Association.
(b)    This category represents mortgage-backed securities issued by the agencies mentioned in (a).
(c)    This category represents investment grade bonds issued in the U.S., primarily by domestic issuers, representing diverse industries.
(d)    This category represents investments in individual common stocks and equity funds. These holdings are diversified, largely across the technology services, electronic technology, financial services, healthcare, and consumer non-durables industries.

The investment policy of the pension plan is designed for growth in principal, within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines, which may change from time to time, regarding the types and percentages of investments held. Currently, the policy includes guidelines such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2020. Under the current policy, the long-term investment target mix for the plan is 35% equity securities and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2020 pension plan expense was 5.0%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The 10-year annualized return for the Company’s pension plan was 7.1%. During 2020, the plan’s assets gained 8.9% of their value, compared to a gain of 14.8% in 2019. Returns for any plan year may be affected by changes in the stock market and interest rates. The Company expects to incur pension expense of $439 thousand in 2021, compared to $345 thousand in 2020.

The pension benefit obligation increased from the prior year primarily due to a decrease in the discount rate from 3.07% to 2.25%, which increased the pension benefit liability by approximately $10.4 million. Additionally, the Company utilizes mortality tables published by the Society of Actuaries to incorporate mortality assumptions into the measurement of the pension benefit obligation. At December 31, 2020, the Company utilized an updated mortality projection scale, which decreased the pension benefit obligation on that date by approximately $900 thousand.

The following future benefit payments are expected to be paid:

(In thousands)
2021	$7,467
2022	7,466
2023	7,569
2024	7,464
2025	7,429
2026 - 2030	35,314

11. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan that allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the past three years, stock-based compensation has been issued in the form of nonvested restricted stock awards and stock appreciation rights. At December 31, 2020, 2,012,451 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $14.9 million, $13.9 million and $12.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.0 million, $3.0 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Nonvested Restricted Stock Awards
Nonvested stock is awarded to key employees by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 4 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant of restricted stock awards. A summary of the status of the Company’s nonvested share awards as of December 31, 2020 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	1,159,180	$45.30
Granted	244,468	60.90
Vested	(292,100)	32.40
Forfeited	(11,682)	51.77
Nonvested at December 31, 2020	1,099,866	$52.11

The total fair value (at vest date) of shares vested during 2020, 2019 and 2018 was $18.0 million, $19.9 million and $21.5 million, respectively.

Stock Appreciation Rights
Stock appreciation rights (SARs) are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs generally vest ratably over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. A summary of SAR activity during 2020 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,101,905	$41.48
Granted	108,262	60.17
Forfeited	(7,717)	55.27
Expired	(576)	51.70
Exercised	(195,978)	33.43
Outstanding at December 31, 2020	1,005,896	$44.95	6.2	years	$20,875
Exercisable at December 31, 2020	600,469	$38.30	5.0	years	$16,452

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

	2020	2019	2018
Weighted per share average fair value at grant date	$9.64	$10.81	$10.74
Assumptions:
Dividend yield	1.7%	1.7%	1.6%
Volatility	20.2%	19.8%	20.6%
Risk-free interest rate	1.0%	2.6%	2.7%
Expected term	5.8 years	6.0 years	6.6 years

Additional information about stock options and SARs exercised is presented below.

(In thousands)	2020	2019	2018
Intrinsic value of options and SARs exercised	$6,278	$7,109	$9,632
Tax benefit realized from options and SARs exercised	$1,252	$1,385	$1,928

As of December 31, 2020, there was $28.1 million of unrecognized compensation cost related to unvested SARs and stock awards. This cost is expected to be recognized over a weighted average period of approximately 2.9 years.

Directors Stock Purchase Plan
The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 13,470 at December 31, 2020. In 2020, 22,139 shares were purchased at an average price of $60.53, and in 2019, 22,625 shares were purchased at an average price of $58.27.
* All share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2020.

12. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. The largest component is the unrealized holding gains and losses on available for sale debt securities. Another component is the amortization from other comprehensive income of losses associated with pension benefits, which occurs as the losses are included in current net periodic pension cost. The remaining component is gains in fair value on certain interest rate floors that have been designated as cash flow hedging instruments. Information about unrealized gains and losses on securities can be found in Note 3, and information about unrealized gains on cash flow hedge derivatives is located in Note 19.

The Company adopted ASU 2016-13 (CECL) on January 1, 2020, which changed the impairment model for available for sale debt securities. The new standard requires an allowance for credit losses when the present value of the cash flows expected to be collected is less than the security's amortized cost basis. See further discussion of the Company's CECL adoption in Note 1 and Note 3 to the consolidated financial statements. Further, the new standard superseded the guidance related to other-than-temporary impairment (OTTI), including the requirement to separately disclose the unrealized gains and losses on securities with OTTI. Prior to the Company's adoption of CECL, unrealized gains and losses on debt securities for which an OTTI has been recorded in current earnings were shown separately below. As a result of adopting CECL, the table below will separately disclose unrealized gains and losses on debt securities for which an allowance for credit losses has been recorded. During the year ended December 31, 2020, there were no securities for which an allowance for credit losses was recorded.

	Unrealized Gains (Losses) on Securities (1)		Pension Loss	Unrealized Gains on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	OTTI	Other
Balance January 1, 2020	$3,264	$98,809	$(21,940)	$30,311	$110,444
Adoption of ASU 2016-13	(3,264)	3,264	—	—	—
Balance January 1, 2020, adjusted	$—	$102,073	$(21,940)	$30,311	$110,444
Other comprehensive income (loss) before reclassifications	—	236,733	(6,104)	93,497	324,126
Amounts reclassified from accumulated other comprehensive income	—	(21,096)	1,867	(10,319)	(29,548)
Current period other comprehensive income (loss), before tax	—	215,637	(4,237)	83,178	294,578
Income tax (expense) benefit	—	(53,909)	1,059	(20,795)	(73,645)
Current period other comprehensive income (loss), net of tax	—	161,728	(3,178)	62,383	220,933
Balance December 31, 2020	$—	$263,801	$(25,118)	$92,694	$331,377
Balance January 1, 2019	$3,861	$(52,278)	$(23,107)	$6,855	$(64,669)
Other comprehensive income (loss) before reclassifications	(975)	201,280	(461)	27,481	227,325
Amounts reclassified from accumulated other comprehensive income	133	215	2,017	3,793	6,158
Current period other comprehensive income (loss), before tax	(842)	201,495	1,556	31,274	233,483
Income tax (expense) benefit	210	(50,373)	(389)	(7,818)	(58,370)
Current period other comprehensive income (loss), net of tax	(632)	151,122	1,167	23,456	175,113
Transfer of unrealized gain on securities for which impairment was not previously recognized	35	(35)	—	—	—
Balance December 31, 2019	$3,264	$98,809	$(21,940)	$30,311	$110,444
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

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2020:
Net interest income	$321,040	$414,724	$57,925	$793,689	$36,158	$829,847
Provision for credit losses	(31,220)	(3,724)	12	(34,932)	(102,258)	(137,190)
Non-interest income	148,568	194,517	188,948	532,033	(26,166)	505,867
Investment securities gains, net	—	—	—	—	11,032	11,032
Non-interest expense	(297,724)	(316,074)	(124,964)	(738,762)	(29,616)	(768,378)
Income before income taxes	$140,664	$289,443	$121,921	$552,028	$(110,850)	$441,178
Year ended December 31, 2019:
Net interest income	$315,782	$343,233	$47,863	$706,878	$114,415	$821,293
Provision for loan losses	(44,987)	(4,204)	(174)	(49,365)	(1,073)	(50,438)
Non-interest income	135,257	203,952	180,836	520,045	4,658	524,703
Investment securities gains, net	—	—	—	—	3,626	3,626
Non-interest expense	(297,398)	(309,163)	(122,784)	(729,345)	(38,053)	(767,398)
Income before income taxes	$108,654	$233,818	$105,741	$448,213	$83,573	$531,786
Year ended December 31, 2018:
Net interest income	$294,798	$344,972	$46,990	$686,760	$137,065	$823,825
Provision for loan losses	(40,571)	(1,134)	32	(41,673)	(1,021)	(42,694)
Non-interest income	126,253	202,527	169,844	498,624	2,717	501,341
Investment securities losses, net	—	—	—	—	(488)	(488)
Non-interest expense	(286,181)	(297,847)	(122,247)	(706,275)	(31,546)	(737,821)
Income before income taxes	$94,299	$248,518	$94,619	$437,436	$106,727	$544,163

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

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Average balances for 2020:
Assets	$2,238,473	$10,937,391	$1,406,416	$14,582,280	$15,034,417	$29,616,697
Loans, including held for sale	2,099,784	10,565,800	1,395,766	14,061,350	1,854,183	15,915,533
Goodwill and other intangible assets	78,353	67,956	746	147,055	315	147,370
Deposits	11,282,164	9,937,985	2,271,166	23,491,315	6,162	23,497,477
Average balances for 2019:
Assets	$2,375,326	$9,486,074	$1,288,387	$13,149,787	$12,063,738	$25,213,525
Loans, including held for sale	2,239,100	9,250,645	1,276,839	12,766,584	1,476,630	14,243,214
Goodwill and other intangible assets	79,055	68,109	746	147,910	—	147,910
Deposits	10,236,257	7,848,367	1,832,418	19,917,042	(7,151)	19,909,891

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

14. Common and Preferred Stock*
On December 18, 2020, the Company distributed a 5% stock dividend on its $5 par common stock for the 27th consecutive year. All per common share data in this report has been restated to reflect the stock dividend.

The Company applies the two-class method of computing income per share, as nonvested share-based awards that pay nonforfeitable common stock dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the nonvested share-based awards and for common stock. Income per share attributable to common stock is shown in the following table. Nonvested share-based awards are further discussed in Note 11, Stock-Based Compensation.

Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share gives effect to all dilutive potential common shares that were outstanding during the year. Presented below is a summary of the components used to calculate basic and diluted income per common share, which have been restated for all stock dividends.

(In thousands, except per share data)	2020	2019	2018
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$354,057	$421,231	$433,542
Less preferred stock dividends	11,966	9,000	9,000
Net income available to common shareholders	342,091	412,231	424,542
Less income allocated to nonvested restricted stock	3,215	4,019	4,558
Net income allocated to common stock	$338,876	$408,212	$419,984
Weighted average common shares outstanding	116,360	119,473	122,170
Basic income per common share	$2.91	$3.42	$3.44
Diluted income per common share:
Net income available to common shareholders	$342,091	$412,231	$424,542
Less income allocated to nonvested restricted stock	3,211	4,012	4,547
Net income allocated to common stock	$338,880	$408,219	$419,995
Weighted average common shares outstanding	116,360	119,473	122,170
Net effect of the assumed exercise of stock-based awards -- based on the treasury stock method using the average market price for the respective periods	224	297	379
Weighted average diluted common shares outstanding	116,584	119,770	122,549
Diluted income per common share	$2.91	$3.41	$3.43
Unexercised stock appreciation rights of 302 thousand, 373 thousand and 246 thousand were excluded from the computation of diluted income per share for the years ended December 31, 2020, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive.
On September 1, 2020, the Company redeemed all outstanding shares of its 6.00% Series B Non-Cumulative Perpetual Preferred Stock, $1.00 par value per share, (Series B Preferred Stock) and the corresponding depositary shares representing fractional interests in the Series B Preferred Stock (Series B Depositary Shares). The 6,000,000 depositary shares, each representing a 1/1,000th interest in a share of Series B Preferred Stock, were redeemed simultaneously with the redemption of the Series B Preferred Stock at a redemption price of $25 per depositary share. Regular dividends on the outstanding shares of the Series B Preferred Stock were paid separately on September 1, 2020 to all holders of record as of August 14, 2020, in the customary manner, and future dividends ceased to accrue. For the year ended December 31, 2020, preferred stock dividends totaled $12.0 million, and included $5.2 million related to the preferred stock redemption, which is the excess of the redemption costs over the book value of the preferred stock.
The Company entered into an accelerated share repurchase program in 2019 for $150.0 million. Final settlement of the program occurred at the end of 2019, and a total of 2,432,336 shares of common stock were received by the Company under the program. Shares purchased under this program were part of the Company's stock repurchase program, as authorized by its Board of Directors The most recent authorization in November 2019 approved future purchases of 5,000,000 shares of the Company's common stock. At December 31, 2020, 3,544,579 shares of common stock remained available for purchase under the current authorization.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2020	2019	2018
Shares outstanding at January 1	112,132	111,129	106,615
Issuance of stock:
Awards and sales under employee and director plans	335	329	416
5% stock dividend	5,574	5,359	5,305
Other purchases of treasury stock	(887)	(4,670)	(1,194)
Other	(16)	(15)	(13)
Shares outstanding at December 31	117,138	112,132	111,129
* Except as noted in the above table, all share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2020.

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

	Actual		Minimum Capital Adequacy Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,189,432	14.82%	$1,721,317	8.00%	N.A.	N.A.
Commerce Bank	2,844,675	13.30	1,710,778	8.00	$2,138,472	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,950,926	13.71%	$1,290,988	6.00%	N.A.	N.A.
Commerce Bank	2,606,169	12.19	1,283,083	6.00	$1,710,778	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,950,926	13.71%	$968,241	4.50%	N.A.	N.A.
Commerce Bank	2,606,169	12.19	962,312	4.50	$1,390,007	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,950,926	9.45%	$1,249,584	4.00%	N.A.	N.A.
Commerce Bank	2,606,169	8.36	1,246,470	4.00	$1,558,087	5.00%
December 31, 2019
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,052,079	15.48%	$1,577,105	8.00%	N.A.	N.A.
Commerce Bank	2,583,676	13.19	1,566,866	8.00	$1,958,583	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,890,322	14.66%	$1,182,829	6.00%	N.A.	N.A.
Commerce Bank	2,421,919	12.37	1,175,150	6.00	$1,566,866	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,745,538	13.93%	$887,122	4.50%	N.A.	N.A.
Commerce Bank	2,421,919	12.37	881,362	4.50	$1,273,079	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,890,322	11.38%	$1,015,771	4.00%	N.A.	N.A.
Commerce Bank	2,421,919	9.57	1,012,232	4.00	$1,265,290	5.00%

The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier I common capital, 8.0% for Tier I capital, 10.0% for Total capital and 5.0% for the leverage ratio.

At December 31, 2020 and 2019, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

16. Revenue from Contracts with Customers
The core principle of ASU 2014-09, "Revenue from Contracts with Customers," is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended December 31, 2020, approximately 62% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	For the Years Ended December 31
(In thousands)	2020	2019	2018
Bank card transaction fees	$151,797	$167,879	$171,576
Trust fees	160,637	155,628	147,964
Deposit account charges and other fees	93,227	95,983	94,517
Consumer brokerage services	15,095	15,804	15,807
Other non-interest income	31,040	48,597	37,440
Total non-interest income from contracts with customers	451,796	483,891	467,304
Other non-interest income (1)	54,071	40,812	34,037
Total non-interest income	$505,867	$524,703	$501,341
(1) This revenue is not within the scope of ASU 2014-09, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

The following table presents the opening and closing receivable balances for the years ended December 31, 2020 and 2019 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Bank card transaction fees	$14,199	$13,915	$13,035
Trust fees	2,071	2,093	2,721
Deposit account charges and other fees	6,933	6,523	6,107
Consumer brokerage services	432	596	559

For these revenue categories, none of the transaction price has been allocated to performance obligations that are unsatisfied as of the end of a reporting period. A description of these revenue categories follows.

Bank Card Transaction Fees
The following table presents the components of bank card fee income.

	For the Years Ended December 31
(In thousands)	2020	2019	2018
Debit card:
Fee income	$39,862	$42,106	$41,522
Expense for network charges	(2,218)	(2,081)	(1,784)
Net debit card fees	37,644	40,025	39,738

Credit card:
Fee income	24,921	27,416	26,799
Expense for network charges and rewards	(11,528)	(13,239)	(13,834)
Net credit card fees	13,393	14,177	12,965

Corporate card:
Fee income	179,251	196,984	199,651
Expense for network charges and rewards	(96,877)	(102,596)	(100,011)
Net corporate card fees	82,374	94,388	99,640

Merchant:
Fee income	29,660	31,517	30,241
Fees to cardholder banks	(8,115)	(8,779)	(7,831)
Expense for network charges	(3,159)	(3,449)	(3,177)
Net merchant fees	18,386	19,289	19,233
Total bank card transaction fees	$151,797	$167,879	$171,576

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

Trust Fees
The following table shows the components of revenue within trust fees, which are reported within the Wealth segment.

	For the Years Ended December 31
(In thousands)	2020	2019	2018
Private client	$123,941	$118,832	$111,533
Institutional	30,544	29,468	29,241
Other	6,152	7,328	7,190
Total trust fees	$160,637	$155,628	$147,964

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

Deposit Account Charges and Other Fees
The following table shows the components of revenue within deposit account charges and other fees.

	For the Years Ended December 31
(In thousands)	2020	2019	2018
Corporate cash management fees	$46,762	$41,442	$38,468
Overdraft and return item fees	22,951	30,596	31,468
Other service charges on deposit accounts	23,514	23,945	24,581
Total deposit account charges and other fees	$93,227	$95,983	$94,517

Approximately half of this revenue is reported in the Consumer segment, while the remainder is reported in the Commercial segment.

The Company provides corporate cash management services to its business and non-profit customers to meet their various transaction processing needs. Such services include deposit and check processing, lockbox, remote deposit, reconciliation, online banking and other similar transaction processing services. The Company maintains unit prices for each type of service, and the customer is billed based on transaction volumes processed monthly. The customer is usually billed either monthly or quarterly, however, some customers may be billed semi-annually or annually. The customer may pay for the cash management services provided either by paying in cash or using the value of deposit balances (formula provided to the customer) held at the

Company. The Company’s performance obligation for corporate cash management services is the processing of items over a monthly term, and the obligations are satisfied at the conclusion of each month.

Overdraft fees are charged to customers when daily checks and other withdrawals to customers’ accounts exceed balances on hand. Fees are based on a unit price multiplied by the number of items processed whose total amounts exceed the available account balance. The daily overdraft charge is calculated and the fee is posted to the customer’s account each day. The Company’s performance obligation for overdraft transactions is based on the daily transaction processed and the obligation is satisfied as each day’s transaction processing is concluded.

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

	For the Years Ended December 31
(In thousands)	2020	2019	2018
Commission income	$8,002	$9,071	$8,956
Managed account services	7,093	6,733	6,851
Total consumer brokerage services	$15,095	$15,804	$15,807

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Residential mortgage loans held for sale	$39,396	$—	$39,396	$—
Available for sale debt securities:
U.S. government and federal agency obligations	838,059	838,059	—	—
Government-sponsored enterprise obligations	54,485	—	54,485	—
State and municipal obligations	2,045,099	—	2,037,131	7,968
Agency mortgage-backed securities	6,712,085	—	6,712,085	—
Non-agency mortgage-backed securities	361,074	—	361,074	—
Asset-backed securities	1,882,243	—	1,882,243	—
Other debt securities	556,219	—	556,219	—
Trading debt securities	35,321	—	35,321	—
Equity securities	2,966	2,966	—	—
Private equity investments	94,368	—	—	94,368
Derivatives *	89,889	—	86,447	3,442
Assets held in trust for deferred compensation plan	19,278	19,278	—	—
Total assets	12,730,482	860,303	11,764,401	105,778
Liabilities:
Derivatives *	18,675	—	17,974	701
Liabilities held in trust for deferred compensation plan	19,278	19,278	—	—
Total liabilities	$37,953	$19,278	$17,974	$701
December 31, 2019
Assets:
Residential mortgage loans held for sale	$9,181	$—	$9,181	$—
Available for sale debt securities:
U.S. government and federal agency obligations	851,776	851,776	—	—
Government-sponsored enterprise obligations	139,277	—	139,277	—
State and municipal obligations	1,267,927	—	1,258,074	9,853
Agency mortgage-backed securities	3,937,964	—	3,937,964	—
Non-agency mortgage-backed securities	809,782	—	809,782	—
Asset-backed securities	1,233,489	—	1,233,489	—
Other debt securities	331,411	—	331,411	—
Trading debt securities	28,161	—	28,161	—
Equity securities	2,929	2,929	—	—
Private equity investments	94,122	—	—	94,122
Derivatives *	105,674	—	105,075	599
Assets held in trust for deferred compensation plan	16,518	16,518	—	—
Total assets	8,828,211	871,223	7,852,414	104,574
Liabilities:
Derivatives *	10,219	—	9,989	230
Liabilities held in trust for deferred compensation plan	16,518	16,518	—	—
Total liabilities	$26,737	$16,518	$9,989	$230
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

Available for sale debt securities
For available for sale securities, changes in fair value are recorded in other comprehensive income. This portfolio comprises the majority of the assets which the Company records at fair value. Most of the portfolio, which includes government-sponsored enterprise, mortgage-backed and asset-backed securities, are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2 in the fair value hierarchy. Where quoted prices are available in an active market, the measurements are classified as Level 1. Most of the Level 1 measurements apply to U.S. Treasury obligations.

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
Valuation methods and inputs, by class of security:
•U.S. government and federal agency obligations
U.S. treasury bills, bonds and notes, including inflation-protected securities, are valued using live data from active market makers and inter-dealer brokers. Valuations for stripped coupon and principal issues are derived from yield curves generated from various dealer contacts and live data sources.
•Government-sponsored enterprise obligations
Government-sponsored enterprise obligations are evaluated using cash flow valuation models. Inputs used are live market data, cash settlements, Treasury market yields, and floating rate indices such as LIBOR, CMT, and Prime.
•State and municipal obligations, excluding auction rate securities
A yield curve is generated and applied to bond sectors, and individual bond valuations are extrapolated. Inputs used to generate the yield curve are bellwether issue levels, established trading spreads between similar issuers or credits, historical trading spreads over widely accepted market benchmarks, new issue scales, and verified bid information. Bid information is verified by corroborating the data against external sources such as broker-dealers, trustees/paying agents, issuers, or non-affiliated bondholders.
•Mortgage and asset-backed securities
Collateralized mortgage obligations and other asset-backed securities are valued at the tranche level. For each tranche valuation, the process generates predicted cash flows for the tranche, applies a market based (or benchmark) yield/spread for each tranche, and incorporates deal collateral performance and tranche level attributes to determine tranche-specific spreads to adjust the benchmark yield. Tranche cash flows are generated from new deal files and prepayment/default assumptions. Tranche spreads are based on tranche characteristics such as average life, type, volatility, ratings, underlying collateral and performance, and prevailing market conditions. The appropriate tranche spread is applied to the corresponding benchmark, and the resulting value is used to discount the cash flows to generate an evaluated price.

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
•Other debt securities
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

Private equity investments
These securities are held by the Company’s private equity subsidiary and are included in other investment securities in the consolidated balance sheets. Due to the absence of quoted market prices, valuation of these nonpublic investments requires significant management judgment. These fair value measurements, which are discussed in the Level 3 Inputs section of this note, are classified as Level 3.

Derivatives
The Company’s derivative instruments include interest rate swaps and floors, foreign exchange forward contracts, and certain credit risk guarantee agreements. When appropriate, the impact of credit standing as well as any potential credit enhancements, such as collateral, has been considered in the fair value measurement.
•Valuations for interest rate swaps are derived from a proprietary model whose significant inputs are readily observable market parameters, primarily yield curves used to calculate current exposure. Counterparty credit risk is incorporated into the model and calculated by applying a net credit spread over LIBOR to the swap's total expected exposure over time. The net credit spread is comprised of spreads for both the Company and its counterparty, derived from probability of default and other loss estimate information obtained from a third party credit data provider or from the Company's Credit Department when not otherwise available. The credit risk component is not significant compared to the overall fair value of the swaps. The results of the model are constantly validated through comparison to active trading in the marketplace.
Parties to swaps requiring central clearing are required to post collateral (generally in the form of cash or marketable securities) to an authorized clearing agency that holds and monitors the collateral. The Company's clearing counterparty characterizes a component of this collateral, known as variation margin, as a legal settlement of the derivative contract exposure, and as a result, the variation margin is considered in determining the fair value of the derivative.
Valuations for interest rate floors are also derived from a proprietary model whose significant inputs are readily observable market parameters, primarily yield curves and volatility surfaces. The model uses market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below the strike rates of the floors. The model also incorporates credit valuation adjustments of both the Company's and the counterparties' non-performance risk. The credit valuation adjustment component is not significant compared to the overall fair value of the floors.

The fair value measurements of interest rate swaps and floors are classified as Level 2 due to the observable nature of the significant inputs utilized.
•Fair value measurements for foreign exchange contracts are derived from a model whose primary inputs are quotations from global market makers and are classified as Level 2.
•The Company’s contracts related to credit risk guarantees are valued under a proprietary model which uses unobservable inputs and assumptions about the creditworthiness of the counterparty (generally a Bank customer). Customer credit spreads, which are based on probability of default and other loss estimates, are calculated internally by the Company's Credit Department, as mentioned above, and are based on the Company's internal risk rating for each customer. Because these inputs are significant to the measurements, they are classified as Level 3.
•Derivatives relating to residential mortgage loan sale activity include commitments to originate mortgage loans held for sale, forward loan sale contracts, and forward commitments to sell TBA securities. The fair values of loan commitments and sale contracts are estimated using quoted market prices for loans similar to the underlying loans in these instruments. The valuations of loan commitments are further adjusted to include embedded servicing value and the probability of funding. These assumptions are considered Level 3 inputs and are significant to the loan commitment valuation; accordingly, the measurement of loan commitments is classified as Level 3. The fair value measurement of TBA contracts is based on security prices published on trading platforms and is classified as Level 2.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
Year ended December 31, 2020:
Balance at January 1, 2020	$9,853	$94,122	$369	$104,344
Total gains or losses (realized/unrealized):
Included in earnings	—	(10,103)	3,181	(6,922)
Included in other comprehensive income	(2)	—	—	(2)
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	117	—	—	117
Purchases of private equity securities	—	10,684	—	10,684
Sale / pay down of private equity securities	—	(364)	—	(364)
Capitalized interest/dividends	—	29	—	29
Purchase of risk participation agreement	—	—	—	—
Sale of risk participation agreement	—	—	(809)	(809)
Balance at December 31, 2020	$7,968	$94,368	$2,741	$105,077
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$—	$(10,083)	$3,611	$(6,472)
Total gains or losses for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$44	$—	$—	$44
Year ended December 31, 2019:
Balance at January 1, 2019	$14,158	$85,659	$490	$100,307
Total gains or losses (realized/unrealized):
Included in earnings	—	(727)	(93)	(820)
Included in other comprehensive income	246	—	—	246
Investment securities called	(4,635)	—	—	(4,635)
Discount accretion	84	—	—	84
Purchases of private equity securities	—	15,706	—	15,706
Sale / pay down of private equity securities	—	(6,548)	—	(6,548)
Capitalized interest/dividends	—	32	—	32
Purchase of risk participation agreement	—	—	439	439
Sale of risk participation agreement	—	—	(467)	(467)
Balance at December 31, 2019	$9,853	$94,122	$369	$104,344
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2019	$—	$(2,177)	$457	$(1,720)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
Year ended December 31, 2020:
Total gains or losses included in earnings	$2,768	$413	$(10,103)	$(6,922)
Change in unrealized gains or losses relating to assets still held at December 31, 2020	$3,226	$385	$(10,083)	$(6,472)
Year ended December 31, 2019:
Total gains or losses included in earnings	$(77)	$(16)	$(727)	$(820)
Change in unrealized gains or losses relating to assets still held at December 31, 2019	$458	$(1)	$(2,177)	$(1,720)

Level 3 Inputs
As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank, investments in portfolio concerns held by the Company's private equity subsidiary, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $8.0 million at December 31, 2020, while private equity investments, included in other securities, totaled $94.4 million.

Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years	5 years
		Estimated market rate	1.5%	-	1.7%	1.5%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.4
Mortgage loan commitments	Discounted cash flow	Probability of funding	56.7%	-	98.8%	85.7%
		Embedded servicing value	0.5%	-	1.0%	0.9%
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

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during 2020 and 2019, and still held as of December 31, 2020 and 2019, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2020 and 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2020
Collateral dependent loans	$12,961	$—	$—	$12,961	$(7,763)
Mortgage servicing rights	6,249	—	—	6,249	(1,776)
Long-lived assets	811	—	—	811	(9)
Balance at December 31, 2019
Collateral dependent loans	$422	$—	$—	$422	$(263)
Mortgage servicing rights	7,749	—	—	7,749	(327)
Long-lived assets	1,098	—	—	1,098	(362)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other assets on the consolidated balance sheet, and information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.15%	-	9.27%	9.23%
		Prepayment speeds (CPR)*	13.25%	-	14.85%	14.58%
		Loan servicing costs - annually per loan
		Performing loans	$71	-	$72	$72
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

Collateral dependent loans
While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses on loans. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable.

These measurements are classified as Level 3. Nonrecurring adjustments to the carrying value of loans based on fair value measurements at December 31, 2020 and 2019 are shown in the table above.

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at December 31, 2020 and 2019:

	Carrying Amount	Estimated Fair Value at December 31, 2020
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,546,087	$—	$—	$6,467,572	$6,467,572
Real estate - construction and land	1,021,595	—	—	995,873	995,873
Real estate - business	3,026,117	—	—	3,016,576	3,016,576
Real estate - personal	2,820,030	—	—	2,830,521	2,830,521
Consumer	1,950,502	—	—	1,953,217	1,953,217
Revolving home equity	307,083	—	—	304,434	304,434
Consumer credit card	655,078	—	—	576,320	576,320
Overdrafts	3,149	—	—	3,068	3,068
Total loans	16,329,641	—	—	16,147,581	16,147,581
Loans held for sale	45,089	—	45,089	—	45,089
Investment securities	12,626,296	841,025	11,638,558	146,713	12,626,296
Securities purchased under agreements to resell	850,000	—	—	894,338	894,338
Interest earning deposits with banks	1,747,363	1,747,363	—	—	1,747,363
Cash and due from banks	437,563	437,563	—	—	437,563
Derivative instruments	89,889	—	86,447	3,442	89,889
Assets held in trust for deferred compensation plan	19,278	19,278	—	—	19,278
Total	$32,145,119	$3,045,229	$11,770,094	$17,192,074	$32,007,397
Financial Liabilities
Non-interest bearing deposits	$10,497,598	$10,497,598	$—	$—	$10,497,598
Savings, interest checking and money market deposits	14,604,456	14,604,456	—	—	14,604,456
Certificates of deposit	1,844,691	—	—	1,847,277	1,847,277
Federal funds purchased	42,270	42,270	—	—	42,270
Securities sold under agreements to repurchase	2,056,113	—	—	2,056,173	2,056,173
Derivative instruments	18,675	—	17,974	701	18,675
Liabilities held in trust for deferred compensation plan	19,278	19,278	—	—	19,278
Total	$29,083,081	$25,163,602	$17,974	$3,904,151	$29,085,727

	Carrying Amount	Estimated Fair Value at December 31, 2019
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,565,449	$—	$—	$5,526,303	$5,526,303
Real estate - construction and land	899,377	—	—	898,152	898,152
Real estate - business	2,833,554	—	—	2,849,213	2,849,213
Real estate - personal	2,354,760	—	—	2,333,002	2,333,002
Consumer	1,964,145	—	—	1,938,505	1,938,505
Revolving home equity	349,251	—	—	344,424	344,424
Consumer credit card	764,977	—	—	708,209	708,209
Overdrafts	6,304	—	—	4,478	4,478
Total loans	14,737,817	—	—	14,602,286	14,602,286
Loans held for sale	13,809	—	13,809	—	13,809
Investment securities	8,740,608	854,705	7,738,158	147,745	8,740,608
Securities purchased under agreements to resell	850,000	—	—	869,592	869,592
Interest earning deposits with banks	395,850	395,850	—	—	395,850
Cash and due from banks	491,615	491,615	—	—	491,615
Derivative instruments	105,674	—	105,075	599	105,674
Assets held in trust for deferred compensation plan	16,518	16,518	—	—	16,518
Total	$25,351,891	$1,758,688	$7,857,042	$15,620,222	$25,235,952
Financial Liabilities
Non-interest bearing deposits	$6,890,687	$6,890,687	$—	$—	$6,890,687
Savings, interest checking and money market deposits	11,621,716	11,621,716	—	—	11,621,716
Certificates of deposit	2,008,012	—	—	2,022,629	2,022,629
Federal funds purchased	20,035	20,035	—	—	20,035
Securities sold under agreements to repurchase	1,830,737	—	—	1,831,518	1,831,518
Other borrowings	988	—	988	—	988
Derivative instruments	10,219	—	9,989	230	10,219
Liabilities held in trust for deferred compensation plan	16,518	16,518	—	—	16,518
Total	$22,398,912	$18,548,956	$10,977	$3,854,377	$22,414,310

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

	December 31
(In thousands)	2020	2019
Interest rate swaps	$2,367,017	$2,606,181
Interest rate floors	—	1,500,000
Interest rate caps	103,028	59,316
Credit risk participation agreements	381,170	316,225
Foreign exchange contracts	7,431	10,936
Mortgage loan commitments	67,543	13,755
Mortgage loan forward sale contracts	—	1,943
Forward TBA contracts	89,000	17,500
Total notional amount	$3,015,189	$4,525,856

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

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of December 31, 2020, the total unrealized gains on the monetized cash flow hedges remaining in AOCI was $123.6 million (pre-tax). The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity dates of the hedged forecasted transactions, or approximately 6.0 years.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been offset against the fair values of cleared swaps, such that at December 31, 2020 in the table below, there were no reductions to the positive fair values of cleared swaps and the negative fair values of cleared swaps were reduced by $69.2 million. At December 31, 2019, the positive fair values of cleared swaps were reduced by $617 thousand and the negative fair values of cleared swaps were reduced by $28.5 million.

	Asset Derivatives		Liability Derivatives
	December 31		December 31
	2020	2019	2020	2019
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$—	$67,192	$—	$—
Total derivatives designated as hedging instruments	$—	$67,192	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$86,389	$37,774	$(17,199)	$(9,916)
Interest rate caps	1	4	(1)	(4)
Credit risk participation agreements	216	140	(701)	(230)
Foreign exchange contracts	57	97	(103)	(32)
Mortgage loan commitments	3,226	459	—	—
Mortgage loan forward sale contracts	—	6	—	(2)
Forward TBA contracts	—	2	(671)	(35)
Total derivatives not designated as hedging instruments	$89,889	$38,482	$(18,675)	$(10,219)
Total	$89,889	$105,674	$(18,675)	$(10,219)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Total	Included Component	Excluded Component	(In thousands)	Total	Included Component	Excluded Component
For the Year Ended December 31, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$93,497	$120,140	$(26,643)	Interest and fees on loans	$10,319	$15,257	$(4,938)
Total	$93,497	$120,140	$(26,643)	Total	$10,319	$15,257	$(4,938)
For the Year Ended December 31, 2019
Derivatives in cash flow hedging relationships:
Interest rate floors	$27,481	$50,327	$(22,846)	Interest and fees on loans	$(3,793)	$—	$(3,793)
Total	$27,481	$50,327	$(22,846)	Total	$(3,793)	$—	$(3,793)
For the Year Ended December 31, 2018
Derivatives in cash flow hedging relationships:
Interest rate floors	$8,381	$—	$8,381	Interest and fees on loans	$(760)	$—	$(760)
Total	$8,381	$—	$8,381	Total	$(760)	$—	$(760)

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2020	2019	2018
Derivative instruments:
Interest rate swaps	Other non-interest income	$317	$4,732	$3,914
Interest rate caps	Other non-interest income	20	—	11
Credit risk participation agreements	Other non-interest income	413	(16)	150
Foreign exchange contracts:	Other non-interest income	(111)	53	31
Mortgage loan commitments	Loan fees and sales	2,768	(77)	(45)
Mortgage loan forward sale contracts	Loan fees and sales	(4)	(3)	5
Forward TBA contracts	Loan fees and sales	(1,440)	(837)	414
Total		$1,963	$3,852	$4,480

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
December 31, 2020
Assets:
Derivatives subject to master netting agreements	$86,497	$—	$86,497	$(108)	$—	$86,389
Derivatives not subject to master netting agreements	3,392	—	3,392
Total derivatives	$89,889	$—	$89,889
Liabilities:
Derivatives subject to master netting agreements	$18,420	$—	$18,420	$(108)	$(16,738)	$1,574
Derivatives not subject to master netting agreements	255	—	255
Total derivatives	$18,675	$—	$18,675
December 31, 2019
Assets:
Derivatives subject to master netting agreements	$105,147	$—	$105,147	$(8,104)	$(59,525)	$37,518
Derivatives not subject to master netting agreements	527	—	527
Total derivatives	$105,674	$—	$105,674
Liabilities:
Derivatives subject to master netting agreements	$10,083	$—	$10,083	$(8,104)	$(437)	$1,542
Derivatives not subject to master netting agreements	136	—	136
Total derivatives	$10,219	$—	$10,219

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at December 31, 2020 and December 31, 2019. At December 31, 2020, the Company had posted collateral of $206.9 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.0 million in agency mortgage-backed bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
December 31, 2020
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,256,113	(200,000)	2,056,113	—	(2,056,113)	—
December 31, 2019
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,030,737	(200,000)	1,830,737	—	(1,830,737)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at December 31, 2020 and 2019, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
December 31, 2020
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$150,305	$—	$—	$150,305
Agency mortgage-backed securities	1,598,614	34,018	220,849	1,853,481
Non-agency mortgage-backed securities	62,742	—	—	62,742
Asset-backed securities	155,917	—	—	155,917
Other debt securities	33,668	—	—	33,668
Total repurchase agreements, gross amount recognized	$2,001,246	$34,018	$220,849	$2,256,113
December 31, 2019
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$526,283	$—	$—	$526,283
Government-sponsored enterprise obligations	32,575	—	—	32,575
Agency mortgage-backed securities	973,774	48,517	227,802	1,250,093
Non-agency mortgage-backed securities	71,399	—	—	71,399
Asset-backed securities	60,012	40,000	—	100,012
Other debt securities	50,375	—	—	50,375
Total repurchase agreements, gross amount recognized	$1,714,418	$88,517	$227,802	$2,030,737

21. Commitments, Contingencies and Guarantees
The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2020	2019
Commitments to extend credit:
Credit card	$4,972,104	$5,063,166
Other	8,033,222	6,123,264
Standby letters of credit, net of participations	357,087	377,338
Commercial letters of credit	3,117	7,050

Commitments to extend credit are legally binding agreements to lend to a borrower providing there are no violations of any conditions established in the contract. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Refer to Note 2 on Loans and Allowance for Credit Losses for further discussion.

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

At December 31, 2020, the Company had recorded a liability in the amount of $3.3 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be accreted into income over the remaining life of the respective commitments. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $357.1 million at December 31, 2020.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2020, purchases and sales of tax credits amounted to $151.2 million and $131.4 million, respectively. At December 31, 2020, the Company had outstanding purchase commitments totaling $141.3 million that it expects to fund in 2021.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2020, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 to 11 years. At December 31, 2020, the fair value of the Company's guarantee liability RPAs was $701 thousand, and the notional amount of the underlying swaps was $288.7 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

During the third quarter of 2020, the Company signed a $106.6 million agreement with U.S. Capital Development to develop a 280,000 square foot commercial office building in a two building complex in Clayton, Missouri. While the Company intends to occupy a portion of the office building for executive offices, a 15 year lease has been signed by an anchor tenant to lease approximately 40% of the office building.

The Company has various legal proceedings pending at December 31, 2020, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

22. Related Parties
The Company’s Chief Executive Officer, its Executive Chairman, and its former Vice Chairman are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 67% of the outstanding stock of Tower. At December 31, 2020, Tower owned 222,595 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. These payments, with the exception of dividend payments, relate to property management services, including construction oversight, on three Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2020	2019	2018
Leasing agent fees	$—	$154	$133
Operation of parking garages	81	118	95
Building management fees	2,110	2,001	1,935
Property construction management fees	251	250	136
Project consulting fees	335	—	—
Dividends paid on Company stock held by Tower	229	210	181
Total	$3,006	$2,733	$2,480

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. The line of credit is collateralized by Company stock and based on collateral value had a maximum borrowing amount of approximately $11.7 million at December 31, 2020. There were no borrowings under this line during 2020, and no balance outstanding at December 31, 2020. There were no borrowings during 2019 and 2018. There was no balance outstanding at December 31, 2019 or 2018. Interest paid on borrowings during the last three years was not significant. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2020, 2019 or 2018, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2020, 2019 and 2018.

Tower leases office space in the Kansas City bank headquarters building owned by the Company. Rent paid to the Company totaled $87 thousand in 2020, $75 thousand in 2019, and $74 thousand in 2018, at $17.19, $17.00 and $16.69 per square foot, respectively.

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

As discussed in Note 21 on Commitments, Contingencies and Guarantees, the Company regularly purchases various state tax credits arising from third-party property redevelopment and resells the credits to third parties.  During 2020, the Company sold state tax credits to its Executive Chairman, its former Vice Chairman, and its Chief Executive Officer in the amount of $603 thousand, $551 thousand, and $223 thousand, respectively, for personal tax planning. During 2019, the Company sold state tax credits to its Executive Chairman, its former Vice Chairman, its Chief Executive Officer, and its Chief Credit Officer in the amount of $865 thousand, $663 thousand, $166 thousand, and $83 thousand respectively. During 2018, the Company sold state tax credits to its Executive Chairman, its former Vice Chairman, and its Chief Executive Officer in the amount of $831 thousand, $759 thousand, and $119 thousand, respectively. The terms of the sales and the amounts paid were the same as the terms and amounts paid for similar tax credits by persons not related to the Company.

During the year ended December 31, 2020, the Company incurred project consulting fees of $335 thousand payable to Tower Properties for services rendered on the Clayton building project.

23. Parent Company Condensed Financial Statements

Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2020	2019
Assets
Investment in consolidated subsidiaries:
Bank	$3,077,713	$2,687,692
Non-banks	67,710	71,290
Cash	171,943	301,913
Investment securities:
Available for sale debt	4,795	1,399
Equity	3,135	2,969
Note receivable due from bank subsidiary	50,000	50,000
Advances to subsidiaries, net of borrowings	31,907	26,097
Deferred tax assets	10,990	9,973
Other assets	26,222	23,528
Total assets	$3,444,415	$3,174,861
Liabilities and stockholders’ equity
Pension obligation	$17,548	$13,028
Other liabilities	29,820	27,149
Total liabilities	47,368	40,177
Stockholders’ equity	3,397,047	3,134,684
Total liabilities and stockholders’ equity	$3,444,415	$3,174,861

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2020	2019	2018
Income
Dividends received from consolidated bank subsidiary	$210,001	$500,000	$200,000
Earnings of consolidated subsidiaries, net of dividends	148,435	(79,641)	233,785
Interest and dividends on investment securities	1,802	1,698	10,698
Management fees charged to subsidiaries	33,472	36,776	37,688
Investment securities gains (losses)	53	3,572	(4,581)
Net interest income on advances and note to subsidiaries	233	1,208	1,299
Other	4,282	4,700	2,390
Total income	398,278	468,313	481,279
Expense
Salaries and employee benefits	31,277	32,882	33,588
Professional fees	1,977	2,050	2,383
Data processing fees paid to affiliates	2,765	3,142	3,341
Other	11,850	13,106	10,881
Total expense	47,869	51,180	50,193
Income tax benefit	(3,648)	(4,098)	(2,456)
Net income	$354,057	$421,231	$433,542

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2020	2019	2018
Operating Activities
Net income	$354,057	$421,231	$433,542
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(148,435)	79,641	(233,785)
Other adjustments, net	5,504	2,491	2,505
Net cash provided by operating activities	211,126	503,363	202,262
Investing Activities
(Increase) decrease in investment in subsidiaries, net	3	(12)	—
Proceeds from sales of investment securities	—	3,856	41,638
Proceeds from maturities/pay downs of investment securities	1,410	1,150	1,988
Purchases of investment securities	(4,863)	(63)	(125)
Increase in advances to subsidiaries, net	(5,810)	(6,230)	(5,296)
Net purchases of building improvements and equipment	(94)	(235)	(133)
Net cash provided by (used in) investing activities	(9,354)	(1,534)	38,072
Financing Activities
Preferred stock redemption	(150,000)	—	—
Purchases of treasury stock	(54,163)	(134,904)	(75,231)
Accelerated share repurchase agreements	—	(150,000)	—
Issuance of stock under equity compensation plans	(11)	(8)	(10)
Cash dividends paid on common stock	(120,818)	(113,466)	(100,238)
Cash dividends paid on preferred stock	(6,750)	(9,000)	(9,000)
Net cash used in financing activities	(331,742)	(407,378)	(184,479)
Increase (decrease) in cash	(129,970)	94,451	55,855
Cash at beginning of year	301,913	207,462	151,607
Cash at end of year	$171,943	$301,913	$207,462
Income tax receipts, net	$(3,663)	$(2,337)	$(1,965)

Dividends paid by the Parent to its shareholders were substantially provided from Bank dividends. The Bank may distribute common dividends without prior regulatory approval, provided that the dividends do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Parent charges fees to its subsidiaries for management services provided, which are allocated to the subsidiaries based primarily on total average assets. The Parent makes cash advances to its private equity subsidiary for general short-term cash flow purposes. Advances may be made to the Parent by its subsidiary bank holding company for temporary investment of idle funds. Interest on such advances is based on market rates.

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

At December 31, 2020, the fair value of the investment securities held by the Parent consisted of investments of $4.8 million in corporate bonds and $2.8 million in preferred stock with readily determinable fair values, and $300 thousand in equity securities that do not have readily determinable fair values.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The Company’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

Opinion on Internal Control Over Financial Reporting
We have audited Commerce Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity , and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws, the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 24, 2021

Item 9b.    OTHER INFORMATION
None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers, directors, and corporate governance is included at the end of Part I of this Form 10-K under the caption “Information about the Company's Executive Officers” and under the captions “Proposal One - Election of the 2024 Class of Directors”, “Delinquent Section 16(a) Reports”, “Audit and Risk Committee Report”, “Committees of the Board" and "Shareholder Proposals and Nominations" in the definitive proxy statement, which is incorporated herein by reference.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Election of the 2024 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under the captions “Pre-approval of Services by the External Independent Registered Public Accounting Firm” and “Fees Paid to KPMG LLP” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:
		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	65
	Consolidated Statements of Income	66
	Consolidated Statements of Comprehensive Income	67
	Consolidated Statements of Changes in Equity	68
	Consolidated Statements of Cash Flows	69
	Notes to Consolidated Financial Statements	70
	Summary of Quarterly Statements of Income	62
(2)	Financial Statement Schedules:
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

(3) Termination of Certificate of Designation of 6.00% Series B Non-Cumulative Perpetual Preferred Stock of Commerce Bancshares, Inc. was filed in current report on Form 8-K (Commission file number 0-2989) dated September 1, 2020, and the same is hereby incorporated by reference.

4 — Instruments defining the rights of security holders, including indentures:

(1) Pursuant to paragraph (b)(4)(iii) of Item 601 Regulation S-K, Registrant will furnish to the Commission upon request copies of long-term debt instruments.

(2) Description of Commerce Bancshares, Inc. registered securities was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 25, 2020, and the same is hereby incorporated by reference.

10 — Material Contracts (Except for the Development Services Agreement and associated Amendments to the Development Service Agreement listed below, each of the following is a management contract or compensatory plan arrangement):

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

(8) Commerce Bancshares, Inc. 2021 Compensatory Arrangements with CEO and Named Executive Officers were filed in amended current report on Form 8-K (Commission file number 1-36502) dated February 8, 2021, and the same is hereby incorporated by reference.

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

(16) Development Services Agreement* was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(17) Amendment 1 to Development Services Agreement* was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(18) Amendment 2 to Development Services Agreement was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(19) Amendment 3 to Development Services Agreement was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(20) Amendment 4 to Development Services Agreement was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(21) Amendment 5 to Development Services Agreement was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(22) Amendment 6 to Development Services Agreement was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(23) Amendment 7 to Development Services Agreement was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(24) Amendment 8 to Development Services Agreement was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(25) Amendment 9 to Development Services Agreement was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(26) Amendment 10 to Development Services Agreement was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

(27) Amendment 11 to Development Services Agreement* was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 5, 2020, and the same is hereby incorporated by reference.

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

104 — Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 * In accordance with Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to this exhibit have been omitted from this filing. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission or its staff upon request. In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been redacted because they are both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company will provide an unredacted copy of the exhibit on a supplementary basis to the Securities and Exchange Commission or its staff upon request.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of February 2021.

COMMERCE BANCSHARES, INC.

By:	/s/ THOMAS J. NOACK
Thomas J. Noack
Senior Vice President & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2021.

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