Form 10-Q
period 2021-03-31
COMMERCE BANCSHARES INC /MO/
filed 2021-05-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended March 31, 2021

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of April 30, 2021, the registrant had outstanding 117,034,676 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
ASSETS
Loans	$16,392,071	$16,329,641
Allowance for credit losses on loans	(200,527)	(220,834)
Net loans	16,191,544	16,108,807
Loans held for sale (including $30,505,000 and $39,396,000 of residential mortgage loans carried at fair value at March 31, 2021 and December 31, 2020, respectively)	38,076	45,089
Investment securities:
Available for sale debt, at fair value (amortized cost of $12,388,041,000 and $12,097,533,000 and
allowance for credit losses of $— at March 31, 2021 and December 31, 2020, respectively)	12,528,203	12,449,264
Trading debt	26,925	35,321
Equity	4,337	4,363
Other	155,913	156,745
Total investment securities	12,715,378	12,645,693
Federal funds sold and short-term securities purchased under agreements to resell	500	—
Long-term securities purchased under agreements to resell	850,000	850,000
Interest earning deposits with banks	2,017,128	1,747,363
Cash and due from banks	338,666	437,563
Premises and equipment – net	371,737	371,083
Goodwill	138,921	138,921
Other intangible assets – net	13,098	11,207
Other assets	594,738	567,248
Total assets	$33,269,786	$32,922,974
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$11,076,556	$10,497,598
Savings, interest checking and money market	14,572,378	14,604,456
Certificates of deposit of less than $100,000	504,472	529,802
Certificates of deposit of $100,000 and over	1,267,219	1,314,889
Total deposits	27,420,625	26,946,745
Federal funds purchased and securities sold under agreements to repurchase	1,938,110	2,098,383
Other borrowings	3,791	802
Other liabilities	589,875	477,072
Total liabilities	29,952,401	29,523,002
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 140,000,000; issued 117,870,372 shares	589,352	589,352
Capital surplus	2,420,393	2,436,288
Retained earnings	173,173	73,000
Treasury stock of 560,185 shares at March 31, 2021
and 497,413 shares at December 31, 2020, at cost	(39,080)	(32,970)
Accumulated other comprehensive income	168,752	331,377
Total Commerce Bancshares, Inc. stockholders' equity	3,312,590	3,397,047
Non-controlling interest	4,795	2,925
Total equity	3,317,385	3,399,972
Total liabilities and equity	$33,269,786	$32,922,974
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2021	2020
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$146,338	$159,147
Interest and fees on loans held for sale	304	197
Interest on investment securities	51,557	53,385
Interest on federal funds sold and short-term securities purchased under
agreements to resell	—	2
Interest on long-term securities purchased under agreements to resell	11,128	7,462
Interest on deposits with banks	370	1,292
Total interest income	209,697	221,485
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	2,103	8,309
Certificates of deposit of less than $100,000	473	1,775
Certificates of deposit of $100,000 and over	1,062	5,235
Interest on federal funds purchased and securities sold under
agreements to repurchase	312	4,770
Interest on other borrowings	(1)	331
Total interest expense	3,949	20,420
Net interest income	205,748	201,065
Provision for credit losses	(6,232)	57,953
Net interest income after credit losses	211,980	143,112
NON-INTEREST INCOME
Bank card transaction fees	37,695	40,200
Trust fees	44,127	39,965
Deposit account charges and other fees	22,575	23,677
Capital market fees	4,981	3,790
Consumer brokerage services	4,081	4,077
Loan fees and sales	10,184	3,235
Other	12,402	8,719
Total non-interest income	136,045	123,663
INVESTMENT SECURITIES GAINS (LOSSES), NET	9,853	(13,301)
NON-INTEREST EXPENSE
Salaries and employee benefits	129,033	128,937
Net occupancy	12,021	11,748
Equipment	4,353	4,821
Supplies and communication	4,125	4,658
Data processing and software	25,463	23,555
Marketing	5,158	5,979
Other	12,420	14,000
Total non-interest expense	192,573	193,698
Income before income taxes	165,305	59,776
Less income taxes	32,076	10,173
Net income	133,229	49,603
Less non-controlling interest expense (income)	2,257	(2,254)
Net income attributable to Commerce Bancshares, Inc.	130,972	51,857
Less preferred stock dividends	—	2,250
Net income available to common shareholders	$130,972	$49,607
Net income per common share — basic	$1.12	$.42
Net income per common share — diluted	$1.11	$.42
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2021	2020
	(Unaudited)
Net income	$133,229	$49,603
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale debt securities	(158,676)	78,672
Pension loss amortization	437	356
Unrealized gains (losses) on cash flow hedge derivatives	(4,386)	63,664
Other comprehensive income (loss)	(162,625)	142,692
Comprehensive income (loss)	(29,396)	192,295
Less non-controlling interest expense (income)	2,257	(2,254)
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$(31,653)	$194,549
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2021 and 2020

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2020	$—	$589,352	$2,436,288	$73,000	$(32,970)	$331,377	$2,925	$3,399,972
Net income				130,972			2,257	133,229
Other comprehensive loss						(162,625)		(162,625)
Distributions to non-controlling interest							(387)	(387)
Purchases of treasury stock					(25,923)			(25,923)
Issuance of stock under purchase and equity compensation plans			(19,828)		19,813			(15)
Stock-based compensation			3,933					3,933
Cash dividends on common stock ($0.263 per share)				(30,799)				(30,799)
Balance March 31, 2021	$—	$589,352	$2,420,393	$173,173	$(39,080)	$168,752	$4,795	$3,317,385
Balance December 31, 2019	$144,784	$563,978	$2,151,464	$201,562	$(37,548)	$110,444	$3,788	$3,138,472
Adoption of ASU 2016-13				3,766				3,766
Balance December 31, 2019, adjusted	144,784	563,978	2,151,464	205,328	(37,548)	110,444	3,788	3,142,238
Net income				51,857			(2,254)	49,603
Other comprehensive income						142,692		142,692
Distributions to non-controlling interest							(85)	(85)
Purchases of treasury stock					(53,145)			(53,145)
Issuance of stock under purchase and equity compensation plans			(21,570)		21,544			(26)
Stock-based compensation			3,729					3,729
Cash dividends on common stock ($0.257 per share)				(30,292)				(30,292)
Cash dividends on preferred stock ($0.375 per depositary share)				(2,250)				(2,250)
Balance March 31, 2020	$144,784	$563,978	$2,133,623	$224,643	$(69,149)	$253,136	$1,449	$3,252,464
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2021	2020
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$133,229	$49,603
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(6,232)	57,953
Provision for depreciation and amortization	11,379	10,581
Amortization of investment security premiums, net	22,079	10,362
Investment securities (gains) losses, net (A)	(9,853)	13,301
Net gains on sales of loans held for sale	(7,381)	(1,793)
Originations of loans held for sale	(172,435)	(33,351)
Proceeds from sales of loans held for sale	184,155	42,221
Net (increase) decrease in trading debt securities	4,872	(16,107)
Stock-based compensation	3,933	3,729
(Increase) decrease in interest receivable	444	(1,681)
Decrease in interest payable	(1,804)	(2,161)
Increase in income taxes payable	28,105	7,992
Other changes, net	11,178	(60,881)
Net cash provided by operating activities	201,669	79,768
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	9,292	2
Proceeds from maturities/pay downs of investment securities (A)	938,527	641,950
Purchases of investment securities (A)	(1,194,891)	(569,079)
Net increase in loans	(72,497)	(346,910)
Purchases of premises and equipment	(10,730)	(7,574)
Sales of premises and equipment	2,568	17
Net cash used in investing activities	(327,731)	(281,594)
FINANCING ACTIVITIES:
Net increase in non-interest bearing, savings, interest checking and money market deposits	585,579	181,625
Net decrease in certificates of deposit	(73,000)	(233,664)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(160,273)	(422,759)
Net increase in short-term borrowings	2,989	754,043
Purchases of treasury stock	(25,923)	(53,145)
Issuance of stock under equity compensation plans	(15)	(26)
Cash dividends paid on common stock	(30,799)	(30,292)
Cash dividends paid on preferred stock	—	(2,250)
Net cash provided by financing activities	298,558	193,532
Increase (decrease) in cash, cash equivalents and restricted cash	172,496	(8,294)
Cash, cash equivalents and restricted cash at beginning of year	2,208,328	907,808
Cash, cash equivalents and restricted cash at March 31	$2,380,824	$899,514
Income tax payments, net	$2,510	$1,170
Interest paid on deposits and borrowings	$5,753	$22,581
Loans transferred to foreclosed real estate	$115	$57
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $24.5 million and $23.8 million at March 31, 2021 and 2020, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2020 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at March 31, 2021 and December 31, 2020 are as follows:

(In thousands)	March 31, 2021	December 31, 2020
Commercial:
Business	$6,624,209	$6,546,087
Real estate – construction and land	1,073,036	1,021,595
Real estate – business	3,017,242	3,026,117
Personal Banking:
Real estate – personal	2,828,418	2,820,030
Consumer	1,966,833	1,950,502
Revolving home equity	285,261	307,083
Consumer credit card	593,833	655,078
Overdrafts	3,239	3,149
Total loans	$16,392,071	$16,329,641

Accrued interest receivable totaled $42.9 million and $41.9 million at March 31, 2021 and December 31, 2020, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended March 31, 2021, the Company wrote-off accrued interest by reversing interest income of $125 thousand and $2.0 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the three months ended March 31, 2020, the Company wrote-off accrued interest of $54 thousand and $1.9 million in the Commercial and Personal Banking portfolios, respectively.

At March 31, 2021, loans of $3.6 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.4 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key model assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at March 31, 2021 and December 31, 2020 are discussed below.

Key Assumption	March 31, 2021	December 31, 2020

Overall economic forecast
•The recovery from the Global Coronavirus Recession (GCR) continues
•Assumes improving health conditions and expanding vaccine distribution
•Considers government stimulus
•Continued uncertainty regarding the assumptions related to the health crisis

•The recovery from the Global Coronavirus Recession (GCR) continues to be gradual throughout 2021 and 2022
•Assumes no additional systemic lockdown measures
•Considers government stimulus in the beginning of 2021
•Continued uncertainty regarding the health crisis

Reasonable and supportable period and related reversion period	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method	•Two years for both commercial and personal banking loans •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables	•Unemployment rate ranging from 5.8% to 4.5% during the supportable forecast period •Real GDP growth ranges from 11.1% to 1.0% •Prime rate of 3.25%	•Unemployment rate ranging from 6.5% to 5.2% during the supportable forecast period •Real GDP growth ranges from 3.7% to 2.2% •Prime rate of 3.25%
Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 26.4% to 23.6% for most loan pools •58.5% for consumer credit cards	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 23.1% to 23.3% for most loan pools •58.0% for consumer credit cards
Qualitative factors
Added net reserves using qualitative processes related to:
•Loans originated in our expansion markets, loans that are designated as shared national credits, and certain portfolios considered to be COVID-19 impacted
•Changes in the composition of the loan portfolios
•Loans downgraded to special mention, substandard, or non-accrual status

Added net reserves using qualitative processes related to:
•Loans originated in our expansion markets, loans that are designated as shared national credits, and certain portfolios considered to be COVID-19 impacted
•Changes in the composition of the loan portfolios
•Loans downgraded to special mention, substandard, or non-accrual status

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

The current forecast projects a continued recovery of the COVID-19 pandemic induced recession. This pandemic is unprecedented and information that could be used in the estimation of the allowance for credit losses changes frequently. Trends in health conditions and vaccine distribution could significantly modify economic projections used in the estimation of the allowance for credit losses.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three months ended March 31, 2021 and 2020, respectively, follows:

	For the Three Months Ended March 31, 2021
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$121,549	$99,285	$220,834
Provision for credit losses on loans	(1,909)	(8,446)	(10,355)
Deductions:
Loans charged off	232	12,709	12,941
Less recoveries on loans	215	2,774	2,989
Net loan charge-offs	17	9,935	9,952
Balance March 31, 2021	$119,623	$80,904	$200,527
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$37,259	$1,048	$38,307
Provision for credit losses on unfunded lending commitments	4,254	(131)	4,123
Balance March 31, 2021	$41,513	$917	$42,430
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$161,136	$81,821	$242,957

	For the Three Months Ended March 31, 2020
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$91,760	$68,922	$160,682
Adoption of ASU 2016-13	(29,711)	8,672	(21,039)
Balance at beginning of period	$62,049	$77,594	$139,643
Provision for credit losses on loans	21,108	21,760	42,868
Deductions:
Loans charged off	416	13,976	14,392
Less recoveries on loans	810	2,724	3,534
Net loan charge-offs (recoveries)	(394)	11,252	10,858
Balance March 31, 2020	$83,551	$88,102	$171,653
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$399	$676	$1,075
Adoption of ASU 2016-13	16,057	33	16,090
Balance at beginning of period	$16,456	$709	$17,165
Provision for credit losses on unfunded lending commitments	14,605	480	15,085
Balance March 31, 2020	$31,061	$1,189	$32,250
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$114,612	$89,291	$203,903

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2021 and December 31, 2020.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2021
Commercial:
Business	$6,601,246	$2,384	$364	$20,215	$6,624,209
Real estate – construction and land	1,069,805	3,231	—	—	1,073,036
Real estate – business	3,013,518	2,146	6	1,572	3,017,242
Personal Banking:
Real estate – personal	2,820,687	3,592	2,420	1,719	2,828,418
Consumer	1,940,997	15,439	10,397	—	1,966,833
Revolving home equity	282,967	1,567	727	—	285,261
Consumer credit card	581,216	5,019	7,598	—	593,833
Overdrafts	3,123	116	—	—	3,239
Total	$16,313,559	$33,494	$21,512	$23,506	$16,392,071
December 31, 2020
Commercial:
Business	$6,517,838	$2,252	$3,473	$22,524	$6,546,087
Real estate – construction and land	1,021,592	—	3	—	1,021,595
Real estate – business	3,016,215	7,666	6	2,230	3,026,117
Personal Banking:
Real estate – personal	2,808,886	6,521	2,837	1,786	2,820,030
Consumer	1,921,822	25,417	3,263	—	1,950,502
Revolving home equity	305,037	1,656	390	—	307,083
Consumer credit card	635,770	7,090	12,218	—	655,078
Overdrafts	2,896	253	—	—	3,149
Total	$16,230,056	$50,855	$22,190	$26,540	$16,329,641

At March 31, 2021, the Company had $8.2 million and $908 thousand of non-accrual business and business real estate loans, respectively, that had no allowance for credit loss. At December 31, 2020, the Company had $9.4 million of non-accrual business loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the three months ended March 31, 2021 and 2020, respectively.

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

The risk category of loans in the Commercial portfolio as of March 31, 2021 and December 31, 2020 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2021
Business
Risk Rating:
Pass	$639,977	$2,123,717	$895,233	$387,726	$312,324	$382,995	$1,663,896	$6,405,868
Special mention	3,043	2,571	29,853	14,932	1,281	7,949	23,925	83,554
Substandard	2,609	11,282	17,824	4,676	2,142	13,489	62,550	114,572
Non-accrual	1,079	10,419	1	2,512	115	6,065	24	20,215
Total Business:	$646,708	$2,147,989	$942,911	$409,846	$315,862	$410,498	$1,750,395	$6,624,209
Real estate-construction
Risk Rating:
Pass	$73,104	$542,446	$244,604	$55,775	$2,807	$25,804	$26,432	$970,972
Special mention	—	28,003	—	1,013	34,539	—	—	63,555
Substandard	13,191	10,030	—	15,288	—	—	—	38,509
Total Real estate-construction:	$86,295	$580,479	$244,604	$72,076	$37,346	$25,804	$26,432	$1,073,036
Real estate-business
Risk Rating:
Pass	$167,100	$807,967	$676,478	$297,800	$224,394	$421,617	$64,817	$2,660,173
Special mention	136	33,108	10,493	24,124	5,942	6,706	74	80,583
Substandard	47,015	37,505	11,646	33,645	79,997	56,933	8,173	274,914
Non-accrual	—	285	93	1,145	—	49	—	1,572
Total Real estate-business:	$214,251	$878,865	$698,710	$356,714	$310,333	$485,305	$73,064	$3,017,242
Commercial loans
Risk Rating:
Pass	$880,181	$3,474,130	$1,816,315	$741,301	$539,525	$830,416	$1,755,145	$10,037,013
Special mention	3,179	63,682	40,346	40,069	41,762	14,655	23,999	227,692
Substandard	62,815	58,817	29,470	53,609	82,139	70,422	70,723	427,995
Non-accrual	1,079	10,704	94	3,657	115	6,114	24	21,787
Total Commercial loans:	$947,254	$3,607,333	$1,886,225	$838,636	$663,541	$921,607	$1,849,891	$10,714,487

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2020
Business
Risk Rating:
Pass	$2,472,419	$966,068	$438,557	$329,207	$163,357	$281,604	$1,619,680	$6,270,892
Special mention	28,612	26,746	14,102	1,781	5,091	1,664	41,749	119,745
Substandard	17,246	21,985	5,076	2,675	3,578	13,390	68,976	132,926
Non-accrual	12,619	1	5,327	391	502	3,659	25	22,524
Total Business:	$2,530,896	$1,014,800	$463,062	$334,054	$172,528	$300,317	$1,730,430	$6,546,087
Real estate-construction
Risk Rating:
Pass	$483,302	$330,480	$56,747	$3,021	$24,426	$1,692	$27,356	$927,024
Special mention	29,692	—	1,022	34,532	—	—	—	65,246
Substandard	1,154	—	14,989	13,182	—	—	—	29,325
Total Real estate-construction:	$514,148	$330,480	$72,758	$50,735	$24,426	$1,692	$27,356	$1,021,595
Real estate- business
Risk Rating:
Pass	$890,740	$666,399	$336,850	$241,656	$313,691	$199,534	$67,796	$2,716,666
Special mention	8,936	21,734	49,580	6,597	17,504	1,309	3,002	108,662
Substandard	46,882	1,037	4,061	81,435	17,538	45,014	2,592	198,559
Non-accrual	478	188	1,480	—	—	84	—	2,230
Total Real-estate business:	$947,036	$689,358	$391,971	$329,688	$348,733	$245,941	$73,390	$3,026,117
Commercial loans
Risk Rating:
Pass	$3,846,461	$1,962,947	$832,154	$573,884	$501,474	$482,830	$1,714,832	$9,914,582
Special mention	67,240	48,480	64,704	42,910	22,595	2,973	44,751	293,653
Substandard	65,282	23,022	24,126	97,292	21,116	58,404	71,568	360,810
Non-accrual	13,097	189	6,807	391	502	3,743	25	24,754
Total Commercial loans:	$3,992,080	$2,034,638	$927,791	$714,477	$545,687	$547,950	$1,831,176	$10,593,799

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of March 31, 2021 and December 31, 2020 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2021
Real estate-personal
Current to 90 days past due	$219,663	$1,063,039	$443,537	$199,212	$186,744	$702,872	$9,212	$2,824,279
Over 90 days past due	—	563	463	275	343	776	—	2,420
Non-accrual	—	24	187	114	45	1,349	—	1,719
Total Real estate-personal:	$219,663	$1,063,626	$444,187	$199,601	$187,132	$704,997	$9,212	$2,828,418
Consumer
Current to 90 days past due	$148,812	$489,710	$295,133	$136,567	$93,905	$134,996	$657,313	$1,956,436
Over 90 days past due	—	113	136	306	85	376	9,381	10,397
Total Consumer:	$148,812	$489,823	$295,269	$136,873	$93,990	$135,372	$666,694	$1,966,833
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$284,534	$284,534
Over 90 days past due	—	—	—	—	—	—	727	727
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$285,261	$285,261
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$586,235	$586,235
Over 90 days past due	—	—	—	—	—	—	7,598	7,598
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$593,833	$593,833
Overdrafts
Current to 90 days past due	$3,239	$—	$—	$—	$—	$—	$—	$3,239
Total Overdrafts:	$3,239	$—	$—	$—	$—	$—	$—	$3,239
Personal banking loans
Current to 90 days past due	$371,714	$1,552,749	$738,670	$335,779	$280,649	$837,868	$1,537,294	$5,654,723
Over 90 days past due	—	676	599	581	428	1,152	17,706	21,142
Non-accrual	—	24	187	114	45	1,349	—	1,719
Total Personal banking loans:	$371,714	$1,553,449	$739,456	$336,474	$281,122	$840,369	$1,555,000	$5,677,584

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2020
Real estate-personal
Current to 90 days past due	$1,123,918	$488,379	$218,390	$201,971	$227,265	$544,008	$11,476	$2,815,407
Over 90 days past due	534	375	281	411	388	848	—	2,837
Non-accrual	29	191	116	45	65	1,340	—	1,786
Total Real estate-personal:	$1,124,481	$488,945	$218,787	$202,427	$227,718	$546,196	$11,476	$2,820,030
Consumer
Current to 90 days past due	$536,799	$337,431	$161,337	$115,886	$75,769	$86,831	$633,186	$1,947,239
Over 90 days past due	212	358	328	220	174	397	1,574	3,263
Total Consumer:	$537,011	$337,789	$161,665	$116,106	$75,943	$87,228	$634,760	$1,950,502
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$306,693	$306,693
Over 90 days past due	—	—	—	—	—	—	390	390
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$307,083	$307,083
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$642,860	$642,860
Over 90 days past due	—	—	—	—	—	—	12,218	12,218
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$655,078	$655,078
Overdrafts
Current to 90 days past due	$3,149	$—	$—	$—	$—	$—	$—	$3,149
Total Overdrafts:	$3,149	$—	$—	$—	$—	$—	$—	$3,149
Personal banking loans
Current to 90 days past due	$1,663,866	$825,810	$379,727	$317,857	$303,034	$630,839	$1,594,215	$5,715,348
Over 90 days past due	746	733	609	631	562	1,245	14,182	18,708
Non-accrual	29	191	116	45	65	1,340	—	1,786
Total Personal banking loans:	$1,664,641	$826,734	$380,452	$318,533	$303,661	$633,424	$1,608,397	$5,735,842

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2021 and December 31, 2020.

(In thousands)	Business Assets	Future Revenue Streams	Oil & Gas Assets	Total
March 31, 2021
Commercial:
Business	$—	$—	$13,687	$13,687
Real estate - business	—	908	—	908
Total	$—	$908	$13,687	$14,595
December 31, 2020
Commercial:
Business	$13,109	$—	$2,695	$15,804
Real estate - business	—	986	—	986
Total	$13,109	$986	$2,695	$16,790

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $188.6 million at March 31, 2021 and $191.1 million at December 31, 2020. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $179.8 million at March 31, 2021 and $188.1 million at December 31, 2020. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2021 and December 31, 2020 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2021
FICO score:
Under 600	0.9%	2.2%	1.3%	4.3%
600 - 659	2.1	3.9	2.3	11.7
660 - 719	8.1	14.4	9.1	32.9
720 - 779	22.9	25.4	22.8	28.0
780 and over	66.0	54.1	64.5	23.1
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2020
FICO score:
Under 600	0.8%	2.3%	1.3%	5.0%
600 - 659	1.9	4.2	2.4	12.3
660 - 719	8.8	14.1	8.6	31.2
720 - 779	24.5	23.9	22.2	28.0
780 and over	64.0	55.5	65.5	23.5
Total	100.0%	100.0%	100.0%	100.0%

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

(In thousands)	March 31, 2021	December 31, 2020
Accruing restructured loans:
Commercial	$118,515	$117,740
Assistance programs	6,881	7,804
Consumer bankruptcy	2,716	2,841
Other consumer	2,301	2,353
Non-accrual loans	9,158	9,889
Total troubled debt restructurings	$139,571	$140,627
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

The table below shows the balance of troubled debt restructurings by loan classification at March 31, 2021, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2021	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$62,384	$630
Real estate - construction and land	10,107	—
Real estate - business	54,024	908
Personal Banking:
Real estate - personal	3,153	308
Consumer	3,176	213
Revolving home equity	27	—
Consumer credit card	6,700	506
Total troubled debt restructurings	$139,571	$2,565

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

The Company had commitments of $30.7 million at March 31, 2021 to lend additional funds to borrowers with restructured loans. Included in these commitments at March 31, 2021 are $27.7 million of letters of credit with borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to FNMA and FHLMC. At March 31, 2021, the fair value of these loans was $30.5 million, and the unpaid principal balance was $30.0 million

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at March 31, 2021 totaled $7.6 million.

At March 31, 2021, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $208 thousand and $93 thousand at March 31, 2021 and December 31, 2020, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $1.8 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at March 31, 2021 and December 31, 2020.

(In thousands)	March 31, 2021	December 31, 2020
Available for sale debt securities	$12,528,203	$12,449,264
Trading debt securities	26,925	35,321
Equity securities:
Readily determinable fair value	2,931	2,966
No readily determinable fair value	1,406	1,397
Other:
Federal Reserve Bank stock	34,222	34,070
Federal Home Loan Bank stock	10,125	10,307
Equity method investments	17,309	18,000
Private equity investments	94,257	94,368
Total investment securities (1)	$12,715,378	$12,645,693
(1)Accrued interest receivable totaled $39.8 million and $41.5 million at March 31, 2021 and December 31, 2020, respectively, and was included within other assets on the consolidated balance sheet.

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
Other investment securities include Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock, equity method investments, and investments in portfolio concerns held by the Company's private equity subsidiary. FRB stock and FHLB stock are held for debt and regulatory purposes. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. Additionally, the Company's equity method investments are carried at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. These holdings are carried at cost. The Company's private equity investments, in the absence of readily ascertainable market values, are carried at estimated fair value.
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of March 31, 2021 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$28,829	$29,556
After 1 but within 5 years	497,629	529,644
After 5 but within 10 years	191,156	214,390
Total U.S. government and federal agency obligations	717,614	773,590
Government-sponsored enterprise obligations:
Within 1 year	14,993	14,065
After 10 years	35,803	36,751
Total government-sponsored enterprise obligations	50,796	50,816
State and municipal obligations:
Within 1 year	91,179	92,217
After 1 but within 5 years	839,094	872,047
After 5 but within 10 years	619,310	631,678
After 10 years	397,103	384,869
Total state and municipal obligations	1,946,686	1,980,811
Mortgage and asset-backed securities:
Agency mortgage-backed securities	6,296,555	6,327,450
Non-agency mortgage-backed securities	358,400	358,498
Asset-backed securities	2,418,692	2,436,885
Total mortgage and asset-backed securities	9,073,647	9,122,833
Other debt securities:
Within 1 year	46,537	47,170
After 1 but within 5 years	278,766	286,310
After 5 but within 10 years	258,563	251,640
After 10 years	15,432	15,033
Total other debt securities	599,298	600,153
Total available for sale debt securities	$12,388,041	$12,528,203

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $372.9 million, at fair value, at March 31, 2021. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

Allowance for credit losses on available for sale debt securities
The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The adoption of ASU 2016-13 had no impact to the Company's available for sale securities reported in its consolidated financial statements at January 1, 2020. For the three months ended March 31, 2021 and 2020, the Company did not recognize a credit loss expense on any available for sale debt securities.

The Company’s model for establishing its allowance for credit losses uses cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Securities for which fair value is less than amortized cost are reviewed for impairment. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Credit impairment is determined using input factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. At March 31, 2021, the fair value of securities on this watch list was $25.6 million compared to $31.0 million at December 31, 2020.

Significant inputs to the cash flow model used at March 31, 2021 to quantify credit losses were primarily credit support agreements, as the securities on the Company's watch list at March 31, 2021 were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of March 31, 2021, the Company did not identify any securities for which a credit loss exists.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at March 31, 2021 and December 31, 2020. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. Additionally, management does not intend to sell the securities, and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Government-sponsored enterprise obligations	$18,535	$1,283	$—	$—	$18,535	$1,283
State and municipal obligations	653,549	20,627	2,851	34	656,400	20,661
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,373,029	64,787	3,630	17	3,376,659	64,804
Non-agency mortgage-backed securities	162,080	2,063	—	—	162,080	2,063
Asset-backed securities	657,219	4,939	192,697	1,351	849,916	6,290
Total mortgage and asset-backed securities	4,192,328	71,789	196,327	1,368	4,388,655	73,157
Other debt securities	263,768	10,325	—	—	263,768	10,325
Total	$5,128,180	$104,024	$199,178	$1,402	$5,327,358	$105,426
December 31, 2020
Government-sponsored enterprise obligations	$19,720	$98	$—	$—	$19,720	$98
State and municipal obligations	45,622	230	—	—	45,622	230
Mortgage and asset-backed securities:
Agency mortgage-backed securities	470,373	2,802	—	—	470,373	2,802
Non-agency mortgage-backed securities	112,861	380	—	—	112,861	380
Asset-backed securities	21,360	56	253,734	2,617	275,094	2,673
Total mortgage and asset-backed securities	604,594	3,238	253,734	2,617	858,328	5,855
Other debt securities	24,522	175	—	—	24,522	175
Total	$694,458	$3,741	$253,734	$2,617	$948,192	$6,358

The entire available for sale debt portfolio included $5.3 billion of securities that were in a loss position at March 31, 2021, compared to $948.2 million at December 31, 2020.  The total amount of unrealized loss on these securities was $105.4 million at March 31, 2021, an increase of $99.1 million compared to the loss at December 31, 2020.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following tables show the amortized cost, fair value, and allowance for credit losses of securities available for sale at March 31, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2021
U.S. government and federal agency obligations	$717,614	$55,976	$—	$—	$773,590
Government-sponsored enterprise obligations	50,796	1,303	(1,283)	—	50,816
State and municipal obligations	1,946,686	54,786	(20,661)	—	1,980,811
Mortgage and asset-backed securities:
Agency mortgage-backed securities	6,296,555	95,699	(64,804)	—	6,327,450
Non-agency mortgage-backed securities	358,400	2,161	(2,063)	—	358,498
Asset-backed securities	2,418,692	24,483	(6,290)	—	2,436,885
Total mortgage and asset-backed securities	9,073,647	122,343	(73,157)	—	9,122,833
Other debt securities	599,298	11,180	(10,325)	—	600,153
Total	$12,388,041	$245,588	$(105,426)	$—	$12,528,203
December 31, 2020
U.S. government and federal agency obligations	$775,592	$62,467	$—	$—	$838,059
Government-sponsored enterprise obligations	50,803	3,780	(98)	—	54,485
State and municipal obligations	1,968,006	77,323	(230)	—	2,045,099
Mortgage and asset-backed securities:
Agency mortgage-backed securities	6,557,098	157,789	(2,802)	—	6,712,085
Non-agency mortgage-backed securities	358,074	3,380	(380)	—	361,074
Asset-backed securities	1,853,791	31,125	(2,673)	—	1,882,243
Total mortgage and asset-backed securities	8,768,963	192,294	(5,855)	—	8,955,402
Other debt securities	534,169	22,225	(175)	—	556,219
Total	$12,097,533	$358,089	$(6,358)	$—	$12,449,264

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2021	2020
Proceeds from sales of securities:
Equity securities	$—	$2
Other	9,292	—
Total proceeds	$9,292	$2

Investment securities gains (losses), net:
Equity securities:
Gains realized on sales	$—	$2
Fair value adjustments, net	(35)	(295)
Other:
Gains realized on sales	1,523	—
Fair value adjustments, net	8,365	(13,008)
Total investment securities gains (losses), net	$9,853	$(13,301)

Net gains on investment securities for the three months ended March 31, 2021 were mainly comprised of gains of $1.5 million realized on the sale of a private equity investment and net gains in fair value of $8.4 million on private equity investments, due to fair value adjustments.

At March 31, 2021, securities totaling $4.7 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $4.8 billion at December 31,

2020. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $209.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2021				December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(30,006)	$—	$1,264	$31,270	$(29,912)	$—	$1,358
Mortgage servicing rights	17,025	(7,743)	(1,048)	8,234	15,238	(6,886)	(2,103)	6,249
Total	$48,295	$(37,749)	$(1,048)	$9,498	$46,508	$(36,798)	$(2,103)	$7,607

Aggregate amortization expense on intangible assets was $951 thousand and $268 thousand for the three month periods ended March 31, 2021 and 2020, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2021. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2021	$2,198
2022	1,437
2023	1,194
2024	991
2025	817

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2021 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2021	$138,921	$3,600	$1,358	$6,249
Originations				1,787
Amortization			(94)	(857)
Impairment reversal				1,055
Balance March 31, 2021	$138,921	$3,600	$1,264	$8,234

Goodwill allocated to the Company’s operating segments at March 31, 2021 and December 31, 2020 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2021, that net liability was $3.0 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $440.4 million at March 31, 2021.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2021, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 11 years. At March 31, 2021, the fair value of the Company's guarantee liabilities for RPAs was $339 thousand, and the notional amount of the underlying swaps was $272.0 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 4 months to 7 years.

The following table provides the components of lease income.

	For the Three Months Ended March 31
(in thousands)	2021	2020
Direct financing and sales-type leases	$6,121	$6,358
Operating leases(a)	2,074	2,061
Total lease income	$8,195	$8,419
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for the three months ended March 31, 2021 and 2020.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2021	2020
Service cost - benefits earned during the period	$95	$101
Interest cost on projected benefit obligation	556	822
Expected return on plan assets	(1,124)	(1,297)
Amortization of prior service cost	(68)	(68)
Amortization of unrecognized net loss	651	542
Net periodic pension cost	$110	$100
All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first three months of 2021, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2021	2020
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$130,972	$51,857
Less preferred stock dividends	—	2,250
Net income available to common shareholders	130,972	49,607
Less income allocated to nonvested restricted stock	1,200	470
Net income allocated to common stock	$129,772	$49,137
Weighted average common shares outstanding	116,260	116,674
Basic income per common share	$1.12	$.42
Diluted income per common share:
Net income available to common shareholders	$130,972	$49,607
Less income allocated to nonvested restricted stock	1,198	469
Net income allocated to common stock	$129,774	$49,138
Weighted average common shares outstanding	116,260	116,674
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	313	271
Weighted average diluted common shares outstanding	116,573	116,945
Diluted income per common share	$1.11	$.42

Unexercised stock appreciation rights of 52 thousand and 241 thousand for the three month periods ended March 31, 2021 and 2020, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.
On September 1, 2020, the Company redeemed all outstanding shares of its 6.00% Series B Non-Cumulative Perpetual Preferred Stock, $1.00 par value per share (Series B Preferred Stock) and the corresponding depositary shares representing fractional interests in the Series B Preferred Stock (Series B Depositary Shares).

* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2020.

9. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. The largest component is the unrealized holding gains and losses on available for sale debt securities. Another component is the amortization from other comprehensive income of losses associated with pension benefits, which occurs as the losses are included in current net periodic pension cost. The remaining component is gains and losses in fair value on certain interest rate floors that have been designated as cash flow hedging instruments. The interest rate floors were terminated during 2020, and the realized gains will be amortized into interest income through the original maturity dates of the interest rate floors. Information about unrealized gains and losses on securities can be found in Note 3, and information about unrealized gains and losses on cash flow hedge derivatives is located in Note 11.

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2021	$263,801	$(25,118)	$92,694	$331,377
Other comprehensive loss before reclassifications to current earnings	(211,569)	—	—	(211,569)
Amounts reclassified to current earnings from accumulated other comprehensive income	—	583	(5,848)	(5,265)
Current period other comprehensive income (loss), before tax	(211,569)	583	(5,848)	(216,834)
Income tax (expense) benefit	52,893	(146)	1,462	54,209
Current period other comprehensive income (loss), net of tax	(158,676)	437	(4,386)	(162,625)
Balance March 31, 2021	$105,125	$(24,681)	$88,308	$168,752
Balance January 1, 2020	$102,073	$(21,940)	$30,311	$110,444
Other comprehensive income before reclassifications to current earnings	104,942	—	84,617	189,559
Amounts reclassified to current earnings from accumulated other comprehensive income	(46)	474	268	696
Current period other comprehensive income, before tax	104,896	474	84,885	190,255
Income tax expense	(26,224)	(118)	(21,221)	(47,563)
Current period other comprehensive income, net of tax	78,672	356	63,664	142,692
Balance March 31, 2020	$180,745	$(21,584)	$93,975	$253,136
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

10. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 160 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  Residential mortgage origination, sales and servicing functions are included in this Consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment and are instead included in the Other/Elimination column.  The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment also includes both merchant and commercial bank card products as well as the Capital Markets Group, which sells fixed income securities and provides securities safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2021
Net interest income	$77,939	$110,169	$17,457	$205,565	$183	$205,748
Provision for credit losses	(9,901)	(27)	5	(9,923)	16,155	6,232
Non-interest income	38,248	50,728	50,985	139,961	(3,916)	136,045
Investment securities gains, net	—	—	—	—	9,853	9,853
Non-interest expense	(70,504)	(79,281)	(33,043)	(182,828)	(9,745)	(192,573)
Income before income taxes	$35,782	$81,589	$35,404	$152,775	$12,530	$165,305
Three Months Ended March 31, 2020
Net interest income	$78,981	$85,896	$12,959	$177,836	$23,229	$201,065
Provision for credit losses	(11,206)	356	(3)	(10,853)	(47,100)	(57,953)
Non-interest income	34,081	49,887	47,409	131,377	(7,714)	123,663
Investment securities losses, net	—	—	—	—	(13,301)	(13,301)
Non-interest expense	(77,412)	(80,820)	(31,769)	(190,001)	(3,697)	(193,698)
Income before income taxes	$24,444	$55,319	$28,596	$108,359	$(48,583)	$59,776

The information presented above was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting procedures and methods, which have been developed to reflect the underlying economics of the businesses. The methodologies are applied in connection with funds transfer pricing and assignment of overhead costs among segments. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided by) assets and liabilities based on their maturity, prepayment and/or repricing characteristics.

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At March 31, 2021, the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	March 31, 2021	December 31, 2020
Interest rate swaps	$2,297,174	$2,367,017
Interest rate caps	186,110	103,028
Credit risk participation agreements	352,107	381,170
Foreign exchange contracts	4,514	7,431
Mortgage loan commitments	72,668	67,543
Mortgage loan forward sale contracts	13,671	—
Forward TBA contracts	68,000	89,000
Total notional amount	$2,994,244	$3,015,189

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

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of March 31, 2021, the total realized gains on the monetized cash flow hedges remaining in AOCI was $117.7 million (pre-tax). The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity dates of the hedged forecasted transactions, or approximately 5.7 years.

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

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 17 on Fair Value Measurements in the 2020 Annual Report on Form 10-K.

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at March 31, 2021 in the table below, the positive fair values of cleared swaps were reduced by $312 thousand and the negative fair values of cleared swaps were reduced by $46.9 million. At December 31, 2020, there were no reductions to the positive fair values of cleared swaps and the negative fair values of cleared swaps were reduced by $69.2 million.

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2021	Dec. 31, 2020
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$59,620	$86,389	$(13,047)	$(17,199)
Interest rate caps	92	1	(92)	(1)
Credit risk participation agreements	120	216	(339)	(701)
Foreign exchange contracts	62	57	(12)	(103)
Mortgage loan commitments	1,876	3,226	(21)	—
Mortgage loan forward sale contracts	39	—	—	—
Forward TBA contracts	978	—	(1)	(671)
Total	$62,787	$89,889	$(13,512)	$(18,675)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended March 31, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$84,617	$107,621	$(23,004)	Interest and fees on loans	$(268)	$763	$(1,031)
Total	$84,617	$107,621	$(23,004)	Total	$(268)	$763	$(1,031)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2021	2020
Derivative instruments:
Interest rate swaps	Other non-interest income	$1,075	$266
Interest rate caps	Other non-interest income	15	19
Credit risk participation agreements	Other non-interest income	365	(27)
Foreign exchange contracts	Other non-interest income	96	(38)
Mortgage loan commitments	Loan fees and sales	(1,372)	(459)
Mortgage loan forward sale contracts	Loan fees and sales	39	(4)
Forward TBA contracts	Loan fees and sales	2,906	380
Total		$3,124	$137

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

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company does not offset derivative assets and liabilities under these agreements on its consolidated balance sheet. Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. By contract, these may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash or securities to its clearing agent. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
March 31, 2021
Assets:
Derivatives subject to master netting agreements	$60,782	$—	$60,782	$(183)	$—	$60,599
Derivatives not subject to master netting agreements	2,005	—	2,005
Total derivatives	$62,787	$—	$62,787
Liabilities:
Derivatives subject to master netting agreements	$13,399	$—	$13,399	$(183)	$(12,153)	$1,063
Derivatives not subject to master netting agreements	113	—	113
Total derivatives	$13,512	$—	$13,512
December 31, 2020
Assets:
Derivatives subject to master netting agreements	$86,497	$—	$86,497	$(108)	$—	$86,389
Derivatives not subject to master netting agreements	3,392	—	3,392
Total derivatives	$89,889	$—	$89,889
Liabilities:
Derivatives subject to master netting agreements	$18,420	$—	$18,420	$(108)	$(16,738)	$1,574
Derivatives not subject to master netting agreements	255	—	255
Total derivatives	$18,675	$—	$18,675

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at March 31, 2021 and December 31, 2020. At March 31, 2021, the Company had posted collateral of $203.2 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.3 million in agency mortgage-backed bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
March 31, 2021
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,109,620	(200,000)	1,909,620	—	(1,909,620)	—
December 31, 2020
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,256,113	(200,000)	2,056,113	—	(2,056,113)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2021 and December 31, 2020, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2021
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$10,158	$24,241	$29,940	$64,339
Agency mortgage-backed securities	1,562,951	10,774	247,023	1,820,748
Non-agency mortgage-backed securities	39,295	—	—	39,295
Asset-backed securities	151,469	—	—	151,469
Other debt securities	33,769	—	—	33,769
Total repurchase agreements, gross amount recognized	$1,797,642	$35,015	$276,963	$2,109,620
December 31, 2020
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$150,305	$—	$—	$150,305
Agency mortgage-backed securities	1,598,614	34,018	220,849	1,853,481
Non-agency mortgage-backed securities	62,742	—	—	62,742
Asset-backed securities	155,917	—	—	155,917
Other debt securities	33,668	—	—	33,668
Total repurchase agreements, gross amount recognized	$2,001,246	$34,018	$220,849	$2,256,113

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.9 million and $3.7 million in the three months ended March 31, 2021 and 2020, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2021, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	1,099,866	$52.11
Granted	197,191	71.97
Vested	(219,705)	43.20
Forfeited	(4,037)	56.66
Nonvested at March 31, 2021	1,073,315	$57.56

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

Weighted per share average fair value at grant date	$16.78
Assumptions:
Dividend yield	1.4%
Volatility	28.2%
Risk-free interest rate	.7%
Expected term	5.7 years

A summary of SAR activity during the first three months of 2021 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,005,896	$44.95
Granted	72,416	72.91
Forfeited	(738)	57.04
Expired	(36)	57.17
Exercised	(208,436)	39.48
Outstanding at March 31, 2021	869,102	$48.58	6.5 years	$24,362

14. Revenue from Contracts with Customers
The core principle of ASU 2014-09, "Revenue from Contracts with Customers," is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the three months ended March 31, 2021, approximately 60% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended March 31
(In thousands)	2021	2020
Bank card transaction fees	$37,695	$40,200
Trust fees	44,127	39,965
Deposit account charges and other fees	22,575	23,677
Consumer brokerage services	4,081	4,077
Other non-interest income	7,696	8,709
Total non-interest income from contracts with customers	116,174	116,628
Other non-interest income (1)	19,871	7,035
Total non-interest income	$136,045	$123,663
(1) This revenue is not within the scope of ASU 2014-09, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.
For bank card transaction fees, the majority of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments each contribute approximately half of the Company's deposit account charge revenue. All trust fees and consumer brokerage services income are earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the three month periods ended March 31, 2021 and 2020 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Bank card transaction fees	$12,437	$14,199	$9,692	$13,915
Trust fees	2,017	2,071	2,625	2,093
Deposit account charges and other fees	5,281	6,933	5,002	6,523
Consumer brokerage services	323	432	1,029	596

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
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2020 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the March 31, 2021 and December 31, 2020 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2021 or the year ended December 31, 2020.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Assets:
Residential mortgage loans held for sale	$30,505	$—	$30,505	$—
Available for sale debt securities:
U.S. government and federal agency obligations	773,590	773,590	—	—
Government-sponsored enterprise obligations	50,816	—	50,816	—
State and municipal obligations	1,980,811	—	1,972,841	7,970
Agency mortgage-backed securities	6,327,450	—	6,327,450	—
Non-agency mortgage-backed securities	358,498	—	358,498	—
Asset-backed securities	2,436,885	—	2,436,885	—
Other debt securities	600,153	—	600,153	—
Trading debt securities	26,925	—	26,925	—
Equity securities	2,931	2,931	—	—
Private equity investments	94,257	—	—	94,257
Derivatives *	62,787	—	60,791	1,996
Assets held in trust for deferred compensation plan	19,848	19,848	—	—
Total assets	12,765,456	796,369	11,864,864	104,223
Liabilities:
Derivatives *	13,512	—	13,152	360
Liabilities held in trust for deferred compensation plan	19,848	19,848	—	—
Total liabilities	$33,360	$19,848	$13,152	$360
December 31, 2020
Assets:
Residential mortgage loans held for sale	$39,396	$—	$39,396	$—
Available for sale debt securities:
U.S. government and federal agency obligations	838,059	838,059	—	—
Government-sponsored enterprise obligations	54,485	—	54,485	—
State and municipal obligations	2,045,099	—	2,037,131	7,968
Agency mortgage-backed securities	6,712,085	—	6,712,085	—
Non-agency mortgage-backed securities	361,074	—	361,074	—
Asset-backed securities	1,882,243	—	1,882,243	—
Other debt securities	556,219	—	556,219	—
Trading debt securities	35,321	—	35,321	—
Equity securities	2,966	2,966	—	—
Private equity investments	94,368	—	—	94,368
Derivatives *	89,889	—	86,447	3,442
Assets held in trust for deferred compensation plan	19,278	19,278	—	—
Total assets	12,730,482	860,303	11,764,401	105,778
Liabilities:
Derivatives *	18,675	—	17,974	701
Liabilities held in trust for deferred compensation plan	19,278	19,278	—	—
Total liabilities	$37,953	$19,278	$17,974	$701
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2021
Balance January 1, 2021	$7,968	$94,368	$2,741	$105,077
Total gains or losses (realized/unrealized):
Included in earnings	—	8,365	(1,007)	7,358
Included in other comprehensive income *	(1)	—	—	(1)
Discount accretion	3	—	—	3
Sale/pay down of private equity investments	—	(8,476)	—	(8,476)
Sale of risk participation agreement	—	—	(98)	(98)
Balance March 31, 2021	$7,970	$94,257	$1,636	$103,863
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2021	$—	$8,365	$2,050	$10,415
Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2021	$(1)	$—	$—	$(1)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2020
Balance January 1, 2020	$9,853	$94,122	$369	$104,344
Total gains or losses (realized/unrealized):
Included in earnings	—	(13,008)	(486)	(13,494)
Included in other comprehensive income *	(1,495)	—	—	(1,495)
Discount accretion	4	—	—	4
Purchases of private equity investments	—	114	—	114
Sale/pay down of private equity investments	—	(69)	—	(69)
Sale of risk participation agreement	—	—	(440)	(440)
Balance March 31, 2020	$8,362	$81,159	$(557)	$88,964
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2020	$—	$(13,008)	$(55)	$(13,063)
Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2020	$(1,495)	$—	$—	$(1,495)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2021
Total gains or losses included in earnings	$(1,372)	$365	$8,365	$7,358
Change in unrealized gains or losses relating to assets still held at March 31, 2021	$1,855	$195	$8,365	$10,415
For the three months ended March 31, 2020
Total gains or losses included in earnings	$(459)	$(27)	$(13,008)	$(13,494)
Change in unrealized gains or losses relating to assets still held at March 31, 2020	$—	$(55)	$(13,008)	$(13,063)

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to auction rate securities (ARS), investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $8.0 million at March 31, 2021, while private equity investments, included in other securities, totaled $94.3 million.
Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years	5 years
		Estimated market rate	1.4%	-	1.7%	1.4%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.3
Mortgage loan commitments	Discounted cash flow	Probability of funding	69.4%	-	100.0%	88.8%
		Embedded servicing value	.6%	-	1.2%	1.0%
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first three months of 2021 and 2020, and still held as of March 31, 2021 and 2020, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2021 and 2020.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2021
Collateral dependent loans	$11,233	$—	$—	$11,233	$(2,926)
Mortgage servicing rights	8,234	—	—	8,234	1,055

March 31, 2020
Collateral dependent loans	$124	$—	$—	$124	$(16)
Mortgage servicing rights	6,768	—	—	6,768	(1,056)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other assets on the consolidated balance sheet, and information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.03%	-	9.36%	9.21%
		Prepayment speeds (CPR)*	10.35%	-	14.11%	12.42%
		Loan servicing costs - annually per loan
		Performing loans	$70	-	$73	$72
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2021 and December 31, 2020:

	Carrying Amount	Estimated Fair Value at March 31, 2021
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,624,209	$—	$—	$6,552,890	$6,552,890
Real estate - construction and land	1,073,036	—	—	1,044,188	1,044,188
Real estate - business	3,017,242	—	—	3,009,811	3,009,811
Real estate - personal	2,828,418	—	—	2,834,405	2,834,405
Consumer	1,966,833	—	—	1,965,384	1,965,384
Revolving home equity	285,261	—	—	282,849	282,849
Consumer credit card	593,833	—	—	546,154	546,154
Overdrafts	3,239	—	—	2,970	2,970
Total loans	16,392,071	—	—	16,238,651	16,238,651
Loans held for sale	38,076	—	38,076	—	38,076
Investment securities	12,696,663	776,521	11,773,568	146,574	12,696,663
Federal funds sold	500	500	—	—	500
Securities purchased under agreements to resell	850,000	—	—	881,377	881,377
Interest earning deposits with banks	2,017,128	2,017,128	—	—	2,017,128
Cash and due from banks	338,666	338,666	—	—	338,666
Derivative instruments	62,787	—	60,791	1,996	62,787
Assets held in trust for deferred compensation plan	19,848	19,848	—	—	19,848
Total	$32,415,739	$3,152,663	$11,872,435	$17,268,598	$32,293,696
Financial Liabilities
Non-interest bearing deposits	$11,076,556	$11,076,556	$—	$—	$11,076,556
Savings, interest checking and money market deposits	14,572,378	14,572,378	—	—	14,572,378
Certificates of deposit	1,771,691	—	—	1,775,795	1,775,795
Federal funds purchased	28,490	28,490	—	—	28,490
Securities sold under agreements to repurchase	1,909,620	—	—	1,909,673	1,909,673
Other borrowings	2,999	—	2,999	—	2,999
Derivative instruments	13,512	—	13,152	360	13,512
Liabilities held in trust for deferred compensation plan	19,848	19,848	—	—	19,848
Total	$29,395,094	$25,697,272	$16,151	$3,685,828	$29,399,251

	Carrying Amount	Estimated Fair Value at December 31, 2020
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,546,087	$—	$—	$6,467,572	$6,467,572
Real estate - construction and land	1,021,595	—	—	995,873	995,873
Real estate - business	3,026,117	—	—	3,016,576	3,016,576
Real estate - personal	2,820,030	—	—	2,830,521	2,830,521
Consumer	1,950,502	—	—	1,953,217	1,953,217
Revolving home equity	307,083	—	—	304,434	304,434
Consumer credit card	655,078	—	—	576,320	576,320
Overdrafts	3,149	—	—	3,068	3,068
Total loans	16,329,641	—	—	16,147,581	16,147,581
Loans held for sale	45,089	—	45,089	—	45,089
Investment securities	12,626,296	841,025	11,638,558	146,713	12,626,296
Securities purchased under agreements to resell	850,000	—	—	894,338	894,338
Interest earning deposits with banks	1,747,363	1,747,363	—	—	1,747,363
Cash and due from banks	437,563	437,563	—	—	437,563
Derivative instruments	89,889	—	86,447	3,442	89,889
Assets held in trust for deferred compensation plan	19,278	19,278	—	—	19,278
Total	$32,145,119	$3,045,229	$11,770,094	$17,192,074	$32,007,397
Financial Liabilities
Non-interest bearing deposits	$10,497,598	$10,497,598	$—	$—	$10,497,598
Savings, interest checking and money market deposits	14,604,456	14,604,456	—	—	14,604,456
Certificates of deposit	1,844,691	—	—	1,847,277	1,847,277
Federal funds purchased	42,270	42,270	—	—	42,270
Securities sold under agreements to repurchase	2,056,113	—	—	2,056,173	2,056,173
Derivative instruments	18,675	—	17,974	701	18,675
Liabilities held in trust for deferred compensation plan	19,278	19,278	—	—	19,278
Total	$29,083,081	$25,163,602	$17,974	$3,904,151	$29,085,727

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at March 31, 2021, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2020 Annual Report on Form 10-K. Results of operations for the three and three month periods ended March 31, 2021 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2020 Annual Report on Form 10-K and in Part II Item 1A of this Quarterly Report on Form 10-Q. Except as set forth in Part II, Item 1A, during the quarter ended March 31, 2021, there were no material changes to the Risk Factors disclosed in the Company's 2020 Annual Report on Form 10-K.

Critical Accounting Policies
The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and the valuation of certain investment securities. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2020 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2020.

Selected Financial Data

	Three Months Ended March 31
	2021	2020
Per Share Data
Net income per common share — basic	$1.12	$.42	*
Net income per common share — diluted	1.11	.42	*
Cash dividends on common stock	.263	.257	*
Book value per common share	28.34	26.54	*
Market price	76.61	47.95	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	61.79%	72.57%
Non-interest bearing deposits to total deposits	39.41	32.64
Equity to loans (1)	20.68	21.93
Equity to deposits	12.78	15.91
Equity to total assets	10.37	12.35
Return on total assets	1.63	.80
Return on common equity	15.69	6.48
(Based on end-of-period data)
Non-interest income to revenue (2)	39.80	38.08
Efficiency ratio (3)	56.37	59.17
Tier I common risk-based capital ratio	13.76	13.52
Tier I risk-based capital ratio	13.76	14.24
Total risk-based capital ratio	14.79	15.21
Tangible common equity to tangible assets ratio (4)	9.57	11.13
Tier I leverage ratio	9.38	11.13

* Restated for the 5% stock dividend distributed in December 2020.
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

	March 31
(Dollars in thousands)	2021	2020
Total equity	$3,317,385	$3,252,464
Less non-controlling interest	4,795	1,449
Less preferred stock	—	144,784
Less goodwill	138,921	138,921
Less core deposit premium	4,864	1,665
Total tangible common equity (a)	$3,168,805	$2,965,645
Total assets	$33,269,786	$26,793,017
Less goodwill	138,921	138,921
Less core deposit premium	4,864	1,665
Total tangible assets (b)	$33,126,001	$26,652,431
Tangible common equity to tangible assets ratio (a)/(b)	9.57%	11.13%

Results of Operations

Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	% change
Net interest income	$205,748	$201,065	$4,683	2.3%
Provision for credit losses	6,232	(57,953)	(64,185)	(110.8)
Non-interest income	136,045	123,663	12,382	10.0
Investment securities gains (losses), net	9,853	(13,301)	23,154	(174.1)
Non-interest expense	(192,573)	(193,698)	(1,125)	(0.6)
Income taxes	(32,076)	(10,173)	21,903	215.3
Non-controlling interest income (expense)	(2,257)	2,254	4,511	N.M.
Net income attributable to Commerce Bancshares, Inc.	130,972	51,857	79,115	152.6
Preferred stock dividends	—	(2,250)	2,250	(100.0)
Net income available to common shareholders	$130,972	$49,607	81,365	164.0%
N.M. - Not meaningful.

For the quarter ended March 31, 2021, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $131.0 million, an increase of $79.1 million, or 152.6%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.63%, the annualized return on average equity was 15.69%, and the efficiency ratio was 56.37%. Diluted earnings per common share was $1.11 in both the current and previous quarters, and increased 164.3% compared to $.42 per share in the first quarter of 2020.

Compared to the first quarter of last year, net interest income increased $4.7 million, or 2.3%, mainly due to a decline of $16.5 million in interest expense on deposits and borrowings and an increase of $3.7 million in interest income on long-term securities purchased under agreements to resell. These increases to net interest income were partly offset by a decrease of $12.7 million in interest income on loans. The provision for credit losses during the current quarter was a recovery of $6.2 million, reflecting a decrease in the estimate of the allowance for credit losses on loans in the current quarter. As a result, the provision for credit losses in the current quarter was $64.2 million lower than the provision for the first quarter of 2020. Non-interest income increased $12.4 million, or 10.0%, compared to the first quarter of 2020, mainly due to growth in loan fees and sales, trust fees and capital market fees, and a gain on the sale of a branch location. These increases were partly offset by lower net bank card and deposit account fees. Net investment securities gains totaled $9.9 million in the current quarter compared to losses of $13.3 million in the same quarter last year. Net securities gains in the current quarter primarily resulted from $8.4 million in unrealized fair value gains and $1.5 million from the sale of an investment in the Company's private equity investment portfolio. Non-interest expense decreased $1.1 million from the first quarter of 2020 mainly due to lower travel and entertainment expense, higher deferred origination costs and a reduction in impairment expense on mortgage servicing rights, partly offset by higher data processing and software expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2021 vs. 2020
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$9,240	$(7,407)	$1,833
Real estate - construction and land	1,979	(3,422)	(1,443)
Real estate - business	1,737	(5,028)	(3,291)
Real estate - personal	4,112	(3,192)	920
Consumer	(37)	(3,847)	(3,884)
Revolving home equity	(578)	(940)	(1,518)
Consumer credit card	(3,592)	(2,119)	(5,711)
Overdrafts	—	—	—
Total interest on loans	12,861	(25,955)	(13,094)
Loans held for sale	228	(121)	107
Investment securities:
U.S. government and federal agency securities	(398)	772	374
Government-sponsored enterprise obligations	(863)	(240)	(1,103)
State and municipal obligations	5,638	(3,198)	2,440
Mortgage-backed securities	13,515	(17,144)	(3,629)
Asset-backed securities	5,855	(6,452)	(597)
Other securities	1,926	(1,262)	664
Total interest on investment securities	25,673	(27,524)	(1,851)
Federal funds sold and short-term securities purchased under
agreements to resell	(2)	—	(2)
Long-term securities purchased under agreements to resell	—	3,666	3,666
Interest earning deposits with banks	1,864	(2,786)	(922)
Total interest income	40,624	(52,720)	(12,096)
Interest expense:
Deposits:
Savings	103	(89)	14
Interest checking and money market	1,661	(7,881)	(6,220)
Certificates of deposit of less than $100,000	(302)	(1,000)	(1,302)
Certificates of deposit of $100,000 and over	(393)	(3,780)	(4,173)
Total interest on deposits	1,069	(12,750)	(11,681)
Federal funds purchased and securities sold under
agreements to repurchase	162	(4,620)	(4,458)
Other borrowings	(328)	(1)	(329)
Total interest expense	903	(17,371)	(16,468)
Net interest income, tax equivalent basis	$39,721	$(35,349)	$4,372

Net interest income in the first quarter of 2021 was $205.7 million, an increase of $4.7 million over the first quarter of 2020. On a tax equivalent (T/E) basis, net interest income totaled $208.8 million in the first quarter of 2021, up $4.4 million over the same period last year and down $4.2 million from the previous quarter. The increase in net interest income compared to the first quarter of 2020 was mainly due to lower interest expense on interest bearing deposits and borrowings of $16.5 million and higher interest income on long-term securities purchased under agreements to resell of $3.7 million, partly offset by lower interest income on loans (T/E) of $13.1 million. The decrease in interest earned on loans (T/E) was mainly the result of lower yields on all loan products, especially commercial loans, many of which have variable rates. Total interest income on investment securities (T/E) decreased $1.9 million from the first quarter of last year due to a decline in the average rate earned, but growth in average balances largely offset the decline in interest income driven by lower rates. The decrease in expense on interest bearing deposits and borrowings was a result of a decline in the average rate paid. The Company's net yield on earning assets (T/E) was 2.71% in the current quarter compared to 3.33% in the first quarter of 2020.

Total interest income (T/E) decreased $12.1 million from the first quarter of 2020. Interest income on loans (T/E) was $147.4 million during the first quarter of 2021, and decreased $13.1 million, or 8.2%, from the same quarter last year. The decrease in interest income from the same quarter last year was primarily due to a decline of 73 basis points in the average rate earned, partly offset by growth of $1.6 billion, or 11.2%, in average loan balances. Most of the decrease in interest income occurred in the consumer credit card, consumer, business real estate, revolving home equity and construction and land loan categories. Consumer credit card loan interest decreased $5.7 million due to a decline of $118.8 million in average balances, coupled with a 129 basis point decline in the average rate earned. Consumer loan interest declined $3.9 million due to a decrease of 76 basis points in the average rate earned. Business real estate loan interest income fell $3.3 million due to a 64 basis point decrease in the average rate earned, partly offset by higher average balances of $169.3 million, or 5.9%. Revolving home equity loan interest declined $1.5 million due to a decrease of 123 basis points in the average rate earned, coupled with a decline of $50.9 million, or 14.5%, in average balances. Construction and land loan interest decreased $1.4 million due to a decline of 124 basis points in the average rate earned, partly offset by growth in the average balance of $167.9 million. These decreases to interest income (T/E) were partly offset by an increase of $1.8 million in interest income on business loans, due to growth of $1.0 billion, or 18.9%, in average balances, while the average rate earned on these loans declined 41 basis points. The growth in average balances was mainly the result of Paycheck Protection Program (PPP) loans secured for customers as part of the program sponsored by the Small Business Administration (SBA). Personal real estate loan interest grew $920 thousand over same quarter last year due to growth of $435.4 million in average balances, partly offset by a 43 basis point decline in the average rate earned.

Interest income on investment securities (T/E) was $53.5 million during the first quarter of 2021, which was a decrease of $1.9 million from the same quarter last year. The decrease in interest income occurred mainly in interest earned on mortgage-backed securities, which fell $3.6 million due to a 98 basis point decline in the average rate earned, partly offset by an increase of $2.3 billion in the average balance. An adjustment to premium amortization of $4.1 million was recorded in the current quarter to reflect a slowdown in forward prepayment speed estimates on mortgage-backed securities due to rising interest rates during the quarter. This adjustment mostly offset higher premium amortization recorded on these securities during the quarter due to the recent surge in mortgage refinancing. In addition, interest on asset-backed securities declined $597 thousand as a result of a 124 basis point decline in the average rate earned, partly offset by an increase of $902.9 million in the average balance. Interest income on government-sponsored enterprise obligations decreased $1.1 million and resulted from a decline in the average balance of $83.5 million, or 62.2%, and a decrease of 183 basis points in the average rate earned. These decreases to interest income on investment securities (T/E) were partly offset by an increase of $2.4 million in interest earned on state and municipal obligations. This increase was a result of growth in the average balance of $736.0 million, partly offset by a 65 basis point decline in the average rate earned. Interest on U.S. government and federal agency obligations grew $374 thousand mainly due to an increase in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). Interest income related to TIPS, which is tied to the Consumer Price Index, increased $486 thousand over the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $12.6 billion in the first quarter of 2021, compared to $8.5 billion in the first quarter of 2020.

Interest income on long-term securities purchased under agreements to resell increased $3.7 million over the same quarter last year, due to an increase of 178 basis points in the average rate earned, as these assets were structured with floor spreads to protect against falling rates. Of the $850.0 million in securities purchased under agreements to resell held by the Company, $450.0 million of those agreements will mature throughout 2021. Interest income on balances at the Federal Reserve declined $922 thousand mainly due to a 76 basis point decrease in the average rate earned, partly offset by an $878.9 million increase in the average balance invested.

The average tax equivalent yield on total interest earning assets was 2.76% in the first quarter of 2021, down from 3.66% in the first quarter of 2020.

Total interest expense decreased $16.5 million compared to the first quarter of 2020 due to a $11.7 million decrease in interest expense on interest bearing deposits and a $4.8 million decrease in interest expense on borrowings. The decrease in deposit interest expense resulted mainly from a 36 basis point decline in the overall average rate paid, slightly offset by higher average balances of $2.4 billion. Interest expense on interest checking and money market accounts declined $6.2 million, due to a 24 basis point decrease in the average rate paid, slightly offset by higher average balances of $2.2 billion. Interest expense on certificates of deposit declined $5.5 million due to a 111 basis point decrease in the average rate paid. Interest expense on borrowings decreased due to lower rates paid, mainly on customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .09% and .52% in the first quarters of 2021 and 2020, respectively.
Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	% change
Bank card transaction fees	$37,695	$40,200	$(2,505)	(6.2)%
Trust fees	44,127	39,965	4,162	10.4
Deposit account charges and other fees	22,575	23,677	(1,102)	(4.7)
Capital market fees	4,981	3,790	1,191	31.4
Consumer brokerage services	4,081	4,077	4.1
Loan fees and sales	10,184	3,235	6,949	214.8
Other	12,402	8,719	3,683	42.2
Total non-interest income	$136,045	$123,663	$12,382	10.0%
Non-interest income as a % of total revenue*	39.8%	38.1%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31
(Dollars in thousands)	2021	2020	% change
Net debit card fees	$9,367	$9,322.5%
Net credit card fees	3,421	3,487	(1.9)
Net merchant fees	4,614	4,388	5.2
Net corporate card fees	20,293	23,003	(11.8)
Total bank card transaction fees	$37,695	$40,200	(6.2)%

For the first quarter of 2021, total non-interest income amounted to $136.0 million compared to $123.7 million in the same quarter last year, which was an increase of $12.4 million, or 10.0%. The increase was mainly due to higher loan fees and sales, trust fees, capital market fees and other non-interest income, partly offset by lower net bank card fees and deposit account fees. Bank card transaction fees for the current quarter declined $2.5 million, or 6.2%, from the same period last year, mostly due to lower net corporate card fees of $2.7 million, partly offset by higher net merchant fees of $226 thousand. The decline in net corporate card fees from the same quarter last year was mainly due to lower fee income, partly offset by lower rewards expense. The growth in net merchant fees was mainly due to higher discount fees, partly offset by higher interchange expense. Trust fees for the quarter increased $4.2 million, or 10.4%, over the same quarter last year, resulting from higher private client and institutional trust fee income, which were up 11.4% and 6.1%, respectively. Compared to the same period last year, deposit account fees decreased $1.1 million, or 4.7%, mainly due to lower overdraft and return item fees, partly offset by an increase in corporate cash management fees. Capital market fees increased $1.2 million, or 31.4%, while loan fees and sales increased $6.9 million due to higher mortgage banking revenue. Other non-interest income increased $3.7 million, or 42.2%, mainly due gains of $2.4 million recorded in the current quarter on the sale of a branch location and growth of $1.2 million in interest rate swap fees. Fair value adjustments on the Company's deferred compensation plan assets, which are held in a trust and recorded as both an asset and liability, increased $3.4 million over the same quarter last year, affecting both other income and other expense. These increases were partly offset by a decline of $2.8 million in cash sweep commissions.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2021	2020
Net gains on sales of equity securities	$—	$2
Net gains (losses) on sales and fair value adjustments of private equity investments	9,888	(13,008)
Fair value adjustments on equity securities, net	(35)	(295)
Total investment securities gains (losses), net	$9,853	$(13,301)

Net gains and losses on investment securities, which were recognized in earnings during the three months ended March 31, 2021 and 2020, are shown in the table above. Net securities gains of $9.9 million were reported in the first quarter of 2021, compared to net losses of $13.3 million in the same period last year. The net gains in the first quarter of 2021 were primarily comprised of a net gain of $1.5 million on the sale of a private equity investment and $8.4 million of net gains in fair value on the Company’s private equity investments. The net losses on investment securities for the same quarter last year were mainly comprised of $295 thousand of net losses in fair value on equity investments and $13.0 million of net losses in fair value on the Company’s private equity investments, as the economic conditions resulting from the COVID-19 pandemic negatively impacted investment valuations. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $2.0 million during the first three months of 2021 and income of $2.5 million during the first three months of 2020.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	% change
Salaries and employee benefits	$129,033	$128,937	$96.1%
Net occupancy	12,021	11,748	273	2.3
Equipment	4,353	4,821	(468)	(9.7)
Supplies and communication	4,125	4,658	(533)	(11.4)
Data processing and software	25,463	23,555	1,908	8.1
Marketing	5,158	5,979	(821)	(13.7)
Other	12,420	14,000	(1,580)	(11.3)
Total non-interest expense	$192,573	$193,698	$(1,125)	(.6)%

Non-interest expense for the first quarter of 2021 amounted to $192.6 million, a decrease of $1.1 million, or .6%, compared to expense of $193.7 million in the first quarter of last year. The decrease in expense was due to lower expenses in most areas, particularly in travel and entertainment expense, partly offset by higher costs for data processing and software. Salaries expense increased $1.9 million, or 1.8%, driven by growth in incentive compensation, partly offset by a decline in full-time salary costs. Employee benefits expense totaled $21.7 million, reflecting a decrease of $1.8 million, or 7.6%, mainly as a result of lower healthcare expense. Full-time equivalent employees totaled 4,619 at March 31, 2021, compared to 4,854 at March 31, 2020. Supplies and communication expense declined $533 thousand, or 11.4%, due to lower supplies and postage expense, and equipment expense declined $468 thousand, or 9.7%. Data processing and software expense increased $1.9 million, or 8.1%, which reflects a continuing investment in technology, while marketing expense declined $821 thousand, or 13.7%. Other non-interest expense decreased $1.6 million, or 11.3% mainly due to a lower travel and entertainment expense of $2.0 million, higher deferred origination costs of $1.1 million, and a $2.1 million reduction in impairment expense on mortgage servicing rights. These decreases were partly offset by the previously mentioned fair value equity adjustments of $3.4 million on the Company's deferred compensation plan assets.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$220,834	$236,360	$160,682
Adoption of ASU 2016-13	—	—	(21,039)
Balance at beginning of period	$220,834	$236,360	$139,643
Provision for credit losses on loans	(10,355)	(7,510)	42,868
Net loan charge-offs (recoveries):
Commercial:
Business	(4)	581	(373)
Real estate-construction and land	1	(2)	—
Real estate-business	20	(7)	(21)
Commercial net loan charge-offs (recoveries)	17	572	(394)
Personal Banking:
Real estate-personal	15	(18)	(4)
Consumer	763	1,160	1,711
Revolving home equity	23	(8)	(38)
Consumer credit card	8,981	5,975	9,157
Overdrafts	153	335	426
Personal banking net loan charge-offs	9,935	7,444	11,252
Total net loan charge-offs	9,952	8,016	10,858
Balance at end of period	$200,527	$220,834	$171,653
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$38,307	$35,200	$1,075
Adoption of ASU 2016-13	—	—	16,090
Balance at beginning of period	38,307	35,200	17,165
Provision for credit losses on unfunded lending commitments	4,123	3,107	15,085
Balance at end of period	42,430	38,307	32,250
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$242,957	$259,141	$203,903

	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	—%	.04%	(.03)%
Real estate-construction and land	—	—	—
Real estate-business	—	—	—
Commercial net loan charge-offs (recoveries)	—	.02	(.02)
Personal Banking:
Real estate-personal	—	—	—
Consumer	.16	.23	.35
Revolving home equity	.03	(.01)	(.04)
Consumer credit card	5.98	3.72	5.06
Overdrafts	17.50	35.43	42.37
Personal banking net loan charge-offs	.71	.52	.83
Total annualized net loan charge-offs	.25%	.19%	.30%
    * as a percentage of average loans (excluding loans held for sale)

The Company has an established process to determine the amount of the allowance for credit losses on loans and the liability for unfunded lending commitments, which assesses the risks and losses expected in its portfolios. This process provides an allowance based on estimates of allowances for pools of loans and unfunded lending commitments, as well as a second, smaller component based on certain individually evaluated loans and unfunded lending commitments. The Company's policies and processes for determining the allowance for credit losses on loans and the liability for unfunded lending commitments are discussed in Note 1 to the consolidated financial statements and in the "Allowance for Credit Losses" discussion within Critical Accounting Policies in Item 7 of the 2020 Annual Report on Form 10-K.

Net loan charge-offs in the first quarter of 2021 amounted to $10.0 million, compared to $8.0 million in the prior quarter and $10.9 million in the first quarter of last year. During the first quarter of 2021, the Company recorded net charge-offs on commercial loans of $17 thousand, compared to net charge-offs of $572 thousand in the prior quarter. The decrease in commercial loan net charge-offs was primarily driven by a $585 thousand decrease in net charge-offs on business loans this quarter, compared to the prior quarter. In addition to the decrease in commercial net loan charge-offs, net charge-offs on consumer loans decreased $397 thousand in the first quarter of 2021 compared to the prior quarter. These decreases were offset by an increase of $3.0 million in net charge-offs on consumer credit card loans in the first quarter of 2021 compared to the prior quarter. The increase in consumer credit card net charge-offs compared to prior quarter was a result of a COVID-related relief program offered during 2020 that caused the past due and charge-off process on some loans to not advance for several months. As the short-term relief expired, those loans progressed into past due stages during the fourth quarter of 2020 and were ultimately charged-off during the first quarter of 2021. Compared to the same period last year, net loan charge-offs in the first quarter of 2021 decreased $906 thousand. The decrease in net charge-offs during the first quarter of 2021 compared to the same quarter last year was driven by lower net charge-offs on consumer, overdraft, and consumer credit card loans of $948 thousand, $273 thousand, and $176 thousand, respectively, partly offset by lower net recoveries on business loans of $369 thousand.

For the three months ended March 31, 2021, annualized net charge-offs on average consumer credit card loans totaled 5.98%, compared to 3.72% in the previous quarter and 5.06% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .16%, compared to .23% in the prior quarter and .35% in the same period last year. In the first quarter of 2021, total annualized net loan charge-offs were .25%, compared to .19% in the previous quarter, and .30% in the same period last year.

In the current quarter, the provision for credit losses on loans was a recovery of $10.4 million, which was a $2.8 million increase from the recovery on the provision of $7.5 million in the prior quarter. The provision for credit losses on loans in the current quarter decreased $53.2 million compared to the provision expense in the first quarter of 2020. The continued recovery of the provision for credit losses on loans is the result of an improved forecast coupled with lower than projected net charge-offs. The allowance for credit losses significantly increased during the first half of 2020 due to the pandemic-induced recession. The economic forecast utilized in the first half of 2020 captured extreme uncertainty with high unemployment rates, but through various governmental stimulus programs, improvements in the public health crisis due to the development and increasing availability of a COVID-19 vaccine, the projected net charge-offs were not realized and the economic forecast improved, thus allowing the release of the allowance for credit losses during the fourth quarter of 2020 and the first quarter of 2021.

In the current quarter, the provision for credit losses on unfunded lending commitments totaled $4.1 million, a $1.0 million increase over the provision of $3.1 million in the prior quarter, and decreased $11.0 million compared to the first quarter of 2020.

For the quarter ended March 31, 2021, the allowance for credit losses on loans decreased $20.3 million, compared to the allowance for credit losses on loans as of December 31, 2020. The decrease was primarily due to the improved economic forecast. The allowance for credit losses on consumer credit card loans decreased $14.5 million as a result of the improved economic forecast combined with lower loan balances and lower than expected net charge-offs. Additionally, the allowance for credit losses related to personal banking loans, excluding consumer credit card loans, decreased $3.9 million, while the allowance for credit losses on commercial loans decreased $1.9 million. While the forecast continued to improve, the allowance considers the uncertainty of future potential COVID-19 disruptions on both the consumer and commercial portfolios.

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

At March 31, 2021, the allowance for credit losses on loans amounted to $200.5 million, compared to $220.8 million at December 31, 2020, and was 1.22% and 1.35% of total loans at March 31, 2021 and December 31, 2020, respectively. The Company considers the allowance for credit losses and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at March 31, 2021.

Risk Elements of Loan Portfolio
The following table presents non-performing assets and loans which are past due 90 days and still accruing interest. Non-performing assets include non-accruing loans and foreclosed real estate. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Loans that are 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection, or they are personal banking loans that are exempt under regulatory rules from being classified as non-accrual. During 2020, Section 4013 of the CARES Act was signed into law and provided financial institutions the option to suspend the requirement to categorize modifications related to the COVID-19 pandemic as troubled debt restructurings. The 2021 Consolidated Appropriations Act signed on December 27, 2020 extends this temporary suspension through January 1, 2022. The Company follows the guidance under the CARES Act when determining if a customer's modification is subject to troubled debt restructuring classification. Refer to Note 2 for additional information.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-accrual loans	$23,506	$26,540
Foreclosed real estate	208	93
Total non-performing assets	$23,714	$26,633
Non-performing assets as a percentage of total loans	.14%	.16%
Non-performing assets as a percentage of total assets	.07%	.08%
Total loans past due 90 days and still accruing interest	$21,512	$22,190

Non-accrual loans totaled $23.5 million at March 31, 2021, a decrease of $3.0 million from the balance at December 31, 2020. The decrease occurred mainly in business loans which decreased $2.3 million. At March 31, 2021, non-accrual loans were comprised mainly of business (86.0%), personal real estate (7.3%), and business real estate (6.7%) loans. Foreclosed real estate totaled $208 thousand at March 31, 2021, an increase of $115 thousand when compared to December 31, 2020. Total loans past due 90 days or more and still accruing interest were $21.5 million as of March 31, 2021, a decrease of $678 thousand from December 31, 2020. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $429.1 million at March 31, 2021 compared with $361.8 million at December 31, 2020, resulting in an increase of $67.4 million, or 18.6%.

(In thousands)	March 31, 2021	December 31, 2020
Potential problem loans:
Business	$114,656	$133,039
Real estate – construction and land	38,586	29,378
Real estate – business	275,204	198,666
Real estate – personal	661	670
Total potential problem loans	$429,107	$361,753

At March 31, 2021, the Company had $139.6 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $118.5 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.5% of total loans outstanding at March 31, 2021. The largest component of construction and land loans was commercial construction, which increased $50.1 million during the three months ended March 31, 2021. At March 31, 2021, multi-family residential construction loans totaled approximately $218.9 million, or 24.9%, of the commercial construction loan portfolio, compared to $238.0 million, or 28.8%, at December 31, 2020.

(Dollars in thousands)	March 31, 2021	% of Total	% of Total Loans	December 31, 2020	% of Total	% of Total Loans
Commercial construction	$877,636	81.8%	5.4%	$827,546	81.0%	5.1%
Residential construction	97,091	9.0	.5	94,729	9.3	.6
Residential land and land development	56,463	5.3	.3	59,299	5.8	.4
Commercial land and land development	41,846	3.9	.3	40,021	3.9	.2
Total real estate - construction and land loans	$1,073,036	100.0%	6.5%	$1,021,595	100.0%	6.3%

Real Estate – Business Loans
Total business real estate loans were $3.0 billion at March 31, 2021 and comprised 18.4% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2021, 36.9% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	March 31, 2021	% of Total	% of Total Loans	December 31, 2020	% of Total	% of Total Loans
Owner-occupied	$1,113,863	36.9%	6.8%	$1,145,862	37.9%	7.0%
Office	388,519	12.9	2.4	385,392	12.7	2.4
Multi-family	362,846	12.0	2.2	301,161	10.0	1.8
Retail	341,857	11.3	2.1	349,461	11.5	2.1
Hotels	269,929	8.9	1.6	271,189	9.0	1.7
Senior living	171,982	5.7	1.0	195,800	6.5	1.2
Farm	168,219	5.6	1.0	169,692	5.6	1.0
Industrial	72,097	2.4	.4	78,341	2.6	.5
Other	127,930	4.3	.9	129,219	4.2	.8
Total real estate - business loans	$3,017,242	100.0%	18.4%	$3,026,117	100.0%	18.5%

Revolving Home Equity Loans
The Company had $285.3 million in revolving home equity loans at March 31, 2021 that were generally collateralized by residential real estate. Most of these loans (93.1%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2021, the outstanding principal of loans with an original LTV higher than 80% was $29.0 million, or 10.2% of the portfolio, compared to $32.1 million as of December 31, 2020. Total revolving home equity loan balances over 30 days past due were $2.3 million at

March 31, 2021 compared to $2.0 million at December 31, 2020, and there were no revolving home equity loans on non-accrual status at March 31, 2021 or December 31, 2020. The weighted average FICO score for the total current portfolio balance is 792. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2021 through 2023, approximately 15.1% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 91% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 44% of the consumer loan portfolio at March 31, 2021, and outstanding balances for auto loans were $871.7 million and $879.9 million at March 31, 2021 and December 31, 2020, respectively. The balances over 30 days past due amounted to $5.5 million at March 31, 2021 compared to $9.2 million at December 31, 2020, and comprised .6% and 1.0% of the outstanding balances of these loans at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021, $106.2 million of new auto loans were originated, compared to $100.0 million during the first three months of 2020.  At March 31, 2021, the automobile loan portfolio had a weighted average FICO score of 757, and net charge-offs on auto loans were .20% of average auto loans at March 31, 2021.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 12% of the consumer loan portfolio at March 31, 2021. Losses on these loans have historically been low, and the Company saw a small recovery in 2021. Private banking loans comprised 26% of the consumer loan portfolio at March 31, 2021. The Company's private banking loans are generally well-collateralized and at March 31, 2021 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $345 thousand in the first three months of 2021 and were .17% of the average balances of these loans at March 31, 2021.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2021 of $593.8 million in consumer credit card loans outstanding, approximately $99.4 million, or 16.7%, carried a low promotional rate. Within the next six months, $30.0 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $194.6 million, or 1.2% of total loans at March 31, 2021, an increase of $15.9 million from year end 2020, as shown in the table below.

(In thousands)	March 31, 2021	December 31, 2020	Unfunded commitments at March 31, 2021
Extraction	$144,790	$133,866	$66,543
Mid-stream shipping and storage	17,064	15,634	81,687
Support activities	17,022	10,864	15,089
Downstream distribution and refining	15,707	18,365	26,592
Total energy lending portfolio	$194,583	$178,729	$189,911

Information about the credit quality of the Company's energy lending portfolio as of March 31, 2021 and December 31, 2020 is provided in the table below.

(Dollars in thousands)	March 31, 2021	% of Energy Lending	December 31, 2020	% of Energy Lending
Pass	$146,547	75.3%	$126,380	70.7%
Special mention	18,518	9.5	17,978	10.1
Substandard	26,881	13.8	31,676	17.7
Non-accrual	2,637	1.4	2,695	1.5
Total	$194,583	100.0%	$178,729	100.0%

Energy lending balances classified as substandard and non-accrual represented 13.8% and 1.4% respectively, of total energy lending loan balances at March 31, 2021. The Company saw a small recovery on energy loans during the three months ended March 31, 2021. The Company recorded $15 thousand of net loan charge-offs on energy loans for the year ended December 31, 2020.

Pandemic-Sensitive Industry Lending
As a result of the ongoing COVID-19 global pandemic, the United States economy is currently in an unprecedented state of uncertainty. While nearly every industry has been impacted to some degree by business disruptions, the Company identified the following industries and lending exposures, excluding PPP loans, within its loan portfolio at March 31, 2021 and December 31, 2020.

(In thousands)	March 31, 2021	% of Loan Portfolio at March 31, 2021	December 31, 2020	Unfunded commitments at March 31, 2021
Commercial real estate - retail	$387,753	2.6%	$386,939	$11,694
Hotels	308,968	2.1	302,606	31,294
Senior living	306,749	2.0	310,771	90,088
Energy	185,889	1.2	172,533	198,605
Retail stores	118,400.8		111,126	195,873
Restaurants	63,552.4		67,247	81,174
Total	$1,371,311	9.1%	$1,351,222	$608,728

Due to the significant deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company saw an increase in loan payment deferral requests through the end of the second quarter of 2020. Loans on active deferral decreased significantly in the third quarter of 2020. A summary of loan balances related to active loan payment deferral requests as of March 31, 2021 are shown in the table below.

(Dollars in thousands)	Number of Payment Deferral Requests (1)	Loan Balance Outstanding at March 31, 2021	% of Loan Class - based on March 31, 2021 Loan Balance
Commercial (2)	8	$116,947	1.1%
Real estate - personal	55	12,246.4
Consumer credit card	18	122	—
Consumer	299	4,127.2
Total	380	$133,442.8%
(1) Excludes deferrals offered through the Company's skip pay program.
(2) Excludes commercial card payment deferral requests.

Active payment deferral requests on commercial loans as of March 31, 2021, categorized by industry, are listed below. All of the loans have been deferred more than 90 days.

(Dollars in thousands)	Number of Payment Deferral Requests	Loan Balance Outstanding at March 31, 2021
Hotels	4	$73,371
Multifamily	1	28,223
Nursing and residential care facilities	1	15,129
Real estate developer/owner	1	212
Restaurants and dining	1	12
Total	8	$116,947

Small Business Lending
During April 2020, in response to the COVID-19 crisis, the federal government created the PPP, sponsored by the Small Business Administration ("SBA"), under the CARES Act. As a participating lender under the program, the Company funded loans of $1.5 billion for 7,618 customers during 2020 (round 1), with a median loan size of $33 thousand. The balance of PPP loans at March 31, 2021 was $1.4 billion, which was an increase of $66.7 million compared to December 31, 2020. The growth in PPP loan balances reflected $331.4 million of loan balances originated during the first quarter of 2021 (round 2), partially offset by a decline of $264.7 million in loan balances from December 31, 2020 (round 1).

The Company understands that the loans are fully guaranteed by the SBA. Therefore, there was no increase in the allowance for credit losses on loans related to these loans as there is no expectation of credit loss. The maximum term of the loans is five years, however, the Company believes that the majority of the loan balances are expected to be forgiven by the SBA. The process of loan forgiveness began during the third quarter of 2020, and the Company believes the majority of loan balances will be forgiven in 2021.

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.0 billion at March 31, 2021 and December 31, 2020. Additional unfunded commitments at March 31, 2021 totaled $1.9 billion.

Income Taxes
Income tax expense was $32.1 million in the first quarter of 2021, compared to $33.1 million in the fourth quarter of 2020 and $10.2 million in the first quarter of 2020. The Company's effective tax rate, including the effect of non-controlling interest, was 19.7% in the first quarter of 2021, compared to 20.3% in the fourth quarter of 2020 and 16.4% in the first quarter of 2020. The effective tax rate in the first quarter has historically been lower than other quarters due to the recognition of share-based excess tax benefits as a reduction to income tax expense. These benefits result from transactions relating to equity award vesting, most of which occur in the first quarter of each year.

Financial Condition

Balance Sheet
Total assets of the Company were $33.3 billion at March 31, 2021 and $32.9 billion at December 31, 2020. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $31.9 billion at March 31, 2021 and $31.3 billion at December 31, 2020, and consisted of 52% in loans and 39% in investment securities at March 31, 2021.

During the first quarter of 2021, average loans totaled $16.3 billion, a decrease of $28.3 million from the prior quarter, and an increase of $1.6 billion, or 11.2%, over the same quarter last year. Period-end loans increased $62.4 million compared to the prior quarter. Compared to the previous quarter, average balances of business, consumer, consumer credit card, and revolving home equity loans declined $47.4 million, $33.7 million, $29.4 million, and $17.5 million, respectively. The period-end balance of PPP loans (included in business loans) increased $66.7 million during the first quarter and totaled $1.4 billion at March 31, 2021. This growth reflected $331.4 million of loan balances originated this quarter, partly offset by a decline of $264.7 million in loan balances from year end. Average PPP loan balances declined $102.3 million compared to the prior quarter. Partially offsetting the declines in average loan balances listed above were increases in the average balances of construction and land and personal real estate loans, which grew $59.1 million and $47.7 million, respectively. Growth in personal real estate loan balances was due to continued strong demand for residential mortgage loans this quarter. During the current quarter, the Company sold certain fixed rate personal real estate loans totaling $177.8 million, compared to $136.0 million in the prior quarter.

Total average available for sale debt securities increased $532.3 million over the previous quarter to $12.7 billion, at fair value. The increase in investment securities was mainly the result of growth in mortgage-backed and asset-backed securities. During the current quarter, purchases of securities totaled $1.3 billion with a weighted average yield of approximately .93%. Maturities and pay downs were $939.6 million. At March 31, 2021, the duration of the investment portfolio was 3.9 years, and maturities and pay downs of approximately $2.3 billion are expected to occur during the next 12 months.

Total average deposits increased $898.6 million this quarter compared to the previous quarter. The increase in deposits resulted from growth in interest checking and money market ($771.7 million) and savings deposits ($98.7 million), partly offset by a decline in certificates of deposit ($134.7 million). Average demand deposits also increased $162.9 million over the previous quarter. Compared to the previous quarter, total average consumer and wealth deposits (including private banking) grew $570.2 million and $305.2 million, respectively, while average commercial deposits declined $49.2 million. The average loans to deposits ratio was 61.79% in the current quarter and 64.05% in the prior quarter. The Company's average borrowings, which includes customer repurchase agreements, were $2.2 billion in the first quarter of 2021 and $2.0 billion in the prior quarter.

Liquidity and Capital Resources

Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2021	March 31, 2020	December 31, 2020
Liquid assets:
Available for sale debt securities	$12,528,203	$8,678,586	$12,449,264
Federal funds sold	500	400	—
Long-term securities purchased under agreements to resell	850,000	850,000	850,000
Balances at the Federal Reserve Bank	2,017,128	474,156	1,747,363
Total	$15,395,831	$10,003,142	$15,046,627

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $500 thousand as of March 31, 2021. Long-term resale agreements, maturing through 2023, totaled $850.0 million at March 31, 2021. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $895.2 million in fair value at March 31, 2021. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.0 billion at March 31, 2021. The fair value of the available for sale debt portfolio was $12.5 billion at March 31, 2021 and included an unrealized net gain of $140.2 million. The total net unrealized gain included net gains of $56.0 million on U.S. government and federal agency obligations, $49.2 million on mortgage-backed and asset-backed securities, and $34.1 million on state and municipal obligations.

Approximately $2.3 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2021	March 31, 2020	December 31, 2020
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$39,586	$44,660	$40,792
FHLB borrowings and letters of credit	4,874	7,072	5,376
Securities sold under agreements to repurchase *	2,170,744	1,662,630	2,322,941
Other deposits and swaps	2,477,132	2,146,632	2,438,628
Total pledged securities	4,692,336	3,860,994	4,807,737
Unpledged and available for pledging	6,490,351	3,459,988	6,310,907
Ineligible for pledging	1,345,516	1,357,604	1,330,620
Total available for sale debt securities, at fair value	$12,528,203	$8,678,586	$12,449,264
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2021, such deposits totaled $25.6 billion and represented 93.5% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.3 billion at March 31, 2021. These accounts are normally considered more volatile and higher costing and comprised 4.6% of total deposits at March 31, 2021.

(In thousands)	March 31, 2021	March 31, 2020	December 31, 2020
Core deposit base:
Non-interest bearing	$11,076,556	$6,952,236	$10,497,598
Interest checking	2,180,434	2,032,642	2,402,272
Savings and money market	12,391,944	10,016,637	12,202,184
Total	$25,648,934	$19,001,515	$25,102,054

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	March 31, 2021	March 31, 2020	December 31, 2020
Borrowings:
Federal funds purchased	$28,490	$18,720	$42,270
Securities sold under agreements to repurchase	1,909,620	1,409,293	2,056,113
FHLB advances	—	750,000	—
Other debt	3,791	6,461	802
Total	$1,941,901	$2,184,474	$2,099,185

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are collateralized by securities in the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.9 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at March 31, 2021.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2021.

	March 31, 2021
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,198,055	$1,140,797	$3,338,852
Letters of credit issued	(127,665)	—	(127,665)
Available for future advances	$2,070,390	$1,140,797	$3,211,187

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $172.5 million during the first three months of 2021, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $201.7 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $327.7 million. Activity in the investment securities portfolio used cash of $247.1 million from purchases (net of sales, maturities and pay downs), while growth in the loan portfolio used cash of $72.5 million. Financing activities provided cash of $298.6 million, largely resulting from an increase in deposits of $512.6 million partially offset by a decrease of $160.3 million in federal funds purchased and securities sold under agreements to repurchase, dividend payments of $30.8 million on common stock, and treasury stock purchases of $25.9 million.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2021 and December 31, 2020, as shown in the following table.

(Dollars in thousands)	March 31, 2021	December 31, 2020	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$21,991,816	$21,516,461
Tier I common risk-based capital	3,025,279	2,950,926
Tier I risk-based capital	3,025,279	2,950,926
Total risk-based capital	3,251,646	3,189,432
Tier I common risk-based capital ratio	13.76%	13.71%	7.00%	6.50%
Tier I risk-based capital ratio	13.76%	13.71%	8.50%	8.00%
Total risk-based capital ratio	14.79%	14.82%	10.50%	10.00%
Tier I leverage ratio	9.38%	9.45%	4.00%	5.00%
*under Prompt Corrective Action requirements

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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the three months ended March 31, 2021, the Company purchased 354,181 shares at an average price of $73.19 in open market purchases and through stock-based compensation transactions. At March 31, 2021, 3,190,398 shares remained available for purchase under the Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.263 per share cash dividend on its common stock in the first quarter of 2021, which was an 2.1% increase compared to its 2020 quarterly dividend.

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

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2021 totaled $13.3 billion (including $4.9 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $440.4 million and $4.5 million, respectively, at March 31, 2021. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $3.0 million at March 31, 2021. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheet. At March 31, 2021, the liability for unfunded commitments totaled $42.4 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

During the third quarter of 2020, the Company signed a $106.6 million agreement with U.S. Capital Development to develop a 280,000 square foot commercial office building in a two building complex in Clayton, Missouri, which is expected to be completed near the end of 2022. As of March 31, 2021, the Company has made payments totaling $25.1 million. While the Company intends to occupy a portion of the office building for executive offices, a 15 year lease agreement has been signed by an anchor tenant to lease approximately 40% of the office building.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first three months of 2021, purchases and sales of tax credits amounted to $19.8 million and $28.1 million, respectively. Fees from sales of tax credits were $1.2 million for the three months ended March 31, 2021, compared to $1.1 million in the same period last year. At March 31, 2021, the Company expected to fund outstanding purchase commitments of $129.8 million during the remainder of 2021.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2021 and 2020.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2021
Net interest income	$77,939	$110,169	$17,457	$205,565	$183	$205,748
Provision for credit losses	(9,901)	(27)	5	(9,923)	16,155	6,232
Non-interest income	38,248	50,728	50,985	139,961	(3,916)	136,045
Investment securities gains, net	—	—	—	—	9,853	9,853
Non-interest expense	(70,504)	(79,281)	(33,043)	(182,828)	(9,745)	(192,573)
Income before income taxes	$35,782	$81,589	$35,404	$152,775	$12,530	$165,305
Three Months Ended March 31, 2020
Net interest income	$78,981	$85,896	$12,959	$177,836	$23,229	$201,065
Provision for credit losses	(11,206)	356	(3)	(10,853)	(47,100)	(57,953)
Non-interest income	34,081	49,887	47,409	131,377	(7,714)	123,663
Investment securities losses, net	—	—	—	—	(13,301)	(13,301)
Non-interest expense	(77,412)	(80,820)	(31,769)	(190,001)	(3,697)	(193,698)
Income before income taxes	$24,444	$55,319	$28,596	$108,359	$(48,583)	$59,776
Increase in income before income taxes:
Amount	$11,338	$26,270	$6,808	$44,416	$61,113	$105,529
Percent	46.4%	47.5%	23.8%	41.0%	125.8%	176.5%
Consumer
For the three months ended March 31, 2021, income before income taxes for the Consumer segment increased $11.3 million, or 46.4%, compared to the first three months of 2020. This increase in income before income taxes was mainly due to growth in non-interest income of $4.2 million, or 12.2%, lower non-interest expense of $6.9 million, or 8.9%, and a decrease in the provision for credit losses of $1.3 million. These increases to income were partly offset by lower net-interest income of $1.0 million, or 1.3%. Net interest income decreased due to an $8.3 million decrease to loan interest income, partly offset by a $2.8 million increase in net allocated funding credits and a $4.5 million decrease in deposit interest expense. Non-interest income increased mainly due to growth in mortgage banking revenue, partly offset by a decrease in deposit account fees (mainly overdraft and return item fees). Non-interest expense decreased from the same period in the previous year due to lower salaries expense, lower allocated service and support costs (mainly bank card servicing, mortgage operations, information technology and online banking), and a reduction in impairment expense on mortgage servicing rights. The provision for credit losses totaled $9.9 million, a $1.3 million decrease from the first three months of 2020, mainly due to lower personal, overdraft, and credit card loan net charge-offs.

Commercial
For the three months ended March 31, 2021, income before income taxes for the Commercial segment increased $26.3 million, or 47.5%, compared to the same period in the previous year. This increase was mainly due to higher net interest income. Net interest income increased $24.3 million, or 28.3%, due to a $25.4 million increase in net allocated funding credits and a decrease in deposit and borrowings interest expense of $9.5 million. These increases to income were partly offset by a

$10.5 million decrease in loan interest income. Non-interest income increased $841 thousand, or 1.7%, over the previous year mainly due to higher capital market, interest rate swap and deposit account fees (mainly corporate cash management fees). These increases were partly offset by a decline in net corporate card fees (driven by lower transaction volume) and cash sweep commissions. Non-interest expense decreased $1.5 million, or 1.9%, mainly due to higher deferred origination costs, lower travel and entertainment expense and lower allocated support costs (mainly information technology and commercial payments). These decreases were partly offset by higher incentive compensation expense. The provision for credit losses increased $383 thousand over the same period last year, mainly due to net recoveries recorded on lease loans in the prior year, partly offset by lower net charge-offs on commercial card loans.

Wealth
Wealth segment pre-tax profitability for the three months ended March 31, 2021 increased $6.8 million, or 23.8%, over the same period in the previous year. Net interest income increased $4.5 million, or 34.7%, mainly due to a $4.8 million increase in net allocated funding credits and lower deposit interest expense of $1.5 million, partly offset by a $1.8 million decrease in loan interest income. Non-interest income increased $3.6 million, or 7.5%, over the prior year largely due to higher trust fees (mainly private client trust fees) and mortgage banking revenue, partly offset by lower cash sweep commissions. Non-interest expense increased $1.3 million, or 4.0%, mainly due to a miscellaneous recovery recorded in the prior year, coupled with higher salaries and benefits expense and allocated servicing and support costs (mainly mortgage operations and online banking). These increases were partly offset by lower travel and entertainment expense. The provision for credit losses decreased $8 thousand from the same period last year due to net recoveries on overdrafts and revolving home equity loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $61.1 million. This increase was partly due to higher non-interest income of $3.8 million, partly offset by lower net interest income of $23.0 million and an increase in non-interest expense of $6.0 million. Unallocated securities gains were $9.9 million in the first three months of 2021 compared to losses of $13.3 million in 2020. Also, the unallocated provision for credit losses decreased $63.3 million, as the provision was $20.3 million less than net charge-offs in the first three months of 2021, while the provision was $32.0 million in excess of net charge-offs during the first three months of 2020. Net charge-offs are allocated to the segments when incurred for management reporting purposes. Additionally, the Company's provision for credit losses on unfunded lending commitments, which is not allocated to the segments for management reporting, was $4.1 million for the three months ended March 31, 2021.

Impact of Recently Issued Accounting Standards

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

Reference Rate Reform The FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting", in March 2020, and has been followed by additional clarifying guidance related to derivatives that are modified as a result of reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if they reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Further, the guidance applies to derivative instruments that are affected by the discounting transition. The expedients and exceptions provided by the new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022. The guidance is effective as of March 12, 2020 through December 31, 2022, and the Company is in the process of evaluating and applying, as applicable, the optional expedients and exceptions for eligible contracts and transaction available through December 31, 2022.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2021 and 2020

	First Quarter 2021			First Quarter 2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,532,921	$49,698	3.09%	$5,493,657	$47,865	3.50%
Real estate — construction and land	1,091,969	9,542	3.54	924,086	10,985	4.78
Real estate — business	3,022,979	26,244	3.52	2,853,632	29,535	4.16
Real estate — personal	2,826,112	23,698	3.40	2,390,716	22,778	3.83
Consumer	1,947,322	19,304	4.02	1,950,491	23,188	4.78
Revolving home equity	299,371	2,495	3.38	350,256	4,013	4.61
Consumer credit card	608,747	16,466	10.97	727,569	22,177	12.26
Overdrafts	3,546	—	—	4,044	—	—
Total loans	16,332,967	147,447	3.66	14,694,451	160,541	4.39
Loans held for sale	35,814	304	3.44	12,875	197	6.15
Investment securities:
U.S. government and federal agency obligations	725,367	4,542	2.54	802,556	4,168	2.09
Government-sponsored enterprise obligations	50,801	295	2.36	134,296	1,398	4.19
State and municipal obligations(A)	1,958,637	11,883	2.46	1,222,595	9,443	3.11
Mortgage-backed securities	6,998,521	23,999	1.39	4,685,782	27,628	2.37
Asset-backed securities	2,085,491	7,127	1.39	1,182,556	7,724	2.63
Other debt securities	570,115	3,020	2.15	321,733	2,355	2.94
Trading debt securities(A)	32,320	86	1.08	34,055	213	2.52
Equity securities(A)	4,321	528	49.56	4,273	497	46.78
Other securities(A)	154,030	1,997	5.26	144,096	1,902	5.31
Total investment securities	12,579,603	53,477	1.72	8,531,942	55,328	2.61
Federal funds sold and short-term securities
purchased under agreements to resell	7	—	—	326	2	2.47
Long-term securities purchased
under agreements to resell	849,999	11,128	5.31	850,000	7,462	3.53
Interest earning deposits with banks	1,480,331	370.10		601,420	1,292.86
Total interest earning assets	31,278,721	212,726	2.76	24,691,014	224,822	3.66
Allowance for credit losses on loans	(220,512)			(139,482)
Unrealized gain on debt securities	283,511			191,275
Cash and due from banks	354,569			370,368
Premises and equipment, net	401,230			392,263
Other assets	552,306			605,833
Total assets	$32,649,825			$26,111,271
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,333,177	277.08		$952,709	263.11
Interest checking and money market	12,970,629	1,826.06		10,777,400	8,046.30
Certificates of deposit of less than $100,000	516,728	473.37		622,840	1,775	1.15
Certificates of deposit of $100,000 and over	1,230,075	1,062.35		1,299,443	5,235	1.62
Total interest bearing deposits	16,050,609	3,638.09		13,652,392	15,319.45
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	2,166,072	312.06		1,990,051	4,770.96
Other borrowings	831	2.98		161,698	331.82
Total borrowings	2,166,903	314.06		2,151,749	5,101.95
Total interest bearing liabilities	18,217,512	3,952.09%		15,804,141	20,420.52%
Non-interest bearing deposits	10,438,637			6,615,108
Other liabilities	608,212			466,980
Equity	3,385,464			3,225,042
Total liabilities and equity	$32,649,825			$26,111,271
Net interest margin (T/E)		$208,774			$204,402
Net yield on interest earning assets			2.71%			3.33%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest income sensitivity to movement in interest rates. The Company performs monthly simulations that model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2020 Annual Report on Form 10-K.

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

Simulation A	March 31, 2021			December 31, 2020
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$73.6	9.46%	$(558.6)	$85.4	11.47%	$(560.6)
200 basis points rising	59.8	7.68	(387.8)	69.5	9.33	(392.5)
100 basis points rising	32.6	4.19	(200.5)	38.9	5.23	(204.7)

Simulation B	March 31, 2021			December 31, 2020
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$41.6	5.34%	$(1,847.4)	$57.5	7.73%	$(1,940.3)
200 basis points rising	31.2	4.01	(1,686.5)	45.3	6.09	(1,782.8)
100 basis points rising	7.9	1.01	(1,517.6)	18.9	2.54	(1,614.7)

Under Simulation A, in the three rising rate scenarios, interest rate risk is less asset sensitive than the previous quarter, which primarily resulted from the addition of PPP loans to the simulation in the current quarter. In the previous quarter, PPP loans were not included in the simulation and contributed to higher deposit balances at the Federal Reserve. For the quarter ended March 31, 2021, the addition of the PPP loans to the simulation extended the maturity of the portfolio, causing the assets in the simulation to reprice more gradually, which resulted in a smaller increase in interest income. The Company did not model a 100 basis point falling scenario due to the already low interest rate environment.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 - 31, 2021	57,637	$69.05	57,637	3,486,942
February 1 - 28, 2021	184,645	$72.01	184,645	3,302,297
March 1 - 31, 2021	111,899	$77.27	111,899	3,190,398
Total	354,181	$73.19	354,181	3,190,398

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in November 2019 of 5,000,000 shares, 3,190,398 shares remained available for purchase at March 31, 2021.

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

Date: May 6, 2021

By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
(Chief Accounting Officer)

Date: May 6, 2021