Form 10-Q
period 2021-06-30
COMMERCE BANCSHARES INC /MO/
filed 2021-08-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended June 30, 2021

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 3, 2021, the registrant had outstanding 116,804,211 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
ASSETS
Loans	$15,640,264	$16,329,641
Allowance for credit losses on loans	(172,395)	(220,834)
Net loans	15,467,869	16,108,807
Loans held for sale (including $17,374,000 and $39,396,000 of residential mortgage loans carried at fair value at June 30, 2021 and December 31, 2020, respectively)	23,697	45,089
Investment securities:
Available for sale debt, at fair value (amortized cost of $13,077,042,000 and $12,097,533,000 and
allowance for credit losses of $— at June 30, 2021 and December 31, 2020, respectively)	13,291,506	12,449,264
Trading debt	29,002	35,321
Equity	8,678	4,363
Other	176,439	156,745
Total investment securities	13,505,625	12,645,693
Federal funds sold and short-term securities purchased under agreements to resell	5,945	—
Long-term securities purchased under agreements to resell	1,300,000	850,000
Interest earning deposits with banks	2,161,644	1,747,363
Cash and due from banks	358,122	437,563
Premises and equipment – net	371,989	371,083
Goodwill	138,921	138,921
Other intangible assets – net	14,148	11,207
Other assets	508,202	567,248
Total assets	$33,856,162	$32,922,974
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$11,085,286	$10,497,598
Savings, interest checking and money market	14,654,696	14,604,456
Certificates of deposit of less than $100,000	478,838	529,802
Certificates of deposit of $100,000 and over	1,267,417	1,314,889
Total deposits	27,486,237	26,946,745
Federal funds purchased and securities sold under agreements to repurchase	2,318,228	2,098,383
Other borrowings	2,194	802
Other liabilities	555,673	477,072
Total liabilities	30,362,332	29,523,002
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 140,000,000; issued 117,870,372 shares	589,352	589,352
Capital surplus	2,424,157	2,436,288
Retained earnings	304,739	73,000
Treasury stock of 742,784 shares at June 30, 2021
and 497,413 shares at December 31, 2020, at cost	(53,018)	(32,970)
Accumulated other comprehensive income	220,390	331,377
Total Commerce Bancshares, Inc. stockholders' equity	3,485,620	3,397,047
Non-controlling interest	8,210	2,925
Total equity	3,493,830	3,399,972
Total liabilities and equity	$33,856,162	$32,922,974
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2021	2020	2021	2020
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$144,584	$151,545	$290,922	$310,692
Interest and fees on loans held for sale	245	127	549	324
Interest on investment securities	55,143	50,472	106,700	103,857
Interest on federal funds sold and short-term securities purchased under
agreements to resell	2	—	2	2
Interest on long-term securities purchased under agreements to resell	10,416	10,736	21,544	18,198
Interest on deposits with banks	743	443	1,113	1,735
Total interest income	211,133	213,323	420,830	434,808
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	1,844	3,977	3,947	12,286
Certificates of deposit of less than $100,000	327	1,393	800	3,168
Certificates of deposit of $100,000 and over	661	3,610	1,723	8,845
Interest on federal funds purchased and securities sold under
agreements to repurchase	320	585	632	5,355
Interest on other borrowings	(1)	701	(2)	1,032
Total interest expense	3,151	10,266	7,100	30,686
Net interest income	207,982	203,057	413,730	404,122
Provision for credit losses	(45,655)	80,539	(51,887)	138,492
Net interest income after credit losses	253,637	122,518	465,617	265,630
NON-INTEREST INCOME
Bank card transaction fees	42,608	33,745	80,303	73,945
Trust fees	46,257	37,942	90,384	77,907
Deposit account charges and other fees	23,988	22,279	46,563	45,956
Capital market fees	3,327	3,772	8,308	7,562
Consumer brokerage services	4,503	3,011	8,584	7,088
Loan fees and sales	7,446	4,649	17,630	7,884
Other	11,014	12,117	23,416	20,836
Total non-interest income	139,143	117,515	275,188	241,178
INVESTMENT SECURITIES GAINS (LOSSES), NET	16,804	(4,129)	26,657	(17,430)
NON-INTEREST EXPENSE
Salaries and employee benefits	130,751	126,759	259,784	255,696
Net occupancy	11,527	11,269	23,548	23,017
Equipment	4,605	4,755	8,958	9,576
Supplies and communication	4,033	4,427	8,158	9,085
Data processing and software	24,954	23,837	50,417	47,392
Marketing	5,680	3,801	10,838	9,780
Other	16,576	12,664	28,996	26,664
Total non-interest expense	198,126	187,512	390,699	381,210
Income before income taxes	211,458	48,392	376,763	108,168
Less income taxes	45,209	9,661	77,285	19,834
Net income	166,249	38,731	299,478	88,334
Less non-controlling interest expense (income)	3,923	(1,132)	6,180	(3,386)
Net income attributable to Commerce Bancshares, Inc.	162,326	39,863	293,298	91,720
Less preferred stock dividends	—	2,250	—	4,500
Net income available to common shareholders	$162,326	$37,613	$293,298	$87,220
Net income per common share — basic	$1.38	$.32	$2.50	$.74
Net income per common share — diluted	$1.38	$.32	$2.49	$.74
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
	(Unaudited)
Net income	$166,249	$38,731	$299,478	$88,334
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale debt securities	55,725	86,462	(102,951)	165,134
Pension loss amortization	438	355	875	711
Unrealized gains (losses) on cash flow hedge derivatives	(4,525)	9,308	(8,911)	72,972
Other comprehensive income (loss)	51,638	96,125	(110,987)	238,817
Comprehensive income	217,887	134,856	188,491	327,151
Less non-controlling interest expense (income)	3,923	(1,132)	6,180	(3,386)
Comprehensive income attributable to Commerce Bancshares, Inc.	$213,964	$135,988	$182,311	$330,537
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended June 30, 2021 and 2020

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance March 31, 2021	$—	$589,352	$2,420,393	$173,173	$(39,080)	$168,752	$4,795	$3,317,385
Net income				162,326			3,923	166,249
Other comprehensive loss						51,638		51,638
Distributions to non-controlling interest							(508)	(508)
Purchases of treasury stock					(13,964)			(13,964)
Issuance of stock under purchase and equity compensation plans			(26)		26			—
Stock-based compensation			3,790					3,790
Cash dividends paid on common stock ($0.263 per share)				(30,760)				(30,760)
Balance June 30, 2021	$—	$589,352	$2,424,157	$304,739	$(53,018)	$220,390	$8,210	$3,493,830
Balance March 31, 2020	$144,784	$563,978	$2,133,623	$224,643	$(69,149)	$253,136	$1,449	$3,252,464
Net income				39,863			(1,132)	38,731
Other comprehensive income						96,125		96,125
Distributions to non-controlling interest							(15)	(15)
Purchases of treasury stock					(448)			(448)
Issuance of stock under purchase and equity compensation plans			(488)		485			(3)
Stock-based compensation			3,739					3,739
Cash dividends paid on common stock ($0.257 per share)				(30,174)				(30,174)
Cash dividends paid on preferred stock ($0.375 per depositary share)				(2,250)				(2,250)
Balance June 30, 2020	$144,784	$563,978	$2,136,874	$232,082	$(69,112)	$349,261	$302	$3,358,169
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2021 and 2020

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2020	$—	$589,352	$2,436,288	$73,000	$(32,970)	$331,377	$2,925	$3,399,972
Net income				293,298			6,180	299,478
Other comprehensive loss						(110,987)		(110,987)
Distributions to non-controlling interest							(895)	(895)
Purchases of treasury stock					(39,887)			(39,887)
Issuance of stock under purchase and equity compensation plans			(19,854)		19,839			(15)
Stock-based compensation			7,723					7,723
Cash dividends on common stock ($0.525 per share)				(61,559)				(61,559)
Balance June 30, 2021	$—	$589,352	$2,424,157	$304,739	$(53,018)	$220,390	$8,210	$3,493,830
Balance December 31, 2019	$144,784	$563,978	$2,151,464	$201,562	$(37,548)	$110,444	$3,788	$3,138,472
Adoption of ASU 2016-13				3,766				3,766
Balance December 31, 2019, adjusted	144,784	563,978	2,151,464	205,328	(37,548)	110,444	3,788	3,142,238
Net income				91,720			(3,386)	88,334
Other comprehensive income						238,817		238,817
Distributions to non-controlling interest							(100)	(100)
Purchases of treasury stock					(53,593)			(53,593)
Issuance of stock under purchase and equity compensation plans			(22,056)		22,029			(27)
Stock-based compensation			7,466					7,466
Cash dividends on common stock ($0.514 per share)				(60,466)				(60,466)
Cash dividends on preferred stock ($0.750 per depositary share)				(4,500)				(4,500)
Balance June 30, 2020	144,784	563,978	2,136,874	232,082	(69,112)	349,261	302	3,358,169
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2021	2020
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$299,478	$88,334
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(51,887)	138,492
Provision for depreciation and amortization	22,525	21,320
Amortization of investment security premiums, net	41,270	25,665
Investment securities (gains) losses, net (A)	(26,657)	17,430
Net gains on sales of loans held for sale	(13,677)	(1,826)
Originations of loans held for sale	(325,714)	(41,167)
Proceeds from sales of loans held for sale	356,559	43,877
Net decrease in trading debt securities	1,287	5,249
Stock-based compensation	7,723	7,466
(Increase) decrease in interest receivable	6,688	(3,672)
Decrease in interest payable	(2,809)	(5,145)
Increase in income taxes payable	19,095	12,842
Other changes, net	(6,632)	(79,137)
Net cash provided by operating activities	327,249	229,728
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	10,060	174,597
Proceeds from maturities/pay downs of investment securities (A)	1,789,405	1,224,190
Purchases of investment securities (A)	(2,707,024)	(2,648,074)
Net (increase) decrease in loans	678,554	(1,676,552)
Long-term securities purchased under agreements to resell	(450,000)	—
Purchases of premises and equipment	(21,944)	(13,677)
Sales of premises and equipment	4,786	21
Net cash used in investing activities	(696,163)	(2,939,495)
FINANCING ACTIVITIES:
Net increase in non-interest bearing, savings, interest checking and money market deposits	685,582	3,824,235
Net increase (decrease) in certificates of deposit	(98,436)	25,701
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	219,845	(110,334)
Net increase (decrease) in short-term borrowings	1,392	(943)
Purchases of treasury stock	(39,887)	(53,593)
Issuance of stock under equity compensation plans	(15)	(27)
Cash dividends paid on common stock	(61,559)	(60,466)
Cash dividends paid on preferred stock	—	(4,500)
Net cash provided by financing activities	706,922	3,620,073
Increase in cash, cash equivalents and restricted cash	338,008	910,306
Cash, cash equivalents and restricted cash at beginning of year	2,208,328	907,808
Cash, cash equivalents and restricted cash at June 30	$2,546,336	$1,818,114
Income tax payments, net	$55,440	$4,833
Interest paid on deposits and borrowings	$9,909	$35,832
Loans transferred to foreclosed real estate	$172	$57
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $20.6 million and $21.9 million at June 30, 2021 and 2020, respectively.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2020 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at June 30, 2021 and December 31, 2020 are as follows:

(In thousands)	June 30, 2021	December 31, 2020
Commercial:
Business	$5,803,760	$6,546,087
Real estate – construction and land	1,103,661	1,021,595
Real estate – business	3,017,560	3,026,117
Personal Banking:
Real estate – personal	2,793,213	2,820,030
Consumer	2,049,166	1,950,502
Revolving home equity	283,568	307,083
Consumer credit card	586,358	655,078
Overdrafts	2,978	3,149
Total loans	$15,640,264	$16,329,641

Accrued interest receivable totaled $37.2 million and $41.9 million at June 30, 2021 and December 31, 2020, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended June 30, 2021, the Company wrote-off accrued interest by reversing interest income of $36 thousand and $1.1 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the six months ended June 30, 2021, the Company wrote-off accrued interest of $161 thousand and $3.1 million in the Commercial and Personal Banking portfolios, respectively.

At June 30, 2021, loans of $3.5 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.4 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key model assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at June 30, 2021 and March 31, 2021 are discussed below.

Key Assumption	June 30, 2021	March 31, 2021

Overall economic forecast
•An optimistic recovery from the Global Coronavirus Recession (GCR) continues
•Assumes improving health conditions and expanding vaccine distribution
•Further fiscal stimulus assumed
•Continued uncertainty regarding the assumptions related to the health crisis
•Uncertainty regarding rising inflation

•The recovery from the GCR continues
•Assumes improving health conditions and expanding vaccine distribution
•Considers government stimulus
•Continued uncertainty regarding the assumptions related to the health crisis

Reasonable and supportable period and related reversion period	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method
Forecasted macro-economic variables	•Unemployment rate ranging from 4.6% to 4.0% during the supportable forecast period •Real GDP growth ranging from 10.7% to 1.7% •Prime rate of 3.25%	•Unemployment rate ranging from 5.8% to 4.5% during the supportable forecast period •Real GDP growth ranges from 11.1% to 1.0% •Prime rate of 3.25%
Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 25.4% to 16.5% for most loan pools •60.1% for consumer credit cards	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 26.4% to 23.6% for most loan pools •58.5% for consumer credit cards
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

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three and six months ended June 30, 2021 and 2020, respectively, follows:

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$119,623	$80,904	$200,527	$121,549	$99,285	$220,834
Provision for credit losses on loans	(26,579)	(854)	(27,433)	(28,488)	(9,300)	(37,788)
Deductions:
Loans charged off	270	8,598	8,868	502	21,307	21,809
Less recoveries on loans	5,264	2,905	8,169	5,479	5,679	11,158
Net loan charge-offs (recoveries)	(4,994)	5,693	699	(4,977)	15,628	10,651
Balance June 30, 2021	$98,038	$74,357	$172,395	$98,038	$74,357	$172,395
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$41,513	$917	$42,430	$37,259	$1,048	$38,307
Provision for credit losses on unfunded lending commitments	(18,163)	(59)	(18,222)	(13,909)	(190)	(14,099)
Balance June 30, 2021	$23,350	$858	$24,208	$23,350	$858	$24,208
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$121,388	$75,215	$196,603	$121,388	$75,215	$196,603

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$83,551	$88,102	$171,653	$91,760	$68,922	$160,682
Adoption of ASU 2016-13	—	—	—	(29,711)	8,672	(21,039)
Balance at beginning of period	$83,551	$88,102	$171,653	$62,049	$77,594	$139,643
Provision for credit losses on loans	50,245	27,246	77,491	71,353	49,006	120,359
Deductions:
Loans charged off	3,386	7,859	11,245	3,802	21,835	25,637
Less recoveries on loans	143	2,702	2,845	953	5,426	6,379
Net loan charge-offs	3,243	5,157	8,400	2,849	16,409	19,258
Balance June 30, 2020	$130,553	$110,191	$240,744	$130,553	$110,191	$240,744
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$31,061	$1,189	$32,250	$399	$676	$1,075
Adoption of ASU 2016-13	—	—	—	16,057	33	16,090
Balance at beginning of period	$31,061	$1,189	$32,250	$16,456	$709	$17,165
Provision for credit losses on unfunded lending commitments	2,991	58	3,049	17,596	538	18,134
Balance June 30, 2020	$34,052	$1,247	$35,299	$34,052	$1,247	$35,299
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$164,605	$111,438	$276,043	$164,605	$111,438	$276,043

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2021 and December 31, 2020.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2021
Commercial:
Business	$5,777,100	$17,547	$274	$8,839	$5,803,760
Real estate – construction and land	1,101,716	1,728	217	—	1,103,661
Real estate – business	3,012,063	3,032	1,810	655	3,017,560
Personal Banking:
Real estate – personal	2,783,135	5,683	2,723	1,672	2,793,213
Consumer	2,028,740	18,690	1,736	—	2,049,166
Revolving home equity	281,679	1,115	774	—	283,568
Consumer credit card	577,576	3,978	4,804	—	586,358
Overdrafts	2,786	192	—	—	2,978
Total	$15,564,795	$51,965	$12,338	$11,166	$15,640,264
December 31, 2020
Commercial:
Business	$6,517,838	$2,252	$3,473	$22,524	$6,546,087
Real estate – construction and land	1,021,592	—	3	—	1,021,595
Real estate – business	3,016,215	7,666	6	2,230	3,026,117
Personal Banking:
Real estate – personal	2,808,886	6,521	2,837	1,786	2,820,030
Consumer	1,921,822	25,417	3,263	—	1,950,502
Revolving home equity	305,037	1,656	390	—	307,083
Consumer credit card	635,770	7,090	12,218	—	655,078
Overdrafts	2,896	253	—	—	3,149
Total	$16,230,056	$50,855	$22,190	$26,540	$16,329,641

At June 30, 2021, the Company had $8.0 million in non-accrual business loans that had no allowance for credit loss. At December 31, 2020, the Company had $9.4 million in non-accrual business loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the three and six months ended June 30, 2021 and 2020, respectively.

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

The risk category of loans in the Commercial portfolio as of June 30, 2021 and December 31, 2020 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2021
Business
Risk Rating:
Pass	$977,576	$1,388,657	$803,333	$345,101	$216,034	$342,506	$1,574,367	$5,647,574
Special mention	611	568	24,203	14,099	669	6,029	16,815	62,994
Substandard	2,652	10,286	16,848	4,275	1,833	13,078	35,381	84,353
Non-accrual	485	—	1	2,387	110	5,831	25	8,839
Total Business:	$981,324	$1,399,511	$844,385	$365,862	$218,646	$367,444	$1,626,588	$5,803,760
Real estate-construction
Risk Rating:
Pass	$231,955	$478,413	$180,706	$54,210	$2,723	$25,091	$25,353	$998,451
Special mention	15,469	28,020	—	1,004	19,474	—	—	63,967
Substandard	305	12,377	—	15,364	13,197	—	—	41,243
Total Real estate-construction:	$247,729	$518,810	$180,706	$70,578	$35,394	$25,091	$25,353	$1,103,661
Real estate-business
Risk Rating:
Pass	$318,815	$832,940	$631,352	$266,537	$210,149	$362,561	$60,090	$2,682,444
Special mention	2,484	31,269	10,328	23,036	3,354	4,255	74	74,800
Substandard	17,019	63,023	12,027	32,963	77,441	54,132	3,056	259,661
Non-accrual	245	65	87	221	—	37	—	655
Total Real estate-business:	$338,563	$927,297	$653,794	$322,757	$290,944	$420,985	$63,220	$3,017,560
Commercial loans
Risk Rating:
Pass	$1,528,346	$2,700,010	$1,615,391	$665,848	$428,906	$730,158	$1,659,810	$9,328,469
Special mention	18,564	59,857	34,531	38,139	23,497	10,284	16,889	201,761
Substandard	19,976	85,686	28,875	52,602	92,471	67,210	38,437	385,257
Non-accrual	730	65	88	2,608	110	5,868	25	9,494
Total Commercial loans:	$1,567,616	$2,845,618	$1,678,885	$759,197	$544,984	$813,520	$1,715,161	$9,924,981

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2020
Business
Risk Rating:
Pass	$2,472,419	$966,068	$438,557	$329,207	$163,357	$281,604	$1,619,680	$6,270,892
Special mention	28,612	26,746	14,102	1,781	5,091	1,664	41,749	119,745
Substandard	17,246	21,985	5,076	2,675	3,578	13,390	68,976	132,926
Non-accrual	12,619	1	5,327	391	502	3,659	25	22,524
Total Business:	$2,530,896	$1,014,800	$463,062	$334,054	$172,528	$300,317	$1,730,430	$6,546,087
Real estate-construction
Risk Rating:
Pass	$483,302	$330,480	$56,747	$3,021	$24,426	$1,692	$27,356	$927,024
Special mention	29,692	—	1,022	34,532	—	—	—	65,246
Substandard	1,154	—	14,989	13,182	—	—	—	29,325
Total Real estate-construction:	$514,148	$330,480	$72,758	$50,735	$24,426	$1,692	$27,356	$1,021,595
Real estate- business
Risk Rating:
Pass	$890,740	$666,399	$336,850	$241,656	$313,691	$199,534	$67,796	$2,716,666
Special mention	8,936	21,734	49,580	6,597	17,504	1,309	3,002	108,662
Substandard	46,882	1,037	4,061	81,435	17,538	45,014	2,592	198,559
Non-accrual	478	188	1,480	—	—	84	—	2,230
Total Real-estate business:	$947,036	$689,358	$391,971	$329,688	$348,733	$245,941	$73,390	$3,026,117
Commercial loans
Risk Rating:
Pass	$3,846,461	$1,962,947	$832,154	$573,884	$501,474	$482,830	$1,714,832	$9,914,582
Special mention	67,240	48,480	64,704	42,910	22,595	2,973	44,751	293,653
Substandard	65,282	23,022	24,126	97,292	21,116	58,404	71,568	360,810
Non-accrual	13,097	189	6,807	391	502	3,743	25	24,754
Total Commercial loans:	$3,992,080	$2,034,638	$927,791	$714,477	$545,687	$547,950	$1,831,176	$10,593,799

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of June 30, 2021 and December 31, 2020 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2021
Real estate-personal
Current to 90 days past due	$366,723	$1,002,972	$409,449	$183,822	$170,790	$645,716	$9,346	$2,788,818
Over 90 days past due	—	701	—	171	628	1,223	—	2,723
Non-accrual	—	19	186	113	—	1,354	—	1,672
Total Real estate-personal:	$366,723	$1,003,692	$409,635	$184,106	$171,418	$648,293	$9,346	$2,793,213
Consumer
Current to 90 days past due	$311,909	$440,654	$255,969	$115,496	$75,121	$113,662	$734,619	$2,047,430
Over 90 days past due	24	175	96	206	69	398	768	1,736
Total Consumer:	$311,933	$440,829	$256,065	$115,702	$75,190	$114,060	$735,387	$2,049,166
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$282,794	$282,794
Over 90 days past due	—	—	—	—	—	—	774	774
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$283,568	$283,568
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$581,554	$581,554
Over 90 days past due	—	—	—	—	—	—	4,804	4,804
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$586,358	$586,358
Overdrafts
Current to 90 days past due	$2,978	$—	$—	$—	$—	$—	$—	$2,978
Total Overdrafts:	$2,978	$—	$—	$—	$—	$—	$—	$2,978
Personal banking loans
Current to 90 days past due	$681,610	$1,443,626	$665,418	$299,318	$245,911	$759,378	$1,608,313	$5,703,574
Over 90 days past due	24	876	96	377	697	1,621	6,346	10,037
Non-accrual	—	19	186	113	—	1,354	—	1,672
Total Personal banking loans:	$681,634	$1,444,521	$665,700	$299,808	$246,608	$762,353	$1,614,659	$5,715,283

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2020
Real estate-personal
Current to 90 days past due	$1,123,918	$488,379	$218,390	$201,971	$227,265	$544,008	$11,476	$2,815,407
Over 90 days past due	534	375	281	411	388	848	—	2,837
Non-accrual	29	191	116	45	65	1,340	—	1,786
Total Real estate-personal:	$1,124,481	$488,945	$218,787	$202,427	$227,718	$546,196	$11,476	$2,820,030
Consumer
Current to 90 days past due	$536,799	$337,431	$161,337	$115,886	$75,769	$86,831	$633,186	$1,947,239
Over 90 days past due	212	358	328	220	174	397	1,574	3,263
Total Consumer:	$537,011	$337,789	$161,665	$116,106	$75,943	$87,228	$634,760	$1,950,502
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$306,693	$306,693
Over 90 days past due	—	—	—	—	—	—	390	390
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$307,083	$307,083
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$642,860	$642,860
Over 90 days past due	—	—	—	—	—	—	12,218	12,218
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$655,078	$655,078
Overdrafts
Current to 90 days past due	$3,149	$—	$—	$—	$—	$—	$—	$3,149
Total Overdrafts:	$3,149	$—	$—	$—	$—	$—	$—	$3,149
Personal banking loans
Current to 90 days past due	$1,663,866	$825,810	$379,727	$317,857	$303,034	$630,839	$1,594,215	$5,715,348
Over 90 days past due	746	733	609	631	562	1,245	14,182	18,708
Non-accrual	29	191	116	45	65	1,340	—	1,786
Total Personal banking loans:	$1,664,641	$826,734	$380,452	$318,533	$303,661	$633,424	$1,608,397	$5,735,842

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2021 and December 31, 2020.

(In thousands)	Business Assets	Business Real Estate	Oil & Gas Assets	Total
June 30, 2021
Commercial:
Business	$—	$—	$2,578	$2,578
Total	$—	$—	$2,578	$2,578
December 31, 2020
Commercial:
Business	$13,109	$—	$2,695	$15,804
Real estate - business	—	986	—	986
Total	$13,109	$986	$2,695	$16,790

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $187.4 million at June 30, 2021 and $191.1 million at December 31, 2020. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $187.8 million at June 30, 2021 and $188.1 million at December 31, 2020. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2021 and December 31, 2020 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2021
FICO score:
Under 600.8%		1.7%	1.2%	3.4%
600 - 659	1.8	3.6	1.8	11.1
660 - 719	7.7	13.5	8.5	30.8
720 - 779	23.4	23.9	22.9	28.5
780 and over	66.3	57.3	65.6	26.2
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2020
FICO score:
Under 600.8%		2.3%	1.3%	5.0%
600 - 659	1.9	4.2	2.4	12.3
660 - 719	8.8	14.1	8.6	31.2
720 - 779	24.5	23.9	22.2	28.0
780 and over	64.0	55.5	65.5	23.5
Total	100.0%	100.0%	100.0%	100.0%

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

(In thousands)	June 30, 2021	December 31, 2020
Accruing restructured loans:
Commercial	$97,761	$117,740
Assistance programs	7,301	7,804
Consumer bankruptcy	2,554	2,841
Other consumer	2,484	2,353
Non-accrual loans	8,319	9,889
Total troubled debt restructurings	$118,419	$140,627
Section 4013 of the CARES Act was signed into law on March 27, 2020, and includes a provision that short-term modifications are not troubled debt restructurings, if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to December 31, 2019. The Company follows the guidance under the CARES Act when determining if a customer’s modification is subject to troubled debt restructuring classification. If it is deemed the modification is not short-

term, not COVID-19 related or the customer does not meet the criteria under the guidance to be scoped out of troubled debt restructuring classification, the Company will evaluate the loan modifications under its existing framework which requires modifications that result in a concession to a borrower experiencing financial difficulty be accounted for as a troubled debt restructuring.

The initial guidance issued under the CARES Act was due to expire on December 31, 2020. During January 2021, the Consolidated Appropriations Act, 2021 was enacted and extended through the end of 2021 the relief offered under the CARES Act related to the accounting and disclosure requirements for troubled debt restructurings as a result of COVID-19. The Company elected to adopt the extension of this guidance.

The table below shows the balance of troubled debt restructurings by loan classification at June 30, 2021, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2021	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$40,947	$577
Real estate - construction and land	10,105	—
Real estate - business	53,734	—
Personal Banking:
Real estate - personal	3,258	316
Consumer	3,222	230
Revolving home equity	25	—
Consumer credit card	7,128	378
Total troubled debt restructurings	$118,419	$1,501

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. However, the effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $867 thousand on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

The Company had commitments of $745 thousand at June 30, 2021 to lend additional funds to borrowers with restructured loans. Additionally, the Company had commitments at June 30, 2021 of $24.0 million related to letters of credit with an internal risk rating below substandard.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to FNMA and FHLMC. At June 30, 2021, the fair value of these loans was $17.4 million, and the unpaid principal balance was $16.9 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at June 30, 2021 totaled $6.3 million.

At June 30, 2021, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $229 thousand and $93 thousand at June 30, 2021 and December 31, 2020, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $1.1 million and $1.4 million at June 30, 2021 and December 31, 2020, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at June 30, 2021 and December 31, 2020.

(In thousands)	June 30, 2021	December 31, 2020
Available for sale debt securities	$13,291,506	$12,449,264
Trading debt securities	29,002	35,321
Equity securities:
Readily determinable fair value	6,981	2,966
No readily determinable fair value	1,697	1,397
Other:
Federal Reserve Bank stock	34,222	34,070
Federal Home Loan Bank stock	10,135	10,307
Equity method investments	15,836	18,000
Private equity investments	116,246	94,368
Total investment securities (1)	$13,505,625	$12,645,693
(1)Accrued interest receivable totaled $39.7 million and $41.5 million at June 30, 2021 and December 31, 2020, respectively, and was included within other assets on the consolidated balance sheet.

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

Other investment securities include Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock, equity method investments, and investments in portfolio concerns held by the Company's private equity subsidiary. FRB stock and FHLB stock are held for debt and regulatory purposes. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. These holdings are carried at cost. Additionally, the Company's equity method investments are carried at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. These adjustments are included in non-interest income on the Company's income statement. The Company's private equity investments, in the absence of readily ascertainable market values, are carried at estimated fair value.

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of June 30, 2021 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA, in addition to non-

agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$29,454	$30,159
After 1 but within 5 years	500,689	529,808
After 5 but within 10 years	194,424	220,185
Total U.S. government and federal agency obligations	724,567	780,152
Government-sponsored enterprise obligations:
After 10 years	50,788	52,978
Total government-sponsored enterprise obligations	50,788	52,978
State and municipal obligations:
Within 1 year	140,856	141,924
After 1 but within 5 years	808,293	840,159
After 5 but within 10 years	655,198	674,067
After 10 years	396,484	395,880
Total state and municipal obligations	2,000,831	2,052,030
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,995,967	6,071,295
Non-agency mortgage-backed securities	825,175	825,608
Asset-backed securities	2,870,004	2,891,799
Total mortgage and asset-backed securities	9,691,146	9,788,702
Other debt securities:
Within 1 year	93,051	94,391
After 1 but within 5 years	239,124	245,719
After 5 but within 10 years	258,100	258,294
After 10 years	19,435	19,240
Total other debt securities	609,710	617,644
Total available for sale debt securities	$13,077,042	$13,291,506

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $381.5 million, at fair value, at June 30, 2021. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

Allowance for credit losses on available for sale debt securities
The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The adoption of ASU 2016-13 had no impact to the Company's available for sale securities reported in its consolidated financial statements at January 1, 2020. For the six months ended June 30, 2021 and 2020, the Company did not recognize a credit loss expense on any available for sale debt securities.

The Company’s model for establishing its allowance for credit losses uses cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Securities for which fair value is less than amortized cost are reviewed for impairment. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Credit impairment is determined using input factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. At June 30, 2021, the fair value of securities on this watch list was $14.0 million compared to $31.0 million at December 31, 2020.

Significant inputs to the cash flow model used at June 30, 2021 to quantify credit losses were primarily credit support agreements, as the securities on the Company's watch list at June 30, 2021 were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of June 30, 2021, the Company did not identify any securities for which a credit loss exists.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at June 30, 2021 and December 31, 2020. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. Additionally, management does not intend to sell the securities, and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
Government-sponsored enterprise obligations	$19,506	$312	$—	$—	$19,506	$312
State and municipal obligations	454,235	5,130	1,453	7	455,688	5,137
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,326,148	26,833	17,535	180	2,343,683	27,013
Non-agency mortgage-backed securities	364,857	1,407	—	—	364,857	1,407
Asset-backed securities	580,334	1,714	129,636	882	709,970	2,596
Total mortgage and asset-backed securities	3,271,339	29,954	147,171	1,062	3,418,510	31,016
Other debt securities	229,295	4,320	—	—	229,295	4,320
Total	$3,974,375	$39,716	$148,624	$1,069	$4,122,999	$40,785
December 31, 2020
Government-sponsored enterprise obligations	$19,720	$98	$—	$—	$19,720	$98
State and municipal obligations	45,622	230	—	—	45,622	230
Mortgage and asset-backed securities:
Agency mortgage-backed securities	470,373	2,802	—	—	470,373	2,802
Non-agency mortgage-backed securities	112,861	380	—	—	112,861	380
Asset-backed securities	21,360	56	253,734	2,617	275,094	2,673
Total mortgage and asset-backed securities	604,594	3,238	253,734	2,617	858,328	5,855
Other debt securities	24,522	175	—	—	24,522	175
Total	$694,458	$3,741	$253,734	$2,617	$948,192	$6,358

The entire available for sale debt portfolio included $4.1 billion of securities that were in a loss position at June 30, 2021, compared to $948.2 million at December 31, 2020.  The total amount of unrealized loss on these securities was $40.8 million at June 30, 2021, an increase of $34.4 million compared to the loss at December 31, 2020.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following tables show the amortized cost, fair value, and allowance for credit losses of securities available for sale at June 30, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2021
U.S. government and federal agency obligations	$724,567	$55,585	$—	$—	$780,152
Government-sponsored enterprise obligations	50,788	2,502	(312)	—	52,978
State and municipal obligations	2,000,831	56,336	(5,137)	—	2,052,030
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,995,967	102,341	(27,013)	—	6,071,295
Non-agency mortgage-backed securities	825,175	1,840	(1,407)	—	825,608
Asset-backed securities	2,870,004	24,391	(2,596)	—	2,891,799
Total mortgage and asset-backed securities	9,691,146	128,572	(31,016)	—	9,788,702
Other debt securities	609,710	12,254	(4,320)	—	617,644
Total	$13,077,042	$255,249	$(40,785)	$—	$13,291,506
December 31, 2020
U.S. government and federal agency obligations	$775,592	$62,467	$—	$—	$838,059
Government-sponsored enterprise obligations	50,803	3,780	(98)	—	54,485
State and municipal obligations	1,968,006	77,323	(230)	—	2,045,099
Mortgage and asset-backed securities:
Agency mortgage-backed securities	6,557,098	157,789	(2,802)	—	6,712,085
Non-agency mortgage-backed securities	358,074	3,380	(380)	—	361,074
Asset-backed securities	1,853,791	31,125	(2,673)	—	1,882,243
Total mortgage and asset-backed securities	8,768,963	192,294	(5,855)	—	8,955,402
Other debt securities	534,169	22,225	(175)	—	556,219
Total	$12,097,533	$358,089	$(6,358)	$—	$12,449,264

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2021	2020
Proceeds from sales of securities:
Available for sale debt securities	$—	$174,595
Equity securities	—	2
Other	10,060	—
Total proceeds	$10,060	$174,597

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$—	$3,291
Equity securities:
Gains realized on sales	—	2
Fair value adjustments, net	15	(218)
Other:
Gains realized on sales	1,611	—
Fair value adjustments, net	25,031	(20,505)
Total investment securities gains (losses), net	$26,657	$(17,430)

Net gains on investment securities for the six months ended June 30, 2021 were mainly comprised of gains of $1.6 million realized on the sale of a private equity investment and net gains in fair value of $25.0 million on private equity investments due to fair value adjustments.

At June 30, 2021, securities totaling $5.6 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $4.8 billion at December 31, 2020. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $215.3 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2021				December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(30,098)	$—	$1,172	$31,270	$(29,912)	$—	$1,358
Mortgage servicing rights	18,576	(8,396)	(804)	9,376	15,238	(6,886)	(2,103)	6,249
Total	$49,846	$(38,494)	$(804)	$10,548	$46,508	$(36,798)	$(2,103)	$7,607

Aggregate amortization expense on intangible assets was $745 thousand and $442 thousand for the three month periods ended June 30, 2021 and 2020, respectively, and $1.7 million and $710 thousand for the six month periods ended June 30, 2021 and 2020, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2021. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2021	$2,661
2022	1,646
2023	1,377
2024	1,149
2025	952

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2021 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2021	$138,921	$3,600	$1,358	$6,249
Originations	—	—	—	3,338
Amortization	—	—	(186)	(1,510)
Impairment reversal	—	—	—	1,299
Balance June 30, 2021	$138,921	$3,600	$1,172	$9,376

Goodwill allocated to the Company’s operating segments at June 30, 2021 and December 31, 2020 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2021, that net liability was $2.9 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $412.7 million at June 30, 2021.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2021, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 11 years. At June 30, 2021, the fair value of the Company's guarantee liabilities for RPAs was $333 thousand, and the notional amount of the underlying swaps was $265.6 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 1 month to 6 years.

The following table provides the components of lease income.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2021	2020	2021	2020
Direct financing and sales-type leases	$5,795	$6,304	$11,916	$12,662
Operating leases(a)	1,930	2,160	4,004	4,221
Total lease income	$7,725	$8,464	$15,920	$16,883
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for the three month periods ended June 30, 2021 and 2020, and $38 thousand for the six months ended June 30, 2021 and 2020.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Service cost - benefits earned during the period	$94	$101	$189	$202
Interest cost on projected benefit obligation	556	823	1,112	1,645
Expected return on plan assets	(1,124)	(1,297)	(2,248)	(2,594)
Amortization of prior service cost	(68)	(68)	(136)	(136)
Amortization of unrecognized net loss	651	542	1,302	1,084
Net periodic pension cost	$109	$101	$219	$201

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first six months of 2021, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2021	2020	2021	2020
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$162,326	$39,863	$293,298	$91,720
Less preferred stock dividends	—	2,250	—	4,500
Net income available to common shareholders	162,326	37,613	293,298	87,220
Less income allocated to nonvested restricted stock	1,478	353	2,678	823
Net income allocated to common stock	$160,848	$37,260	$290,620	$86,397
Weighted average common shares outstanding	116,163	116,242	116,211	116,458
Basic income per common share	$1.38	$.32	$2.50	$.74
Diluted income per common share:
Net income available to common shareholders	$162,326	$37,613	$293,298	$87,220
Less income allocated to nonvested restricted stock	1,475	354	2,673	823
Net income allocated to common stock	$160,851	$37,259	$290,625	$86,397
Weighted average common shares outstanding	116,163	116,242	116,211	116,458
Net effect of the assumed exercise of stock-based awards - based on the
treasury stock method using the average market price for the respective periods	287	200	301	235
Weighted average diluted common shares outstanding	116,450	116,442	116,512	116,693
Diluted income per common share	$1.38	$.32	$2.49	$.74

Unexercised stock appreciation rights of 72 thousand and 321 thousand for the three month periods ended June 30, 2021 and 2020, respectively, and 51 thousand and 276 thousand for the six month periods ended June 30, 2021 and 2020, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.
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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2021	$263,801	$(25,118)	$92,694	$331,377
Other comprehensive loss before reclassifications to current earnings	(137,270)	—	—	(137,270)
Amounts reclassified to current earnings from accumulated other comprehensive income	—	1,166	(11,881)	(10,715)
Current period other comprehensive income (loss), before tax	(137,270)	1,166	(11,881)	(147,985)
Income tax (expense) benefit	34,319	(291)	2,970	36,998
Current period other comprehensive income (loss), net of tax	(102,951)	875	(8,911)	(110,987)
Balance June 30, 2021	$160,850	$(24,243)	$83,783	$220,390
Balance January 1, 2020	$102,073	$(21,940)	$30,311	$110,444
Other comprehensive income before reclassifications to current earnings	223,470	—	99,183	322,653
Amounts reclassified to current earnings from accumulated other comprehensive income	(3,292)	948	(1,887)	(4,231)
Current period other comprehensive income, before tax	220,178	948	97,296	318,422
Income tax expense	(55,044)	(237)	(24,324)	(79,605)
Current period other comprehensive income, net of tax	165,134	711	72,972	238,817
Balance June 30, 2020	$267,207	$(21,229)	$103,283	$349,261
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2021
Net interest income	$80,809	$114,640	$17,654	$213,103	$(5,121)	$207,982
Provision for credit losses	(5,664)	4,952	(4)	(716)	46,371	45,655
Non-interest income	36,905	52,259	52,505	141,669	(2,526)	139,143
Investment securities gains, net	—	—	—	—	16,804	16,804
Non-interest expense	(73,949)	(82,617)	(34,048)	(190,614)	(7,512)	(198,126)
Income before income taxes	$38,101	$89,234	$36,107	$163,442	$48,016	$211,458
Six Months Ended June 30, 2021
Net interest income	$158,748	$224,809	$35,111	$418,668	$(4,938)	$413,730
Provision for credit losses	(15,565)	4,925	1	(10,639)	62,526	51,887
Non-interest income	75,153	102,987	103,490	281,630	(6,442)	275,188
Investment securities gains, net	—	—	—	—	26,657	26,657
Non-interest expense	(144,453)	(161,898)	(67,091)	(373,442)	(17,257)	(390,699)
Income before income taxes	$73,883	$170,823	$71,511	$316,217	$60,546	$376,763
Three Months Ended June 30, 2020
Net interest income	$81,270	$102,878	$13,424	$197,572	$5,485	$203,057
Provision for loan losses	(5,025)	(3,278)	—	(8,303)	(72,236)	(80,539)
Non-interest income	36,293	45,939	44,590	126,822	(9,307)	117,515
Investment securities losses, net	—	—	—	—	(4,129)	(4,129)
Non-interest expense	(75,304)	(78,230)	(30,213)	(183,747)	(3,765)	(187,512)
Income before income taxes	$37,234	$67,309	$27,801	$132,344	$(83,952)	$48,392
Six Months Ended June 30, 2020
Net interest income	$160,251	$188,774	$26,383	$375,408	$28,714	$404,122
Provision for credit losses	(16,231)	(2,922)	(3)	(19,156)	(119,336)	(138,492)
Non-interest income	70,374	95,826	91,999	258,199	(17,021)	241,178
Investment securities losses, net	—	—	—	—	(17,430)	(17,430)
Non-interest expense	(152,716)	(159,050)	(61,982)	(373,748)	(7,462)	(381,210)
Income before income taxes	$61,678	$122,628	$56,397	$240,703	$(132,535)	$108,168

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At June 30, 2021, the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	June 30, 2021	December 31, 2020
Interest rate swaps	$2,270,249	$2,367,017
Interest rate caps	185,643	103,028
Credit risk participation agreements	386,484	381,170
Foreign exchange contracts	4,662	7,431
Mortgage loan commitments	59,054	67,543
Mortgage loan forward sale contracts	8,701	—
Forward TBA contracts	62,500	89,000
Total notional amount	$2,977,293	$3,015,189

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

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity dates of the hedged forecasted transactions. As of June 30, 2021, the total realized gains on the monetized cash flow hedges remaining in AOCI was $111.7 million (pre-tax), which will be reclassified into interest income over the next 5.5 years.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at June 30, 2021 in the table below, the positive fair values of cleared swaps were reduced by $207 thousand and the negative fair values of cleared swaps were reduced by $46.6 million. At December 31, 2020, there were no reductions to the positive fair values of cleared swaps and the negative fair values of cleared swaps were reduced by $69.2 million.

	Asset Derivatives		Liability Derivatives
	June 30, 2021	Dec. 31, 2020	June 30, 2021	Dec. 31, 2020
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$59,170	$86,389	$(12,793)	$(17,199)
Interest rate caps	94	1	(94)	(1)
Credit risk participation agreements	142	216	(333)	(701)
Foreign exchange contracts	62	57	(43)	(103)
Mortgage loan commitments	1,820	3,226	—	—
Mortgage loan forward sale contracts	29	—	(1)	—
Forward TBA contracts	41	—	(85)	(671)
Total	$61,358	$89,889	$(13,349)	$(18,675)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended June 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$14,566	$18,087	$(3,521)	Interest and fees on loans	$2,155	$3,186	$(1,031)
Total	$14,566	$18,087	$(3,521)	Total	$2,155	$3,186	$(1,031)
For the Six Months Ended June 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$99,183	$125,708	$(26,525)	Interest and fees on loans	$1,887	$3,949	$(2,062)
Total	$99,183	$125,708	$(26,525)	Total	$1,887	$3,949	$(2,062)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2021	2020	2021	2020
Derivative instruments:
Interest rate swaps	Other non-interest income	$875	$22	$1,950	$288
Interest rate caps	Other non-interest income	—	—	15	19
Credit risk participation agreements	Other non-interest income	(385)	267	(20)	240
Foreign exchange contracts	Other non-interest income	(12)	(44)	84	(82)
Mortgage loan commitments	Loan fees and sales	(35)	2,548	(1,407)	2,089
Mortgage loan forward sale contracts	Loan fees and sales	(11)	3	28	(1)
Forward TBA contracts	Loan fees and sales	(1,046)	(153)	1,860	227
Total		$(614)	$2,643	$2,510	$2,780

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
June 30, 2021
Assets:
Derivatives subject to master netting agreements	$59,371	$—	$59,371	$(187)	$—	$59,184
Derivatives not subject to master netting agreements	1,987	—	1,987
Total derivatives	$61,358	$—	$61,358
Liabilities:
Derivatives subject to master netting agreements	$13,237	$—	$13,237	$(187)	$(11,896)	$1,154
Derivatives not subject to master netting agreements	112	—	112
Total derivatives	$13,349	$—	$13,349
December 31, 2020
Assets:
Derivatives subject to master netting agreements	$86,497	$—	$86,497	$(108)	$—	$86,389
Derivatives not subject to master netting agreements	3,392	—	3,392
Total derivatives	$89,889	$—	$89,889
Liabilities:
Derivatives subject to master netting agreements	$18,420	$—	$18,420	$(108)	$(16,738)	$1,574
Derivatives not subject to master netting agreements	255	—	255
Total derivatives	$18,675	$—	$18,675

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at June 30, 2021 and December 31, 2020. At June 30, 2021, the Company had posted collateral of $203.5 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.2 million in agency mortgage-backed bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
June 30, 2021
Total resale agreements, subject to master netting arrangements	$1,500,000	$(200,000)	$1,300,000	$—	$(1,300,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,505,893	(200,000)	2,305,893	—	(2,305,893)	—
December 31, 2020
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,256,113	(200,000)	2,056,113	—	(2,056,113)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2021 and December 31, 2020, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2021
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$215,729	$31,799	$8,059	$255,587
Agency mortgage-backed securities	1,712,923	54,972	222,475	1,990,370
Non-agency mortgage-backed securities	42,656	—	—	42,656
Asset-backed securities	183,979	—	—	183,979
Other debt securities	33,301	—	—	33,301
Total repurchase agreements, gross amount recognized	$2,188,588	$86,771	$230,534	$2,505,893
December 31, 2020
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$150,305	$—	$—	$150,305
Agency mortgage-backed securities	1,598,614	34,018	220,849	1,853,481
Non-agency mortgage-backed securities	62,742	—	—	62,742
Asset-backed securities	155,917	—	—	155,917
Other debt securities	33,668	—	—	33,668
Total repurchase agreements, gross amount recognized	$2,001,246	$34,018	$220,849	$2,256,113

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Most of the awards are issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.8 million and $3.7 million in the three months ended June 30, 2021 and 2020, respectively, and $7.7 million and $7.5 million in the six months ended June 30, 2021 and 2020, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2021, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	1,099,866	$52.11
Granted	202,202	72.09
Vested	(227,590)	43.30
Forfeited	(12,982)	56.84
Nonvested at June 30, 2021	1,061,496	$57.74

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

Weighted per share average fair value at grant date	$16.78
Assumptions:
Dividend yield	1.4%
Volatility	28.2%
Risk-free interest rate	.7%
Expected term	5.7 years

A summary of SAR activity during the first six months of 2021 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,005,896	$44.95
Granted	72,416	72.91
Forfeited	(3,906)	59.19
Expired	(280)	57.95
Exercised	(214,271)	39.59
Outstanding at June 30, 2021	859,855	$48.57	6.3 years	$22,356

14. Revenue from Contracts with Customers
The core principle of ASU 2014-09, "Revenue from Contracts with Customers," is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the six months ended June 30, 2021, approximately 60% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Bank card transaction fees	$42,608	$33,745	$80,303	$73,945
Trust fees	46,257	37,942	90,384	77,907
Deposit account charges and other fees	23,988	22,279	46,563	45,956
Consumer brokerage services	4,503	3,011	8,584	7,088
Other non-interest income	6,962	7,443	14,658	16,152
Total non-interest income from contracts with customers	124,318	104,420	240,492	221,048
Other non-interest income (1)	14,825	13,095	34,696	20,130
Total non-interest income	$139,143	$117,515	$275,188	$241,178
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

The following table presents the opening and closing receivable balances for the six month periods ended June 30, 2021 and 2020 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Bank card transaction fees	$13,248	$14,199	$10,655	$13,915
Trust fees	2,253	2,071	2,147	2,093
Deposit account charges and other fees	6,616	6,933	6,564	6,523
Consumer brokerage services	355	432	476	596

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the June 30, 2021 and December 31, 2020 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2021 or the year ended December 31, 2020.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Assets:
Residential mortgage loans held for sale	$17,374	$—	$17,374	$—
Available for sale debt securities:
U.S. government and federal agency obligations	780,152	780,152	—	—
Government-sponsored enterprise obligations	52,978	—	52,978	—
State and municipal obligations	2,052,030	—	2,044,039	7,991
Agency mortgage-backed securities	6,071,295	—	6,071,295	—
Non-agency mortgage-backed securities	825,608	—	825,608	—
Asset-backed securities	2,891,799	—	2,891,799	—
Other debt securities	617,644	—	617,644	—
Trading debt securities	29,002	—	29,002	—
Equity securities	6,981	6,981	—	—
Private equity investments	116,246	—	—	116,246
Derivatives *	61,358	—	59,396	1,962
Assets held in trust for deferred compensation plan	20,969	20,969	—	—
Total assets	13,543,436	808,102	12,609,135	126,199
Liabilities:
Derivatives *	13,349	—	13,016	333
Liabilities held in trust for deferred compensation plan	20,969	20,969	—	—
Total liabilities	$34,318	$20,969	$13,016	$333
December 31, 2020
Assets:
Residential mortgage loans held for sale	$39,396	$—	$39,396	$—
Available for sale debt securities:
U.S. government and federal agency obligations	838,059	838,059	—	—
Government-sponsored enterprise obligations	54,485	—	54,485	—
State and municipal obligations	2,045,099	—	2,037,131	7,968
Agency mortgage-backed securities	6,712,085	—	6,712,085	—
Non-agency mortgage-backed securities	361,074	—	361,074	—
Asset-backed securities	1,882,243	—	1,882,243	—
Other debt securities	556,219	—	556,219	—
Trading debt securities	35,321	—	35,321	—
Equity securities	2,966	2,966	—	—
Private equity investments	94,368	—	—	94,368
Derivatives *	89,889	—	86,447	3,442
Assets held in trust for deferred compensation plan	19,278	19,278	—	—
Total assets	12,730,482	860,303	11,764,401	105,778
Liabilities:
Derivatives *	18,675	—	17,974	701
Liabilities held in trust for deferred compensation plan	19,278	19,278	—	—
Total liabilities	$37,953	$19,278	$17,974	$701
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2021
Balance March 31, 2021	$7,970	$94,257	$1,636	$103,863
Total gains or losses (realized/unrealized):
Included in earnings	—	16,666	(420)	16,246
Included in other comprehensive income *	18	—	—	18
Discount accretion	3	—	—	3
Purchases of private equity investments	—	5,656	—	5,656
Sale/pay down of private equity investments	—	(356)	—	(356)
Capitalized interest/dividends	—	23	—	23
Purchase of risk participation agreement	—	—	445	445
Sale of risk participation agreements	—	—	(32)	(32)
Balance June 30, 2021	$7,991	$116,246	$1,629	$125,866
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$—	$16,666	$1,434	$18,100
Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$18	$—	$—	$18
For the six months ended June 30, 2021
Balance January 1, 2021	$7,968	$94,368	$2,741	$105,077
Total gains or losses (realized/unrealized):
Included in earnings	—	25,031	(1,427)	23,604
Included in other comprehensive income *	17	—	—	17
Discount accretion	6	—	—	6
Purchases of private equity investments	—	5,656	—	5,656
Sale/pay down of private equity investments	—	(8,832)	—	(8,832)
Capitalized interest/dividends	—	23	—	23
Purchase of risk participation agreement	—	—	445	445
Sale of risk participation agreement	—	—	(130)	(130)
Balance June 30, 2021	$7,991	$116,246	$1,629	$125,866
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$—	$25,031	$1,629	$26,660
Total gains or losses for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$17	$—	$—	$17

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2020
Balance March 31, 2020	$8,362	$81,159	$(557)	$88,964
Total gains or losses (realized/unrealized):
Included in earnings	—	(7,497)	2,814	(4,683)
Included in other comprehensive income *	1,123	—	—	1,123
Discount accretion	5	—	—	5
Purchases of private equity investments	—	155	—	155
Capitalized interest/dividends	—	29	—	29
Sale of risk participation agreement	—	—	(369)	(369)
Balance June 30, 2020	$9,490	$73,846	$1,888	$85,224
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$—	$(7,497)	$2,815	$(4,682)
Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$1,123	$—	$—	$1,123
For the six months ended June 30, 2020
Balance January 1, 2020	$9,853	$94,122	$369	$104,344
Total gains or losses (realized/unrealized):
Included in earnings	—	(20,505)	2,328	(18,177)
Included in other comprehensive income *	(372)	—	—	(372)
Discount accretion	9	—	—	9
Purchases of private equity investments	—	269	—	269
Sale/pay down of private equity investments	—	(69)	—	(69)
Capitalized interest/dividends	—	29	—	29
Sale of risk participation agreement	—	—	(809)	(809)
Balance June 30, 2020	$9,490	$73,846	$1,888	$85,224
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$—	$(20,505)	$2,759	$(17,746)
Total gains or losses for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$(372)	$—	$—	$(372)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2021
Total gains or losses included in earnings	$(35)	$(385)	$16,666	$16,246
Change in unrealized gains or losses relating to assets still held at June 30, 2021	$1,820	$(386)	$16,666	$18,100
For the six months ended June 30, 2021
Total gains or losses included in earnings	$(1,407)	$(20)	$25,031	$23,604
Change in unrealized gains or losses relating to assets still held at June 30, 2021	$1,820	$(191)	$25,031	$26,660
For the three months ended June 30, 2020
Total gains or losses included in earnings	$2,547	$267	$(7,497)	$(4,683)
Change in unrealized gains or losses relating to assets still held at June 30, 2020	$2,547	$268	$(7,497)	$(4,682)
For the six months ended June 30, 2020
Total gains or losses included in earnings	$2,088	$240	$(20,505)	$(18,177)
Change in unrealized gains or losses relating to assets still held at June 30, 2020	$2,547	$212	$(20,505)	$(17,746)

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to auction rate securities (ARS), investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $8.0 million at June 30, 2021, while private equity investments, included in other securities, totaled $116.2 million.

Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years	5 years
		Estimated market rate	1.1%	-	1.4%	1.2%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.3
Mortgage loan commitments	Discounted cash flow	Probability of funding	68.3%	-	100.0%	86.7%
		Embedded servicing value	.7%	-	1.1%	1.0%
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first six months of 2021 and 2020, and still held as of June 30, 2021 and 2020, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2021 and 2020.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2021
Mortgage servicing rights	$9,376	$—	$—	$9,376	$1,299
Long-lived assets	984	—	—	984	(276)

June 30, 2020
Collateral dependent loans	$12,066	$—	$—	$12,066	$(3,079)
Mortgage servicing rights	5,625	—	—	5,625	(1,851)
Long-lived assets	348	—	—	348	(5)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other assets on the consolidated balance sheet, and information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.02%	-	9.34%	9.17%
		Prepayment speeds (CPR)*	10.46%	-	13.21%	12.11%
		Loan servicing costs - annually per loan
		Performing loans	$70	-	$72	$71
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2021 and December 31, 2020:

	Carrying Amount	Estimated Fair Value at June 30, 2021
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,803,760	$—	$—	$5,750,743	$5,750,743
Real estate - construction and land	1,103,661	—	—	1,080,298	1,080,298
Real estate - business	3,017,560	—	—	3,014,609	3,014,609
Real estate - personal	2,793,213	—	—	2,796,020	2,796,020
Consumer	2,049,166	—	—	2,048,176	2,048,176
Revolving home equity	283,568	—	—	281,395	281,395
Consumer credit card	586,358	—	—	542,235	542,235
Overdrafts	2,978	—	—	2,789	2,789
Total loans	15,640,264	—	—	15,516,265	15,516,265
Loans held for sale	23,697	—	23,697	—	23,697
Investment securities	13,488,092	787,133	12,532,365	168,594	13,488,092
Federal funds sold	5,945	5,945	—	—	5,945
Securities purchased under agreements to resell	1,300,000	—	—	1,320,677	1,320,677
Interest earning deposits with banks	2,161,644	2,161,644	—	—	2,161,644
Cash and due from banks	358,122	358,122	—	—	358,122
Derivative instruments	61,358	—	59,396	1,962	61,358
Assets held in trust for deferred compensation plan	20,969	20,969	—	—	20,969
Total	$33,060,091	$3,333,813	$12,615,458	$17,007,498	$32,956,769
Financial Liabilities
Non-interest bearing deposits	$11,085,286	$11,085,286	$—	$—	$11,085,286
Savings, interest checking and money market deposits	14,654,696	14,654,696	—	—	14,654,696
Certificates of deposit	1,746,255	—	—	1,748,788	1,748,788
Federal funds purchased	12,335	12,335	—	—	12,335
Securities sold under agreements to repurchase	2,305,893	—	—	2,305,957	2,305,957
Other borrowings	1,411	—	1,411	—	1,411
Derivative instruments	13,349	—	13,016	333	13,349
Liabilities held in trust for deferred compensation plan	20,969	20,969	—	—	20,969
Total	$29,840,194	$25,773,286	$14,427	$4,055,078	$29,842,791

	Carrying Amount	Estimated Fair Value at December 31, 2020
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,546,087	$—	$—	$6,467,572	$6,467,572
Real estate - construction and land	1,021,595	—	—	995,873	995,873
Real estate - business	3,026,117	—	—	3,016,576	3,016,576
Real estate - personal	2,820,030	—	—	2,830,521	2,830,521
Consumer	1,950,502	—	—	1,953,217	1,953,217
Revolving home equity	307,083	—	—	304,434	304,434
Consumer credit card	655,078	—	—	576,320	576,320
Overdrafts	3,149	—	—	3,068	3,068
Total loans	16,329,641	—	—	16,147,581	16,147,581
Loans held for sale	45,089	—	45,089	—	45,089
Investment securities	12,626,296	841,025	11,638,558	146,713	12,626,296
Securities purchased under agreements to resell	850,000	—	—	894,338	894,338
Interest earning deposits with banks	1,747,363	1,747,363	—	—	1,747,363
Cash and due from banks	437,563	437,563	—	—	437,563
Derivative instruments	89,889	—	86,447	3,442	89,889
Assets held in trust for deferred compensation plan	19,278	19,278	—	—	19,278
Total	$32,145,119	$3,045,229	$11,770,094	$17,192,074	$32,007,397
Financial Liabilities
Non-interest bearing deposits	$10,497,598	$10,497,598	$—	$—	$10,497,598
Savings, interest checking and money market deposits	14,604,456	14,604,456	—	—	14,604,456
Certificates of deposit	1,844,691	—	—	1,847,277	1,847,277
Federal funds purchased	42,270	42,270	—	—	42,270
Securities sold under agreements to repurchase	2,056,113	—	—	2,056,173	2,056,173
Derivative instruments	18,675	—	17,974	701	18,675
Liabilities held in trust for deferred compensation plan	19,278	19,278	—	—	19,278
Total	$29,083,081	$25,163,602	$17,974	$3,904,151	$29,085,727

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at June 30, 2021, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2020 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2020 Annual Report on Form 10-K and in Part II Item 1A of this Quarterly Report on Form 10-Q. Except as set forth in Part II, Item 1A, during the quarter ended June 30, 2021, there were no material changes to the Risk Factors disclosed in the Company's 2020 Annual Report on Form 10-K.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2021	2020		2021	2020
Per Share Data
Net income per common share — basic	$1.38	$.32	*	$2.50	$.74	*
Net income per common share — diluted	1.38	.32	*	2.49	.74	*
Cash dividends on common stock	.263	.257	*	.525	.514	*
Book value per common share				29.89	27.44	*
Market price				74.56	56.64	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	57.78%	69.22%		59.73%	70.78%
Non-interest bearing deposits to total deposits	40.09	37.88		39.76	35.44
Equity to loans (1)	21.26	20.52		20.97	21.19
Equity to deposits	12.29	14.20		12.53	15.00
Equity to total assets	10.07	11.14		10.22	11.71
Return on total assets	1.93	.54		1.78	.66
Return on common equity	19.12	4.77		17.42	5.61
(Based on end-of-period data)
Non-interest income to revenue (2)	40.08	36.66		39.94	37.37
Efficiency ratio (3)	56.90	58.10		56.64	58.64
Tier I common risk-based capital ratio				14.20	13.30
Tier I risk-based capital ratio				14.20	14.00
Total risk-based capital ratio				15.07	15.22
Tangible common equity to tangible assets ratio (4)				9.91	10.12
Tier I leverage ratio				9.36	9.88
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

	June 30
(Dollars in thousands)	2021	2020
Total equity	$3,493,830	$3,358,169
Less non-controlling interest	8,210	302
Less preferred stock	—	144,784
Less goodwill	138,921	138,921
Less core deposit premium	4,772	1,554
Total tangible common equity (a)	$3,341,927	$3,072,608
Total assets	$33,856,162	$30,496,121
Less goodwill	138,921	138,921
Less core deposit premium	4,772	1,554
Total tangible assets (b)	$33,712,469	$30,355,646
Tangible common equity to tangible assets ratio (a)/(b)	9.91%	10.12%

Results of Operations
Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2021	2020	% change	2021	2020	% change
Net interest income	$207,982	$203,057	2.4%	$413,730	$404,122	2.4%
Provision for credit losses	45,655	(80,539)	(156.7)	51,887	(138,492)	(137.5)
Non-interest income	139,143	117,515	18.4	275,188	241,178	14.1
Investment securities gains (losses), net	16,804	(4,129)	N.M.	26,657	(17,430)	N.M.
Non-interest expense	(198,126)	(187,512)	5.7	(390,699)	(381,210)	2.5
Income taxes	(45,209)	(9,661)	368.0	(77,285)	(19,834)	289.7
Non-controlling interest income (expense)	(3,923)	1,132	N.M.	(6,180)	3,386	N.M.
Net income attributable to Commerce Bancshares, Inc.	162,326	39,863	307.2	293,298	91,720	219.8
Preferred stock dividends	—	(2,250)	(100.0)	—	(4,500)	(100.0)
Net income available to common shareholders	$162,326	$37,613	331.6%	$293,298	$87,220	236.3%
N.M. - Not meaningful

For the quarter ended June 30, 2021, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $162.3 million, an increase of $122.5 million, or 307.2%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.93%, the annualized return on average equity was 19.12%, and the efficiency ratio was 56.90%. Diluted earnings per common share was $1.38, an increase of 331.3% compared to $.32 per share in the second quarter of 2020, and increased 24.3% compared to $1.11 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $4.9 million, or 2.4%, mainly due to a decline of $7.1 million in interest expense on deposits and borrowings, coupled with an increase of $4.7 million in interest income on investment securities. These increases to net interest income were partly offset by a decrease of $6.8 million in interest income on loans. The provision for credit losses declined $126.2 million due to a decrease in the estimate of the allowance for credit losses on loans and unfunded commitments and lower net loan charge-offs. Non-interest income increased $21.6 million, or 18.4%, compared to the second quarter of 2020, mainly due to growth in net bank card fees, trust fees and loan fees and sales, partly offset by lower cash sweep fees. Investment securities net gains totaled $16.8 million in the current quarter compared to net losses of $4.1 million in the same quarter last year. Net securities gains in the current quarter primarily resulted from unrealized fair value gains of $16.7 million in the Company's private equity portfolio. Non-interest expense increased $10.6 million, or 5.7%, over the second quarter of 2020 mainly due to lower deferred loan origination costs, higher salaries and benefits expense and higher marketing expense.

Net income for the first six months of 2021 was $293.3 million, an increase of $201.6 million, or 219.8%, over the same period last year. Diluted earnings per common shares was $2.49, an increase of 236.5% compared to $.74 per share in the same period last year. For the first six months of 2021, the annualized return on average assets was 1.78%, the annualized return on average equity was 17.42%, and the efficiency ratio was 56.64%. Net interest income increased $9.6 million, or 2.4%, over the same period last year. This growth was largely due to a decrease of $23.6 million in deposits and borrowings interest expense, partly offset by a $19.5 million decrease in interest income on loans. The provision for credit losses was a recovery of $51.9 million for the first six months of 2021, compared to provision expense of $138.5 million in the same period last year, resulting in a decrease of $190.4 million. Non-interest income increased $34.0 million, or 14.1%, over the first six month of last year mainly due to higher trust fees, net bank card fees and loan fees and sales. Non-interest expense increased $9.5 million, or 2.5% over the first six months of last year due to increases in salaries and benefits and data processing and software expense, as well as lower deferred loan origination costs. These increases to expense were partly offset by lower travel and entertainment expense and a reduction in impairment expense on the Company's mortgage servicing rights.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2021 vs. 2020			Six Months Ended June 30, 2021 vs. 2020
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$(3,965)	$3,917	$(48)	$3,933	$(2,148)	$1,785
Real estate - construction and land	1,899	(1,029)	870	3,908	(4,481)	(573)
Real estate - business	489	(1,566)	(1,077)	2,165	(6,533)	(4,368)
Real estate - personal	2,041	(2,595)	(554)	6,127	(5,761)	366
Consumer	674	(3,149)	(2,475)	660	(7,019)	(6,359)
Revolving home equity	(490)	(42)	(532)	(1,078)	(972)	(2,050)
Consumer credit card	(2,586)	(725)	(3,311)	(6,175)	(2,847)	(9,022)
Overdrafts	—	—	—	—	—	—
Total interest on loans	(1,938)	(5,189)	(7,127)	9,540	(29,761)	(20,221)
Loans held for sale	193	(75)	118	405	(180)	225
Investment securities:
U.S. government and federal agency securities	(65)	9,090	9,025	(427)	9,826	9,399
Government-sponsored enterprise obligations	(558)	(147)	(705)	(1,416)	(392)	(1,808)
State and municipal obligations	5,051	(2,721)	2,330	10,678	(5,908)	4,770
Mortgage-backed securities	7,356	(17,674)	(10,318)	20,660	(34,607)	(13,947)
Asset-backed securities	7,356	(6,616)	740	13,361	(13,218)	143
Other securities	1,545	2,105	3,650	3,424	890	4,314
Total interest on investment securities	20,685	(15,963)	4,722	46,280	(43,409)	2,871
Federal funds sold and short-term securities
purchased under agreements to resell	1	1	2	4	(4)	—
Long-term securities purchased under agreements
to resell	1,107	(1,427)	(320)	939	2,407	3,346
Interest earning deposits with banks	242	58	300	1,380	(2,002)	(622)
Total interest income	20,290	(22,595)	(2,305)	58,548	(72,949)	(14,401)
Interest expense:
Deposits:
Savings	81	(52)	29	185	(142)	43
Interest checking and money market	709	(2,871)	(2,162)	2,250	(10,632)	(8,382)
Certificates of deposit of less than $100,000	(287)	(779)	(1,066)	(595)	(1,773)	(2,368)
Certificates of deposit of $100,000 and over	(255)	(2,694)	(2,949)	(635)	(6,487)	(7,122)
Total interest on deposits	248	(6,396)	(6,148)	1,205	(19,034)	(17,829)
Federal funds purchased and securities sold under
agreements to repurchase	101	(366)	(265)	257	(4,980)	(4,723)
Other borrowings	(701)	2	(699)	(1,028)	—	(1,028)
Total interest expense	(352)	(6,760)	(7,112)	434	(24,014)	(23,580)
Net interest income, tax equivalent basis	$20,642	$(15,835)	$4,807	$58,114	$(48,935)	$9,179

Net interest income in the second quarter of 2021 was $208.0 million, an increase of $4.9 million over the second quarter of 2020. On a tax equivalent (T/E) basis, net interest income totaled $211.1 million in the second quarter of 2021, up $4.8 million over the same period last year and up $2.3 million over the previous quarter. The increase in net interest income compared to the second quarter of 2020 was mainly due to higher interest income on investment securities (T/E) of $4.7 million and lower interest expense on interest bearing deposits and borrowings of $7.1 million, partly offset by lower interest income earned on loans (T/E) of $7.1 million. The increase in total interest earned on investment securities (T/E) was mainly the result of growth in average balances, partly offset by a decline in the average rate earned. The decrease in expense on interest bearing deposits and borrowings was a result of a decline in the average rate paid, while the decrease in interest earned on loans (T/E) was mainly the result of lower yields on most loan products. The Company's net yield on earning assets (T/E) was 2.60% in the current quarter compared to 2.94% in the second quarter of 2020.

Total interest income (T/E) decreased $2.3 million from the second quarter of 2020. Interest income on loans (T/E) was $145.6 million during the second quarter of 2021, a decrease of $7.1 million, or 4.7%, from the same quarter last year. The decrease in interest income from the same quarter last year was primarily due to a decrease of 15 basis points in the average rate earned, coupled with a decline of $164.8 million, or 1.0%, in average loan balances. Most of the decrease in interest income occurred in the consumer credit card, consumer, and business real estate loan categories. Interest income on personal real estate and revolving home equity loans also decreased. These decreases were partly offset by an increase in the construction and land loan category. Consumer credit card loan interest decreased $3.3 million due to a decline of $88.2 million in average balances, coupled with a 54 basis point decline in the average rate earned. Consumer loan interest declined $2.5 million due to a decrease of 64 basis points in the average rate earned, partly offset by an increase of $60.4 million in average balances, or 3.1%. Business real estate loan interest income fell $1.1 million due to a 22 basis point decrease in the average rate earned, partly offset by higher average balances of $52.9 million, or 1.8%. Personal real estate loan interest fell $554 thousand from the same quarter last year due to a 38 basis point decline in the average rate earned, partly offset by growth of $221.9 million, or 8.6%, in average balances, and revolving home equity interest income declined $532 thousand due to a decline of $56.2 million in average volume and a 7 basis point decrease in the average rate earned. Business loan interest income declined slightly from the same quarter last year mainly due to a $549.2 million decrease in average loan balances, mostly offset by a 24 basis point increase in the average rate earned. The increase in the yield on business loans was primarily driven by an increase in the yield on Paycheck Protection Program (PPP) loans, which was 3.77% in the second quarter of 2021. These decreases to interest income (T/E) were partly offset by an increase of $870 thousand in interest earned on construction and land loans, mostly due to growth of $192.8 million, or 21.5%, in average loan balances, partly offset by a decline of 39 basis points in the average rate earned.

Interest income on investment securities (T/E) was $57.2 million during the second quarter of 2021, which was an increase of $4.7 million over the same quarter last year. The increase in interest income occurred mainly in interest earned on U.S. government and federal agency obligations, which grew $9.0 million mainly due to an increase in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). Interest income related to TIPS, which is tied to the Consumer Price Index, increased $9.1 million over the same quarter last year. Interest earned on state and municipal obligations grew $2.3 million as a result of growth in the average balance of $681.2 million, or 53.0%, partly offset by a 56 basis point decline in the average rate earned. In addition, interest on asset-backed securities rose $740 thousand as a result of a $1.3 billion increase in the average balance, partly offset by a 100 basis point decline in the average rate earned. Interest earned on other securities grew $3.7 million mainly due to the receipt of a dividend and other distributions from investments in the Company's private equity portfolio. These increases to interest income on investment securities (T/E) were partly offset by a decline in interest earned on mortgage-backed securities, which fell $10.3 million due to a 106 basis point decline in the average rate earned, partly offset by an increase of $1.4 billion, or 25.5%, in the average balance. At June 30, 2021, the Company recorded a $1.9 million adjustment to premium amortization, which decreased interest income this quarter to reflect an acceleration in forward prepayment speed estimates on mortgage-backed securities due to falling interest rates during the quarter. In addition, interest income on government-sponsored enterprise obligations decreased $705 thousand and resulted from a decline in the average balance of $63.7 million and a decrease of 118 basis points in the average rate earned. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $12.9 billion in the second quarter of 2021, compared to $9.4 billion in the second quarter of 2020.

Interest income on long-term securities purchased under agreements to resell decreased $320 thousand from the same quarter last year, due to a decrease of 62 basis points in the average rate earned. In May 2021, $75 million of securities purchased under agreements to resell, which had been earning interest at an average rate of 5.5%, matured. These securities were replaced during the second quarter of 2021 with $525 million of securities earning approximately 0.29%. An additional $250 million, $75 million, and $250 million of securities purchased under agreements to resell will mature in August 2021, November 2021, and February 2022, and these instruments are currently earning interest at average rates of 4.7%, 5.5%, and 6.4%, respectively. Interest income on balances at the Federal Reserve grew $300 thousand mainly due to an increase of $969.7 million in the average balance invested.

The average tax equivalent yield on total interest earning assets was 2.64% in the second quarter of 2021, down from 3.09% in the second quarter of 2020.

Total interest expense decreased $7.1 million compared to the second quarter of 2020 due to a $6.1 million decrease in interest expense on interest bearing deposits and a $964 thousand decrease in interest expense on borrowings. The decrease in deposit interest expense resulted mainly from an 18 basis point decline in the overall average rate paid. Interest expense on certificates of deposit declined $4.0 million due to an 82 basis point decrease in the average rate paid, coupled with a decrease of $105.1 million in the average balance. Interest expense on interest checking and money market accounts declined $2.2 million, due to an eight basis point decrease in the average rate paid, slightly offset by higher average balances of $1.8 billion. Interest expense on borrowings decreased due to lower rates paid, mainly on customer repurchase agreements, coupled with lower average balances of other borrowings. The overall average rate incurred on all interest bearing liabilities was .07% and .25% in the second quarters of 2021 and 2020, respectively.

Net interest income (T/E) for the first six months of 2021 was $419.8 million compared to $410.7 million for the same period in 2020. For the first six months of 2021, the net interest margin was 2.65% compared to 3.12% for the same period in 2020.
Total interest income (T/E) for the first six months of 2021 increased $9.2 million over the same period last year mainly due to lower interest expense on interest bearing deposits and borrowings, partly offset by lower interest income on loans (T/E). Interest income earned on investment securities (T/E) was also higher in the first six months of 2021 than in the same period last year. Loan interest income (T/E) declined $20.2 million, or 6.5%, due to a 42 basis point decline in the average rate earned, partly offset by a $735.9 million increase in total average loan balances. The decrease in loan interest occurred in consumer credit card and revolving home equity loans due to lower average loan balances, coupled with lower average rates. In addition, business real estate and consumer loan interest declined due to lower average rates, partly offset by higher average balances, while business loan interest increased as a result of higher average balances, partly offset by lower rates. Interest income on investment securities (T/E) grew $2.9 million mainly due to an increase of $3.8 billion in the average balance. Interest earned on U.S. government and federal agency obligations grew $9.4 million, mainly due to higher TIPS interest income. Interest earned on state and municipal obligations increased $4.8 million due to higher average balances, partly offset by lower average rates earned. Partly offsetting these increases was a decrease in interest earned on mortgage-backed securities, which declined $13.9 million as a result of lower average rates earned, partly offset by higher average balances. Interest income on long-term securities purchased under agreements to resell increased $3.3 million due to higher average rates and balances. Interest earned on balances at the Federal Reserve decreased $622 thousand due to a 19 basis point decline in the average rate earned, partly offset by a $927.8 million increase in the average balance invested.

Total interest expense for the first six months of 2021 decreased $23.6 million compared to the same period last year. Interest expense on interest bearing deposits decreased $17.8 million, mainly due to a 27 basis point decrease in the overall rate paid. Interest expense on interest checking and money market account balances decreased $8.4 million mainly due to a 16 basis point decrease in rates paid, partly offset by higher average balances. Interest expense on jumbo CD's declined $7.1 million due to a 107 basis point decline in rates paid. Interest expense on borrowings decreased $5.8 million, mainly due to lower rates paid on customer repurchase agreements. The overall cost of total interest bearing liabilities decreased to .08% compared to .38% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2021	2020	% change	2021	2020	% change
Bank card transaction fees	$42,608	$33,745	26.3%	$80,303	$73,945	8.6%
Trust fees	46,257	37,942	21.9	90,384	77,907	16.0
Deposit account charges and other fees	23,988	22,279	7.7	46,563	45,956	1.3
Capital market fees	3,327	3,772	(11.8)	8,308	7,562	9.9
Consumer brokerage services	4,503	3,011	49.6	8,584	7,088	21.1
Loan fees and sales	7,446	4,649	60.2	17,630	7,884	123.6
Other	11,014	12,117	(9.1)	23,416	20,836	12.4
Total non-interest income	$139,143	$117,515	18.4%	$275,188	$241,178	14.1%
Non-interest income as a % of total revenue*	40.1%	36.7%		39.9%	37.4%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three and six month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2021	2020	% change	2021	2020	% change
Net debit card fees	$10,505	$8,820	19.1%	$19,872	$18,142	9.5%
Net credit card fees	4,105	2,903	41.4	7,526	6,390	17.8
Net merchant fees	4,895	4,226	15.8	9,509	8,614	10.4
Net corporate card fees	23,103	17,796	29.8	43,396	40,799	6.4
Total bank card transaction fees	$42,608	$33,745	26.3%	$80,303	$73,945	8.6%

For the second quarter of 2021, total non-interest income amounted to $139.1 million compared to $117.5 million in the same quarter last year, which was an increase of $21.6 million, or 18.4%. The increase was mainly due to higher net bank card fees and trust fees. Additionally, loan fees and sales, deposit account fees, and consumer brokerage fees grew compared to the same quarter last year, but were partly offset by lower capital market fees and other non-interest income. Bank card transaction fees for the current quarter grew $8.9 million, or 26.3%, over the same period last year, due to growth of $5.3 million in net corporate card fees, $1.7 million in net debit card fees, $1.2 million in net credit card fees, and $669 thousand in net merchant fees. The growth in net corporate card fees and net credit card fees was mainly due to higher interchange income, partly offset by higher rewards expense. The growth in net debit card fees was mainly due to higher interchange income, while the growth in net merchant fees was mostly due to higher merchant fees, partly offset by higher network expense. Trust fees for the quarter increased $8.3 million, or 21.9%, over the same quarter last year, resulting from higher private client and institutional trust fees, which were up 23.3% and 18.3%, respectively. Compared to the same period last year, deposit account fees increased $1.7 million, or 7.7%, mainly due to higher overdraft and return item fees. Capital market fees decreased $445 thousand, or 11.8%, while loan fees and sales increased $2.8 million, or 60.2%, due to higher mortgage banking revenue. Consumer brokerage service fees increased $1.5 million, or 49.6%, compared to the same quarter last year, mainly due to growth in annuity and advisory fees. Other non-interest income decreased $1.1 million, or 9.1%, mainly due to a decline of $2.8 million in cash sweep commissions, partly offset by increases of $773 thousand and $443 thousand in check sales and wire fees and tax credit sales fees, respectively. In addition, gains on asset sales increased $431 thousand mainly due to a $1.3 million gain on the sale of a branch location, partly offset by a $1.1 million lease impairment.

Non-interest income for the first six months of 2021 was $275.2 million compared to $241.2 million in 2020, resulting in an increase of $34.0 million, or 14.1%. Bank card fees increased $6.4 million, or 8.6%, due to growth of $2.6 million in net corporate card fees, $1.7 million in net debit card fees, $1.1 million in net credit card fees, and $895 thousand in net merchant fees. Trust fee income increased $12.5 million, or 16.0%, as a result of growth in private client and institutional trust fee income. Deposit account fees increased $607 thousand due to higher corporate cash management fees, partly offset by lower overdraft and return item fees and deposit fees. For the six months ended June 30, 2021, corporate cash management fees comprised 52.9% of total deposit fees, while overdraft fees comprised 22.6% of total deposit fees. Capital market fees increased $746 thousand, while consumer brokerage service fees grew $1.5 million, or 21.1%, as a result of higher annuity and advisory fees. Loan fees and sales increased $9.7 million, or 123.6%, due to growth in mortgage banking revenue. Other income increased $2.6 million, mainly due to gains recorded on branch sales, higher check sales and wire fees, interest rate swap fees and tax credit sales fees. In addition, fair value adjustments on the Company's deferred compensation plan assets, which are held in a trust and recorded as both an asset and a liability, increased $2.4 million over the same period last year, affecting both other income and other expense. These increases were partly offset by lower cash sweep commissions and a lease impairment.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Net gains on sales of available for sale debt securities	$—	$3,291	$—	$3,291
Net gains on sales of equity securities	—	—	—	2
Net gains (losses) on sales and fair value adjustments of private equity investments	16,754	(7,497)	26,642	(20,505)
Fair value adjustments on equity securities, net	50	77	15	(218)
Total investment securities gains (losses), net	$16,804	$(4,129)	$26,657	$(17,430)

Net gains and losses on investment securities, which were recognized in earnings during the three months ended June 30, 2021 and 2020, are shown in the table above. Net securities gains of $16.8 million were reported in the second quarter of 2021, compared to net losses of $4.1 million in the same period last year. The net gains in the second quarter of 2021 were primarily comprised of $16.7 million of net gains in fair value on the Company’s private equity investments. The net losses on investment securities for the same quarter last year were mainly comprised of $7.5 million of net losses in fair value on the Company’s private equity investments, as the economic conditions resulting from the COVID-19 pandemic negatively impacted investment valuations, partly offset by gains of $3.3 million on sales of available for sale debt securities.

Net gains on investment securities of $26.7 million were recognized in earnings for the six months ended June 30, 2021, compared to net losses of $17.4 million for the same period in 2020. Net gains in the first half of 2021 were mainly comprised of a gain of $1.6 million on the sale of a private equity investment and $25.0 million of net gains in fair value on private equity investments. Net losses in the first half of 2020 were mainly comprised of fair value adjustments on private equity investments partly offset by gains on sales of available for sale debt securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $5.2 million during the first six months of 2021 and income of $3.7 million during the first six months of 2020.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2021	2020	% change	2021	2020	% change
Salaries and employee benefits	$130,751	$126,759	3.1%	$259,784	$255,696	1.6%
Net occupancy	11,527	11,269	2.3	23,548	23,017	2.3
Equipment	4,605	4,755	(3.2)	8,958	9,576	(6.5)
Supplies and communication	4,033	4,427	(8.9)	8,158	9,085	(10.2)
Data processing and software	24,954	23,837	4.7	50,417	47,392	6.4
Marketing	5,680	3,801	49.4	10,838	9,780	10.8
Other	16,576	12,664	30.9	28,996	26,664	8.7
Total non-interest expense	$198,126	$187,512	5.7%	$390,699	$381,210	2.5%

Non-interest expense for the second quarter of 2021 amounted to $198.1 million, an increase of $10.6 million, or 5.7%, compared to expense of $187.5 million in the second quarter of last year. The increase in expense was mainly due to lower deferred origination costs, higher salaries and benefits expense and higher marketing expense. Salaries expense increased $1.3 million, or 1.2%, driven by growth in incentive compensation, partly offset by declines in full and part-time salaries and overtime pay expense. Employee benefits expense totaled $19.0 million, reflecting an increase of $2.7 million, or 16.5%, mainly as a result of higher healthcare expense, partly offset by lower payroll taxes and other benefits expense. Full-time equivalent employees totaled 4,590 at June 30, 2021, compared to 4,856 at June 30, 2020. Occupancy expense grew $258 thousand, while supplies and communication and equipment expense declined $394 thousand and $150 thousand, respectively. Data processing and software expense increased $1.1 million, or 4.7%, while marketing expense grew $1.9 million, or 49.4%, in support of strategic initiatives and to grow the customer base. Other non-interest expense increased $3.9 million, or 30.9%, mainly due to lower deferred loan origination costs of $4.0 million, higher FDIC insurance expense of $502 thousand, community service expense of $410 thousand and travel and entertainment expense of $476 thousand. These increases to expense were partly offset by a $1.0 million reduction in impairment expense on mortgage servicing rights.

Non-interest expense amounted to $390.7 million for the first six months of 2021, an increase of $9.5 million, or 2.5%, over the first six months of 2020. Salaries and benefits expense increased $4.1 million, or 1.6%, mainly due to higher costs for incentive compensation and healthcare, partly offset by lower full and part-time salaries expense and other benefits expense. Occupancy expense increased $531 thousand, or 2.3%, while equipment expense decreased $618 thousand, or 6.5%. Supplies and communication expense declined $927 thousand, or 10.2%, mainly due to lower office supplies and postage expense. Data processing expense increased $3.0 million, or 6.4%, mostly due to higher costs for service providers, while marketing expense grew $1.1 million, or 10.8%. Other non-interest expense increased $2.3 million, or 8.7%, mainly due to lower deferred loan origination costs and higher FDIC insurance expense, in addition to the previously mentioned fair value equity adjustments of $2.4 million on the Company's deferred compensation plan assets. These increases to expense were partly offset by lower travel and entertainment expense and a reduction in impairment expense on the Company's mortgage servicing rights.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Six Months Ended June 30
	June 30, 2021	Mar. 31, 2021	June 30, 2020	2021	2020
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$200,527	$220,834	$171,653	$220,834	$160,682
Adoption of ASU 2016-13	—	—	—	—	(21,039)
Balance at beginning of period	$200,527	$220,834	$171,653	$220,834	$139,643
Provision for credit losses on loans	(27,433)	(10,355)	77,491	$(37,788)	$120,359
Net loan charge-offs (recoveries):
Commercial:
Business	(4,909)	(4)	3,249	(4,913)	2,876
Real estate-construction and land	—	1	—	1	—
Real estate-business	(85)	20	(6)	(65)	(27)
Commercial net loan charge-offs (recoveries)	(4,994)	17	3,243	(4,977)	2,849
Personal Banking:
Real estate-personal	(16)	15	(71)	(1)	(75)
Consumer	378	763	1,362	1,141	3,073
Revolving home equity	28	23	(34)	51	(72)
Consumer credit card	5,155	8,981	3,584	14,136	12,741
Overdrafts	148	153	316	301	742
Personal banking net loan charge-offs	5,693	9,935	5,157	15,628	16,409
Total net loan charge-offs	699	9,952	8,400	10,651	19,258
Balance at end of period	$172,395	$200,527	$240,744	$172,395	$240,744
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$42,430	$38,307	$32,250	$38,307	$1,075
Adoption of ASU 2016-13	—	—	—	—	16,090
Balance at beginning of period	42,430	38,307	32,250	38,307	17,165
Provision for credit losses on unfunded lending commitments	(18,222)	4,123	3,049	(14,099)	18,134
Balance at end of period	24,208	42,430	35,299	24,208	35,299
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$196,603	$242,957	$276,043	$196,603	$276,043

	Three Months Ended			Six Months Ended June 30
	June 30, 2021	Mar. 31, 2021	June 30, 2020	2021	2020
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	(.32%)	—%	.19%	(.16%)	.09%
Real estate-construction and land	—	—	—	—	—
Real estate-business	(.01)	—	—	—	—
Commercial net loan charge-offs (recoveries)	(.19)	—	.12	(.10)	.06
Personal Banking:
Real estate-personal	—	—	(.01)	—	(.01)
Consumer	.08	.16	.28	.12	.32
Revolving home equity	.04	.03	(.04)	.04	(.04)
Consumer credit card	3.59	5.98	2.17	4.81	3.68
Overdrafts	15.89	17.50	43.65	16.67	42.90
Personal banking net loan charge-offs	.40	.71	.37	.55	.60
Total annualized net loan charge-offs	.02%	.25%	.21%	.13%	.25%
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

Net loan charge-offs in the second quarter of 2021 amounted to $699 thousand, compared to $10.0 million in the prior quarter and $8.4 million in the second quarter of last year. During the second quarter of 2021, the Company recorded net recoveries on commercial loans of $5.0 million, compared to net charge-offs of $17 thousand in the prior quarter. Net loan recoveries on commercial loans resulted from recoveries on two business loans in the current quarter. In addition to commercial loan net recoveries, net charge-offs on consumer credit card loans declined $3.8 million in the second quarter of 2021, compared to the prior quarter. The decrease in consumer credit card net charge-offs compared to prior quarter was mainly due to higher charge-offs in the first quarter of 2021 that resulted from the expiration of a COVID-related relief program. The program, offered during 2020, caused the past due and charge-off process on some loans to not advance for several months. As the short-term relief expired, those loans progressed into past due stages during the fourth quarter of 2020 and were ultimately charged-off during the first quarter of 2021. Compared to the same period last year, net loan charge-offs in the second quarter of 2021 decreased $7.7 million. The decrease in net charge-offs during the second quarter of 2021 compared to the same quarter last year was driven by $4.9 million in net recoveries on business loans and $984 thousand in lower net charge-offs on consumer loans, partly offset by $1.6 million in higher net charge-offs on consumer credit card loans.

For the three months ended June 30, 2021, annualized net charge-offs on average consumer credit card loans totaled 3.59%, compared to 5.98% in the previous quarter and 2.17% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .08%, compared to .16% in the prior quarter and .28% in the same period last year. In the second quarter of 2021, total annualized net loan charge-offs were .02%, compared to .25% in the previous quarter and .21% in the same period last year.

The provision for credit losses, which includes the provision for loans and unfunded lending commitments, was a benefit of $45.7 million for the second quarter of 2021, compared to a benefit of $6.2 million in the first quarter of 2021 and an expense of $80.5 million in the second quarter of 2020. In the current quarter, the provision for credit losses on loans was a benefit of $27.4 million, which was a $17.1 million increase over the $10.4 million benefit in the prior quarter. The provision for credit losses on loans in the current quarter decreased $104.9 million compared to the provision expense in the second quarter of 2020. The continued recovery of the provision for credit losses on loans is the result of an improved forecast coupled with lower than projected net charge-offs. The allowance for credit losses significantly increased during the first half of 2020 due to the pandemic-induced recession. The economic forecast utilized in the first half of 2020 captured extreme uncertainty with high unemployment rates, but through various governmental stimulus programs, improvements in the public health crisis due to the development and increasing availability of a COVID-19 vaccine, the projected net charge-offs were not realized and the economic forecast improved, thus allowing the release of the allowance for credit losses during the first and second quarters of 2021.

For the six months ended June 30, 2021, net loan charge-offs totaled $10.7 million, compared to $19.3 million in the same period last year. During the first six months of 2021, the Company recorded net recoveries of $5.0 million on commercial loans, compared to net loan charge-offs of $2.8 million in the first six months of 2020. In addition, consumer loan net charge-offs declined $1.9 million, while consumer credit card loan net charge-offs increased $1.4 million in the first six months of 2021, compared to the first six months of the prior year. The provision for credit losses on loans for the first six months of 2021 was a benefit of $37.8 million. In the same period last year, provision expense totaled $120.4 million and exceeded net loan charge-offs by $101.1 million.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $18.2 million, reflecting a $22.3 million decrease from the provision of $4.1 million in the prior quarter, and decreased $21.3 million compared to the second quarter of 2020. At June 30, 2021, the liability for unfunded lending commitments was $24.2 million, compared to $42.4 million at March 31, 2021 and $35.3 million at June 30, 2020. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

For the quarter ended June 30, 2021, the allowance for credit losses on loans decreased $28.1 million, compared to the allowance for credit losses on loans as of March 31, 2021. The decrease was primarily due to the improved economic forecast.

The allowance for credit losses on commercial loans decreased $21.6 million as a result of the improved economic forecast and lower than expected net charge-offs. Additionally, the allowance for credit losses related to personal banking loans, including consumer credit card loans, decreased $6.5 million. While the forecast continued to improve, the allowance considered the uncertainty of future potential COVID-19 disruptions on both the consumer and commercial portfolios. At June 30, 2021, the allowance for credit losses on loans amounted to $172.4 million, compared to $200.5 million and $220.8 million at March 31, 2021 and December 31, 2020, respectively, and was 1.10%, 1.22% and 1.35% of total loans at June 30, 2021, March 31, 2021, and December 31, 2020, respectively.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at June 30, 2021.

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

(Dollars in thousands)	June 30, 2021	December 31, 2020
Non-accrual loans	$11,166	$26,540
Foreclosed real estate	229	93
Total non-performing assets	$11,395	$26,633
Non-performing assets as a percentage of total loans	.07%	.16%
Non-performing assets as a percentage of total assets	.03%	.08%
Total loans past due 90 days and still accruing interest	$12,338	$22,190

Non-accrual loans totaled $11.2 million at June 30, 2021, a decrease of $15.4 million from the balance at December 31, 2020. The decrease occurred mainly in business loans which decreased $13.7 million. At June 30, 2021, non-accrual loans were comprised of business (79.1%), personal real estate (15.0%), and business real estate (5.9%) loans. Foreclosed real estate totaled $229 thousand at June 30, 2021, an increase of $136 thousand when compared to December 31, 2020. Total loans past due 90 days or more and still accruing interest were $12.3 million as of June 30, 2021, a decrease of $9.9 million from December 31, 2020. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $386.2 million at June 30, 2021 compared with $361.8 million at December 31, 2020, resulting in an increase of $24.5 million, or 6.8%.

(In thousands)	June 30, 2021	December 31, 2020
Potential problem loans:
Business	$84,410	$133,039
Real estate – construction and land	41,393	29,378
Real estate – business	260,039	198,666
Real estate – personal	389	670
Total potential problem loans	$386,231	$361,753

At June 30, 2021, the Company had $118.4 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $97.8 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 7.1% of total loans outstanding at June 30, 2021. The largest component of construction and land loans was commercial construction, which increased $92.1 million during the six months ended June 30, 2021. At June 30, 2021, multi-family residential construction loans totaled approximately $234.2 million, or 25.5%, of the commercial construction loan portfolio, compared to $238.0 million, or 28.8%, at December 31, 2020.

(Dollars in thousands)	June 30, 2021	% of Total	% of Total Loans	December 31, 2020	% of Total	% of Total Loans
Commercial construction	$919,621	83.3%	5.9%	$827,546	81.0%	5.1%
Residential construction	104,245	9.4	.7	94,729	9.3	.6
Residential land and land development	42,252	3.9	.3	59,299	5.8	.4
Commercial land and land development	37,543	3.4	.2	40,021	3.9	.2
Total real estate - construction and land loans	$1,103,661	100.0%	7.1%	$1,021,595	100.0%	6.3%

Real Estate – Business Loans
Total business real estate loans were $3.0 billion at June 30, 2021 and comprised 19.3% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2021, 37.4% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	June 30, 2021	% of Total	% of Total Loans	December 31, 2020	% of Total	% of Total Loans
Owner-occupied	$1,127,827	37.4%	7.2%	$1,145,862	37.9%	7.0%
Office	365,937	12.1	2.3	385,392	12.7	2.4
Multi-family	351,734	11.7	2.2	301,161	10.0	1.8
Retail	328,674	10.9	2.1	349,461	11.5	2.1
Hotels	268,013	8.9	1.7	271,189	9.0	1.7
Senior living	184,603	6.1	1.2	195,800	6.5	1.2
Farm	166,003	5.5	1.1	169,692	5.6	1.0
Industrial	102,636	3.4	.7	78,341	2.6	.5
Other	122,133	4.0	.8	129,219	4.2	.8
Total real estate - business loans	$3,017,560	100.0%	19.3%	$3,026,117	100.0%	18.5%

Revolving Home Equity Loans
The Company had $283.6 million in revolving home equity loans at June 30, 2021 that were generally collateralized by residential real estate. Most of these loans (93.2%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2021, the outstanding principal of loans with an original LTV higher than 80% was $31.2 million, or 11.0% of the portfolio, compared to $32.1 million as of December 31, 2020. Total revolving home equity loan balances over 30 days past due were $1.9 million at June 30, 2021 compared to $2.0 million at December 31, 2020, and there were no revolving home equity loans on non-accrual status at June 30, 2021 or December 31, 2020. The weighted average FICO score for the total current portfolio balance is 793. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2021 through 2023, approximately 15.9% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 92% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 43% of the consumer loan portfolio at June 30, 2021, and outstanding balances for auto loans were $884.9 million and $879.9 million at June 30, 2021 and December 31, 2020, respectively. The balances over 30 days past due amounted to $6.4 million at June 30, 2021 compared to $9.2 million at December 31, 2020, and comprised .7% and 1.0% of the outstanding balances of these loans at June 30, 2021 and December 31, 2020, respectively. For the six months ended June 30, 2021, $228.5 million of new auto loans were originated, compared to $206.5 million during the first six months of 2020.  At June 30, 2021, the automobile loan portfolio had a weighted average FICO score of 760, and net charge-offs on auto loans were .11% of average auto loans at June 30, 2021.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 11% of the consumer loan portfolio at June 30, 2021. Losses on these loans have historically been low, and the Company saw a small charge-off in 2021. Private banking loans comprised 28% of the consumer loan portfolio at June 30, 2021. The Company's private banking loans are generally well-collateralized and at June 30, 2021 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $673 thousand in the first six months of 2021 and were .2% of the average balances of these loans at June 30, 2021.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2021 of $586.4 million in consumer credit card loans outstanding, approximately $96.9 million, or 16.5%, carried a low promotional rate. Within the next six months, $39.0 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $238.8 million, or 1.5% of total loans at June 30, 2021, an increase of $60.1 million from year end 2020, as shown in the table below.

(In thousands)	June 30, 2021	December 31, 2020	Unfunded commitments at June 30, 2021
Extraction	$157,050	$133,866	$130,827
Mid-stream shipping and storage	44,075	15,634	64,848
Downstream distribution and refining	23,482	18,365	17,738
Support activities	14,236	10,864	15,495
Total energy lending portfolio	$238,843	$178,729	$228,908

Information about the credit quality of the Company's energy lending portfolio as of June 30, 2021 and December 31, 2020 is provided in the table below.

(Dollars in thousands)	June 30, 2021	% of Energy Lending	December 31, 2020	% of Energy Lending
Pass	$215,904	90.4%	$126,380	70.7%
Special mention	1,999	0.8	17,978	10.1
Substandard	18,362	7.7	31,676	17.7
Non-accrual	2,578	1.1	2,695	1.5
Total	$238,843	100.0%	$178,729	100.0%

Energy lending balances classified as substandard and non-accrual represented 7.7% and 1.1% respectively, of total energy lending loan balances at June 30, 2021. The Company saw a small recovery on energy loans during the six months ended June 30, 2021. The Company recorded $15 thousand of net loan charge-offs on energy loans for the year ended December 31, 2020.

Small Business Lending
During April 2020, in response to the COVID-19 crisis, the federal government created the PPP, sponsored by the Small Business Administration ("SBA"), under the CARES Act. As a participating lender under the program, the Company funded loans of $1.5 billion during 2020 (round 1) and $402.1 million during 2021 (round 2). The balance of PPP loans at June 30, 2021 was $854.3 million, a decrease of $572.6 million compared to balances at March 31, 2021. The change in PPP loan balances reflected a decline of $639.5 million in loan balances from March 31, 2021 (round 1), partially offset by a $67.0 million net increase of loan balances during the second quarter of 2021 (round 2). Since the start of the PPP, the Company has recognized $40.5 million of a total of $60.2 million of PPP fees as of June 30, 2021, including $9.8 million during the second quarter of 2021.

The Company understands that the PPP loans are fully guaranteed by the SBA. Therefore, there was no increase in the allowance for credit losses on loans related to these loans as there is no expectation of credit loss. The maximum term of the loans is five years, however, the Company believes that almost all of the loan balances are expected to be forgiven by the SBA. The process of loan forgiveness began during the third quarter of 2020, and the Company believes most of the remaining PPP loan balances will be forgiven during the remainder of 2021.

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.0 billion at June 30, 2021 and December 31, 2020. Additional unfunded commitments at June 30, 2021 totaled $1.7 billion.

Income Taxes
Income tax expense was $45.2 million in the second quarter of 2021, compared to $32.1 million in the first quarter of 2021 and $9.7 million in the second quarter of 2020. The Company's effective tax rate, including the effect of non-controlling interest, was 21.8% in the second quarter of 2021, compared to 19.7% in the first quarter of 2021 and 19.5% in the second quarter of 2020. For the six months ended June 30, 2021, income tax expense was $77.3 million, compared to $19.8 million for the same period during the previous year, resulting in effective tax rates of 20.9% and 17.8%, respectively. The increase in the effective tax rate in the current quarter compared to the prior quarter and the same quarter last year is primarily due to the mix of taxable and nontaxable income and expenses.

Financial Condition
Balance Sheet
Total assets of the Company were $33.9 billion at June 30, 2021 and $32.9 billion at December 31, 2020. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $32.4 billion at June 30, 2021 and $31.3 billion at December 31, 2020, and consisted of 48% in loans and 41% in investment securities at June 30, 2021.

At June 30, 2021, total loans decreased $710.8 million, or 4.3%, compared to balances at December 31, 2020. Business loans decreased $742.3 million, primarily due to a decline in Paycheck Protection Plan (PPP) loans. Consumer credit card loans and personal real estate loans also decreased $68.7 million and $26.8 million, respectively. These decreases were partially offset by growth in consumer banking loans and construction loans of $98.7 million and $82.1 million, respectively.

Available for sale investment securities, excluding fair value adjustments, increased $979.5 million at June 30, 2021 compared to December 31, 2020. Purchases of securities during this period totaled $2.8 billion, offset by maturities and pay downs of $1.7 billion. The largest increases in outstanding balances occurred in asset-backed securities and non-agency mortgage back securities, which increased $1.0 billion and $467.1 million, respectively. These increases were partially offset by a decrease in agency mortgage-backed securities of $561.1 million at June 30, 2021 compared to December 31, 2020. At June 30, 2021, the duration of the investment portfolio was 3.4 years, and maturities and pay downs of approximately $2.6 billion are expected to occur during the next 12 months.

Total deposits at June 30, 2021 amounted to $27.5 billion, an increase of $539.5 million compared to December 31, 2020. The increase in deposits largely resulted from increases in demand deposits, mainly in business demand deposits (increase of $396.7 million) and personal demand deposits (increase of $164.5 million). Additionally, savings deposits increased $214.5 million. These increases were partially offset by decreases of $209.3 million in interest checking deposits and $98.4 million in certificates of deposit balances at June 30, 2021 compared to balances at December 31, 2020. The Company's borrowings totaled $2.3 billion at June 30, 2021, an increase of $221.2 million from balances at December 31, 2020, mainly due to an increase in customer repurchase agreements.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2021	March 31, 2021	December 31, 2020
Liquid assets:
Available for sale debt securities	$13,291,506	$12,528,203	$12,449,264
Federal funds sold	5,945	500	—
Long-term securities purchased under agreements to resell	1,300,000	850,000	850,000
Balances at the Federal Reserve Bank	2,161,644	2,017,128	1,747,363
Total	$16,759,095	$15,395,831	$15,046,627

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $5.9 million as of June 30, 2021. Long-term resale agreements, maturing through 2023, totaled $1.3 billion at June 30, 2021. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $1.4 billion in fair value at June 30, 2021. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.2 billion at June 30, 2021. The fair value of the available for sale debt portfolio was $13.3 billion at June 30, 2021 and included an unrealized net gain of $214.5 million. The total net unrealized gain included net gains of $97.6 million on mortgage-backed and asset-backed securities, $55.6 million on U.S. government and federal agency obligations, and $51.2 million on state and municipal obligations.

Approximately $2.6 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2021	March 31, 2021	December 31, 2020
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$25,179	$39,586	$40,792
FHLB borrowings and letters of credit	4,296	4,874	5,376
Securities sold under agreements to repurchase *	2,573,314	2,170,744	2,322,941
Other deposits and swaps	2,982,225	2,477,132	2,438,628
Total pledged securities	5,585,014	4,692,336	4,807,737
Unpledged and available for pledging	6,369,604	6,490,351	6,310,907
Ineligible for pledging	1,336,888	1,345,516	1,330,620
Total available for sale debt securities, at fair value	$13,291,506	$12,528,203	$12,449,264
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2021, such deposits totaled $25.7 billion and represented 93.6% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.3 billion at June 30, 2021. These accounts are normally considered more volatile and higher costing and comprised 4.6% of total deposits at June 30, 2021.

(In thousands)	June 30, 2021	March 31, 2021	December 31, 2020
Core deposit base:
Non-interest bearing	$11,085,286	$11,076,556	$10,497,598
Interest checking	2,192,932	2,180,434	2,402,272
Savings and money market	12,461,764	12,391,944	12,202,184
Total	$25,739,982	$25,648,934	$25,102,054

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	June 30, 2021	March 31, 2021	December 31, 2020
Borrowings:
Federal funds purchased	$12,335	$28,490	$42,270
Securities sold under agreements to repurchase	2,305,893	1,909,620	2,056,113
Other debt	2,194	3,791	802
Total	$2,320,422	$1,941,901	$2,099,185

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are collateralized by securities in the Company's investment portfolio and are comprised of non-insured customer funds totaling $2.3 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at June 30, 2021.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2021.

	June 30, 2021
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,154,427	$1,077,169	$3,231,596
Letters of credit issued	(136,620)	—	(136,620)
Available for future advances	$2,017,807	$1,077,169	$3,094,976

In addition to those mentioned above, several other sources of liquidity are available. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit or privately placed corporate notes or other forms of debt. The Company receives strong outside rankings from both Standard & Poor's and Moody's on both the consolidated company level and its subsidiary bank, Commerce Bank, which would support future financing efforts, should the need arise. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Rating outlook	Stable
Commerce Bank
Issuer rating	A	A2
Baseline credit assessment		a1
Short-term rating	A-1	P-1
Rating outlook	Stable	Stable

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $338.0 million during the first six months of 2021, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $327.2 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $696.2 million. Activity in the investment securities portfolio used cash of $907.6 million from purchases (net of sales, maturities and pay downs), while growth in the loan portfolio provided cash of $678.6 million. Financing activities provided cash of $706.9 million, largely resulting from an increase in deposits of $587.1 million paired with an increase of $219.8 million in federal funds purchased and securities sold under agreements to repurchase, partially offset by dividend payments of $61.6 million on common stock and treasury stock purchases of $39.9 million.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2021 and December 31, 2020, as shown in the following table.

(Dollars in thousands)	June 30, 2021	December 31, 2020	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$22,079,166	$21,516,461
Tier I common risk-based capital	3,135,310	2,950,926
Tier I risk-based capital	3,135,310	2,950,926
Total risk-based capital	3,326,913	3,189,432
Tier I common risk-based capital ratio	14.20%	13.71%	7.00%	6.50%
Tier I risk-based capital ratio	14.20	13.71	8.50	8.00
Total risk-based capital ratio	15.07	14.82	10.50	10.00
Tier I leverage ratio	9.36	9.45	4.00	5.00
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the six months ended June 30, 2021, the Company purchased 535,433 shares at an average price of $74.50 in open market purchases and through stock-based compensation transactions. At June 30, 2021, 3,009,146 shares remained available for purchase under the Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.263 per share cash dividend on its common stock in the second quarter of 2021, which was a 2.1% increase compared to its 2020 quarterly dividend.

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

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2021 totaled $13.2 billion (including $4.9 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $412.7 million and $9.5 million, respectively, at June 30, 2021. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $2.9 million at June 30, 2021. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheet. At June 30, 2021, the liability for unfunded commitments totaled $24.2 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

During the third quarter of 2020, the Company signed a $106.6 million agreement with U.S. Capital Development to develop a 280,000 square foot commercial office building in a two building complex in Clayton, Missouri, which is expected to be completed near the end of 2022. As of June 30, 2021, the Company has made payments totaling $33.0 million. While the Company intends to occupy a portion of the office building for executive offices, a 15 year lease agreement has been signed by an anchor tenant to lease approximately 40% of the office building.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first six months of 2021, purchases and sales of tax credits amounted to $62.5 million and $58.9 million, respectively. Fees from sales of tax credits were $2.6 million for the six months ended June 30, 2021, compared to $2.1 million in the same period last year. At June 30, 2021, the Company expected to fund outstanding purchase commitments of $125.0 million during the remainder of 2021.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2021 and 2020.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2021
Net interest income	$158,748	$224,809	$35,111	$418,668	$(4,938)	$413,730
Provision for credit losses	(15,565)	4,925	1	(10,639)	62,526	51,887
Non-interest income	75,153	102,987	103,490	281,630	(6,442)	275,188
Investment securities gains, net	—	—	—	—	26,657	26,657
Non-interest expense	(144,453)	(161,898)	(67,091)	(373,442)	(17,257)	(390,699)
Income before income taxes	$73,883	$170,823	$71,511	$316,217	$60,546	$376,763
Six Months Ended June 30, 2020
Net interest income	$160,251	$188,774	$26,383	$375,408	$28,714	$404,122
Provision for credit losses	(16,231)	(2,922)	(3)	(19,156)	(119,336)	(138,492)
Non-interest income	70,374	95,826	91,999	258,199	(17,021)	241,178
Investment securities losses, net	—	—	—	—	(17,430)	(17,430)
Non-interest expense	(152,716)	(159,050)	(61,982)	(373,748)	(7,462)	(381,210)
Income before income taxes	$61,678	$122,628	$56,397	$240,703	$(132,535)	$108,168
Increase in income before income taxes:
Amount	$12,205	$48,195	$15,114	$75,514	$193,081	$268,595
Percent	19.8%	39.3%	26.8%	31.4%	145.7%	248.3%
Consumer
For the six months ended June 30, 2021, income before income taxes for the Consumer segment increased $12.2 million, or 19.8%, compared to the first six months of 2020. This increase in income before income taxes was mainly due to growth in non-interest income of $4.8 million, or 6.8%, lower non-interest expense of $8.3 million, or 5.4%, and a decrease in the provision for credit losses of $666 thousand. These increases to income were partly offset by lower net interest income of $1.5 million, or .9%. Net interest income decreased due to a $13.3 million decline in loan interest income, partly offset by a $4.2 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, and a $7.6 million decrease in deposit interest expense. Non-interest income increased mainly due to growth in mortgage banking revenue and increases in net credit and debit card fees, partly offset by a decrease in deposit account fees (mainly overdraft and return item fees and deposit account service charge fees). Non-interest expense decreased from the same period in the previous year due to lower salaries expense, lower allocated service costs for mortgage operations, and a reduction in impairment expense on mortgage servicing rights. These decreases were partly offset by growth in marketing expense. The provision for credit losses totaled $15.6 million, a $666 thousand decrease from the first six months of 2020, mainly due to lower personal and overdraft loan net charge-offs, partly offset by higher credit card loan net charge-offs.

Commercial
For the six months ended June 30, 2021, income before income taxes for the Commercial segment increased $48.2 million, or 39.3%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and non-interest income, and a decrease in the provision for loan losses, partly offset by higher non-interest expense. Net interest income increased $36.0 million, or 19.1%, due to a $40.3 million increase in net allocated funding credits and a decrease in deposit and borrowings interest expense of $11.6 million. These increases to income were partly offset by a $15.9 million decrease in loan interest income. Non-interest income increased $7.2 million, or 7.5%, over the previous year mainly due to growth in net bank card fees (mainly corporate card and merchant fees), interest rate swap fees and deposit account fees (mainly corporate cash management fees). These increases were partly offset by a decline in cash sweep commissions. Non-interest expense increased $2.8 million, or 1.8%, mainly due to higher salaries and benefits expense (mainly incentive compensation) and lower deferred origination costs, partly offset by lower travel and entertainment expense and allocated service costs (mainly teller and bank card servicing). The provision for credit losses decreased $7.8 million from the same period last year, mainly due to net recoveries recorded on business loans and lower net charge-offs on commercial card loans, partly offset by recoveries recorded on lease loans in the prior year.

Wealth
Wealth segment pre-tax profitability for the six months ended June 30, 2021 increased $15.1 million, or 26.8%, over the same period in the previous year. Net interest income increased $8.7 million, or 33.1%, mainly due to an $8.1 million increase in net allocated funding credits and lower deposit interest expense of $2.6 million, partly offset by a $2.0 million decrease in loan interest income. Non-interest income increased $11.5 million, or 12.5%, over the prior year largely due to higher trust fees (mainly private client trust fees and institutional trust fees), brokerage fees and mortgage banking revenue, partly offset by lower cash sweep commissions. Non-interest expense increased $5.1 million, or 8.2%, mainly due to a higher salaries expense (mainly incentive compensation) and allocated support costs (mainly information technology and online banking). The provision for credit losses decreased slightly from the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $193.1 million. This increase was partly due to higher non-interest income of $10.6 million, partly offset by lower net interest income of $33.7 million and an increase in non-interest expense of $9.8 million. Unallocated securities gains were $26.7 million in the first six months of 2021 compared to losses of $17.4 million in 2020. Also, the unallocated provision for credit losses decreased $181.9 million, as the provision was $48.4 million less than net charge-offs in the first six months of 2021, while the provision was $101.1 million in excess of net charge-offs during the first six months of 2020. For management reporting purposes, net charge-offs are allocated to the segments when incurred. Additionally, the Company's provision for credit losses on unfunded lending commitments, which is not allocated to the segments for management reporting, was a benefit of $14.1 million for the six months ended June 30, 2021.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2021 and 2020

	Second Quarter 2021			Second Quarter 2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,211,610	$48,844	3.15%	$6,760,827	$48,892	2.91%
Real estate — construction and land	1,088,433	9,670	3.56	895,648	8,800	3.95
Real estate — business	3,014,955	26,223	3.49	2,962,076	27,300	3.71
Real estate — personal	2,804,388	23,163	3.31	2,582,484	23,717	3.69
Consumer	2,004,625	19,178	3.84	1,944,265	21,653	4.48
Revolving home equity	287,031	2,455	3.43	343,210	2,987	3.50
Consumer credit card	575,725	16,101	11.22	663,911	19,412	11.76
Overdrafts	3,735	—	—	2,912	—	—
Total loans	15,990,502	145,634	3.65	16,155,333	152,761	3.80
Loans held for sale	23,389	245	4.20	6,363	127	8.03
Investment securities:
U.S. government and federal agency obligations	719,849	9,912	5.52	776,240	887.46
Government-sponsored enterprise obligations	50,793	295	2.33	114,518	1,000	3.51
State and municipal obligations(A)	1,966,673	11,834	2.41	1,285,427	9,504	2.97
Mortgage-backed securities	6,685,407	18,464	1.11	5,325,720	28,782	2.17
Asset-backed securities	2,653,928	8,262	1.25	1,342,518	7,522	2.25
Other debt securities	605,772	3,118	2.06	406,665	2,516	2.49
Trading debt securities(A)	34,955	104	1.19	31,981	233	2.93
Equity securities(A)	4,914	528	43.10	4,137	498	48.42
Other securities(A)	156,984	4,657	11.90	139,250	1,510	4.36
Total investment securities	12,879,275	57,174	1.78	9,426,456	52,452	2.24
Federal funds sold and short-term securities
purchased under agreements to resell	1,338	2.60		92	—	—
Long-term securities purchased
under agreements to resell	937,372	10,416	4.46	850,000	10,736	5.08
Interest earning deposits with banks	2,724,782	743.11		1,755,068	443.10
Total interest earning assets	32,556,658	214,214	2.64	28,193,312	216,519	3.09
Allowance for credit losses on loans	(200,801)			(171,616)
Unrealized gain on debt securities	197,124			281,457
Cash and due from banks	329,366			358,186
Premises and equipment, net	403,810			394,795
Other assets	525,813			708,547
Total assets	$33,811,970			$29,764,681
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,474,391	277.08		$1,111,397	248.09
Interest checking and money market	13,283,481	1,567.05		11,441,694	3,729.13
Certificates of deposit of less than $100,000	491,446	327.27		605,136	1,393.93
Certificates of deposit of $100,000 and over	1,354,685	661.20		1,346,069	3,610	1.08
Total interest bearing deposits	16,604,003	2,832.07		14,504,296	8,980.25
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	2,165,696	320.06		1,991,971	585.12
Other borrowings	978	2.82		345,162	701.82
Total borrowings	2,166,674	322.06		2,337,133	1,286.22
Total interest bearing liabilities	18,770,677	3,154.07%		16,841,429	10,266.25%
Non-interest bearing deposits	11,109,198			8,843,408
Other liabilities	527,401			763,524
Equity	3,404,694			3,316,320
Total liabilities and equity	$33,811,970			$29,764,681
Net interest margin (T/E)		$211,060			$206,253
Net yield on interest earning assets			2.60%			2.94%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2021 and 2020

	Six Months 2021			Six Months 2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,371,378	$98,542	3.12%	$6,127,242	$96,757	3.18%
Real estate — construction and land	1,090,191	19,212	3.55	909,867	19,785	4.37
Real estate — business	3,018,945	52,467	3.50	2,907,854	56,835	3.93
Real estate — personal	2,815,190	46,861	3.36	2,486,600	46,495	3.76
Consumer	1,976,132	38,482	3.93	1,947,378	44,841	4.63
Revolving home equity	293,167	4,950	3.40	346,733	7,000	4.06
Consumer credit card	592,145	32,567	11.09	695,740	41,589	12.02
Overdrafts	3,641	—	—	3,478	—	—
Total loans	16,160,789	293,081	3.66	15,424,892	313,302	4.08
Loans held for sale	29,567	549	3.74	9,619	324	6.77
Investment securities:
U.S. government and federal agency obligations	722,593	14,454	4.03	789,398	5,055	1.29
Government-sponsored enterprise obligations	50,797	590	2.34	124,407	2,398	3.88
State and municipal obligations(A)	1,962,677	23,717	2.44	1,254,011	18,947	3.04
Mortgage-backed securities	6,841,099	42,463	1.25	5,005,751	56,410	2.27
Asset-backed securities	2,371,280	15,389	1.31	1,262,537	15,246	2.43
Other debt securities	588,042	6,138	2.10	364,199	4,871	2.69
Trading debt securities(A)	33,645	190	1.14	33,018	446	2.72
Equity securities(A)	4,619	1,056	46.10	4,205	995	47.58
Other securities(A)	155,515	6,654	8.63	141,673	3,412	4.84
Total investment securities	12,730,267	110,651	1.75	8,979,199	107,780	2.41
Federal funds sold and short-term securities
purchased under agreements to resell	676	2.60		209	2	1.92
Long-term securities purchased
under agreements to resell	893,927	21,544	4.86	850,000	18,198	4.31
Interest earning deposits with banks	2,105,994	1,113.11		1,178,244	1,735.30
Total interest earning assets	31,921,220	426,940	2.70	26,442,163	441,341	3.36
Allowance for credit losses on loans	(210,602)			(155,549)
Unrealized gain on debt securities	240,079			236,366
Cash and due from banks	341,898			364,277
Premises and equipment, net	402,527			393,529
Other assets	538,986			657,190
Total assets	$33,234,108			$27,937,976
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,404,174	554.08		$1,032,053	511.10
Interest checking and money market	13,127,919	3,393.05		11,109,547	11,775.21
Certificates of deposit of less than $100,000	504,017	800.32		613,988	3,168	1.04
Certificates of deposit of $100,000 and over	1,292,724	1,723.27		1,322,756	8,845	1.34
Total interest bearing deposits	16,328,834	6,470.08		14,078,344	24,299.35
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	2,165,883	632.06		1,991,011	5,355.54
Other borrowings	905	4.89		253,430	1,032.82
Total borrowings	2,166,788	636.06		2,244,441	6,387.57
Total interest bearing liabilities	18,495,622	7,106.08%		16,322,785	30,686.38%
Non-interest bearing deposits	10,775,770			7,729,258
Other liabilities	567,584			615,252
Equity	3,395,132			3,270,681
Total liabilities and equity	$33,234,108			$27,937,976
Net interest margin (T/E)		$419,834			$410,655
Net yield on interest earning assets			2.65%			3.12%
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

The tables below show the effects of gradual shifts in interest rates over a twelve month period on the Company’s net interest income versus the Company's net interest income in a flat rate scenario.  Simulation A presents three rising rate scenarios and in each scenario, rates are assumed to change evenly over 12 months. In these scenarios, the balance sheet remains flat.

The sensitivity of deposit balances to changes in rates is particularly difficult to estimate in exceptionally low rate environments. Since the future effects of changes in rates on deposit balances cannot be known with certainty, the Company conservatively models alternate scenarios with deposit attrition as rates rise. Simulation B illustrates results from these higher attrition scenarios to provide added perspective on potential effects of higher rates.

The Company utilizes these simulations both for monitoring interest rate risk and for liquidity planning purposes.  While the future effects of rising rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and its effect on the Company’s performance.

Simulation A	June 30, 2021			March 31, 2021
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$97.4	13.10%	$—	$73.6	9.46%	$(558.6)
200 basis points rising	73.2	9.85	—	59.8	7.68	(387.8)
100 basis points rising	38.4	5.16	—	32.6	4.19	(200.5)

Simulation B	June 30, 2021			March 31, 2021
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$65.4	8.79%	$(1,438.7)	$41.6	5.34%	$(1,847.4)
200 basis points rising	55.4	7.45	(855.9)	31.2	4.01	(1,686.5)
100 basis points rising	33.9	4.56	(241.5)	7.9	1.01	(1,517.6)

Under Simulation A, in the three rising rate scenarios, interest rate risk is more asset sensitive than the previous quarter, which primarily resulted from increases in interest bearing deposits at the Federal Reserve and long-term securities purchased under agreements to resell, as well as from removing deposit attrition from the simulation. The Company did not model a 100 basis point falling scenario due to the already low interest rate environment.

In Simulation B, the assumed levels of deposit attrition were modeled to capture the results of a shrinking balance sheet. Under this Simulation, in the three rising rate scenarios, interest rate risk is more asset sensitive than the previous quarter, which primarily resulted from increases in interest bearing deposits at the Federal Reserve and long-term securities purchased under agreements to resell, coupled with the implementation of new non-maturity deposit run-off assumptions. These assumptions result in faster deposit run-off as rates increase. Compared to the previous quarter, income in the 100 basis point rising scenario increased primarily due to less deposit run-off, while income in the 300 basis point rising scenario increased due to changes in balances of interest bearing deposits at the Federal Reserve and long-term securities purchased under agreements to resell.

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

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 - 30, 2021	44,271	$76.77	44,271	3,146,127
May 1 - 31, 2021	73,059	$78.75	73,059	3,073,068
June 1 - 30, 2021	63,922	$75.28	63,922	3,009,146
Total	181,252	$77.05	181,252	3,009,146

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in November 2019 of 5,000,000 shares, 3,009,146 shares remained available for purchase at June 30, 2021.

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

COMMERCE BANCSHARES, INC.

	By	/s/ THOMAS J. NOACK
Thomas J. Noack
Date: August 5, 2021		Senior Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: August 5, 2021		(Chief Accounting Officer)