Form 10-Q
period 2021-09-30
COMMERCE BANCSHARES INC /MO/
filed 2021-11-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended September 30, 2021

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 3, 2021, the registrant had outstanding 116,171,392 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
ASSETS
Loans	$15,148,390	$16,329,641
Allowance for credit losses on loans	(162,775)	(220,834)
Net loans	14,985,615	16,108,807
Loans held for sale (including $11,982,000 and $39,396,000 of residential mortgage loans carried at fair value at September 30, 2021 and December 31, 2020, respectively)	16,043	45,089
Investment securities:
Available for sale debt, at fair value (amortized cost of $14,027,284,000 and $12,097,533,000 and
allowance for credit losses of $— at September 30, 2021 and December 31, 2020, respectively)	14,165,656	12,449,264
Trading debt	40,114	35,321
Equity	9,174	4,363
Other	184,450	156,745
Total investment securities	14,399,394	12,645,693
Securities purchased under agreements to resell	1,750,000	850,000
Interest earning deposits with banks	1,888,545	1,747,363
Cash and due from banks	344,460	437,563
Premises and equipment – net	377,476	371,083
Goodwill	138,921	138,921
Other intangible assets – net	14,458	11,207
Other assets	582,631	567,248
Total assets	$34,497,543	$32,922,974
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$11,622,855	$10,497,598
Savings, interest checking and money market	14,907,654	14,604,456
Certificates of deposit of less than $100,000	452,432	529,802
Certificates of deposit of $100,000 and over	1,163,343	1,314,889
Total deposits	28,146,284	26,946,745
Federal funds purchased and securities sold under agreements to repurchase	2,253,753	2,098,383
Other borrowings	4,006	802
Other liabilities	602,279	477,072
Total liabilities	31,006,322	29,523,002
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 140,000,000; issued 117,870,372 shares	589,352	589,352
Capital surplus	2,427,544	2,436,288
Retained earnings	396,655	73,000
Treasury stock of 1,303,270 shares at September 30, 2021
and 497,413 shares at December 31, 2020, at cost	(92,047)	(32,970)
Accumulated other comprehensive income	159,166	331,377
Total Commerce Bancshares, Inc. stockholders' equity	3,480,670	3,397,047
Non-controlling interest	10,551	2,925
Total equity	3,491,221	3,399,972
Total liabilities and equity	$34,497,543	$32,922,974
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2021	2020	2021	2020
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$142,887	$150,808	$433,809	$461,500
Interest and fees on loans held for sale	187	264	736	588
Interest on investment securities	63,904	60,534	170,604	164,391
Interest on federal funds sold	1	—	3	2
Interest on securities purchased under agreements to resell	9,007	11,247	30,551	29,445
Interest on deposits with banks	995	261	2,108	1,996
Total interest income	216,981	223,114	637,811	657,922
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	1,817	3,206	5,764	15,492
Certificates of deposit of less than $100,000	206	1,028	1,006	4,196
Certificates of deposit of $100,000 and over	450	2,512	2,173	11,357
Interest on federal funds purchased and securities sold under
agreements to repurchase	480	406	1,112	5,761
Interest on other borrowings	(9)	—	(11)	1,032
Total interest expense	2,944	7,152	10,044	37,838
Net interest income	214,037	215,962	627,767	620,084
Provision for credit losses	(7,385)	3,101	(59,272)	141,593
Net interest income after credit losses	221,422	212,861	687,039	478,491
NON-INTEREST INCOME
Bank card transaction fees	42,815	37,873	123,118	111,818
Trust fees	48,950	40,769	139,334	118,676
Deposit account charges and other fees	25,161	23,107	71,724	69,063
Capital market fees	3,794	3,194	12,102	10,756
Consumer brokerage services	4,900	4,011	13,484	11,099
Loan fees and sales	6,842	9,769	24,472	17,653
Other	5,044	10,849	28,460	31,685
Total non-interest income	137,506	129,572	412,694	370,750
INVESTMENT SECURITIES GAINS (LOSSES), NET	13,108	16,155	39,765	(1,275)
NON-INTEREST EXPENSE
Salaries and employee benefits	132,824	127,308	392,608	383,004
Net occupancy	12,329	12,058	35,877	35,075
Equipment	4,440	4,737	13,398	14,313
Supplies and communication	4,530	4,141	12,688	13,226
Data processing and software	25,598	23,610	76,015	71,002
Marketing	5,623	4,926	16,461	14,706
Other	26,276	14,078	55,272	40,742
Total non-interest expense	211,620	190,858	602,319	572,068
Income before income taxes	160,416	167,730	537,179	275,898
Less income taxes	34,662	34,375	111,947	54,209
Net income	125,754	133,355	425,232	221,689
Less non-controlling interest expense (income)	3,193	907	9,373	(2,479)
Net income attributable to Commerce Bancshares, Inc.	122,561	132,448	415,859	224,168
Less preferred stock dividends	—	7,466	—	11,966
Net income available to common shareholders	$122,561	$124,982	$415,859	$212,202
Net income per common share — basic	$1.05	$1.06	$3.55	$1.80
Net income per common share — diluted	$1.05	$1.06	$3.54	$1.80
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
	(Unaudited)
Net income	$125,754	$133,355	$425,232	$221,689
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale debt securities	(57,068)	330	(160,019)	165,464
Pension loss amortization	451	327	1,326	1,038
Unrealized gains (losses) on cash flow hedge derivatives	(4,607)	(6,483)	(13,518)	66,489
Other comprehensive income (loss)	(61,224)	(5,826)	(172,211)	232,991
Comprehensive income	64,530	127,529	253,021	454,680
Less non-controlling interest expense (income)	3,193	907	9,373	(2,479)
Comprehensive income attributable to Commerce Bancshares, Inc.	$61,337	$126,622	$243,648	$457,159
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended September 30, 2021 and 2020

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance June 30, 2021	$—	$589,352	$2,424,157	$304,739	$(53,018)	$220,390	$8,210	$3,493,830
Net income				122,561			3,193	125,754
Other comprehensive loss						(61,224)		(61,224)
Distributions to non-controlling interest							(193)	(193)
Purchases of treasury stock					(40,165)			(40,165)
Sale of non-controlling interest of subsidiary			659				(659)	—
Issuance of stock under purchase and equity compensation plans			(1,137)		1,136			(1)
Stock-based compensation			3,865					3,865
Cash dividends paid on common stock ($0.263 per share)				(30,645)				(30,645)
Balance September 30, 2021	$—	$589,352	$2,427,544	$396,655	$(92,047)	$159,166	$10,551	$3,491,221
Balance June 30, 2020	$144,784	$563,978	$2,136,874	$232,082	$(69,112)	$349,261	$302	$3,358,169
Net income				132,448			907	133,355
Other comprehensive loss						(5,826)		(5,826)
Distributions to non-controlling interest							(608)	(608)
Redemption of preferred stock	(144,784)			(5,216)				(150,000)
Purchases of treasury stock					(167)			(167)
Issuance of stock under purchase and equity compensation plans			(229)		229			—
Stock-based compensation			3,765					3,765
Cash dividends paid on common stock ($.257 per share)				(30,174)				(30,174)
Cash dividends paid on preferred stock ($.375 per depositary share)				(2,250)				(2,250)
Balance September 30, 2020	$—	$563,978	$2,140,410	$326,890	$(69,050)	$343,435	$601	$3,306,264
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2021 and 2020

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2020	$—	$589,352	$2,436,288	$73,000	$(32,970)	$331,377	$2,925	$3,399,972
Net income				415,859			9,373	425,232
Other comprehensive loss						(172,211)		(172,211)
Distributions to non-controlling interest							(1,088)	(1,088)
Purchases of treasury stock					(80,052)			(80,052)
Sale of non-controlling interest of subsidiary			659				(659)	—
Issuance of stock under purchase and equity compensation plans			(20,991)		20,975			(16)
Stock-based compensation			11,588					11,588
Cash dividends on common stock ($.788 per share)				(92,204)				(92,204)
Balance September 30, 2021	$—	$589,352	$2,427,544	$396,655	$(92,047)	$159,166	$10,551	$3,491,221
Balance December 31, 2019	$144,784	$563,978	$2,151,464	$201,562	$(37,548)	$110,444	$3,788	$3,138,472
Adoption of ASU 2016-13				3,766				3,766
Balance December 31, 2019, adjusted	144,784	563,978	2,151,464	205,328	(37,548)	110,444	3,788	3,142,238
Net income				224,168			(2,479)	221,689
Other comprehensive income						232,991		232,991
Distributions to non-controlling interest							(708)	(708)
Redemption of preferred stock	(144,784)			(5,216)				(150,000)
Purchases of treasury stock					(53,760)			(53,760)
Issuance of stock under purchase and equity compensation plans			(22,285)		22,258			(27)
Stock-based compensation			11,231					11,231
Cash dividends on common stock ($.771 per share)				(90,640)				(90,640)
Cash dividends on preferred stock ($1.125 per depositary share)				(6,750)				(6,750)
Balance September 30, 2020	$—	$563,978	$2,140,410	$326,890	$(69,050)	$343,435	$601	$3,306,264
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2021	2020
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$425,232	$221,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(59,272)	141,593
Provision for depreciation and amortization	33,554	32,462
Amortization of investment security premiums, net	51,822	37,623
Investment securities (gains) losses, net (A)	(39,765)	1,275
Net gains on sales of loans held for sale	(18,849)	(8,267)
Originations of loans held for sale	(442,853)	(169,774)
Proceeds from sales of loans held for sale	485,231	152,825
Net (increase) decrease in trading debt securities	(9,093)	5,636
Stock-based compensation	11,588	11,231
(Increase) decrease in interest receivable	11,449	(11,012)
Decrease in interest payable	(3,168)	(7,670)
Increase (decrease) in income taxes payable	19,831	(7,942)
Proceeds from terminated interest rate floors	—	110,640
Other changes, net	20,418	(37,926)
Net cash provided by operating activities	486,125	472,383
INVESTING ACTIVITIES:
Disbursements received from equity-method investment	13,540	—
Proceeds from sales of investment securities (A)	10,060	574,376
Proceeds from maturities/pay downs of investment securities (A)	2,571,116	1,856,780
Purchases of investment securities (A)	(4,457,716)	(5,135,211)
Net (increase) decrease in loans	1,166,769	(1,710,009)
Securities purchased under agreements to resell	(900,000)	—
Purchases of premises and equipment	(37,385)	(29,192)
Sales of premises and equipment	4,786	313
Net cash used in investing activities	(1,628,830)	(4,442,943)
FINANCING ACTIVITIES:
Net increase in non-interest bearing, savings, interest checking and money market deposits	1,428,561	5,138,314
Net decrease in certificates of deposit	(228,916)	(17,565)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	155,370	(197,708)
Net increase (decrease) in short-term borrowings	3,204	(1,636)
Preferred stock redemption	—	(150,000)
Purchases of treasury stock	(80,052)	(53,760)
Issuance of stock under purchase and equity compensation plans	(16)	(27)
Cash dividends paid on common stock	(92,204)	(90,640)
Cash dividends paid on preferred stock	—	(6,750)
Net cash provided by financing activities	1,185,947	4,620,228
Increase in cash, cash equivalents and restricted cash	43,242	649,668
Cash, cash equivalents and restricted cash at beginning of year	2,208,328	907,808
Cash, cash equivalents and restricted cash at September 30	$2,251,570	$1,557,476
Income tax payments, net	$87,989	$58,750
Interest paid on deposits and borrowings	$13,213	$45,508
Loans transferred to foreclosed real estate	$172	$57
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $18.6 million and $25.9 million at September 30, 2021 and 2020, respectively.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2020 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at September 30, 2021 and December 31, 2020 are as follows:

(In thousands)	September 30, 2021	December 31, 2020
Commercial:
Business	$5,277,850	$6,546,087
Real estate – construction and land	1,257,836	1,021,595
Real estate – business	2,937,852	3,026,117
Personal Banking:
Real estate – personal	2,769,292	2,820,030
Consumer	2,049,559	1,950,502
Revolving home equity	281,442	307,083
Consumer credit card	569,976	655,078
Overdrafts	4,583	3,149
Total loans	$15,148,390	$16,329,641

Accrued interest receivable totaled $33.0 million and $41.9 million at September 30, 2021 and December 31, 2020, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended September 30, 2021, the Company wrote-off accrued interest by reversing interest income of $27 thousand and $781 thousand in the Commercial and Personal Banking portfolios, respectively. Similarly, for the nine months ended September 30, 2021, the Company wrote-off accrued interest of $188 thousand and $3.9 million in the Commercial and Personal Banking portfolios, respectively.

At September 30, 2021, loans of $3.5 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key model assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at September 30, 2021 and June 30, 2021 are discussed below.

Key Assumption	September 30, 2021	June 30, 2021

Overall economic forecast
•An optimistic recovery from the Global Coronavirus Recession (GCR) continues
•Assumes improving health conditions
•Assumes gradual easing of supply constraints
•Continued uncertainty regarding the assumptions related to the health crisis
•Uncertainty regarding rising inflation

•An optimistic recovery from the GCR continues
•Assumes improving health conditions and expanding vaccine distribution
•Further fiscal stimulus assumed
•Continued uncertainty regarding the assumptions related to the health crisis
•Uncertainty regarding rising inflation

Reasonable and supportable period and related reversion period	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method
Forecasted macro-economic variables	•Unemployment rate ranging from 4.5% to 4.0% during the supportable forecast period •Real GDP growth ranging from 5.7% to 3.6% •Prime rate of 3.25%	•Unemployment rate ranging from 4.6% to 4.0% during the supportable forecast period •Real GDP growth ranging from 10.7% to 1.7% •Prime rate of 3.25%
Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 26.9% to 16.5% for most loan pools •62.2% for consumer credit cards	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 25.4% to 16.5% for most loan pools •60.1% for consumer credit cards
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

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three and nine months ended September 30, 2021 and 2020, respectively, follows:

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$98,038	$74,357	$172,395	$121,549	$99,285	$220,834
Provision for credit losses on loans	186	(6,147)	(5,961)	(28,302)	(15,447)	(43,749)
Deductions:
Loans charged off	190	6,387	6,577	692	27,694	28,386
Less recoveries on loans	130	2,788	2,918	5,609	8,467	14,076
Net loan charge-offs (recoveries)	60	3,599	3,659	(4,917)	19,227	14,310
Balance September 30, 2021	$98,164	$64,611	$162,775	$98,164	$64,611	$162,775
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,350	$858	$24,208	$37,259	$1,048	$38,307
Provision for credit losses on unfunded lending commitments	(1,564)	140	(1,424)	(15,473)	(50)	(15,523)
Balance September 30, 2021	$21,786	$998	$22,784	$21,786	$998	$22,784
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$119,950	$65,609	$185,559	$119,950	$65,609	$185,559

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$130,553	$110,191	$240,744	$91,760	$68,922	$160,682
Adoption of ASU 2016-13	—	—	—	(29,711)	8,672	(21,039)
Balance at beginning of period	$130,553	$110,191	$240,744	$62,049	$77,594	$139,643
Provision for credit losses on loans	(1,935)	5,135	3,200	69,418	54,141	123,559
Deductions:
Loans charged off	357	10,292	10,649	4,159	32,127	36,286
Less recoveries on loans	163	2,902	3,065	1,116	8,328	9,444
Net loan charge-offs	194	7,390	7,584	3,043	23,799	26,842
Balance September 30, 2020	$128,424	$107,936	$236,360	$128,424	$107,936	$236,360
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$34,052	$1,247	$35,299	$399	$676	$1,075
Adoption of ASU 2016-13	—	—	—	16,057	33	16,090
Balance at beginning of period	$34,052	$1,247	$35,299	$16,456	$709	$17,165
Provision for credit losses on unfunded lending commitments	(60)	(39)	(99)	17,536	499	18,035
Balance September 30, 2020	$33,992	$1,208	$35,200	$33,992	$1,208	$35,200
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$162,416	$109,144	$271,560	$162,416	$109,144	$271,560

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2021 and December 31, 2020.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2021
Commercial:
Business	$5,266,174	$3,029	$354	$8,293	$5,277,850
Real estate – construction and land	1,257,836	—	—	—	1,257,836
Real estate – business	2,935,233	2,042	—	577	2,937,852
Personal Banking:
Real estate – personal	2,762,146	3,029	2,566	1,551	2,769,292
Consumer	2,029,109	18,147	2,303	—	2,049,559
Revolving home equity	279,410	1,202	830	—	281,442
Consumer credit card	560,685	4,848	4,443	—	569,976
Overdrafts	4,294	289	—	—	4,583
Total	$15,094,887	$32,586	$10,496	$10,421	$15,148,390
December 31, 2020
Commercial:
Business	$6,517,838	$2,252	$3,473	$22,524	$6,546,087
Real estate – construction and land	1,021,592	—	3	—	1,021,595
Real estate – business	3,016,215	7,666	6	2,230	3,026,117
Personal Banking:
Real estate – personal	2,808,886	6,521	2,837	1,786	2,820,030
Consumer	1,921,822	25,417	3,263	—	1,950,502
Revolving home equity	305,037	1,656	390	—	307,083
Consumer credit card	635,770	7,090	12,218	—	655,078
Overdrafts	2,896	253	—	—	3,149
Total	$16,230,056	$50,855	$22,190	$26,540	$16,329,641

At September 30, 2021, the Company had $5.5 million in non-accrual business loans that had no allowance for credit loss. At December 31, 2020, the Company had $9.4 million in non-accrual business loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the three and nine months ended September 30, 2021 and 2020, respectively.

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

The risk category of loans in the Commercial portfolio as of September 30, 2021 and December 31, 2020 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2021
Business
Risk Rating:
Pass	$1,134,349	$857,499	$719,076	$287,921	$184,147	$316,405	$1,662,395	$5,161,792
Special mention	1,360	742	22,078	19,893	612	3,430	13,958	62,073
Substandard	3,489	9,371	7,961	4,124	5	11,444	9,298	45,692
Non-accrual	446	—	1	2,057	110	5,655	24	8,293
Total Business:	$1,139,644	$867,612	$749,116	$313,995	$184,874	$336,934	$1,685,675	$5,277,850
Real estate-construction
Risk Rating:
Pass	$448,441	$465,051	$141,423	$43,814	$2,691	$24,807	$27,175	$1,153,402
Special mention	15,474	28,037	—	995	19,499	—	—	64,005
Substandard	239	11,767	—	15,226	13,197	—	—	40,429
Total Real estate-construction:	$464,154	$504,855	$141,423	$60,035	$35,387	$24,807	$27,175	$1,257,836
Real estate-business
Risk Rating:
Pass	$424,347	$749,037	$577,966	$272,536	$209,234	$324,869	$57,801	$2,615,790
Special mention	1,080	29,998	10,980	22,751	2,117	5,853	2	72,781
Substandard	17,021	64,197	11,834	30,993	68,664	52,183	3,812	248,704
Non-accrual	198	65	76	205	—	33	—	577
Total Real estate-business:	$442,646	$843,297	$600,856	$326,485	$280,015	$382,938	$61,615	$2,937,852
Commercial loans
Risk Rating:
Pass	$2,007,137	$2,071,587	$1,438,465	$604,271	$396,072	$666,081	$1,747,371	$8,930,984
Special mention	17,914	58,777	33,058	43,639	22,228	9,283	13,960	198,859
Substandard	20,749	85,335	19,795	50,343	81,866	63,627	13,110	334,825
Non-accrual	644	65	77	2,262	110	5,688	24	8,870
Total Commercial loans:	$2,046,444	$2,215,764	$1,491,395	$700,515	$500,276	$744,679	$1,774,465	$9,473,538

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2020
Business
Risk Rating:
Pass	$2,472,419	$966,068	$438,557	$329,207	$163,357	$281,604	$1,619,680	$6,270,892
Special mention	28,612	26,746	14,102	1,781	5,091	1,664	41,749	119,745
Substandard	17,246	21,985	5,076	2,675	3,578	13,390	68,976	132,926
Non-accrual	12,619	1	5,327	391	502	3,659	25	22,524
Total Business:	$2,530,896	$1,014,800	$463,062	$334,054	$172,528	$300,317	$1,730,430	$6,546,087
Real estate-construction
Risk Rating:
Pass	$483,302	$330,480	$56,747	$3,021	$24,426	$1,692	$27,356	$927,024
Special mention	29,692	—	1,022	34,532	—	—	—	65,246
Substandard	1,154	—	14,989	13,182	—	—	—	29,325
Total Real estate-construction:	$514,148	$330,480	$72,758	$50,735	$24,426	$1,692	$27,356	$1,021,595
Real estate- business
Risk Rating:
Pass	$890,740	$666,399	$336,850	$241,656	$313,691	$199,534	$67,796	$2,716,666
Special mention	8,936	21,734	49,580	6,597	17,504	1,309	3,002	108,662
Substandard	46,882	1,037	4,061	81,435	17,538	45,014	2,592	198,559
Non-accrual	478	188	1,480	—	—	84	—	2,230
Total Real-estate business:	$947,036	$689,358	$391,971	$329,688	$348,733	$245,941	$73,390	$3,026,117
Commercial loans
Risk Rating:
Pass	$3,846,461	$1,962,947	$832,154	$573,884	$501,474	$482,830	$1,714,832	$9,914,582
Special mention	67,240	48,480	64,704	42,910	22,595	2,973	44,751	293,653
Substandard	65,282	23,022	24,126	97,292	21,116	58,404	71,568	360,810
Non-accrual	13,097	189	6,807	391	502	3,743	25	24,754
Total Commercial loans:	$3,992,080	$2,034,638	$927,791	$714,477	$545,687	$547,950	$1,831,176	$10,593,799

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of September 30, 2021 and December 31, 2020 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2021
Real estate-personal
Current to 90 days past due	$509,080	$941,728	$379,912	$170,651	$158,655	$595,786	$9,363	$2,765,175
Over 90 days past due	86	663	—	188	167	1,462	—	2,566
Non-accrual	—	—	185	111	—	1,255	—	1,551
Total Real estate-personal:	$509,166	$942,391	$380,097	$170,950	$158,822	$598,503	$9,363	$2,769,292
Consumer
Current to 90 days past due	$441,146	$391,312	$221,490	$96,086	$59,935	$93,205	$744,082	$2,047,256
Over 90 days past due	54	310	250	230	27	253	1,179	2,303
Total Consumer:	$441,200	$391,622	$221,740	$96,316	$59,962	$93,458	$745,261	$2,049,559
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$280,612	$280,612
Over 90 days past due	—	—	—	—	—	—	830	830
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$281,442	$281,442
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$565,533	$565,533
Over 90 days past due	—	—	—	—	—	—	4,443	4,443
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$569,976	$569,976
Overdrafts
Current to 90 days past due	$4,583	$—	$—	$—	$—	$—	$—	$4,583
Total Overdrafts:	$4,583	$—	$—	$—	$—	$—	$—	$4,583
Personal banking loans
Current to 90 days past due	$954,809	$1,333,040	$601,402	$266,737	$218,590	$688,991	$1,599,590	$5,663,159
Over 90 days past due	140	973	250	418	194	1,715	6,452	10,142
Non-accrual	—	—	185	111	—	1,255	—	1,551
Total Personal banking loans:	$954,949	$1,334,013	$601,837	$267,266	$218,784	$691,961	$1,606,042	$5,674,852

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2020
Real estate-personal
Current to 90 days past due	$1,123,918	$488,379	$218,390	$201,971	$227,265	$544,008	$11,476	$2,815,407
Over 90 days past due	534	375	281	411	388	848	—	2,837
Non-accrual	29	191	116	45	65	1,340	—	1,786
Total Real estate-personal:	$1,124,481	$488,945	$218,787	$202,427	$227,718	$546,196	$11,476	$2,820,030
Consumer
Current to 90 days past due	$536,799	$337,431	$161,337	$115,886	$75,769	$86,831	$633,186	$1,947,239
Over 90 days past due	212	358	328	220	174	397	1,574	3,263
Total Consumer:	$537,011	$337,789	$161,665	$116,106	$75,943	$87,228	$634,760	$1,950,502
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$306,693	$306,693
Over 90 days past due	—	—	—	—	—	—	390	390
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$307,083	$307,083
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$642,860	$642,860
Over 90 days past due	—	—	—	—	—	—	12,218	12,218
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$655,078	$655,078
Overdrafts
Current to 90 days past due	$3,149	$—	$—	$—	$—	$—	$—	$3,149
Total Overdrafts:	$3,149	$—	$—	$—	$—	$—	$—	$3,149
Personal banking loans
Current to 90 days past due	$1,663,866	$825,810	$379,727	$317,857	$303,034	$630,839	$1,594,215	$5,715,348
Over 90 days past due	746	733	609	631	562	1,245	14,182	18,708
Non-accrual	29	191	116	45	65	1,340	—	1,786
Total Personal banking loans:	$1,664,641	$826,734	$380,452	$318,533	$303,661	$633,424	$1,608,397	$5,735,842

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2021 and December 31, 2020.

(In thousands)	Business Assets	Business Real Estate	Oil & Gas Assets	Total
September 30, 2021
Commercial:
Business	$2,056	$—	$2,518	$4,574
Total	$2,056	$—	$2,518	$4,574
December 31, 2020
Commercial:
Business	$13,109	$—	$2,695	$15,804
Real estate - business	—	986	—	986
Total	$13,109	$986	$2,695	$16,790

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $186.0 million at September 30, 2021 and $191.1 million at December 31, 2020. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $189.6 million at September 30, 2021 and $188.1 million at December 31, 2020. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2021 and December 31, 2020 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2021
FICO score:
Under 600.9%		1.7%	0.9%	3.3%
600 - 659	2.0	3.8	2.3	11.3
660 - 719	7.8	14.2	9.2	30.8
720 - 779	24.4	25.0	21.0	28.5
780 and over	64.9	55.3	66.6	26.1
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2020
FICO score:
Under 600.8%		2.3%	1.3%	5.0%
600 - 659	1.9	4.2	2.4	12.3
660 - 719	8.8	14.1	8.6	31.2
720 - 779	24.5	23.9	22.2	28.0
780 and over	64.0	55.5	65.5	23.5
Total	100.0%	100.0%	100.0%	100.0%

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

(In thousands)	September 30, 2021	December 31, 2020
Accruing restructured loans:
Commercial	$110,583	$117,740
Assistance programs	6,789	7,804
Consumer bankruptcy	2,327	2,841
Other consumer	2,293	2,353
Non-accrual loans	7,866	9,889
Total troubled debt restructurings	$129,858	$140,627
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

The table below shows the balance of troubled debt restructurings by loan classification at September 30, 2021, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2021	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$53,850	$347
Real estate - construction and land	10,104	—
Real estate - business	53,240	198
Personal Banking:
Real estate - personal	3,131	483
Consumer	2,865	177
Revolving home equity	23	—
Consumer credit card	6,645	368
Total troubled debt restructurings	$129,858	$1,573

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. However, the effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $815 thousand on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

The Company had commitments of $245 thousand at September 30, 2021 to lend additional funds to borrowers with restructured loans. Additionally, the Company had commitments at September 30, 2021 of $24.0 million related to letters of credit with an internal risk rating below substandard.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At September 30, 2021, the fair value of these loans was $12.0 million, and the unpaid principal balance was $11.6 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at September 30, 2021 totaled $4.1 million.

At September 30, 2021, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $115 thousand and $93 thousand at September 30, 2021 and December 31, 2020, respectively. Personal property acquired in repossession, generally autos, totaled $1.0 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at September 30, 2021 and December 31, 2020.

(In thousands)	September 30, 2021	December 31, 2020
Available for sale debt securities	$14,165,656	$12,449,264
Trading debt securities	40,114	35,321
Equity securities:
Readily determinable fair value	7,118	2,966
No readily determinable fair value	2,056	1,397
Other:
Federal Reserve Bank stock	34,379	34,070
Federal Home Loan Bank stock	10,185	10,307
Equity method investments	1,834	18,000
Private equity investments	138,052	94,368
Total investment securities (1)	$14,399,394	$12,645,693
(1)Accrued interest receivable totaled $39.4 million and $41.5 million at September 30, 2021 and December 31, 2020, respectively, and was included within other assets on the consolidated balance sheet.

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

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of September 30, 2021 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$79,731	$81,194
After 1 but within 5 years	454,372	479,137
After 5 but within 10 years	198,011	223,859
Total U.S. government and federal agency obligations	732,114	784,190
Government-sponsored enterprise obligations:
After 10 years	50,781	51,941
Total government-sponsored enterprise obligations	50,781	51,941
State and municipal obligations:
Within 1 year	170,006	171,558
After 1 but within 5 years	785,942	813,597
After 5 but within 10 years	752,596	764,446
After 10 years	410,023	405,475
Total state and municipal obligations	2,118,567	2,155,076
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,943,839	5,974,802
Non-agency mortgage-backed securities	1,228,509	1,225,091
Asset-backed securities	3,342,935	3,359,915
Total mortgage and asset-backed securities	10,515,283	10,559,808
Other debt securities:
Within 1 year	113,944	115,321
After 1 but within 5 years	222,106	226,915
After 5 but within 10 years	255,052	253,271
After 10 years	19,437	19,134
Total other debt securities	610,539	614,641
Total available for sale debt securities	$14,027,284	$14,165,656

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $387.1 million, at fair value, at September 30, 2021. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

Allowance for credit losses on available for sale debt securities
The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The adoption of ASU 2016-13 had no impact to the Company's available for sale securities reported in its consolidated financial statements at January 1, 2020. For the nine months ended September 30, 2021 and 2020, the Company did not recognize a credit loss expense on any available for sale debt securities.

The Company’s model for establishing its allowance for credit losses uses cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Securities for which fair value is less than amortized cost are reviewed for impairment. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Credit impairment is determined using input factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. At September 30, 2021, the fair value of securities on this watch list was $13.7 million compared to $31.0 million at December 31, 2020.

Significant inputs to the cash flow model used at September 30, 2021 to quantify credit losses were primarily credit support agreements, as the securities on the Company's watch list at September 30, 2021 were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of September 30, 2021, the Company did not identify any securities for which a credit loss exists.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at September 30, 2021 and December 31, 2020. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. Additionally, management does not intend to sell the securities, and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Government-sponsored enterprise obligations	$19,249	$569	$—	$—	$19,249	$569
State and municipal obligations	757,283	9,795	14,385	436	771,668	10,231
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,076,674	44,140	38,993	1,968	3,115,667	46,108
Non-agency mortgage-backed securities	911,825	5,020	—	—	911,825	5,020
Asset-backed securities	1,024,409	3,609	107,526	705	1,131,935	4,314
Total mortgage and asset-backed securities	5,012,908	52,769	146,519	2,673	5,159,427	55,442
Other debt securities	233,200	4,475	23,375	1,326	256,575	5,801
Total	$6,022,640	$67,608	$184,279	$4,435	$6,206,919	$72,043
December 31, 2020
Government-sponsored enterprise obligations	$19,720	$98	$—	$—	$19,720	$98
State and municipal obligations	45,622	230	—	—	45,622	230
Mortgage and asset-backed securities:
Agency mortgage-backed securities	470,373	2,802	—	—	470,373	2,802
Non-agency mortgage-backed securities	112,861	380	—	—	112,861	380
Asset-backed securities	21,360	56	253,734	2,617	275,094	2,673
Total mortgage and asset-backed securities	604,594	3,238	253,734	2,617	858,328	5,855
Other debt securities	24,522	175	—	—	24,522	175
Total	$694,458	$3,741	$253,734	$2,617	$948,192	$6,358

The entire available for sale debt portfolio included $6.2 billion of securities that were in a loss position at September 30, 2021, compared to $948.2 million at December 31, 2020.  The total amount of unrealized loss on these securities was $72.0 million at September 30, 2021, an increase of $65.7 million compared to the loss at December 31, 2020.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following tables show the amortized cost, fair value, and allowance for credit losses of securities available for sale at September 30, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2021
U.S. government and federal agency obligations	$732,114	$52,076	$—	$—	$784,190
Government-sponsored enterprise obligations	50,781	1,729	(569)	—	51,941
State and municipal obligations	2,118,567	46,740	(10,231)	—	2,155,076
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,943,839	77,071	(46,108)	—	5,974,802
Non-agency mortgage-backed securities	1,228,509	1,602	(5,020)	—	1,225,091
Asset-backed securities	3,342,935	21,294	(4,314)	—	3,359,915
Total mortgage and asset-backed securities	10,515,283	99,967	(55,442)	—	10,559,808
Other debt securities	610,539	9,903	(5,801)	—	614,641
Total	$14,027,284	$210,415	$(72,043)	$—	$14,165,656
December 31, 2020
U.S. government and federal agency obligations	$775,592	$62,467	$—	$—	$838,059
Government-sponsored enterprise obligations	50,803	3,780	(98)	—	54,485
State and municipal obligations	1,968,006	77,323	(230)	—	2,045,099
Mortgage and asset-backed securities:
Agency mortgage-backed securities	6,557,098	157,789	(2,802)	—	6,712,085
Non-agency mortgage-backed securities	358,074	3,380	(380)	—	361,074
Asset-backed securities	1,853,791	31,125	(2,673)	—	1,882,243
Total mortgage and asset-backed securities	8,768,963	192,294	(5,855)	—	8,955,402
Other debt securities	534,169	22,225	(175)	—	556,219
Total	$12,097,533	$358,089	$(6,358)	$—	$12,449,264

The following tables present proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2021	2020
Proceeds from sales of securities:
Available for sale debt securities	$—	$574,374
Equity securities	—	2
Other	10,060	—
Total proceeds	$10,060	$574,376

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$—	$16,965
Equity securities:
Gains realized on sales	—	2
Fair value adjustments, net	152	(126)
Other:
Gains realized on sales	1,611	—
Fair value adjustments, net	38,002	(18,116)
Total investment securities gains (losses), net	$39,765	$(1,275)

Net gains on investment securities for the nine months ended September 30, 2021 were mainly comprised of gains of $1.6 million realized on the sale of a private equity investment and net gains in fair value of $38.0 million on private equity investments due to fair value adjustments.

At September 30, 2021, securities totaling $5.7 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $4.8 billion at December 31, 2020. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $213.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2021				December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(30,186)	$—	$1,084	$31,270	$(29,912)	$—	$1,358
Mortgage servicing rights	19,747	(8,990)	(983)	9,774	15,238	(6,886)	(2,103)	6,249
Total	$51,017	$(39,176)	$(983)	$10,858	$46,508	$(36,798)	$(2,103)	$7,607

Aggregate amortization expense on intangible assets was $682 thousand and $859 thousand for the three month periods ended September 30, 2021 and 2020, respectively, and $2.4 million and $1.6 million for the nine month periods ended September 30, 2021 and 2020, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2021. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2021	$2,929
2022	1,799
2023	1,498
2024	1,244
2025	1,027

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2021 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2021	$138,921	$3,600	$1,358	$6,249
Originations	—	—	—	4,509
Amortization	—	—	(274)	(2,104)
Impairment reversal	—	—	—	1,120
Balance September 30, 2021	$138,921	$3,600	$1,084	$9,774

Goodwill allocated to the Company’s operating segments at September 30, 2021 and December 31, 2020 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2021, that net liability was $3.1 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $423.6 million at September 30, 2021.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2021, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 15 years. At September 30, 2021, the fair value of the Company's guarantee liabilities for RPAs was $283 thousand, and the notional amount of the underlying swaps was $268.1 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 3 months to 6 years.

The following table provides the components of lease income.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands)	2021	2020	2021	2020
Direct financing and sales-type leases	$5,482	$6,437	$17,398	$19,099
Operating leases(a)	1,717	2,270	5,721	6,491
Total lease income	$7,199	$8,707	$23,119	$25,590
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for the three month periods ended September 30, 2021 and 2020, and $57 thousand for the nine months ended September 30, 2021 and 2020.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Service cost - benefits earned during the period	$95	$93	$284	$295
Interest cost on projected benefit obligation	514	818	1,626	2,463
Expected return on plan assets	(1,151)	(1,317)	(3,399)	(3,911)
Amortization of prior service cost	(67)	(67)	(203)	(203)
Amortization of unrecognized net loss	669	503	1,971	1,587
Net periodic pension cost	$60	$30	$279	$231

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first nine months of 2021, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2021	2020	2021	2020
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$122,561	$132,448	$415,859	$224,168
Less preferred stock dividends	—	7,466	—	11,966
Net income available to common shareholders	122,561	124,982	415,859	212,202
Less income allocated to nonvested restricted stock	1,114	1,173	3,792	1,996
Net income allocated to common stock	$121,447	$123,809	$412,067	$210,206
Weighted average common shares outstanding	115,836	116,256	116,085	116,391
Basic income per common share	$1.05	$1.06	$3.55	$1.80
Diluted income per common share:
Net income available to common shareholders	$122,561	$124,982	$415,859	$212,202
Less income allocated to nonvested restricted stock	1,112	1,170	3,785	1,993
Net income allocated to common stock	$121,449	$123,812	$412,074	$210,209
Weighted average common shares outstanding	115,836	116,256	116,085	116,391
Net effect of the assumed exercise of stock-based awards - based on the
treasury stock method using the average market price for the respective periods	241	188	280	219
Weighted average diluted common shares outstanding	116,077	116,444	116,365	116,610
Diluted income per common share	$1.05	$1.06	$3.54	$1.80

Unexercised stock appreciation rights of 94 thousand and 413 thousand for the three month periods ended September 30, 2021 and 2020, respectively, and 58 thousand and 295 thousand for the nine month periods ended September 30, 2021 and 2020, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.
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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2021	$263,801	$(25,118)	$92,694	$331,377
Other comprehensive loss before reclassifications to current earnings	(213,362)	—	—	(213,362)
Amounts reclassified to current earnings from accumulated other comprehensive income	—	1,768	(18,024)	(16,256)
Current period other comprehensive income (loss), before tax	(213,362)	1,768	(18,024)	(229,618)
Income tax (expense) benefit	53,343	(442)	4,506	57,407
Current period other comprehensive income (loss), net of tax	(160,019)	1,326	(13,518)	(172,211)
Balance September 30, 2021	$103,782	$(23,792)	$79,176	$159,166
Balance January 1, 2020	$102,073	$(21,940)	$30,311	$110,444
Other comprehensive income before reclassifications to current earnings	237,583	—	94,702	332,285
Amounts reclassified to current earnings from accumulated other comprehensive income	(16,965)	1,384	(6,050)	(21,631)
Current period other comprehensive income, before tax	220,618	1,384	88,652	310,654
Income tax expense	(55,154)	(346)	(22,163)	(77,663)
Current period other comprehensive income, net of tax	165,464	1,038	66,489	232,991
Balance September 30, 2020	$267,537	$(20,902)	$96,800	$343,435
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

10. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 155 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  Residential mortgage origination, sales and servicing functions are included in this Consumer segment, but residential mortgage loans retained by the Company are not considered part of this segment and are instead included in the Other/Elimination column.  The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment also includes both merchant and commercial bank card products as well as the Capital Markets Group, which sells fixed income securities and provides securities safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2021
Net interest income	$80,411	$115,536	$18,075	$214,022	$15	$214,037
Provision for credit losses	(3,557)	(69)	9	(3,617)	11,002	7,385
Non-interest income	35,758	52,092	55,241	143,091	(5,585)	137,506
Investment securities gains, net	—	—	—	—	13,108	13,108
Non-interest expense	(75,823)	(84,604)	(34,286)	(194,713)	(16,907)	(211,620)
Income before income taxes	$36,789	$82,955	$39,039	$158,783	$1,633	$160,416
Nine Months Ended September 30, 2021
Net interest income	$239,159	$340,345	$53,186	$632,690	$(4,923)	$627,767
Provision for credit losses	(19,122)	4,856	10	(14,256)	73,528	59,272
Non-interest income	110,911	155,079	158,731	424,721	(12,027)	412,694
Investment securities gains, net	—	—	—	—	39,765	39,765
Non-interest expense	(220,276)	(246,502)	(101,377)	(568,155)	(34,164)	(602,319)
Income before income taxes	$110,672	$253,778	$110,550	$475,000	$62,179	$537,179
Three Months Ended September 30, 2020
Net interest income	$80,944	$111,527	$15,303	$207,774	$8,188	$215,962
Provision for loan losses	(7,654)	(200)	13	(7,841)	4,740	(3,101)
Non-interest income	37,115	47,920	47,701	132,736	(3,164)	129,572
Investment securities gains, net	—	—	—	—	16,155	16,155
Non-interest expense	(73,075)	(78,277)	(30,933)	(182,285)	(8,573)	(190,858)
Income before income taxes	$37,330	$80,970	$32,084	$150,384	$17,346	$167,730
Nine Months Ended September 30, 2020
Net interest income	$241,195	$300,301	$41,686	$583,182	$36,902	$620,084
Provision for credit losses	(23,885)	(3,122)	10	(26,997)	(114,596)	(141,593)
Non-interest income	107,489	143,746	139,700	390,935	(20,185)	370,750
Investment securities losses, net	—	—	—	—	(1,275)	(1,275)
Non-interest expense	(225,791)	(237,327)	(92,915)	(556,033)	(16,035)	(572,068)
Income before income taxes	$99,008	$203,598	$88,481	$391,087	$(115,189)	$275,898

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At September 30, 2021, the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	September 30, 2021	December 31, 2020
Interest rate swaps	$2,236,974	$2,367,017
Interest rate caps	185,177	103,028
Credit risk participation agreements	372,661	381,170
Foreign exchange contracts	7,566	7,431
Mortgage loan commitments	44,233	67,543
Mortgage loan forward sale contracts	6,987	—
Forward TBA contracts	37,000	89,000
Total notional amount	$2,890,598	$3,015,189

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

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity dates of the hedged forecasted transactions. As of September 30, 2021, the total realized gains on the monetized cash flow hedges remaining in AOCI was $105.6 million (pre-tax), which will be reclassified into interest income over the next 5.2 years.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at September 30, 2021 in the table below, the positive fair values of cleared swaps were reduced by $224 thousand and the negative fair values of cleared swaps were reduced by $41.2 million. At December 31, 2020, there were no reductions to the positive fair values of cleared swaps and the negative fair values of cleared swaps were reduced by $69.2 million.

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2021	Dec. 31, 2020	Sept. 30, 2021	Dec. 31, 2020
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$53,020	$86,389	$(12,001)	$(17,199)
Interest rate caps	78	1	(78)	(1)
Credit risk participation agreements	113	216	(283)	(701)
Foreign exchange contracts	108	57	(92)	(103)
Mortgage loan commitments	1,510	3,226	—	—
Mortgage loan forward sale contracts	27	—	(9)	—
Forward TBA contracts	209	—	(3)	(671)
Total	$55,065	$89,889	$(12,466)	$(18,675)

The pre-tax effects of derivative instruments on the consolidated statements of income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended September 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$(4,481)	$(4,087)	$(394)	Interest and fees on loans	$4,163	$5,509	$(1,346)
Total	$(4,481)	$(4,087)	$(394)	Total	$4,163	$5,509	$(1,346)
For the Nine Months Ended September 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate floors	$94,702	$121,621	$(26,919)	Interest and fees on loans	$6,050	$9,458	$(3,408)
Total	$94,702	$121,621	$(26,919)	Total	$6,050	$9,458	$(3,408)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2021	2020	2021	2020
Derivative instruments:
Interest rate swaps	Other non-interest income	$24	$81	$1,974	$369
Interest rate caps	Other non-interest income	—	1	15	20
Credit risk participation agreements	Other non-interest income	47	(87)	27	153
Foreign exchange contracts	Other non-interest income	(22)	—	62	(82)
Mortgage loan commitments	Loan fees and sales	(309)	589	(1,716)	2,678
Mortgage loan forward sale contracts	Loan fees and sales	(10)	20	18	19
Forward TBA contracts	Loan fees and sales	(184)	(709)	1,676	(482)
Total		$(454)	$(105)	$2,056	$2,675

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
September 30, 2021
Assets:
Derivatives subject to master netting agreements	$53,373	$—	$53,373	$(144)	$—	$53,229
Derivatives not subject to master netting agreements	1,692	—	1,692
Total derivatives	$55,065	$—	$55,065
Liabilities:
Derivatives subject to master netting agreements	$12,354	$—	$12,354	$(144)	$(11,275)	$935
Derivatives not subject to master netting agreements	112	—	112
Total derivatives	$12,466	$—	$12,466
December 31, 2020
Assets:
Derivatives subject to master netting agreements	$86,497	$—	$86,497	$(108)	$—	$86,389
Derivatives not subject to master netting agreements	3,392	—	3,392
Total derivatives	$89,889	$—	$89,889
Liabilities:
Derivatives subject to master netting agreements	$18,420	$—	$18,420	$(108)	$(16,738)	$1,574
Derivatives not subject to master netting agreements	255	—	255
Total derivatives	$18,675	$—	$18,675

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at September 30, 2021 and December 31, 2020. At September 30, 2021, the Company had posted collateral of $202.5 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.1 million in agency mortgage-backed bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
September 30, 2021
Total resale agreements, subject to master netting arrangements	$1,950,000	$(200,000)	$1,750,000	$—	$(1,750,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,442,408	(200,000)	2,242,408	—	(2,242,408)	—
December 31, 2020
Total resale agreements, subject to master netting arrangements	$1,050,000	$(200,000)	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,256,113	(200,000)	2,056,113	—	(2,056,113)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2021 and December 31, 2020, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2021
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$273,267	$25,106	$19,942	$318,315
Agency mortgage-backed securities	1,640,466	3,775	209,759	1,854,000
Non-agency mortgage-backed securities	31,217	—	—	31,217
Asset-backed securities	205,729	—	—	205,729
Other debt securities	33,147	—	—	33,147
Total repurchase agreements, gross amount recognized	$2,183,826	$28,881	$229,701	$2,442,408
December 31, 2020
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$150,305	$—	$—	$150,305
Agency mortgage-backed securities	1,598,614	34,018	220,849	1,853,481
Non-agency mortgage-backed securities	62,742	—	—	62,742
Asset-backed securities	155,917	—	—	155,917
Other debt securities	33,668	—	—	33,668
Total repurchase agreements, gross amount recognized	$2,001,246	$34,018	$220,849	$2,256,113

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $3.9 million and $3.8 million in the three months ended September 30, 2021 and 2020, respectively, and $11.6 million and $11.2 million in the nine months ended September 30, 2021 and 2020, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2021, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	1,099,866	$52.11
Granted	224,336	71.90
Vested	(242,139)	43.45
Forfeited	(20,297)	58.68
Nonvested at September 30, 2021	1,061,766	$58.14

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

Weighted per share average fair value at grant date	$16.78
Assumptions:
Dividend yield	1.4%
Volatility	28.2%
Risk-free interest rate	.7%
Expected term	5.7 years

A summary of SAR activity during the first nine months of 2021 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,005,896	$44.95
Granted	72,416	72.91
Forfeited	(6,363)	58.63
Expired	(280)	57.95
Exercised	(214,651)	39.59
Outstanding at September 30, 2021	857,018	$48.55	6.0 years	$18,372

14. Revenue from Contracts with Customers
The core principle of ASU 2014-09, "Revenue from Contracts with Customers," is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the nine months ended September 30, 2021, approximately 60% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASU 2014-09 by major product line.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Bank card transaction fees	$42,815	$37,873	$123,118	$111,818
Trust fees	48,950	40,769	139,334	118,676
Deposit account charges and other fees	25,161	23,107	71,724	69,063
Consumer brokerage services	4,900	4,011	13,484	11,099
Other non-interest income	2,510	7,566	17,168	23,718
Total non-interest income from contracts with customers	124,336	113,326	364,828	334,374
Other non-interest income (1)	13,170	16,246	47,866	36,376
Total non-interest income	$137,506	$129,572	$412,694	$370,750
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

The following table presents the opening and closing receivable balances for the nine month periods ended September 30, 2021 and 2020 for the Company’s significant revenue categories subject to ASU 2014-09.

(In thousands)	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Bank card transaction fees	$13,349	$14,199	$11,501	$13,915
Trust fees	2,211	2,071	2,122	2,093
Deposit account charges and other fees	5,969	6,933	5,839	6,523
Consumer brokerage services	513	432	476	596

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the September 30, 2021 and December 31, 2020 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2021 or the year ended December 31, 2020.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Assets:
Residential mortgage loans held for sale	$11,982	$—	$11,982	$—
Available for sale debt securities:
U.S. government and federal agency obligations	784,190	784,190	—	—
Government-sponsored enterprise obligations	51,941	—	51,941	—
State and municipal obligations	2,155,076	—	2,153,081	1,995
Agency mortgage-backed securities	5,974,802	—	5,974,802	—
Non-agency mortgage-backed securities	1,225,091	—	1,225,091	—
Asset-backed securities	3,359,915	—	3,359,915	—
Other debt securities	614,641	—	614,641	—
Trading debt securities	40,114	—	40,114	—
Equity securities	7,118	7,118	—	—
Private equity investments	138,052	—	—	138,052
Derivatives *	55,065	—	53,442	1,623
Assets held in trust for deferred compensation plan	20,880	20,880	—	—
Total assets	14,438,867	812,188	13,485,009	141,670
Liabilities:
Derivatives *	12,466	—	12,183	283
Liabilities held in trust for deferred compensation plan	20,880	20,880	—	—
Total liabilities	$33,346	$20,880	$12,183	$283
December 31, 2020
Assets:
Residential mortgage loans held for sale	$39,396	$—	$39,396	$—
Available for sale debt securities:
U.S. government and federal agency obligations	838,059	838,059	—	—
Government-sponsored enterprise obligations	54,485	—	54,485	—
State and municipal obligations	2,045,099	—	2,037,131	7,968
Agency mortgage-backed securities	6,712,085	—	6,712,085	—
Non-agency mortgage-backed securities	361,074	—	361,074	—
Asset-backed securities	1,882,243	—	1,882,243	—
Other debt securities	556,219	—	556,219	—
Trading debt securities	35,321	—	35,321	—
Equity securities	2,966	2,966	—	—
Private equity investments	94,368	—	—	94,368
Derivatives *	89,889	—	86,447	3,442
Assets held in trust for deferred compensation plan	19,278	19,278	—	—
Total assets	12,730,482	860,303	11,764,401	105,778
Liabilities:
Derivatives *	18,675	—	17,974	701
Liabilities held in trust for deferred compensation plan	19,278	19,278	—	—
Total liabilities	$37,953	$19,278	$17,974	$701
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2021
Balance June 30, 2021	$7,991	$116,246	$1,629	$125,866
Total gains or losses (realized/unrealized):
Included in earnings	—	12,971	(262)	12,709
Included in other comprehensive income *	(175)	—	—	(175)
Investment securities called	(6,000)	—	—	(6,000)
Discount accretion	179	—	—	179
Purchases of private equity investments	—	8,835	—	8,835
Sale of risk participation agreements	—	—	(27)	(27)
Balance September 30, 2021	$1,995	$138,052	$1,340	$141,387
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$—	$12,971	$1,557	$14,528
Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$2	$—	$—	$2
For the nine months ended September 30, 2021
Balance January 1, 2021	$7,968	$94,368	$2,741	$105,077
Total gains or losses (realized/unrealized):
Included in earnings	—	38,002	(1,689)	36,313
Included in other comprehensive income *	(158)	—	—	(158)
Investment securities called	(6,000)	—	—	(6,000)
Discount accretion	185	—	—	185
Purchases of private equity investments	—	14,491	—	14,491
Sale/pay down of private equity investments	—	(8,832)	—	(8,832)
Capitalized interest/dividends	—	23	—	23
Purchase of risk participation agreement	—	—	445	445
Sale of risk participation agreement	—	—	(157)	(157)
Balance September 30, 2021	$1,995	$138,052	$1,340	$141,387
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$—	$38,002	$1,367	$39,369
Total gains or losses for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$23	$—	$—	$23

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2020
Balance June 30, 2020	$9,490	$73,846	$1,888	$85,224
Total gains or losses (realized/unrealized):
Included in earnings	—	2,389	504	2,893
Included in other comprehensive income *	271	—	—	271
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	105	—	—	105
Purchases of private equity investments	—	2,522	—	2,522
Sale/pay down of private equity investments	—	(295)	—	(295)
Balance September 30, 2020	$7,866	$78,462	$2,392	$88,720
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$—	$2,409	$3,050	$5,459
Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$258	$—	$—	$258
For the nine months ended September 30, 2020
Balance January 1, 2020	$9,853	$94,122	$369	$104,344
Total gains or losses (realized/unrealized):
Included in earnings	—	(18,116)	2,832	(15,284)
Included in other comprehensive income *	(101)	—	—	(101)
Investment securities called	(2,000)	—	—	(2,000)
Discount accretion	114	—	—	114
Purchases of private equity investments	—	2,791	—	2,791
Sale/pay down of private equity investments	—	(364)	—	(364)
Capitalized interest/dividends	—	29	—	29
Sale of risk participation agreement	—	—	(809)	(809)
Balance September 30, 2020	$7,866	$78,462	$2,392	$88,720
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$—	$(18,096)	$3,262	$(14,834)
Total gains or losses for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$(52)	$—	$—	$(52)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2021
Total gains or losses included in earnings	$(309)	$47	$12,971	$12,709
Change in unrealized gains or losses relating to assets still held at September 30, 2021	$1,510	$47	$12,971	$14,528
For the nine months ended September 30, 2021
Total gains or losses included in earnings	$(1,716)	$27	$38,002	$36,313
Change in unrealized gains or losses relating to assets still held at September 30, 2021	$1,510	$(143)	$38,002	$39,369
For the three months ended September 30, 2020
Total gains or losses included in earnings	$591	$(87)	$2,389	$2,893
Change in unrealized gains or losses relating to assets still held at September 30, 2020	$3,137	$(87)	$2,409	$5,459
For the nine months ended September 30, 2020
Total gains or losses included in earnings	$2,679	$153	$(18,116)	$(15,284)
Change in unrealized gains or losses relating to assets still held at September 30, 2020	$3,137	$125	$(18,096)	$(14,834)

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to auction rate securities (ARS), investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $2.0 million at September 30, 2021, while private equity investments, included in other securities, totaled $138.1 million.

Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years	5 years
		Estimated market rate	1.1%	-	1.3%	1.2%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.3
Mortgage loan commitments	Discounted cash flow	Probability of funding	67.2%	-	100.0%	87.0%
		Embedded servicing value	.8%	-	1.2%	1.0%
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first nine months of 2021 and 2020, and still held as of September 30, 2021 and 2020, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2021 and 2020.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2021
Collateral dependent loans	$2,057	$—	$—	$2,057	$(349)
Mortgage servicing rights	9,774	—	—	9,774	1,120
Long-lived assets	1,393	—	—	1,393	(726)

September 30, 2020
Collateral dependent loans	$11,772	$—	$—	$11,772	$(3,214)
Mortgage servicing rights	5,731	—	—	5,731	(1,823)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other assets on the consolidated balance sheet, and information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.02%	-	9.35%	9.15%
		Prepayment speeds (CPR)*	11.46%	-	14.21%	12.55%
		Loan servicing costs - annually per loan
		Performing loans	$70	-	$72	$71
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2021 and December 31, 2020:

	Carrying Amount	Estimated Fair Value at September 30, 2021
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,277,850	$—	$—	$5,220,005	$5,220,005
Real estate - construction and land	1,257,836	—	—	1,238,620	1,238,620
Real estate - business	2,937,852	—	—	2,936,476	2,936,476
Real estate - personal	2,769,292	—	—	2,772,259	2,772,259
Consumer	2,049,559	—	—	2,046,338	2,046,338
Revolving home equity	281,442	—	—	279,165	279,165
Consumer credit card	569,976	—	—	529,617	529,617
Overdrafts	4,583	—	—	4,236	4,236
Total loans	15,148,390	—	—	15,026,716	15,026,716
Loans held for sale	16,043	—	16,043	—	16,043
Investment securities	14,395,504	791,308	13,419,585	184,611	14,395,504
Securities purchased under agreements to resell	1,750,000	—	—	1,757,410	1,757,410
Interest earning deposits with banks	1,888,545	1,888,545	—	—	1,888,545
Cash and due from banks	344,460	344,460	—	—	344,460
Derivative instruments	55,065	—	53,442	1,623	55,065
Assets held in trust for deferred compensation plan	20,880	20,880	—	—	20,880
Total	$33,618,887	$3,045,193	$13,489,070	$16,970,360	$33,504,623
Financial Liabilities
Non-interest bearing deposits	$11,622,855	$11,622,855	$—	$—	$11,622,855
Savings, interest checking and money market deposits	14,907,654	14,907,654	—	—	14,907,654
Certificates of deposit	1,615,775	—	—	1,617,580	1,617,580
Federal funds purchased	11,345	11,345	—	—	11,345
Securities sold under agreements to repurchase	2,242,408	—	—	2,242,486	2,242,486
Other borrowings	3,949	—	3,949	—	3,949
Derivative instruments	12,466	—	12,183	283	12,466
Liabilities held in trust for deferred compensation plan	20,880	20,880	—	—	20,880
Total	$30,437,332	$26,562,734	$16,132	$3,860,349	$30,439,215

	Carrying Amount	Estimated Fair Value at December 31, 2020
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,546,087	$—	$—	$6,467,572	$6,467,572
Real estate - construction and land	1,021,595	—	—	995,873	995,873
Real estate - business	3,026,117	—	—	3,016,576	3,016,576
Real estate - personal	2,820,030	—	—	2,830,521	2,830,521
Consumer	1,950,502	—	—	1,953,217	1,953,217
Revolving home equity	307,083	—	—	304,434	304,434
Consumer credit card	655,078	—	—	576,320	576,320
Overdrafts	3,149	—	—	3,068	3,068
Total loans	16,329,641	—	—	16,147,581	16,147,581
Loans held for sale	45,089	—	45,089	—	45,089
Investment securities	12,626,296	841,025	11,638,558	146,713	12,626,296
Securities purchased under agreements to resell	850,000	—	—	894,338	894,338
Interest earning deposits with banks	1,747,363	1,747,363	—	—	1,747,363
Cash and due from banks	437,563	437,563	—	—	437,563
Derivative instruments	89,889	—	86,447	3,442	89,889
Assets held in trust for deferred compensation plan	19,278	19,278	—	—	19,278
Total	$32,145,119	$3,045,229	$11,770,094	$17,192,074	$32,007,397
Financial Liabilities
Non-interest bearing deposits	$10,497,598	$10,497,598	$—	$—	$10,497,598
Savings, interest checking and money market deposits	14,604,456	14,604,456	—	—	14,604,456
Certificates of deposit	1,844,691	—	—	1,847,277	1,847,277
Federal funds purchased	42,270	42,270	—	—	42,270
Securities sold under agreements to repurchase	2,056,113	—	—	2,056,173	2,056,173
Derivative instruments	18,675	—	17,974	701	18,675
Liabilities held in trust for deferred compensation plan	19,278	19,278	—	—	19,278
Total	$29,083,081	$25,163,602	$17,974	$3,904,151	$29,085,727

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at September 30, 2021, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2020 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2020 Annual Report on Form 10-K and in Part II Item 1A of this Quarterly Report on Form 10-Q. Except as set forth in Part II, Item 1A, during the quarter ended September 30, 2021, there were no material changes to the Risk Factors disclosed in the Company's 2020 Annual Report on Form 10-K.

Critical Accounting Policies
The Company has identified certain policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and the valuation of certain investment securities. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2020 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2020.

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2021	2020		2021	2020
Per Share Data
Net income per common share — basic	$1.05	$1.06	*	$3.55	$1.80	*
Net income per common share — diluted	1.05	1.06	*	3.54	1.80	*
Cash dividends on common stock	.263	.257	*	.788	.771	*
Book value per common share				30.01	28.23	*
Market price				69.68	53.61	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	54.44%	66.23%		57.91%	69.12%
Non-interest bearing deposits to total deposits	40.90	39.61		40.15	36.96
Equity to loans (1)	23.17	20.54		21.68	20.96
Equity to deposits	12.62	13.60		12.56	14.49
Equity to total assets	10.22	10.90		10.22	11.42
Return on total assets	1.40	1.71		1.65	1.04
Return on common equity	13.74	15.21		16.14	8.93
(Based on end-of-period data)
Non-interest income to revenue (2)	39.11	37.50		39.66	37.42
Efficiency ratio (3)	59.95	55.00		57.76	57.37
Tier I common risk-based capital ratio				14.02	13.45
Tier I risk-based capital ratio				14.02	13.45
Total risk-based capital ratio				14.83	14.62
Tangible common equity to tangible assets ratio (4)				9.71	10.11
Tier I leverage ratio				9.31	9.39
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

	September 30
(Dollars in thousands)	2021	2020
Total equity	$3,491,221	$3,306,264
Less non-controlling interest	10,551	601
Less goodwill	138,921	138,921
Less core deposit premium	4,684	1,452
Total tangible common equity (a)	$3,337,065	$3,165,290
Total assets	$34,497,543	$31,453,817
Less goodwill	138,921	138,921
Less core deposit premium	4,684	1,452
Total tangible assets (b)	$34,353,938	$31,313,444
Tangible common equity to tangible assets ratio (a)/(b)	9.71%	10.11%

Results of Operations
Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2021	2020	% change	2021	2020	% change
Net interest income	$214,037	$215,962	(.9%)	$627,767	$620,084	1.2%
Provision for credit losses	7,385	(3,101)	(338.1)	59,272	(141,593)	(141.9)
Non-interest income	137,506	129,572	6.1	412,694	370,750	11.3
Investment securities gains (losses), net	13,108	16,155	(18.9)	39,765	(1,275)	N.M.
Non-interest expense	(211,620)	(190,858)	10.9	(602,319)	(572,068)	5.3
Income taxes	(34,662)	(34,375)	.8	(111,947)	(54,209)	106.5
Non-controlling interest income (expense)	(3,193)	(907)	N.M.	(9,373)	2,479	N.M.
Net income attributable to Commerce Bancshares, Inc.	122,561	132,448	(7.5)	415,859	224,168	85.5
Preferred stock dividends	—	(7,466)	(100.0)	—	(11,966)	(100.0)
Net income available to common shareholders	$122,561	$124,982	(1.9%)	$415,859	$212,202	96.0%
N.M. - Not meaningful

For the quarter ended September 30, 2021, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $122.6 million, a decrease of $9.9 million, or 7.5%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.40%, the annualized return on average equity was 13.74%, and the efficiency ratio was 59.95%. Diluted earnings per common share was $1.05, a decrease of .9% compared to $1.06 per share in the third quarter of 2020, and decreased 23.9% compared to $1.38 per share in the previous quarter.

Compared to the third quarter of last year, net interest income decreased $1.9 million, or .9%, mainly due to decreases in loan interest and interest on securities purchased under agreements to resell of $7.9 million and $2.2 million, respectively. These decreases were partly offset by a decline of $4.2 million in interest expense on deposits and borrowings, coupled with an increase of $3.4 million in interest income on investment securities. The provision for credit losses declined $10.5 million due to a decrease in the estimate of the allowance for credit losses on loans and unfunded commitments and lower net loan charge-offs. Non-interest income increased $7.9 million, or 6.1%, compared to the third quarter of 2020, mainly due to growth in trust fees, net bank card fees and deposit account fees, partly offset by lower loan fees and sales. Investment securities net gains totaled $13.1 million in the current quarter compared to net gains of $16.2 million in the same quarter last year. Net securities gains in the current quarter primarily resulted from unrealized fair value gains of $13.0 million in the Company's private equity portfolio. Non-interest expense increased $20.8 million, or 10.9%, over the third quarter of 2020 mainly due to non-recurring litigation settlement expense, higher salaries and benefits expense and data processing and software expense.

Net income for the first nine months of 2021 was $415.9 million, an increase of $191.7 million, or 85.5%, over the same period last year. Diluted earnings per common shares was $3.54, an increase of 96.7% compared to $1.80 per share in the same period last year. For the first nine months of 2021, the annualized return on average assets was 1.65%, the annualized return on average equity was 16.14%, and the efficiency ratio was 57.76%. Net interest income increased $7.7 million, or 1.2%, over the same period last year. This growth was due to a decrease of $27.8 million in deposits and borrowings interest expense and growth of $6.2 million in interest income on investment securities, partly offset by a $27.5 million decrease in interest income on loans. The provision for credit losses was a benefit of $59.3 million for the first nine months of 2021, compared to provision expense of $141.6 million in the same period last year, resulting in a decrease of $200.9 million. Non-interest income increased $41.9 million, or 11.3%, over the first nine months of last year mainly due to higher trust fees, net bank card fees and loan fees and sales. Non-interest expense increased $30.3 million, or 5.3%, over the first nine months of last year due to increases in salaries and benefits and data processing and software expense, as well as lower deferred loan origination costs.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2021 vs. 2020			Nine Months Ended September 30, 2021 vs. 2020
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$(9,486)	$6,838	$(2,648)	$(6,101)	$5,238	$(863)
Real estate - construction and land	1,831	(672)	1,159	5,745	(5,159)	586
Real estate - business	(61)	(459)	(520)	2,026	(6,914)	(4,888)
Real estate - personal	479	(1,959)	(1,480)	6,517	(7,631)	(1,114)
Consumer	517	(2,436)	(1,919)	1,193	(9,471)	(8,278)
Revolving home equity	(395)	129	(266)	(1,470)	(846)	(2,316)
Consumer credit card	(2,292)	(109)	(2,401)	(8,454)	(2,969)	(11,423)
Overdrafts	—	—	—	—	—	—
Total interest on loans	(9,407)	1,332	(8,075)	(544)	(27,752)	(28,296)
Loans held for sale	(74)	(3)	(77)	287	(139)	148
Investment securities:
U.S. government and federal agency securities	(400)	3,736	3,336	(918)	13,653	12,735
Government-sponsored enterprise obligations	(284)	19	(265)	(1,672)	(401)	(2,073)
State and municipal obligations	1,737	(915)	822	11,888	(6,296)	5,592
Mortgage-backed securities	4,205	(7,351)	(3,146)	24,116	(41,209)	(17,093)
Asset-backed securities	7,218	(6,263)	955	20,737	(19,639)	1,098
Other securities	2,197	(700)	1,497	5,354	457	5,811
Total interest on investment securities	14,673	(11,474)	3,199	59,505	(53,435)	6,070
Federal funds sold	1	—	1	4	(3)	1
Securities purchased under agreements to resell	10,384	(12,624)	(2,240)	10,149	(9,043)	1,106
Interest earning deposits with banks	398	336	734	2,059	(1,947)	112
Total interest income	15,975	(22,433)	(6,458)	71,460	(92,319)	(20,859)
Interest expense:
Deposits:
Savings	66	(46)	20	258	(195)	63
Interest checking and money market	428	(1,837)	(1,409)	2,550	(12,341)	(9,791)
Certificates of deposit of less than $100,000	(210)	(612)	(822)	(813)	(2,377)	(3,190)
Certificates of deposit of $100,000 and over	(236)	(1,826)	(2,062)	(1,158)	(8,026)	(9,184)
Total interest on deposits	48	(4,321)	(4,273)	837	(22,939)	(22,102)
Federal funds purchased and securities sold under
agreements to repurchase	117	(43)	74	486	(5,135)	(4,649)
Other borrowings	—	1	1	(1,030)	3	(1,027)
Total interest expense	165	(4,363)	(4,198)	293	(28,071)	(27,778)
Net interest income, tax equivalent basis	$15,810	$(18,070)	$(2,260)	$71,167	$(64,248)	$6,919

Net interest income in the third quarter of 2021 was $214.0 million, a decrease of $1.9 million from the third quarter of 2020. On a tax equivalent (T/E) basis, net interest income totaled $216.9 million in the third quarter of 2021, down $2.3 million from the same period last year and up $5.8 million over the previous quarter. The decrease in net interest income compared to the third quarter of 2020 was mainly due to lower interest income earned on loans (T/E) of $8.1 million and securities purchased under agreements to resell of $2.2 million, partly offset by higher interest income earned on investment securities (T/E) of $3.2 million and lower interest expense on interest bearing deposits of $4.3 million. The decrease in total interest earned on loans (T/E) was mainly the result of a decline in average balances, partly offset by growth in the average rate earned. The increase in interest earned on investment securities (T/E) was mainly due to higher average balances, partly offset by lower rates earned, while the decrease in expense on interest bearing deposits was a result of a decline in the average rate paid. The Company's net yield on earning assets (T/E) was 2.58% in the current quarter compared to 2.97% in the third quarter of 2020.

Total interest income (T/E) decreased $6.5 million from the third quarter of 2020. Interest income on loans (T/E) was $143.9 million during the third quarter of 2021, a decrease of $8.1 million, or 5.3%, from the same quarter last year. The decrease in interest income from the same quarter last year was primarily due to a decline of $1.1 billion, or 6.8%, in average loan balances, partly offset by an increase of five basis points in the average rate earned. Most of the decrease in interest income occurred in the business, consumer credit card, consumer, and personal real estate loan categories. These decreases were partly offset by an increase in interest income in the construction and land loan category. Business loan interest income decreased $2.6 million due to a decline of $1.3 billion in average balances, partly offset by an increase of 48 basis points in the average rate earned. The decline in business loan average balances was mainly due to a decrease of $930.8 million in Paycheck Protection Program (PPP) loans, while the increase in the yield was partly due to an increase in the PPP loan yield, which was 7.73% in the third quarter of 2021. Consumer credit card loan interest decreased $2.4 million mainly due to a decline of $79.8 million in average balances. Consumer loan interest declined $1.9 million due to a decrease of 48 basis points in the average rate earned, partly offset by a $48.9 million, or 2.5%, increase in average balances. Personal real estate loan interest income fell $1.5 million due to a 29 basis point decrease in the average rate earned, partly offset by higher average balances of $53.3 million, or 2.0%. These decreases to interest income (T/E) were partly offset by an increase of $1.2 million in interest earned on construction and land loans, mostly due to growth of $194.2 million, or 19.9%, in average loan balances, partly offset by a decline of 23 basis points in the average rate earned.

Interest income on investment securities (T/E) was $65.7 million during the third quarter of 2021, which was an increase of $3.2 million over the same quarter last year. The increase in interest income occurred mainly in interest earned on U.S. government and federal agency obligations, which grew $3.3 million mainly due to an increase in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). Interest income related to TIPS, which is tied to the Consumer Price Index, increased $3.4 million over the same quarter last year. Interest earned on other securities grew $1.5 million mainly due to distributions from investments in the Company's private equity portfolio. Interest on asset-backed securities rose $955 thousand as a result of a $1.5 billion increase in the average balance, partly offset by an 82 basis point decline in the average rate earned. In addition, interest earned on state and municipal obligations grew $822 thousand as a result of growth in the average balance of $272.4 million, or 15.4%, partly offset by an 18 basis point decline in the average rate earned. These increases to interest income on investment securities (T/E) were partly offset by a decline in interest earned on mortgage-backed securities, which fell $3.1 million due to a 42 basis point decline in the average rate earned, partly offset by an increase of $855.5 million, or 13.7%, in the average balance. At September 30, 2021, the Company recorded a $5.0 million adjustment to premium amortization, which increased interest income this quarter to reflect moderately slower prepayment speed estimates on mortgage-backed securities. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $13.8 billion in the third quarter of 2021, compared to $11.1 billion in the third quarter of 2020.

Interest income on securities purchased under agreements to resell decreased $2.2 million from the same quarter last year, due to a decrease of 307 basis points in the average rate earned, partly offset by growth of $783.2 million in the average balance. In the third quarter of 2021, $250.0 million of securities purchased under agreements to resell (resell agreements), which had been earning interest at an average rate of 4.7%, matured and were replaced with $700.0 million of resell agreements earning approximately .28%. Interest income on balances at the Federal Reserve grew $734 thousand due to an increase of $1.6 billion in the average balance invested and an increase of five basis points in the average rate earned.

The average tax equivalent yield on total interest earning assets was 2.62% in the third quarter of 2021, down from 3.07% in the third quarter of 2020.

Total interest expense decreased $4.2 million compared to the third quarter of 2020 due to a $4.3 million decrease in interest expense on interest bearing deposits, slightly offset by a $75 thousand increase in interest expense on borrowings. The decrease in deposit interest expense resulted mainly from a 12 basis point decline in the overall average rate paid. Interest expense on certificates of deposit (CD's) declined $2.9 million due to a 55 basis point decrease in the average rate paid, coupled with a decrease of $267.1 million in the average balance. Interest expense on interest checking and money market accounts declined $1.4 million, due to a five basis point decrease in the average rate paid, partly offset by higher average balances of $1.6 billion.

Interest expense on borrowings increased slightly due to higher average balances of customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .06% and .17% in the third quarters of 2021 and 2020, respectively.

Net interest income (T/E) for the first nine months of 2021 was $636.7 million compared to $629.8 million for the same period in 2020. For the first nine months of 2021, the net interest margin was 2.63% compared to 3.07% for the same period in 2020.
Total interest income (T/E) for the first nine months of 2021 decreased $20.9 million from the same period last year mainly due to lower interest income on loans (T/E), partly offset by higher interest earned on investment securities (T/E). Loan interest income (T/E) declined $28.3 million, or 6.1%, due to a 27 basis point decline in the average rate earned. The decrease in loan interest occurred mainly in consumer credit card loans due to lower average loan balances, coupled with lower average rates. In addition, business real estate, consumer and personal real estate loan interest declined due to lower average rates, partly offset by higher average balances, while interest on home equity loans declined due to lower average balances and rates.

Interest income on investment securities (T/E) grew $6.1 million, mainly due to an increase of $3.4 billion in the average balance, partly offset by a decrease of 55 basis points in the average rate earned. Interest earned on U.S. government and federal agency obligations grew $12.7 million, mainly due to higher TIPS interest income. Interest earned on state and municipal obligations increased $5.6 million due to higher average balances, partly offset by lower average rates earned. Interest earned on other securities increased partly due to the receipt of distributions from investments in the Company's private equity portfolio. Interest earned on asset-backed securities also increased over the prior year as a result of higher average balances, partly offset by lower rates earned. Partly offsetting these increases was a decrease in interest earned on mortgage-backed securities, which declined $17.1 million as a result of lower average rates earned, partly offset by higher average balances. Interest earned on government sponsored enterprise obligations also decreased due to declines in both the average balance and the average rate earned.

Interest income on securities purchased under agreements to resell increased $1.1 million due to higher average balances, partly offset by lower average rates. Interest earned on balances at the Federal Reserve increased slightly due to a $1.1 billion increase in the average balance invested, partly offset by a 12 basis point decline in the average rate earned.

Total interest expense for the first nine months of 2021 decreased $27.8 million compared to the same period last year. Interest expense on interest bearing deposits decreased $22.1 million, mainly due to a 22 basis point decrease in the overall rate paid. Interest expense on interest checking and money market account balances decreased $9.8 million mainly due to a 12 basis point decrease in rates paid, partly offset by higher average balances. Interest expense on CD's declined $12.4 million due to an 81 basis point decline in rates paid, coupled with lower average balances.

Interest expense on borrowings decreased $5.7 million, mainly due to lower rates paid on customer repurchase agreements. The overall cost of total interest bearing liabilities decreased to .07% compared to .31% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2021	2020	% change	2021	2020	% change
Bank card transaction fees	$42,815	$37,873	13.0%	$123,118	$111,818	10.1%
Trust fees	48,950	40,769	20.1	139,334	118,676	17.4
Deposit account charges and other fees	25,161	23,107	8.9	71,724	69,063	3.9
Capital market fees	3,794	3,194	18.8	12,102	10,756	12.5
Consumer brokerage services	4,900	4,011	22.2	13,484	11,099	21.5
Loan fees and sales	6,842	9,769	(30.0)	24,472	17,653	38.6
Other	5,044	10,849	(53.5)	28,460	31,685	(10.2)
Total non-interest income	$137,506	$129,572	6.1%	$412,694	$370,750	11.3%
Non-interest income as a % of total revenue*	39.1%	37.5%		39.7%	37.4%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three and nine month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2021	2020	% change	2021	2020	% change
Net debit card fees	$10,402	$9,721	7.0%	$30,274	$27,863	8.7%
Net credit card fees	3,863	3,359	15.0	11,389	9,749	16.8
Net merchant fees	5,202	4,551	14.3	14,711	13,165	11.7
Net corporate card fees	23,348	20,242	15.3	66,744	61,041	9.3
Total bank card transaction fees	$42,815	$37,873	13.0%	$123,118	$111,818	10.1%

For the third quarter of 2021, total non-interest income amounted to $137.5 million compared to $129.6 million in the same quarter last year, which was an increase of $7.9 million, or 6.1%. The increase was mainly due to higher trust fees and net bank card fees. Additionally, deposit account fees, consumer brokerage fees and capital market fees grew compared to the same quarter last year, but were partly offset by lower loan fees and sales and other non-interest income. Bank card transaction fees for the current quarter grew $4.9 million, or 13.0%, over the same period last year, due to growth of $3.1 million in net corporate card fees, $681 thousand in net debit card fees, $651 thousand in net merchant fees, and $504 thousand in net credit card fees. The growth in net corporate card fees and net credit card fees was mainly due to higher interchange income, partly offset by higher rewards expense. The growth in net debit card fees was mainly due to higher interchange income, while the growth in net merchant fees was mostly due to higher merchant fees, partly offset by higher network expense. Trust fees for the quarter increased $8.2 million, or 20.1%, over the same quarter last year, resulting from higher private client and institutional trust fees, which were up 22.9% and 11.2%, respectively. Compared to the same period last year, deposit account fees increased $2.1 million, or 8.9%, mainly due to higher overdraft and return item fees and corporate cash management fees. Capital market fees increased $600 thousand, or 18.8%, while consumer brokerage service fees increased $889 thousand, or 22.2%, due to growth in annuity and advisory fees. Loan fees and sales decreased $2.9 million, or 30.0%, compared to the same quarter last year, mainly due to a decline in mortgage banking revenue. Other non-interest income decreased $5.8 million, or 53.5%, mainly due to lower cash sweep commissions and tax credit sales fees of $1.6 million and $1.1 million, respectively. Additionally a $2.0 million loss on an equity method investment was recorded this quarter.

Non-interest income for the first nine months of 2021 was $412.7 million compared to $370.8 million in 2020, resulting in an increase of $41.9 million, or 11.3%. Bank card fees increased $11.3 million, or 10.1%, due to growth of $5.7 million in net corporate card fees, $2.4 million in net debit card fees, $1.6 million in net credit card fees, and $1.5 million in net merchant fees. Trust fee income increased $20.7 million, or 17.4%, as a result of growth in private client and institutional trust fee income. Deposit account fees increased $2.7 million due to higher corporate cash management fees and overdraft and return item fees, partly offset by lower personal account deposit fees. For the nine months ended September 30, 2021, corporate cash management fees comprised 51.9% of total deposit fees, while overdraft fees comprised 23.9% of total deposit fees. Capital market fees increased $1.3 million, while consumer brokerage service fees grew $2.4 million, or 21.5%, as a result of higher annuity and advisory fees. Loan fees and sales increased $6.8 million, or 38.6%, mainly due to growth in mortgage banking revenue. Other income decreased $3.2 million, mainly due to lower cash sweep commissions, tax credit sales fees and a $2.6 million loss on an equity method investment. These decreases were partly offset by gains recorded on branch sales and higher interest rate swap fees, check sales and wire fees and international fees.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Net gains on sales of available for sale debt securities	$—	$13,674	$—	$16,965
Net gains on sales of equity securities	—	—	—	2
Net gains (losses) on sales and fair value adjustments of private equity investments	12,971	2,389	39,613	(18,116)
Fair value adjustments on equity securities, net	137	92	152	(126)
Total investment securities gains (losses), net	$13,108	$16,155	$39,765	$(1,275)

Net gains and losses on investment securities, which were recognized in earnings during the three months ended September 30, 2021 and 2020, are shown in the table above. Net securities gains of $13.1 million were reported in the third quarter of 2021, compared to net gains of $16.2 million in the same period last year. The net gains in the third quarter of 2021 were primarily comprised of $13.0 million of net gains in fair value on the Company’s private equity investments. The net gains on investment securities for the same quarter last year were mainly comprised of net gains of $13.7 million realized on sales of available for sale debt securities and $2.4 million of net gains in fair value on the Company’s private equity investments.

Net gains on investment securities of $39.8 million were recognized in earnings for the nine months ended September 30, 2021, compared to net losses of $1.3 million for the same period in 2020. Net gains in the first nine months of 2021 were mainly comprised of a gain of $1.6 million realized on the sale of a private equity investment and $38.0 million of net gains in fair value on private equity investments. Net losses in the first nine months of 2020 were mainly comprised of fair value adjustments on private equity investments, which were largely offset by net gains realized on sales of available for sale debt securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $7.7 million during the first nine months of 2021 and income of $3.2 million during the first nine months of 2020.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2021	2020	% change	2021	2020	% change
Salaries and employee benefits	$132,824	$127,308	4.3%	$392,608	$383,004	2.5%
Net occupancy	12,329	12,058	2.2	35,877	35,075	2.3
Equipment	4,440	4,737	(6.3)	13,398	14,313	(6.4)
Supplies and communication	4,530	4,141	9.4	12,688	13,226	(4.1)
Data processing and software	25,598	23,610	8.4	76,015	71,002	7.1
Marketing	5,623	4,926	14.1	16,461	14,706	11.9
Other	26,276	14,078	86.6	55,272	40,742	35.7
Total non-interest expense	$211,620	$190,858	10.9%	$602,319	$572,068	5.3%

Non-interest expense for the third quarter of 2021 amounted to $211.6 million, an increase of $20.8 million, or 10.9%, compared to expense of $190.9 million in the third quarter of last year. The increase in expense was mainly due to non-recurring litigation settlement expense and higher salaries and benefits expense and data processing and software expense. Salaries and employee benefits expense increased $5.5 million, or 4.3%, mostly due to higher incentive compensation. Full-time equivalent employees totaled 4,582 at September 30, 2021, compared to 4,825 at September 30, 2020. Occupancy and supplies and communication expense grew $271 thousand and $389 thousand, respectively, while equipment expense declined $297 thousand. Data processing and software expense increased $2.0 million, or 8.4%, due to higher bank card processing fees and increased cost for service providers, while marketing expense grew $696 thousand, or 14.1%. Other non-interest expense increased $12.2 million, mainly due to $8.2 million in non-recurring litigation settlement costs. Additionally, legal and professional fees and travel and entertainment expense increased $1.3 million and $1.1 million, respectively.

Non-interest expense amounted to $602.3 million for the first nine months of 2021, an increase of $30.3 million, or 5.3%, over the first nine months of 2020. Salaries and benefits expense increased $9.6 million, or 2.5%, mainly due to higher costs for incentive compensation and healthcare expense, partly offset by lower full and part-time salaries expense. Occupancy expense increased $802 thousand, while supplies and communication expense decreased $538 thousand. Equipment expense decreased $915 thousand mainly due to lower depreciation and service contract expense. Data processing expense increased $5.0 million, or 7.1%, mostly due to higher costs for service providers, while marketing expense grew $1.8 million, or 11.9%.

Other non-interest expense increased $14.5 million, mainly due to the non-recurring litigation settlement mentioned above, lower deferred loan origination costs and higher FDIC insurance and legal fees expense. These increases to expense were partly offset by lower travel and entertainment expense and a reduction in impairment expense on the Company's mortgage servicing rights.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	2021	2020
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$172,395	$200,527	$240,744	$220,834	$160,682
Adoption of ASU 2016-13	—	—	—	—	(21,039)
Balance at beginning of period	$172,395	$200,527	$240,744	$220,834	$139,643
Provision for credit losses on loans	(5,961)	(27,433)	3,200	$(43,749)	$123,559
Net loan charge-offs (recoveries):
Commercial:
Business	65	(4,909)	208	(4,848)	3,084
Real estate-construction and land	—	—	(1)	1	(1)
Real estate-business	(5)	(85)	(13)	(70)	(40)
Commercial net loan charge-offs (recoveries)	60	(4,994)	194	(4,917)	3,043
Personal Banking:
Real estate-personal	(26)	(16)	(198)	(27)	(273)
Consumer	496	378	211	1,637	3,284
Revolving home equity	(22)	28	(86)	29	(158)
Consumer credit card	2,908	5,155	7,263	17,044	20,004
Overdrafts	243	148	200	544	942
Personal banking net loan charge-offs	3,599	5,693	7,390	19,227	23,799
Total net loan charge-offs	3,659	699	7,584	14,310	26,842
Balance at end of period	$162,775	$172,395	$236,360	$162,775	$236,360
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$24,208	$42,430	$35,299	$38,307	$1,075
Adoption of ASU 2016-13	—	—	—	—	16,090
Balance at beginning of period	24,208	42,430	35,299	38,307	17,165
Provision for credit losses on unfunded lending commitments	(1,424)	(18,222)	(99)	(15,523)	18,035
Balance at end of period	22,784	24,208	35,200	22,784	35,200
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$185,559	$196,603	$271,560	$185,559	$271,560

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	2021	2020
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	—%	(.32%)	.01%	(.11%)	.07%
Real estate-construction and land	—	—	—	—	—
Real estate-business	—	(.01)	—	—	—
Commercial net loan charge-offs (recoveries)	—	(.19)	.01	(.06)	.04
Personal Banking:
Real estate-personal	—	—	(.03)	—	(.01)
Consumer	.10	.08	.04	.11	.22
Revolving home equity	(.03)	.04	(.10)	.01	(.06)
Consumer credit card	2.04	3.59	4.47	3.91	3.93
Overdrafts	18.87	15.89	29.59	17.59	39.16
Personal banking net loan charge-offs	.25	.40	.52	.45	.57
Total annualized net loan charge-offs	.10%	.02%	.18%	.12%	.23%
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

Net loan charge-offs in the third quarter of 2021 amounted to $3.7 million, compared to $699 thousand in the prior quarter and $7.6 million in the third quarter of last year. During the third quarter of 2021, the Company recorded net charge-offs on commercial loans of $60 thousand, compared to net recoveries of $5.0 million in the prior quarter. Commercial loan net recoveries in the prior quarter resulted from recoveries on two business loans. Consumer credit card loan net charge-offs decreased $2.2 million in the third quarter of 2021, compared to the prior quarter. Compared to the same period last year, net loan charge-offs in the third quarter of 2021 decreased $3.9 million. The decrease in net charge-offs during the third quarter of 2021 compared to the same quarter last year was driven by a $4.4 million decrease in net charge-offs on consumer credit card loans.

For the three months ended September 30, 2021, annualized net charge-offs on average consumer credit card loans totaled 2.04%, compared to 3.59% in the previous quarter and 4.47% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .10%, compared to .08% in the prior quarter and .04% in the same period last year. In the third quarter of 2021, total annualized net loan charge-offs were .10%, compared to .02% in the previous quarter and .18% in the same period last year.

The continued recovery of the provision for credit losses on loans is the result of an improved forecast coupled with lower than projected net charge-offs. The allowance for credit losses significantly increased during the first half of 2020 due to the pandemic-induced recession. The economic forecast utilized in the first half of 2020 captured extreme uncertainty with high unemployment rates, but through various governmental stimulus programs, improvements in the public health crisis due to the development and increasing availability of a COVID-19 vaccine, the projected net charge-offs were not realized and the economic forecast improved, thus allowing the release of the allowance for credit losses during 2021. As a result, the provision for credit losses, which includes the provision for loans and unfunded lending commitments, was a benefit of $7.4 million for the third quarter of 2021, compared to a benefit of $45.7 million in the second quarter of 2021 and expense of $3.1 million in the third quarter of 2020. In the current quarter, the provision for credit losses on loans was a benefit of $6.0 million, which was a $21.5 million decrease from the $27.4 million benefit recorded in the prior quarter. The provision for credit losses on loans in the current quarter decreased $9.2 million compared to the provision expense in the third quarter of 2020.

For the nine months ended September 30, 2021, net loan charge-offs totaled $14.3 million, compared to $26.8 million in the same period last year. During the first nine months of 2021, the Company recorded net recoveries of $4.9 million on commercial loans, compared to net loan charge-offs of $3.0 million in the first nine months of 2020. In addition, consumer loan net charge-offs declined $1.6 million and consumer credit card loan net charge-offs declined $3.0 million in the first nine months of 2021, compared to the same period last year. The provision for credit losses on loans for the first nine months of 2021 was a benefit of $43.8 million, reducing the allowance for credit losses on loans. The allowance for credit losses on loans as of September 30, 2020 was $236.4 million, and the provision expense for the nine months ended September 30, 2020 was $123.6 million.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $1.4 million, reflecting a $16.8 million increase over the provision in the prior quarter (which was a benefit of $18.2 million), and decreased $1.3 million compared to the third quarter of 2020. At September 30, 2021, the liability for unfunded lending commitments was $22.8 million, compared to $24.2 million at June 30, 2021 and $35.2 million at September 30, 2020. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

For the quarter ended September 30, 2021, the allowance for credit losses on loans decreased $9.6 million, compared to the allowance for credit losses on loans as of June 30, 2021. The decrease was primarily due to the improved economic forecast. The allowance for credit losses on commercial loans increased slightly by $126 thousand, while the allowance for credit losses related to personal banking loans, including consumer credit card loans, decreased $9.7 million. While the forecast continued to improve, the allowance considered the uncertainty of future potential COVID-19 disruptions on both the consumer and commercial portfolios. At September 30, 2021, the allowance for credit losses on loans amounted to $162.8 million, compared to $172.4 million and $200.5 million at June 30, 2021 and March 31, 2021, respectively, and was 1.07%, 1.10% and 1.22% of total loans at September 30, 2021, June 30, 2021 and March 31, 2021, respectively.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at September 30, 2021.

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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Non-accrual loans	$10,421	$26,540
Foreclosed real estate	115	93
Total non-performing assets	$10,536	$26,633
Non-performing assets as a percentage of total loans	.07%	.16%
Non-performing assets as a percentage of total assets	.03%	.08%
Total loans past due 90 days and still accruing interest	$10,496	$22,190

Non-accrual loans totaled $10.4 million at September 30, 2021, a decrease of $16.1 million from the balance at December 31, 2020. The decrease occurred mainly in business loans which decreased $14.2 million. At September 30, 2021, non-accrual loans were comprised of business (79.6%), personal real estate (14.9%), and business real estate (5.5%) loans. Foreclosed real estate totaled $115 thousand at September 30, 2021, an increase of $22 thousand when compared to December 31, 2020. Total loans past due 90 days or more and still accruing interest were $10.5 million as of September 30, 2021, a decrease of $11.7 million from December 31, 2020. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $335.7 million at September 30, 2021 compared with $361.8 million at December 31, 2020, resulting in a decrease of $26.1 million, or 7.2%.

(In thousands)	September 30, 2021	December 31, 2020
Potential problem loans:
Business	$45,710	$133,039
Real estate – construction and land	40,553	29,378
Real estate – business	249,017	198,666
Real estate – personal	414	670
Total potential problem loans	$335,694	$361,753

At September 30, 2021, the Company had $129.9 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $110.6 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 8.3% of total loans outstanding at September 30, 2021. The largest component of construction and land loans was commercial construction, which increased $231.6 million during the nine months ended September 30, 2021. At September 30, 2021, multi-family residential construction loans totaled approximately $294.4 million, or 27.7%, of the commercial construction loan portfolio, compared to $238.0 million, or 28.8%, at December 31, 2020.

(Dollars in thousands)	September 30, 2021	% of Total	% of Total Loans	December 31, 2020	% of Total	% of Total Loans
Commercial construction	$1,059,113	84.2%	7.0%	$827,546	81.0%	5.1%
Residential construction	103,825	8.3	.7	94,729	9.3	.6
Commercial land and land development	48,754	3.9	.3	40,021	3.9	.2
Residential land and land development	46,144	3.6	.3	59,299	5.8	.4
Total real estate - construction and land loans	$1,257,836	100.0%	8.3%	$1,021,595	100.0%	6.3%

Real Estate – Business Loans
Total business real estate loans were $2.9 billion at September 30, 2021 and comprised 19.4% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2021, 38.0% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	September 30, 2021	% of Total	% of Total Loans	December 31, 2020	% of Total	% of Total Loans
Owner-occupied	$1,115,184	38.0%	7.4%	$1,145,862	37.9%	7.0%
Office	362,440	12.3	2.4	385,392	12.7	2.4
Retail	321,768	11.0	2.1	349,461	11.5	2.1
Multi-family	301,734	10.3	2.0	301,161	10.0	1.8
Hotels	265,247	9.0	1.8	271,189	9.0	1.7
Senior living	185,116	6.3	1.2	195,800	6.5	1.2
Farm	162,660	5.5	1.1	169,692	5.6	1.0
Industrial	98,369	3.3	.6	78,341	2.6	.5
Other	125,334	4.3	.8	129,219	4.2	.8
Total real estate - business loans	$2,937,852	100.0%	19.4%	$3,026,117	100.0%	18.5%

Revolving Home Equity Loans
The Company had $281.4 million in revolving home equity loans at September 30, 2021 that were generally collateralized by residential real estate. Most of these loans (93.1%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2021, the outstanding principal of loans with an original LTV higher than 80% was $31.3 million, or 11.1% of the portfolio, compared to $32.1 million as of December 31, 2020. Total revolving home equity loan balances over 30 days past due were $2.0 million at September 30, 2021 and December 31, 2020, and there were no revolving home equity loans on non-accrual status at September 30, 2021 or December 31, 2020. The weighted average FICO score for the total current portfolio balance is 792. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2021 through 2023, approximately 15% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 93% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 43% of the consumer loan portfolio at September 30, 2021, and outstanding balances for auto loans were $874.2 million and $879.9 million at September 30, 2021 and December 31, 2020, respectively. The balances over 30 days past due amounted to $6.9 million at September 30, 2021 compared to $9.2 million at December 31, 2020, and comprised .8% and 1.0% of the outstanding balances of these loans at September 30, 2021 and December 31, 2020, respectively. For the nine months ended September 30, 2021, $324.5 million of new auto loans were originated, compared to $321.1 million during the first nine months of 2020.  At September 30, 2021, the automobile loan portfolio had a weighted average FICO score of 758, and net charge-offs on auto loans were .1% of average auto loans at September 30, 2021.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 11% of the consumer loan portfolio at September 30, 2021. Losses on these loans have historically been low, and the Company saw a net charge-off of $24 thousand in 2021. Private banking loans comprised 28% of the consumer loan portfolio at September 30, 2021. The Company's private banking loans are generally well-collateralized and at September 30, 2021 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $958 thousand in the first nine months of 2021 and were .1% of the average balances of these loans at September 30, 2021.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2021 of $570.0 million in consumer credit card loans outstanding, approximately $92.9 million, or 16.3%, carried a low promotional rate. Within the next six months, $39.9 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $230.4 million, or 1.5% of total loans at September 30, 2021, an increase of $51.6 million from year end 2020, as shown in the table below.

(In thousands)	September 30, 2021	December 31, 2020	Unfunded commitments at September 30, 2021
Extraction	$165,883	$133,866	$147,581
Mid-stream shipping and storage	38,355	15,634	69,398
Downstream distribution and refining	13,488	18,365	25,710
Support activities	12,638	10,864	16,099
Total energy lending portfolio	$230,364	$178,729	$258,788

Information about the credit quality of the Company's energy lending portfolio as of September 30, 2021 and December 31, 2020 is provided in the table below.

(Dollars in thousands)	September 30, 2021	% of Energy Lending	December 31, 2020	% of Energy Lending
Pass	$216,674	94.0%	$126,380	70.7%
Special mention	1,999.9		17,978	10.1
Substandard	9,172	4.0	31,676	17.7
Non-accrual	2,519	1.1	2,695	1.5
Total	$230,364	100.0%	$178,729	100.0%

Energy lending balances classified as substandard and non-accrual represented 4.0% and 1.1% respectively, of total energy lending loan balances at September 30, 2021. The Company saw a small recovery on energy loans during the nine months ended September 30, 2021. The Company recorded $15 thousand of net loan charge-offs on energy loans for the year ended December 31, 2020.

Small Business Lending
During April 2020, in response to the COVID-19 crisis, the federal government created the PPP, sponsored by the Small Business Administration ("SBA"), under the CARES Act. As a participating lender under the program, the Company funded loans of $1.5 billion during 2020 (round 1) and $402.1 million during 2021 (round 2). The balance of PPP loans at September 30, 2021 was $307.9 million, a decrease of $546.4 million compared to balances at June 30, 2021. The change in PPP loan balances reflected a decline of $407.6 million in loan balances from June 30, 2021 (round 1), along with a decline of $138.8 million in loan balances from June 30, 2021 (round 2). Since the start of the PPP, the Company has recognized $51.4 million of a total of $60.4 million of PPP fees as of September 30, 2021, including $10.9 million during the third quarter of 2021.

The Company understands that the PPP loans are fully guaranteed by the SBA. Therefore, there was no increase in the allowance for credit losses on loans related to these loans as there is no expectation of credit loss. The maximum term of the loans is five years, however, the Company believes that almost all of the loan balances are expected to be forgiven by the SBA. As of September 30, 2021, 97% of round 1 and 35% of round 2 PPP loan balances have been forgiven. The process of loan forgiveness began during the third quarter of 2020, and the Company believes most of the remaining PPP loan balances will be forgiven in the fourth quarter of 2021.

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.0 billion at September 30, 2021 and December 31, 2020. Additional unfunded commitments at September 30, 2021 totaled $1.6 billion.

Income Taxes
Income tax expense was $34.7 million in the third quarter of 2021, compared to $45.2 million in the second quarter of 2021 and $34.4 million in the third quarter of 2020. The Company's effective tax rate, including the effect of non-controlling interest, was 22.1% in the third quarter of 2021, compared to 21.8% in the second quarter of 2021 and 20.6% in the third quarter of 2020. For the nine months ended September 30, 2021, income tax expense was $111.9 million, compared to $54.2 million for the same period during the previous year, resulting in effective tax rates of 21.2% and 19.5%, respectively.

Financial Condition
Balance Sheet
Total assets of the Company were $34.5 billion at September 30, 2021 and $32.9 billion at December 31, 2020. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $33.1 billion at September 30, 2021 and $31.3 billion at December 31, 2020, and consisted of 46% in loans and 43% in investment securities at September 30, 2021.

At September 30, 2021, total loans decreased $1.2 billion, or 7.4%, compared to balances at December 31, 2020. Business loans decreased $1.3 billion, primarily due to a decline in Paycheck Protection Plan (PPP) loan balances. As of September 30, 2021, 97% of round 1 and 35% of round 2 PPP loan balances have been forgiven. Business real estate, consumer credit card and personal real estate loans also decreased $88.2 million, $85.1 million and $50.7 million, respectively. These decreases were partly offset by growth in construction and consumer banking loans of $236.2 million and $99.1 million, respectively. Consumer loans, which include automobile, marine and RV, fixed rate home equity, and other consumer loans, increased mainly due to growth in private banking loans.

Available for sale investment securities, excluding fair value adjustments, increased $1.9 billion at September 30, 2021 compared to December 31, 2020. Purchases of securities during this period totaled $4.5 billion, partly offset by maturities and pay downs of $2.6 billion. The largest growth in outstanding balances occurred in asset-backed securities and non-agency mortgage back securities, which grew $1.5 billion and $870.4 million, respectively. These increases were partially offset by a decline in agency mortgage-backed securities of $613.3 million at September 30, 2021 compared to December 31, 2020. At September 30, 2021, the duration of the investment portfolio was 3.5 years, and maturities and pay downs of approximately $2.8 billion are expected to occur during the next 12 months.

Total deposits at September 30, 2021 amounted to $28.1 billion, an increase of $1.2 billion compared to December 31, 2020. The increase in deposits largely resulted from growth in demand deposits, mainly in business demand deposits (increase of $903.5 million) and personal demand deposits (increase of $149.4 million). Additionally, savings and money market deposits increased $238.1 million and $264.9 million, respectively. These increases were partially offset by decreases of $228.9 million in certificate of deposit balances and $199.9 million in interest checking deposit balances at September 30, 2021 compared to balances at December 31, 2020. The Company's borrowings totaled $2.3 billion at September 30, 2021, an increase of $158.6 million over balances at December 31, 2020, mainly due to an increase in customer repurchase agreements.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2021	June 30, 2021	December 31, 2020
Liquid assets:
Available for sale debt securities	$14,165,656	$13,291,506	$12,449,264
Federal funds sold	—	5,945	—
Securities purchased under agreements to resell	1,750,000	1,300,000	850,000
Balances at the Federal Reserve Bank	1,888,545	2,161,644	1,747,363
Total	$17,804,201	$16,759,095	$15,046,627

There were no federal funds sold at September 30, 2021, which are funds lent to the Company's correspondent bank customers with overnight maturities. Resale agreements, maturing through 2023, totaled $1.8 billion at September 30, 2021. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $1.8 billion in fair value at September 30, 2021. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $1.9 billion at September 30, 2021. The fair value of the available for sale debt portfolio was $14.2 billion at September 30, 2021 and included an unrealized net gain of $138.4 million. The total net unrealized gain included net gains of $44.5 million on mortgage-backed and asset-backed securities, $52.1 million on U.S. government and federal agency obligations, and $36.5 million on state and municipal obligations.

Approximately $2.8 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2021	June 30, 2021	December 31, 2020
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$18,566	$25,179	$40,792
FHLB borrowings and letters of credit	3,736	4,296	5,376
Securities sold under agreements to repurchase *	2,511,891	2,573,314	2,322,941
Other deposits and swaps	3,210,326	2,982,225	2,438,628
Total pledged securities	5,744,519	5,585,014	4,807,737
Unpledged and available for pledging	7,123,799	6,369,604	6,310,907
Ineligible for pledging	1,297,338	1,336,888	1,330,620
Total available for sale debt securities, at fair value	$14,165,656	$13,291,506	$12,449,264
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2021, such deposits totaled $26.5 billion and represented 94.3% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.2 billion at September 30, 2021. These accounts are normally considered more volatile and higher costing and comprised 4.1% of total deposits at September 30, 2021.

(In thousands)	September 30, 2021	June 30, 2021	December 31, 2020
Core deposit base:
Non-interest bearing	$11,622,855	$11,085,286	$10,497,598
Interest checking	2,202,422	2,192,932	2,402,272
Savings and money market	12,705,232	12,461,764	12,202,184
Total	$26,530,509	$25,739,982	$25,102,054

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	September 30, 2021	June 30, 2021	December 31, 2020
Borrowings:
Federal funds purchased	$11,345	$12,335	$42,270
Securities sold under agreements to repurchase	2,242,408	2,305,893	2,056,113
Other debt	4,006	2,194	802
Total	$2,257,759	$2,320,422	$2,099,185

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are collateralized by securities in the Company's investment portfolio and are comprised of non-insured customer funds totaling $2.3 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at September 30, 2021.
The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2021.

	September 30, 2021
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,120,480	$1,039,017	$3,159,497
Letters of credit issued	(184,710)	—	(184,710)
Available for future advances	$1,935,770	$1,039,017	$2,974,787

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $43.2 million during the first nine months of 2021, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $486.1 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $1.6 billion. Activity in the investment securities portfolio used cash of

$1.9 billion from purchases (net of sales, maturities and pay downs), and securities purchased under agreements to resell used cash of $900 million. These investing cash outflows were partially offset by pay downs in the loan portfolio, which provided cash of $1.2 billion. Financing activities provided cash of $1.2 billion, largely resulting from an increase in deposits of $1.2 billion paired with an increase of $155.4 million in federal funds purchased and securities sold under agreements to repurchase, partially offset by dividend payments of $92.2 million on common stock and treasury stock purchases of $80.1 million.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2021 and December 31, 2020, as shown in the following table.

(Dollars in thousands)	September 30, 2021	December 31, 2020	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$22,738,255	$21,516,461
Tier I common risk-based capital	3,189,015	2,950,926
Tier I risk-based capital	3,189,015	2,950,926
Total risk-based capital	3,372,335	3,189,432
Tier I common risk-based capital ratio	14.02%	13.71%	7.00%	6.50%
Tier I risk-based capital ratio	14.02	13.71	8.50	8.00
Total risk-based capital ratio	14.83	14.82	10.50	10.00
Tier I leverage ratio	9.31	9.45	4.00	5.00
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

In the first quarter of 2020, the interim final rule of the Federal Reserve Bank and other U.S. banking agencies became effective, providing banks that adopt CECL (ASU 2016-13) during the 2020 calendar year the option to delay recognizing the estimated impact on regulatory capital until after a two year deferral period, followed by a three year transition period. In connection with the adoption of CECL on January 1, 2020, the Company elected to utilize this option. As a result, the two year deferral period for the Company extends through December 31, 2021. Beginning on January 1, 2022, the Company will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025.

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the nine months ended September 30, 2021, the Company purchased 1,110,890 shares at an average price of $72.06 in open market purchases and through stock-based compensation transactions. At September 30, 2021, 2,433,689 shares remained available for purchase under the Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.263 per share cash dividend on its common stock in the third quarter of 2021, which was a 2.3% increase compared to its 2020 quarterly dividend.

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

Commitments, Off-Balance Sheet Arrangements and Contingencies
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2021 totaled $13.3 billion (including $5.0 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $423.6 million and $2.5 million, respectively, at September 30, 2021. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $3.1 million at September 30, 2021. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheet. At September 30, 2021, the liability for unfunded commitments totaled $22.8 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

During the third quarter of 2020, the Company signed a $106.6 million agreement with U.S. Capital Development to develop a 280,000 square foot commercial office building in a two building complex in Clayton, Missouri, which is expected to be completed near the end of 2022. As of September 30, 2021, the Company has made payments totaling $43.7 million. While the Company intends to occupy a portion of the office building for executive offices, a 15 year lease agreement has been signed by an anchor tenant to lease approximately 40% of the office building.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first nine months of 2021, purchases and sales of tax credits amounted to $77.2 million and $70.8 million, respectively. Fees from sales of tax credits were $3.2 million for the nine months ended September 30, 2021, compared to $3.7 million in the same period last year. At September 30, 2021, the Company expected to fund outstanding purchase commitments of $42.3 million during the remainder of 2021.

Segment Results
The table below is a summary of segment pre-tax income results for the first nine months of 2021 and 2020.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2021
Net interest income	$239,159	$340,345	$53,186	$632,690	$(4,923)	$627,767
Provision for credit losses	(19,122)	4,856	10	(14,256)	73,528	59,272
Non-interest income	110,911	155,079	158,731	424,721	(12,027)	412,694
Investment securities gains, net	—	—	—	—	39,765	39,765
Non-interest expense	(220,276)	(246,502)	(101,377)	(568,155)	(34,164)	(602,319)
Income before income taxes	$110,672	$253,778	$110,550	$475,000	$62,179	$537,179
Nine Months Ended September 30, 2020
Net interest income	$241,195	$300,301	$41,686	$583,182	$36,902	$620,084
Provision for credit losses	(23,885)	(3,122)	10	(26,997)	(114,596)	(141,593)
Non-interest income	107,489	143,746	139,700	390,935	(20,185)	370,750
Investment securities losses, net	—	—	—	—	(1,275)	(1,275)
Non-interest expense	(225,791)	(237,327)	(92,915)	(556,033)	(16,035)	(572,068)
Income before income taxes	$99,008	$203,598	$88,481	$391,087	$(115,189)	$275,898
Increase in income before income taxes:
Amount	$11,664	$50,180	$22,069	$83,913	$177,368	$261,281
Percent	11.8%	24.6%	24.9%	21.5%	154.0%	94.7%
Consumer
For the nine months ended September 30, 2021, income before income taxes for the Consumer segment increased $11.7 million, or 11.8%, compared to the first nine months of 2020. This increase in income before income taxes was mainly due to growth in non-interest income of $3.4 million, or 3.2%, lower non-interest expense of $5.5 million, or 2.4%, and a decrease in the provision for credit losses of $4.8 million. These increases to income were partly offset by lower net interest income of $2.0 million, or .8%. Net interest income decreased due to a $17.4 million decline in loan interest income, partly offset by a $5.5 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, and a $9.9 million decrease in deposit interest expense. Non-interest income increased mainly due to growth in net credit and debit card fees (mainly higher interchange fees, partly offset by higher rewards expense) and check sales and wire fees. These increases were partly offset by a decrease in mortgage banking revenue. Non-interest expense decreased from the same period in the previous year mainly due to lower salaries and benefits expense, occupancy expense, allocated servicing costs for mortgage operations and a reduction in impairment expense on mortgage servicing rights. These decreases were partly offset by higher marketing expense and allocated support and servicing costs for information technology. The provision for credit losses totaled $19.1 million, a $4.8 million decrease from the first nine months of 2020, mainly due to lower credit card and personal loan net charge-offs.

Commercial
For the nine months ended September 30, 2021, income before income taxes for the Commercial segment increased $50.2 million, or 24.6%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and non-interest income and a decrease in the provision for credit losses, partly offset by higher non-interest expense. Net interest income increased $40.0 million, or 13.3%, due to a $48.2 million increase in net allocated funding credits and a decrease in deposit and borrowings interest expense of $12.6 million. These increases to income were partly offset by a $20.7 million decrease in loan interest income. Non-interest income increased $11.3 million, or 7.9%, over the previous year mainly due to growth in net bank card fees (mainly corporate card and merchant fees), deposit account fees (mainly corporate cash management fees), capital market fees and interest rate swap fees. These increases were partly offset by a decline in cash sweep commissions. Non-interest expense increased $9.2 million, or 3.9%, mainly due to higher salaries and benefits expense (mainly incentive compensation), data processing and software expense, allocated support costs for information technology and commercial banking, and lower deferred origination costs. These increases to income were partly offset by lower allocated service costs (mainly lockbox). The provision for credit losses decreased $8.0 million from the same period last year, mainly due to net recoveries recorded on business loans.

Wealth
Wealth segment pre-tax profitability for the nine months ended September 30, 2021 increased $22.1 million, or 24.9%, over the same period in the previous year. Net interest income increased $11.5 million, or 27.6%, mainly due to a $9.8 million increase in net allocated funding credits and lower deposit interest expense of $3.5 million, partly offset by a $1.8 million decrease in loan interest income. Non-interest income increased $19.0 million, or 13.6%, over the prior year largely due to higher trust fees (mainly private client trust fees and institutional trust fees), brokerage fees and mortgage banking revenue, partly offset by lower cash sweep commissions. Non-interest expense increased $8.5 million, or 9.1%, mainly due to higher salaries expense (mainly incentive compensation) and allocated support costs for information technology. There was no change in the provision for credit losses compared to the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $177.4 million. This increase was partly due to higher non-interest income of $8.2 million, partly offset by lower net interest income of $41.8 million and an increase in non-interest expense of $18.1 million. Unallocated securities gains were $39.8 million in the first nine months of 2021 compared to losses of $1.3 million in 2020. Also, the unallocated provision for credit losses decreased $188.1 million, as the provision was $58.1 million less than net charge-offs in the first nine months of 2021, while the provision was $96.7 million in excess of net charge-offs during the first nine months of 2020. For management reporting purposes, net charge-offs are allocated to the segments when incurred. Additionally, the Company's provision for credit losses on unfunded lending commitments, which is not allocated to the segments for management reporting, was a benefit of $15.5 million for the nine months ended September 30, 2021.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2021 and 2020

	Third Quarter 2021			Third Quarter 2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,437,498	$47,032	3.43%	$6,709,200	$49,680	2.95%
Real estate — construction and land	1,168,566	10,326	3.51	974,346	9,167	3.74
Real estate — business	2,982,847	26,027	3.46	2,989,652	26,547	3.53
Real estate — personal	2,775,638	22,854	3.27	2,722,300	24,334	3.56
Consumer	2,041,263	19,085	3.71	1,992,314	21,004	4.19
Revolving home equity	281,689	2,456	3.46	329,361	2,722	3.29
Consumer credit card	566,406	16,112	11.29	646,185	18,513	11.40
Overdrafts	5,110	—	—	2,689	—	—
Total loans	15,259,017	143,892	3.74	16,366,047	151,967	3.69
Loans held for sale	16,021	187	4.63	24,728	264	4.25
Investment securities:
U.S. government and federal agency obligations	727,566	10,525	5.74	770,361	7,189	3.71
Government-sponsored enterprise obligations	50,785	295	2.30	102,749	560	2.17
State and municipal obligations(A)	2,039,942	12,062	2.35	1,767,526	11,240	2.53
Mortgage-backed securities	7,115,419	27,461	1.53	6,259,926	30,607	1.95
Asset-backed securities	3,028,076	8,205	1.08	1,520,988	7,250	1.90
Other debt securities	608,642	3,125	2.04	514,166	3,036	2.35
Trading debt securities(A)	32,238	82	1.01	27,267	114	1.66
Equity securities(A)	8,756	528	23.92	4,193	497	47.15
Other securities(A)	183,397	3,447	7.46	120,253	2,038	6.74
Total investment securities	13,794,821	65,730	1.89	11,087,429	62,531	2.24
Federal funds sold	792	1.50		337	—	—
Securities purchased under agreements to resell	1,633,205	9,007	2.19	849,994	11,247	5.26
Interest earning deposits with banks	2,602,896	995.15		1,024,435	261.10
Total interest earning assets	33,306,752	219,812	2.62	29,352,970	226,270	3.07
Allowance for credit losses on loans	(172,112)			(240,286)
Unrealized gain on debt securities	230,058			368,154
Cash and due from banks	329,129			326,030
Premises and equipment, net	408,966			404,144
Other assets	523,182			659,509
Total assets	$34,625,975			$30,870,521
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,484,923	289.08		$1,193,079	269.09
Interest checking and money market	13,343,180	1,528.05		11,731,494	2,937.10
Certificates of deposit of less than $100,000	464,367	206.18		573,207	1,028.71
Certificates of deposit of $100,000 and over	1,289,665	450.14		1,447,968	2,512.69
Total interest bearing deposits	16,582,135	2,473.06		14,945,748	6,746.18
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	2,360,876	480.08		1,855,971	406.09
Other borrowings	347	1	1.14	1,225	—	—
Total borrowings	2,361,223	481.08		1,857,196	406.09
Total interest bearing liabilities	18,943,358	2,954.06%		16,802,944	7,152.17%
Non-interest bearing deposits	11,475,113			9,801,562
Other liabilities	667,786			899,890
Equity	3,539,718			3,366,125
Total liabilities and equity	$34,625,975			$30,870,521
Net interest margin (T/E)		$216,858			$219,118
Net yield on interest earning assets			2.58%			2.97%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2021 and 2020

	Nine Months 2021			Nine Months 2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,056,664	$145,574	3.21%	$6,322,644	$146,437	3.09%
Real estate — construction and land	1,116,603	29,538	3.54	931,517	28,952	4.15
Real estate — business	3,006,780	78,494	3.49	2,935,319	83,382	3.79
Real estate — personal	2,801,861	69,715	3.33	2,565,740	70,829	3.69
Consumer	1,998,081	57,567	3.85	1,962,466	65,845	4.48
Revolving home equity	289,299	7,406	3.42	340,900	9,722	3.81
Consumer credit card	583,471	48,679	11.15	679,101	60,102	11.82
Overdrafts	4,136	—	—	3,213	—	—
Total loans	15,856,895	436,973	3.68	15,740,900	465,269	3.95
Loans held for sale	25,002	736	3.94	14,692	588	5.35
Investment securities:
U.S. government and federal agency obligations	724,269	24,979	4.61	783,006	12,244	2.09
Government-sponsored enterprise obligations	50,793	885	2.33	117,135	2,958	3.37
State and municipal obligations(A)	1,988,715	35,779	2.41	1,426,432	30,187	2.83
Mortgage-backed securities	6,933,544	69,924	1.35	5,426,861	87,017	2.14
Asset-backed securities	2,592,618	23,594	1.22	1,349,316	22,496	2.23
Other debt securities	594,984	9,263	2.08	414,553	7,907	2.55
Trading debt securities(A)	33,171	272	1.10	31,087	560	2.41
Equity securities(A)	6,013	1,584	35.22	4,201	1,492	47.44
Other securities(A)	164,911	10,101	8.19	134,481	5,450	5.41
Total investment securities	13,089,018	176,381	1.80	9,687,072	170,311	2.35
Federal funds sold	715	3.56		252	2	1.06
Securities purchased under agreements to resell	1,143,061	30,551	3.57	849,998	29,445	4.63
Interest earning deposits with banks	2,273,448	2,108.12		1,126,600	1,996.24
Total interest earning assets	32,388,139	646,752	2.67	27,419,514	667,611	3.25
Allowance for credit losses on loans	(197,631)			(184,001)
Unrealized gain on debt securities	236,702			280,616
Cash and due from banks	337,595			351,435
Premises and equipment, net	404,697			397,093
Other assets	533,660			657,969
Total assets	$33,703,162			$28,922,626
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,431,386	843.08		$1,086,120	780.10
Interest checking and money market	13,200,461	4,921.05		11,318,376	14,712.17
Certificates of deposit of less than $100,000	490,655	1,006.27		600,295	4,196.93
Certificates of deposit of $100,000 and over	1,291,693	2,173.22		1,364,798	11,357	1.11
Total interest bearing deposits	16,414,195	8,943.07		14,369,589	31,045.29
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	2,231,595	1,112.07		1,945,669	5,761.40
Other borrowings	717	5.93		168,748	1,032.82
Total borrowings	2,232,312	1,117.07		2,114,417	6,793.43
Total interest bearing liabilities	18,646,507	10,060.07%		16,484,006	37,838.31%
Non-interest bearing deposits	11,011,446			8,425,068
Other liabilities	601,352			710,824
Equity	3,443,857			3,302,728
Total liabilities and equity	$33,703,162			$28,922,626
Net interest margin (T/E)		$636,692			$629,773
Net yield on interest earning assets			2.63%			3.07%
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

Simulation A	September 30, 2021			June 30, 2021
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$101.1	13.87%	$—	$97.4	13.10%	$—
200 basis points rising	73.1	10.02	—	73.2	9.85	—
100 basis points rising	37.7	5.17	—	38.4	5.16	—

Simulation B	September 30, 2021			June 30, 2021
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$67.6	9.27%	$(1,430.9)	$65.4	8.79%	$(1,438.7)
200 basis points rising	54.8	7.51	(849.1)	55.4	7.45	(855.9)
100 basis points rising	33.2	4.55	(237.5)	33.9	4.56	(241.5)

Under Simulation A, in the three rising rate scenarios, interest rate risk is slightly more asset sensitive than the previous quarter, which primarily resulted from an increase in securities purchased under agreements to resell. Deposit attrition was removed from the simulation in both the current and previous quarters. The Company did not model a 100 basis point falling scenario due to the already low interest rate environment.

In Simulation B, the assumed levels of deposit attrition were modeled to capture the results of a shrinking balance sheet. Under this Simulation, in the three rising rate scenarios, interest rate risk is slightly more asset sensitive than the previous quarter, which primarily resulted from an increase in securities purchased under agreements to resell.

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

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 - 31, 2021	59,404	$72.05	59,404	2,949,742
August 1 - 31, 2021	314,225	$70.20	314,225	2,635,517
September 1 - 30, 2021	201,828	$68.50	201,828	2,433,689
Total	575,457	$69.80	575,457	2,433,689

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in November 2019 of 5,000,000 shares, 2,433,689 shares remained available for purchase at September 30, 2021.

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

COMMERCE BANCSHARES, INC.

	By	/s/ THOMAS J. NOACK
Thomas J. Noack
Date: November 5, 2021		Senior Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: November 5, 2021		(Chief Accounting Officer)