Form 10-Q
period 2022-03-31
COMMERCE BANCSHARES INC /MO/
filed 2022-05-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended March 31, 2022

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 2, 2022, the registrant had outstanding 120,734,318 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
ASSETS
Loans	$15,459,014	$15,176,359
Allowance for credit losses on loans	(134,710)	(150,044)
Net loans	15,324,304	15,026,315
Loans held for sale (including $3,901,000 and $5,570,000 of residential mortgage loans carried at fair value at March 31, 2022 and December 31, 2021, respectively)	8,908	8,615
Investment securities:
Available for sale debt, at fair value (amortized cost of $15,425,954,000 and $14,419,133,000 at
March 31, 2022 and December 31, 2021, respectively, and allowance for credit losses of $—
at March 31, 2022 and December 31, 2021, respectively)	14,780,494	14,450,027
Trading debt	31,380	46,235
Equity	9,284	9,202
Other	199,576	194,047
Total investment securities	15,020,734	14,699,511
Federal funds sold and short-term securities purchased under agreements to resell	—	2,800
Securities purchased under agreements to resell	1,825,000	1,625,000
Interest earning deposits with banks	1,260,813	3,971,217
Cash and due from banks	326,549	305,539
Premises and equipment – net	394,028	388,738
Goodwill	138,921	138,921
Other intangible assets – net	15,885	15,570
Other assets	671,651	506,862
Total assets	$34,986,793	$36,689,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$11,428,372	$11,772,374
Savings, interest checking and money market	16,751,632	16,598,085
Certificates of deposit of less than $100,000	422,992	435,960
Certificates of deposit of $100,000 and over	716,345	1,006,654
Total deposits	29,319,341	29,813,073
Federal funds purchased and securities sold under agreements to repurchase	2,317,461	3,022,967
Other borrowings	9,057	12,560
Other liabilities	367,532	392,164
Total liabilities	32,013,391	33,240,764
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 140,000,000; issued 122,160,705 shares	610,804	610,804
Capital surplus	2,678,025	2,689,894
Retained earnings	178,504	92,493
Treasury stock of 1,034,382 shares at March 31, 2022
and 476,392 shares at December 31, 2021, at cost	(72,293)	(32,973)
Accumulated other comprehensive income	(434,400)	77,080
Total Commerce Bancshares, Inc. stockholders' equity	2,960,640	3,437,298
Non-controlling interest	12,762	11,026
Total equity	2,973,402	3,448,324
Total liabilities and equity	$34,986,793	$36,689,088
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2022	2021
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$132,075	$146,338
Interest and fees on loans held for sale	150	304
Interest on investment securities	73,105	51,557
Interest on federal funds sold	1	—
Interest on securities purchased under agreements to resell	5,300	11,128
Interest on deposits with banks	1,151	370
Total interest income	211,782	209,697
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	1,760	2,103
Certificates of deposit of less than $100,000	139	473
Certificates of deposit of $100,000 and over	427	1,062
Interest on federal funds purchased and securities sold under
agreements to repurchase	689	312
Interest on other borrowings	(19)	(1)
Total interest expense	2,996	3,949
Net interest income	208,786	205,748
Provision for credit losses	(9,858)	(6,232)
Net interest income after credit losses	218,644	211,980
NON-INTEREST INCOME
Bank card transaction fees	42,045	37,695
Trust fees	47,811	44,127
Deposit account charges and other fees	22,307	22,575
Capital market fees	4,125	4,981
Consumer brokerage services	4,446	4,081
Loan fees and sales	4,235	10,184
Other	6,800	12,402
Total non-interest income	131,769	136,045
INVESTMENT SECURITIES GAINS, NET	7,163	9,853
NON-INTEREST EXPENSE
Salaries and employee benefits	135,953	129,033
Net occupancy	12,296	12,021
Equipment	4,568	4,353
Supplies and communication	4,713	4,125
Data processing and software	27,016	25,463
Marketing	6,344	5,158
Other	14,758	12,420
Total non-interest expense	205,648	192,573
Income before income taxes	151,928	165,305
Less income taxes	31,902	32,076
Net income	120,026	133,229
Less non-controlling interest expense	1,872	2,257
Net income attributable to Commerce Bancshares, Inc.	$118,154	$130,972
Net income per common share — basic	$.97	$1.06
Net income per common share — diluted	$.97	$1.06
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2022	2021
	(Unaudited)
Net income	$120,026	$133,229
Other comprehensive income (loss):
Net unrealized losses on available for sale debt securities	(507,265)	(158,676)
Pension loss amortization	323	437
Unrealized losses on cash flow hedge derivatives	(4,538)	(4,386)
Other comprehensive income (loss)	(511,480)	(162,625)
Comprehensive income (loss)	(391,454)	(29,396)
Less non-controlling interest expense	1,872	2,257
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$(393,326)	$(31,653)
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2022 and 2021

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2021	$610,804	$2,689,894	$92,493	$(32,973)	$77,080	$11,026	$3,448,324
Net income			118,154			1,872	120,026
Other comprehensive loss					(511,480)		(511,480)
Distributions to non-controlling interest						(136)	(136)
Purchases of treasury stock				(55,855)			(55,855)
Issuance of stock under purchase and equity compensation plans		$(16,087)		16,535			448
Stock-based compensation		4,218					4,218
Cash dividends paid on common stock ($0.265 per share)			(32,143)				(32,143)
Balance March 31, 2022	$610,804	$2,678,025	$178,504	$(72,293)	$(434,400)	$12,762	$2,973,402
Balance December 31, 2020	$589,352	$2,436,288	$73,000	$(32,970)	$331,377	$2,925	$3,399,972
Net income			130,972			2,257	133,229
Other comprehensive loss					(162,625)		(162,625)
Distributions to non-controlling interest						(387)	(387)
Purchases of treasury stock				(25,923)			(25,923)
Issuance of stock under purchase and equity compensation plans		(19,828)		19,813			(15)
Stock-based compensation		3,933					3,933
Cash dividends paid on common stock ($.250 per share)			(30,799)				(30,799)
Balance March 31, 2021	$589,352	$2,420,393	$173,173	$(39,080)	$168,752	$4,795	$3,317,385
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2022	2021
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$120,026	$133,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(9,858)	(6,232)
Provision for depreciation and amortization	11,811	11,379
Amortization of investment security premiums, net	4,932	22,079
Investment securities gains, net (A)	(7,163)	(9,853)
Net gains on sales of loans held for sale	(1,302)	(7,381)
Originations of loans held for sale	(57,580)	(172,435)
Proceeds from sales of loans held for sale	57,789	184,155
Net decrease in trading debt securities, excluding unsettled transactions	9,798	4,872
Stock-based compensation	4,218	3,933
(Increase) decrease in interest receivable	(7,972)	444
Increase (decrease) in interest payable	273	(1,804)
Increase in income taxes payable	28,657	28,105
Other changes, net	(29,115)	11,178
Net cash provided by operating activities	124,514	201,669
INVESTING ACTIVITIES:
Distributions received from equity-method investment	400	—
Proceeds from sales of investment securities (A)	1,745	9,292
Proceeds from maturities/pay downs of investment securities (A)	805,355	938,527
Purchases of investment securities (A)	(1,812,434)	(1,194,891)
Net increase in loans	(287,328)	(72,497)
Securities purchased under agreements to resell	(200,000)	—
Purchases of premises and equipment	(15,597)	(10,730)
Sales of premises and equipment	175	2,568
Net cash used in investing activities	(1,507,684)	(327,731)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(208,358)	585,579
Net decrease in certificates of deposit	(303,277)	(73,000)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(705,506)	(160,273)
Net increase (decrease) in other borrowings	(3,503)	2,989
Purchases of treasury stock	(55,855)	(25,923)
Issuance of stock under equity compensation plans	448	(15)
Cash dividends paid on common stock	(32,143)	(30,799)
Net cash provided by (used in) financing activities	(1,308,194)	298,558
Increase (decrease) in cash, cash equivalents and restricted cash	(2,691,364)	172,496
Cash, cash equivalents and restricted cash at beginning of year	4,296,954	2,208,328
Cash, cash equivalents and restricted cash at March 31	$1,605,590	$2,380,824
Income tax payments, net	$1,640	$2,510
Interest paid on deposits and borrowings	$2,723	$5,753
Loans transferred to foreclosed real estate	$25	$115
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $18.2 million and $24.5 million at March 31, 2022 and 2021, respectively.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2021 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at March 31, 2022 and December 31, 2021 are as follows:

(In thousands)	March 31, 2022	December 31, 2021
Commercial:
Business	$5,508,508	$5,303,535
Real estate – construction and land	1,144,411	1,118,266
Real estate – business	3,109,668	3,058,837
Personal Banking:
Real estate – personal	2,820,076	2,805,401
Consumer	2,053,160	2,032,225
Revolving home equity	264,401	275,945
Consumer credit card	544,579	575,410
Overdrafts	14,211	6,740
Total loans	$15,459,014	$15,176,359

Accrued interest receivable totaled $32.1 million and $25.9 million at March 31, 2022 and December 31, 2021, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended March 31, 2022, the Company wrote-off accrued interest by reversing interest income of $29 thousand and $899 thousand in the Commercial and Personal Banking portfolios, respectively. Similarly, for the three months ended March 31, 2021, the Company wrote-off accrued interest of $125 thousand and $2.0 million in the Commercial and Personal Banking portfolios, respectively.

At March 31, 2022, loans of $3.2 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including GDP, disposable income, various interest rates, unemployment rate, consumer price index (CPI) inflation rate, housing price index (HPI), commercial real estate price index (CREPI) and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions (except for contractual extensions at the option of the customer), renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

Key model assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at March 31, 2022 and December 31, 2021 are discussed below.

Key Assumption	March 31, 2022	December 31, 2021

Overall economic forecast
•Improving health situation supports positive economic momentum in the short term
•Projects significant monetary policy tightening to rein in inflation
•Projects continued high inflation
•Uncertainties related to supply chain issues

•Continued recovery from the Global Coronavirus Recession (GCR)
•Assumes improving health conditions
•Assumes gradual easing of supply constraints
•Continued uncertainty regarding the health crisis
•Uncertainty regarding rising inflation

Reasonable and supportable period and related reversion period	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method
Forecasted macro-economic variables	•Unemployment rate ranging from 3.6% to 3.4% during the supportable forecast period •Real GDP growth ranging from 2.6% to 3.7% •Prime rate from 4.0% to 5.2%
•Unemployment rate ranging from 4.1% to 3.7% during the supportable forecast period
•Real GDP growth ranges from 5.0% to 3.4%
•Prime rate of 3.25% through the second quarter of 2022, increasing to 3.5% by the end of 2022

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 28.3% to 16.5% for most loan pools •66.0% for consumer credit cards	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 28.0% to 16.5% for most loan pools •64.1% for consumer credit cards
Qualitative factors
Added qualitative factors related to:
•Certain portfolios sensitive to pandemic economic uncertainties
•Changes in the composition of the loan portfolios
•Uncertainty related to unusually high rate of inflation, geopolitical environment, and supply chain issues
•Loans downgraded to special mention, substandard, or non-accrual status

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

The current forecast projects a continued recovery of the COVID-19 related health situation, which is expected to create positive economic momentum. However, the higher inflation and Russia's invasion of Ukraine has created greater uncertainty in the forecast. The geopolitical environment, trends in health conditions, and ongoing supply constraints could significantly modify economic projections used in the estimation of the allowance for credit losses.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three months ended March 31, 2022 and 2021, respectively, follows:

	For the Three Months Ended March 31, 2022
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$97,776	$52,268	$150,044
Provision for credit losses on loans	(2,879)	(7,807)	(10,686)
Deductions:
Loans charged off	177	7,285	7,462
Less recoveries on loans	107	2,707	2,814
Net loan charge-offs (recoveries)	70	4,578	4,648
Balance March 31, 2022	$94,827	$39,883	$134,710
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,271	$933	$24,204
Provision for credit losses on unfunded lending commitments	509	319	828
Balance March 31, 2022	$23,780	$1,252	$25,032
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$118,607	$41,135	$159,742

	For the Three Months Ended March 31, 2021
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$121,549	$99,285	$220,834
Provision for credit losses on loans	(1,909)	(8,446)	(10,355)
Deductions:
Loans charged off	232	12,709	12,941
Less recoveries on loans	215	2,774	2,989
Net loan charge-offs	17	9,935	9,952
Balance March 31, 2021	$119,623	$80,904	$200,527
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$37,259	$1,048	$38,307
Provision for credit losses on unfunded lending commitments	4,254	(131)	4,123
Balance March 31, 2021	$41,513	$917	$42,430
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$161,136	$81,821	$242,957

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2022 and December 31, 2021.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2022
Commercial:
Business	$5,494,664	$6,747	$341	$6,756	$5,508,508
Real estate – construction and land	1,144,411	—	—	—	1,144,411
Real estate – business	3,105,452	4,026	—	190	3,109,668
Personal Banking:
Real estate – personal	2,811,330	5,076	2,281	1,389	2,820,076
Consumer	2,031,680	18,890	2,590	—	2,053,160
Revolving home equity	262,799	748	854	—	264,401
Consumer credit card	535,482	4,493	4,604	—	544,579
Overdrafts	13,891	320	—	—	14,211
Total	$15,399,709	$40,300	$10,670	$8,335	$15,459,014
December 31, 2021
Commercial:
Business	$5,292,125	$3,621	$477	$7,312	$5,303,535
Real estate – construction and land	1,117,434	832	—	—	1,118,266
Real estate – business	3,058,566	57	—	214	3,058,837
Personal Banking:
Real estate – personal	2,796,662	4,125	2,983	1,631	2,805,401
Consumer	2,005,556	24,458	2,211	—	2,032,225
Revolving home equity	274,372	772	801	—	275,945
Consumer credit card	565,335	4,821	5,254	—	575,410
Overdrafts	6,425	315	—	—	6,740
Total	$15,116,475	$39,001	$11,726	$9,157	$15,176,359

At March 31, 2022, the Company had $4.9 million in non-accrual business loans that had no allowance for credit loss. At December 31, 2021, the Company had $5.3 million in non-accrual business loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the three months ended March 31, 2022 and 2021, respectively.

Credit quality indicators
The following table provides information about the credit quality of the Commercial loan portfolio. The Company utilizes an internal risk rating system comprised of a series of grades to categorize loans according to perceived risk associated with the expectation of debt repayment based on borrower specific information including, but not limited to, current financial information, historical payment experience, industry information, collateral levels and collateral types. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. A loan is assigned the risk rating at origination and then monitored throughout the contractual term for possible risk rating changes. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is applied to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “non-accrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment.

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

The risk category of loans in the Commercial portfolio as of March 31, 2022 and December 31, 2021 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2022
Business
Risk Rating:
Pass	$305,308	$1,246,520	$644,426	$533,462	$219,320	$368,615	$2,106,483	$5,424,134
Special mention	2,622	976	83	1,315	11,452	8,138	2,806	27,392
Substandard	2,437	1,230	1,110	7,172	4,530	10,503	23,244	50,226
Non-accrual	302	86	—	—	1,462	4,906	—	6,756
Total Business:	$310,669	$1,248,812	$645,619	$541,949	$236,764	$392,162	$2,132,533	$5,508,508
Real estate-construction
Risk Rating:
Pass	$155,429	$591,643	$249,882	$53,869	$1,236	$2,800	$13,968	$1,068,827
Special mention	—	19,474	—	—	976	—	—	20,450
Substandard	—	15,486	11,600	—	14,891	13,157	—	55,134
Total Real estate-construction:	$155,429	$626,603	$261,482	$53,869	$17,103	$15,957	$13,968	$1,144,411
Real estate-business
Risk Rating:
Pass	$232,411	$726,266	$687,933	$514,629	$206,324	$378,239	$83,578	$2,829,380
Special mention	—	3,537	30,657	8,995	34,319	2,345	—	79,853
Substandard	589	15,589	62,170	12,993	4,867	103,044	993	200,245
Non-accrual	—	—	—	—	173	17	—	190
Total Real estate-business:	$233,000	$745,392	$780,760	$536,617	$245,683	$483,645	$84,571	$3,109,668
Commercial loans
Risk Rating:
Pass	$693,148	$2,564,429	$1,582,241	$1,101,960	$426,880	$749,654	$2,204,029	$9,322,341
Special mention	2,622	23,987	30,740	10,310	46,747	10,483	2,806	127,695
Substandard	3,026	32,305	74,880	20,165	24,288	126,704	24,237	305,605
Non-accrual	302	86	—	—	1,635	4,923	—	6,946
Total Commercial loans:	$699,098	$2,620,807	$1,687,861	$1,132,435	$499,550	$891,764	$2,231,072	$9,762,587

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2021
Business
Risk Rating:
Pass	$1,473,869	$704,157	$554,759	$248,739	$159,238	$270,454	$1,795,073	$5,206,289
Special mention	1,785	126	17,576	12,050	1,490	3,232	16,545	52,804
Substandard	836	1,191	8,855	4,936	1	10,775	10,536	37,130
Non-accrual	430	—	1	1,549	—	5,332	—	7,312
Total Business:	$1,476,920	$705,474	$581,191	$267,274	$160,729	$289,793	$1,822,154	$5,303,535
Real estate-construction
Risk Rating:
Pass	$598,734	$346,507	$66,985	$2,110	$2,655	$2,252	$13,230	$1,032,473
Special mention	44,649	—	—	985	—	—	—	45,634
Substandard	485	11,620	—	14,896	13,158	—	—	40,159
Total Real estate-construction:	$643,868	$358,127	$66,985	$17,991	$15,813	$2,252	$13,230	$1,118,266
Real estate- business
Risk Rating:
Pass	$775,561	$712,173	$551,697	$230,138	$170,888	$254,489	$76,641	$2,771,587
Special mention	4,011	30,322	10,500	37,576	2,068	2,103	1	86,581
Substandard	17,079	62,939	12,930	2,326	58,934	45,265	982	200,455
Non-accrual	—	—	—	189	—	25	—	214
Total Real-estate business:	$796,651	$805,434	$575,127	$270,229	$231,890	$301,882	$77,624	$3,058,837
Commercial loans
Risk Rating:
Pass	$2,848,164	$1,762,837	$1,173,441	$480,987	$332,781	$527,195	$1,884,944	$9,010,349
Special mention	50,445	30,448	28,076	50,611	3,558	5,335	16,546	185,019
Substandard	18,400	75,750	21,785	22,158	72,093	56,040	11,518	277,744
Non-accrual	430	—	1	1,738	—	5,357	—	7,526
Total Commercial loans:	$2,917,439	$1,869,035	$1,223,303	$555,494	$408,432	$593,927	$1,913,008	$9,480,638

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of March 31, 2022 and December 31, 2021 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2022
Real estate-personal
Current to 90 days past due	$144,994	$668,179	$853,063	$328,209	$150,144	$661,855	$9,962	$2,816,406
Over 90 days past due	—	192	962	126	114	887	—	2,281
Non-accrual	—	—	—	182	107	1,100	—	1,389
Total Real estate-personal:	$144,994	$668,371	$854,025	$328,517	$150,365	$663,842	$9,962	$2,820,076
Consumer
Current to 90 days past due	$208,522	$504,841	$310,052	$165,881	$66,175	$102,869	$692,230	$2,050,570
Over 90 days past due	—	283	157	243	200	444	1,263	2,590
Total Consumer:	$208,522	$505,124	$310,209	$166,124	$66,375	$103,313	$693,493	$2,053,160
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$263,547	$263,547
Over 90 days past due	—	—	—	—	—	—	854	854
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$264,401	$264,401
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$539,975	$539,975
Over 90 days past due	—	—	—	—	—	—	4,604	4,604
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$544,579	$544,579
Overdrafts
Current to 90 days past due	$14,211	$—	$—	$—	$—	$—	$—	$14,211
Total Overdrafts:	$14,211	$—	$—	$—	$—	$—	$—	$14,211
Personal banking loans
Current to 90 days past due	$367,727	$1,173,020	$1,163,115	$494,090	$216,319	$764,724	$1,505,714	$5,684,709
Over 90 days past due	—	475	1,119	369	314	1,331	6,721	10,329
Non-accrual	—	—	—	182	107	1,100	—	1,389
Total Personal banking loans:	$367,727	$1,173,495	$1,164,234	$494,641	$216,740	$767,155	$1,512,435	$5,696,427

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2021
Real estate-personal
Current to 90 days past due	$690,058	$888,631	$354,292	$157,485	$149,391	$551,460	$9,470	$2,800,787
Over 90 days past due	133	1,150	298	124	97	1,181	—	2,983
Non-accrual	115	—	251	109	—	1,156	—	1,631
Total Real estate-personal:	$690,306	$889,781	$354,841	$157,718	$149,488	$553,797	$9,470	$2,805,401
Consumer
Current to 90 days past due	$571,455	$348,774	$192,076	$79,887	$47,401	$78,088	$712,333	$2,030,014
Over 90 days past due	283	335	257	250	74	351	661	2,211
Total Consumer:	$571,738	$349,109	$192,333	$80,137	$47,475	$78,439	$712,994	$2,032,225
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$275,144	$275,144
Over 90 days past due	—	—	—	—	—	—	801	801
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$275,945	$275,945
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$570,156	$570,156
Over 90 days past due	—	—	—	—	—	—	5,254	5,254
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$575,410	$575,410
Overdrafts
Current to 90 days past due	$6,740	$—	$—	$—	$—	$—	$—	$6,740
Total Overdrafts:	$6,740	$—	$—	$—	$—	$—	$—	$6,740
Personal banking loans
Current to 90 days past due	$1,268,253	$1,237,405	$546,368	$237,372	$196,792	$629,548	$1,567,103	$5,682,841
Over 90 days past due	416	1,485	555	374	171	1,532	6,716	11,249
Non-accrual	115	—	251	109	—	1,156	—	1,631
Total Personal banking loans:	$1,268,784	$1,238,890	$547,174	$237,855	$196,963	$632,236	$1,573,819	$5,695,721

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2022 and December 31, 2021.

(In thousands)	Business Assets	Oil & Gas Assets	Total
March 31, 2022
Commercial:
Business	$1,498	$2,401	$3,899
Total	$1,498	$2,401	$3,899
December 31, 2021
Commercial:
Business	$1,604	$2,459	$4,063
Total	$1,604	$2,459	$4,063

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $183.4 million at March 31, 2022 and $185.6 million at December 31, 2021. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $181.8 million at March 31, 2022 and $186.6 million at December 31, 2021. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2022 and December 31, 2021 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2022
FICO score:
Under 600.9%		1.9%	0.9%	3.4%
600 - 659	2.5	3.9	2.6	11.3
660 - 719	7.2	13.5	10.1	31.0
720 - 779	26.6	24.9	21.7	28.0
780 and over	62.8	55.8	64.7	26.3
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2021
FICO score:
Under 600	1.0%	1.9%	0.9%	3.4%
600 - 659	2.4	3.9	2.6	11.3
660 - 719	7.4	13.8	9.4	29.9
720 - 779	25.2	25.3	20.4	28.2
780 and over	64.0	55.1	66.7	27.2
Total	100.0%	100.0%	100.0%	100.0%

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

(In thousands)	March 31, 2022	December 31, 2021
Accruing restructured loans:
Commercial	$108,789	$46,867
Assistance programs	5,865	6,146
Other consumer	4,681	4,787
Non-accrual loans	6,457	7,087
Total troubled debt restructurings	$125,792	$64,887
Section 4013 of the CARES Act was signed into law on March 27, 2020, and included a provision that short-term modifications are not troubled debt restructurings, if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to December 31, 2019. The Company elected such option under the CARES Act when determining if a customer’s modification is subject to troubled debt restructuring classification. The initial guidance issued under the CARES Act was due to expire on December 31, 2020. During January 2021, the Consolidated Appropriations Act, 2021 was enacted and extended through the end of 2021 the relief offered under the CARES Act related to the accounting and disclosure requirements for troubled debt restructurings as a result of COVID-19. The Company elected to extend its application of this guidance through December 31, 2021. During the period covered by the CARES Act, if it was deemed that the loan modification was not short-term, not COVID-19 related or the customer does not meet the criteria under the guidance to be scoped out of troubled debt restructuring classification, the Company evaluated the loan modifications under its existing framework and accounted for the modification as a troubled debt restructuring.

The table below shows the balance of troubled debt restructurings by loan classification at March 31, 2022, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2022	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$30,254	$—
Real estate - construction and land	10,101	—
Real estate - business	73,804	—
Personal Banking:
Real estate - personal	3,220	729
Consumer	20	—
Revolving home equity	2,637	282
Consumer credit card	5,756	518
Total troubled debt restructurings	$125,792	$1,529

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. However, the effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $649 thousand on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

The Company had commitments of $17.7 million at March 31, 2022 to lend additional funds to borrowers with restructured loans. Additionally, the Company had commitments at March 31, 2022 of $24.0 million related to letters of credit with an internal risk rating below substandard.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation

(FHLMC) and Federal National Mortgage Association (FNMA). At March 31, 2022, the fair value of these loans was $3.9 million, and the unpaid principal balance was $3.9 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at March 31, 2022 totaled $5.0 million.

At March 31, 2022, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $296 thousand and $115 thousand at March 31, 2022 and December 31, 2021, respectively. Personal property acquired in repossession, generally autos, totaled $1.3 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at March 31, 2022 and December 31, 2021.

(In thousands)	March 31, 2022	December 31, 2021
Available for sale debt securities	$14,780,494	$14,450,027
Trading debt securities	31,380	46,235
Equity securities:
Readily determinable fair value	6,866	7,153
No readily determinable fair value	2,418	2,049
Other:
Federal Reserve Bank stock	34,532	34,379
Federal Home Loan Bank stock	10,199	10,428
Equity method investments	1,434	1,834
Private equity investments	153,411	147,406
Total investment securities (1)	$15,020,734	$14,699,511
(1)Accrued interest receivable totaled $41.4 million and $39.5 million at March 31, 2022 and December 31, 2021, respectively, and was included within other assets on the consolidated balance sheets.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. This portfolio includes the Company's holdings of Visa Class B shares, which have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the three months ended March 31, 2022, the Company did not record any impairment or other adjustments to the carrying amount of its portfolio of equity securities with no readily determinable fair value.

Other investment securities include Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock, equity method investments, and investments in portfolio concerns held by the Company's private equity subsidiary. FRB stock and FHLB stock are held for debt and regulatory purposes. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the asset size of the borrowing bank and the level of borrowings from the FHLB. These holdings are carried at cost. Additionally, the Company's equity method investments are carried at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. These adjustments are included in non-interest income on the Company's consolidated statements of income. The Company's private equity investments are carried at estimated fair value.

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in other comprehensive income (OCI). A summary of the available for sale debt securities by maturity groupings as of March 31, 2022 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$186,706	$189,347
After 1 but within 5 years	746,460	746,770
After 5 but within 10 years	181,875	193,844
Total U.S. government and federal agency obligations	1,115,041	1,129,961
Government-sponsored enterprise obligations:
After 5 but within 10 years	5,000	5,000
After 10 years	50,765	46,390
Total government-sponsored enterprise obligations	55,765	51,390
State and municipal obligations:
Within 1 year	181,848	182,560
After 1 but within 5 years	735,420	730,637
After 5 but within 10 years	917,122	860,827
After 10 years	326,616	298,241
Total state and municipal obligations	2,161,006	2,072,265
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,774,953	5,441,374
Non-agency mortgage-backed securities	1,525,223	1,435,363
Asset-backed securities	4,121,388	4,011,361
Total mortgage and asset-backed securities	11,421,564	10,888,098
Other debt securities:
Within 1 year	121,215	121,629
After 1 but within 5 years	229,677	223,109
After 5 but within 10 years	312,426	285,620
After 10 years	9,260	8,422
Total other debt securities	672,578	638,780
Total available for sale debt securities	$15,425,954	$14,780,494

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $399.4 million, at fair value, at March 31, 2022. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

Allowance for credit losses on available for sale debt securities
The Company’s model for establishing its allowance for credit losses uses cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Securities for which fair value is less than amortized cost are reviewed for impairment. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Credit impairment is determined using input factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. At March 31, 2022, the fair value of securities on this watch list was $13.1 million compared to $13.4 million at December 31, 2021.

Significant inputs to the cash flow model used at March 31, 2022 to quantify credit losses were primarily credit support agreements, as the securities on the Company's watch list at March 31, 2022 were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of March 31, 2022, the Company did not identify any securities for which a credit loss exists, and for the three months ended March 31, 2022 and 2021, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at March 31, 2022 and December 31, 2021. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. Additionally, management does not intend to sell the securities, and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
U.S. government and federal agency obligations	$390,451	$13,082	$—	$—	$390,451	$13,082
Government-sponsored enterprise obligations	29,665	1,281	16,725	3,094	46,390	4,375
State and municipal obligations	1,204,526	80,379	136,076	15,435	1,340,602	95,814
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,009,914	242,976	987,082	96,265	4,996,996	339,241
Non-agency mortgage-backed securities	1,360,220	87,585	28,932	2,525	1,389,152	90,110
Asset-backed securities	3,439,877	106,785	149,894	6,339	3,589,771	113,124
Total mortgage and asset-backed securities	8,810,011	437,346	1,165,908	105,129	9,975,919	542,475
Other debt securities	326,917	17,622	148,487	16,683	475,404	34,305
Total	$10,761,570	$549,710	$1,467,196	$140,341	$12,228,766	$690,051
December 31, 2021
U.S. government and federal agency obligations	$296,492	$2,241	$—	$—	$296,492	$2,241
Government-sponsored enterprise obligations	—	—	18,899	919	18,899	919
State and municipal obligations	876,691	15,874	32,684	1,049	909,375	16,923
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,333,691	59,044	265,835	8,720	3,599,526	67,764
Non-agency mortgage-backed securities	1,285,611	17,222	1,948	19	1,287,559	17,241
Asset-backed securities	2,518,935	19,201	87,893	525	2,606,828	19,726
Total mortgage and asset-backed securities	7,138,237	95,467	355,676	9,264	7,493,913	104,731
Other debt securities	270,409	5,098	58,574	3,017	328,983	8,115
Total	$8,581,829	$118,680	$465,833	$14,249	$9,047,662	$132,929

The entire available for sale debt portfolio included $12.2 billion of securities that were in a loss position at March 31, 2022, compared to $9.0 billion at December 31, 2021.  The total amount of unrealized loss on these securities was $690.1 million at March 31, 2022, an increase of $557.1 million compared to the unrealized loss at December 31, 2021.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at March 31, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2022
U.S. government and federal agency obligations	$1,115,041	$28,002	$(13,082)	$—	$1,129,961
Government-sponsored enterprise obligations	55,765	—	(4,375)	—	51,390
State and municipal obligations	2,161,006	7,073	(95,814)	—	2,072,265
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,774,953	5,662	(339,241)	—	5,441,374
Non-agency mortgage-backed securities	1,525,223	250	(90,110)	—	1,435,363
Asset-backed securities	4,121,388	3,097	(113,124)	—	4,011,361
Total mortgage and asset-backed securities	11,421,564	9,009	(542,475)	—	10,888,098
Other debt securities	672,578	507	(34,305)	—	638,780
Total	$15,425,954	$44,591	$(690,051)	$—	$14,780,494
December 31, 2021
U.S. government and federal agency obligations	$1,035,477	$47,484	$(2,241)	$—	$1,080,720
Government-sponsored enterprise obligations	50,773	1,901	(919)	—	51,755
State and municipal obligations	2,072,210	41,540	(16,923)	—	2,096,827
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,698,088	52,676	(67,764)	—	5,683,000
Non-agency mortgage-backed securities	1,383,037	681	(17,241)	—	1,366,477
Asset-backed securities	3,546,024	12,921	(19,726)	—	3,539,219
Total mortgage and asset-backed securities	10,627,149	66,278	(104,731)	—	10,588,696
Other debt securities	633,524	6,620	(8,115)	—	632,029
Total	$14,419,133	$163,823	$(132,929)	$—	$14,450,027

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2022	2021
Proceeds from sales of securities:
Other investments	$1,745	$9,292
Total proceeds	$1,745	$9,292

Investment securities gains (losses), net:
Equity securities:
Fair value adjustments, net	$(287)	$(35)
Other:
Gains realized on sales	—	1,523
Fair value adjustments, net	7,450	8,365
Total investment securities gains, net	$7,163	$9,853

Net gains on investment securities for the three months ended March 31, 2022 were mainly comprised of net losses of $287 thousand on equity investments, offset by net gains in fair value of $7.5 million on private equity investments, due to fair value adjustments.

At March 31, 2022, securities totaling $5.2 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $6.4 billion at December 31, 2021. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $201.0 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2022				December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(30,345)	$—	$925	$31,270	$(30,266)	$—	$1,004
Mortgage servicing rights	21,490	(10,130)	—	11,360	20,870	(9,600)	(304)	10,966
Total	$52,760	$(40,475)	$—	$12,285	$52,140	$(39,866)	$(304)	$11,970

Aggregate amortization expense on intangible assets was $609 thousand and $951 thousand for the three month periods ended March 31, 2022 and 2021. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2022. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2022	$1,785
2023	1,402
2024	1,240
2025	1,088
2026	945

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2022 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2022	$138,921	$3,600	$1,004	$10,966
Originations, net of disposals	—	—	—	620
Amortization	—	—	(79)	(530)
Impairment recovery	—	—	—	304
Balance March 31, 2022	$138,921	$3,600	$925	$11,360

Goodwill allocated to the Company’s operating segments at March 31, 2022 and December 31, 2021 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2022, that net liability was $4.2 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $502.1 million at March 31, 2022.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2022, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 15 years. At March 31, 2022, the fair value of the Company's guarantee liabilities for RPAs was $126 thousand, and the notional amount of the underlying swaps was $347.9 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

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

The following table provides the components of lease income.

	For the Three Months Ended March 31
(in thousands)	2022	2021
Direct financing and sales-type leases	$5,247	$6,121
Operating leases(a)	2,184	2,074
Total lease income	$7,431	$8,195
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for the three month periods ended March 31, 2022 and 2021.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2022	2021
Service cost - benefits earned during the period	$132	$95
Interest cost on projected benefit obligation	665	556
Expected return on plan assets	(1,126)	(1,124)
Amortization of prior service cost	(68)	(68)
Amortization of unrecognized net loss	498	651
Net periodic pension cost	$101	$110
All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first three months of 2022, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2022	2021
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$118,154	$130,972
Less income allocated to nonvested restricted stock	1,070	1,200
Net income allocated to common stock	$117,084	$129,772
Weighted average common shares outstanding	120,324	122,073
Basic income per common share	$.97	$1.06
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$118,154	$130,972
Less income allocated to nonvested restricted stock	1,068	1,198
Net income allocated to common stock	$117,086	$129,774
Weighted average common shares outstanding	120,324	122,073
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	292	329
Weighted average diluted common shares outstanding	120,616	122,402
Diluted income per common share	$.97	$1.06

Unexercised stock appreciation rights of 119 thousand and 54 thousand for the three month periods ended March 31, 2022 and 2021, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2021.

9. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. Information about unrealized gains and losses on securities can be found in Note 3, and information about unrealized gains and losses on cash flow hedge derivatives is located in Note 11.

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2022	$23,174	$(20,668)	$74,574	$77,080
Other comprehensive loss before reclassifications to current earnings	(676,353)	—	—	(676,353)
Amounts reclassified to current earnings from accumulated other comprehensive income	—	430	(6,050)	(5,620)
Current period other comprehensive income (loss), before tax	(676,353)	430	(6,050)	(681,973)
Income tax (expense) benefit	169,088	(107)	1,512	170,493
Current period other comprehensive income (loss), net of tax	(507,265)	323	(4,538)	(511,480)
Balance March 31, 2022	$(484,091)	$(20,345)	$70,036	$(434,400)
Balance January 1, 2021	$263,801	$(25,118)	$92,694	$331,377
Other comprehensive income (loss) before reclassifications to current earnings	(211,569)	—	—	(211,569)
Amounts reclassified to current earnings from accumulated other comprehensive income	—	583	(5,848)	(5,265)
Current period other comprehensive income (loss), before tax	(211,569)	583	(5,848)	(216,834)
Income tax (expense) benefit	52,893	(146)	1,462	54,209
Current period other comprehensive income (loss), net of tax	(158,676)	437	(4,386)	(162,625)
Balance March 31, 2021	$105,125	$(24,681)	$88,308	$168,752
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2022
Net interest income	$79,896	$109,530	$18,868	$208,294	$492	$208,786
Provision for credit losses	(4,498)	(82)	(26)	(4,606)	14,464	9,858
Non-interest income	28,354	53,651	53,206	135,211	(3,442)	131,769
Investment securities gains, net	—	—	—	—	7,163	7,163
Non-interest expense	(72,994)	(89,524)	(36,286)	(198,804)	(6,844)	(205,648)
Income before income taxes	$30,758	$73,575	$35,762	$140,095	$11,833	$151,928
Three Months Ended March 31, 2021
Net interest income	$77,939	$110,565	$17,457	$205,961	$(213)	$205,748
Provision for credit losses	(9,901)	(27)	5	(9,923)	16,155	6,232
Non-interest income	38,248	50,728	50,985	139,961	(3,916)	136,045
Investment securities gains, net	—	—	—	—	9,853	9,853
Non-interest expense	(70,369)	(79,281)	(33,043)	(182,693)	(9,880)	(192,573)
Income before income taxes	$35,917	$81,985	$35,404	$153,306	$11,999	$165,305

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At March 31, 2022, the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	March 31, 2022	December 31, 2021
Interest rate swaps	$2,177,130	$2,229,419
Interest rate caps	221,293	152,058
Credit risk participation agreements	475,944	485,633
Foreign exchange contracts	2,797	5,119
Mortgage loan commitments	19,638	21,787
Mortgage loan forward sale contracts	638	1,165
Forward TBA contracts	18,500	21,000
Total notional amount	$2,915,940	$2,916,181

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

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of March 31, 2022, the total realized gains on the monetized cash flow hedges remaining in AOCI was $93.4 million (pre-tax), which will be reclassified into interest income over the next 4.7 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at March 31, 2022 that is expected to be reclassified into income within the next 12 months is $24.4 million.

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

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 17 on Fair Value Measurements in the 2021 Annual Report on Form 10-K.

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at March 31, 2022 in the table below, the positive fair values of cleared swaps were reduced by $11.3 million and the negative fair values of cleared swaps were reduced by $5.5 million. At December 31, 2021, positive fair values of cleared swaps were reduced by $587 thousand and the negative fair values of cleared swaps were reduced by $29.7 million.

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2022	Dec. 31, 2021
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$11,236	$40,752	$(17,075)	$(11,606)
Interest rate caps	1,137	147	(1,137)	(147)
Credit risk participation agreements	68	84	(126)	(277)
Foreign exchange contracts	28	77	(11)	(45)
Mortgage loan commitments	302	764	(23)	—
Mortgage loan forward sale contracts	4	5	—	(1)
Forward TBA contracts	355	13	(10)	(25)
Total	$13,130	$41,842	$(18,382)	$(12,101)

The pre-tax effects of derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended March 31, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$(6,050)	$(7,566)	$1,516
Total	$—	$—	$—	Total	$(6,050)	$(7,566)	$1,516
For the Three Months Ended March 31, 2021
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$(5,848)	$(7,364)	$1,516
Total	$—	$—	$—	Total	$(5,848)	$(7,364)	$1,516

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2022	2021
Derivative instruments:
Interest rate swaps	Other non-interest income	$812	$1,075
Interest rate caps	Other non-interest income	16	15
Credit risk participation agreements	Other non-interest income	(10)	365
Foreign exchange contracts	Other non-interest income	(14)	96
Mortgage loan commitments	Loan fees and sales	(485)	(1,372)
Mortgage loan forward sale contracts	Loan fees and sales	—	39
Forward TBA contracts	Loan fees and sales	1,243	2,906
Total		$1,562	$3,124

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

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company does not offset derivative assets and liabilities under these agreements on its consolidated balance sheets. Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. By contract, these may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash or securities to its clearing agent. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
March 31, 2022
Assets:
Derivatives subject to master netting agreements	$12,805	$—	$12,805	$(2,036)	$(1,298)	$9,471
Derivatives not subject to master netting agreements	325	—	325
Total derivatives	$13,130	$—	$13,130
Liabilities:
Derivatives subject to master netting agreements	$18,308	$—	$18,308	$(2,036)	$(1,035)	$15,237
Derivatives not subject to master netting agreements	74	—	74
Total derivatives	$18,382	$—	$18,382
December 31, 2021
Assets:
Derivatives subject to master netting agreements	$40,970	$—	$40,970	$(347)	$—	$40,623
Derivatives not subject to master netting agreements	872	—	872
Total derivatives	$41,842	$—	$41,842
Liabilities:
Derivatives subject to master netting agreements	$12,019	$—	$12,019	$(347)	$(10,146)	$1,526
Derivatives not subject to master netting agreements	82	—	82
Total derivatives	$12,101	$—	$12,101

12. Resale and Repurchase Agreements
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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at March 31, 2022 and $400.0 million at December 31, 2021.

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
March 31, 2022
Total resale agreements, subject to master netting arrangements	$2,025,000	$(200,000)	$1,825,000	$—	$(1,825,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,500,146	(200,000)	2,300,146	—	(2,300,146)	—
December 31, 2021
Total resale agreements, subject to master netting arrangements	$2,025,000	$(400,000)	$1,625,000	$—	$(1,625,000)	$—
Total repurchase agreements, subject to master netting arrangements	3,379,582	(400,000)	2,979,582	—	(2,979,582)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2022 and December 31, 2021, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2022
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$353,708	$23,631	$6,258	$383,597
Agency mortgage-backed securities	1,572,433	1,207	209,245	1,782,885
Non-agency mortgage-backed securities	24,953	—	—	24,953
Asset-backed securities	290,783	—	—	290,783
Other debt securities	17,928	—	—	17,928
Total repurchase agreements, gross amount recognized	$2,259,805	$24,838	$215,503	$2,500,146
December 31, 2021
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$600,866	$33,373	$9,259	$643,498
Agency mortgage-backed securities	1,844,652	3,908	400,250	2,248,810
Non-agency mortgage-backed securities	32,299	—	—	32,299
Asset-backed securities	422,525	—	—	422,525
Other debt securities	32,450	—	—	32,450
Total repurchase agreements, gross amount recognized	$2,932,792	$37,281	$409,509	$3,379,582

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense that has been charged against income was $4.2 million and $3.9 million in the three months ended March 31, 2022 and 2021, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2022, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	1,120,491	$55.58
Granted	225,152	70.92
Vested	(238,899)	47.60
Forfeited	(3,088)	55.13
Nonvested at March 31, 2022	1,103,656	$60.44

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

Weighted per share average fair value at grant date	$17.42
Assumptions:
Dividend yield	1.5%
Volatility	28.4%
Risk-free interest rate	1.6%
Expected term	5.7 years

A summary of SAR activity during the first three months of 2022 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	896,348	$46.21
Granted	96,318	70.64
Forfeited	(1,797)	58.26
Expired	(257)	57.18
Exercised	(23,137)	44.54
Outstanding at March 31, 2022	967,475	$48.65	6.0 years	$22,190

14. Revenue from Contracts with Customers
Revenue from contracts with customers is recognized to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the three months ended March 31, 2022, approximately 61% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASC 606 by major product line.

	Three Months Ended March 31
(In thousands)	2022	2021
Bank card transaction fees	$42,045	$37,695
Trust fees	47,811	44,127
Deposit account charges and other fees	22,307	22,575
Consumer brokerage services	4,446	4,081
Other non-interest income	4,495	7,696
Total non-interest income from contracts with customers	121,104	116,174
Other non-interest income (1)	10,665	19,871
Total non-interest income	$131,769	$136,045
(1) This revenue is not within the scope of ASC 606, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, the majority of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments contribute approximately 39% and 60%, respectively, of the Company's deposit account charge revenue. All trust fees and consumer brokerage services income are earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the three month periods ended March 31, 2022 and 2021 for the Company’s significant revenue categories subject to ASC 606.

(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Bank card transaction fees	$14,171	$16,424	$12,437	$14,199
Trust fees	2,094	2,222	2,017	2,071
Deposit account charges and other fees	5,452	6,702	5,281	6,933
Consumer brokerage services	324	391	323	432

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
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2021 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the March 31, 2022 and December 31, 2021 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2022 or the year ended December 31, 2021.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Assets:
Residential mortgage loans held for sale	$3,901	$—	$3,901	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,129,961	1,129,961	—	—
Government-sponsored enterprise obligations	51,390	—	51,390	—
State and municipal obligations	2,072,265	—	2,070,363	1,902
Agency mortgage-backed securities	5,441,374	—	5,441,374	—
Non-agency mortgage-backed securities	1,435,363	—	1,435,363	—
Asset-backed securities	4,011,361	—	4,011,361	—
Other debt securities	638,780	—	638,780	—
Trading debt securities	31,380	—	31,380	—
Equity securities	6,866	6,866	—	—
Private equity investments	153,411	—	—	153,411
Derivatives *	13,130	—	12,760	370
Assets held in trust for deferred compensation plan	20,403	20,403	—	—
Total assets	15,009,585	1,157,230	13,696,672	155,683
Liabilities:
Derivatives *	18,382	—	18,233	149
Liabilities held in trust for deferred compensation plan	20,403	20,403	—	—
Total liabilities	$38,785	$20,403	$18,233	$149
December 31, 2021
Assets:
Residential mortgage loans held for sale	$5,570	$—	$5,570	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,080,720	1,080,720	—	—
Government-sponsored enterprise obligations	51,755	—	51,755	—
State and municipal obligations	2,096,827	—	2,094,843	1,984
Agency mortgage-backed securities	5,683,000	—	5,683,000	—
Non-agency mortgage-backed securities	1,366,477	—	1,366,477	—
Asset-backed securities	3,539,219	—	3,539,219	—
Other debt securities	632,029	—	632,029	—
Trading debt securities	46,235	—	46,235	—
Equity securities	7,153	7,153	—	—
Private equity investments	147,406	—	—	147,406
Derivatives *	41,842	—	40,994	848
Assets held in trust for deferred compensation plan	21,794	21,794	—	—
Total assets	14,720,027	1,109,667	13,460,122	150,238
Liabilities:
Derivatives *	12,101	—	11,824	277
Liabilities held in trust for deferred compensation plan	21,794	21,794	—	—
Total liabilities	$33,895	$21,794	$11,824	$277
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2022
Balance January 1, 2022	$1,984	$147,406	$571	$149,961
Total gains or losses (realized/unrealized):
Included in earnings	—	7,450	(495)	6,955
Included in other comprehensive income *	(83)	—	—	(83)
Discount accretion	1	—	—	1
Purchases of private equity investments	—	300	—	300
Sale/pay down of private equity investments	—	(1,745)	—	(1,745)
Purchase of risk participation agreement	—	—	145	145
Balance March 31, 2022	$1,902	$153,411	$221	$155,534
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2022	$—	$7,450	$267	$7,717
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2022	$(83)	$—	$—	$(83)

For the three months ended March 31, 2021
Balance January 1, 2021	$7,968	$94,368	$2,741	$105,077
Total gains or losses (realized/unrealized):
Included in earnings	—	8,365	(1,007)	7,358
Included in other comprehensive income *	(1)	—	—	(1)
Discount accretion	3	—	—	3
Sale/pay down of private equity investments	—	(8,476)	—	(8,476)
Sale of risk participation agreement	—	—	(98)	(98)
Balance March 31, 2021	$7,970	$94,257	$1,636	$103,863
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2021	$—	$8,365	$2,050	$10,415
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2021	$(1)	$—	$—	$(1)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2022
Total gains or losses included in earnings	$(485)	$(10)	$7,450	$6,955
Change in unrealized gains or losses relating to assets still held at March 31, 2022	$279	$(12)	$7,450	$7,717
For the three months ended March 31, 2021
Total gains or losses included in earnings	$(1,372)	$365	$8,365	$7,358
Change in unrealized gains or losses relating to assets still held at March 31, 2021	$1,855	$195	$8,365	$10,415

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to auction rate securities (ARS), investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $1.9 million at March 31, 2022, while private equity investments, included in other securities, totaled $153.4 million.

Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years	5 years
		Estimated market rate	2.5%	-	3.0%	2.8%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.4
Mortgage loan commitments	Discounted cash flow	Probability of funding	68.2%	-	100.0%	90.2%
		Embedded servicing value	—%	-	1.4%	1.1%
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first three months of 2022 and 2021, and still held as of March 31, 2022 and 2021, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2022 and 2021.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2022
Mortgage servicing rights	11,360	—	—	11,360	304
Long-lived assets	497	—	—	497	(965)

March 31, 2021
Collateral dependent loans	$11,233	$—	$—	$11,233	$(2,926)
Mortgage servicing rights	8,234	—	—	8,234	1,055

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other intangible assets-net on the consolidated balance sheets, and information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.01%	-	9.34%	9.12%
		Prepayment speeds (CPR)*	6.22%	-	9.41%	6.65%
		Loan servicing costs - annually per loan
		Performing loans	$70	-	$72	$71
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2022 and December 31, 2021:

	Carrying Amount	Estimated Fair Value at March 31, 2022
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,508,508	$—	$—	$5,406,516	$5,406,516
Real estate - construction and land	1,144,411	—	—	1,129,894	1,129,894
Real estate - business	3,109,668	—	—	3,059,118	3,059,118
Real estate - personal	2,820,076	—	—	2,777,860	2,777,860
Consumer	2,053,160	—	—	2,043,692	2,043,692
Revolving home equity	264,401	—	—	261,985	261,985
Consumer credit card	544,579	—	—	508,944	508,944
Overdrafts	14,211	—	—	13,985	13,985
Total loans	15,459,014	—	—	15,201,994	15,201,994
Loans held for sale	8,908	—	8,908	—	8,908
Investment securities	15,016,882	1,136,827	13,680,011	200,044	15,016,882
Securities purchased under agreements to resell	1,825,000	—	—	1,801,227	1,801,227
Interest earning deposits with banks	1,260,813	1,260,813	—	—	1,260,813
Cash and due from banks	326,549	326,549	—	—	326,549
Derivative instruments	13,130	—	12,760	370	13,130
Assets held in trust for deferred compensation plan	20,403	20,403	—	—	20,403
Total	$33,930,699	$2,744,592	$13,701,679	$17,203,635	$33,649,906
Financial Liabilities
Non-interest bearing deposits	$11,428,372	$11,428,372	$—	$—	$11,428,372
Savings, interest checking and money market deposits	16,751,632	16,751,632	—	—	16,751,632
Certificates of deposit	1,139,337	—	—	1,124,978	1,124,978
Federal funds purchased	17,315	17,315	—	—	17,315
Securities sold under agreements to repurchase	2,300,146	—	—	2,300,267	2,300,267
Other borrowings	8,990	—	8,990	—	8,990
Derivative instruments	18,382	—	18,233	149	18,382
Liabilities held in trust for deferred compensation plan	20,403	20,403	—	—	20,403
Total	$31,684,577	$28,217,722	$27,223	$3,425,394	$31,670,339

	Carrying Amount	Estimated Fair Value at December 31, 2021
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,303,535	$—	$—	$5,229,153	$5,229,153
Real estate - construction and land	1,118,266	—	—	1,099,747	1,099,747
Real estate - business	3,058,837	—	—	3,054,481	3,054,481
Real estate - personal	2,805,401	—	—	2,809,490	2,809,490
Consumer	2,032,225	—	—	2,031,408	2,031,408
Revolving home equity	275,945	—	—	273,450	273,450
Consumer credit card	575,410	—	—	536,468	536,468
Overdrafts	6,740	—	—	6,458	6,458
Total loans	15,176,359	—	—	15,040,655	15,040,655
Loans held for sale	8,615	—	8,615	—	8,615
Investment securities	14,695,628	1,087,873	13,413,558	194,197	14,695,628
Federal funds sold	2,800	2,800	—	—	2,800
Securities purchased under agreements to resell	1,625,000	—	—	1,623,856	1,623,856
Interest earning deposits with banks	3,971,217	3,971,217	—	—	3,971,217
Cash and due from banks	305,539	305,539	—	—	305,539
Derivative instruments	41,842	—	40,994	848	41,842
Assets held in trust for deferred compensation plan	21,794	21,794	—	—	21,794
Total	$35,848,794	$5,389,223	$13,463,167	$16,859,556	$35,711,946
Financial Liabilities
Non-interest bearing deposits	$11,772,374	$11,772,374	$—	$—	$11,772,374
Savings, interest checking and money market deposits	16,598,085	16,598,085	—	—	16,598,085
Certificates of deposit	1,442,614	—	—	1,438,919	1,438,919
Federal funds purchased	43,385	43,385	—	—	43,385
Securities sold under agreements to repurchase	2,979,582	—	—	2,979,677	2,979,677
Other borrowings	12,514	—	12,514	—	12,514
Derivative instruments	12,101	—	11,824	277	12,101
Liabilities held in trust for deferred compensation plan	21,794	21,794	—	—	21,794
Total	$32,882,449	$28,435,638	$24,338	$4,418,873	$32,878,849

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at March 31, 2022, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2021 Annual Report on Form 10-K. Results of operations for the three month periods ended March 31, 2022 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Annual Report on Form 10-K and in Part II Item 1A of this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2022, there were no material changes to the Risk Factors disclosed in the Company's 2021 Annual Report on Form 10-K.

Critical Accounting Estimates and Related Policies
The Company has identified certain policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates and related policies are the Company's allowance for credit losses and fair value measurement policies. A discussion of these estimates and related policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2021 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2021.

Selected Financial Data

	Three Months Ended March 31
	2022	2021
Per Share Data
Net income per common share — basic	$.97	$1.06	*
Net income per common share — diluted	.97	1.06	*
Cash dividends on common stock	.265	.250	*
Book value per common share	24.60	26.99	*
Market price	71.59	72.96	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	51.90%	61.79%
Non-interest bearing deposits to total deposits	39.34	39.41
Equity to loans (1)	21.83	20.68
Equity to deposits	11.33	12.78
Equity to total assets	9.26	10.37
Return on total assets	1.33	1.63
Return on common equity	14.41	15.69
(Based on end-of-period data)
Non-interest income to revenue (2)	38.69	39.80
Efficiency ratio (3)	60.29	56.37
Tier I common risk-based capital ratio	13.92	13.76
Tier I risk-based capital ratio	13.92	13.76
Total risk-based capital ratio	14.61	14.79
Tangible common equity to tangible assets ratio (4)	8.09	9.57
Tier I leverage ratio	9.07	9.38
* Restated for the 5% stock dividend distributed in December 2021.
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

	March 31
(Dollars in thousands)	2022	2021
Total equity	$2,973,402	$3,317,385
Less non-controlling interest	12,762	4,795
Less goodwill	138,921	138,921
Less core deposit premium	4,525	4,864
Total tangible common equity (a)	$2,817,194	$3,168,805
Total assets	$34,986,793	$33,269,786
Less goodwill	138,921	138,921
Less core deposit premium	4,525	4,864
Total tangible assets (b)	$34,843,347	$33,126,001
Tangible common equity to tangible assets ratio (a)/(b)	8.09%	9.57%

Results of Operations
Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	% change
Net interest income	$208,786	$205,748	$3,038	1.5%
Provision for credit losses	9,858	6,232	(3,626)	58.2
Non-interest income	131,769	136,045	(4,276)	(3.1)
Investment securities gains, net	7,163	9,853	(2,690)	(27.3)
Non-interest expense	(205,648)	(192,573)	13,075	6.8
Income taxes	(31,902)	(32,076)	(174)	(.5)
Non-controlling interest expense	(1,872)	(2,257)	(385)	(17.1)
Net income attributable to Commerce Bancshares, Inc.	$118,154	$130,972	(12,818)	(9.8)%

For the quarter ended March 31, 2022, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $118.2 million, a decrease of $12.8 million, or 9.8%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.33%, the annualized return on average equity was 14.41%, and the efficiency ratio was 60.29%. Diluted earnings per common share was $.97, a decrease of 8.5% compared to $1.06 per share in the first quarter of 2021, and increased 3.2% compared to $.94 per share in the previous quarter.

Compared to the first quarter of last year, net interest income increased $3.0 million, or 1.5%, mainly due to an increase of $21.5 million in interest income on investment securities, partly offset by decreases in loan interest and interest on securities purchased under agreements to resell of $14.4 million and $5.8 million, respectively. The provision for credit losses declined $3.6 million due to a decrease in the estimate of the allowance for credit losses on loans and unfunded commitments and lower net loan charge-offs. Non-interest income decreased $4.3 million, or 3.1%, compared to the first quarter of 2021, mainly due to lower loan fees and sales and income from branch sales, partly offset by growth in net bank card and trust fees. Net gains on investment securities totaled $7.2 million in the current quarter compared to net gains of $9.9 million in the same quarter last year. Net securities gains in the current quarter primarily resulted from unrealized fair value gains of $7.5 million in the Company's private equity investment portfolio. Non-interest expense increased $13.1 million, or 6.8%, over the first quarter of 2021 mainly due to higher salaries and employee benefits, data processing and software, marketing, and travel and entertainment expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2022 vs. 2021
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$(9,222)	$(2,060)	$(11,282)
Real estate - construction and land	375	609	984
Real estate - business	626	(1,069)	(443)
Real estate - personal	(144)	(858)	(1,002)
Consumer	921	(2,141)	(1,220)
Revolving home equity	(213)	65	(148)
Consumer credit card	(1,837)	501	(1,336)
Overdrafts	—	—	—
Total interest on loans	(9,494)	(4,953)	(14,447)
Loans held for sale	(201)	47	(154)
Investment securities:
U.S. government and federal agency securities	2,370	2,405	4,775
Government-sponsored enterprise obligations	6	(3)	3
State and municipal obligations	722	(897)	(175)
Mortgage-backed securities	1,090	10,681	11,771
Asset-backed securities	6,332	(2,475)	3,857
Other securities	1,501	(402)	1,099
Total interest on investment securities	12,021	9,309	21,330
Federal funds sold	1	—	1
Securities purchased under agreements to resell	11,573	(17,401)	(5,828)
Interest earning deposits with banks	278	503	781
Total interest income	14,178	(12,495)	1,683
Interest expense:
Deposits:
Savings	45	(144)	(99)
Interest checking and money market	317	(561)	(244)
Certificates of deposit of less than $100,000	(81)	(253)	(334)
Certificates of deposit of $100,000 and over	64	(699)	(635)
Total interest on deposits	345	(1,657)	(1,312)
Federal funds purchased	(2)	4	2
Securities sold under agreements to repurchase	86	289	375
Other borrowings	—	(1)	(1)
Total interest expense	429	(1,365)	(936)
Net interest income, tax equivalent basis	$13,749	$(11,130)	$2,619

Net interest income in the first quarter of 2022 was $208.8 million, an increase of $3.0 million over the first quarter of 2021. On a tax equivalent (T/E) basis, net interest income totaled $211.4 million in the first quarter of 2022, up $2.6 million over the same period last year and up $969 thousand over the previous quarter. The increase in net interest income compared to the first quarter of 2021 was mainly due to higher interest income earned on on investment securities (T/E) of $21.3 million, partly offset by lower interest earned on loans (T/E) of $14.4 million and securities purchased under agreements to resell of $5.8 million. The increase in interest earned on investment securities (T/E) was mainly due to higher average balances and rates earned. The decrease in total interest earned on loans (T/E) was the result of declines in average balances and rates earned, while the decrease in securities purchased under agreements to resell declined due to lower average rates, partly offset by higher average balances. The Company's net yield on earning assets (T/E) was 2.45% in the current quarter compared to 2.71% in the first quarter of 2021.

Total interest income (T/E) increased $1.7 million over the first quarter of 2021. Interest income on loans (T/E) was $133.0 million during the first quarter of 2022, a decrease of $14.4 million, or 9.8%, from the same quarter last year. The decrease in interest income from the same quarter last year was primarily due to a decline of $1.1 billion, or 6.8%, in average loan balances, coupled with a decrease of 12 basis points in the average rate earned. Most of the decrease in interest income occurred in the business, consumer credit card, consumer, and personal real estate loan categories. These decreases were partly offset by an increase in interest income in the construction and land loan category. Business loan interest income decreased $11.3 million due to a decline of $1.2 billion in average balances and a decrease of 16 basis points in the average rate earned. The decline in business loan average balances was mainly due to a decrease of $1.3 billion in Paycheck Protection Program (PPP) loans, while interest earned on PPP loans declined $10.0 million from the same quarter last year. Consumer credit card loan interest decreased $1.3 million mainly due to a decline of $67.9 million in average balances, partly offset by a 38 basis point increase in the average rate earned. Consumer loan interest declined $1.2 million due to a decrease of 43 basis points in the average rate earned, partly offset by a $92.9 million, or 4.8%, increase in average balances. Personal real estate loan interest income fell $1.0 million due to a 12 basis point decrease in the average rate earned and lower average balances of $17.1 million. These decreases to interest income (T/E) were partly offset by an increase of $984 thousand in interest earned on construction and land loans, due to an increase of 22 basis points in the average rate earned and growth of $42.9 million, or 3.9%, in average loan balances.

Interest income on investment securities (T/E) was $74.8 million during the first quarter of 2022, which was an increase of $21.3 million over the same quarter last year. The increase in interest income occurred mainly in interest earned on mortgage-backed securities, which increased $11.8 million, partly due to a $7.5 million increase in premium amortization, reflecting slower forward prepayment speed estimates in the current quarter, compared to a premium amortization adjustment increase of $4.1 million in the prior year. In addition, the average rate earned increased 59 basis points and the average balance increased $318.1 million, or 4.5%. Interest on U.S. government and federal agency obligations grew $4.8 million mainly due to an increase in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). Interest income related to TIPS, which is tied to the Consumer Price Index, increased $4.4 million over the same quarter last year. The average balance of U.S. government and federal agency obligations also increased $378.4 million, or 52.2%. Interest on asset-backed securities rose $3.9 million due to higher average balances of $1.8 billion, partly offset by a decrease of 26 basis points in the average rate earned. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $15.4 billion in the first quarter of 2022, compared to $12.6 billion in the first quarter of 2021.

Interest income on securities purchased under agreements to resell decreased $5.8 million from the same quarter last year, due to a decrease of 407 basis points in the average rate earned, partly offset by growth of $883.9 million in the average balance. Interest income on balances at the Federal Reserve grew $781 thousand due to an increase of $1.1 billion in the average balance invested and an increase of eight basis points in the average rate earned.

The average tax equivalent yield on total interest earning assets was 2.49% in the first quarter of 2022, down from 2.76% in the first quarter of 2021.

Total interest expense decreased $936 thousand compared to the first quarter of 2021 due to a $1.3 million decrease in interest expense on interest bearing deposits, partly offset by a $376 thousand increase in interest expense on borrowings. The decrease in deposit interest expense resulted mainly from a four basis point decline in the overall average rate paid. Interest expense on certificates of deposit (CD's) declined $969 thousand due to an 18 basis point decrease in the average rate paid, coupled with a decrease of $454.7 million in the average balance. Interest expense on interest checking and money market accounts declined $244 thousand, due to a two basis point decrease in the average rate paid, partly offset by higher average balances of $2.0 billion. Interest expense on borrowings was higher due to an increase of four basis points in the average rate paid on customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .06% and .09% in the first quarters of 2022 and 2021, respectively.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	% change
Bank card transaction fees	$42,045	$37,695	$4,350	11.5%
Trust fees	47,811	44,127	3,684	8.3
Deposit account charges and other fees	22,307	22,575	(268)	(1.2)
Capital market fees	4,125	4,981	(856)	(17.2)
Consumer brokerage services	4,446	4,081	365	8.9
Loan fees and sales	4,235	10,184	(5,949)	(58.4)
Other	6,800	12,402	(5,602)	(45.2)
Total non-interest income	$131,769	$136,045	$(4,276)	(3.1)%
Non-interest income as a % of total revenue*	38.7%	39.8%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31
(Dollars in thousands)	2022	2021	$ change	% change
Net debit card fees	$9,552	$9,367	$185	2.0%
Net credit card fees	3,722	3,421	301	8.8
Net merchant fees	4,980	4,614	366	7.9
Net corporate card fees	23,791	20,293	3,498	17.2
Total bank card transaction fees	$42,045	$37,695	$4,350	11.5%

For the first quarter of 2022, total non-interest income amounted to $131.8 million compared to $136.0 million in the same quarter last year, which was a decrease of $4.3 million, or 3.1%. The decrease was mainly due to lower loan fees and sales and a decline in other non-interest income, partly offset by higher net bank card fees and trust fees. Bank card transaction fees for the current quarter grew $4.4 million, or 11.5%, over the same period last year, due to growth of $3.5 million in net corporate card fees, $366 thousand in net merchant card fees, $301 thousand in net credit card fees, and $185 thousand in net debit card fees. The growth in net corporate, credit and debit card fees was mainly due to higher interchange income, partly offset by higher rewards expense. The growth in net merchant fees was mostly due to higher merchant fees, partly offset by higher network expense. Trust fees for the quarter increased $3.7 million, or 8.3%, over the same quarter last year, resulting from higher private client fees, which were up 10.1%. Compared to the same period last year, deposit account fees decreased $268 thousand, or 1.2%, mainly due to lower personal deposit account fees, partly offset by higher corporate cash management fees. Capital market fees decreased $856 thousand, or 17.2%, while consumer brokerage service fees increased $365 thousand, or 8.9%, due to growth in advisory fees. Loan fees and sales decreased $5.9 million, or 58.4%, compared to the same quarter last year, mainly due to a decline in mortgage banking revenue. Other non-interest income decreased $5.6 million, or 45.2%, mainly due to a gain of $2.4 million on the sale of a branch location recorded last year coupled with a write-down of $965 thousand on a branch location recorded in the current quarter. In addition, swap fees, cash sweep commissions and tax credit sales fees declined $637 thousand, $403 thousand and $394 thousand, respectively. Fair value adjustments on the Company's deferred compensation plan assets, which are held in a trust and recorded as both an asset and a liability, decreased $1.9 million from the same quarter last year, affecting both other income and other expense.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2022	2021
Net gains (losses) on sales and fair value adjustments of private equity investments	$7,450	$9,888
Fair value adjustments on equity securities, net	(287)	(35)
Total investment securities gains, net	$7,163	$9,853

Net gains on investment securities, which were recognized in earnings during the three months ended March 31, 2022 and 2021, are shown in the table above. Net securities gains of $7.2 million were reported in the first quarter of 2022, compared to net gains of $9.9 million in the same period last year. The net gains in the first quarter of 2022 were primarily comprised of $7.5 million of net gains in fair value on the Company’s private equity investments. The net gains on investment securities for the same quarter last year were mainly comprised of a net gain of $1.5 million realized on the sale of a private equity investment and $8.4 million of net gains in fair value on the Company’s private equity investments. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $1.5 million during the first three months of 2022 and expense of $2.0 million during the first three months of 2021.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	% change
Salaries and employee benefits	$135,953	$129,033	$6,920	5.4%
Net occupancy	12,296	12,021	275	2.3
Equipment	4,568	4,353	215	4.9
Supplies and communication	4,713	4,125	588	14.3
Data processing and software	27,016	25,463	1,553	6.1
Marketing	6,344	5,158	1,186	23.0
Other	14,758	12,420	2,338	18.8
Total non-interest expense	$205,648	$192,573	$13,075	6.8%

Non-interest expense for the first quarter of 2022 amounted to $205.6 million, an increase of $13.1 million, or 6.8%, compared to expense of $192.6 million in the first quarter of last year. The increase in expense was mainly due to higher salaries and benefits expense, data processing and software expense, marketing expense and other non-interest expense. Salaries expense increased $4.4 million, or 4.1%, driven by growth in full-time salary costs and incentive compensation. Employee benefits expense totaled $24.2 million, reflecting growth of $2.5 million, or 11.5%, mainly as a result of higher healthcare expense, payroll taxes and retirement expense. Full-time equivalent employees totaled 4,563 at March 31, 2022, compared to 4,619 at March 31, 2021. Supplies and communication expense increased $588 thousand, or 14.3%, mainly due to higher postage and courier expense, while marketing expense increased $1.2 million, or 23.0%, due to an expansion of marketing efforts in the first quarter of 2022. Data processing and software expense increased $1.6 million, or 6.1%, due to higher software amortization, including expense related to the completed implementation of the Company's new core customer and deposit system placed into service in January 2022, as well as increased costs for service providers and bank card processing fees. Other non-interest expense increased $2.3 million, mainly due to higher travel and entertainment expense of $1.1 million, lower deferred origination costs of $1.1 million, partly offset by a $1.9 million decline in the Company's deferred compensation liability, as previously mentioned.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$150,044	$162,775	$220,834
Provision for credit losses on loans	(10,686)	(8,474)	(10,355)
Net loan charge-offs (recoveries):
Commercial:
Business	77	90	(4)
Real estate-construction and land	—	—	1
Real estate-business	(7)	6	20
Commercial net loan charge-offs (recoveries)	70	96	17
Personal Banking:
Real estate-personal	22	(71)	15
Consumer	808	919	763
Revolving home equity	18	(26)	23
Consumer credit card	3,372	2,964	8,981
Overdrafts	358	375	153
Personal banking net loan charge-offs (recoveries)	4,578	4,161	9,935
Total net loan charge-offs	4,648	4,257	9,952
Balance at end of period	$134,710	$150,044	$200,527
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	24,204	22,784	38,307
Provision for credit losses on unfunded lending commitments	828	1,420	4,123
Balance at end of period	25,032	24,204	42,430
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$159,742	$174,248	$242,957

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.01%	.01%	—%
Real estate-construction and land	—	—	—
Real estate-business	—	—	—
Commercial net loan charge-offs	—	—	—
Personal Banking:
Real estate-personal	—	(.01)	—
Consumer	.16	.18	.16
Revolving home equity	.03	(.04)	.03
Consumer credit card	2.53	2.10	5.98
Overdrafts	28.04	30.20	17.50
Personal banking net loan charge-offs (recoveries)	.33	.29	.71
Total annualized net loan charge-offs	.12%	.11%	.25%
* as a percentage of average loans (excluding loans held for sale)

The Company has an established process to determine the amount of the allowance for credit losses on loans and the liability for unfunded lending commitments, which assesses the risks and losses expected in its portfolios. This process provides an allowance based on estimates of allowances for pools of loans and unfunded lending commitments, as well as a second, smaller component based on certain individually evaluated loans and unfunded lending commitments. The Company's policies and processes for determining the allowance for credit losses on loans and the liability for unfunded lending commitments are discussed in Note 1 to the consolidated financial statements and in the "Allowance for Credit Losses" discussion within Critical Accounting Estimates and Related Policies in Item 7 of the 2021 Annual Report on Form 10-K.

Net loan charge-offs in the first quarter of 2022 amounted to $4.6 million, compared to $4.3 million in the prior quarter and $10.0 million in the first quarter of last year. During the first quarter of 2022, the Company recorded net charge-offs on commercial loans of $70 thousand, compared to net charge-offs of $96 thousand in the prior quarter. Consumer credit card loan net charge-offs increased $408 thousand in the first quarter of 2022, compared to the prior quarter, but declined $5.6 million compared to the same quarter in the prior year. Compared to the same period last year, net loan charge-offs in the first quarter of 2022 decreased $5.4 million, primarily driven by the decrease in net charge-offs on consumer credit card loans.

For the three months ended March 31, 2022, annualized net charge-offs on average consumer credit card loans totaled 2.53%, compared to 2.10% in the previous quarter and 5.98% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .16%, compared to .18% in the prior quarter and .16% in the same period last year. In the first quarter of 2022, total annualized net loan charge-offs were .12%, compared to .11% in the previous quarter and .25% in the same period last year.

The continued recovery of the provision for credit losses on loans is the result of an improved forecast coupled with lower than projected net charge-offs. For the quarter ended March 31, 2021, the allowance for credit losses on loans decreased $15.3 million, compared to the allowance for credit losses on loans as of December 31, 2021. The decrease was primarily due to the improved economic forecast utilized in the Company's estimate of future credit losses at March 31, 2022, coupled with lower than projected net loan charge-offs during the first quarter of 2022. The allowance for credit losses on commercial loans decreased slightly by $2.9 million, while the allowance for credit losses related to personal banking loans, including consumer credit card loans, decreased $12.4 million. As a result, the provision for credit losses on loans was a recovery of $10.7 million in the current quarter, which was a $2.2 million increase from the $8.5 million benefit recorded in the prior quarter. The recovery of the provision for credit losses on loans in the current quarter was $331 thousand more than the recovery recorded in the third quarter of 2020.

While the forecast reflects a continued recovery from the COVID-19 pandemic, the allowance considered the uncertainty of disruptions caused by higher inflation, the geopolitical environment, and ongoing supply constraints on the economy and on the consumer and commercial loan portfolios. At March 31, 2022, the allowance for credit losses on loans amounted to $134.7 million, compared to $150.0 million and $200.5 million at December 31, 2021 and March 31, 2021, respectively, and was .87%, .99% and 1.22% of total loans at March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was $828 thousand, reflecting a $592 thousand decrease over the provision in the prior quarter and a $3.3 million decrease compared to the first quarter of 2021. At March 31, 2022, the liability for unfunded lending commitments was $25.0 million, compared to $24.2 million at December 31, 2021 and $42.4 million at March 31, 2021. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at March 31, 2022.

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

(Dollars in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans	$8,335	$9,157
Foreclosed real estate	296	115
Total non-performing assets	$8,631	$9,272
Non-performing assets as a percentage of total loans	.06%	.06%
Non-performing assets as a percentage of total assets	.02%	.03%
Total loans past due 90 days and still accruing interest	$10,670	$11,726

Non-accrual loans totaled $8.3 million at March 31, 2022, a decrease of $822 thousand from the balance at December 31, 2021. The decrease occurred mainly in business loans which decreased $556 thousand. At March 31, 2022, non-accrual loans were comprised of business (81.1%), personal real estate (16.6%), and business real estate (2.3%) loans. Foreclosed real estate totaled $296 thousand at March 31, 2022, an increase of $181 thousand when compared to December 31, 2021. Total loans past due 90 days or more and still accruing interest were $10.7 million as of March 31, 2022, a decrease of $1.1 million from December 31, 2021. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $306.6 million at March 31, 2022 compared with $278.7 million at December 31, 2021, resulting in an increase of $27.9 million, or 10.0%.

(In thousands)	March 31, 2022	December 31, 2021
Potential problem loans:
Business	$50,198	$37,143
Real estate – construction and land	55,274	40,259
Real estate – business	200,631	200,766
Real estate – personal	533	526
Total potential problem loans	$306,636	$278,694

At March 31, 2022, the Company had $125.8 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $108.8 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 7.4% of total loans outstanding at March 31, 2022. The largest component of construction and land loans was commercial construction, which increased $17.1 million during the three months ended March 31, 2022. At March 31, 2022, multi-family residential construction loans totaled approximately $180.5 million, or 19.2%, of the commercial construction loan portfolio, compared to $155.9 million, or 16.9%, at December 31, 2021.

(Dollars in thousands)	March 31, 2022	% of Total	% of Total Loans	December 31, 2021	% of Total	% of Total Loans
Commercial construction	$939,785	82.1%	6.1%	$922,654	82.5%	6.1%
Residential construction	115,079	10.1	.7	96,618	8.6	.7
Commercial land and land development	45,827	4.0	.3	48,481	4.3	.3
Residential land and land development	43,720	3.8	.3	50,513	4.6	.3
Total real estate - construction and land loans	$1,144,411	100.0%	7.4%	$1,118,266	100.0%	7.4%

Real Estate – Business Loans
Total business real estate loans were $3.1 billion at March 31, 2022 and comprised 20.1% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2022, 38.0% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	March 31, 2022	% of Total	% of Total Loans	December 31, 2021	% of Total	% of Total Loans
Owner-occupied	$1,180,589	38.0%	7.6%	$1,188,469	38.9%	7.8%
Office	419,430	13.5	2.7	380,101	12.4	2.5
Multi-family	350,567	11.3	2.3	354,282	11.6	2.3
Retail	336,142	10.8	2.2	339,874	11.1	2.2
Hotels	232,470	7.5	1.5	234,673	7.7	1.5
Farm	188,130	6.0	1.2	178,780	5.8	1.2
Senior living	177,534	5.7	1.1	174,871	5.7	1.2
Industrial	111,467	3.6	.7	99,800	3.3	.7
Other	113,339	3.6	.8	107,987	3.5	.8
Total real estate - business loans	$3,109,668	100.0%	20.1%	$3,058,837	100.0%	20.2%

Revolving Home Equity Loans
The Company had $264.4 million in revolving home equity loans at March 31, 2022 that were generally collateralized by residential real estate. Most of these loans (92.8%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2022, the outstanding principal of loans with an original LTV higher than 80% was $30.7 million, or 11.6% of the portfolio, compared to $30.9 million as of December 31, 2021. Total revolving home equity loan balances over 30 days past due were $1.6 million at March 31, 2022 and December 31, 2021, and there were no revolving home equity loans on non-accrual status at March 31, 2022 or December 31, 2021. The weighted average FICO score for the total current portfolio balance is 790. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2022 through 2024, approximately 17% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 81% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 40% of the consumer loan portfolio at March 31, 2022, and outstanding balances for auto loans were $830.7 million and $855.4 million at March 31, 2022 and December 31, 2021, respectively. The balances over 30 days past due amounted to $6.9 million at March 31, 2022 and $9.0 million at December 31, 2021, respectively and comprised .8% of the outstanding balances of these loans at March 31, 2022 and 1.1% at December 31, 2021, respectively. For the three months ended March 31, 2022, $84.7 million of new auto loans were originated, compared to $106.2 million during the first three months of 2021.  At March 31, 2022, the automobile loan portfolio had a weighted average FICO score of 755, and net charge-offs on auto loans were .1% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 11% of the consumer loan portfolio at March 31, 2022. Losses on these loans have historically been low, and the Company saw net recoveries of $28 thousand for the first three months of 2022. Private banking loans comprised 31% of the consumer loan portfolio at March 31, 2022. The Company's private banking loans are generally well-collateralized, and at March 31, 2022 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $428 thousand in the first three months of 2022 and were .2% of the average balances of these loans at March 31, 2022.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2022 of $544.6 million in consumer credit card loans outstanding, approximately $84.3 million, or 15.5%, carried a low promotional rate. Within the next six months, $32.7 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $275.8 million, or 1.8% of total loans at March 31, 2022, an increase of $15.1 million from year end 2021, as shown in the table below.

(In thousands)	March 31, 2022	December 31, 2021	Unfunded commitments at March 31, 2022
Extraction	$201,185	$184,840	$165,853
Mid-stream shipping and storage	38,413	36,850	67,878
Downstream distribution and refining	22,067	24,915	19,899
Support activities	14,103	14,039	17,843
Total energy lending portfolio	$275,768	$260,644	$271,473

Information about the credit quality of the Company's energy lending portfolio as of March 31, 2022 and December 31, 2021 is provided in the table below.

(Dollars in thousands)	March 31, 2022	% of Energy Lending	December 31, 2021	% of Energy Lending
Pass	$271,368	98.4%	$256,186	98.3%
Special mention	1,999.7		1,999.8
Non-accrual	2,401.9		2,459.9
Total	$275,768	100.0%	$260,644	100.0%

Energy lending balances classified as substandard and non-accrual represented 0.9% of total energy lending loan balances at March 31, 2022. The Company saw a small recovery on energy loans during the three months ended March 31, 2022. The Company recorded $10 thousand of recoveries on energy loans for the year ended December 31, 2021.

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.2 billion at March 31, 2022 and December 31, 2021. Additional unfunded commitments at March 31, 2022 totaled $1.8 billion.

Income Taxes
Income tax expense was $31.9 million in the first quarter of 2022, compared to $33.8 million in the fourth quarter of 2021 and $32.1 million in the first quarter of 2021. The Company's effective tax rate, including the effect of non-controlling interest, was 21.3% in the first quarter of 2022, compared to 22.7% in the fourth quarter of 2021 and 19.7% in the first quarter of 2021. The effective tax rate in the first quarter has historically been lower than other quarters due to the recognition of share-based excess tax benefits as a reduction to income tax expense. These benefits result from transactions relating to equity award vesting, most of which occur in the first quarter of each year. The effective tax rate in the first quarter of 2022 increased compared to the effective tax rate in the first quarter of 2021 mainly due to executive compensation limitations on stock-based compensation.

Financial Condition
Balance Sheet
Total assets of the Company were $35.0 billion at March 31, 2022 and $36.7 billion at December 31, 2021. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $34.2 billion at March 31, 2022 and $35.5 billion at December 31, 2021, and consisted of 45% in loans and 46% in investment securities at March 31, 2022.

During the first quarter of 2022, average loans totaled $15.2 billion, an increase of $130.1 million over the prior quarter, and declined $1.1 billion, or 6.8%, from the same quarter last year. Compared to the previous quarter, average balances of business loans grew $132.3 million (includes a decline of $132.0 million in Paycheck Protection Program (PPP) average loan balances). Average business real estate loan balances grew $91.6 million, while construction loan balances declined $93.3 million. Period end loans increased $282.7 million compared to the prior quarter, including PPP loan balances that decreased $75.7 million this quarter and totaled $53.4 million at March 31, 2022. Excluding PPP loans, period end business loans increased $280.7 million. As of March 31, 2022, 97% of PPP loan balances have been forgiven. During the current quarter, the Company sold certain fixed rate personal real estate loans totaling $55.6 million, compared to $119.3 million in the prior quarter.

Total average available for sale debt securities increased $418.0 million over the previous quarter to $14.9 billion, at fair value. The increase in investment securities was mainly the result of growth in asset-backed securities. During the current quarter, purchases of securities totaled $1.8 billion with a weighted average yield of approximately 2.06%. Maturities and pay downs were $806.5 million. At March 31, 2022, the duration of the investment portfolio was 3.6 years, and maturities and pay downs of approximately $3.1 billion are expected to occur during the next 12 months.

Total average deposits increased $501.7 million this quarter compared to the previous quarter. The increase in deposits mostly resulted from growth in interest checking and money market deposits of $1.1 billion, partially offset by declines in demand deposit and certificates of deposit balances of $374.6 million and $255.3 million, respectively. Compared to the previous quarter, total average consumer and wealth deposits grew $290.2 million and $213.6 million, respectively. The average loans to deposits ratio was 51.9% in the current quarter and 52.4% in the prior quarter. The Company’s average borrowings, which include customer repurchase agreements, were $2.7 billion in the first quarter of 2022 and $2.6 billion in the prior quarter.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2022	March 31, 2021	December 31, 2021
Liquid assets:
Available for sale debt securities	$14,780,494	$12,528,203	$14,450,027
Federal funds sold	—	500	2,800
Securities purchased under agreements to resell	1,825,000	850,000	1,625,000
Balances at the Federal Reserve Bank	1,260,813	2,017,128	3,971,217
Total	$17,866,307	$15,395,831	$20,049,044

There were no federal funds sold at March 31, 2022, which are funds lent to the Company's correspondent bank customers with overnight maturities. Resale agreements, maturing through 2024, totaled $1.8 billion at March 31, 2022. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $1.9 billion in fair value at March 31, 2022. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $1.3 billion at March 31, 2022. The fair value of the available for sale debt portfolio was $14.8 billion at March 31, 2022 and included an unrealized net loss of $645.5 million.

Approximately $3.1 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2022	March 31, 2021	December 31, 2021
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$16,260	$39,586	$17,465
FHLB borrowings and letters of credit	2,798	4,874	3,218
Securities sold under agreements to repurchase *	2,575,444	2,170,744	3,475,589
Other deposits and swaps	2,606,141	2,477,132	2,897,576
Total pledged securities	5,200,643	4,692,336	6,393,848
Unpledged and available for pledging	8,426,648	6,490,351	6,913,721
Ineligible for pledging	1,153,203	1,345,516	1,142,458
Total available for sale debt securities, at fair value	$14,780,494	$12,528,203	$14,450,027
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2022, such deposits totaled $28.2 billion and represented 96.1% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $716.3 million at March 31, 2022. These accounts are normally considered more volatile with higher cost and comprised 2.4% of total deposits at March 31, 2022.

(In thousands)	March 31, 2022	March 31, 2021	December 31, 2021
Core deposit base:
Non-interest bearing	$11,428,372	$11,076,556	$11,772,374
Interest checking	3,301,315	2,180,434	3,227,822
Savings and money market	13,450,317	12,391,944	13,370,263
Total	$28,180,004	$25,648,934	$28,370,459

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	March 31, 2022	March 31, 2021	December 31, 2021
Borrowings:
Federal funds purchased	$17,315	$28,490	$43,385
Securities sold under agreements to repurchase	2,300,146	1,909,620	2,979,582
Other debt	9,057	3,791	12,560
Total	$2,326,518	$1,941,901	$3,035,527

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are collateralized by securities in the Company's investment portfolio and are comprised of non-insured customer funds totaling $2.3 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at March 31, 2022.
The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2022.

	March 31, 2022
(In thousands)	FHLB	Federal Reserve	Total
Collateral value established by FHLB and FRB	$1,949,603	$1,011,829	$2,961,432
Letters of credit issued	(199,250)	—	(199,250)
Available for future advances	$1,750,353	$1,011,829	$2,762,182

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $2.7 billion during the first three months of 2022, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $124.5 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $1.5 billion. Activity in the investment securities portfolio used cash of $1.0 billion from purchases (net of sales, maturities and pay downs), securities purchased under agreements to resell used cash of $200.0 million, and increase in the loan portfolio, which used cash of $287.3 million. Financing activities used cash of $1.3 billion, largely resulting from a decrease in federal funds purchased and securities sold under agreements to repurchase of $705.5 million, paired with a decrease in deposits of $511.6 million.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2022 and December 31, 2021, as shown in the following table.

(Dollars in thousands)	March 31, 2022	December 31, 2021	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$23,415,739	$22,483,748
Tier I common risk-based capital	3,259,861	3,225,044
Tier I risk-based capital	3,259,861	3,225,044
Total risk-based capital	3,420,044	3,399,880
Tier I common risk-based capital ratio	13.92%	14.34%	7.00%	6.50%
Tier I risk-based capital ratio	13.92	14.34	8.50	8.00
Total risk-based capital ratio	14.61	15.12	10.50	10.00
Tier I leverage ratio	9.07	9.13	4.00	5.00
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

In the first quarter of 2020, the interim final rule of the Federal Reserve Bank and other U.S. banking agencies became effective, providing banks that adopt CECL (ASU 2016-13) during the 2020 calendar year the option to delay recognizing the estimated impact on regulatory capital until after a two year deferral period, followed by a three year transition period. In connection with the adoption of CECL on January 1, 2020, the Company elected to utilize this option. As a result, the two year deferral period for the Company extends through December 31, 2021. Beginning on January 1, 2022, the Company began to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025.

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the three months ended March 31, 2022, the Company purchased 795,387 shares at an average price of $70.22 in open market purchases and through stock-based compensation transactions. At March 31, 2022, 941,935 shares remained available for purchase under the Board authorization. On April 20, 2022, the share repurchase authorization was increased to 5,000,000 shares.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.265 per share cash dividend on its common stock in the first quarter of 2022, which was a 6.0% increase compared to its 2021 quarterly dividend.

Material Cash Requirements, Commitments, Off-Balance Sheet Arrangements and Contingencies
The Company's material cash requirements include commitments for contractual obligations (both short-term and long-term), commitments to extend credit, and off-balance sheet arrangements. The Company's material cash requirements for the next 12 months are primarily to fund loan growth. Additionally, the Company will utilize cash to fund deposit maturities and withdrawals that may occur in the next 12 months. Other contractual obligations, purchase commitments, lease obligations, and unfunded commitments may require cash payments by the Company, and these are further discussed in the Company's 2021 Annual Report on Form 10-K. There have been no changes in the Company's material cash requirements since December 31, 2021. Further discussion of the Company's longer-term material cash obligations is below.

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2022 totaled $13.0 billion (including $5.0 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $502.1 million and $1.4 million, respectively, at March 31, 2022. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $4.2 million at March 31, 2022. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At March 31, 2022, the liability for unfunded commitments totaled $25.0 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

During the third quarter of 2020, the Company signed a $106.7 million agreement with U.S. Capital Development to develop a 280,000 square foot commercial office building in a two building complex in Clayton, Missouri, which is expected to be completed near the end of 2022. As of March 31, 2022, the Company has made payments totaling $63.3 million. While the Company intends to occupy a portion of the office building for executive offices, a 15 year lease agreement has been signed by an anchor tenant to lease approximately 50% of the office building.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first three months of 2022, purchases and sales of tax credits amounted to $52.1 million and $22.1 million, respectively. Fees from sales of tax credits were $783 thousand for the three months ended March 31, 2022, compared to $1.2 million in the same period last year. At March 31, 2022, the Company expected to fund outstanding purchase commitments of $167.3 million during the remainder of 2022.

The Company's sound equity base, along with its long-term low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations. The Company is not aware of any trends, events, or commitments that are reasonably likely to increase or decrease its liquidity in a material way.

Segment Results
The table below is a summary of segment pre-tax income results for the first three months of 2022 and 2021.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2022
Net interest income	$79,896	$109,530	$18,868	$208,294	$492	$208,786
Provision for credit losses	(4,498)	(82)	(26)	(4,606)	14,464	9,858
Non-interest income	28,354	53,651	53,206	135,211	(3,442)	131,769
Investment securities gains, net	—	—	—	—	7,163	7,163
Non-interest expense	(72,994)	(89,524)	(36,286)	(198,804)	(6,844)	(205,648)
Income before income taxes	$30,758	$73,575	$35,762	$140,095	$11,833	$151,928
Three Months Ended March 31, 2021
Net interest income	$77,939	$110,565	$17,457	$205,961	$(213)	$205,748
Provision for credit losses	(9,901)	(27)	5	(9,923)	16,155	6,232
Non-interest income	38,248	50,728	50,985	139,961	(3,916)	136,045
Investment securities gains, net	—	—	—	—	9,853	9,853
Non-interest expense	(70,369)	(79,281)	(33,043)	(182,693)	(9,880)	(192,573)
Income before income taxes	$35,917	$81,985	$35,404	$153,306	$11,999	$165,305
Increase (decrease) in income before income taxes:
Amount	$(5,159)	$(8,410)	$358	$(13,211)	$(166)	$(13,377)
Percent	(14.4%)	(10.3%)	1.0%	(8.6%)	(1.4%)	(8.1%)
Consumer
For the three months ended March 31, 2022, income before income taxes for the Consumer segment decreased $5.2 million, or 14.4%, compared to the first three months of 2021. The decrease in income before income taxes was mainly due to a decline in non-interest income of $9.9 million, or 25.9%, and higher non-interest expense of $2.6 million, or 3.7%. These decreases to income were partly offset by growth in net interest income of $2.0 million, or 2.5%, and a decrease in the provision for loan losses of $5.4 million, or 54.6%. Net interest income increased due to a $3.7 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, and a $968 thousand decrease in deposit interest expense. These increases were partly offset by a $2.7 million decline in loan interest income. Non-interest income decreased mainly due to a decline of $9.5 million in mortgage banking revenue. Personal deposit account fees also declined from the prior year, while net credit and debit card fees were higher. Non-interest expense increased over the same period in the previous year mainly due to higher full-time salaries expense, marketing expense and allocated support costs for information technology. In addition, impairment expense on mortgage servicing rights (MSR) increased, while MSR amortization expense declined. The provision for credit losses totaled $4.5 million, a $5.4 million decrease from the first three months of 2021, mainly due to lower credit card loan net charge-offs.

Commercial
For the three months ended March 31, 2022, income before income taxes for the Commercial segment decreased $8.4 million, or 10.3%, compared to the same period in the previous year. This decrease was mainly due to an increase in non-interest expense and and a decline in net interest income, partly offset by an increase in non-interest income. Net interest income decreased $1.0 million, or .9%, due to lower loan interest income of $11.3 million and higher interest expense on customer repurchase agreements of $378 thousand, partly offset by a $10.5 million increase in net allocated funding credits. Non-interest income increased $2.9 million, or 5.8%, over the previous year mainly due to growth in net bank card fees (mainly corporate card fees) and deposit account fees (mainly corporate cash management fees). These increases were partly offset by declines in capital market fees and swap fees. Non-interest expense increased $10.2 million, or 12.9%, mainly due to higher salaries and benefits expense, data processing and software expense and allocated support costs for information technology, and lower deferred origination costs. The provision for credit losses increased $55 thousand over the same period last year, mainly due to higher commercial card loan net charge-offs.

Wealth
Wealth segment pre-tax profitability for the three months ended March 31, 2022 increased $358 thousand, or 1.0%, over the same period in the previous year. Net interest income increased $1.4 million, or 8.1%, mainly due to a $1.0 million increase in loan interest income. Non-interest income increased $2.2 million, or 4.4%, over the prior year largely due to higher trust fees (mainly private client trust fees) and brokerage fees, partly offset by lower mortgage banking revenue. Non-interest expense increased $3.2 million, or 9.8%, mainly due to higher salaries and benefits expense. In addition, travel and entertainment expense and marketing expense also increased. The provision for credit losses increased $31 thousand over the same period last year, mainly due to higher net charge-offs on personal real estate loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $166 thousand. This decrease was partly due to higher non-interest expense of $3.0 million, partly offset by higher net interest income of $705 thousand and non-interest income of $474 thousand. Unallocated securities gains were $7.2 million in the first three months of 2022 compared to gains of $9.9 million in 2021. Also, the unallocated provision for credit losses increased $1.7 million, primarily driven by an increase in the liability for unfunded lending commitments and an increase in the provision for credit losses on loans, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans was $15.3 million lower than net charge-offs, as the provision was a benefit in 2022, while the provision was $20.3 million lower than net charge-offs, as the provision was also a benefit in 2021. For the three months ended March 31, 2022, the Company's provision on unfunded lending commitments was expense of $828 thousand.

Impact of Recently Issued Accounting Standards
Reference Rate Reform The FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting", in March 2020, and has been followed by additional clarifying guidance related to derivatives that are modified as a result of reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if they reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Further, the guidance applies to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The expedients and exceptions provided by the new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated for effectiveness after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022. In April 2022, the FASB proposed extending the sunset date under Topic 848 to December 31, 2024. The change is to align the temporary accounting relief guidance with the expected cessation date of LIBOR, which was postponed by administrators earlier this year to June 2023, a year after the current sunset date of ASU 2020-04.

In order to assess the impact of transition and ensure a successful transition process, the Company established a LIBOR Transition Program led by the LIBOR Transition Steering Committee (the Committee), which is an internal, cross-functional team with representatives from all relevant business lines, support functions and legal counsel. A LIBOR impact and risk assessment has been performed, and the Committee has developed and prioritized action items. All financial contracts that reference LIBOR have been identified and LIBOR fallback language has been included in key loan provisions of new and renewed loans in preparation from transition from LIBOR. The Company ceased originating new loans with LIBOR as a reference rate at the end of 2021 and is actively working with customers to modify existing loans that reference LIBOR to a new reference rate. Additionally, changes to the Company's systems have been identified, and the process of installing and testing code was started in the third quarter of 2021. The installation and testing process is expected to be completed in 2022.

Credit Losses The FASB issued ASU 2022-01, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", in March 2022. This ASU eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The guidance is effective January 1, 2023. The Company is evaluating the guidance to determine the impact on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2022 and 2021

	First Quarter 2022			First Quarter 2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,324,172	$38,416	2.93%	$6,532,921	$49,698	3.09%
Real estate — construction and land	1,134,902	10,526	3.76	1,091,969	9,542	3.54
Real estate — business	3,095,068	25,801	3.38	3,022,979	26,244	3.52
Real estate — personal	2,808,980	22,696	3.28	2,826,112	23,698	3.40
Consumer	2,040,200	18,084	3.59	1,947,322	19,304	4.02
Revolving home equity	273,859	2,347	3.48	299,371	2,495	3.38
Consumer credit card	540,844	15,130	11.35	608,747	16,466	10.97
Overdrafts	5,178	—	—	3,546	—	—
Total loans	15,223,203	133,000	3.54	16,332,967	147,447	3.66
Loans held for sale	9,383	150	6.48	35,814	304	3.44
Investment securities:
U.S. government and federal agency obligations	1,103,749	9,317	3.42	725,367	4,542	2.54
Government-sponsored enterprise obligations	51,770	298	2.33	50,801	295	2.36
State and municipal obligations(A)	2,077,600	11,708	2.29	1,958,637	11,883	2.46
Mortgage-backed securities	7,316,609	35,770	1.98	6,998,521	23,999	1.39
Asset-backed securities	3,933,061	10,984	1.13	2,085,491	7,127	1.39
Other debt securities	636,247	3,134	2.00	570,115	3,020	2.15
Trading debt securities(A)	40,686	185	1.84	32,320	86	1.08
Equity securities(A)	9,498	609	26.00	4,321	528	49.56
Other securities(A)	192,311	2,802	5.91	154,030	1,997	5.26
Total investment securities	15,361,531	74,807	1.97	12,579,603	53,477	1.72
Federal funds sold	1,053	1.39		7	—	—
Securities purchased under agreements to resell	1,733,887	5,300	1.24	849,999	11,128	5.31
Interest earning deposits with banks	2,608,029	1,151.18		1,480,331	370.10
Total interest earning assets	34,937,086	214,409	2.49	31,278,721	212,726	2.76
Allowance for credit losses on loans	(149,685)			(220,512)
Unrealized gain (loss) on debt securities	(174,297)			283,511
Cash and due from banks	340,242			354,569
Premises and equipment, net	407,000			401,230
Other assets	557,158			552,306
Total assets	$35,917,504			$32,649,825
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,563,093	178.05		$1,333,177	277.08
Interest checking and money market	14,949,727	1,582.04		12,970,629	1,826.06
Certificates of deposit of less than $100,000	429,852	139.13		516,728	473.37
Certificates of deposit of $100,000 and over	862,232	427.20		1,230,075	1,062.35
Total interest bearing deposits	17,804,904	2,326.05		16,050,609	3,638.09
Borrowings:
Federal funds purchased	$23,356	$7.12		37,034	$5.05
Securities sold under agreements to repurchase	2,712,468	682.10		2,129,038	307.06
Other borrowings	768	1.53		831	2.98
Total borrowings	2,736,592	690.10		2,166,903	314.06
Total interest bearing liabilities	20,541,496	3,016.06%		18,217,512	3,952.09%
Non-interest bearing deposits	11,544,701			10,438,637
Other liabilities	505,644			608,212
Equity	3,325,663			3,385,464
Total liabilities and equity	$35,917,504			$32,649,825
Net interest margin (T/E)		$211,393			$208,774
Net yield on interest earning assets			2.45%			2.71%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest income sensitivity to movement in interest rates. The Company performs monthly simulations that model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2021 Annual Report on Form 10-K.

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

Simulation A	March 31, 2022			December 31, 2021
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$75.3	9.21%	$—	$105.2	14.44%	$—
200 basis points rising	57.5	7.03	—	76.0	10.44	—
100 basis points rising	31.5	3.86	—	39.5	5.42	—

Simulation B	March 31, 2022			December 31, 2021
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$7.6	.94%	$(2,001.8)	$60.8	8.35%	$(1,611.1)
200 basis points rising	14.1	1.73	(1,414.9)	51.8	7.11	(950.7)
100 basis points rising	12.9	1.58	(673.4)	33.5	4.59	(263.6)

Under Simulation A, in the three rising rate scenarios, interest rate risk is less asset sensitive than the previous quarter, which is primarily due to a decrease in interest earning balances at the Federal Reserve coupled with an increase in interest rates. Deposit attrition was removed from the simulation in both the current and previous quarters. The Company did not model a 100 basis point falling scenario due to the already low interest rate environment.

In Simulation B, the assumed levels of deposit attrition were modeled to capture the results of a shrinking balance sheet. Under this Simulation, in the three rising rate scenarios, interest rate risk is less asset sensitive than the previous quarter, also primarily due to a decrease in interest earning balances at the Federal Reserve coupled with an increase in interest rates.

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

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 - 31, 2022	178,380	$68.44	178,380	1,558,942
February 1 - 28, 2022	330,983	$70.81	330,983	1,227,959
March 1 - 31, 2022	286,024	$70.66	286,024	941,935
Total	795,387	$70.22	795,387	941,935

The Company's stock purchases shown above were made under authorizations by the Board of Directors. At March 31, 2022, 941,935 shares remained available for purchase. On April 20, 2022, the share repurchase authorization was increased to 5,000,000 shares.

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: May 5, 2022		Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: May 5, 2022		(Chief Accounting Officer)