Form 10-Q
period 2022-06-30
COMMERCE BANCSHARES INC /MO/
filed 2022-08-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended June 30, 2022

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 3, 2022, the registrant had outstanding 119,882,772 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
ASSETS
Loans	$15,686,627	$15,176,359
Allowance for credit losses on loans	(138,039)	(150,044)
Net loans	15,548,588	15,026,315
Loans held for sale (including $1,036,000 and $5,570,000 of residential mortgage loans carried at fair value at June 30, 2022 and December 31, 2021, respectively)	6,467	8,615
Investment securities:
Available for sale debt, at fair value (amortized cost of $14,783,369,000 and $14,419,133,000 at
June 30, 2022 and December 31, 2021, respectively, and allowance for credit losses of $—
at both June 30, 2022 and December 31, 2021)	13,700,308	14,450,027
Trading debt	34,195	46,235
Equity	8,546	9,202
Other	207,989	194,047
Total investment securities	13,951,038	14,699,511
Federal funds sold	26,000	2,800
Securities purchased under agreements to resell	1,450,000	1,625,000
Interest earning deposits with banks	684,994	3,971,217
Cash and due from banks	355,524	305,539
Premises and equipment – net	397,877	388,738
Goodwill	138,921	138,921
Other intangible assets – net	15,853	15,570
Other assets	860,108	506,862
Total assets	$33,435,370	$36,689,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$11,102,585	$11,772,374
Savings, interest checking and money market	16,063,064	16,598,085
Certificates of deposit of less than $100,000	404,096	435,960
Certificates of deposit of $100,000 and over	601,488	1,006,654
Total deposits	28,171,233	29,813,073
Federal funds purchased and securities sold under agreements to repurchase	2,234,296	3,022,967
Other borrowings	6,025	12,560
Other liabilities	348,503	392,164
Total liabilities	30,760,057	33,240,764
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 140,000,000; issued 122,160,705 shares at June 30, 2022 and December 31, 2021	610,804	610,804
Capital surplus	2,682,161	2,689,894
Retained earnings	262,363	92,493
Treasury stock of 1,881,806 shares at June 30, 2022
and 476,392 shares at December 31, 2021, at cost	(129,588)	(32,973)
Accumulated other comprehensive income	(766,894)	77,080
Total Commerce Bancshares, Inc. stockholders' equity	2,658,846	3,437,298
Non-controlling interest	16,467	11,026
Total equity	2,675,313	3,448,324
Total liabilities and equity	$33,435,370	$36,689,088
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2022	2021	2022	2021
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$142,526	$144,584	$274,601	$290,922
Interest and fees on loans held for sale	161	245	311	549
Interest on investment securities	88,635	55,143	161,740	106,700
Interest on federal funds sold	19	2	20	2
Interest on securities purchased under agreements to resell	4,385	10,416	9,685	21,544
Interest on deposits with banks	2,428	743	3,579	1,113
Total interest income	238,154	211,133	449,936	420,830
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	2,278	1,844	4,038	3,947
Certificates of deposit of less than $100,000	205	327	344	800
Certificates of deposit of $100,000 and over	470	661	897	1,723
Interest on federal funds purchased and securities sold under
agreements to repurchase	2,926	320	3,615	632
Interest on other borrowings	(110)	(1)	(129)	(2)
Total interest expense	5,769	3,151	8,765	7,100
Net interest income	232,385	207,982	441,171	413,730
Provision for credit losses	7,162	(45,655)	(2,696)	(51,887)
Net interest income after credit losses	225,223	253,637	443,867	465,617
NON-INTEREST INCOME
Bank card transaction fees	43,873	42,608	85,918	80,303
Trust fees	46,792	46,257	94,603	90,384
Deposit account charges and other fees	25,564	23,988	47,871	46,563
Capital market fees	3,327	3,327	7,452	8,308
Consumer brokerage services	5,068	4,503	9,514	8,584
Loan fees and sales	3,246	7,446	7,481	17,630
Other	11,557	11,014	18,357	23,416
Total non-interest income	139,427	139,143	271,196	275,188
INVESTMENT SECURITIES GAINS, NET	1,029	16,804	8,192	26,657
NON-INTEREST EXPENSE
Salaries and employee benefits	142,243	130,751	278,196	259,784
Net occupancy	12,503	11,527	24,799	23,548
Equipment	4,734	4,605	9,302	8,958
Supplies and communication	4,361	4,033	9,074	8,158
Data processing and software	27,635	24,954	54,651	50,417
Marketing	5,836	5,680	12,180	10,838
Other	16,193	16,576	30,951	28,996
Total non-interest expense	213,505	198,126	419,153	390,699
Income before income taxes	152,174	211,458	304,102	376,763
Less income taxes	32,021	45,209	63,923	77,285
Net income	120,153	166,249	240,179	299,478
Less non-controlling interest expense	4,359	3,923	6,231	6,180
Net income attributable to Commerce Bancshares, Inc.	$115,794	$162,326	$233,948	$293,298
Net income per common share — basic	$.96	$1.32	$1.93	$2.38
Net income per common share — diluted	$.96	$1.32	$1.93	$2.38
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
	(Unaudited)
Net income	$120,153	$166,249	$240,179	$299,478
Other comprehensive income (loss):
Net unrealized losses on available for sale debt securities	(328,201)	55,725	(835,466)	(102,951)
Pension loss amortization	322	438	645	875
Unrealized losses on cash flow hedge derivatives	(4,615)	(4,525)	(9,153)	(8,911)
Other comprehensive income (loss)	(332,494)	51,638	(843,974)	(110,987)
Comprehensive income (loss)	(212,341)	217,887	(603,795)	188,491
Less non-controlling interest expense	4,359	3,923	6,231	6,180
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$(216,700)	$213,964	$(610,026)	$182,311
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended June 30, 2022 and 2021

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance March 31, 2022	$610,804	$2,678,025	$178,504	$(72,293)	$(434,400)	$12,762	$2,973,402
Net income			115,794			4,359	120,153
Other comprehensive loss					(332,494)		(332,494)
Distributions to non-controlling interest						(654)	(654)
Purchases of treasury stock				(57,350)			(57,350)
Issuance of stock under purchase and equity compensation plans		(55)		55			—
Stock-based compensation		4,191					4,191
Cash dividends paid on common stock ($0.265 per share)			(31,935)				(31,935)
Balance June 30, 2022	$610,804	$2,682,161	$262,363	$(129,588)	$(766,894)	$16,467	$2,675,313
Balance March 31, 2021	$589,352	$2,420,393	$173,173	$(39,080)	$168,752	$4,795	$3,317,385
Net Income			162,326			3,923	166,249
Other comprehensive loss					51,638		51,638
Distributions to non-controlling interest						(508)	(508)
Purchases of treasury stock				(13,964)			(13,964)
Issuance of stock under purchase and equity compensation plans		(26)		26			—
Stock-based compensation		3,790					3,790
Cash dividends paid on common stock ($.250 per share)			(30,760)				(30,760)
Balance June 30, 2021	$589,352	$2,424,157	$304,739	$(53,018)	$220,390	$8,210	$3,493,830
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2022 and 2021

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2021	$610,804	$2,689,894	$92,493	$(32,973)	$77,080	$11,026	$3,448,324
Net income			233,948			6,231	240,179
Other comprehensive loss					(843,974)		(843,974)
Distributions to non-controlling interest						(790)	(790)
Purchases of treasury stock				(113,205)			(113,205)
Issuance of stock under purchase and equity compensation plans		(16,142)		16,590			448
Stock-based compensation		8,409					8,409
Cash dividends on common stock ($.530 per share)			(64,078)				(64,078)
Balance June 30, 2022	$610,804	$2,682,161	$262,363	$(129,588)	$(766,894)	$16,467	$2,675,313
Balance December 31, 2020	$589,352	$2,436,288	$73,000	$(32,970)	$331,377	$2,925	$3,399,972
Net income			293,298			6,180	299,478
Other Comprehensive Loss					(110,987)		(110,987)
Distributions to non-controlling interest						(895)	(895)
Purchases of treasury stock				(39,887)			(39,887)
Issuance of stock under purchase and equity compensation plans		(19,854)		19,839			(15)
Stock-based compensation		7,723					7,723
Cash dividends on common stock ($.500 per share)			(61,559)				(61,559)
Balance June 30, 2021	589,352	2,424,157	304,739	(53,018)	220,390	8,210	3,493,830
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2022	2021
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$240,179	$299,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(2,696)	(51,887)
Provision for depreciation and amortization	23,638	22,525
Amortization of investment security premiums, net	5,946	41,270
Investment securities gains, net (A)	(8,192)	(26,657)
Net gains on sales of loans held for sale	(1,944)	(13,677)
Originations of loans held for sale	(93,439)	(325,714)
Proceeds from sales of loans held for sale	96,282	356,559
Net decrease in trading debt securities, excluding unsettled transactions	870	1,287
Stock-based compensation	8,409	7,723
(Increase) decrease in interest receivable	(11,739)	6,688
Increase (decrease) in interest payable	247	(2,809)
Increase (decrease) in income taxes payable	(1,855)	19,095
Other changes, net	30,464	(6,632)
Net cash provided by operating activities	286,170	327,249
INVESTING ACTIVITIES:
Distributions received from equity-method investment	400	—
Proceeds from sales of investment securities (A)	3,712	10,060
Proceeds from maturities/pay downs of investment securities (A)	1,462,151	1,789,405
Purchases of investment securities (A)	(1,894,221)	(2,707,024)
Net (increase) decrease in loans	(518,899)	678,554
Securities purchased under agreements to resell	(200,000)	(450,000)
Repayments of securities purchased under agreements to resell	375,000	—
Purchases of premises and equipment	(28,985)	(21,944)
Sales of premises and equipment	1,401	4,786
Net cash used in investing activities	(799,441)	(696,163)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(1,302,692)	685,582
Net decrease in certificates of deposit	(437,030)	(98,436)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(788,671)	219,845
Net increase (decrease) in other borrowings	(6,535)	1,392
Purchases of treasury stock	(113,205)	(39,887)
Issuance of stock under equity compensation plans	448	(15)
Cash dividends paid on common stock	(64,078)	(61,559)
Net cash provided by (used in) financing activities	(2,711,763)	706,922
Increase (decrease) in cash, cash equivalents and restricted cash	(3,225,034)	338,008
Cash, cash equivalents and restricted cash at beginning of year	4,296,954	2,208,328
Cash, cash equivalents and restricted cash at June 30	$1,071,920	$2,546,336
Income tax payments, net	$62,588	$55,440
Interest paid on deposits and borrowings	$8,518	$9,909
Loans transferred to foreclosed real estate	$25	$172
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $5.4 million and $20.6 million at June 30, 2022 and 2021, respectively.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2021 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the six month period ended June 30, 2022 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at June 30, 2022 and December 31, 2021 are as follows:

(In thousands)	June 30, 2022	December 31, 2021
Commercial:
Business	$5,441,592	$5,303,535
Real estate – construction and land	1,266,260	1,118,266
Real estate – business	3,215,578	3,058,837
Personal Banking:
Real estate – personal	2,836,835	2,805,401
Consumer	2,089,592	2,032,225
Revolving home equity	271,854	275,945
Consumer credit card	558,102	575,410
Overdrafts	6,814	6,740
Total loans	$15,686,627	$15,176,359

Accrued interest receivable totaled $36.1 million and $25.9 million at June 30, 2022 and December 31, 2021, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended June 30, 2022, the Company wrote-off accrued interest by reversing interest income of $26 thousand and $762 thousand in the Commercial and Personal Banking portfolios, respectively. Similarly, for the six months ended June 30, 2022, the Company wrote-off accrued interest of $55 thousand and $1.7 million in the Commercial and Personal Banking portfolios, respectively.

At June 30, 2022, loans of $3.1 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at June 30, 2022 and March 31, 2022 are discussed below.

Key Assumption	June 30, 2022	March 31, 2022

Overall economic forecast
•Positive economic momentum faced with continued COVID challenges, supply constraints and high inflation
•Continued monetary policy tightening to rein in inflation
•Uncertainties related to supply chain issues and the timing and likelihood of a recession

•Improving health situation supports positive economic momentum in the short term
•Projects significant monetary policy tightening to rein in inflation
•Projects continued high inflation
•Uncertainties related to supply chain issues

Reasonable and supportable period and related reversion period	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method
Forecasted macro-economic variables	•Unemployment rate ranging from 3.5% to 3.7% during the supportable forecast period •Real GDP growth ranging from 1.5% to 2.7% •Prime rate from 4.9% to 6.2%	•Unemployment rate ranging from 3.6% to 3.4% during the supportable forecast period •Real GDP growth ranging from 2.6% to 3.7% •Prime rate from 4.0% to 5.2%
Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 28.5% to 16.5% for most loan pools •67.0% for consumer credit cards	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 28.3% to 16.5% for most loan pools •66.0% for consumer credit cards
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

The current forecast projects a continued positive economic momentum faced with pandemic complications, high inflation, supply chain constraints, and uncertainty related to the Russian invasion of Ukraine. The geopolitical environment, trends in health conditions and impacted supply constraints could significantly modify economic projections used in the estimation of the allowance for credit losses and liability for unfunded lending commitments.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the six months ended June 30, 2022 and 2021, respectively, follows:

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$94,827	$39,883	$134,710	$97,776	$52,268	$150,044
Provision for credit losses on loans	4,716	2,571	7,287	1,837	(5,236)	(3,399)
Deductions:
Loans charged off	207	6,533	6,740	384	13,818	14,202
Less recoveries on loans	189	2,593	2,782	296	5,300	5,596
Net loan charge-offs (recoveries)	18	3,940	3,958	88	8,518	8,606
Balance June 30, 2022	$99,525	$38,514	$138,039	$99,525	$38,514	$138,039
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,780	$1,252	$25,032	$23,271	$933	$24,204
Provision for credit losses on unfunded lending commitments	(163)	38	(125)	346	357	703
Balance June 30, 2022	$23,617	$1,290	$24,907	$23,617	$1,290	$24,907
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$123,142	$39,804	$162,946	$123,142	$39,804	$162,946

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$119,623	$80,904	$200,527	$121,549	$99,285	$220,834
Provision for credit losses on loans	(26,579)	(854)	(27,433)	(28,488)	(9,300)	(37,788)
Deductions:
Loans charged off	270	8,598	8,868	502	21,307	21,809
Less recoveries on loans	5,264	2,905	8,169	5,479	5,679	11,158
Net loan charge-offs	(4,994)	5,693	699	(4,977)	15,628	10,651
Balance June 30, 2021	$98,038	$74,357	$172,395	$98,038	$74,357	$172,395
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$41,513	$917	$42,430	$37,259	$1,048	$38,307
Provision for credit losses on unfunded lending commitments	(18,163)	(59)	(18,222)	(13,909)	(190)	(14,099)
Balance June 30, 2021	$23,350	$858	$24,208	$23,350	$858	$24,208
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$121,388	$75,215	$196,603	$121,388	$75,215	$196,603

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2022 and December 31, 2021.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2022
Commercial:
Business	$5,432,582	$2,278	$418	$6,314	$5,441,592
Real estate – construction and land	1,266,203	57	—	—	1,266,260
Real estate – business	3,212,739	2,313	359	167	3,215,578
Personal Banking:
Real estate – personal	2,821,955	9,762	3,682	1,436	2,836,835
Consumer	2,069,092	18,001	2,499	—	2,089,592
Revolving home equity	270,572	464	818	—	271,854
Consumer credit card	549,589	4,385	4,128	—	558,102
Overdrafts	6,305	504	5	—	6,814
Total	$15,629,037	$37,764	$11,909	$7,917	$15,686,627
December 31, 2021
Commercial:
Business	$5,292,125	$3,621	$477	$7,312	$5,303,535
Real estate – construction and land	1,117,434	832	—	—	1,118,266
Real estate – business	3,058,566	57	—	214	3,058,837
Personal Banking:
Real estate – personal	2,796,662	4,125	2,983	1,631	2,805,401
Consumer	2,005,556	24,458	2,211	—	2,032,225
Revolving home equity	274,372	772	801	—	275,945
Consumer credit card	565,335	4,821	5,254	—	575,410
Overdrafts	6,425	315	—	—	6,740
Total	$15,116,475	$39,001	$11,726	$9,157	$15,176,359

At June 30, 2022, the Company had $4.5 million in non-accrual business loans that had no allowance for credit loss. At December 31, 2021, the Company had $5.3 million in non-accrual business loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the three and six months ended June 30, 2022 and 2021, respectively.

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

The risk category of loans in the Commercial portfolio as of June 30, 2022 and December 31, 2021 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2022
Business
Risk Rating:
Pass	$668,983	$1,026,985	$562,836	$456,621	$206,448	$337,860	$2,129,662	$5,389,395
Special mention	2,202	648	232	972	74	7,336	2,043	13,507
Substandard	2,298	880	1,028	4,249	4,077	10,352	9,492	32,376
Non-accrual	267	82	—	4	1,433	4,528	—	6,314
Total Business:	$673,750	$1,028,595	$564,096	$461,846	$212,032	$360,076	$2,141,197	$5,441,592
Real estate-construction
Risk Rating:
Pass	$329,256	$606,428	$190,785	$58,550	$536	$2,278	$18,310	$1,206,143
Special mention	—	—	—	—	967	—	—	967
Substandard	—	19,487	11,580	—	14,908	13,175	—	59,150
Total Real estate-construction:	$329,256	$625,915	$202,365	$58,550	$16,411	$15,453	$18,310	$1,266,260
Real estate-business
Risk Rating:
Pass	$587,973	$686,505	$596,190	$485,665	$184,182	$341,348	$86,789	$2,968,652
Special mention	—	3,492	646	8,891	4,970	2,079	—	20,078
Substandard	1,534	31,028	61,741	12,844	33,504	85,069	961	226,681
Non-accrual	—	—	—	—	157	10	—	167
Total Real estate-business:	$589,507	$721,025	$658,577	$507,400	$222,813	$428,506	$87,750	$3,215,578
Commercial loans
Risk Rating:
Pass	$1,586,212	$2,319,918	$1,349,811	$1,000,836	$391,166	$681,486	$2,234,761	$9,564,190
Special mention	2,202	4,140	878	9,863	6,011	9,415	2,043	34,552
Substandard	3,832	51,395	74,349	17,093	52,489	108,596	10,453	318,207
Non-accrual	267	82	—	4	1,590	4,538	—	6,481
Total Commercial loans:	$1,592,513	$2,375,535	$1,425,038	$1,027,796	$451,256	$804,035	$2,247,257	$9,923,430

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2021
Business
Risk Rating:
Pass	$1,473,869	$704,157	$554,759	$248,739	$159,238	$270,454	$1,795,073	$5,206,289
Special mention	1,785	126	17,576	12,050	1,490	3,232	16,545	52,804
Substandard	836	1,191	8,855	4,936	1	10,775	10,536	37,130
Non-accrual	430	—	1	1,549	—	5,332	—	7,312
Total Business:	$1,476,920	$705,474	$581,191	$267,274	$160,729	$289,793	$1,822,154	$5,303,535
Real estate-construction
Risk Rating:
Pass	$598,734	$346,507	$66,985	$2,110	$2,655	$2,252	$13,230	$1,032,473
Special mention	44,649	—	—	985	—	—	—	45,634
Substandard	485	11,620	—	14,896	13,158	—	—	40,159
Total Real estate-construction:	$643,868	$358,127	$66,985	$17,991	$15,813	$2,252	$13,230	$1,118,266
Real estate- business
Risk Rating:
Pass	$775,561	$712,173	$551,697	$230,138	$170,888	$254,489	$76,641	$2,771,587
Special mention	4,011	30,322	10,500	37,576	2,068	2,103	1	86,581
Substandard	17,079	62,939	12,930	2,326	58,934	45,265	982	200,455
Non-accrual	—	—	—	189	—	25	—	214
Total Real-estate business:	$796,651	$805,434	$575,127	$270,229	$231,890	$301,882	$77,624	$3,058,837
Commercial loans
Risk Rating:
Pass	$2,848,164	$1,762,837	$1,173,441	$480,987	$332,781	$527,195	$1,884,944	$9,010,349
Special mention	50,445	30,448	28,076	50,611	3,558	5,335	16,546	185,019
Substandard	18,400	75,750	21,785	22,158	72,093	56,040	11,518	277,744
Non-accrual	430	—	1	1,738	—	5,357	—	7,526
Total Commercial loans:	$2,917,439	$1,869,035	$1,223,303	$555,494	$408,432	$593,927	$1,913,008	$9,480,638

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of June 30, 2022 and December 31, 2021 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2022
Real estate-personal
Current to 90 days past due	$287,827	$635,806	$824,919	$310,349	$143,554	$618,438	$10,824	$2,831,717
Over 90 days past due	—	349	1,258	127	140	1,808	—	3,682
Non-accrual	—	—	—	174	106	1,156	—	1,436
Total Real estate-personal:	$287,827	$636,155	$826,177	$310,650	$143,800	$621,402	$10,824	$2,836,835
Consumer
Current to 90 days past due	$315,284	$454,310	$275,200	$142,639	$54,300	$84,426	$760,934	$2,087,093
Over 90 days past due	26	403	158	183	352	373	1,004	2,499
Total Consumer:	$315,310	$454,713	$275,358	$142,822	$54,652	$84,799	$761,938	$2,089,592
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$271,036	$271,036
Over 90 days past due	—	—	—	—	—	—	818	818
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$271,854	$271,854
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$553,974	$553,974
Over 90 days past due	—	—	—	—	—	—	4,128	4,128
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$558,102	$558,102
Overdrafts
Current to 90 days past due	$6,809	$—	$—	$—	$—	$—	$—	$6,809
Over 90 days past due	5	—	—	—	—	—	—	5
Total Overdrafts:	$6,814	$—	$—	$—	$—	$—	$—	$6,814
Personal banking loans
Current to 90 days past due	$609,920	$1,090,116	$1,100,119	$452,988	$197,854	$702,864	$1,596,768	$5,750,629
Over 90 days past due	31	752	1,416	310	492	2,181	5,950	11,132
Non-accrual	—	—	—	174	106	1,156	—	1,436
Total Personal banking loans:	$609,951	$1,090,868	$1,101,535	$453,472	$198,452	$706,201	$1,602,718	$5,763,197

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2021
Real estate-personal
Current to 90 days past due	$690,058	$888,631	$354,292	$157,485	$149,391	$551,460	$9,470	$2,800,787
Over 90 days past due	133	1,150	298	124	97	1,181	—	2,983
Non-accrual	115	—	251	109	—	1,156	—	1,631
Total Real estate-personal:	$690,306	$889,781	$354,841	$157,718	$149,488	$553,797	$9,470	$2,805,401
Consumer
Current to 90 days past due	$571,455	$348,774	$192,076	$79,887	$47,401	$78,088	$712,333	$2,030,014
Over 90 days past due	283	335	257	250	74	351	661	2,211
Total Consumer:	$571,738	$349,109	$192,333	$80,137	$47,475	$78,439	$712,994	$2,032,225
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$275,144	$275,144
Over 90 days past due	—	—	—	—	—	—	801	801
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$275,945	$275,945
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$570,156	$570,156
Over 90 days past due	—	—	—	—	—	—	5,254	5,254
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$575,410	$575,410
Overdrafts
Current to 90 days past due	$6,740	$—	$—	$—	$—	$—	$—	$6,740
Total Overdrafts:	$6,740	$—	$—	$—	$—	$—	$—	$6,740
Personal banking loans
Current to 90 days past due	$1,268,253	$1,237,405	$546,368	$237,372	$196,792	$629,548	$1,567,103	$5,682,841
Over 90 days past due	416	1,485	555	374	171	1,532	6,716	11,249
Non-accrual	115	—	251	109	—	1,156	—	1,631
Total Personal banking loans:	$1,268,784	$1,238,890	$547,174	$237,855	$196,963	$632,236	$1,573,819	$5,695,721

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2022 and December 31, 2021.

(In thousands)	Business Assets	Oil & Gas Assets	Total
June 30, 2022
Commercial:
Business	$1,465	$2,194	$3,659
Total	$1,465	$2,194	$3,659
December 31, 2021
Commercial:
Business	$1,604	$2,459	$4,063
Total	$1,604	$2,459	$4,063

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $186.0 million at June 30, 2022 and $185.6 million at December 31, 2021. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $186.6 million at June 30, 2022 and $186.6 million at December 31, 2021. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2022 and December 31, 2021 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2022
FICO score:
Under 600	1.2%	1.7%	1.5%	3.3%
600 - 659	2.6	4.0	2.5	11.3
660 - 719	7.9	13.5	8.6	29.5
720 - 779	23.4	24.1	22.2	28.1
780 and over	64.9	56.7	65.2	27.8
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2021
FICO score:
Under 600	1.0%	1.9%	0.9%	3.4%
600 - 659	2.4	3.9	2.6	11.3
660 - 719	7.4	13.8	9.4	29.9
720 - 779	25.2	25.3	20.4	28.2
780 and over	64.0	55.1	66.7	27.2
Total	100.0%	100.0%	100.0%	100.0%

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

(In thousands)	June 30, 2022	December 31, 2021
Accruing restructured loans:
Commercial	$126,456	$46,867
Assistance programs	5,571	6,146
Other consumer	4,347	4,787
Non-accrual loans	6,006	7,087
Total troubled debt restructurings	$142,380	$64,887
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

The table below shows the balance of troubled debt restructurings by loan classification at June 30, 2022, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2022	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$15,955	$—
Real estate - construction and land	10,100	—
Real estate - business	105,350	—
Personal Banking:
Real estate - personal	2,964	661
Consumer	20	—
Revolving home equity	2,499	267
Consumer credit card	5,492	387
Total troubled debt restructurings	$142,380	$1,315

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. However, the effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $673 thousand on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

The Company had commitments of $15.2 million at June 30, 2022 to lend additional funds to borrowers with restructured loans. Additionally, the Company had commitments at June 30, 2022 of $24.0 million related to letters of credit with an internal risk rating below substandard.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation

(FHLMC) and Federal National Mortgage Association (FNMA). At June 30, 2022, the fair value of these loans was $1.0 million, and the unpaid principal balance was $1.0 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at June 30, 2022 totaled $5.4 million.

At June 30, 2022, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $296 thousand and $115 thousand at June 30, 2022 and December 31, 2021, respectively. Personal property acquired in repossession, generally autos, totaled $1.1 million at both June 30, 2022 and December 31, 2021. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at June 30, 2022 and December 31, 2021.

(In thousands)	June 30, 2022	December 31, 2021
Available for sale debt securities	$13,700,308	$14,450,027
Trading debt securities	34,195	46,235
Equity securities:
Readily determinable fair value	6,130	7,153
No readily determinable fair value	2,416	2,049
Other:
Federal Reserve Bank stock	34,621	34,379
Federal Home Loan Bank stock	10,163	10,428
Equity method investments	1,434	1,834
Private equity investments	161,771	147,406
Total investment securities (1)	$13,951,038	$14,699,511
(1)Accrued interest receivable totaled $41.5 million and $39.5 million at June 30, 2022 and December 31, 2021, respectively, and was included within other assets on the consolidated balance sheets.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. This portfolio includes the Company's holdings of Visa Class B shares, which have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the six months ended June 30, 2022, the Company did not record any impairment or other adjustments to the carrying amount of its portfolio of equity securities with no readily determinable fair value.

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

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in other comprehensive income (OCI). A summary of the available for sale debt securities by maturity groupings as of June 30, 2022 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$207,783	$208,605
After 1 but within 5 years	731,507	718,407
After 5 but within 10 years	186,246	182,116
Total U.S. government and federal agency obligations	1,125,536	1,109,128
Government-sponsored enterprise obligations:
After 5 but within 10 years	5,000	4,922
After 10 years	50,758	42,186
Total government-sponsored enterprise obligations	55,758	47,108
State and municipal obligations:
Within 1 year	190,263	190,534
After 1 but within 5 years	731,959	719,545
After 5 but within 10 years	879,897	787,103
After 10 years	299,193	255,616
Total state and municipal obligations	2,101,312	1,952,798
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,464,292	4,923,683
Non-agency mortgage-backed securities	1,480,969	1,329,114
Asset-backed securities	3,959,409	3,794,487
Total mortgage and asset-backed securities	10,904,670	10,047,284
Other debt securities:
Within 1 year	64,757	64,704
After 1 but within 5 years	250,670	238,482
After 5 but within 10 years	271,406	232,905
After 10 years	9,260	7,899
Total other debt securities	596,093	543,990
Total available for sale debt securities	$14,783,369	$13,700,308

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $383.7 million, at fair value, at June 30, 2022. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

Allowance for credit losses on available for sale debt securities
The Company’s model for establishing its allowance for credit losses uses cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Securities for which fair value is less than amortized cost are reviewed for impairment. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Credit impairment is determined using input factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. At June 30, 2022, the fair value of securities on this watch list was $106.4 million compared to $13.4 million at December 31, 2021.

Significant inputs to the cash flow model used at June 30, 2022 to quantify credit losses were primarily credit support agreements, as the securities on the Company's watch list at June 30, 2022 were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of June 30, 2022, the Company did not identify any securities for which a credit loss exists, and for the six months ended June 30, 2022 and 2021, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at June 30, 2022 and December 31, 2021. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. Additionally, management does not intend to sell the securities, and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
U.S. government and federal agency obligations	$609,636	$20,883	$—	$—	$609,636	$20,883
Government-sponsored enterprise obligations	32,362	3,577	14,746	5,073	47,108	8,650
State and municipal obligations	1,239,029	127,348	137,304	24,739	1,376,333	152,087
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,727,959	351,355	1,162,478	190,021	4,890,437	541,376
Non-agency mortgage-backed securities	1,295,069	148,483	26,541	3,469	1,321,610	151,952
Asset-backed securities	3,416,797	152,152	247,462	12,906	3,664,259	165,058
Total mortgage and asset-backed securities	8,439,825	651,990	1,436,481	206,396	9,876,306	858,386
Other debt securities	390,367	28,962	141,592	23,154	531,959	52,116
Total	$10,711,219	$832,760	$1,730,123	$259,362	$12,441,342	$1,092,122
December 31, 2021
U.S. government and federal agency obligations	$296,492	$2,241	$—	$—	$296,492	$2,241
Government-sponsored enterprise obligations	—	—	18,899	919	18,899	919
State and municipal obligations	876,691	15,874	32,684	1,049	909,375	16,923
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,333,691	59,044	265,835	8,720	3,599,526	67,764
Non-agency mortgage-backed securities	1,285,611	17,222	1,948	19	1,287,559	17,241
Asset-backed securities	2,518,935	19,201	87,893	525	2,606,828	19,726
Total mortgage and asset-backed securities	7,138,237	95,467	355,676	9,264	7,493,913	104,731
Other debt securities	270,409	5,098	58,574	3,017	328,983	8,115
Total	$8,581,829	$118,680	$465,833	$14,249	$9,047,662	$132,929

The entire available for sale debt portfolio included $12.4 billion of securities that were in a loss position at June 30, 2022, compared to $9.0 billion at December 31, 2021.  The total amount of unrealized loss on these securities was $1.1 billion at June 30, 2022, an increase of $959.2 million compared to the unrealized loss at December 31, 2021.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at June 30, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2022
U.S. government and federal agency obligations	$1,125,536	$4,475	$(20,883)	$—	$1,109,128
Government-sponsored enterprise obligations	55,758	—	(8,650)	—	47,108
State and municipal obligations	2,101,312	3,573	(152,087)	—	1,952,798
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,464,292	767	(541,376)	—	4,923,683
Non-agency mortgage-backed securities	1,480,969	97	(151,952)	—	1,329,114
Asset-backed securities	3,959,409	136	(165,058)	—	3,794,487
Total mortgage and asset-backed securities	10,904,670	1,000	(858,386)	—	10,047,284
Other debt securities	596,093	13	(52,116)	—	543,990
Total	$14,783,369	$9,061	$(1,092,122)	$—	$13,700,308
December 31, 2021
U.S. government and federal agency obligations	$1,035,477	$47,484	$(2,241)	$—	$1,080,720
Government-sponsored enterprise obligations	50,773	1,901	(919)	—	51,755
State and municipal obligations	2,072,210	41,540	(16,923)	—	2,096,827
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,698,088	52,676	(67,764)	—	5,683,000
Non-agency mortgage-backed securities	1,383,037	681	(17,241)	—	1,366,477
Asset-backed securities	3,546,024	12,921	(19,726)	—	3,539,219
Total mortgage and asset-backed securities	10,627,149	66,278	(104,731)	—	10,588,696
Other debt securities	633,524	6,620	(8,115)	—	632,029
Total	$14,419,133	$163,823	$(132,929)	$—	$14,450,027

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2022	2021
Proceeds from sales of securities:
Available for sale debt securities	$51,948	$—
Other investments	3,805	10,060
Total proceeds	$55,753	$10,060

Investment securities gains (losses), net:
Available for sale debt securities:
Losses realized on sales	$(9,582)	$—
Equity securities:
Fair value adjustments, net	(1,023)	15
Other:
Gains realized on sales	27	1,611
Losses realized on sales	(4,313)	—
Fair value adjustments, net	23,083	25,031
Total investment securities gains, net	$8,192	$26,657

Net gains on investment securities for the six months ended June 30, 2022 were mainly comprised of losses of $9.6 million on sales of available for sale securities, net losses of $4.3 million on sales of private equity investments, and net losses in fair value of $1.0 million on equity investments, offset by net gains in fair value of $23.1 million on private equity investments, due to fair value adjustments.

At June 30, 2022, securities totaling $5.3 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $6.4 billion at December 31, 2021. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $209.9 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2022				December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(30,424)	$—	$846	$31,270	$(30,266)	$—	$1,004
Mortgage servicing rights	21,959	(10,552)	—	11,407	20,870	(9,600)	(304)	10,966
Total	$53,229	$(40,976)	$—	$12,253	$52,140	$(39,866)	$(304)	$11,970

Aggregate amortization expense on intangible assets was $501 thousand and $745 thousand for the three month periods ended June 30, 2022 and 2021, respectively, and $1.1 million and $1.7 million for the six month periods ended June 30, 2022 and 2021, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2022. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2022	$1,885
2023	1,431
2024	1,272
2025	1,119
2026	974

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2022 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2022	$138,921	$3,600	$1,004	$10,966
Originations, net of disposals	—	—	—	1,089
Amortization	—	—	(158)	(952)
Impairment recovery	—	—	—	304
Balance June 30, 2022	$138,921	$3,600	$846	$11,407

Goodwill allocated to the Company’s operating segments at June 30, 2022 and December 31, 2021 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2022, that net liability was $4.0 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $504.0 million at June 30, 2022.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2022, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 15 years. At June 30, 2022, the fair value of the Company's guarantee liabilities for RPAs was $162 thousand, and the notional amount of the underlying swaps was $366.2 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 3 months to 5 years.

The following table provides the components of lease income.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
Direct financing and sales-type leases	$5,114	$5,795	$10,361	$11,916
Operating leases(a)	2,158	1,930	4,342	4,004
Total lease income	$7,272	$7,725	$14,703	$15,920
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for the three month periods ended June 30, 2022 and 2021, and $38 thousand for the six months ended June 30, 2022 and 2021.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
Service cost - benefits earned during the period	$131	$94	$263	$189
Interest cost on projected benefit obligation	665	556	1,330	1,112
Expected return on plan assets	(1,125)	(1,124)	(2,251)	(2,248)
Amortization of prior service cost	(67)	(68)	(135)	(136)
Amortization of unrecognized net loss	497	651	995	1,302
Net periodic pension cost	$101	$109	$202	$219

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first six months of 2022, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2022	2021	2022	2021
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$115,794	$162,326	$233,948	$293,298
Less income allocated to nonvested restricted stock	1,052	1,478	2,122	2,678
Net income allocated to common stock	$114,742	$160,848	$231,826	$290,620
Weighted average common shares outstanding	119,655	121,971	119,988	122,022
Basic income per common share	$.96	$1.32	$1.93	$2.38
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$115,794	$162,326	$233,948	$293,298
Less income allocated to nonvested restricted stock	1,050	1,475	2,118	2,673
Net income allocated to common stock	$114,744	$160,851	$231,830	$290,625
Weighted average common shares outstanding	119,655	121,971	119,988	122,022
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	265	302	278	315
Weighted average diluted common shares outstanding	119,920	122,273	120,266	122,337
Diluted income per common share	$.96	$1.32	$1.93	$2.38

Unexercised stock appreciation rights of 168 thousand and 76 thousand for the three month periods ended June 30, 2022 and 2021, respectively, and 144 thousand and 53 thousand for the six month periods ended June 30, 2022 and 2021, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2022	$23,174	$(20,668)	$74,574	$77,080
Other comprehensive loss before reclassifications to current earnings	(1,123,536)	—	—	(1,123,536)
Amounts reclassified to current earnings from accumulated other comprehensive income	9,582	860	(12,204)	(1,762)
Current period other comprehensive income (loss), before tax	(1,113,954)	860	(12,204)	(1,125,298)
Income tax (expense) benefit	278,488	(215)	3,051	281,324
Current period other comprehensive income (loss), net of tax	(835,466)	645	(9,153)	(843,974)
Balance June 30, 2022	$(812,292)	$(20,023)	$65,421	$(766,894)
Balance January 1, 2021	$263,801	$(25,118)	$92,694	$331,377
Other comprehensive loss before reclassifications to current earnings	(137,270)	—	—	(137,270)
Amounts reclassified to current earnings from accumulated other comprehensive income	—	1,166	(11,881)	(10,715)
Current period other comprehensive income (loss), before tax	(137,270)	1,166	(11,881)	(147,985)
Income tax (expense) benefit	34,319	(291)	2,970	36,998
Current period other comprehensive income (loss), net of tax	(102,951)	875	(8,911)	(110,987)
Balance June 30, 2021	$160,850	$(24,243)	$83,783	$220,390
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2022
Net interest income	$83,633	$109,646	$19,226	$212,505	$19,880	$232,385
Provision for credit losses	(3,924)	(63)	23	(3,964)	(3,198)	(7,162)
Non-interest income	30,924	56,815	53,983	141,722	(2,295)	139,427
Investment securities gains, net	—	—	—	—	1,029	1,029
Non-interest expense	(75,406)	(91,328)	(36,487)	(203,221)	(10,284)	(213,505)
Income before income taxes	$35,227	$75,070	$36,745	$147,042	$5,132	$152,174
Six Months Ended June 30, 2022
Net interest income	$163,529	$219,176	$38,094	$420,799	$20,372	$441,171
Provision for credit losses	(8,422)	(145)	(3)	(8,570)	11,266	2,696
Non-interest income	59,278	110,466	107,189	276,933	(5,737)	271,196
Investment securities gains, net	—	—	—	—	8,192	8,192
Non-interest expense	(148,400)	(180,852)	(72,773)	(402,025)	(17,128)	(419,153)
Income before income taxes	$65,985	$148,645	$72,507	$287,137	$16,965	$304,102
Three Months Ended June 30, 2021
Net interest income	$80,807	$114,185	$17,654	$212,646	$(4,664)	$207,982
Provision for loan losses	(5,664)	4,952	(4)	(716)	46,371	45,655
Non-interest income	36,905	52,259	52,505	141,669	(2,526)	139,143
Investment securities gains, net	—	—	—	—	16,804	16,804
Non-interest expense	(73,915)	(82,619)	(34,049)	(190,583)	(7,543)	(198,126)
Income before income taxes	$38,133	$88,777	$36,106	$163,016	$48,442	$211,458
Six Months Ended June 30, 2021
Net interest income	$158,746	$224,750	$35,111	$418,607	$(4,877)	$413,730
Provision for credit losses	(15,565)	4,925	1	(10,639)	62,526	51,887
Non-interest income	75,153	102,987	103,490	281,630	(6,442)	275,188
Investment securities gains, net	—	—	—	—	26,657	26,657
Non-interest expense	(144,284)	(161,900)	(67,092)	(373,276)	(17,423)	(390,699)
Income before income taxes	$74,050	$170,762	$71,510	$316,322	$60,441	$376,763

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At June 30, 2022, the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	June 30, 2022	December 31, 2021
Interest rate swaps	$2,091,114	$2,229,419
Interest rate caps	221,293	152,058
Credit risk participation agreements	526,651	485,633
Foreign exchange contracts	2,539	5,119
Mortgage loan commitments	8,352	21,787
Mortgage loan forward sale contracts	—	1,165
Forward TBA contracts	7,500	21,000
Total notional amount	$2,857,449	$2,916,181

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

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of June 30, 2022, the total realized gains on the monetized cash flow hedges remaining in AOCI was $87.2 million (pre-tax), which will be reclassified into interest income over the next 4.5 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at June 30, 2022 that is expected to be reclassified into income within the next 12 months is $24.2 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at June 30, 2022 in the table below, the positive fair values of cleared swaps were reduced by $16.3 million and the negative fair values of cleared swaps were reduced by $929 thousand. At December 31, 2021, positive fair values of cleared swaps were reduced by $587 thousand and the negative fair values of cleared swaps were reduced by $29.7 million.

	Asset Derivatives		Liability Derivatives
	June 30, 2022	Dec. 31, 2021	June 30, 2022	Dec. 31, 2021
(In thousands)	Fair Value		Fair Value
Derivative instruments:
Interest rate swaps	$10,484	$40,752	$(25,879)	$(11,606)
Interest rate caps	1,550	147	(1,550)	(147)
Credit risk participation agreements	86	84	(162)	(277)
Foreign exchange contracts	37	77	(5)	(45)
Mortgage loan commitments	230	764	—	—
Mortgage loan forward sale contracts	—	5	—	(1)
Forward TBA contracts	17	13	(3)	(25)
Total	$12,404	$41,842	$(27,599)	$(12,101)

The pre-tax effects of derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended June 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$(6,154)	$(7,687)	$1,533
Total	$—	$—	$—	Total	$(6,154)	$(7,687)	$1,533
For the Six Months Ended June 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$(12,204)	$(15,253)	$3,049
Total	$—	$—	$—	Total	$(12,204)	$(15,253)	$3,049
For the Three Months Ended June 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$(6,033)	$(7,566)	$1,533
Total	$—	$—	$—	Total	$(6,033)	$(7,566)	$1,533
For the Six Months Ended June 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$(11,881)	$(14,930)	$3,049
Total	$—	$—	$—	Total	$(11,881)	$(14,930)	$3,049

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2022	2021	2022	2021
Derivative instruments:
Interest rate swaps	Other non-interest income	$870	$875	$1,682	$1,950
Interest rate caps	Other non-interest income	—	—	16	15
Credit risk participation agreements	Other non-interest income	(82)	(385)	(92)	(20)
Foreign exchange contracts	Other non-interest income	14	(12)	—	84
Mortgage loan commitments	Loan fees and sales	(49)	(35)	(534)	(1,407)
Mortgage loan forward sale contracts	Loan fees and sales	(4)	(11)	(4)	28
Forward TBA contracts	Loan fees and sales	423	(1,046)	1,666	1,860
Total		$1,172	$(614)	$2,734	$2,510

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
June 30, 2022
Assets:
Derivatives subject to master netting agreements	$12,112	$—	$12,112	$(809)	$(8,770)	$2,533
Derivatives not subject to master netting agreements	292	—	292
Total derivatives	$12,404	$—	$12,404
Liabilities:
Derivatives subject to master netting agreements	$27,490	$—	$27,490	$(809)	$—	$26,681
Derivatives not subject to master netting agreements	109	—	109
Total derivatives	$27,599	$—	$27,599
December 31, 2021
Assets:
Derivatives subject to master netting agreements	$40,970	$—	$40,970	$(347)	$—	$40,623
Derivatives not subject to master netting agreements	872	—	872
Total derivatives	$41,842	$—	$41,842
Liabilities:
Derivatives subject to master netting agreements	$12,019	$—	$12,019	$(347)	$(10,146)	$1,526
Derivatives not subject to master netting agreements	82	—	82
Total derivatives	$12,101	$—	$12,101

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at June 30, 2022 and $400.0 million at December 31, 2021.

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
June 30, 2022
Total resale agreements, subject to master netting arrangements	$1,650,000	$(200,000)	$1,450,000	$—	$(1,450,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,426,546	(200,000)	2,226,546	—	(2,226,546)	—
December 31, 2021
Total resale agreements, subject to master netting arrangements	$2,025,000	$(400,000)	$1,625,000	$—	$(1,625,000)	$—
Total repurchase agreements, subject to master netting arrangements	3,379,582	(400,000)	2,979,582	—	(2,979,582)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2022 and December 31, 2021, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2022
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$461,775	$22,960	$9,661	$494,396
Agency mortgage-backed securities	1,393,803	—	200,100	1,593,903
Non-agency mortgage-backed securities	46,675	—	—	46,675
Asset-backed securities	279,591	—	—	279,591
Other debt securities	11,981	—	—	11,981
Total repurchase agreements, gross amount recognized	$2,193,825	$22,960	$209,761	$2,426,546
December 31, 2021
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$600,866	$33,373	$9,259	$643,498
Agency mortgage-backed securities	1,844,652	3,908	400,250	2,248,810
Non-agency mortgage-backed securities	32,299	—	—	32,299
Asset-backed securities	422,525	—	—	422,525
Other debt securities	32,450	—	—	32,450
Total repurchase agreements, gross amount recognized	$2,932,792	$37,281	$409,509	$3,379,582

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $4.2 million and $3.8 million in the three months ended June 30, 2022 and 2021, respectively, and $8.4 million and $7.7 million in the six months ended June 30, 2022 and 2021, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2022, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	1,120,491	$55.58
Granted	236,483	70.82
Vested	(247,869)	47.64
Forfeited	(18,367)	59.80
Nonvested at June 30, 2022	1,090,738	$60.62

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

Weighted per share average fair value at grant date	$17.42
Assumptions:
Dividend yield	1.5%
Volatility	28.4%
Risk-free interest rate	1.6%
Expected term	5.7 years

A summary of SAR activity during the first six months of 2022 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	896,348	$46.21
Granted	96,318	70.64
Forfeited	(6,390)	60.86
Expired	(1,013)	60.19
Exercised	(30,216)	44.26
Outstanding at June 30, 2022	955,047	$48.62	5.7 years	$17,024

14. Revenue from Contracts with Customers
ASC 606 "Revenue from Contracts with Customers" requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the six months ended June 30, 2022, approximately 62% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASC 606 by major product line.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
Bank card transaction fees	$43,873	$42,608	$85,918	$80,303
Trust fees	46,792	46,257	94,603	90,384
Deposit account charges and other fees	25,564	23,988	47,871	46,563
Consumer brokerage services	5,068	4,503	9,514	8,584
Other non-interest income	10,750	6,962	15,245	14,658
Total non-interest income from contracts with customers	132,047	124,318	253,151	240,492
Other non-interest income (1)	7,380	14,825	18,045	34,696
Total non-interest income	$139,427	$139,143	$271,196	$275,188
(1) This revenue is not within the scope of ASC 606, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments contribute approximately 40% and 60%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income are earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the six month periods ended June 30, 2022 and 2021 for the Company’s significant revenue categories subject to ASC 606.

(In thousands)	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Bank card transaction fees	$14,598	$16,424	$13,248	$14,199
Trust fees	1,975	2,222	2,253	2,071
Deposit account charges and other fees	6,898	6,702	6,616	6,933
Consumer brokerage services	678	391	355	432

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the June 30, 2022 and December 31, 2021 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2022 or the year ended December 31, 2021.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Assets:
Residential mortgage loans held for sale	$1,036	$—	$1,036	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,109,128	1,109,128	—	—
Government-sponsored enterprise obligations	47,108	—	47,108	—
State and municipal obligations	1,952,798	—	1,950,982	1,816
Agency mortgage-backed securities	4,923,683	—	4,923,683	—
Non-agency mortgage-backed securities	1,329,114	—	1,329,114	—
Asset-backed securities	3,794,487	—	3,794,487	—
Other debt securities	543,990	—	543,990	—
Trading debt securities	34,195	—	34,195	—
Equity securities	6,130	6,130	—	—
Private equity investments	161,771	—	—	161,771
Derivatives *	12,404	—	12,088	316
Assets held in trust for deferred compensation plan	17,862	17,862	—	—
Total assets	13,933,706	1,133,120	12,636,683	163,903
Liabilities:
Derivatives *	27,599	—	27,437	162
Liabilities held in trust for deferred compensation plan	17,862	17,862	—	—
Total liabilities	$45,461	$17,862	$27,437	$162
December 31, 2021
Assets:
Residential mortgage loans held for sale	$5,570	$—	$5,570	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,080,720	1,080,720	—	—
Government-sponsored enterprise obligations	51,755	—	51,755	—
State and municipal obligations	2,096,827	—	2,094,843	1,984
Agency mortgage-backed securities	5,683,000	—	5,683,000	—
Non-agency mortgage-backed securities	1,366,477	—	1,366,477	—
Asset-backed securities	3,539,219	—	3,539,219	—
Other debt securities	632,029	—	632,029	—
Trading debt securities	46,235	—	46,235	—
Equity securities	7,153	7,153	—	—
Private equity investments	147,406	—	—	147,406
Derivatives *	41,842	—	40,994	848
Assets held in trust for deferred compensation plan	21,794	21,794	—	—
Total assets	14,720,027	1,109,667	13,460,122	150,238
Liabilities:
Derivatives *	12,101	—	11,824	277
Liabilities held in trust for deferred compensation plan	21,794	21,794	—	—
Total liabilities	$33,895	$21,794	$11,824	$277
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2022
Balance March 31, 2022	$1,902	$153,411	$221	$155,534
Total gains or losses (realized/unrealized):
Included in earnings	—	15,633	(131)	15,502
Included in other comprehensive income *	(87)	—	—	(87)
Discount accretion	1	—	—	1
Purchases of private equity investments	—	822	—	822
Sale/pay down of private equity investments	—	(8,095)	—	(8,095)
Purchase of risk participation agreement	—	—	314	314
Sale of risk participation agreements	—	—	(250)	(250)
Balance June 30, 2022	$1,816	$161,771	$154	$163,741
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$—	$15,633	$148	$15,781
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$(87)	$—	$—	$(87)
For the six months ended June 30, 2022
Balance January 1, 2022	$1,984	$147,406	$571	$149,961
Total gains or losses (realized/unrealized):
Included in earnings	—	23,083	(626)	22,457
Included in other comprehensive income *	(170)	—	—	(170)
Discount accretion	2	—	—	2
Purchases of private equity investments	—	1,122	—	1,122
Sale/pay down of private equity investments	—	(9,840)	—	(9,840)
Purchase of risk participation agreement	—	—	459	459
Sale of risk participation agreement	—	—	(250)	(250)
Balance June 30, 2022	$1,816	$161,771	$154	$163,741
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$—	$23,033	$136	$23,169
*Total gains or losses for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$(170)	$—	$—	$(170)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2021
Balance March 31, 2021	$7,970	$94,257	$1,636	$103,863
Total gains or losses (realized/unrealized):
Included in earnings	—	16,666	(420)	16,246
Included in other comprehensive income *	18	—	—	18
Discount accretion	3	—	—	3
Purchases of private equity investments	—	5,656	—	5,656
Sale/pay down of private equity investments	—	(356)	—	(356)
Capitalized interest/dividends	—	23	—	23
Purchase of risk participation agreement	—	—	445	445
Sale of risk participation agreement	—	—	(32)	(32)
Balance June 30, 2021	$7,991	$116,246	$1,629	$125,866
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$—	$16,666	$1,434	$18,100
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$18	$—	$—	$18
For the six months ended June 30, 2021
Balance January 1, 2021	$7,968	$94,368	$2,741	$105,077
Total gains or losses (realized/unrealized):
Included in earnings	—	25,031	(1,427)	23,604
Included in other comprehensive income *	17	—	—	17
Discount accretion	6	—	—	6
Purchases of private equity investments	—	5,656	—	5,656
Sale/pay down of private equity investments	—	(8,832)	—	(8,832)
Capitalized interest/dividends	—	23	—	23
Purchase of risk participation agreement	—	—	445	445
Sale of risk participation agreement	—	—	(130)	(130)
Balance June 30, 2021	$7,991	$116,246	$1,629	$125,866
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$—	$25,031	$1,629	$26,660
*Total gains or losses for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$17	$—	$—	$17
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2022
Total gains or losses included in earnings	$(49)	$(82)	$15,633	$15,502
Change in unrealized gains or losses relating to assets still held at June 30, 2022	$230	$(82)	$15,633	$15,781
For the six months ended June 30, 2022
Total gains or losses included in earnings	$(534)	$(92)	$23,083	$22,457
Change in unrealized gains or losses relating to assets still held at June 30, 2022	$230	$(94)	$23,033	$23,169
For the three months ended June 30, 2021
Total gains or losses included in earnings	$(35)	$(385)	$16,666	$16,246
Change in unrealized gains or losses relating to assets still held at June 30, 2021	$1,820	$(386)	$16,666	$18,100
For the six months ended June 30, 2021
Total gains or losses included in earnings	$(1,407)	$(20)	$25,031	$23,604
Change in unrealized gains or losses relating to assets still held at June 30, 2021	$1,820	$(191)	$25,031	$26,660

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to auction rate securities (ARS), investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $1.8 million at June 30, 2022, while private equity investments, included in other securities, totaled $161.8 million.

Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years	5 years
		Estimated market rate	4.6%	-	5.3%	5.0%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	7.0	5.5
Mortgage loan commitments	Discounted cash flow	Probability of funding	67.2%	-	100.0%	88.6%
		Embedded servicing value	.9%	-	1.5%	1.2%
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first six months of 2022 and 2021, and still held as of June 30, 2022 and 2021, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2022 and 2021.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2022
Mortgage servicing rights	11,407	—	—	11,407	304
Long-lived assets	484	—	—	484	(965)

June 30, 2021
Mortgage servicing rights	9,376	—	—	9,376	1,299
Long- lived assets	984	—	—	984	(276)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other intangible assets-net on the consolidated balance sheets, and information about these inputs at June 30, 2022 is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.01%	-	9.31%	9.11%
		Prepayment speeds (CPR)*	6.42%	-	8.17%	6.66%
		Loan servicing costs - annually per loan
		Performing loans	$70	-	$72	$71
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2022 and December 31, 2021:

	Carrying Amount	Estimated Fair Value at June 30, 2022
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,441,592	$—	$—	$5,326,823	$5,326,823
Real estate - construction and land	1,266,260	—	—	1,249,488	1,249,488
Real estate - business	3,215,578	—	—	3,128,428	3,128,428
Real estate - personal	2,836,835	—	—	2,686,693	2,686,693
Consumer	2,089,592	—	—	2,054,657	2,054,657
Revolving home equity	271,854	—	—	268,543	268,543
Consumer credit card	558,102	—	—	522,025	522,025
Overdrafts	6,814	—	—	6,704	6,704
Total loans	15,686,627	—	—	15,243,361	15,243,361
Loans held for sale	6,467	—	6,467	—	6,467
Investment securities	13,947,188	1,115,258	12,623,559	208,371	13,947,188
Federal funds sold	26,000	26,000	—	—	26,000
Securities purchased under agreements to resell	1,450,000	—	—	1,423,660	1,423,660
Interest earning deposits with banks	684,994	684,994	—	—	684,994
Cash and due from banks	355,524	355,524	—	—	355,524
Derivative instruments	12,404	—	12,088	316	12,404
Assets held in trust for deferred compensation plan	17,862	17,862	—	—	17,862
Total	$32,187,066	$2,199,638	$12,642,114	$16,875,708	$31,717,460
Financial Liabilities
Non-interest bearing deposits	$11,102,585	$11,102,585	$—	$—	$11,102,585
Savings, interest checking and money market deposits	16,063,064	16,063,064	—	—	16,063,064
Certificates of deposit	1,005,584	—	—	992,566	992,566
Federal funds purchased	7,750	7,750	—	—	7,750
Securities sold under agreements to repurchase	2,226,546	—	—	2,227,167	2,227,167
Other borrowings	4,390	—	4,390	—	4,390
Derivative instruments	27,599	—	27,437	162	27,599
Liabilities held in trust for deferred compensation plan	17,862	17,862	—	—	17,862
Total	$30,455,380	$27,191,261	$31,827	$3,219,895	$30,442,983

	Carrying Amount	Estimated Fair Value at December 31, 2021
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,303,535	$—	$—	$5,229,153	$5,229,153
Real estate - construction and land	1,118,266	—	—	1,099,747	1,099,747
Real estate - business	3,058,837	—	—	3,054,481	3,054,481
Real estate - personal	2,805,401	—	—	2,809,490	2,809,490
Consumer	2,032,225	—	—	2,031,408	2,031,408
Revolving home equity	275,945	—	—	273,450	273,450
Consumer credit card	575,410	—	—	536,468	536,468
Overdrafts	6,740	—	—	6,458	6,458
Total loans	15,176,359	—	—	15,040,655	15,040,655
Loans held for sale	8,615	—	8,615	—	8,615
Investment securities	14,695,628	1,087,873	13,413,558	194,197	14,695,628
Federal funds sold	2,800	2,800	—	—	2,800
Securities purchased under agreements to resell	1,625,000	—	—	1,623,856	1,623,856
Interest earning deposits with banks	3,971,217	3,971,217	—	—	3,971,217
Cash and due from banks	305,539	305,539	—	—	305,539
Derivative instruments	41,842	—	40,994	848	41,842
Assets held in trust for deferred compensation plan	21,794	21,794	—	—	21,794
Total	$35,848,794	$5,389,223	$13,463,167	$16,859,556	$35,711,946
Financial Liabilities
Non-interest bearing deposits	$11,772,374	$11,772,374	$—	$—	$11,772,374
Savings, interest checking and money market deposits	16,598,085	16,598,085	—	—	16,598,085
Certificates of deposit	1,442,614	—	—	1,438,919	1,438,919
Federal funds purchased	43,385	43,385	—	—	43,385
Securities sold under agreements to repurchase	2,979,582	—	—	2,979,677	2,979,677
Other borrowings	12,514	—	12,514	—	12,514
Derivative instruments	12,101	—	11,824	277	12,101
Liabilities held in trust for deferred compensation plan	21,794	21,794	—	—	21,794
Total	$32,882,449	$28,435,638	$24,338	$4,418,873	$32,878,849

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at June 30, 2022, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2021 Annual Report on Form 10-K. Results of operations for the six month periods ended June 30, 2022 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Annual Report on Form 10-K and in Part II Item 1A of this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2022, there were no material changes to the Risk Factors disclosed in the Company's 2021 Annual Report on Form 10-K.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2022	2021		2022	2021
Per Share Data
Net income per common share — basic	$.96	$1.32	*	$1.93	$2.38	*
Net income per common share — diluted	.96	1.32	*	1.93	2.38	*
Cash dividends on common stock	.265	.250	*	.530	.500	*
Book value per common share				22.29	28.47	*
Market price				65.65	71.01	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	53.93%	57.78%		52.91%	59.73%
Non-interest bearing deposits to total deposits	39.02	40.09		39.18	39.76
Equity to loans (1)	18.41	21.26		20.10	20.97
Equity to deposits	9.93	12.29		10.63	12.53
Equity to total assets	8.37	10.07		8.82	10.22
Return on total assets	1.36	1.93		1.35	1.78
Return on common equity	16.29	19.12		15.28	17.42
(Based on end-of-period data)
Non-interest income to revenue (2)	37.50	40.08		38.07	39.94
Efficiency ratio (3)	57.29	56.90		58.72	56.64
Tier I common risk-based capital ratio				13.95	14.20
Tier I risk-based capital ratio				13.95	14.20
Total risk-based capital ratio				14.64	15.07
Tangible common equity to tangible assets ratio (4)				7.56	9.91
Tier I leverage ratio				9.45	9.36
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

	June 30
(Dollars in thousands)	2022	2021
Total equity	$2,675,313	$3,493,830
Less non-controlling interest	16,467	8,210
Less goodwill	138,921	138,921
Less core deposit premium	4,446	4,772
Total tangible common equity (a)	$2,515,479	$3,341,927
Total assets	$33,435,370	$33,856,162
Less goodwill	138,921	138,921
Less core deposit premium	4,446	4,772
Total tangible assets (b)	$33,292,003	$33,712,469
Tangible common equity to tangible assets ratio (a)/(b)	7.56%	9.91%

Results of Operations
Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2022	2021	% change	2022	2021	% change
Net interest income	$232,385	$207,982	11.7%	$441,171	$413,730	6.6%
Provision for credit losses	(7,162)	45,655	115.7	2,696	51,887	94.8
Non-interest income	139,427	139,143.2		271,196	275,188	(1.5)
Investment securities gains, net	1,029	16,804	(93.9)	8,192	26,657	(69.3)
Non-interest expense	(213,505)	(198,126)	7.8	(419,153)	(390,699)	7.3
Income taxes	(32,021)	(45,209)	(29.2)	(63,923)	(77,285)	(17.3)
Non-controlling interest expense	(4,359)	(3,923)	11.1	(6,231)	(6,180)	.8
Net income attributable to Commerce Bancshares, Inc.	$115,794	$162,326	(28.7%)	$233,948	$293,298	(20.2%)

For the quarter ended June 30, 2022, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $115.8 million, a decrease of $46.5 million, or 28.7%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.36%, the annualized return on average equity was 16.29%, and the efficiency ratio was 57.29%. Diluted earnings per common share was $.96, a decrease of 27.3% compared to $1.32 per share in the second quarter of 2021, and decreased 1.0% compared to $.97 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $24.4 million, or 11.7%, mainly due to an increase of $33.5 million in interest income on investment securities, partly offset by decreases in interest on loans and securities purchased under agreements to resell of $2.1 million and $6.0 million, respectively. The provision for credit losses increased $52.8 million due to an increase in the estimate of the allowance for credit losses on loans and unfunded lending commitments and higher net loan charge-offs, coupled with the release of allowances associated with certain pandemic-related estimates in the prior quarter. Non-interest income increased $284 thousand, or .2%, compared to the second quarter of 2021, mainly due to growth in deposit, bank card, and cash sweep fees, offset by lower loan fees and sales and a fair value adjustment on the Company's deferred compensation plan assets. Net gains on investment securities totaled $1.0 million in the current quarter compared to net gains of $16.8 million in the same quarter of last year. Net securities gains in the current quarter primarily resulted from net fair value gains of $15.6 million in the Company's private equity investment portfolio, mostly offset by losses of $9.6 million on sales of available for sale securities and a $4.3 million loss on the sale of an investment in the Company's private equity portfolio. Non-interest expense increased $15.4 million, or 7.8%, over the second quarter of 2021 mainly due to higher salaries, data processing and software, and travel and entertainment expense.

Net income for the first six months of 2022 was $233.9 million, a decrease of $59.4 million, or 20.2%, from the same period last year. Diluted earnings per common share was $1.93, a decrease of 18.9% compared to $2.38 per share in the same period last year. For the first six months of 2022, the annualized return on average assets was 1.35%, the annualized return on average equity was 15.28%, and the efficiency ratio was 58.72%. Net interest income increased $27.4 million, or 6.6%, over the same period last year. This growth was largely due to an increase of $55.0 million in interest income on investment securities, partly offset by decreases in interest on loans and securities purchased under agreements to resell of $16.6 million and $11.9 million, respectively. The provision for credit losses was a recovery of $2.7 million for the first six months of 2022, compared to a recovery of $51.9 million in the same period last year, resulting in an increase in provision expense of $49.2 million. Non-interest income decreased $4.0 million, or 1.5%, from the first six months of last year mainly due to lower loan fees and sales and other non-interest income, partly offset by higher trust fees and net bank card fees. Non-interest expense increased $28.5 million, or 7.3%, over the first six months of last year mainly due to increases in salaries and benefits expense and data processing and software expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2022 vs. 2021			Six Months Ended June 30, 2022 vs. 2021
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$(6,530)	$88	$(6,442)	$(15,788)	$(1,936)	$(17,724)
Real estate - construction and land	1,214	1,605	2,819	1,587	2,216	3,803
Real estate - business	1,293	1,657	2,950	1,918	589	2,507
Real estate - personal	175	(295)	(120)	36	(1,158)	(1,122)
Consumer	631	(1,112)	(481)	1,546	(3,247)	(1,701)
Revolving home equity	(126)	178	52	(339)	243	(96)
Consumer credit card	(1,064)	133	(931)	(2,909)	642	(2,267)
Overdrafts	—	—	—	—	—	—
Total interest on loans	(4,407)	2,254	(2,153)	(13,949)	(2,651)	(16,600)
Loans held for sale	(139)	55	(84)	(340)	102	(238)
Investment securities:
U.S. government and federal agency securities	5,497	(1,639)	3,858	7,773	860	8,633
Government-sponsored enterprise obligations	29	8	37	35	5	40
State and municipal obligations	961	(606)	355	1,685	(1,505)	180
Mortgage-backed securities	1,309	15,829	17,138	2,454	26,455	28,909
Asset-backed securities	4,314	1,036	5,350	10,489	(1,282)	9,207
Other securities	1,800	4,715	6,515	3,292	4,322	7,614
Total interest on investment securities	13,910	19,343	33,253	25,728	28,855	54,583
Federal funds sold	4	13	17	5	13	18
Securities purchased under agreements to resell	8,520	(14,551)	(6,031)	19,876	(31,735)	(11,859)
Interest earning deposits with banks	(405)	2,090	1,685	(99)	2,565	2,466
Total interest income	17,483	9,204	26,687	31,221	(2,851)	28,370
Interest expense:
Deposits:
Savings	27	(147)	(120)	72	(291)	(219)
Interest checking and money market	236	318	554	544	(234)	310
Certificates of deposit of less than $100,000	(55)	(67)	(122)	(135)	(321)	(456)
Certificates of deposit of $100,000 and over	(88)	(103)	(191)	(48)	(778)	(826)
Total interest on deposits	120	1	121	433	(1,624)	(1,191)
Federal funds purchased	11	210	221	10	213	223
Securities sold under agreements to repurchase	17	2,368	2,385	104	2,656	2,760
Other borrowings	2	8	10	2	7	9
Total interest expense	150	2,587	2,737	549	1,252	1,801
Net interest income, tax equivalent basis	$17,333	$6,617	$23,950	$30,672	$(4,103)	$26,569

Net interest income in the second quarter of 2022 was $232.4 million, an increase of $24.4 million over the second quarter of 2021. On a tax equivalent (T/E) basis, net interest income totaled $235.0 million in the second quarter of 2022, up $24.0 million over the same period last year and up $23.6 million over the previous quarter. The increase in net interest income compared to the second quarter of 2021 was mainly due to higher interest income earned on on investment securities (T/E) of $33.3 million, partly offset by lower interest earned on loans (T/E) of $2.2 million and securities purchased under agreements to resell of $6.0 million and higher interest expense on securities sold under agreements to repurchase of $2.4 million. The increase in interest earned on investment securities (T/E) was due to higher average balances and rates, an increase of $3.4 million in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS), the receipt of $6.5 million in non-accrual interest on the sale of a private equity investment during the current quarter and a $5.0 million adjustment to premium amortization on mortgage-backed securities. The decrease in total interest earned on loans (T/E) was the result of a decline in average balances, partly offset by higher rates earned, while the decrease in securities purchased under agreements to resell declined due to lower average rates, partly offset by higher average balances. Interest expense on securities sold under agreements to repurchase increased due to higher average rates. The Company's net yield on earning assets (T/E) was 2.79% in the current quarter compared to 2.60% in the second quarter of 2021.

Total interest income (T/E) increased $26.7 million over the second quarter of 2021. Interest income on loans (T/E) was $143.5 million during the second quarter of 2022, a decrease of $2.2 million, or 1.5%, from the same quarter last year. The decrease in interest income from the same quarter last year was primarily due to a decline of $504.9 million, or 3.2%, in average loan balances, partly offset by an increase of seven basis points in the average rate earned. Most of the decrease in interest income occurred in the business, consumer credit card and consumer loan categories. These decreases were partly offset by increases in interest income in the business real estate and construction and land loan categories. Business loan interest income decreased $6.4 million due to a decline of $826.4 million in average balances. The decline in business loan average balances was mainly due to a decrease of $1.2 billion in Paycheck Protection Program (PPP) loans, while interest earned on PPP loans declined $11.2 million from the same quarter last year. Consumer credit card loan interest decreased $931 thousand mainly due to a decline of $38.0 million in average balances, slightly offset by a ten basis point increase in the average rate earned. Consumer loan interest declined $481 thousand due to a decrease of 22 basis points in the average rate earned, partly offset by a $65.9 million, or 3.3%, increase in average balances. Personal real estate loan interest income fell $120 thousand due to a four basis point decrease in the average rate earned, partly offset by higher average balances of $21.2 million. These decreases to interest income (T/E) were partly offset by an increase of $2.8 million in interest earned on construction and land loans, due to an increase of 53 basis points in the average rate earned and growth of $136.8 million, or 12.6%, in average loan balances. In addition, interest earned on business real estate loans increased $3.0 million due to a 21 basis point increase in the average rate earned and higher average balances of $148.6 million, or 4.9%.

Interest income on investment securities (T/E) was $90.4 million during the second quarter of 2022, which was an increase of $33.3 million over the same quarter last year. The increase in interest income occurred mainly in interest earned on mortgage-backed securities, which increased $17.1 million, partly due to a $5.0 million increase in premium amortization, reflecting slower forward prepayment speed estimates in the current quarter, compared to a premium amortization adjustment decrease of $1.9 million in the prior year. In addition, the average rate earned on mortgage-backed securities increased 88 basis points and the average balance increased $472.8 million, or 7.1%. Interest on U.S. government and federal agency obligations grew $3.9 million mainly due to higher average loan balances of $399.5 million, or 55.5%, and an increase in inflation income on the Company's TIPS, while an overall decrease of 59 basis points in the average rate earned partially offset these increases in income. Interest income related to TIPS, which is tied to the Consumer Price Index, increased $3.4 million over the same quarter last year. Interest on asset-backed securities rose $5.4 million due to higher average balances of $1.4 billion, or 52.2%, coupled with an increase of ten basis points in the average rate earned. Interest earned on other securities increased $6.2 million mainly due to the receipt of non-accrual interest of $6.5 million, mentioned above. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $15.4 billion in the second quarter of 2022, compared to $12.9 billion in the second quarter of 2021.

Interest income on securities purchased under agreements to resell decreased $6.0 million from the same quarter last year, due to a decrease of 343 basis points in the average rate earned, partly offset by growth of $766.2 million in the average balance. Interest income on balances at the Federal Reserve grew $1.7 million due to an increase of 67 basis points in the average rate earned, partly offset by a decrease of $1.5 billion in the average balance invested.

The average tax equivalent yield on total interest earning assets was 2.86% in the second quarter of 2022, up from 2.64% in the second quarter of 2021.

Total interest expense increased $2.7 million compared to the second quarter of 2021 due to a increases in interest expense of $121 thousand on interest bearing deposits and $2.6 million on borrowings. The increase in deposit interest expense resulted mainly from an increase of $554 thousand in interest expense on interest checking and money market deposit accounts due to a one basis point increase in the average rate paid and higher average balances of $1.6 billion. Partially offsetting the increase in income earned on interest checking and money market deposits was a lower average rate earned on savings deposits (partially offset by higher average balances), as well as lower average rates earned and lower average balances of certificates of deposit.

Interest expense on borrowings was higher due to an increase of 42 basis points in the average rate paid on customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .12% and .07% in the second quarters of 2022 and 2021, respectively.

Net interest income (T/E) for the first six months of 2022 was $446.4 million compared to $419.8 million for the same period in 2021. For the first six months of 2022, the net interest margin was 2.62% compared to 2.65% for the same period in 2021.

Total interest income (T/E) for the first six months of 2022 increased $28.4 million over the same period last year mainly due to higher interest income on investment securities (T/E), partly offset by lower interest earned on loans (T/E) and securities purchased under agreements to resell. Loan interest income (T/E) declined $16.6 million, or 5.7%, due to an $805.7 million decrease in average loan balances and a three basis point decrease in the average rate earned. Most of the decrease in loan interest occurred in the business loan category due to lower average balances and rates. In addition, consumer credit card loan interest declined due to lower average balances, partly offset by higher rates earned, while consumer and personal real estate loan interest declined due to lower average rates earned, partly offset by higher average balances. These decreases were partly offset by higher interest earned on business real estate and construction and land development loans due to higher average balances and rates earned. Interest income on investment securities (T/E) increased $54.6 million due to a 42 basis point increase in the average rate earned and a $2.6 billion increase in average balances. Interest earned on U.S. government and federal agency obligations increased $8.6 million, mainly due to higher TIPS interest income. Interest earned on mortgage-backed securities increased $28.9 million due to higher average rates earned and growth in average balances, while interest on asset-backed securities increased $9.2 million due to higher average balances, partly offset by lower average rates earned. Interest income on securities purchased under agreements to resell decreased $11.9 million due to lower rates earned, partly offset by higher average balances, while interest income on balances at the Federal Reserve increased $2.5 million due to higher average rates earned.

Total interest expense for the first six months of 2022 increased $1.8 million compared to the same period last year. Interest expense on borrowings increased $3.0 million, mainly due to higher rates paid on customer repurchase agreements. This increase was partly offset by a decline of $1.2 million in interest expense on interest bearing deposits, mainly due to a two basis point decrease in the average rate paid. The overall cost of total interest bearing liabilities increased to .09% compared to .08% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30		Increase (Decrease)		Six Months Ended June 30		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	% change	2022	2021	Amount	% change
Bank card transaction fees	$43,873	$42,608	$1,265	3.0%	$85,918	$80,303	$5,615	7.0%
Trust fees	46,792	46,257	535	1.2	94,603	90,384	4,219	4.7
Deposit account charges and other fees	25,564	23,988	1,576	6.6	47,871	46,563	1,308	2.8
Capital market fees	3,327	3,327	—	—	7,452	8,308	(856)	(10.3)
Consumer brokerage services	5,068	4,503	565	12.5	9,514	8,584	930	10.8
Loan fees and sales	3,246	7,446	(4,200)	(56.4)	7,481	17,630	(10,149)	(57.6)
Other	11,557	11,014	543	4.9	18,357	23,416	(5,059)	(21.6)
Total non-interest income	$139,427	$139,143	$284.2%		$271,196	$275,188	(3,992)	(1.5%)
Non-interest income as a % of total revenue*	37.5%	40.1%			38.1%	39.9%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three and six month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in thousands)	2022	2021	$ change	% change	2022	2021	$ change	% change
Net debit card fees	$10,533	$10,505	$28.3%		$20,085	$19,872	$213	1.1%
Net credit card fees	3,712	4,105	(393)	(9.6)	7,434	7,526	(92)	(1.2)
Net merchant fees	4,934	4,895	39.8		9,914	9,509	405	4.3
Net corporate card fees	24,694	23,103	1,591	6.9	48,485	43,396	5,089	11.7
Total bank card transaction fees	$43,873	$42,608	$1,265	3.0%	$85,918	$80,303	$5,615	7.0%

For the second quarter of 2022, total non-interest income amounted to $139.4 million compared to $139.1 million in the same quarter last year, which was an increase of $284 thousand, or .2%. The increase was mainly due to higher bank card and deposit fees, offset by lower loan fees and sales. Bank card transaction fees for the current quarter grew $1.3 million, or 3.0%, over the same period last year, mainly due to growth of $1.6 million in net corporate card fees, partly offset by lower net credit card fees of $393 thousand. The growth in net corporate card fees was mainly due to higher interchange income, partly offset by higher rewards expense, while the decline in net credit card fees was due to higher rewards expense, partly offset by higher interchange income. Trust fees for the quarter increased $535 thousand, or 1.2%, over the same quarter last year, resulting from higher private client fees, which were up 3.1%. Compared to the second quarter of last year, deposit account fees increased $1.6 million, or 6.6%, mainly due to higher corporate cash management fees. Consumer brokerage service fees increased $565 thousand, or 12.5%, due to growth in annuity, advisory, and mutual fund fees, while loan fees and sales decreased $4.2 million, or 56.4%, due to a decline in mortgage banking revenue. Other non-interest income increased $543 thousand, or 4.9%, mainly due to $2.3 million higher cash sweep commissions, $450 thousand higher tax credit sales fees, and income of $2.2 million from a life insurance death benefit. Partly offsetting these increases was a decrease of $3.7 million in fair value adjustments on the Company's deferred compensation plan assets, which are held in a trust, recorded as both an asset and a liability, and affect both other income and other expense.

Non-interest income for the first six months of 2022 was $271.2 million, compared to $275.2 million in the first six months of 2021, resulting in a decrease of $4.0 million, or 1.5%. Bank card fees increased $5.6 million, or 7.0%, mainly due to growth of $5.1 million in net corporate card fees. Trust fees increased $4.2 million, or 4.7%, mainly due to continued growth in private client trust fees. Deposit account fees increased $1.3 million, or 2.8%, mainly due to higher corporate cash management fees and overdraft and return item fees, partly offset by lower personal account deposit fees. Capital market fees declined $856 thousand, or 10.3%, while consumer brokerage service fees increased $930 thousand, or 10.8%, due to higher advisory and annuity fees. Loan fees and sales decreased $10.1 million, or 57.6%, due to lower mortgage banking revenue. Other income decreased $5.1 million, or 21.6%, due to a gain of $2.4 million on the sale of a branch location recorded last year coupled with a write-down of $965 thousand on a branch location recorded in the first quarter of 2022. In addition, fair value adjustments on the Company's deferred compensation plan assets decreased $5.6 million from the same period last year. Partly offsetting these decreases were $1.9 million higher cash sweep commissions and income of $2.2 million from a life insurance death benefit.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
Net losses on sales of available for sale debt securities	$(9,582)	$—	$(9,582)	$—
Fair value adjustments on equity securities, net	(736)	50	(1,023)	15
Net gains (losses) on sales of private equity investments	(4,286)	88	(4,286)	1,611
Fair value adjustments on private equity investments	15,633	16,666	23,083	25,031
Total investment securities gains, net	$1,029	$16,804	$8,192	$26,657

Net gains on investment securities, which were recognized in earnings during the three months ended June 30, 2022 and 2021, are shown in the table above. Net securities gains of $1.0 million were reported in the second quarter of 2022, compared to net gains of $16.8 million in the same period last year. The net gains in the second quarter of 2022 were primarily comprised of $15.6 million of net gains in fair value on the Company’s private equity investments, partially offset by losses of $9.6 million and $4.3 million on sales of available for sale securities and a private equity investment, respectively. The Company received $6.5 million in nonaccrual interest, recorded in net interest income, upon the sale of the private investment. The net gains on investment securities for the same quarter last year were mainly comprised of $16.7 million of net gains in fair value on the Company’s private equity investments.

Net gains on investment securities of $8.2 million were recognized in earnings for the six months ended June 30, 2022, compared to net gains of $26.7 million for the same period in 2021. Net gains in the first half of 2022 were mainly comprised of net gains in fair value of $23.1 million on private equity investments, due to fair value adjustments, offset by losses of $9.6 million on sales of available for sale securities, net losses of $4.3 million on sales of private equity investments, and net losses in fair value of $1.0 million on equity investments. Net gains in the first half of 2021 were mainly comprised of a gain of $1.6 million on the sale of a private equity investment and $25.0 million of net gains in fair value on private equity investments. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $3.8 million during the first six months of 2022 and expense of $5.2 million during the first six months of 2021.

Non-Interest Expense

	Three Months Ended June 30		Increase (Decrease)		Six Months Ended June 30		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	% change	2022	2021	Amount	% change
Salaries and employee benefits	$142,243	$130,751	$11,492	8.8%	$278,196	$259,784	$18,412	7.1%
Net occupancy	12,503	11,527	976	8.5	24,799	23,548	$1,251	5.3
Equipment	4,734	4,605	129	2.8	9,302	8,958	$344	3.8
Supplies and communication	4,361	4,033	328	8.1	9,074	8,158	$916	11.2
Data processing and software	27,635	24,954	2,681	10.7	54,651	50,417	$4,234	8.4
Marketing	5,836	5,680	156	2.7	12,180	10,838	$1,342	12.4
Other	16,193	16,576	(383)	(2.3)	30,951	28,996	$1,955	6.7
Total non-interest expense	$213,505	$198,126	$15,379	7.8%	$419,153	$390,699	$28,454	7.3%
Non-interest expense for the second quarter of 2022 amounted to $213.5 million, an increase of $15.4 million, or 7.8%, compared to expense of $198.1 million in the second quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries and benefits expense, data processing and software expense and occupancy expense. Salaries expense increased $10.6 million, or 9.5%, due to growth in full-time salaries expense and an accrual of $5.4 million for special bonuses to be paid to non-incentivized full-time and part-time employees in the second half of 2022. Employee benefits expense totaled $19.9 million, reflecting growth of $862 thousand, or 4.5%, mainly due to higher payroll taxes and 401(k) expense, partly offset by lower healthcare expense. Full-time equivalent employees totaled 4,579 at June 30, 2022, compared to 4,590 at June 30, 2021. Occupancy expense increased $976 thousand, or 8.5%, mainly due to increases in rent expense, outside services expense, depreciation expense, and building repairs and supplies. Equipment expense increased $129 thousand, or 2.8%, while supplies and communication expense increased $328 thousand, or 8.1%, due to higher postage and courier expense and bank card reissuance fees. Data processing and software expense increased $2.7 million, or 10.7%, due to higher software amortization, bank card processing fees and increased costs for service providers. Other non-interest expense decreased $383 thousand, or 2.3%, mainly due to a decline of $3.7 million in the deferred compensation adjustment previously mentioned, mostly offset by increases in travel and entertainment expense of $1.3 million, loan collection fees of $430 thousand, and legal and professional fees of $339 thousand.

Non-interest expense amounted to $419.2 million for the first six months of 2022, an increase of $28.5 million, or 7.3%, over the first six months of 2021. Salaries and benefits expense increased $18.4 million, or 7.1%, mainly due to higher costs for salaries, payroll taxes, 401(k) expense, and the special bonus accrual mentioned above. Occupancy expense increased $1.3 million, or 5.3%, mainly due to higher rent expense, outside services expense, and building repairs and supplies expense, while equipment expense increased $344 thousand, or 3.8%. Marketing expense increased $1.3 million, or 12.4%, while supplies and communication expense increased $916 thousand, or 11.2%, mainly due to higher postage and courier expense and bank card reissuance fees. Data processing and software expense increased $4.2 million, or 8.4%, due to higher costs for service providers, software amortization and bank card processing fees. Other non-interest expense increased $2.0 million, or 6.7%, mainly due to an increase in travel and entertainment expense of $2.4 million, higher loan collection fees, professional and legal fees and insurance expense, in addition to lower deferred origination costs. These increases to expense were partly offset by the previously mentioned fair value equity adjustments (decrease of $5.6 million) on the Company's deferred compensation plan assets.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Six Months Ended June 30
	June 30, 2022	Mar. 31, 2022	June 30, 2021	2022	2021
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$134,710	$150,044	$200,527	$150,044	$220,834
Provision for credit losses on loans	7,287	(10,686)	(27,433)	$(3,399)	$(37,788)
Net loan charge-offs (recoveries):
Commercial:
Business	19	77	(4,909)	96	(4,913)
Real estate-construction and land	—	—	—	—	1
Real estate-business	(1)	(7)	(85)	(8)	(65)
Commercial net loan charge-offs (recoveries)	18	70	(4,994)	88	(4,977)
Personal Banking:
Real estate-personal	(41)	22	(16)	(19)	(1)
Consumer	633	808	378	1,441	1,141
Revolving home equity	(14)	18	28	4	51
Consumer credit card	2,937	3,372	5,155	6,309	14,136
Overdrafts	425	358	148	783	301
Personal banking net loan charge-offs	3,940	4,578	5,693	8,518	15,628
Total net loan charge-offs	3,958	4,648	699	8,606	10,651
Balance at end of period	$138,039	$134,710	$172,395	$138,039	$172,395
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	25,032	24,204	42,430	24,204	38,307
Provision for credit losses on unfunded lending commitments	(125)	828	(18,222)	703	(14,099)
Balance at end of period	24,907	25,032	24,208	24,907	24,208
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$162,946	$159,742	$196,603	$162,946	$196,603

	Three Months Ended			Six Months Ended June 30
	June 30, 2022	Mar. 31, 2022	June 30, 2021	2022	2021
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	—%	.01%	(.32%)	—%	(.16%)
Real estate-construction and land	—	—	—	—	—
Real estate-business	—	—	(.01)	—	—
Commercial net loan charge-offs (recoveries)	—	—	(.19)	—	(.10)
Personal Banking:
Real estate-personal	(.01)	—	—	—	—
Consumer	.12	.16	.08	.14	.12
Revolving home equity	(.02)	.03	.04	—	.04
Consumer credit card	2.19	2.53	3.59	2.36	4.81
Overdrafts	30.86	28.04	15.89	29.50	16.67
Personal banking net loan charge-offs	.28	.33	.40	.30	.55
Total annualized net loan charge-offs	.10%	.12%	.02%	.11%	.13%
* as a percentage of average loans (excluding loans held for sale)

To determine the amount of the allowance for credit losses on loans and the liability for unfunded lending commitments, the Company has an established process which assesses the risks and losses expected in its portfolios. This process provides an allowance based on estimates of allowances for pools of loans and unfunded lending commitments, as well as a second, smaller component based on certain individually evaluated loans and unfunded lending commitments. The Company's policies and processes for determining the allowance for credit losses on loans and the liability for unfunded lending commitments are discussed in Note 1 to the consolidated financial statements and in the "Allowance for Credit Losses" discussion within Critical Accounting Estimates and Related Policies in Item 7 of the 2021 Annual Report on Form 10-K.

Net loan charge-offs in the second quarter of 2022 amounted to $4.0 million, compared to $4.6 million in the prior quarter and $699 thousand in the second quarter of last year. During the second quarter of 2022, the Company recorded net charge-offs on commercial loans of $18 thousand, compared to net charge-offs of $70 thousand in the prior quarter and net recoveries of $4.9 million in the second quarter of 2021. Business loan net charge-offs decreased $58 thousand in the second quarter of 2022, compared to the prior quarter, but increased $4.9 million compared to the same quarter in the prior year due to two large recoveries in 2021. Compared to the same period last year, net loan charge-offs in the second quarter of 2022 increased $3.3 million. This increase was primarily driven by the increase in net charge-offs on business loans created by the two non-recurring recoveries, but partially offset by a $2.2 million decrease in net charge-offs on consumer credit card loans.

For the three months ended June 30, 2022, annualized net charge-offs on average consumer credit card loans totaled 2.19%, compared to 2.53% in the previous quarter and 3.59% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .12%, compared to .16% in the prior quarter and .08% in the same period last year. In the second quarter of 2022, total annualized net loan charge-offs were .10%, compared to .12% in the previous quarter and .02% in the same period last year.

For the six months ended June 30, 2022, net loan charge-offs amounted to $8.6 million, compared to $10.7 million during the same period in the prior year. The decrease in net loan charge-offs in the six months ended June 30, 2022 was primarily driven by a $7.8 million decline in net charge-offs on consumer credit card loans, but partly offset by a $5.0 million increase in net charge-offs on business loans due to the non-recurring recoveries in 2021. For the six months ended June 30, 2022, annualized net charge-offs on average consumer credit card loans totaled 2.36%, compared to 4.81% during the same period last year, while consumer loan annualized net charge-offs in the six months ended June 30, 2022 amounted to .14%, compared to .12% during the same period last year. During the first half of 2022, total annualized net loan charge-offs were .11%, compared to .13% during the same period last year.

The provision for credit losses on loans was $7.3 million in the current quarter, which was an $18.0 million increase from the $10.7 million benefit recorded in the prior quarter and an increase of $34.7 million over the benefit recorded for the three months ended June 30, 2021. The increase in the provision from the prior quarter was due to higher loan balances and economic uncertainties associated with the possibility of a future recession as inflation rises and supply chain issues continue, coupled with the release of allowances associated with certain pandemic estimates in the prior quarter. The provision for credit losses on loans for the second quarter of the prior year reflected lower than projected net charge-offs and an improved forecast at that point in time. For the six months ended June 30, 2022, the provision for credit losses on loans was a recovery of $3.4 million, compared to a recovery of $37.8 million during the same period in the prior year.

For the six months ended June 30, 2022, the allowance for credit losses on loans decreased $12.0 million, compared to the allowance for credit losses on loans as of December 31, 2021. The decrease was primarily the net result of lower than projected net loan charge-offs during the first quarter of 2022 and the improved economic forecast as pandemic economic concerns lessened compared to December 31, 2021, slightly offset by an emerging uncertainty introduced in 2022 related to the geopolitical environment, high inflation, and supply constraints on the economy. The allowance for credit losses on commercial loans decreased by $1.7 million, while the allowance for credit losses related to personal banking loans, including consumer credit card loans, decreased $13.8 million, mostly related to decreases in consumer credit card loans experienced in first quarter of 2022.

While the forecast reflects a continued economic recovery from the recession driven by the COVID-19 pandemic, the allowance considered the uncertainty of disruptions caused by higher inflation, the geopolitical environment, and ongoing supply constraints on the economy and on the consumer and commercial loan portfolios. At June 30, 2022, the allowance for credit losses on loans amounted to $138.0 million, compared to $134.7 million at March 31, 2022. This increase in the allowance for credit losses on loans compared to the prior quarter is due to the higher loan balances and the economic uncertainties associated with the possibility of a future recession as inflation rises and supply chain issues continue. The allowance for credit losses on loans was $172.4 million at June 30, 2021, reflecting pandemic uncertainties and the economic forecast at that point in time, and was .88%, .87% and 1.10% of total loans at June 30, 2022, March 31, 2022 and June 30, 2021, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $125 thousand, reflecting a $953 thousand decrease over the provision in the prior quarter and a $18.1 million increase compared to the second quarter of 2021. For the six months ended June 30, 2022, the provision for credit losses on unfunded lending commitments was $703 thousand, compared to a benefit of $14.1 million during the same period in the prior year. At June 30, 2022, the liability for unfunded lending commitments was $24.9 million, compared to $25.0 million at March 31, 2022 and $24.2 million at June 30, 2021. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at June 30, 2022.

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

(Dollars in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans	$7,917	$9,157
Foreclosed real estate	296	115
Total non-performing assets	$8,213	$9,272
Non-performing assets as a percentage of total loans	.05%	.06%
Non-performing assets as a percentage of total assets	.02%	.03%
Total loans past due 90 days and still accruing interest	$11,909	$11,726

Non-accrual loans totaled $7.9 million at June 30, 2022, a decrease of $1.2 million from the balance at December 31, 2021. The decrease occurred mainly in business loans which decreased $998 thousand. At June 30, 2022, non-accrual loans were comprised of business (79.8%), personal real estate (18.1%), and business real estate (2.1%) loans. Foreclosed real estate totaled $296 thousand at June 30, 2022, an increase of $181 thousand when compared to December 31, 2021. Total loans past due 90 days or more and still accruing interest were $11.9 million as of June 30, 2022, an increase of $183 thousand from December 31, 2021. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $319.2 million at June 30, 2022 compared with $278.7 million at December 31, 2021, resulting in an increase of $40.5 million, or 14.5%.

(In thousands)	June 30, 2022	December 31, 2021
Potential problem loans:
Business	$32,338	$37,143
Real estate – construction and land	59,229	40,259
Real estate – business	227,158	200,766
Real estate – personal	436	526
Total potential problem loans	$319,161	$278,694

At June 30, 2022, the Company had $142.4 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $126.5 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 8.1% of total loans outstanding at June 30, 2022. The largest component of construction and land loans was commercial construction, which increased $114.7 million during the six months ended June 30, 2022. At June 30, 2022, multi-family residential construction loans totaled approximately $238.3 million, or 23.0%, of the commercial construction loan portfolio, compared to $155.9 million, or 16.9%, at December 31, 2021.

(Dollars in thousands)	June 30, 2022	% of Total	% of Total Loans	December 31, 2021	% of Total	% of Total Loans
Commercial construction	$1,037,311	81.9%	6.6%	$922,654	82.5%	6.1%
Residential construction	130,388	10.3	.9	96,618	8.6	.7
Commercial land and land development	52,062	4.1	.3	48,481	4.3	.3
Residential land and land development	46,499	3.7	.3	50,513	4.6	.3
Total real estate - construction and land loans	$1,266,260	100.0%	8.1%	$1,118,266	100.0%	7.4%

Real Estate – Business Loans
Total business real estate loans were $3.2 billion at June 30, 2022 and comprised 20.5% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2022, 37.4% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	June 30, 2022	% of Total	% of Total Loans	December 31, 2021	% of Total	% of Total Loans
Owner-occupied	$1,202,576	37.4%	7.7%	$1,188,469	38.9%	7.8%
Office	503,895	15.7	3.2	380,101	12.4	2.5
Retail	333,391	10.4	2.1	339,874	11.1	2.2
Multi-family	332,799	10.3	2.1	354,282	11.6	2.3
Hotels	232,191	7.2	1.5	234,673	7.7	1.5
Farm	196,527	6.1	1.3	178,780	5.8	1.2
Senior living	147,433	4.6	.9	174,871	5.7	1.2
Industrial	142,074	4.4	.9	99,800	3.3	.7
Other	124,692	3.9	.8	107,987	3.5	.8
Total real estate - business loans	$3,215,578	100.0%	20.5%	$3,058,837	100.0%	20.2%

Revolving Home Equity Loans
The Company had $271.9 million in revolving home equity loans at June 30, 2022 that were generally collateralized by residential real estate. Most of these loans (92.3%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2022, the outstanding principal of loans with an original LTV higher than 80% was $29.4 million, or 10.8% of the portfolio, compared to $30.9 million as of December 31, 2021. Total revolving home equity loan balances over 30 days past due were $1.3 million at June 30, 2022 and $1.6 million at December 31, 2021, and there were no revolving home equity loans on non-accrual status at June 30, 2022 or December 31, 2021. The weighted average FICO score for the total current portfolio balance is 791. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2022 through 2024, approximately 14% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 87% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 38.0% of the consumer loan portfolio at June 30, 2022, and outstanding balances for auto loans were $794.9 million and $855.4 million at June 30, 2022 and December 31, 2021, respectively. The balances over 30 days past due amounted to $7.6 million at June 30, 2022 and $9.0 million at December 31, 2021, respectively and comprised 1.0% of the outstanding balances of these loans at June 30, 2022 and 1.1% at December 31, 2021, respectively. For the six months ended June 30, 2022, $153.5 million of new auto loans were originated, compared to $228.5 million during the first six months of 2021.  At June 30, 2022, the automobile loan portfolio had a weighted average FICO score of 756, and net charge-offs on auto loans were .2% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 11% of the consumer loan portfolio at June 30, 2022. Losses on these loans have historically been low, and the Company saw net recoveries of $35 thousand for the first six months of 2022. Private banking loans comprised 34% of the consumer loan portfolio at June 30, 2022. The Company's private banking loans are generally well-collateralized, and at June 30, 2022 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $779 thousand in the first six months of 2022 and were .2% of the average balances of these loans at June 30, 2022.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2022 of $558.1 million in consumer credit card loans outstanding, approximately $90.4 million, or 16.2%, carried a low promotional rate. Within the next six months, $32.1 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $289.1 million, or 1.8% of total loans at June 30, 2022, an increase of $28.5 million from year end 2021, as shown in the table below.

(In thousands)	June 30, 2022	December 31, 2021	Unfunded commitments at June 30, 2022
Extraction	$213,398	$184,840	$192,997
Mid-stream shipping and storage	38,732	36,850	70,283
Downstream distribution and refining	25,953	24,915	18,037
Support activities	11,037	14,039	7,055
Total energy lending portfolio	$289,120	$260,644	$288,372

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.2 billion at June 30, 2022 and December 31, 2021. Additional unfunded commitments at June 30, 2022 totaled $1.8 billion.

Income Taxes
Income tax expense was $32.0 million in the second quarter of 2022, compared to $31.9 million in the first quarter of 2022 and $45.2 million in the second quarter of 2021. The Company's effective tax rate, including the effect of non-controlling interest, was 21.7% in the second quarter of 2022, compared to 21.3% in the first quarter of 2022 and 21.8% in the second quarter of 2021. For the six months ended June 30, 2022, income tax expense was $63.9 million, compared to $77.3 million for the same period during the previous year, resulting in effective tax rates of 21.5% and 20.9%, respectively.

Financial Condition
Balance Sheet
Total assets of the Company were $33.4 billion at June 30, 2022 and $36.7 billion at December 31, 2021. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $32.9 billion at June 30, 2022 and $35.5 billion at December 31, 2021, and consisted of 48% in loans and 46% in investment securities at June 30, 2022.

At June 30, 2022, total loans increased $510.3 million, or 3.4%, compared to balances at December 31, 2021. The increase was mainly due to growth in business real estate, construction and business loans of $156.7 million, $148.0 million and $138.1 million, respectively. The growth in business loans was mainly the result of increased commercial and industrial and commercial card lending, partly offset by declines in tax free and lease loans. Personal real estate loans increased $31.4 million. Consumer loans, which includes automobile, marine and RV, fixed rate home equity and other consumer loans, increased $57.4 million, as declines in auto loans were offset by growth in other consumer loans. These increases were partly offset by a decline in consumer credit card loans of $17.3 million.

Available for sale debt securities, excluding fair value adjustments, increased $364.2 million at June 30, 2022 compared to December 31, 2021. Purchases of securities during this period totaled $1.9 billion, offset by sales, maturities and pay downs of $1.5 billion. The largest increases in outstanding balances occurred in asset-backed securities, non-agency mortgage-backed securities, and U.S. government and federal agency obligations, which increased $413.4 million, $97.9 million, and $90.1 million, respectively. These increases were partially offset by a decrease in agency mortgage-backed securities of $233.8 million at June 30, 2022 compared to December 31, 2021. At June 30, 2022, the duration of the investment portfolio was 3.8 years, and maturities and pay downs of approximately $2.2 billion are expected to occur during the next 12 months.

Total deposits at June 30, 2022 amounted to $28.2 billion, a decrease of $1.6 billion compared to December 31, 2021. The decline in deposits largely resulted from a decrease in demand deposits, mainly in business demand deposits (decrease of $1.0 billion). Additionally, certificates of deposit decreased $437.0 million, interest checking deposits decreased $412.2 million, and money market deposits decreased $200.0 million, at June 30, 2022 compared to balances at December 31, 2021. The Company's borrowings totaled $2.2 billion at June 30, 2022, a decrease of $795.2 million from balances at December 31, 2021, mainly due to a decline in customer repurchase agreements.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2022	June 30, 2021	December 31, 2021
Liquid assets:
Available for sale debt securities	$13,700,308	$13,291,506	$14,450,027
Federal funds sold	26,000	5,945	2,800
Securities purchased under agreements to resell	1,450,000	1,300,000	1,625,000
Balances at the Federal Reserve Bank	684,994	2,161,644	3,971,217
Total	$15,861,302	$16,759,095	$20,049,044

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $26.0 million as of June 30, 2022. Resale agreements, maturing through 2025, totaled $1.5 billion at June 30, 2022. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $1.5 billion in fair value at June 30, 2022. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $685.0 million at June 30, 2022. The fair value of the available for sale debt portfolio was $13.7 billion at June 30, 2022 and included an unrealized net loss of $1.1 billion.

Approximately $2.2 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2022	June 30, 2021	December 31, 2021
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$14,854	$25,179	$17,465
FHLB borrowings and letters of credit	2,405	4,296	3,218
Securities sold under agreements to repurchase *	2,506,986	2,573,314	3,475,589
Other deposits and swaps	2,767,433	2,982,225	2,897,576
Total pledged securities	5,291,678	5,585,014	6,393,848
Unpledged and available for pledging	7,390,389	6,369,604	6,913,721
Ineligible for pledging	1,018,241	1,336,888	1,142,458
Total available for sale debt securities, at fair value	$13,700,308	$13,291,506	$14,450,027
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2022, such deposits totaled $27.2 billion and represented 96.4% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $601.5 million at June 30, 2022. These accounts are normally considered more volatile with higher cost and comprised 2.1% of total deposits at June 30, 2022.

(In thousands)	June 30, 2022	June 30, 2021	December 31, 2021
Core deposit base:
Non-interest bearing	$11,102,585	$11,085,286	$11,772,374
Interest checking	2,815,600	2,192,932	3,227,822
Savings and money market	13,247,464	12,461,764	13,370,263
Total	$27,165,649	$25,739,982	$28,370,459

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	June 30, 2022	June 30, 2021	December 31, 2021
Borrowings:
Federal funds purchased	$7,750	$12,335	$43,385
Securities sold under agreements to repurchase	2,226,546	2,305,893	2,979,582
Other debt	6,025	2,194	12,560
Total	$2,240,321	$2,320,422	$3,035,527

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are borrowings by the Company from its customers in the form of securities sold under agreements to repurchase. These repurchase agreements, which generally mature overnight, are comprised of non-insured customer funds totaling $2.2 billion at June 30, 2022 and are collateralized by securities in the Company's investment portfolio. At June 30, 2022, the value of the collateral pledged for the benefit of customers was $2.3 billion. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at June 30, 2022.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2022.

	June 30, 2022
(In thousands)	FHLB	Federal Reserve	Total
Collateral value established by FHLB and FRB	$1,927,044	$982,080	$2,909,124
Letters of credit issued	(162,645)	—	(162,645)
Available for future advances	$1,764,399	$982,080	$2,746,479

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $3.2 billion during the first six months of 2022, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $286.2 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $799.4 million. Activity in the investment securities portfolio used cash of $428.4 million from purchases (net of sales, maturities and pay downs), securities purchased under agreements to resell used cash of $200.0 million, and an increase in the loan portfolio used cash of $518.9 million. These cash outflows were partially offset by repayments related to securities purchased under agreements to resell, which provided cash of $375.0 million. Financing activities used cash of $2.7 billion, largely resulting from a decrease in federal funds purchased and securities sold under agreements to repurchase of $788.7 million, paired with a decrease in deposits of $1.7 billion.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2022 and December 31, 2021, as shown in the following table.

(Dollars in thousands)	June 30, 2022	December 31, 2021	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$23,597,076	$22,483,748
Tier I common risk-based capital	3,290,703	3,225,044
Tier I risk-based capital	3,290,703	3,225,044
Total risk-based capital	3,454,090	3,399,880
Tier I common risk-based capital ratio	13.95%	14.34%	7.00%	6.50%
Tier I risk-based capital ratio	13.95	14.34	8.50	8.00
Total risk-based capital ratio	14.64	15.12	10.50	10.00
Tier I leverage ratio	9.45	9.13	4.00	5.00
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

In the first quarter of 2020, the interim final rule of the Federal Reserve Bank and other U.S. banking agencies became effective, providing banks that adopt CECL (ASU 2016-13) during the 2020 calendar year the option to delay recognizing the estimated impact on regulatory capital until after a two year deferral period, followed by a three year transition period. In connection with the adoption of CECL on January 1, 2020, the Company elected to utilize this option. As a result, the two year deferral period for the Company extended through December 31, 2021. Beginning on January 1, 2022, the Company began to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025.

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the six months ended June 30, 2022, the Company purchased 1,641,610 shares at an average price of $68.96 in open market purchases and through stock-based compensation transactions. At June 30, 2022, 4,155,115 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.265 per share cash dividend on its common stock in the second quarter of 2022, which was a 6.0% increase compared to its 2021 quarterly dividend.

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

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2022 totaled $13.1 billion (including $5.0 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $504.0 million and $1.2 million, respectively, at June 30, 2022. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $4.0 million at June 30, 2022. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At June 30, 2022, the liability for unfunded commitments totaled $24.9 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

During the third quarter of 2020, the Company signed a $106.7 million agreement with U.S. Capital Development to develop a 280,000 square foot commercial office building in a two building complex in Clayton, Missouri, which is expected to be completed near the end of 2022. As of June 30, 2022, the Company has made payments totaling $71.8 million. While the Company intends to occupy a portion of the office building for executive offices, a 15 year lease agreement has been signed by an anchor tenant to lease approximately 50% of the office building.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first six months of 2022, purchases and sales of tax credits amounted to $62.3 million and $78.9 million, respectively. Fees from sales of tax credits were $2.7 million for the six months ended June 30, 2022, compared to $2.6 million in the same period last year. At June 30, 2022, the Company expected to fund outstanding purchase commitments of $122.6 million during the remainder of 2022.

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

Segment Results
The table below is a summary of segment pre-tax income results for the first six months of 2022 and 2021.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2022
Net interest income	$163,529	$219,176	$38,094	$420,799	$20,372	$441,171
Provision for credit losses	(8,422)	(145)	(3)	(8,570)	11,266	2,696
Non-interest income	59,278	110,466	107,189	276,933	(5,737)	271,196
Investment securities gains, net	—	—	—	—	8,192	8,192
Non-interest expense	(148,400)	(180,852)	(72,773)	(402,025)	(17,128)	(419,153)
Income before income taxes	$65,985	$148,645	$72,507	$287,137	$16,965	$304,102
Six Months Ended June 30, 2021
Net interest income	$158,746	$224,750	$35,111	$418,607	$(4,877)	$413,730
Provision for credit losses	(15,565)	4,925	1	(10,639)	62,526	51,887
Non-interest income	75,153	102,987	103,490	281,630	(6,442)	275,188
Investment securities gains, net	—	—	—	—	26,657	26,657
Non-interest expense	(144,284)	(161,900)	(67,092)	(373,276)	(17,423)	(390,699)
Income before income taxes	$74,050	$170,762	$71,510	$316,322	$60,441	$376,763
Increase (decrease) in income before income taxes:
Amount	$(8,065)	$(22,117)	$997	$(29,185)	$(43,476)	$(72,661)
Percent	(10.9%)	(13.0%)	1.4%	(9.2%)	(71.9%)	(19.3%)
Consumer
For the six months ended June 30, 2022, income before income taxes for the Consumer segment decreased $8.1 million, or 10.9%, compared to the first six months of 2021. The decrease in income before income taxes was mainly due to a decline in non-interest income of $15.9 million, or 21.1%, and higher non-interest expense of $4.1 million, or 2.9%. These decreases to income were partly offset by growth in net interest income of $4.8 million, or 3.0%, and a decrease in the provision for credit losses of $7.1 million, or 45.9%. Net interest income increased due to a $7.8 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and a $1.8 million decrease in deposit interest expense. These increases to income were partly offset by a $4.8 million decline in loan interest income. Non-interest income decreased mainly due to a decline of $14.9 million in mortgage banking revenue. Non-interest expense increased over the same period in the previous year mainly due to higher salaries expense, marketing expense and allocated service and support costs for information technology and bank card fraud operations, partly offset by lower allocated service costs for branch employees. The provision for credit losses totaled $8.4 million, a $7.1 million decrease from the first six months of 2021, mainly due to lower credit card loan net charge-offs.

Commercial
For the six months ended June 30, 2022, income before income taxes for the Commercial segment decreased $22.1 million, or 13.0%, compared to the same period in the previous year. This decrease was mainly due to an increase in non-interest expense and a decline in net interest income, partly offset by an increase in non-interest income. Net interest income decreased $5.6 million, or 2.5%, due to lower loan interest income of $12.8 million and higher interest expense on customer repurchase agreements and deposits of $2.8 million and $1.1 million, respectively. These decreases to income were partly offset by a $10.9 million increase in net allocated funding credits. Non-interest income increased $7.5 million, or 7.3%, over the previous year mainly due to growth in net bank card fees (mainly corporate card fees) and deposit account fees (mainly corporate cash management fees), partly offset by a decline in capital market fees. Non-interest expense increased $19.0 million, or 11.7%, mainly due to higher salaries and benefits expense, data processing and software expense, allocated service and support costs (mainly information technology, branch employee expense and commercial banking and payments expense), and lower deferred origination costs. The provision for credit losses increased $5.1 million over the same period last year, mainly due to lower recoveries on business loans.

Wealth
Wealth segment pre-tax profitability for the six months ended June 30, 2022 increased $997 thousand, or 1.4%, over the same period in the previous year. Net interest income increased $3.0 million, or 8.5%, mainly due to a $3.1 million increase in loan interest income. Non-interest income increased $3.7 million, or 3.6%, over the prior year largely due to higher trust fees (mainly private client trust fees), cash sweep commissions and brokerage fees, partly offset by lower mortgage banking revenue. Non-interest expense increased $5.7 million, or 8.5%, mainly due to higher salaries and benefits expense, travel and entertainment expense, marketing expense and allocated costs for management fees. The provision for credit losses increased $4 thousand over the same period last year, due to higher overdraft loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $43.5 million. Unallocated securities gains were $8.2 million in the first six months of 2022 compared to gains of $26.7 million in 2021. Also, the unallocated provision for credit losses increased $51.3 million, primarily driven by increases in the liability for unfunded lending commitments and in the provision for credit losses on loans, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans was $12.0 million lower than net charge-offs, as the provision was a benefit in 2022, while the provision was $48.4 million lower than net charge-offs, as the provision was also a benefit in 2021. For the six months ended June 30, 2022, the Company's provision on unfunded lending commitments was expense of $699 thousand. These decreases to pre-tax profitability were partly offset by higher net interest income of $25.2 million, non-interest income of $705 thousand, and lower non-interest expense of $295 thousand.

Impact of Recently Issued Accounting Standards
Reference Rate Reform The Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting", in March 2020, and has been followed by additional clarifying guidance related to derivatives that are modified as a result of reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if they reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Further, the guidance applies to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The expedients and exceptions provided by the new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated for effectiveness after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022. In April 2022, the FASB proposed extending the sunset date under Topic 848 to December 31, 2024. The change is to align the temporary accounting relief guidance with the expected cessation date of LIBOR, which was postponed by administrators earlier this year to June 2023, a year after the current sunset date of ASU 2020-04.

In order to assess the impact of transition and ensure a successful transition process, the Company established a LIBOR Transition Program led by the LIBOR Transition Steering Committee (the Committee), which is an internal, cross-functional team with representatives from all relevant business lines, support functions and legal counsel. A LIBOR impact and risk assessment has been performed, and the Committee has developed and prioritized action items. All financial contracts that reference LIBOR have been identified and LIBOR fallback language has been included in key loan provisions of new and renewed loans in preparation from transition from LIBOR. The Company ceased originating new loans with LIBOR as a reference rate at the end of 2021 and is actively working with customers to modify existing loans that reference LIBOR to a new reference rate. The Company plans to finish transitioning the impacted loans by late spring of 2023.

Credit Losses The FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", in March 2022. This ASU eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The guidance is effective January 1, 2023. The Company is evaluating the guidance to determine the impact on the Company's consolidated financial statements.

Fair Value Measurement The FASB issued ASU 2022-03 "Fair Value Measurement of Equity Securities Subject to
Contractual Sale Restrictions", in June 2022. ASU 2022-3 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance is effective January 1, 2024. The Company is evaluating the guidance to determine the impact on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2022 and 2021

	Second Quarter 2022			Second Quarter 2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,385,181	$42,402	3.16%	$6,211,610	$48,844	3.15%
Real estate — construction and land	1,225,267	12,489	4.09	1,088,433	9,670	3.56
Real estate — business	3,163,508	29,173	3.70	3,014,955	26,223	3.49
Real estate — personal	2,825,578	23,043	3.27	2,804,388	23,163	3.31
Consumer	2,070,560	18,697	3.62	2,004,625	19,178	3.84
Revolving home equity	272,280	2,507	3.69	287,031	2,455	3.43
Consumer credit card	537,681	15,170	11.32	575,725	16,101	11.22
Overdrafts	5,524	—	—	3,735	—	—
Total loans	15,485,579	143,481	3.72	15,990,502	145,634	3.65
Loans held for sale	7,933	161	8.14	23,389	245	4.20
Investment securities:
U.S. government and federal agency obligations	1,119,305	13,770	4.93	719,849	9,912	5.52
Government-sponsored enterprise obligations	55,762	332	2.39	50,793	295	2.33
State and municipal obligations(A)	2,126,380	12,189	2.30	1,966,673	11,834	2.41
Mortgage-backed securities	7,158,252	35,602	1.99	6,685,407	18,464	1.11
Asset-backed securities	4,038,113	13,612	1.35	2,653,928	8,262	1.25
Other debt securities	643,463	3,157	1.97	605,772	3,118	2.06
Trading debt securities(A)	43,904	269	2.46	34,955	104	1.19
Equity securities(A)	9,094	610	26.90	4,914	528	43.10
Other securities(A)	195,090	10,886	22.38	156,984	4,657	11.90
Total investment securities	15,389,363	90,427	2.36	12,879,275	57,174	1.78
Federal funds sold	4,269	19	1.79	1,338	2.60
Securities purchased under agreements to resell	1,703,569	4,385	1.03	937,372	10,416	4.46
Interest earning deposits with banks	1,248,942	2,428.78		2,724,782	743.11
Total interest earning assets	33,839,655	240,901	2.86	32,556,658	214,214	2.64
Allowance for credit losses on loans	(134,670)			(200,801)
Unrealized gain (loss) on debt securities	(851,110)			197,124
Cash and due from banks	315,352			329,366
Premises and equipment, net	401,663			403,810
Other assets	521,478			525,813
Total assets	$34,092,368			$33,811,970
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,609,694	157.04		$1,474,391	277.08
Interest checking and money market	14,847,306	2,121.06		13,283,481	1,567.05
Certificates of deposit of less than $100,000	411,655	205.20		491,446	327.27
Certificates of deposit of $100,000 and over	648,728	470.29		1,354,685	661.20
Total interest bearing deposits	17,517,383	2,953.07		16,604,003	2,832.07
Borrowings:
Federal funds purchased	$113,128	$224.79		23,292	$3.05
Securities sold under agreements to repurchase	2,258,184	2,702.48		2,142,404	317.06
Other borrowings(B)	2,029	12	2.37	978	2.82
Total borrowings	2,373,341	2,938.50		2,166,674	322.06
Total interest bearing liabilities	19,890,724	5,891.12%		18,770,677	3,154.07%
Non-interest bearing deposits	11,209,680			11,109,198
Other liabilities	139,986			527,401
Equity	2,851,978			3,404,694
Total liabilities and equity	$34,092,368			$33,811,970
Net interest margin (T/E)		$235,010			$211,060
Net yield on interest earning assets			2.79%			2.60%
(A) Stated on a tax equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2022 and 2021

	Six Months 2022			Six Months 2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,354,845	$80,818	3.04%	$6,371,378	$98,542	3.12%
Real estate — construction and land	1,180,334	23,015	3.93	1,090,191	19,212	3.55
Real estate — business	3,129,477	54,974	3.54	3,018,945	52,467	3.50
Real estate — personal	2,817,325	45,739	3.27	2,815,190	46,861	3.36
Consumer	2,055,464	36,781	3.61	1,976,132	38,482	3.93
Revolving home equity	273,065	4,854	3.58	293,167	4,950	3.40
Consumer credit card	539,254	30,300	11.33	592,145	32,567	11.09
Overdrafts	5,352	—	—	3,641	—	—
Total loans	15,355,116	276,481	3.63	16,160,789	293,081	3.66
Loans held for sale	8,654	311	7.25	29,567	549	3.74
Investment securities:
U.S. government and federal agency obligations	1,111,570	23,087	4.19	722,593	14,454	4.03
Government-sponsored enterprise obligations	53,777	630	2.36	50,797	590	2.34
State and municipal obligations(A)	2,102,125	23,897	2.29	1,962,677	23,717	2.44
Mortgage-backed securities	7,236,993	71,372	1.99	6,841,099	42,463	1.25
Asset-backed securities	3,985,877	24,596	1.24	2,371,280	15,389	1.31
Other debt securities	639,875	6,291	1.98	588,042	6,138	2.10
Trading debt securities(A)	42,304	454	2.16	33,645	190	1.14
Equity securities(A)	9,295	1,219	26.45	4,619	1,056	46.10
Other securities(A)	193,708	13,688	14.25	155,515	6,654	8.63
Total investment securities	15,375,524	165,234	2.17	12,730,267	110,651	1.75
Federal funds sold	2,670	20	1.51	676	2.60
Securities purchased under agreements to resell	1,718,644	9,685	1.14	893,927	21,544	4.86
Interest earning deposits with banks	1,924,731	3,579.37		2,105,994	1,113.11
Total interest earning assets	34,385,339	455,310	2.67	31,921,220	426,940	2.70
Allowance for credit losses on loans	(142,136)			(210,602)
Unrealized gain (loss) on debt securities	(514,573)			240,079
Cash and due from banks	327,728			341,898
Premises and equipment, net	404,317			402,527
Other assets	539,219			538,986
Total assets	$34,999,894			$33,234,108
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,586,522	335.04		$1,404,174	554.08
Interest checking and money market	14,898,234	3,703.05		13,127,919	3,393.05
Certificates of deposit of less than $100,000	420,703	344.16		504,017	800.32
Certificates of deposit of $100,000 and over	754,890	897.24		1,292,724	1,723.27
Total interest bearing deposits	17,660,349	5,279.06		16,328,834	6,470.08
Borrowings:
Federal funds purchased	$68,490	$231.68		$30,125	8.05
Securities sold under agreements to repurchase	2,484,071	3,384.27		2,135,758	624.06
Other borrowings(B)	1,402	13	1.87	905	4.89
Total borrowings	2,553,963	3,628.29		2,166,788	636.06
Total interest bearing liabilities	20,214,312	8,907.09%		18,495,622	7,106.08%
Non-interest bearing deposits	11,376,265			10,775,770
Other liabilities	321,805			567,584
Equity	3,087,512			3,395,132
Total liabilities and equity	$34,999,894			$33,234,108
Net interest margin (T/E)		$446,403			$419,834
Net yield on interest earning assets			2.62%			2.65%
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

The tables below show the effects of gradual shifts in interest rates over a twelve month period on the Company’s net interest income versus the Company's net interest income in a flat rate scenario.  Simulation A presents three rising rate scenarios and one falling rate scenario, and in each scenario, rates are assumed to change evenly over 12 months. In these scenarios, the balance sheet remains flat.

The sensitivity of deposit balances to changes in rates is particularly difficult to estimate in low interest rate environments. Since the future effects of changes in rates on deposit balances cannot be known with certainty, the Company conservatively models alternate scenarios with deposit attrition as rates rise. Simulation B illustrates results from these higher attrition scenarios to provide added perspective on potential effects of higher rates.

The Company utilizes these simulations both for monitoring interest rate risk and for liquidity planning purposes.  While the future effects of rising rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and its effect on the Company’s performance.

Simulation A	June 30, 2022			March 31, 2022
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$45.2	4.91%	$—	$75.3	9.21%	$—
200 basis points rising	36.9	4.01	—	57.5	7.03	—
100 basis points rising	23.5	2.55	—	31.5	3.86	—
100 basis points falling	(35.3)	(3.83)	—	—	—	—

Simulation B	June 30, 2022			March 31, 2022
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$(35.2)	(4.01)%	$(1,770.5)	$7.6	.94%	$(2,001.8)
200 basis points rising	(14.2)	(1.62)	(1,208.0)	14.1	1.73	(1,414.9)
100 basis points rising	(2.7)	(.31)	(612.5)	12.9	1.58	(673.4)
100 basis points falling	(2.7)	(.31)%	1,086.4	—	—	—

Under Simulation A, in the three rising rate scenarios and 100 basis points falling rate scenario, interest rate risk is less asset sensitive than the previous quarter, primarily due to an increase in the Federal funds rate, which impacts surge deposit runoff and increases non-maturity deposit rates. Deposit attrition was removed from the simulation in both the current and previous quarters.

In Simulation B, the assumed levels of deposit attrition were modeled to capture the results of a shrinking balance sheet. Under this Simulation, in the three rising rate scenarios and the 100 basis points falling rate scenario, interest rate risk is liability sensitive, while in the previous quarter it was asset sensitive. This was primarily due to an increase in the Federal funds rate, which impacts surge deposit runoff and puts upward pressure on non-maturity deposit rates.

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

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 - 30, 2022	125,388	$70.65	125,388	4,875,950
May 1 - 31, 2022	435,791	$67.74	435,791	4,440,159
June 1 - 30, 2022	285,044	$66.56	285,044	4,155,115
Total	846,223	$67.77	846,223	4,155,115

The Company's stock purchases shown above were made under authorizations by the Board of Directors. In April 2022, the Board approved the purchase of additional shares, bringing the total shares authorized for purchase to 5,000,000 at April 20, 2022. At June 30, 2022, 4,155,115 shares remained available for purchase.

Item 6. EXHIBITS
10 — Amendment 12 to Development Services Agreement. (Development Services Agreement filed in the Company's quarterly report on Form 10-Q dated November 5, 2020.) *

31.1 — Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: August 5, 2022		Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: August 5, 2022		(Chief Accounting Officer)