Form 10-Q
period 2022-09-30
COMMERCE BANCSHARES INC /MO/
filed 2022-11-04
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended September 30, 2022

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 2, 2022, the registrant had outstanding 119,352,570 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
ASSETS
Loans	$15,898,958	$15,176,359
Allowance for credit losses on loans	(143,377)	(150,044)
Net loans	15,755,581	15,026,315
Loans held for sale (including $1,426,000 and $5,570,000 of residential mortgage loans carried at fair value at September 30, 2022 and December 31, 2021, respectively)	8,062	8,615
Investment securities:
Available for sale debt, at fair value (amortized cost of $14,176,324,000 and $14,419,133,000 at
September 30, 2022 and December 31, 2021, respectively, and allowance for credit losses of $—
at both September 30, 2022 and December 31, 2021)	12,632,510	14,450,027
Trading debt	39,222	46,235
Equity	8,954	9,202
Other	222,742	194,047
Total investment securities	12,903,428	14,699,511
Federal funds sold	14,020	2,800
Securities purchased under agreements to resell	1,275,000	1,625,000
Interest earning deposits with banks	642,943	3,971,217
Cash and due from banks	344,178	305,539
Premises and equipment – net	407,833	388,738
Goodwill	138,921	138,921
Other intangible assets – net	15,599	15,570
Other assets	1,097,031	506,862
Total assets	$32,602,596	$36,689,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$10,468,591	$11,772,374
Savings, interest checking and money market	16,014,487	16,598,085
Certificates of deposit of less than $100,000	391,145	435,960
Certificates of deposit of $100,000 and over	597,093	1,006,654
Total deposits	27,471,316	29,813,073
Federal funds purchased and securities sold under agreements to repurchase	2,314,590	3,022,967
Other borrowings	1,831	12,560
Other liabilities	443,752	392,164
Total liabilities	30,231,489	33,240,764
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 140,000,000; issued 122,160,705 shares at September 30, 2022 and December 31, 2021	610,804	610,804
Capital surplus	2,683,631	2,689,894
Retained earnings	353,446	92,493
Treasury stock of 2,553,242 shares at September 30, 2022
and 476,392 shares at December 31, 2021, at cost	(176,943)	(32,973)
Accumulated other comprehensive income	(1,119,344)	77,080
Total Commerce Bancshares, Inc. stockholders' equity	2,351,594	3,437,298
Non-controlling interest	19,513	11,026
Total equity	2,371,107	3,448,324
Total liabilities and equity	$32,602,596	$36,689,088
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2022	2021	2022	2021
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$171,272	$142,887	$445,873	$433,809
Interest and fees on loans held for sale	159	187	470	736
Interest on investment securities	79,586	63,904	241,326	170,604
Interest on federal funds sold	94	1	114	3
Interest on securities purchased under agreements to resell	5,984	9,007	15,669	30,551
Interest on deposits with banks	5,571	995	9,150	2,108
Total interest income	262,666	216,981	712,602	637,811
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	7,545	1,817	11,583	5,764
Certificates of deposit of less than $100,000	411	206	755	1,006
Certificates of deposit of $100,000 and over	871	450	1,768	2,173
Interest on federal funds purchased and securities sold under
agreements to repurchase	7,891	480	11,506	1,112
Interest on other borrowings	(425)	(9)	(554)	(11)
Total interest expense	16,293	2,944	25,058	10,044
Net interest income	246,373	214,037	687,544	627,767
Provision for credit losses	15,290	(7,385)	12,594	(59,272)
Net interest income after credit losses	231,083	221,422	674,950	687,039
NON-INTEREST INCOME
Trust fees	45,406	48,950	140,009	139,334
Bank card transaction fees	45,638	42,815	131,556	123,118
Deposit account charges and other fees	24,521	25,161	72,392	71,724
Consumer brokerage services	5,085	4,900	14,599	13,484
Capital market fees	3,393	3,794	10,845	12,102
Loan fees and sales	3,094	6,842	10,575	24,472
Other	11,377	5,044	29,734	28,460
Total non-interest income	138,514	137,506	409,710	412,694
INVESTMENT SECURITIES GAINS, NET	3,410	13,108	11,602	39,765
NON-INTEREST EXPENSE
Salaries and employee benefits	137,393	132,824	415,589	392,608
Data processing and software	28,050	25,598	82,701	76,015
Net occupancy	12,544	12,329	37,343	35,877
Equipment	5,036	4,440	14,338	13,398
Supplies and communication	4,581	4,530	13,655	12,688
Marketing	6,228	5,623	18,408	16,461
Other	19,052	26,276	50,003	55,272
Total non-interest expense	212,884	211,620	632,037	602,319
Income before income taxes	160,123	160,416	464,225	537,179
Less income taxes	33,936	34,662	97,859	111,947
Net income	126,187	125,754	366,366	425,232
Less non-controlling interest expense	3,364	3,193	9,595	9,373
Net income attributable to Commerce Bancshares, Inc.	$122,823	$122,561	$356,771	$415,859
Net income per common share — basic	$1.03	$1.00	$2.96	$3.38
Net income per common share — diluted	$1.02	$.99	$2.95	$3.37
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2022	2021	2022	2021
	(Unaudited)
Net income	$126,187	$125,754	$366,366	$425,232
Other comprehensive income (loss):
Net unrealized losses on available for sale debt securities	(345,565)	(57,068)	(1,181,031)	(160,019)
Pension loss amortization	302	451	947	1,326
Unrealized losses on cash flow hedge derivatives	(7,187)	(4,607)	(16,340)	(13,518)
Other comprehensive income (loss)	(352,450)	(61,224)	(1,196,424)	(172,211)
Comprehensive income (loss)	(226,263)	64,530	(830,058)	253,021
Less non-controlling interest expense	3,364	3,193	9,595	9,373
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$(229,627)	$61,337	$(839,653)	$243,648
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended September 30, 2022 and 2021

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance June 30, 2022	$610,804	$2,682,161	$262,363	$(129,588)	$(766,894)	$16,467	$2,675,313
Net income			122,823			3,364	126,187
Other comprehensive loss					(352,450)		(352,450)
Distributions to non-controlling interest						(318)	(318)
Purchases of treasury stock				(50,116)			(50,116)
Issuance of stock under purchase and equity compensation plans		(2,762)		2,761			(1)
Stock-based compensation		4,232					4,232
Cash dividends paid on common stock ($0.265 per share)			(31,740)				(31,740)
Balance September 30, 2022	$610,804	$2,683,631	$353,446	$(176,943)	$(1,119,344)	$19,513	$2,371,107
Balance June 30, 2021	$589,352	$2,424,157	$304,739	$(53,018)	$220,390	$8,210	$3,493,830
Net Income			122,561			3,193	125,754
Other comprehensive loss					(61,224)		(61,224)
Distributions to non-controlling interest						(193)	(193)
Purchases of treasury stock				(40,165)			(40,165)
Sale of non-controlling interest of subsidiary		659				(659)	—
Issuance of stock under purchase and equity compensation plans		(1,137)		1,136			(1)
Stock-based compensation		3,865					3,865
Cash dividends paid on common stock ($.250 per share)			(30,645)				(30,645)
Balance September 30, 2021	$589,352	$2,427,544	$396,655	$(92,047)	$159,166	$10,551	$3,491,221
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2022 and 2021

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2021	$610,804	$2,689,894	$92,493	$(32,973)	$77,080	$11,026	$3,448,324
Net income			356,771			9,595	366,366
Other comprehensive loss					(1,196,424)		(1,196,424)
Distributions to non-controlling interest						(1,108)	(1,108)
Purchases of treasury stock				(163,321)			(163,321)
Issuance of stock under purchase and equity compensation plans		(18,904)		19,351			447
Stock-based compensation		12,641					12,641
Cash dividends on common stock ($.795 per share)			(95,818)				(95,818)
Balance September 30, 2022	$610,804	$2,683,631	$353,446	$(176,943)	$(1,119,344)	$19,513	$2,371,107
Balance December 31, 2020	$589,352	$2,436,288	$73,000	$(32,970)	$331,377	$2,925	$3,399,972
Net income			415,859			9,373	425,232
Other comprehensive loss					(172,211)		(172,211)
Distributions to non-controlling interest						(1,088)	(1,088)
Purchases of treasury stock				(80,052)			(80,052)
Sale of non-controlling interest of subsidiary		659				(659)	—
Issuance of stock under purchase and equity compensation plans		(20,991)		20,975			(16)
Stock-based compensation		11,588					11,588
Cash dividends on common stock ($.750 per share)			(92,204)				(92,204)
Balance September 30, 2021	$589,352	$2,427,544	$396,655	$(92,047)	$159,166	$10,551	$3,491,221
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2022	2021
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$366,366	$425,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,594	(59,272)
Provision for depreciation and amortization	35,350	33,554
Amortization of investment security premiums, net	8,565	51,822
Investment securities gains, net (A)	(11,602)	(39,765)
Net gains on sales of loans held for sale	(2,607)	(18,849)
Originations of loans held for sale	(114,765)	(442,853)
Proceeds from sales of loans held for sale	116,421	485,231
Net (increase) decrease in trading debt securities, excluding unsettled transactions	14,080	(9,093)
Purchase of interest rate floor	(16,849)	—
Stock-based compensation	12,641	11,588
(Increase) decrease in interest receivable	(21,959)	11,449
Increase (decrease) in interest payable	1,097	(3,168)
Increase in income taxes payable	168	19,831
Other changes, net	70,285	20,418
Net cash provided by operating activities	469,785	486,125
INVESTING ACTIVITIES:
Distributions received from equity-method investment	400	13,540
Proceeds from sales of investment securities (A)	55,690	10,060
Proceeds from maturities/pay downs of investment securities (A)	2,079,939	2,571,116
Purchases of investment securities (A)	(1,951,694)	(4,457,716)
Net (increase) decrease in loans	(736,474)	1,166,769
Securities purchased under agreements to resell	(200,000)	(900,000)
Repayments of securities purchased under agreements to resell	550,000	—
Purchases of premises and equipment	(46,636)	(37,385)
Sales of premises and equipment	1,613	4,786
Net cash used in investing activities	(247,162)	(1,628,830)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(2,078,327)	1,428,561
Net decrease in certificates of deposit	(454,376)	(228,916)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(708,377)	155,370
Net increase (decrease) in other borrowings	(10,729)	3,204
Purchases of treasury stock	(163,321)	(80,052)
Issuance of stock under equity compensation plans	447	(16)
Cash dividends paid on common stock	(95,818)	(92,204)
Net cash provided by (used in) financing activities	(3,510,501)	1,185,947
Increase (decrease) in cash, cash equivalents and restricted cash	(3,287,878)	43,242
Cash, cash equivalents and restricted cash at beginning of year	4,296,954	2,208,328
Cash, cash equivalents and restricted cash at September 30	$1,009,076	$2,251,570
Income tax payments, net	$92,646	$87,989
Interest paid on deposits and borrowings	$23,961	$13,213
Loans transferred to foreclosed real estate	$457	$172
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $7.9 million and $18.6 million at September 30, 2022 and 2021, respectively.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2021 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the nine month period ended September 30, 2022 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at September 30, 2022 and December 31, 2021 are as follows:

(In thousands)	September 30, 2022	December 31, 2021
Commercial:
Business	$5,528,895	$5,303,535
Real estate – construction and land	1,206,955	1,118,266
Real estate – business	3,331,627	3,058,837
Personal Banking:
Real estate – personal	2,862,519	2,805,401
Consumer	2,116,371	2,032,225
Revolving home equity	286,026	275,945
Consumer credit card	563,349	575,410
Overdrafts	3,216	6,740
Total loans	$15,898,958	$15,176,359

Accrued interest receivable totaled $46.2 million and $25.9 million at September 30, 2022 and December 31, 2021, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended September 30, 2022, the Company wrote-off accrued interest by reversing interest income of $48 thousand and $699 thousand in the Commercial and Personal Banking portfolios, respectively. Similarly, for the nine months ended September 30, 2022, the Company wrote-off accrued interest of $103 thousand and $2.4 million in the Commercial and Personal Banking portfolios, respectively.

At September 30, 2022, loans of $3.1 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at September 30, 2022 and June 30, 2022 are discussed below.

Key Assumption	September 30, 2022	June 30, 2022

Overall economic forecast	•High inflation, rising interest rates, supply chain difficulties and a weaker job market create an expectation of a mild recession in 2023 •Continued monetary policy tightening to rein in inflation
•Positive economic momentum faced with continued COVID challenges, supply constraints and high inflation
•Continued monetary policy tightening to rein in inflation
•Uncertainties related to supply chain issues and the timing and likelihood of a recession

Reasonable and supportable period and related reversion period	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method	•One year for commercial and personal banking loans •Reversion to historical average loss rates within two quarters using straight-line method
Forecasted macro-economic variables	•Unemployment rate ranging from 3.7% to 4.6% during the supportable forecast period •Real GDP growth ranging from (.3)% to .2% •Prime rate from 6.6% to 7.0% •BBB corporate yield from 5.03% to 5.7%	•Unemployment rate ranging from 3.5% to 3.7% during the supportable forecast period •Real GDP growth ranging from 1.5% to 2.7% •Prime rate from 4.9% to 6.2%
Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 16.5% to 28.1% for most loan pools •67.7% for consumer credit cards	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 16.5% to 28.5% for most loan pools •67.0% for consumer credit cards
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

The current forecast projects a mild recession in 2023 due to high inflation, rising interest rates, supply chain difficulties and a weaker job market. The Russian invasion of Ukraine created additional uncertainty as the world responds to the economic impact. The geopolitical environment, trends in health conditions and impacted supply constraints could significantly modify economic projections used in the estimation of the allowance for credit losses and liability for unfunded lending commitments.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three and nine months ended September 30, 2022 and 2021, respectively, follows:

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$99,525	$38,514	$138,039	$97,776	$52,268	$150,044
Provision for credit losses on loans	4,014	6,136	10,150	5,851	900	6,751
Deductions:
Loans charged off	509	6,721	7,230	893	20,539	21,432
Less recoveries on loans	56	2,362	2,418	352	7,662	8,014
Net loan charge-offs	453	4,359	4,812	541	12,877	13,418
Balance September 30, 2022	$103,086	$40,291	$143,377	$103,086	$40,291	$143,377
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,617	$1,290	$24,907	$23,271	$933	$24,204
Provision for credit losses on unfunded lending commitments	5,182	(42)	5,140	5,528	315	5,843
Balance September 30, 2022	$28,799	$1,248	$30,047	$28,799	$1,248	$30,047
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$131,885	$41,539	$173,424	$131,885	$41,539	$173,424

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$98,038	$74,357	$172,395	$121,549	$99,285	$220,834
Provision for credit losses on loans	186	(6,147)	(5,961)	(28,302)	(15,447)	(43,749)
Deductions:
Loans charged off	190	6,387	6,577	692	27,694	28,386
Less recoveries on loans	130	2,788	2,918	5,609	8,467	14,076
Net loan charge-offs (recoveries)	60	3,599	3,659	(4,917)	19,227	14,310
Balance September 30, 2021	$98,164	$64,611	$162,775	$98,164	$64,611	$162,775
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,350	$858	$24,208	$37,259	$1,048	$38,307
Provision for credit losses on unfunded lending commitments	(1,564)	140	(1,424)	(15,473)	(50)	(15,523)
Balance September 30, 2021	$21,786	$998	$22,784	$21,786	$998	$22,784
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$119,950	$65,609	$185,559	$119,950	$65,609	$185,559

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2022 and December 31, 2021.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2022
Commercial:
Business	$5,513,234	$9,480	$536	$5,645	$5,528,895
Real estate – construction and land	1,206,395	560	—	—	1,206,955
Real estate – business	3,307,921	23,557	—	149	3,331,627
Personal Banking:
Real estate – personal	2,847,665	10,506	2,958	1,390	2,862,519
Consumer	2,091,670	21,135	3,566	—	2,116,371
Revolving home equity	284,595	541	890	—	286,026
Consumer credit card	553,815	4,989	4,545	—	563,349
Overdrafts	2,830	343	43	—	3,216
Total	$15,808,125	$71,111	$12,538	$7,184	$15,898,958
December 31, 2021
Commercial:
Business	$5,292,125	$3,621	$477	$7,312	$5,303,535
Real estate – construction and land	1,117,434	832	—	—	1,118,266
Real estate – business	3,058,566	57	—	214	3,058,837
Personal Banking:
Real estate – personal	2,796,662	4,125	2,983	1,631	2,805,401
Consumer	2,005,556	24,458	2,211	—	2,032,225
Revolving home equity	274,372	772	801	—	275,945
Consumer credit card	565,335	4,821	5,254	—	575,410
Overdrafts	6,425	315	—	—	6,740
Total	$15,116,475	$39,001	$11,726	$9,157	$15,176,359

At September 30, 2022, the Company had $4.1 million in non-accrual business loans that had no allowance for credit loss. At December 31, 2021, the Company had $5.3 million in non-accrual business loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the three and nine months ended September 30, 2022 and 2021, respectively.

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

The risk category of loans in the Commercial portfolio as of September 30, 2022 and December 31, 2021 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2022
Business
Risk Rating:
Pass	$1,167,741	$902,680	$519,179	$396,052	$188,319	$255,455	$2,041,998	$5,471,424
Special mention	2,205	5,535	224	635	70	7,994	1,923	18,586
Substandard	6,600	5,409	794	3,690	2,817	10,064	3,866	33,240
Non-accrual	430	55	60	51	956	4,093	—	5,645
Total Business:	$1,176,976	$913,679	$520,257	$400,428	$192,162	$277,606	$2,047,787	$5,528,895
Real estate-construction
Risk Rating:
Pass	$399,880	$560,930	$140,643	$26,840	$1,362	$2,208	$17,474	$1,149,337
Special mention	—	—	—	—	—	—	—	—
Substandard	—	19,500	9,999	—	14,926	13,193	—	57,618
Total Real estate-construction:	$399,880	$580,430	$150,642	$26,840	$16,288	$15,401	$17,474	$1,206,955
Real estate-business
Risk Rating:
Pass	$876,470	$641,482	$576,752	$468,588	$167,190	$292,556	$90,112	$3,113,150
Special mention	2,854	3,447	632	9,854	985	526	—	18,298
Substandard	—	30,992	61,356	11,437	33,977	62,268	—	200,030
Non-accrual	—	—	—	—	140	9	—	149
Total Real estate-business:	$879,324	$675,921	$638,740	$489,879	$202,292	$355,359	$90,112	$3,331,627
Commercial loans
Risk Rating:
Pass	$2,444,091	$2,105,092	$1,236,574	$891,480	$356,871	$550,219	$2,149,584	$9,733,911
Special mention	5,059	8,982	856	10,489	1,055	8,520	1,923	36,884
Substandard	6,600	55,901	72,149	15,127	51,720	85,525	3,866	290,888
Non-accrual	430	55	60	51	1,096	4,102	—	5,794
Total Commercial loans:	$2,456,180	$2,170,030	$1,309,639	$917,147	$410,742	$648,366	$2,155,373	$10,067,477

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2021
Business
Risk Rating:
Pass	$1,473,869	$704,157	$554,759	$248,739	$159,238	$270,454	$1,795,073	$5,206,289
Special mention	1,785	126	17,576	12,050	1,490	3,232	16,545	52,804
Substandard	836	1,191	8,855	4,936	1	10,775	10,536	37,130
Non-accrual	430	—	1	1,549	—	5,332	—	7,312
Total Business:	$1,476,920	$705,474	$581,191	$267,274	$160,729	$289,793	$1,822,154	$5,303,535
Real estate-construction
Risk Rating:
Pass	$598,734	$346,507	$66,985	$2,110	$2,655	$2,252	$13,230	$1,032,473
Special mention	44,649	—	—	985	—	—	—	45,634
Substandard	485	11,620	—	14,896	13,158	—	—	40,159
Total Real estate-construction:	$643,868	$358,127	$66,985	$17,991	$15,813	$2,252	$13,230	$1,118,266
Real estate- business
Risk Rating:
Pass	$775,561	$712,173	$551,697	$230,138	$170,888	$254,489	$76,641	$2,771,587
Special mention	4,011	30,322	10,500	37,576	2,068	2,103	1	86,581
Substandard	17,079	62,939	12,930	2,326	58,934	45,265	982	200,455
Non-accrual	—	—	—	189	—	25	—	214
Total Real-estate business:	$796,651	$805,434	$575,127	$270,229	$231,890	$301,882	$77,624	$3,058,837
Commercial loans
Risk Rating:
Pass	$2,848,164	$1,762,837	$1,173,441	$480,987	$332,781	$527,195	$1,884,944	$9,010,349
Special mention	50,445	30,448	28,076	50,611	3,558	5,335	16,546	185,019
Substandard	18,400	75,750	21,785	22,158	72,093	56,040	11,518	277,744
Non-accrual	430	—	1	1,738	—	5,357	—	7,526
Total Commercial loans:	$2,917,439	$1,869,035	$1,223,303	$555,494	$408,432	$593,927	$1,913,008	$9,480,638

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of September 30, 2022 and December 31, 2021 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2022
Real estate-personal
Current to 90 days past due	$422,198	$602,071	$795,233	$299,702	$138,681	$590,278	$10,008	$2,858,171
Over 90 days past due	198	617	907	71	114	1,051	—	2,958
Non-accrual	—	—	—	172	104	1,114	—	1,390
Total Real estate-personal:	$422,396	$602,688	$796,140	$299,945	$138,899	$592,443	$10,008	$2,862,519
Consumer
Current to 90 days past due	$449,631	$409,063	$228,612	$122,966	$44,230	$71,452	$786,851	$2,112,805
Over 90 days past due	50	344	784	183	325	274	1,606	3,566
Total Consumer:	$449,681	$409,407	$229,396	$123,149	$44,555	$71,726	$788,457	$2,116,371
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$285,136	$285,136
Over 90 days past due	—	—	—	—	—	—	890	890
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$286,026	$286,026
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$558,804	$558,804
Over 90 days past due	—	—	—	—	—	—	4,545	4,545
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$563,349	$563,349
Overdrafts
Current to 90 days past due	$3,173	$—	$—	$—	$—	$—	$—	$3,173
Over 90 days past due	43	—	—	—	—	—	—	43
Total Overdrafts:	$3,216	$—	$—	$—	$—	$—	$—	$3,216
Personal banking loans
Current to 90 days past due	$875,002	$1,011,134	$1,023,845	$422,668	$182,911	$661,730	$1,640,799	$5,818,089
Over 90 days past due	291	961	1,691	254	439	1,325	7,041	12,002
Non-accrual	—	—	—	172	104	1,114	—	1,390
Total Personal banking loans:	$875,293	$1,012,095	$1,025,536	$423,094	$183,454	$664,169	$1,647,840	$5,831,481

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2021
Real estate-personal
Current to 90 days past due	$690,058	$888,631	$354,292	$157,485	$149,391	$551,460	$9,470	$2,800,787
Over 90 days past due	133	1,150	298	124	97	1,181	—	2,983
Non-accrual	115	—	251	109	—	1,156	—	1,631
Total Real estate-personal:	$690,306	$889,781	$354,841	$157,718	$149,488	$553,797	$9,470	$2,805,401
Consumer
Current to 90 days past due	$571,455	$348,774	$192,076	$79,887	$47,401	$78,088	$712,333	$2,030,014
Over 90 days past due	283	335	257	250	74	351	661	2,211
Total Consumer:	$571,738	$349,109	$192,333	$80,137	$47,475	$78,439	$712,994	$2,032,225
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$275,144	$275,144
Over 90 days past due	—	—	—	—	—	—	801	801
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$275,945	$275,945
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$570,156	$570,156
Over 90 days past due	—	—	—	—	—	—	5,254	5,254
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$575,410	$575,410
Overdrafts
Current to 90 days past due	$6,740	$—	$—	$—	$—	$—	$—	$6,740
Total Overdrafts:	$6,740	$—	$—	$—	$—	$—	$—	$6,740
Personal banking loans
Current to 90 days past due	$1,268,253	$1,237,405	$546,368	$237,372	$196,792	$629,548	$1,567,103	$5,682,841
Over 90 days past due	416	1,485	555	374	171	1,532	6,716	11,249
Non-accrual	115	—	251	109	—	1,156	—	1,631
Total Personal banking loans:	$1,268,784	$1,238,890	$547,174	$237,855	$196,963	$632,236	$1,573,819	$5,695,721

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2022 and December 31, 2021.

(In thousands)	Business Assets	Oil & Gas Assets	Total
September 30, 2022
Commercial:
Business	$1,156	$1,966	$3,122
Total	$1,156	$1,966	$3,122
December 31, 2021
Commercial:
Business	$1,604	$2,459	$4,063
Total	$1,604	$2,459	$4,063

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $186.8 million at September 30, 2022 and $185.6 million at December 31, 2021. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $197.7 million at September 30, 2022 and $186.6 million at December 31, 2021. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2022 and December 31, 2021 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2022
FICO score:
Under 600	1.3%	1.8%	1.5%	3.6%
600 - 659	2.5	3.9	3.4	11.8
660 - 719	8.1	13.2	9.1	30.2
720 - 779	23.5	23.8	22.4	27.9
780 and over	64.6	57.3	63.6	26.5
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2021
FICO score:
Under 600	1.0%	1.9%	0.9%	3.4%
600 - 659	2.4	3.9	2.6	11.3
660 - 719	7.4	13.8	9.4	29.9
720 - 779	25.2	25.3	20.4	28.2
780 and over	64.0	55.1	66.7	27.2
Total	100.0%	100.0%	100.0%	100.0%

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

(In thousands)	September 30, 2022	December 31, 2021
Accruing restructured loans:
Commercial	$140,564	$46,867
Assistance programs	5,218	6,146
Other consumer	4,289	4,787
Non-accrual loans	5,510	7,087
Total troubled debt restructurings	$155,581	$64,887
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

The table below shows the balance of troubled debt restructurings by loan classification at September 30, 2022, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2022	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$10,958	$—
Real estate - construction and land	10,054	—
Real estate - business	124,046	—
Personal Banking:
Real estate - personal	2,894	653
Consumer	18	—
Revolving home equity	2,394	270
Consumer credit card	5,217	364
Total troubled debt restructurings	$155,581	$1,287

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. However, the effects of modifications to loans under various debt management and assistance programs were estimated to decrease interest income by approximately $663 thousand on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

The Company had commitments of $22.0 million at September 30, 2022 to lend additional funds to borrowers with restructured loans. Additionally, the Company had commitments at September 30, 2022 of $24.0 million related to letters of credit with an internal risk rating below substandard.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At September 30, 2022, the fair value of these loans was $1.4 million, and the unpaid principal balance was $1.5 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at September 30, 2022 totaled $6.6 million.

At September 30, 2022, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $354 thousand and $115 thousand at September 30, 2022 and December 31, 2021, respectively. Personal property acquired in repossession, generally autos, totaled $1.7 million and $1.1 million at September 30, 2022 and December 31, 2021, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at September 30, 2022 and December 31, 2021.

(In thousands)	September 30, 2022	December 31, 2021
Available for sale debt securities	$12,632,510	$14,450,027
Trading debt securities	39,222	46,235
Equity securities:
Readily determinable fair value	6,106	7,153
No readily determinable fair value	2,848	2,049
Other:
Federal Reserve Bank stock	34,707	34,379
Federal Home Loan Bank stock	10,260	10,428
Equity method investments	1,434	1,834
Private equity investments	176,341	147,406
Total investment securities (1)	$12,903,428	$14,699,511
(1)Accrued interest receivable totaled $39.6 million and $39.5 million at September 30, 2022 and December 31, 2021, respectively, and was included within other assets on the consolidated balance sheets.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. This portfolio includes the Company's holdings of Visa Class B shares, which have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2022, the Company did not record any impairment or other adjustments to the carrying amount of its portfolio of equity securities with no readily determinable fair value.

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

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of September 30, 2022 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National

Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$159,019	$158,319
After 1 but within 5 years	735,831	705,287
After 5 but within 10 years	190,134	172,719
Total U.S. government and federal agency obligations	1,084,984	1,036,325
Government-sponsored enterprise obligations:
After 5 but within 10 years	4,987	4,545
After 10 years	50,750	38,630
Total government-sponsored enterprise obligations	55,737	43,175
State and municipal obligations:
Within 1 year	197,465	196,380
After 1 but within 5 years	666,078	636,464
After 5 but within 10 years	936,136	787,205
After 10 years	221,305	183,204
Total state and municipal obligations	2,020,984	1,803,253
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,230,550	4,445,519
Non-agency mortgage-backed securities	1,449,021	1,235,584
Asset-backed securities	3,755,855	3,558,287
Total mortgage and asset-backed securities	10,435,426	9,239,390
Other debt securities:
Within 1 year	50,783	50,639
After 1 but within 5 years	272,029	249,688
After 5 but within 10 years	247,121	202,706
After 10 years	9,260	7,334
Total other debt securities	579,193	510,367
Total available for sale debt securities	$14,176,324	$12,632,510

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $368.7 million, at fair value, at September 30, 2022. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

Allowance for credit losses on available for sale debt securities
Securities for which fair value is less than amortized cost are reviewed for impairment. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or who have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Certain securities are analyzed using a projected cash flow model, discounted to present value, and compared to the current amortized cost bases of the securities. The model uses input factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. Securities not analyzed using the cash flow model are analyzed by reviewing risk ratings, credit support agreements, and industry knowledge to project future cash flows and any possible credit impairment.

At September 30, 2022, the fair value of securities on this watch list was $1.3 billion compared to $13.4 million at December 31, 2021. The majority of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the significant increase in interest rates and were analyzed outside of the cash flow model. At September 30, 2022, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of September 30, 2022, the Company did not identify any securities for which a credit loss exists, and for the nine months ended September 30, 2022 and 2021, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at September 30, 2022 and December 31, 2021. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. Additionally, management does not intend to sell the securities, and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
U.S. government and federal agency obligations	$695,272	$33,081	$283,593	$15,579	$978,865	$48,660
Government-sponsored enterprise obligations	29,954	5,964	13,221	6,598	43,175	12,562
State and municipal obligations	1,101,122	72,473	673,390	145,337	1,774,512	217,810
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,970,947	241,074	2,450,227	544,264	4,421,174	785,338
Non-agency mortgage-backed securities	417,434	63,282	811,318	150,299	1,228,752	213,581
Asset-backed securities	2,145,330	92,243	1,381,680	105,368	3,527,010	197,611
Total mortgage and asset-backed securities	4,533,711	396,599	4,643,225	799,931	9,176,936	1,196,530
Other debt securities	297,155	25,979	210,212	42,847	507,367	68,826
Total	$6,657,214	$534,096	$5,823,641	$1,010,292	$12,480,855	$1,544,388
December 31, 2021
U.S. government and federal agency obligations	$296,492	$2,241	$—	$—	$296,492	$2,241
Government-sponsored enterprise obligations	—	—	18,899	919	18,899	919
State and municipal obligations	876,691	15,874	32,684	1,049	909,375	16,923
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,333,691	59,044	265,835	8,720	3,599,526	67,764
Non-agency mortgage-backed securities	1,285,611	17,222	1,948	19	1,287,559	17,241
Asset-backed securities	2,518,935	19,201	87,893	525	2,606,828	19,726
Total mortgage and asset-backed securities	7,138,237	95,467	355,676	9,264	7,493,913	104,731
Other debt securities	270,409	5,098	58,574	3,017	328,983	8,115
Total	$8,581,829	$118,680	$465,833	$14,249	$9,047,662	$132,929

The entire available for sale debt portfolio included $12.5 billion of securities that were in a loss position at September 30, 2022, compared to $9.0 billion at December 31, 2021.  The total amount of unrealized loss on these securities was $1.5 billion at September 30, 2022, an increase of $1.4 billion compared to the unrealized loss at December 31, 2021.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at September 30, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2022
U.S. government and federal agency obligations	$1,084,984	$1	$(48,660)	$—	$1,036,325
Government-sponsored enterprise obligations	55,737	—	(12,562)	—	43,175
State and municipal obligations	2,020,984	79	(217,810)	—	1,803,253
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,230,550	307	(785,338)	—	4,445,519
Non-agency mortgage-backed securities	1,449,021	144	(213,581)	—	1,235,584
Asset-backed securities	3,755,855	43	(197,611)	—	3,558,287
Total mortgage and asset-backed securities	10,435,426	494	(1,196,530)	—	9,239,390
Other debt securities	579,193	—	(68,826)	—	510,367
Total	$14,176,324	$574	$(1,544,388)	$—	$12,632,510
December 31, 2021
U.S. government and federal agency obligations	$1,035,477	$47,484	$(2,241)	$—	$1,080,720
Government-sponsored enterprise obligations	50,773	1,901	(919)	—	51,755
State and municipal obligations	2,072,210	41,540	(16,923)	—	2,096,827
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,698,088	52,676	(67,764)	—	5,683,000
Non-agency mortgage-backed securities	1,383,037	681	(17,241)	—	1,366,477
Asset-backed securities	3,546,024	12,921	(19,726)	—	3,539,219
Total mortgage and asset-backed securities	10,627,149	66,278	(104,731)	—	10,588,696
Other debt securities	633,524	6,620	(8,115)	—	632,029
Total	$14,419,133	$163,823	$(132,929)	$—	$14,450,027

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2022	2021
Proceeds from sales of securities:
Available for sale debt securities	$85,023	$—
Other investments	3,907	10,060
Total proceeds	$88,930	$10,060

Investment securities gains (losses), net:
Available for sale debt securities:
Losses realized on sales	$(20,274)	$—
Equity securities:
Fair value adjustments, net	(1,048)	152
Other:
Gains realized on sales	104	1,611
Losses realized on sales	(4,313)	—
Fair value adjustments, net	37,133	38,002
Total investment securities gains, net	$11,602	$39,765

Net gains on investment securities for the nine months ended September 30, 2022 were mainly comprised of losses of $20.3 million on sales of available for sale securities, net losses of $4.3 million on sales of private equity investments, and net losses in fair value of $1.0 million on equity investments, offset by net gains in fair value of $37.1 million on private equity investments, due to fair value adjustments.

At September 30, 2022, securities totaling $4.8 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $6.4 billion at December 31, 2021. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $208.3 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of the U.S. Treasury and various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2022				December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(30,499)	$—	$771	$31,270	$(30,266)	$—	$1,004
Mortgage servicing rights	22,161	(10,933)	—	11,228	20,870	(9,600)	(304)	10,966
Total	$53,431	$(41,432)	$—	$11,999	$52,140	$(39,866)	$(304)	$11,970

Aggregate amortization expense on intangible assets was $456 thousand and $682 thousand for the three month periods ended September 30, 2022 and 2021, respectively, and $1.6 million and $2.4 million for the nine month periods ended September 30, 2022 and 2021, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2022. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2022	$1,945
2023	1,389
2024	1,242
2025	1,098
2026	960

Changes in the carrying amount of goodwill and other intangible assets for the nine month period ended September 30, 2022 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2022	$138,921	$3,600	$1,004	$10,966
Originations, net of disposals	—	—	—	1,291
Amortization	—	—	(233)	(1,333)
Impairment recovery	—	—	—	304
Balance September 30, 2022	$138,921	$3,600	$771	$11,228

Goodwill allocated to the Company’s operating segments at September 30, 2022 and December 31, 2021 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2022, that net liability was $3.6 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $516.2 million at September 30, 2022.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2022, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 15 years. At September 30, 2022, the fair value of the Company's guarantee liabilities for RPAs was $94 thousand, and the notional amount of the underlying swaps was $376.4 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

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

The following table provides the components of lease income.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands)	2022	2021	2022	2021
Direct financing and sales-type leases	$5,477	$5,482	$15,838	$17,398
Operating leases(a)	2,175	1,717	6,517	5,721
Total lease income	$7,652	$7,199	$22,355	$23,119
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for the three month periods ended September 30, 2022 and 2021, and $57 thousand for the nine months ended September 30, 2022 and 2021.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2022	2021	2022	2021
Service cost - benefits earned during the period	$128	$95	$391	$284
Interest cost on projected benefit obligation	713	514	2,043	1,626
Expected return on plan assets	(1,135)	(1,151)	(3,386)	(3,399)
Amortization of prior service cost	(68)	(67)	(203)	(203)
Amortization of unrecognized net loss	470	669	1,465	1,971
Net periodic pension cost	$108	$60	$310	$279

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first nine months of 2022, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2022	2021	2022	2021
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$122,823	$122,561	$356,771	$415,859
Less income allocated to nonvested restricted stock	1,119	1,114	3,241	3,792
Net income allocated to common stock	$121,704	$121,447	$353,530	$412,067
Weighted average common shares outstanding	118,895	121,628	119,619	121,889
Basic income per common share	$1.03	$1.00	$2.96	$3.38
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$122,823	$122,561	$356,771	$415,859
Less income allocated to nonvested restricted stock	1,118	1,112	3,236	3,785
Net income allocated to common stock	$121,705	$121,449	$353,535	$412,074
Weighted average common shares outstanding	118,895	121,628	119,619	121,889
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	264	253	274	294
Weighted average diluted common shares outstanding	119,159	121,881	119,893	122,183
Diluted income per common share	$1.02	$.99	$2.95	$3.37

Unexercised stock appreciation rights of 167 thousand and 99 thousand for the three month periods ended September 30, 2022 and 2021, respectively, and 152 thousand and 61 thousand for the nine month periods ended September 30, 2022 and 2021, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2022	$23,174	$(20,668)	$74,574	$77,080
Other comprehensive loss before reclassifications to current earnings	(1,594,981)	—	(3,464)	(1,598,445)
Amounts reclassified to current earnings from accumulated other comprehensive income	20,274	1,262	(18,322)	3,214
Current period other comprehensive income (loss), before tax	(1,574,707)	1,262	(21,786)	(1,595,231)
Income tax (expense) benefit	393,676	(315)	5,446	398,807
Current period other comprehensive income (loss), net of tax	(1,181,031)	947	(16,340)	(1,196,424)
Balance September 30, 2022	$(1,157,857)	$(19,721)	$58,234	$(1,119,344)
Balance January 1, 2021	$263,801	$(25,118)	$92,694	$331,377
Other comprehensive loss before reclassifications to current earnings	(213,362)	—	—	(213,362)
Amounts reclassified to current earnings from accumulated other comprehensive income	—	1,768	(18,024)	(16,256)
Current period other comprehensive income (loss), before tax	(213,362)	1,768	(18,024)	(229,618)
Income tax (expense) benefit	53,343	(442)	4,506	57,407
Current period other comprehensive income (loss), net of tax	(160,019)	1,326	(13,518)	(172,211)
Balance September 30, 2021	$103,782	$(23,792)	$79,176	$159,166
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2022
Net interest income	$86,232	$114,087	$18,637	$218,956	$27,417	$246,373
Provision for credit losses	(4,305)	(506)	5	(4,806)	(10,484)	(15,290)
Non-interest income	30,264	57,115	53,862	141,241	(2,727)	138,514
Investment securities gains, net	—	—	—	—	3,410	3,410
Non-interest expense	(76,832)	(91,372)	(36,194)	(204,398)	(8,486)	(212,884)
Income before income taxes	$35,359	$79,324	$36,310	$150,993	$9,130	$160,123
Nine Months Ended September 30, 2022
Net interest income	$249,761	$333,263	$56,731	$639,755	$47,789	$687,544
Provision for credit losses	(12,727)	(651)	2	(13,376)	782	(12,594)
Non-interest income	89,542	167,581	161,051	418,174	(8,464)	409,710
Investment securities gains, net	—	—	—	—	11,602	11,602
Non-interest expense	(225,232)	(272,224)	(108,967)	(606,423)	(25,614)	(632,037)
Income before income taxes	$101,344	$227,969	$108,817	$438,130	$26,095	$464,225
Three Months Ended September 30, 2021
Net interest income	$80,411	$115,529	$18,075	$214,015	$22	$214,037
Provision for loan losses	(3,557)	(69)	9	(3,617)	11,002	7,385
Non-interest income	35,758	52,092	55,241	143,091	(5,585)	137,506
Investment securities gains, net	—	—	—	—	13,108	13,108
Non-interest expense	(75,996)	(84,601)	(34,285)	(194,882)	(16,738)	(211,620)
Income before income taxes	$36,616	$82,951	$39,040	$158,607	$1,809	$160,416
Nine Months Ended September 30, 2021
Net interest income	$239,157	$340,279	$53,186	$632,622	$(4,855)	$627,767
Provision for credit losses	(19,122)	4,856	10	(14,256)	73,528	59,272
Non-interest income	110,911	155,079	158,731	424,721	(12,027)	412,694
Investment securities gains, net	—	—	—	—	39,765	39,765
Non-interest expense	(220,280)	(246,501)	(101,377)	(568,158)	(34,161)	(602,319)
Income before income taxes	$110,666	$253,713	$110,550	$474,929	$62,250	$537,179

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

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. At September 30, 2022, the Company’s derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings.

(In thousands)	September 30, 2022	December 31, 2021
Interest rate swaps	$1,980,368	$2,229,419
Interest rate floors	500,000	—
Interest rate caps	152,784	152,058
Credit risk participation agreements	536,188	485,633
Foreign exchange contracts	7,435	5,119
Mortgage loan commitments	984	21,787
Mortgage loan forward sale contracts	669	1,165
Forward TBA contracts	1,000	21,000
Total notional amount	$3,179,428	$2,916,181

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

During the third quarter of 2022, the Company entered into an interest rate floor contract of $500.0 million to hedge the risk of declining interest rates on certain floating rate commercial loans. The premium paid for this floor totaled $16.8 million and is forward starting beginning on January 1, 2024. The interest rate floor matures on January 1, 2030. The interest rate floor qualified and was designated as a cash flow hedge and was assessed for effectiveness using regression analysis. The change in the fair value of the interest rate floor is recorded in AOCI, net of the amortization of the premium paid, which is recorded against fees on loans in the consolidated statements of income. As of September 30, 2022, net deferred losses on the interest rate floor totaled $3.5 million (pre-tax) and was recorded in AOCI in the consolidated balance sheet. As of September 30, 2022, over the next twelve months, it is expected that $2.3 million (pre-tax), representing the floor premium amortization, will be reclassified from AOCI into earnings.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of September 30, 2022, the total realized gains on the monetized cash flow hedges remaining in AOCI was $81.0 million (pre-tax), which will be reclassified into interest income over the next 4.2 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at September 30, 2022 that is expected to be reclassified into income within the next 12 months is $23.9 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at September 30, 2022 in the table below, the positive fair values of cleared swaps were reduced by $30.7 million. At December 31, 2021, positive fair values of cleared swaps were reduced by $587 thousand and the negative fair values of cleared swaps were reduced by $29.7 million.

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2022	Dec. 31, 2021	Sept. 30, 2022	Dec. 31, 2021
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$13,385	$—	$—	$—
Total derivatives designated as hedging instruments	$13,385	$—	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$22,256	$40,752	$(52,989)	$(11,606)
Interest rate caps	2,524	147	(2,524)	(147)
Credit risk participation agreements	36	84	(94)	(277)
Foreign exchange contracts	191	77	(156)	(45)
Mortgage loan commitments	5	764	(5)	—
Mortgage loan forward sale contracts	5	5	—	(1)
Forward TBA contracts	58	13	—	(25)
Total derivatives not designated as hedging instruments	$25,075	$41,842	$(55,768)	$(12,101)
Total	$38,460	$41,842	$(55,768)	$(12,101)

The pre-tax effects of derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income are shown in the tables below.

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended September 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$(3,464)	$—	$(3,464)	Interest and fees on loans	$(6,118)	$(7,745)	$1,627
Total	$(3,464)	$—	$(3,464)	Total	$(6,118)	$(7,745)	$1,627
For the Nine Months Ended September 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$(3,464)	$—	$(3,464)	Interest and fees on loans	$(18,322)	$(22,998)	$4,676
Total	$(3,464)	$—	$(3,464)	Total	$(18,322)	$(22,998)	$4,676
For the Three Months Ended September 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$(6,141)	$(7,691)	$1,550
Total	$—	$—	$—	Total	$(6,141)	$(7,691)	$1,550
For the Nine Months Ended September 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$(18,024)	$(22,623)	$4,599
Total	$—	$—	$—	Total	$(18,024)	$(22,623)	$4,599

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2022	2021	2022	2021
Derivative instruments:
Interest rate swaps	Other non-interest income	$88	$24	$1,770	$1,974
Interest rate caps	Other non-interest income	—	—	16	15
Credit risk participation agreements	Other non-interest income	122	47	30	27
Foreign exchange contracts	Other non-interest income	3	(22)	3	62
Mortgage loan commitments	Loan fees and sales	(230)	(309)	(764)	(1,716)
Mortgage loan forward sale contracts	Loan fees and sales	5	(10)	1	18
Forward TBA contracts	Loan fees and sales	117	(184)	1,783	1,676
Total		$105	$(454)	$2,839	$2,056

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
September 30, 2022
Assets:
Derivatives subject to master netting agreements	$38,357	$—	$38,357	$(113)	$(35,763)	$2,481
Derivatives not subject to master netting agreements	103	—	103
Total derivatives	$38,460	$—	$38,460
Liabilities:
Derivatives subject to master netting agreements	$55,681	$—	$55,681	$(113)	$—	$55,568
Derivatives not subject to master netting agreements	87	—	87
Total derivatives	$55,768	$—	$55,768
December 31, 2021
Assets:
Derivatives subject to master netting agreements	$40,970	$—	$40,970	$(347)	$—	$40,623
Derivatives not subject to master netting agreements	872	—	872
Total derivatives	$41,842	$—	$41,842
Liabilities:
Derivatives subject to master netting agreements	$12,019	$—	$12,019	$(347)	$(10,146)	$1,526
Derivatives not subject to master netting agreements	82	—	82
Total derivatives	$12,101	$—	$12,101

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at September 30, 2022 and $400.0 million at December 31, 2021.

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
September 30, 2022
Total resale agreements, subject to master netting arrangements	$1,475,000	$(200,000)	$1,275,000	$—	$(1,275,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,203,390	(200,000)	2,003,390	—	(2,003,390)	—
December 31, 2021
Total resale agreements, subject to master netting arrangements	$2,025,000	$(400,000)	$1,625,000	$—	$(1,625,000)	$—
Total repurchase agreements, subject to master netting arrangements	3,379,582	(400,000)	2,979,582	—	(2,979,582)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2022 and December 31, 2021, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2022
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$420,541	$8,759	$21,828	$451,128
Agency mortgage-backed securities	1,178,459	20,721	202,859	1,402,039
Non-agency mortgage-backed securities	42,141	—	—	42,141
Asset-backed securities	296,075	—	—	296,075
Other debt securities	12,007	—	—	12,007
Total repurchase agreements, gross amount recognized	$1,949,223	$29,480	$224,687	$2,203,390
December 31, 2021
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$600,866	$33,373	$9,259	$643,498
Agency mortgage-backed securities	1,844,652	3,908	400,250	2,248,810
Non-agency mortgage-backed securities	32,299	—	—	32,299
Asset-backed securities	422,525	—	—	422,525
Other debt securities	32,450	—	—	32,450
Total repurchase agreements, gross amount recognized	$2,932,792	$37,281	$409,509	$3,379,582

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $4.2 million and $3.9 million in the three months ended September 30, 2022 and 2021, respectively, and $12.6 million and $11.6 million in the nine months ended September 30, 2022 and 2021, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2022, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	1,120,491	$55.58
Granted	263,497	70.76
Vested	(262,579)	47.78
Forfeited	(23,145)	60.08
Nonvested at September 30, 2022	1,098,264	$61.00

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

Weighted per share average fair value at grant date	$17.42
Assumptions:
Dividend yield	1.5%
Volatility	28.4%
Risk-free interest rate	1.6%
Expected term	5.7 years

A summary of SAR activity during the first nine months of 2022 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	896,348	$46.21
Granted	96,318	70.64
Forfeited	(8,135)	61.68
Expired	(2,350)	56.68
Exercised	(66,608)	40.54
Outstanding at September 30, 2022	915,573	$49.02	5.5 years	$16,367

14. Revenue from Contracts with Customers
ASC 606 "Revenue from Contracts with Customers" requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the nine months ended September 30, 2022, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates non-interest income subject to ASC 606 by major product line.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2022	2021	2022	2021
Bank card transaction fees	$45,638	$42,815	$131,556	$123,118
Trust fees	45,406	48,950	140,009	139,334
Deposit account charges and other fees	24,521	25,161	72,392	71,724
Consumer brokerage services	5,085	4,900	14,599	13,484
Other non-interest income	9,360	2,510	24,605	17,168
Total non-interest income from contracts with customers	130,010	124,336	383,161	364,828
Other non-interest income (1)	8,504	13,170	26,549	47,866
Total non-interest income	$138,514	$137,506	$409,710	$412,694
(1) This revenue is not within the scope of ASC 606, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments contribute approximately 41% and 58%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income are earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the nine month periods ended September 30, 2022 and 2021 for the Company’s significant revenue categories subject to ASC 606.

(In thousands)	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Bank card transaction fees	$14,167	$16,424	$13,349	$14,199
Trust fees	2,073	2,222	2,211	2,071
Deposit account charges and other fees	5,658	6,702	5,969	6,933
Consumer brokerage services	632	391	513	432

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the September 30, 2022 and December 31, 2021 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2022 or the year ended December 31, 2021.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Assets:
Residential mortgage loans held for sale	$1,426	$—	$1,426	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,036,325	1,036,325	—	—
Government-sponsored enterprise obligations	43,175	—	43,175	—
State and municipal obligations	1,803,253	—	1,801,395	1,858
Agency mortgage-backed securities	4,445,519	—	4,445,519	—
Non-agency mortgage-backed securities	1,235,584	—	1,235,584	—
Asset-backed securities	3,558,287	—	3,558,287	—
Other debt securities	510,367	—	510,367	—
Trading debt securities	39,222	—	39,222	—
Equity securities	6,106	6,106	—	—
Private equity investments	176,341	—	—	176,341
Derivatives *	38,460	—	38,419	41
Assets held in trust for deferred compensation plan	16,588	16,588	—	—
Total assets	12,910,653	1,059,019	11,673,394	178,240
Liabilities:
Derivatives *	55,768	—	55,669	99
Liabilities held in trust for deferred compensation plan	16,588	16,588	—	—
Total liabilities	$72,356	$16,588	$55,669	$99
December 31, 2021
Assets:
Residential mortgage loans held for sale	$5,570	$—	$5,570	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,080,720	1,080,720	—	—
Government-sponsored enterprise obligations	51,755	—	51,755	—
State and municipal obligations	2,096,827	—	2,094,843	1,984
Agency mortgage-backed securities	5,683,000	—	5,683,000	—
Non-agency mortgage-backed securities	1,366,477	—	1,366,477	—
Asset-backed securities	3,539,219	—	3,539,219	—
Other debt securities	632,029	—	632,029	—
Trading debt securities	46,235	—	46,235	—
Equity securities	7,153	7,153	—	—
Private equity investments	147,406	—	—	147,406
Derivatives *	41,842	—	40,994	848
Assets held in trust for deferred compensation plan	21,794	21,794	—	—
Total assets	14,720,027	1,109,667	13,460,122	150,238
Liabilities:
Derivatives *	12,101	—	11,824	277
Liabilities held in trust for deferred compensation plan	21,794	21,794	—	—
Total liabilities	$33,895	$21,794	$11,824	$277
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2022
Balance June 30, 2022	$1,816	$161,771	$154	$163,741
Total gains or losses (realized/unrealized):
Included in earnings	—	14,050	(108)	13,942
Included in other comprehensive income *	40	—	—	40
Discount accretion	2	—	—	2
Purchases of private equity investments	—	899	—	899
Sale/pay down of private equity investments	—	(423)	—	(423)
Capitalized interest/dividends	—	44	—	44
Sale of risk participation agreements	—	—	(104)	(104)
Balance September 30, 2022	$1,858	$176,341	$(58)	$178,141
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$—	$14,050	$122	$14,172
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$40	$—	$—	$40
For the nine months ended September 30, 2022
Balance January 1, 2022	$1,984	$147,406	$571	$149,961
Total gains or losses (realized/unrealized):
Included in earnings	—	37,133	(734)	36,399
Included in other comprehensive income *	(130)	—	—	(130)
Discount accretion	4	—	—	4
Purchases of private equity investments	—	2,021	—	2,021
Sale/pay down of private equity investments	—	(10,263)	—	(10,263)
Capitalized interest/dividends	—	44	—	44
Purchase of risk participation agreement	—	—	459	459
Sale of risk participation agreement	—	—	(354)	(354)
Balance September 30, 2022	$1,858	$176,341	$(58)	$178,141
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$—	$37,083	$28	$37,111
*Total gains or losses for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$(130)	$—	$—	$(130)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2021
Balance June 30, 2021	$7,991	$116,246	$1,629	$125,866
Total gains or losses (realized/unrealized):
Included in earnings	—	12,971	(262)	12,709
Included in other comprehensive income *	(175)	—	—	(175)
Investment securities called	(6,000)	—	—	(6,000)
Discount accretion	179	—	—	179
Purchases of private equity investments	—	8,835	—	8,835
Sale of risk participation agreement	—	—	(27)	(27)
Balance September 30, 2021	$1,995	$138,052	$1,340	$141,387
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$—	$12,971	$1,557	$14,528
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$2	$—	$—	$2
For the nine months ended September 30, 2021
Balance January 1, 2021	$7,968	$94,368	$2,741	$105,077
Total gains or losses (realized/unrealized):
Included in earnings	—	38,002	(1,689)	36,313
Included in other comprehensive income *	(158)	—	—	(158)
Investment securities called	(6,000)	—	—	(6,000)
Discount accretion	185	—	—	185
Purchases of private equity investments	—	14,491	—	14,491
Sale/pay down of private equity investments	—	(8,832)	—	(8,832)
Capitalized interest/dividends	—	23	—	23
Purchase of risk participation agreement	—	—	445	445
Sale of risk participation agreement	—	—	(157)	(157)
Balance September 30, 2021	$1,995	$138,052	$1,340	$141,387
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$—	$38,002	$1,367	$39,369
*Total gains or losses for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$23	$—	$—	$23
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2022
Total gains or losses included in earnings	$(230)	$122	$14,050	$13,942
Change in unrealized gains or losses relating to assets still held at September 30, 2022	$—	$122	$14,050	$14,172
For the nine months ended September 30, 2022
Total gains or losses included in earnings	$(764)	$30	$37,133	$36,399
Change in unrealized gains or losses relating to assets still held at September 30, 2022	$—	$28	$37,083	$37,111
For the three months ended September 30, 2021
Total gains or losses included in earnings	$(309)	$47	$12,971	$12,709
Change in unrealized gains or losses relating to assets still held at September 30, 2021	$1,510	$47	$12,971	$14,528
For the nine months ended September 30, 2021
Total gains or losses included in earnings	$(1,716)	$27	$38,002	$36,313
Change in unrealized gains or losses relating to assets still held at September 30, 2021	$1,510	$(143)	$38,002	$39,369

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to auction rate securities (ARS), investments in portfolio concerns held by the Company's private equity subsidiaries, and held for sale residential mortgage loan commitments. ARS are included in state and municipal securities and totaled $1.9 million at September 30, 2022, while private equity investments, included in other securities, totaled $176.3 million.

Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Auction rate securities	Discounted cash flow	Estimated market recovery period			5 years	5 years
		Estimated market rate	5.8%	-	6.5%	6.1%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	7.0	5.5
Mortgage loan commitments	Discounted cash flow	Probability of funding	87.7%	-	100.0%	91.1%
		Embedded servicing value	1.0%	-	1.5%	1.3%
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first nine months of 2022 and 2021, and still held as of September 30, 2022 and 2021, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2022 and 2021.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2022
Collateral dependent loans	$200	$—	$—	$200	$(394)
Mortgage servicing rights	11,228	—	—	11,228	304
Long-lived assets	480	—	—	480	(965)

September 30, 2021
Collateral dependent loans	$2,057	$—	$—	$2,057	$(349)
Mortgage servicing rights	9,774	—	—	9,774	1,120
Long- lived assets	1,393	—	—	1,393	(726)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other intangible assets-net on the consolidated balance sheets, and information about these inputs at September 30, 2022 is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.51%	-	9.81%	9.61%
		Prepayment speeds (CPR)*	6.25%	-	6.53%	6.32%
		Loan servicing costs - annually per loan
		Performing loans	$70	-	$72	$71
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2022 and December 31, 2021:

	Carrying Amount	Estimated Fair Value at September 30, 2022
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,528,895	$—	$—	$5,384,563	$5,384,563
Real estate - construction and land	1,206,955	—	—	1,191,317	1,191,317
Real estate - business	3,331,627	—	—	3,214,321	3,214,321
Real estate - personal	2,862,519	—	—	2,628,213	2,628,213
Consumer	2,116,371	—	—	2,072,740	2,072,740
Revolving home equity	286,026	—	—	282,993	282,993
Consumer credit card	563,349	—	—	525,940	525,940
Overdrafts	3,216	—	—	3,160	3,160
Total loans	15,898,958	—	—	15,303,247	15,303,247
Loans held for sale	8,062	—	8,062	—	8,062
Investment securities	12,899,146	1,042,431	11,633,549	223,166	12,899,146
Federal funds sold	14,020	14,020	—	—	14,020
Securities purchased under agreements to resell	1,275,000	—	—	1,243,913	1,243,913
Interest earning deposits with banks	642,943	642,943	—	—	642,943
Cash and due from banks	344,178	344,178	—	—	344,178
Derivative instruments	38,460	—	38,419	41	38,460
Assets held in trust for deferred compensation plan	16,588	16,588	—	—	16,588
Total	$31,137,355	$2,060,160	$11,680,030	$16,770,367	$30,510,557
Financial Liabilities
Non-interest bearing deposits	$10,468,591	$10,468,591	$—	$—	$10,468,591
Savings, interest checking and money market deposits	16,014,487	16,014,487	—	—	16,014,487
Certificates of deposit	988,238	—	—	972,605	972,605
Federal funds purchased	311,200	311,200	—	—	311,200
Securities sold under agreements to repurchase	2,003,390	—	—	2,004,755	2,004,755
Other borrowings	985	—	985	—	985
Derivative instruments	55,768	—	55,669	99	55,768
Liabilities held in trust for deferred compensation plan	16,588	16,588	—	—	16,588
Total	$29,859,247	$26,810,866	$56,654	$2,977,459	$29,844,979

	Carrying Amount	Estimated Fair Value at December 31, 2021
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,303,535	$—	$—	$5,229,153	$5,229,153
Real estate - construction and land	1,118,266	—	—	1,099,747	1,099,747
Real estate - business	3,058,837	—	—	3,054,481	3,054,481
Real estate - personal	2,805,401	—	—	2,809,490	2,809,490
Consumer	2,032,225	—	—	2,031,408	2,031,408
Revolving home equity	275,945	—	—	273,450	273,450
Consumer credit card	575,410	—	—	536,468	536,468
Overdrafts	6,740	—	—	6,458	6,458
Total loans	15,176,359	—	—	15,040,655	15,040,655
Loans held for sale	8,615	—	8,615	—	8,615
Investment securities	14,695,628	1,087,873	13,413,558	194,197	14,695,628
Federal funds sold	2,800	2,800	—	—	2,800
Securities purchased under agreements to resell	1,625,000	—	—	1,623,856	1,623,856
Interest earning deposits with banks	3,971,217	3,971,217	—	—	3,971,217
Cash and due from banks	305,539	305,539	—	—	305,539
Derivative instruments	41,842	—	40,994	848	41,842
Assets held in trust for deferred compensation plan	21,794	21,794	—	—	21,794
Total	$35,848,794	$5,389,223	$13,463,167	$16,859,556	$35,711,946
Financial Liabilities
Non-interest bearing deposits	$11,772,374	$11,772,374	$—	$—	$11,772,374
Savings, interest checking and money market deposits	16,598,085	16,598,085	—	—	16,598,085
Certificates of deposit	1,442,614	—	—	1,438,919	1,438,919
Federal funds purchased	43,385	43,385	—	—	43,385
Securities sold under agreements to repurchase	2,979,582	—	—	2,979,677	2,979,677
Other borrowings	12,514	—	12,514	—	12,514
Derivative instruments	12,101	—	11,824	277	12,101
Liabilities held in trust for deferred compensation plan	21,794	21,794	—	—	21,794
Total	$32,882,449	$28,435,638	$24,338	$4,418,873	$32,878,849

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at September 30, 2022, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2021 Annual Report on Form 10-K. Results of operations for the nine month periods ended September 30, 2022 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Annual Report on Form 10-K. During the quarter ended September 30, 2022, there were no material changes to the Risk Factors disclosed in the Company's 2021 Annual Report on Form 10-K.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2022	2021		2022	2021
Per Share Data
Net income per common share — basic	$1.03	$1.00	*	$2.96	$3.38	*
Net income per common share — diluted	1.02	.99	*	2.95	3.37	*
Cash dividends on common stock	.265	.250	*	.795	.750	*
Book value per common share				19.86	28.58	*
Market price				66.16	66.36	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	56.40%	54.44%		54.05%	57.91%
Non-interest bearing deposits to total deposits	38.76	40.90		39.04	40.15
Equity to loans (1)	17.45	23.17		19.19	21.68
Equity to deposits	9.84	12.62		10.37	12.56
Equity to total assets	8.31	10.22		8.66	10.22
Return on total assets	1.48	1.40		1.39	1.65
Return on equity	17.84	13.74		16.08	16.14
(Based on end-of-period data)
Non-interest income to revenue (2)	35.99	39.11		37.34	39.66
Efficiency ratio (3)	55.19	59.95		57.48	57.76
Tier I common risk-based capital ratio				13.97	14.02
Tier I risk-based capital ratio				13.97	14.02
Total risk-based capital ratio				14.69	14.83
Tangible common equity to tangible assets ratio (4)				6.80	9.71
Tier I leverage ratio				9.87	9.31
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

	September 30
(Dollars in thousands)	2022	2021
Total equity	$2,371,107	$3,491,221
Less non-controlling interest	19,513	10,551
Less goodwill	138,921	138,921
Less intangible assets*	4,371	4,684
Total tangible common equity (a)	$2,208,302	$3,337,065
Total assets	$32,602,596	$34,497,543
Less goodwill	138,921	138,921
Less intangible assets*	4,371	4,684
Total tangible assets (b)	$32,459,304	$34,353,938
Tangible common equity to tangible assets ratio (a)/(b)	6.80%	9.71%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2022	2021	% change	2022	2021	% change
Net interest income	$246,373	$214,037	15.1%	$687,544	$627,767	9.5%
Provision for credit losses	(15,290)	7,385	307.0	(12,594)	59,272	121.2
Non-interest income	138,514	137,506.7		409,710	412,694	(.7)
Investment securities gains, net	3,410	13,108	(74.0)	11,602	39,765	(70.8)
Non-interest expense	(212,884)	(211,620)	.6	(632,037)	(602,319)	4.9
Income taxes	(33,936)	(34,662)	(2.1)	(97,859)	(111,947)	(12.6)
Non-controlling interest expense	(3,364)	(3,193)	5.4	(9,595)	(9,373)	2.4
Net income attributable to Commerce Bancshares, Inc.	$122,823	$122,561.2%		$356,771	$415,859	(14.2%)

For the quarter ended September 30, 2022, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $122.8 million, an increase of $262 thousand, or .2%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.48%, the annualized return on average equity was 17.84%, and the efficiency ratio was 55.19%. Diluted earnings per common share was $1.02, an increase of 3.0% compared to $0.99 per share in the third quarter of 2021, and increased 6.3% compared to $.96 per share in the previous quarter.

Compared to the third quarter of last year, net interest income increased $32.3 million, or 15.1%, mainly due to increases of $28.4 million in interest income on loans and $15.7 million in interest income on investment securities, partly offset by an increase in deposits and borrowings interest expense of $13.3 million. The provision for credit losses increased $22.7 million due to an increase in the estimate of the allowance for credit losses on loans and unfunded lending commitments and higher net loan charge-offs, coupled with the release of allowances associated with certain pandemic-related estimates in the third quarter of 2021. Non-interest income increased $1.0 million, or .7%, compared to the third quarter of 2021, mainly due to increases in net bank card fees and cash sweep commissions, partly offset by lower loan fees and sales and trust fees. Net gains on investment securities totaled $3.4 million in the current quarter compared to net gains of $13.1 million in the same quarter of last year. Net securities gains in the current quarter primarily resulted from net fair value gains of $14.1 million in the Company's private equity investment portfolio, partly offset by a loss of $10.7 million on the sale of an available for sale security. Non-interest expense increased $1.3 million, or .6%, over the third quarter of 2021 mainly due to higher salaries expense, data processing and software expense and travel and entertainment expense, partly offset by $8.2 million in litigation settlement costs recorded in 2021.

Net income for the first nine months of 2022 was $356.8 million, a decrease of $59.1 million, or 14.2%, from the same period last year. Diluted earnings per common share was $2.95, a decrease of 12.5% compared to $3.37 per share in the same period last year. For the first nine months of 2022, the annualized return on average assets was 1.39%, the annualized return on average equity was 16.08%, and the efficiency ratio was 57.48%. Net interest income increased $59.8 million, or 9.5%, over the same period last year. This growth was due to increases of $70.7 million in interest income on investment securities, $11.8 million in interest income on loans and $7.0 million in interest earned on balances with the Federal Reserve, partly offset by a decrease in interest income on securities purchased under agreements to resell of $14.9 million and an increase in deposits and borrowings interest expense of $15.0 million. The provision for credit losses was expense of $12.6 million for the first nine months of 2022, compared to a recovery of $59.3 million in the same period last year, resulting in an increase in provision expense of $71.9 million. Non-interest income decreased $3.0 million, or .7%, from the first nine months of last year mainly due to lower loan fees and sales, partly offset by higher net bank card fees. Non-interest expense increased $29.7 million, or 4.9%, over the first nine months of last year mainly due to increases in salaries and benefits expense and data processing and software expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2022 vs. 2021			Nine Months Ended September 30, 2022 vs. 2021
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$(851)	$6,632	$5,781	$(17,148)	$5,205	$(11,943)
Real estate - construction and land	1,063	5,744	6,807	2,655	7,955	10,610
Real estate - business	2,401	7,693	10,094	4,334	8,267	12,601
Real estate - personal	567	644	1,211	612	(523)	89
Consumer	564	2,461	3,025	2,100	(776)	1,324
Revolving home equity	(7)	964	957	(348)	1,209	861
Consumer credit card	(465)	1,064	599	(3,384)	1,716	(1,668)
Overdrafts	—	—	—	—	—	—
Total interest on loans	3,272	25,202	28,474	(11,179)	23,053	11,874
Loans held for sale	(70)	42	(28)	(413)	147	(266)
Investment securities:
U.S. government and federal agency securities	5,583	(3,444)	2,139	13,376	(2,604)	10,772
Government-sponsored enterprise obligations	29	8	37	64	13	77
State and municipal obligations	77	(381)	(304)	1,742	(1,866)	(124)
Mortgage-backed securities	(1,032)	6,894	5,862	1,740	33,031	34,771
Asset-backed securities	2,294	5,283	7,577	12,360	4,424	16,784
Other securities	379	(130)	249	3,374	4,489	7,863
Total interest on investment securities	7,330	8,230	15,560	32,656	37,487	70,143
Federal funds sold	18	75	93	23	88	111
Securities purchased under agreements to resell	(1,401)	(1,622)	(3,023)	12,316	(27,198)	(14,882)
Interest earning deposits with banks	(613)	5,189	4,576	(599)	7,641	7,042
Total interest income	8,536	37,116	45,652	32,804	41,218	74,022
Interest expense:
Deposits:
Savings	22	(134)	(112)	95	(426)	(331)
Interest checking and money market	183	5,657	5,840	720	5,430	6,150
Certificates of deposit of less than $100,000	(30)	235	205	(163)	(88)	(251)
Certificates of deposit of $100,000 and over	(156)	577	421	(269)	(136)	(405)
Total interest on deposits	19	6,335	6,354	383	4,780	5,163
Federal funds purchased	10	302	312	17	518	535
Securities sold under agreements to repurchase	(30)	7,129	7,099	95	9,764	9,859
Other borrowings	5	3	8	9	8	17
Total interest expense	4	13,769	13,773	504	15,070	15,574
Net interest income, tax equivalent basis	$8,532	$23,347	$31,879	$32,300	$26,148	$58,448
Net interest income in the third quarter of 2022 was $246.4 million, an increase of $32.3 million over the third quarter of 2021. On a fully taxable-equivalent (FTE) basis, net interest income totaled $248.7 million in the third quarter of 2022, up $31.9 million over the same period last year and up $13.7 million over the previous quarter. The increase in net interest income compared to the third quarter of 2021 was mainly due to higher interest income earned on loans (FTE) of $28.5 million and investment securities (FTE) of $15.6 million, partly offset by higher interest expense on deposits and borrowings of $13.8 million. The increase in total interest earned on loans (FTE) was the result of higher loan yields on all loan products, especially commercial loans, many of which have variable rates, coupled with higher average balances. The increase in interest on investment securities (FTE) was the result of higher average rates earned and average balances, while the increase in interest expense was due to higher rates paid on deposits and borrowings. The Company's net yield on earning assets (FTE) was 3.01% in the current quarter compared to 2.58% in the third quarter of 2021.

Total interest income (FTE) increased $45.7 million over the third quarter of 2021. Interest income on loans (FTE) was $172.4 million during the third quarter of 2022, an increase of $28.5 million, or 19.8%, over the same quarter last year. The increase in interest income over the same quarter last year was primarily due to an increase of 63 basis points in the average rate earned and growth of $386.9 million, or 2.5%, in average loan balances. Most of the increase in interest income occurred in the business, business real estate, construction and consumer loan categories. The largest increase to interest income occurred in business real estate loan interest, which grew $10.1 million due to a 94 basis point increase in the average rate earned, coupled with growth in average balances of $275.3 million, or 9.2%. Business loan interest income increased $5.8 million due to an increase of 51 basis points in the average rate earned, partly offset by a decline of $119.8 million in average balances. Construction and land loan interest grew $6.8 million due to a 176 basis point increase in the average rate earned and growth of $120.2 million, or 10.3%, in average loan balances. Consumer loan interest increased $3.0 million due to an increase of 46 basis points in the average rate earned and growth in average balances of $60.4 million, or 3.0%.

Interest income on investment securities (FTE) was $81.3 million during the third quarter of 2022, which was an increase of $15.6 million over the same quarter last year. The increase in interest income occurred mainly in interest earned on asset-backed securities, which rose $7.6 million due to an increase of 54 basis points in the average rate earned, coupled with higher average balances of $842.9 million, or 27.8%. Interest income earned on mortgage-backed securities increased $5.9 million due to an increase in the average rate earned of 40 basis points, partly offset by a decline of $267.5 million, or 3.8%, in the average balance. In addition, a $1.5 million increase in premium amortization, reflecting slower forward prepayment speed estimates was recorded in the current quarter, compared to a premium amortization adjustment increase of $5.0 million in the prior year. Interest on U.S. government and federal agency obligations grew $2.1 million mainly due to higher average balances of $385.9 million, or 53.0%, and an increase in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS), while a decrease of 123 basis points in the average rate earned partly offset these increases in income. Interest income related to TIPS, which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), increased $1.8 million over the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $14.8 billion in the third quarter of 2022, compared to $13.8 billion in the third quarter of 2021.

Interest income on securities purchased under agreements to resell decreased $3.0 million from the same quarter last year, due to a decrease of 47 basis points in the average rate earned and a decline of $253.9 million in the average balance. Interest income on balances at the Federal Reserve grew $4.6 million due to an increase of 210 basis points in the average rate earned, partly offset by a decrease of $1.6 billion in the average balance invested.

The average fully taxable-equivalent yield on total interest earning assets was 3.21% in the third quarter of 2022, up from 2.62% in the third quarter of 2021.

Total interest expense increased $13.8 million compared to the third quarter of 2021 due to increases in interest expense of $6.4 million on interest bearing deposits and $7.4 million on borrowings. The increase in deposit interest expense resulted mainly from an increase of $5.8 million in interest expense on interest checking and money market deposit accounts due to a 15 basis point increase in the average rate paid and higher average balances of $1.1 billion. Interest expense on borrowings was higher due to an increase of 129 basis points in the average rate paid on customer repurchase agreements. The overall average rate incurred on all interest bearing liabilities was .34% and .06% in the third quarters of 2022 and 2021, respectively.

Net interest income (FTE) for the first nine months of 2022 was $695.1 million compared to $636.7 million for the same period in 2021. For the first nine months of 2022, the net interest margin was 2.75% compared to 2.63% for the same period in 2021.

Total interest income (FTE) for the first nine months of 2022 increased $58.4 million over the same period last year mainly due to higher interest income on investment securities (FTE) and loans (FTE), partly offset by lower interest earned on securities purchased under agreements to resell and higher interest expense. Loan interest income (FTE) grew $11.9 million, or 2.7%, due to a 20 basis point increase in the average rate earned, partly offset by a $403.8 million decrease in average loan balances. Most of the increase in loan interest occurred in the business real estate and construction loan categories due to higher average rates and balances. In addition, consumer loan interest increased due to higher average balances, partly offset by lower rates earned. These increases were partly offset by lower interest earned on business and credit card loans due to lower average balances, partly offset by higher rates earned. Interest income on investment securities (T/E) increased $70.1 million due to a 37 basis point increase in the average rate earned and a $2.1 billion increase in average balances. Interest earned on U.S. government and federal agency obligations increased $10.8 million, mainly due to higher TIPS interest income. Interest earned on mortgage-backed securities increased $34.8 million mainly due to higher average rates earned, while interest on asset-backed securities increased $16.8 million due to higher average balances and average rates earned. Interest earned on other securities increased $7.9 million mainly due to the receipt of $6.5 million in non-accrual interest on the sale of a private equity investment in the second quarter of 2022. Interest income on securities purchased under agreements to resell decreased $14.9 million due to lower rates earned, partly offset by higher average balances, while interest income on balances at the Federal Reserve increased $7.0 million due to higher average rates earned.

Total interest expense for the first nine months of 2022 increased $15.6 million compared to the same period last year. Interest on deposits increased $5.2 million, mainly due to a four basis point increase in the overall rate. Interest expense on interest checking and money market accounts increased $6.2 million due to a five basis point increase in the average rate and higher average balances. Interest expense on borrowings increased $10.4 million, mainly due to higher rates paid on customer repurchase agreements. The overall cost of total interest bearing liabilities increased to .17% compared to .07% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30		Increase (Decrease)		Nine Months Ended September 30		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	% change	2022	2021	Amount	% change
Trust fees	$45,406	$48,950	(3,544)	(7.2)%	$140,009	$139,334	675.5%
Bank card transaction fees	45,638	42,815	2,823	6.6	131,556	123,118	8,438	6.9
Deposit account charges and other fees	24,521	25,161	(640)	(2.5)	72,392	71,724	668.9
Consumer brokerage services	5,085	4,900	185	3.8	14,599	13,484	1,115	8.3
Capital market fees	3,393	3,794	(401)	(10.6)	10,845	12,102	(1,257)	(10.4)
Loan fees and sales	3,094	6,842	(3,748)	(54.8)	10,575	24,472	(13,897)	(56.8)
Other	11,377	5,044	6,333	125.6	29,734	28,460	1,274	4.5
Total non-interest income	$138,514	$137,506	$1,008.7%		$409,710	$412,694	(2,984)	(.7%)
Non-interest income as a % of total revenue*	36.0%	39.1%			37.3%	39.7%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three and nine month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in thousands)	2022	2021	$ change	% change	2022	2021	$ change	% change
Net debit card fees	$10,508	$10,402	$106	1.0%	$30,593	$30,274	$319	1.1%
Net credit card fees	3,597	3,863	(266)	(6.9)	11,031	11,389	(358)	(3.1)
Net merchant fees	5,232	5,202	30.6		15,146	14,711	435	3.0
Net corporate card fees	26,301	23,348	2,953	12.6	74,786	66,744	8,042	12.0
Total bank card transaction fees	$45,638	$42,815	$2,823	6.6%	$131,556	$123,118	$8,438	6.9%

For the third quarter of 2022, total non-interest income amounted to $138.5 million compared to $137.5 million in the same quarter last year, which was an increase of $1.0 million, or .7%. The increase was mainly due to higher bank card and other non-interest income, partly offset by lower trust fees and loan fees and sales. Bank card transaction fees for the current quarter grew $2.8 million, or 6.6%, over the same period last year, mainly due to growth of $3.0 million in net corporate card fees. The growth in net corporate card fees was mainly due to higher interchange income, partly offset by higher rewards expense. Trust fees for the quarter decreased $3.5 million, or 7.2%, from the same quarter last year, resulting from lower private client fees and institutional trust fees. Compared to the third quarter of last year, deposit account fees decreased $640 thousand, or 2.5%, mainly due to lower overdraft and return item fees. In September 2022, the Company implemented enhancements to consumer checking accounts that eliminate return item fees and are expected to lower overdraft fees for our customers. Consumer brokerage service fees increased $185 thousand, or 3.8%, due to growth in annuity and mutual fund fees, while loan fees and sales decreased $3.7 million, or 54.8%, due to a decline in mortgage banking revenue. Other non-interest income increased $6.3 million, or 125.6%, mainly due to higher cash sweep commissions and tax credit sales fees of $3.4 million and $1.1 million, respectively. Additionally, a $2.0 million loss on an equity method investment was recorded in the third quarter of 2021.

Non-interest income for the first nine months of 2022 was $409.7 million, compared to $412.7 million in the first nine months of 2021, resulting in a decrease of $3.0 million, or .7%. Bank card fees increased $8.4 million, or 6.9%, mainly due to growth of $8.0 million in net corporate card fees. Trust fees increased $675 thousand, or .5%, mainly due to growth in private client trust fees, partly offset by lower institutional trust fees. Deposit account fees increased $668 thousand, or .9%, mainly due to higher corporate cash management fees, partly offset by lower personal account deposit fees. Capital market fees declined $1.3 million, or 10.4%, while consumer brokerage service fees increased $1.1 million, or 8.3%, due to higher annuity and mutual fund fees, partly offset by lower advisory fees. Loan fees and sales decreased $13.9 million, or 56.8%, due to lower mortgage banking revenue. Other income increased $1.3 million, or 4.5%, mainly due to higher cash sweep commissions of $5.3 million and tax credit sales fees of $1.2 million, income of $2.2 million from a life insurance death benefit recorded in the second quarter of 2022, a $2.6 million loss on an equity method investment recorded in 2021 and a lease impairment of $1.1 million recorded in 2021. These increases were partly offset by gains of $3.7 million recorded on branch sales last year coupled with a write-down of $965 thousand on a branch location recorded in the first quarter of 2022. In addition, a decrease of $6.8 million in fair value adjustments was recorded on the Company's deferred compensation plan assets, which are held in a trust, recorded as both an asset and a liability, and affect both other income and other expense.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2022	2021	2022	2021
Net losses on sales of available for sale debt securities	$(10,692)	$—	$(20,274)	$—
Fair value adjustments on equity securities, net	(25)	137	(1,048)	152
Net gains (losses) on sales of private equity investments	77	—	(4,209)	1,611
Fair value adjustments on private equity investments	14,050	12,971	37,133	38,002
Total investment securities gains, net	$3,410	$13,108	$11,602	$39,765

Net gains on investment securities, which were recognized in earnings during the three months ended September 30, 2022 and 2021, are shown in the table above. Net securities gains of $3.4 million were reported in the third quarter of 2022, compared to net gains of $13.1 million in the same period last year. The net gains in the third quarter of 2022 were primarily comprised of $14.1 million of net gains in fair value on the Company’s private equity investments, partially offset by a loss of $10.7 million on the sale of an available for sale security. The net gains on investment securities for the same quarter last year were mainly comprised of $13.0 million of net gains in fair value on the Company’s private equity investments.

Net gains on investment securities of $11.6 million were recognized in earnings for the nine months ended September 30, 2022, compared to net gains of $39.8 million for the same period in 2021. Net gains in the first nine months of 2022 were mainly comprised of net gains of $37.1 million on private equity investments, due to fair value adjustments, offset by losses of $20.3 million on sales of available for sale securities, net losses of $4.2 million on sales of private equity investments, and net losses in fair value of $1.0 million on equity investments. Net gains in the first nine months of 2021 were mainly comprised of a gain of $1.6 million on the sale of a private equity investment and $38.0 million of net gains in fair value on private equity investments. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $6.6 million during the first nine months of 2022 and expense of $7.7 million during the first nine months of 2021.

Non-Interest Expense

	Three Months Ended September 30		Increase (Decrease)		Nine Months Ended September 30		Increase (Decrease)
(Dollars in thousands)	2022	2021	Amount	% change	2022	2021	Amount	% change
Salaries and employee benefits	$137,393	$132,824	$4,569	3.4%	$415,589	$392,608	$22,981	5.9%
Data processing and software	28,050	25,598	2,452	9.6	82,701	76,015	6,686	8.8
Net occupancy	12,544	12,329	215	1.7	37,343	35,877	1,466	4.1
Equipment	5,036	4,440	596	13.4	14,338	13,398	940	7.0
Supplies and communication	4,581	4,530	51	1.1	13,655	12,688	967	7.6
Marketing	6,228	5,623	605	10.8	18,408	16,461	1,947	11.8
Other	19,052	26,276	(7,224)	(27.5)	50,003	55,272	(5,269)	(9.5)
Total non-interest expense	$212,884	$211,620	$1,264.6%		$632,037	$602,319	$29,718	4.9%

Non-interest expense for the third quarter of 2022 amounted to $212.9 million, an increase of $1.3 million, or .6%, compared to expense of $211.6 million in the third quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries expense and data processing and software expense, partly offset by lower other non-interest expense. Salaries and benefits expense increased $4.6 million, or 3.4%, due to higher full-time salaries expense of $5.6 million, or 6.4%, partly offset by lower incentive compensation expense of $2.5 million. Full-time equivalent employees totaled 4,595 at September 30, 2022, compared to 4,582 at September 30, 2021. Data processing and software expense increased $2.5 million, or 9.6%, due to higher software amortization, bank card processing fees and increased costs for service providers. Occupancy expense increased $215 thousand, or 1.7%, and equipment expense increased $596 thousand, or 13.4%, mainly due to higher equipment repair expense and depreciation expense. Marketing expense increased $605 thousand, or 10.8%, while other non-interest expense decreased $7.2 million, or 27.5%. This decrease was mainly due to $8.2 million in litigation settlement costs recorded in the third quarter of 2021, lower legal and professional fees of $1.1 million and higher deferred loan origination costs of $755 thousand. These decreases to expense were partly offset by increases in travel and entertainment expense of $1.5 million and insurance expense of $619 thousand.

Non-interest expense amounted to $632.0 million for the first nine months of 2022, an increase of $29.7 million, or 4.9%, over the first nine months of 2021. Salaries and benefits expense increased $23.0 million, or 5.9%, mainly due to higher costs for salaries, incentive compensation, payroll taxes and 401(k) expense. Salaries expense included expense of $5.4 million for special bonuses paid to non-incentivized full-time and part-time employees in the second half of 2022. Data processing and software expense increased $6.7 million, or 8.8%, due to higher costs for service providers, software amortization and bank card processing fees. Occupancy expense increased $1.5 million, or 4.1%, mainly due to higher rent and outside services expense. Equipment expense increased $940 thousand, or 7.0%, mainly due to higher equipment repair and depreciation expense. Supplies and communication expense increased $967 thousand, or 7.6%, mainly due to higher bank card reissuance fees and courier expense, while marketing expense increased $1.9 million, or 11.8%. Other non-interest expense decreased $5.3 million, or 9.5%, mainly due to the litigation settlement mentioned above, coupled with a decline of $6.8 million in fair value equity adjustments on the Company's deferred compensation plan assets. These decreases were partly offset by increases in travel and entertainment expense of $3.9 million and insurance expense of $1.2 million.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2022	June 30, 2022	Sept. 30, 2021	2022	2021
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$138,039	$134,710	$172,395	$150,044	$220,834
Provision for credit losses on loans	10,150	7,287	(5,961)	$6,751	$(43,749)
Net loan charge-offs (recoveries):
Commercial:
Business	461	19	65	557	(4,848)
Real estate-construction and land	—	—	—	—	1
Real estate-business	(8)	(1)	(5)	(16)	(70)
Commercial net loan charge-offs (recoveries)	453	18	60	541	(4,917)
Personal Banking:
Real estate-personal	(15)	(41)	(26)	(34)	(27)
Consumer	827	633	496	2,268	1,637
Revolving home equity	(38)	(14)	(22)	(34)	29
Consumer credit card	2,882	2,937	2,908	9,191	17,044
Overdrafts	703	425	243	1,486	544
Personal banking net loan charge-offs	4,359	3,940	3,599	12,877	19,227
Total net loan charge-offs	4,812	3,958	3,659	13,418	14,310
Balance at end of period	$143,377	$138,039	$162,775	$143,377	$162,775
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	24,907	25,032	24,208	24,204	38,307
Provision for credit losses on unfunded lending commitments	5,140	(125)	(1,424)	5,843	(15,523)
Balance at end of period	30,047	24,907	22,784	30,047	22,784
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$173,424	$162,946	$185,559	$173,424	$185,559

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2022	June 30, 2022	Sept. 30, 2021	2022	2021
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.03%	—%	—%	.01%	(.11%)
Real estate-construction and land	—	—	—	—	—
Real estate-business	—	—	—	—	—
Commercial net loan charge-offs (recoveries)	.02	—	—	.01	(.06)
Personal Banking:
Real estate-personal	—	(.01)	—	—	—
Consumer	.16	.12	.10	.15	.11
Revolving home equity	(.05)	(.02)	(.03)	(.02)	.01
Consumer credit card	2.08	2.19	2.04	2.26	3.91
Overdrafts	62.85	30.86	18.87	39.39	17.59
Personal banking net loan charge-offs	.30	.28	.25	.30	.45
Total annualized net loan charge-offs	.12%	.10%	.10%	.12%	.12%
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

Net loan charge-offs in the third quarter of 2022 amounted to $4.8 million, compared to $4.0 million in the prior quarter and $3.7 million in the third quarter of last year. During the third quarter of 2022, the Company recorded net charge-offs on commercial loans of $453 thousand, compared to net charge-offs of $18 thousand in the prior quarter and $60 thousand in the third quarter of 2021. Business loan net charge-offs increased $442 thousand in the third quarter of 2022, compared to the prior quarter. Compared to the same period last year, total net loan charge-offs in the third quarter of 2022 increased $1.2 million. This increase was driven by increases in net charge-offs on overdraft, business, and consumer loans.

For the three months ended September 30, 2022, annualized net charge-offs on average consumer credit card loans totaled 2.08%, compared to 2.19% in the previous quarter and 2.04% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .16%, compared to .12% in the prior quarter and .10% in the same period last year. In the third quarter of 2022, total annualized net loan charge-offs were .12%, compared to .10% in the previous quarter and .10% in the same period last year.

For the nine months ended September 30, 2022, net loan charge-offs amounted to $13.4 million, compared to $14.3 million during the same period in the prior year. The decrease in net loan charge-offs in the nine months ended September 30, 2022 was primarily due to a $7.9 million decline in net charge-offs on consumer credit card loans, which was mostly offset by a $5.4 million increase in net charge-offs on business loans driven by two large non-recurring recoveries in 2021. Net charge-offs on overdraft and consumer loans also increased $942 thousand and $631 thousand, respectively. For the nine months ended September 30, 2022, annualized net charge-offs on average consumer credit card loans totaled 2.26%, compared to 3.91% during the same period last year, while consumer loan annualized net charge-offs in the nine months ended September 30, 2022 amounted to .15%, compared to .11% during the same period last year. During first nine months of 2022, total annualized net loan charge-offs were .12%, unchanged from the same period last year.

The provision for credit losses on loans was $10.2 million in the current quarter, which was a $2.9 million increase over the $7.3 million provision recorded in the prior quarter and a $16.1 million increase over the $6.0 million benefit recorded for the nine months ended September 30, 2021. The increase in the provision from the prior quarter was due to a slightly less optimistic forecast, which includes a mild recession in the first half of 2023. The provision for credit losses on loans for the third quarter of the prior year reflected lower than projected net charge-offs and an improved forecast at that point in time, resulting in the release of reserves established for uncertainties related to the pandemic during that quarter. For the nine months ended September 30, 2022, the provision for credit losses on loans was $6.8 million, compared to a recovery of $43.7 million during the same period in the prior year.

For the nine months ended September 30, 2022, the allowance for credit losses on loans decreased $6.7 million, compared to the allowance for credit losses on loans as of December 31, 2021. The decrease was primarily the net result of reducing the allowance as pandemic economic concerns lessened compared to December 31, 2021, slightly offset by an emerging mild recession uncertainty related to the geopolitical environment, high inflation, and supply constraints on the economy. The allowance for credit losses on commercial loans increased by $5.3 million, while the allowance for credit losses related to personal banking loans, including consumer credit card loans, decreased $12.0 million, mostly related to decreases in consumer credit card loans experienced in the first quarter of 2022.

At September 30, 2022, the allowance for credit losses on loans amounted to $143.4 million, compared to $138.0 million at June 30, 2022. This increase in the allowance for credit losses on loans compared to the prior quarter is due to a less optimistic forecast with a mild recession in the first half of 2023. The current period estimation for credit losses continues to consider the uncertainty in the economy as inflation rises and supply chain issues continue. The allowance for credit losses on loans was $162.8 million at September 30, 2021, reflecting pandemic uncertainties and the economic forecast at that point in time, and was .90%, .88% and 1.07% of total loans at September 30, 2022, June 30, 2022 and September 30, 2021, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was $5.1 million, compared to a benefit of $125 thousand in the prior quarter and a benefit of $1.4 million in the third quarter of 2021. For the nine months ended September 30, 2022, the provision for credit losses on unfunded lending commitments was $5.8 million, compared to a benefit of $15.5 million during the same period in the prior year. At September 30, 2022, the liability for unfunded lending commitments was $30.0 million, compared to $24.9 million at June 30, 2022 and $22.8 million at September 30, 2021. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at September 30, 2022.

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

(Dollars in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans	$7,184	$9,157
Foreclosed real estate	354	115
Total non-performing assets	$7,538	$9,272
Non-performing assets as a percentage of total loans	.05%	.06%
Non-performing assets as a percentage of total assets	.02%	.03%
Total loans past due 90 days and still accruing interest	$12,538	$11,726

Non-accrual loans totaled $7.2 million at September 30, 2022, a decrease of $2.0 million from the balance at December 31, 2021. The decrease occurred mainly in business loans which decreased $1.7 million. At September 30, 2022, non-accrual loans were comprised of business (78.6%), personal real estate (19.3%), and business real estate (2.1%) loans. Foreclosed real estate totaled $354 thousand at September 30, 2022, an increase of $239 thousand when compared to December 31, 2021. Total loans past due 90 days or more and still accruing interest were $12.5 million as of September 30, 2022, an increase of $812 thousand from December 31, 2021. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $292.5 million at September 30, 2022 compared with $278.7 million at December 31, 2021, resulting in an increase of $13.8 million, or 4.9%.

(In thousands)	September 30, 2022	December 31, 2021
Potential problem loans:
Business	$33,249	$37,143
Real estate – construction and land	57,647	40,259
Real estate – business	200,418	200,766
Real estate – personal	1,140	526
Total potential problem loans	$292,454	$278,694

At September 30, 2022, the Company had $155.6 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 2 to the consolidated financial statements. This balance includes certain commercial loans totaling $140.6 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 7.6% of total loans outstanding at September 30, 2022. The largest component of construction and land loans was commercial construction, which increased $55.1 million during the nine months ended September 30, 2022. At September 30, 2022, multi-family residential construction loans totaled approximately $247.4 million, or 25.3%, of the commercial construction loan portfolio, compared to $155.9 million, or 16.9%, at December 31, 2021.

(Dollars in thousands)	September 30, 2022	% of Total	% of Total Loans	December 31, 2021	% of Total	% of Total Loans
Commercial construction	$977,771	81.0%	6.1%	$922,654	82.5%	6.1%
Residential construction	138,799	11.5	.9	96,618	8.6	.7
Commercial land and land development	50,145	4.2	.3	48,481	4.3	.3
Residential land and land development	40,240	3.3	.3	50,513	4.6	.3
Total real estate - construction and land loans	$1,206,955	100.0%	7.6%	$1,118,266	100.0%	7.4%

Real Estate – Business Loans
Total business real estate loans were $3.3 billion at September 30, 2022 and comprised 21.0% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2022, 35.7% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	September 30, 2022	% of Total	% of Total Loans	December 31, 2021	% of Total	% of Total Loans
Owner-occupied	$1,188,189	35.7%	7.5%	$1,188,469	38.9%	7.8%
Office	512,752	15.4	3.2	380,101	12.4	2.5
Retail	330,033	9.9	2.1	339,874	11.1	2.2
Multi-family	313,740	9.4	2.0	354,282	11.6	2.3
Industrial	313,230	9.4	2.0	99,800	3.3	.7
Hotels	218,319	6.6	1.4	234,673	7.7	1.5
Farm	198,864	6.0	1.3	178,780	5.8	1.2
Senior living	147,455	4.4	.9	174,871	5.7	1.2
Other	109,045	3.2	.6	107,987	3.5	.8
Total real estate - business loans	$3,331,627	100.0%	21.0%	$3,058,837	100.0%	20.2%

Revolving Home Equity Loans
The Company had $286.0 million in revolving home equity loans at September 30, 2022 that were generally collateralized by residential real estate. Most of these loans (91.7%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2022, the outstanding principal of loans with an original LTV higher than 80% was $30.1 million, or 10.5% of the portfolio, compared to $30.9 million as of December 31, 2021. Total revolving home equity loan balances over 30 days past due were $1.4 million at September 30, 2022 and $1.6 million at December 31, 2021, and there were no revolving home equity loans on non-accrual status at September 30, 2022 or December 31, 2021. The weighted average FICO score for the total current portfolio balance is 788. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2022 through 2024, approximately 12% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 85% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 38.1% of the consumer loan portfolio at September 30, 2022, and outstanding balances for auto loans were $805.6 million and $855.4 million at September 30, 2022 and December 31,

2021, respectively. The balances over 30 days past due amounted to $7.4 million at September 30, 2022 and $9.0 million at December 31, 2021, respectively and comprised 0.9% of the outstanding balances of these loans at September 30, 2022 and 1.1% at December 31, 2021, respectively. For the nine months ended September 30, 2022, $257.5 million of new auto loans were originated, compared to $324.5 million during the first nine months of 2021.  At September 30, 2022, the automobile loan portfolio had a weighted average FICO score of 756, and net charge-offs on auto loans were .2% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 10.9% of the consumer loan portfolio at September 30, 2022. Losses on these loans have historically been low, and the Company saw net recoveries of $29 thousand for the first nine months of 2022. Private banking loans comprised 33.5% of the consumer loan portfolio at September 30, 2022. The Company's private banking loans are generally well-collateralized, and at September 30, 2022 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $1.1 million in the first nine months of 2022 and were 0.1% of the average balances of these loans at September 30, 2022.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2022 of $563.3 million in consumer credit card loans outstanding, approximately $95.7 million, or 17.0%, carried a low promotional rate. Within the next six months, $32.2 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $279.6 million, or 1.8% of total loans at September 30, 2022, an increase of $18.9 million from year end 2021, as shown in the table below.

(In thousands)	September 30, 2022	December 31, 2021	Unfunded commitments at September 30, 2022
Extraction	$215,919	$184,840	$136,194
Mid-stream shipping and storage	42,080	36,850	94,749
Downstream distribution and refining	11,662	24,915	19,844
Support activities	9,916	14,039	9,749
Total energy lending portfolio	$279,577	$260,644	$260,536

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.3 billion at September 30, 2022, compared to $1.2 billion at December 31, 2021. Additional unfunded commitments at September 30, 2022 totaled $1.7 billion.

Income Taxes
Income tax expense was $33.9 million in the third quarter of 2022, compared to $32.0 million in the second quarter of 2022 and $34.7 million in the third quarter of 2021. The Company's effective tax rate, including the effect of non-controlling interest, was 21.7% in the third quarter of 2022, compared to 21.7% in the second quarter of 2022 and 22.1% in the third quarter of 2021. For the nine months ended September 30, 2022, income tax expense was $97.9 million, compared to $111.9 million for the same period during the previous year, resulting in effective tax rates of 21.5% and 21.2%, respectively.

Financial Condition
Balance Sheet
Total assets of the Company were $32.6 billion at September 30, 2022 and $36.7 billion at December 31, 2021. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $32.3 billion at September 30, 2022 and $35.5 billion at December 31, 2021, and consisted of 49% in loans and 45% in investment securities at September 30, 2022.

At September 30, 2022, total loans increased $722.6 million, or 4.8%, compared to balances at December 31, 2021. The increase was mainly due to growth in business real estate, business, and construction loans of $272.8 million, $225.4 million, and $88.7 million, respectively. The growth in business loans was mainly the result of increased commercial and industrial, lease and commercial card lending, partly offset by a decline in tax free loans. Personal real estate loans increased $57.1 million. Consumer loans, which includes automobile, marine and RV, fixed rate home equity and other consumer loans, increased $84.1 million, as growth in other consumer loans was partly offset by a decline in auto loans. These increases in loan balances were partly offset by a decline in consumer credit card loans of $12.1 million.

Available for sale debt securities, excluding fair value adjustments, decreased $242.8 million at September 30, 2022 compared to December 31, 2021. Purchases of securities during this period totaled $1.9 billion, offset by sales, maturities and pay downs of $2.2 billion. The largest declines in outstanding balances occurred in agency mortgage-backed securities, state and municipal obligations, and other debt securities, which decreased $467.5 million, $51.2 million, and $54.3 million, respectively. These decreases were partially offset by increases in asset-backed securities and non-agency mortgage-backed securities, which increased $209.8 million and $66.0 million, respectively, at September 30, 2022 compared to December 31, 2021. At September 30, 2022, the duration of the investment portfolio was 3.9 years, and maturities and pay downs of approximately $2.4 billion are expected to occur during the next 12 months.

Total deposits at September 30, 2022 amounted to $27.5 billion, a decrease of $2.3 billion compared to December 31, 2021. The decline in deposits largely resulted from a decrease in demand deposits, mainly in business demand deposits (decrease of $1.7 billion). Additionally, certificates of deposit decreased $454.4 million and money market deposits decreased $650.3 million. These decreases were partly offset by growth in government demand deposits of $325.4 million and interest checking deposits of $58.4 million at September 30, 2022 compared to balances at December 31, 2021. The Company's borrowings totaled $2.3 billion at September 30, 2022, a decrease of $719.1 million from balances at December 31, 2021, mainly due to a decline in customer repurchase agreements, partly offset by an increase in federal funds purchased.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2022	September 30, 2021	December 31, 2021
Liquid assets:
Available for sale debt securities	$12,632,510	$14,165,656	$14,450,027
Federal funds sold	14,020	—	2,800
Securities purchased under agreements to resell	1,275,000	1,750,000	1,625,000
Balances at the Federal Reserve Bank	642,943	1,888,545	3,971,217
Total	$14,564,473	$17,804,201	$20,049,044

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $14.0 million as of September 30, 2022. Resale agreements, maturing through 2025, totaled $1.3 billion at September 30, 2022. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $1.3 billion in fair value at September 30, 2022. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $642.9 million at September 30, 2022. The fair value of the available for sale debt portfolio was $12.6 billion at September 30, 2022 and included an unrealized net loss of $1.5 billion.

Approximately $2.4 billion of the available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2022	September 30, 2021	December 31, 2021
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$13,446	$18,566	$17,465
FHLB borrowings and letters of credit	2,033	3,736	3,218
Securities sold under agreements to repurchase *	2,275,924	2,511,891	3,475,589
Other deposits and swaps	2,483,636	3,210,326	2,897,576
Total pledged securities	4,775,039	5,744,519	6,393,848
Unpledged and available for pledging	6,905,006	7,123,799	6,913,721
Ineligible for pledging	952,465	1,297,338	1,142,458
Total available for sale debt securities, at fair value	$12,632,510	$14,165,656	$14,450,027
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2022, such deposits totaled $26.5 billion and represented 96.4% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $597.1 million at September 30, 2022. These accounts are normally considered more volatile with higher cost and comprised 2.2% of total deposits at September 30, 2022.

(In thousands)	September 30, 2022	September 30, 2021	December 31, 2021
Core deposit base:
Non-interest bearing	$10,468,591	$11,622,855	$11,772,374
Interest checking	3,236,160	2,202,422	3,227,822
Savings and money market	12,778,327	12,705,232	13,370,263
Total	$26,483,078	$26,530,509	$28,370,459

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	September 30, 2022	September 30, 2021	December 31, 2021
Borrowings:
Federal funds purchased	$311,200	$11,345	$43,385
Securities sold under agreements to repurchase	2,003,390	2,242,408	2,979,582
Other debt	1,831	4,006	12,560
Total	$2,316,421	$2,257,759	$3,035,527

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are borrowings by the Company from its customers in the form of securities sold under agreements to repurchase. These repurchase agreements, which generally mature overnight, are comprised of non-insured customer funds totaling $2.0 billion at September 30, 2022 and are collateralized by securities in the Company's investment portfolio. At September 30, 2022, the value of the collateral pledged for the benefit of customers was $2.0 billion. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at September 30, 2022.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2022.

	September 30, 2022
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$1,905,444	$957,517	$2,862,961
Letters of credit issued	(259,470)	—	(259,470)
Available for future advances	$1,645,974	$957,517	$2,603,491

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $3.3 billion during the first nine months of 2022, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $469.8 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $247.2 million. Activity in the investment securities portfolio provided cash of $183.9 million from purchases (net of sales, maturities and pay downs), securities purchased under agreements to resell used cash of $200.0 million, and an increase in the loan portfolio used cash of $736.5 million. These cash outflows were partially offset by repayments related to securities purchased under agreements to resell, which provided cash of $550.0 million. Financing activities used cash of $3.5 billion, largely resulting from a a decrease in deposits of $2.5 billion, paired with a decrease in federal funds purchased and securities sold under agreements to repurchase of $708.4 million.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2022 and December 31, 2021, as shown in the following table.

(Dollars in thousands)	September 30, 2022	December 31, 2021	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$23,885,207	$22,483,748
Tier I common risk-based capital	3,335,957	3,225,044
Tier I risk-based capital	3,335,957	3,225,044
Total risk-based capital	3,509,822	3,399,880
Tier I common risk-based capital ratio	13.97%	14.34%	7.00%	6.50%
Tier I risk-based capital ratio	13.97	14.34	8.50	8.00
Total risk-based capital ratio	14.69	15.12	10.50	10.00
Tier I leverage ratio	9.87	9.13	4.00	5.00
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the nine months ended September 30, 2022, the Company purchased 2,352,489 shares at an average price of $69.42 in open market purchases and through stock-based compensation transactions. At September 30, 2022, 3,444,236 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.265 per share cash dividend on its common stock in the third quarter of 2022, which was a 6.0% increase compared to its 2021 quarterly dividend.

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

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2022 totaled $13.9 billion (including $5.1 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $516.2 million and $1.2 million, respectively, at September 30, 2022. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $3.6 million at September 30, 2022. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At September 30, 2022, the liability for unfunded commitments totaled $30.0 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

During the third quarter of 2020, the Company signed a $106.7 million agreement with U.S. Capital Development to develop a 280,000 square foot commercial office building in a two building complex in Clayton, Missouri, which is expected to be completed in January 2023. As of September 30, 2022, the Company has made payments totaling $83.8 million. While the Company intends to occupy a portion of the office building for executive offices, a 15 year lease agreement has been signed by an anchor tenant to lease approximately 50% of the office building.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first nine months of 2022, purchases and sales of tax credits amounted to $95.7 million and $99.9 million, respectively. Fees from sales of tax credits were $4.4 million for the nine months ended September 30, 2022, compared to $3.2 million in the same period last year. At September 30, 2022, the Company expected to fund outstanding purchase commitments of $12.0 million during the remainder of 2022.

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

Segment Results
The table below is a summary of segment pre-tax income results for the first nine months of 2022 and 2021.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2022
Net interest income	$249,761	$333,263	$56,731	$639,755	$47,789	$687,544
Provision for credit losses	(12,727)	(651)	2	(13,376)	782	(12,594)
Non-interest income	89,542	167,581	161,051	418,174	(8,464)	409,710
Investment securities gains, net	—	—	—	—	11,602	11,602
Non-interest expense	(225,232)	(272,224)	(108,967)	(606,423)	(25,614)	(632,037)
Income before income taxes	$101,344	$227,969	$108,817	$438,130	$26,095	$464,225
Nine Months Ended September 30, 2021
Net interest income	$239,157	$340,279	$53,186	$632,622	$(4,855)	$627,767
Provision for credit losses	(19,122)	4,856	10	(14,256)	73,528	59,272
Non-interest income	110,911	155,079	158,731	424,721	(12,027)	412,694
Investment securities gains, net	—	—	—	—	39,765	39,765
Non-interest expense	(220,280)	(246,501)	(101,377)	(568,158)	(34,161)	(602,319)
Income before income taxes	$110,666	$253,713	$110,550	$474,929	$62,250	$537,179
Decrease in income before income taxes:
Amount	$(9,322)	$(25,744)	$(1,733)	$(36,799)	$(36,155)	$(72,954)
Percent	(8.4%)	(10.1%)	(1.6%)	(7.7%)	(58.1%)	(13.6%)
Consumer
For the nine months ended September 30, 2022, income before income taxes for the Consumer segment decreased $9.3 million, or 8.4%, compared to the first nine months of 2021. The decrease in income before income taxes was mainly due to a decline in non-interest income of $21.4 million, or 19.3%, and higher non-interest expense of $5.0 million, or 2.2%. These decreases to income were partly offset by growth in net interest income of $10.6 million, or 4.4%, and a decrease in the provision for credit losses of $6.4 million, or 33.4%. Net interest income increased due to a $13.0 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and a $1.6 million decrease in deposit interest expense. These increases to income were partly offset by a $4.0 million decline in loan interest income. Non-interest income decreased mainly due to a decline of $19.6 million in mortgage banking revenue. Non-interest expense increased over the same period in the previous year mainly due to higher salaries expense, marketing expense, and allocated service and support costs (mainly bank card fraud operations and information technology), partly offset by lower allocated service costs for branch employees and mortgage operations. The provision for credit losses totaled $12.7 million, a $6.4 million decrease from the first nine months of 2021, mainly due to lower credit card loan net charge-offs.

Commercial
For the nine months ended September 30, 2022, income before income taxes for the Commercial segment decreased $25.7 million, or 10.1%, compared to the same period in the previous year. This decrease was mainly due to an increase in non-interest expense and a decline in net interest income, partly offset by an increase in non-interest income. Net interest income decreased $7.0 million, or 2.1%, due higher interest expense on customer repurchase agreements and deposits of $10.0 million and $7.3 million, respectively. These decreases to income were partly offset by a $9.4 million increase in loan interest income. Non-interest income increased $12.5 million, or 8.1%, over the previous year mainly due to growth in net bank card fees (mainly corporate card fees), deposit account fees (mainly corporate cash management fees) and cash sweep commissions, partly offset by a decline in capital market fees. Non-interest expense increased $25.7 million, or 10.4%, mainly due to higher salaries and benefits expense, travel and entertainment expense, and allocated service and support costs (mainly bank operations, branch employees, information technology and commercial payments). The provision for credit losses increased $5.5 million over the same period last year, mainly due to net charge-offs on business loans in the current year compared to net recoveries in the prior year.

Wealth
Wealth segment pre-tax profitability for the nine months ended September 30, 2022 decreased $1.7 million, or 1.6%, from the same period in the previous year. Net interest income increased $3.5 million, or 6.7%, mainly due to an $8.4 million increase in loan interest income, partly offset by a $5.3 million decrease in net allocated funding credits assigned to the Wealth segment's loan and deposit portfolios. Non-interest income increased $2.3 million, or 1.5%, over the prior year largely due to higher cash sweep commissions, private client trust fees, and brokerage fees. These increases were partly offset by lower mortgage banking revenue and institutional trust fees. Non-interest expense increased $7.6 million, or 7.5%, mainly due to higher salaries and benefits expense, travel and entertainment expense, and marketing expense. The provision for credit losses increased $8 thousand over the same period last year, due to higher overdraft loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $36.2 million. Unallocated securities gains were $11.6 million in the first nine months of 2022 compared to gains of $39.8 million in 2021. Also, the unallocated provision for credit losses increased by $72.7 million, primarily driven by increases in the liability for unfunded lending commitments and in the provision for credit losses on loans, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans was $6.7 million lower than net charge-offs in 2022, while the provision was $58.1 million lower than net charge-offs, as the provision was a benefit in 2021. For the nine months ended September 30, 2022, the Company's provision on unfunded lending commitments was expense of $5.8 million. These decreases to pre-tax profitability were partly offset by higher net interest income of $52.6 million, non-interest income of $3.6 million, and lower non-interest expense of $8.5 million.

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

Credit Losses The FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", in March 2022. This ASU eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The guidance is effective January 1, 2023. The Company expects no material impact to its consolidated financial statements from adoption of this ASU.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2022 and 2021

	Third Quarter 2022			Third Quarter 2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,317,696	$52,813	3.94%	$5,437,498	$47,032	3.43%
Real estate — construction and land	1,288,721	17,133	5.27	1,168,566	10,326	3.51
Real estate — business	3,258,128	36,121	4.40	2,982,847	26,027	3.46
Real estate — personal	2,844,376	24,065	3.36	2,775,638	22,854	3.27
Consumer	2,101,622	22,110	4.17	2,041,263	19,085	3.71
Revolving home equity	280,923	3,413	4.82	281,689	2,456	3.46
Consumer credit card	550,058	16,711	12.05	566,406	16,112	11.29
Overdrafts	4,438	—	—	5,110	—	—
Total loans	15,645,962	172,366	4.37	15,259,017	143,892	3.74
Loans held for sale	7,170	159	8.80	16,021	187	4.63
Investment securities:
U.S. government and federal agency obligations	1,113,442	12,664	4.51	727,566	10,525	5.74
Government-sponsored enterprise obligations	55,753	332	2.36	50,785	295	2.30
State and municipal obligations(A)	2,052,908	11,758	2.27	2,039,942	12,062	2.35
Mortgage-backed securities	6,847,912	33,323	1.93	7,115,419	27,461	1.53
Asset-backed securities	3,870,953	15,782	1.62	3,028,076	8,205	1.08
Other debt securities	587,026	2,852	1.93	608,642	3,125	2.04
Trading debt securities(A)	35,621	246	2.74	32,238	82	1.01
Equity securities(A)	8,838	604	27.11	8,756	528	23.92
Other securities(A)	208,708	3,729	7.09	183,397	3,447	7.46
Total investment securities	14,781,161	81,290	2.18	13,794,821	65,730	1.89
Federal funds sold	13,486	94	2.77	792	1.50
Securities purchased under agreements to resell	1,379,341	5,984	1.72	1,633,205	9,007	2.19
Interest earning deposits with banks	980,273	5,571	2.25	2,602,896	995.15
Total interest earning assets	32,807,393	265,464	3.21	33,306,752	219,812	2.62
Allowance for credit losses on loans	(137,833)			(172,112)
Unrealized gain (loss) on debt securities	(1,064,534)			230,058
Cash and due from banks	310,713			329,129
Premises and equipment, net	408,884			408,966
Other assets	536,901			523,182
Total assets	$32,861,524			$34,625,975
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,595,857	177.04		$1,484,923	289.08
Interest checking and money market	14,423,713	7,368.20		13,343,180	1,528.05
Certificates of deposit of less than $100,000	397,071	411.41		464,367	206.18
Certificates of deposit of $100,000 and over	578,158	871.60		1,289,665	450.14
Total interest bearing deposits	16,994,799	8,827.21		16,582,135	2,473.06
Borrowings:
Federal funds purchased	$51,929	$315	2.41	13,606	$3.10
Securities sold under agreements to repurchase	2,199,866	7,576	1.37	2,347,270	477.08
Other borrowings(B)	2,010	9	1.78	347	1	1.14
Total borrowings	2,253,805	7,900	1.39	2,361,223	481.08
Total interest bearing liabilities	19,248,604	16,727.34%		18,943,358	2,954.06%
Non-interest bearing deposits	10,758,353			11,475,113
Other liabilities	123,691			667,786
Equity	2,730,876			3,539,718
Total liabilities and equity	$32,861,524			$34,625,975
Net interest margin (FTE)		$248,737			$216,858
Net yield on interest earning assets			3.01%			2.58%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2022 and 2021

	Nine Months 2022			Nine Months 2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,342,326	$133,631	3.34%	$6,056,664	$145,574	3.21%
Real estate — construction and land	1,216,860	40,148	4.41	1,116,603	29,538	3.54
Real estate — business	3,172,832	91,095	3.84	3,006,780	78,494	3.49
Real estate — personal	2,826,441	69,804	3.30	2,801,861	69,715	3.33
Consumer	2,071,019	58,891	3.80	1,998,081	57,567	3.85
Revolving home equity	275,713	8,267	4.01	289,299	7,406	3.42
Consumer credit card	542,895	47,011	11.58	583,471	48,679	11.15
Overdrafts	5,044	—	—	4,136	—	—
Total loans	15,453,130	448,847	3.88	15,856,895	436,973	3.68
Loans held for sale	8,154	470	7.71	25,002	736	3.94
Investment securities:
U.S. government and federal agency obligations	1,112,201	35,751	4.30	724,269	24,979	4.61
Government-sponsored enterprise obligations	54,443	962	2.36	50,793	885	2.33
State and municipal obligations(A)	2,085,539	35,655	2.29	1,988,715	35,779	2.41
Mortgage-backed securities	7,105,874	104,695	1.97	6,933,544	69,924	1.35
Asset-backed securities	3,947,148	40,378	1.37	2,592,618	23,594	1.22
Other debt securities	622,065	9,143	1.97	594,984	9,263	2.08
Trading debt securities(A)	40,052	700	2.34	33,171	272	1.10
Equity securities(A)	9,141	1,823	26.66	6,013	1,584	35.22
Other securities(A)	198,763	17,417	11.72	164,911	10,101	8.19
Total investment securities	15,175,226	246,524	2.17	13,089,018	176,381	1.80
Federal funds sold	6,315	114	2.41	715	3.56
Securities purchased under agreements to resell	1,604,300	15,669	1.31	1,143,061	30,551	3.57
Interest earning deposits with banks	1,606,452	9,150.76		2,273,448	2,108.12
Total interest earning assets	33,853,577	720,774	2.85	32,388,139	646,752	2.67
Allowance for credit losses on loans	(140,686)			(197,631)
Unrealized gain (loss) on debt securities	(699,908)			236,702
Cash and due from banks	321,994			337,595
Premises and equipment, net	405,856			404,697
Other assets	538,438			533,660
Total assets	$34,279,271			$33,703,162
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,589,668	512.04		$1,431,386	843.08
Interest checking and money market	14,738,322	11,071.10		13,200,461	4,921.05
Certificates of deposit of less than $100,000	412,739	755.24		490,655	1,006.27
Certificates of deposit of $100,000 and over	695,332	1,768.34		1,291,693	2,173.22
Total interest bearing deposits	17,436,061	14,106.11		16,414,195	8,943.07
Borrowings:
Federal funds purchased	$62,909	$546	1.16	$24,558	11.06
Securities sold under agreements to repurchase	2,388,295	10,960.61		2,207,037	1,101.07
Other borrowings(B)	1,607	22	1.83	717	5.93
Total borrowings	2,452,811	11,528.63		2,232,312	1,117.07
Total interest bearing liabilities	19,888,872	25,634.17%		18,646,507	10,060.07%
Non-interest bearing deposits	11,168,031			11,011,446
Other liabilities	255,041			601,352
Equity	2,967,327			3,443,857
Total liabilities and equity	$34,279,271			$33,703,162
Net interest margin (FTE)		$695,140			$636,692
Net yield on interest earning assets			2.75%			2.63%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
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

The tables below show the effects of gradual shifts in interest rates over a twelve month period on the Company’s net interest income versus the Company's net interest income in a flat rate scenario.  Simulation A presents three rising rate scenarios and three falling rate scenarios, and in each scenario, rates are assumed to change evenly over 12 months. In these scenarios, the balance sheet remains flat.

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

The Company utilizes these simulations both for monitoring interest rate risk and for liquidity planning purposes.  While the future effects of rising and falling rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and its effect on the Company’s performance.

Simulation A	September 30, 2022			June 30, 2022
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$3.3	.32%	$—	$45.2	4.91%	$—
200 basis points rising	7.7	.75	—	36.9	4.01	—
100 basis points rising	9.9	.97	—	23.5	2.55	—
100 basis points falling	(28.5)	(2.80)	—	(35.3)	(3.83)	—
200 basis points falling	(62.5)	(6.14)	—	—	—	—
300 basis points falling	(101.1)	(9.94)	—	—	—	—

Simulation B	September 30, 2022			June 30, 2022
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$(49.4)	(5.06)%	$(848.9)	$(35.2)	(4.01%)	$(1,770.5)
200 basis points rising	(34.5)	(3.54)	(716.2)	(14.2)	(1.62)	(1,208.0)
100 basis points rising	(14.0)	(1.43)	(405.7)	(2.7)	(.31)	(612.5)
100 basis points falling	(6.0)	(.62)	403.2	(2.7)	(.31)	1,086.4
200 basis points falling	(26.5)	(2.72)	849.4	—	—	—
300 basis points falling	(58.7)	(6.02)	1,446.4	—	—	—

Under Simulation A, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is less asset sensitive than the previous quarter, primarily due to an increase in the Federal funds rate, which increases non-maturity deposit rates. Deposit attrition was removed from the simulation in both the current and previous quarters.

In Simulation B, the assumed levels of deposit attrition were modeled to capture the results of a shrinking balance sheet. Under this Simulation, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is more liability sensitive than in the previous quarter. This was primarily due to an increase in the Federal funds rate, which impacts surge deposit runoff and puts upward pressure on non-maturity deposit rates.

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

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 - 31, 2022	96,180	$69.16	96,180	4,058,935
August 1 - 31, 2022	388,724	$71.32	388,724	3,670,211
September 1 - 30, 2022	225,975	$69.65	225,975	3,444,236
Total	710,879	$70.50	710,879	3,444,236

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2022 of 5,000,000 shares, 3,444,236 shares remained available for purchase at September 30, 2022.

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: November 4, 2022		Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: November 4, 2022		(Chief Accounting Officer)