Form 10-Q
period 2023-03-31
COMMERCE BANCSHARES INC /MO/
filed 2023-05-04
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended March 31, 2023

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 2, 2023, the registrant had outstanding 124,717,779 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
ASSETS
Loans	$16,535,522	$16,303,131
Allowance for credit losses on loans	(159,317)	(150,136)
Net loans	16,376,205	16,152,995
Loans held for sale (including $684,000 and $— of residential mortgage loans carried at fair value at March 31, 2023 and December 31, 2022, respectively)	6,162	4,964
Investment securities:
Available for sale debt, at fair value (amortized cost of $12,538,550,000 and $13,738,206,000 at
March 31, 2023 and December 31, 2022, respectively, and allowance for credit losses of $—
at both March 31, 2023 and December 31, 2022)	11,228,616	12,238,316
Trading debt	41,584	43,523
Equity	12,528	12,304
Other	268,417	225,034
Total investment securities	11,551,145	12,519,177
Federal funds sold	27,060	49,505
Securities purchased under agreements to resell	825,000	825,000
Interest earning deposits with banks	1,341,854	389,140
Cash and due from banks	351,210	452,496
Premises and equipment – net	428,169	418,909
Goodwill	138,921	138,921
Other intangible assets – net	14,918	15,234
Other assets	944,212	909,590
Total assets	$32,004,856	$31,875,931
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$8,685,234	$10,066,356
Savings, interest checking and money market	14,419,741	15,126,981
Certificates of deposit of less than $100,000	468,667	387,336
Certificates of deposit of $100,000 and over	1,109,818	606,767
Total deposits	24,683,460	26,187,440
Federal funds purchased and securities sold under agreements to repurchase	2,784,559	2,841,734
Other borrowings	1,507,776	9,672
Other liabilities	346,649	355,508
Total liabilities	29,322,444	29,394,354
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 140,000,000; issued 125,863,879 shares at March 31, 2023 and December 31, 2022	629,319	629,319
Capital surplus	2,919,060	2,932,959
Retained earnings	117,313	31,620
Treasury stock of 883,736 shares at March 31, 2023
and 605,142 shares at December 31, 2022, at cost	(59,670)	(41,743)
Accumulated other comprehensive income (loss)	(940,498)	(1,086,864)
Total Commerce Bancshares, Inc. stockholders' equity	2,665,524	2,465,291
Non-controlling interest	16,888	16,286
Total equity	2,682,412	2,481,577
Total liabilities and equity	$32,004,856	$31,875,931
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2023	2022
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$223,816	$132,075
Interest and fees on loans held for sale	145	150
Interest on investment securities	71,119	73,105
Interest on federal funds sold	489	1
Interest on securities purchased under agreements to resell	3,952	5,300
Interest on deposits with banks	9,336	1,151
Total interest income	308,857	211,782
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	20,151	1,760
Certificates of deposit of less than $100,000	1,425	139
Certificates of deposit of $100,000 and over	6,627	427
Interest on federal funds purchased	5,586	7
Interest on securities sold under agreements to repurchase	17,495	682
Interest on other borrowings	5,950	(19)
Total interest expense	57,234	2,996
Net interest income	251,623	208,786
Provision for credit losses	11,456	(9,858)
Net interest income after credit losses	240,167	218,644
NON-INTEREST INCOME
Trust fees	45,328	47,811
Bank card transaction fees	46,654	42,045
Deposit account charges and other fees	21,752	22,307
Consumer brokerage services	5,085	4,446
Capital market fees	3,362	4,125
Loan fees and sales	2,589	4,235
Other	12,842	6,800
Total non-interest income	137,612	131,769
INVESTMENT SECURITIES GAINS (LOSSES), NET	(306)	7,163
NON-INTEREST EXPENSE
Salaries and employee benefits	144,373	135,953
Data processing and software	28,154	27,016
Net occupancy	12,759	12,296
Equipment	4,850	4,568
Supplies and communication	4,590	4,713
Marketing	5,471	6,344
Other	23,910	14,758
Total non-interest expense	224,107	205,648
Income before income taxes	153,366	151,928
Less income taxes	32,813	31,902
Net income	120,553	120,026
Less non-controlling interest expense (income)	1,101	1,872
Net income attributable to Commerce Bancshares, Inc.	$119,452	$118,154
Net income per common share — basic	$.95	$.92
Net income per common share — diluted	$.95	$.92
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2023	2022
	(Unaudited)
Net income	$120,553	$120,026
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale debt securities	142,466	(507,265)
Change in pension loss	270	323
Unrealized gains (losses) on cash flow hedge derivatives	3,630	(4,538)
Other comprehensive income (loss)	146,366	(511,480)
Comprehensive income (loss)	266,919	(391,454)
Less non-controlling interest (income) expense	1,101	1,872
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$265,818	$(393,326)
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2023 and 2022

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2022	$629,319	$2,932,959	$31,620	$(41,743)	$(1,086,864)	$16,286	$2,481,577
Net income			119,452			1,101	120,553
Other comprehensive income (loss)					146,366		146,366
Distributions to non-controlling interest						(453)	(453)
Purchases of treasury stock				(36,245)			(36,245)
Sale of non-controlling interest of subsidiary		46				(46)	—
Issuance under stock purchase and equity compensation plans		(18,318)		18,318			—
Stock-based compensation		4,373					4,373
Cash dividends paid on common stock ($.270 per share)			(33,759)				(33,759)
Balance March 31, 2023	$629,319	$2,919,060	$117,313	$(59,670)	$(940,498)	$16,888	$2,682,412
Balance December 31, 2021	$610,804	$2,689,894	$92,493	$(32,973)	$77,080	$11,026	$3,448,324
Net income			118,154			1,872	120,026
Other comprehensive income (loss)					(511,480)		(511,480)
Distributions to non-controlling interest						(136)	(136)
Purchases of treasury stock				(55,855)			(55,855)
Issuance under stock purchase and equity compensation plans		(16,087)		16,535			448
Stock-based compensation		4,218					4,218
Cash dividends paid on common stock ($.252 per share)			(32,143)				(32,143)
Balance March 31, 2022	$610,804	$2,678,025	$178,504	$(72,293)	$(434,400)	$12,762	$2,973,402
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2023	2022
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$120,553	$120,026
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,456	(9,858)
Provision for depreciation and amortization	11,565	11,811
Amortization of investment security premiums, net	7,654	4,932
Investment securities (gains) losses, net (A)	306	(7,163)
Net (gains) losses on sales of loans held for sale	(137)	(1,302)
Originations of loans held for sale	(9,931)	(57,580)
Proceeds from sales of loans held for sale	8,850	57,789
Net (increase) decrease in trading debt securities, excluding unsettled transactions	11,548	9,798
Purchase of interest rate floor	(25,900)	—
Stock-based compensation	4,373	4,218
(Increase) decrease in interest receivable	(1,005)	(7,972)
Increase (decrease) in interest payable	10,025	273
Increase (decrease) in income taxes payable	26,970	28,657
Other changes, net	(60,270)	(29,115)
Net cash provided by operating activities	116,057	124,514
INVESTING ACTIVITIES:
Distributions received from equity-method investment	1,434	400
Proceeds from sales of investment securities (A)	840,435	1,745
Proceeds from maturities/pay downs of investment securities (A)	474,220	805,355
Purchases of investment securities (A)	(168,584)	(1,812,434)
Net (increase) decrease in loans	(239,230)	(287,328)
Securities purchased under agreements to resell	—	(200,000)
Purchases of premises and equipment	(20,044)	(15,597)
Sales of premises and equipment	6	175
Net cash provided by (used in) investing activities	888,237	(1,507,684)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(2,137,278)	(208,358)
Net increase (decrease) in certificates of deposit	584,382	(303,277)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(57,175)	(705,506)
Net increase (decrease) in other borrowings	1,498,104	(3,503)
Purchases of treasury stock	(36,245)	(55,855)
Issuance of stock under equity compensation plans	—	448
Cash dividends paid on common stock	(33,759)	(32,143)
Net cash used in financing activities	(181,971)	(1,308,194)
Increase (decrease) in cash, cash equivalents and restricted cash	822,323	(2,691,364)
Cash, cash equivalents and restricted cash at beginning of year	897,801	4,296,954
Cash, cash equivalents and restricted cash at March 31	$1,720,124	$1,605,590
Income tax payments, net	$3,857	$1,640
Interest paid on deposits and borrowings	$47,209	$2,723
Loans transferred to foreclosed real estate	$72	$25
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $18.2 million at March 31, 2022. The Company had no restricted cash at March 31, 2023.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2022 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

The Company adopted ASU 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, using the prospective transition method. This ASU eliminates the troubled debt restructuring recognition and measurement guidance and requires an entity to present gross write-offs by year of origination. The amendments also enhance disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. With the exception of enhanced disclosures, there was no material impact to the consolidated financial statements from adoption of this ASU. As of the Company's adoption date, all restructurings are evaluated to determine whether they are modifications to a borrower experiencing financial difficulty. Loans that were accounted for under the troubled debt restructuring method as of December 31, 2022 will continue to be accounted for under that method until they are paid off or modified.

The following significant accounting policies have been updated since the Company's 2022 Annual Report on Form 10-K to reflect the adoption of ASU 2022-02.

Troubled Debt Restructurings
Prior to the Company's adoption of ASU 2022-02, a loan was accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, granted a concession to the borrower that it would not otherwise consider. A troubled debt restructuring typically involves (1) modification of terms such as a reduction of the stated interest rate, loan principal, or accrued interest, (2) a loan renewal at a stated interest rate lower than the current market rate for a new loan with similar risk, or (3) debt that was not reaffirmed in bankruptcy. Business, business real estate, construction and land real estate and personal real estate troubled debt restructurings with impairment charges are placed on non-accrual status. The Company measures the impairment loss of a troubled debt restructuring at the time of modification based on the present value of expected future cash flows. Subsequent to modification, troubled debt restructurings are subject to the Company’s allowance for credit loss model, which is discussed below and in Note 2, Loans and Allowance for Credit Losses. Troubled debt restructurings that are performing under their contractual terms continue to accrue interest, which is recognized in current earnings. Loans that were accounted as troubled debt restructurings at of December 31, 2022 will continue to be accounted for under that method until they are either paid off or modified.

Modifications for Borrowers Experiencing Financial Difficulty
The Company may renegotiate the terms of existing loans for a variety of reasons. When refinancing or restructuring a loan, the Company evaluates where the borrower is experiencing financial difficulty. In making this determination, the Company considers whether the borrower is currently in default on any of its debt. In addition, the Company evaluates whether it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification and if the borrower (without the current modification) could obtain equivalent financing from another creditor at a market rate for similar debt. Modifications of loans to borrowers in these situations may indicate that the borrower is facing financial difficulty.

Modifications of loans to borrowers experiencing financial difficulty that are in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or a term extension (or a combination thereof) require disclosure. The Company's disclosures are included in Note 2, Loans and Allowance for Credit Losses.

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at March 31, 2023 and December 31, 2022 are as follows:

(In thousands)	March 31, 2023	December 31, 2022
Commercial:
Business	$5,704,467	$5,661,725
Real estate – construction and land	1,437,419	1,361,095
Real estate – business	3,486,543	3,406,981
Personal Banking:
Real estate – personal	2,952,042	2,918,078
Consumer	2,094,389	2,059,088
Revolving home equity	295,478	297,207
Consumer credit card	558,669	584,000
Overdrafts	6,515	14,957
Total loans	$16,535,522	$16,303,131

Accrued interest receivable totaled $61.9 million and $55.5 million at March 31, 2023 and December 31, 2022, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended March 31, 2023, the Company wrote-off accrued interest by reversing interest income of $34 thousand and $1.1 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the three months ended March 31, 2022, the Company wrote-off accrued interest of $29 thousand and $899 thousand in the Commercial and Personal Banking portfolios, respectively.

At March 31, 2023, loans of $3.3 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at March 31, 2023 and December 31, 2022 are discussed below.

Key Assumption	March 31, 2023	December 31, 2022

Overall economic forecast	•Mild recession to start 3rd quarter of 2023 •Assume the Federal Reserve will continue raising interest rates •Mild recession is expected to weaken employment	•Continued high inflation and higher cost of borrowing create a mild recession in 2023 with stalled job growth and possible job losses •Assumes interest rates hikes will taper
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss within 2 quarters using straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss within 2 quarters using straight-line method
Forecasted macro-economic variables	•Unemployment rate ranges from 3.7% to 5.3% during the supportable forecast period •Real GDP growth ranges from (.5)% to 2.0% •BBB corporate yield from 5.3% to 5.8% •House Price Index from 280.2 to 282.0
•Unemployment rate ranges from 3.8% to 4.7% during the supportable forecast period
•Real GDP growth ranging from (.9)% to 1.3%
•BBB corporate yield from 5.1% to 5.8%
•House Price Index from 280.9 to 284.6

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 6.45% to 22.4% for most loan pools •Consumer credit cards 67.5%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.3% to 24.8% for most loan pools •Consumer credit cards 67.9%
Qualitative factors
Added qualitative factors related to:
•Changes in the composition of the loan portfolios
•Certain portfolios sensitive to pandemic economic uncertainties
•Certain portfolios sensitive to unusually high rate of inflation and supply chain issues
•Loans downgraded to special mention, substandard, or non-accrual status

Added qualitative factors related to:
•Changes in the composition of the loan portfolios
•Certain portfolios sensitive to pandemic economic uncertainties
•Certain portfolios sensitive to unusually high rate of inflation and supply chain issues
•Loans downgraded to special mention, substandard, or non-accrual status

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

The current forecast projects a mild recession to start in the third quarter of 2023 as the economy continues to face high inflation, higher interest rates and a weaker job market. The impacts of the market's response to unusual events or trends including high inflation, supply chain stresses, trends in health conditions and changes in the geopolitical environment could significantly modify economic projections used in the estimation of the ACL.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three months ended March 31, 2023 and 2022, respectively, follows:

	For the Three Months Ended March 31, 2023
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$103,293	$46,843	$150,136
Provision for credit losses on loans	5,548	10,400	15,948
Deductions:
Loans charged off	292	8,756	9,048
Less recoveries on loans	66	2,215	2,281
Net loan charge-offs (recoveries)	226	6,541	6,767
Balance March 31, 2023	$108,615	$50,702	$159,317
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$31,743	$1,377	$33,120
Provision for credit losses on unfunded lending commitments	(4,638)	146	(4,492)
Balance March 31, 2023	$27,105	$1,523	$28,628
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$135,720	$52,225	$187,945

	For the Three Months Ended March 31, 2022
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$97,776	$52,268	$150,044
Provision for credit losses on loans	(2,879)	(7,807)	(10,686)
Deductions:
Loans charged off	177	7,285	7,462
Less recoveries on loans	107	2,707	2,814
Net loan charge-offs (recoveries)	70	4,578	4,648
Balance March 31, 2022	$94,827	$39,883	$134,710
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,271	$933	$24,204
Provision for credit losses on unfunded lending commitments	509	319	828
Balance March 31, 2022	$23,780	$1,252	$25,032
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$118,607	$41,135	$159,742

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2023 and December 31, 2022.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2023
Commercial:
Business	$5,692,966	$4,644	$496	$6,361	$5,704,467
Real estate – construction and land	1,432,344	4,646	429	—	1,437,419
Real estate – business	3,483,425	2,947	—	171	3,486,543
Personal Banking:
Real estate – personal	2,937,474	8,375	4,924	1,269	2,952,042
Consumer	2,067,340	25,134	1,915	—	2,094,389
Revolving home equity	293,783	846	849	—	295,478
Consumer credit card	547,228	5,254	6,187	—	558,669
Overdrafts	6,189	326	—	—	6,515
Total	$16,460,749	$52,172	$14,800	$7,801	$16,535,522
December 31, 2022
Commercial:
Business	$5,652,710	$1,759	$505	$6,751	$5,661,725
Real estate – construction and land	1,361,095	—	—	—	1,361,095
Real estate – business	3,406,207	585	—	189	3,406,981
Personal Banking:
Real estate – personal	2,895,742	14,289	6,681	1,366	2,918,078
Consumer	2,031,827	25,089	2,172	—	2,059,088
Revolving home equity	295,303	1,201	703	—	297,207
Consumer credit card	572,213	6,238	5,549	—	584,000
Overdrafts	14,090	647	220	—	14,957
Total	$16,229,187	$49,808	$15,830	$8,306	$16,303,131

At March 31, 2023, the Company had $3.5 million in non-accrual business loans that had no allowance for credit loss, compared to $3.8 million in non-accrual business loans that had no allowance for credit loss at December 31, 2022. The Company did not record any interest income on non-accrual loans during the three months ended March 31, 2023 and 2022, respectively.

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

The risk category of loans in the Commercial portfolio as of March 31, 2023 and December 31, 2022 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2023
Business
Risk Rating:
Pass	$526,988	$1,268,330	$716,669	$374,953	$334,438	$369,983	$2,008,711	$5,600,072
Special mention	14,056	1,606	4,460	7,330	513	1,643	676	30,284
Substandard	1,127	6,188	10,059	17,261	503	10,732	21,880	67,750
Non-accrual	—	158	1,818	33	1	4,280	71	6,361
Total Business:	$542,171	$1,276,282	$733,006	$399,577	$335,455	$386,638	$2,031,338	$5,704,467
Gross write-offs for the three months ended March 31, 2023	$—	$—	$—	$—	$—	$—	$292	$292
Real estate-construction
Risk Rating:
Pass	$156,801	$552,570	$549,106	$83,653	$27,431	$3,235	$27,547	$1,400,343
Special mention	7,115	207	—	—	—	—	—	7,322
Substandard	—	2,016	—	—	—	27,738	—	29,754
Total Real estate-construction:	$163,916	$554,793	$549,106	$83,653	$27,431	$30,973	$27,547	$1,437,419
Gross write-offs for the three months ended March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Real estate-business
Risk Rating:
Pass	$229,043	$1,136,589	$573,233	$495,078	$388,892	$401,324	$109,489	$3,333,648
Special mention	—	4,555	—	605	9,616	1,235	—	16,011
Substandard	—	2,811	30,886	16,416	11,924	74,676	—	136,713
Non-accrual	—	14	45	—	—	112	—	171
Total Real estate-business:	$229,043	$1,143,969	$604,164	$512,099	$410,432	$477,347	$109,489	$3,486,543
Gross write-offs for the three months ended March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Commercial loans
Risk Rating:
Pass	$912,832	$2,957,489	$1,839,008	$953,684	$750,761	$774,542	$2,145,747	$10,334,063
Special mention	21,171	6,368	4,460	7,935	10,129	2,878	676	53,617
Substandard	1,127	11,015	40,945	33,677	12,427	113,146	21,880	234,217
Non-accrual	—	172	1,863	33	1	4,392	71	6,532
Total Commercial loans:	$935,130	$2,975,044	$1,886,276	$995,329	$773,318	$894,958	$2,168,374	$10,628,429
Gross write-offs for the three months ended March 31, 2023	$—	$—	$—	$—	$—	$—	$292	$292

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2022
Business
Risk Rating:
Pass	$1,456,476	$782,409	$464,201	$360,844	$180,375	$219,053	$2,146,380	$5,609,738
Special mention	3,113	2,548	7,757	1,063	67	—	1,319	15,867
Substandard	5,752	10,004	685	37	810	10,342	1,739	29,369
Non-accrual	195	1,987	—	1	792	3,776	—	6,751
Total Business:	$1,465,536	$796,948	$472,643	$361,945	$182,044	$233,171	$2,149,438	$5,661,725
Real estate-construction
Risk Rating:
Pass	$538,022	$596,465	$129,632	$27,331	$1,305	$2,029	$18,559	$1,313,343
Special mention	352	—	—	—	—	—	—	352
Substandard	—	19,494	—	—	14,766	13,140	—	47,400
Total Real estate-construction:	$538,374	$615,959	$129,632	$27,331	$16,071	$15,169	$18,559	$1,361,095
Real estate- business
Risk Rating:
Pass	$1,085,379	$616,516	$555,648	$424,641	$163,628	$271,579	$90,799	$3,208,190
Special mention	4,608	—	618	9,737	976	279	—	16,218
Substandard	2,795	30,944	61,141	10,490	30,782	46,232	—	182,384
Non-accrual	14	45	—	—	124	6	—	189
Total Real-estate business:	$1,092,796	$647,505	$617,407	$444,868	$195,510	$318,096	$90,799	$3,406,981
Commercial loans
Risk Rating:
Pass	$3,079,877	$1,995,390	$1,149,481	$812,816	$345,308	$492,661	$2,255,738	$10,131,271
Special mention	8,073	2,548	8,375	10,800	1,043	279	1,319	32,437
Substandard	8,547	60,442	61,826	10,527	46,358	69,714	1,739	259,153
Non-accrual	209	2,032	—	1	916	3,782	—	6,940
Total Commercial loans:	$3,096,706	$2,060,412	$1,219,682	$834,144	$393,625	$566,436	$2,258,796	$10,429,801

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of March 31, 2023 and December 31, 2022 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2023
Real estate-personal
Current to 90 days past due	$113,590	$512,841	$578,969	$769,804	$284,835	$675,601	$10,209	$2,945,849
Over 90 days past due	—	394	946	1,372	—	2,212	—	4,924
Non-accrual	—	—	—	—	167	1,102	—	1,269
Total Real estate-personal:	$113,590	$513,235	$579,915	$771,176	$285,002	$678,915	$10,209	$2,952,042
Gross write-offs for the three months ended March 31, 2023	$—	$—	$—	$—	$—	$18	$—	$18
Consumer
Current to 90 days past due	$158,392	$430,621	$345,779	$183,261	$91,521	$82,898	$800,002	$2,092,474
Over 90 days past due	—	343	310	115	62	443	642	1,915
Total Consumer:	$158,392	$430,964	$346,089	$183,376	$91,583	$83,341	$800,644	$2,094,389
Gross write-offs for the three months ended March 31, 2023	$—	$519	$505	$279	$127	$159	$270	$1,859
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$294,629	$294,629
Over 90 days past due	—	—	—	—	—	—	849	849
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$295,478	$295,478
Gross write-offs for the three months ended March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$552,482	$552,482
Over 90 days past due	—	—	—	—	—	—	6,187	6,187
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$558,669	$558,669
Gross write-offs for the three months ended March 31, 2023	$—	$—	$—	$—	$—	$—	$5,684	$5,684
Overdrafts
Current to 90 days past due	$6,515	$—	$—	$—	$—	$—	$—	$6,515
Over 90 days past due	—	—	—	—	—	—	—	—
Total Overdrafts:	$6,515	$—	$—	$—	$—	$—	$—	$6,515
Gross write-offs for the three months ended March 31, 2023	$1,195	$—	$—	$—	$—	$—	$—	$1,195
Personal banking loans
Current to 90 days past due	$278,497	$943,462	$924,748	$953,065	$376,356	$758,499	$1,657,322	$5,891,949
Over 90 days past due	—	737	1,256	1,487	62	2,655	7,678	13,875
Non-accrual	—	—	—	—	167	1,102	—	1,269
Total Personal banking loans:	$278,497	$944,199	$926,004	$954,552	$376,585	$762,256	$1,665,000	$5,907,093
Gross write-offs for the three months ended March 31, 2023	$1,195	$519	$505	$279	$127	$177	$5,954	$8,756

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2022
Real estate-personal
Current to 90 days past due	$535,283	$589,658	$783,651	$290,580	$132,305	$568,380	$10,174	$2,910,031
Over 90 days past due	514	967	1,338	81	1,388	2,393	—	6,681
Non-accrual	—	—	52	169	102	1,043	—	1,366
Total Real estate-personal:	$535,797	$590,625	$785,041	$290,830	$133,795	$571,816	$10,174	$2,918,078
Consumer
Current to 90 days past due	$536,429	$378,118	$205,849	$106,733	$36,096	$62,255	$731,436	$2,056,916
Over 90 days past due	326	251	203	58	267	228	839	2,172
Total Consumer:	$536,755	$378,369	$206,052	$106,791	$36,363	$62,483	$732,275	$2,059,088
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$296,504	$296,504
Over 90 days past due	—	—	—	—	—	—	703	703
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$297,207	$297,207
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$578,451	$578,451
Over 90 days past due	—	—	—	—	—	—	5,549	5,549
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$584,000	$584,000
Overdrafts
Current to 90 days past due	$14,737	$—	$—	$—	$—	$—	$—	$14,737
Over 90 days past due	220	—	—	—	—	—	—	220
Total Overdrafts:	$14,957	$—	$—	$—	$—	$—	$—	$14,957
Personal banking loans
Current to 90 days past due	$1,086,449	$967,776	$989,500	$397,313	$168,401	$630,635	$1,616,565	$5,856,639
Over 90 days past due	1,060	1,218	1,541	139	1,655	2,621	7,091	15,325
Non-accrual	—	—	52	169	102	1,043	—	1,366
Total Personal banking loans:	$1,087,509	$968,994	$991,093	$397,621	$170,158	$634,299	$1,623,656	$5,873,330

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2023 and December 31, 2022.

(In thousands)	Business Assets	Oil & Gas Assets	Total
March 31, 2023
Commercial:
Business	$2,611	$1,671	$4,282
Total	$2,611	$1,671	$4,282
December 31, 2022
Commercial:
Business	$2,778	$1,824	$4,602
Total	$2,778	$1,824	$4,602

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $178.1 million at March 31, 2023 and $179.2 million at December 31, 2022. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $195.5 million at March 31, 2023 and $197.5 million at December 31, 2022. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2023 and December 31, 2022 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2023
FICO score:
Under 600	1.8%	2.6%	1.8%	4.2%
600 - 659	2.5	4.0	3.3	11.9
660 - 719	9.2	13.6	9.8	30.9
720 - 779	21.8	29.2	21.7	27.5
780 and over	64.7	50.6	63.4	25.5
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2022
FICO score:
Under 600	1.4%	2.2%	1.5%	3.4%
600 - 659	2.2	4.2	2.8	11.4
660 - 719	8.1	14.5	9.7	30.8
720 - 779	23.7	26.7	21.4	27.1
780 and over	64.6	52.4	64.6	27.3
Total	100.0%	100.0%	100.0%	100.0%

Modifications for borrowers experiencing financial difficulty
When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company.

The Company's modifications of loans to borrowers experiencing financial difficulty are generally in the form of term extensions, repayment plans, payment deferrals, forbearance agreements, interest rate reductions, forgiveness of interest and/or fees, or any combination thereof. Commercial loans modified to borrowers experiencing financial difficulty are primarily loans that are substandard or non-accrual, where the maturity date was extended. Modifications on personal real estate loans are primarily those placed on forbearance plans, repayment plans, or deferral plans where monthly payments are suspended for a period of time or past due amounts are paid off over a certain period of time in the future or set up as a balloon payment at maturity. Modifications to certain credit card and other small consumer loans are often modified under debt counseling programs that can reduce the contractual rate or, in certain instances, forgive certain fees and interest charges. Other consumer loans modified to borrowers experiencing financial difficulty consist of various other workout arrangements with consumer customers.

The following table presents the amortized cost at March 31, 2023 of loans that were modified during the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
March 31, 2023
Commercial:
Business	$3,104	$—	$—	$—	$—	$3,104	0.1%
Real estate – business	23,039	—	—	—	—	23,039	0.7
Personal Banking:
Real estate – personal	—	1,666	—	—	—	1,666	0.1
Consumer	—	58	16	—	55	129	—
Consumer credit card	—	—	618	275	—	893	0.2
Total	$26,143	$1,724	$634	$275	$55	$28,831	0.2%

The estimate of lifetime expected losses utilized in the allowance for credit losses model is developed using average historical experience on loans with similar risk characteristics, which includes losses from modifications of loans to borrowers experiencing financial difficulty. As a result, a change to the allowance for credit losses is generally not recorded upon modification. For modifications to loans made to borrowers experiencing financial difficulty that are placed on non-accrual status, the Company determines the allowance for credit losses on an individual evaluation, using the same process that it utilizes for other loans on non-accrual status. Modifications made to commercial loans which are not on non-accrual status for borrowers experiencing financial difficulty are collectively evaluated based on internal risk rating, loan type, delinquency, historical experience, and current economic factors. Modifications made to borrowers experiencing financial difficulty for personal banking loans which are not on non-accrual status are collectively evaluated based on loan type, delinquency, historical experience, and current economic factors.

If a loan to a borrower experiencing financial difficulty is modified and subsequently deemed uncollectible, the allowance for credit losses continues to be based on individual evaluation, if that loan is already on non-accrual status. For those loans, the allowance for credit losses is estimated using discounted expected cash flows or the fair value of collateral. If an accruing loan made to a borrower experiencing financial difficulty is modified and subsequently deemed uncollectible, the loan's risk rating is downgraded to non-accrual status and the loan's related allowance for credit losses is determined based on individual evaluation, or if necessary, the loan is charged off and collection efforts begin.

The following table summarizes the financial impact of loan modifications and payment deferrals during the three months ended March 31, 2023. The qualitative impact of forbearance and repayment plans is the deferral of payments for 3 months up to 30 years, and therefore, those modifications are excluded from the table below.

Term Extension
Three Months Ended March 31, 2023
Commercial:
Business	Added a weighted-average of 12 months to the life of loans.
Real estate – business	Added a weighted-average of 17 months to the life of loans.

Payment Delay
Three Months Ended March 31, 2023
Personal Banking:
Real estate – personal	Deferred past due monthly payments to maturity as a balloon payment. Deferral delayed payments a weighted average of 27 years.
Consumer	Deferred past due monthly payments to maturity as a balloon payment. Deferral delayed payments a weighted average of 11 years.

Interest Rate Reduction
Three Months Ended March 31, 2023
Personal Banking:
Consumer	Reduced weighted-average contractual interest by 14%.
Consumer credit card	Reduced weighted-average contractual interest by 14%.

Forgiveness of Interest/Fees
Three Months Ended March 31, 2023
Personal Banking:
Consumer credit card	Approximately $14 thousand of interest and fees forgiven.

The Company had commitments of $532 thousand at March 31, 2023 to lend additional funds to borrowers with restructured loans.

The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2023 and were modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through March 31, 2023. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal. In addition to the loans below, the Company charged off $25 thousand of consumer credit card loans during the three months ended March 31, 2023 that were modified during the period.

(Dollars in thousands)	Interest Rate Reduction	Interest/Fees Forgiven	Total
March 31, 2023
Personal Banking:
Consumer	$8	$—	$8
Consumer credit card	63	12	75
Total	$71	$12	$83

The following table presents the amortized cost basis at March 31, 2023 of loans that have been modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through March 31, 2023.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
March 31, 2023
Commercial:
Business	$3,104	$—	$—	$3,104
Real estate – business	23,039	—	—	23,039
Personal Banking:
Real estate – personal	1,061	605	—	1,666
Consumer	75	46	8	129
Consumer credit card	645	173	75	893
Total	$27,924	$824	$83	$28,831

Troubled debt restructuring disclosures prior to the Company's adoption of ASU 2022-02
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected. Commercial performing restructured loans are primarily comprised of certain business, construction and business real estate loans classified as substandard but renewed at rates judged to be non-market. These loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card and other small consumer loans under various debt management and assistance programs. Modifications to these loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. Certain personal real estate, revolving home equity, and consumer loans were classified as consumer bankruptcy troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments. Other consumer loans classified as troubled debt restructurings consist of various other workout arrangements with consumer customers.

(In thousands)	December 31, 2022
Accruing restructured loans:
Commercial	$184,388
Assistance programs	5,156
Other consumer	4,049
Non-accrual loans	5,078
Total troubled debt restructurings	$198,671
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

(In thousands)	December 31, 2022	Balance at December 31, 2022 that was 90 days past due at any time during previous 12 months
Commercial:
Business	$12,311	$—
Real estate - construction and land	57,547	—
Real estate - business	118,654	—
Personal Banking:
Real estate - personal	2,809	419
Consumer	2,250	268
Revolving home equity	17	—
Consumer credit card	5,083	452
Total troubled debt restructurings	$198,671	$1,139

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. However, the effects of modifications to loans under various debt management and assistance programs at December 31, 2022 were estimated to decrease interest income by approximately $661 thousand on an annual, pre-tax basis, compared to amounts contractually owed. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

The Company had commitments of $12.6 million at December 31, 2022 to lend additional funds to borrowers with restructured loans.

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At March 31, 2023, the fair value of these loans was $684 thousand, and the unpaid principal balance was $666 thousand.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at March 31, 2023 totaled $5.3 million.

At March 31, 2023, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $167 thousand and $96 thousand at March 31, 2023 and December 31, 2022, respectively, and included in those amounts were $167 thousand and $96 thousand at March 31, 2023 and December 31, 2022, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $1.4 million and $1.6 million at March 31, 2023 and December 31, 2022, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at March 31, 2023 and December 31, 2022.

(In thousands)	March 31, 2023	December 31, 2022
Available for sale debt securities	$11,228,616	$12,238,316
Trading debt securities	41,584	43,523
Equity securities:
Readily determinable fair value	6,083	6,210
No readily determinable fair value	6,445	6,094
Other:
Federal Reserve Bank stock	34,887	34,795
Federal Home Loan Bank stock	70,112	10,678
Equity method investments	—	1,434
Private equity investments	163,418	178,127
Total investment securities (1)	$11,551,145	$12,519,177
(1)Accrued interest receivable totaled $32.7 million and $38.8 million at March 31, 2023 and December 31, 2022, respectively, and was included within other assets on the consolidated balance sheets.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. This portfolio includes the Company's holdings of Visa Class B shares, which have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the three months ended March 31, 2023, the Company did not record any impairment or other adjustments to the carrying amount of its portfolio of equity securities with no readily determinable fair value.

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

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of March 31, 2023 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$482,979	$474,435
After 1 but within 5 years	391,902	378,408
After 5 but within 10 years	173,874	167,380
Total U.S. government and federal agency obligations	1,048,755	1,020,223
Government-sponsored enterprise obligations:
After 5 but within 10 years	4,955	4,631
After 10 years	50,734	39,783
Total government-sponsored enterprise obligations	55,689	44,414
State and municipal obligations:
Within 1 year	98,381	97,510
After 1 but within 5 years	465,196	442,933
After 5 but within 10 years	887,757	771,946
After 10 years	163,836	141,425
Total state and municipal obligations	1,615,170	1,453,814
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,975,242	4,271,563
Non-agency mortgage-backed securities	1,403,543	1,207,969
Asset-backed securities	2,918,160	2,763,578
Total mortgage and asset-backed securities	9,296,945	8,243,110
Other debt securities:
Within 1 year	14,040	13,572
After 1 but within 5 years	246,688	230,527
After 5 but within 10 years	245,003	209,285
After 10 years	16,260	13,671
Total other debt securities	521,991	467,055
Total available for sale debt securities	$12,538,550	$11,228,616

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $402.3 million, at fair value, at March 31, 2023. Interest earned on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

Allowance for credit losses on available for sale debt securities
Securities for which fair value is less than amortized cost are reviewed for impairment. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or which have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Certain securities are analyzed using a projected cash flow model, discounted to present value, and compared to the current amortized cost bases of the securities. The model uses input factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. Securities not analyzed using the cash flow model are analyzed by reviewing risk ratings, credit support agreements, and industry knowledge to project future cash flows and any possible credit impairment.

At March 31, 2023, the fair value of securities on this watch list was $676.0 million compared to $1.3 billion at December 31, 2022. The majority of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the significant increase in interest rates and were analyzed outside of the cash flow model. At March 31, 2023, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of March 31, 2023, the Company did not identify any securities for which a credit loss exists, and for the three months ended March 31, 2023 and 2022, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At March 31, 2023, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S. government and federal agency obligations	$532,588	$9,565	$386,394	$20,444	$918,982	$30,009
Government-sponsored enterprise obligations	4,631	324	39,783	10,951	44,414	11,275
State and municipal obligations	188,055	2,025	1,200,901	159,549	1,388,956	161,574
Mortgage and asset-backed securities:
Agency mortgage-backed securities	159,424	4,610	4,091,658	699,252	4,251,082	703,862
Non-agency mortgage-backed securities	648	12	1,199,354	195,665	1,200,002	195,677
Asset-backed securities	131,679	2,523	2,631,899	152,059	2,763,578	154,582
Total mortgage and asset-backed securities	291,751	7,145	7,922,911	1,046,976	8,214,662	1,054,121
Other debt securities	7,843	201	459,212	54,735	467,055	54,936
Total	$1,024,868	$19,260	$10,009,201	$1,292,655	$11,034,069	$1,311,915
December 31, 2022
U.S. government and federal agency obligations	$605,840	$17,490	$380,573	$25,940	$986,413	$43,430
Government-sponsored enterprise obligations	25,068	4,650	18,040	7,971	43,108	12,621
State and municipal obligations	814,799	26,708	875,329	171,385	1,690,128	198,093
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,323,938	125,330	2,966,851	654,327	4,290,789	779,657
Non-agency mortgage-backed securities	135,984	16,736	1,069,222	195,218	1,205,206	211,954
Asset-backed securities	1,331,055	50,056	2,006,188	140,424	3,337,243	190,480
Total mortgage and asset-backed securities	2,790,977	192,122	6,042,261	989,969	8,833,238	1,182,091
Other debt securities	166,040	9,690	308,818	54,707	474,858	64,397
Total	$4,402,724	$250,660	$7,625,021	$1,249,972	$12,027,745	$1,500,632

The entire available for sale debt portfolio included $11.0 billion of securities that were in a loss position at March 31, 2023, compared to $12.0 billion at December 31, 2022.  The total amount of unrealized loss on these securities was $1.3 billion at March 31, 2023, a decrease of $188.7 million compared to the unrealized loss at December 31, 2022.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at March 31, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2023
U.S. government and federal agency obligations	$1,048,755	$1,477	$(30,009)	$—	$1,020,223
Government-sponsored enterprise obligations	55,689	—	(11,275)	—	44,414
State and municipal obligations	1,615,170	218	(161,574)	—	1,453,814
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,975,242	183	(703,862)	—	4,271,563
Non-agency mortgage-backed securities	1,403,543	103	(195,677)	—	1,207,969
Asset-backed securities	2,918,160	—	(154,582)	—	2,763,578
Total mortgage and asset-backed securities	9,296,945	286	(1,054,121)	—	8,243,110
Other debt securities	521,991	—	(54,936)	—	467,055
Total	$12,538,550	$1,981	$(1,311,915)	$—	$11,228,616
December 31, 2022
U.S. government and federal agency obligations	$1,078,807	$29	$(43,430)	$—	$1,035,406
Government-sponsored enterprise obligations	55,729	—	(12,621)	—	43,108
State and municipal obligations	1,965,028	174	(198,093)	—	1,767,109
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,087,893	191	(779,657)	—	4,308,427
Non-agency mortgage-backed securities	1,423,469	92	(211,954)	—	1,211,607
Asset-backed securities	3,588,025	256	(190,480)	—	3,397,801
Total mortgage and asset-backed securities	10,099,387	539	(1,182,091)	—	8,917,835
Other debt securities	539,255	—	(64,397)	—	474,858
Total	$13,738,206	$742	$(1,500,632)	$—	$12,238,316

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2023	2022
Proceeds from sales of securities:
Available for sale debt securities	$812,176	$—
Other investments	28,259	1,745
Total proceeds	$840,435	$1,745

Investment securities gains (losses), net:
Available for sale debt securities:
Losses realized on sales	$(3,088)	$—
Equity securities:
Fair value adjustments, net	(127)	(287)
Other:
Gains realized on sales	658	—
Fair value adjustments, net	2,251	7,450
Total investment securities gains (losses), net	$(306)	$7,163

Net losses on investment securities for the three months ended March 31, 2023 were mainly comprised of losses of $3.1 million on sales of available for sale securities, and net losses in fair value of $127 thousand on equity investments, offset by net gains in private equity securities due to sales and fair value adjustments of $658 thousand and $2.3 million, respectively.

At March 31, 2023, securities totaling $8.1 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $4.7 billion at December 31, 2022. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $211.5 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of the U.S. Treasury and various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2023				December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(4,911)	$—	$639	$31,270	$(30,565)	$—	$705
Mortgage servicing rights	22,227	(11,548)	—	10,679	22,187	(11,258)	—	10,929
Total	$27,777	$(16,459)	$—	$11,318	$53,457	$(41,823)	$—	$11,634

Aggregate amortization expense on intangible assets was $356 thousand and $609 thousand for the three month periods ended March 31, 2023 and 2022, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2023. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2023	$1,396
2024	1,260
2025	1,117
2026	977
2027	841

During the first quarter of 2023, the Company wrote off $25.7 million of core deposit intangible assets that were fully amortized. Other changes in the carrying amount of goodwill and other intangible assets for the three month period ended March 31, 2023 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2023	$138,921	$3,600	$705	$10,929
Originations, net of disposals	—	—	—	40
Amortization	—	—	(66)	(290)
Balance March 31, 2023	$138,921	$3,600	$639	$10,679

Goodwill allocated to the Company’s operating segments at March 31, 2023 and December 31, 2022 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2023, that net liability was $4.9 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $625.9 million at March 31, 2023. A portion of this amount has been conveyed to others.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2023, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 15 years. At March 31, 2023, the fair value of the Company's guarantee liabilities for RPAs was $148 thousand, and the notional amount of the underlying swaps was $419.9 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

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

The following table provides the components of lease income.

	For the Three Months Ended March 31
(in thousands)	2023	2022
Direct financing and sales-type leases	$6,755	$5,247
Operating leases(a)	2,334	2,184
Total lease income	$9,089	$7,431
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for the three month periods ended March 31, 2023 and 2022.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2023	2022
Service cost	$116	$132
Interest cost on projected benefit obligation	1,158	665
Expected return on plan assets	(1,001)	(1,126)
Amortization of prior service cost	(67)	(68)
Amortization of unrecognized net loss	427	498
Net periodic pension cost	$633	$101

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first three months of 2023, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2023	2022
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$119,452	$118,154
Less income allocated to nonvested restricted stock	1,056	1,070
Net income allocated to common stock	$118,396	$117,084
Weighted average common shares outstanding	124,004	126,341
Basic income per common share	$.95	$.92
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$119,452	$118,154
Less income allocated to nonvested restricted stock	1,054	1,068
Net income allocated to common stock	$118,398	$117,086
Weighted average common shares outstanding	124,004	126,341
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	255	306
Weighted average diluted common shares outstanding	124,259	126,647
Diluted income per common share	$.95	$.92

Unexercised stock appreciation rights of 216 thousand and 125 thousand for the three month periods ended March 31, 2023 and 2022, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

In the Annual Meeting of the Shareholders, held on April 19, 2023, a proposal to increase the shares of the Company's common stock authorized for issuance under its articles of incorporation was approved. This approval increased the authorized shares from 140,000,000 to 190,000,000.

* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2022.

9. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. Information about unrealized gains and losses on securities can be found in Note 3, and information about unrealized gains and losses on cash flow hedge derivatives is located in Note 11.

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2023	$(1,124,915)	$(17,186)	$55,237	$(1,086,864)
Other comprehensive income (loss) before reclassifications to current earnings	186,868	—	9,225	196,093
Amounts reclassified to current earnings from accumulated other comprehensive income	3,088	360	(4,385)	(937)
Current period other comprehensive income (loss), before tax	189,956	360	4,840	195,156
Income tax (expense) benefit	(47,490)	(90)	(1,210)	(48,790)
Current period other comprehensive income (loss), net of tax	142,466	270	3,630	146,366
Balance March 31, 2023	$(982,449)	$(16,916)	$58,867	$(940,498)
Balance January 1, 2022	$23,174	$(20,668)	$74,574	$77,080
Other comprehensive income (loss) before reclassifications to current earnings	(676,353)	—	—	(676,353)
Amounts reclassified to current earnings from accumulated other comprehensive income	—	430	(6,050)	(5,620)
Current period other comprehensive income (loss), before tax	(676,353)	430	(6,050)	(681,973)
Income tax (expense) benefit	169,088	(107)	1,512	170,493
Current period other comprehensive income (loss), net of tax	(507,265)	323	(4,538)	(511,480)
Balance March 31, 2022	$(484,091)	$(20,345)	$70,036	$(434,400)
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

10. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 145 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  In order to reflect a change in the Company's management of its portfolio of residential mortgage loans that it retains, the Company began including those loans in the Consumer segment on January 1, 2023. These loans had previously been included in the Other/Elimination column. As a result of this change, approximately $1.9 billion of loans were reclassified from the Other/Elimination column into the Consumer segment, and prior periods presented below were restated to also reflect this change. The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment also includes both merchant and commercial bank card products as well as the Capital Markets Group, which sells fixed income securities and provides securities safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2023
Net interest income	$96,854	$116,166	$17,540	$230,560	$21,063	$251,623
Provision for credit losses	(6,306)	(393)	(13)	(6,712)	(4,744)	(11,456)
Non-interest income	24,303	58,324	52,944	135,571	2,041	137,612
Investment securities gains (losses), net	—	—	—	—	(306)	(306)
Non-interest expense	(77,326)	(93,623)	(39,636)	(210,585)	(13,522)	(224,107)
Income before income taxes	$37,525	$80,474	$30,835	$148,834	$4,532	$153,366
Three Months Ended March 31, 2022
Net interest income	$86,818	$108,953	$18,869	$214,640	$(5,854)	$208,786
Provision for credit losses	(4,504)	(82)	(26)	(4,612)	14,470	9,858
Non-interest income	26,415	53,651	53,206	133,272	(1,503)	131,769
Investment securities gains (losses), net	—	—	—	—	7,163	7,163
Non-interest expense	(74,823)	(89,506)	(36,288)	(200,617)	(5,031)	(205,648)
Income before income taxes	$33,906	$73,016	$35,761	$142,683	$9,245	$151,928

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

(In thousands)	March 31, 2023	December 31, 2022
Interest rate swaps	$1,987,051	$1,981,821
Interest rate floors	1,500,000	1,000,000
Interest rate caps	152,784	152,784
Credit risk participation agreements	577,922	579,925
Foreign exchange contracts	15,335	27,991
Mortgage loan commitments	362	—
Mortgage loan forward sale contracts	3,290	—
Forward TBA contracts	3,500	—
Total notional amount	$4,240,244	$3,742,521

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

As of March 31, 2023, the Company holds three interest rate floors with a combined notional value of $1.5 billion to hedge the risk of declining interest rates on certain floating rate commercial loans. The first floor was purchased during the third quarter of 2022, has a purchased strike rate of 2.50%, is forward-starting beginning on January 1, 2024 and matures on January 1, 2030. In the event that the index rate falls below zero, the maximum rate spread the Company can earn on the notional amount is limited to 2.50%. The second floor was purchased during the fourth quarter of 2022, has a purchased strike rate of 3.00%, is forward-starting beginning on April 1, 2024 and matures on April 1, 2030. In the event that the index rate falls below zero, the maximum rate the Company can earn on the notional amount is limited to 3.00%. The third floor was purchased during the first quarter of 2023, has a purchased strike rate of 3.50%, is forward-starting beginning on July 1, 2024 and matures on July 1, 2030. In the event that the index rate falls below zero, the maximum rate the Company can earn on the notional amount is limited to 3.50%. The premium paid for these floors totaled $61.7 million. As of March 31, 2023, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 6 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of March 31, 2023, net deferred gains on the interest rate floors totaled $6.8 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of March 31, 2023, it is expected that $7.3 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of March 31, 2023, the total realized gains on the monetized cash flow hedges remaining in AOCI was $69.0 million (pre-tax), which will be reclassified into interest income over the next 3.7 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at March 31, 2023 that is expected to be reclassified into income within the next 12 months is $23.3 million.

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

Under its program to sell residential mortgage loans in the secondary market, the Company designates certain newly-originated residential mortgage loans as held for sale. Derivative instruments arising from this activity include mortgage loan commitments and forward loan sale contracts. Changes in the fair values of the loan commitments and funded loans prior to sale that are due to changes in interest rates are economically hedged with forward contracts to sell residential mortgage-backed securities in the to-be-announced (TBA) market. These forward TBA contracts are also considered to be derivatives and are settled in cash at the security settlement date. In late 2022, the Company temporarily paused sales of these loans and halted entering into the forward contracts, as lower demand for mortgage loans coupled with volatility in the TBA market made it difficult to effectively hedge the Company's mortgage loan production. The Company resumed sales during the first quarter of 2023.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 15 on Fair Value Measurements.

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at March 31, 2023 in the table below, the positive fair values of cleared swaps were reduced by $11.4 million. At December 31, 2022, positive fair values of cleared swaps were reduced by $27.8 million.

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2023	Dec. 31, 2022	Mar. 31, 2023	Dec. 31, 2022
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$68,495	$33,371	$—	$—
Total derivatives designated as hedging instruments	$68,495	$33,371	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$28,960	$23,894	$(40,352)	$(51,742)
Interest rate caps	2,222	2,705	(2,222)	(2,705)
Credit risk participation agreements	44	34	(148)	(119)
Foreign exchange contracts	359	488	(310)	(418)
Mortgage loan commitments	77	—	—	—
Mortgage loan forward sale contracts	—	—	(1)	—
Forward TBA contracts	—	—	(35)	—
Total derivatives not designated as hedging instruments	$31,662	$27,121	$(43,068)	$(54,984)
Total	$100,157	$60,492	$(43,068)	$(54,984)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended March 31, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$9,225	$—	$9,225	Interest and fees on loans	$4,385	$7,444	$(3,059)
Total	$9,225	$—	$9,225	Total	$4,385	$7,444	$(3,059)
For the Three Months Ended March 31, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$6,050	$7,566	$(1,516)
Total	$—	$—	$—	Total	$6,050	$7,566	$(1,516)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2023	2022
Derivative instruments:
Interest rate swaps	Other non-interest income	$623	$812
Interest rate caps	Other non-interest income	—	16
Credit risk participation agreements	Other non-interest income	(19)	(10)
Foreign exchange contracts	Other non-interest income	(20)	(14)
Mortgage loan commitments	Loan fees and sales	77	(485)
Mortgage loan forward sale contracts	Loan fees and sales	(1)	—
Forward TBA contracts	Loan fees and sales	1	1,243
Total		$661	$1,562

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
March 31, 2023
Assets:
Derivatives subject to master netting agreements	$100,005	$—	$100,005	$(2,255)	$(93,822)	$3,928
Derivatives not subject to master netting agreements	152	—	152
Total derivatives	$100,157	$—	$100,157
Liabilities:
Derivatives subject to master netting agreements	$42,694	$—	$42,694	$(2,255)	$—	$40,439
Derivatives not subject to master netting agreements	374	—	374
Total derivatives	$43,068	$—	$43,068
December 31, 2022
Assets:
Derivatives subject to master netting agreements	$60,270	$—	$60,270	$(1,007)	$(56,816)	$2,447
Derivatives not subject to master netting agreements	222	—	222
Total derivatives	$60,492	$—	$60,492
Liabilities:
Derivatives subject to master netting agreements	$54,609	$—	$54,609	$(1,007)	$—	$53,602
Derivatives not subject to master netting agreements	375	—	375
Total derivatives	$54,984	$—	$54,984

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at March 31, 2023 and December 31, 2022.

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
March 31, 2023
Total resale agreements, subject to master netting arrangements	$1,025,000	$(200,000)	$825,000	$—	$(825,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,228,089	(200,000)	2,028,089	—	(2,028,089)	—
December 31, 2022
Total resale agreements, subject to master netting arrangements	$1,025,000	$(200,000)	$825,000	$—	$(825,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,881,874	(200,000)	2,681,874	—	(2,681,874)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2023 and December 31, 2022, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2023
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$194,757	$13,602	$19,278	$227,637
Agency mortgage-backed securities	1,472,769	14,743	205,000	1,692,512
Non-agency mortgage-backed securities	11,818	—	—	11,818
Asset-backed securities	294,161	—	—	294,161
Other debt securities	1,961	—	—	1,961
Total repurchase agreements, gross amount recognized	$1,975,466	$28,345	$224,278	$2,228,089
December 31, 2022
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$488,053	$26,928	$12,460	$527,441
Agency mortgage-backed securities	1,792,314	21,744	204,500	2,018,558
Non-agency mortgage-backed securities	40,950	—	—	40,950
Asset-backed securities	293,001	—	—	293,001
Other debt securities	1,924	—	—	1,924
Total repurchase agreements, gross amount recognized	$2,616,242	$48,672	$216,960	$2,881,874

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $4.4 million and $4.2 million in the three months ended March 31, 2023 and 2022, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2023, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	1,148,873	$58.20
Granted	247,082	65.63
Vested	(284,800)	50.62
Forfeited	(2,238)	61.82
Nonvested at March 31, 2023	1,108,917	$61.79

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

Weighted per share average fair value at grant date	$18.65
Assumptions:
Dividend yield	1.6%
Volatility	27.9%
Risk-free interest rate	3.9%
Expected term	5.8 years

A summary of SAR activity during the first three months of 2023 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	948,727	$46.82
Granted	89,829	65.64
Forfeited	(555)	60.00
Exercised	(40,976)	25.88
Outstanding at March 31, 2023	997,025	$49.37	5.6 years	$11,094

14. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the three months ended March 31, 2023, approximately 65% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended March 31
(In thousands)	2023	2022
Bank card transaction fees	$46,654	$42,045
Trust fees	45,328	47,811
Deposit account charges and other fees	21,752	22,307
Consumer brokerage services	5,085	4,446
Other non-interest income	8,339	4,495
Total non-interest income from contracts with customers	127,158	121,104
Other non-interest income (1)	10,454	10,665
Total non-interest income	$137,612	$131,769
(1) This revenue is not within the scope of ASC 606, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments contribute approximately 34% and 66%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income are earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the three month periods ended March 31, 2023 and 2022 for the Company’s significant revenue from contracts with customers.

(In thousands)	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Bank card transaction fees	$15,585	$17,254	$14,171	$16,424
Trust fees	2,098	2,038	2,094	2,222
Deposit account charges and other fees	5,398	6,631	5,452	6,702
Consumer brokerage services	773	949	324	391

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
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2022 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the March 31, 2023 and December 31, 2022 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2023 or the year ended December 31, 2022.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Assets:
Residential mortgage loans held for sale	$684	$—	$684	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,020,223	1,020,223	—	—
Government-sponsored enterprise obligations	44,414	—	44,414	—
State and municipal obligations	1,453,814	—	1,452,900	914
Agency mortgage-backed securities	4,271,563	—	4,271,563	—
Non-agency mortgage-backed securities	1,207,969	—	1,207,969	—
Asset-backed securities	2,763,578	—	2,763,578	—
Other debt securities	467,055	—	467,055	—
Trading debt securities	41,584	500	41,084	—
Equity securities	6,083	6,083	—	—
Private equity investments	163,418	—	—	163,418
Derivatives *	100,157	—	100,036	121
Assets held in trust for deferred compensation plan	18,656	18,656	—	—
Total assets	11,559,198	1,045,462	10,349,283	164,453
Liabilities:
Derivatives *	43,068	—	42,920	148
Liabilities held in trust for deferred compensation plan	18,656	18,656	—	—
Total liabilities	$61,724	$18,656	$42,920	$148
December 31, 2022
Assets:
Residential mortgage loans held for sale	$—	$—	$—	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,035,406	1,035,406	—	—
Government-sponsored enterprise obligations	43,108	—	43,108	—
State and municipal obligations	1,767,109	—	1,765,268	1,841
Agency mortgage-backed securities	4,308,427	—	4,308,427	—
Non-agency mortgage-backed securities	1,211,607	—	1,211,607	—
Asset-backed securities	3,397,801	—	3,397,801	—
Other debt securities	474,858	—	474,858	—
Trading debt securities	43,523	—	43,523	—
Equity securities	6,210	6,210	—	—
Private equity investments	178,127	—	—	178,127
Derivatives *	60,492	—	60,458	34
Assets held in trust for deferred compensation plan	17,856	17,856	—	—
Total assets	12,544,524	1,059,472	11,305,050	180,002
Liabilities:
Derivatives *	54,984	—	54,865	119
Liabilities held in trust for deferred compensation plan	17,856	17,856	—	—
Total liabilities	$72,840	$17,856	$54,865	$119
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2023
Balance January 1, 2023	$1,841	$178,127	$(85)	$179,883
Total gains or losses (realized/unrealized):
Included in earnings	—	2,251	58	2,309
Included in other comprehensive income *	26	—	—	26
Investment securities called	(1,000)	—	—	(1,000)
Discount accretion	47	—	—	47
Purchases of private equity investments	—	10,532	—	10,532
Sale/pay down of private equity investments	—	(27,492)	—	(27,492)
Balance March 31, 2023	$914	$163,418	$(27)	$164,305
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2023	$—	$2,251	$58	$2,309
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2023	$4	$—	$—	$4
For the three months ended March 31, 2022
Balance January 1, 2022	$1,984	$147,406	$571	$149,961
Total gains or losses (realized/unrealized):
Included in earnings	—	7,450	(495)	6,955
Included in other comprehensive income *	(83)	—	—	(83)
Discount accretion	1	—	—	1
Purchases of private equity investments	—	300	—	300
Sale/pay down of private equity investments	—	(1,745)	—	(1,745)
Purchase of risk participation agreement	—	—	145	145
Balance March 31, 2022	$1,902	$153,411	$221	$155,534
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2022	$—	$7,450	$267	$7,717
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2022	$(83)	$—	$—	$(83)
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2023
Total gains or losses included in earnings	$77	$(19)	$2,251	$2,309
Change in unrealized gains or losses relating to assets still held at March 31, 2023	$77	$(19)	$2,251	$2,309
For the three months ended March 31, 2022
Total gains or losses included in earnings	$(485)	$(10)	$7,450	$6,955
Change in unrealized gains or losses relating to assets still held at March 31, 2022	$279	$(12)	$7,450	$7,717

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries and held for sale residential mortgage loan commitments. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.2
Mortgage loan commitments	Discounted cash flow	Probability of funding	62.6%	-	100.0%	78.3%
		Embedded servicing value	.7%	-	1.6%	1.2%
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first three months of 2023 and 2022, and still held as of March 31, 2023 and 2022, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2023 and 2022.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2023
Collateral dependent loans	$1,819	$—	$—	$1,819	$425

March 31, 2022
Mortgage servicing rights	$11,360	$—	$—	$11,360	$304
Long- lived assets	497	—	—	497	(965)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other intangible assets-net on the consolidated balance sheets, and information about these inputs at March 31, 2023 is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.51%	-	9.71%	9.58%
		Prepayment speeds (CPR)*	6.33%	-	7.47%	6.53%
		Loan servicing costs - annually per loan
		Performing loans	$70	-	$72	$71
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2023 and December 31, 2022:

	Carrying Amount	Estimated Fair Value at March 31, 2023
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,704,467	$—	$—	$5,577,723	$5,577,723
Real estate - construction and land	1,437,419	—	—	1,407,614	1,407,614
Real estate - business	3,486,543	—	—	3,383,813	3,383,813
Real estate - personal	2,952,042	—	—	2,700,721	2,700,721
Consumer	2,094,389	—	—	2,033,884	2,033,884
Revolving home equity	295,478	—	—	296,436	296,436
Consumer credit card	558,669	—	—	530,987	530,987
Overdrafts	6,515	—	—	6,372	6,372
Total loans	16,535,522	—	—	15,937,550	15,937,550
Loans held for sale	6,162	—	6,162	—	6,162
Investment securities	11,544,700	1,026,806	10,248,563	269,331	11,544,700
Federal funds sold	27,060	27,060	—	—	27,060
Securities purchased under agreements to resell	825,000	—	—	804,959	804,959
Interest earning deposits with banks	1,341,854	1,341,854	—	—	1,341,854
Cash and due from banks	351,210	351,210	—	—	351,210
Derivative instruments	100,157	—	100,036	121	100,157
Assets held in trust for deferred compensation plan	18,656	18,656	—	—	18,656
Total	$30,750,321	$2,765,586	$10,354,761	$17,011,961	$30,132,308
Financial Liabilities
Non-interest bearing deposits	$8,685,234	$8,685,234	$—	$—	$8,685,234
Savings, interest checking and money market deposits	14,419,741	14,419,741	—	—	14,419,741
Certificates of deposit	1,578,485	—	—	1,577,207	1,577,207
Federal funds purchased	756,470	756,470	—	—	756,470
Securities sold under agreements to repurchase	2,028,089	—	—	2,030,615	2,030,615
Other borrowings	1,506,817	2,930	3,887	1,500,000	1,506,817
Derivative instruments	43,068	—	42,920	148	43,068
Liabilities held in trust for deferred compensation plan	18,656	18,656	—	—	18,656
Total	$29,036,560	$23,883,031	$46,807	$5,107,970	$29,037,808

	Carrying Amount	Estimated Fair Value at December 31, 2022
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,661,725	$—	$—	$5,506,128	$5,506,128
Real estate - construction and land	1,361,095	—	—	1,347,328	1,347,328
Real estate - business	3,406,981	—	—	3,289,655	3,289,655
Real estate - personal	2,918,078	—	—	2,654,423	2,654,423
Consumer	2,059,088	—	—	1,999,788	1,999,788
Revolving home equity	297,207	—	—	295,005	295,005
Consumer credit card	584,000	—	—	538,268	538,268
Overdrafts	14,957	—	—	14,666	14,666
Total loans	16,303,131	—	—	15,645,261	15,645,261
Loans held for sale	4,964	—	4,964	—	4,964
Investment securities	12,511,649	1,041,616	11,244,592	225,441	12,511,649
Federal funds sold	49,505	49,505	—	—	49,505
Securities purchased under agreements to resell	825,000	—	—	795,574	795,574
Interest earning deposits with banks	389,140	389,140	—	—	389,140
Cash and due from banks	452,496	452,496	—	—	452,496
Derivative instruments	60,492	—	60,458	34	60,492
Assets held in trust for deferred compensation plan	17,856	17,856	—	—	17,856
Total	$30,614,233	$1,950,613	$11,310,014	$16,666,310	$29,926,937
Financial Liabilities
Non-interest bearing deposits	$10,066,356	$10,066,356	$—	$—	$10,066,356
Savings, interest checking and money market deposits	15,126,981	15,126,981	—	—	15,126,981
Certificates of deposit	994,103	—	—	982,613	982,613
Federal funds purchased	159,860	159,860	—	—	159,860
Securities sold under agreements to repurchase	2,681,874	—	—	2,684,471	2,684,471
Other borrowings	8,831	—	8,831	—	8,831
Derivative instruments	54,984	—	54,865	119	54,984
Liabilities held in trust for deferred compensation plan	17,856	17,856	—	—	17,856
Total	$29,110,845	$25,371,053	$63,696	$3,667,203	$29,101,952

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at March 31, 2023, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2022 Annual Report on Form 10-K. Results of operations for the three month periods ended March 31, 2023 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K. During the quarter ended March 31, 2023, there were no material changes to the Risk Factors disclosed in the Company's 2022 Annual Report on Form 10-K.

Critical Accounting Estimates and Related Policies
The Company has identified certain policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates and related policies are the Company's allowance for credit losses and fair value measurement policies. A discussion of these estimates and related policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2022 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2022.

Selected Financial Data

	Three Months Ended March 31
	2023	2022
Per Share Data
Net income per common share — basic	$.95	$.92	*
Net income per common share — diluted	.95	.92	*
Cash dividends on common stock	.270	.252	*
Book value per common share	21.51	23.43	*
Market price	58.35	68.18	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	64.99%	51.90%
Non-interest bearing deposits to total deposits	36.10	39.34
Equity to loans (1)	15.74	21.83
Equity to deposits	10.23	11.33
Equity to total assets	8.22	9.26
Return on total assets	1.54	1.33
Return on equity	18.75	14.41
(Based on end-of-period data)
Non-interest income to revenue (2)	35.35	38.69
Efficiency ratio (3)	57.49	60.29
Tier I common risk-based capital ratio	14.47	13.92
Tier I risk-based capital ratio	14.47	13.92
Total risk-based capital ratio	15.26	14.61
Tangible common equity to tangible assets ratio (4)	7.92	8.09
Tier I leverage ratio	10.61	9.07
* Restated for the 5% stock dividend distributed in December 2022.
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

	March 31
(Dollars in thousands)	2023	2022
Total equity	$2,682,412	$2,973,402
Less non-controlling interest	16,888	12,762
Less goodwill	138,921	138,921
Less intangible assets*	4,239	4,525
Total tangible common equity (a)	$2,522,364	$2,817,194
Total assets	$32,004,856	$34,986,793
Less goodwill	138,921	138,921
Less intangible assets*	4,239	4,525
Total tangible assets (b)	$31,861,696	$34,843,347
Tangible common equity to tangible assets ratio (a)/(b)	7.92%	8.09%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	% change
Net interest income	$251,623	$208,786	$42,837	20.5%
Provision for credit losses	(11,456)	9,858	21,314	(216.2)
Non-interest income	137,612	131,769	5,843	4.4
Investment securities gains (losses), net	(306)	7,163	(7,469)	(104.3)
Non-interest expense	(224,107)	(205,648)	18,459	9.0
Income taxes	(32,813)	(31,902)	911	2.9
Non-controlling interest income (expense)	(1,101)	(1,872)	(771)	(41.2)
Net income attributable to Commerce Bancshares, Inc.	$119,452	$118,154	1,298	1.1%

For the quarter ended March 31, 2023, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $119.5 million, an increase of $1.3 million, or 1.1%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.54%, the annualized return on average equity was 18.75%, and the efficiency ratio was 57.49%. Diluted earnings per common share was $.95, an increase of 3.3% compared to $.92 per share in the first quarter of 2022, and decreased 8.7% compared to $1.04 per share in the previous quarter.

Compared to the first quarter of last year, net interest income increased $42.8 million, or 20.5%, mainly due to an increase of $91.7 million in interest income on loans, partly offset by an increase in deposits and borrowings interest expense of $54.2 million. The provision for credit losses increased $21.3 million mainly due to an increase in the estimate of the allowance for credit losses on loans and higher net loan charge-offs, partly offset by a decrease in the liability for unfunded lending commitments. Non-interest income increased $5.8 million, or 4.4%, compared to the first quarter of 2022, mainly due to increases in net bank card fees and cash sweep commissions, partly offset by lower trust fees and loan fees and sales. Net losses on investment securities totaled $306 thousand in the current quarter compared to net gains of $7.2 million in the same quarter of last year. Net securities losses in the current quarter primarily resulted from losses of $3.1 million realized on the sales of available for sale debt securities, mostly offset by net fair value gains of $2.3 million and a gain of $653 thousand on the sale of an investment, both in the Company's private equity investment portfolio. Non-interest expense increased $18.5 million, or 9.0%, over the first quarter of 2022 mainly due to higher salaries and employee benefits expense, data processing and software expense, miscellaneous losses and travel and entertainment expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2023 vs. 2022
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$2,575	$33,046	$35,621
Real estate - construction and land	2,558	12,402	14,960
Real estate - business	3,195	19,448	22,643
Real estate - personal	1,009	2,381	3,390
Consumer	241	8,735	8,976
Revolving home equity	196	2,603	2,799
Consumer credit card	430	3,197	3,627
Overdrafts	—	—	—
Total interest on loans	10,204	81,812	92,016
Loans held for sale	(26)	21	(5)
Investment securities:
U.S. government and federal agency securities	(39)	(4,140)	(4,179)
Government-sponsored enterprise obligations	204	188	392
State and municipal obligations	(1,600)	(114)	(1,714)
Mortgage-backed securities	(4,209)	1,269	(2,940)
Asset-backed securities	(1,948)	7,005	5,057
Other securities	231	823	1,054
Total interest on investment securities	(7,361)	5,031	(2,330)
Federal funds sold	51	437	488
Securities purchased under agreements to resell	(2,779)	1,431	(1,348)
Interest earning deposits with banks	(798)	8,983	8,185
Total interest income	(709)	97,715	97,006
Interest expense:
Deposits:
Savings	(2)	17	15
Interest checking and money market	(98)	18,474	18,376
Certificates of deposit of less than $100,000	(7)	1,293	1,286
Certificates of deposit of $100,000 and over	(37)	6,237	6,200
Total interest on deposits	(144)	26,021	25,877
Federal funds purchased	151	5428	5579
Securities sold under agreements to repurchase	(72)	16,885	16,813
Other borrowings	6,713	6	6,719
Total interest expense	6,648	48,340	54,988
Net interest income, tax equivalent basis	$(7,357)	$49,375	$42,018

Net interest income in the first quarter of 2023 was $251.6 million, an increase of $42.8 million over the first quarter of 2022. On a fully taxable-equivalent (FTE) basis, net interest income totaled $253.4 million in the first quarter of 2023, up $42.0 million over the same period last year and down $3.3 million from the previous quarter. The increase in net interest income compared to the first quarter of 2022 was mainly due to higher interest income earned on loans (FTE) of $92.0 million, partly offset by higher interest expense on deposits and borrowings of $55.0 million. The increase in total interest earned on loans (FTE) was the result of higher loan yields on all loan products, especially commercial loans, many of which have variable rates, coupled with higher average balances, while the increase in interest expense was due to higher rates paid on deposits and borrowings. The Company's net yield on earning assets (FTE) was 3.26% in the current quarter compared to 2.45% in the first quarter of 2022.

Total interest income (FTE) increased $97.0 million over the first quarter of 2022. Interest income on loans (FTE) was $225.0 million during the first quarter of 2023, an increase of $92.0 million, or 69.2%, over the same quarter last year. The increase in interest income over the same quarter of last year was primarily due to an increase of 202 basis points in the average rate earned and growth of $1.2 billion, or 7.8%, in average loan balances. Most of the increase in interest income occurred in the business, business real estate and construction loan categories. The largest increase to interest income occurred in business loan interest, which grew $35.6 million due to a 238 basis point increase in the average rate earned, coupled with growth in average balances of $331.9 million, or 6.2%. Business real estate loan interest income increased $22.6 million due to an increase of 227 basis points in the average rate earned and higher average balances of $383.3 million. Construction and land loan interest grew $15.0 million due to a 357 basis point increase in the average rate earned and growth of $275.9 million, or 24.3%, in average loan balances. In addition, consumer loan interest increased $9.0 million due to an increase of 172 basis points in the average rate earned, while consumer credit card loan increased $3.6 million mainly due to a 233 basis point increase in the average rate earned. Personal real estate loan interest income grew $3.4 million due to a 33 basis point increase in the average rate earned and growth of $124.8 million, or 4.4%, in average loan balances.

Interest income on investment securities (FTE) was $72.5 million during the first quarter of 2023, which was a decrease of $2.3 million from the same quarter last year. The decrease in interest income occurred mainly in interest earned on U.S. government and federal agency obligations, which declined $4.2 million due to a decrease in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). Interest income related to TIPS, which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), decreased $4.2 million from the same quarter last year. Interest income earned on mortgage-backed securities decreased $2.9 million mainly due to a decline of $862.2 million, or 11.8%, in the average balance. In addition, an $802 thousand increase in premium amortization, reflecting slower forward prepayment speed estimates was recorded in the current quarter, compared to a premium amortization adjustment increase of $7.5 million in the prior year. These decreases were partly offset by an increase of eight basis points in the average rate earned. Interest income earned on state and municipal securities declined $1.7 million mainly due to a $283.8 million, or 13.7%, decrease in average balances. These decreases to interest income were partly offset by growth of $5.1 million in interest earned on asset-backed securities, due to an increase of 88 basis points in the average rate earned, partly offset by lower average balances of $699.3 million, or 17.8%. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $13.5 billion in the first quarter of 2023, compared to $15.4 billion in the first quarter of 2022.

Interest income on securities purchased under agreements to resell decreased $1.3 million from the same quarter last year, due to a decline of $908.9 million in the average balance, partly offset by an increase of 70 basis points in the average rate earned. Interest income on balances at the Federal Reserve grew $8.2 million due to an increase of 449 basis points in the average rate earned, partly offset by a decrease of $1.8 billion in the average balance invested.

The average fully taxable-equivalent yield on total interest earning assets was 4.00% in the first quarter of 2023, up from 2.49% in the first quarter of 2022.

Total interest expense increased $55.0 million compared to the first quarter of 2022 due to increases in interest expense of $25.9 million on interest bearing deposits and $29.1 million on borrowings. The increase in deposit interest expense resulted mainly from an increase of $18.4 million in interest expense on interest checking and money market deposit accounts due to a 57 basis point increase in the average rate paid. In addition, interest expense on certificates of deposit increased $7.5 million, due to an increase of 230 basis points in the average rate paid. Interest expense on borrowings was higher due to an increase of $16.8 million in interest expense on customer repurchase agreements resulting from an increase of 283 basis points in the average rate paid. Interest expense on Federal funds purchased increased $5.6 million mainly due to a 447 basis point increase in the average rate paid, while Federal Home Loan Bank (FHLB) borrowings increased $550.0 million and resulted in an increase of $6.7 million in interest expense. The overall average rate incurred on all interest bearing liabilities was 1.20% and .06% in the first quarters of 2023 and 2022, respectively.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	% change
Trust fees	$45,328	$47,811	$(2,483)	(5.2)%
Bank card transaction fees	46,654	42,045	4,609	11.0
Deposit account charges and other fees	21,752	22,307	(555)	(2.5)
Consumer brokerage services	5,085	4,446	639	14.4
Capital market fees	3,362	4,125	(763)	(18.5)
Loan fees and sales	2,589	4,235	(1,646)	(38.9)
Other	12,842	6,800	6,042	88.9
Total non-interest income	$137,612	$131,769	$5,843	4.4%
Non-interest income as a % of total revenue*	35.4%	38.7%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31
(Dollars in thousands)	2023	2022	$ change	% change
Net debit card fees	$10,287	$9,552	$735	7.7%
Net credit card fees	3,674	3,722	(48)	(1.3)
Net merchant fees	5,351	4,980	371	7.4
Net corporate card fees	27,342	23,791	3,551	14.9
Total bank card transaction fees	$46,654	$42,045	$4,609	11.0%

For the first quarter of 2023, total non-interest income amounted to $137.6 million compared to $131.8 million in the same quarter last year, which was an increase of $5.8 million, or 4.4%. The increase was mainly due to higher net bank card fees and cash sweep commissions, partly offset by lower trust fees and loan fees and sales. Trust fees for the quarter decreased $2.5 million, or 5.2%, from the same quarter last year, as a result of lower private client fees (down 4.8%) and institutional trust fees (down 6.0%). Bank card transaction fees for the current quarter grew $4.6 million, or 11.0%, over the same period last year, mainly due to growth of $3.6 million in net corporate card fees. The growth in net corporate card fees was mainly due to higher interchange income. Compared to the first quarter of last year, deposit account fees decreased $555 thousand, or 2.5%, mainly due to lower overdraft and return item fees of $2.7 million, partly offset by higher personal deposit account fees and corporate cash management fees of $1.0 million and $959 thousand, respectively. Consumer brokerage service fees increased $639 thousand, or 14.4%, due to growth in annuity fees, partly offset by lower advisory fees. Capital market fees decreased $763 thousand, or 18.5%, while loan fees and sales decreased $1.6 million, or 38.9%, due to a decline in mortgage banking revenue. Other non-interest income increased $6.0 million, or 88.9%, mainly due to higher cash sweep commissions of $2.6 million, a write down on a branch location of $965 thousand recorded in the first quarter of 2022 and income of $524 thousand from a life insurance death benefit. In addition, a $2.0 million increase in fair value adjustments was recorded on the Company's deferred compensation plan assets, which are held in a trust, recorded as both an asset and liability, and affect both other income and other expense.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2023	2022
Net gains (losses) on sales of available for sale debt securities	$(3,088)	$—
Fair value adjustments on equity securities, net	(127)	(287)
Net gains (losses) on sales of private equity investments	658	—
Fair value adjustments on private equity investments	2,251	7,450
Total investment securities gains (losses), net	$(306)	$7,163

Net gains on investment securities, which were recognized in earnings during the three months ended March 31, 2023 and 2022, are shown in the table above. Net securities losses of $306 thousand were reported in the first quarter of 2023, compared to net gains of $7.2 million in the same period last year. The net losses in the first quarter of 2023 were primarily comprised of net losses of $3.1 million on the sale of available for sale securities, mostly offset by net gains in fair value of $2.3 million and a gain of $653 thousand on the sale of an investment, both in the Company’s private equity investment portfolio. The net gains on investment securities for the same quarter last year were mainly comprised of $7.5 million of net gains in fair value on the Company’s private equity investments. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $582 thousand during the first three months of 2023 and expense of $1.5 million during the first three months of 2022.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	% change
Salaries and employee benefits	$144,373	$135,953	$8,420	6.2%
Data processing and software	28,154	27,016	1,138	4.2
Net occupancy	12,759	12,296	463	3.8
Equipment	4,850	4,568	282	6.2
Supplies and communication	4,590	4,713	(123)	(2.6)
Marketing	5,471	6,344	(873)	(13.8)
Other	23,910	14,758	9,152	62.0
Total non-interest expense	$224,107	$205,648	$18,459	9.0%

Non-interest expense for the first quarter of 2023 amounted to $224.1 million, an increase of $18.5 million, or 9.0%, compared to expense of $205.6 million in the first quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries and employee benefits expense, data processing and software expense and other non-interest expense. Salaries and benefits expense increased $8.4 million, or 6.2%, due to higher full-time salaries expense of $7.6 million, or 8.9%, and employee benefits expense of $1.4 million, or 5.9%, partly offset by lower incentive compensation expense of $957 thousand. Full-time equivalent employees totaled 4,636 at March 31, 2023, compared to 4,563 at March 31, 2022. Data processing and software expense increased $1.1 million, or 4.2%, due to higher bank card processing fees and increased costs for service providers. Occupancy expense increased $463 thousand, or 3.8%, mainly due to higher depreciation and utilities expense, while marketing expense decreased $873 thousand, or 13.8%. Other non-interest expense increased $9.2 million, or 62.0%, mainly due to higher FDIC insurance, deferred compensation (previously mentioned), miscellaneous losses and travel and entertainment expense of $2.3 million, $2.0 million, $1.3 million and $1.1 million, respectively.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended
	Mar. 31, 2023	Dec. 31, 2022	Mar. 31, 2022
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$150,136	$143,377	$150,044
Provision for credit losses on loans	15,948	12,404	(10,686)
Net loan charge-offs (recoveries):
Commercial:
Business	230	496	77
Real estate-construction and land	—	—	—
Real estate-business	(4)	(4)	(7)
Commercial net loan charge-offs (recoveries)	226	492	70
Personal Banking:
Real estate-personal	(11)	(40)	22
Consumer	1,275	1,522	808
Revolving home equity	(26)	(26)	18
Consumer credit card	4,325	3,467	3,372
Overdrafts	978	230	358
Personal banking net loan charge-offs (recoveries)	6,541	5,153	4,578
Total net loan charge-offs (recoveries)	6,767	5,645	4,648
Balance at end of period	$159,317	$150,136	$134,710
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	33,120	30,047	24,204
Provision for credit losses on unfunded lending commitments	(4,492)	3,073	828
Balance at end of period	28,628	33,120	25,032
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$187,945	$183,256	$159,742

	Three Months Ended
	Mar. 31, 2023	Dec. 31, 2022	Mar. 31, 2022
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.02%	.04%	.01%
Real estate-construction and land	—	—	—
Real estate-business	—	—	—
Commercial net loan charge-offs (recoveries)	.01	.02	—
Personal Banking:
Real estate-personal	—	(.01)	—
Consumer	.25	.29	.16
Revolving home equity	(.04)	(.04)	.03
Consumer credit card	3.15	2.46	2.53
Overdrafts	89.15	12.28	28.04
Personal banking net loan charge-offs (recoveries)	.45	.35	.33
Total annualized net loan charge-offs (recoveries)	.17%	.14%	.12%
* as a percentage of average loans (excluding loans held for sale)

To determine the amount of the allowance for credit losses on loans and the liability for unfunded lending commitments, the Company has an established process which assesses the risks and losses expected in its portfolios. This process provides an allowance based on estimates of allowances for pools of loans and unfunded lending commitments, as well as a second, smaller component based on certain individually evaluated loans and unfunded lending commitments. The Company's policies and processes for determining the allowance for credit losses on loans and the liability for unfunded lending commitments are discussed in Note 1 to the consolidated financial statements and in the "Allowance for Credit Losses" discussion within Critical Accounting Estimates and Related Policies in Item 7 of the 2022 Annual Report on Form 10-K.

Net loan charge-offs in the first quarter of 2023 amounted to $6.8 million, compared to $5.6 million in the prior quarter and $4.6 million in the first quarter of last year. During the first quarter of 2023, the Company recorded net charge-offs on commercial loans of $226 thousand, compared to net charge-offs of $492 thousand in the prior quarter and $70 thousand in the first quarter of 2022. Compared to the same period last year, total net loan charge-offs in the first quarter of 2023 increased $2.1 million and increased $1.1 million over the previous quarter. The increase over the prior year was mainly driven by increases in net charge-offs on consumer credit cards, overdrafts, and consumer loans of $953 thousand, $620 thousand, and $467 thousand, respectively. The increase over the previous quarter was driven by increases in net charge-offs on consumer credit card loans and overdrafts, party offset by decreases in net charge-offs on business and consumer loans.

For the three months ended March 31, 2023, annualized net charge-offs on average consumer credit card loans totaled 3.15%, compared to 2.46% in the previous quarter and 2.53% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .25%, compared to .29% in the prior quarter and .16% in the same period last year. In the first quarter of 2023, total annualized net loan charge-offs were .17%, compared to .14% in the previous quarter and .12% in the same period last year.

The provision for credit losses on loans was $15.9 million in the current quarter, which was a $3.5 million increase over the $12.4 million provision recorded in the prior quarter and a $26.6 million increase over the $10.7 million benefit recorded for the three months ended March 31,2022. The increase in the provision from the prior quarter was due to a slightly less optimistic forecast, which includes a mild recession in the first half of 2023. The provision for credit losses on loans for the first quarter of the prior year reflected lower than projected net charge-offs and an improved forecast at that point in time, resulting in the release of reserves established for uncertainties related to the pandemic during that quarter.

For the three months ended March 31, 2023, the allowance for credit losses on loans increased $9.2 million, compared to December 31, 2022. The increase was primarily the result of applying a slightly more pessimistic forecast compared to the forecast used at December 31, 2022. The allowance for credit losses on commercial loans increased by $5.3 million, while the allowance for credit losses related to personal banking loans, including consumer credit card loans, increased $3.9 million. Compared to March 31, 2022, the allowance for credit losses on loans increased $24.6 million, mainly due to a slightly less optimistic forecast, as described above. The allowance for credit losses on loans was $159.3 million at March 31, 2023 and was .96%, .92% and .87% of total loans at March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $4.5 million, compared to a provision of $3.1 million in the prior quarter and $828 thousand in the first quarter of 2022. At March 31, 2023, the liability for unfunded lending commitments was $28.6 million, compared to $33.1 million at December 31, 2022 and $25.0 million at March 31, 2022. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at March 31, 2023.

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

(Dollars in thousands)	March 31, 2023	December 31, 2022
Non-accrual loans	$7,801	$8,306
Foreclosed real estate	167	96
Total non-performing assets	$7,968	$8,402
Non-performing assets as a percentage of total loans	.05%	.05%
Non-performing assets as a percentage of total assets	.02%	.03%
Total loans past due 90 days and still accruing interest	$14,800	$15,830

Non-accrual loans totaled $7.8 million at March 31, 2023, a decrease of $505 thousand from the balance at December 31, 2022. The decrease occurred mainly in business loans which decreased $390 thousand. At March 31, 2023, non-accrual loans were comprised of business (81.5%), personal real estate (16.3%), and business real estate (2.2%) loans. Foreclosed real estate totaled $167 thousand at March 31, 2023, an increase of $71 thousand when compared to December 31, 2022. Total loans past due 90 days or more and still accruing interest were $14.8 million as of March 31, 2023, a decrease of $1.0 million from December 31, 2022. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $234.8 million at March 31, 2023 compared with $259.7 million at December 31, 2022, resulting in a decrease of $24.9 million, or 9.6%.

(In thousands)	March 31, 2023	December 31, 2022
Potential problem loans:
Business	$67,828	$29,455
Real estate – construction and land	29,849	47,493
Real estate – business	136,878	182,526
Real estate – personal	247	250
Total potential problem loans	$234,802	$259,724

At March 31, 2023, the Company had $28.8 million of loans modified to a borrower experiencing financial difficulty and are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 2 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 8.7% of total loans outstanding at March 31, 2023. The largest component of construction and land loans was commercial construction, which increased $81.3 million during the three months ended March 31, 2023. At March 31, 2023, multi-family residential construction loans totaled approximately $330.5 million, or 27.5%, of the commercial construction loan portfolio, compared to $303.5 million, or 27.0%, at December 31, 2022.

(Dollars in thousands)	March 31, 2023	% of Total	% of Total Loans	December 31, 2022	% of Total	% of Total Loans
Commercial construction	$1,203,399	83.7%	7.3%	$1,122,105	82.4%	6.9%
Residential construction	130,136	9.1	.8	138,311	10.2	.8
Residential land and land development	52,595	3.6	.3	50,012	3.7	.3
Commercial land and land development	51,289	3.6	.3	50,667	3.7	.3
Total real estate - construction and land loans	$1,437,419	100.0%	8.7%	$1,361,095	100.0%	8.3%

Real Estate – Business Loans
Total business real estate loans were $3.5 billion at March 31, 2023 and comprised 21.1% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2023, 33.2% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	March 31, 2023	% of Total	% of Total Loans	December 31, 2022	% of Total	% of Total Loans
Owner-occupied	$1,156,873	33.2%	7.0%	$1,136,189	33.3%	7.0%
Office	500,524	14.4	3.0	497,601	14.6	3.1
Industrial	482,093	13.8	2.9	478,534	14.0	2.9
Retail	354,592	10.2	2.1	322,971	9.5	2.0
Multi-family	289,700	8.3	1.8	308,156	9.0	1.9
Hotels	252,463	7.2	1.5	230,972	6.8	1.4
Farm	194,723	5.6	1.2	195,920	5.8	1.2
Senior living	144,273	4.1	.9	131,217	3.9	.8
Other	111,302	3.2	.7	105,421	3.1	.6
Total real estate - business loans	$3,486,543	100.0%	21.1%	$3,406,981	100.0%	20.9%

Information about the credit quality of the Company's business real estate loan portfolio as of March 31, 2023 and December 31, 2022 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
March 31, 2023
Owner-occupied	$1,148,677	$615	$7,469	$112	$1,156,873
Office	497,137	3,387	—	—	500,524
Industrial	482,093	—	—	—	482,093
Retail	352,694	—	1,898	—	354,592
Multi-family	283,119	1,958	4,623	—	289,700
Hotels	241,194	9,606	1,663	—	252,463
Farm	194,488	177	—	58	194,723
Senior living	23,212	—	121,060	1	144,273
Other	111,034	268	—	—	111,302
Total	$3,333,648	$16,011	$136,713	$171	$3,486,543
December 31, 2022
Owner-occupied	$1,129,343	$632	$6,084	$130	$1,136,189
Office	494,169	3,432	—	—	497,601
Industrial	478,534	—	—	—	478,534
Retail	321,041	—	1,930	—	322,971
Multi-family	286,202	1,975	19,979	—	308,156
Hotels	174,558	9,725	46,689	—	230,972
Farm	195,685	177	—	58	195,920
Senior living	23,514	—	107,702	1	131,217
Other	105,144	277	—	—	105,421
Total	$3,208,190	$16,218	$182,384	$189	$3,406,981

Revolving Home Equity Loans
The Company had $295.5 million in revolving home equity loans at March 31, 2023 that were generally collateralized by residential real estate. Most of these loans (91.8%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2023, the outstanding principal of loans with an original LTV higher than 80% was $32.8 million, or 11.1% of the portfolio, compared to $32.4 million as of December 31, 2022. Total revolving home equity loan balances over 30 days past due were $1.7 million at March 31, 2023 and $1.9 million at December 31, 2022, and there were no revolving home equity loans on non-accrual status at March 31, 2023 or December 31, 2022. The weighted average FICO score for the total current portfolio balance is 787. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2023 through 2025, approximately 18% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 88% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 39.8% of the consumer loan portfolio at March 31, 2023, and outstanding balances for auto loans were $832.8 million and $798.6 million at March 31, 2023 and December 31, 2022, respectively. The balances over 30 days past due amounted to $8.3 million at March 31, 2023 and $9.9 million at December 31, 2022, respectively and comprised 1.0% of the outstanding balances of these loans at March 31, 2023 and 1.2% at December 31, 2022, respectively. For the three months ended March 31, 2023, $120.0 million of new auto loans were originated, compared to $84.7 million during the first three months of 2022.  At March 31, 2023, the automobile loan portfolio had a weighted average FICO score of 756, and net charge-offs on auto loans were .3% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 11.2% of the consumer loan portfolio at March 31, 2023. Losses on these loans have historically been low, and the Company saw net recoveries of $22 thousand for the first three months of 2023. Private banking loans comprised 31.7% of the consumer loan portfolio at March 31, 2023. The Company's private banking loans are generally well-collateralized, and at March 31, 2023 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $610 thousand in the first three months of 2023 and were .2% of the average balances of these loans at March 31, 2023.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2023 of $558.7 million in consumer credit card loans outstanding, approximately $103.2 million, or 18.5%, carried a low promotional rate. Within the next six months, $42.5 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $285.1 million, or 1.7% of total loans at March 31, 2023, a decrease of $11.3 million from year end 2022, as shown in the table below.

(In thousands)	March 31, 2023	December 31, 2022	Unfunded commitments at March 31, 2023
Extraction	$233,670	$235,933	$150,203
Mid-stream shipping and storage	27,520	43,432	107,637
Downstream distribution and refining	14,934	7,675	8,433
Support activities	9,017	9,387	7,532
Total energy lending portfolio	$285,141	$296,427	$273,805

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.5 billion at March 31, 2023, compared to $1.4 billion at December 31, 2022. Additional unfunded commitments at March 31, 2023 totaled $2.0 billion.

Income Taxes
Income tax expense was $32.8 million in the first quarter of 2023, compared to $34.5 million in the fourth quarter of 2022 and $31.9 million in the first quarter of 2022. The Company's effective tax rate, including the effect of non-controlling interest, was 21.6% in the first quarter of 2023, compared to 20.8% in the fourth quarter of 2022 and 21.3% in the first quarter of 2022.

Financial Condition
Balance Sheet
Total assets of the Company were $32.0 billion at March 31, 2023 and $31.9 billion at December 31, 2022. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $31.6 billion at March 31, 2023 and at December 31, 2022, and consisted of 52% in loans and 41% in investment securities at March 31, 2023.

During the first quarter of 2023, average loans totaled $16.4 billion, an increase of $518.9 million over the prior quarter, and $1.2 billion, or 7.8%, over the same quarter last year. Compared to the previous quarter, average balances of business, business real estate, and construction loans grew $177.9 million, $177.7 million, and $141.9, respectively. Personal real estate loans also increased $47.1 million, while consumer loans declined $22.5 million. During the current quarter, the Company sold certain fixed rate personal real estate loans totaling $3.2 million, compared to $2.4 million in the prior quarter.

Total average available for sale debt securities decreased $591.1 million compared to the previous quarter to $11.8 billion, at fair value. The decrease in investment securities was mainly the result of lower balances of mortgage-backed, other asset-backed, and state and municipal securities. During the first quarter of 2023, the unrealized loss on available for sale securities decreased $190.0 million to $1.3 billion and sales, maturities and pay downs were $1.3 billion at period end. At March 31, 2023, the duration of the available for sale investment portfolio was 3.9 years and maturities and pay downs of approximately $2.0 billion are expected to occur during the next 12 months. The Company does not have any investment securities classified as held-to-maturity.

Total average deposits decreased $1.4 billion this quarter compared to the previous quarter. The decrease in deposits mostly resulted from lower demand deposits and interest checking and money market deposits of $1.2 billion and $428.5 million, respectively, partly offset by higher certificate of deposit balances of $333.8 million. Compared to the previous quarter, total average commercial and consumer deposits declined $868.9 million and $530.1 million, respectively, while average wealth deposits increased $39.8 million. The average loans to deposits ratio was 65.0% in the current quarter and 59.7% in the prior quarter. The Company’s average borrowings, which included customer repurchase agreements of $2.4 million, were $3.5 billion in the first quarter of 2023 and $2.6 billion in the prior quarter.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2023	March 31, 2022	December 31, 2022
Liquid assets:
Available for sale debt securities	$11,228,616	$14,780,494	$12,238,316
Federal funds sold	27,060	—	49,505
Securities purchased under agreements to resell	825,000	1,825,000	825,000
Balances at the Federal Reserve Bank	1,341,854	1,260,813	389,140
Total	$13,422,530	$17,866,307	$13,501,961

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $27.1 million as of March 31, 2023. Resale agreements, maturing through 2025, totaled $825.0 million at March 31, 2023. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral, and this collateral totaled $870.8 million in fair value at March 31, 2023. $700.0 million of the Company's resale agreements will mature in the next 12 months. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $1.3 billion at March 31, 2023 and increased $952.7 million over December 31, 2022 balances. The fair value of the available for sale debt portfolio was $11.2 billion at March 31, 2023 and included an unrealized net loss of $1.3 billion.

Approximately $2.0 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and at March 31, 2023, the duration of the Company's available for sale debt securities portfolio was 3.9 years. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2023	March 31, 2022	December 31, 2022
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,145,959	$16,260	$11,469
FHLB borrowings and letters of credit	294,025	2,798	1,817
Securities sold under agreements to repurchase *	2,290,546	2,575,444	2,950,240
Other deposits and swaps	2,409,058	2,606,141	1,772,974
Total pledged securities	8,139,588	5,200,643	4,736,500
Unpledged and available for pledging	3,070,590	8,426,648	6,545,695
Ineligible for pledging	18,438	1,153,203	956,121
Total available for sale debt securities, at fair value	$11,228,616	$14,780,494	$12,238,316
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2023, such deposits totaled $23.1 billion and represented 93.6% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.1 billion at March 31, 2023. These accounts are normally considered more volatile with higher cost and comprised 4.5% of total deposits at March 31, 2023.

(In thousands)	March 31, 2023	March 31, 2022	December 31, 2022
Core deposit base:
Non-interest bearing	$8,685,234	$11,428,372	$10,066,356
Interest checking	6,464,948	3,301,315	1,854,336
Savings and money market	7,954,793	13,450,317	13,272,645
Total	$23,104,975	$28,180,004	$25,193,337

During January 2023, the Company's deposit portfolio declined $964.6 million. At March 31, 2023, the Company's deposit portfolio was $24.7 billion, compared to $26.2 billion at December 31, 2022. The Company's uninsured deposits were $9.8 billion, or 39.7% of total deposits at March 31, 2023. The Company's uninsured deposits include $2.0 billion of affiliate deposits and collateralized deposits. Excluding those affiliate and collateralized deposits, the Company's uninsured deposits at March 31, 2023 were $7.8 billion, or 31.6% of total deposits.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	March 31, 2023	March 31, 2022	December 31, 2022
Borrowings:
Federal funds purchased	$756,470	$17,315	$159,860
Securities sold under agreements to repurchase	2,028,089	2,300,146	2,681,874
FHLB advances	1,500,000	—	—
Other debt	7,776	9,057	9,672
Total	$4,292,335	$2,326,518	$2,851,406

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. In addition to the amount accessed as of March 31, 2023, the Company had access to an additional $3.9 billion of overnight, approved Federal funds as of that date. Repurchase agreements are borrowings by the Company from its customers in the form of securities sold under agreements to repurchase. These repurchase agreements, which generally mature overnight, are comprised of non-insured customer funds totaling $2.0 billion at March 31, 2023 and are collateralized by securities in the Company's investment portfolio. At March 31, 2023, the value of the collateral pledged for the benefit of customers was $2.1 billion. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were $1.5 billion advances outstanding from the FHLB at March 31, 2023.
The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank (FRB) and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral and enables the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2023.

	March 31, 2023
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$2,165,815	$3,829,015	$5,994,830
Advances outstanding	(1,500,000)	—	(1,500,000)
Letters of credit issued	(111,515)	—	(111,515)
Available for future advances	$554,300	$3,829,015	$4,383,315

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $822.3 million during the first three months of 2023, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $116.1 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $888.2 million. Activity in the investment securities portfolio provided cash of $1.1 billion from sales, maturities, and pay downs (net of purchases), but this increase in investing cash flows was partially offset by growth in the loan portfolio, which used cash of $239.2 million. Financing activities used cash of $182.0 million, largely resulting from a decrease in deposits of $1.6 billion, paired with a decrease in federal funds purchased and securities sold under agreements to repurchase of $57.2 million. Borrowings, including FHLB advances during the first three months of 2023, increased financing cash flows by $1.5 billion.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2023 and December 31, 2022, as shown in the following table.

(Dollars in thousands)	March 31, 2023	December 31, 2022	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$23,928,212	$24,178,423
Tier I common risk-based capital	3,463,319	3,417,223
Tier I risk-based capital	3,463,319	3,417,223
Total risk-based capital	3,651,557	3,600,920
Tier I common risk-based capital ratio	14.47%	14.13%	7.00%	6.50%
Tier I risk-based capital ratio	14.47	14.13	8.50	8.00
Total risk-based capital ratio	15.26	14.89	10.50	10.00
Tier I leverage ratio	10.61	10.34	4.00	5.00
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the three months ended March 31, 2023, the Company purchased 547,381 shares at an average price of $65.93 in open market purchases and through stock-based compensation transactions. At March 31, 2023, 2,564,677 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.270 per share cash dividend on its common stock in the first quarter of 2023, which was a 7.1% increase compared to its 2022 quarterly dividend.

Material Cash Requirements, Commitments, Off-Balance Sheet Arrangements and Contingencies
The Company's material cash requirements include commitments for contractual obligations (both short-term and long-term), commitments to extend credit, and off-balance sheet arrangements. The Company's material cash requirements for the next 12 months are primarily to fund loan commitments, deposit maturities and deposit withdrawals that may occur; repay borrowings; and fund loan growth. Other contractual obligations, purchase commitments, lease obligations, and unfunded commitments may require cash payments by the Company, and these are further discussed in the Company's 2022 Annual Report on Form 10-K. Further discussion of the Company's longer-term material cash obligations and sources for fulfilling those obligations is below.

Events impacting the banking industry during the first few months of 2023, including the failure of Silicon Valley Bank and Signature Bank, have resulted in decreased confidence in banks among consumer and commercial customers, investors, and other counterparties. Additionally, rapidly rising interest rates have resulted in unrealized losses in the Company's available for sale debt securities portfolio. In response to these industry events, the Company sought additional borrowings during the first quarter of 2023, and as a result, the Company’s borrowings increased by $1.4 billion. Other than the repayment of these additional borrowings, the Company’s material cash requirements have not changed significantly since December 31, 2022. Further discussion of the Company's longer-term material cash obligations and sources for fulfilling those obligations is below.

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2023 totaled $14.2 billion (including $5.2 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $588.8 million (net of conveyances to other institutions) and $4.8 million, respectively, at March 31, 2023. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $4.9 million at March 31, 2023. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At March 31, 2023, the liability for unfunded commitments totaled $28.6 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

During the third quarter of 2020, the Company signed a $106.7 million agreement with U.S. Capital Development to develop a 280,000 square foot commercial office building in a two building complex in Clayton, Missouri, which was placed in service at the beginning of March 2023. As of March 31, 2023, the Company has made payments totaling $105.7 million. While the Company intends to occupy a portion of the office building for executive offices, a 15 year lease agreement has been signed by an anchor tenant to lease approximately 50% of the office building.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first three months of 2023, purchases and sales of tax credits amounted to $22.2 million and $6.7 million, respectively. Fees from sales of tax credits were $561 thousand for the three months ended March 31, 2023, compared to $783 thousand in the same period last year. At March 31, 2023, the Company expected to fund outstanding purchase commitments of $93.1 million during the remainder of 2023.

The Company continued to maintain a strong liquidity position throughout the first three months of 2023. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first three months of 2023 and 2022.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2023
Net interest income	$96,854	$116,166	$17,540	$230,560	$21,063	$251,623
Provision for credit losses	(6,306)	(393)	(13)	(6,712)	(4,744)	(11,456)
Non-interest income	24,303	58,324	52,944	135,571	2,041	137,612
Investment securities gains (losses), net	—	—	—	—	(306)	(306)
Non-interest expense	(77,326)	(93,623)	(39,636)	(210,585)	(13,522)	(224,107)
Income before income taxes	$37,525	$80,474	$30,835	$148,834	$4,532	$153,366
Three Months Ended March 31, 2022
Net interest income	$86,818	$108,953	$18,869	$214,640	$(5,854)	$208,786
Provision for credit losses	(4,504)	(82)	(26)	(4,612)	14,470	9,858
Non-interest income	26,415	53,651	53,206	133,272	(1,503)	131,769
Investment securities gains (losses), net	—	—	—	—	7,163	7,163
Non-interest expense	(74,823)	(89,506)	(36,288)	(200,617)	(5,031)	(205,648)
Income before income taxes	$33,906	$73,016	$35,761	$142,683	$9,245	$151,928
Increase (decrease) in income before income taxes:
Amount	$3,619	$7,458	$(4,926)	$6,151	$(4,713)	$1,438
Percent	10.7%	10.2%	(13.8%)	4.3%	(51.0)%	.9%
Consumer
For the three months ended March 31, 2023, income before income taxes for the Consumer segment increased $3.6 million, or 10.7%, compared to the first three months of 2022. The increase in income before income taxes was mainly due to an increase in net interest income of $10.0 million, or 11.6%, partly offset by a decrease in non-interest income of $2.1 million, or

8.0%, and higher non-interest expense of $2.5 million, or 3.3%. Net interest income increased due to a $4.8 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and a $9.2 million increase in loan interest income. These increases were partly offset by higher deposit interest expense of $4.0 million. Non-interest income decreased mainly due to lower mortgage banking revenue and deposit account fees, partly offset by growth in debit card fees. Deposit account fees decreased due to lower overdraft and return item fees, partly offset by higher personal deposit account fees. Non-interest expense increased over the same period in the previous year mainly due to higher salaries and benefits expense, FDIC insurance expense and occupancy expense, partly offset by lower marketing expense and allocated support costs for information technology. The provision for credit losses totaled $6.3 million, a $1.8 million increase over the first three months of 2022, mainly due to higher credit card, overdraft and personal loan net charge-offs.

Commercial
For the three months ended March 31, 2023, income before income taxes for the Commercial segment increased $7.5 million, or 10.2%, compared to the same period in the previous year. This increase was mainly due to growth in non-interest income and net interest income, partly offset by higher non-interest expense. Net interest income increased $7.2 million, or 6.6%, mainly due to higher loan interest income of $74.6 million. This increase was partly offset by lower net allocated funding credits of $32.0 million and increases of $19.0 million in deposit interest expense and $16.8 million in interest expense on customer repurchase agreements. Non-interest income increased $4.7 million, or 8.7%, over the previous year mainly due to growth in net bank card fees (mainly corporate card fees), deposit account fees (mainly corporate cash management fees) and cash sweep commissions, partly offset by a decline capital market fees. Non-interest expense increased $4.1 million, or 4.6%, mainly due to higher data processing expense, FDIC insurance expense and allocated service and support costs (mainly bank operations and commercial products and payments). These increases were partly offset by lower allocated support costs for information technology. The provision for credit losses increased $311 thousand over the same period last year, mainly due to higher overdraft and commercial credit card loan net charge-offs.

Wealth
Wealth segment pre-tax profitability for the three months ended March 31, 2023 decreased $4.9 million, or 13.8%, from the same period in the previous year. Net interest income decreased $1.3 million, or 7.0%, mainly due to an $8.0 million decline in net allocated funding credits and a $2.9 million increase in deposit interest expense, partly offset by a $9.6 million increase in loan interest income. Non-interest income decreased $262 thousand, or .5%, from the prior year largely due lower private client and institutional trust fees, partly offset by higher cash sweep commissions and consumer brokerage service fees. Non-interest expense increased $3.3 million, or 9.2%, mainly due to higher salaries and benefits expense and miscellaneous losses. The provision for credit losses decreased $13 thousand from the same period last year, due to lower personal real estate loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was $4.7 million lower than in the same period last year. Unallocated securities losses were $306 thousand in the first three months of 2023 compared to gains of $7.2 million in 2022. Also, the unallocated provision for credit losses increased $19.2 million, primarily driven by an increase in the provision for credit losses on loans, partly offset by a decrease in the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans was $9.2 million higher than net charge-offs in 2023, while the provision was $15.3 million lower than net charge-offs, as the provision was a benefit in 2022. For the three months ended March 31, 2023, the Company's provision on unfunded lending commitments was a benefit of $4.5 million. Additionally, non-interest expense decreased $8.5 million. These decreases to pre-tax profitability were partly offset by higher net interest income of $26.9 million, and non-interest income of $3.5 million.

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

In order to assess the impact of transition and ensure a successful transition process, the Company established a LIBOR Transition Program led by the LIBOR Transition Steering Committee (the Committee), which is an internal, cross-functional team with representatives from all relevant business lines, support functions and legal counsel. A LIBOR impact and risk assessment was performed, and the Committee developed and prioritized action items. All LIBOR-based loans must be converted to an alternative index by June 30, 2023, as LIBOR will no longer be published after June 30, 2023. All of the Company's financial contracts that reference LIBOR have been identified, and LIBOR fallback language has been included in key loan provisions of new and renewed loans in preparation of the transition from LIBOR. The Company ceased originating new loans with LIBOR as a reference rate at the end of 2021 and is actively working with customers to modify existing loans that reference LIBOR to a new reference rate. The Company is nearly finished transitioning the impacted loans.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2023 and 2022

	First Quarter 2023			First Quarter 2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,656,104	$74,037	5.31%	$5,324,172	$38,416	2.93%
Real estate — construction and land	1,410,835	25,486	7.33	1,134,902	10,526	3.76
Real estate — business	3,478,382	48,444	5.65	3,095,068	25,801	3.38
Real estate — personal	2,933,750	26,086	3.61	2,808,980	22,696	3.28
Consumer	2,067,385	27,060	5.31	2,040,200	18,084	3.59
Revolving home equity	296,748	5,146	7.03	273,859	2,347	3.48
Consumer credit card	556,223	18,757	13.68	540,844	15,130	11.35
Overdrafts	4,449	—	—	5,178	—	—
Total loans	16,403,876	225,016	5.56	15,223,203	133,000	3.54
Loans held for sale	5,708	145	10.30	9,383	150	6.48
Investment securities:
U.S. government and federal agency obligations	1,099,067	5,138	1.90	1,103,749	9,317	3.42
Government-sponsored enterprise obligations	87,086	690	3.21	51,770	298	2.33
State and municipal obligations(A)	1,793,756	9,994	2.26	2,077,600	11,708	2.29
Mortgage-backed securities	6,454,408	32,830	2.06	7,316,609	35,770	1.98
Asset-backed securities	3,233,757	16,041	2.01	3,933,061	10,984	1.13
Other debt securities	528,941	2,523	1.93	636,247	3,134	2.00
Trading debt securities(A)	45,757	518	4.59	40,686	185	1.84
Equity securities(A)	12,458	714	23.24	9,498	609	26.00
Other securities(A)	229,867	4,029	7.11	192,311	2,802	5.91
Total investment securities	13,485,097	72,477	2.18	15,361,531	74,807	1.97
Federal funds sold	38,978	489	5.09	1,053	1.39
Securities purchased under agreements to resell	825,000	3,952	1.94	1,733,887	5,300	1.24
Interest earning deposits with banks	809,935	9,336	4.67	2,608,029	1,151.18
Total interest earning assets	31,568,594	311,415	4.00	34,937,086	214,409	2.49
Allowance for credit losses on loans	(150,117)			(149,685)
Unrealized loss on debt securities	(1,387,196)			(174,297)
Cash and due from banks	314,024			340,242
Premises and equipment, net	431,288			407,000
Other assets	631,239			557,158
Total assets	$31,407,832			$35,917,504
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,550,215	193.05		$1,563,093	178.05
Interest checking and money market	13,265,485	19,958.61		14,949,727	1,582.04
Certificates of deposit of less than $100,000	415,367	1,425	1.39	429,852	139.13
Certificates of deposit of $100,000 and over	903,393	6,627	2.98	862,232	427.20
Total interest bearing deposits	16,134,460	28,203.71		17,804,904	2,326.05
Borrowings:
Federal funds purchased	$493,721	$5,586	4.59	23,356	$7.12
Securities sold under agreements to repurchase	2,418,726	17,495	2.93	2,712,468	682.10
Other borrowings(B)	551,267	6,720	4.94	768	1.53
Total borrowings	3,463,714	29,801	3.49	2,736,592	690.10
Total interest bearing liabilities	19,598,174	58,004	1.20%	20,541,496	3,016.06%
Non-interest bearing deposits	9,114,512			11,544,701
Other liabilities	112,052			505,644
Equity	2,583,094			3,325,663
Total liabilities and equity	$31,407,832			$35,917,504
Net interest margin (FTE)		$253,411			$211,393
Net yield on interest earning assets			3.26%			2.45%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest income sensitivity to movement in interest rates. The Company performs monthly simulations that model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2022 Annual Report on Form 10-K.

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

Because the future effects of changes in rates on deposit balances cannot be known with certainty, the Company conservatively models alternate scenarios with deposit attrition as rates rise. Simulation B illustrates results from these higher attrition scenarios to provide added perspective on potential effects of higher rates.

The Company utilizes these simulations both for monitoring interest rate risk and for liquidity planning purposes.  While the future effects of rising and falling rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and its effect on the Company’s performance.

Simulation A	March 31, 2023			December 31, 2022
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$(7.6)	(.75)%	$—	$(.5)	(.05)%	$—
200 basis points rising	(6.5)	(.63)	—	2.0	.19	—
100 basis points rising	(1.3)	(.13)	—	4.1	.38	—
100 basis points falling	(16.0)	(1.56)	—	(24.0)	(2.20)	—
200 basis points falling	(40.1)	(3.92)	—	(52.6)	(4.82)	—
300 basis points falling	(66.5)	(6.49)	—	(84.9)	(7.78)	—

Simulation B	March 31, 2023			December 31, 2022
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$(15.1)	(1.50)%	$(49.4)	$(17.9)	(1.71)%	$(216.7)
200 basis points rising	(11.5)	(1.14)	(36.2)	(11.4)	(1.09)	(180.4)
100 basis points rising	(3.9)	(.39)	(20.0)	(5.0)	(.48)	(136.6)
100 basis points falling	$(10.9)	(1.08)	$74.7	3.6	.34	539.3
200 basis points falling	(29.1)	(2.89)	189.6	(15.2)	(1.45)	761.0
300 basis points falling	(52.4)	(5.21)	257.1	(45.6)	(4.36)	792.0

Under Simulation A, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is more negative in the up scenarios and less negative in the down scenarios than the previous quarter. This was primarily due to a decrease in non-maturity deposits and an increase in short-term borrowings, partly offset by a decrease in investment securities and an increase in deposits at the Federal Reserve. Deposit attrition was removed from the simulation in both the current and previous quarters.

In Simulation B, the assumed levels of deposit attrition were modeled to capture the results of a shrinking balance sheet. Under this Simulation, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is less negative in the up scenarios and more negative in the down scenarios than in the previous quarter, primarily due to a decrease in surge deposits.

The comparisons above provide insight into potential effects of changes in rates and deposit levels on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information required by this item is set forth in Part I, Item 1 under Note 17, Legal and Regulatory Proceedings.

Item 1A. RISK FACTORS
Liquidity and Capital Risks

Adverse developments affecting the banking industry, such as recent bank failures or concerns involving liquidity, may have material adverse effects on the Company’s operations.

Events impacting the banking industry during the first few months of 2023, including the failure of Silicon Valley Bank in March, have resulted in decreased confidence in regional banks among deposit customers, investors, and other counterparties. Additionally, these events have caused significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates, which, among other things, has resulted in unrealized losses in the Company's available for sale debt securities portfolio and increased competition for bank deposits. These events have, and could continue to have, adverse impacts on the market price and volatility of the Company’s stock. These events could also lead to increases in the Company’s interest expense, as it has raised and may continue to raise interest rates paid to depositors in order to compete with other banks, and in an effort to replace deposits, seek borrowings which carry higher interest rates.

Recent bank failures have caused concern and uncertainty regarding the liquidity adequacy of the banking sector as a whole and resulted in some regional bank customers choosing to maintain deposits with larger financial institutions. A significant reduction in the Company’s deposits could materially, adversely impact the Company’s liquidity, ability to fund loans, and results of operations. In addition to customer deposits, the Company borrows on an overnight and short-term basis from third parties in the form of federal funds purchased and repurchase agreements and through lines of credit and borrowings from the FHLB and FRB. If the Company is not able to access borrowings through those facilities due to an increase in demand from other banks or due to insufficient levels of pledgeable assets, its ability to borrow funds may be materially adversely impacted.

The Company could recognize losses on securities held in its securities portfolio, particularly if it were to sell a significant portion of its investments prior to maturity.

The Company maintains a portfolio of investments, which includes available for sale debt securities, trading securities, equity securities, and other investments. At March 31, 2023, the Company did not hold any investments classified as held-to-maturity. The Company's available for sale debt securities portfolio is carried at fair value, with unrealized gains and losses carried in accumulated other comprehensive income (loss) within shareholder's equity. The fair value of investments, including available for sale debt investments, may change with changes in interest rates, credit concerns, or other economic factors. Due to the rapid rise of interest rates during the previous 13 months, the fair value of the Company's available of sale debt securities included a net unrealized loss of $1.3 billion at March 31, 2023. Although as of March 31, 2023, the Company has the intent and ability to maintain its available for sale debt investments until maturity, if in the future the Company were to elect to sell or needed to sell the investments before their maturity, the Company could realize significant losses in its income statement.

Any changes to regulations, regulatory policies, laws, or supervisory or enforcement activities arising from the recent events in the banking industry could increase the Company’s expenses and adversely impact the Company’s operations.

In addition to operational impacts to the Company, the recent events in the banking industry may also result in changes to the laws and regulations governing banks and bank holding companies. As part of the financial services industry, the Company is subject to extensive federal and state regulation and supervision. Changes to regulations, regulatory policies, laws, or supervisory or enforcement activities could affect the Company in substantial and adverse ways, including limiting the services and products the Company may offer, restrict the Company’s ability to pay dividends, result in the Company incurring higher costs, or subject the Company to higher capital requirements. Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact the Company’s overall liquidity or capitalization. The Company may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause disruption within the financial markets and increased expenses. The cost of resolving the recent bank failures may also prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments, which would likely increase expenses and negatively impact net income.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 - 31, 2023	124,045	$65.85	124,045	2,988,013
February 1 - 28, 2023	270,152	$66.76	270,152	2,717,861
March 1 - 31, 2023	153,184	$64.51	153,184	2,564,677
Total	547,381	$65.93	547,381	2,564,677

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2022 of 5,000,000 shares, 2,564,677 shares remained available for purchase at March 31, 2023.

Item 6. EXHIBITS
3 — Restated Articles of Incorporation of Commerce Bancshares, Inc., as amended through April 28, 2023

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: May 4, 2023		Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: May 4, 2023		(Chief Accounting Officer)