Form 10-Q
period 2023-06-30
COMMERCE BANCSHARES INC /MO/
filed 2023-08-04
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended June 30, 2023

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 1, 2023, the registrant had outstanding 124,700,008 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
ASSETS
Loans	$16,956,539	$16,303,131
Allowance for credit losses on loans	(158,685)	(150,136)
Net loans	16,797,854	16,152,995
Loans held for sale (including $1,566,000 and $— of residential mortgage loans carried at fair value at June 30, 2023 and December 31, 2022, respectively)	6,776	4,964
Investment securities:
Available for sale debt, at fair value (amortized cost of $11,833,736,000 and $13,738,206,000 at
June 30, 2023 and December 31, 2022, respectively, and allowance for credit losses of $—
at both June 30, 2023 and December 31, 2022)	10,414,625	12,238,316
Trading debt	29,412	43,523
Equity	12,266	12,304
Other	258,045	225,034
Total investment securities	10,714,348	12,519,177
Federal funds sold	2,750	49,505
Securities purchased under agreements to resell	825,000	825,000
Interest earning deposits with banks	2,568,695	389,140
Cash and due from banks	366,699	452,496
Premises and equipment – net	451,568	418,909
Goodwill	146,371	138,921
Other intangible assets – net	14,666	15,234
Other assets	936,535	909,590
Total assets	$32,831,262	$31,875,931
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$8,198,849	$10,066,356
Savings, interest checking and money market	14,418,974	15,126,981
Certificates of deposit of less than $100,000	1,543,424	387,336
Certificates of deposit of $100,000 and over	1,708,197	606,767
Total deposits	25,869,444	26,187,440
Federal funds purchased and securities sold under agreements to repurchase	2,878,021	2,841,734
Other borrowings	1,005,613	9,672
Other liabilities	392,956	355,508
Total liabilities	30,146,034	29,394,354
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 190,000,000 at June 30, 2023 and 140,000,000 at December 31, 2022; issued 125,863,879 shares at June 30, 2023 and December 31, 2022	629,319	629,319
Capital surplus	2,921,365	2,932,959
Retained earnings	211,358	31,620
Treasury stock of 868,125 shares at June 30, 2023
and 605,142 shares at December 31, 2022, at cost	(58,389)	(41,743)
Accumulated other comprehensive income (loss)	(1,036,295)	(1,086,864)
Total Commerce Bancshares, Inc. stockholders' equity	2,667,358	2,465,291
Non-controlling interest	17,870	16,286
Total equity	2,685,228	2,481,577
Total liabilities and equity	$32,831,262	$31,875,931
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2023	2022	2023	2022
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$241,327	$142,526	$465,143	$274,601
Interest and fees on loans held for sale	151	161	296	311
Interest on investment securities	73,727	88,635	144,846	161,740
Interest on federal funds sold	105	19	594	20
Interest on securities purchased under agreements to resell	4,099	4,385	8,051	9,685
Interest on deposits with banks	29,254	2,428	38,590	3,579
Total interest income	348,663	238,154	657,520	449,936
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	30,046	2,278	50,197	4,038
Certificates of deposit of less than $100,000	10,125	205	11,550	344
Certificates of deposit of $100,000 and over	14,416	470	21,043	897
Interest on federal funds purchased	6,397	224	11,983	231
Interest on securities sold under agreements to repurchase	17,014	2,702	34,509	3,384
Interest on other borrowings	21,127	(110)	27,077	(129)
Total interest expense	99,125	5,769	156,359	8,765
Net interest income	249,538	232,385	501,161	441,171
Provision for credit losses	6,471	7,162	17,927	(2,696)
Net interest income after credit losses	243,067	225,223	483,234	443,867
NON-INTEREST INCOME
Bank card transaction fees	49,725	43,873	96,379	85,918
Trust fees	47,265	46,792	92,593	94,603
Deposit account charges and other fees	22,633	25,564	44,385	47,871
Consumer brokerage services	4,677	5,068	9,762	9,514
Capital market fees	2,539	3,327	5,901	7,452
Loan fees and sales	2,735	3,246	5,324	7,481
Other	18,031	11,557	30,873	18,357
Total non-interest income	147,605	139,427	285,217	271,196
INVESTMENT SECURITIES GAINS (LOSSES), NET	3,392	1,029	3,086	8,192
NON-INTEREST EXPENSE
Salaries and employee benefits	145,429	142,243	289,802	278,196
Data processing and software	28,719	27,635	56,873	54,651
Net occupancy	12,995	12,503	25,754	24,799
Marketing	6,368	5,836	11,839	12,180
Equipment	4,864	4,734	9,714	9,302
Supplies and communication	4,625	4,361	9,215	9,074
Other	24,611	16,193	48,521	30,951
Total non-interest expense	227,611	213,505	451,718	419,153
Income before income taxes	166,453	152,174	319,819	304,102
Less income taxes	35,990	32,021	68,803	63,923
Net income	130,463	120,153	251,016	240,179
Less non-controlling interest expense (income)	2,674	4,359	3,775	6,231
Net income attributable to Commerce Bancshares, Inc.	$127,789	$115,794	$247,241	$233,948
Net income per common share — basic	$1.03	$.92	$1.98	$1.84
Net income per common share — diluted	$1.02	$.92	$1.97	$1.84
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
	(Unaudited)
Net income	$130,463	$120,153	$251,016	$240,179
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale debt securities	(81,882)	(328,201)	60,584	(835,466)
Change in pension loss	269	322	539	645
Unrealized gains (losses) on cash flow hedge derivatives	(14,184)	(4,615)	(10,554)	(9,153)
Other comprehensive income (loss)	(95,797)	(332,494)	50,569	(843,974)
Comprehensive income (loss)	34,666	(212,341)	301,585	(603,795)
Less non-controlling interest (income) expense	2,674	4,359	3,775	6,231
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$31,992	$(216,700)	$297,810	$(610,026)
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended June 30, 2023 and 2022

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance March 31, 2023	$629,319	$2,919,060	$117,313	$(59,670)	$(940,498)	$16,888	$2,682,412
Net income			127,789			2,674	130,463
Other comprehensive income (loss)					(95,797)		(95,797)
Distributions to non-controlling interest						(1,692)	(1,692)
Purchases of treasury stock				(318)			(318)
Issuance under stock purchase and equity compensation plans		(1,599)		1,599			—
Stock-based compensation		3,904					3,904
Cash dividends paid on common stock ($0.270 per share)			(33,744)				(33,744)
Balance June 30, 2023	$629,319	$2,921,365	$211,358	$(58,389)	$(1,036,295)	$17,870	$2,685,228
Balance March 31, 2022	$610,804	$2,678,025	$178,504	$(72,293)	$(434,400)	$12,762	$2,973,402
Net Income			115,794			4,359	120,153
Other comprehensive income (loss)					(332,494)		(332,494)
Distributions to non-controlling interest						(654)	(654)
Purchases of treasury stock				(57,350)			(57,350)
Issuance under stock purchase and equity compensation plans		(55)		55			—
Stock-based compensation		4,191					4,191
Cash dividends paid on common stock ($.252 per share)			(31,935)				(31,935)
Balance June 30, 2022	$610,804	$2,682,161	$262,363	$(129,588)	$(766,894)	$16,467	$2,675,313
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2023 and 2022

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2022	$629,319	$2,932,959	$31,620	$(41,743)	$(1,086,864)	$16,286	$2,481,577
Net income			247,241			3,775	251,016
Other comprehensive income (loss)					50,569		50,569
Distributions to non-controlling interest						(2,145)	(2,145)
Purchases of treasury stock				(36,563)			(36,563)
Sale of non-controlling interest of subsidiary		46				(46)	—
Issuance under stock purchase and equity compensation plans		(19,917)		19,917			—
Stock-based compensation		8,277					8,277
Cash dividends paid on common stock ($.540 per share)			(67,503)				(67,503)
Balance June 30, 2023	$629,319	$2,921,365	$211,358	$(58,389)	$(1,036,295)	$17,870	$2,685,228
Balance December 31, 2021	$610,804	$2,689,894	$92,493	$(32,973)	$77,080	$11,026	$3,448,324
Net income			233,948			6,231	240,179
Other comprehensive income (loss)					(843,974)		(843,974)
Distributions to non-controlling interest						(790)	(790)
Purchases of treasury stock				(113,205)			(113,205)
Issuance under stock purchase and equity compensation plans		(16,142)		16,590			448
Stock-based compensation		8,409					8,409
Cash dividends paid on common stock ($.505 per share)			(64,078)				(64,078)
Balance June 30, 2022	$610,804	$2,682,161	$262,363	$(129,588)	$(766,894)	$16,467	$2,675,313
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2023	2022
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$251,016	$240,179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,927	(2,696)
Provision for depreciation and amortization	24,164	23,638
Amortization of investment security premiums, net	9,482	5,946
Investment securities (gains) losses, net (A)	(3,086)	(8,192)
Net (gains) losses on sales of loans held for sale	(422)	(1,944)
Originations of loans held for sale	(25,729)	(93,439)
Proceeds from sales of loans held for sale	24,210	96,282
Net (increase) decrease in trading debt securities, excluding unsettled transactions	17,915	870
Purchase of interest rate floor	(25,900)	—
Stock-based compensation	8,277	8,409
(Increase) decrease in interest receivable	(667)	(11,739)
Increase (decrease) in interest payable	31,819	247
Increase (decrease) in income taxes payable	(74)	(1,855)
Other changes, net	(108,044)	30,464
Net cash provided by (used in) operating activities	220,888	286,170
INVESTING ACTIVITIES:
Cash paid in acquisition, net of cash received	(6,197)	—
Distributions received from equity-method investment	1,434	400
Proceeds from sales of investment securities (A)	1,130,536	3,712
Proceeds from maturities/pay downs of investment securities (A)	922,759	1,462,151
Purchases of investment securities (A)	(190,253)	(1,894,221)
Net (increase) decrease in loans	(666,743)	(518,899)
Securities purchased under agreements to resell	—	(200,000)
Repayments of securities purchased under agreements to resell	—	375,000
Purchases of premises and equipment	(51,904)	(28,985)
Sales of premises and equipment	1,215	1,401
Net cash provided by (used in) investing activities	1,140,847	(799,441)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(2,506,872)	(1,302,692)
Net increase (decrease) in certificates of deposit	2,257,518	(437,030)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	36,287	(788,671)
FHLB short-term borrowings	2,250,000	—
Repayments of FHLB borrowings	(1,250,000)	—
Net increase (decrease) in other borrowings	(4,059)	(6,535)
Purchases of treasury stock	(36,563)	(113,205)
Issuance of stock under equity compensation plans	—	448
Cash dividends paid on common stock	(67,503)	(64,078)
Net cash provided by (used in) financing activities	678,808	(2,711,763)
Increase (decrease) in cash, cash equivalents and restricted cash	2,040,543	(3,225,034)
Cash, cash equivalents and restricted cash at beginning of year	897,801	4,296,954
Cash, cash equivalents and restricted cash at June 30	$2,938,344	$1,071,920
Income tax payments, net	$64,925	$62,588
Interest paid on deposits and borrowings	$124,540	$8,518
Loans transferred to foreclosed real estate	$72	$25
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $200 thousand at June 30, 2023 and $5.4 million at June 30, 2022.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2022 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the six month period ended June 30, 2023 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

Modifications for Borrowers Experiencing Financial Difficulty
The Company may renegotiate the terms of existing loans for a variety of reasons. When refinancing or restructuring a loan, the Company evaluates whether the borrower is experiencing financial difficulty. In making this determination, the Company considers whether the borrower is currently in default on any of its debt. In addition, the Company evaluates whether it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification and if the borrower (without the current modification) could obtain equivalent financing from another creditor at a market rate for similar debt. Modifications of loans to borrowers in these situations may indicate that the borrower is facing financial difficulty.

Modifications of loans to borrowers experiencing financial difficulty that are in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or a term extension (or a combination thereof) require disclosure. The Company's disclosures are included in Note 2, Loans and Allowance for Credit Losses.

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at June 30, 2023 and December 31, 2022 are as follows:

(In thousands)	June 30, 2023	December 31, 2022
Commercial:
Business	$5,906,493	$5,661,725
Real estate – construction and land	1,451,783	1,361,095
Real estate – business	3,621,222	3,406,981
Personal Banking:
Real estate – personal	2,980,599	2,918,078
Consumer	2,110,605	2,059,088
Revolving home equity	303,845	297,207
Consumer credit card	574,755	584,000
Overdrafts	7,237	14,957
Total loans	$16,956,539	$16,303,131

Accrued interest receivable totaled $63.9 million and $55.5 million at June 30, 2023 and December 31, 2022, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended June 30, 2023, the Company wrote-off accrued interest by reversing interest income of $43 thousand and $1.1 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the six months ended June 30, 2023, the Company wrote-off accrued interest of $77 thousand and $2.2 million in the Commercial and Personal Banking portfolios, respectively. For the three months ended June 30, 2022, the Company reversed interest income of $26 thousand and $762 thousand in the Commercial and Personal Banking portfolios, respectively, and in the six months ended June 30, 2022, reversed $55 thousand and $1.7 million in the Commercial and Personal Banking portfolios.

At June 30, 2023, loans of $3.3 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $3.1 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at June 30, 2023 and March 31, 2023 are discussed below.

Key Assumption	June 30, 2023	March 31, 2023

Overall economic forecast	•Mild recession in the second half of 2023 •Assume the Federal Reserve will pause increasing interest rates through year end •Mild recession is expected to weaken employment	•Mild recession to start 3rd quarter of 2023 •Assume the Federal Reserve will continue raising interest rates •Mild recession is expected to weaken employment
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss within two quarters using straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss within two quarters using straight-line method
Forecasted macro-economic variables
•Unemployment rate ranges from 3.9% to 5.3% during the supportable forecast period
•Real GDP growth ranges from (.27)% to 1.2%
•BBB corporate yield from 4.9% to 5.5%
•Housing Price Index from 282.1 to 284.5

•Unemployment rate ranges from 3.7% to 5.3% during the supportable forecast period
•Real GDP growth ranges from (.48)% to 2.0%
•BBB corporate yield from 5.3% to 5.8%
•Housing Price Index from 280.2 to 282.0

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 7.93% to 22.9% for most loan pools •Consumer credit cards 67.6%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 6.45% to 22.4% for most loan pools •Consumer credit cards 67.5%
Qualitative factors
Added qualitative factors related to:
•Changes in the composition of the loan portfolios
•Certain stressed industries within the portfolio
•Certain portfolios sensitive to unusually high rate of inflation and supply chain issues
•Loans downgraded to special mention, substandard, or non-accrual status

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

The current forecast projects a mild recession in the second half of 2023 as the economy continues to face high inflation, higher interest rates and a weaker job market. The impacts of the market's response to unusual events or trends including high inflation, supply chain stresses, trends in health conditions and changes in the geopolitical environment could significantly modify economic projections used in the estimation of the allowance for credit losses.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three and six months ended June 30, 2023 and 2022, respectively, follows:

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$108,615	$50,702	$159,317	$103,293	$46,843	$150,136
Provision for credit losses on loans	(546)	6,410	5,864	5,002	16,810	21,812
Deductions:
Loans charged off	307	8,531	8,838	599	17,287	17,886
Less recoveries on loans	262	2,080	2,342	328	4,295	4,623
Net loan charge-offs (recoveries)	45	6,451	6,496	271	12,992	13,263
Balance June 30, 2023	$108,024	$50,661	$158,685	$108,024	$50,661	$158,685
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$27,105	$1,523	$28,628	$31,743	$1,377	$33,120
Provision for credit losses on unfunded lending commitments	737	(130)	607	(3,901)	16	(3,885)
Balance June 30, 2023	$27,842	$1,393	$29,235	$27,842	$1,393	$29,235
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$135,866	$52,054	$187,920	$135,866	$52,054	$187,920

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$94,827	$39,883	$134,710	$97,776	$52,268	$150,044
Provision for credit losses on loans	4,716	2,571	7,287	1,837	(5,236)	(3,399)
Deductions:
Loans charged off	207	6,533	6,740	384	13,818	14,202
Less recoveries on loans	189	2,593	2,782	296	5,300	5,596
Net loan charge-offs (recoveries)	18	3,940	3,958	88	8,518	8,606
Balance June 30, 2022	$99,525	$38,514	$138,039	$99,525	$38,514	$138,039
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,780	$1,252	$25,032	$23,271	$933	$24,204
Provision for credit losses on unfunded lending commitments	(163)	38	(125)	346	357	703
Balance June 30, 2022	$23,617	$1,290	$24,907	$23,617	$1,290	$24,907
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$123,142	$39,804	$162,946	$123,142	$39,804	$162,946

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2023 and December 31, 2022.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2023
Commercial:
Business	$5,896,412	$4,847	$502	$4,732	$5,906,493
Real estate – construction and land	1,451,314	469	—	—	1,451,783
Real estate – business	3,619,936	1,133	—	153	3,621,222
Personal Banking:
Real estate – personal	2,962,174	10,921	6,228	1,276	2,980,599
Consumer	2,087,542	21,199	1,864	—	2,110,605
Revolving home equity	300,329	2,676	840	—	303,845
Consumer credit card	562,657	6,181	5,917	—	574,755
Overdrafts	6,932	305	—	—	7,237
Total	$16,887,296	$47,731	$15,351	$6,161	$16,956,539
December 31, 2022
Commercial:
Business	$5,652,710	$1,759	$505	$6,751	$5,661,725
Real estate – construction and land	1,361,095	—	—	—	1,361,095
Real estate – business	3,406,207	585	—	189	3,406,981
Personal Banking:
Real estate – personal	2,895,742	14,289	6,681	1,366	2,918,078
Consumer	2,031,827	25,089	2,172	—	2,059,088
Revolving home equity	295,303	1,201	703	—	297,207
Consumer credit card	572,213	6,238	5,549	—	584,000
Overdrafts	14,090	647	220	—	14,957
Total	$16,229,187	$49,808	$15,830	$8,306	$16,303,131

At June 30, 2023, the Company had $2.9 million in non-accrual business loans that had no allowance for credit loss, compared to $3.8 million in non-accrual business loans that had no allowance for credit loss at December 31, 2022. The Company did not record any interest income on non-accrual loans during the six months ended June 30, 2023 and 2022, respectively.

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

The risk category of loans in the Commercial portfolio as of June 30, 2023 and December 31, 2022 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2023
Business
Risk Rating:
Pass	$1,136,860	$1,058,237	$631,119	$325,640	$303,589	$315,781	$2,001,024	$5,772,250
Special mention	22,690	4,981	21,536	7,692	456	4,067	5,994	67,416
Substandard	71	11,828	9,759	15,748	484	10,320	13,885	62,095
Non-accrual	—	58	1,705	33	—	2,936	—	4,732
Total Business:	$1,159,621	$1,075,104	$664,119	$349,113	$304,529	$333,104	$2,020,903	$5,906,493
Gross write-offs for the six months ended June 30, 2023	$—	$—	$—	$41	$—	$—	$558	$599
Real estate-construction
Risk Rating:
Pass	$221,343	$590,385	$497,885	$66,877	$27,103	$3,102	$33,532	$1,440,227
Special mention	7,221	269	—	—	—	—	—	7,490
Substandard	—	4,066	—	—	—	—	—	4,066
Total Real estate-construction:	$228,564	$594,720	$497,885	$66,877	$27,103	$3,102	$33,532	$1,451,783
Gross write-offs for the six months ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Real estate-business
Risk Rating:
Pass	$483,249	$1,142,014	$527,586	$481,254	$355,089	$365,850	$83,463	$3,438,505
Special mention	—	7,157	915	1,128	9,492	1,323	400	20,415
Substandard	—	14,487	30,845	16,857	11,885	88,054	21	162,149
Non-accrual	—	14	45	—	—	94	—	153
Total Real estate-business:	$483,249	$1,163,672	$559,391	$499,239	$376,466	$455,321	$83,884	$3,621,222
Gross write-offs for the six months ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Commercial loans
Risk Rating:
Pass	$1,841,452	$2,790,636	$1,656,590	$873,771	$685,781	$684,733	$2,118,019	$10,650,982
Special mention	29,911	12,407	22,451	8,820	9,948	5,390	6,394	95,321
Substandard	71	30,381	40,604	32,605	12,369	98,374	13,906	228,310
Non-accrual	—	72	1,750	33	—	3,030	—	4,885
Total Commercial loans:	$1,871,434	$2,833,496	$1,721,395	$915,229	$708,098	$791,527	$2,138,319	$10,979,498
Gross write-offs for the six months ended June 30, 2023	$—	$—	$—	$41	$—	$—	$558	$599

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2022
Business
Risk Rating:
Pass	$1,456,476	$782,409	$464,201	$360,844	$180,375	$219,053	$2,146,380	$5,609,738
Special mention	3,113	2,548	7,757	1,063	67	—	1,319	15,867
Substandard	5,752	10,004	685	37	810	10,342	1,739	29,369
Non-accrual	195	1,987	—	1	792	3,776	—	6,751
Total Business:	$1,465,536	$796,948	$472,643	$361,945	$182,044	$233,171	$2,149,438	$5,661,725
Real estate-construction
Risk Rating:
Pass	$538,022	$596,465	$129,632	$27,331	$1,305	$2,029	$18,559	$1,313,343
Special mention	352	—	—	—	—	—	—	352
Substandard	—	19,494	—	—	14,766	13,140	—	47,400
Total Real estate-construction:	$538,374	$615,959	$129,632	$27,331	$16,071	$15,169	$18,559	$1,361,095
Real estate- business
Risk Rating:
Pass	$1,085,379	$616,516	$555,648	$424,641	$163,628	$271,579	$90,799	$3,208,190
Special mention	4,608	—	618	9,737	976	279	—	16,218
Substandard	2,795	30,944	61,141	10,490	30,782	46,232	—	182,384
Non-accrual	14	45	—	—	124	6	—	189
Total Real-estate business:	$1,092,796	$647,505	$617,407	$444,868	$195,510	$318,096	$90,799	$3,406,981
Commercial loans
Risk Rating:
Pass	$3,079,877	$1,995,390	$1,149,481	$812,816	$345,308	$492,661	$2,255,738	$10,131,271
Special mention	8,073	2,548	8,375	10,800	1,043	279	1,319	32,437
Substandard	8,547	60,442	61,826	10,527	46,358	69,714	1,739	259,153
Non-accrual	209	2,032	—	1	916	3,782	—	6,940
Total Commercial loans:	$3,096,706	$2,060,412	$1,219,682	$834,144	$393,625	$566,436	$2,258,796	$10,429,801

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of June 30, 2023 and December 31, 2022 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2023
Real estate-personal
Current to 90 days past due	$256,814	$479,786	$558,080	$746,091	$277,351	$644,588	$10,385	$2,973,095
Over 90 days past due	—	722	1,275	1,346	—	2,885	—	6,228
Non-accrual	—	49	—	—	167	1,060	—	1,276
Total Real estate-personal:	$256,814	$480,557	$559,355	$747,437	$277,518	$648,533	$10,385	$2,980,599
Gross write-offs for the six months ended June 30, 2023	$—	$18	$—	$—	$—	$18	$—	$36
Consumer
Current to 90 days past due	$317,512	$392,842	$307,047	$162,859	$77,928	$69,972	$780,581	$2,108,741
Over 90 days past due	116	323	140	112	50	446	677	1,864
Total Consumer:	$317,628	$393,165	$307,187	$162,971	$77,978	$70,418	$781,258	$2,110,605
Gross write-offs for the six months ended June 30, 2023	$61	$1,265	$996	$492	$173	$238	$505	$3,730
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$303,005	$303,005
Over 90 days past due	—	—	—	—	—	—	840	840
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$303,845	$303,845
Gross write-offs for the six months ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$568,838	$568,838
Over 90 days past due	—	—	—	—	—	—	5,917	5,917
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$574,755	$574,755
Gross write-offs for the six months ended June 30, 2023	$—	$—	$—	$—	$—	$—	$11,637	$11,637
Overdrafts
Current to 90 days past due	$7,237	$—	$—	$—	$—	$—	$—	$7,237
Total Overdrafts:	$7,237	$—	$—	$—	$—	$—	$—	$7,237
Gross write-offs for the six months ended June 30, 2023	$1,884	$—	$—	$—	$—	$—	$—	$1,884
Personal banking loans
Current to 90 days past due	$581,563	$872,628	$865,127	$908,950	$355,279	$714,560	$1,662,809	$5,960,916
Over 90 days past due	116	1,045	1,415	1,458	50	3,331	7,434	14,849
Non-accrual	—	49	—	—	167	1,060	—	1,276
Total Personal banking loans:	$581,679	$873,722	$866,542	$910,408	$355,496	$718,951	$1,670,243	$5,977,041
Gross write-offs for the six months ended June 30, 2023	$1,945	$1,283	$996	$492	$173	$256	$12,142	$17,287

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2022
Real estate-personal
Current to 90 days past due	$535,283	$589,658	$783,651	$290,580	$132,305	$568,380	$10,174	$2,910,031
Over 90 days past due	514	967	1,338	81	1,388	2,393	—	6,681
Non-accrual	—	—	52	169	102	1,043	—	1,366
Total Real estate-personal:	$535,797	$590,625	$785,041	$290,830	$133,795	$571,816	$10,174	$2,918,078
Consumer
Current to 90 days past due	$536,429	$378,118	$205,849	$106,733	$36,096	$62,255	$731,436	$2,056,916
Over 90 days past due	326	251	203	58	267	228	839	2,172
Total Consumer:	$536,755	$378,369	$206,052	$106,791	$36,363	$62,483	$732,275	$2,059,088
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$296,504	$296,504
Over 90 days past due	—	—	—	—	—	—	703	703
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$297,207	$297,207
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$578,451	$578,451
Over 90 days past due	—	—	—	—	—	—	5,549	5,549
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$584,000	$584,000
Overdrafts
Current to 90 days past due	$14,737	$—	$—	$—	$—	$—	$—	$14,737
Over 90 days past due	220	—	—	—	—	—	—	220
Total Overdrafts:	$14,957	$—	$—	$—	$—	$—	$—	$14,957
Personal banking loans
Current to 90 days past due	$1,086,449	$967,776	$989,500	$397,313	$168,401	$630,635	$1,616,565	$5,856,639
Over 90 days past due	1,060	1,218	1,541	139	1,655	2,621	7,091	15,325
Non-accrual	—	—	52	169	102	1,043	—	1,366
Total Personal banking loans:	$1,087,509	$968,994	$991,093	$397,621	$170,158	$634,299	$1,623,656	$5,873,330

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2023 and December 31, 2022.

(In thousands)	Business Assets	Oil & Gas Assets	Total
June 30, 2023
Commercial:
Business	$1,598	$1,508	$3,106
Total	$1,598	$1,508	$3,106
December 31, 2022
Commercial:
Business	$2,778	$1,824	$4,602
Total	$2,778	$1,824	$4,602

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $173.0 million at June 30, 2023 and $179.2 million at December 31, 2022. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $198.7 million at June 30, 2023 and $197.5 million at December 31, 2022. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2023 and December 31, 2022 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2023
FICO score:
Under 600	1.7%	2.5%	1.6%	4.2%
600 - 659	2.2	3.9	3.0	11.6
660 - 719	8.1	13.4	9.6	29.3
720 - 779	22.6	24.3	22.6	27.5
780 and over	65.4	55.9	63.2	27.4
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2022
FICO score:
Under 600	1.4%	2.2%	1.5%	3.4%
600 - 659	2.2	4.2	2.8	11.4
660 - 719	8.1	14.5	9.7	30.8
720 - 779	23.7	26.7	21.4	27.1
780 and over	64.6	52.4	64.6	27.3
Total	100.0%	100.0%	100.0%	100.0%

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

The following tables present the amortized cost at June 30, 2023 of loans that were modified during the three and six months ended June 30, 2023.

	For the Three Months Ended June 30, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
June 30, 2023
Commercial:
Business	$17,097	$—	$—	$—	$—	$17,097	0.3%
Real estate – business	33,966	—	—	—	—	33,966	0.9
Personal Banking:
Real estate – personal	246	1,223	—	—	—	1,469	—
Consumer	31	18	8	—	—	57	—
Consumer credit card	—	—	731	224	—	955	0.2
Total	$51,340	$1,241	$739	$224	$—	$53,544	0.3%

	For the Six Months Ended June 30, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
June 30, 2023
Commercial:
Business	$18,193	$—	$—	$—	$—	$18,193	0.3%
Real estate – business	49,548	—	—	—	—	49,548	1.4
Personal Banking:
Real estate – personal	246	2,777	—	—	—	3,023	0.1
Consumer	31	75	21	—	55	182	—
Consumer credit card	—	—	1,299	487	—	1,786	0.3
Total	$68,018	$2,852	$1,320	$487	$55	$72,732	0.4%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three and six months ended June 30, 2023. The qualitative impact of forbearance and repayment plans is the deferral of payments for 3 months up to 30 years, and therefore, those modifications are excluded from the tables below.

Term Extension
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Commercial:
Business	Added a weighted average of 9 months to the life of loans.	Added a weighted average of 9 months to the life of loans.
Real estate – business	Added a weighted average of 12 months to the life of loans.	Added a weighted average of 14 months to the life of loans.
Personal Banking:
Real estate – personal	Added a weighted average of 7 months to the life of loans.	Added a weighted average of 7 months to the life of loans.
Consumer	Added 10 years to the life of loans.	Added 10 years to the life of loans.

Payment Delay
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 28 years.	Deferred certain payments by a weighted average of 20 years.
Consumer	Deferred certain payments by a weighted average of 6 months.	Deferred certain payments by a weighted average of 71 months.

Interest Rate Reduction
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Personal Banking:
Consumer	Reduced contractual interest from weighted average 21% to 6%.	Reduced contractual interest from weighted average 21% to 6%.
Consumer credit card	Reduced contractual interest from weighted average 21% to 6%.	Reduced contractual interest from weighted average 21% to 6%.

Forgiveness of Interest/Fees
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Personal Banking:
Consumer credit card	Approximately $13 thousand of interest and fees forgiven.	Approximately $27 thousand of interest and fees forgiven.

The Company had commitments of $6.3 million at June 30, 2023 to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current reporting period.

The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2023 and were modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through June 30, 2023. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal. In addition to the loans below, the Company charged off $78 thousand of consumer credit card loans during the six months ended June 30, 2023 that were modified during the period.

	For the Three Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
(Dollars in thousands)	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
June 30, 2023
Personal Banking:
Real estate – personal	$779	$—	$—	$779	$779	$—	$—	$779
Consumer	—	6	—	6	—	11	—	11
Consumer credit card	—	67	78	145	—	111	78	189
Total	$779	$73	$78	$930	$779	$122	$78	$979

The following table presents the amortized cost basis at June 30, 2023 of loans that have been modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through June 30, 2023.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
June 30, 2023
Commercial:
Business	$18,193	$—	$—	$18,193
Real estate – business	49,548	—	—	49,548
Personal Banking:
Real estate – personal	2,027	217	779	3,023
Consumer	169	7	6	182
Consumer credit card	1,205	436	145	1,786
Total	$71,142	$660	$930	$72,732

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

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At June 30, 2023, the fair value of these loans was $1.6 million, and the unpaid principal balance was $1.6 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at June 30, 2023 totaled $4.9 million.

At June 30, 2023, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $94 thousand and $96 thousand at June 30, 2023 and December 31, 2022, respectively, and included in those amounts were $94 thousand and $96 thousand at June 30, 2023 and December 31, 2022, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $1.9 million and $1.6 million at June 30, 2023 and December 31, 2022, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at June 30, 2023 and December 31, 2022.

(In thousands)	June 30, 2023	December 31, 2022
Available for sale debt securities	$10,414,625	$12,238,316
Trading debt securities	29,412	43,523
Equity securities:
Readily determinable fair value	5,520	6,210
No readily determinable fair value	6,746	6,094
Other:
Federal Reserve Bank stock	34,985	34,795
Federal Home Loan Bank stock	50,328	10,678
Equity method investments	—	1,434
Private equity investments	172,732	178,127
Total investment securities (1)	$10,714,348	$12,519,177
(1)Accrued interest receivable totaled $29.8 million and $38.8 million at June 30, 2023 and December 31, 2022, respectively, and was included within other assets on the consolidated balance sheets.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. This portfolio includes the Company's holdings of Visa Class B shares, which have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the six months ended June 30, 2023, the Company did not record any impairment or other adjustments to the carrying amount of its portfolio of equity securities with no readily determinable fair value.

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

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of June 30, 2023 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$464,203	$455,044
After 1 but within 5 years	344,689	327,450
After 5 but within 10 years	176,092	163,321
Total U.S. government and federal agency obligations	984,984	945,815
Government-sponsored enterprise obligations:
After 5 but within 10 years	4,955	4,418
After 10 years	50,726	39,618
Total government-sponsored enterprise obligations	55,681	44,036
State and municipal obligations:
Within 1 year	77,600	76,353
After 1 but within 5 years	346,058	318,691
After 5 but within 10 years	826,895	704,751
After 10 years	151,057	127,942
Total state and municipal obligations	1,401,610	1,227,737
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,849,215	4,065,406
Non-agency mortgage-backed securities	1,378,516	1,174,790
Asset-backed securities	2,646,850	2,499,675
Total mortgage and asset-backed securities	8,874,581	7,739,871
Other debt securities:
Within 1 year	35,141	34,128
After 1 but within 5 years	221,479	204,297
After 5 but within 10 years	244,000	205,179
After 10 years	16,260	13,562
Total other debt securities	516,880	457,166
Total available for sale debt securities	$11,833,736	$10,414,625

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $395.4 million, at fair value, at June 30, 2023. Interest earned on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At June 30, 2023, the fair value of securities on this watch list was $1.6 billion compared to $1.3 billion at December 31, 2022. The majority of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the significant increase in interest rates and were analyzed outside of the cash flow model. At June 30, 2023, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of June 30, 2023, the Company did not identify any securities for which a credit loss exists, and for the six months ended June 30, 2023 and 2022, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At June 30, 2023, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U.S. government and federal agency obligations	$355,274	$15,192	$590,541	$23,977	$945,815	$39,169
Government-sponsored enterprise obligations	—	—	44,036	11,645	44,036	11,645
State and municipal obligations	82,322	1,999	1,140,008	171,874	1,222,330	173,873
Mortgage and asset-backed securities:
Agency mortgage-backed securities	50,830	2,159	4,000,228	781,734	4,051,058	783,893
Non-agency mortgage-backed securities	1,106	9	1,168,007	203,789	1,169,113	203,798
Asset-backed securities	23,848	652	2,457,632	146,649	2,481,480	147,301
Total mortgage and asset-backed securities	75,784	2,820	7,625,867	1,132,172	7,701,651	1,134,992
Other debt securities	874	126	456,292	59,588	457,166	59,714
Total	$514,254	$20,137	$9,856,744	$1,399,256	$10,370,998	$1,419,393
December 31, 2022
U.S. government and federal agency obligations	$605,840	$17,490	$380,573	$25,940	$986,413	$43,430
Government-sponsored enterprise obligations	25,068	4,650	18,040	7,971	43,108	12,621
State and municipal obligations	814,799	26,708	875,329	171,385	1,690,128	198,093
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,323,938	125,330	2,966,851	654,327	4,290,789	779,657
Non-agency mortgage-backed securities	135,984	16,736	1,069,222	195,218	1,205,206	211,954
Asset-backed securities	1,331,055	50,056	2,006,188	140,424	3,337,243	190,480
Total mortgage and asset-backed securities	2,790,977	192,122	6,042,261	989,969	8,833,238	1,182,091
Other debt securities	166,040	9,690	308,818	54,707	474,858	64,397
Total	$4,402,724	$250,660	$7,625,021	$1,249,972	$12,027,745	$1,500,632

The entire available for sale debt portfolio included $10.4 billion of securities that were in a loss position at June 30, 2023, compared to $12.0 billion at December 31, 2022.  The total amount of unrealized loss on these securities was $1.4 billion at June 30, 2023, a decrease of $81.2 million compared to the unrealized loss at December 31, 2022.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at June 30, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
U.S. government and federal agency obligations	$984,984	$—	$(39,169)	$—	$945,815
Government-sponsored enterprise obligations	55,681	—	(11,645)	—	44,036
State and municipal obligations	1,401,610	—	(173,873)	—	1,227,737
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,849,215	84	(783,893)	—	4,065,406
Non-agency mortgage-backed securities	1,378,516	72	(203,798)	—	1,174,790
Asset-backed securities	2,646,850	126	(147,301)	—	2,499,675
Total mortgage and asset-backed securities	8,874,581	282	(1,134,992)	—	7,739,871
Other debt securities	516,880	—	(59,714)	—	457,166
Total	$11,833,736	$282	$(1,419,393)	$—	$10,414,625
December 31, 2022
U.S. government and federal agency obligations	$1,078,807	$29	$(43,430)	$—	$1,035,406
Government-sponsored enterprise obligations	55,729	—	(12,621)	—	43,108
State and municipal obligations	1,965,028	174	(198,093)	—	1,767,109
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,087,893	191	(779,657)	—	4,308,427
Non-agency mortgage-backed securities	1,423,469	92	(211,954)	—	1,211,607
Asset-backed securities	3,588,025	256	(190,480)	—	3,397,801
Total mortgage and asset-backed securities	10,099,387	539	(1,182,091)	—	8,917,835
Other debt securities	539,255	—	(64,397)	—	474,858
Total	$13,738,206	$742	$(1,500,632)	$—	$12,238,316

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2023	2022
Proceeds from sales of securities:
Available for sale debt securities	$1,101,782	$51,948
Other investments	28,754	3,805
Total proceeds	$1,130,536	$55,753

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$143	$—
Losses realized on sales	(8,587)	(9,582)
Equity securities:
Fair value adjustments, net	(690)	(1,023)
Other:
Gains realized on sales	879	27
Losses realized on sales	—	(4,313)
Fair value adjustments, net	11,341	23,083
Total investment securities gains (losses), net	$3,086	$8,192

Net losses on investment securities for the six months ended June 30, 2023 were mainly comprised of net losses of $8.4 million on sales of available for sale securities, and net losses in fair value of $690 thousand on equity investments, offset by net gains in private equity securities due to sales and fair value adjustments of $879 thousand and $11.3 million, respectively.

At June 30, 2023, securities totaling $8.1 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $4.7 billion at December 31, 2022. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $206.4 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of the U.S. Treasury and various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2023				December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(4,977)	$—	$573	$31,270	$(30,565)	$—	$705
Mortgage servicing rights	22,328	(11,835)	—	10,493	22,187	(11,258)	—	10,929
Total	$27,878	$(16,812)	$—	$11,066	$53,457	$(41,823)	$—	$11,634

Aggregate amortization expense on intangible assets was $353 thousand and $501 thousand for the three month periods ended June 30, 2023 and 2022, respectively, and $709 thousand and $1.1 million for the six month periods ended June 30, 2023 and 2022, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2023. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2023	$1,388
2024	1,276
2025	1,130
2026	988
2027	851

During the first quarter of 2023, the Company wrote off $25.7 million of core deposit intangible assets that were fully amortized. During the second quarter of 2023, the Company acquired L.J. Hart & Company, a municipal bond underwriter and advisor, and the acquisition resulted in goodwill of $7.5 million. Changes in the carrying amount of goodwill and other intangible assets for the six month period ended June 30, 2023 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2023	$138,921	$3,600	$705	$10,929
Acquisition	7,450	—	—	—
Originations, net of disposals	—	—	—	141
Amortization	—	—	(132)	(577)
Balance June 30, 2023	$146,371	$3,600	$573	$10,493

Goodwill allocated to the Company’s operating segments at June 30, 2023 and December 31, 2022 is shown below.

(In thousands)	June 30, 2023	December 31, 2022
Consumer segment	$70,721	$70,721
Commercial segment	74,904	67,454
Wealth segment	746	746
Total goodwill	$146,371	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2023, that net liability was $4.2 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $601.2 million at June 30, 2023.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2023, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 15 years. At June 30, 2023, the fair value of the Company's guarantee liabilities for RPAs was $88 thousand, and the notional amount of the underlying swaps was $411.6 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 1 month to 15 years.

The following table provides the components of lease income.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2023	2022	2023	2022
Direct financing and sales-type leases	$7,541	$5,114	$14,296	$10,361
Operating leases(a)	3,483	2,158	5,816	4,342
Total lease income	$11,024	$7,272	$20,112	$14,703
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for both of the three month periods ended June 30, 2023 and 2022 and $38 thousand for both the six month periods ended June 30, 2023 and 2022.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
Service cost	$116	$131	$232	$263
Interest cost on projected benefit obligation	1,157	665	2,315	1,330
Expected return on plan assets	(1,001)	(1,125)	(2,002)	(2,251)
Amortization of prior service cost	(68)	(67)	(135)	(135)
Amortization of unrecognized net loss	427	497	854	995
Net periodic pension cost	$631	$101	$1,264	$202

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first six months of 2023, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2023	2022	2023	2022
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$127,789	$115,794	$247,241	$233,948
Less income allocated to nonvested restricted stock	1,128	1,052	2,184	2,122
Net income allocated to common stock	$126,661	$114,742	$245,057	$231,826
Weighted average common shares outstanding	123,885	125,637	123,944	125,987
Basic income per common share	$1.03	$.92	$1.98	$1.84
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$127,789	$115,794	$247,241	$233,948
Less income allocated to nonvested restricted stock	1,128	1,050	2,182	2,118
Net income allocated to common stock	$126,661	$114,744	$245,059	$231,830
Weighted average common shares outstanding	123,885	125,637	123,944	125,987
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	122	279	188	293
Weighted average diluted common shares outstanding	124,007	125,916	124,132	126,280
Diluted income per common share	$1.02	$.92	$1.97	$1.84

Unexercised stock appreciation rights of 427 thousand and 177 thousand for the three month periods ended June 30, 2023 and 2022, respectively, and 264 thousand and 151 thousand for the six month periods ended June 30, 2023 and 2022, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2023	$(1,124,915)	$(17,186)	$55,237	$(1,086,864)
Other comprehensive income (loss) before reclassifications to current earnings	72,335	—	(5,523)	66,812
Amounts reclassified to current earnings from accumulated other comprehensive income	8,444	719	(8,549)	614
Current period other comprehensive income (loss), before tax	80,779	719	(14,072)	67,426
Income tax (expense) benefit	(20,195)	(180)	3,518	(16,857)
Current period other comprehensive income (loss), net of tax	60,584	539	(10,554)	50,569
Balance June 30, 2023	$(1,064,331)	$(16,647)	$44,683	$(1,036,295)
Balance January 1, 2022	$23,174	$(20,668)	$74,574	$77,080
Other comprehensive income (loss) before reclassifications to current earnings	(1,123,536)	—	—	(1,123,536)
Amounts reclassified to current earnings from accumulated other comprehensive income	9,582	860	(12,204)	(1,762)
Current period other comprehensive income (loss), before tax	(1,113,954)	860	(12,204)	(1,125,298)
Income tax (expense) benefit	278,488	(215)	3,051	281,324
Current period other comprehensive income (loss), net of tax	(835,466)	645	(9,153)	(843,974)
Balance June 30, 2022	$(812,292)	$(20,023)	$65,421	$(766,894)
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2023
Net interest income	$101,552	$116,462	$17,024	$235,038	$14,500	$249,538
Provision for credit losses	(6,430)	(90)	—	(6,520)	49	(6,471)
Non-interest income	25,531	64,769	54,513	144,813	2,792	147,605
Investment securities gains (losses), net	—	—	—	—	3,392	3,392
Non-interest expense	(83,431)	(98,427)	(40,472)	(222,330)	(5,281)	(227,611)
Income before income taxes	$37,222	$82,714	$31,065	$151,001	$15,452	$166,453
Six Months Ended June 30, 2023
Net interest income	$198,406	$232,628	$34,564	$465,598	$35,563	$501,161
Provision for credit losses	(12,736)	(483)	(13)	(13,232)	(4,695)	(17,927)
Non-interest income	49,834	123,093	107,457	280,384	4,833	285,217
Investment securities gains (losses), net	—	—	—	—	3,086	3,086
Non-interest expense	(160,757)	(192,050)	(80,108)	(432,915)	(18,803)	(451,718)
Income before income taxes	$74,747	$163,188	$61,900	$299,835	$19,984	$319,819
Three Months Ended June 30, 2022
Net interest income	$90,561	$110,182	$19,222	$219,965	$12,420	$232,385
Provision for loan losses	(3,910)	(63)	23	(3,950)	(3,212)	(7,162)
Non-interest income	28,340	56,815	53,983	139,138	289	139,427
Investment securities gains (losses), net	—	—	—	—	1,029	1,029
Non-interest expense	(77,629)	(91,316)	(36,491)	(205,436)	(8,069)	(213,505)
Income before income taxes	$37,362	$75,618	$36,737	$149,717	$2,457	$152,174
Six Months Ended June 30, 2022
Net interest income	$177,379	$219,135	$38,091	$434,605	$6,566	$441,171
Provision for credit losses	(8,413)	(145)	(3)	(8,561)	11,257	2,696
Non-interest income	54,755	110,466	107,189	272,410	(1,214)	271,196
Investment securities gains (losses), net	—	—	—	—	8,192	8,192
Non-interest expense	(152,453)	(180,822)	(72,779)	(406,054)	(13,099)	(419,153)
Income before income taxes	$71,268	$148,634	$72,498	$292,400	$11,702	$304,102

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

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for credit losses in this category contains the difference between net loan charge-offs assigned directly to the segments and the recorded provision for credit loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment. Additionally, interest expense on the Company's brokered deposits is included in this column, as the Company's brokered deposits are not allocated to a segment.

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

(In thousands)	June 30, 2023	December 31, 2022
Interest rate swaps	$2,161,392	$1,981,821
Interest rate floors	1,500,000	1,000,000
Interest rate caps	152,784	152,784
Credit risk participation agreements	580,358	579,925
Foreign exchange contracts	14,590	27,991
Mortgage loan commitments	3,268	—
Forward TBA contracts	4,000	—
Total notional amount	$4,416,392	$3,742,521

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

As of June 30, 2023, the Company holds three interest rate floors with a combined notional value of $1.5 billion to hedge the risk of declining interest rates on certain floating rate commercial loans. The first floor was purchased during the third quarter of 2022, has a purchased strike rate of 2.50%, is forward-starting beginning on January 1, 2024 and matures on January 1, 2030. In the event that the index rate falls below zero, the maximum rate spread the Company can earn on the notional amount is limited to 2.50%. The second floor was purchased during the fourth quarter of 2022, has a purchased strike rate of 3.00%, is forward-starting beginning on April 1, 2024 and matures on April 1, 2030. In the event that the index rate falls below zero, the maximum rate the Company can earn on the notional amount is limited to 3.00%. The third floor was purchased during the first quarter of 2023, has a purchased strike rate of 3.50%, is forward-starting beginning on July 1, 2024 and matures on July 1, 2030. In the event that the index rate falls below zero, the maximum rate the Company can earn on the notional amount is limited to 3.50%. The premium paid for these floors totaled $61.7 million. As of June 30, 2023, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 6.5 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of June 30, 2023, net deferred losses on the interest rate floors totaled $8.0 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of June 30, 2023, it is expected that $7.4 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of June 30, 2023, the total realized gains on the monetized cash flow hedges remaining in AOCI was $63.1 million (pre-tax), which will be reclassified into interest income over the next 3.5 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at June 30, 2023 that is expected to be reclassified into income within the next 12 months is $23.0 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that at June 30, 2023 in the table below, the positive fair values of cleared swaps were reduced by $878 thousand. At December 31, 2022, positive fair values of cleared swaps were reduced by $27.8 million.

	Asset Derivatives		Liability Derivatives
	June 30, 2023	Dec. 31, 2022	June 30, 2023	Dec. 31, 2022
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$53,748	$33,371	$—	$—
Total derivatives designated as hedging instruments	$53,748	$33,371	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$48,492	$23,894	$(49,370)	$(51,742)
Interest rate caps	2,182	2,705	(2,182)	(2,705)
Credit risk participation agreements	35	34	(88)	(119)
Foreign exchange contracts	399	488	(358)	(418)
Mortgage loan commitments	58	—	—	—
Forward TBA contracts	22	—	—	—
Total derivatives not designated as hedging instruments	$51,188	$27,121	$(51,998)	$(54,984)
Total	$104,936	$60,492	$(51,998)	$(54,984)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended June 30, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(14,748)	$—	$(14,748)	Interest and fees on loans	$4,165	$7,455	$(3,290)
Total	$(14,748)	$—	$(14,748)	Total	$4,165	$7,455	$(3,290)
For the Six Months Ended June 30, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(5,523)	$—	$(5,523)	Interest and fees on loans	$8,550	$14,899	$(6,349)
Total	$(5,523)	$—	$(5,523)	Total	$8,550	$14,899	$(6,349)
For the Three Months Ended June 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$6,154	$7,687	$(1,533)
Total	$—	$—	$—	Total	$6,154	$7,687	$(1,533)
For the Six Months Ended June 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$12,204	$15,253	$(3,049)
Total	$—	$—	$—	Total	$12,204	$15,253	$(3,049)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2023	2022	2023	2022
Derivative instruments:
Interest rate swaps	Other non-interest income	$1,873	$870	$2,496	$1,682
Interest rate caps	Other non-interest income	—	—	—	16
Credit risk participation agreements	Other non-interest income	3	(82)	(16)	(92)
Foreign exchange contracts	Other non-interest income	(9)	14	(29)	—
Mortgage loan commitments	Loan fees and sales	(19)	(49)	58	(534)
Mortgage loan forward sale contracts	Loan fees and sales	1	(4)	—	(4)
Forward TBA contracts	Loan fees and sales	49	423	50	1,666
Total		$1,898	$1,172	$2,559	$2,734

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
June 30, 2023
Assets:
Derivatives subject to master netting agreements	$104,855	$—	$104,855	$(746)	$(100,290)	$3,819
Derivatives not subject to master netting agreements	81	—	81
Total derivatives	$104,936	$—	$104,936
Liabilities:
Derivatives subject to master netting agreements	$51,584	$—	$51,584	$(746)	$—	$50,838
Derivatives not subject to master netting agreements	414	—	414
Total derivatives	$51,998	$—	$51,998
December 31, 2022
Assets:
Derivatives subject to master netting agreements	$60,270	$—	$60,270	$(1,007)	$(56,816)	$2,447
Derivatives not subject to master netting agreements	222	—	222
Total derivatives	$60,492	$—	$60,492
Liabilities:
Derivatives subject to master netting agreements	$54,609	$—	$54,609	$(1,007)	$—	$53,602
Derivatives not subject to master netting agreements	375	—	375
Total derivatives	$54,984	$—	$54,984

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at June 30, 2023 and December 31, 2022. At June 30, 2023, the Company had posted collateral of $206.2 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.7 million in agency mortgage-backed bonds.

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
June 30, 2023
Total resale agreements, subject to master netting arrangements	$1,025,000	$(200,000)	$825,000	$—	$(825,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,566,621	(200,000)	2,366,621	—	(2,366,621)	—
December 31, 2022
Total resale agreements, subject to master netting arrangements	$1,025,000	$(200,000)	$825,000	$—	$(825,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,881,874	(200,000)	2,681,874	—	(2,681,874)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2023 and December 31, 2022, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2023
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$183,261	$26,168	$15,598	$225,027
Agency mortgage-backed securities	1,574,674	3,826	212,204	1,790,704
Non-agency mortgage-backed securities	11,348	—	—	11,348
Asset-backed securities	537,606	—	—	537,606
Other debt securities	1,936	—	—	1,936
Total repurchase agreements, gross amount recognized	$2,308,825	$29,994	$227,802	$2,566,621
December 31, 2022
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$488,053	$26,928	$12,460	$527,441
Agency mortgage-backed securities	1,792,314	21,744	204,500	2,018,558
Non-agency mortgage-backed securities	40,950	—	—	40,950
Asset-backed securities	293,001	—	—	293,001
Other debt securities	1,924	—	—	1,924
Total repurchase agreements, gross amount recognized	$2,616,242	$48,672	$216,960	$2,881,874

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $3.9 million and $4.2 million in the three months ended June 30, 2023 and 2022 respectively, and $8.3 million and $8.4 million in the six months ended June 30, 2023 and 2022, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2023, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	1,148,873	$58.20
Granted	285,263	63.45
Vested	(304,068)	50.59
Forfeited	(20,526)	60.58
Nonvested at June 30, 2023	1,109,542	$61.59

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

Weighted per share average fair value at grant date	$18.65
Assumptions:
Dividend yield	1.6%
Volatility	27.9%
Risk-free interest rate	3.9%
Expected term	5.8 years

A summary of SAR activity during the first six months of 2023 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	948,727	$46.82
Granted	89,829	65.64
Forfeited	(4,011)	63.35
Expired	(5,518)	51.82
Exercised	(45,006)	26.08
Outstanding at June 30, 2023	984,021	$49.39	5.3 years	$4,857

14. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the six months ended June 30, 2023, approximately 64% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
Bank card transaction fees	$49,725	$43,873	$96,379	$85,918
Trust fees	47,265	46,792	92,593	94,603
Deposit account charges and other fees	22,633	25,564	44,385	47,871
Consumer brokerage services	4,677	5,068	9,762	9,514
Other non-interest income	9,486	10,750	17,825	15,245
Total non-interest income from contracts with customers	133,786	132,047	260,944	253,151
Other non-interest income (1)	13,819	7,380	24,273	18,045
Total non-interest income	$147,605	$139,427	$285,217	$271,196
(1) This revenue is not within the scope of ASC 606, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments contribute approximately 33% and 67%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income are earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the six month periods ended June 30, 2023 and 2022 for the Company’s significant revenue from contracts with customers.

(In thousands)	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Bank card transaction fees	$16,321	$17,254	$14,598	$16,424
Trust fees	1,984	2,038	1,975	2,222
Deposit account charges and other fees	6,488	6,631	6,898	6,702
Consumer brokerage services	637	949	678	391

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the June 30, 2023 and December 31, 2022 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2023 or the year ended December 31, 2022.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Assets:
Residential mortgage loans held for sale	$1,566	$—	$1,566	$—
Available for sale debt securities:
U.S. government and federal agency obligations	945,815	945,815	—	—
Government-sponsored enterprise obligations	44,036	—	44,036	—
State and municipal obligations	1,227,737	—	1,226,817	920
Agency mortgage-backed securities	4,065,406	—	4,065,406	—
Non-agency mortgage-backed securities	1,174,790	—	1,174,790	—
Asset-backed securities	2,499,675	—	2,499,675	—
Other debt securities	457,166	—	457,166	—
Trading debt securities	29,412	—	29,412	—
Equity securities	5,520	5,520	—	—
Private equity investments	172,732	—	—	172,732
Derivatives *	104,936	—	104,843	93
Assets held in trust for deferred compensation plan	19,482	19,482	—	—
Total assets	10,748,273	970,817	9,603,711	173,745
Liabilities:
Derivatives *	51,998	—	51,910	88
Liabilities held in trust for deferred compensation plan	19,482	19,482	—	—
Total liabilities	$71,480	$19,482	$51,910	$88
December 31, 2022
Assets:
Residential mortgage loans held for sale	$—	$—	$—	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,035,406	1,035,406	—	—
Government-sponsored enterprise obligations	43,108	—	43,108	—
State and municipal obligations	1,767,109	—	1,765,268	1,841
Agency mortgage-backed securities	4,308,427	—	4,308,427	—
Non-agency mortgage-backed securities	1,211,607	—	1,211,607	—
Asset-backed securities	3,397,801	—	3,397,801	—
Other debt securities	474,858	—	474,858	—
Trading debt securities	43,523	—	43,523	—
Equity securities	6,210	6,210	—	—
Private equity investments	178,127	—	—	178,127
Derivatives *	60,492	—	60,458	34
Assets held in trust for deferred compensation plan	17,856	17,856	—	—
Total assets	12,544,524	1,059,472	11,305,050	180,002
Liabilities:
Derivatives *	54,984	—	54,865	119
Liabilities held in trust for deferred compensation plan	17,856	17,856	—	—
Total liabilities	$72,840	$17,856	$54,865	$119
* The fair value of each class of derivative is shown in Note 11.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2023
Balance March 31, 2023	$914	$163,418	$(27)	$164,305
Total gains or losses (realized/unrealized):
Included in earnings	—	9,090	(16)	9,074
Included in other comprehensive income *	5	—	—	5
Discount accretion	1	—	—	1
Purchases of private equity investments	—	224	—	224
Purchase of risk participation agreement	—	—	61	61
Sale of risk participation agreement	—	—	(13)	(13)
Balance June 30, 2023	$920	$172,732	$5	$173,657
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$—	$9,090	$61	$9,151
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$5	$—	$—	$5
For the six months ended June 30, 2023
Balance January 1, 2023	$1,841	$178,127	$(85)	$179,883
Total gains or losses (realized/unrealized):
Included in earnings	—	11,341	42	11,383
Included in other comprehensive income *	31	—	—	31
Investment securities called	(1,000)	—	—	(1,000)
Discount accretion	48	—	—	48
Purchases of private equity investments	—	10,756	—	10,756
Sale/pay down of private equity investments	—	(27,492)	—	(27,492)
Purchase of risk participation agreement	—	—	61	61
Sale of risk participation agreement	—	—	(13)	(13)
Balance June 30, 2023	$920	$172,732	$5	$173,657
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$—	$11,341	$42	$11,383
*Total gains or losses for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$10	$—	$—	$10

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2022
Balance March 31, 2022	$1,902	$153,411	$221	$155,534
Total gains or losses (realized/unrealized):
Included in earnings	—	15,633	(131)	15,502
Included in other comprehensive income *	(87)	—	—	(87)
Discount accretion	1	—	—	1
Purchases of private equity investments	—	822	—	822
Sale/pay down of private equity investments	—	(8,095)	—	(8,095)
Purchase of risk participation agreement	—	—	314	314
Sale of risk participation agreement	—	—	(250)	(250)
Balance June 30, 2022	$1,816	$161,771	$154	$163,741
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$—	$15,633	$148	$15,781
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$(87)	$—	$—	$(87)
For the six months ended June 30, 2022
Balance January 1, 2022	$1,984	$147,406	$571	$149,961
Total gains or losses (realized/unrealized):
Included in earnings	—	23,083	(626)	22,457
Included in other comprehensive income *	(170)	—	—	(170)
Discount accretion	2	—	—	2
Purchases of private equity investments	—	1,122	—	1,122
Sale/pay down of private equity investments	—	(9,840)	—	(9,840)
Purchase of risk participation agreement	—	—	459	459
Sale of risk participation agreement	—	—	(250)	(250)
Balance June 30, 2022	$1,816	$161,771	$154	$163,741
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$—	$23,033	$136	$23,169
*Total gains or losses for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$(170)	$—	$—	$(170)
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2023
Total gains or losses included in earnings	$(19)	$3	$9,090	$9,074
Change in unrealized gains or losses relating to assets still held at June 30, 2023	$58	$3	$9,090	$9,151
For the six months ended June 30, 2023
Total gains or losses included in earnings	$58	$(16)	$11,341	$11,383
Change in unrealized gains or losses relating to assets still held at June 30, 2023	$58	$(16)	$11,341	$11,383
For the three months ended June 30, 2022
Total gains or losses included in earnings	$(49)	$(82)	$15,633	$15,502
Change in unrealized gains or losses relating to assets still held at June 30, 2022	$230	$(82)	$15,633	$15,781
For the six months ended June 30, 2022
Total gains or losses included in earnings	$(534)	$(92)	$23,083	$22,457
Change in unrealized gains or losses relating to assets still held at June 30, 2022	$230	$(94)	$23,033	$23,169

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries and held for sale residential mortgage loan commitments. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.2
Mortgage loan commitments	Discounted cash flow	Probability of funding	64.5%	-	100.0%	81.2%
		Embedded servicing value	.7%	-	1.5%	1.1%
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first six months of 2023 and 2022, and still held as of June 30, 2023 and 2022, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2023 and 2022.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2023
Collateral dependent loans	$1,647	$—	$—	$1,647	$588

June 30, 2022
Mortgage servicing rights	$11,407	$—	$—	$11,407	$304
Long- lived assets	484	—	—	484	(965)

The Company's significant Level 3 measurements that are measured on a nonrecurring basis pertain to the Company's mortgage servicing rights retained on certain fixed rate personal real estate loan originations. Mortgage servicing rights are included in other intangible assets-net on the consolidated balance sheets, and information about these inputs at June 30, 2023 is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Mortgage servicing rights	Discounted cash flow	Discount rate	9.51%	-	9.71%	9.58%
		Prepayment speeds (CPR)*	6.43%	-	7.79%	6.65%
		Loan servicing costs - annually per loan
		Performing loans	$70	-	$72	$71
		Delinquent loans	$200	-	$750
		Loans in foreclosure	$1,000
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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2023 and December 31, 2022:

	Carrying Amount	Estimated Fair Value at June 30, 2023
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,906,493	$—	$—	$5,725,065	$5,725,065
Real estate - construction and land	1,451,783	—	—	1,431,727	1,431,727
Real estate - business	3,621,222	—	—	3,470,492	3,470,492
Real estate - personal	2,980,599	—	—	2,671,283	2,671,283
Consumer	2,110,605	—	—	2,044,119	2,044,119
Revolving home equity	303,845	—	—	300,823	300,823
Consumer credit card	574,755	—	—	542,739	542,739
Overdrafts	7,237	—	—	7,045	7,045
Total loans	16,956,539	—	—	16,193,293	16,193,293
Loans held for sale	6,776	—	6,776	—	6,776
Investment securities	10,707,602	951,335	9,497,302	258,965	10,707,602
Federal funds sold	2,750	2,750	—	—	2,750
Securities purchased under agreements to resell	825,000	—	—	808,605	808,605
Interest earning deposits with banks	2,568,695	2,568,695	—	—	2,568,695
Cash and due from banks	366,699	366,699	—	—	366,699
Derivative instruments	104,936	—	104,843	93	104,936
Assets held in trust for deferred compensation plan	19,482	19,482	—	—	19,482
Total	$31,558,479	$3,908,961	$9,608,921	$17,260,956	$30,778,838
Financial Liabilities
Non-interest bearing deposits	$8,198,849	$8,198,849	$—	$—	$8,198,849
Savings, interest checking and money market deposits	14,418,974	14,418,974	—	—	14,418,974
Certificates of deposit	3,251,621	—	—	3,262,639	3,262,639
Federal funds purchased	511,400	511,400	—	—	511,400
Securities sold under agreements to repurchase	2,366,621	—	—	2,369,489	2,369,489
Other borrowings	1,004,878	—	4,878	1,000,000	1,004,878
Derivative instruments	51,998	—	51,910	88	51,998
Liabilities held in trust for deferred compensation plan	19,482	19,482	—	—	19,482
Total	$29,823,823	$23,148,705	$56,788	$6,632,216	$29,837,709

	Carrying Amount	Estimated Fair Value at December 31, 2022
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,661,725	$—	$—	$5,506,128	$5,506,128
Real estate - construction and land	1,361,095	—	—	1,347,328	1,347,328
Real estate - business	3,406,981	—	—	3,289,655	3,289,655
Real estate - personal	2,918,078	—	—	2,654,423	2,654,423
Consumer	2,059,088	—	—	1,999,788	1,999,788
Revolving home equity	297,207	—	—	295,005	295,005
Consumer credit card	584,000	—	—	538,268	538,268
Overdrafts	14,957	—	—	14,666	14,666
Total loans	16,303,131	—	—	15,645,261	15,645,261
Loans held for sale	4,964	—	4,964	—	4,964
Investment securities	12,511,649	1,041,616	11,244,592	225,441	12,511,649
Federal funds sold	49,505	49,505	—	—	49,505
Securities purchased under agreements to resell	825,000	—	—	795,574	795,574
Interest earning deposits with banks	389,140	389,140	—	—	389,140
Cash and due from banks	452,496	452,496	—	—	452,496
Derivative instruments	60,492	—	60,458	34	60,492
Assets held in trust for deferred compensation plan	17,856	17,856	—	—	17,856
Total	$30,614,233	$1,950,613	$11,310,014	$16,666,310	$29,926,937
Financial Liabilities
Non-interest bearing deposits	$10,066,356	$10,066,356	$—	$—	$10,066,356
Savings, interest checking and money market deposits	15,126,981	15,126,981	—	—	15,126,981
Certificates of deposit	994,103	—	—	982,613	982,613
Federal funds purchased	159,860	159,860	—	—	159,860
Securities sold under agreements to repurchase	2,681,874	—	—	2,684,471	2,684,471
Other borrowings	8,831	—	8,831	—	8,831
Derivative instruments	54,984	—	54,865	119	54,984
Liabilities held in trust for deferred compensation plan	17,856	17,856	—	—	17,856
Total	$29,110,845	$25,371,053	$63,696	$3,667,203	$29,101,952

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at June 30, 2023, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2022 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K. During the quarter ended June 30, 2023, there were no material changes to the Risk Factors disclosed in the Company's 2022 Annual Report on Form 10-K.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2023	2022		2023	2022
Per Share Data
Net income per common share — basic	$1.03	$.92	*	$1.98	$1.84	*
Net income per common share — diluted	1.02	.92	*	1.97	1.84	*
Cash dividends on common stock	.270	.252	*	.540	.505	*
Book value per common share				21.53	21.23	*
Market price				48.70	62.52	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	66.15%	53.93%		65.57%	52.91%
Non-interest bearing deposits to total deposits	32.63	39.02		34.35	39.18
Equity to loans (1)	16.35	18.41		16.05	20.10
Equity to deposits	10.81	9.93		10.52	10.63
Equity to total assets	8.29	8.37		8.26	8.82
Return on total assets	1.56	1.36		1.55	1.35
Return on equity	18.81	16.29		18.78	15.28
(Based on end-of-period data)
Non-interest income to revenue (2)	37.17	37.50		36.27	38.07
Efficiency ratio (3)	57.22	57.29		57.35	58.72
Tier I common risk-based capital ratio				14.75	13.95
Tier I risk-based capital ratio				14.75	13.95
Total risk-based capital ratio				15.53	14.64
Tangible common equity to tangible assets ratio (4)				7.70	7.56
Tier I leverage ratio				10.46	9.45
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

	June 30
(Dollars in thousands)	2023	2022
Total equity	$2,685,228	$2,675,313
Less non-controlling interest	17,870	16,467
Less goodwill	146,371	138,921
Less intangible assets*	4,173	4,446
Total tangible common equity (a)	$2,516,814	$2,515,479
Total assets	$32,831,262	$33,435,370
Less goodwill	146,371	138,921
Less intangible assets*	4,173	4,446
Total tangible assets (b)	$32,680,718	$33,292,003
Tangible common equity to tangible assets ratio (a)/(b)	7.70%	7.56%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2023	2022	% change	2023	2022	% change
Net interest income (expense)	$249,538	$232,385	7.4%	$501,161	$441,171	13.6%
Provision for credit losses	(6,471)	(7,162)	9.6	(17,927)	2,696	764.9
Non-interest income	147,605	139,427	5.9	285,217	271,196	5.2
Investment securities gains (losses), net	3,392	1,029	N.M.	3,086	8,192	(62.3)
Non-interest expense	(227,611)	(213,505)	6.6	(451,718)	(419,153)	7.8
Income taxes	(35,990)	(32,021)	12.4	(68,803)	(63,923)	7.6
Non-controlling interest income (expense)	(2,674)	(4,359)	(38.7)	(3,775)	(6,231)	(39.4)
Net income attributable to Commerce Bancshares, Inc.	$127,789	$115,794	10.4%	$247,241	$233,948	5.7%

For the quarter ended June 30, 2023, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $127.8 million, an increase of $12.0 million, or 10.4%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.56%, the annualized return on average equity was 18.81%, and the efficiency ratio was 57.22%. Diluted earnings per common share was $1.02 per share in the current quarter, an increase of 10.9% compared to $0.92 per share in the second quarter of 2022, and increased 7.4% compared to $0.95 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $17.2 million, or 7.4%, mainly due to increases in interest income on loans and interest income on deposits with banks of $98.8 million and $26.8 million, respectively. These increases were partly offset by an increase in deposits and borrowings interest expense of $93.4 million. The provision for credit losses decreased $691 thousand, or 9.6%, compared to the same quarter in the prior year. Non-interest income increased $8.2 million, or 5.9%, compared to the second quarter of 2022, mainly due to an increase in net bank card fees and letters of credit fees, partly offset by lower deposit account charges. Net gains on investment securities totaled $3.4 million in the current quarter compared to net gains of $1.0 million in the same quarter of last year. Net securities gains in the current quarter primarily resulted from gains of $9.1 million related to fair value adjustments on private equity investments, partly offset by $5.4 million of net losses realized on the sales of available for sale debt securities. Non-interest expense increased $14.1 million, or 6.6%, over the second quarter of 2022, mainly due to higher salaries and employee benefits expense and higher FDIC insurance expense.

Net income for the first six months of 2023 was $247.2 million, an increase of $13.3 million, or 5.7%, from the same period last year. Diluted earnings per common share was $1.97, an increase of 7.1% compared to $1.84 per share in the same period last year. For the first six months of 2023, the annualized return on average assets was 1.55%, the annualized return on average equity was 18.78%, and the efficiency ratio was 57.35%. Net interest income increased $60.0 million, or 13.6%, over the same period last year. This growth was largely due to an increase of $190.5 million in interest income on loans, partly offset by increases in interest expense on deposits and borrowings of $147.6 million. The provision for credit losses was $17.9 million for the first six months of 2023, compared to a recovery of $2.7 million in the same period last year. Non-interest income increased $14.0 million, or 5.2%, from the first six months of last year mainly due to higher bank card fees, cash sweep commission fees, and letters of credit fees. Non-interest expense increased $32.6 million, or 7.8%, over the first six months of last year mainly due to increases in salaries and benefits expense and and higher FDIC insurance expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2023 vs. 2022			Six Months Ended June 30, 2023 vs. 2022
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$2,992	$34,646	$37,638	$5,592	$67,667	$73,259
Real estate - construction and land	2,294	13,862	16,156	4,878	26,238	31,116
Real estate - business	3,481	19,972	23,453	6,676	39,420	46,096
Real estate - personal	1,104	2,992	4,096	2,110	5,376	7,486
Consumer	252	10,505	10,757	494	19,239	19,733
Revolving home equity	261	2,893	3,154	455	5,498	5,953
Consumer credit card	513	3,405	3,918	944	6,601	7,545
Overdrafts	—	—	—	—	—	—
Total interest on loans	10,897	88,275	99,172	21,149	170,039	191,188
Loans held for sale	(33)	23	(10)	(61)	46	(15)
Investment securities:
U.S. government and federal agency securities	(1,028)	(3,900)	(4,928)	(922)	(8,185)	(9,107)
Government-sponsored enterprise obligations	—	(1)	(1)	205	186	391
State and municipal obligations	(3,404)	(976)	(4,380)	(4,999)	(1,095)	(6,094)
Mortgage-backed securities	(4,178)	1,506	(2,672)	(8,408)	2,796	(5,612)
Asset-backed securities	(4,073)	5,127	1,054	(5,879)	11,990	6,111
Other securities	4,008	(8,868)	(4,860)	3,424	(7,230)	(3,806)
Total interest on investment securities	(8,675)	(7,112)	(15,787)	(16,579)	(1,538)	(18,117)
Federal funds sold	14	72	86	153	421	574
Securities purchased under agreements to resell	(2,256)	1,970	(286)	(5,052)	3,418	(1,634)
Interest earning deposits with banks	2,013	24,813	26,826	(685)	35,696	35,011
Total interest income	1,960	108,041	110,001	(1,075)	208,082	207,007
Interest expense:
Deposits:
Savings	(9)	38	29	(11)	55	44
Interest checking and money market	(594)	28,333	27,739	(682)	46,797	46,115
Certificates of deposit of less than $100,000	76	9,844	9,920	69	11,137	11,206
Certificates of deposit of $100,000 and over	319	13,627	13,946	160	19,986	20,146
Total interest on deposits	(208)	51,842	51,634	(464)	77,975	77,511
Federal funds purchased	776	5,397	6,173	1,457	10,295	11,752
Securities sold under agreements to repurchase	(62)	14,374	14,312	(230)	31,355	31,125
Other borrowings	21,136	(1)	21,135	27,852	2	27,854
Total interest expense	21,642	71,612	93,254	28,615	$119,627	$148,242
Net interest income, tax equivalent basis	$(19,682)	$36,429	$16,747	$(29,690)	$88,455	$58,765

Net interest income in the second quarter of 2023 was $249.5 million, an increase of $17.2 million over the second quarter of 2022. On a fully taxable-equivalent (FTE) basis, net interest income totaled $251.8 million in the second quarter of 2023, up $16.7 million over the same period last year and down $1.7 million from the previous quarter. The increase in net interest income compared to the second quarter of 2022 was mainly due to higher interest income earned on loans (FTE) of $99.2 million, partly offset by higher interest expense on deposits and borrowings of $93.3 million. The increase in total interest earned on loans (FTE) was the result of higher loan yields on all loan products, especially commercial loans, many of which have variable rates, coupled with higher average balances, while the increase in interest expense was mainly due to higher rates paid on deposits and borrowings. The Company's net yield on earning assets (FTE) was 3.12% in the current quarter compared to 2.79% in the second quarter of 2022.

Total interest income (FTE) increased $110.0 million over the second quarter of 2022. Interest income on loans (FTE) was $242.7 million during the second quarter of 2023, an increase of $99.2 million, or 69.1%, over the same quarter last year. The increase in interest income over the same quarter of last year was primarily due to an increase of 212 basis points in the average rate earned and growth of $1.2 billion, or 7.6%, in average loan balances. Most of the increase in interest income occurred in the business, business real estate and construction loan categories. The largest increase to interest income occurred in business loan interest, which grew $37.6 million due to a 242 basis point increase in the average rate earned, coupled with growth in average balances of $372.2 million, or 6.9%. Business real estate loan interest income increased $23.5 million due to an increase of 226 basis points in the average rate earned and higher average balances of $377.3 million, or 11.9%. Construction and land loan interest grew $16.2 million due to a 383 basis point increase in the average rate earned and growth of $224.9 million, or 18.4%, in average loan balances. In addition, consumer loan interest increased $10.8 million due to an increase of 201 basis points in the average rate earned, while consumer credit card loan increased $3.9 million mainly due to a 245 basis point increase in the average rate earned. Personal real estate loan interest income grew $4.1 million due to a 41 basis point increase in the average rate earned and growth of $135.4 million, or 4.8%, in average loan balances.

Interest income on investment securities (FTE) was $74.6 million during the second quarter of 2023, which was a decrease of $15.8 million from the same quarter last year. The decrease in interest income occurred mainly in interest earned on U.S. government and federal agency obligations, which declined $4.9 million due to a decrease in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). Interest income related to TIPS, which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), decreased $4.5 million from the same quarter last year. Interest income earned on state and municipal securities declined $4.4 million mainly due to a $593.9 million, or 27.9%, decrease in average balances. Interest income on other securities decreased $4.9 million, mainly due the receipt of $6.5 million in non-accrual interest on the sale of a private equity investment recorded in the second quarter of 2022. This increase was partly offset by an increase in the average balance of Federal Home Loan Bank (FHLB) stock. Interest income earned on mortgage-backed securities decreased $2.7 million mainly due to a decline of $842.0 million, or 11.8%, in the average balance. In addition, a $1.7 million increase in premium amortization, reflecting slower forward prepayment speed estimates was recorded in the current quarter, compared to a premium amortization adjustment increase of $5.0 million in the prior year. These decreases were partly offset by an increase of ten basis points in the average rate earned. These decreases to interest income were partly offset by growth of $1.1 million in interest earned on asset-backed securities, due to an increase of 73 basis points in the average rate earned, partly offset by lower average balances of $1.2 billion, or 30.0%. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $12.6 billion in the second quarter of 2023, compared to $15.4 billion in the second quarter of 2022.

Interest income on securities purchased under agreements to resell decreased $286 thousand from the same quarter last year, due to a decline of $878.6 million in the average balance, partly offset by an increase of 96 basis points in the average rate earned. Interest income on balances at the Federal Reserve grew $26.8 million due to an increase of 436 basis points in the average rate earned and an increase of $1.0 billion in the average balance invested.

The average fully taxable-equivalent yield on total interest earning assets was 4.34% in the second quarter of 2023, up from 2.86% in the second quarter of 2022.

Total interest expense increased $93.3 million compared to the second quarter of 2022 due to increases in interest expense of $51.6 million on interest bearing deposits and $41.6 million on borrowings. The increase in deposit interest expense resulted mainly from an increase of $27.7 million in interest expense on interest checking and money market deposit accounts due to an 87 basis point increase in the average rate paid, slightly offset by lower average balances of $1.9 billion, or 13.0%. In addition, interest expense on certificates of deposit increased $23.9 million mainly due to an increase of 361 basis points in the average rate paid and an increase in average balances of $1.5 billion. A portion of this increase was due to brokered deposits added by the Company during the second quarter of 2023. The brokered deposits consist of short-term certificates of deposit less than $100 thousand, and $903.9 million were outstanding at June 30, 2023. Interest expense on borrowings was higher due to an increase of $14.3 million in interest expense on customer repurchase agreements resulting from an increase of 261 basis points in the average rate paid. Interest expense on federal funds purchased increased $6.2 million mainly due to a 427 basis point increase in the average rate paid, while FHLB borrowings increased $1.6 billion and resulted in an increase of $21.1 million in interest expense. The overall average rate incurred on all interest bearing liabilities was 1.87% and .12% in the second quarters of 2023 and 2022, respectively.

Net interest income (FTE) for the first six months of 2023 was $505.2 million compared to $446.4 million for the same period in 2022. For the first six months of 2023, the net interest margin was 3.18% compared to 2.62% for the same period in 2022.

Total interest income (FTE) for the first six months of 2023 increased $58.8 million over the same period last year mainly due to higher interest income on loans (FTE) and balances at the Federal Reserve, partly offset by higher interest expense on deposit and borrowings and lower interest income on investment securities (FTE). Loan interest income (FTE) increased $191.2 million, or 69.2%, due to a 207 basis point increase in the average rate earned and a $1.2 billion, or 7.7%, increase in average loan balances. Most of the increase occurred in the business, business real estate and construction loan categories, but interest income in all loan categories increased due to higher average rates earned and higher average loan balances. Interest income on investment securities (FTE) decreased $18.1 million due to a $2.3 billion decrease in average balances, slightly offset by a ten basis point increase in the average rate earned. Interest earned on U.S. government and federal agency obligations decreased $9.1 million, mainly due to lower TIPS interest income. Interest income earned on state and municipal securities declined $6.1 million mainly due to lower average balances and interest rates earned. Interest earned on mortgage-backed securities decreased $5.6 million due to lower average balances, partly offset by higher average rates earned, while interest on asset-backed securities increased $6.1 million due to higher average rates earned, partly offset by lower average balances. Interest income on securities purchased under agreements to resell decreased $1.6 million due to lower average balances, partly offset higher average rates earned. Interest income on balances at the Federal Reserve increased $35.0 million due to higher average rates earned.

Total interest expense for the first six months of 2023 increased $148.2 million compared to the same period last year. Interest expense on deposits increased $77.5 million, due to a 95 basis point increase in the average rate paid. Interest expense on borrowings increased $70.7 million, mainly due to higher rates paid on federal funds purchased and customer repurchase agreements and higher average balances of FHLB borrowings. The overall cost of total interest bearing liabilities increased to 1.55% compared to .09% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30		Increase (Decrease)		Six Months Ended June 30		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	% change	2023	2022	Amount	% change
Bank card transaction fees	$49,725	$43,873	$5,852	13.3%	$96,379	$85,918	$10,461	12.2%
Trust fees	47,265	46,792	473	1.0	92,593	94,603	(2,010)	(2.1)
Deposit account charges and other fees	22,633	25,564	(2,931)	(11.5)	44,385	47,871	(3,486)	(7.3)
Consumer brokerage services	4,677	5,068	(391)	(7.7)	9,762	9,514	248	2.6
Capital market fees	2,539	3,327	(788)	(23.7)	5,901	7,452	(1,551)	(20.8)
Loan fees and sales	2,735	3,246	(511)	(15.7)	5,324	7,481	(2,157)	(28.8)
Other	18,031	11,557	6,474	56.0	30,873	18,357	12,516	68.2
Total non-interest income	$147,605	$139,427	$8,178	5.9%	$285,217	$271,196	$14,021	5.2%
Non-interest income as a % of total revenue*	37.2%	37.5%			36.3%	38.1%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the six month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in thousands)	2023	2022	$ change	% change	2023	2022	$ change	% change
Net debit card fees	$11,340	$10,533	$807	7.7%	$21,627	$20,085	$1,542	7.7%
Net credit card fees	3,812	3,712	100	2.7	7,486	7,434	52.7
Net merchant fees	5,359	4,934	425	8.6	10,710	9,914	796	8.0
Net corporate card fees	29,214	24,694	4,520	18.3	56,556	48,485	8,071	16.6
Total bank card transaction fees	$49,725	$43,873	$5,852	13.3%	$96,379	$85,918	$10,461	12.2%

For the second quarter of 2023, total non-interest income amounted to $147.6 million compared to $139.4 million in the same quarter last year, which was an increase of $8.2 million, or 5.9%. The increase was mainly due to higher net bank card fees and other income, partly offset by lower deposit account fees. Bank card transaction fees for the current quarter grew $5.9 million, or 13.3%, over the same period last year, mainly due to growth of $4.5 million in net corporate card fees. The growth in net corporate card fees was mainly due to higher interchange income and lower rewards and network expense. Debit card fees increased mainly due to lower network expense, while merchant fees increased due to higher interchange fees. Compared to the second quarter of last year, deposit account fees decreased $2.9 million, or 11.5%, due to lower overdraft and return item fees. Trust fees increased $473 thousand due to higher private client trust fees, while consumer brokerage fees declined $391 thousand due to lower advisory and annuity fees. Capital market fees decreased $788 thousand, or 23.7% and loan fees and sales decreased $511 thousand, or 15.7%, mainly due to a decline in mortgage banking revenue. Other non-interest income increased $6.5 million, or 56.0%, mainly due to higher letter of credit fees of $2.9 million, swap fees of $1.1 million, cash sweep commissions of $855 thousand and a gain on the sale of real estate of $1.1 million recorded in the current quarter. In addition, an increase of $3.4 million in fair value adjustments was recorded on the Company's deferred compensation plan assets, which are held in a trust, recorded as both an asset and liability, and affect both other income and other expense. These increases were partly offset by a decrease in tax credit sales fees of $1.5 million and the receipt of a $2.2 million life insurance death benefit recorded in the second quarter of 2022.

Non-interest income for the first six months of 2023 was $285.2 million compared to $271.2 million in the first six months of 2023, which was an increase of $14.0 million, or 5.2%. The increase was mainly due to higher net bank card fees and other income, partly offset by lower deposit account fees, trust fees and loan fees and sales. Bank card transaction fees for the current quarter grew $10.5 million, or 12.2%, over the same period last year, mainly due to growth of $8.1 million in net corporate card fees. Trust fees increased $2.0 million, or 2.1%, mainly due to higher private client and institutional trust fees. Deposit account fees decreased $3.5 million, or 7.3%, mainly due to lower overdraft and return item fees, partly offset by higher corporate cash management fees and personal deposit account fees. Capital market fees decreased $1.6 million, or 20.8%, while loan fees and sales decreased $2.2 million mainly due to lower mortgage banking revenue. Other non-interest income increased $12.5 million, or 68.2%, mainly due to higher cash sweep commissions of $3.5 million, letter of credit fees of $2.8 million, the $1.1 million gain on the sale of real estate mentioned above and a write-down of $965 thousand on a branch location recorded in 2022. In addition, fair value adjustments on the Company's deferred compensation plan assets increased $5.4 million. These increases were partly offset by lower tax credit sales fees of $1.7 million and income of $2.2 million from a life insurance death benefit recorded in 2022.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
Net gains (losses) on sales of available for sale debt securities	$(5,356)	$(9,582)	$(8,444)	$(9,582)
Fair value adjustments on equity securities, net	(563)	(736)	(690)	(1,023)
Net gains (losses) on sales of private equity investments	221	(4,286)	879	(4,286)
Fair value adjustments on private equity investments	9,090	15,633	11,341	23,083
Total investment securities gains (losses), net	$3,392	$1,029	$3,086	$8,192

Net gains on investment securities, which were recognized in earnings during the three months ended June 30, 2023 and 2022, are shown in the table above. Net securities gains of $3.4 million were reported in the second quarter of 2023, compared to net gains of $1.0 million in the same period last year. The net gains in the second quarter of 2023 were primarily comprised of $9.1 million of net gains in fair value on the Company’s private equity investments, due to fair value adjustments, partially offset by net losses of $5.4 million on the sale of available for sale securities. The net gains on investment securities for the same quarter last year were primarily comprised of $15.6 million of net gains in fair value on the Company’s private equity investments, partially offset by losses of $9.6 million and $4.3 million on sales of available for sale securities and a private equity investment, respectively.

Net gains on investment securities of $3.1 million were recognized in earnings for the six months ended June 30, 2023, compared to net gains of $8.2 million for the same period in 2022. Net gains in the first half of 2023 were mainly comprised of net gains in fair value of $11.3 million on private equity investments, due to fair value adjustments, partially offset by losses of $8.4 million on sales of available for sale securities. Net gains in the first half of 2022 were mainly comprised of net gains in fair value of $23.1 million on private equity investments, offset by losses of $9.6 million on sales of available for sale securities, net losses of $4.3 million on sales of private equity investments, and net losses in fair value of $1.0 million on equity investments. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $2.5 million during the first six months of 2023 and expense of $3.8 million during the first six months of 2022.

Non-Interest Expense

	Three Months Ended June 30		Increase (Decrease)		Six Months Ended June 30		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	% change	2023	2022	Amount	% change
Salaries and employee benefits	$145,429	$142,243	$3,186	2.2%	$289,802	$278,196	$11,606	4.2%
Data processing and software	28,719	27,635	1,084	3.9	56,873	54,651	2,222	4.1
Net occupancy	12,995	12,503	492	3.9	25,754	24,799	955	3.9
Marketing	6,368	5,836	532	9.1	11,839	12,180	(341)	(2.8)
Equipment	4,864	4,734	130	2.7	9,714	9,302	412	4.4
Supplies and communication	4,625	4,361	264	6.1	9,215	9,074	141	1.6
Other	24,611	16,193	8,418	52.0	48,521	30,951	17,570	56.8
Total non-interest expense	$227,611	$213,505	$14,106	6.6%	$451,718	$419,153	$32,565	7.8%

Non-interest expense for the second quarter of 2023 amounted to $227.6 million, an increase of $14.1 million, or 6.6%, compared to expense of $213.5 million in the second quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries and employee benefits expense, data processing and software expense and other non-interest expense. Salaries expense increased $929 thousand, or .8%, due to higher full-time salaries expense of $6.9 million, or 7.6%, partly offset by lower incentive compensation expense of $5.7 million, largely the result of a $5.4 million accrual for special bonuses in 2022 that did not reoccur in 2023. Employee benefits expense totaled $25.7 million, reflecting growth of $2.3 million, or 11.4%, mainly due to higher healthcare expense. Full-time equivalent employees totaled 4,680 at June 30, 2023, compared to 4,579 at June 30, 2022. Data processing and software expense increased $1.1 million, or 3.9%, due to higher bank card processing fees and increased costs for service providers. Occupancy expense increased $492 thousand, or 3.9%, mainly due to higher depreciation expense and real estate taxes, partly offset by higher rent income. Marketing expense increased $532 thousand, or 9.1%, and supplies and communication expense increased $264 thousand, or 6.1%, mainly due to higher postage expense. Other non-interest expense increased $8.4 million, or 52.0%, mainly due to higher deferred compensation adjustments (previously mentioned), FDIC insurance and travel and entertainment expense of $3.4 million, $1.8 million and $797 thousand, respectively. Additionally, the Company recorded deconversion expense of $2.1 million relating to the transition of Commerce Financial Advisors support to LPL Financial's Institution Services platform.

Non-interest expense amounted to $451.7 million for the first six months of 2023, an increase of $32.6 million, or 7.8%, over the first six months of 2022. Salaries and benefits expense increased $11.6 million, or 4.2%, mainly due to higher full-time salaries expense, healthcare expense and payroll taxes, partly offset by a decrease in incentive compensation, mainly the special bonus accrual in 2022 mentioned above. Data processing and software expense increased $2.2 million, or 4.1%, due to increased costs for service providers and higher bank card processing fees. Occupancy expense increased $1.0 million, or 3.9%, mainly due to higher depreciation and utilities expense, partly offset by higher external rent income. Marketing expense decreased $341 thousand, or 2.8%, while equipment expense increased $412 thousand, or 4.4%, due to higher furniture and equipment service contracts and rental expense. Other non-interest expense increased $17.6 million, or 56.8%, mainly due to higher FDIC insurance expense, travel and entertainment expense, miscellaneous losses and pension plan expense, in addition to the previously mentioned deconversion costs of $2.1 million and the fair value equity adjustments of $5.4 million on the Company's deferred compensation plan assets.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Six Months Ended June 30
	June 30, 2023	Mar. 31, 2023	June 30, 2022	2023	2022
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$159,317	$150,136	$134,710	$150,136	$150,044
Provision for credit losses on loans	5,864	15,948	7,287	$21,812	$(3,399)
Net loan charge-offs (recoveries):
Commercial:
Business	165	230	19	395	96
Real estate-construction and land	(115)	—	—	(115)	—
Real estate-business	(5)	(4)	(1)	(9)	(8)
Commercial net loan charge-offs (recoveries)	45	226	18	271	88
Personal Banking:
Real estate-personal	(6)	(11)	(41)	(17)	(19)
Consumer	1,273	1,275	633	2,548	1,441
Revolving home equity	(20)	(26)	(14)	(46)	4
Consumer credit card	4,687	4,325	2,937	9,012	6,309
Overdrafts	517	978	425	1,495	783
Personal banking net loan charge-offs (recoveries)	6,451	6,541	3,940	12,992	8,518
Total net loan charge-offs (recoveries)	6,496	6,767	3,958	13,263	8,606
Balance at end of period	$158,685	$159,317	$138,039	$158,685	$138,039
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	28,628	33,120	25,032	33,120	24,204
Provision for credit losses on unfunded lending commitments	607	(4,492)	(125)	(3,885)	703
Balance at end of period	29,235	28,628	24,907	29,235	24,907
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$187,920	$187,945	$162,946	$187,920	$162,946

	Three Months Ended			Six Months Ended June 30
	June 30, 2023	Mar. 31, 2023	June 30, 2022	2023	2022
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.01%	.02%	—%	.01%	—%
Real estate-construction and land	(.03)	—	—	(.02)	—
Real estate-business	—	—	—	—	—
Commercial net loan charge-offs (recoveries)	—	.01	—	.01	—
Personal Banking:
Real estate-personal	—	—	(.01)	—	—
Consumer	.24	.25	.12	.25	.14
Revolving home equity	(.03)	(.04)	(.02)	(.03)	—
Consumer credit card	3.38	3.15	2.19	3.27	2.36
Overdrafts	44.79	89.15	30.86	66.40	29.50
Personal banking net loan charge-offs (recoveries)	.44	.45	.28	.44	.30
Total annualized net loan charge-offs (recoveries)	.16%	.17%	.10%	.16%	.11%
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

Net loan charge-offs in the second quarter of 2023 amounted to $6.5 million, compared to $6.8 million in the prior quarter and $4.0 million in the second quarter of last year. Compared to the same period last year, total net loan charge-offs in the second quarter of 2023 increased $2.5 million and decreased $271 thousand from the previous quarter. The increase over the prior year was mainly driven by increases in net charge-offs on consumer credit cards, consumer, and business loans of $1.8 million, $640 thousand, and $146 thousand, respectively. The decrease from the previous quarter was driven by decreases in net charge-offs on overdrafts and construction loans, partly offset by an increase in net charge-offs on consumer credit card loans.

For the three months ended June 30, 2023, annualized net charge-offs on average consumer credit card loans were 3.38%, compared to 3.15% in the previous quarter and 2.19% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .24%, compared to .25% in the prior quarter and .12% in the same period last year. In the second quarter of 2023, total annualized net loan charge-offs were .16%, compared to .17% in the previous quarter and .10% in the same period last year.

The provision for credit losses on loans was $5.9 million in the current quarter, which was a $10.1 million decrease from the $15.9 million provision recorded in the prior quarter and a $1.4 million decrease from the $7.3 million provision recorded for the three months ended June 30, 2022. The decrease in the provision from the prior quarter was due to growth in the related allowance for credit losses on loans experienced in the first quarter of 2023, which was not repeated in the second quarter.

For the six months ended June 30, 2023, net loan charge-offs amounted to $13.3 million, compared to $8.6 million for the same period in the prior year. The increase in net loan charge-offs over the prior year was driven mainly by increases in consumer credit card and consumer loans and overdrafts. Annualized net charge-offs on consumer credit card loans totaled 3.27% and 2.36% for the six months ended June 30, 2023 and 2022, respectively. Consumer loan annualized net charge-offs were .25% and .14% in the six months ended June 30, 2023 and 2022, respectively, while annualized net charge-offs on overdrafts were 66.40% and 29.50% for the first half of 2023 and 2022, respectively. Total annualized net loan charge-offs were .16% and .11% for the six months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023, the provision for credit losses on loans was $21.8 million, which was a $25.2 million increase over the $3.4 million benefit recorded in the same period last year. The increase in the provision over the prior year was due to the buildup of the related allowance for credit losses in the first six months of 2023 related to forecasting a future mild recession, while the first six months of 2022 experienced reductions in the related allowance for credit losses primarily related to the improving economic forecast at that time.

For the six months ended June 30, 2023, the allowance for credit losses on loans increased $8.5 million, compared to the allowance for credit losses on loans at December 31, 2022. During the six months ended June 30, 2023, the allowance for credit losses on commercial loans increased by $4.7 million, while the allowance for credit losses related to personal banking loans, including consumer credit card loans, increased $3.8 million. The increase was primarily the result of applying a slightly more pessimistic forecast compared to the forecast used at December 31, 2022, coupled with raising interest rates that extended the estimate lives of certain loan portfolios. Compared to June 30, 2022, the allowance for credit losses on loans at June 30, 2023 increased $20.6 million, mainly due to a less optimistic forecast that reflected a future mild recession. The allowance for credit losses on loans was $158.7 million at June 30, 2023 and was .94%, .92% and .88% of total loans at June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was $607 thousand, compared to a benefit of $125 thousand at June 30, 2022. For the six months ended June 30, 2023, the provision for credit losses on unfunded commitments was a benefit of $3.9 million, compared to a provision of $703 thousand in the first six months of 2022. At June 30, 2023, the liability for unfunded lending commitments was $29.2 million, compared to $33.1 million at December 31, 2022 and $24.9 million at June 30, 2022. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at June 30, 2023.

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

(Dollars in thousands)	June 30, 2023	December 31, 2022
Non-accrual loans	$6,161	$8,306
Foreclosed real estate	94	96
Total non-performing assets	$6,255	$8,402
Non-performing assets as a percentage of total loans	.04%	.05%
Non-performing assets as a percentage of total assets	.02%	.03%
Total loans past due 90 days and still accruing interest	$15,351	$15,830

Non-accrual loans totaled $6.2 million at June 30, 2023, a decrease of $2.1 million from the balance at December 31, 2022. The decrease occurred mainly in business loans which decreased $2.0 million. At June 30, 2023, non-accrual loans were comprised of business (76.8%), personal real estate (20.7%), and business real estate (2.5%) loans. Foreclosed real estate totaled $94 thousand at June 30, 2023, a slight decrease compared to December 31, 2022. Total loans past due 90 days or more and still accruing interest were $15.4 million as of June 30, 2023, a decrease of $479 thousand from December 31, 2022. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $228.8 million at June 30, 2023 compared with $259.7 million at December 31, 2022, resulting in a decrease of $30.9 million, or 11.9%.

(In thousands)	June 30, 2023	December 31, 2022
Potential problem loans:
Business	$62,100	$29,455
Real estate – construction and land	4,100	47,493
Real estate – business	162,353	182,526
Real estate – personal	258	250
Total potential problem loans	$228,811	$259,724

At June 30, 2023, the Company had $72.7 million of loans modified to a borrower experiencing financial difficulty, and these loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 2 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 8.6% of total loans outstanding at June 30, 2023. The largest component of construction and land loans was commercial construction, which increased $96.1 million during the six months ended June 30, 2023. At June 30, 2023, multi-family residential construction loans totaled approximately $370.3 million, or 30.4%, of the commercial construction loan portfolio, compared to $303.5 million, or 27.0%, at December 31, 2022.

(Dollars in thousands)	June 30, 2023	% of Total	% of Total Loans	December 31, 2022	% of Total	% of Total Loans
Commercial construction	$1,218,245	83.9%	7.2%	$1,122,105	82.4%	6.9%
Residential construction	134,012	9.2	.9	138,311	10.2	.8
Residential land and land development	57,541	4.0	.3	50,012	3.7	.3
Commercial land and land development	41,985	2.9	.2	50,667	3.7	.3
Total real estate - construction and land loans	$1,451,783	100.0%	8.6%	$1,361,095	100.0%	8.3%

Real Estate – Business Loans
Total business real estate loans were $3.6 billion at June 30, 2023 and comprised 21.4% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2023, 31.7% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	June 30, 2023	% of Total	% of Total Loans	December 31, 2022	% of Total	% of Total Loans
Owner-occupied	$1,146,899	31.7%	6.8%	$1,136,189	33.3%	7.0%
Industrial	566,197	15.6	3.3	478,534	14.0	2.9
Office	502,774	13.9	3.0	497,601	14.6	3.1
Retail	358,048	9.9	2.1	322,971	9.5	2.0
Multi-family	303,323	8.4	1.8	308,156	9.0	1.9
Hotels	250,269	6.9	1.5	230,972	6.8	1.4
Farm	195,645	5.4	1.2	195,920	5.8	1.2
Senior living	171,198	4.7	1.0	131,217	3.9	.8
Other	126,869	3.5	.7	105,421	3.1	.6
Total real estate - business loans	$3,621,222	100.0%	21.4%	$3,406,981	100.0%	20.9%

Information about the credit quality of the Company's business real estate loan portfolio as of June 30, 2023 and December 31, 2022 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
June 30, 2023
Owner-occupied	$1,131,420	$8,446	$6,939	$94	$1,146,899
Industrial	566,103	94	—	—	566,197
Office	499,432	—	3,342	—	502,774
Retail	356,182	—	1,866	—	358,048
Multi-family	301,377	1,946	—	—	303,323
Hotels	239,115	9,492	1,662	—	250,269
Farm	195,409	177	—	59	195,645
Senior living	22,858	—	148,340	—	171,198
Other	126,609	260	—	—	126,869
Total	$3,438,505	$20,415	$162,149	$153	$3,621,222
December 31, 2022
Owner-occupied	$1,129,343	$632	$6,084	$130	$1,136,189
Industrial	478,534	—	—	—	478,534
Office	494,169	3,432	—	—	497,601
Retail	321,041	—	1,930	—	322,971
Multi-family	286,202	1,975	19,979	—	308,156
Hotels	174,558	9,725	46,689	—	230,972
Farm	195,685	177	—	58	195,920
Senior living	23,514	—	107,702	1	131,217
Other	105,144	277	—	—	105,421
Total	$3,208,190	$16,218	$182,384	$189	$3,406,981

Revolving Home Equity Loans
The Company had $303.8 million in revolving home equity loans at June 30, 2023 that were generally collateralized by residential real estate. Most of these loans (91.0%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2023, the outstanding principal of loans with an original LTV higher than 80% was $33.8 million, or 11.1% of the portfolio, compared to $32.4 million as of December 31, 2022. Total revolving home equity loan balances over 30 days past due were $3.5 million at June 30, 2023 and $1.9 million at December 31, 2022, and there were no revolving home equity loans on non-accrual status at June 30, 2023 or December 31, 2022. The weighted average FICO score for the total current portfolio balance is 788. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2023 through 2025, approximately 15% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 87% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 39.3% of the consumer loan portfolio at June 30, 2023, and outstanding balances for auto loans were $829.7 million and $798.6 million at June 30, 2023 and December 31, 2022, respectively. The balances over 30 days past due amounted to $8.2 million at June 30, 2023 and $9.9 million at December 31, 2022, respectively and comprised 1.0% of the outstanding balances of these loans at June 30, 2023 and 1.2% at December 31, 2022, respectively. For the six months ended June 30, 2023, $210.1 million of new auto loans were originated, compared to $153.5 million during the first six months of 2022.  At June 30, 2023, the automobile loan portfolio had a weighted average FICO score of 757, and net charge-offs on auto loans were .4% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 11.3% of the consumer loan portfolio at June 30, 2023. Losses on these loans have historically been low, and the Company saw net recoveries of $29 thousand for the first six months of 2023. Private banking loans comprised 32.9% of the consumer loan portfolio at June 30, 2023. The Company's private banking loans are generally well-collateralized, and at June 30, 2023 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $1.0 million in the first six months of 2023 and were .4% of the average balances of these loans at June 30, 2023.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2023 of $574.8 million in consumer credit card loans outstanding, approximately $110.9 million, or 19.3%, carried a low promotional rate. Within the next six months, $44.1 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $238.2 million, or 1.4% of total loans at June 30, 2023, a decrease of $58.3 million from year end 2022, as shown in the table below.

(In thousands)	June 30, 2023	December 31, 2022	Unfunded commitments at June 30, 2023
Extraction	$191,884	$235,933	$160,598
Mid-stream shipping and storage	26,382	43,432	94,215
Downstream distribution and refining	10,686	7,675	12,117
Support activities	9,202	9,387	5,964
Total energy lending portfolio	$238,154	$296,427	$272,894

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.4 billion at June 30, 2023, compared to $1.4 billion at December 31, 2022. Additional unfunded commitments at June 30, 2023 totaled $2.1 billion.

Income Taxes
Income tax expense was $36.0 million in the second quarter of 2023, compared to $32.8 million in the first quarter of 2023 and $32.0 million in the second quarter of 2022. The Company's effective tax rate, including the effect of non-controlling interest, was 22.0% in the second quarter of 2023, compared to 21.6% in the first quarter of 2023 and 21.7% in the second quarter of 2022.

Financial Condition
Balance Sheet
Total assets of the Company were $32.8 billion at June 30, 2023 and $31.9 billion at December 31, 2022. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $32.5 billion at June 30, 2023 and $31.6 billion at December 31, 2022, and consisted of 52% in loans and 37% in investment securities at June 30, 2023.

At June 30, 2023, total loans increased $653.4 million or 4.0%, compared to balances at December 31, 2022. The increase was mainly due to growth in business, business real estate and construction loans of $244.8 million, $214.2 million, and $90.7 million, respectively. The growth in business loans was mainly the result of increased commercial and industrial lending and higher tax free and lease loan balances. Personal real estate loans increased $62.5 million. Consumer loans, which includes automobile, marine and RV, fixed rate home equity and other consumer loans, increased $51.5 million, due to growth in auto loans and other consumer loans. These increases were slightly offset by a decline in consumer credit card loans of $9.2 million.

Total available for sale debt securities, excluding fair value adjustments, decreased $1.9 billion at June 30, 2023 compared to December 31, 2022. Purchases of securities during this period totaled $87.4 million, offset by sales, maturities and pay downs of $2.0 billion. The decline in investment securities was mainly the result of lower balances of asset-backed securities, state and municipal securities, and agency mortgage-backed securities, which decreased $941.2 million, $563.4 million, and $238.7 million, respectively, at June 30, 2023 compared to December 31, 2022. At June 30, 2023, the duration of the available for sale investment portfolio was 3.9 years, and maturities and pay downs of approximately $2.0 billion are expected to occur during the next 12 months. The Company does not have any investment securities classified as held-to-maturity.

Total deposits at June 30, 2023 amounted to $25.9 billion, a decrease of $318.0 million compared to December 31, 2022. The decline in deposits largely resulted from a decrease in demand deposits, mainly in business demand deposits (decrease of $1.7 billion). Additionally, money market and savings deposit balances decreased $887.4 million and $70.9 million, respectively, while certificate of deposit balances grew $2.3 billion and interest checking balances increased $250.2 million over balances at December 31, 2022. The Company’s borrowings totaled $3.9 billion at June 30, 2023, an increase of $1.0 billion over balances at December 31, 2022, mainly due to an increase in FHLB advances.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2023	June 30, 2022	December 31, 2022
Liquid assets:
Available for sale debt securities	$10,414,625	$13,700,308	$12,238,316
Federal funds sold	2,750	26,000	49,505
Securities purchased under agreements to resell	825,000	1,450,000	825,000
Balances at the Federal Reserve Bank	2,568,695	684,994	389,140
Total	$13,811,070	$15,861,302	$13,501,961

The fair value of the available for sale debt portfolio was $10.4 billion at June 30, 2023 and included an unrealized net loss of $1.4 billion. Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $2.8 million as of June 30, 2023. Resale agreements, maturing through 2025, totaled $825.0 million at June 30, 2023. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral, and this collateral totaled $866.8 million in fair value at June 30, 2023. $700.0 million of the Company's resale agreements will mature in the next 12 months. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.6 billion at June 30, 2023 and increased $2.2 billion over December 31, 2022 balances.

Approximately $2.0 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and at June 30, 2023, the duration of the Company's available for sale debt securities portfolio was 3.9 years. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2023	June 30, 2022	December 31, 2022
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$2,852,481	$14,854	$11,469
FHLB borrowings and letters of credit	315,323	2,405	1,817
Securities sold under agreements to repurchase *	2,630,852	2,506,986	2,950,240
Other deposits and swaps	2,340,094	2,767,433	1,772,974
Total pledged securities	8,138,750	5,291,678	4,736,500
Unpledged and available for pledging	2,263,586	7,390,389	6,545,695
Ineligible for pledging	12,289	1,018,241	956,121
Total available for sale debt securities, at fair value	$10,414,625	$13,700,308	$12,238,316
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2023, such deposits totaled $22.6 billion and represented 87.4% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.7 billion at June 30, 2023. These accounts are normally considered more volatile with higher cost and comprised 6.6% of total deposits at June 30, 2023.

(In thousands)	June 30, 2023	June 30, 2022	December 31, 2022
Core deposit base:
Non-interest bearing	$8,198,849	$11,102,585	$10,066,356
Interest checking	6,790,331	2,815,600	1,854,336
Savings and money market	7,628,643	13,247,464	13,272,645
Total	$22,617,823	$27,165,649	$25,193,337

During the second quarter of 2023, the Company added brokered deposits in the form of short-term certificates of deposit less than $100 thousand, and $903.9 million were outstanding at June 30, 2023. At June 30, 2023, the Company's total deposit portfolio was $25.9 billion, compared to $26.2 billion at December 31, 2022. The Company's uninsured deposits were $10.4 billion, or 40.2% of total deposits at June 30, 2023. The Company's uninsured deposits include $2.2 billion of affiliate deposits and collateralized deposits. Excluding those affiliate and collateralized deposits, the Company's uninsured deposits at June 30, 2023 were $8.2 billion, or 31.7% of total deposits.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	June 30, 2023	June 30, 2022	December 31, 2022
Borrowings:
Federal funds purchased	$511,400	$7,750	$159,860
Securities sold under agreements to repurchase	2,366,621	2,226,546	2,681,874
FHLB advances	1,000,000	—	—
Other debt	5,613	6,025	9,672
Total	$3,883,634	$2,240,321	$2,851,406

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. In addition to the amount accessed as of June 30, 2023, the Company had access to an additional $3.5 billion of overnight, approved federal funds as of that date. Repurchase agreements are borrowings by the Company from its customers in the form of securities sold under agreements to repurchase. These repurchase agreements, which generally mature overnight, are comprised of non-insured customer funds totaling $2.4 billion at

June 30, 2023 and are collateralized by securities in the Company's investment portfolio. At June 30, 2023, the value of the collateral pledged for the benefit of customers was $2.4 billion. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were $1.0 billion advances outstanding from the FHLB at June 30, 2023.
The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank (FRB) and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral and enables the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2023.

	June 30, 2023
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$2,446,938	$4,952,458	$7,399,396
Advances outstanding	(1,000,000)	—	(1,000,000)
Letters of credit issued	(327,541)	—	(327,541)
Available for future advances	$1,119,397	$4,952,458	$6,071,855

In addition to those mentioned above, several other sources of liquidity are available. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit or privately placed corporate notes or other forms of debt. The Company receives strong outside ratings from both Standard & Poor's and Moody's on both the consolidated company level and its subsidiary bank, Commerce Bank, which would support future financing efforts, should the need arise. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Rating outlook	Stable
Commerce Bank
Issuer rating	A	A2
Baseline credit assessment		a1
Short-term rating	A-1	P-1
Rating outlook	Stable	Stable

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $2.0 billion during the first six months of 2023, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $220.9 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $1.1 billion. Activity in the investment securities portfolio provided cash of $1.9 billion from sales, maturities, and pay downs (net of purchases), but this increase in investing cash flows was partially offset by growth in the loan portfolio, which used cash of $666.7 million. Financing activities provided cash of $678.8 million, largely resulting from borrowings, including FHLB advances during the first six months of 2023 which increased financing cash flows by $2.3 billion. Partly offsetting this cash inflow were repayments of $1.3 billion of FHLB borrowings and decreases of $249.4 million in deposits.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2023 and December 31, 2022, as shown in the following table.

(Dollars in thousands)	June 30, 2023	December 31, 2022	Minimum Ratios under Capital Adequacy Guidelines	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$24,144,821	$24,178,423
Tier I common risk-based capital	3,561,233	3,417,223
Tier I risk-based capital	3,561,233	3,417,223
Total risk-based capital	3,749,447	3,600,920
Tier I common risk-based capital ratio	14.75%	14.13%	7.00%	6.50%
Tier I risk-based capital ratio	14.75	14.13	8.50	8.00
Total risk-based capital ratio	15.53	14.89	10.50	10.00
Tier I leverage ratio	10.46	10.34	4.00	5.00
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the six months ended June 30, 2023, the Company purchased 553,586 shares at an average price of $65.78 in open market purchases and through stock-based compensation transactions. At June 30, 2023, 2,558,472 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.270 per share cash dividend on its common stock in the second quarter of 2023, which was a 7.1% increase compared to its 2022 quarterly dividend.

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

Events impacting the banking industry during the first few months of 2023, including the failure of Silicon Valley Bank and Signature Bank, have resulted in decreased confidence in banks among consumer and commercial customers, investors, and other counterparties. Additionally, rapidly rising interest rates have resulted in unrealized losses in the Company's available for sale debt securities portfolio. In response to these industry events, the Company sought additional borrowings of $1.3 billion during the first quarter of 2023, and as a result, the Company had outstanding borrowings of $1.5 billion from the FHLB as of March 31, 2023. During the second quarter of 2023, the Company initially borrowed an additional $500.0 million but subsequently repaid $1.0 billion of its FHLB borrowings, resulting in $1.0 billion of FHLB borrowings outstanding as of June

30, 2023. Additionally, the Company added short-term brokered certificates of deposit during the second quarter of 2023 to provide additional liquidity. As of June 30, 2023, the Company had $903.9 million of brokered deposits that are scheduled to mature prior to December 31, 2023. Other than the repayment of these additional borrowings and deposits, the Company’s material cash requirements have not changed significantly since December 31, 2022. Further discussion of the Company's longer-term material cash obligations and sources for fulfilling those obligations is below.

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2023 totaled $14.2 billion (including $5.2 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $590.3 million (net of conveyances to other institutions) and $5.7 million, respectively, at June 30, 2023. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $4.2 million at June 30, 2023. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At June 30, 2023, the liability for unfunded commitments totaled $29.2 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first six months of 2023, purchases and sales of tax credits amounted to $55.5 million and $15.3 million, respectively. Fees from sales of tax credits were $1.0 million for the six months ended June 30, 2023, compared to $2.7 million in the same period last year. At June 30, 2023, the Company expected to fund outstanding purchase commitments of $91.4 million during the remainder of 2023.

The Company continued to maintain a strong liquidity position throughout the first six months of 2023. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first six months of 2023 and 2022.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2023
Net interest income	$198,406	$232,628	$34,564	$465,598	$35,563	$501,161
Provision for credit losses	(12,736)	(483)	(13)	(13,232)	(4,695)	(17,927)
Non-interest income	49,834	123,093	107,457	280,384	4,833	285,217
Investment securities gains (losses), net	—	—	—	—	3,086	3,086
Non-interest expense	(160,757)	(192,050)	(80,108)	(432,915)	(18,803)	(451,718)
Income before income taxes	$74,747	$163,188	$61,900	$299,835	$19,984	$319,819
Six Months Ended June 30, 2022
Net interest income	$177,379	$219,135	$38,091	$434,605	$6,566	$441,171
Provision for credit losses	(8,413)	(145)	(3)	(8,561)	11,257	2,696
Non-interest income	54,755	110,466	107,189	272,410	(1,214)	271,196
Investment securities gains (losses), net	—	—	—	—	8,192	8,192
Non-interest expense	(152,453)	(180,822)	(72,779)	(406,054)	(13,099)	(419,153)
Income before income taxes	$71,268	$148,634	$72,498	$292,400	$11,702	$304,102
Increase (decrease) in income before income taxes:
Amount	$3,479	$14,554	$(10,598)	$7,435	$8,282	$15,717
Percent	4.9%	9.8%	(14.6%)	2.5%	70.8%	5.2%
Consumer
For the six months ended June 30, 2023, income before income taxes for the Consumer segment increased $3.5 million, or 4.9%, compared to the first six months of 2022. The increase in income before income taxes was mainly due to an increase in net interest income of $21.0 million, or 11.9%, partly offset by a decrease in non-interest income of $4.9 million, or 9.0%, and higher non-interest expense of $8.3 million, or 5.4%. Net interest income increased due to a $13.7 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and a $20.8 million increase in loan interest income. These increases were partly offset by higher deposit interest expense of $13.5 million. Non-interest income decreased mainly due to lower deposit account fees (mainly overdraft and return item fees) and mortgage banking revenue, partly offset by growth in net debit card fees. Non-interest expense increased over the same period in the previous year mainly due to higher salaries and benefits expense, FDIC insurance expense and allocated support costs for consumer administration and operations, partly offset by lower marketing expense. The provision for credit losses totaled $12.7 million, a $4.3 million increase over the first six months of 2022, mainly due to higher credit card, personal and overdraft loan net charge-offs.

Commercial
For the six months ended June 30, 2023, income before income taxes for the Commercial segment increased $14.6 million, or 9.8%, compared to the same period in the previous year. This increase was mainly due to growth in net interest income and non-interest income, partly offset by higher non-interest expense. Net interest income increased $13.5 million, or 6.2%, mainly due to higher loan interest income of $154.1 million. This increase was partly offset by lower net allocated funding credits of $61.4 million and increases of $48.6 million in deposit interest expense and $31.3 million in interest expense on customer repurchase agreements. Non-interest income increased $12.6 million, or 11.4%, over the previous year mainly due to growth in net bank card fees (mainly corporate card fees), deposit account fees (mainly corporate cash management fees), letters of credit fees and cash sweep commissions, partly offset by a decline in capital market fees. Non-interest expense increased $11.2 million, or 6.2%, mainly due to higher salaries and benefits expense, FDIC insurance expense and allocated service and support costs (mainly bank operations and commercial products and payments). These increases were partly offset by lower allocated support costs for information technology. The provision for credit losses increased $338 thousand over the same period last year, mainly due to higher commercial credit card and overdraft loan net charge-offs.

Wealth
Wealth segment pre-tax profitability for the six months ended June 30, 2023 decreased $10.6 million, or 14.6%, from the same period in the previous year. Net interest income decreased $3.5 million, or 9.3%, mainly due to a $14.2 million decline in net allocated funding credits and an $8.7 million increase in deposit interest expense, partly offset by a $19.4 million increase in loan interest income. Non-interest income increased $268 thousand, or .3%, over the prior year largely due to higher cash sweep commissions, partly offset by lower private client and institutional trust fees. Non-interest expense increased $7.3 million, or 10.1%, mainly due to higher salaries and benefits expense and the deconversion costs previously mentioned. The provision for credit losses increased $10 thousand over the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio, brokered deposits, and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was $8.3 million higher than in the same period last year. Unallocated securities gains were $3.1 million in the first six months of 2023 compared to gains of $8.2 million in 2022. Also, the unallocated provision for credit losses increased $16.0 million, primarily driven by an increase in the provision for credit losses on loans, partly offset by a decrease in the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first six months of 2023 was $21.8 million, or $8.5 million higher than net charge-offs due to an increase in the allowance for credit losses on loans. In the comparable period last year, the provision for credit losses on loans was a benefit of $3.4 million, or $12.0 million lower than net charge-offs, due to a decrease in the allowance for credit losses on loans. For the six months ended June 30, 2023, the Company's provision on unfunded lending commitments was a benefit of $3.9 million. Additionally, non-interest expense decreased $5.7 million. These decreases to pre-tax profitability were offset by higher net interest income of $29.0 million, and non-interest income of $6.0 million.

Impact of Recently Issued Accounting Standards
Reference Rate Reform The Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting", in March 2020, and has been followed by additional clarifying guidance related to derivatives that are modified as a result of reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if they reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Further, the guidance applies to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The expedients and exceptions provided by the new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated for effectiveness after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which extended the sunset date under Topic 848 to December 31, 2024. The change is to align the temporary accounting relief guidance with the expected cessation date of LIBOR, which was postponed by administrators in 2021 to June 2023, a year after the current sunset date of ASU 2020-04. The Company's LIBOR Transition Steering Committee completed the Company's transition from LIBOR during the first half of 2023.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2023 and 2022

	Second Quarter 2023			Second Quarter 2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,757,388	$80,040	5.58%	$5,385,181	$42,402	3.16%
Real estate — construction and land	1,450,196	28,645	7.92	1,225,267	12,489	4.09
Real estate — business	3,540,851	52,626	5.96	3,163,508	29,173	3.70
Real estate — personal	2,960,962	27,139	3.68	2,825,578	23,043	3.27
Consumer	2,098,523	29,454	5.63	2,070,560	18,697	3.62
Revolving home equity	300,623	5,661	7.55	272,280	2,507	3.69
Consumer credit card	555,875	19,088	13.77	537,681	15,170	11.32
Overdrafts	4,630	—	—	5,524	—	—
Total loans	16,669,048	242,653	5.84	15,485,579	143,481	3.72
Loans held for sale	5,957	151	10.17	7,933	161	8.14
Investment securities:
U.S. government and federal agency obligations	1,035,651	8,842	3.42	1,119,305	13,770	4.93
Government-sponsored enterprise obligations	55,751	331	2.38	55,762	332	2.39
State and municipal obligations(A)	1,532,519	7,809	2.04	2,126,380	12,189	2.30
Mortgage-backed securities	6,316,224	32,930	2.09	7,158,252	35,602	1.99
Asset-backed securities	2,827,911	14,666	2.08	4,038,113	13,612	1.35
Other debt securities	519,988	2,413	1.86	643,463	3,157	1.97
Trading debt securities(A)	46,493	525	4.53	43,904	269	2.46
Equity securities(A)	12,335	715	23.25	9,094	610	26.90
Other securities(A)	273,587	6,409	9.40	195,090	10,886	22.38
Total investment securities	12,620,459	74,640	2.37	15,389,363	90,427	2.36
Federal funds sold	7,484	105	5.63	4,269	19	1.79
Securities purchased under agreements to resell	824,974	4,099	1.99	1,703,569	4,385	1.03
Interest earning deposits with banks	2,284,162	29,254	5.14	1,248,942	2,428.78
Total interest earning assets	32,412,084	350,902	4.34	33,839,655	240,901	2.86
Allowance for credit losses on loans	(159,068)			(134,670)
Unrealized gain (loss) on debt securities	(1,331,002)			(851,110)
Cash and due from banks	309,789			315,352
Premises and equipment, net	449,030			401,663
Other assets	1,182,521			521,478
Total assets	$32,863,354			$34,092,368
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,516,887	186.05		$1,609,694	157.04
Interest checking and money market	12,918,399	29,860.93		14,847,306	2,121.06
Certificates of deposit of less than $100,000	1,075,110	10,125	3.78	411,655	205.20
Certificates of deposit of $100,000 and over	1,472,208	14,416	3.93	648,728	470.29
Total interest bearing deposits	16,982,604	54,587	1.29	17,517,383	2,953.07
Borrowings:
Federal funds purchased	$507,165	$6,397	5.06	113,128	$224.79
Securities sold under agreements to repurchase	2,206,612	17,014	3.09	2,258,184	2,702.48
Other borrowings(B)	1,617,952	21,147	5.24	2,029	12	2.37
Total borrowings	4,331,729	44,558	4.13	2,373,341	2,938.50
Total interest bearing liabilities	21,314,333	99,145	1.87%	19,890,724	5,891.12%
Non-interest bearing deposits	8,224,475			11,209,680
Other liabilities	598,915			139,986
Equity	2,725,631			2,851,978
Total liabilities and equity	$32,863,354			$34,092,368
Net interest margin (FTE)		$251,757			$235,010
Net yield on interest earning assets			3.12%			2.79%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2023 and 2022

	Six Months 2023			Six Months 2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,707,026	$154,077	5.44%	$5,354,845	$80,818	3.04%
Real estate — construction and land	1,430,624	54,131	7.63	1,180,334	23,015	3.93
Real estate — business	3,509,789	101,070	5.81	3,129,477	54,974	3.54
Real estate — personal	2,947,431	53,225	3.64	2,817,325	45,739	3.27
Consumer	2,083,040	56,514	5.47	2,055,464	36,781	3.61
Revolving home equity	298,696	10,807	7.30	273,065	4,854	3.58
Consumer credit card	556,048	37,845	13.72	539,254	30,300	11.33
Overdrafts	4,540	—	—	5,352	—	—
Total loans	16,537,194	467,669	5.70	15,355,116	276,481	3.63
Loans held for sale	5,833	296	10.23	8,654	311	7.25
Investment securities:
U.S. government and federal agency obligations	1,067,184	13,980	2.64	1,111,570	23,087	4.19
Government-sponsored enterprise obligations	71,332	1,021	2.89	53,777	630	2.36
State and municipal obligations(A)	1,662,416	17,803	2.16	2,102,125	23,897	2.29
Mortgage-backed securities	6,384,934	65,760	2.08	7,236,993	71,372	1.99
Asset-backed securities	3,029,713	30,707	2.04	3,985,877	24,596	1.24
Other debt securities	524,440	4,936	1.90	639,875	6,291	1.98
Trading debt securities(A)	46,127	1,043	4.56	42,304	454	2.16
Equity securities(A)	12,396	1,429	23.25	9,295	1,219	26.45
Other securities(A)	251,848	10,438	8.36	193,708	13,688	14.25
Total investment securities	13,050,390	147,117	2.27	15,375,524	165,234	2.17
Federal funds sold	23,144	594	5.18	2,670	20	1.51
Securities purchased under agreements to resell	824,987	8,051	1.97	1,718,644	9,685	1.14
Interest earning deposits with banks	1,551,121	38,590	5.02	1,924,731	3,579.37
Total interest earning assets	31,992,669	662,317	4.17	34,385,339	455,310	2.67
Allowance for credit losses on loans	(154,617)			(142,136)
Unrealized gain (loss) on debt securities	(1,358,944)			(514,573)
Cash and due from banks	311,895			327,728
Premises and equipment, net	440,208			404,317
Other assets	908,403			539,219
Total assets	$32,139,614			$34,999,894
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,533,459	379.05		$1,586,522	335.04
Interest checking and money market	13,090,983	49,818.77		14,898,234	3,703.05
Certificates of deposit of less than $100,000	747,061	11,550	3.12	420,703	344.16
Certificates of deposit of $100,000 and over	1,189,372	21,043	3.57	754,890	897.24
Total interest bearing deposits	16,560,875	82,790	1.01	17,660,349	5,279.06
Borrowings:
Federal funds purchased	$500,480	$11,983	4.83	$68,490	231.68
Securities sold under agreements to repurchase	2,312,083	34,509	3.01	2,484,071	3,384.27
Other borrowings(B)	1,087,556	27,867	5.17	1,402	13	1.87
Total borrowings	3,900,119	74,359	3.84	2,553,963	3,628.29
Total interest bearing liabilities	20,460,994	157,149	1.55%	20,214,312	8,907.09%
Non-interest bearing deposits	8,667,035			11,376,265
Other liabilities	356,829			321,805
Equity	2,654,756			3,087,512
Total liabilities and equity	$32,139,614			$34,999,894
Net interest margin (FTE)		$505,168			$446,403
Net yield on interest earning assets			3.18%			2.62%
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

The table below shows the effects of gradual shifts in interest rates over a twelve month period on the Company’s net interest income versus the Company's net interest income in a flat rate scenario.  The simulation presents three rising rate scenarios and three falling rate scenarios, and in these scenarios, rates are assumed to change evenly over 12 months, while the balance sheet remains flat.

The Company utilizes this simulation both for monitoring interest rate risk and for liquidity planning purposes.  While the future effects of rising and falling rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios, when relevant, to better understand interest rate risk and its effect on the Company’s performance.  In previous quarters, the Company modeled alternate scenarios with deposit attrition as rates rose.

	June 30, 2023			March 31, 2023
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit (Attrition)/Growth
300 basis points rising	$(30.9)	(3.09)%	$—	$(7.6)	(.75)%	$—
200 basis points rising	(24.4)	(2.44)	—	(6.5)	(.63)	—
100 basis points rising	(11.1)	(1.11)	—	(1.3)	(.13)	—
100 basis points falling	$(3.3)	(.33)	$—	(16.0)	(1.56)	—
200 basis points falling	(16.6)	(1.66)	—	(40.1)	(3.92)	—
300 basis points falling	(34.3)	(3.43)	—	(66.5)	(6.49)	—

Under the simulation, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is more negative in the rising rate scenarios and less negative in the falling rate scenarios than the previous quarter. This was primarily due to a decrease in core deposits, which are less rate sensitive, and an increase in wholesale funding with higher rates, which is more rate sensitive.

The comparison above provides insight into potential effects of changes in rates and deposit levels on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information required by this item is set forth in Part I, Item 1 under Note 17, Legal and Regulatory Proceedings.

Item 1A. RISK FACTORS
In addition to the other information set forth in this report, the Company's business, financial condition, and results of operations may be materially impacted by the risks that are discussed under the caption “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2022. The risk factors set forth below update, and should be read together with, such risk factors.

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

The Company maintains a portfolio of investments, which includes available for sale debt securities, trading securities, equity securities, and other investments. At June 30, 2023, the Company did not hold any investments classified as held-to-maturity. The Company's available for sale debt securities portfolio is carried at fair value, with unrealized gains and losses carried in accumulated other comprehensive income (loss) within shareholder's equity. The fair value of investments, including available for sale debt investments, may change with changes in interest rates, credit concerns, or other economic factors. Due to the rapid rise of interest rates during 2022 and early 2023, the fair value of the Company's available of sale debt securities included a net unrealized loss of $1.4 billion at June 30, 2023. Although as of June 30, 2023, the Company has the intent and ability to maintain its available for sale debt investments until maturity, if in the future the Company were to elect to sell or needed to sell the investments before their maturity, the Company could realize significant losses in its income statement.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 - 30, 2023	2,907	$56.11	2,907	2,561,770
May 1 - 31, 2023	662	$49.79	662	2,561,108
June 1 - 30, 2023	2,636	$49.45	2,636	2,558,472
Total	6,205	$52.61	6,205	2,558,472

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2022 of 5,000,000 shares, 2,558,472 shares remained available for purchase at June 30, 2023.

Item 5. OTHER INFORMATION
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. EXHIBITS
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below.

10.1 - Commerce Bancshares, Inc. Equity Incentive Plan amended and restated as of April 19, 2023, was filed in current report on Form 8-K (Commission File number 1-36502) dated April 25, 2023, and the same is hereby incorporated by reference.

10.2 - Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of April 19, 2023, was filed in current report on Form 8-K (Commission File number 1-36502) dated April 25, 2023, and the same is hereby incorporated by reference.

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: August 4, 2023		Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: August 4, 2023		(Chief Accounting Officer)