Form 10-Q
period 2023-09-30
COMMERCE BANCSHARES INC /MO/
filed 2023-11-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended September 30, 2023

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 2, 2023, the registrant had outstanding 124,288,417 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
ASSETS
Loans	$17,129,326	$16,303,131
Allowance for credit losses on loans	(162,244)	(150,136)
Net loans	16,967,082	16,152,995
Loans held for sale (including $366,000 and $— of residential mortgage loans carried at fair value at September 30, 2023 and December 31, 2022, respectively)	5,120	4,964
Investment securities:
Available for sale debt, at fair value (amortized cost of $11,457,305,000 and $13,738,206,000 at
September 30, 2023 and December 31, 2022, respectively, and allowance for credit losses of $—
at both September 30, 2023 and December 31, 2022)	9,860,828	12,238,316
Trading debt	35,564	43,523
Equity	12,212	12,304
Other	230,792	225,034
Total investment securities	10,139,396	12,519,177
Federal funds sold	2,735	49,505
Securities purchased under agreements to resell	450,000	825,000
Interest earning deposits with banks	1,847,641	389,140
Cash and due from banks	358,010	452,496
Premises and equipment – net	460,830	418,909
Goodwill	146,539	138,921
Other intangible assets – net	14,432	15,234
Other assets	984,907	909,590
Total assets	$31,376,692	$31,875,931
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$7,961,402	$10,066,356
Savings, interest checking and money market	14,154,275	15,126,981
Certificates of deposit of less than $100,000	1,210,169	387,336
Certificates of deposit of $100,000 and over	1,764,611	606,767
Total deposits	25,090,457	26,187,440
Federal funds purchased and securities sold under agreements to repurchase	2,745,181	2,841,734
Other borrowings	503,589	9,672
Other liabilities	438,199	355,508
Total liabilities	28,777,426	29,394,354
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 190,000,000 at September 30, 2023 and 140,000,000 at December 31, 2022; issued 125,863,879 shares at September 30, 2023 and December 31, 2022	629,319	629,319
Capital surplus	2,924,211	2,932,959
Retained earnings	298,297	31,620
Treasury stock of 1,233,706 shares at September 30, 2023
and 605,142 shares at December 31, 2022, at cost	(76,888)	(41,743)
Accumulated other comprehensive income (loss)	(1,193,534)	(1,086,864)
Total Commerce Bancshares, Inc. stockholders' equity	2,581,405	2,465,291
Non-controlling interest	17,861	16,286
Total equity	2,599,266	2,481,577
Total liabilities and equity	$31,376,692	$31,875,931
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2023	2022	2023	2022
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$256,242	$171,272	$721,385	$445,873
Interest and fees on loans held for sale	152	159	448	470
Interest on investment securities	69,245	79,586	214,091	241,326
Interest on federal funds sold	45	94	639	114
Interest on securities purchased under agreements to resell	3,740	5,984	11,791	15,669
Interest on deposits with banks	31,738	5,571	70,328	9,150
Total interest income	361,162	262,666	1,018,682	712,602
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	43,795	7,545	93,992	11,583
Certificates of deposit of less than $100,000	15,499	411	27,049	755
Certificates of deposit of $100,000 and over	18,942	871	39,985	1,768
Interest on federal funds purchased	6,833	315	18,816	546
Interest on securities sold under agreements to repurchase	18,431	7,576	52,940	10,960
Interest on other borrowings	9,115	(425)	36,192	(554)
Total interest expense	112,615	16,293	268,974	25,058
Net interest income	248,547	246,373	749,708	687,544
Provision for credit losses	11,645	15,290	29,572	12,594
Net interest income after credit losses	236,902	231,083	720,136	674,950
NON-INTEREST INCOME
Bank card transaction fees	46,899	45,638	143,278	131,556
Trust fees	49,207	45,406	141,800	140,009
Deposit account charges and other fees	23,090	24,521	67,475	72,392
Consumer brokerage services	3,820	5,085	13,582	14,599
Capital market fees	2,410	3,393	8,311	10,845
Loan fees and sales	2,966	3,094	8,290	10,575
Other	14,557	11,377	45,430	29,734
Total non-interest income	142,949	138,514	428,166	409,710
INVESTMENT SECURITIES GAINS (LOSSES), NET	4,298	3,410	7,384	11,602
NON-INTEREST EXPENSE
Salaries and employee benefits	146,805	137,393	436,607	415,589
Data processing and software	30,744	28,050	87,617	82,701
Net occupancy	13,948	12,544	39,702	37,343
Marketing	6,167	6,228	18,006	18,408
Equipment	4,697	5,036	14,411	14,338
Supplies and communication	4,963	4,581	14,178	13,655
Other	20,686	19,052	69,207	50,003
Total non-interest expense	228,010	212,884	679,728	632,037
Income before income taxes	156,139	160,123	475,958	464,225
Less income taxes	33,439	33,936	102,242	97,859
Net income	122,700	126,187	373,716	366,366
Less non-controlling interest expense (income)	2,104	3,364	5,879	9,595
Net income attributable to Commerce Bancshares, Inc.	$120,596	$122,823	$367,837	$356,771
Net income per common share — basic	$.96	$.97	$2.94	$2.81
Net income per common share — diluted	$.96	$.97	$2.93	$2.81
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
	(Unaudited)
Net income	$122,700	$126,187	$373,716	$366,366
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale debt securities	(133,024)	(345,565)	(72,440)	(1,181,031)
Change in pension loss	199	302	738	947
Unrealized gains (losses) on cash flow hedge derivatives	(24,414)	(7,187)	(34,968)	(16,340)
Other comprehensive income (loss)	(157,239)	(352,450)	(106,670)	(1,196,424)
Comprehensive income (loss)	(34,539)	(226,263)	267,046	(830,058)
Less non-controlling interest (income) expense	2,104	3,364	5,879	9,595
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$(36,643)	$(229,627)	$261,167	$(839,653)
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended September 30, 2023 and 2022

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance June 30, 2023	$629,319	$2,921,365	$211,358	$(58,389)	$(1,036,295)	$17,870	$2,685,228
Net income			120,596			2,104	122,700
Other comprehensive income (loss)					(157,239)		(157,239)
Distributions to non-controlling interest						(2,105)	(2,105)
Purchases of treasury stock				(19,978)			(19,978)
Sale of non-controlling interest of subsidiary		8				(8)	—
Issuance under stock purchase and equity compensation plans		(1,479)		1,479			—
Stock-based compensation		4,317					4,317
Cash dividends paid on common stock ($0.270 per share)			(33,657)				(33,657)
Balance September 30, 2023	$629,319	$2,924,211	$298,297	$(76,888)	$(1,193,534)	$17,861	$2,599,266
Balance June 30, 2022	$610,804	$2,682,161	$262,363	$(129,588)	$(766,894)	$16,467	$2,675,313
Net Income			122,823			3,364	126,187
Other comprehensive income (loss)					(352,450)		(352,450)
Distributions to non-controlling interest						(318)	(318)
Purchases of treasury stock				(50,116)			(50,116)
Issuance under stock purchase and equity compensation plans		(2,762)		2,761			(1)
Stock-based compensation		4,232					4,232
Cash dividends paid on common stock ($.252 per share)			(31,740)				(31,740)
Balance September 30, 2022	$610,804	$2,683,631	$353,446	$(176,943)	$(1,119,344)	$19,513	$2,371,107
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2023 and 2022

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2022	$629,319	$2,932,959	$31,620	$(41,743)	$(1,086,864)	$16,286	$2,481,577
Net income			367,837			5,879	373,716
Other comprehensive income (loss)					(106,670)		(106,670)
Distributions to non-controlling interest						(4,250)	(4,250)
Purchases of treasury stock				(56,541)			(56,541)
Sale of non-controlling interest of subsidiary		54				(54)	—
Issuance under stock purchase and equity compensation plans		(21,396)		21,396			—
Stock-based compensation		12,594					12,594
Cash dividends paid on common stock ($.810 per share)			(101,160)				(101,160)
Balance September 30, 2023	$629,319	$2,924,211	$298,297	$(76,888)	$(1,193,534)	$17,861	$2,599,266
Balance December 31, 2021	$610,804	$2,689,894	$92,493	$(32,973)	$77,080	$11,026	$3,448,324
Net income			356,771			9,595	366,366
Other comprehensive income (loss)					(1,196,424)		(1,196,424)
Distributions to non-controlling interest						(1,108)	(1,108)
Purchases of treasury stock				(163,321)			(163,321)
Issuance under stock purchase and equity compensation plans		(18,904)		19,351			447
Stock-based compensation		12,641					12,641
Cash dividends paid on common stock ($.757 per share)			(95,818)				(95,818)
Balance September 30, 2022	$610,804	$2,683,631	$353,446	$(176,943)	$(1,119,344)	$19,513	$2,371,107
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2023	2022
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$373,716	$366,366
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,572	12,594
Provision for depreciation and amortization	36,661	35,350
Amortization of investment security premiums, net	13,345	8,565
Investment securities (gains) losses, net (A)	(7,384)	(11,602)
Net (gains) losses on sales of loans held for sale	(705)	(2,607)
Originations of loans held for sale	(40,470)	(114,765)
Proceeds from sales of loans held for sale	40,775	116,421
Net (increase) decrease in trading debt securities, excluding unsettled transactions	14,354	14,080
Purchase of interest rate floor derivative contracts	(54,449)	(16,849)
Stock-based compensation	12,594	12,641
(Increase) decrease in interest receivable	(7,861)	(21,959)
Increase (decrease) in interest payable	41,622	1,097
Increase (decrease) in income taxes payable	(52)	168
Other changes, net	(83,973)	70,285
Net cash provided by (used in) operating activities	367,745	469,785
INVESTING ACTIVITIES:
Cash paid in acquisition, net of cash received	(6,365)	—
Distributions received from equity-method investment	1,434	400
Proceeds from sales of investment securities (A)	1,141,949	55,690
Proceeds from maturities/pay downs of investment securities (A)	1,315,175	2,079,939
Purchases of investment securities (A)	(190,637)	(1,951,694)
Net (increase) decrease in loans	(849,375)	(736,474)
Securities purchased under agreements to resell	—	(200,000)
Repayments of securities purchased under agreements to resell	375,000	550,000
Purchases of premises and equipment	(72,563)	(46,636)
Sales of premises and equipment	3,751	1,613
Net cash provided by (used in) investing activities	1,718,369	(247,162)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(2,995,739)	(2,078,327)
Net increase (decrease) in certificates of deposit	1,980,677	(454,376)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(96,553)	(708,377)
FHLB short-term borrowings	2,250,000	—
Repayments of FHLB borrowings	(1,750,000)	—
Net increase (decrease) in other borrowings	(6,083)	(10,729)
Purchases of treasury stock	(56,541)	(163,321)
Cash dividends paid on common stock	(101,160)	(95,818)
Other, net	—	447
Net cash provided by (used in) financing activities	(775,399)	(3,510,501)
Increase (decrease) in cash, cash equivalents and restricted cash	1,310,715	(3,287,878)
Cash, cash equivalents and restricted cash at beginning of year	897,801	4,296,954
Cash, cash equivalents and restricted cash at September 30	$2,208,516	$1,009,076
Income tax payments, net	$97,018	$92,646
Interest paid on deposits and borrowings	$227,352	$23,961
Loans transferred to foreclosed real estate	$133	$457
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $130 thousand at September 30, 2023 and $7.9 million at September 30, 2022.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2022 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the nine month period ended September 30, 2023 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at September 30, 2023 and December 31, 2022 are as follows:

(In thousands)	September 30, 2023	December 31, 2022
Commercial:
Business	$5,908,330	$5,661,725
Real estate – construction and land	1,539,566	1,361,095
Real estate – business	3,647,168	3,406,981
Personal Banking:
Real estate – personal	3,024,639	2,918,078
Consumer	2,125,804	2,059,088
Revolving home equity	305,237	297,207
Consumer credit card	574,829	584,000
Overdrafts	3,753	14,957
Total loans	$17,129,326	$16,303,131

Accrued interest receivable totaled $72.5 million and $55.5 million at September 30, 2023 and December 31, 2022, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended September 30, 2023, the Company wrote-off accrued interest by reversing interest income of $237 thousand and $1.2 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the nine months ended September 30, 2023, the Company wrote-off accrued interest of $313 thousand and $3.4 million in the Commercial and Personal Banking portfolios, respectively. For the three months ended September 30, 2022, the Company reversed interest income of $48 thousand and $699 thousand in the Commercial and Personal Banking portfolios, respectively, and in the nine months ended September 30, 2022, reversed $103 thousand and $2.4 million in the Commercial and Personal Banking portfolios.

At September 30, 2023, loans of $3.5 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $3.1 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including GDP, disposable income, various interest rates, unemployment rate, consumer price index (CPI) inflation rate, housing price index (HPI), commercial real estate price index (CREPI) and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions (except for contractual extensions at the option of the customer), renewals and modifications. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at September 30, 2023 and June 30, 2023 are discussed below.

Key Assumption	September 30, 2023	June 30, 2023

Overall economic forecast
•Mild recession starting in the fourth quarter of 2023
•Risks remain tilted toward another rate hike if progress on inflation and labor markets reverse course
•Consumer spending is expected to be short lived, and growth is expected to fall
•Mild recession in the second half of 2023 •Assume the Federal Reserve will pause increasing interest rates through year end •Mild recession is expected to weaken employment
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss within two quarters using straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss within two quarters using straight-line method
Forecasted macro-economic variables
•Unemployment rate ranges from 3.9% to 5.0% during the supportable forecast period
•Real GDP growth ranges from (.29)% to 1.5%
•BBB corporate yield from 4.8% to 5.8%
•Housing Price Index from 291.0 to 296.1

•Unemployment rate ranges from 3.9% to 5.3% during the supportable forecast period
•Real GDP growth ranges from (.27)% to 1.2%
•BBB corporate yield from 4.9% to 5.5%
•Housing Price Index from 282.1 to 284.5

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.0% to 22.8% for most loan pools •Consumer credit cards 67.3%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 7.93% to 22.9% for most loan pools •Consumer credit cards 67.6%
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

The current forecast projects a mild recession starting in the fourth quarter of 2023 as the economy continues to face high inflation, higher interest rates and a weaker job market. The impacts of the market's response to unusual events or trends including high inflation, supply chain stresses, trends in health conditions and changes in the geopolitical environment could significantly modify economic projections used in the estimation of the allowance for credit losses.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the three and nine months ended September 30, 2023 and 2022, respectively, follows:

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$108,024	$50,661	$158,685	$103,293	$46,843	$150,136
Provision for credit losses on loans	5,201	8,142	13,343	10,203	24,952	35,155
Deductions:
Loans charged off	2,664	9,262	11,926	3,263	26,549	29,812
Less recoveries on loans	66	2,076	2,142	394	6,371	6,765
Net loan charge-offs (recoveries)	2,598	7,186	9,784	2,869	20,178	23,047
Balance September 30, 2023	$110,627	$51,617	$162,244	$110,627	$51,617	$162,244
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$27,842	$1,393	$29,235	$31,743	$1,377	$33,120
Provision for credit losses on unfunded lending commitments	(1,724)	26	(1,698)	(5,625)	42	(5,583)
Balance September 30, 2023	$26,118	$1,419	$27,537	$26,118	$1,419	$27,537
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$136,745	$53,036	$189,781	$136,745	$53,036	$189,781

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$99,525	$38,514	$138,039	$97,776	$52,268	$150,044
Provision for credit losses on loans	4,014	6,136	10,150	5,851	900	6,751
Deductions:
Loans charged off	509	6,721	7,230	893	20,539	21,432
Less recoveries on loans	56	2,362	2,418	352	7,662	8,014
Net loan charge-offs (recoveries)	453	4,359	4,812	541	12,877	13,418
Balance September 30, 2022	$103,086	$40,291	$143,377	$103,086	$40,291	$143,377
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,617	$1,290	$24,907	$23,271	$933	$24,204
Provision for credit losses on unfunded lending commitments	5,182	(42)	5,140	5,528	315	5,843
Balance September 30, 2022	$28,799	$1,248	$30,047	$28,799	$1,248	$30,047
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$131,885	$41,539	$173,424	$131,885	$41,539	$173,424

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2023 and December 31, 2022.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2023
Commercial:
Business	$5,899,303	$1,726	$699	$6,602	$5,908,330
Real estate – construction and land	1,539,345	221	—	—	1,539,566
Real estate – business	3,646,573	519	—	76	3,647,168
Personal Banking:
Real estate – personal	3,003,094	13,578	6,436	1,531	3,024,639
Consumer	2,095,230	28,509	2,065	—	2,125,804
Revolving home equity	300,018	2,539	2,680	—	305,237
Consumer credit card	561,534	6,595	6,700	—	574,829
Overdrafts	3,395	358	—	—	3,753
Total	$17,048,492	$54,045	$18,580	$8,209	$17,129,326
December 31, 2022
Commercial:
Business	$5,652,710	$1,759	$505	$6,751	$5,661,725
Real estate – construction and land	1,361,095	—	—	—	1,361,095
Real estate – business	3,406,207	585	—	189	3,406,981
Personal Banking:
Real estate – personal	2,895,742	14,289	6,681	1,366	2,918,078
Consumer	2,031,827	25,089	2,172	—	2,059,088
Revolving home equity	295,303	1,201	703	—	297,207
Consumer credit card	572,213	6,238	5,549	—	584,000
Overdrafts	14,090	647	220	—	14,957
Total	$16,229,187	$49,808	$15,830	$8,306	$16,303,131

At September 30, 2023, the Company had $2.6 million in non-accrual business loans that had no allowance for credit loss, compared to $3.8 million in non-accrual business loans that had no allowance for credit loss at December 31, 2022. The Company did not record any interest income on non-accrual loans during the nine months ended September 30, 2023 and 2022, respectively.

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

The risk category of loans in the Commercial portfolio as of September 30, 2023 and December 31, 2022 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2023
Business
Risk Rating:
Pass	$1,277,612	$944,231	$585,620	$302,672	$281,949	$281,170	$2,101,284	$5,774,538
Special mention	22,310	4,513	20,926	7,223	282	2,530	16,783	74,567
Substandard	68	5,675	9,511	14,799	465	10,726	11,379	52,623
Non-accrual	—	2,524	1,462	—	—	2,616	—	6,602
Total Business:	$1,299,990	$956,943	$617,519	$324,694	$282,696	$297,042	$2,129,446	$5,908,330
Gross write-offs for the nine months ended September 30, 2023	$—	$2,241	$56	$41	$—	$—	$924	$3,262
Real estate-construction
Risk Rating:
Pass	$344,977	$638,963	$467,912	$46,827	$469	$2,984	$29,907	$1,532,039
Special mention	3,532	—	—	—	—	—	—	3,532
Substandard	—	3,995	—	—	—	—	—	3,995
Total Real estate-construction:	$348,509	$642,958	$467,912	$46,827	$469	$2,984	$29,907	$1,539,566
Gross write-offs for the nine months ended September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Real estate-business
Risk Rating:
Pass	$610,274	$1,120,900	$515,022	$457,778	$331,537	$344,130	$71,627	$3,451,268
Special mention	4,107	15,582	3,032	895	9,373	886	—	33,875
Substandard	—	20,299	25,477	17,318	11,807	86,784	264	161,949
Non-accrual	—	—	—	—	—	76	—	76
Total Real estate-business:	$614,381	$1,156,781	$543,531	$475,991	$352,717	$431,876	$71,891	$3,647,168
Gross write-offs for the nine months ended September 30, 2023	$—	$—	$—	$—	$—	$1	$—	$1
Commercial loans
Risk Rating:
Pass	$2,232,863	$2,704,094	$1,568,554	$807,277	$613,955	$628,284	$2,202,818	$10,757,845
Special mention	29,949	20,095	23,958	8,118	9,655	3,416	16,783	111,974
Substandard	68	29,969	34,988	32,117	12,272	97,510	11,643	218,567
Non-accrual	—	2,524	1,462	—	—	2,692	—	6,678
Total Commercial loans:	$2,262,880	$2,756,682	$1,628,962	$847,512	$635,882	$731,902	$2,231,244	$11,095,064
Gross write-offs for the nine months ended September 30, 2023	$—	$2,241	$56	$41	$—	$1	$924	$3,263

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2022
Business
Risk Rating:
Pass	$1,456,476	$782,409	$464,201	$360,844	$180,375	$219,053	$2,146,380	$5,609,738
Special mention	3,113	2,548	7,757	1,063	67	—	1,319	15,867
Substandard	5,752	10,004	685	37	810	10,342	1,739	29,369
Non-accrual	195	1,987	—	1	792	3,776	—	6,751
Total Business:	$1,465,536	$796,948	$472,643	$361,945	$182,044	$233,171	$2,149,438	$5,661,725
Real estate-construction
Risk Rating:
Pass	$538,022	$596,465	$129,632	$27,331	$1,305	$2,029	$18,559	$1,313,343
Special mention	352	—	—	—	—	—	—	352
Substandard	—	19,494	—	—	14,766	13,140	—	47,400
Total Real estate-construction:	$538,374	$615,959	$129,632	$27,331	$16,071	$15,169	$18,559	$1,361,095
Real estate- business
Risk Rating:
Pass	$1,085,379	$616,516	$555,648	$424,641	$163,628	$271,579	$90,799	$3,208,190
Special mention	4,608	—	618	9,737	976	279	—	16,218
Substandard	2,795	30,944	61,141	10,490	30,782	46,232	—	182,384
Non-accrual	14	45	—	—	124	6	—	189
Total Real-estate business:	$1,092,796	$647,505	$617,407	$444,868	$195,510	$318,096	$90,799	$3,406,981
Commercial loans
Risk Rating:
Pass	$3,079,877	$1,995,390	$1,149,481	$812,816	$345,308	$492,661	$2,255,738	$10,131,271
Special mention	8,073	2,548	8,375	10,800	1,043	279	1,319	32,437
Substandard	8,547	60,442	61,826	10,527	46,358	69,714	1,739	259,153
Non-accrual	209	2,032	—	1	916	3,782	—	6,940
Total Commercial loans:	$3,096,706	$2,060,412	$1,219,682	$834,144	$393,625	$566,436	$2,258,796	$10,429,801

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of September 30, 2023 and December 31, 2022 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2023
Real estate-personal
Current to 90 days past due	$384,542	$462,127	$546,460	$728,286	$266,678	$619,916	$8,663	$3,016,672
Over 90 days past due	49	1,299	1,499	1,071	—	2,518	—	6,436
Non-accrual	—	161	—	—	160	1,210	—	1,531
Total Real estate-personal:	$384,591	$463,587	$547,959	$729,357	$266,838	$623,644	$8,663	$3,024,639
Gross write-offs for the nine months ended September 30, 2023	$—	$18	$—	$—	$—	$23	$—	$41
Consumer
Current to 90 days past due	$452,731	$368,897	$279,652	$143,995	$66,217	$59,466	$752,781	$2,123,739
Over 90 days past due	293	392	200	28	66	378	708	2,065
Total Consumer:	$453,024	$369,289	$279,852	$144,023	$66,283	$59,844	$753,489	$2,125,804
Gross write-offs for the nine months ended September 30, 2023	$392	$1,968	$1,541	$658	$310	$297	$788	$5,954
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$302,557	$302,557
Over 90 days past due	—	—	—	—	—	—	2,680	2,680
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$305,237	$305,237
Gross write-offs for the nine months ended September 30, 2023	$—	$—	$—	$—	$—	$—	$11	$11
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$568,129	$568,129
Over 90 days past due	—	—	—	—	—	—	6,700	6,700
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$574,829	$574,829
Gross write-offs for the nine months ended September 30, 2023	$—	$—	$—	$—	$—	$—	$17,602	$17,602
Overdrafts
Current to 90 days past due	$3,753	$—	$—	$—	$—	$—	$—	$3,753
Total Overdrafts:	$3,753	$—	$—	$—	$—	$—	$—	$3,753
Gross write-offs for the nine months ended September 30, 2023	$2,941	$—	$—	$—	$—	$—	$—	$2,941
Personal banking loans
Current to 90 days past due	$841,026	$831,024	$826,112	$872,281	$332,895	$679,382	$1,632,130	$6,014,850
Over 90 days past due	342	1,691	1,699	1,099	66	2,896	10,088	17,881
Non-accrual	—	161	—	—	160	1,210	—	1,531
Total Personal banking loans:	$841,368	$832,876	$827,811	$873,380	$333,121	$683,488	$1,642,218	$6,034,262
Gross write-offs for the nine months ended September 30, 2023	$3,333	$1,986	$1,541	$658	$310	$320	$18,401	$26,549

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2022
Real estate-personal
Current to 90 days past due	$535,283	$589,658	$783,651	$290,580	$132,305	$568,380	$10,174	$2,910,031
Over 90 days past due	514	967	1,338	81	1,388	2,393	—	6,681
Non-accrual	—	—	52	169	102	1,043	—	1,366
Total Real estate-personal:	$535,797	$590,625	$785,041	$290,830	$133,795	$571,816	$10,174	$2,918,078
Consumer
Current to 90 days past due	$536,429	$378,118	$205,849	$106,733	$36,096	$62,255	$731,436	$2,056,916
Over 90 days past due	326	251	203	58	267	228	839	2,172
Total Consumer:	$536,755	$378,369	$206,052	$106,791	$36,363	$62,483	$732,275	$2,059,088
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$296,504	$296,504
Over 90 days past due	—	—	—	—	—	—	703	703
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$297,207	$297,207
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$578,451	$578,451
Over 90 days past due	—	—	—	—	—	—	5,549	5,549
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$584,000	$584,000
Overdrafts
Current to 90 days past due	$14,737	$—	$—	$—	$—	$—	$—	$14,737
Over 90 days past due	220	—	—	—	—	—	—	220
Total Overdrafts:	$14,957	$—	$—	$—	$—	$—	$—	$14,957
Personal banking loans
Current to 90 days past due	$1,086,449	$967,776	$989,500	$397,313	$168,401	$630,635	$1,616,565	$5,856,639
Over 90 days past due	1,060	1,218	1,541	139	1,655	2,621	7,091	15,325
Non-accrual	—	—	52	169	102	1,043	—	1,366
Total Personal banking loans:	$1,087,509	$968,994	$991,093	$397,621	$170,158	$634,299	$1,623,656	$5,873,330

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2023 and December 31, 2022.

(In thousands)	Business Assets	Oil & Gas Assets	Total
September 30, 2023
Commercial:
Business	$3,792	$1,345	$5,137
Total	$3,792	$1,345	$5,137
December 31, 2022
Commercial:
Business	$2,778	$1,824	$4,602
Total	$2,778	$1,824	$4,602

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $170.2 million at September 30, 2023 and $179.2 million at December 31, 2022. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $210.0 million at September 30, 2023 and $197.5 million at December 31, 2022. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2023 and December 31, 2022 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2023
FICO score:
Under 600	1.8%	2.8%	1.8%	4.4%
600 - 659	2.3	4.6	3.3	12.1
660 - 719	8.3	13.1	9.7	29.5
720 - 779	22.2	26.2	23.2	27.6
780 and over	65.4	53.3	62.0	26.4
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2022
FICO score:
Under 600	1.4%	2.2%	1.5%	3.4%
600 - 659	2.2	4.2	2.8	11.4
660 - 719	8.1	14.5	9.7	30.8
720 - 779	23.7	26.7	21.4	27.1
780 and over	64.6	52.4	64.6	27.3
Total	100.0%	100.0%	100.0%	100.0%

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

The following tables present the amortized cost at September 30, 2023 of loans that were modified during the three and nine months ended September 30, 2023.

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
September 30, 2023
Commercial:
Business	$3,792	$—	$—	$—	$—	$3,792	0.1%
Real estate – business	56,552	—	—	—	—	56,552	1.6
Personal Banking:
Real estate – personal	45	773	—	—	—	818	—
Consumer	—	—	49	—	31	80	—
Consumer credit card	—	—	935	72	—	1,007	0.2
Total	$60,389	$773	$984	$72	$31	$62,249	0.4%

	For the Nine Months Ended September 30, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
September 30, 2023
Commercial:
Business	$16,705	$—	$—	$—	$—	$16,705	0.3%
Real estate – business	106,034	—	—	—	—	106,034	2.9
Personal Banking:
Real estate – personal	289	3,313	—	—	—	3,602	0.1
Consumer	30	70	69	—	86	255	—
Consumer credit card	—	—	1,967	485	—	2,452	0.4
Total	$123,058	$3,383	$2,036	$485	$86	$129,048	0.8%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three and nine months ended September 30, 2023.

Term Extension
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial:
Business	Extended maturity by a weighted average of 3 months.	Extended maturity by a weighted average of 8 months.
Real estate – business	Extended maturity by a weighted average of 12 months.	Extended maturity by a weighted average of 13 months.
Personal Banking:
Real estate – personal	Extended maturity by a weighted average of 6 months.	Extended maturity by a weighted average of 7 months.
Consumer		Extended maturity by 10 years.

Payment Delay
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 22 years.	Deferred certain payments by a weighted average of 20 years.
Consumer		Deferred certain payments by a weighted average of 71 months.

Interest Rate Reduction
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Personal Banking:
Consumer	Reduced contractual interest from weighted average 21% to 6%.	Reduced contractual interest from weighted average 21% to 6%.
Consumer credit card	Reduced contractual interest from weighted average 21% to 6%.	Reduced contractual interest from weighted average 21% to 6%.

Forgiveness of Interest/Fees
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Personal Banking:
Consumer credit card	Approximately $5 thousand of interest and fees forgiven.	Approximately $33 thousand of interest and fees forgiven.

The Company had commitments of $9.1 million at September 30, 2023 to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current reporting period.

The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2023 and were modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through September 30, 2023. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal. In addition to the loans below, the Company charged off $2.2 million and $327 thousand of business and consumer credit card loans, respectively, during the nine months ended September 30, 2023 that were modified during the period.

	For the Three Months Ended September 30, 2023				For the Nine Months Ended September 30, 2023
(Dollars in thousands)	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
September 30, 2023
Personal Banking:
Real estate – personal	$802	$—	$—	$802	$1,007	$—	$—	$1,007
Consumer	—	19	—	19	—	30	—	30
Consumer credit card	—	235	157	392	—	274	158	432
Total	$802	$254	$157	$1,213	$1,007	$304	$158	$1,469

The following table presents the amortized cost basis at September 30, 2023 of loans that have been modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through September 30, 2023.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
September 30, 2023
Commercial:
Business	$16,705	$—	$—	$16,705
Real estate – business	106,034	—	—	106,034
Personal Banking:
Real estate – personal	2,203	597	802	3,602
Consumer	209	27	19	255
Consumer credit card	1,534	526	392	2,452
Total	$126,685	$1,150	$1,213	$129,048

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

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At September 30, 2023, the fair value of these loans was $366 thousand, and the unpaid principal balance was $360 thousand.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at September 30, 2023 totaled $4.5 million.

At September 30, 2023, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $114 thousand and $96 thousand at September 30, 2023 and December 31, 2022, respectively, and included in those amounts were $114 thousand and $96 thousand at September 30, 2023 and December 31, 2022, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $1.6 million at both September 30, 2023 and December 31, 2022. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at September 30, 2023 and December 31, 2022.

(In thousands)	September 30, 2023	December 31, 2022
Available for sale debt securities	$9,860,828	$12,238,316
Trading debt securities	35,564	43,523
Equity securities:
Readily determinable fair value	5,453	6,210
No readily determinable fair value	6,759	6,094
Other:
Federal Reserve Bank stock	35,070	34,795
Federal Home Loan Bank stock	30,400	10,678
Equity method investments	—	1,434
Private equity investments	165,322	178,127
Total investment securities (1)	$10,139,396	$12,519,177
(1)Accrued interest receivable totaled $29.4 million and $38.8 million at September 30, 2023 and December 31, 2022, respectively, and was included within other assets on the consolidated balance sheets.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. This portfolio includes the Company's holdings of Visa Class B shares, which have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2023, the Company did not record any impairment or other adjustments to the carrying amount of its portfolio of equity securities with no readily determinable fair value.

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

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of September 30, 2023 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$599,278	$588,709
After 1 but within 5 years	211,650	199,843
After 5 but within 10 years	177,247	159,424
Total U.S. government and federal agency obligations	988,175	947,976
Government-sponsored enterprise obligations:
After 5 but within 10 years	4,948	4,293
After 10 years	50,718	36,300
Total government-sponsored enterprise obligations	55,666	40,593
State and municipal obligations:
Within 1 year	76,664	75,389
After 1 but within 5 years	373,467	338,785
After 5 but within 10 years	792,381	648,198
After 10 years	139,062	116,042
Total state and municipal obligations	1,381,574	1,178,414
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,722,758	3,792,567
Non-agency mortgage-backed securities	1,353,003	1,137,448
Asset-backed securities	2,441,736	2,313,545
Total mortgage and asset-backed securities	8,517,497	7,243,560
Other debt securities:
Within 1 year	50,120	48,876
After 1 but within 5 years	206,375	190,217
After 5 but within 10 years	244,638	200,148
After 10 years	13,260	11,044
Total other debt securities	514,393	450,285
Total available for sale debt securities	$11,457,305	$9,860,828

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $391.7 million, at fair value, at September 30, 2023. Interest earned on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At September 30, 2023, the fair value of securities on this watch list was $2.8 billion compared to $1.3 billion at December 31, 2022. The majority of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the significant increase in interest rates and were analyzed outside of the cash flow model. At September 30, 2023, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of September 30, 2023, the Company did not identify any securities for which a credit loss exists, and for the nine months ended September 30, 2023 and 2022, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At September 30, 2023, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
U.S. government and federal agency obligations	$48,996	$2,838	$898,980	$37,361	$947,976	$40,199
Government-sponsored enterprise obligations	—	—	40,593	15,073	40,593	15,073
State and municipal obligations	43,228	2,050	1,130,491	201,110	1,173,719	203,160
Mortgage and asset-backed securities:
Agency mortgage-backed securities	9,762	218	3,766,485	930,086	3,776,247	930,304
Non-agency mortgage-backed securities	809	5	1,131,284	215,658	1,132,093	215,663
Asset-backed securities	20,020	149	2,287,893	128,061	2,307,913	128,210
Total mortgage and asset-backed securities	30,591	372	7,185,662	1,273,805	7,216,253	1,274,177
Other debt securities	864	136	449,421	63,972	450,285	64,108
Total	$123,679	$5,396	$9,705,147	$1,591,321	$9,828,826	$1,596,717
December 31, 2022
U.S. government and federal agency obligations	$605,840	$17,490	$380,573	$25,940	$986,413	$43,430
Government-sponsored enterprise obligations	25,068	4,650	18,040	7,971	43,108	12,621
State and municipal obligations	814,799	26,708	875,329	171,385	1,690,128	198,093
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,323,938	125,330	2,966,851	654,327	4,290,789	779,657
Non-agency mortgage-backed securities	135,984	16,736	1,069,222	195,218	1,205,206	211,954
Asset-backed securities	1,331,055	50,056	2,006,188	140,424	3,337,243	190,480
Total mortgage and asset-backed securities	2,790,977	192,122	6,042,261	989,969	8,833,238	1,182,091
Other debt securities	166,040	9,690	308,818	54,707	474,858	64,397
Total	$4,402,724	$250,660	$7,625,021	$1,249,972	$12,027,745	$1,500,632

The entire available for sale debt portfolio included $9.8 billion of securities that were in a loss position at September 30, 2023, compared to $12.0 billion at December 31, 2022.  The total amount of unrealized loss on these securities was $1.6 billion at September 30, 2023, an increase of $96.1 million compared to the unrealized loss at December 31, 2022.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at September 30, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
U.S. government and federal agency obligations	$988,175	$—	$(40,199)	$—	$947,976
Government-sponsored enterprise obligations	55,666	—	(15,073)	—	40,593
State and municipal obligations	1,381,574	—	(203,160)	—	1,178,414
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,722,758	113	(930,304)	—	3,792,567
Non-agency mortgage-backed securities	1,353,003	108	(215,663)	—	1,137,448
Asset-backed securities	2,441,736	19	(128,210)	—	2,313,545
Total mortgage and asset-backed securities	8,517,497	240	(1,274,177)	—	7,243,560
Other debt securities	514,393	—	(64,108)	—	450,285
Total	$11,457,305	$240	$(1,596,717)	$—	$9,860,828
December 31, 2022
U.S. government and federal agency obligations	$1,078,807	$29	$(43,430)	$—	$1,035,406
Government-sponsored enterprise obligations	55,729	—	(12,621)	—	43,108
State and municipal obligations	1,965,028	174	(198,093)	—	1,767,109
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,087,893	191	(779,657)	—	4,308,427
Non-agency mortgage-backed securities	1,423,469	92	(211,954)	—	1,211,607
Asset-backed securities	3,588,025	256	(190,480)	—	3,397,801
Total mortgage and asset-backed securities	10,099,387	539	(1,182,091)	—	8,917,835
Other debt securities	539,255	—	(64,397)	—	474,858
Total	$13,738,206	$742	$(1,500,632)	$—	$12,238,316

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2023	2022
Proceeds from sales of securities:
Available for sale debt securities	$1,101,782	$85,023
Other investments	40,167	3,907
Total proceeds	$1,141,949	$88,930

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$143	$—
Losses realized on sales	(8,587)	(20,274)
Equity securities:
Fair value adjustments, net	(757)	(1,048)
Other:
Gains realized on sales	884	104
Losses realized on sales	(1,245)	(4,313)
Fair value adjustments, net	16,946	37,133
Total investment securities gains (losses), net	$7,384	$11,602

Net losses on investment securities for the nine months ended September 30, 2023 were mainly comprised of net losses of $8.4 million on sales of available for sale securities, net losses in fair value of $757 thousand on equity investments, and net losses of $361 thousand on sales of private equity securities, offset by net gains in private equity securities due to fair value adjustments of $16.9 million.

At September 30, 2023, securities totaling $7.6 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $4.7 billion at December 31, 2022. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $207.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of the U.S. Treasury and various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2023				December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(5,039)	$—	$511	$31,270	$(30,565)	$—	$705
Mortgage servicing rights	22,438	(12,117)	—	10,321	22,187	(11,258)	—	10,929
Total	$27,988	$(17,156)	$—	$10,832	$53,457	$(41,823)	$—	$11,634

Aggregate amortization expense on intangible assets was $344 thousand and $456 thousand for the three month periods ended September 30, 2023 and 2022, respectively, and $1.1 million and $1.6 million for the nine month periods ended September 30, 2023 and 2022, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2023. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2023	$1,380
2024	1,272
2025	1,129
2026	989
2027	853

During the first quarter of 2023, the Company wrote off $25.7 million of core deposit intangible assets that were fully amortized. During the second quarter of 2023, the Company acquired L.J. Hart & Company, a municipal bond underwriter and advisor, and the acquisition resulted in goodwill of $7.6 million. Changes in the carrying amount of goodwill and other intangible assets for the nine month period ended September 30, 2023 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2023	$138,921	$3,600	$705	$10,929
Acquisition	7,618	—	—	—
Originations, net of disposals	—	—	—	251
Amortization	—	—	(194)	(859)
Balance September 30, 2023	$146,539	$3,600	$511	$10,321

Goodwill allocated to the Company’s operating segments at September 30, 2023 and December 31, 2022 is shown below.

(In thousands)	September 30, 2023	December 31, 2022
Consumer segment	$70,721	$70,721
Commercial segment	75,072	67,454
Wealth segment	746	746
Total goodwill	$146,539	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2023, that net liability was $3.4 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $594.2 million at September 30, 2023.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2023, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 15 years. At September 30, 2023, the fair value of the Company's guarantee liabilities for RPAs was $44 thousand, and the notional amount of the underlying swaps was $446.2 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

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

The following table provides the components of lease income.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Direct financing and sales-type leases	$8,160	$5,477	$22,456	$15,838
Operating leases(a)	3,399	2,175	9,215	6,517
Total lease income	$11,559	$7,652	$31,671	$22,355
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for both of the three month periods ended September 30, 2023 and 2022 and $58 thousand for both of the nine month periods ended September 30, 2023 and 2022.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
Service cost	$120	$128	$352	$391
Interest cost on projected benefit obligation	1,146	713	3,461	2,043
Expected return on plan assets	(1,035)	(1,135)	(3,037)	(3,386)
Amortization of prior service cost	(68)	(68)	(203)	(203)
Amortization of unrecognized net loss	332	470	1,186	1,465
Net periodic pension cost	$495	$108	$1,759	$310

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first nine months of 2023, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2023	2022	2023	2022
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$120,596	$122,823	$367,837	$356,771
Less income allocated to nonvested restricted stock	1,073	1,119	3,257	3,241
Net income allocated to common stock	$119,523	$121,704	$364,580	$353,530
Weighted average common shares outstanding	123,718	124,840	123,868	125,600
Basic income per common share	$.96	$.97	$2.94	$2.81
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$120,596	$122,823	$367,837	$356,771
Less income allocated to nonvested restricted stock	1,072	1,118	3,254	3,236
Net income allocated to common stock	$119,524	$121,705	$364,583	$353,535
Weighted average common shares outstanding	123,718	124,840	123,868	125,600
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	100	277	158	288
Weighted average diluted common shares outstanding	123,818	125,117	124,026	125,888
Diluted income per common share	$.96	$.97	$2.93	$2.81

Unexercised stock appreciation rights of 539 thousand and 175 thousand for the three month periods ended September 30, 2023 and 2022, respectively, and 342 thousand and 159 thousand for the nine month periods ended September 30, 2023 and 2022, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2023	$(1,124,915)	$(17,186)	$55,237	$(1,086,864)
Other comprehensive income (loss) before reclassifications to current earnings	(105,030)	—	(34,530)	(139,560)
Amounts reclassified to current earnings from accumulated other comprehensive income	8,444	983	(12,093)	(2,666)
Current period other comprehensive income (loss), before tax	(96,586)	983	(46,623)	(142,226)
Income tax (expense) benefit	24,146	(245)	11,655	35,556
Current period other comprehensive income (loss), net of tax	(72,440)	738	(34,968)	(106,670)
Balance September 30, 2023	$(1,197,355)	$(16,448)	$20,269	$(1,193,534)
Balance January 1, 2022	$23,174	$(20,668)	$74,574	$77,080
Other comprehensive income (loss) before reclassifications to current earnings	(1,594,981)	—	(3,464)	(1,598,445)
Amounts reclassified to current earnings from accumulated other comprehensive income	20,274	1,262	(18,322)	3,214
Current period other comprehensive income (loss), before tax	(1,574,707)	1,262	(21,786)	(1,595,231)
Income tax (expense) benefit	393,676	(315)	5,446	398,807
Current period other comprehensive income (loss), net of tax	(1,181,031)	947	(16,340)	(1,196,424)
Balance September 30, 2022	$(1,157,857)	$(19,721)	$58,234	$(1,119,344)
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

10. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 140 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  In order to reflect a change in the Company's management of its portfolio of residential mortgage loans that it retains, the Company began including those loans in the Consumer segment on January 1, 2023. These loans had previously been included in the Other/Elimination column. As a result of this change, approximately $1.9 billion of loans were reclassified from the Other/Elimination column into the Consumer segment, and prior periods presented below were restated to also reflect this change.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2023
Net interest income	$106,453	$123,062	$19,629	$249,144	$(597)	$248,547
Provision for credit losses	(7,048)	(2,721)	(1)	(9,770)	(1,875)	(11,645)
Non-interest income	24,939	61,195	55,378	141,512	1,437	142,949
Investment securities gains (losses), net	—	—	—	—	4,298	4,298
Non-interest expense	(82,234)	(98,910)	(38,907)	(220,051)	(7,959)	(228,010)
Income before income taxes	$42,110	$82,626	$36,099	$160,835	$(4,696)	$156,139
Nine Months Ended September 30, 2023
Net interest income	$304,859	$355,690	$54,193	$714,742	$34,966	$749,708
Provision for credit losses	(19,784)	(3,204)	(14)	(23,002)	(6,570)	(29,572)
Non-interest income	74,773	184,288	162,835	421,896	6,270	428,166
Investment securities gains (losses), net	—	—	—	—	7,384	7,384
Non-interest expense	(242,991)	(290,960)	(119,015)	(652,966)	(26,762)	(679,728)
Income before income taxes	$116,857	$245,814	$97,999	$460,670	$15,288	$475,958
Three Months Ended September 30, 2022
Net interest income	$93,182	$114,135	$18,640	$225,957	$20,416	$246,373
Provision for loan losses	(4,314)	(506)	5	(4,815)	(10,475)	(15,290)
Non-interest income	27,709	57,115	53,862	138,686	(172)	138,514
Investment securities gains (losses), net	—	—	—	—	3,410	3,410
Non-interest expense	(79,230)	(91,397)	(36,188)	(206,815)	(6,069)	(212,884)
Income before income taxes	$37,347	$79,347	$36,319	$153,013	$7,110	$160,123
Nine Months Ended September 30, 2022
Net interest income	$270,561	$333,270	$56,731	$660,562	$26,982	$687,544
Provision for credit losses	(12,727)	(651)	2	(13,376)	782	(12,594)
Non-interest income	82,464	167,581	161,051	411,096	(1,386)	409,710
Investment securities gains (losses), net	—	—	—	—	11,602	11,602
Non-interest expense	(231,683)	(272,219)	(108,967)	(612,869)	(19,168)	(632,037)
Income before income taxes	$108,615	$227,981	$108,817	$445,413	$18,812	$464,225

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

(In thousands)	September 30, 2023	December 31, 2022
Interest rate swaps	$2,199,242	$1,981,821
Interest rate floors	2,000,000	1,000,000
Interest rate caps	172,784	152,784
Credit risk participation agreements	613,822	579,925
Foreign exchange contracts	38,234	27,991
Mortgage loan commitments	1,834	—
Forward TBA contracts	2,000	—
Total notional amount	$5,027,916	$3,742,521

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

As of September 30, 2023, the Company held four interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.0 billion and are forward-starting. Each of the four interest rate floors has a six-year term and a notional amount of $500.0 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031

The premium paid for the floors totaled $90.2 million, which includes a $28.5 million premium paid during the third quarter of 2023 and $25.9 million paid during the first six months ended June 30, 2023. The maximum length of time over which the Company is hedging its exposure to lower rates is approximately 7 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of September 30, 2023, net deferred losses on the interest rate floors totaled $30.1 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of September 30, 2023, it is expected that $10.8 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of

September 30, 2023, the total realized gains on the monetized cash flow hedges remaining in AOCI was $57.1 million (pre-tax), which will be reclassified into interest income over the next 3.2 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at September 30, 2023 that is expected to be reclassified into income within the next 12 months is $22.6 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis on its consolidated balance sheets, and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that in the table below, the positive fair values of cleared swaps were reduced by $27.8 million at December 31, 2022. There was no reduction to positive fair values of cleared swaps at September 30, 2023.

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2023	Dec. 31, 2022	Sept. 30, 2023	Dec. 31, 2022
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$53,289	$33,371	$—	$—
Total derivatives designated as hedging instruments	$53,289	$33,371	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$56,635	$23,894	$(56,635)	$(51,742)
Interest rate caps	1,752	2,705	(1,752)	(2,705)
Credit risk participation agreements	11	34	(44)	(119)
Foreign exchange contracts	449	488	(287)	(418)
Mortgage loan commitments	35	—	—	—
Forward TBA contracts	11	—	—	—
Total derivatives not designated as hedging instruments	$58,893	$27,121	$(58,718)	$(54,984)
Total	$112,182	$60,492	$(58,718)	$(54,984)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended September 30, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(29,007)	$—	$(29,007)	Interest and fees on loans	$3,543	$7,459	$(3,916)
Total	$(29,007)	$—	$(29,007)	Total	$3,543	$7,459	$(3,916)
For the Nine Months Ended September 30, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(34,530)	$—	$(34,530)	Interest and fees on loans	$12,093	$22,358	$(10,265)
Total	$(34,530)	$—	$(34,530)	Total	$12,093	$22,358	$(10,265)
For the Three Months Ended September 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$(3,464)	$—	$(3,464)	Interest and fees on loans	$6,118	$7,745	$(1,627)
Total	$(3,464)	$—	$(3,464)	Total	$6,118	$7,745	$(1,627)
For the Nine Months Ended September 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$(3,464)	$—	$(3,464)	Interest and fees on loans	$18,322	$22,998	$(4,676)
Total	$(3,464)	$—	$(3,464)	Total	$18,322	$22,998	$(4,676)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2023	2022	2023	2022
Derivative instruments:
Interest rate swaps	Other non-interest income	$365	$88	$2,861	$1,770
Interest rate caps	Other non-interest income	23	—	23	16
Credit risk participation agreements	Other non-interest income	123	122	107	30
Foreign exchange contracts	Other non-interest income	122	3	93	3
Mortgage loan commitments	Loan fees and sales	(23)	(230)	35	(764)
Mortgage loan forward sale contracts	Loan fees and sales	—	5	—	1
Forward TBA contracts	Loan fees and sales	63	117	113	1,783
Total		$673	$105	$3,232	$2,839

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
September 30, 2023
Assets:
Derivatives subject to master netting agreements	$112,028	$—	$112,028	$(93)	$(111,060)	$875
Derivatives not subject to master netting agreements	154	—	154
Total derivatives	$112,182	$—	$112,182
Liabilities:
Derivatives subject to master netting agreements	$58,491	$—	$58,491	$(93)	$—	$58,398
Derivatives not subject to master netting agreements	227	—	227
Total derivatives	$58,718	$—	$58,718
December 31, 2022
Assets:
Derivatives subject to master netting agreements	$60,270	$—	$60,270	$(1,007)	$(56,816)	$2,447
Derivatives not subject to master netting agreements	222	—	222
Total derivatives	$60,492	$—	$60,492
Liabilities:
Derivatives subject to master netting agreements	$54,609	$—	$54,609	$(1,007)	$—	$53,602
Derivatives not subject to master netting agreements	375	—	375
Total derivatives	$54,984	$—	$54,984

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at September 30, 2023 and December 31, 2022. At September 30, 2023, the Company had posted collateral of $206.9 million in marketable securities, consisting of agency mortgage-backed bonds, and had accepted $209.8 million in agency mortgage-backed bonds.

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
September 30, 2023
Total resale agreements, subject to master netting arrangements	$650,000	$(200,000)	$450,000	$—	$(450,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,438,826	(200,000)	2,238,826	—	(2,238,826)	—
December 31, 2022
Total resale agreements, subject to master netting arrangements	$1,025,000	$(200,000)	$825,000	$—	$(825,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,881,874	(200,000)	2,681,874	—	(2,681,874)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2023 and December 31, 2022, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2023
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$137,949	$13,015	$4,500	$155,464
Agency mortgage-backed securities	1,426,015	221,604	18,700	1,666,319
Non-agency mortgage-backed securities	9,100	—	—	9,100
Asset-backed securities	572,135	—	—	572,135
Other debt securities	35,808	—	—	35,808
Total repurchase agreements, gross amount recognized	$2,181,007	$234,619	$23,200	$2,438,826
December 31, 2022
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$488,053	$26,928	$12,460	$527,441
Agency mortgage-backed securities	1,792,314	21,744	204,500	2,018,558
Non-agency mortgage-backed securities	40,950	—	—	40,950
Asset-backed securities	293,001	—	—	293,001
Other debt securities	1,924	—	—	1,924
Total repurchase agreements, gross amount recognized	$2,616,242	$48,672	$216,960	$2,881,874

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $4.3 million and $4.2 million in the three months ended September 30, 2023 and 2022 respectively, and $12.6 million in the nine months ended September 30, 2023 and 2022, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2023, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	1,148,873	$58.20
Granted	311,275	62.29
Vested	(315,761)	50.67
Forfeited	(25,539)	60.44
Nonvested at September 30, 2023	1,118,848	$61.41

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

Weighted per share average fair value at grant date	$18.65
Assumptions:
Dividend yield	1.6%
Volatility	27.9%
Risk-free interest rate	3.9%
Expected term	5.8 years

A summary of SAR activity during the first nine months of 2023 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	948,727	$46.82
Granted	89,829	65.64
Forfeited	(4,337)	63.62
Expired	(5,781)	52.13
Exercised	(49,866)	26.83
Outstanding at September 30, 2023	978,572	$49.46	5.1 years	$4,468

14. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the nine months ended September 30, 2023, approximately 64% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
Bank card transaction fees	$46,899	$45,638	$143,278	$131,556
Trust fees	49,207	45,406	141,800	140,009
Deposit account charges and other fees	23,090	24,521	67,475	72,392
Consumer brokerage services	3,820	5,085	13,582	14,599
Other non-interest income	11,912	9,360	29,737	24,605
Total non-interest income from contracts with customers	134,928	130,010	395,872	383,161
Other non-interest income (1)	8,021	8,504	32,294	26,549
Total non-interest income	$142,949	$138,514	$428,166	$409,710
(1) This revenue is not within the scope of ASC 606, and includes fees relating to capital market activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments contributed approximately 33% and 67%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income were earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the nine month periods ended September 30, 2023 and 2022 for the Company’s significant revenue from contracts with customers.

(In thousands)	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Bank card transaction fees	$15,160	$17,254	$14,167	$16,424
Trust fees	1,886	2,038	2,073	2,222
Deposit account charges and other fees	5,762	6,631	5,658	6,702
Consumer brokerage services	74	949	632	391

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the September 30, 2023 and December 31, 2022 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2023 or the year ended December 31, 2022.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets:
Residential mortgage loans held for sale	$366	$—	$366	$—
Available for sale debt securities:
U.S. government and federal agency obligations	947,976	947,976	—	—
Government-sponsored enterprise obligations	40,593	—	40,593	—
State and municipal obligations	1,178,414	—	1,177,476	938
Agency mortgage-backed securities	3,792,567	—	3,792,567	—
Non-agency mortgage-backed securities	1,137,448	—	1,137,448	—
Asset-backed securities	2,313,545	—	2,313,545	—
Other debt securities	450,285	—	450,285	—
Trading debt securities	35,564	—	35,564	—
Equity securities	5,453	5,453	—	—
Private equity investments	165,322	—	—	165,322
Derivatives *	112,182	—	112,136	46
Assets held in trust for deferred compensation plan	18,859	18,859	—	—
Total assets	10,198,574	972,288	9,059,980	166,306
Liabilities:
Derivatives *	58,718	—	58,674	44
Liabilities held in trust for deferred compensation plan	18,859	18,859	—	—
Total liabilities	$77,577	$18,859	$58,674	$44
December 31, 2022
Assets:
Residential mortgage loans held for sale	$—	$—	$—	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,035,406	1,035,406	—	—
Government-sponsored enterprise obligations	43,108	—	43,108	—
State and municipal obligations	1,767,109	—	1,765,268	1,841
Agency mortgage-backed securities	4,308,427	—	4,308,427	—
Non-agency mortgage-backed securities	1,211,607	—	1,211,607	—
Asset-backed securities	3,397,801	—	3,397,801	—
Other debt securities	474,858	—	474,858	—
Trading debt securities	43,523	—	43,523	—
Equity securities	6,210	6,210	—	—
Private equity investments	178,127	—	—	178,127
Derivatives *	60,492	—	60,458	34
Assets held in trust for deferred compensation plan	17,856	17,856	—	—
Total assets	12,544,524	1,059,472	11,305,050	180,002
Liabilities:
Derivatives *	54,984	—	54,865	119
Liabilities held in trust for deferred compensation plan	17,856	17,856	—	—
Total liabilities	$72,840	$17,856	$54,865	$119
* The fair value of each class of derivative is shown in Note 11.

The changes in the Company's significant Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended September 30, 2023
Balance June 30, 2023	$920	$172,732	$173,652
Total gains or losses (realized/unrealized):
Included in earnings	—	5,605	5,605
Included in other comprehensive income *	18	—	18
Sale/pay down of private equity investments	—	(13,342)	(13,342)
Capitalized interest/dividends	—	327	327
Balance September 30, 2023	$938	$165,322	$166,260
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$—	$5,605	$5,605
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$17	$—	$17
For the nine months ended September 30, 2023
Balance January 1, 2023	$1,841	$178,127	$179,968
Total gains or losses (realized/unrealized):
Included in earnings	—	16,946	16,946
Included in other comprehensive income *	49	—	49
Investment securities called	(1,000)	—	(1,000)
Discount accretion	48	—	48
Purchases of private equity investments	—	10,756	10,756
Sale/pay down of private equity investments	—	(40,834)	(40,834)
Capitalized interest/dividends	—	327	327
Balance September 30, 2023	$938	$165,322	$166,260
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$—	$17,446	$17,446
*Total gains or losses for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$27	$—	$27

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended September 30, 2022
Balance June 30, 2022	$1,816	$161,771	$163,587
Total gains or losses (realized/unrealized):
Included in earnings	—	14,050	14,050
Included in other comprehensive income *	40	—	40
Discount accretion	2	—	2
Purchases of private equity investments	—	899	899
Sale/pay down of private equity investments	—	(423)	(423)
Capitalized interest/dividends	—	44	44
Balance September 30, 2022	$1,858	$176,341	$178,199
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$—	$14,050	$14,050
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$40	$—	$40
For the nine months ended September 30, 2022
Balance January 1, 2022	$1,984	$147,406	$149,390
Total gains or losses (realized/unrealized):
Included in earnings	—	37,133	37,133
Included in other comprehensive income *	(130)	—	(130)
Discount accretion	4	—	4
Purchases of private equity investments	—	2,021	2,021
Sale/pay down of private equity investments	—	(10,263)	(10,263)
Capitalized interest/dividends	—	44	44
Balance September 30, 2022	$1,858	$176,341	$178,199
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$—	$37,083	$37,083
*Total gains or losses for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$(130)	$—	$(130)
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Company's significant Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Investment Securities Gains (Losses), Net
For the three months ended September 30, 2023
Total gains or losses included in earnings	$5,605
Change in unrealized gains or losses relating to assets still held at September 30, 2023	$5,605
For the nine months ended September 30, 2023
Total gains or losses included in earnings	$16,946
Change in unrealized gains or losses relating to assets still held at September 30, 2023	$17,446
For the three months ended September 30, 2022
Total gains or losses included in earnings	$14,050
Change in unrealized gains or losses relating to assets still held at September 30, 2022	$14,050
For the nine months ended September 30, 2022
Total gains or losses included in earnings	$37,133
Change in unrealized gains or losses relating to assets still held at September 30, 2022	$37,083

Level 3 Inputs
The Company's significant Level 3 measurements at September 30, 2023, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.1
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first nine months of 2023 and 2022, and still held as of September 30, 2023 and 2022, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2023 and 2022.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2023
Collateral dependent loans	$4,029	$—	$—	$4,029	$(2,059)
Long-lived assets	1,894	—	—	1,894	(164)

September 30, 2022
Collateral dependent loans	$200	$—	$—	$200	$(394)
Mortgage servicing rights	11,228	—	—	11,228	304
Long- lived assets	480	—	—	480	(965)

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2023 and December 31, 2022:

	Carrying Amount	Estimated Fair Value at September 30, 2023
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,908,330	$—	$—	$5,733,548	$5,733,548
Real estate - construction and land	1,539,566	—	—	1,520,702	1,520,702
Real estate - business	3,647,168	—	—	3,486,455	3,486,455
Real estate - personal	3,024,639	—	—	2,652,514	2,652,514
Consumer	2,125,804	—	—	2,059,484	2,059,484
Revolving home equity	305,237	—	—	302,428	302,428
Consumer credit card	574,829	—	—	540,766	540,766
Overdrafts	3,753	—	—	3,667	3,667
Total loans	17,129,326	—	—	16,299,564	16,299,564
Loans held for sale	5,120	—	5,120	—	5,120
Investment securities	10,132,637	953,429	8,947,478	231,730	10,132,637
Federal funds sold	2,735	2,735	—	—	2,735
Securities purchased under agreements to resell	450,000	—	—	439,056	439,056
Interest earning deposits with banks	1,847,641	1,847,641	—	—	1,847,641
Cash and due from banks	358,010	358,010	—	—	358,010
Derivative instruments	112,182	—	112,136	46	112,182
Assets held in trust for deferred compensation plan	18,859	18,859	—	—	18,859
Total	$30,056,510	$3,180,674	$9,064,734	$16,970,396	$29,215,804
Financial Liabilities
Non-interest bearing deposits	$7,961,402	$7,961,402	$—	$—	$7,961,402
Savings, interest checking and money market deposits	14,154,275	14,154,275	—	—	14,154,275
Certificates of deposit	2,974,780	—	—	3,003,240	3,003,240
Federal funds purchased	506,355	506,355	—	—	506,355
Securities sold under agreements to repurchase	2,238,826	—	—	2,241,706	2,241,706
Other borrowings	503,547	—	3,547	500,000	503,547
Derivative instruments	58,718	—	58,674	44	58,718
Liabilities held in trust for deferred compensation plan	18,859	18,859	—	—	18,859
Total	$28,416,762	$22,640,891	$62,221	$5,744,990	$28,448,102

	Carrying Amount	Estimated Fair Value at December 31, 2022
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,661,725	$—	$—	$5,506,128	$5,506,128
Real estate - construction and land	1,361,095	—	—	1,347,328	1,347,328
Real estate - business	3,406,981	—	—	3,289,655	3,289,655
Real estate - personal	2,918,078	—	—	2,654,423	2,654,423
Consumer	2,059,088	—	—	1,999,788	1,999,788
Revolving home equity	297,207	—	—	295,005	295,005
Consumer credit card	584,000	—	—	538,268	538,268
Overdrafts	14,957	—	—	14,666	14,666
Total loans	16,303,131	—	—	15,645,261	15,645,261
Loans held for sale	4,964	—	4,964	—	4,964
Investment securities	12,511,649	1,041,616	11,244,592	225,441	12,511,649
Federal funds sold	49,505	49,505	—	—	49,505
Securities purchased under agreements to resell	825,000	—	—	795,574	795,574
Interest earning deposits with banks	389,140	389,140	—	—	389,140
Cash and due from banks	452,496	452,496	—	—	452,496
Derivative instruments	60,492	—	60,458	34	60,492
Assets held in trust for deferred compensation plan	17,856	17,856	—	—	17,856
Total	$30,614,233	$1,950,613	$11,310,014	$16,666,310	$29,926,937
Financial Liabilities
Non-interest bearing deposits	$10,066,356	$10,066,356	$—	$—	$10,066,356
Savings, interest checking and money market deposits	15,126,981	15,126,981	—	—	15,126,981
Certificates of deposit	994,103	—	—	982,613	982,613
Federal funds purchased	159,860	159,860	—	—	159,860
Securities sold under agreements to repurchase	2,681,874	—	—	2,684,471	2,684,471
Other borrowings	8,831	—	8,831	—	8,831
Derivative instruments	54,984	—	54,865	119	54,984
Liabilities held in trust for deferred compensation plan	17,856	17,856	—	—	17,856
Total	$29,110,845	$25,371,053	$63,696	$3,667,203	$29,101,952

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at September 30, 2023, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2022 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, the effects of the COVID-19 pandemic, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K. During the quarter ended September 30, 2023, there were no material changes to the Risk Factors disclosed in the Company's 2022 Annual Report on Form 10-K.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2023	2022		2023	2022
Per Share Data
Net income per common share — basic	$.96	$.97	*	$2.94	$2.81	*
Net income per common share — diluted	.96	.97	*	2.93	2.81	*
Cash dividends on common stock	.270	.252	*	.810	.757	*
Book value per common share				20.90	18.91	*
Market price				47.98	63.01	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	66.39%	56.40%		65.85%	54.05%
Non-interest bearing deposits to total deposits	31.05	38.76		33.23	39.04
Equity to loans (1)	15.90	17.45		16.00	19.19
Equity to deposits	10.55	9.84		10.53	10.37
Equity to total assets	8.40	8.31		8.31	8.66
Return on total assets	1.49	1.48		1.53	1.39
Return on equity	17.73	17.84		18.42	16.08
(Based on end-of-period data)
Non-interest income to revenue (2)	36.51	35.99		36.35	37.34
Efficiency ratio (3)	58.15	55.19		57.62	57.48
Tier I common risk-based capital ratio				15.11	13.97
Tier I risk-based capital ratio				15.11	13.97
Total risk-based capital ratio				15.90	14.69
Tangible common equity to tangible assets ratio (4)				7.78	6.80
Tier I leverage ratio				10.87	9.87
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

	September 30
(Dollars in thousands)	2023	2022
Total equity	$2,599,266	$2,371,107
Less non-controlling interest	17,861	19,513
Less goodwill	146,539	138,921
Less intangible assets*	4,111	4,371
Total tangible common equity (a)	$2,430,755	$2,208,302
Total assets	$31,376,692	$32,602,596
Less goodwill	146,539	138,921
Less intangible assets*	4,111	4,371
Total tangible assets (b)	$31,226,042	$32,459,304
Tangible common equity to tangible assets ratio (a)/(b)	7.78%	6.80%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2023	2022	% change	2023	2022	% change
Net interest income (expense)	$248,547	$246,373.9%		$749,708	$687,544	9.0%
Provision for credit losses	(11,645)	(15,290)	23.8	(29,572)	(12,594)	(134.8)
Non-interest income	142,949	138,514	3.2	428,166	409,710	4.5
Investment securities gains (losses), net	4,298	3,410	26.0	7,384	11,602	(36.4)
Non-interest expense	(228,010)	(212,884)	7.1	(679,728)	(632,037)	7.5
Income taxes	(33,439)	(33,936)	(1.5)	(102,242)	(97,859)	4.5
Non-controlling interest income (expense)	(2,104)	(3,364)	(37.5)	(5,879)	(9,595)	(38.7)
Net income attributable to Commerce Bancshares, Inc.	$120,596	$122,823	(1.8%)	$367,837	$356,771	3.1%

For the quarter ended September 30, 2023, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $120.6 million, a decrease of $2.2 million, or 1.8%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.49%, the annualized return on average equity was 17.73%, and the efficiency ratio was 58.15%. Diluted earnings per common share was $.96 per share in the current quarter, a decrease of 1.0% compared to $0.97 per share in the third quarter of 2022, and decreased 5.9% compared to $1.02 per share in the previous quarter.

Compared to the third quarter of last year, net interest income increased $2.2 million, or .9%, mainly due to increases in interest income on loans and interest income on deposits with banks of $85.0 million and $26.2 million, respectively. These increases were partly offset by an increase in deposits and borrowings interest expense of $96.3 million. The provision for credit losses decreased $3.6 million, or 23.8%, compared to the same quarter in the prior year. Non-interest income increased $4.4 million, or 3.2%, compared to the third quarter of 2022, mainly due to an increase in trust fees and bank card fees, partly offset by lower deposit account charges and consumer brokerage services fees. Net gains on investment securities totaled $4.3 million in the current quarter compared to net gains of $3.4 million in the same quarter of last year. Net securities gains in the current quarter primarily resulted from gains of $5.6 million related to fair value adjustments on private equity investments, partly offset by $1.2 million of net losses realized on the sales of private equity investments. Non-interest expense increased $15.1 million, or 7.1%, over the third quarter of 2022, mainly due to higher salaries and employee benefits expense, higher data processing and software expense and higher FDIC insurance expense.

Net income for the first nine months of 2023 was $367.8 million, an increase of $11.1 million, or 3.1%, from the same period last year. Diluted earnings per common share was $2.93, an increase of 4.3% compared to $2.81 per share in the same period last year. For the first nine months of 2023, the annualized return on average assets was 1.53%, the annualized return on average equity was 18.42%, and the efficiency ratio was 57.62%. Net interest income increased $62.2 million, or 9.0%, over the same period last year. This growth was largely due to an increase of $275.5 million in interest income on loans and an increase in interest on deposits at the Federal Reserve of $61.2 million. These increases were partly offset by increases in interest expense on deposits and borrowings of $243.9 million. The provision for credit losses was $29.6 million for the first nine months of 2023, compared to $12.6 million in the same period last year. Non-interest income increased $18.5 million, or 4.5%, from the first nine months of last year mainly due to higher bank card fees, letters of credit fees, and cash sweep commission fees, partly offset by lower deposit account fees. Non-interest expense increased $47.7 million, or 7.5%, over the first nine months of last year mainly due to increases in salaries and benefits expense, higher FDIC insurance expense, and higher data processing and software expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2023 vs. 2022			Nine Months Ended September 30, 2023 vs. 2022
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$5,165	$27,126	$32,291	$10,565	$94,985	$105,550
Real estate - construction and land	2,924	11,013	13,937	7,920	37,133	45,053
Real estate - business	4,257	15,858	20,115	10,958	55,253	66,211
Real estate - personal	1,254	2,807	4,061	3,361	8,186	11,547
Consumer	7	9,513	9,520	526	28,727	29,253
Revolving home equity	281	2,253	2,534	743	7,744	8,487
Consumer credit card	425	2,434	2,859	1,372	9,032	10,404
Overdrafts	—	—	—	—	—	—
Total interest on loans	14,313	71,004	85,317	35,445	241,060	276,505
Loans held for sale	(33)	26	(7)	(94)	72	(22)
Investment securities:
U.S. government and federal agency securities	(1,445)	(5,469)	(6,914)	(2,325)	(13,696)	(16,021)
Government-sponsored enterprise obligations	—	(1)	(1)	205	185	390
State and municipal obligations	(3,788)	(1,147)	(4,935)	(8,795)	(2,234)	(11,029)
Mortgage-backed securities	(3,340)	1,959	(1,381)	(11,733)	4,740	(6,993)
Asset-backed securities	(5,379)	3,726	(1,653)	(11,045)	15,503	4,458
Other securities	391	3,467	3,858	3,422	(3,370)	52
Total interest on investment securities	(13,561)	2,535	(11,026)	(30,271)	1,128	(29,143)
Federal funds sold	(75)	26	(49)	180	345	525
Securities purchased under agreements to resell	(2,891)	647	(2,244)	(8,007)	4,129	(3,878)
Interest earning deposits with banks	7,699	18,468	26,167	1,192	59,986	61,178
Total interest income	5,452	92,706	98,158	(1,555)	306,720	305,165
Interest expense:
Deposits:
Savings	(16)	33	17	(27)	88	61
Interest checking and money market	(2,054)	38,287	36,233	(2,844)	85,192	82,348
Certificates of deposit of less than $100,000	196	14,892	15,088	224	26,070	26,294
Certificates of deposit of $100,000 and over	2,153	15,918	18,071	1,251	36,966	38,217
Total interest on deposits	279	69,130	69,409	(1,396)	148,316	146,920
Federal funds purchased	2,776	3,742	6,518	3,821	14,449	18,270
Securities sold under agreements to repurchase	287	10,568	10,855	(392)	42,372	41,980
Other borrowings	4,490	4,661	9,151	18,524	18,481	37,005
Total interest expense	7,832	88,101	95,933	20,557	$223,618	$244,175
Net interest income, tax equivalent basis	$(2,380)	$4,605	$2,225	$(22,112)	$83,102	$60,990
Net interest income in the third quarter of 2023 was $248.5 million, an increase of $2.2 million over the third quarter of 2022. On a fully taxable-equivalent (FTE) basis, net interest income totaled $251.0 million in the third quarter of 2023, up $2.2 million over the same period last year and down $795 thousand from the previous quarter. The increase in net interest income compared to the third quarter of 2022 was mainly due to higher interest income earned on loans (FTE) of $85.3 million and balances at the Federal Reserve of $26.2 million, partly offset by higher interest expense on deposits and borrowings of $95.9 million. The increase in total interest earned on loans (FTE) was the result of higher loan yields on all loan products, especially commercial loans, many of which have variable rates, coupled with higher average balances. The increase in interest earned on balances at the Federal Reserve was due to higher rates and average balances, while the increase in interest expense was mainly due to higher rates paid on deposits and borrowings. The Company's net yield on earning assets (FTE) was 3.11% in the current quarter compared to 3.01% in the third quarter of 2022.

Total interest income (FTE) increased $98.2 million over the third quarter of 2022. Interest income on loans (FTE) was $257.7 million during the third quarter of 2023, an increase of $85.3 million, or 49.5%, over the same quarter last year. The increase in interest income over the same quarter of last year was primarily due to an increase of 165 basis points in the average rate earned and growth of $1.3 billion, or 8.5%, in average loan balances. Most of the increase in interest income occurred in the business, business real estate and construction loan categories. The largest increase to interest income occurred in business loan interest, which grew $32.3 million due to a 183 basis point increase in the average rate earned, coupled with growth in average balances of $531.5 million, or 10.0%. Business real estate loan interest income increased $20.1 million due to an increase of 173 basis points in the average rate earned and higher average balances of $383.9 million, or 11.8%. Construction and land loan interest grew $13.9 million due to a 290 basis point increase in the average rate earned and growth of $220.1 million, or 17.1%, in average loan balances. In addition, consumer loan interest increased $9.5 million due to an increase of 180 basis points in the average rate earned, while consumer credit card loan increased $2.9 million mainly due to a 172 basis point increase in the average rate earned. Personal real estate loan interest income grew $4.1 million due to a 37 basis point increase in the average rate earned and growth of $148.1 million, or 5.2%, in average loan balances.

Interest income on investment securities (FTE) was $70.3 million during the third quarter of 2023, which was a decrease of $11.0 million from the same quarter last year. The decrease in interest income occurred mainly in interest earned on U.S. government and federal agency obligations, which declined $6.9 million due to a decrease in inflation income on the Company's U.S. Treasury inflation-protected securities (TIPS). Interest income related to TIPS, which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), decreased $6.0 million from the same quarter last year. Interest income earned on state and municipal securities declined $4.9 million due to a $661.4 million, or 32.2%, decrease in average balances and a 32 basis point decline in the average rate earned. Interest income earned on mortgage-backed securities decreased $1.4 million mainly due to a decline of $686.6 million, or 10.0%, in the average balance. In addition, a $1.3 million increase in premium amortization, reflecting slower forward prepayment speed estimates was recorded in the current quarter, compared to a premium amortization adjustment increase of $1.5 million in the prior year. Interest earned on asset-backed securities decreased $1.7 million due to lower average balances of $1.3 billion, or 34.0%, partly offset by an increase of 58 basis points in the average rate earned. These decreases to interest income were partly offset by growth in interest income on other securities of $3.9 million, mainly driven by a $2.3 million dividend from a private equity investment in the third quarter of 2023. Additionally, the average rate earned on investment securities during the three months ended September 30, 2023 increased 15 basis points over the same period in the prior year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $11.9 billion in the third quarter of 2023, compared to $14.8 billion in the third quarter of 2022.

Interest income on securities purchased under agreements to resell decreased $2.2 million from the same quarter last year, due to a decline of $666.9 million in the average balance, partly offset by an increase of 36 basis points in the average rate earned. Interest income on balances at the Federal Reserve grew $26.2 million due to an increase of 314 basis points in the average rate earned and an increase of $1.4 billion in the average balance invested.

The average fully taxable-equivalent yield on total interest earning assets was 4.51% in the third quarter of 2023, up from 3.21% in the third quarter of 2022.

Total interest expense increased $95.9 million compared to the third quarter of 2022 due to increases of $69.4 million in interest expense on interest bearing deposits and $26.5 million on borrowings. The increase in deposit interest expense resulted mainly from an increase of $36.2 million in interest expense on interest checking and money market deposit accounts due to a 113 basis point increase in the average rate paid, slightly offset by lower average balances of $1.4 billion, or 9.5%. In addition, interest expense on certificates of deposit increased $33.2 million mainly due to an increase of 383 basis points in the average rate paid and an increase in average balances of $2.2 billion. A portion of this increase was due to brokered deposits added by the Company during the second quarter of 2023. The brokered deposits consist of short-term certificates of deposit less than $100 thousand, and $401.3 million were outstanding at September 30, 2023. Interest expense on borrowings was higher due to an increase of $10.9 million in interest expense on customer repurchase agreements resulting from an increase of 183 basis points in the average rate paid. Interest expense on federal funds purchased increased $6.5 million mainly due to a 292 basis point increase in the average rate paid and a $456.9 million increase in the average balance of federal funds purchased, while

FHLB borrowings increased $684.2 million and resulted in an increase of $9.2 million in interest expense. The overall average rate incurred on all interest bearing liabilities was 2.12% and .34% in the third quarters of 2023 and 2022, respectively.

Net interest income (FTE) for the first nine months of 2023 was $756.1 million compared to $695.1 million for the same period in 2022. For the first nine months of 2023, the net interest margin was 3.16% compared to 2.75% for the same period in 2022.

Total interest income (FTE) for the first nine months of 2023 increased $61.0 million over the same period last year mainly due to higher interest income on loans (FTE) and balances at the Federal Reserve, partly offset by higher interest expense on deposit and borrowings and lower interest income on investment securities (FTE). Loan interest income (FTE) increased $276.5 million, or 61.6%, due to a 193 basis point increase in the average rate earned and a $1.2 billion, or 8.0%, increase in average loan balances. Most of the increase occurred in the business, business real estate and construction loan categories, but interest income in all loan categories increased due to higher average rates earned and average loan balances. Interest income on investment securities (FTE) decreased $29.1 million due to a $2.5 billion decrease in average balances, slightly offset by a 12 basis point increase in the average rate earned. Interest earned on U.S. government and federal agency obligations decreased $16.0 million, mainly due to lower TIPS interest income. Interest income earned on state and municipal securities declined $11.0 million due to lower average balances and lower interest rates earned. Interest earned on mortgage-backed securities decreased $7.0 million due to lower average balances, partly offset by higher average rates earned, while interest on asset-backed securities increased $4.5 million due to higher average rates earned, partly offset by lower average balances. Interest income on securities purchased under agreements to resell decreased $3.9 million due to lower average balances, partly offset higher average rates earned. Interest income on balances at the Federal Reserve increased $61.2 million mainly due to higher average rates earned.

Total interest expense for the first nine months of 2023 increased $244.2 million compared to the same period last year. Interest expense on deposits increased $146.9 million, due to a 116 basis point increase in the average rate paid. Interest expense on borrowings increased $97.3 million, mainly due to higher rates paid on federal funds purchased and customer repurchase agreements, as well as and higher average balances and higher rates paid on FHLB borrowings. The overall cost of total interest bearing liabilities increased to 1.74% compared to .17% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30		Increase (Decrease)		Nine Months Ended September 30		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	% change	2023	2022	Amount	% change
Bank card transaction fees	$46,899	$45,638	$1,261	2.8%	$143,278	$131,556	$11,722	8.9%
Trust fees	49,207	45,406	3,801	8.4	141,800	140,009	1,791	1.3
Deposit account charges and other fees	23,090	24,521	(1,431)	(5.8)	67,475	72,392	(4,917)	(6.8)
Consumer brokerage services	3,820	5,085	(1,265)	(24.9)	13,582	14,599	(1,017)	(7.0)
Capital market fees	2,410	3,393	(983)	(29.0)	8,311	10,845	(2,534)	(23.4)
Loan fees and sales	2,966	3,094	(128)	(4.1)	8,290	10,575	(2,285)	(21.6)
Other	14,557	11,377	3,180	28.0	45,430	29,734	15,696	52.8
Total non-interest income	$142,949	$138,514	$4,435	3.2%	$428,166	$409,710	$18,456	4.5%
Non-interest income as a % of total revenue*	36.5%	36.0%			36.4%	37.3%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three and nine month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in thousands)	2023	2022	$ change	% change	2023	2022	$ change	% change
Net debit card fees	$11,089	$10,508	$581	5.5%	$32,716	$30,593	$2,123	6.9%
Net credit card fees	3,430	3,597	(167)	(4.6)	10,916	11,031	(115)	(1.0)
Net merchant fees	5,859	5,232	627	12.0	16,569	15,146	1,423	9.4
Net corporate card fees	26,521	26,301	220.8		83,077	74,786	8,291	11.1
Total bank card transaction fees	$46,899	$45,638	$1,261	2.8%	$143,278	$131,556	$11,722	8.9%

For the third quarter of 2023, total non-interest income amounted to $142.9 million compared to $138.5 million in the same quarter last year, which was an increase of $4.4 million, or 3.2%. The increase was mainly due to higher trust fees and net bank card fees, partly offset by lower deposit account fees, consumer brokerage services and capital market fees. Bank card transaction fees for the current quarter grew $1.3 million, or 2.8%, over the same period last year, mainly due to growth of $627 thousand in net merchant fees and $581 thousand in net debit card fees. The growth in net merchant fees was mainly due to higher interchange fees, and net debit card fees increased mainly due to lower network expense. Net corporate card fees increased mainly due to lower network and rewards expense, partly offset by lower interchange fees, while net credit card fees decreased due to lower interchange fees. Trust fees increased $3.8 million, or 8.4%, mainly due to higher private client trust fees. Compared to the third quarter of last year, deposit account fees decreased $1.4 million, or 5.8%, due to lower overdraft and return item fees, partly offset by higher corporate cash management fees. Consumer brokerage fees declined $1.3 million due to lower annuity and advisory fees, while capital market fees decreased $983 thousand, or 29.0%. Other non-interest income increased $3.2 million, or 28.0%, mainly due to growth of $942 thousand in bond underwriting fees and gains on the sale of real estate of $1.3 million recorded in the current quarter.

Non-interest income for the first nine months of 2023 was $428.2 million compared to $409.7 million in the first nine months of 2022, which was an increase of $18.5 million, or 4.5%. The increase was mainly due to higher net bank card fees and other income, partly offset by lower deposit account fees, capital market fees and loan fees and sales. Bank card transaction fees for the current quarter grew $11.7 million, or 8.9%, over the same period last year, mainly due to growth of $8.3 million in net corporate card fees and $2.1 million in net debit card fees. Trust fees increased $1.8 million, or 1.3%, mainly due to higher private client trust fees. Deposit account fees decreased $4.9 million, or 6.8%, mainly due to lower overdraft and return item fees, partly offset by higher corporate cash management fees and personal deposit account fees. Capital market fees decreased $2.5 million, or 23.4%, and consumer brokerage fees declined $1.0 million, or 7.0%, due to lower advisory and 12b-1 fees. Loan fees and sales decreased $2.3 million, or 21.6%, mainly due to lower mortgage banking revenue. Other non-interest income increased $15.7 million, or 52.8%, mainly due to higher letter of credit fees of $3.1 million, cash sweep commissions of $2.9 million, gains of $2.1 million on the sale of real estate and a write down of $965 thousand on a branch location recorded in 2022. In addition, increases of $6.0 million in fair value adjustments were recorded on the Company's deferred compensation plan, which is held in a trust and recorded as both an asset and liability, affecting both other income and other expense.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
Net gains (losses) on sales of available for sale debt securities	$—	$(10,692)	$(8,444)	$(20,274)
Fair value adjustments on equity securities, net	(67)	(25)	(757)	(1,048)
Net gains (losses) on sales of private equity investments	(1,240)	77	(361)	(4,209)
Fair value adjustments on private equity investments	5,605	14,050	16,946	37,133
Total investment securities gains (losses), net	$4,298	$3,410	$7,384	$11,602

Net gains on investment securities, which were recognized in earnings during the three months ended September 30, 2023 and 2022, are shown in the table above. Net securities gains of $4.3 million were reported in the third quarter of 2023, compared to net gains of $3.4 million in the same period last year. The net gains in the third quarter of 2023 were primarily driven by the Company's private equity investments, where $5.6 million in net gains in fair value were partially offset by net losses of $1.2 million on sales. The net gains on investment securities for the same quarter last year were primarily comprised of $14.1 million of net gains in fair value on the Company’s private equity investments, partially offset by a loss of $10.7 million on the sale of an available for sale debt security.

Net gains on investment securities of $7.4 million were recognized in earnings for the nine months ended September 30, 2023, compared to net gains of $11.6 million for the same period in 2022. Net gains in the first nine months of 2023 were mainly comprised of net gains in fair value of $16.9 million on private equity investments, due to fair value adjustments, partially offset by net losses of $8.4 million on sales of available for sale securities. Net gains in the first nine months of 2022 were mainly comprised of net gains in fair value of $37.1 million on private equity investments, partly offset by losses of $20.3 million on sales of available for sale securities, net losses of $4.2 million on sales of private equity investments, and net losses in fair value of $1.0 million on equity investments. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $3.3 million during the first nine months of 2023 and expense of $6.6 million during the first nine months of 2022.

Non-Interest Expense

	Three Months Ended September 30		Increase (Decrease)		Nine Months Ended September 30		Increase (Decrease)
(Dollars in thousands)	2023	2022	Amount	% change	2023	2022	Amount	% change
Salaries and employee benefits	$146,805	$137,393	$9,412	6.9%	$436,607	$415,589	$21,018	5.1%
Data processing and software	30,744	28,050	2,694	9.6	87,617	82,701	4,916	5.9
Net occupancy	13,948	12,544	1,404	11.2	39,702	37,343	2,359	6.3
Marketing	6,167	6,228	(61)	(1.0)	18,006	18,408	(402)	(2.2)
Equipment	4,697	5,036	(339)	(6.7)	14,411	14,338	73.5
Supplies and communication	4,963	4,581	382	8.3	14,178	13,655	523	3.8
Other	20,686	19,052	1,634	8.6	69,207	50,003	19,204	38.4
Total non-interest expense	$228,010	$212,884	$15,126	7.1%	$679,728	$632,037	$47,691	7.5%

Non-interest expense for the third quarter of 2023 amounted to $228.0 million, an increase of $15.1 million, or 7.1%, compared to expense of $212.9 million in the third quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries and employee benefits expense, data processing and software expense, FDIC insurance expense and occupancy expense. Salaries expense increased $6.8 million, or 5.8%, due to higher full-time salaries expense of $6.4 million, or 6.9%. Employee benefits expense totaled $21.5 million, reflecting growth of $2.6 million, or 13.6%, mainly due to higher healthcare expense. Full-time equivalent employees totaled 4,714 at September 30, 2023, compared to 4,595 at September 30, 2022. Data processing and software expense increased $2.7 million, or 9.6%, due to higher bank card processing fees and increased costs for service providers. Occupancy expense increased $1.4 million, or 11.2%, mainly due to higher depreciation expense and real estate taxes, partly offset by higher external rent income. Equipment expense decreased $339 thousand, or 6.7%, mainly due to lower equipment depreciation and repairs expense, while supplies and communication expense increased $382 thousand, or 8.3%, mainly due to higher postage, statement, and plastic expense. Other non-interest expense increased $1.6 million, or 8.6%, mainly due to higher FDIC insurance expense and lower deferred origination costs of $1.3 million and $982 thousand, respectively.

Non-interest expense amounted to $679.7 million for the first nine months of 2023, an increase of $47.7 million, or 7.5%, over the first nine months of 2022. Salaries and benefits expense increased $21.0 million, or 5.1%, mainly due to higher full-time salaries expense, healthcare expense and payroll taxes, partly offset by lower incentive compensation expense, largely the result of a $5.4 million accrual for special bonuses in 2022 that did not reoccur in 2023. Data processing and software expense increased $4.9 million, or 5.9%, due to increased costs for service providers and higher bank card processing fees. Occupancy expense increased $2.4 million, or 6.3%, mainly due to higher depreciation expense and real estate taxes, partly offset by higher external rent income. Marketing expense decreased $402 thousand, or 2.2%, while supplies and communication expense increased $523 thousand, or 3.8%, mainly due to higher office supplies, data network, and postage expense. Other non-interest expense increased $19.2 million, or 38.4%, mainly due to higher FDIC insurance expense of $5.4 million and higher travel and entertainment expense, miscellaneous losses and pension plan expense. In addition, an increase of $6.0 million in fair value equity adjustments were recorded on the Company's deferred compensation plan, and deconversion costs of $2.1 million relating to the transition of Commerce Financial Advisors support to LPL Financial's Institution Services platform were recorded in the second quarter of 2023.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2023	June 30, 2023	Sept. 30, 2022	2023	2022
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$158,685	$159,317	$138,039	$150,136	$150,044
Provision for credit losses on loans	13,343	5,864	10,150	$35,155	$6,751
Net loan charge-offs (recoveries):
Commercial:
Business	2,613	165	461	3,008	557
Real estate-construction and land	—	(115)	—	(115)	—
Real estate-business	(15)	(5)	(8)	(24)	(16)
Commercial net loan charge-offs (recoveries)	2,598	45	453	2,869	541
Personal Banking:
Real estate-personal	(9)	(6)	(15)	(26)	(34)
Consumer	1,797	1,273	827	4,345	2,268
Revolving home equity	(1)	(20)	(38)	(47)	(34)
Consumer credit card	4,716	4,687	2,882	13,728	9,191
Overdrafts	683	517	703	2,178	1,486
Personal banking net loan charge-offs (recoveries)	7,186	6,451	4,359	20,178	12,877
Total net loan charge-offs (recoveries)	9,784	6,496	4,812	23,047	13,418
Balance at end of period	$162,244	$158,685	$143,377	$162,244	$143,377
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	29,235	28,628	24,907	33,120	24,204
Provision for credit losses on unfunded lending commitments	(1,698)	607	5,140	(5,583)	5,843
Balance at end of period	27,537	29,235	30,047	27,537	30,047
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$189,781	$187,920	$173,424	$189,781	$173,424

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2023	June 30, 2023	Sept. 30, 2022	2023	2022
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.18%	.01%	.03%	.07%	.01%
Real estate-construction and land	—	(.03)	—	(.01)	—
Real estate-business	—	—	—	—	—
Commercial net loan charge-offs (recoveries)	.09	—	.02	.04	.01
Personal Banking:
Real estate-personal	—	—	—	—	—
Consumer	.34	.24	.16	.28	.15
Revolving home equity	—	(.03)	(.05)	(.02)	(.02)
Consumer credit card	3.32	3.38	2.08	3.28	2.26
Overdrafts	50.73	44.79	62.85	60.54	39.39
Personal banking net loan charge-offs (recoveries)	.48	.44	.30	.46	.30
Total annualized net loan charge-offs (recoveries)	.23%	.16%	.12%	.18%	.12%
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

Net loan charge-offs in the third quarter of 2023 amounted to $9.8 million, compared to $6.5 million in the prior quarter and $4.8 million in the third quarter of last year. Compared to the same period last year, total net loan charge-offs in the third quarter of 2023 increased $5.0 million and increased $3.3 million from the previous quarter. The increase over the prior year was mainly driven by increases in net charge-offs on business, consumer credit cards, and consumer loans of $2.2 million, $1.8 million, and $970 thousand, respectively. The increase from the previous quarter was driven by the increase in net charge-offs on business and consumer loans.

For the three months ended September 30, 2023, annualized net charge-offs on average consumer credit card loans were 3.32%, compared to 3.38% in the previous quarter and 2.08% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .34%, compared to .24% in the prior quarter and .16% in the same period last year. In the third quarter of 2023, total annualized net loan charge-offs were .23%, compared to .16% in the previous quarter and .12% in the same period last year.

The provision for credit losses on loans was $13.3 million in the current quarter, which was a $7.5 million increase from the $5.9 million provision recorded in the prior quarter and a $3.2 million increase from the $10.2 million provision recorded for the three months ended September 30, 2022. The increase in the provision from the prior quarter was due to growth in the related allowance for credit losses on loans.

For the nine months ended September 30, 2023, net loan charge-offs amounted to $23.0 million, compared to $13.4 million for the same period in the prior year. The increase in net loan charge-offs over the prior year was driven mainly by increases in consumer credit card, business, and consumer loans and overdrafts. Annualized net charge-offs on consumer credit card loans totaled 3.28% and 2.26% for the nine months ended September 30, 2023 and 2022, respectively, while consumer loan annualized net charge-offs were .28% and .15% in the nine months ended September 30, 2023 and 2022, respectively. Total annualized net loan charge-offs were .18% and .12% for the nine months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023, the provision for credit losses on loans was $35.2 million, which was a $28.4 million increase over the $6.8 million provision recorded in the same period last year. The increase in the provision over the prior year was due to the buildup of the related allowance for credit losses in the first nine months of 2023 related to an increase in loan net charge-offs as well as a future mild recession forecasted for the fourth quarter of 2023, while the first nine months of 2022 experienced reductions in the related allowance for credit losses primarily related to the improving economic forecast at that time.

For the nine months ended September 30, 2023, the allowance for credit losses on loans increased $12.1 million, compared to the allowance for credit losses on loans at December 31, 2022. During the nine months ended September 30, 2023, the allowance for credit losses on commercial loans increased by $7.3 million, while the allowance for credit losses related to personal banking loans, including consumer credit card loans, increased $4.8 million. Compared to September 30, 2022, the allowance for credit losses on loans at September 30, 2023 increased $18.9 million. The increase in the allowance for credit losses at September 30, 2023 compared to both September 30, 2022 and December 31, 2022 was primarily the result of applying a slightly more pessimistic forecast at September 30, 2023 than was utilized in the prior year, coupled with loan growth and rising interest rates that extended the estimated lives of certain loan portfolios during 2023. The allowance for credit losses on loans was $162.2 million at September 30, 2023 and was .95%, .92% and .90% of total loans at September 30, 2023, December 31, 2022 and September 30, 2022, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $1.7 million, compared to a provision of $5.1 million at September 30, 2022. For the nine months ended September 30, 2023, the provision for credit losses on unfunded commitments was a benefit of $5.6 million, compared to a provision of $5.8 million in the first nine months of 2022. At September 30, 2023, the liability for unfunded lending commitments was $27.5 million, compared to $33.1 million at December 31, 2022 and $30.0 million at September 30, 2022. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at September 30, 2023.

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

(Dollars in thousands)	September 30, 2023	December 31, 2022
Non-accrual loans	$8,209	$8,306
Foreclosed real estate	114	96
Total non-performing assets	$8,323	$8,402
Non-performing assets as a percentage of total loans	.05%	.05%
Non-performing assets as a percentage of total assets	.03%	.03%
Total loans past due 90 days and still accruing interest	$18,580	$15,830

Non-accrual loans totaled $8.2 million at September 30, 2023, a decrease of $97 thousand from the balance at December 31, 2022. The decrease occurred mainly in business and business real estate loans, which decreased $149 thousand and $113 thousand, respectively. These decreases were partly offset by a $165 thousand increase in personal real estate non-accrual loans. At September 30, 2023, non-accrual loans were comprised of business (80.4%), personal real estate (18.7%), and business real estate (0.9%) loans. Foreclosed real estate totaled $114 thousand at September 30, 2023, a slight increase compared to December 31, 2022. Total loans past due 90 days or more and still accruing interest were $18.6 million as of September 30, 2023, an increase of $2.8 million from December 31, 2022. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $219.4 million at September 30, 2023 compared with $259.7 million at December 31, 2022, resulting in a decrease of $40.4 million, or 15.5%.

(In thousands)	September 30, 2023	December 31, 2022
Potential problem loans:
Business	$52,642	$29,455
Real estate – construction and land	4,027	47,493
Real estate – business	162,134	182,526
Real estate – personal	569	250
Total potential problem loans	$219,372	$259,724

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. At September 30, 2023, the Company held $129.0 million of loans that had been modified during the nine months ended September 30, 2023. These loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 2 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 9.0% of total loans outstanding at September 30, 2023. The largest component of construction and land loans was commercial construction, which increased $183.3 million during the nine months ended September 30, 2023. At September 30, 2023, multi-family residential construction loans totaled approximately $376.0 million, or 28.8%, of the commercial construction loan portfolio, compared to $303.5 million, or 27.0%, at December 31, 2022.

(Dollars in thousands)	September 30, 2023	% of Total	% of Total Loans	December 31, 2022	% of Total	% of Total Loans
Commercial construction	$1,305,397	84.8%	7.6%	$1,122,105	82.4%	6.9%
Residential construction	126,941	8.2	.8	138,311	10.2	.8
Residential land and land development	67,279	4.4	.4	50,012	3.7	.3
Commercial land and land development	39,949	2.6	.2	50,667	3.7	.3
Total real estate - construction and land loans	$1,539,566	100.0%	9.0%	$1,361,095	100.0%	8.3%

Real Estate – Business Loans
Total business real estate loans were $3.6 billion at September 30, 2023 and comprised 21.3% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2023, 31.0% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	September 30, 2023	% of Total	% of Total Loans	December 31, 2022	% of Total	% of Total Loans
Owner-occupied	$1,130,922	31.0%	6.6%	$1,136,189	33.3%	7.0%
Industrial	585,716	16.1	3.4	478,534	14.0	2.9
Office	509,493	14.0	3.0	497,601	14.6	3.1
Retail	352,477	9.7	2.1	322,971	9.5	2.0
Hotels	293,420	8.0	1.7	230,972	6.8	1.4
Multi-family	281,542	7.7	1.6	308,156	9.0	1.9
Farm	202,050	5.5	1.2	195,920	5.8	1.2
Senior living	165,073	4.5	1.0	131,217	3.9	.8
Other	126,475	3.5	.7	105,421	3.1	.6
Total real estate - business loans	$3,647,168	100.0%	21.3%	$3,406,981	100.0%	20.9%

Information about the credit quality of the Company's business real estate loan portfolio as of September 30, 2023 and December 31, 2022 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
September 30, 2023
Owner-occupied	$1,110,769	$7,510	$12,567	$76	$1,130,922
Industrial	585,634	82	—	—	585,716
Office	506,196	—	3,297	—	509,493
Retail	335,143	15,501	1,833	—	352,477
Hotels	282,404	9,373	1,643	—	293,420
Multi-family	280,384	1,158	—	—	281,542
Farm	202,050	—	—	—	202,050
Senior living	22,464	—	142,609	—	165,073
Other	126,224	251	—	—	126,475
Total	$3,451,268	$33,875	$161,949	$76	$3,647,168
December 31, 2022
Owner-occupied	$1,129,343	$632	$6,084	$130	$1,136,189
Industrial	478,534	—	—	—	478,534
Office	494,169	3,432	—	—	497,601
Retail	321,041	—	1,930	—	322,971
Hotels	174,558	9,725	46,689	—	230,972
Multi-family	286,202	1,975	19,979	—	308,156
Farm	195,685	177	—	58	195,920
Senior living	23,514	—	107,702	1	131,217
Other	105,144	277	—	—	105,421
Total	$3,208,190	$16,218	$182,384	$189	$3,406,981

Revolving Home Equity Loans
The Company had $305.2 million in revolving home equity loans at September 30, 2023 that were collateralized by residential real estate. Most of these loans (91.3%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2023, the outstanding principal of loans with an original LTV higher than 80% was $32.2 million, or 10.5% of the portfolio, compared to $32.4 million as of December 31, 2022. Total revolving home equity loan balances over 30 days past due were $5.2 million at September 30, 2023 and $1.9 million at December 31, 2022, and there were no revolving home equity loans on non-accrual status at September 30, 2023 or December 31, 2022. The weighted average FICO score for the total portfolio balance at September 30, 2023 is 785. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2023 through 2025, approximately 13% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 86% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 38.8% of the consumer loan portfolio at September 30, 2023, and outstanding balances for auto loans were $824.7 million and $798.6 million at September 30, 2023 and December 31, 2022, respectively. The balances over 30 days past due amounted to $8.6 million at September 30, 2023 and $9.9 million at December 31, 2022, respectively, and comprised 1.0% of the outstanding balances of these loans at September 30, 2023 and 1.2% at December 31, 2022, respectively. For the nine months ended September 30, 2023, $290.3 million of new auto loans were originated, compared to $257.5 million during the first nine months of 2022.  At September 30, 2023, the automobile loan portfolio had a weighted average FICO score of 755, and net charge-offs on auto loans were .5% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 11.0% of the consumer loan portfolio at September 30, 2023. Losses on these loans have historically been low, and the Company saw net recoveries of $55 thousand for the first nine months of 2023. Private banking loans comprised 32.1% of the consumer loan portfolio at September 30, 2023. The Company's private banking loans are generally well-collateralized, and at September 30, 2023 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $1.6 million in the first nine months of 2023 and were .2% of the average balances of these loans at September 30, 2023.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2023 of $574.8 million in consumer credit card loans outstanding, approximately $111.7 million, or 19.4%, carried a low promotional rate. Within the next six months, $41.9 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $257.2 million, or 1.5% of total loans at September 30, 2023, a decrease of $39.3 million from December 31, 2022, as shown in the table below.

(In thousands)	September 30, 2023	December 31, 2022	Unfunded commitments at September 30, 2023
Extraction	$204,372	$235,933	$118,941
Mid-stream shipping and storage	35,357	43,432	99,375
Downstream distribution and refining	9,718	7,675	12,590
Support activities	7,726	9,387	5,032
Total energy lending portfolio	$257,173	$296,427	$235,938

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.5 billion at September 30, 2023, compared to $1.4 billion at December 31, 2022. Additional unfunded commitments at September 30, 2023 totaled $2.1 billion.

Income Taxes
Income tax expense was $33.4 million in the third quarter of 2023, compared to $36.0 million in the second quarter of 2023 and $33.9 million in the third quarter of 2022. The Company's effective tax rate, including the effect of non-controlling interest, was 21.7% in the third quarter of 2023, compared to 22.0% in the second quarter of 2023 and 21.7% in the third quarter of 2022.

Financial Condition
Balance Sheet
Total assets of the Company were $31.4 billion at September 30, 2023 and $31.9 billion at December 31, 2022. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $31.2 billion at September 30, 2023 and $31.6 billion at December 31, 2022, and consisted of 55% in loans and 38% in investment securities at September 30, 2023.

At September 30, 2023, total loans increased $826.2 million or 5.1%, compared to balances at December 31, 2022. The increase was mainly due to growth in business, business real estate and construction loans of $246.6 million, $240.2 million, and $178.5 million, respectively. The growth in business loans was mainly the result of increased commercial and industrial lending and higher lease and tax free loan balances. Personal real estate loans increased $106.6 million, and consumer loans, which include automobile, marine and RV, fixed rate home equity and other consumer loans, increased $66.7 million, due to growth in auto loans and other consumer loans. These increases were partially offset by declines in overdrafts and consumer credit card loans of $11.2 million and $9.2 million, respectively.

Total available for sale debt securities, excluding fair value adjustments, decreased $2.3 billion at September 30, 2023 compared to December 31, 2022. Purchases of securities during this period totaled $87.4 million, offset by sales, maturities and pay downs of $2.4 billion. The decline in investment securities was mainly the result of lower balances of asset-backed securities, state and municipal securities, and agency mortgage-backed securities, which decreased $1.1 billion, $583.5 million, and $365.1 million, respectively, at September 30, 2023 compared to December 31, 2022. At September 30, 2023, the duration of the available for sale investment portfolio was 3.9 years, and maturities and pay downs of approximately $2.1 billion are expected to occur during the next 12 months. The Company does not have any investment securities classified as held-to-maturity.

Total deposits at September 30, 2023 amounted to $25.1 billion, a decrease of $1.1 billion compared to December 31, 2022. The decline in deposits largely resulted from a decrease in demand deposits, mainly in business demand deposits (decrease of $1.9 billion). Additionally, money market and savings deposit balances decreased $931.6 million and $157.3 million, respectively, while certificate of deposit balances grew $2.0 billion and interest checking balances increased $116.0 million over balances at December 31, 2022. The Company’s borrowings totaled $3.2 billion at September 30, 2023, an increase of $397.4 million over balances at December 31, 2022, mainly due to FHLB advances, which increased $500.0 million during the nine months ended September 30, 2023. Additionally, federal funds purchased were $346.5 million higher at September 30, 2023 than at December 31, 2022, whereas repurchase agreements declined by $443.0 million during the same period.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets are comprised of available for sale debt securities, federal funds sold, securities purchased under agreements to resell (resale agreements), and deposit balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2023	September 30, 2022	December 31, 2022
Liquid assets:
Available for sale debt securities	$9,860,828	$12,632,510	$12,238,316
Federal funds sold	2,735	14,020	49,505
Securities purchased under agreements to resell	450,000	1,275,000	825,000
Balances at the Federal Reserve Bank	1,847,641	642,943	389,140
Total	$12,161,204	$14,564,473	$13,501,961

The fair value of the available for sale debt portfolio was $9.9 billion at September 30, 2023 and included an unrealized net loss of $1.6 billion. Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $2.7 million as of September 30, 2023. Resale agreements, maturing through 2025, totaled $450.0 million at September 30, 2023. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral, and this collateral totaled $479.7 million in fair value at September 30, 2023. $325.0 million of the Company's resale agreements will mature in the next 12 months. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $1.8 billion at September 30, 2023 and increased $1.5 billion over December 31, 2022 balances.

Approximately $2.1 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and at September 30, 2023, the duration of the Company's available for sale debt securities portfolio was 3.9 years. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2023	September 30, 2022	December 31, 2022
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$2,700,426	$13,446	$11,469
FHLB borrowings and letters of credit	301,406	2,033	1,817
Securities sold under agreements to repurchase *	2,500,400	2,275,924	2,950,240
Other deposits and swaps	2,082,807	2,483,636	1,772,974
Total pledged securities	7,585,039	4,775,039	4,736,500
Unpledged and available for pledging	2,264,732	6,905,006	6,545,695
Ineligible for pledging	11,057	952,465	956,121
Total available for sale debt securities, at fair value	$9,860,828	$12,632,510	$12,238,316
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2023, such deposits totaled $22.1 billion and represented 88.1% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Certificates of deposit of $100,000 and over totaled $1.8 billion at September 30, 2023. These accounts are normally considered more volatile with higher cost and comprised 7.0% of total deposits at September 30, 2023.

(In thousands)	September 30, 2023	September 30, 2022	December 31, 2022
Core deposit base:
Non-interest bearing	$7,961,402	$10,468,591	$10,066,356
Interest checking	6,656,356	3,236,160	1,854,336
Savings and money market	7,497,919	12,778,327	13,272,645
Total	$22,115,677	$26,483,078	$25,193,337

During the second quarter of 2023, the Company added brokered deposits in the form of short-term certificates of deposit less than $100 thousand, and $401.3 million were outstanding at September 30, 2023. At September 30, 2023, the Company's total deposit portfolio was $25.1 billion, compared to $26.2 billion at December 31, 2022. The Company's uninsured deposits were $10.2 billion, or 40.6% of total deposits at September 30, 2023. The Company's uninsured deposits include $2.1 billion of affiliate deposits and collateralized deposits. Excluding those affiliate and collateralized deposits, the Company's uninsured deposits at September 30, 2023 were $8.1 billion, or 32.3% of total deposits.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, repurchase agreements, and FHLB advances, as follows:

(In thousands)	September 30, 2023	September 30, 2022	December 31, 2022
Borrowings:
Federal funds purchased	$506,355	$311,200	$159,860
Securities sold under agreements to repurchase	2,238,826	2,003,390	2,681,874
FHLB advances	500,000	—	—
Other debt	3,589	1,831	9,672
Total	$3,248,770	$2,316,421	$2,851,406

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. In addition to the amount accessed as of September 30, 2023, the Company had access to an additional $3.8 billion of overnight, approved federal funds as of that date. Repurchase agreements are borrowings by the Company from its customers in the form of securities sold under agreements to repurchase. These repurchase agreements, which generally mature overnight, are comprised of non-insured customer funds totaling $2.2 billion at September 30, 2023 and are collateralized by securities in the Company's investment portfolio. At September 30, 2023, the value of the collateral pledged for the benefit of customers was $2.4 billion. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were $500.0 million in advances outstanding from the FHLB at September 30, 2023.
The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank (FRB) and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral and enables the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2023.

	September 30, 2023
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$2,501,198	$4,950,839	$7,452,037
Advances outstanding	(500,000)	—	(500,000)
Letters of credit issued	(399,541)	—	(399,541)
Available for future advances	$1,601,657	$4,950,839	$6,552,496

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

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Rating outlook	Stable
Commerce Bank
Issuer rating	A	A3
Baseline credit assessment		a2
Short-term rating	A-1	P-1
Rating outlook	Stable	Stable

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $1.3 billion during the first nine months of 2023, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $367.7 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $1.7 billion. Activity in the investment securities portfolio provided cash of $2.3 billion from sales, maturities, and pay downs (net of purchases), but this increase in investing cash flows was partially offset by growth in the loan portfolio, which used cash of $849.4 million. Additionally, repayments of securities purchased under agreements to resell provided cash of $375.0 million. Financing activities used cash of $775.4 million, largely resulting from net decreases in deposits of $1.0 billion and $1.8 billion in repayments of FHLB advances, partially offset by FHLB advance borrowings of $2.3 billion during the first nine months of 2023.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2023 and December 31, 2022, as shown in the following table.

(Dollars in thousands)	September 30, 2023	December 31, 2022	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$24,042,838	$24,178,423
Tier I common risk-based capital	3,632,429	3,417,223
Tier I risk-based capital	3,632,429	3,417,223
Total risk-based capital	3,822,504	3,600,920
Tier I common risk-based capital ratio	15.11%	14.13%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	15.11	14.13	6.00	2.50	8.50	8.00
Total risk-based capital ratio	15.90	14.89	8.00	2.50	10.50	10.00
Tier I leverage ratio	10.87	10.34	4.00	N/A	4.00	5.00
*Under Prompt Corrective Action requirements

The Company is subject to a 2.5% capital conservation buffer, which is an amount above the minimum ratios under capital adequacy guidelines, and is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, share repurchases, and executive compensation.

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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and normally purchases stock in the open market. During the nine months ended September 30, 2023, the Company purchased 941,890 shares at an average price of $59.67 in open market purchases and through stock-based compensation transactions. At September 30, 2023, 2,170,168 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital and liquidity levels, and alternative investment options. The Company paid a $.270 per share cash dividend on its common stock in the third quarter of 2023, which was a 7.1% increase compared to its 2022 quarterly dividend.

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

Events impacting the banking industry during the first few months of 2023, including the failure of Silicon Valley Bank and Signature Bank, have resulted in decreased confidence in banks among consumer and commercial customers, investors, and other counterparties. Additionally, rapidly rising interest rates have resulted in unrealized losses in the Company's available for sale debt securities portfolio. In response to these industry events, the Company sought additional borrowings of $1.3 billion during the first quarter of 2023, and as a result, the Company had outstanding borrowings of $1.5 billion from the FHLB as of March 31, 2023. During the second quarter of 2023, the Company initially borrowed an additional $500.0 million but subsequently repaid $1.0 billion of its FHLB borrowings, resulting in $1.0 billion of FHLB borrowings outstanding as of June 30, 2023. During the third quarter of 2023, the Company repaid $500.0 million of its FHLB borrowings, resulting in $500.00 million of FHLB borrowings outstanding as of September 30, 2023. Additionally, the Company added short-term brokered certificates of deposit during the second quarter of 2023 to provide additional liquidity. As of September 30, 2023, the Company had $401.3 million of brokered deposits that are scheduled to mature prior to December 31, 2023. Other than the repayment of these additional borrowings and deposits, the Company’s material cash requirements have not changed significantly since December 31, 2022. Further discussion of the Company's longer-term material cash obligations and sources for fulfilling those obligations is below.

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2023 totaled $14.3 billion (including $5.2 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. The contractual amount of standby and commercial letters of credit totaled $583.1 million and $5.1 million, respectively, at September 30, 2023. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the consolidated balance sheet, amounted to $3.4 million at September 30, 2023. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At September 30, 2023, the liability for unfunded commitments totaled $27.5 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first nine months of 2023, purchases and sales of tax credits amounted to $89.3 million and $52.4 million, respectively. Fees from sales of tax credits were $3.0 million for the nine months ended September 30, 2023, compared to $4.4 million in the same period last year. At September 30, 2023, the Company expected to fund outstanding purchase commitments of $55.9 million during the remainder of 2023 and had purchase commitments of $524.7 million that it expects to fund from 2024 through 2029.

The Company continued to maintain a strong liquidity position throughout the first nine months of 2023. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first nine months of 2023 and 2022.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2023
Net interest income	$304,859	$355,690	$54,193	$714,742	$34,966	$749,708
Provision for credit losses	(19,784)	(3,204)	(14)	(23,002)	(6,570)	(29,572)
Non-interest income	74,773	184,288	162,835	421,896	6,270	428,166
Investment securities gains (losses), net	—	—	—	—	7,384	7,384
Non-interest expense	(242,991)	(290,960)	(119,015)	(652,966)	(26,762)	(679,728)
Income before income taxes	$116,857	$245,814	$97,999	$460,670	$15,288	$475,958
Nine Months Ended September 30, 2022
Net interest income	$270,561	$333,270	$56,731	$660,562	$26,982	$687,544
Provision for credit losses	(12,727)	(651)	2	(13,376)	782	(12,594)
Non-interest income	82,464	167,581	161,051	411,096	(1,386)	409,710
Investment securities gains (losses), net	—	—	—	—	11,602	11,602
Non-interest expense	(231,683)	(272,219)	(108,967)	(612,869)	(19,168)	(632,037)
Income before income taxes	$108,615	$227,981	$108,817	$445,413	$18,812	$464,225
Increase (decrease) in income before income taxes:
Amount	$8,242	$17,833	$(10,818)	$15,257	$(3,524)	$11,733
Percent	7.6%	7.8%	(9.9%)	3.4%	(18.7)%	2.5%

Consumer
For the nine months ended September 30, 2023, income before income taxes for the Consumer segment increased $8.2 million, or 7.6%, compared to the first nine months of 2022. The increase in income before income taxes was mainly due to an increase in net interest income of $34.3 million, or 12.7%, partly offset by a decrease in non-interest income of $7.7 million, or 9.3%, and increases in non-interest expense of $11.3 million, or 4.9%, and the provision for credit losses of $7.1 million, or 55.4%. Net interest income increased due to a $32.8 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and a $31.8 million increase in loan interest income. These increases were partly offset by higher deposit interest expense of $30.3 million. Non-interest income decreased mainly due to lower deposit account fees (mainly overdraft and return item fees) and mortgage banking revenue, partly offset by growth in net debit card fees. Non-interest expense increased over the same period in the previous year mainly due to higher salaries and benefits expense, FDIC insurance expense and allocated support costs for consumer administration and operations, partly offset by lower marketing expense. The provision for credit losses totaled $19.8 million, and increased over the first nine months of 2022, mainly due to higher consumer credit card and personal loan net charge-offs.

Commercial
For the nine months ended September 30, 2023, income before income taxes for the Commercial segment increased $17.8 million, or 7.8%, compared to the same period in the previous year. This increase was mainly due to growth in net interest income and non-interest income, partly offset by higher non-interest expense. Net interest income increased $22.4 million, or 6.7%, mainly due to higher loan interest income of $223.5 million. This increase was partly offset by lower net allocated funding credits of $76.2 million and increases of $83.3 million in deposit interest expense and $41.9 million in interest expense on customer repurchase agreements. Non-interest income increased $16.7 million, or 10.0%, over the previous year mainly due to growth in net bank card fees (mainly corporate card and merchant fees), deposit account fees (mainly corporate cash management fees), letters of credit fees and cash sweep commissions, partly offset by a decline in capital market fees. Non-interest expense increased $18.7 million, or 6.9%, mainly due to higher salaries and benefits expense, FDIC insurance expense and allocated service and support costs (mainly bank operations, commercial sales and products and credit administration). These increases were partly offset by lower allocated support costs for information technology. The provision for credit losses increased $2.6 million over the same period last year, mainly due to higher business loan net charge-offs.

Wealth
Wealth segment pre-tax profitability for the nine months ended September 30, 2023 decreased $10.8 million, or 9.9%, from the same period in the previous year. Net interest income decreased $2.5 million, or 4.5%, mainly due to a $12.3 million decline in net allocated funding credits and a $17.2 million increase in deposit interest expense, partly offset by a $27.0 million increase in loan interest income. Non-interest income increased $1.8 million, or 1.1%, over the prior year largely due to higher private client trust fees and cash sweep commissions, partly offset by lower brokerage fees. Non-interest expense increased $10.0 million, or 9.2%, mainly due to higher salaries and benefits expense and the deconversion costs previously mentioned. The provision for credit losses increased $16 thousand over the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio, brokered deposits, and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was $3.5 million lower than in the same period last year. Unallocated securities gains were $7.4 million in the first nine months of 2023 compared to gains of $11.6 million in 2022. Also, the unallocated provision for credit losses increased $7.4 million, primarily driven by an increase in the provision for credit losses on loans, partly offset by a decrease in the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first nine months of 2023 was $35.2 million, or $12.1 million higher than net charge-offs due to an increase in the allowance for credit losses on loans. In the comparable period last year, the provision for credit losses on loans was $6.8 million, or $6.7 million lower than net charge-offs, due to a decrease in the allowance for credit losses on loans. For the nine months ended September 30, 2023, the Company's provision on unfunded lending commitments was a benefit of $5.6 million. Additionally, non-interest expense increased $7.6 million. These decreases to pre-tax profitability were partly offset by higher net interest income of $8.0 million, and non-interest income of $7.7 million.

Regulatory Changes
During the second quarter of 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a proposed rule to impose a special assessment to recover losses to the FDIC’s Deposit Insurance Fund following the failure of two financial institutions. The proposed rule applies to all insured depository institutions. Under the proposed rule, the assessment base for would be equal to an insured depository institution’s estimated insured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The proposed special assessment would apply an annual rate of 12.5 basis points. If the final rule is adopted as proposed, the estimated impact of the special assessment on the Company is approximately $14.9 million to be recognized at the time the rule is finalized and paid in eight quarterly installments beginning in the first quarter of 2024. The actual assessment may vary as a result of the final rule.

In July 2023, the SEC adopted a final rule requiring registrants provide enhanced disclosures regarding cybersecurity incidents as well as reporting on cybersecurity risk management, strategy, and governance. The final rule requires registrants to disclose on Form 8-K material cybersecurity incidents within four business days after the company determines that the cybersecurity incident is material. Additionally, registrants are also required to disclose annually on Form 10-K information the Company’s processes for assessing, identifying, and managing material risks from cybersecurity threats, management’s role in assessing and managing material risks from cybersecurity threats, and the board of directors’ oversight of cybersecurity risks. Companies are required to comply with the Form 8-K incident disclosure requirements beginning December 18, 2023. The annual disclosures in Form 10-K are required for fiscal years ending on or after December 15, 2023.

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

Disclosure Improvements The FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative," in October 2023. The amendments in this Update modify the disclosure or presentation requirements of a variety of topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2023 and 2022

	Third Quarter 2023			Third Quarter 2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,849,227	$85,104	5.77%	$5,317,696	$52,813	3.94%
Real estate — construction and land	1,508,850	31,070	8.17	1,288,721	17,133	5.27
Real estate — business	3,642,010	56,236	6.13	3,258,128	36,121	4.40
Real estate — personal	2,992,500	28,126	3.73	2,844,376	24,065	3.36
Consumer	2,102,281	31,630	5.97	2,101,622	22,110	4.17
Revolving home equity	304,055	5,947	7.76	280,923	3,413	4.82
Consumer credit card	564,039	19,570	13.77	550,058	16,711	12.05
Overdrafts	5,341	—	—	4,438	—	—
Total loans	16,968,303	257,683	6.02	15,645,962	172,366	4.37
Loans held for sale	5,714	152	10.55	7,170	159	8.80
Investment securities:
U.S. government and federal agency obligations	986,284	5,750	2.31	1,113,442	12,664	4.51
Government-sponsored enterprise obligations	55,676	331	2.36	55,753	332	2.36
State and municipal obligations(A)	1,391,541	6,823	1.95	2,052,908	11,758	2.27
Mortgage-backed securities	6,161,348	31,942	2.06	6,847,912	33,323	1.93
Asset-backed securities	2,553,562	14,129	2.20	3,870,953	15,782	1.62
Other debt securities	514,787	2,268	1.75	587,026	2,852	1.93
Trading debt securities(A)	35,044	451	5.11	35,621	246	2.74
Equity securities(A)	12,230	711	23.06	8,838	604	27.11
Other securities(A)	237,518	7,859	13.13	208,708	3,729	7.09
Total investment securities	11,947,990	70,264	2.33	14,781,161	81,290	2.18
Federal funds sold	2,722	45	6.56	13,486	94	2.77
Securities purchased under agreements to resell	712,472	3,740	2.08	1,379,341	5,984	1.72
Interest earning deposits with banks	2,337,744	31,738	5.39	980,273	5,571	2.25
Total interest earning assets	31,974,945	363,622	4.51	32,807,393	265,464	3.21
Allowance for credit losses on loans	(158,335)			(137,833)
Unrealized gain (loss) on debt securities	(1,458,141)			(1,064,534)
Cash and due from banks	295,711			310,713
Premises and equipment, net	463,828			408,884
Other assets	990,683			536,901
Total assets	$32,108,691			$32,861,524
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,436,149	194.05		$1,595,857	177.04
Interest checking and money market	13,048,199	43,601	1.33	14,423,713	7,368.20
Certificates of deposit of less than $100,000	1,423,965	15,499	4.32	397,071	411.41
Certificates of deposit of $100,000 and over	1,718,126	18,942	4.37	578,158	871.60
Total interest bearing deposits	17,626,439	78,236	1.76	16,994,799	8,827.21
Borrowings:
Federal funds purchased	$508,851	$6,833	5.33	51,929	$315	2.41
Securities sold under agreements to repurchase	2,283,020	18,431	3.20	2,199,866	7,576	1.37
Other borrowings(B)	685,222	9,160	5.30	2,010	9	1.78
Total borrowings	3,477,093	34,424	3.93	2,253,805	7,900	1.39
Total interest bearing liabilities	21,103,532	112,660	2.12%	19,248,604	16,727.34%
Non-interest bearing deposits	7,939,190			10,758,353
Other liabilities	367,741			123,691
Equity	2,698,228			2,730,876
Total liabilities and equity	$32,108,691			$32,861,524
Net interest margin (FTE)		$250,962			$248,737
Net yield on interest earning assets			3.11%			3.01%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2023 and 2022

	Nine Months 2023			Nine Months 2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,754,947	$239,181	5.56%	$5,342,326	$133,631	3.34%
Real estate — construction and land	1,456,986	85,201	7.82	1,216,860	40,148	4.41
Real estate — business	3,554,347	157,306	5.92	3,172,832	91,095	3.84
Real estate — personal	2,962,619	81,351	3.67	2,826,441	69,804	3.30
Consumer	2,089,524	88,144	5.64	2,071,019	58,891	3.80
Revolving home equity	300,502	16,754	7.45	275,713	8,267	4.01
Consumer credit card	558,741	57,415	13.74	542,895	47,011	11.58
Overdrafts	4,810	—	—	5,044	—	—
Total loans	16,682,476	725,352	5.81	15,453,130	448,847	3.88
Loans held for sale	5,793	448	10.34	8,154	470	7.71
Investment securities:
U.S. government and federal agency obligations	1,039,921	19,730	2.54	1,112,201	35,751	4.30
Government-sponsored enterprise obligations	66,056	1,352	2.74	54,443	962	2.36
State and municipal obligations(A)	1,571,132	24,626	2.10	2,085,539	35,655	2.29
Mortgage-backed securities	6,309,586	97,702	2.07	7,105,874	104,695	1.97
Asset-backed securities	2,869,252	44,836	2.09	3,947,148	40,378	1.37
Other debt securities	521,187	7,204	1.85	622,065	9,143	1.97
Trading debt securities(A)	42,392	1,494	4.71	40,052	700	2.34
Equity securities(A)	12,340	2,140	23.19	9,141	1,823	26.66
Other securities(A)	247,019	18,297	9.90	198,763	17,417	11.72
Total investment securities	12,678,885	217,381	2.29	15,175,226	246,524	2.17
Federal funds sold	16,262	639	5.25	6,315	114	2.41
Securities purchased under agreements to resell	787,070	11,791	2.00	1,604,300	15,669	1.31
Interest earning deposits with banks	1,816,210	70,328	5.18	1,606,452	9,150.76
Total interest earning assets	31,986,696	1,025,939	4.29	33,853,577	720,774	2.85
Allowance for credit losses on loans	(155,870)			(140,686)
Unrealized gain (loss) on debt securities	(1,392,373)			(699,908)
Cash and due from banks	306,441			321,994
Premises and equipment, net	448,168			405,856
Other assets	936,131			538,438
Total assets	$32,129,193			$34,279,271
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,500,666	573.05		$1,589,668	512.04
Interest checking and money market	13,076,565	93,419.96		14,738,322	11,071.10
Certificates of deposit of less than $100,000	975,175	27,049	3.71	412,739	755.24
Certificates of deposit of $100,000 and over	1,367,560	39,985	3.91	695,332	1,768.34
Total interest bearing deposits	16,919,966	161,026	1.27	17,436,061	14,106.11
Borrowings:
Federal funds purchased	$503,301	$18,816	5.00	$62,909	546	1.16
Securities sold under agreements to repurchase	2,302,289	52,940	3.07	2,388,295	10,960.61
Other borrowings(B)	951,971	37,027	5.20	1,607	22	1.83
Total borrowings	3,757,561	108,783	3.87	2,452,811	11,528.63
Total interest bearing liabilities	20,677,527	269,809	1.74%	19,888,872	25,634.17%
Non-interest bearing deposits	8,421,754			11,168,031
Other liabilities	360,506			255,041
Equity	2,669,406			2,967,327
Total liabilities and equity	$32,129,193			$34,279,271
Net interest margin (FTE)		$756,130			$695,140
Net yield on interest earning assets			3.16%			2.75%
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

	September 30, 2023		June 30, 2023
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$(20.6)	(2.08)%	$(30.9)	(3.09)%
200 basis points rising	(17.7)	(1.79)	(24.4)	(2.44)
100 basis points rising	(9.1)	(.92)	(11.1)	(1.11)
100 basis points falling	$(.6)	(.06)	(3.3)	(.33)
200 basis points falling	(11.0)	(1.11)	(16.6)	(1.66)
300 basis points falling	(27.0)	(2.71)	(34.3)	(3.43)

Under the simulation, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is slightly improved compared to the scenarios in the previous quarter. This was primarily due to a decrease in wholesale funding, which is more rate sensitive, partly offset by non-interest bearing demand deposit accounts transitioning to more rate sensitive deposit sweep accounts. In addition, premium money market deposit account rates increased in the flat rate scenario to a point where the forecasted rates are less sensitive in rising rate scenarios and more sensitive in falling rate scenarios when compared to the previous quarter.

The comparison above provides insight into potential effects of changes in rates and deposit levels on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company maintains a portfolio of investments, which includes available for sale debt securities, trading securities, equity securities, and other investments. At September 30, 2023, the Company did not hold any investments classified as held-to-maturity. The Company's available for sale debt securities portfolio is carried at fair value, with unrealized gains and losses carried in accumulated other comprehensive income (loss) within shareholder's equity. The fair value of investments, including available for sale debt investments, may change with changes in interest rates, credit concerns, or other economic factors. Due to the rapid rise of interest rates during 2022 and 2023, the fair value of the Company's available of sale debt securities included a net unrealized loss of $1.6 billion at September 30, 2023. Although as of September 30, 2023, the Company has the intent and ability to maintain its available for sale debt investments until maturity, if in the future the Company were to elect to sell or needed to sell the investments before their maturity, the Company could realize significant losses in its income statement.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 - 31, 2023	26,643	$52.93	26,643	2,531,829
August 1 - 31, 2023	305,314	$51.24	305,314	2,226,515
September 1 - 30, 2023	56,347	$48.49	56,347	2,170,168
Total	388,304	$50.96	388,304	2,170,168

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2022 of 5,000,000 shares, 2,170,168 shares remained available for purchase at September 30, 2023.

Item 5. OTHER INFORMATION
During the three months ended September 30, 2023, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. EXHIBITS
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below.

10 — Amended and restated Commerce Bancshares, Inc. Executive Incentive Compensation Plan (EICP) effective December 1, 2023

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: November 6, 2023		Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: November 6, 2023		(Chief Accounting Officer)