Form 10-K
period 2023-12-31
COMMERCE BANCSHARES INC /MO/
filed 2024-02-22
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________
For the Fiscal Year Ended December 31, 2023
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
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,672,000,000.
As of February 21, 2024, there were 129,877,146 shares of Registrant’s $5 Par Value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2024 annual meeting of shareholders, which will be filed within 120 days of December 31, 2023, are incorporated by reference into Part III of this Report.

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

Commerce Bancshares, Inc. and its subsidiaries (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2023, the Company had consolidated assets of $31.7 billion, loans of $17.2 billion, deposits of $25.4 billion, and equity of $3.0 billion. The Company's principal markets, which are served by 141 branch facilities, are located throughout Missouri, Kansas, and central Illinois, as well as Tulsa and Oklahoma City, Oklahoma and Denver, Colorado. Its two largest markets are St. Louis and Kansas City, which serve as central hubs for the Company. The Company also has offices in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, Grand Rapids, and Naples that support customers in its commercial and/or wealth segments and operates a commercial payments business with sales representatives covering the continental United States of America (“U.S.”).

The Company’s goal is to be the preferred provider of financial services in its communities, based on strong customer relationships built through providing top quality service with a strong risk management culture, and employing a strong balance sheet with strong capital levels. The Company operates under a super-community banking format which incorporates large bank product offerings coupled with deep local market knowledge, augmented by experienced, centralized support in select, critical areas. The Company’s focus on local markets is supported by an experienced team of bankers assigned to each market coupled with industry specialists. The Company also uses regional advisory boards, comprised of local business leaders, professionals and other community representatives, who assist the Company in responding to local banking needs. In addition to this local market, community-based focus, the Company offers sophisticated financial products usually only available at larger financial institutions.

The markets the Bank serves are mainly located in the lower Midwest, which provides natural sites for production and distribution facilities and serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, technology, financial services, aircraft and general manufacturing, health care, numerous service industries, and food and agricultural production. The personal real estate lending operations of the Bank are predominantly centered in its principal markets.

From time to time, the Company evaluates the potential acquisition of various financial institutions. In addition, the Company regularly considers the purchase and disposition of real estate assets and branch locations. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and either possess significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. In the second quarter of 2023, the Company acquired L.J. Hart & Company, a municipal bond underwriter and advisor.

Employees and Human Capital
The Company employed 4,592 persons on a full-time basis and 136 persons on a part-time basis at December 31, 2023. None of the Company's employees are represented by collective bargaining agreements.

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

The Company believes inclusion builds stronger companies with better results and focuses its efforts around four key pillars: its workforce, its suppliers, its community and its customers. Internal teams continue to iterate to build plans for growth in all four areas. The Company continues to build a sense of belonging by engaging team members in a variety of Employee Resource Groups (ERGs) to support its diverse workforce. RISE (empowering women), EMERGE (connecting young professionals), VIBE (valuing multicultural perspectives), PRIDE (engaging the LGBTQIA+ community), SALUTE (supporting veterans), and ENABLE (supporting team members with disabilities and their caregivers) are important forums that provide team members opportunities to connect, learn, and encourage diverse perspectives. Participation in these ERGs is voluntary, and more than 40% of team members belong to one of these groups. The Company’s longstanding approach of “doing what’s right” continues to guide its focus on its team members and communities.

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

Competition
The Company operates in the highly competitive environment of financial services. The Company regularly faces competition from banks, savings and loan associations, credit unions, brokerage companies, mortgage companies, insurance companies, trust companies, credit card companies, private equity firms, leasing companies, securities brokers and dealers, financial technology companies, e-commerce companies, investment management companies, and other companies providing financial services. Some of these competitors are not subject to the same regulatory restrictions as domestic banks and bank holding companies. Some other competitors are significantly larger than the Company, and therefore have greater economies of scale, greater financial resources, higher lending limits, and may offer products and services that the Company does not provide. The Company competes by providing a broad offering of products and services to support the needs of customers, matched with a strong commitment to customer service. The Company also competes based on quality, innovation, convenience, reputation, industry knowledge, and price. In its two largest markets, the Company has approximately 12% of the deposit market share in Kansas City and approximately 7% of the deposit market share in St. Louis.

Operating Segments
The Company is managed in three operating segments: Commercial, Consumer, and Wealth. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, payment solutions, leasing, and international services, as well as business and government deposit, investment, institutional brokerage, and cash management services. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, and consumer debit and credit bank card activities. The Wealth segment provides traditional trust and estate planning services, consumer brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. In 2023, the Commercial, Consumer and Wealth segments contributed 53%, 25% and 21% of total segment pre-tax income, respectively. See the section captioned "Operating Segments" in Item 7, Management's Discussion and Analysis, of this report and Note 13 to the consolidated financial statements for additional discussion on operating segments.

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

Deposit Insurance
Substantially all of the deposits held by the Bank are insured up to applicable limits (generally $250,000 per depositor for each account ownership category) by the FDIC's Deposit Insurance Fund (DIF) and are subject to deposit insurance assessments to maintain the DIF. In 2011, the FDIC released a final rule to implement provisions of the Dodd-Frank Act that affected deposit insurance assessments. Among other things, the Dodd-Frank Act raised the minimum designated reserve ratio from 1.15% to 1.35% of estimated insured deposits, removed the upper limit of the designated reserve ratio, and required the FDIC to offset the effect of increasing the minimum designated reserve ratio on depository institutions with total assets of less than $10 billion. Due to growth in insured deposits during the first half of 2020, the DIF reserve ratio fell below statutory minimum of 1.35% on June 30, 2022. The FDIC Board of Directors adopted an Amended Restoration Plan in an effort to restore the reserve ratio to at least 1.35% by September 30, 2028. The FDIC Board also increased base deposit insurance assessment rates by 2 basis points, which took effect on January 1, 2023.

In November 2023, the FDIC Board of Directors approved a final rule implementing a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank earlier in 2023. As a result of the FDIC's approval of its final rule, the Company accrued $16.0 million in the fourth quarter of 2023 for the one-time special assessment. For the year ended December 31, 2023, the Company's deposit insurance expense was $33.2 million.

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

A comprehensive capital framework was established by the Basel Committee on Banking Supervision, which was effective for large and internationally active U.S. banks and bank holding companies on January 1, 2015. A key goal of the Basel III framework was to strengthen the capital resources of banking organizations during normal and challenging business environments. Basel III increased minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, stock repurchases and executive compensation. The rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. At December 31, 2023, the Company's capital ratios are well in excess of those minimum ratios required by Basel III.

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

Stress Testing
As required by the Dodd-Frank Act, the Company performed stress tests as specified by the Federal Reserve requirement and published results beginning in 2014 through 2017. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted, which eliminated the required stress testing under the Dodd-Frank Act for banks with consolidated assets of less than $250 billion. While not required to perform stress testing, the Company continues to perform periodic stress-testing based on its own internal criteria.

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
The concentration of the Company’s banking business in the United States particularly exposes it to downturns in the U.S. economy. In particular, the Company may face the following risks in connection with market conditions:
•In 2023, the United States ("U.S.") economy faced a series of challenges, including high inflation, rising interest rates, and slowing economic growth. Uncertainties about global geopolitical tensions and volatile financial markets raised concerns about the potential for a recession in the U.S. Despite these challenges, the U.S. economy was resilient in 2023 with stronger-than-expected results in the fourth quarter, including a robust labor market and a rallying stock market.
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
•While the COVID-19 pandemic appears to be over, the impact on businesses is still uncertain. During the pandemic, there was a shift from in-office work to remote work. This shift appears to be permanent for some businesses and partial for others. As a result, businesses are reevaluating their office space needs and, in some cases, reducing their leased office space, selling commercial office buildings, or leasing space no longer needed. The impact of this shift is not fully known and could result in reduced demand for office space, lower lease rates for office space, and lower values of office buildings. These factors may contribute to higher delinquencies and net charge-offs for commercial office real estate loans. Additionally, businesses that cater to or are located near dense areas of office buildings may be adversely impacted, which could result in higher delinquencies and net charge-offs for certain commercial borrowers.
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
The Company’s success is heavily influenced by the general economic conditions of the specific markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides financial services primarily throughout the states of Missouri, Kansas, central Illinois, Oklahoma, and Colorado. It also has a growing presence in additional states through its offices in: Texas, Iowa, Indiana, Michigan, Ohio, Florida, and Tennessee that serve commercial or trust customers. As the Company does not have a significant banking presence in other parts of the country, a prolonged economic downturn in these markets could have a material adverse effect on the Company’s financial condition and results of operations.

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
As part of the financial services industry, the Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer, restrict the Company's ability to pay dividends, subject the Company to higher capital requirements, and/or increase the ability of non-banks to offer competing financial services and products, among other things. During November 2023, the FDIC approved a final rule implementing a one-time special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank earlier in 2023. The Company accrued $16.0 million in the fourth quarter of 2023 for the special assessment. Assessments driven by regulation, such as these, increased the Company's expenses in 2023 and additional assessments could further increase the Company's expenses.

Beyond the expense of additional regulation, failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

Climate-related and other Environmental, Social, and Governance ("ESG") developments could result in additional regulation and reporting for the Company.
In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other ESG matters. For example, in March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including the Company, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers.

Liquidity and Capital Risks
The Company is subject to both interest rate and liquidity risk.
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 64% of total revenue for the year ended December 31, 2023. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues and costs for earning assets and liabilities, and could significantly impact the Company’s net interest income.

As the economy rebounded from the COVID-19 pandemic-induced recession, high inflation experienced in 2022 continued into 2023. In response, the Federal Reserve Board significantly increased the benchmark interest rate from nearly zero at the start of 2022 to between 4.25% and 4.50% at the end of 2022. The Federal Reserve Board continued to raise interest rates at a more modest pace to between 5.25% and 5.50% by the end of July 2023. Elevated rates have created competition for deposits and unrealized losses in fixed rate asset portfolios. Future economic conditions or other factors could shift monetary policy resulting in additional increases or decreases in the benchmark rate. Furthermore, changes in interest rates could result in unanticipated changes to customer deposit balances and adversely affect the Company’s liquidity position.

The soundness of other financial institutions could adversely affect the Company.
As demonstrated within the industry during 2023, the Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institution counterparties. Financial services institutions are interrelated because of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Transactions with these institutions include overnight and term borrowings, interest rate swap agreements, securities purchased and sold, short-term investments, and other such transactions. Because of this exposure, defaults by, or rumors or questions about, one or more financial services institutions or the financial services industry in general, could lead to market-wide liquidity problems and defaults by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client, while other transactions expose the Company to liquidity risks should funding sources quickly disappear. In addition, the Company’s credit risk may be exacerbated when the collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the exposure due to the Company. Any such losses could materially and adversely affect results of operations.

Events impacting the banking industry during the first few months of 2023, including the failure of Silicon Valley Bank in March, resulted in decreased confidence in regional banks among deposit customers, investors, and other counterparties. Additionally, these events caused significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates, which, among other things, resulted in unrealized losses in the Company's available for sale debt securities portfolio and increased competition for bank deposits. These events had, and could again have, adverse impacts on the market price and volatility of the Company’s stock. These events could also lead to increases in the Company’s interest expense, as it has raised and may continue to raise interest rates paid to depositors in order to compete with other banks, and in an effort to replace deposits, seek borrowings which carry higher interest rates.

Bank failures during 2023 caused concern and uncertainty regarding the liquidity adequacy of the banking sector as a whole and resulted in some regional bank customers choosing to maintain deposits with larger financial institutions. A significant reduction in the Company’s deposits could materially and adversely impact the Company’s liquidity, ability to fund loans, and results of operations. In addition to customer deposits, the Company borrows on an overnight and short-term basis from third parties in the form of federal funds purchased and repurchase agreements and through lines of credit and borrowings from the FHLB and FRB. If the Company were not able to access borrowings through those facilities due to an increase in demand from other banks or due to insufficient levels of pledgeable assets, its ability to borrow funds may be materially adversely impacted.

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
The allowance for credit losses on loans and the liability for unfunded lending commitments at December 31, 2023 reflect management's estimate of credit losses expected in the loan portfolio, including unfunded lending commitments, as of the balance sheet date. See Note 2 to the consolidated financial statements and the section captioned “Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for credit losses on loans and the liability for unfunded lending commitments at December 31, 2023.

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
The Company maintains a portfolio of investments, which includes available for sale debt securities, trading securities, equity securities, and other investments. Throughout 2023 and at December 31, 2023, the Company did not hold any investments classified as held-to-maturity. The Company generally invests in liquid, investment grade securities, however, these securities are subject to changes in market value due to changing interest rates and implied credit spreads. While the Company maintains prudent risk management practices over bonds issued by municipalities and other issuers, credit deterioration in these bonds could occur and result in losses. Certain mortgage and asset-backed securities (which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets) may decline in value due to actual or expected deterioration in the underlying collateral. Under accounting rules, when an available for sale debt security is in an unrealized loss position, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the security or believes it is more likely than not that the Company will be required to sell the security before the value recovers. Additionally, the current expected credit loss model (CECL) implemented by the Company on January 1, 2020, requires that lifetime expected credit losses on securities be recorded in current earnings. This could result in significant losses.

The Company could recognize losses on securities held in its securities portfolio, particularly if it were to sell a significant portion of its investments prior to maturity.
The Company's available for sale debt securities portfolio is carried at fair value, with unrealized gains and losses carried in accumulated other comprehensive income (loss) within shareholder's equity. The fair value of investments, including available for sale debt investments, may change with changes in interest rates, credit concerns, or other economic factors. Due to the rapid rise of interest rates during 2022 and 2023, the fair value of the Company's available of sale debt securities included a net unrealized loss of $1.2 billion at December 31, 2023. As of December 31, 2023, the Company has the intent and ability to maintain its available for sale debt investments until recovery of their amortized cost basis. However, if in the future the Company were to elect to sell or needed to sell the investments before the recovery of their amortized cost basis, the Company could realize significant losses in its income statement.

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

Technology Risks
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the entrance of financial technology companies offering new financial service products. The Company regularly upgrades or replaces technological systems to increase efficiency, enhance product and service capabilities, eliminate risks of end-of-lifecycle products, reduce costs, and better serve our customers. As the Company completes system upgrades, it may face operational risks after system conversions, including disruptions to its technology systems, which may adversely impact customers. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may encounter significant problems in effectively implementing new technology-driven products and services and may not be successful in marketing the new products and services to its customers. These problems might include significant time delays, cost overruns, loss of key people, and technological system failures. Failure to successfully keep pace with technological change affecting the financial services industry or failure to successfully complete the replacement of technological systems could have a material adverse effect on the Company’s business, financial condition and results of operations.

General Risks
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

Item 1b.    UNRESOLVED STAFF COMMENTS
None

Item 1c. CYBERSECURITY
Cybersecurity Program and Management Oversight
The Company has established an Information and Cybersecurity program. The program is directed by the Company’s Information Security Strategy Board (“ISSB”). The purpose of the ISSB is to (i) provide management direction and support for information security risk oversight for the Company’s information security program and (ii) to engage Company leaders to promote information security risk awareness and sound information security risk management practices across the organization. The ISSB has been delegated authority from the Company’s Enterprise Risk Management Committee (“ERM Committee”) to advance and monitor the overall effectiveness of the Company’s information security program and risk management activities. The ISSB also has the authority to direct effective and timely implementation of actions to address emerging information security risks and information security risk management deficiencies. The ISSB meets at least quarterly.

The ISSB is responsible for identifying, evaluating and monitoring information security risk across the Company. In order to fulfill this role, the ISSB engages in a variety of activities, including, but not limited to, the following:
a.Review current status of the Company’s overall information security program.
b.Review and monitor impacts, outcomes and remediation plans or mitigation activities related to internal and external security incidents, vulnerability scans or assessments.
c.Review and monitor significant information security related projects and regulatory initiatives.
d.Monitor metrics related to the Company’s information security program.
e.Review and approve new, and modifications to existing, information security policies for which the ISSB has been designated approval authority by the ERM Committee. Existing information security policies are reviewed at least annually.
f.Review information security examination reports and other significant communications from regulatory agencies and the status of any outstanding information security related regulatory findings.
g.Monitor and discuss emerging industry information security risk issues including applicable frameworks, rules and regulations.
h.Identify and analyze significant changes affecting information security risk management such as changes in the external environment, business model and leadership.
i.Review new, expanded or modified software and applications that process, transmit, or store sensitive information to ensure appropriate information security risk management is embedded in the development and implementation processes.

The ISSB is comprised of the following:
a.Chief Information Security Officer – Chair
b.Chief Information Officer
c.Executive Director, Consumer Segment & Strategic Services
d.Managing Counsel
e.Director, Bank Operations
f.Executive Director, Retail
g.Chief Risk Officer
h.Commerce Trust Chief Operating Officer
i.IT General Manager
j.Director, Commercial LOB Products & Operations
k.Director, Audit

The Chief Information Security Officer (“CISO”) is responsible for the Company’s enterprise-wide Information and Cybersecurity Program. Responsibilities include the Information and Cybersecurity program, Security Architecture, Application Security, IT Risk Management, Operational Security, Security Consulting, Awareness and Training, Policies and Standards development, Incident Response and Information Security defense / mitigation strategy, strategic planning, and Vendor and Service Provider monitoring. The CISO has 25 years of experience with Information Security Program development, Application Security program development, IT Risk Management program development, Incident Response preparation, planning, and testing, Operational and Technical Security Architecture, and Creating Zero-Day defense strategies. The CISO is a Certified Information Systems Security Professional, is a member of the Information Systems Security Association and Infragard, and participates in local and national Security consortiums. CISO demonstrates expertise in Graham-Leach-Bliley Act, Health Insurance Portability and Accountability Act, Payment Card Industry, International Organization for Standardization27001, National Institute of Standards and Technology, Open Worldwide Application Security Project, and other programs to provide strategic consulting across a variety of industry sectors.

Governance
The Company’s Board of Directors (the “Board”) is responsible for the oversight of all risk management activities, including cybersecurity risk. The Board has delegated that oversight responsibility to the Audit and Risk Committee. The Audit and Risk Committee has delegated the responsibility to advance and monitor the overall effectiveness of the Company’s risk management activities, including cybersecurity risk, to the ERM Committee. The ERM Committee also has the authority to direct effective and timely implementation of actions to address emerging cybersecurity risks. The ISSB provides quarterly reports to the Operational Risk Management Committee and ERM Committee. Through reports received from the ERM Committee, the Audit and Risk Committee notifies the Board of Directors about new policies and policy changes, changes in standards applied, and key risk metrics to evaluate ongoing cybersecurity threats and security risk exposure (the “Governance Model”). In addition, the ISSB provides a full report on the Company’s cybersecurity framework, risks, initiatives, and significant incidents to the Audit and Risk Committee or the Company’s Board of Directors not less than annually.

Cybersecurity Risk Assessment Strategy, Policies and Standards
The Company’s cybersecurity program is primarily structured based upon national and international security protocols and frameworks. The Company has implemented a strategy to address threats to Company assets. The Company’s Information Security program balances security risks with business goals and provides appropriate protections for the confidentiality, integrity and availability of Company and customer information. The Company conducts benchmark reports of its Information Security program to assess its strength as measured against recommended industry security best practice entities.

The Company has a process to prioritize and manage security related projects. The ISSB provides oversight of program changes, security awareness updates, exposures from new exploits, and risks to information, data and systems. Policies and standards are regularly reviewed within the Governance Model and presented to the Board.

The Company utilizes a risk assessment approach to oversee and identify material risks from cyber threats, which includes information gathering, analysis, and prioritization of mitigation strategies. This approach was designed following security industry standard processes, models and guidelines. Risk assessments are a key component of the overall risk management process. The objectives of the risk assessment process are as follows:
a.Provide assurance that management has implemented appropriate controls to mitigate risk.
b.Identify applications, vendors, service providers, and/or business units that process, transmit, or store sensitive information.
c.Comply with the various regulations addressing data security.
d.Comply with the Company’s information security policies and standards.

The scope of the risk assessment process includes but is not limited to the following asset types:
a.Applications
b.Business units
c.Service providers
d.Servers
e.Databases
f.Data centers
g.Network infrastructure

h.Security infrastructure
i.Storage/recovery
j.Mobile devices
k.Workstations
l.Authentication directory services
m.Cloud.

The Company conducts detailed due diligence (as described below), contract reviews and ongoing monitoring of high-risk third-party service providers. Third-party service providers hosting an application or providing a service that processes, analyzes, transmits, stores, or reports the Company’s sensitive information must complete a control questionnaire. Vendors are subject to rigorous review of the vendor’s internal control policies, procedures, data security and contingency capabilities. Ongoing monitoring is also performed annually on selected service providers. The program requires service providers on the ongoing monitoring list to provide the Company with a third-party security penetration assessment, and other artifacts based on the type of information processed, transmitted, or stored, annually.

The Company has also developed a comprehensive set of key risk metrics to evaluate ongoing cybersecurity threats and the security risk exposure. These metrics are used for threat trending, identifying attack vectors, and determining the effectiveness of controls. Key risk metrics are provided to management monthly and reported through the Governance Model to the Board.

Security event monitoring and detection
The Company formally tracks and reports on major identified risks and vulnerabilities and the results of their analysis and evaluation. These details can then be used to track and monitor their successful management as part of the activity to deliver the required, anticipated results. Security risks are categorized by Practice or Vulnerability (exploitable). The information is reported in the monthly security metrics report along with quarterly reporting to the ISSB.

The Company actively monitors alerts and shared intelligence from a variety of industry-standard sources and takes appropriate actions when warranted. As new threats and vulnerabilities emerge that threaten its systems and data, the Company continues to evaluate and address these threats through a layered security approach.

The Company performs network and application penetration testing on external high-risk applications as well as network penetration testing across its production, test, and disaster recovery networks. The Company also performs tests on its operational defense and response to assess the ability to detect and respond to a threat actor. This allows the Company to test lateral movement, exploitation, data exfiltration, and evaluate its security posture around three primary security functions: detection, prevention, and response. The Company regularly participates in desktop exercises to help demonstrate incident preparedness and regulatory compliance. All testing results are reported to the Board quarterly through the Governance Model.

Incident materiality
The Commerce Bank Cybersecurity Incident Investigation and Response Plan is a component of the Information Security policy and sets forth the severity categories and processes required to assess the impact of a cyber-related incident to the Company. The impact is categorized in one of five severity levels and is expressed in terms of financial loss, strategic objectives, customer, legal and regulatory, reputation, and service interruption. The incident response plan includes timely notification of a material cybersecurity incident to the Board of Directors and other members of senior management.

Like other financial institutions, the Company experiences malicious cyber activity on an ongoing basis directed at its websites, computer systems, software, networks and users. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial of service attacks. The Company also experiences large volumes of phishing and other forms of social engineering attempted for the purpose of perpetuating fraud. While, to date, malicious cyber activity, cyberattacks and other information security breaches have not had a material adverse impact on the Company, risk to its systems remains significant. See Technology Risk "A successful cyber attack or other computer system breach could significantly harm the Company, its reputation and its customers" within Risk Factors Item 1a.

Item 2.    PROPERTIES
The main offices of the Company are located in Kansas City and St. Louis, Missouri. The Company owns its main offices and leases unoccupied premises to the public. The larger office buildings include:

Building	Net rentable square footage	% occupied in total	% occupied by Bank
1000 Walnut Kansas City, MO	391,000	95%	53%
922 Walnut Kansas City, MO	256,000	95	91
811 Main Kansas City, MO	237,000	100	100
8001 Forsyth Clayton, MO	274,000	70	19
8000 Forsyth Clayton, MO	178,000	100	100

The Company has an additional 141 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased.

Item 3.     LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 21, Commitments, Contingencies and Guarantees on page 137.
Item 4.     MINE SAFETY DISCLOSURES
Not applicable

Information about the Company's Executive Officers
The following are the executive officers of the Company as of February 22, 2024, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Kevin G. Barth, 63	Executive Vice President of the Company since April 2005, and Community President and Chief Executive Officer of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.

Derrick R. Brooks, 47	Senior Vice President of the Company and Executive Vice President of Commerce Bank since January 2021. Senior Vice President of Commerce Bank prior thereto.

John K. Handy, 60	Executive Vice President of the Company since January 2018 and Senior Vice President of the Company prior thereto. Community President and Chief Executive Officer of Commerce Bank since January 2018 and Senior Vice President of Commerce Bank prior thereto.

Richard W. Heise, 55	Senior Vice President of the Company since April 2022 and Executive Vice President of Commerce Bank since July 2021. Prior to his employment with Commerce Bank in February 2017, he was employed at a healthcare tech services company where he served as a senior vice president of revenue cycle and financial services.

Robert S. Holmes, 60
Executive Vice President of the Company since April 2015, and Community President and Chief Executive Officer of Commerce Bank since January 2016. Prior to his employment with Commerce Bank in March 2015, he was employed at a Midwest regional bank where he served as managing director and head of Regional Banking.

Kim L. Jakovich, 54	Senior Vice President of the Company since April 2022, and Officer of the Company prior thereto. Senior Vice President of Commerce Bank since July 2015.

Name and Age	Positions with Registrant
Patricia R. Kellerhals, 66	Senior Vice President of the Company since February 2016 and Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since 2005.

David W. Kemper, 73
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

John W. Kemper, 46	Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Commerce Bank since August 2018. Prior thereto, he was Chief Operating Officer of the Company. President of the Company since February 2013 and President of Commerce Bank since March 2013. Member of Board of Directors since September 2015. He is the son of David W. Kemper (Executive Chairman of the Company) and nephew of Jonathan M. Kemper (a former Vice Chairman of the Company).

Charles G. Kim, 63
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Douglas D. Neff, 55	Senior Vice President of the Company since January 2019 and Chairman and Chief Executive Officer of Commerce Bank Southwest Region since 2013.

Thomas J. Noack, 68	Senior Vice President of the Company since October 2018 and was also Secretary and General Counsel of the Company from October 2018 to March 2022. He was Secretary, General Counsel and Vice President of the Company prior to October 2018. Executive Vice President of Commerce Bank since September 2021. Prior thereto, he was Secretary, General Counsel and Vice President of Commerce Bank.

David L. Orf, 57	Executive Vice President of the Company since October 2020 and Chief Credit Officer of the Company since January 2021. Executive Vice President of Commerce Bank since January 2014 and Senior Vice President of Commerce Bank prior thereto.

Paula S. Petersen, 57	Executive Vice President of the Company since January 2022 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since March 2012.

David L. Roller, 53	Senior Vice President of the Company since July 2016 and Senior Vice President of Commerce Bank since September 2010.

Paul A. Steiner, 52	Controller and Chief Accounting Officer of the Company since April 2019. He is also Controller of the Company's subsidiary bank, Commerce Bank. Assistant Controller and Director of Tax of the Company prior thereto.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Commerce Bancshares, Inc.
Common Stock Data
Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 3,373 common shareholders of record as of December 31, 2023. Certain of the Company's shares are held in "nominee" or "street" name and the number of beneficial owners of such shares is approximately 150,000.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2018 with dividends reinvested on a cumulative total shareholder return basis.

Five Year Cumulative Total Return

$250.00
$200.00
$150.00
$100.00
2018
2019
2020
2021
2022
2023
Commerce (CBSH)
KBW NASDAQ Regional Banking
S&P 500

	2018	2019	2020	2021	2022	2023
Commerce (CBSH)	$100.00	$128.71	$133.19	$148.55	$156.88	$131.93
KBW NASDAQ Regional Banking	100.00	123.87	113.14	154.61	143.91	143.34
S&P 500	100.00	131.47	155.58	200.19	163.91	206.95

The Company has a long history of paying dividends. 2023 marked the 55th consecutive year of growth in our regular common dividend, and the Company has also issued an annual 5% common stock dividend for the past 30 years. However, payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Board of Directors makes the dividend determination quarterly.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1 - 31 2023	58,835	$44.18	58,835	2,111,333
November 1 - 30 2023	224,014	$48.05	224,014	1,887,319
December 1 - 31 2023	130,072	$52.32	130,072	1,757,247
Total	412,921	$48.84	412,921	1,757,247

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2022 of 5,000,000 shares, 1,757,247 shares remained available for purchase at December 31, 2023.

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

Overview
The Company operates as a super-community bank and offers a broad range of financial products to consumer and commercial customers, delivered with a focus on high-quality, personalized service. The Company is headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from 257 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado and commercial offices throughout the nation's midsection. A variety of delivery platforms are utilized, including an extensive network of branches and ATM machines, full-featured online banking, a mobile application, and a centralized contact center.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:
•    Net income and earnings per share — Net income attributable to Commerce Bancshares, Inc. was $477.1 million, a decrease of 2.3% compared to the previous year. The return on average assets was 1.49% in 2023, and the return on average common equity was 17.94%. Diluted earnings per share decreased .8% in 2023 compared to 2022.
•    Total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2023 increased $82.5 million, or 5.5%, from 2022, as net interest income grew $55.9 million, and non-interest income increased $26.5 million. Growth in net interest income resulted principally from increases in interest income from loans, partly offset by an increase in interest expense on deposits and borrowings. The increase in non-interest income in 2023 was mainly due to higher bankcard transaction fees and trust fees.
•    Non-interest expense — Total non-interest expense increased 9.7% this year compared to 2022, mainly due to higher salaries and employee benefits expense and higher deposit insurance expense due to a special FDIC assessment accrued in 2023.
•    Asset quality — Net loan charge-offs totaled $31.1 million in 2023, an increase of $12.0 million from those recorded in 2022, and averaged .19% of loans in 2023, as compared to .12% of loans in 2022. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $7.6 million at December 31, 2023, compared to $8.4 million at December 31, 2022, and represented .04% of loans outstanding at December 31, 2023.
•    Shareholder return — During 2023, the Company paid cash dividends of $1.03 per share on its common stock, representing an increase of 7.1% over the previous year. In 2023, the Company issued its 30th consecutive annual 5% common stock dividend, and in February 2024, the Company's Board of Directors authorized an increase of 5.1% in the common cash dividend. The Company purchased 1,354,811 shares in 2023. Total shareholder return, including the change in stock price and dividend reinvestment, was 5.7%, 8.7%, and 8.7% over the past 5, 10, and 15 years, respectively.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

	2023	2022	2021	2020	2019
(Based on average balances)
Return on total assets	1.49%	1.45%	1.55%	1.20%	1.67%
Return on common equity	17.94	17.31	15.37	10.64	14.06
Equity to total assets	8.33	8.39	10.11	11.18	12.20
Loans to deposits (1)	66.31	55.41	56.46	67.73	71.54
Non-interest bearing deposits to total deposits	32.61	39.02	40.46	37.83	32.03
Net yield on interest earning assets (tax equivalent basis)	3.16	2.85	2.58	2.99	3.48
(Based on end of period data)
Non-interest income to revenue (2)	36.47	36.71	40.15	37.87	38.98
Efficiency ratio (3)	59.17	56.90	57.64	57.19	56.87
Tier I common risk-based capital ratio	15.25	14.13	14.34	13.71	13.93
Tier I risk-based capital ratio	15.25	14.13	14.34	13.71	14.66
Total risk-based capital ratio	16.03	14.89	15.12	14.82	15.48
Tier I leverage ratio	11.25	10.34	9.13	9.45	11.38
Tangible common equity to tangible assets ratio (4)	8.85	7.32	9.01	9.92	10.99
Common cash dividend payout ratio	28.24	26.10	23.12	35.32	27.52
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

(Dollars in thousands)	2023	2022	2021	2020	2019
Total equity	$2,964,230	$2,481,577	$3,448,324	$3,399,972	$3,138,472
Less non-controlling interest	20,114	16,286	11,026	2,925	3,788
Less preferred stock	—	—	—	—	144,784
Less goodwill	146,539	138,921	138,921	138,921	138,921
Less intangible assets*	4,058	4,305	4,604	4,958	1,785
Total tangible common equity (a)	$2,793,519	$2,322,065	$3,293,773	$3,253,168	$2,849,194
Total assets	$31,701,061	$31,875,931	$36,689,088	$32,922,974	$26,065,789
Less goodwill	146,539	138,921	138,921	138,921	138,921
Less intangible assets*	4,058	4,305	4,604	4,958	1,785
Total tangible assets (b)	$31,550,464	$31,732,705	$36,545,563	$32,779,095	$25,925,083
Tangible common equity to tangible assets ratio (a)/(b)	8.85%	7.32%	9.01%	9.92%	10.99%
* Intangible assets other than mortgage servicing rights.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2023	2022	2021	'23-'22	'22-'21	'23-'22	'22-'21
Net interest income	$998,129	$942,185	$835,424	$55,944	$106,761	5.9%	12.8%
Provision for credit losses	(35,451)	(28,071)	66,326	7,380	94,397	26.3	(142.3)
Non-interest income	573,045	546,535	560,393	26,510	(13,858)	4.9	(2.5)
Investment securities gains (losses), net	14,985	20,506	30,059	(5,521)	(9,553)	(26.9)	(31.8)
Non-interest expense	(930,982)	(848,777)	(805,901)	82,205	42,876	9.7	5.3
Income taxes	(134,549)	(132,358)	(145,711)	2,191	(13,353)	1.7	(9.2)
Income (expense) attributable to non-controlling interest	(8,117)	(11,621)	(9,825)	(3,504)	1,796	(30.2)	18.3
Net income attributable to Commerce Bancshares, Inc.	$477,060	$488,399	$530,765	$(11,339)	$(42,366)	(2.3)%	(8.0)%
N.M. - Not meaningful.

Net income attributable to Commerce Bancshares, Inc. (net income) for 2023 was $477.1 million, a decrease of $11.3 million, or 2.3%, compared to $488.4 million in 2022. Diluted income per common share was $3.64 in 2023, compared to $3.67 in 2022. The decrease in net income resulted mainly from an increase of $82.2 million in non-interest expense, partly offset by increases in net interest income of $55.9 million and non-interest income of $26.5 million. The return on average assets was 1.49% in 2023 compared to 1.45% in 2022, and the return on average common equity was 17.94% in 2023 compared to 17.31% in 2022. At December 31, 2023, the ratio of tangible common equity to tangible assets increased to 8.85%, compared to 7.32% at year end 2022.

During 2023, net interest income grew mainly due to increases of $338.1 million in interest income earned on loans and $88.2 million in interest income earned on deposits with banks, mainly due to higher average rates, partly offset by increases in interest expense on deposits and borrowings of $215.7 million and $110.2 million, respectively, mainly due to higher average rates paid. Total rates earned on average interest earning assets increased 134 basis points this year, while funding costs for deposits and borrowings increased 156 basis points.  The provision for credit losses increased mainly due to higher net loan charge-offs and an increase in the estimate of the allowance for credit losses this year compared to last year. Net loan charge-offs increased $12.0 million, mainly due to higher credit card, consumer and business loan net charge-offs in 2023.

Non-interest income grew 4.9% in 2023, mainly due to increases in bank card and trust fees. Net investment securities gains of $15.0 million were recorded in 2023 and were comprised mainly of net fair value gains on the Company's private equity investment portfolio, partly offset by losses on sales of available for sale securities. Non-interest expense increased $82.2 million in 2023 compared to 2022, mainly due to higher salaries and benefits expense and deposit insurance expense.

Net income attributable to Commerce Bancshares, Inc. (net income) for 2022 was $488.4 million, a decrease of $42.4 million, or 8.0%, compared to $530.8 million in 2021. Diluted income per common share was $3.67 in 2022, compared to $3.91 in 2021. The decrease in net income resulted from an increase of $94.4 million in the provision for credit losses, as well as an increase of $42.9 million in non-interest expense and a decrease of $13.9 million in non-interest income. These decreases to net income were partly offset by increases in net interest income of $106.8 million and a decrease in income tax expense of $13.4 million. The return on average assets was 1.45% in 2022 compared to 1.55% in 2021, and the return on average common equity was 17.31% in 2022 compared to 15.37% in 2021. At December 31, 2022, the ratio of tangible common equity to assets decreased to 7.32%, compared to 9.01% at year end 2021.

During 2022, net interest income grew mainly due to increases of $77.6 million in interest income earned on investment securities, due to higher average rates earned and higher average balances, and $75.5 million in interest income earned on loans, mainly due to higher average rates earned, partly offset by an increase in interest expense on deposits and borrowings of $43.9 million, due to higher average rates paid. Total rates earned on average interest earning assets increased 41 basis points in 2022, while funding costs for deposits and borrowings increased 23 basis points.  The provision for credit losses increased in 2022 compared to 2021 due to a significant reduction in the allowance for credit losses on loans during 2021, which did not reoccur in 2022. In addition, there was an increase in the liability for unfunded lending commitments during 2022, compared to a decrease in 2021. Net loan charge-offs increased $496 thousand, mainly due to business loan net charge-offs in 2022, compared to net loan recoveries recorded in 2021, partly offset by lower credit card loan net charge-offs in 2022.

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

The Company distributed a 5% stock dividend for the 30th consecutive year on December 19, 2023. All per share and average share data in this report has been restated for the 2023 stock dividend.

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

Allowance for Credit Losses
The Company's Allowance for Credit Losses policies govern the processes and procedures used to estimate the collectability of its loan portfolio and unfunded lending commitments, and the potential for credit losses in its available for sale debt securities portfolio.

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

Impact if actual results differ from assumptions: The allowance for credit losses represents management’s best estimate of expected current credit losses in the loan portfolio and within the Company’s unfunded lending commitments, but changes in the inputs and assumptions described above could significantly impact the calculated estimated credit losses. Therefore, actual credit losses may differ significantly from estimated results. Significant deterioration in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may require a reduction in the allowance for credit losses. In either instance, changes could have a significant impact on our financial condition and results of operations.

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

Assumptions, Judgments, and Uncertainties: The Company’s model for establishing its allowance for credit losses uses cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Securities for which fair value is less than amortized cost are reviewed for impairment. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or those which have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Certain securities are analyzed using a projected cash flow model, discounted to present value, and compared to the current amortized cost bases of the securities. The model uses input factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. Securities not analyzed using the cash flow model are analyzed by reviewing risk ratings, credit support agreements, and industry knowledge to project future cash flows and any possible credit impairment.

Impact if actual results differ from assumptions: The allowance for credit losses represents management’s best estimate of expected credit losses in the available for sale debt securities portfolio, but significant change in interest rates and deterioration in economic conditions could result in a requirement for additional allowance. Likewise, an increase in interest rates and improved economic conditions may require a reduction in the allowance for credit losses. In either instance, anticipated changes could have a significant impact on our financial condition and results of operations.

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

At December 31, 2023, assets and liabilities measured using observable inputs that are classified as either Level 1 or Level 2 represented 98.2% and 99.6% of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3, and the Company's Level 3 assets totaled $177.8 million, or 1.8% of total assets recorded at fair value on a recurring basis. The fair value hierarchy, the extent to which fair value is used to measure assets and liabilities, and the valuation methodologies and key inputs used are discussed in Note 17 on Fair Value Measurements.

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

	2023			2022
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable-equivalent basis
Loans:
Business	$15,048	$113,212	$128,260	$(14,493)	$25,763	$11,270
Real estate - construction and land	12,264	43,081	55,345	3,034	18,157	21,191
Real estate - business	15,551	64,631	80,182	6,909	22,671	29,580
Real estate - personal	4,589	11,262	15,851	1,452	1,159	2,611
Consumer	840	36,426	37,266	2,516	5,167	7,683
Revolving home equity	1,023	9,127	10,150	(200)	3,002	2,802
Consumer credit card	1,663	10,728	12,391	(3,377)	3,935	558
Total interest on loans	50,978	288,467	339,445	(4,159)	79,854	75,695
Loans held for sale	(137)	83	(54)	(434)	191	(243)
Investment securities:
U.S. government and federal agency obligations	(3,589)	(12,585)	(16,174)	12,468	(4,261)	8,207
Government-sponsored enterprise obligations	205	185	390	92	21	113
State and municipal obligations	(12,406)	(3,435)	(15,841)	1,089	(1,689)	(600)
Mortgage-backed securities	(14,481)	7,436	(7,045)	(82)	40,827	40,745
Asset-backed securities	(17,460)	17,062	(398)	12,336	13,675	26,011
Other securities	2,859	(1,819)	1,040	4,599	(2,133)	2,466
Total interest on investment securities	(44,872)	6,844	(38,028)	30,502	46,440	76,942
Federal funds sold	27	220	247	61	347	408
Securities purchased under agreements to resell	(11,987)	2,989	(8,998)	6,449	(21,179)	(14,730)
Interest earning deposits with banks	6,630	81,520	88,150	(1,375)	13,271	11,896
Total interest income	639	380,123	380,762	31,044	118,924	149,968
Interest expense
Interest bearing deposits:
Savings	(60)	76	16	107	(496)	(389)
Interest checking and money market	(4,055)	125,332	121,277	732	17,247	17,979
Certificates of deposit of less than $100,000	610	36,611	37,221	(174)	485	311
Certificates of deposit of $100,000 and over	5,231	51,928	57,159	(499)	1,820	1,321
Federal funds purchased	9,117	14,312	23,429	42	1,777	1,819
Securities sold under agreements to resell	(124)	49,266	49,142	31	22,362	22,393
Other borrowings	28,598	9,058	37,656	1,817	18	1,835
Total interest expense	39,317	286,583	325,900	2,056	43,213	45,269
Net interest income, fully taxable-equivalent basis	$(38,678)	$93,540	$54,862	$28,988	$75,711	$104,699

Net interest income totaled $998.1 million in 2023, increasing $55.9 million, or 5.9%, compared to $942.2 million in 2022. On a fully taxable-equivalent (FTE) basis, net interest income totaled $1.0 billion, and increased $54.9 million over 2022. This growth was mainly due to increases of $339.4 million in interest earned on loans and $88.2 million in interest earned on balances at the Federal Reserve, both mainly due to higher average rates earned. These increases were partly offset by an increase of $325.9 million in interest expense on deposits and borrowings, mainly due to higher average rates paid, and lower interest earned on investment securities of $38.0 million, mainly due to lower average balances. The net yield on earning assets (FTE) was 3.16% in 2023 compared with 2.85% in 2022. The fully taxable-equivalent basis uses a federal income tax rate of 21%.

During 2023, loan interest income (FTE) grew $339.4 million over 2022 mainly due to an increase in rates earned for all loan categories and a $1.2 billion, or 7.8%, increase in average loan balances. The average fully taxable-equivalent rate earned on the loan portfolio increased 172 basis points to 5.90% in 2023 compared to 4.18% in 2022. The higher rates earned on the loan portfolio were partly related to actions taken by the Federal Reserve to raise short-term interest rates, which caused most of the Company's variable rate loan portfolio to re-price higher. Additionally, fixed rate loans were generally originated in 2023 at higher interest rates than the weighted-average of the portfolio of fixed rate loans. Increased interest earned on business, business real estate and construction and land loans was the main driver of overall higher interest income. Business loan interest income increased $128.3 million due to a 196 basis point increase in the average rate earned and an increase of $405.2 million, or 7.5%, in average balances. Business real estate loan interest grew $80.2 million in 2023 compared to 2022 as a result of an increase of 181 basis points in the average rate earned and higher average balances of $372.0 million, or 11.6%. Interest earned on construction and land loans increased $55.3 million due to an increase of 292 basis points in the average rate earned and growth of $243.8 million, or 19.8%, in average balances. Interest on personal real estate loans increased $15.9 million as the average rate earned increased 38 basis points and the average balance grew $137.4 million. Interest on consumer loans grew $37.3 million over the prior year as the average rate earned increased 174 basis points. Revolving home equity loan interest increased $10.2 million due to an increase of 301 basis points in the average rate earned and growth in average balances of $22.7 million. Interest on consumer credit card loans was higher by $12.4 million due to an increase of 191 basis points in the average rate earned and a $14.0 million increase in average balances.

Fully taxable-equivalent interest income on total investment securities decreased $38.0 million during 2023, as average balances declined $2.6 billion, while the average rate earned increased 14 basis points. The average rate on the total investment securities portfolio was 2.29% in 2023 compared to 2.15% in 2022, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $12.4 billion in 2023 compared to an average balance of $14.9 billion in 2022. The decrease in interest income was mainly due to lower interest income earned on U.S. government securities, state and municipal securities and mortgage-backed securities. Interest earned on U.S. government securities decreased $16.2 million mainly due to lower treasury inflation-protected securities (TIPS) interest income of $14.3 million. Average balances of U.S. government securities decreased $96.0 million and the average rate earned declined 125 basis points. The decrease of $15.8 million in interest earned on state and municipal securities was due to a decrease of $542.8 million in average balances and a decline of 23 basis points in average rate earned. Interest earned on mortgage-backed securities decreased $7.0 million due to a lower average balances of $742.6 million, partly offset by an increase of 12 basis points in the average rate earned. Interest earned on asset-backed securities decreased $398 thousand, due to a decline in average balances of $1.2 billion, mostly offset by an increase of 62 basis points in the average rate earned.

Interest on securities purchased under resell agreements decreased $9.0 million compared to 2022 due to a decrease in average balances of $793.8 million, partly offset by growth of 43 basis points in the average rate. Interest income on balances at the Federal Reserve increased $88.2 million over 2022, mainly due to a 416 basis point increase in the average rate earned and growth in average balances of $597.3 million.

During 2023, interest expense on deposits increased $215.7 million over 2022 and resulted mainly from a 126 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $121.3 million mainly due to higher rates paid, which grew 94 basis points, slightly offset by lower average balances of $1.4 billion. Interest expense on certificates of deposit grew $94.4 million, mainly due to a 350 basis point increase in the average rate paid, coupled with a $1.4 billion increase in average balances. The overall rate paid on total deposits increased from .18% in 2022 to 1.44% in the current year. Interest expense on borrowings increased $110.2 million mainly due to a 210 basis point increase in the rate paid on securities sold under repurchase agreements and an increase in $711.3 million in average Federal Home Loan Bank (FHLB) borrowings. The Company did not have any outstanding FHLB borrowings at December 31, 2023. The overall average rate incurred on all interest bearing liabilities was 1.86% in 2023, compared to .30% in 2022.

Net interest income totaled $942.2 million in 2022, increasing $106.8 million, or 12.8%, compared to $835.4 million in 2021. On an FTE basis, net interest income totaled $951.8 million, and increased $104.7 million over 2021. This growth was mainly due to an increase of $75.7 million in interest earned on loans, due to higher average rates earned and an increase of $76.9 million in interest earned on investment securities, due to higher rates and average balances, partly offset by an increase of $45.3 million in interest expense on deposits and borrowings, due to higher average rates paid. The net yield on earning assets (FTE) was 2.85% in 2022 compared with 2.58% in 2021.

During 2022, loan interest income (FTE) grew $75.7 million over 2021 mainly due to an increase in rates earned for all loan categories. The average fully taxable-equivalent rate earned on the loan portfolio increased 51 basis points to 4.18% in 2022 compared to 3.67% in 2021. The higher rates earned on the loan portfolio were mostly related to actions taken by the Federal Reserve in 2022 to raise short-term interest rates, which caused most of the Company's variable rate loan portfolio to re-price higher. Additionally, fixed rate loans were generally originated in 2022 at higher interest rates than the weighted-average of the portfolio of fixed rate loans. The increase in interest rates earned was partly offset a decline in average loan balances of $102.4 million, or .7%, in 2022. Increased interest earned on business real estate and construction and land loans was the main driver of overall higher interest income. Business real estate loan interest grew $29.6 million in 2022 compared to 2021 as a result of an increase of 71 basis points in the average rate earned and higher average balances of $199.1 million, or 6.6%. Interest earned on construction and land loans increased $21.2 million due to an increase of 147 basis points in the average rate earned and growth of $85.2 million, or 7.4%, in average balances. Business loan interest income increased $11.3 million mainly due to a 49 basis point increase in the average rate earned, partly offset by a decrease of $462.1 million in average balances. Average balances of business loans included average balances of $41.9 million in Paycheck Protection Program (PPP) loans at December 31, 2022, which was a decline of $812.2 million from balances of $854.1 million at December 31, 2021. Interest on personal real estate loans increased $2.6 million as the average balance grew $44.0 million and the average rate earned increased four basis points. Interest on consumer loans grew $7.7 million over 2021 as the average rate earned increased 25 basis points and average balances were higher by $66.2 million. Revolving home equity loan interest increased $2.8 million due to an increase of 108 basis points in the average rate earned, slightly offset by lower average balances of $5.8 million. Interest on consumer credit card loans was higher by $558 thousand due to an increase of 72 basis points in the average rate earned, mostly offset by a decline of $30.3 million, or 5.3%, in average balances.

Fully taxable-equivalent interest income on total investment securities increased $76.9 million during 2022, as average balances grew $1.5 billion and the average rate earned increased 34 basis points. The average rate on the total investment securities portfolio was 2.15% in 2022 compared to 1.81% in 2021, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $14.9 billion in 2022 compared to an average balance of $13.5 billion in 2021. The increase in interest income was mainly due to higher interest income earned on mortgage-backed, asset-backed and U.S. government securities. Interest earned on mortgage-backed securities increased $40.7 million due to a 59 basis point increase in the average rate earned. The increase of $26.0 million in interest earned on asset-backed securities was due to an increase of 35 basis points in the average rate earned coupled with growth of $1.1 billion in average balances. Interest earned on U.S. government securities grew $8.2 million and was mainly impacted by growth of $7.3 million in inflation income on TIPS. Average balances of U.S. government securities increased $301.9 million, while the average rate earned declined 39 basis points.

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

Provision for Credit Losses
The provision for credit losses is comprised of provisions for credit losses on loans and unfunded lending commitments and is recorded to adjust the allowance for credit losses on loans and the liability for unfunded lending commitments to a level deemed adequate by management based on the factors mentioned in the “Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments” section of this discussion. The provision for credit losses was $35.5 million in 2023, an increase of $7.4 million over the 2022 provision.

The provision for credit losses on loans for the year ended December 31, 2023 was $43.3 million, compared to $19.2 million in 2022. The allowance for credit losses on loans totaled $162.4 million at December 31, 2023, an increase of $12.3 million compared to the prior year, and represented .94% of loans at year end 2023, compared to .92% at December 31, 2022.

The provision for unfunded lending commitments was a benefit of $7.9 million during 2023, compared to a provision of $8.9 million in 2022. The liability for unfunded lending commitments was $25.2 million at December 31, 2023, compared to $33.1 million at December 31, 2022.

Non-Interest Income

				% Change
(Dollars in thousands)	2023	2022	2021	'23-'22	'22-'21
Bank card transaction fees	$191,156	$176,144	$167,891	8.5%	4.9%
Trust fees	190,954	184,719	188,227	3.4	(1.9)
Deposit account charges and other fees	90,992	94,381	97,217	(3.6)	(2.9)
Consumer brokerage services	17,223	19,117	18,362	(9.9)	4.1
Capital market fees	14,100	14,231	15,943	(0.9)	(10.7)
Loan fees and sales	11,165	13,141	29,720	(15.0)	(55.8)
Other	57,455	44,802	43,033	28.2	4.1
Total non-interest income	$573,045	$546,535	$560,393	4.9%	(2.5)%
Non-interest income as a % of total revenue*	36.5%	36.7%	40.1%
Total revenue per full-time equivalent employee	$333.0	$324.1	$305.6
*    Total revenue is calculated as net interest income plus non-interest income.

Below is a summary of net bank card transaction fees for the years ended December 31, 2023, 2022 and 2021, respectively.

				% Change
(Dollars in thousands)	2023	2022	2021	'23-'22	'22-'21
Net corporate card fees	$110,641	$100,012	$91,701	10.6%	9.1%
Net debit card fees	43,881	40,968	41,010	7.1	(.1)
Net merchant fees	22,186	20,604	20,036	7.7	2.8
Net credit card fees	14,448	14,560	15,144	(0.8)	(3.9)
Total bank card transaction fees	$191,156	$176,144	$167,891	8.5%	4.9%
Non-interest income totaled $573.0 million, an increase of $26.5 million, or 4.9%, compared to $546.5 million in 2022. Bank card fees increased $15.0 million, or 8.5%, over the prior year, mainly due to increases in net corporate card fees of $10.6 million, net debit card fees of $2.9 million and net merchant fees of $1.6 million. The growth in net corporate card fees over the prior year was mainly due to lower rewards and network expense coupled with higher interchange income. Net debit card fees increased mainly due to lower network expense, while net merchant fees increased mainly due to higher merchant discount fees. Trust fee income increased $6.2 million, or 3.4%, as a result of higher private client trust fees (up 4.3%), which comprised 80.4% of trust fee income in 2023. The market value of total customer trust assets totaled $68.9 billion at year end 2023, which was an increase of 14.2% over year end 2022 balances. Deposit account fees decreased $3.4 million, or 3.6%, mainly due to lower overdraft and return item fees of $8.3 million, partly offset by growth in corporate cash management fees of $3.8 million. In 2023, corporate cash management fees comprised 61.9% of total deposit fees, while overdraft fees comprised 12.8% of total deposit fees. Revenue from consumer brokerage services decreased $1.9 million, or 9.9%, mainly due to lower annuity fees, while loan fees and sales decreased $2.0 million, or 15.0%, mainly due to lower mortgage banking revenue. Other non-interest income increased $12.7 million, or 28.2%, over the prior year mainly due to higher letter of credit fees of $3.2 million, cash sweep commissions of $2.9 million, gains on the sale of real estate of $2.1 million and swap fees of $1.1 million. In addition, increases of $6.4 million in fair value adjustments were recorded on the Company's deferred compensation plan, which are held in a trust and recorded as both an asset and a liability, affecting both other income and other expense. These increases were partly offset by lower tax credit sales income of $2.4 million.

During 2022, non-interest income totaled $546.5 million, a decrease of $13.9 million, or 2.5%, compared to $560.4 million in 2021. Trust fee income decreased $3.5 million, or 1.9%, as a result of lower institutional (down 7.0%), mutual fund (down 10.9%) and private client trust fees (down .3%). Private client trust fees comprised 79.7% of trust fee income in 2022. The market value of total customer trust assets totaled $60.3 billion at year end 2022, which was a decrease of 13.0% from year end 2021 balances. Bank card fees increased $8.3 million, or 4.9%, over 2021, mainly due to an increase in net corporate card fees of $8.3 million. The growth in net corporate card fees over 2021 was mainly due to higher interchange income, partly offset by higher rewards expense. Deposit account fees decreased $2.8 million, or 2.9%, mainly due to lower overdraft and return item fees of $4.2 million and personal account deposit fees of $1.2 million, partly offset by growth in corporate cash management fees of $2.5 million. In 2022, corporate cash management fees comprised 55.6% of total deposit fees, while overdraft fees comprised 21.1% of total deposit fees. In September 2022, the Company implemented enhancements to consumer checking accounts that eliminated return items fees and lowered overdraft fees. Capital market fees decreased $1.7 million, or 10.7%, compared to 2021, while revenue from consumer brokerage services increased $755 thousand, or 4.1%, mainly due to growth in annuity fees. Loan fees and sales decreased $16.6 million, or 55.8%, mainly due to lower mortgage banking revenue. Other non-interest income increased $1.8 million, or 4.1%, over 2021 mainly due to higher cash sweep commissions of $8.2 million and lease income of $1.3 million, income of $2.2 million from a life insurance death benefit recorded in the second quarter of 2022, a $2.6 million loss on an equity method investment recorded in 2021 and a lease impairment of $1.1 million recorded in 2021. These increases were partly offset by gains of $5.6 million recorded mainly on the sales of branch properties in 2021. In addition, a decrease of $6.6 million in fair value adjustments was recorded on the Company's deferred compensation plan.

Investment Securities Gains (Losses), Net

(In thousands)	2023	2022	2021
Net gains (losses) on sales of available for sale debt securities	$(8,444)	$(20,273)	$(3,284)
Net gains (losses) on sales of equity securities	—	17	—
Fair value adjustments on equity securities, net	(487)	(943)	187
Net gains (losses) on sales of private equity investments	(100)	(2,128)	1,452
Fair value adjustments of private equity investments	24,016	43,833	31,704
Total investment securities gains (losses), net	$14,985	$20,506	$30,059

Net gains and losses on investment securities during 2023, 2022 and 2021 are shown in the table above. Included in these amounts are gains and losses arising from sales of securities from the Company’s available for sale debt portfolio and gains and losses relating to private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiary. The gains and losses on private equity investments include fair value adjustments, in addition to gains and losses realized upon disposition. The portions of private equity investment gains and losses that are attributable to minority interests are reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $4.8 million in 2023, $8.5 million in 2022, and $6.5 million in 2021.

Net securities gains of $15.0 million were recorded in 2023, which included net gains of $24.0 million in fair value adjustments on private equity investments. This increase was partly offset by net losses of $8.4 million realized on sales resulting from the Company's sale of approximately $1.1 billion (book value) in bonds, mainly state and municipal securities and asset-backed securities, net losses of $100 thousand on sales of private equity investments, and net losses of $487 thousand in fair value adjustments on equity securities.

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

Net securities gains of $30.1 million were recorded in 2021, which included $1.5 million in net gains realized on sales of private equity investments, net gains of $31.7 million in fair value adjustments on private equity investments, and net gains of $187 thousand in fair value adjustments on equity investments. These net gains were offset by losses of $3.3 million realized on bond sales resulting from the Company's sale of approximately $73 million (book value) of bonds, mainly mortgage-backed securities and municipal securities.

Non-Interest Expense

				% Change
(Dollars in thousands)	2023	2022	2021	'23-'22	'22-'21
Salaries	$492,977	$471,260	$447,238	4.6%	5.4%
Employee benefits	91,086	82,787	78,010	10.0	6.1
Data processing and software	118,758	110,692	101,792	7.3	8.7
Net occupancy	53,629	49,117	48,185	9.2	1.9
Deposit insurance	33,163	10,583	9,094	213.4	16.4
Marketing	24,511	23,827	21,856	2.9	9.0
Equipment	19,548	19,359	18,089	1.0	7.0
Supplies and communication	19,420	18,101	17,118	7.3	5.7
Other	77,890	63,051	64,519	23.5	(2.3)
Total non-interest expense	$930,982	$848,777	$805,901	9.7%	5.3%
Efficiency ratio	59.2%	56.9%	57.6%
Salaries and benefits as a % of total non-interest expense	62.7%	65.3%	65.2%
Number of full-time equivalent employees	4,718	4,594	4,567
Non-interest expense was $931.0 million in 2023, an increase of $82.2 million, or 9.7%, over the previous year. Salaries and benefits expense increased $30.0 million, or 5.4%, mainly due to higher costs for full-time salaries, healthcare expense and payroll taxes, partly offset by lower incentive compensation expense. Full-time equivalent employees totaled 4,718 at December 31, 2023, compared to 4,594 at December 31, 2022. Data processing and software expense increased $8.1 million, or 7.3%, primarily due to increased costs for service providers and higher bank card processing fees. Net occupancy expense increased $4.5 million, or 9.2%, mainly due to higher depreciation expense and real estate taxes, partly offset by higher rent income. Deposit insurance expense increased $22.6 million due to a $16.0 million accrual during the fourth quarter of 2023 for a one-time special assessment by the FDIC to replenish the Deposit Insurance Fund. Marketing expense increased $684 thousand, or 2.9%, while supplies and communication expense increased $1.3 million, or 7.3%, mainly due to higher postage expense, bank card reissuance fees and office supplies expense. Other non-interest expense increased $14.8 million, or 23.5%, mainly due to higher costs for travel and entertainment expense (up $1.9 million), miscellaneous losses (up $2.1 million), pension plan expense ($1.5 million) and lower deferred origination costs (up $1.6 million). In addition, an increase of $6.4 million in fair value adjustments were recorded on the Company's deferred compensation plan, and deconversion costs of $2.1 million relating to the transition of Commerce Financial Advisors support to LPL Financial's Institution Services platform were recorded in 2023.

In 2022, non-interest expense was $848.8 million, an increase of $42.9 million, or 5.3%, over 2021. Salaries and benefits expense increased $28.8 million, or 5.5%, mainly due to higher costs for full-time salaries, incentive compensation, stock compensation, payroll taxes and 401(k) expense. Salaries expense included expense of $5.4 million for special bonuses paid to non-incentivized full-time and part-time employees in 2022. Full-time equivalent employees totaled 4,594 at December 31, 2022, reflecting a 1% increase over 2021. Data processing and software expense increased $8.9 million, or 8.7%, primarily due to higher bank card processing fees, software amortization and expense, and increased costs for service providers. Net occupancy expense increased $932 thousand, or 1.9%, mainly due to higher depreciation, utilities and outside services expense, partly offset by lower real estate taxes expense. Equipment expense increased $1.3 million, or 7.0%, mainly due to higher depreciation and equipment service contract expense, while marketing expense increased $2.0 million, or 9.0%. Supplies and communication expense increased $983 thousand, or 5.7%, mainly due to higher postage and courier expense and bank card reissuance fees, partly offset by lower data network expense. Other non-interest expense increased slightly over 2021. Higher costs for travel and entertainment expense (up $5.1 million), insurance expense (up $1.9 million), depreciation expense on leased assets (up $958 thousand) and airplane expense (up $864 thousand) were offset by $8.2 million in non-recurring litigation settlement costs recorded in 2021. In addition, the previously mentioned fair value adjustments on the Company's deferred compensation plan assets decreased $6.6 million from 2021.

Income Taxes
Income tax expense was $134.5 million in 2023, compared to $132.4 million in 2022 and $145.7 million in 2021. The effective tax rate, including the effect of non-controlling interest, was 22.0% in 2023 compared to 21.3% in 2022 and 21.5% in 2021. Additional information about income tax expense is provided in Note 9 to the consolidated financial statements.

Financial Condition
Loan Portfolio Analysis
Classifications of consolidated loans by major category at December 31, 2023 and 2022 are shown in the table below. This portfolio consists of loans which were acquired or originated with the intent of holding to their maturity. Loans held for sale are separately discussed in a following section. A schedule of average balances invested in each loan category below is disclosed within the Average Balance Sheets section of Management's Discussion and Analysis of Financial Condition and Results of Operations below.

	Balance at December 31
(In thousands)	2023	2022
Commercial:
Business	$6,019,036	$5,661,725
Real estate — construction and land	1,446,764	1,361,095
Real estate — business	3,719,306	3,406,981
Personal banking:
Real estate — personal	3,026,041	2,918,078
Consumer	2,077,723	2,059,088
Revolving home equity	319,894	297,207
Consumer credit card	589,913	584,000
Overdrafts	6,802	14,957
Total loans	$17,205,479	$16,303,131

The table below presents contractual maturities of the loan portfolio, based on payment due dates, as well as a breakdown of fixed rate and floating rate loans at December 31, 2023.

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial:
Business	$2,567,095	$3,009,541	$435,052	$7,348	$6,019,036
Real estate — construction and land	372,555	1,010,254	58,802	5,153	1,446,764
Real estate — business	821,868	2,452,951	435,628	8,859	3,719,306
Personal banking:
Real estate — personal	172,385	546,966	881,128	1,425,562	3,026,041
Consumer	790,458	1,097,854	186,399	3,012	2,077,723
Revolving home equity	16,887	84,981	218,026	—	319,894
Consumer credit card	67,023	200,115	322,775	—	589,913
Overdrafts	6,802	—	—	—	6,802
Total loans	$4,815,073	$8,402,662	$2,537,810	$1,449,934	$17,205,479

Loans with fixed rates	$1,343,238	$3,946,618	$1,359,742	$704,169	$7,353,767
Loans with floating rates	3,471,835	4,456,044	1,178,068	745,765	9,851,712
Total loans	$4,815,073	$8,402,662	$2,537,810	$1,449,934	$17,205,479

The following table shows loan balances at December 31, 2023, segregated between those with fixed interest rates and those with variable rates that fluctuate with an index.

(In thousands)	Fixed Rate Loans	Variable Rate Loans	Total	% Variable Rate Loans
Business	$2,386,522	$3,632,514	$6,019,036	60.4%
Real estate — construction and land	48,130	1,398,634	1,446,764	96.7
Real estate — business	1,515,970	2,203,336	3,719,306	59.2
Real estate — personal	1,846,408	1,179,633	3,026,041	39.0
Consumer	1,522,230	555,493	2,077,723	26.7
Revolving home equity	—	319,894	319,894	100.0
Consumer credit card	27,705	562,208	589,913	95.3
Overdrafts	6,802	—	6,802	—
Total loans	$7,353,767	$9,851,712	$17,205,479	57.3%

Total loans at December 31, 2023 were $17.2 billion, an increase of $902.3 million, or 5.5%, over balances at December 31, 2022. The increase in loans during 2023 occurred in all categories over the previous year, with the exception of overdrafts. Business loans increased $357.3 million, or 6.3%, mainly due to a $173.9 million increase in commercial and industrial loans and a $95.1 million increase in lease loans. Commercial card and tax-advantaged lending, included within business loans, also increased during 2023. Construction loans increased $85.7 million, or 6.3%, mainly due to growth in commercial construction lending. Business real estate loans increased $312.3 million, or 9.2%, due mainly to increases in industrial, hotel and senior living lending, while multi-family and office building lending declined. Personal real estate loans increased $108.0 million, or 3.7%. The Company sells certain long-term fixed rate mortgage loans to the secondary market, and loan sales in 2023 totaled $29.9 million, compared to $111.3 million in 2022. Consumer loans increased $18.6 million, or .9%, mainly due to growth in consumer auto lending. Health services financing and fixed rate home equity loans also increased, offset by declines in other vehicle and equipment lending (mostly comprised of motorcycle loans) and continued run off of marine and recreational vehicle loan balances. Consumer credit card loans increased $5.9 million, or 1.0%, and revolving home equity loan balances increased $22.7 million, or 7.6%, compared to balances at year end 2022.

The Company currently holds approximately 31% of its loan portfolio in the Kansas City market, 25% in the St. Louis market, and 44% in other regional markets. The portfolio is diversified from a business and retail standpoint, with 65% in loans to businesses and 35% in loans to consumers. The Company believes a diversified approach to loan portfolio management, strong underwriting criteria and an aversion toward credit concentrations from an industry, geographic and product perspective, have contributed to low levels of problem loans and credit losses on loans experienced over the last several years.

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. At December 31, 2023, the balance of SNC loans totaled approximately $1.5 billion, with an additional $2.2 billion in unfunded commitments, compared to a balance of $1.4 billion, with an additional $2.0 billion in unfunded commitments, at year end 2022.

Commercial Loans
Business
Total business loans amounted to $6.0 billion at December 31, 2023 and includes loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax-advantaged loans and leases which carry tax-free interest rates. These loans totaled $666.1 million at December 31, 2023, an increase of $48.0 million, or 7.8%, from December 31, 2022 balances. In addition to tax-advantaged leases, the business loan portfolio also includes other direct financing and sales type leases totaling $709.7 million at December 31, 2023, an increase of $95.1 million, or 15.5%, from December 31, 2022. These loans are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. Additionally, the Company has $260.8 million of outstanding loans included within its $272.0 million oil and gas energy-related loan portfolio at December 31, 2023, which is further discussed within the Oil and Gas Energy Lending section of the Risk Elements of Loan Portfolio section located within Management's Discussion and Analysis of Financial Condition and Results of Operations. Also included in the business portfolio are corporate card loans, which totaled $407.6 million at December 31, 2023 and are made in conjunction with the Company’s corporate card business for corporate trade purchases. Corporate card loans are made to corporate, non-profit and government customers nationwide, but have very short-term maturities, which limits credit risk.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado, Texas, Tennessee, Michigan, Indiana, and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, health care, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $3.1 million in 2023 compared to $1.1 million in 2022. Non-accrual business loans were $3.6 million (.1% of business loans) at December 31, 2023 compared to $6.8 million at December 31, 2022.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $1.4 billion at December 31, 2023, an increase of $85.7 million, or 6.3%, from the prior year and comprised 8.4% of the Company’s total loan portfolio. Commercial construction and land development loans totaled $1.3 billion, or 88.0% of total construction loans at December 31, 2023. These loans increased $100.9 million from 2022 year end balances, driving the growth in the total construction portfolio. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2023 totaled $173.1 million, or 12.0% of total construction loans. A stable construction market has contributed to low loss rates on these loans, with net loan recoveries of $115 thousand and no net loan charge-offs in 2023 and 2022, respectively.

Real Estate-Business
Total business real estate loans were $3.7 billion at December 31, 2023 and comprised 21.6% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, distribution facilities, multi-family housing, farms, shopping centers, hotels and motels, churches, and other commercial properties. The business real estate borrowers and/or properties are generally located in local and regional markets where Commerce does business, and emphasis is placed on owner-occupied lending (31.6% of this portfolio), which presents lower risk levels. Additional information about business real estate loans by borrower is disclosed within the Real Estate - Business Loans section of the Risk Elements of Loan Portfolio section located within Management's Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2023, balances of non-accrual loans amounted to $60 thousand, less than .1% of business real estate loans, down from $189 thousand at year end 2022. The Company experienced net loan charge-offs of $104 thousand in 2023, compared to net loan recoveries of $20 thousand in 2022.

Personal Banking Loans
Real Estate-Personal
At December 31, 2023, there were $3.0 billion in outstanding personal real estate loans, which comprised 17.6% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable and fixed rate mortgage loans, and at December 31, 2023, 39% of the portfolio was comprised of adjustable rate loans, while 61% was comprised of fixed rate loans. The Company does not purchase any loans from outside parties or brokers.

The Company originates certain mortgage loans with the intent to sell to the secondary market, generally FNMA or FHLMC conforming fixed rate loans. The remaining loans are originated with the intent to hold to maturity. Of the $510 million of mortgage loans originated in 2023, $29.9 million were sold to the secondary market. This compares to $699 million of mortgage loans originated and $111.3 million of loans sold to the secondary market in 2022. The decrease in loan sales during 2023 compared to 2022 was mainly due to lower demand for mortgage loans. Net loan recoveries in 2023 totaled $37 thousand, and net loan recoveries were $74 thousand in 2022. Balances of non-accrual loans in this category were $1.7 million at December 31, 2023, compared to $1.4 million at year end 2022.

Consumer
Consumer loans consist of private banking, automobile, motorcycle, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, patient health care financing and other types of consumer loans. These loans totaled $2.1 billion at

December 31, 2023. Approximately 39% of the consumer portfolio consists of automobile loans, 32% in private banking loans, 11% in fixed rate home equity loans, and 10% in healthcare financing loans. Total consumer loans increased $18.6 million at year end 2023 compared to year end 2022. Growth of $21.7 million in auto loans was supplemented by increases of $13.7 million and $4.5 million in patient healthcare financing and fixed rate home equity loans, respectively. These increases in consumer loan balances were partially offset by declines of $13.7 million in other vehicle and equipment loans and $3.7 million in marine and RV loans. Net charge-offs on total consumer loans were $6.2 million in 2023, compared to $3.8 million in 2022, averaging .30% and .18% of consumer loans in 2023 and 2022, respectively.

Revolving Home Equity
Revolving home equity loans, of which 100% are adjustable rate loans, totaled $319.9 million at year end 2023. An additional $900.0 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net loan recoveries were $57 thousand in 2023, compared to net loan recoveries of $60 thousand in 2022.

Consumer Credit Card
Total consumer credit card loans amounted to $589.9 million at December 31, 2023 and comprised 3.4% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 37% of the households that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. Approximately 95% of the outstanding credit card loan balances had a floating interest rate at year end 2023, unchanged from year end 2022. Net charge-offs amounted to $19.1 million in 2023, an increase of $6.4 million from $12.7 million in 2022.

Loans Held for Sale
At December 31, 2023, loans held for sale were comprised of certain long-term fixed rate personal real estate loans and loans extended to students while attending colleges and universities. The personal real estate loans are carried at fair value and totaled $1.6 million at December 31, 2023. The student loans, carried at the lower of cost or fair value, totaled $2.2 million at December 31, 2023. This portfolio is further discussed in Note 2 to the consolidated financial statements.

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

At December 31, 2023, the allowance for credit losses on loans was $162.4 million, compared to $150.1 million at December 31, 2022. The allowance for credit losses related to commercial loans increased $4.9 million during 2023, while the allowance for credit losses related to personal banking loans increased $7.4 million. The increase in the allowance for credit losses was due to an increase in outstanding loan balances, slower prepayment speeds, changes in forecast assumptions, and increases in past due consumer and consumer credit card loans. The percentage of allowance to loans increased to .94% at December 31, 2023, compared to .92% at December 31, 2022. See Note 2 to the consolidated financial statements for the various model assumptions utilized in the Company's CECL estimate at December 31, 2023.

Net loan charge-offs totaled $31.1 million in 2023, representing a $12.0 million increase compared to net charge-offs of $19.1 million in 2022. The increase was largely due to higher net charge-offs of $6.4 million, $2.5 million, $2.1 million, and $1.1 million on consumer credit card loans, consumer loans, business loans, and overdrafts, respectively, during 2023. Consumer credit card loan net charge-offs were 3.40% of average consumer credit card loans in 2023, compared to 2.31% in 2022, and consumer loan net charge-offs were .30% of average consumer loans in 2023, compared to .18% in 2022. The ratio of net loan charge-offs to total average loans outstanding was .19% in 2023 and .12% in both 2022 and 2021.

Total loans delinquent 90 days or more and still accruing were $21.9 million at December 31, 2023, an increase of $6.0 million compared to year end 2022. The increase was mainly driven by growth of $2.9 million in personal real estate loans. Non-accrual loans at December 31, 2023 were $7.3 million, a decrease of $994 thousand from the prior year, mainly due to a decrease in business non-accrual loans of $3.1 million, partly offset by an increase of $2.0 million in revolving home equity non-accrual loans. The allowance for credit losses as a percentage of non-accrual loans was 2,220.9% at December 31, 2023, compared to 1,807.6% at December 31, 2022. The increase in the ratio of the allowance to non-accrual loans was driven by the decrease in non-accrual loans outstanding and an increase in the allowance for credit losses. The 2023 year-end balance of non-accrual loans was comprised of $3.6 million of business loans, $1.7 million of personal real estate loans, $2.0 million of revolving home equity loans, and $60 thousand of business real estate loans.

At December 31, 2023, the liability for unfunded lending commitments was $25.2 million, an decrease of $7.9 million compared to December 31, 2022. The decrease in the liability for unfunded lending commitments during 2023 was driven primarily by decreases in the balance of unfunded lending commitments. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded lending commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at December 31, 2023.
The schedules which follow summarize the relationship between loan balances and activity in the allowance for credit losses on loans:

	Years Ended December 31
(Dollars in thousands)	2023	2022	2021
Loans outstanding at end of year(A)	$17,205,479	$16,303,131	$15,176,359
Average loans outstanding(A)	$16,777,150	$15,561,987	$15,664,388
Allowance for credit losses:
Balance at end of prior year	$150,136	$150,044	$220,834
Provision for credit losses on loans	43,325	19,155	(52,223)
Loans charged off:
Business	3,751	1,474	810
Real estate — construction and land	—	—	3
Real estate — business	134	6	155
Real estate — personal	41	159	134
Consumer	8,323	6,073	5,370
Revolving home equity	11	77	188
Consumer credit card	24,105	19,039	27,461
Overdrafts	3,803	2,414	1,506
Total loans charged off	40,168	29,242	35,627
Recoveries of loans previously charged off:
Business	647	421	5,568
Real estate — construction and land	115	—	2
Real estate — business	30	26	219
Real estate — personal	78	233	232
Consumer	2,075	2,283	2,814
Revolving home equity	68	137	185
Consumer credit card	5,052	6,381	7,453
Overdrafts	1,037	698	587
Total recoveries	9,102	10,179	17,060
Net loans charged off	31,066	19,063	18,567
Balance at end of year	$162,395	$150,136	$150,044
Ratio of allowance to loans at end of year	.94%	.92%	.99%
Ratio of provision to average loans outstanding	.26%	.12%	(.33)%
Non-accrual loans	$7,312	$8,306	$9,157
Ratio of non-accrual loans to total loans outstanding	.04%	.05%	.06%
Ratio of allowance for credit losses on loans to non-accrual loans	2,220.94	1,807.56	1,638.57
(A)    Net of unearned income, before deducting allowance for credit losses on loans, excluding loans held for sale.

	Years Ended December 31
	2023	2022	2021
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	.05%	.02%	(.08%)
Real estate — construction and land	(.01)	—	—
Consumer	.30	.18	.13
Revolving home equity	(.02)	(.02)	—
Consumer credit card	3.40	2.31	3.47
Overdrafts	56.19	30.40	21.20
Ratio of total net charge-offs to total average loans outstanding	.19%	.12%	.12%
Average loans outstanding by loan class are listed on the Company's average balance sheet on page 60.

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan category and the percentage of each loan category to total loans outstanding at year end.

(Dollars in thousands)	2023			2022
	Credit Loss Allowance Allocation	% of Loans to Total Loans	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of Loans to Total Loans	% of ACL to Loan Category
Business	$47,114	35.0%	.78%	$46,340	34.8%	.82%
RE — construction and land	31,373	8.4	2.17	28,799	8.3	2.12
RE — business	29,714	21.6	.80	28,154	20.9	.83
RE — personal	11,999	17.6	.40	10,047	17.9	.34
Consumer	11,665	12.1	.56	10,252	12.6	.50
Revolving home equity	1,753	1.9	.55	1,576	1.8	.53
Consumer credit card	28,667	3.4	4.86	24,858	3.6	4.26
Overdrafts	110	—	1.62	110.1		.74
Total	$162,395	100.0%	.94%	$150,136	100.0%	.92%

The following schedule shows the liability for unfunded lending commitments.

	Years Ended December 31
(In thousands)	2023	2022	2021
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$33,120	$24,204	$38,307
Provision for credit losses on unfunded lending commitments	(7,874)	8,916	(14,103)
Balance at end of period	$25,246	$33,120	$24,204

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

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2023	2022	2021	2020	2019
Total non-accrual loans	$7,312	$8,306	$9,157	$26,540	$10,220
Real estate acquired in foreclosure	270	96	115	93	365
Total non-performing assets	$7,582	$8,402	$9,272	$26,633	$10,585
Non-performing assets as a percentage of total loans	.04%	.05%	.06%	.16%	.07%
Non-performing assets as a percentage of total assets	.02%	.03%	.03%	.08%	.04%
Loans past due 90 days and still accruing interest	$21,864	$15,830	$11,726	$22,190	$19,859

Non-accrual loans totaled $7.3 million at year end 2023, a decrease of $994 thousand from the balance at year end 2022. The decrease from December 31, 2022 occurred mainly in business loans, which decreased $3.1 million. This decrease was partially offset by an increase in revolving home equity loans of $2.0 million. At December 31, 2023, non-accrual loans were comprised of business (49.6%), revolving home equity (27.0%), personal real estate (22.6%), and business real estate (0.8%) loans. Foreclosed real estate totaled $270 thousand at December 31, 2023, an increase of $174 thousand when compared to December 31, 2022. Total non-performing assets remain low compared to the overall banking industry in 2023, with the non-performing assets to total loans ratio at .04% at December 31, 2023. Total loans past due 90 days or more and still accruing interest were $21.9 million as of December 31, 2023, an increase of $6.0 million when compared to December 31, 2022. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $216.4 million at December 31, 2023, compared with $259.7 million at December 31, 2022, resulting in a decrease of $43.3 million or 16.7%. The decrease in potential problem loans was largely driven by a $47.5 million decrease in construction and land loans and a $41.7 million decrease in business real estate loans, partly offset by a $45.3 million increase in business loans.

	December 31
(In thousands)	2023	2022
Potential problem loans:
Business	$74,760	$29,455
Real estate – construction and land	—	47,493
Real estate – business	140,800	182,526
Real estate – personal	827	250
Total potential problem loans	$216,387	$259,724

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

Real Estate - Construction and Land Loans
The Company’s portfolio of construction and land loans, as shown in the table below, amounted to 8.4% of total loans outstanding at December 31, 2023. The largest component of construction and land loans was commercial construction, which increased $100.9 million during the year ended December 31, 2023. At December 31, 2023, multi-family residential construction loans totaled approximately $414.6 million, or 33.9%, of the commercial construction loan portfolio.

(Dollars in thousands)	December 31, 2023	% of Total	% of Total Loans	December 31, 2022	% of Total	% of Total Loans
Commercial construction	$1,222,961	84.5%	7.1%	$1,122,105	82.4%	6.9%
Residential construction	110,687	7.7	.6	138,311	10.2	.8
Residential land and land development	62,417	4.3	.4	50,012	3.7	.3
Commercial land and land development	50,699	3.5	.3	50,667	3.7	.3
Total real estate – construction and land loans	$1,446,764	100.0%	8.4%	$1,361,095	100.0%	8.3%

Real Estate – Business Loans
Total business real estate loans were $3.7 billion at December 31, 2023 and comprised 21.6% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, distribution facilities, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans. Approximately 31.6% of these loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	December 31, 2023	% of Total	% of Total Loans	December 31, 2022	% of Total	% of Total Loans
Owner-occupied	$1,175,476	31.6%	6.8%	$1,136,189	33.3%	7.0%
Industrial	630,713	17.0	3.7	478,534	14.0	2.9
Office	489,320	13.2	2.8	497,601	14.6	3.1
Retail	366,693	9.9	2.1	322,971	9.5	2.0
Hotels	292,941	7.9	1.7	230,972	6.8	1.4
Multi-family	256,657	6.9	1.5	308,156	9.0	1.9
Farm	195,981	5.3	1.1	195,920	5.8	1.2
Senior living	183,778	4.9	1.1	131,217	3.9	.8
Other	127,747	3.3	.8	105,421	3.1	.6
Total real estate - business loans	$3,719,306	100.0%	21.6%	$3,406,981	100.0%	20.9%

Information about the credit quality of the Company's business real estate loan portfolio as of December 31, 2023 and December 31, 2022 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
December 31, 2023
Owner-occupied	$1,146,112	$10,376	$18,928	$60	$1,175,476
Industrial	630,644	69	—	—	630,713
Office	489,320	—	—	—	489,320
Retail	349,321	15,500	1,872	—	366,693
Hotels	282,105	9,253	1,583	—	292,941
Multi-family	255,507	1,150	—	—	256,657
Farm	195,981	—	—	—	195,981
Senior living	69,379	—	114,399	—	183,778
Other	127,505	242	—	—	127,747
Total	$3,545,874	$36,590	$136,782	$60	$3,719,306
December 31, 2022
Owner-occupied	$1,129,343	$632	$6,084	$130	$1,136,189
Industrial	478,534	—	—	—	478,534
Office	494,169	3,432	—	—	497,601
Retail	321,041	—	1,930	—	322,971
Hotels	174,558	9,725	46,689	—	230,972
Multi-family	286,202	1,975	19,979	—	308,156
Farm	195,685	177	—	58	195,920
Senior living	23,514	—	107,702	1	131,217
Other	105,144	277	—	—	105,421
Total	$3,208,190	$16,218	$182,384	$189	$3,406,981

Revolving Home Equity Loans
The Company has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (91.9%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the following tables, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. The weighted average FICO score for the total portfolio balance at December 31, 2023 was 785. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. Over the next three years, approximately 17.3% of the Company's current outstanding balances are expected to mature. Of these balances, 84.0% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

(Dollars in thousands)	Principal Outstanding at December 31, 2023	*	New Lines Originated During 2023	*	Unused Portion of Available Lines at December 31, 2023	*	Balances Over 30 Days Past Due	*
Loans with interest-only payments	$293,847	91.9%	$230,809	72.2%	$876,328	273.9%	$3,752	1.2%
Loans with LTV:
Between 80% and 90%	30,231	9.5	10,125	3.2	45,523	14.2	604.2
Over 90%	2,053	0.6	195.1		2,151	0.7	—	—
Over 80% LTV	$32,284	10.1%	$10,320	3.2%	$47,674	14.9%	$604.2%
Total loan portfolio from which above loans were identified	$319,894		$237,719		$899,980
* Percentage of total principal outstanding of $319.9 million at December 31, 2023.

(Dollars in thousands)	Principal Outstanding at December 31, 2022	*	New Lines Originated During 2022	*	Unused Portion of Available Lines at December 31, 2022	*	Balances Over 30 Days Past Due	*
Loans with interest-only payments	$271,772	91.4%	$232,767	78.3%	$822,413	276.7%	$1,757.6%
Loans with LTV:
Between 80% and 90%	30,110	10.1	18,229	6.1	49,154	16.5	97	—
Over 90%	2,288	0.8	820.3		2,469	0.8	16	—
Over 80% LTV	$32,398	10.9%	$19,049	6.4%	$51,623	17.4%	$113	—%
Total loan portfolio from which above loans were identified	$297,207		$244,310		$846,361
* Percentage of total principal outstanding of $297.2 million at December 31, 2022.

Consumer Loans
The Company's consumer loans totaled $2.1 billion and comprised 12% of total loans outstanding at December 31, 2023. Within the consumer loan portfolio are several direct and indirect product lines comprised mainly of loans secured by automobiles, motorcycles, marine, and RVs. Auto loans comprised 39% of the consumer loan portfolio at December 31, 2023, and outstanding balances in the auto loan portfolio were $820.3 million and $798.6 million at December 31, 2023 and 2022, respectively. The balances over 30 days past due amounted to $9.5 million at December 31, 2023, compared to $9.9 million at the end of 2022, and comprised 1.2% of the outstanding balances of these loans at both December 31, 2023 and 2022. For the year ended December 31, 2023, $364.9 million of new auto loans were originated, compared to $329.3 million during 2022. At December 31, 2023, the automobile loan portfolio had a weighted average FICO score of 756, and net charge-offs on auto loans were .5% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 11% of the consumer loan portfolio at December 31, 2023. Losses on these loans have historically been low, and the Company had net recoveries of $68 thousand in 2023. Private banking loans comprised 32% of the consumer loan portfolio at December 31, 2023. The Company's private banking loans are generally well-collateralized and at December 31, 2023 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $2.4 million in 2023 and were .3% of the average balances of these loans at December 31, 2023.

Consumer Credit Card Loans
The Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at December 31, 2023 of $589.9 million in consumer credit card loans outstanding, approximately $114.8 million, or 19.5%, carried a low promotional rate. Within the next six months, $47.8 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card promotional feature, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $272.0 million at December 31, 2023, a decrease of $24.4 million from year end 2022, as shown in the table below.

(In thousands)	December 31, 2023	December 31, 2022	Unfunded commitments at December 31, 2023
Extraction	$219,828	$235,933	$125,445
Mid-stream shipping and storage	35,505	43,432	99,026
Downstream distribution and refining	8,890	7,675	11,290
Support activities	7,811	9,387	5,027
Total energy lending portfolio	$272,034	$296,427	$240,788

Investment Securities Analysis
Investment securities are comprised of securities that are classified as available for sale, equity, trading or other. The largest component, available for sale debt securities, decreased 20.6% during 2023 to $10.9 billion (excluding unrealized gains/losses in fair value) at year end 2023. During 2023, debt securities of $138.8 million were purchased, which included $100.3 million in U.S. government and federal agency obligations and $37.6 million in government-sponsored enterprise obligations. Total sales, maturities and pay downs of available for sale debt securities were $3.0 billion during 2023. During 2024, maturities and pay downs of approximately $1.8 billion are expected to occur. The Company's tax-exempt investment portfolio is primarily comprised of tax-exempt municipal bonds. In 2023 the Company's tax-exempt investment portfolio represented 30% of the Company's total state and municipal investment portfolio, as compared to 50% in 2022. The average tax equivalent yield earned on total investment securities was 2.29% in 2023 and 2.15% in 2022.

At December 31, 2023, the fair value of available for sale securities was $9.7 billion, which included a net unrealized loss in fair value of $1.2 billion, compared to a net unrealized loss of $1.5 billion at December 31, 2022. The overall unrealized loss in fair value at December 31, 2023 included net losses of $24.8 million is U.S. government and federal agency obligations, net losses of $149.2 million in state and municipal securities, and net losses of $987.1 million in mortgage and asset-backed securities. For the year ended December 31, 2023, the Company did not recognize a credit loss expense on any available for sale debt securities.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2023	2022
Amortized Cost
U.S. government and federal agency obligations	$841,267	$1,078,807
Government-sponsored enterprise obligations	55,658	55,729
State and municipal obligations	1,346,633	1,965,028
Agency mortgage-backed securities	4,621,821	5,087,893
Non-agency mortgage-backed securities	1,331,288	1,423,469
Asset-backed securities	2,200,712	3,588,025
Other debt securities	507,386	539,255
Total available for sale debt securities	$10,904,765	$13,738,206
Fair Value
U.S. government and federal agency obligations	$816,514	$1,035,406
Government-sponsored enterprise obligations	43,962	43,108
State and municipal obligations	1,197,419	1,767,109
Agency mortgage-backed securities	3,901,346	4,308,427
Non-agency mortgage-backed securities	1,157,898	1,211,607
Asset-backed securities	2,107,485	3,397,801
Other debt securities	460,136	474,858
Total available for sale debt securities	$9,684,760	$12,238,316

At December 31, 2023, the available for sale portfolio included $3.9 billion of agency mortgage-backed securities, which are collateralized bonds issued by agencies including FNMA, GNMA, FHLMC, FHLB, and Federal Farm Credit Banks. Non-agency mortgage-backed securities totaled $1.2 billion and included $336.0 million collateralized by commercial mortgages and $821.9 million collateralized by residential mortgages at December 31, 2023.

At December 31, 2023, U.S. government obligations included TIPS of $404.4 million, at fair value. Other debt securities include corporate bonds, notes and commercial paper.

The types of securities held in the available for sale security portfolio at year end 2023 are presented in the table below. Additional detail by maturity category is provided in Note 3 to the consolidated financial statements.

	December 31, 2023
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	8.4%	1.19%	2.3	years
Government-sponsored enterprise obligations	0.5	2.38	12.4
State and municipal obligations	12.2	1.78	7.0
Agency mortgage-backed securities	40.3	2.10	6.9
Non-agency mortgage-backed securities	12.0	2.37	5.9
Asset-backed securities	21.8	2.33	1.9
Other debt securities	4.8	1.91	4.8
*Based on call provisions and estimated prepayment speeds.

Equity securities include common and preferred stock with readily determinable fair values that totaled $5.7 million at December 31, 2023, compared to $6.2 million at December 31, 2022.

Other securities totaled $222.5 million at December 31, 2023 and $225.0 million at December 31, 2022. These include Federal Reserve Bank stock and Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities and are carried at cost. Also included in other securities are private equity investments which are held by a subsidiary qualified as a Small Business Investment Company. These investments are carried at estimated fair value, but are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks.

Other securities at year end for the past two years are shown below:

	December 31
(In thousands)	2023	2022
Federal Reserve Bank stock	$35,166	$34,795
Federal Home Loan Bank stock	10,640	10,678
Equity method investments	—	1,434
Private equity investments in debt securities	67,322	66,899
Private equity investments in equity securities	109,345	111,228
Total other securities	$222,473	$225,034

In addition to its holdings in the investment securities portfolio, the Company invests in securities purchased under agreements to resell, which totaled $450.0 million at December 31, 2023 and $825.0 million at December 31, 2022. Of the total resale agreements outstanding at December 31, 2023, $325.0 million mature in 2024 and $125.0 million mature in 2025. The resale agreements have fixed rates or variable rates that fluctuate with published indices. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $479.0 million in marketable investment securities at December 31, 2023. The average rate earned on these agreements during 2023 was 1.9%, compared to 1.5% in 2022.

At December 31, 2022, the Company also held offsetting repurchase and resale agreements totaling $200.0 million, which are further discussed in Note 20 to the consolidated financial statements. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have been offset against each other in the balance sheet, as permitted under current accounting guidance. The agreements matured in 2023 and earned an average of 30 basis points during 2023, compared to 29 basis points in 2022.

Deposits and Borrowings
Deposits, including both individual and corporate customer deposits, are the primary funding source for the Bank and are acquired from a broad base of local markets. Total period-end deposits were $25.4 billion at December 31, 2023, compared to $26.2 billion last year, reflecting a decrease of $823.5 million, or 3.1%.

Average deposits decreased $2.8 billion, or 9.9%, in 2023 compared to 2022, resulting from decreases of $6.1 billion and $2.7 billion in money market account balances and business demand deposits, respectfully. Partially offsetting these decreases were increases in interest checking and certificate of deposit account balances of $4.7 billion and $1.4 billion, respectively.

The following table shows year end deposit balances by type, as a percentage of total deposits.

	December 31
	2023	2022
Non-interest bearing	31.4%	38.4%
Savings, interest checking and money market	57.2	57.8
Certificates of deposit of less than $100,000	3.7	1.5
Certificates of deposit of $100,000 and over	7.7	2.3
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 72% and 81% of average earning assets in 2023 and 2022, respectively. Average balances by major deposit category for the last six years are disclosed in the Average Balance Sheets section of Management's Discussion and Analysis of Financial Condition and Results of Operations. A maturity schedule of all certificates of deposits outstanding at December 31, 2023 is included in Note 7 on Deposits in the consolidated financial statements.

Total uninsured deposits were calculated using the same methodology that the Company uses to determine uninsured deposits for regulatory reporting and amounted to $10.8 billion and $11.0 billion at December 31, 2023 and December 31, 2022. The following table shows a detailed breakdown of the maturities of uninsured certificates of deposit at December 31, 2023. The Company estimated the uninsured deposits in the following table by aggregating all deposit balances by customer and assuming federal deposit insurance would first apply to demand deposits, followed by savings deposits, and lastly to time deposits (beginning with the earliest maturity deposits).

(In thousands)	Uninsured Certificates of Deposit at December 31, 2023
Due in 3 months or less	$957,796
Due in over 3 through 6 months	234,012
Due in over 6 through 12 months	246,055
Due in over 12 months	96,924
Total	$1,534,787

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. Total balances of federal funds purchased and repurchase agreements outstanding at December 31, 2023 were $2.9 billion, comprised of federal funds purchased of $261.3 million and repurchase agreements of $2.6 billion. Compared to balances at December 31, 2022, December 31, 2023 balances of federal funds purchased increased $101.4 million and repurchase agreements outstanding decreased $34.4 million. On an average basis, these borrowings increased $400.4 million, or 16.4%, during 2023, due to an increase of $412.5 million in average federal funds purchased and a decrease of $12.2 million (average) in repurchase agreements. The average rates paid on federal funds purchased and repurchase agreements were 5.1% and 3.12%, respectively, during 2023, compared to rates of 2.21% on federal funds purchased and 1.02% paid on repurchase agreements during 2022.

In addition to the funding sources above, the Company may borrow from the FHLB on a short-term basis or long-term basis. During 2023, the Company had average short-term borrowings from the FHLB of $756.4 million. All of the short-term borrowings were repaid by the Company before December 31, 2023, and the average rate paid on the FHLB borrowings during 2023 was 5.22%. During 2022, the Company had average short-term borrowings from the FHLB of $45.1 million. All of the short-term borrowings were repaid by the Company before December 31, 2022, and the average rate paid on the FHLB borrowings was 4.02%. The Company did not borrow any long-term funds from the FHLB during 2023 or 2022.

Liquidity and Capital Resources
Liquidity Management
Liquidity is managed within the Company in order to satisfy cash flow requirements of deposit and borrowing customers while at the same time meeting its own cash flow needs. The Company has taken numerous steps to address liquidity risk and has developed a variety of liquidity sources which it believes will provide the necessary funds for future growth or to replace deposit runoff during periods of stress and uncertainty in the banking industry. The Company manages its liquidity position through a variety of actions and sources including:
•A portfolio of liquid investments with overnight maturities,
•A portfolio of liquid available for sale debt securities,
•A diversified customer deposit base spread across three business segments,
•Access to the brokered certificate of deposit market,
•A loan to deposit ratio lower than industry average,
•Maintaining excellent debt ratings from both Standard & Poor's and Moody's national rating services,
•Available borrowing capacity of unsecured, overnight federal funds purchased, and
•Available borrowing capacity from the FHLB and Federal Reserve Bank.

The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, available for sale debt securities, and securities purchased under agreements to resell. At December 31, 2023 and 2022, such assets were as follows:

(In thousands)	2023	2022
Balances at the Federal Reserve Bank	$2,239,010	$389,140
Federal funds sold	5,025	49,505
Securities purchased under agreements to resell	450,000	825,000
Available for sale debt securities	9,684,760	12,238,316
Total	$12,378,795	$13,501,961

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.2 billion at December 31, 2023. There were $5.0 million federal funds sold at December 31, 2023, which are funds lent to the Company’s correspondent bank customers with overnight maturities. The fair value of the available for sale debt portfolio was $9.7 billion at December 31, 2023 and included an unrealized loss of $1.2 billion. The total net unrealized loss included net losses of $987.1 million on mortgage-backed and asset-backed securities, $149.2 million on state and municipal obligations, and $47.3 million on other debt securities.

Resale agreements totaled $450.0 million at December 31, 2023, with $325.0 million of the agreements maturing in the first quarter of 2024 and $125.0 million maturing in the first quarter of 2025. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $479.0 million in fair value at December 31, 2023.

The available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.1 years. Approximately $1.8 billion of the available for sale debt portfolio is expected to mature or pay down during 2024, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. At December 31, 2023 and 2022, total investment securities pledged for these purposes were as follows:

(In thousands)	2023	2022
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$2,636,523	$11,469
FHLB borrowings and letters of credit	301,617	1,817
Repurchase agreements *	2,710,616	2,950,240
Other deposits	1,818,092	1,772,974
Total pledged securities	7,466,848	4,736,500
Unpledged and available for pledging	2,211,243	6,545,695
Ineligible for pledging	6,669	956,121
Total available for sale debt securities, at fair value	$9,684,760	$12,238,316
* Includes securities pledged for collateral swaps, as discussed in Note 20 to the consolidated financial statements

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 66.3% for the year ended December 31, 2023. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts, totaled $22.5 billion and represented 88.7% of the Company’s total deposits at December 31, 2023. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Core deposits decreased $2.7 billion at year end 2023 compared to year end 2022, primarily due to decreases in consumer and commercial deposits of $1.6 billion and $935 million, respectively. While the Company considers core consumer and wealth management deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.8 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.8 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2023	2022
Core deposit base:
Non-interest bearing	$7,975,935	$10,066,356
Interest checking	7,020,134	1,854,336
Savings and money market	7,492,139	13,272,645
Total	$22,488,208	$25,193,337

Certificates of deposit of $100,000 or greater totaled $1.9 billion at December 31, 2023. These deposits are normally considered more volatile and higher costing, and comprised 7.7% of total deposits at December 31, 2023.

Amid the banking sector's period of uncertainty during the second quarter of 2023, the Company issued several tranches of short-term brokered certificates of deposit totaling $1.2 billion, which all matured by December 31, 2023. While it is not clear how many brokered certificates of deposit the market would allow the Company to issue, the Company believes brokered certificates of deposits may be an additional, reliable source of liquidity during periods of stress in the banking industry.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	2023	2022
Borrowings:
Federal funds purchased	$261,305	$159,860
Securities sold under agreements to repurchase	2,647,510	2,681,874
Other debt	1,404	9,672
Total	$2,910,219	$2,851,406

Federal funds purchased, which totaled $261.3 million at December 31, 2023, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At December 31, 2023, the Company had approved lines of credit totaling $4.0 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company’s investment portfolio. Total repurchase agreements at December 31, 2023 were comprised of non-insured customer funds totaling $2.6 billion, and securities pledged as collateral for these retail agreements totaled $2.7 billion.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2023.

	December 31, 2023
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$2,521,750	$4,877,381	$7,399,131
Letters of credit issued	(639,525)	—	(639,525)
Available for future advances	$1,882,225	$4,877,381	$6,759,606

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $1.8 billion in 2023, as reported in the consolidated statements of cash flows. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $488.8 million and has historically been a stable source of funds. Investing activities provided cash of $2.2 billion. Sales and maturities proceeds (net of purchases) of investment securities provided cash of $2.8 billion, repayments of securities purchased under agreements to resell (net of securities purchased under agreements to resell) provided cash of $375.0 million, and a net increase in the loan portfolio used cash of $933.7 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

During 2023, financing activities used cash of $883.1 million. This decrease in cash was largely driven by a decline in deposits, which used cash of $730.8 million. The Company paid cash dividends of $134.7 million on common stock, and treasury stock purchases used cash of $76.4 million during 2023. Federal funds purchases and short-term securities sold under agreements to repurchase provided cash of $67.1 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company believes it maintains adequate liquidity to meet these cash flows.

Cash outflows resulting from the Company’s transactions in its common stock were as follows:

(In millions)	2023	2022	2021
Purchases of treasury stock	$76.4	$186.6	$129.4
Common cash dividends paid	134.7	127.5	122.7
Cash used	$211.1	$314.1	$252.1

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

(In millions)	2023	2022	2021
Dividends received from subsidiaries	$280.0	$300.0	$340.0
Management fees	47.8	38.6	36.3
Total	$327.8	$338.6	$376.3

These sources of funds are used mainly to pay cash dividends on outstanding stock, pay general operating expenses, and purchase treasury stock. At December 31, 2023, the Parent’s investment securities totaled $16.5 million at fair value, consisting mainly of corporate bonds and preferred stock. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2023 or 2022.

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

A table summarizing contractual cash obligations of the Company at December 31, 2023, and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Operating lease obligations	$6,393	$8,475	$7,124	$12,861	$34,853
Purchase obligations	271,288	442,052	135,445	77,485	926,270
Certificates of Deposit*	2,647,310	214,803	13,577	—	2,875,690
Total	$2,924,991	$665,330	$156,146	$90,346	$3,836,813
*Includes principal payments only.

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $14.5 billion (including approximately $5.4 billion in unused, approved credit card lines) and the contractual amount of standby letters of credit totaling $590.6 million at December 31, 2023. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At December 31, 2023, the liability for unfunded commitments totaled $25.2 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. No contributions to the defined benefit plan were made in 2023, 2022 or 2021, and the Company is not required nor does it expect to make a contribution in 2024.

The Company has investments in low-income housing partnerships generally within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal (and sometimes state) income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 3 to 19 years. At December 31, 2023, the investments totaled $76.6 million and are recorded as other assets in the Company’s consolidated balance sheet. Unfunded commitments, which are recorded as liabilities, amounted to $48.4 million at December 31, 2023.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties for a profit or retained for use by the Company. During 2023, purchases and sales of tax credits amounted to $112.1 million and $54.0 million, respectively. Income from the sales of tax credits were $3.1 million, $5.4 million and $4.5 million in 2023, 2022 and 2021, respectively. At December 31, 2023, the Company had outstanding purchase commitments totaling $187.1 million that it expects to fund in 2024. These commitments, along with the commitments for the next five years, are included in the table above.

Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Capital Management
Under Basel III capital guidelines, at December 31, 2023 and 2022, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	2023	2022	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks*
Risk-adjusted assets	$24,216,527	$24,178,423
Tier I common risk-based capital	3,693,089	3,417,223
Tier I risk-based capital	3,693,089	3,417,223
Total risk-based capital	3,881,024	3,600,920
Tier I common risk-based capital ratio	15.25%	14.13%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	15.25	14.13	6.00	2.50	8.50	8.00
Total risk-based capital ratio	16.03	14.89	8.00	2.50	10.50	10.00
Tier I leverage ratio	11.25	10.34	4.00	N/A	4.00	5.00
Tangible common equity to tangible assets	8.85	7.32
Dividend payout ratio	28.24	26.10
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and periodically purchases stock in the open market. During 2022, the Company purchased 2.7 million shares, and during 2023 the Company purchased 1.4 million shares. At December 31, 2023, 1.8 million shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 7.1% in 2023 compared with 2022, and the Company increased its first quarter 2024 cash dividend 5.1%, making 2024 the Company's 56th consecutive year of regular cash dividend increases. The Company also distributed its 30th consecutive annual 5% stock dividend in December 2023.

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

The tables below show the effects of gradual shifts in interest rates over a twelve month period on the Company’s net interest income versus the Company's net interest income in a flat rate scenario.  The simulation presents three rising rate scenarios and three falling rate scenarios and in each scenario, rates are assumed to change evenly over 12 months. In these scenarios, the current balance sheet is held constant.

The Company utilizes this simulation for monitoring interest rate risk.  While the future effects of rising and falling rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and its effect on the Company’s performance.

	December 31, 2023			September 30, 2023
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition	$ Change in Net Interest Income	% Change in Net Interest Income	Assumed Deposit Attrition
300 basis points rising	$(13.4)	(1.32)%	$—	$(20.6)	(2.08)%	$—
200 basis points rising	(13.1)	(1.29)	—	(17.7)	(1.79)	—
100 basis points rising	(6.9)	(.68)	—	(9.1)	(.92)	—
100 basis points falling	(2.6)	(0.26)	—	(0.6)	(0.06)	—
200 basis points falling	(15.4)	(1.52)	—	(11.0)	(1.11)	—
300 basis points falling	(32.9)	(3.24)	—	(27.0)	(2.71)	—
Under the simulation, in the three rising rate scenarios interest rate risk is less rate sensitive and in the three falling rate scenarios interest rate risk is more rate sensitive than the previous quarter. This is mainly due to a change in the funding mix. The Company has less wholesale borrowings, which are more rate sensitive, and higher deposits, which are less rate sensitive. Deposits are held constant for this simulation in both the current and previous quarters.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2023 and 2022. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. All of these derivative instruments utilized by the Company are further discussed in Note 19 on Derivative Instruments in the consolidated financial statements.

	2023			2022
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$2,166,393	$35,816	$(35,816)	$1,981,821	$23,894	$(51,742)
Interest rate floors	2,000,000	78,960	—	1,000,000	33,371	—
Interest rate caps	336,682	1,391	(1,391)	152,784	2,705	(2,705)
Credit risk participation agreements	653,887	77	(194)	579,925	34	(119)
Foreign exchange contracts	30,401	534	(479)	27,991	488	(418)
Mortgage loan commitments	3,004	89	(1)	—	—	—
Mortgage loan forward sale contracts	1,349	8	—	—	—	—
Forward TBA contracts	3,000	1	(18)	—	—	—
Total at December 31	$5,194,716	$116,876	$(37,899)	$3,742,521	$60,492	$(54,984)

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
The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2023:
Net interest income	$413,856	$482,389	$73,251	$969,496	$28,633	$998,129
Provision for credit losses	(27,459)	(3,513)	(28)	(31,000)	(4,451)	(35,451)
Non-interest income	99,910	246,183	218,241	564,334	8,711	573,045
Investment securities gains (losses), net	—	—	—	—	14,985	14,985
Non-interest expense	(326,838)	(391,980)	(157,679)	(876,497)	(54,485)	(930,982)
Income before income taxes	$159,469	$333,079	$133,785	$626,333	$(6,607)	$619,726
Year ended December 31, 2022:
Net interest income	$366,749	$452,686	$74,416	$893,851	$48,334	$942,185
Provision for loan losses	(17,832)	(1,196)	(8)	(19,036)	(9,035)	(28,071)
Non-interest income	106,538	224,890	213,388	544,816	1,719	546,535
Investment securities gains (losses), net	—	—	—	—	20,506	20,506
Non-interest expense	(308,899)	(365,276)	(144,914)	(819,089)	(29,688)	(848,777)
Income before income taxes	$146,556	$311,104	$142,882	$600,542	$31,836	$632,378
2023 vs 2022
Increase (decrease) in income before income taxes:
Amount	$12,913	$21,975	$(9,097)	$25,791	$(38,443)	$(12,652)
Percent	8.8%	7.1%	(6.4)%	4.3%	(120.8)%	(2.0)%
Year ended December 31, 2021:
Net interest income	$348,565	$453,692	$71,522	$873,779	$(38,355)	$835,424
Provision for loan losses	(23,224)	4,845	(52)	(18,431)	84,757	66,326
Non-interest income	126,218	211,048	213,617	550,883	9,510	560,393
Investment securities gains (losses), net	—	—	—	—	30,059	30,059
Non-interest expense	(299,998)	(329,313)	(136,356)	(765,667)	(40,234)	(805,901)
Income before income taxes	$151,561	$340,272	$148,731	$640,564	$45,737	$686,301
2022 vs 2021
Increase (decrease) in income before income taxes:
Amount	$(5,005)	$(29,168)	$(5,849)	$(40,022)	$(13,901)	$(53,923)
Percent	(3.3)%	(8.6)%	(3.9)%	(6.2)%	30.4%	(7.9)%

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. During 2023, income before income taxes for the Consumer segment increased $12.9 million, or 8.8%, compared to 2022. This increase was due to growth in net interest income of $47.1 million, or 12.8%, partly offset by higher non-interest expense of $17.9 million, or 5.8%, an increase in the provision for credit losses of $9.6 million, or 54.0%, and a decline in non-interest income of $6.6 million, or 6.2%. Net interest income increased due to a $59.3 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and a $41.8 million increase in loan interest income, partly offset by an increase of $54.0 million in deposit interest expense. Non-interest income decreased mainly due to lower deposit account fees (mainly overdraft and return item fees) and mortgage banking revenue, partly offset by growth in net debit card fees. Non-interest expense increased over the previous year mainly due to higher salaries and benefits expense, FDIC insurance expense, data processing and software expense and allocated support costs for consumer administration and operations and information technology. The provision for credit losses totaled $27.5 million, a $9.6 million increase over the prior year, which resulted mainly from higher consumer credit card and personal loan net charge-offs. Total average loans in this segment increased $127.4 million, or 3.4%, in 2023 compared to 2022 mainly due to increases in personal real estate loans and revolving and fixed rate home equity loans. Average deposits decreased $1.2 billion, or 8.8%, from the prior year, resulting from declines in money market, interest checking and savings deposit account balances, partly offset by growth in certificate of deposit account balances.

During 2022, income before income taxes for the Consumer segment decreased $5.0 million, or 3.3%, compared to 2021. This decrease was due to a decline in non-interest income of $19.7 million, or 23.2%, and higher non-interest expense of $8.9 million, or 3.0%. These decreases to income were partly offset by growth in net interest income of $18.1 million, or 5.2%, and a decrease in the provision for credit losses of $5.4 million, or 23.2%. Net interest income increased due to an $18.7 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income decreased mainly due to declines of $13.2 million in mortgage banking revenue and $4.0 million in overdraft and return item fees. Non-interest expense increased over the prior year mainly due to higher occupancy expense, insurance expense and allocated service and support costs (mainly bank card fraud operations and information technology), partly offset by lower allocated service costs for branch employees and mortgage operations. The provision for credit losses totaled $17.8 million, a $5.4 million decrease from 2021, which resulted mainly from lower credit card loan net charge-offs, slightly offset by higher consumer loan net charge-offs. Total average loans in this segment decreased $145.3 million, or 3.8%, in 2022 compared to 2021 mainly due to declines in consumer credit card and auto loans. Average deposits increased $561.0 million, or 4.4%, over 2021, resulting from growth in personal demand, savings and interest checking and money market deposit account balances.
Commercial
The Commercial segment provides lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Capital Markets Group, which sells fixed-income securities to correspondent banks, corporations, public institutions, municipalities, and individuals and also provides securities safekeeping and bond accounting services. Pre-tax income for 2023 increased $22.0 million, or 7.1%, compared to 2022, mainly due to increases net interest income and non-interest income, partly offset by increases in non-interest expense and the provision for credit losses. Net interest income increased $29.7 million, or 6.6%, due to higher loan interest income of $272.9 million. This increase was partly offset by a decrease of $78.1 million in net allocated funding credits assigned to the Commercial segment's loan and deposit portfolios and increases in interest expense on customer repurchase agreements and deposits of $49.4 million and $116.4 million, respectively. Non-interest income increased $21.3 million, or 9.5%, over 2022 due to growth in net bank card fees (mainly corporate card and merchant fees), deposit account fees (mainly corporate cash management fees), letter of credit fees and cash sweep commissions, partly offset by a decline in tax credit sales fees. Non-interest expense increased $26.7 million, or 7.3%, mainly due to higher salaries and benefits expense, FDIC insurance expense and allocated service and support costs (mainly bank operations, commercial payments and products and credit administration). These increases were partly offset by lower allocated support costs for information technology. The provision for credit losses increased $2.3 million over the same period last year, mainly due to higher business loan net charge-offs. Average segment loans increased $1.0 billion, or 10.4%, compared to 2022, mainly due to increases in business, business real estate, and construction loans. Average deposits decreased $1.6 billion, or 13.1%, mainly due to declines in business demand and money market deposit account balances, partly offset by increases in interest checking and certificate of deposit account balances.

Pre-tax income for 2022 decreased $29.2 million, or 8.6%, compared to 2021, mainly due to increases in non-interest expense and the provision for credit losses, partly offset by an increase in non-interest income. Net interest income decreased $1.0 million, or .2%, due to a $21.4 million decrease in net allocated funding credits, coupled with higher interest expense on customer repurchase agreements and deposits of $22.6 million and 18.5 million, respectively. The decreases were partly offset by a $61.2 million increase in loan interest income. The provision for credit losses increased $6.0 million due to net charge-offs recorded on business loans in 2022 compared to net recoveries recorded in 2021. Non-interest income increased $13.8 million, or 6.6%, over 2021 due to higher net bank card fees (mainly corporate card), deposit account fees (mainly corporate cash management fees), and higher cash sweep commissions. These increases were partly offset by lower capital market fees. Non-interest expense increased $36.0 million, or 10.9%, during 2022, mainly due to higher salaries and benefits expense, data processing and software expense, travel and entertainment expense, and allocated service and support costs (mainly bank operations expense, branch employee expense, and commercial banking expense). Average segment loans decreased $216.9 million, or 2.1%, compared to 2021, mainly due to a decline in business loans, partly offset by increases in business real estate and construction loans. Average deposits decreased $49.4 million, or .4%, mainly due to declines in business demand and certificate of deposit account balances, offset by increases in interest checking and money market deposit account balances.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2023, the Trust group managed investments with a market value of $41.2 billion and administered an additional $27.7 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.6 billion in total assets at December 31, 2023. In 2023, pre-tax income for the Wealth segment was $133.8 million, compared to $142.9 million in 2022, a decrease of $9.1 million, or 6.4%. Net interest income decreased $1.2 million, or 1.6%, mainly due to a $26.2 million increase in deposit interest expense and a $7.2 million decline in net allocated funding credits assigned to the Wealth segment's loan and deposit portfolios, partly offset by a $32.3 million increase in loan interest income. Non-interest income increased $4.9 million, or 2.3%, over the prior year mainly due to higher private client trust fees and cash sweep commissions, partly offset by lower brokerage fees (mainly annuity fees). Non-interest expense increased $12.8 million, or 8.8%, mainly due to higher salaries and benefits expense and the deconversion costs previously mentioned. The provision for credit losses increased $20 thousand over the prior year. Average assets increased $54.9 million, or 3.0%, during 2023 mainly due to higher personal real estate loan balances, partly offset by lower business and fixed rate home equity loan balances. Average deposits decreased $427.4 million, or 15.2%, due to declines in interest checking and money market deposit account balances, partly offset by growth in certificate of deposit account balances.

In 2022, pre-tax income for the Wealth segment was $142.9 million, compared to $148.7 million in 2021, a decrease of $5.8 million, or 3.9%. Net interest income increased $2.9 million, or 4.0%, mainly due to a $16.4 million increase in loan interest income, partly offset by a $12.5 million decrease in net allocated funding credits and a $1.0 million increase in deposit interest expense. Non-interest income decreased $229 thousand, or .1%, from the prior year due to higher cash sweep commissions and brokerage fees, partly offset by lower mortgage banking revenue and trust fees. Non-interest expense increased $8.6 million, or 6.3%, resulting from higher salaries and benefits expense, travel and entertainment expense, and marketing expense. The provision for credit losses decreased $44 thousand, mainly due to net recoveries on revolving home equity loans. Average assets increased $253.3 million, or 16.0%, during 2022 mainly due to higher personal real estate and consumer loan balances. Average deposits decreased $161.0 million, or 5.4%, due to a decline in interest checking and money market deposit account balances.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio, brokered deposits and other items not allocated to the segments. In accordance with the Company's transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. In 2023, the pre-tax net loss in this category was $6.6 million, compared to net income of $31.8 million in 2022. Unallocated securities gains were $15.0 million in 2023, compared to securities gains of $20.5 million in 2022. Additionally, non-interest expense increased $24.8 million and net interest income decreased $19.7 million. These decreases were partly offset by a $7.0 million increase in non-interest income and a decrease in the provision for credit losses of $4.6 million. The decrease in the unallocated provision for credit losses was primarily driven by a decrease in the liability for unfunded lending commitments, partly offset by an increase in the provision for credit losses on loans, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to segments when incurred for management reporting purposes. For the year ended December 31, 2023, the Company's provision for credit losses on unfunded lending commitments was a benefit $7.9 million, compared to a provision of $8.9 million in 2022. The provision for credit losses on loans was $12.3 million in excess of net-charge offs in 2023, due to an increase in the allowance for credit losses on loans, while the provision was $92 thousand higher than net charge-offs in 2022.

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

Disclosure Improvements The FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative", in October 2023. The amendments in this Update modify the disclosure or presentation requirements of a variety of topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

Segment Reporting The FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures", in November 2023. The amendments require disclosure of significant segment expenses and other segment items on an annual and interim basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment, as well as the amount and a description of the composition of other segment items. Significant expense categories are derived from expenses that are regularly provided to an entity’s chief operating decision-maker (“CODM”), and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss in assessing segment performance and deciding how to allocate resources. This Update requires interim disclosures of certain segment-related disclosures that previously were only required annually. This Update requires annual disclosures for fiscal years beginning January 1, 2024 and interim disclosures for fiscal years beginning January 1, 2025. Early adoption is permitted. The Company is required to apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Other than the inclusion of additional disclosures, the adoption of this ASU is not expected to have a significant effect on the Company's consolidated financial statements.

Income Taxes The FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures", in December 2023. The amendments in this Update require additional disclosures regarding the rate reconciliation and income taxes paid. This Update also removed certain existing disclosure requirements. This Update is effective for annual periods beginning January 1, 2025. Early adoption is permitted. The amendments in this Update should be applied on a prospective basis, though retrospective application is permitted. Other than the inclusion of additional disclosures, the adoption is not expected to have a significant effect on the Company's consolidated financial statements.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$5,781,736	$326,498	5.65%	$5,376,584	$198,238	3.69%	$5,838,682	$186,968	3.20%
Real estate – construction and land	1,473,797	117,238	7.95	1,229,977	61,893	5.03	1,144,741	40,702	3.56
Real estate – business	3,577,093	214,091	5.99	3,205,061	133,909	4.18	3,005,943	104,329	3.47
Real estate – personal	2,979,014	110,729	3.72	2,841,626	94,878	3.34	2,797,635	92,267	3.30
Consumer	2,096,517	121,310	5.79	2,075,781	84,044	4.05	2,009,577	76,361	3.80
Revolving home equity	302,967	22,775	7.52	280,242	12,625	4.51	286,064	9,823	3.43
Consumer credit card	561,103	77,223	13.76	547,071	64,832	11.85	577,411	64,274	11.13
Overdrafts	4,923	—	—	5,645	—	—	4,335	—	—
Total loans	16,777,150	989,864	5.90	15,561,987	650,419	4.18	15,664,388	574,724	3.67
Loans held for sale	5,692	583	10.24	7,754	637	8.22	21,524	880	4.09
Investment securities:
U.S. government & federal agency obligations	1,001,979	24,921	2.49	1,097,935	41,095	3.74	796,043	32,888	4.13
Government-sponsored enterprise obligations	63,436	1,683	2.65	54,768	1,293	2.36	50,789	1,180	2.32
State & municipal obligations(B)	1,518,835	31,280	2.06	2,061,620	47,121	2.29	2,015,635	47,721	2.37
Mortgage-backed securities	6,237,225	128,875	2.07	6,979,862	135,920	1.95	6,985,897	95,175	1.36
Asset-backed securities	2,732,093	58,318	2.13	3,888,405	58,716	1.51	2,824,993	32,705	1.16
Other debt securities	518,549	9,590	1.85	606,661	11,811	1.95	603,720	12,556	2.08
Trading debt securities(B)	41,092	1,968	4.79	41,205	1,129	2.74	36,534	452	1.24
Equity securities(B)	12,317	2,988	24.26	9,492	2,578	27.16	6,809	2,223	32.65
Other securities(B)	240,808	23,115	9.60	203,953	21,103	10.35	171,322	18,924	11.05
Total investment securities	12,366,334	282,738	2.29	14,943,901	320,766	2.15	13,491,742	243,824	1.81
Federal funds sold	12,464	659	5.29	11,701	412	3.52	677	4.59
Securities purchased under agreements to resell	702,110	13,649	1.94	1,495,956	22,647	1.51	1,275,837	37,377	2.93
Interest earning deposits with banks	1,960,185	103,248	5.27	1,362,863	15,098	1.11	2,420,533	3,202.13
Total interest earning assets	31,823,935	1,390,741	4.37	33,384,162	1,009,979	3.03	32,874,701	860,011	2.62
Allowance for credit losses on loans	(157,398)			(141,341)			(188,758)
Unrealized gain (loss) on debt securities	(1,443,659)			(922,259)			198,722
Cash and due from banks	304,610			323,296			339,431
Premises and equipment - net	454,360			409,235			408,537
Other assets	958,767			552,224			531,102
Total assets	$31,940,615			$33,605,317			$34,163,735
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,464,639	756.05		$1,583,983	740.05		$1,450,495	1,129.08
Interest checking and money market	13,099,305	145,636	1.11	14,475,089	24,359.17		13,370,226	6,380.05
Certificates of deposit of less than $100,000	1,005,938	38,690	3.85	406,580	1,469.36		478,371	1,158.24
Certificates of deposit of $100,000 and over	1,486,403	61,057	4.11	670,472	3,898.58		1,244,757	2,577.21
Total interest bearing deposits	17,056,285	246,139	1.44	17,136,124	30,466.18		16,543,849	11,244.07
Borrowings:
Federal funds purchased	495,798	25,265	5.10	83,255	1,836	2.21	23,623	17.07
Securities sold under agreements to repurchase	2,343,835	73,164	3.12	2,356,024	24,022	1.02	2,311,214	1,629.07
Other borrowings(C)	757,288	39,496	5.22	46,459	1,840	3.96	808	5.62
Total borrowings	3,596,921	137,925	3.83	2,485,738	27,698	1.11	2,335,645	1,651.07
Total interest bearing liabilities	20,653,206	384,064	1.86%	19,621,862	58,164.30%		18,879,494	12,895.07%
Non-interest bearing deposits	8,252,096			10,964,573			11,240,267
Other liabilities	375,855			198,002			591,459
Equity	2,659,458			2,820,880			3,452,515
Total liabilities and equity	$31,940,615			$33,605,317			$34,163,735
Net interest margin (FTE)		$1,006,677			$951,815			$847,116
Net yield on interest earning assets			3.16%			2.85%			2.58%
Percentage increase (decrease) in net interest margin (FTE) compared to the prior year			5.76%			12.36%			.51%
(A)    Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.E — A
VERAGE RATES AND

YI

Years Ended December 31
2020			2019			2018
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$6,387,410	$196,249	3.07%	$5,214,158	$202,308	3.88%	$4,963,029	$184,837	3.72%	3.10%
956,999	38,619	4.04	909,367	49,702	5.47	967,320	49,440	5.11	8.79
2,959,068	110,080	3.72	2,859,008	127,635	4.46	2,737,820	117,516	4.29	5.49
2,619,211	94,835	3.62	2,178,716	85,604	3.93	2,093,802	80,365	3.84	7.31
1,967,133	86,096	4.38	1,930,883	92,414	4.79	2,010,826	89,074	4.43	.84
334,866	12,405	3.70	358,474	18,204	5.08	379,715	17,513	4.61	(4.42)
668,810	78,704	11.77	764,828	93,754	12.26	768,789	92,269	12.00	(6.10)
3,351	—	—	9,203	—	—	4,778	—	—	.60
15,896,848	616,988	3.88	14,224,637	669,621	4.71	13,926,079	631,014	4.53	3.80
18,685	860	4.60	18,577	1,209	6.51	19,493	1,298	6.66	(21.82)

780,903	17,369	2.22	851,124	20,968	2.46	921,759	21,720	2.36	1.68
105,069	3,346	3.18	191,406	4,557	2.38	308,520	6,098	1.98	(27.12)
1,562,415	42,260	2.70	1,220,958	38,362	3.14	1,410,700	42,867	3.04	1.49
5,733,398	109,834	1.92	4,594,576	123,806	2.69	4,203,625	111,686	2.66	8.21
1,467,496	29,759	2.03	1,372,574	37,478	2.73	1,455,690	34,223	2.35	13.42
444,489	10,846	2.44	333,105	9,017	2.71	340,458	8,912	2.62	8.78
30,321	659	2.17	29,450	886	3.01	24,731	759	3.07	10.69
4,206	2,030	48.26	4,547	1,792	39.41	26,459	11,816	44.66	(14.18)
133,391	8,732	6.55	134,255	8,466	6.31	114,438	12,412	10.85	16.04
10,261,688	224,835	2.19	8,731,995	245,332	2.81	8,806,380	250,493	2.84	7.03
278	3	1.08	2,034	55	2.70	27,026	519	1.92	(14.34)
849,998	40,647	4.78	741,089	15,898	2.15	696,438	15,881	2.28	.16
1,115,551	2,273.20		316,299	6,698	2.12	319,948	6,233	1.95	43.70
28,143,048	885,606	3.15	24,034,631	938,813	3.91	23,795,364	905,438	3.81	5.99
(196,942)			(160,212)			(158,791)			(.18)
292,898			74,605			(113,068)			66.43
343,516			370,709			360,732			(3.33)
399,228			380,350			343,636			5.75
634,949			513,442			438,362			16.94
$29,616,697			$25,213,525			$24,666,235			5.30

$1,123,413	1,053.09		$918,896	1,021.11		$867,150	973.11		11.05
11,539,717	16,798.15		10,607,224	38,691.36		10,817,169	26,830.25		3.90
585,695	4,897.84		610,807	6,368	1.04	603,137	3,215.53		10.77
1,358,389	12,948.95		1,396,760	26,945	1.93	1,114,825	14,658	1.31	5.92
14,607,214	35,696.24		13,533,687	73,025.54		13,402,281	45,676.34		4.94

126,203	794.63		247,126	5,332	2.16	82,179	1,582	1.93	43.25
1,840,276	5,297.29		1,574,972	24,083	1.53	1,431,965	18,073	1.26	10.36
126,585	1,029.81		43,919	952	2.17	1,747	45	2.58	236.82
2,093,064	7,120.34		1,866,017	30,367	1.63	1,515,891	19,700	1.30	18.86
16,700,278	42,816.26%		15,399,704	103,392.67%		14,918,172	65,376.44%		6.72
8,890,263			6,376,204			6,728,971			4.17
715,033			360,587			247,520			8.71
3,311,123			3,077,030			2,771,572			(.82)
$29,616,697			$25,213,525			$24,666,235			5.30%
	$842,790			$835,421			$840,062
		2.99%			3.48%			3.53%
		.88%			(.55%)			9.58%
(B) Interest income and yields are presented on a fully taxable-equivalent basis using a federal income tax rate of 21%. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $5,467,000 in 2023, $4,126,000 in 2022, $4,176,000 in 2021, $4,916,000 in 2020, $6,282,000 in 2019, and $5,931,000 in 2018. Investment securities interest income includes tax equivalent adjustments of $3,983,000 in 2023, $6,874,000 in 2022, $7,546,000 in 2021, $8,042,000 in 2020, $7,845,000 in 2019, and $10,306,000 in 2018. These adjustments relate to state and municipal obligations, trading securities, equity securities, and other securities.
(C) Interest expense of $903,000, $1,370,000, $29,000 and $14,000, which was capitalized on construction projects in 2023, 2022, 2021, and 2020, respectively,is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2023
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$5,861	5.91%	$5,849	5.77%	$5,756	5.58%	$5,657	5.31%
Real estate – construction and land	1,524	8.34	1,509	8.17	1,450	7.92	1,411	7.33
Real estate – business	3,645	6.18	3,642	6.13	3,541	5.96	3,478	5.65
Real estate – personal	3,028	3.85	2,993	3.73	2,961	3.68	2,934	3.61
Consumer	2,117	6.21	2,102	5.97	2,099	5.63	2,067	5.31
Revolving home equity	310	7.70	304	7.76	301	7.55	297	7.03
Consumer credit card	568	13.83	564	13.77	556	13.77	556	13.68
Overdrafts	5	—	5	—	5	—	4	—
Total loans	17,058	6.15	16,968	6.02	16,669	5.84	16,404	5.56
Loans held for sale	5	9.93	6	10.55	6	10.17	6	10.30
Investment securities:
U.S. government & federal agency obligations	889	2.32	986	2.31	1,036	3.42	1,099	1.90
Government-sponsored enterprise obligations	56	2.36	56	2.36	56	2.38	87	3.21
State & municipal obligations(A)	1,364	1.94	1,392	1.95	1,533	2.04	1,794	2.26
Mortgage-backed securities	6,024	2.05	6,161	2.06	6,316	2.09	6,454	2.06
Asset-backed securities	2,325	2.30	2,554	2.20	2,828	2.08	3,234	2.01
Other debt securities	511	1.85	515	1.75	520	1.86	529	1.93
Trading debt securities(A)	37	5.05	35	5.11	46	4.53	46	4.59
Equity securities(A)	12	27.47	12	23.06	12	23.25	12	23.24
Other securities(A)	222	8.60	237	13.13	274	9.40	230	7.11
Total investment securities	11,440	2.27	11,948	2.33	12,621	2.37	13,485	2.18
Federal funds sold	1	6.65	3	6.56	7	5.63	39	5.09
Securities purchased under agreements to resell	450	1.64	712	2.08	825	1.99	825	1.94
Interest earning deposits with banks	2,387	5.47	2,338	5.39	2,284	5.14	810	4.67
Total interest earning assets	31,341	4.62	31,975	4.51	32,412	4.34	31,569	4.00
Allowance for credit losses on loans	(162)		(158)		(159)		(150)
Unrealized gain (loss) on debt securities	(1,596)		(1,458)		(1,331)		(1,387)
Cash and due from banks	299		296		310		314
Premises and equipment – net	473		464		449		431
Other assets	1,026		990		1,182		631
Total assets	$31,381		$32,109		$32,863		$31,408
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,358.05		$1,436.05		$1,517.05		$1,550.05
Interest checking and money market	13,167	1.57	13,048	1.33	12,919.93		13,266.61
Certificates of deposit under $100,000	1,097	4.21	1,424	4.32	1,075	3.78	415	1.39
Certificates of deposit $100,000 & over	1,839	4.55	1,718	4.37	1,472	3.93	903	2.98
Total interest bearing deposits	17,461	1.93	17,626	1.76	16,983	1.29	16,134.71
Borrowings:
Federal funds purchased	474	5.40	509	5.33	507	5.06	494	4.59
Securities sold under agreements to repurchase	2,467	3.25	2,283	3.20	2,207	3.09	2,419	2.93
Other borrowings	179	5.45	685	5.30	1,618	5.24	551	4.94
Total borrowings	3,120	3.71	3,477	3.93	4,332	4.13	3,464	3.49
Total interest bearing liabilities	20,581	2.20%	21,103	2.12%	21,315	1.87%	19,598	1.20%
Non-interest bearing deposits	7,749		7,939		8,224		9,115
Other liabilities	421		369		598		112
Equity	2,630		2,698		2,726		2,583
Total liabilities and equity	$31,381		$32,109		$32,863		$31,408
Net interest margin (FTE)	$251		$251		$252		$253
Net yield on interest earning assets		3.17%		3.11%		3.12%		3.26%
(A)    Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.

— AVERAGE RATES AND YIELDS

	Year ended December 31, 2022
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$5,478	4.68%	$5,318	3.94%	$5,384	3.16%	$5,324	2.93%
Real estate – construction and land	1,269	6.80	1,289	5.27	1,225	4.09	1,135	3.76
Real estate – business	3,301	5.15	3,258	4.40	3,164	3.70	3,095	3.38
Real estate – personal	2,887	3.45	2,844	3.36	2,826	3.27	2,809	3.28
Consumer	2,090	4.77	2,102	4.17	2,071	3.62	2,040	3.59
Revolving home equity	294	5.89	281	4.82	272	3.69	274	3.48
Consumer credit card	559	12.64	550	12.05	538	11.32	541	11.35
Overdrafts	7	—	4	—	6	—	5	—
Total loans	15,885	5.03	15,646	4.37	15,486	3.72	15,223	3.54
Loans held for sale	7	10.09	7	8.80	8	8.14	9	6.48
Investment securities:
U.S. government & federal agency obligations	1,056	2.01	1,113	4.51	1,119	4.93	1,104	3.42
Government-sponsored enterprise obligations	56	2.36	56	2.36	56	2.39	52	2.33
State & municipal obligations(A)	1,991	2.29	2,053	2.27	2,126	2.30	2,078	2.29
Mortgage-backed securities	6,606	1.88	6,848	1.93	7,158	1.99	7,317	1.98
Asset-backed securities	3,714	1.96	3,871	1.62	4,038	1.35	3,934	1.13
Other debt securities	561	1.89	587	1.93	643	1.97	636	2.00
Trading debt securities(A)	44	3.81	36	2.74	44	2.46	41	1.84
Equity securities(A)	10	28.44	9	27.11	9	26.90	9	26.00
Other securities(A)	219	6.67	209	7.09	195	22.38	192	5.91
Total investment securities	14,257	2.07	14,782	2.18	15,388	2.36	15,363	1.97
Federal funds sold	28	4.27	13	2.77	4	1.79	1.39
Securities purchased under agreements to resell	1,174	2.36	1,379	1.72	1,704	1.03	1,734	1.24
Interest earning deposits with banks	640	3.69	980	2.25	1,249.78		2,608.18
Total interest earning assets	31,991	3.59	32,807	3.21	33,839	2.86	34,938	2.49
Allowance for credit losses on loans	(143)		(138)		(135)		(150)
Unrealized gain (loss) on debt securities	(1,582)		(1,065)		(851)		(174)
Cash and due from banks	327		311		315		340
Premises and equipment – net	419		409		402		407
Other assets	593		538		522		557
Total assets	$31,605		$32,862		$34,092		$35,918
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,567.06		$1,596.04		$1,610.04		$1,563.05
Interest checking and money market	13,694.38		14,424.20		14,846.06		14,950.04
Certificates of deposit under $100,000	388.73		397.41		412.20		430.13
Certificates of deposit $100,000 & over	597	1.42	578.60		649.29		862.20
Total interest bearing deposits	16,246.40		16,995.21		17,517.07		17,805.05
Borrowings:
Federal funds purchased	144	3.56	52	2.41	113.79		23.12
Securities sold under agreements to repurchase	2,260	2.29	2,200	1.37	2,258.48		2,713.10
Other borrowings	179	4.02	2	1.78	2	2.37	1.53
Total borrowings	2,583	2.48	2,254	1.39	2,373.50		2,737.10
Total interest bearing liabilities	18,829.69%		19,249.34%		19,890.12%		20,542.06%
Non-interest bearing deposits	10,361		10,758		11,210		11,545
Other liabilities	29		124		140		505
Equity	2,386		2,731		2,852		3,326
Total liabilities and equity	$31,605		$32,862		$34,092		$35,918
Net interest margin (FTE)	$257		$249		$235		$211
Net yield on interest earning assets		3.18%		3.01%		2.79%		2.45%
(A)    Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2023	For the Quarter Ended
(In thousands, except per share data)	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Interest income	$362,609	$361,162	$348,663	$308,857
Interest expense	(114,188)	(112,615)	(99,125)	(57,234)
Net interest income	248,421	248,547	249,538	251,623
Non-interest income	144,879	142,949	147,605	137,612
Investment securities gains (losses), net	7,601	4,298	3,392	(306)
Salaries and employee benefits	(147,456)	(146,805)	(145,429)	(144,373)
Other expense	(103,798)	(81,205)	(82,182)	(79,734)
Provision for credit losses	(5,879)	(11,645)	(6,471)	(11,456)
Income before income taxes	143,768	156,139	166,453	153,366
Income taxes	(32,307)	(33,439)	(35,990)	(32,813)
Non-controlling interest	(2,238)	(2,104)	(2,674)	(1,101)
Net income attributable to Commerce Bancshares, Inc.	$109,223	$120,596	$127,789	$119,452
Net income per common share — basic*	$.84	$.92	$.97	$.91
Net income per common share — diluted*	$.84	$.92	$.97	$.91
Weighted average shares — basic*	129,507	129,904	130,079	130,204
Weighted average shares — diluted*	129,608	130,009	130,208	130,472

Year ended December 31, 2022	For the Quarter Ended
(In thousands, except per share data)	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Interest income	$286,377	$262,666	$238,154	$211,782
Interest expense	(31,736)	(16,293)	(5,769)	(2,996)
Net interest income	254,641	246,373	232,385	208,786
Non-interest income	136,825	138,514	139,427	131,769
Investment securities gains (losses), net	8,904	3,410	1,029	7,163
Salaries and employee benefits	(138,458)	(137,393)	(142,243)	(135,953)
Other expense	(78,282)	(75,491)	(71,262)	(69,695)
Provision for credit losses	(15,477)	(15,290)	(7,162)	9,858
Income before income taxes	168,153	160,123	152,174	151,928
Income taxes	(34,499)	(33,936)	(32,021)	(31,902)
Non-controlling interest	(2,026)	(3,364)	(4,359)	(1,872)
Net income attributable to Commerce Bancshares, Inc.	$131,628	$122,823	$115,794	$118,154
Net income per common share — basic*	$1.00	$.93	$.87	$.88
Net income per common share — diluted*	$1.00	$.92	$.87	$.88
Weighted average shares — basic*	130,527	131,082	131,919	132,658
Weighted average shares — diluted*	130,819	131,372	132,212	132,979

Year ended December 31, 2021	For the Quarter Ended
(In thousands, except per share data)	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Interest income	$210,479	$216,981	$211,133	$209,697
Interest expense	(2,822)	(2,944)	(3,151)	(3,949)
Net interest income	207,657	214,037	207,982	205,748
Non-interest income	147,699	137,506	139,143	136,045
Investment securities gains (losses), net	(9,706)	13,108	16,804	9,853
Salaries and employee benefits	(132,640)	(132,824)	(130,751)	(129,033)
Other expense	(70,942)	(78,796)	(67,375)	(63,540)
Provision for credit losses	7,054	7,385	45,655	6,232
Income before income taxes	149,122	160,416	211,458	165,305
Income taxes	(33,764)	(34,662)	(45,209)	(32,076)
Non-controlling interest	(452)	(3,193)	(3,923)	(2,257)
Net income attributable to Commerce Bancshares, Inc.	$114,906	$122,561	$162,326	$130,972
Net income per common share — basic*	$.85	$.91	$1.20	$.96
Net income per common share — diluted*	$.85	$.91	$1.19	$.96
Weighted average shares — basic*	133,362	134,095	134,473	134,585
Weighted average shares — diluted*	133,647	134,374	134,806	134,948
* Restated for the 5% stock dividend distributed in 2023.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment for credit losses related to loans collectively evaluated for impairment

As discussed in Notes 1 and 2 to the consolidated financial statements, the allowance for credit losses related to loans evaluated on a collective basis (the December 31, 2023 collective ACL) was $161.2 million of a total allowance for credit losses of $162.4 million as December 31, 2023. The allowance for credit losses on loans and leases is measured on a collective (pool) basis whereas loans are aggregated into pools based on similar risk characteristics. The Company estimates the collective ACL utilizing average historical loss rates, calculated using historical net charge-offs and outstanding loan balances during a lookback period for each pool. In certain pools, if the Company’s own historical loss rate is not reflective of loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts (forecast adjusted loss rate). These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjustment loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The allowance is further adjusted for certain qualitative factors not included in historical loss rates or the macroeconomic forecast, which include changes in portfolio composition and characteristics, underwriting practices, watchlist trends, or significant unique events or conditions.

We identified the assessment of the December 31, 2023 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgement was involved in the assessment due to significant measurement uncertainty. Specifically, this assessment encompassed the evaluation of the conceptual soundness of the average historical loss model used to estimate the collective ACL, including the following key factors and assumptions (1) historical losses, (2) the reasonable and supportable forecast period, and (3) the development and evaluation of qualitative adjustments. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the (1) development and approval of the collective ACL methodology, (2) performance monitoring of the collective ACL methodology and model, (3) identification and determination of the key factors and assumptions used to estimate the collective ACL, (4) development of qualitative adjustments, and (5) analysis of the collective ACL results, trends, and ratios. We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions, and considered the relevance and reliability of such data, factors, and assumptions. We evaluated whether the historical losses in the Company’s portfolio are representative of the credit characteristics of the current portfolio. We involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the collective ACL methodology and model for conceptual soundness by inspecting the methodology and model documentation to determine whether the methodology and model are suitable for intended use
•testing the historical losses period and the reasonable and supportable forecast period by comparing them to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with changes in the nature and volume of the entity's financial assets and identified limitations of the underlying quantitative model.

We assessed the sufficiency of the audit evidence obtained related to the Company’s December 31, 2023 collective ACL by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices and potential bias in the accounting estimates.

We have served as the Company’s auditor since 1971.

Kansas City, Missouri
February 22, 2024

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2023	2022
	(In thousands)
ASSETS
Loans	$17,205,479	$16,303,131
Allowance for credit losses on loans	(162,395)	(150,136)
Net loans	17,043,084	16,152,995
Loans held for sale (including $1,585,000 and $— of residential mortgage loans carried at fair value at December 31, 2023 and 2022, respectively)	4,177	4,964
Investment securities:
Available for sale debt, at fair value (amortized cost of $10,904,765,000 and $13,738,206,000 at December 31, 2023 and 2022, respectively, and allowance for credit losses of $– at both December 31, 2023 and 2022)	9,684,760	12,238,316
Trading debt	28,830	43,523
Equity	12,701	12,304
Other	222,473	225,034
Total investment securities	9,948,764	12,519,177
Federal funds sold	5,025	49,505
Securities purchased under agreements to resell	450,000	825,000
Interest earning deposits with banks	2,239,010	389,140
Cash and due from banks	443,147	452,496
Premises and equipment – net	469,059	418,909
Goodwill	146,539	138,921
Other intangible assets – net	14,179	15,234
Other assets	938,077	909,590
Total assets	$31,701,061	$31,875,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$7,975,935	$10,066,356
Savings, interest checking and money market	14,512,273	15,126,981
Certificates of deposit of less than $100,000	930,432	387,336
Certificates of deposit of $100,000 and over	1,945,258	606,767
Total deposits	25,363,898	26,187,440
Federal funds purchased and securities sold under agreements to repurchase	2,908,815	2,841,734
Other borrowings	1,404	9,672
Other liabilities	462,714	355,508
Total liabilities	28,736,831	29,394,354
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value Authorized 190,000,000 shares at December 31, 2023 and 140,000,000 shares at December 31, 2022; issued 131,064,418 shares at December 31, 2023 and 125,863,879 shares at December 31, 2022	655,322	629,319
Capital surplus	3,162,622	2,932,959
Retained earnings	53,183	31,620
Treasury stock of 611,546 shares at December 31, 2023 and 605,142 shares at December 31, 2022, at cost	(35,599)	(41,743)
Accumulated other comprehensive income (loss)	(891,412)	(1,086,864)
Total Commerce Bancshares, Inc. stockholders’ equity	2,944,116	2,465,291
Non-controlling interest	20,114	16,286
Total equity	2,964,230	2,481,577
Total liabilities and equity	$31,701,061	$31,875,931
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2023	2022	2021
INTEREST INCOME
Interest and fees on loans	$984,397	$646,293	$570,549
Interest on loans held for sale	583	637	880
Interest on investment securities	278,755	313,892	236,278
Interest on federal funds sold	659	412	4
Interest on securities purchased under agreements to resell	13,649	22,647	37,377
Interest on deposits with banks	103,248	15,098	3,202
Total interest income	1,381,291	998,979	848,290
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	146,392	25,099	7,509
Certificates of deposit of less than $100,000	38,690	1,469	1,158
Certificates of deposit of $100,000 and over	61,057	3,898	2,577
Interest on federal funds purchased	25,265	1,836	16
Interest on securities sold under agreements to repurchase	73,164	24,022	1,630
Interest on other borrowings	38,594	470	(24)
Total interest expense	383,162	56,794	12,866
Net interest income	998,129	942,185	835,424
Provision for credit losses	35,451	28,071	(66,326)
Net interest income after credit losses	962,678	914,114	901,750
NON-INTEREST INCOME
Bank card transaction fees	191,156	176,144	167,891
Trust fees	190,954	184,719	188,227
Deposit account charges and other fees	90,992	94,381	97,217
Consumer brokerage services	17,223	19,117	18,362
Capital market fees	14,100	14,231	15,943
Loan fees and sales	11,165	13,141	29,720
Other	57,455	44,802	43,033
Total non-interest income	573,045	546,535	560,393
INVESTMENT SECURITIES GAINS (LOSSES), NET	14,985	20,506	30,059
NON-INTEREST EXPENSE
Salaries and employee benefits	584,063	554,047	525,248
Data processing and software	118,758	110,692	101,792
Net occupancy	53,629	49,117	48,185
Deposit insurance	33,163	10,583	9,094
Marketing	24,511	23,827	21,856
Equipment	19,548	19,359	18,089
Supplies and communication	19,420	18,101	17,118
Other	77,890	63,051	64,519
Total non-interest expense	930,982	848,777	805,901
Income before income taxes	619,726	632,378	686,301
Less income taxes	134,549	132,358	145,711
Net income	485,177	500,020	540,590
Less non-controlling interest expense (income)	8,117	11,621	9,825
Net income attributable to Commerce Bancshares, Inc.	$477,060	$488,399	$530,765
Net income per common share - basic	$3.64	$3.68	$3.92
Net income per common share - diluted	$3.64	$3.67	$3.91
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31
(In thousands)	2023	2022	2021
Net income	$485,177	$500,020	$540,590
Other comprehensive income (loss):
Net unrealized gains (losses) on other securities	209,914	(1,148,089)	(240,627)
Change in pension loss	3,590	3,482	4,450
Unrealized gains (losses) on cash flow hedge derivatives	(18,052)	(19,337)	(18,120)
Other comprehensive income (loss)	195,452	(1,163,944)	(254,297)
Comprehensive income (loss)	680,629	(663,924)	286,293
Less non-controlling interest (income) loss	8,117	11,621	9,825
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$672,512	$(675,545)	$276,468
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance at December 31, 2020	$589,352	$2,436,288	$73,000	$(32,970)	$331,377	$2,925	$3,399,972
Net income			530,765			9,825	540,590
Other comprehensive income (loss)					(254,297)		(254,297)
Distributions to non-controlling interest						(1,065)	(1,065)
Purchases of treasury stock				(129,361)			(129,361)
Sale of non-controlling interest of subsidiary		659				(659)	—
Cash dividends paid on common stock ($.907 per share)			(122,693)				(122,693)
Stock-based compensation		15,415					15,415
Issuance under stock purchase and equity compensation plans		(21,799)		22,710			911
5% stock dividend, net	21,452	259,331	(388,579)	106,648			(1,148)
Balance at December 31, 2021	610,804	2,689,894	92,493	(32,973)	77,080	11,026	3,448,324
Net income			488,399			11,621	500,020
Other comprehensive income (loss)					(1,163,944)		(1,163,944)
Distributions to non-controlling interest						(6,361)	(6,361)
Purchases of treasury stock				(186,622)			(186,622)
Cash dividends paid on common stock ($.961 per share)			(127,466)				(127,466)
Stock-based compensation		16,995					16,995
Issuance under stock purchase and equity compensation plans		(19,563)		21,468			1,905
5% stock dividend, net	18,515	245,633	(421,806)	156,384			(1,274)
Balance at December 31, 2022	629,319	2,932,959	31,620	(41,743)	(1,086,864)	16,286	2,481,577
Net income			477,060			8,117	485,177
Other comprehensive income (loss)					195,452		195,452
Distributions to non-controlling interest						(4,235)	(4,235)
Purchases of treasury stock				(76,890)			(76,890)
Sale of non-controlling interest of subsidiary		54				(54)	—
Cash dividends paid on common stock ($1.029 per share)			(134,734)				(134,734)
Stock-based compensation		17,052					17,052
Issuance under stock purchase and equity compensation plans		(21,732)		23,439			1,707
5% stock dividend, net	26,003	234,289	(320,763)	59,595			(876)
Balance at December 31, 2023	$655,322	$3,162,622	$53,183	$(35,599)	$(891,412)	$20,114	$2,964,230
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$485,177	$500,020	$540,590
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,451	28,071	(66,326)
Depreciation and amortization	49,513	46,856	44,866
Amortization of investment security premiums, net	17,666	18,805	66,934
Deferred income tax (benefit) expense	(7,399)	21,716	25,613
Investment securities (gains) losses, net (A)	(14,985)	(20,506)	(30,059)
Net (gains) losses on sales of loans held for sale	(1,026)	(2,660)	(22,641)
Proceeds from sales of loans held for sale	58,946	123,656	576,864
Originations of loans held for sale	(57,424)	(118,850)	(524,597)
Net (increase) decrease in trading securities, excluding unsettled transactions	28,478	4,152	(29,885)
Purchase of interest rate floors	(54,449)	(35,799)	—
Stock-based compensation	17,052	16,995	15,415
(Increase) decrease in interest receivable	(5,986)	(28,439)	19,788
Increase (decrease) in interest payable	46,650	3,054	(3,179)
Increase (decrease) in income taxes payable	4,586	(12,936)	(5,175)
Other changes, net	(113,481)	15,250	(10,486)
Net cash provided by operating activities	488,769	559,385	597,722
INVESTING ACTIVITIES
Cash paid in acquisition, net of cash received	(6,365)	—	—
Distributions received from equity-method investment	1,434	400	13,540
Proceeds from sales of investment securities (A)	1,141,949	106,971	80,811
Proceeds from maturities/pay downs of investment securities (A)	1,935,552	2,691,260	3,459,106
Purchases of investment securities (A)	(246,286)	(2,147,862)	(5,947,891)
Net (increase) decrease in loans	(933,736)	(1,146,292)	1,134,533
Securities purchased under agreements to resell	—	(200,000)	(900,000)
Repayments of securities purchased under agreements to resell	375,000	1,000,000	125,000
Purchases of premises and equipment	(88,074)	(65,191)	(56,716)
Sales of premises and equipment	4,358	2,985	8,859
Net cash provided by (used in) investing activities	2,183,832	242,271	(2,082,758)
FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(2,612,412)	(3,254,081)	3,291,466
Net increase (decrease) in certificates of deposit	1,881,587	(448,511)	(402,077)
Net increase (decrease) in federal funds purchased and short-term securities sold under agreements to repurchase	67,081	(181,233)	924,584
FHLB short-term borrowings	2,250,000	—	—
Repayments of FHLB borrowings	(2,250,000)	—	—
Net increase (decrease) in other borrowings	(8,268)	(2,888)	11,758
Purchases of treasury stock	(76,370)	(186,622)	(129,361)
Cash dividends paid on common stock	(134,734)	(127,466)	(122,693)
Other, net	(3)	(8)	(15)
Net cash provided by (used in) financing activities	(883,119)	(4,200,809)	3,573,662
Increase (decrease) in cash, cash equivalents and restricted cash	1,789,482	(3,399,153)	2,088,626
Cash, cash equivalents and restricted cash at beginning of year	897,801	4,296,954	2,208,328
Cash, cash equivalents and restricted cash at end of year	$2,687,283	$897,801	$4,296,954
Income tax payments, net	$130,957	$116,995	$119,665
Interest paid on deposits and borrowings	336,512	53,740	16,045
Loans transferred to foreclosed real estate	322	457	182
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations
Commerce Bancshares, Inc. and its subsidiaries (the Company) conducts its principal activities from approximately 257 branch and ATM locations throughout Missouri, Kansas, Illinois, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, trust, and private banking services. The Company also maintains offices in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, and Grand Rapids that support customers in its commercial and/or wealth segments and operates a commercial payments business with sales representatives covering the continental U.S.

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

Adoption of ASU 2022-02
The Company adopted ASU 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, using the prospective transition method. This ASU eliminates the troubled debt restructuring recognition and measurement guidance and requires an entity to present gross write-offs by year of origination. The amendments also enhance disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. With the exception of enhanced disclosures, there was no material impact to the Company's consolidated financial statements from adoption of this ASU. Since the Company's adoption date, all restructurings are evaluated to determine whether they are modifications to a borrower experiencing financial difficulty. Loans that were accounted for under the troubled debt restructuring method as of December 31, 2022 will continue to be accounted for under that method until they are paid off or modified.

Cash, Cash Equivalents and Restricted Cash
In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Federal funds sold", "Securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets. Restricted cash is comprised of cash collateral on deposit with another financial institution to secure interest rate swap transactions. Restricted cash is included in other assets in the consolidated balance sheets and totaled $101 thousand and $6.7 million at December 31, 2023 and 2022, respectively.

During 2020, the Federal Reserve System, which historically required the Bank to maintain cash balances at the Federal Reserve Bank, reduced the reserve requirement ratios to zero percent effective March 26, 2020. Other interest earning cash balances held at the Federal Reserve Bank totaled $2.2 billion at December 31, 2023.

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

Troubled Debt Restructurings
Prior to the Company's adoption of ASU 2022-02, a loan was accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, granted a concession to the borrower that it would not otherwise consider. A troubled debt restructuring typically involves (1) modification of terms such as a reduction of the stated interest rate, loan principal, or accrued interest, (2) a loan renewal at a stated interest rate lower than the current market rate for a new loan with similar risk, or (3) debt that was not reaffirmed in bankruptcy. Business, business real estate, construction and land real estate and personal real estate troubled debt restructurings with impairment charges were placed on non-accrual status. The Company measured the impairment loss of a troubled debt restructuring at the time of modification based on the present value of expected future cash flows. Subsequent to modification, troubled debt restructurings were subject to the Company’s allowance for credit loss model, which is discussed below and in Note 2, Loans and Allowance for Credit Losses. Troubled debt restructurings that are performing under their contractual terms continue to accrue interest, which is recognized in current earnings. Loans that were accounted as troubled debt restructurings at of December 31, 2022 will continue to be accounted for under that method until they are either paid off or modified.

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

The allowance for credit losses on loans is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily large loans on non-accrual status, are evaluated on an individual basis. The allowance related to these large non-accrual loans is generally measured using the fair value of the collateral (less selling cost, if applicable) as most of these loans are collateral dependent and the borrower is facing financial difficulty.

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

Equity securities include common and preferred stock and are carried at fair value. Certain equity securities do not have readily determinable fair values. The Company has elected to measure these equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. The Company has not recorded any impairment or other adjustments to the carrying amount of these equity securities without readily determinable fair values.

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

In situations where payment is made before the performance obligation is satisfied, the fees are deferred until the performance obligations pertaining to those goods or services are completed. In cases where payment has not been received despite satisfaction of its performance obligations, the Company accrues an estimate of the amount due in the period that the performance obligations have been satisfied. For contracts with variable components, the Company only recognizes revenue to the extent that it is probable that the cumulative amount recognized will not be subject to a significant reversal in future periods. Generally, the Company’s contracts do not include terms that require significant judgment to determine whether a variable component is included within the transaction price. The Company generally acts in a principal capacity, on its own behalf, in most of its contracts with customers. For these transactions, revenue and the related costs to provide the goods or services are presented on a gross basis in the financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting third parties in transactions with the Company’s customers. In such transactions, revenue and the related costs to provide services is presented on a net basis in the financial statements. These transactions primarily relate to fees earned from bank card and related network and rewards costs, the sales of annuities and certain limited insurance products, and beginning in August 2023, commissions on sales of consumer brokerage transactions and products.

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

Cash flows associated with derivative instruments and their related gains and losses are presented in the consolidated statement of cash flows as operating activities.

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

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s nonvested stock awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2023.

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at December 31, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Commercial:
Business	$6,019,036	$5,661,725
Real estate — construction and land	1,446,764	1,361,095
Real estate — business	3,719,306	3,406,981
Personal Banking:
Real estate — personal	3,026,041	2,918,078
Consumer	2,077,723	2,059,088
Revolving home equity	319,894	297,207
Consumer credit card	589,913	584,000
Overdrafts	6,802	14,957
Total loans (1)	$17,205,479	$16,303,131
(1) Accrued interest receivable totaled $71.9 million and $55.5 million at December 31, 2023 and 2022, respectively, and was included within other assets on the consolidated balance sheets. For the year ended December 31, 2023, the Company wrote-off accrued interest by reversing interest income of $460 thousand and $4.8 million in the Commercial and Personal Banking portfolios, respectively. For the year ended December 31, 2022, the Company wrote-off accrued interest by reversing interest income of $145 thousand and $3.2 million in the Commercial and Personal Banking portfolios, respectively.

Loans to directors and executive officers of the Parent and the Bank, and to their affiliates, are summarized as follows:

(In thousands)
Balance at January 1, 2023	$41,107
Additions	2,300
Amounts collected	(4,605)
Amounts written off	—
Balance, December 31, 2023	$38,802

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. The activity in the table above includes draws and repayments on several lines of credit with business entities. There were no outstanding loans at December 31, 2023 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Kansas, Illinois and other nearby states including Oklahoma, Colorado, Iowa, Ohio, and Texas. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring procedures. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from one to seven years. Collateral is commonly required and would include such assets as marketable securities, cash equivalent assets, accounts receivable, inventory, equipment, other forms of personal property, and real estate. At December 31, 2023, unfunded loan commitments totaled $14.5 billion (which included $5.4 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2023, loans totaling $3.5 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $3.1 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases to commercial and industrial and tax-exempt entities of $867.0 million and $779.9 million at December 31, 2023 and 2022, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $98.6 million and $73.2 million at December 31, 2023 and 2022, respectively.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including GDP, disposable income, unemployment rate, various interest rates, consumer price index (CPI) inflation rate, housing price index (HPI), commercial real estate price index (CREPI) and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast-adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions (except for contractual extensions at the option of the customer), renewals and modifications. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at December 31, 2023 and 2022 are discussed below.

Key Assumption	December 31, 2023	December 31, 2022

Overall economic forecast	•The US economy is projected to slow at the start of 2024, but not enter a recession •Impacts of tighter monetary and fiscal policy creates uncertainty •Consumer spending is expected to decrease	•Continued high inflation and higher cost of borrowing create a mild recession in 2023 with stalled job growth and possible job losses •Assumes interest rate hikes will taper
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using straight-line method
Forecasted macro-economic variables
•Unemployment rate ranges from 4.1% to 4.5% during the reasonable and supportable forecast period
•Real GDP growth ranges from .46% to 2.1%
•BBB corporate yield from 5.3% to 5.9%
•Housing Price Index from 305.4 to 307.4

•Unemployment rate ranges from 3.8% to 4.7% during the reasonable and supportable forecast period
•Real GDP growth ranges from (.9)% to 1.3%
•BBB corporate yield from 5.1% to 5.8%
•Prime rate from 7.6% to 7.7%

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 6.5% to 23.5% for most loan pools •Consumer credit cards 66.9%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.3% to 24.8% for most loan pools •Consumer credit cards 67.9%
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

The current forecast projects the economy will slow at the start of 2024. It is expected that fiscal policy will tighten in 2024 and consumer spending will decrease. The labor market is expected to soften slowly, creating lower household income growth at a time when excess savings have decreased.

The impacts of tighter fiscal policy and decreased consumer spending creates significant uncertainty in the forecast. The impacts of the market's response to unusual events or trends including high inflation, supply chain stresses, trends in health conditions, and changes in the geopolitical environment could significantly modify economic projections used in the estimation of the allowance for credit losses.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the years ended December 31, 2023 and 2022 follows:

	For the Year Ended December 31
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance December 31, 2022	$103,293	$46,843	$150,136
Provision for credit losses on loans	8,001	35,324	43,325
Deductions:
Loans charged off	3,885	36,283	40,168
Less recoveries on loans	792	8,310	9,102
Net loan charge-offs (recoveries)	3,093	27,973	31,066
Balance December 31, 2023	$108,201	$54,194	$162,395
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance December 31, 2022	$31,743	$1,377	$33,120
Provision for credit losses on unfunded lending commitments	(7,834)	(40)	(7,874)
Balance December 31, 2023	$23,909	$1,337	$25,246
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$132,110	$55,531	$187,641

ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at December 31, 2021	97,776	52,268	150,044
Provision for credit losses on loans	6,550	12,605	19,155
Deductions:
Loans charged off	1,480	27,762	29,242
Less recoveries on loans	447	9,732	10,179
Net loan charge-offs (recoveries)	1,033	18,030	19,063
Balance December 31, 2022	$103,293	$46,843	$150,136
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at December 31, 2020	23,271	933	24,204
Provision for credit losses on unfunded lending commitments	8,472	444	8,916
Balance December 31, 2022	$31,743	$1,377	$33,120
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$135,036	$48,220	$183,256

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2023 and 2022.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2023
Commercial:
Business	$5,985,713	$29,087	$614	$3,622	$6,019,036
Real estate – construction and land	1,446,764	—	—	—	1,446,764
Real estate – business	3,714,579	4,582	85	60	3,719,306
Personal Banking:
Real estate – personal	2,999,988	14,841	9,559	1,653	3,026,041
Consumer	2,036,353	38,217	3,153	—	2,077,723
Revolving home equity	315,483	1,564	870	1,977	319,894
Consumer credit card	574,805	7,525	7,583	—	589,913
Overdrafts	6,553	249	—	—	6,802
Total	$17,080,238	$96,065	$21,864	$7,312	$17,205,479
December 31, 2022
Commercial:
Business	$5,652,710	$1,759	$505	$6,751	$5,661,725
Real estate – construction and land	1,361,095	—	—	—	1,361,095
Real estate – business	3,406,207	585	—	189	3,406,981
Personal Banking:
Real estate – personal	2,895,742	14,289	6,681	1,366	2,918,078
Consumer	2,031,827	25,089	2,172	—	2,059,088
Revolving home equity	295,303	1,201	703	—	297,207
Consumer credit card	572,213	6,238	5,549	—	584,000
Overdrafts	14,090	647	220	—	14,957
Total	$16,229,187	$49,808	$15,830	$8,306	$16,303,131

At December 31, 2023 and 2022, the Company had $4.3 million and $3.8 million, respectively, of non-accrual loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the years ended December 31, 2023 and 2022.

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

The risk category of loans in the Commercial portfolio as of December 31, 2023 and 2022 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2023
Business
Risk Rating:
Pass	$1,609,685	$839,511	$555,991	$273,138	$215,988	$257,177	$2,096,108	$5,847,598
Special mention	19,639	3,412	19,489	643	412	2,485	43,054	89,134
Substandard	5,256	8,666	6,891	20,854	1,422	10,235	25,358	78,682
Non-accrual	—	130	1,184	—	—	2,308	—	3,622
Total Business:	$1,634,580	$851,719	$583,555	$294,635	$217,822	$272,205	$2,164,520	$6,019,036
Gross write-offs for the year ended December 31, 2023	$—	$2,260	$57	$41	$—	$—	$1,393	$3,751
Real estate-construction
Risk Rating:
Pass	$476,489	$579,933	$295,841	$41,418	$498	$2,834	$31,670	$1,428,683
Special mention	3,068	15,013	—	—	—	—	—	18,081
Substandard	—	—	—	—	—	—	—	—
Total Real estate-construction:	$479,557	$594,946	$295,841	$41,418	$498	$2,834	$31,670	$1,446,764
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Real estate- business
Risk Rating:
Pass	$807,631	$1,063,189	$510,397	$433,030	$311,457	$325,738	$94,432	$3,545,874
Special mention	16,650	8,619	451	884	9,253	733	—	36,590
Substandard	2,952	18,463	27,914	17,430	11,636	58,387	—	136,782
Non-accrual	—	—	—	—	—	60	—	60
Total Real-estate business:	$827,233	$1,090,271	$538,762	$451,344	$332,346	$384,918	$94,432	$3,719,306
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$134	$—	$134
Commercial loans
Risk Rating:
Pass	$2,893,805	$2,482,633	$1,362,229	$747,586	$527,943	$585,749	$2,222,210	$10,822,155
Special mention	39,357	27,044	19,940	1,527	9,665	3,218	43,054	143,805
Substandard	8,208	27,129	34,805	38,284	13,058	68,622	25,358	215,464
Non-accrual	—	130	1,184	—	—	2,368	—	3,682
Total Commercial loans:	$2,941,370	$2,536,936	$1,418,158	$787,397	$550,666	$659,957	$2,290,622	$11,185,106
Gross write-offs for the year ended December 31, 2023	$—	$2,260	$57	$41	$—	$134	$1,393	$3,885

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2022
Business
Risk Rating:
Pass	$1,456,476	$782,409	$464,201	$360,844	$180,375	$219,053	$2,146,380	$5,609,738
Special mention	3,113	2,548	7,757	1,063	67	—	1,319	15,867
Substandard	5,752	10,004	685	37	810	10,342	1,739	29,369
Non-accrual	195	1,987	—	1	792	3,776	—	6,751
Total Business:	$1,465,536	$796,948	$472,643	$361,945	$182,044	$233,171	$2,149,438	$5,661,725
Real estate-construction
Risk Rating:
Pass	$538,022	$596,465	$129,632	$27,331	$1,305	$2,029	$18,559	$1,313,343
Special mention	352	—	—	—	—	—	—	352
Substandard	—	19,494	—	—	14,766	13,140	—	47,400
Total Real estate-construction:	$538,374	$615,959	$129,632	$27,331	$16,071	$15,169	$18,559	$1,361,095
Real estate- business
Risk Rating:
Pass	$1,085,379	$616,516	$555,648	$424,641	$163,628	$271,579	$90,799	$3,208,190
Special mention	4,608	—	618	9,737	976	279	—	16,218
Substandard	2,795	30,944	61,141	10,490	30,782	46,232	—	182,384
Non-accrual	14	45	—	—	124	6	—	189
Total Real-estate business:	$1,092,796	$647,505	$617,407	$444,868	$195,510	$318,096	$90,799	$3,406,981
Commercial loans
Risk Rating:
Pass	$3,079,877	$1,995,390	$1,149,481	$812,816	$345,308	$492,661	$2,255,738	$10,131,271
Special mention	8,073	2,548	8,375	10,800	1,043	279	1,319	32,437
Substandard	8,547	60,442	61,826	10,527	46,358	69,714	1,739	259,153
Non-accrual	209	2,032	—	1	916	3,782	—	6,940
Total Commercial loans:	$3,096,706	$2,060,412	$1,219,682	$834,144	$393,625	$566,436	$2,258,796	$10,429,801

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of December 31, 2023 and 2022 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2023
Real estate-personal
Current to 90 days past due	$455,703	$452,153	$533,313	$711,442	$257,159	$596,439	$8,620	$3,014,829
Over 90 days past due	3,319	1,650	2,222	834	44	1,490	—	9,559
Non-accrual	—	261	167	—	157	1,068	—	1,653
Total Real estate-personal:	$459,022	$454,064	$535,702	$712,276	$257,360	$598,997	$8,620	$3,026,041
Gross write-offs for the year ended December 31, 2023	$—	$18	$—	$—	$—	$23	$—	$41
Consumer
Current to 90 days past due	$518,619	$340,104	$258,348	$127,208	$56,394	$51,302	$722,595	$2,074,570
Over 90 days past due	391	210	194	24	54	421	1,859	3,153
Total Consumer:	$519,010	$340,314	$258,542	$127,232	$56,448	$51,723	$724,454	$2,077,723
Gross write-offs for the year ended December 31, 2023	$926	$2,891	$1,939	$770	$376	$370	$1,051	$8,323
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$317,047	$317,047
Over 90 days past due	—	—	—	—	—	—	870	870
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$319,894	$319,894
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$11	$11
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$582,330	$582,330
Over 90 days past due	—	—	—	—	—	—	7,583	7,583
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$589,913	$589,913
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$24,105	$24,105
Overdrafts
Current to 90 days past due	$6,802	$—	$—	$—	$—	$—	$—	$6,802
Total Overdrafts:	$6,802	$—	$—	$—	$—	$—	$—	$6,802
Gross write-offs for the year ended December 31, 2023	$3,803	$—	$—	$—	$—	$—	$—	$3,803
Personal banking loans
Current to 90 days past due	$981,124	$792,257	$791,661	$838,650	$313,553	$647,741	$1,630,592	$5,995,578
Over 90 days past due	3,710	1,860	2,416	858	98	1,911	10,312	21,165
Non-accrual	—	261	167	—	157	1,068	1,977	3,630
Total Personal banking loans:	$984,834	$794,378	$794,244	$839,508	$313,808	$650,720	$1,642,881	$6,020,373
Gross write-offs for the year ended December 31, 2023	$4,729	$2,909	$1,939	$770	$376	$393	$25,167	$36,283

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2022
Real estate-personal
Current to 90 days past due	$535,283	$589,658	$783,651	$290,580	$132,305	$568,380	$10,174	$2,910,031
Over 90 days past due	514	967	1,338	81	1,388	2,393	—	6,681
Non-accrual	—	—	52	169	102	1,043	—	1,366
Total Real estate-personal:	$535,797	$590,625	$785,041	$290,830	$133,795	$571,816	$10,174	$2,918,078
Consumer
Current to 90 days past due	$536,429	$378,118	$205,849	$106,733	$36,096	$62,255	$731,436	$2,056,916
Over 90 days past due	326	251	203	58	267	228	839	2,172
Total Consumer:	$536,755	$378,369	$206,052	$106,791	$36,363	$62,483	$732,275	$2,059,088
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$296,504	$296,504
Over 90 days past due	—	—	—	—	—	—	703	703
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$297,207	$297,207
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$578,451	$578,451
Over 90 days past due	—	—	—	—	—	—	5,549	5,549
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$584,000	$584,000
Overdrafts
Current to 90 days past due	$14,737	$—	$—	$—	$—	$—	$—	$14,737
Over 90 days past due	220	—	—	—	—	—	—	220
Total Overdrafts:	$14,957	$—	$—	$—	$—	$—	$—	$14,957
Personal banking loans
Current to 90 days past due	$1,086,449	$967,776	$989,500	$397,313	$168,401	$630,635	$1,616,565	$5,856,639
Over 90 days past due	1,060	1,218	1,541	139	1,655	2,621	7,091	15,325
Non-accrual	—	—	52	169	102	1,043	—	1,366
Total Personal banking loans:	$1,087,509	$968,994	$991,093	$397,621	$170,158	$634,299	$1,623,656	$5,873,330

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2023 and 2022.

	December 31, 2023				December 31, 2022
(In thousands)	Business Assets	Real Estate	Oil & Gas Assets	Total	Business Assets	Oil & Gas Assets	Total
Commercial:
Business	$1,183	$—	$1,238	$2,421	$2,778	$1,824	$4,602
Revolving home equity	—	1,977	—	1,977	—	$—	—
Total	$1,183	$1,977	$1,238	$4,398	$2,778	$1,824	$4,602

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $168.9 million at December 31, 2023 and $179.2 million at December 31, 2022. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $211.3 million at December 31, 2023 and $197.5 million at December 31, 2022. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at December 31, 2023 and 2022 by FICO score.

	Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
December 31, 2023
FICO score:
Under 600	2.0%	2.5%	1.9%	4.7%
600 – 659	2.3	4.3	3.3	12.1
660 – 719	8.5	12.9	10.9	29.2
720 – 779	21.9	28.2	22.4	27.0
780 and over	65.3	52.1	61.5	27.0
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2022
FICO score:
Under 600	1.4%	2.2%	1.5%	3.4%
600 – 659	2.2	4.2	2.8	11.4
660 – 719	8.1	14.5	9.7	30.8
720 – 779	23.7	26.7	21.4	27.1
780 and over	64.6	52.4	64.6	27.3
Total	100.0%	100.0%	100.0%	100.0%
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

The following tables present the amortized cost at December 31, 2023 of loans that were modified during the year ended December 31, 2023.

	For the Year Ended December 31, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
December 31, 2023
Commercial:
Business	$28,179	$—	$—	$—	$—	$28,179	0.5%
Real estate – business	105,549	—	—	—	—	105,549	2.8
Personal Banking:
Real estate – personal	383	4,203	—	—	—	4,586	0.2
Consumer	30	68	92	—	85	275	—
Consumer credit card	—	—	2,535	346	—	2,881	0.5
Total	$134,141	$4,271	$2,627	$346	$85	$141,470	0.8%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the year ended December 31, 2023.

Term Extension
For the Year Ended December 31, 2023
Commercial:
Business	Extended maturity by a weighted average of 7 months.
Real estate – business	Extended maturity by a weighted average of 13 months.
Personal Banking:
Real estate – personal	Extended maturity by a weighted average of 7 months.
Consumer	Extended maturity by 10 years.

Payment Delay
For the Year Ended December 31, 2023
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 20 years.
Consumer	Deferred certain payments by a weighted average of 71 months.

Interest Rate Reduction
For the Year Ended December 31, 2023
Personal Banking:
Consumer	Reduced weighted-average contractual interest rate from average 22% to 6%.
Consumer credit card	Reduced weighted-average contractual interest rate from average 22% to 6%.

Forgiveness of Interest/Fees
For the Year Ended December 31, 2023
Personal Banking:
Consumer credit card	Approximately $33 thousand of interest and fees forgiven.

The Company had commitments of $28.4 million at December 31, 2023 to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current reporting period.

The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2023 and were modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through December 31, 2023. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal. In addition to the loans below, the Company charged off $2.2 million and $729 thousand of business and consumer loans, respectively, during the year ended December 31, 2023 that were modified during the period.

	For the Year Ended December 31, 2023
(Dollars in thousands)	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
December 31, 2023
Personal Banking:
Real estate – personal	$1,357	$—	$—	$1,357
Consumer	—	24	—	24
Consumer credit card	—	332	154	486
Total	$1,357	$356	$154	$1,867

The following table presents the amortized cost basis at December 31, 2023 of loans that have been modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through December 31, 2023.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
December 31, 2023
Commercial:
Business	$26,941	$1,238	$—	$28,179
Real estate – business	102,388	3,161	—	105,549
Personal Banking:
Real estate – personal	3,303	751	532	4,586
Consumer	233	28	14	275
Consumer credit card	2,071	456	354	2,881
Total	$134,936	$5,634	$900	$141,470

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
Accruing loans:
Commercial	$184,388
Assistance programs	5,156
Other consumer	4,049
Non-accrual loans	5,078
Total troubled debt restructurings	$198,671

The table below shows the balance of troubled debt restructurings by loan classification at December 31, 2022, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the 12 months prior to December 31, 2022. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	December 31, 2022	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$12,311	$—
Real estate – construction and land	57,547	—
Real estate – business	118,654	—
Personal Banking:
Real estate – personal	2,809	419
Consumer	2,250	268
Revolving home equity	17	—
Consumer credit card	5,083	452
Total troubled debt restructurings	$198,671	$1,139

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. However, the effects of modifications to loans under various debt management and assistance programs were estimated at December 31, 2022 to decrease interest income by approximately $661 thousand on an annual, pre-tax basis, compared to amounts contractually owed. Performing consumer loans where the debt was not reaffirmed in bankruptcy did not result in a concession, as no changes to loan terms occurred in that process. Other modifications to consumer loans mainly involve extensions and other small modifications that did not include the forgiveness of principal or interest.

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

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 19. The loans are primarily sold to FNMA and FHLMC. At December 31, 2023, the fair value of these loans was $1.6 million, and the unpaid principal balance was $1.5 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at December 31, 2023 totaled $2.2 million.

At December 31, 2023, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $270 thousand and $96 thousand at December 31, 2023 and 2022, respectively, and included in those amounts were $270 thousand and $96 thousand of foreclosed residential real estate properties held as a result of obtaining physical possession at December 31, 2023 and December 31, 2022, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $1.8 million and $1.6 million at December 31, 2023 and 2022, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at December 31, 2023 and 2022:

(In thousands)	2023	2022
Available for sale debt securities	$9,684,760	$12,238,316
Trading debt securities	28,830	43,523
Equity securities:
Readily determinable fair value	5,723	6,210
No readily determinable fair value	6,978	6,094
Other:
Federal Reserve Bank stock	35,166	34,795
Federal Home Loan Bank stock	10,640	10,678
Equity method investments	—	1,434
Private equity investments	176,667	178,127
Total investment securities (1)	$9,948,764	$12,519,177
(1) Accrued interest receivable totaled $28.9 million and $38.8 million at December 31, 2023 and December 31, 2022, respectively, and was included within other assets on the consolidated balance sheet.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. This portfolio includes the Company's 823,447 shares of Visa Class B common stock, which are held by Commerce Bancshares, Inc. (the Company's parent company). These shares have a carrying value of zero, as there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the year-ended December 31, 2023, the Company did not record any impairment or significant other adjustments to the carrying amount of its portfolio of equity securities with no readily determinable fair value.

At Visa, Inc.’s (“Visa”) annual meeting of shareholders on January 23, 2024, shareholders approved Proposal 4 – Approval and Adoption of the Class B Exchange Offer Program Certificate Amendments as described in Visa's 2024 Proxy Statement. This proposal authorizes Visa to enable the release and public sale of portions of Visa’s Class B common stock in a measured and programmatic fashion through a series of exchange offers.

On January 24, 2024, the Company’s holdings of 823,447 shares of Visa Class B common stock were redenominated as Visa Class B-1 common stock pursuant to Visa’s Eighth Restated Certificate of Incorporation. On January 29, 2024, Visa filed Form S-4 Registration Statement with the Securities and Exchange Commission, which proposes an offer to exchange any and all issued and outstanding shares of Class B-1 common stock for a combination of shares of Class B-2 common stock and shares of Class C common stock. As of February 22, 2024, the Form S-4 Registration Statement was not yet effective. The Company is currently evaluating the proposed exchange offer.

Other investment securities include Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock, equity method investments, and investments in portfolio concerns held by the Company's private equity subsidiary. FRB stock and FHLB stock are held for debt and regulatory purposes. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is based on total assets of the Company (subject to a cap) and the level of borrowings from the FHLB. These holdings are carried at cost. These adjustments are included in non-interest income on the Company's consolidated statements of income. The private equity investments are carried at estimated fair value.

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in other comprehensive income (OCI). A summary of the available for sale debt securities by maturity groupings as of December 31, 2023 is shown in the following table. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2023. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and GNMA, in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
Within 1 year	$399,926	$394,466	1.44	*%
After 1 but within 5 years	263,138	255,368	1.26	*
After 5 but within 10 years	178,203	166,680.54		*
Total U.S. government and federal agency obligations	841,267	816,514	1.19	*
Government-sponsored enterprise obligations:
After 5 but within 10 years	4,948	4,505	2.94
After 10 years	50,710	39,457	2.32
Total government-sponsored enterprise obligations	55,658	43,962	2.38
State and municipal obligations:
Within 1 year	62,701	61,763	1.31
After 1 but within 5 years	403,542	376,194	1.67
After 5 but within 10 years	750,535	649,221	1.82
After 10 years	129,855	110,241	2.13
Total state and municipal obligations	1,346,633	1,197,419	1.78
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,621,821	3,901,346	2.10
Non-agency mortgage-backed securities	1,331,288	1,157,898	2.37
Asset-backed securities	2,200,712	2,107,485	2.33
Total mortgage and asset-backed securities	8,153,821	7,166,729	2.20
Other debt securities:
Within 1 year	48,102	47,374	1.87
After 1 but within 5 years	206,942	195,385	2.02
After 5 but within 10 years	239,082	205,950	1.83
After 10 years	13,260	11,427	1.82
Total other debt securities	507,386	460,136	1.91%
Total available for sale debt securities	$10,904,765	$9,684,760
* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $404.4 million, at fair value, at December 31, 2023. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

Allowance for credit losses on available for sale debt securities
Securities for which fair value is less than amortized cost are reviewed for impairment. Special emphasis is placed on securities whose credit rating has fallen below Baa3 (Moody's) or BBB- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price, or those which have been identified based on management’s judgment. These securities are placed on a watch list and cash flow analyses are prepared on an individual security basis. Certain securities are analyzed using a projected cash flow model, discounted to present value, and compared to the current amortized cost bases of the securities. The model uses input factors such as cash flow projections, contractual payments required, expected delinquency rates, credit support from other tranches, prepayment speeds, collateral loss severity rates (including loan to values), and various other information related to the underlying collateral. Securities not analyzed using the cash flow model are analyzed by reviewing credit ratings, credit support agreements, and industry knowledge to project future cash flows and any possible credit impairment.

At December 31, 2023, the fair value of securities on this watch list was $1.2 billion compared to $1.3 billion at December 31, 2022. Almost all of the securities included on the Company's watch list were experiencing unrealized loss positions due to the significant increase in interest rates and were analyzed outside of the cash flow model. At December 31,

2023, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of December 31, 2023, the Company did not identify any securities for which a credit loss exists, and for the years ended December 31, 2023 and 2022, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at December 31, 2023 and 2022. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At December 31, 2023, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. government and federal agency obligations	$51,585	$809	$714,400	$24,025	$765,985	$24,834
Government-sponsored enterprise obligations	—	—	43,962	11,696	43,962	11,696
State and municipal obligations	24,022	760	1,167,607	148,478	1,191,629	149,238
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,382	59	3,875,432	720,649	3,879,814	720,708
Non-agency mortgage-backed securities	—	—	1,152,045	173,526	1,152,045	173,526
Asset-backed securities	19,086	156	2,081,293	93,076	2,100,379	93,232
Total mortgage and asset-backed securities	23,468	215	7,108,770	987,251	7,132,238	987,466
Other debt securities	—	—	460,136	47,250	460,136	47,250
Total	$99,075	$1,784	$9,494,875	$1,218,700	$9,593,950	$1,220,484
December 31, 2022
U.S. government and federal agency obligations	$605,840	$17,490	$380,573	$25,940	$986,413	$43,430
Government-sponsored enterprise obligations	25,068	4,650	18,040	7,971	43,108	12,621
State and municipal obligations	814,799	26,708	875,329	171,385	1,690,128	198,093
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,323,938	125,330	2,966,851	654,327	4,290,789	779,657
Non-agency mortgage-backed securities	135,984	16,736	1,069,222	195,218	1,205,206	211,954
Asset-backed securities	1,331,055	50,056	2,006,188	140,424	3,337,243	190,480
Total mortgage and asset-backed securities	2,790,977	192,122	6,042,261	989,969	8,833,238	1,182,091
Other debt securities	166,040	9,690	308,818	54,707	474,858	64,397
Total	$4,402,724	$250,660	$7,625,021	$1,249,972	$12,027,745	$1,500,632

The entire available for sale debt securities portfolio included $9.6 billion of securities that were in a loss position at December 31, 2023, compared to $12.0 billion at December 31, 2022. The total amount of unrealized loss on these securities was $1.2 billion at December 31, 2023, a decrease of $280.1 million compared to the unrealized loss at December 31, 2022. Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at December 31, 2023 and 2022 and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
U.S. government and federal agency obligations	$841,267	$81	$(24,834)	$—	$816,514
Government-sponsored enterprise obligations	55,658	—	(11,696)	—	43,962
State and municipal obligations	1,346,633	24	(149,238)	—	1,197,419
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,621,821	233	(720,708)	—	3,901,346
Non-agency mortgage-backed securities	1,331,288	136	(173,526)	—	1,157,898
Asset-backed securities	2,200,712	5	(93,232)	—	2,107,485
Total mortgage and asset-backed securities	8,153,821	374	(987,466)	—	7,166,729
Other debt securities	507,386	—	(47,250)	—	460,136
Total	$10,904,765	$479	$(1,220,484)	$—	$9,684,760
December 31, 2022
U.S. government and federal agency obligations	$1,078,807	$29	$(43,430)	$—	$1,035,406
Government-sponsored enterprise obligations	55,729	—	(12,621)	—	43,108
State and municipal obligations	1,965,028	174	(198,093)	—	1,767,109
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,087,893	191	(779,657)	—	4,308,427
Non-agency mortgage-backed securities	1,423,469	92	(211,954)	—	1,211,607
Asset-backed securities	3,588,025	256	(190,480)	—	3,397,801
Total mortgage and asset-backed securities	10,099,387	539	(1,182,091)	—	8,917,835
Other debt securities	539,255	—	(64,397)	—	474,858
Total	$13,738,206	$742	$(1,500,632)	$—	$12,238,316

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Year Ended December 31
(In thousands)	2023	2022	2021
Proceeds from sales of securities:
Available for sale debt securities	$1,101,782	$86,240	$69,809
Equity securities	—	17	—
Other	40,167	20,714	11,002
Total proceeds	$1,141,949	$106,971	$80,811

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$143	$—	$—
Losses realized on sales	(8,587)	(20,273)	(3,284)
Equity securities:
Gains realized on sales	—	17	—
Fair value adjustments, net	(487)	(943)	187
Other:
Gains realized on sales	976	1,670	1,611
Losses realized on sales	(1,076)	(3,798)	(159)
Fair value adjustments, net	24,016	43,833	31,704
Total investment securities gains (losses), net	$14,985	$20,506	$30,059

At December 31, 2023, securities totaling $7.5 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $4.7 billion at December 31, 2022. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $208 thousand, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral.

Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4. Premises and Equipment
Premises and equipment consist of the following at December 31, 2023 and 2022:

(In thousands)	2023	2022
Land	$88,564	$89,342
Buildings and improvements	730,445	673,802
Equipment	244,636	237,867
Right of use leased assets	26,962	26,030
Total	1,090,607	1,027,041
Less accumulated depreciation	621,548	608,132
Net premises and equipment	$469,059	$418,909

Depreciation expense of $36.1 million in 2023, $32.3 million in 2022, and $31.9 million in 2021, was included in occupancy expense and equipment expense in the consolidated statements of income. Repairs and maintenance expense of $18.5 million, $17.7 million, and $16.0 million for 2023, 2022 and 2021, respectively, was included in occupancy expense and equipment expense. Interest expense capitalized on constructions projects totaled $903 thousand, $1.4 million, and $29 thousand in 2023, 2022 and 2021, respectively.

Right of use leased assets are comprised mainly of operating leases for branches, office space, ATM locations, and certain equipment, as described in Note 6.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2023				December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(5,092)	$—	$458	$31,270	$(30,565)	$—	$705
Mortgage servicing rights	13,723	(3,602)	—	10,121	22,187	(11,258)	—	10,929
Total	$19,273	$(8,694)	$—	$10,579	$53,457	$(41,823)	$—	$11,634

The carrying amount of goodwill and its allocation among segments at December 31, 2023 and 2022 is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2023, 2022 or 2021. Further, the annual assessment of qualitative factors on January 1, 2024 revealed no likelihood of impairment as of that date.

(In thousands)	December 31, 2023	December 31, 2022
Consumer segment	$70,721	$70,721
Commercial segment	75,072	67,454
Wealth segment	746	746
Total goodwill	$146,539	$138,921

In addition to its intangible assets with estimable useful lives included in the table above, the Company also has a $3.6 million intangible asset for an easement in connection with a commercial office complex in Clayton, Missouri. The easement, which grants the Company access to all portions of the parking facility and terrace garden, is perpetual and will be assessed for impairment at least annually, or whenever events or circumstances indicate an impairment may have occurred. No impairment was identified at December 31, 2023.

Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2023 and 2022 are shown in the following table.

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2021	$138,921	$3,600	$1,004	$10,966
Originations, net of disposals	—	—	—	1,317
Amortization	—	—	(299)	(1,658)
Impairment recovery	—	—	—	304
Balance at December 31, 2022	138,921	3,600	705	10,929
Acquisition	7,618	—	—	—
Originations, net of disposals	—	—	—	340
Amortization	—	—	(247)	(1,148)
Balance at December 31, 2023	$146,539	$3,600	$458	$10,121

During 2023, the Company wrote off $25.7 million of core deposit intangible assets that were fully amortized. Also during 2023, the Company acquired L.J. Hart & Company, a municipal bond underwriter and advisor, and the acquisition resulted in goodwill of $7.6 million.
Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment at a tranche level, and if impairment is indicated, recorded at fair value. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. During 2023, no impairment or impairment recovery was recognized. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 17 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $2.0 million and $3.1 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2023. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2024	$1,315
2025	1,153
2026	1,007
2027	867
2028	752

6. Leases
The Company's leasing activities include leasing certain real estate and equipment, providing lease financing to commercial customers, and leasing office space to third parties. The Company uses the FHLB fixed-advance rate at lease commencement or at any subsequent remeasurement event date based on the remaining lease term to calculate the liability for each lease.

Lessee
The Company's operating leases are primarily for branches, office space, ATM locations, and certain equipment. As of December 31, 2023, the right-of-use asset for operating leases, reported within premises and equipment, net, and lease liability, reported within other liabilities, recognized on the Company's consolidated balance sheets totaled $26.5 million and $26.9 million, respectively, compared to right-of-use assets of $24.9 million and lease liability of $25.2 million at December 31, 2022. Total lease cost for the year ended December 31, 2023 was $8.3 million, compared to $7.9 million for the year ended December 31, 2022. For leases with a term of 12 months or less, an election was made not to recognize lease assets and lease liabilities for all asset classes, and to recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining terms of 1 month to 28 years, most of which contain renewal options. However, the renewal options are generally not included in the leased asset or liability because the option exercises are uncertain.

The maturities of operating leases are included in the table below.

(in thousands)	Operating Leases(1)
2024	$6,290
2025	4,434
2026	3,833
2027	3,609
2028	3,303
After 2028	12,624
Total lease payments	$34,093
Less: Interest	7,199
Present value of lease liabilities	$26,894
        (1) Excludes $743 thousand of legally binding minimum lease payments for operating leases signed but not yet commenced.

The following table presents the average lease term and discount rate of operating leases.

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	9.9 years	10.6 years
Weighted-average discount rate	4.11%	3.73%

Supplemental cash flow information related to operating leases is included in the table below.

	For the Year Ended December 31
(in thousands)	2023	2022
Operating cash paid toward lease liabilities	$6,486	6,529
Leased assets obtained in exchange for new lease liabilities	$7,085	5,161

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

The following table provides the components of lease income.

	For the Year Ended December 31
(in thousands)	2023	2022
Direct financing and sales-type leases	31,127	22,144
Operating leases(1)	13,036	8,948
Total lease income	$44,163	$31,092
(1) Includes rent from Tower Properties, a related party, of $76 thousand for the years ended both December 31, 2023 and 2022.

The following table presents the components of the net investments in direct financing and sales-type leases.

(in thousands)	December 31, 2023	December 31, 2022
Lease payment receivable	$729,891	$704,509
Unguaranteed residual assets	134,105	72,157
Total net investments in direct financing and sales-type leases	$863,996	$776,666
Deferred origination cost	3,024	3,222
Total net investment included within business loans	$867,020	$779,888

The maturities of lease receivables are included in the table below.

(in thousands)	Direct Financing and Sale-Type Leases	Operating Leases	Total
2024	$218,641	$11,976	$230,617
2025	182,103	10,725	192,828
2026	146,430	10,080	156,510
2027	110,328	9,034	119,362
2028	67,850	8,352	76,202
After 2028	80,861	46,783	127,644
Total lease receipts	806,213	$96,950	$903,163
Less: Net present value adjustment	76,322
Present value of lease receipts	$729,891

7. Deposits
At December 31, 2023, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
Due in 2024	$2,647,310
Due in 2025	185,368
Due in 2026	29,435
Due in 2027	7,906
Due in 2028	5,671
Total	$2,875,690

The aggregate amount of certificates of deposit that exceeded the $250,000 FDIC insurance limit totaled $1.3 million at December 31, 2023.

8. Borrowings
At December 31, 2023, the Company's borrowings primarily consisted of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). The following table sets forth selected information for federal funds purchased and repurchase agreements.

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2023	2.78%	3.47%	$2,839,633	$3,133,020	$2,908,815
2022	2.01	1.06	2,439,279	2,841,734	2,841,734
2021	.06	.07	2,334,837	3,022,967	3,022,967

Federal funds purchased and repurchase agreements comprised the majority of the Company's short-term borrowings (borrowings with an original maturity of less than one year at December 31, 2023), and $2.6 billion of these borrowings were repurchase agreements, which generally have one day maturities and are mainly comprised of non-insured customer funds secured by a portion of the Company's investment portfolio. Additional information about the securities pledged for repurchase agreements and repurchase agreement maturity is provided in Note 20 on Resale and Repurchase Agreements. Accrued interest for repurchase agreements was $695 thousand, $275 thousand and $9 thousand at December 31, 2023, 2022 and 2021, respectively.

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. At December 31, 2023, the Bank had no outstanding advances from the FHLB. The FHLB also issues letters of credit to secure the Bank's obligations to certain depositors of public funds, which totaled $639.5 million at December 31, 2023.

9. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2023, 2022 and 2021 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2023:
U.S. federal	$124,787	$(6,228)	$118,559
State and local	17,161	(1,171)	15,990
Total	$141,948	$(7,399)	$134,549
Year ended December 31, 2022:
U.S. federal	$96,849	$19,990	$116,839
State and local	13,793	1,726	15,519
Total	$110,642	$21,716	$132,358
Year ended December 31, 2021:
U.S. federal	$104,924	$22,184	$127,108
State and local	15,174	3,429	18,603
Total	$120,098	$25,613	$145,711

The components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021
Unrealized gain (loss) on available for sale debt securities	$69,972	$(382,697)	$(80,211)
Change in fair value on cash flow hedges	(6,017)	(6,446)	(6,040)
Accumulated pension (benefit) loss	1,197	1,161	1,484
Income tax (benefit) expense allocated to stockholders’ equity	$65,152	$(387,982)	$(84,767)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows:

(In thousands)	2023	2022
Deferred tax assets:
Unrealized loss on available for sale debt securities	$305,001	$374,973
Loans, principally due to allowance for credit losses	44,702	43,553
Unearned fee income	10,810	5,534
Accrued expenses	10,531	6,748
Equity-based compensation	8,082	7,491
Deferred compensation	7,894	7,864
Other	812	1,737
Total deferred tax assets	387,832	447,900
Deferred tax liabilities:
Equipment lease financing	99,453	91,913
Land, buildings, and equipment	21,016	17,210
Cash flow hedges	9,468	19,747
Intangible assets	7,545	7,519
Private equity investments	6,888	9,393
Other	7,235	8,138
Total deferred tax liabilities	151,605	153,920
Net deferred tax assets (liabilities)	$236,227	$293,980

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets, therefore, no valuation allowance is needed for the deferred tax assets at year end.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 21%, and the Company's actual income tax expense for 2023, 2022, and 2021 is provided below. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(In thousands)	2023	2022	2021
Computed “expected” tax expense	$128,438	$130,359	$142,060
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal tax benefit	12,633	12,260	14,697
Tax-exempt interest, net of cost to carry	(7,002)	(8,473)	(9,002)
Non-deductible FDIC insurance premiums	2,101	1,376	1,090
Share-based award payments	(1,176)	(1,669)	(2,941)
Other	(445)	(1,495)	(193)
Total income tax expense	$134,549	$132,358	$145,711

The gross amount of unrecognized tax benefits was $1.3 million and $1.2 million at December 31, 2023 and 2022, respectively, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.0 million at both December 31, 2023 and 2022. The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2023 and 2022 was as follows:

(In thousands)	2023	2022
Unrecognized tax benefits at beginning of year	$1,205	$1,276
Gross increases – tax positions in prior period	25	21
Gross increases – current-period tax positions	336	235
Lapse of statute of limitations	(296)	(327)
Unrecognized tax benefits at end of year	$1,270	$1,205

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2020 through 2023 remain open to examination for U.S. federal income tax and for major state taxing jurisdictions.

10. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2023	2022	2021
Payroll taxes	$31,507	$29,580	$28,084
Medical plans	36,277	31,004	31,131
401(k) plan	19,216	18,590	17,237
Pension plans	499	516	388
Other	3,587	3,097	1,170
Total employee benefits	$91,086	$82,787	$78,010

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

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. No contributions to the defined benefit plan were made in 2023, 2022 or 2021. The minimum required contribution for 2024 is expected to be zero. The Company does not expect to make any further contributions in 2024 other than the necessary funding contributions to the CERP. Distributions under the CERP were $806 thousand, $14 thousand and $14 thousand during 2023, 2022 and 2021, respectively.
The following items are components of the net pension cost for the years ended December 31, 2023, 2022 and 2021.

(In thousands)	2023	2022	2021
Service cost	$499	$516	$388
Interest cost on projected benefit obligation	4,615	2,725	2,169
Expected return on plan assets	(4,051)	(4,515)	(4,532)
Amortization of prior service cost	(271)	(271)	(271)
Amortization of unrecognized net (gain) loss	1,464	1,717	2,578
Net periodic pension cost	$2,256	$172	$332

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2023 and 2022.

(In thousands)	2023	2022
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$95,842	$121,738
Service cost	499	516
Interest cost	4,615	2,725
Benefits paid	(7,667)	(6,933)
Actuarial (gain) loss	660	(22,204)
Projected benefit obligation at valuation date	93,949	95,842
Change in plan assets
Fair value of plan assets at prior valuation date	88,396	109,807
Actual return on plan assets	8,307	(14,492)
Employer contributions	806	14
Benefits paid	(7,667)	(6,933)
Fair value of plan assets at valuation date	89,842	88,396
Funded status and net amount recognized at valuation date	$(4,107)	$(7,446)
The unfunded pension benefit obligation decreased $3.3 million from the prior year primarily due to the plan assets earning $4.3 million more than expected. This decrease was slightly offset by a decrease in the discount rate from 5.19% to 4.98%.

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $93.9 million and $95.8 million for the combined plans on December 31, 2023 and 2022, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2023 and 2022 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2023	2022
Prior service credit (cost)	$181	$452
Accumulated gain (loss)	(18,304)	(23,363)
Accumulated other comprehensive income (loss)	(18,123)	(22,911)
Cumulative employer contributions in excess of net periodic benefit cost	14,016	15,465
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(4,107)	$(7,446)
Net gain (loss) arising during period	3,594	3,197
Amortization of net (gain) loss	1,464	1,717
Amortization of prior service cost	(271)	(271)
Total recognized in other comprehensive income (loss)	$4,787	$4,643
Total income (expense) recognized in net periodic pension cost and other comprehensive income	$2,531	$4,471

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2023	2022	2021
Determination of benefit obligation at year end:
Effective discount rate on benefit obligations	4.98%	5.19%	2.58%
Assumed cash balance interest crediting rate	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Effective discount rate on benefit obligations	5.19%	2.64%	2.25%
Effective rate for interest cost on benefit obligations	5.09%	2.15%	1.63%
Long-term rate of return on assets	4.75%	4.25%	4.25%
Assumed cash balance interest crediting rate	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2023 and 2022. Information about the valuation techniques and inputs used to measure fair value are provided in Note 17 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
U.S. government obligations	$14,041	$14,041	$—	$—
Government-sponsored enterprise obligations (a)	1,039	—	1,039	—
State and municipal obligations	3,740	—	3,740	—
Agency mortgage-backed securities (b)	2,230	—	2,230	—
Non-agency mortgage-backed securities	2,271	—	2,271	—
Asset-backed securities	5,687	—	5,687	—
Corporate bonds (c)	48,534	—	48,534	—
Equity securities and mutual funds: (d)
Mutual funds	4,443	4,443	—	—
Common stocks	5,809	5,809	—	—
International developed markets funds	1,809	1,809	—	—
Emerging markets funds	239	239	—	—
Total	$89,842	$26,341	$63,501	$—
December 31, 2022
Assets:
U.S. government obligations	$9,960	$9,960	$—	$—
Government-sponsored enterprise obligations (a)	1,022	—	1,022	—
State and municipal obligations	6,840	—	6,840	—
Agency mortgage-backed securities (b)	2,871	—	2,871	—
Non-agency mortgage-backed securities	2,527	—	2,527	—
Asset-backed securities	6,768	—	6,768	—
Corporate bonds (c)	35,234	—	35,234	—
Equity securities and mutual funds: (d)
Mutual funds	4,395	4,395	—	—
Common stocks	15,868	15,868	—	—
International developed markets funds	2,604	2,604	—	—
Emerging markets funds	307	307	—	—
Total	$88,396	$33,134	$55,262	$—
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
(d)    This category represents investments in individual common stocks and equity funds. These holdings are diversified, largely across the technology services, financial services, electronic technology, healthcare technology, and retail trade industries.

The investment policy of the pension plan is designed for growth in principal, within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines, which may change from time to time, regarding the types and percentages of investments held. Currently, the policy includes guidelines such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2023. Under the current policy, the long-term investment target mix for the plan is 10% equity securities and 90% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2023 pension plan expense was 4.75%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The 10-year annualized return for the Company’s pension plan was 4.9%. During 2023, the plan’s assets gained 10.3% of their value, compared to a loss of 12.0% in 2022. Returns for any plan year may be affected by changes in the stock market and interest rates. The Company expects to incur pension expense of $1.7 million in 2024, compared to $2.3 million in 2023.

The following future benefit payments are expected to be paid:

(In thousands)
2024	$7,883
2025	7,859
2026	7,734
2027	7,618
2028	7,434
2029 - 2033	33,673

11. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan that allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the past three years, stock-based compensation has been issued in the form of nonvested restricted stock awards and stock appreciation rights. At December 31, 2023, 6,197,988 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $17.1 million, $17.0 million and $15.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.2 million, $3.0 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Nonvested Restricted Stock Awards
Nonvested stock is awarded to key employees by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 4 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant of restricted stock awards. A summary of the status of the Company’s nonvested share awards as of December 31, 2023 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	1,206,004	$55.43
Granted	331,889	59.11
Vested	(341,152)	48.30
Forfeited	(30,406)	58.13
Nonvested at December 31, 2023	1,166,335	$58.48

The total fair value (at vest date) of shares vested during 2023, 2022 and 2021 was $20.9 million, $18.8 million and $17.6 million, respectively.

Stock Appreciation Rights
Stock appreciation rights (SARs) are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs generally vest ratably over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. A summary of SAR activity during 2023 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2023	995,591	$44.59
Granted	94,173	62.52
Forfeited	(5,250)	60.99
Expired	(6,114)	49.63
Exercised	(55,079)	26.33
Outstanding at December 31, 2023	1,023,321	$47.10	4.8	years	$9,189
Exercisable at December 31, 2023	786,452	$42.66	3.9	years	$9,132

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

	2023	2022	2021
Weighted per share average fair value at grant date	$17.76	$15.80	$14.50
Assumptions:
Dividend yield	1.6%	1.5%	1.4%
Volatility	27.9%	28.4%	28.2%
Risk-free interest rate	3.9%	1.6%	.7%
Expected term	5.8 years	5.7 years	5.7 years

Additional information about SARs exercised is presented below.

(In thousands)	2023	2022	2021
Intrinsic value of SARs exercised	$1,723	$2,448	$7,664
Tax benefit realized SARs exercised	362	462	1,488

As of December 31, 2023, there was $34.0 million of unrecognized compensation cost related to unvested SARs and stock awards. This cost is expected to be recognized over a weighted average period of approximately 3.1 years.

Directors Stock Purchase Plan
The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 103,307 at December 31, 2023. Shares authorized for issuance under the plan were increased to 150,000 shares in February 2022. In 2023, 32,841 shares were purchased at an average price of $52.07, and in 2022, 22,811 shares were purchased at an average price of $64.07.

* All share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2023.

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

(In thousands)	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2023	$(1,124,915)	$(17,186)	$55,237	$(1,086,864)
Other comprehensive income (loss) before reclassifications to current earnings	271,442	3,594	(8,860)	266,176
Amounts reclassified to current earnings from accumulated other comprehensive income	8,444	1,193	(15,209)	(5,572)
Current period other comprehensive income (loss), before tax	279,886	4,787	(24,069)	260,604
Income tax (expense) benefit	(69,972)	(1,197)	6,017	(65,152)
Current period other comprehensive income (loss), net of tax	209,914	3,590	(18,052)	195,452
Balance December 31, 2023	$(915,001)	$(13,596)	$37,185	$(891,412)
Balance January 1, 2022	$23,174	$(20,668)	$74,574	$77,080
Other comprehensive income (loss) before reclassifications to current earnings	(1,551,059)	3,197	(2,428)	(1,550,290)
Amounts reclassified to current earnings from accumulated other comprehensive income	20,273	1,446	(23,355)	(1,636)
Current period other comprehensive income (loss), before tax	(1,530,786)	4,643	(25,783)	(1,551,926)
Income tax (expense) benefit	382,697	(1,161)	6,446	387,982
Current period other comprehensive income (loss), net of tax	(1,148,089)	3,482	(19,337)	(1,163,944)
Balance December 31, 2022	$(1,124,915)	$(17,186)	$55,237	$(1,086,864)
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

13. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial, and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 140 locations. This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses. In order to reflect a change in the Company's management of its portfolio of residential mortgage loans that it retains, the Company began including those loans in the Consumer segment on January 1, 2023. These loans had previously been included in the Other/Elimination column. As a result of this change, loans of approximately $1.9 billion were reclassified from the Other/Elimination column into the Consumer segment and prior periods presented below were restated to also reflect this change.

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

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2023:
Net interest income	$413,856	$482,389	$73,251	$969,496	$28,633	$998,129
Provision for credit losses	(27,459)	(3,513)	(28)	(31,000)	(4,451)	(35,451)
Non-interest income	99,910	246,183	218,241	564,334	8,711	573,045
Investment securities gains, net	—	—	—	—	14,985	14,985
Non-interest expense	(326,838)	(391,980)	(157,679)	(876,497)	(54,485)	(930,982)
Income before income taxes	$159,469	$333,079	$133,785	$626,333	$(6,607)	$619,726
Year ended December 31, 2022:
Net interest income	$366,749	$452,686	$74,416	$893,851	$48,334	$942,185
Provision for loan losses	(17,832)	(1,196)	(8)	(19,036)	(9,035)	(28,071)
Non-interest income	106,538	224,890	213,388	544,816	1,719	546,535
Investment securities gains, net	—	—	—	—	20,506	20,506
Non-interest expense	(308,899)	(365,276)	(144,914)	(819,089)	(29,688)	(848,777)
Income before income taxes	$146,556	$311,104	$142,882	$600,542	$31,836	$632,378
Year ended December 31, 2021:
Net interest income	$348,565	$453,692	$71,522	$873,779	$(38,355)	$835,424
Provision for loan losses	(23,224)	4,845	(52)	(18,431)	84,757	66,326
Non-interest income	126,218	211,048	213,617	550,883	9,510	560,393
Investment securities gains, net	—	—	—	—	30,059	30,059
Non-interest expense	(299,998)	(329,313)	(136,356)	(765,667)	(40,234)	(805,901)
Income before income taxes	$151,561	$340,272	$148,731	$640,564	$45,737	$686,301

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for credit losses in this category contains the difference between net loan charge-offs assigned directly to the segments and the recorded provision for credit loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment. Additionally, in 2023, interest expense on the Company's brokered deposits, which matured in the fourth quarter of 2023, is included in this column, as the Company's brokered deposits were not allocated to a segment.

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Average balances for 2023:
Assets	$3,984,071	$11,351,223	$1,892,958	$17,228,252	$14,712,363	$31,940,615
Loans, including held for sale	3,832,483	11,061,461	1,878,440	16,772,384	10,458	16,782,842
Goodwill and other intangible assets	81,655	72,066	746	154,467	3,600	158,067
Deposits	12,243,033	10,375,075	2,377,397	24,995,505	312,876	25,308,381
Average balances for 2022:
Assets	$3,853,875	$10,239,825	$1,838,023	$15,931,723	$17,673,594	$33,605,317
Loans, including held for sale	3,705,110	10,021,057	1,827,283	15,553,450	16,291	15,569,741
Goodwill and other intangible assets	82,566	67,727	746	151,039	3,600	154,639
Deposits	13,417,312	11,941,396	2,804,781	28,163,489	(62,792)	28,100,697

The above segment balances include only those items directly associated with the segment. The “Other/Elimination” column includes unallocated bank balances not associated with a segment (such as investment securities, federal funds sold and brokered deposits), balances relating to certain other administrative and corporate functions, and eliminations between segment and non-segment balances. This column also includes the resulting effect of allocating such items as float, deposit reserve and capital for the purpose of computing the cost or credit for funds used/provided.

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

14. Common Stock*
On December 19, 2023, the Company distributed a 5% stock dividend on its $5 par common stock for the 30th consecutive year. All per common share data in this report has been restated to reflect the stock dividend.

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

(In thousands, except per share data)	2023	2022	2021
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$477,060	$488,399	$530,765
Less income allocated to nonvested restricted stock	4,241	4,450	4,846
Net income allocated to common stock	$472,819	$483,949	$525,919
Weighted average common shares outstanding	129,922	131,539	134,125
Basic income per common share	$3.64	$3.68	$3.92
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$477,060	$488,399	$530,765
Less income allocated to nonvested restricted stock	4,237	4,442	4,838
Net income allocated to common stock	$472,823	$483,957	$525,927
Weighted average common shares outstanding	129,922	131,539	134,125
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	150	299	315
Weighted average diluted common shares outstanding	130,072	131,838	134,440
Diluted income per common share	$3.64	$3.67	$3.91
Unexercised stock appreciation rights of 363 thousand, 171 thousand and 97 thousand were excluded from the computation of diluted income per share for the years ended December 31, 2023, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive.

The Company maintains a treasury stock buyback program authorized by its Board of Directors. The most recent authorization in April 2022 approved future purchases of 5,000,000 shares of the Company's common stock. At December 31, 2023, 1,757,247 shares of common stock remained available for purchase under the current authorization.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2023	2022	2021
Shares outstanding at January 1	124,999	121,436	117,138
Issuance of stock:
Awards and sales under employee and director plans	348	306	328
5% stock dividend	6,201	5,953	5,790
Other purchases of treasury stock	(1,355)	(2,684)	(1,807)
Other	(17)	(12)	(13)
Shares outstanding at December 31	130,176	124,999	121,436
* Except as noted in the above table, all share and per share amounts in this footnote have been restated for the 5% common stock dividend distributed in 2023.

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

	Actual		Minimum Capital Adequacy Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,881,024	16.03%	$1,937,322	8.00%	N.A.	N.A.
Commerce Bank	3,313,640	13.81	1,919,257	8.00	$2,399,071	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,693,089	15.25%	$1,452,992	6.00%	N.A.	N.A.
Commerce Bank	3,125,706	13.03	1,439,443	6.00	$1,919,257	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,693,089	15.25%	$1,089,744	4.50%	N.A.	N.A.
Commerce Bank	3,125,706	13.03	1,079,582	4.50	$1,559,396	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$3,693,089	11.25%	$1,313,377	4.00%	N.A.	N.A.
Commerce Bank	3,125,706	9.56	1,307,174	4.00	$1,633,968	5.00%
December 31, 2022
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,600,920	14.89%	$1,934,274	8.00%	N.A.	N.A.
Commerce Bank	3,125,987	13.05	1,916,529	8.00	$2,395,661	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,417,223	14.13%	$1,450,705	6.00%	N.A.	N.A.
Commerce Bank	2,942,291	12.28	1,437,397	6.00	$1,916,529	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,417,223	14.13%	$1,088,029	4.50%	N.A.	N.A.
Commerce Bank	2,942,291	12.28	1,078,047	4.50	$1,557,180	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$3,417,223	10.34%	$1,322,102	4.00%	N.A.	N.A.
Commerce Bank	2,942,291	8.86	1,328,220	4.00	$1,660,275	5.00%

The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier I common capital, 8.0% for Tier I capital, 10.0% for Total capital and 5.0% for the leverage ratio.

At December 31, 2023 and 2022, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

16. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended December 31, 2023, approximately 64% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	For the Years Ended December 31
(In thousands)	2023	2022	2021
Bank card transaction fees	$191,156	$176,144	$167,891
Trust fees	190,954	184,719	188,227
Deposit account charges and other fees	90,992	94,381	97,217
Consumer brokerage services	17,223	19,117	18,362
Other non-interest income	38,784	34,742	27,223
Total non-interest income from contracts with customers	529,109	509,103	498,920
Other non-interest income (1)	43,936	37,432	61,473
Total non-interest income	$573,045	$546,535	$560,393
(1) This revenue is not within the scope of ASC 606, and includes fees relating to bond trading activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

The following table presents the opening and closing receivable balances for the years ended December 31, 2023 and 2022 for the Company’s significant revenue categories from contracts with customers.

(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Bank card transaction fees	$18,069	$17,254	$16,424
Trust fees	1,764	2,038	2,222
Deposit account charges and other fees	6,588	6,631	6,702
Consumer brokerage services	8	949	391

For these revenue categories, none of the transaction price has been allocated to performance obligations that are unsatisfied as of the end of a reporting period. A description of these revenue categories follows.

Bank Card Transaction Fees
The following table presents the components of bank card fee income.

	For the Years Ended December 31
(In thousands)	2023	2022	2021
Debit card:
Fee income	$44,795	$44,240	$44,170
Expense for network charges	(914)	(3,272)	(3,160)
Net debit card fees	43,881	40,968	41,010

Credit card:
Fee income	31,639	31,609	29,214
Expense for network charges and rewards	(17,191)	(17,049)	(14,070)
Net credit card fees	14,448	14,560	15,144

Corporate card:
Fee income	220,229	217,539	197,483
Expense for network charges and rewards	(109,588)	(117,527)	(105,782)
Net corporate card fees	110,641	100,012	91,701

Merchant:
Fee income	36,775	34,583	33,019
Fees to cardholder banks	(11,001)	(10,425)	(9,640)
Expense for network charges	(3,588)	(3,554)	(3,343)
Net merchant fees	22,186	20,604	20,036
Total bank card transaction fees	$191,156	$176,144	$167,891

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

Trust Fees
The following table shows the components of revenue within trust fees, which are reported within the Wealth segment.

	For the Years Ended December 31
(In thousands)	2023	2022	2021
Private client	$153,524	$147,239	$147,653
Institutional	31,756	31,525	33,890
Other	5,674	5,955	6,684
Total trust fees	$190,954	$184,719	$188,227

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

Deposit Account Charges and Other Fees
The following table shows the components of revenue within deposit account charges and other fees.

	For the Years Ended December 31
(In thousands)	2023	2022	2021
Corporate cash management fees	$56,291	$52,501	$50,051
Overdraft and return item fees	11,607	19,938	24,157
Other service charges on deposit accounts	23,094	21,942	23,009
Total deposit account charges and other fees	$90,992	$94,381	$97,217

Approximately 67% of this revenue is reported in the Commercial segment, while the remainder is reported in the Consumer segment.

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

Overdraft fees are charged to customers when daily checks and other withdrawals to customers’ accounts exceed balances on hand. Fees are based on a unit price multiplied by the number of items processed whose total amounts exceed the available account balance. The daily overdraft charge is calculated, and the fee is posted to the customer’s account each day. The Company’s performance obligation for overdraft transactions is based on the daily transaction processed and the obligation is satisfied as each day’s transaction processing is concluded.

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

Consumer Brokerage Services
Consumer brokerage services revenue is comprised of commissions received upon the execution of purchases and sales of mutual fund shares and equity securities, in addition to sales of annuities and certain limited insurance products, in an agency capacity. Also, commissions are earned on professionally managed advisory programs. Revenue from these services is generally recognized as a commission at the time of the transaction’s execution. Mutual fund and other distribution fees are recognized upon initial transaction execution as well as in future periods as customers continue to hold amounts in those mutual funds. Commission revenue for advisory services is recognized ratably over the contract term. Nearly all of the Company’s consumer brokerage services revenue is recorded in the Wealth segment.

Other Non-Interest Income from Contracts with Customers
Other non-interest income from contracts with customers consists mainly of various transaction-driven revenue streams such as ATM fees, check sales and wire fees, cash sweep commissions, and gains on sales of tax credits. Performance obligations for these services consist mainly of the execution of a single transaction at a single point in time. Fees from these revenue sources are recognized when the performance obligation is completed, at which time cash is received by the Company.

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Residential mortgage loans held for sale	$1,585	$—	$1,585	$—
Available for sale debt securities:
U.S. government and federal agency obligations	816,514	816,514	—	—
Government-sponsored enterprise obligations	43,962	—	43,962	—
State and municipal obligations	1,197,419	—	1,196,472	947
Agency mortgage-backed securities	3,901,346	—	3,901,346	—
Non-agency mortgage-backed securities	1,157,898	—	1,157,898	—
Asset-backed securities	2,107,485	—	2,107,485	—
Other debt securities	460,136	—	460,136	—
Trading debt securities	28,830	—	28,830	—
Equity securities	5,723	5,723	—	—
Private equity investments	176,667	—	—	176,667
Derivatives *	116,876	—	116,710	166
Assets held in trust for deferred compensation plan	20,538	20,538	—	—
Total assets	10,034,979	842,775	9,014,424	177,780
Liabilities:
Derivatives *	37,899	—	37,704	195
Liabilities held in trust for deferred compensation plan	20,538	20,538	—	—
Total liabilities	$58,437	$20,538	$37,704	$195
December 31, 2022
Assets:
Residential mortgage loans held for sale	$—	$—	$—	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,035,406	1,035,406	—	—
Government-sponsored enterprise obligations	43,108	—	43,108	—
State and municipal obligations	1,767,109	—	1,765,268	1,841
Agency mortgage-backed securities	4,308,427	—	4,308,427	—
Non-agency mortgage-backed securities	1,211,607	—	1,211,607	—
Asset-backed securities	3,397,801	—	3,397,801	—
Other debt securities	474,858	—	474,858	—
Trading debt securities	43,523	—	43,523	—
Equity securities	6,210	6,210	—	—
Private equity investments	178,127	—	—	178,127
Derivatives *	60,492	—	60,458	34
Assets held in trust for deferred compensation plan	17,856	17,856	—	—
Total assets	12,544,524	1,059,472	11,305,050	180,002
Liabilities:
Derivatives *	54,984	—	54,865	119
Liabilities held in trust for deferred compensation plan	17,856	17,856	—	—
Total liabilities	$72,840	$17,856	$54,865	$119
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

Valuation methods and inputs, by class of security:
•U.S. government and federal agency obligations
U.S. treasury bills, bonds and notes, including inflation-protected securities, are valued using quoted prices from active markets. Valuations for stripped coupon and principal issues are derived from yield curves generated from various dealer contacts and live data sources.
•Government-sponsored enterprise obligations
Government-sponsored enterprise obligations are evaluated using cash flow valuation models. Inputs used are live market data, cash settlements, Treasury market yields, and floating rate indices such as SOFR, CMT, and Prime.
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
•Other debt securities
Other debt securities are valued using active markets and inter-dealer brokers as well as option adjusted spreads. The spreads and models use yield curves, terms and conditions of the bonds, and any special features (e.g., call or put options and redemption features).
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
•Valuations for interest rate swaps are derived from a proprietary model whose significant inputs are readily observable market parameters, primarily yield curves used to calculate current exposure. Counterparty credit risk is incorporated into the model and calculated by applying a net credit spread over SOFR to the swap's total expected exposure over time. The net credit spread is comprised of spreads for both the Company and its counterparty, derived from probability of default and other loss estimate information obtained from a third party credit data provider or from the Company's Credit department when not otherwise available. The credit risk component is not significant compared to the overall fair value of the swaps. The results of the model are constantly validated through comparison to active trading in the marketplace.
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
Year ended December 31, 2023:
Balance at January 1, 2023	$1,841	$178,127	$179,968
Total gains or losses (realized/unrealized):
Included in earnings	—	24,299	24,299
Included in other comprehensive income *	57	—	57
Investment securities called	(1,000)	—	(1,000)
Discount accretion	49	—	49
Purchases of private equity securities	—	15,220	15,220
Sale / pay down of private equity securities	—	(41,341)	(41,341)
Capitalized interest/dividends	—	362	362
Balance at December 31, 2023	$947	$176,667	$177,614
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2023	$—	$24,799	$24,799
Total gains or losses for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2023	$35	$—	$35
Year ended December 31, 2022:
Balance at January 1, 2022	$1,984	$147,406	$149,390
Total gains or losses (realized/unrealized):
Included in earnings	—	43,833	43,833
Included in other comprehensive income *	(148)	—	(148)
Discount accretion	5	—	5
Purchases of private equity securities	—	12,281	12,281
Sale / pay down of private equity securities	—	(25,437)	(25,437)
Capitalized interest/dividends	—	44	44
Balance at December 31, 2022	$1,841	$178,127	$179,968
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2022	$—	$35,333	35,333
Total gains or losses for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2022	$(148)	$—	(148)
* Included in "net unrealized gains (losses) on securities" in the consolidated statements of comprehensive income.

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Investment Securities Gains (Losses), Net
Year ended December 31, 2023:
Total gains or losses included in earnings	$24,299
Change in unrealized gains or losses relating to assets still held at December 31, 2023	$24,799
Year ended December 31, 2022:
Total gains or losses included in earnings	$43,833
Change in unrealized gains or losses relating to assets still held at December 31, 2022	$35,333

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs as of December 31, 2023 is presented in the table below.

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

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during 2023 and 2022, and still held as of December 31, 2023 and 2022, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2023 and 2022.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2023
Collateral dependent loans	$1,517	$—	$—	$1,517	$(1,662)
Long-lived assets	2,662	—	—	2,662	(193)
Balance at December 31, 2022
Collateral dependent loans	$1,988	$—	$—	$1,988	$(2,090)
Mortgage servicing rights	10,929	—	—	10,929	304
Long-lived assets	480	—	—	480	(965)

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

These measurements are classified as Level 3. Nonrecurring adjustments to the carrying value of loans based on fair value measurements at December 31, 2023 and 2022 are shown in the table above.

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at December 31, 2023 and 2022:

	Carrying Amount	Estimated Fair Value at December 31, 2023
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,019,036	$—	$—	$5,873,549	$5,873,549
Real estate - construction and land	1,446,764	—	—	1,420,522	1,420,522
Real estate - business	3,719,306	—	—	3,594,834	3,594,834
Real estate - personal	3,026,041	—	—	2,568,026	2,568,026
Consumer	2,077,723	—	—	2,016,334	2,016,334
Revolving home equity	319,894	—	—	317,013	317,013
Consumer credit card	589,913	—	—	550,464	550,464
Overdrafts	6,802	—	—	6,649	6,649
Total loans	17,205,479	—	—	16,347,391	16,347,391
Loans held for sale	4,177	—	4,177	—	4,177
Investment securities	9,941,786	822,237	8,896,129	223,420	9,941,786
Federal funds sold	5,025	5,025	—	—	5,025
Securities purchased under agreements to resell	450,000	—	—	444,448	444,448
Interest earning deposits with banks	2,239,010	2,239,010	—	—	2,239,010
Cash and due from banks	443,147	443,147	—	—	443,147
Derivative instruments	116,876	—	116,710	166	116,876
Assets held in trust for deferred compensation plan	20,538	20,538	—	—	20,538
Total	$30,426,038	$3,529,957	$9,017,016	$17,015,425	$29,562,398
Financial Liabilities
Non-interest bearing deposits	$7,975,935	$7,975,935	$—	$—	$7,975,935
Savings, interest checking and money market deposits	14,512,273	14,512,273	—	—	14,512,273
Certificates of deposit	2,875,690	—	—	2,916,627	2,916,627
Federal funds purchased	261,305	261,305	—	—	261,305
Securities sold under agreements to repurchase	2,647,510	—	—	2,650,951	2,650,951
Other borrowings	1,366	—	1,366	—	1,366
Derivative instruments	37,899	—	37,704	195	37,899
Liabilities held in trust for deferred compensation plan	20,538	20,538	—	—	20,538
Total	$28,332,516	$22,770,051	$39,070	$5,567,773	$28,376,894

	Carrying Amount	Estimated Fair Value at December 31, 2022
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,661,725	$—	$—	$5,506,128	$5,506,128
Real estate - construction and land	1,361,095	—	—	1,347,328	1,347,328
Real estate - business	3,406,981	—	—	3,289,655	3,289,655
Real estate - personal	2,918,078	—	—	2,654,423	2,654,423
Consumer	2,059,088	—	—	1,999,788	1,999,788
Revolving home equity	297,207	—	—	295,005	295,005
Consumer credit card	584,000	—	—	538,268	538,268
Overdrafts	14,957	—	—	14,666	14,666
Total loans	16,303,131	—	—	15,645,261	15,645,261
Loans held for sale	4,964	—	4,964	—	4,964
Investment securities	12,511,649	1,041,616	11,244,592	225,441	12,511,649
Federal funds sold	49,505	49,505	—	—	49,505
Securities purchased under agreements to resell	825,000	—	—	795,574	795,574
Interest earning deposits with banks	389,140	389,140	—	—	389,140
Cash and due from banks	452,496	452,496	—	—	452,496
Derivative instruments	60,492	—	60,458	34	60,492
Assets held in trust for deferred compensation plan	17,856	17,856	—	—	17,856
Total	$30,614,233	$1,950,613	$11,310,014	$16,666,310	$29,926,937
Financial Liabilities
Non-interest bearing deposits	$10,066,356	$10,066,356	$—	$—	$10,066,356
Savings, interest checking and money market deposits	15,126,981	15,126,981	—	—	15,126,981
Certificates of deposit	994,103	—	—	982,613	982,613
Federal funds purchased	159,860	159,860	—	—	159,860
Securities sold under agreements to repurchase	2,681,874	—	—	2,684,471	2,684,471
Other borrowings	8,831	—	8,831	—	8,831
Derivative instruments	54,984	—	54,865	119	54,984
Liabilities held in trust for deferred compensation plan	17,856	17,856	—	—	17,856
Total	$29,110,845	$25,371,053	$63,696	$3,667,203	$29,101,952

19. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. The Company's derivatives are not accounted for as accounting hedges except for the interest rate floors, as discussed below.

	December 31
(In thousands)	2023	2022
Interest rate swaps	$2,166,393	$1,981,821
Interest rate floors	2,000,000	1,000,000
Interest rate caps	336,682	152,784
Credit risk participation agreements	653,887	579,925
Foreign exchange contracts	30,401	27,991
Mortgage loan commitments	3,004	—
Mortgage loan forward sale contracts	1,349	—
Forward TBA contracts	3,000	—
Total notional amount	$5,194,716	$3,742,521

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

As of December 31, 2023, the Company held four interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.0 billion and are forward-starting. Each of the four interest rate floors has a six-year term and a notional amount of $500 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031

The premium paid for the floors totaled $90.2 million, which includes $54.4 million paid during 2023. At December 31, 2023, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 7 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of December 31, 2023, net deferred losses on the interest rate floors totaled $1.7 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of December 31, 2023, it is expected that $10.8 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of December 31, 2023, the total realized gains on the monetized cash flow hedges remaining in AOCI was $51.3 million (pre-tax), which will be reclassified into interest income over the next 3.0 years. The estimated amount of net gains remaining in AOCI related to the monetized cash flow hedges at December 31, 2023 that is expected to be reclassified into income within the next 12 months is $22.2 million.

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

The fair values of the Company’s derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 17 on Fair Value Measurements. As stated in the summary of significant accounting policies, derivative instruments and their related gains and losses are presented as operating cash flows in the consolidated statement of cash flows.

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. Certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swaps, such that in the table below, the positive fair values of cleared swaps were reduced by $27.8 million at December 31, 2022. There was no reduction to negative fair values of cleared swaps at December 31, 2022. There was no reduction to positive or negative fair values of cleared swaps at December 31, 2023.

	Asset Derivatives		Liability Derivatives
	December 31		December 31
	2023	2022	2023	2022
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$78,960	$33,371	$—	$—
Total derivatives designated as hedging instruments	$78,960	$33,371	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$35,816	$23,894	$(35,816)	$(51,742)
Interest rate caps	1,391	2,705	(1,391)	(2,705)
Credit risk participation agreements	77	34	(194)	(119)
Foreign exchange contracts	534	488	(479)	(418)
Mortgage loan commitments	89	—	(1)	—
Mortgage loan forward sale contracts	8	—	—	—
Forward TBA contracts	1	—	(18)	—
Total derivatives not designated as hedging instruments	$37,916	$27,121	$(37,899)	$(54,984)
Total	$116,876	$60,492	$(37,899)	$(54,984)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Total	Included Component	Excluded Component	(In thousands)	Total	Included Component	Excluded Component
For the Year Ended December 31, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(8,860)	$3,122	$(11,982)	Interest and fees on loans	$15,209	$29,731	$(14,522)
Total	$(8,860)	$3,122	$(11,982)	Total	$15,209	$29,731	$(14,522)
For the Year Ended December 31, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$(2,428)	$—	$(2,428)	Interest and fees on loans	$23,355	$30,679	$(7,324)
Total	$(2,428)	$—	$(2,428)	Total	$23,355	$30,679	$(7,324)
For the Year Ended December 31, 2021
Derivatives in cash flow hedging relationships:
Interest rate floors	$—	$—	$—	Interest and fees on loans	$24,160	$30,310	$(6,150)
Total	$—	$—	$—	Total	$24,160	$30,310	$(6,150)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain/(Loss) Recognized in the Consolidated Statements of Income	Amount of Gain/(Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2023	2022	2021
Derivative instruments:
Interest rate swaps	Other non-interest income	$3,642	$2,472	$3,170
Interest rate caps	Other non-interest income	86	16	15
Credit risk participation agreements	Other non-interest income	60	172	(187)
Foreign exchange contracts	Other non-interest income	(14)	38	78
Mortgage loan commitments	Loan fees and sales	87	(763)	(2,463)
Mortgage loan forward sale contracts	Loan fees and sales	8	(4)	4
Forward TBA contracts	Loan fees and sales	53	1,773	1,777
Total		$3,922	$3,704	$2,394

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
December 31, 2023
Assets:
Derivatives subject to master netting agreements	$116,702	$—	$116,702	$(3,930)	$(107,492)	$5,280
Derivatives not subject to master netting agreements	174	—	174
Total derivatives	$116,876	$—	$116,876
Liabilities:
Derivatives subject to master netting agreements	$37,300	$—	$37,300	$(3,930)	$—	$33,370
Derivatives not subject to master netting agreements	599	—	599
Total derivatives	$37,899	$—	$37,899
December 31, 2022
Assets:
Derivatives subject to master netting agreements	$60,270	$—	$60,270	$(1,007)	$(56,816)	$2,447
Derivatives not subject to master netting agreements	222	—	222
Total derivatives	$60,492	$—	$60,492
Liabilities:
Derivatives subject to master netting agreements	$54,609	$—	$54,609	$(1,007)	$—	$53,602
Derivatives not subject to master netting agreements	375	—	375
Total derivatives	$54,984	$—	$54,984

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

The Company is party to agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resale agreements with the same financial institution counterparty. These repurchase and resale agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the consolidated balance sheets, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $200.0 million at December 31, 2022. There were no collateral swaps outstanding at December 31, 2023.

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset on the Balance Sheet	Net Amounts Presented on the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured amount
December 31, 2023
Total resale agreements, subject to master netting arrangements	$450,000	$—	$450,000	$—	$(450,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,647,510	—	2,647,510	—	(2,647,510)	—
December 31, 2022
Total resale agreements, subject to master netting arrangements	$1,025,000	$(200,000)	$825,000	$—	$(825,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,881,874	(200,000)	2,681,874	—	(2,681,874)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at December 31, 2023 and 2022, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
December 31, 2023
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$170,293	$—	$—	$170,293
Government-sponsored enterprise obligations	8,749	—	—	8,749
Agency mortgage-backed securities	1,833,840	27,264	17,200	1,878,304
Non-agency mortgage-backed securities	10,566	—	—	10,566
Asset-backed securities	516,726	9,606	20,000	546,332
Other debt securities	33,265	—	—	33,265
Total repurchase agreements, gross amount recognized	$2,573,439	$36,870	$37,200	$2,647,509
December 31, 2022
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$488,053	$26,928	$12,460	$527,441
Agency mortgage-backed securities	1,792,314	21,744	204,500	2,018,558
Non-agency mortgage-backed securities	40,950	—	—	40,950
Asset-backed securities	293,001	—	—	293,001
Other debt securities	1,924	—	—	1,924
Total repurchase agreements, gross amount recognized	$2,616,242	$48,672	$216,960	$2,881,874

21. Commitments, Contingencies and Guarantees
The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2023	2022
Commitments to extend credit:
Credit card	$5,367,102	$5,190,942
Other unfunded loan commitments	9,144,971	9,102,525
Standby letters of credit, net of conveyance to other financial institutions	590,551	555,858
Commercial letters of credit	2,571	4,393

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

At December 31, 2023, the Company had recorded a liability of $3.0 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be accreted into income over the remaining life of the respective commitments. Excluding amounts conveyed to others, commitments outstanding under these letters of credit were $601.8 million, which represents the maximum potential future payments guaranteed by the Company at December 31, 2023.

Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. The majority of commercial letters of credit issued are used to settle payments in international trade. Typically, letters of credit require presentation of documents which describe the commercial transaction, evidence shipment, and transfer title.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These tax credits are either resold to third parties for a profit or retained for use by the Company. During 2023, the Company purchased and sold state tax credits amounting to $112.1 million and $54.0 million, respectively. At December 31, 2023, the Company had outstanding purchase commitments totaling $187.1 million that it expects to fund in 2024. The remaining purchase commitments amount to $388.2 million and are expected to be funded from 2025 through 2029.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2023, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 to 15 years. At December 31, 2023, the fair value of the Company's guarantee liability RPAs was $194 thousand, and the notional amount of the underlying swaps was $475.5 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

The Company has various legal proceedings pending at December 31, 2023, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

22. Related Parties
The Company’s Chief Executive Officer, its Executive Chairman, and its former Vice Chairman are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 66% of the outstanding stock of Tower. At December 31, 2023, Tower owned 257,680 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. These payments, with the exception of dividend payments, relate to property management services, including construction oversight, on three Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2023	2022	2021
Leasing agent fees	$434	$125	$31
Operation of parking garages	111	100	71
Building management fees	2,202	2,118	2,046
Property construction management fees	360	184	143
Project consulting fees	419	—	84
Dividends paid on Company stock held by Tower	265	248	234
Total	$3,791	$2,775	$2,609

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. The line of credit is collateralized by Company stock and based on collateral value had a maximum borrowing amount of approximately $11.0 million at December 31, 2023. There were no borrowings under this line during 2023, and no balance was outstanding at December 31, 2023. There were no borrowings during 2022 and 2021, and there was no balance outstanding at December 31, 2022 or 2021. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2023, 2022 or 2021, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2023, 2022 and 2021.

Tower leases office space in the Kansas City bank headquarters building owned by the Company. Rent paid to the Company totaled $82 thousand in 2023, $82 thousand in 2022, and $83 thousand in 2021, at $17.50, $17.44 and $17.25 per square foot, for years 2023, 2022, and 2021, respectively.

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

23. Parent Company Condensed Financial Statements
Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2023	2022
Assets
Investment in consolidated subsidiaries:
Bank	$2,390,595	$2,008,454
Non-banks	160,244	138,501
Cash	322,573	233,261
Investment securities:
Available for sale debt	5,081	5,207
Equity	11,396	11,129
Note receivable due from bank subsidiary	50,000	50,000
Advances to subsidiaries, net of borrowings	1,800	20,529
Income tax receivable and deferred tax assets	10,263	11,987
Other assets	30,486	26,539
Total assets	$2,982,438	$2,505,607
Liabilities and stockholders’ equity
Pension obligation	$4,107	$7,446
Other liabilities	34,215	32,870
Total liabilities	38,322	40,316
Stockholders’ equity	2,944,116	2,465,291
Total liabilities and stockholders’ equity	$2,982,438	$2,505,607

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2023	2022	2021
Income
Dividends received from consolidated bank subsidiary	$280,000	$300,001	$340,001
Earnings of consolidated subsidiaries, net of dividends	203,570	203,965	200,461
Interest and dividends on investment securities	2,905	2,480	2,162
Management fees charged to subsidiaries	47,773	38,632	36,310
Investment securities gains (losses)	(621)	(872)	79
Net interest income on advances and note to subsidiaries	2,636	1,403	51
Other	2,842	3,709	2,927
Total income	539,105	549,318	581,991
Expense
Salaries and employee benefits	41,549	44,352	37,362
Professional fees	3,580	2,740	2,006
Data processing fees paid to affiliates	3,347	3,173	2,834
Other	16,264	15,595	12,973
Total expense	64,740	65,860	55,175
Income tax benefit	(2,695)	(4,941)	(3,949)
Net income	$477,060	$488,399	$530,765

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2023	2022	2021
Operating Activities
Net income	$477,060	$488,399	$530,765
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(203,570)	(203,965)	(200,461)
Other adjustments, net	5,749	2,557	8,842
Net cash provided by operating activities	279,239	286,991	339,146
Investing Activities
(Increase) decrease in investment in subsidiaries, net	4,348	(9)	6
Proceeds from maturities/pay downs of investment securities	15	38	22
Purchases of investment securities	(902)	(4,534)	(4,786)
(Increase) decrease in advances to subsidiaries, net	18,729	19,996	(8,618)
Net purchases of building improvements and equipment	(490)	(741)	(28)
Net cash provided by (used in) investing activities	21,700	14,750	(13,404)
Financing Activities
Purchases of treasury stock	(76,890)	(186,622)	(129,361)
Issuance of stock under equity compensation plans	(3)	(8)	(15)
Cash dividends paid on common stock	(134,734)	(127,466)	(122,693)
Net cash used in financing activities	(211,627)	(314,096)	(252,069)
Increase (decrease) in cash	89,312	(12,355)	73,673
Cash at beginning of year	233,261	245,616	171,943
Cash at end of year	$322,573	$233,261	$245,616
Income tax receipts, net	$(3,254)	$(587)	$(4,808)

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

The Parent plans to fund an additional $69.4 million relating to private equity investments over the next several years. The investments are made directly by the Parent and through non-bank subsidiaries.

At December 31, 2023, the fair value of the investment securities held by the Parent consisted of investments of $5.1 million in corporate bonds, $5.4 million in preferred and common stock with readily determinable fair values, and $6.0 million in equity securities that do not have readily determinable fair values. The Parent also holds 823,447 shares of Visa Class B-1 common stock, which are discussed in Note 3.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The Company’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

Opinion on Internal Control Over Financial Reporting
We have audited Commerce Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

Kansas City, Missouri
February 22, 2024

Item 9b.    OTHER INFORMATION
During the three months ended December 31, 2023, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9c.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers, directors, and corporate governance is included at the end of Part I of this Form 10-K under the caption “Information about the Company's Executive Officers” and under the captions “Proposal One - Election of the 2027 Class of Directors”, "Corporate Governance Guidelines and Code of Ethics", “Delinquent Section 16(a) Reports”, “Audit and Risk Committee Report”, “Committees of the Board" and "Shareholder Proposals and Nominations" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2024, which is incorporated herein by reference.

The Company’s senior financial officer code of ethics for the chief executive officer and senior financial officers of the Company, including the chief financial officer, principal accounting officer or controller, or persons performing similar functions, is available on the Company's website at investor.commercebank.com/overview/corporate-governance. Amendments to, and waivers of, the code of ethics are posted on this website.

Item 11.    EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K regarding executive compensation is included under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation and Human Resources Committee Report”, and “Compensation and Human Resources Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2024, which is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by Items 201(d) and 403 of Regulation S-K is included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2024, which is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Election of the 2027 Class of Directors”, “Corporate Governance - Director Independence”, and "Corporate Governance - Transactions with Related Persons" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2024, which is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG, LLP, Kansas City, Missouri, PCAOB Firm ID: 185

The information required by Item 9(e) of Schedule 14A is included under the captions “Pre-approval of Services by the External Independent Registered Public Accounting Firm” and “Fees Paid to KPMG LLP” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2024, which is incorporated herein by reference.

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

3 —Articles of Incorporation and By-Laws:

(1) Restated Articles of Incorporation, as amended through April 28, 2023, were filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated May 4, 2023, and the same are hereby incorporated by reference.

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

(2) Description of Commerce Bancshares, Inc. registered securities.

10 — Material Contracts (Except for the Development Services Agreement and associated Amendments to the Development Service Agreement listed below, each of the following is a management contract or compensatory plan arrangement):

(1) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of December 1, 2023, was filed in quarterly report on Form 10-Q (Commission file number 1-36502) dated November 6, 2023, and the same is hereby incorporated by reference.

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

(8) Commerce Bancshares, Inc. 2024 Compensatory Arrangements with CEO and Named Executive Officers were filed in amended current report on Form 8-K (Commission file number 1-36502) dated February 6, 2024, and the same is hereby incorporated by reference.

(9) Commerce Bancshares, Inc. Amended and Restated Equity Incentive Plan, amended and restated as of April 19, 2023, was filed in current report on Form 8-K (Commission file number 1-36502) dated April 25, 2023, and the same is hereby incorporated by reference.

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

97 — Commerce Bancshares, Inc. Incentive Compensation Clawback Policy

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

104 — Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of February 2024.

COMMERCE BANCSHARES, INC.

By:	/s/ MARGARET M. ROWE
Margaret M. Rowe
Vice President & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February 2024.

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