Form 10-Q
period 2024-03-31
COMMERCE BANCSHARES INC /MO/
filed 2024-05-08
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended March 31, 2024

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 3, 2024, the registrant had outstanding 129,536,050 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
	(In thousands)
ASSETS
Loans	$17,298,840	$17,205,479
Allowance for credit losses on loans	(160,465)	(162,395)
Net loans	17,138,375	17,043,084
Loans held for sale (including $1,185,000 and $1,585,000 of residential mortgage loans carried at fair value at March 31, 2024 and December 31, 2023, respectively)	2,328	4,177
Investment securities:
Available for sale debt, at fair value (amortized cost of $10,388,902,000 and $10,904,765,000 at
March 31, 2024 and December 31, 2023, respectively, and allowance for credit losses of $—
at both March 31, 2024 and December 31, 2023)	9,141,695	9,684,760
Trading debt	56,716	28,830
Equity	12,852	12,701
Other	229,146	222,473
Total investment securities	9,440,409	9,948,764
Federal funds sold	—	5,025
Securities purchased under agreements to resell	225,000	450,000
Interest earning deposits with banks	1,609,614	2,239,010
Cash and due from banks	291,040	443,147
Premises and equipment – net	467,377	469,059
Goodwill	146,539	146,539
Other intangible assets – net	13,918	14,179
Other assets	1,037,508	938,077
Total assets	$30,372,108	$31,701,061
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$7,513,464	$7,975,935
Savings, interest checking and money market	14,463,211	14,512,273
Certificates of deposit of less than $100,000	997,979	930,432
Certificates of deposit of $100,000 and over	1,465,541	1,945,258
Total deposits	24,440,195	25,363,898
Federal funds purchased and securities sold under agreements to repurchase	2,505,576	2,908,815
Other borrowings	2,359	1,404
Other liabilities	460,089	462,714
Total liabilities	27,408,219	28,736,831
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 190,000,000; issued 131,064,418 shares at both March 31, 2024 and December 31, 2023	655,322	655,322
Capital surplus	3,148,649	3,162,622
Retained earnings	130,706	53,183
Treasury stock of 1,092,341 shares at March 31, 2024
and 611,546 shares at December 31, 2023, at cost	(59,674)	(35,599)
Accumulated other comprehensive income (loss)	(931,027)	(891,412)
Total Commerce Bancshares, Inc. stockholders' equity	2,943,976	2,944,116
Non-controlling interest	19,913	20,114
Total equity	2,963,889	2,964,230
Total liabilities and equity	$30,372,108	$31,701,061
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2024	2023
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$264,677	$223,816
Interest and fees on loans held for sale	40	145
Interest on investment securities	65,928	71,119
Interest on federal funds sold	10	489
Interest on securities purchased under agreements to resell	1,634	3,952
Interest on deposits with banks	26,432	9,336
Total interest income	358,721	308,857
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	55,580	20,151
Certificates of deposit of less than $100,000	10,191	1,425
Certificates of deposit of $100,000 and over	18,096	6,627
Interest on federal funds purchased	4,419	5,586
Interest on securities sold under agreements to repurchase	21,438	17,495
Interest on other borrowings	(2)	5,950
Total interest expense	109,722	57,234
Net interest income	248,999	251,623
Provision for credit losses	4,787	11,456
Net interest income after credit losses	244,212	240,167
NON-INTEREST INCOME
Trust fees	51,105	45,328
Bank card transaction fees	46,930	46,654
Deposit account charges and other fees	24,151	21,752
Consumer brokerage services	4,408	5,085
Capital market fees	3,892	3,362
Loan fees and sales	3,141	2,589
Other	15,221	12,842
Total non-interest income	148,848	137,612
INVESTMENT SECURITIES GAINS (LOSSES), NET	(259)	(306)
NON-INTEREST EXPENSE
Salaries and employee benefits	151,801	144,373
Data processing and software	31,153	28,154
Net occupancy	13,574	12,759
Deposit insurance	8,017	4,643
Equipment	5,010	4,850
Supplies and communication	4,744	4,590
Marketing	4,036	5,471
Other	27,362	19,267
Total non-interest expense	245,697	224,107
Income before income taxes	147,104	153,366
Less income taxes	31,652	32,813
Net income	115,452	120,553
Less non-controlling interest expense (income)	2,789	1,101
Net income attributable to Commerce Bancshares, Inc.	$112,663	$119,452
Net income per common share — basic	$.87	$.91
Net income per common share — diluted	$.86	$.91
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2024	2023
	(Unaudited)
Net income	$115,452	$120,553
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale debt securities	(20,401)	142,466
Change in pension loss	176	270
Unrealized gains (losses) on cash flow hedge derivatives	(19,390)	3,630
Other comprehensive income (loss)	(39,615)	146,366
Comprehensive income (loss)	75,837	266,919
Less non-controlling interest (income) expense	2,789	1,101
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$73,048	$265,818
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2024 and 2023

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2023	$655,322	$3,162,622	$53,183	$(35,599)	$(891,412)	$20,114	$2,964,230
Net income			112,663			2,789	115,452
Other comprehensive income (loss)					(39,615)		(39,615)
Distributions to non-controlling interest						(2,990)	(2,990)
Purchases of treasury stock				(42,314)			(42,314)
Issuance under stock purchase and equity compensation plans		(18,239)		18,239			—
Stock-based compensation		4,266					4,266
Cash dividends paid on common stock ($0.270 per share)			(35,140)				(35,140)
Balance March 31, 2024	$655,322	$3,148,649	$130,706	$(59,674)	$(931,027)	$19,913	$2,963,889
Balance December 31, 2022	$629,319	$2,932,959	$31,620	$(41,743)	$(1,086,864)	$16,286	$2,481,577
Net Income			119,452			1,101	120,553
Other comprehensive income (loss)					146,366		146,366
Distributions to non-controlling interest						(453)	(453)
Purchases of treasury stock				(36,245)			(36,245)
Sale of non-controlling interest of subsidiary		46				(46)	—
Issuance under stock purchase and equity compensation plans		(18,318)		18,318			—
Stock-based compensation		4,373					4,373
Cash dividends paid on common stock ($.257 per share)			(33,759)				(33,759)
Balance March 31, 2023	$629,319	$2,919,060	$117,313	$(59,670)	$(940,498)	$16,888	$2,682,412
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2024	2023
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$115,452	$120,553
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,787	11,456
Provision for depreciation and amortization	13,269	11,565
Amortization of investment security premiums, net	3,905	7,654
Investment securities (gains) losses, net (A)	259	306
Net (gains) losses on sales of loans held for sale	(328)	(137)
Originations of loans held for sale	(15,914)	(9,931)
Proceeds from sales of loans held for sale	18,007	8,850
Net (increase) decrease in trading debt securities, excluding unsettled transactions	(40,529)	11,548
Purchase of interest rate floor derivative contracts	—	(25,900)
Stock-based compensation	4,266	4,373
(Increase) decrease in interest receivable	561	(1,005)
Increase (decrease) in interest payable	(286)	10,025
Increase (decrease) in income taxes payable	28,750	26,970
Other changes, net	3,277	(60,270)
Net cash provided by (used in) operating activities	135,476	116,057
INVESTING ACTIVITIES:
Distributions received from equity-method investment	—	1,434
Proceeds from sales of investment securities (A)	10,250	840,435
Proceeds from maturities/pay downs of investment securities (A)	571,764	474,220
Purchases of investment securities (A)	(155,475)	(168,584)
Net (increase) decrease in loans	(102,295)	(239,230)
Securities purchased under agreements to resell	(100,000)	—
Repayments of securities purchased under agreements to resell	325,000	—
Purchases of premises and equipment	(10,998)	(20,044)
Sales of premises and equipment	2,671	6
Net cash provided by (used in) investing activities	540,917	888,237
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(571,329)	(2,137,278)
Net increase (decrease) in certificates of deposit	(412,170)	584,382
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(403,239)	(57,175)
Net increase (decrease) in other borrowings	955	1,498,104
Purchases of treasury stock	(42,028)	(36,245)
Cash dividends paid on common stock	(35,140)	(33,759)
Net cash provided by (used in) financing activities	(1,462,951)	(181,971)
Increase (decrease) in cash, cash equivalents and restricted cash	(786,558)	822,323
Cash, cash equivalents and restricted cash at beginning of year	2,687,283	897,801
Cash, cash equivalents and restricted cash at March 31	$1,900,725	$1,720,124
Income tax payments, net	$1,029	$3,857
Interest paid on deposits and borrowings	$110,008	$47,209
Loans transferred to foreclosed real estate	$57	$72
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $71 thousand at March 31, 2024. The Company had no restricted cash at March 31, 2023.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2023 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at March 31, 2024 and December 31, 2023 are as follows:

(In thousands)	March 31, 2024	December 31, 2023
Commercial:
Business	$5,994,974	$6,019,036
Real estate – construction and land	1,497,647	1,446,764
Real estate – business	3,711,602	3,719,306
Personal Banking:
Real estate – personal	3,039,885	3,026,041
Consumer	2,119,308	2,077,723
Revolving home equity	322,523	319,894
Consumer credit card	564,388	589,913
Overdrafts	48,513	6,802
Total loans	$17,298,840	$17,205,479

Accrued interest receivable totaled $72.8 million and $71.9 million at March 31, 2024 and December 31, 2023, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended March 31, 2024, the Company wrote-off accrued interest by reversing interest income of $94 thousand and $1.6 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the three months ended March 31, 2023, the Company reversed interest income of $34 thousand and $1.1 million in the Commercial and Personal Banking portfolios, respectively.

At March 31, 2024, loans of $3.6 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.9 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at March 31, 2024 and December 31, 2023 are discussed below.

Key Assumption	March 31, 2024	December 31, 2023

Overall economic forecast
•Economic strength is visible in the strong labor market
•Fiscal policy is forecasted to be a modest drag on GDP
•There are expectations that the Federal Reserve will start cutting rates in 2nd quarter 2024

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
Forecasted macro-economic variables
•Unemployment rate ranges from 3.9% to 4.1% during the reasonable and supportable forecast period
•Real GDP growth ranges from 1.5% to 3.0%
•BBB corporate yield from 4.7% to 5.1%
•Housing Price Index from 312.1 to 316.6

•Unemployment rate ranges from 4.1% to 4.5% during the reasonable and supportable forecast period
•Real GDP growth ranges from .46% to 2.1%
•BBB corporate yield from 5.3% to 5.9%
•Housing Price Index from 305.4 to 307.4

Prepayment assumptions	Commercial loans •pools ranging from 0% to 5% Personal banking loans •Ranging from 6.2% to 21.6% for most loan pools •Consumer credit cards 66.6%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 6.5% to 23.5% for most loan pools •Consumer credit cards 66.9%
Qualitative factors
Added qualitative factors related to:
•Changes in the composition of the loan portfolios
•Certain stressed industries within the portfolio
•Certain portfolios sensitive to unusually high rate of inflation and supply chain issues
•Loans downgraded to special mention, substandard, or non-accrual status
•Certain portfolios where the model assumptions do not capture all identified loss risk

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

Sensitivity in the Allowance for Credit Loss model
The allowance for credit losses is an estimate that requires significant judgment including projections of the macro-economic environment. The forecasted macro-economic environment continuously changes which can cause fluctuations in the estimate of expected credit losses.

The current forecast projects low unemployment and positive GDP. It is expected the Federal Reserve will start cutting rates in the 2nd quarter of 2024.

Updated information on inflation and labor market trends could impact the Federal Reserve's decision on the timing and degree of rate reductions. The market's response to these events along with other economic, political, and social developments regionally, nationally, and even globally could significantly modify economic projections used in the estimation of the allowance for credit losses.

Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating the allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types, and may have offsetting impacts to other changing variables and inputs.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments for the three months ended March 31, 2024 and 2023, respectively, follows:

	For the Three Months Ended March 31, 2024
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$108,201	$54,194	$162,395
Provision for credit losses on loans	(2,855)	9,802	6,947
Deductions:
Loans charged off	316	10,849	11,165
Less recoveries on loans	434	1,854	2,288
Net loan charge-offs (recoveries)	(118)	8,995	8,877
Balance March 31, 2024	$105,464	$55,001	$160,465
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,909	$1,337	$25,246
Provision for credit losses on unfunded lending commitments	(2,273)	113	(2,160)
Balance March 31, 2024	$21,636	$1,450	$23,086
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$127,100	$56,451	$183,551

	For the Three Months Ended March 31, 2023
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$103,293	$46,843	$150,136
Provision for credit losses on loans	5,548	10,400	15,948
Deductions:
Loans charged off	292	8,756	9,048
Less recoveries on loans	66	2,215	2,281
Net loan charge-offs (recoveries)	226	6,541	6,767
Balance March 31, 2023	$108,615	$50,702	$159,317
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$31,743	$1,377	$33,120
Provision for credit losses on unfunded lending commitments	(4,638)	146	(4,492)
Balance March 31, 2023	$27,105	$1,523	$28,628
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$135,720	$52,225	$187,945

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2024 and December 31, 2023.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2024
Commercial:
Business	$5,991,756	$1,644	$536	$1,038	$5,994,974
Real estate – construction and land	1,497,325	322	—	—	1,497,647
Real estate – business	3,710,321	35	—	1,246	3,711,602
Personal Banking:
Real estate – personal	3,015,760	13,911	8,691	1,523	3,039,885
Consumer	2,094,997	21,409	2,902	—	2,119,308
Revolving home equity	318,682	1,432	432	1,977	322,523
Consumer credit card	549,407	7,261	7,720	—	564,388
Overdrafts	48,282	231	—	—	48,513
Total	$17,226,530	$46,245	$20,281	$5,784	$17,298,840
December 31, 2023
Commercial:
Business	$5,985,713	$29,087	$614	$3,622	$6,019,036
Real estate – construction and land	1,446,764	—	—	—	1,446,764
Real estate – business	3,714,579	4,582	85	60	3,719,306
Personal Banking:
Real estate – personal	2,999,988	14,841	9,559	1,653	3,026,041
Consumer	2,036,353	38,217	3,153	—	2,077,723
Revolving home equity	315,483	1,564	870	1,977	319,894
Consumer credit card	574,805	7,525	7,583	—	589,913
Overdrafts	6,553	249	—	—	6,802
Total	$17,080,238	$96,065	$21,864	$7,312	$17,205,479

At March 31, 2024, the Company had $3.7 million in non-accrual loans that had no allowance for credit loss, compared to $4.3 million in non-accrual loans that had no allowance for credit loss at December 31, 2023. The Company did not record any interest income on non-accrual loans during the three months ended March 31, 2024 and 2023, respectively.

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

The risk category of loans in the Commercial portfolio as of March 31, 2024 and December 31, 2023 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2024
Business
Risk Rating:
Pass	$344,128	$1,385,556	$790,788	$506,163	$219,920	$443,229	$2,088,966	$5,778,750
Special mention	4,215	8,618	3,448	33,270	531	2,494	34,499	87,075
Substandard	35	16,793	15,722	8,131	20,194	10,792	56,444	128,111
Non-accrual	—	48	108	27	—	855	—	1,038
Total Business:	$348,378	$1,411,015	$810,066	$547,591	$240,645	$457,370	$2,179,909	$5,994,974
Gross write-offs for the three months ended March 31, 2024	$—	$—	$—	$—	$—	$—	$316	$316
Real estate-construction
Risk Rating:
Pass	$148,846	$421,041	$578,146	$248,045	$44,049	$3,224	$36,498	$1,479,849
Special mention	582	—	—	—	—	—	—	582
Substandard	—	—	17,216	—	—	—	—	17,216
Total Real estate-construction:	$149,428	$421,041	$595,362	$248,045	$44,049	$3,224	$36,498	$1,497,647
Gross write-offs for the three months ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Real estate-business
Risk Rating:
Pass	$125,646	$731,463	$1,007,351	$495,444	$436,286	$582,000	$120,880	$3,499,070
Special mention	1,000	35,879	27,599	14,696	1,094	10,356	—	90,624
Substandard	—	4,744	15,342	15,088	16,161	69,327	—	120,662
Non-accrual	—	—	1,204	—	—	42	—	1,246
Total Real estate-business:	$126,646	$772,086	$1,051,496	$525,228	$453,541	$661,725	$120,880	$3,711,602
Gross write-offs for the three months ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Commercial loans
Risk Rating:
Pass	$618,620	$2,538,060	$2,376,285	$1,249,652	$700,255	$1,028,453	$2,246,344	$10,757,669
Special mention	5,797	44,497	31,047	47,966	1,625	12,850	34,499	178,281
Substandard	35	21,537	48,280	23,219	36,355	80,119	56,444	265,989
Non-accrual	—	48	1,312	27	—	897	—	2,284
Total Commercial loans:	$624,452	$2,604,142	$2,456,924	$1,320,864	$738,235	$1,122,319	$2,337,287	$11,204,223
Gross write-offs for the three months ended March 31, 2024	$—	$—	$—	$—	$—	$—	$316	$316

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2023
Business
Risk Rating:
Pass	$1,609,685	$839,511	$555,991	$273,138	$215,988	$257,177	$2,096,108	$5,847,598
Special mention	19,639	3,412	19,489	643	412	2,485	43,054	89,134
Substandard	5,256	8,666	6,891	20,854	1,422	10,235	25,358	78,682
Non-accrual	—	130	1,184	—	—	2,308	—	3,622
Total Business:	$1,634,580	$851,719	$583,555	$294,635	$217,822	$272,205	$2,164,520	$6,019,036
Gross write-offs for the year ended December 31, 2023	$—	$2,260	$57	$41	$—	$—	$1,393	$3,751
Real estate-construction
Risk Rating:
Pass	$476,489	$579,933	$295,841	$41,418	$498	$2,834	$31,670	$1,428,683
Special mention	3,068	15,013	—	—	—	—	—	18,081
Total Real estate-construction:	$479,557	$594,946	$295,841	$41,418	$498	$2,834	$31,670	$1,446,764
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Real estate- business
Risk Rating:
Pass	$807,631	$1,063,189	$510,397	$433,030	$311,457	$325,738	$94,432	$3,545,874
Special mention	16,650	8,619	451	884	9,253	733	—	36,590
Substandard	2,952	18,463	27,914	17,430	11,636	58,387	—	136,782
Non-accrual	—	—	—	—	—	60	—	60
Total Real-estate business:	$827,233	$1,090,271	$538,762	$451,344	$332,346	$384,918	$94,432	$3,719,306
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$134	$—	$134
Commercial loans
Risk Rating:
Pass	$2,893,805	$2,482,633	$1,362,229	$747,586	$527,943	$585,749	$2,222,210	$10,822,155
Special mention	39,357	27,044	19,940	1,527	9,665	3,218	43,054	143,805
Substandard	8,208	27,129	34,805	38,284	13,058	68,622	25,358	215,464
Non-accrual	—	130	1,184	—	—	2,368	—	3,682
Total Commercial loans:	$2,941,370	$2,536,936	$1,418,158	$787,397	$550,666	$659,957	$2,290,622	$11,185,106
Gross write-offs for the year ended December 31, 2023	$—	$2,260	$57	$41	$—	$134	$1,393	$3,885

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of March 31, 2024 and December 31, 2023 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2024
Real estate-personal
Current to 90 days past due	$91,591	$438,966	$443,124	$526,377	$695,433	$825,842	$8,338	$3,029,671
Over 90 days past due	2,129	353	1,263	1,394	1,387	2,165	—	8,691
Non-accrual	—	—	227	167	—	1,129	—	1,523
Total Real estate-personal:	$93,720	$439,319	$444,614	$527,938	$696,820	$829,136	$8,338	$3,039,885
Gross write-offs for the three months ended March 31, 2024	$—	$—	$33	$—	$—	$3	$—	$36
Consumer
Current to 90 days past due	$134,876	$478,401	$310,901	$231,786	$110,884	$91,872	$757,686	$2,116,406
Over 90 days past due	—	255	410	196	79	647	1,315	2,902
Total Consumer:	$134,876	$478,656	$311,311	$231,982	$110,963	$92,519	$759,001	$2,119,308
Gross write-offs for the three months ended March 31, 2024	$—	$563	$521	$438	$135	$126	$695	$2,478
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$320,114	$320,114
Over 90 days past due	—	—	—	—	—	—	432	432
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$322,523	$322,523
Gross write-offs for the three months ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$556,668	$556,668
Over 90 days past due	—	—	—	—	—	—	7,720	7,720
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$564,388	$564,388
Gross write-offs for the three months ended March 31, 2024	$—	$—	$—	$—	$—	$—	$7,596	$7,596
Overdrafts
Current to 90 days past due	$48,513	$—	$—	$—	$—	$—	$—	$48,513
Total Overdrafts:	$48,513	$—	$—	$—	$—	$—	$—	$48,513
Gross write-offs for the three months ended March 31, 2024	$739	$—	$—	$—	$—	$—	$—	$739
Personal banking loans
Current to 90 days past due	$274,980	$917,367	$754,025	$758,163	$806,317	$917,714	$1,642,806	$6,071,372
Over 90 days past due	2,129	608	1,673	1,590	1,466	2,812	9,467	19,745
Non-accrual	—	—	227	167	—	1,129	1,977	3,500
Total Personal banking loans:	$277,109	$917,975	$755,925	$759,920	$807,783	$921,655	$1,654,250	$6,094,617
Gross write-offs for the three months ended March 31, 2024	$739	$563	$554	$438	$135	$129	$8,291	$10,849

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2023
Real estate-personal
Current to 90 days past due	$455,703	$452,153	$533,313	$711,442	$257,159	$596,439	$8,620	$3,014,829
Over 90 days past due	3,319	1,650	2,222	834	44	1,490	—	9,559
Non-accrual	—	261	167	—	157	1,068	—	1,653
Total Real estate-personal:	$459,022	$454,064	$535,702	$712,276	$257,360	$598,997	$8,620	$3,026,041
Gross write-offs for the year ended December 31, 2023	$—	$18	$—	$—	$—	$23	$—	$41
Consumer
Current to 90 days past due	$518,619	$340,104	$258,348	$127,208	$56,394	$51,302	$722,595	$2,074,570
Over 90 days past due	391	210	194	24	54	421	1,859	3,153
Total Consumer:	$519,010	$340,314	$258,542	$127,232	$56,448	$51,723	$724,454	$2,077,723
Gross write-offs for the year ended December 31, 2023	$926	$2,891	$1,939	$770	$376	$370	$1,051	$8,323
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$317,047	$317,047
Over 90 days past due	—	—	—	—	—	—	870	870
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$319,894	$319,894
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$11	$11
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$582,330	$582,330
Over 90 days past due	—	—	—	—	—	—	7,583	7,583
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$589,913	$589,913
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$24,105	$24,105
Overdrafts
Current to 90 days past due	$6,802	$—	$—	$—	$—	$—	$—	$6,802
Total Overdrafts:	$6,802	$—	$—	$—	$—	$—	$—	$6,802
Gross write-offs for the year ended December 31, 2023	$3,803	$—	$—	$—	$—	$—	$—	$3,803
Personal banking loans
Current to 90 days past due	$981,124	$792,257	$791,661	$838,650	$313,553	$647,741	$1,630,592	$5,995,578
Over 90 days past due	3,710	1,860	2,416	858	98	1,911	10,312	21,165
Non-accrual	—	261	167	—	157	1,068	1,977	3,630
Total Personal banking loans:	$984,834	$794,378	$794,244	$839,508	$313,808	$650,720	$1,642,881	$6,020,373
Gross write-offs for the year ended December 31, 2023	$4,729	$2,909	$1,939	$770	$376	$393	$25,167	$36,283

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2024 and December 31, 2023.

(In thousands)	Business Assets	Real Estate	Oil & Gas Assets	Total
March 31, 2024
Commercial:
Real estate - business	$—	$1,203	$—	$1,203
Personal Banking:
Revolving home equity	—	1,977	—	1,977
Total	$—	$3,180	$—	$3,180
December 31, 2023
Commercial:
Business	$1,183	$—	$1,238	$2,421
Personal Banking:
Revolving home equity	—	1,977	—	1,977
Total	$1,183	$1,977	$1,238	$4,398

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $168.8 million at March 31, 2024 and $168.9 million at December 31, 2023. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $210.4 million at March 31, 2024 and $211.3 million at December 31, 2023. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2024 and December 31, 2023 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2024
FICO score:
Under 600	2.0%	2.8%	2.0%	5.0%
600 - 659	2.5	4.1	3.3	12.2
660 - 719	8.5	13.0	11.7	30.4
720 - 779	21.6	24.2	22.2	27.0
780 and over	65.4	55.9	60.8	25.4
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2023
FICO score:
Under 600	2.0%	2.5%	1.9%	4.7%
600 - 659	2.3	4.3	3.3	12.1
660 - 719	8.5	12.9	10.9	29.2
720 - 779	21.9	28.2	22.4	27.0
780 and over	65.3	52.1	61.5	27.0
Total	100.0%	100.0%	100.0%	100.0%

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

The following tables present the amortized cost at March 31, 2024 of loans that were modified during the three months ended March 31, 2024 and the amortized cost of at March 31, 2023 of loans that were modified during the three months ended March 31, 2023.

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
March 31, 2024
Commercial:
Business	$11,648	$—	$—	$—	$—	$11,648	0.2%
Real estate – business	17,004	—	—	—	—	17,004	0.5
Personal Banking:
Real estate – personal	526	2,706	—	—	—	3,232	0.1
Consumer	—	—	31	—	—	31	—
Consumer credit card	—	—	945	—	—	945	0.2
Total	$29,178	$2,706	$976	$—	$—	$32,860	0.2%

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
March 31, 2023
Commercial:
Business	$3,104	$—	$—	$—	$—	$3,104	0.1%
Real estate – business	23,039	—	—	—	—	23,039	0.7
Personal Banking:
Real estate – personal	—	1,666	—	—	—	1,666	0.1
Consumer	—	58	16	—	55	129	—
Consumer credit card	—	—	618	275	—	893	0.2
Total	$26,143	$1,724	$634	$275	$55	$28,831	0.2%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three months ended March 31, 2024 and March 31, 2023.

Term Extension
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Commercial:
Business	Extended maturity by a weighted average of 6 months.	Extended maturity by a weighted average of 12 months.
Real estate – business	Extended maturity by a weighted average of 8 months.	Extended maturity by a weighted average of 17 months.
Personal Banking:
Real estate – personal	Extended maturity by a weighted average of 6 months.

Payment Delay
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 8 years.	Deferred past due monthly payments to maturity as a balloon payment. Deferral delayed payments a weighted average of 27 years.
Consumer		Deferred past due monthly payments to maturity as a balloon payment. Deferral delayed payments a weighted average of 11 years

Interest Rate Reduction
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Personal Banking:
Consumer	Reduced weighted-average contractual interest rate from average 23% to 6%.	Reduced weighted-average contractual interest rate from 20% to 6%.
Consumer credit card	Reduced weighted-average contractual interest rate from average 23% to 6%.	Reduced weighted-average contractual interest rate from 20% to 6%.

Forgiveness of Interest/Fees
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Personal Banking:
Consumer credit card		Approximately $14 thousand of interest and fees forgiven.

The Company had commitments of $2.4 million and $28.4 million at March 31, 2024 and December 31, 2023, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at March 31, 2024 of loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2024 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at March 31, 2023 of loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2023 and had been modified on or after January 1, 2023 (the date we adopted ASU 2022-02). For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
March 31, 2024
Personal Banking:
Real estate – personal	$1,138	$—	$—	$1,138
Consumer	—	14	—	14
Consumer credit card	—	260	61	321
Total	$1,138	$274	$61	$1,473

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
March 31, 2023
Personal Banking:
Consumer	$—	$8	$—	$8
Consumer credit card	—	63	12	75
Total	$—	$71	$12	$83

The following tables present the amortized cost basis at March 31, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months as well as the amortized cost basis at March 31, 2023 of loans to borrowers experiencing financial difficulty that had been modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through March 31, 2023.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
March 31, 2024
Commercial:
Business	$25,544	$—	$—	$25,544
Real estate – business	93,924	—	—	93,924
Personal Banking:
Real estate – personal	3,556	1,136	1,761	6,453
Consumer	150	17	14	181
Consumer credit card	2,107	513	296	2,916
Total	$125,281	$1,666	$2,071	$129,018

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
March 31, 2023
Commercial:
Business	$3,104	$—	$—	$3,104
Real estate – business	23,039	—	—	23,039
Personal Banking:
Real estate – personal	1,061	605	—	1,666
Consumer	75	46	8	129
Consumer credit card	645	173	75	893
Total	$27,924	$824	$83	$28,831

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At March 31, 2024, the fair value of these loans was $1.2 million, and the unpaid principal balance was $1.1 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at March 31, 2024 totaled $763 thousand.

At March 31, 2024, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $206 thousand and $270 thousand at March 31, 2024 and December 31, 2023, respectively, and included in those amounts were $206 thousand and $270 thousand at March 31, 2024 and December 31, 2023, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $2.0 million and $1.8 million at March 31, 2024 and December 31, 2023. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at March 31, 2024 and December 31, 2023.

(In thousands)	March 31, 2024	December 31, 2023
Available for sale debt securities	$9,141,695	$9,684,760
Trading debt securities	56,716	28,830
Equity securities:
Readily determinable fair value	5,864	5,723
No readily determinable fair value	6,988	6,978
Other:
Federal Reserve Bank stock	35,267	35,166
Federal Home Loan Bank stock	10,173	10,640
Private equity investments	183,706	176,667
Total investment securities (1)	$9,440,409	$9,948,764
(1)Accrued interest receivable totaled $28.2 million and $28.9 million at March 31, 2024 and December 31, 2023, respectively, and was included within other assets on the consolidated balance sheets.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. At March 31, 2024, this portfolio included the Company's 823,447 shares of Visa Inc. ("Visa") Class B-1 common stock (formerly Class B common stock), which were held by Commerce Bancshares, Inc. (the Company's parent company). The Company's Visa Class B shares had a carrying value of zero at March 31, 2024, as there had not been observable price changes in orderly transactions for identical or similar investments of the same issuer. During the three months ended March 31, 2024, the Company did not record any impairment or other adjustments to the carrying amount of its portfolio of equity securities with no readily determinable fair value.

On April 8, 2024, Visa announced the commencement of a public offering to permit the exchange of its Class B-1 common stock for a combination of shares of its Class B-2 common stock and its Class C common stock (“Exchange Offer”). The Company tendered all of its Visa Class B-1 shares pursuant to the Exchange Offer. On May 3, 2024, the Exchange Offer closed and the Company received notification of Visa’s acceptance of that tender. In exchange for its 823,447 shares of Visa Class B-1 common stock, the Company received 411,723 shares of Visa Class B-2 common stock (which will be convertible under certain circumstances, as further described below, into Visa’s publicly traded Class A common stock at an initial rate of 1.5875 shares of Class A common for each share of Class B-2 common stock, subject to adjustment) and 163,404 shares of Visa Class C common stock which will automatically convert into four shares of Visa's Class A common stock (subject to future adjustments for any stock splits, recapitalizations or similar transactions) upon any transfer to a person other than a Visa member or an affiliate of a Visa member.

As a condition of participating in the exchange, the Company entered into a Makewhole Agreement with Visa that provides for cash payments to Visa to the extent (if any) that future adjustments to the conversion ratio for the Visa Class B-2 common stock to Class A common stock cause such ratio to fall below zero. Changes to the conversion ratio occur when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain covered litigation that pre-dated Visa’s initial public offering, for which Visa has been effectively indemnified by Visa USA members through reductions to the conversion ratio for its Class B-1 common stock. The purpose of the Makewhole Agreement is to preserve the economic benefit of these adjustments to the Class B-1 conversion ratio for the benefit of Visa’s Class A and Class C common stockholders following the exchange. As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 8, 2024, publicly filed with the U. S. Securities and Exchange Commission, both the Makewhole Agreement and the related escrow fund and transfer restrictions on Visa’s Class B-1 common stock and the new Class B-2 common stock will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B-2 common stock will be convertible into shares of its Class A common stock at the then-applicable conversion ratio. The Makewhole Agreement also includes limited transfer restrictions, such that the Company may only transfer up to one-third of the shares of Visa Class C common stock received in the exchange within the first 45 days following May 3, 2024, and may only transfer up to two-thirds of the Class C common stock received within the first 90 days following May 3, 2024.

As a result of the exchange, the Company marked its Visa Class C common stock to fair value and recorded a gain of $175.5 million based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock on May 3, 2024 of $268.49 per share. The Company’s Visa Class C shares are expected to continue to be marked to fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa. The Company’s Visa Class B-2 common stock will continue to be carried at cost of $0 as there are not observable price changes in orderly transactions for identical or similar investments of the same issuer.

Subsequent to the successful close of the Exchange Offer, the Company approved a plan to reposition a portion of its available for sale debt securities portfolio through the sale of securities with an amortized cost of approximately $1.0 billion. The securities that the Company plans to sell have a yield of approximately 2.0%, which is expected to result in a loss of approximately $165 million, and the Company expects to reinvest the proceeds mostly into investment securities yielding approximately 4.6%. The Company expects the repositioning to increase net interest income, reduce interest rate risk to lower rates, and improve the quality of the Company's pledgeable investment securities. The timing and amount of the loss ultimately realized on the available for sale debt securities and the reinvestment assumptions may depend on many considerations, including market conditions, the future price of Visa Class A common stock, and other factors.

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

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of March 31, 2024 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$266,255	$262,767
After 1 but within 5 years	380,713	370,689
After 5 but within 10 years	126,085	116,577
Total U.S. government and federal agency obligations	773,053	750,033
Government-sponsored enterprise obligations:
After 5 but within 10 years	4,935	4,454
After 10 years	50,702	39,391
Total government-sponsored enterprise obligations	55,637	43,845
State and municipal obligations:
Within 1 year	81,511	80,031
After 1 but within 5 years	431,208	397,795
After 5 but within 10 years	639,802	550,622
After 10 years	126,706	103,247
Total state and municipal obligations	1,279,227	1,131,695
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,524,253	3,754,837
Non-agency mortgage-backed securities	1,309,628	1,139,113
Asset-backed securities	1,954,148	1,877,805
Total mortgage and asset-backed securities	7,788,029	6,771,755
Other debt securities:
Within 1 year	60,606	59,575
After 1 but within 5 years	193,035	181,078
After 5 but within 10 years	226,055	192,193
After 10 years	13,260	11,521
Total other debt securities	492,956	444,367
Total available for sale debt securities	$10,388,902	$9,141,695

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $396.2 million, at fair value, at March 31, 2024. Interest earned on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At March 31, 2024, the fair value of securities on this watch list was $1.7 billion compared to $1.2 billion at December 31, 2023. Almost all of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the significant increase in interest rates and were analyzed outside of the cash flow model. At March 31, 2024, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of March 31, 2024, the Company did not identify any securities for which a credit loss exists, and for the three months ended March 31, 2024 and 2023, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At March 31, 2024, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
U.S. government and federal agency obligations	$223,026	$1,971	$502,312	$21,049	$725,338	$23,020
Government-sponsored enterprise obligations	—	—	43,845	11,792	43,845	11,792
State and municipal obligations	9,675	703	1,113,829	146,839	1,123,504	147,542
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,907	35	3,732,370	769,632	3,735,277	769,667
Non-agency mortgage-backed securities	—	—	1,133,805	170,644	1,133,805	170,644
Asset-backed securities	3,707	8	1,853,484	76,356	1,857,191	76,364
Total mortgage and asset-backed securities	6,614	43	6,719,659	1,016,632	6,726,273	1,016,675
Other debt securities	—	—	444,367	48,589	444,367	48,589
Total	$239,315	$2,717	$8,824,012	$1,244,901	$9,063,327	$1,247,618
December 31, 2023
U.S. government and federal agency obligations	$51,585	$809	$714,400	$24,025	$765,985	$24,834
Government-sponsored enterprise obligations	—	—	43,962	11,696	43,962	11,696
State and municipal obligations	24,022	760	1,167,607	148,478	1,191,629	149,238
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,382	59	3,875,432	720,649	3,879,814	720,708
Non-agency mortgage-backed securities	—	—	1,152,045	173,526	1,152,045	173,526
Asset-backed securities	19,086	156	2,081,293	93,076	2,100,379	93,232
Total mortgage and asset-backed securities	23,468	215	7,108,770	987,251	7,132,238	987,466
Other debt securities	—	—	460,136	47,250	460,136	47,250
Total	$99,075	$1,784	$9,494,875	$1,218,700	$9,593,950	$1,220,484

The entire available for sale debt portfolio included $9.1 billion of securities that were in a loss position at March 31, 2024, compared to $9.6 billion at December 31, 2023.  The total amount of unrealized loss on these securities was $1.2 billion at March 31, 2024, an increase of $27.1 million compared to the unrealized loss at December 31, 2023.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at March 31, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
U.S. government and federal agency obligations	$773,053	$—	$(23,020)	$—	$750,033
Government-sponsored enterprise obligations	55,637	—	(11,792)	—	43,845
State and municipal obligations	1,279,227	10	(147,542)	—	1,131,695
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,524,253	251	(769,667)	—	3,754,837
Non-agency mortgage-backed securities	1,309,628	129	(170,644)	—	1,139,113
Asset-backed securities	1,954,148	21	(76,364)	—	1,877,805
Total mortgage and asset-backed securities	7,788,029	401	(1,016,675)	—	6,771,755
Other debt securities	492,956	—	(48,589)	—	444,367
Total	$10,388,902	$411	$(1,247,618)	$—	$9,141,695
December 31, 2023
U.S. government and federal agency obligations	$841,267	$81	$(24,834)	$—	$816,514
Government-sponsored enterprise obligations	55,658	—	(11,696)	—	43,962
State and municipal obligations	1,346,633	24	(149,238)	—	1,197,419
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,621,821	233	(720,708)	—	3,901,346
Non-agency mortgage-backed securities	1,331,288	136	(173,526)	—	1,157,898
Asset-backed securities	2,200,712	5	(93,232)	—	2,107,485
Total mortgage and asset-backed securities	8,153,821	374	(987,466)	—	7,166,729
Other debt securities	507,386	—	(47,250)	—	460,136
Total	$10,904,765	$479	$(1,220,484)	$—	$9,684,760

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2024	2023
Proceeds from sales of securities:
Available for sale debt securities	$25,494	$812,176
Other investments	10,250	28,259
Total proceeds	$35,744	$840,435

Investment securities gains (losses), net:
Available for sale debt securities:
Losses realized on sales	$(8,470)	$(3,088)
Equity securities:
Fair value adjustments, net	142	(127)
Other:
Gains realized on sales	969	658
Fair value adjustments, net	7,100	2,251
Total investment securities gains (losses), net	$(259)	$(306)

Net losses on investment securities for the three months ended March 31, 2024 were mainly comprised of net losses of $8.5 million on sales of available for sale securities, partially offset by net gains in fair value of $142 thousand on equity investments, net gains of $969 thousand on sales of private equity securities, and net gains in private equity securities due to fair value adjustments of $7.1 million.

At March 31, 2024, securities totaling $6.6 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $7.5 billion at December 31, 2023. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2024				December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(5,145)	$—	$405	$5,550	$(5,092)	$—	$458
Mortgage servicing rights	13,651	(3,738)	—	9,913	13,723	(3,602)	—	10,121
Total	$19,201	$(8,883)	$—	$10,318	$19,273	$(8,694)	$—	$10,579

Aggregate amortization expense on intangible assets was $331 thousand and $356 thousand for the three month periods ended March 31, 2024 and 2023, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2024. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2024	$1,277
2025	1,140
2026	997
2027	861
2028	748

Changes in the carrying amount of goodwill and other intangible assets for the three month period ended March 31, 2024 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2024	$146,539	$3,600	$458	$10,121
Originations, net of disposals	—	—	—	70
Amortization	—	—	(53)	(278)
Balance March 31, 2024	$146,539	$3,600	$405	$9,913

Goodwill allocated to the Company’s operating segments at March 31, 2024 and December 31, 2023 is shown below.

(In thousands)	March 31, 2024	December 31, 2023
Consumer segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	746	746
Total goodwill	$146,539	$146,539

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2024, that net liability was $3.9 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $634.5 million at March 31, 2024.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2024, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 15 years. At March 31, 2024, the fair value of the Company's guarantee liabilities for RPAs was $106 thousand, and the notional amount of the underlying swaps was $464.9 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 3 months to 15 years.

The following table provides the components of lease income.

	For the Three Months Ended March 31
(in thousands)	2024	2023
Direct financing and sales-type leases	$9,012	$6,755
Operating leases(a)	4,132	2,334
Total lease income	$13,144	$9,089
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for both of the three month periods ended March 31, 2024 and 2023.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2024	2023
Service cost	$97	$116
Interest cost on projected benefit obligation	1,112	1,158
Expected return on plan assets	(1,019)	(1,001)
Amortization of prior service cost	(45)	(67)
Amortization of unrecognized net loss	280	427
Net periodic pension cost	$425	$633

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first three months of 2024, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2024	2023
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$112,663	$119,452
Less income allocated to nonvested restricted stock	1,044	1,056
Net income allocated to common stock	$111,619	$118,396
Weighted average common shares outstanding	129,042	130,204
Basic income per common share	$.87	$.91
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$112,663	$119,452
Less income allocated to nonvested restricted stock	1,043	1,054
Net income allocated to common stock	$111,620	$118,398
Weighted average common shares outstanding	129,042	130,204
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	144	268
Weighted average diluted common shares outstanding	129,186	130,472
Diluted income per common share	$.86	$.91

Unexercised stock appreciation rights of 353 thousand and 226 thousand for the three month periods ended March 31, 2024 and 2023, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

In the Annual Meeting of the Shareholders, held on April 19, 2023, a proposal to increase the shares of the Company's common stock authorized for issuance under its articles of incorporation was approved. This approval increased the authorized shares from 140,000,000 to 190,000,000.

* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2023.

9. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. Information about unrealized gains and losses on securities can be found in Note 3, and information about unrealized gains and losses on cash flow hedge derivatives is located in Note 11.

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2024	$(915,001)	$(13,596)	$37,185	$(891,412)
Other comprehensive income (loss) before reclassifications to current earnings	(35,671)	—	(22,865)	(58,536)
Amounts reclassified to current earnings from accumulated other comprehensive income	8,469	235	(2,989)	5,715
Current period other comprehensive income (loss), before tax	(27,202)	235	(25,854)	(52,821)
Income tax (expense) benefit	6,801	(59)	6,464	13,206
Current period other comprehensive income (loss), net of tax	(20,401)	176	(19,390)	(39,615)
Balance March 31, 2024	$(935,402)	$(13,420)	$17,795	$(931,027)
Balance January 1, 2023	$(1,124,915)	$(17,186)	$55,237	$(1,086,864)
Other comprehensive income (loss) before reclassifications to current earnings	186,868	—	9,225	196,093
Amounts reclassified to current earnings from accumulated other comprehensive income	3,088	360	(4,385)	(937)
Current period other comprehensive income (loss), before tax	189,956	360	4,840	195,156
Income tax (expense) benefit	(47,490)	(90)	(1,210)	(48,790)
Current period other comprehensive income (loss), net of tax	142,466	270	3,630	146,366
Balance March 31, 2023	$(982,449)	$(16,916)	$58,867	$(940,498)
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

The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues between the three segments. Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results. If appropriate, these changes are reflected in prior year information presented below. Net interest income allocated among the segments prior to 2024 has been restated to reflect a funds transfer pricing methodology change implemented on January 1, 2024 for all deposit types, except certificates of deposit. The new methodology moves from a rolling pool to a profitability range methodology. The new methodology more accurately reflects the profitability of affected deposits relative to current rates and removes most interest rate risk from business segments.

(In thousands)	Consumer	Commercial	Wealth	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2024
Net interest income	$129,676	$126,687	$24,155	$(31,519)	$248,999
Provision for credit losses	(8,888)	(41)	1	4,141	(4,787)
Non-interest income	24,335	63,802	58,399	2,312	148,848
Investment securities gains (losses), net	—	—	—	(259)	(259)
Non-interest expense	(80,644)	(100,356)	(39,551)	(25,146)	(245,697)
Income before income taxes	$64,479	$90,092	$43,004	$(50,471)	$147,104
Three Months Ended March 31, 2023
Net interest income	$144,460	$137,127	$28,025	$(57,989)	$251,623
Provision for loan losses	(6,306)	(393)	(13)	(4,744)	(11,456)
Non-interest income	24,303	58,324	52,944	2,041	137,612
Investment securities gains (losses), net	—	—	—	(306)	(306)
Non-interest expense	(77,370)	(93,685)	(39,585)	(13,467)	(224,107)
Income before income taxes	$85,087	$101,373	$41,371	$(74,465)	$153,366

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

(In thousands)	March 31, 2024	December 31, 2023
Interest rate swaps	$2,121,244	$2,166,393
Interest rate floors	2,000,000	2,000,000
Interest rate caps	336,682	336,682
Credit risk participation agreements	642,197	653,887
Foreign exchange contracts	25,669	30,401
Mortgage loan commitments	3,616	3,004
Mortgage loan forward sale contracts	—	1,349
Forward TBA contracts	4,000	3,000
Total notional amount	$5,133,408	$5,194,716

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

As of March 31, 2024, the Company held four interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.0 billion and are forward-starting. Each of the four interest rate floors has a six-year term and a notional amount of $500.0 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031

The premium paid for the floors totaled $90.2 million. The maximum length of time over which the Company is hedging its exposure to lower rates is approximately 7 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of March 31, 2024, net deferred losses on the interest rate floors totaled $21.9 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of March 31, 2024, it is expected that $10.7 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of March 31,

2024, the total realized gains on the monetized cash flow hedges remaining in AOCI was $45.7 million (pre-tax), which will be reclassified into interest income over the next 2.7 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at March 31, 2024 that is expected to be reclassified into income within the next 12 months is $21.7 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis on its consolidated balance sheets, and these are reported in other assets and other liabilities. In prior years, certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swap. There was no reduction to positive or negative fair values of cleared swaps at March 31, 2024 and December 31, 2023.

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2024	Dec. 31, 2023
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$56,094	$78,960	$—	$—
Total derivatives designated as hedging instruments	$56,094	$78,960	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$37,290	$35,816	$(37,290)	$(35,816)
Interest rate caps	864	1,391	(864)	(1,391)
Credit risk participation agreements	39	77	(106)	(194)
Foreign exchange contracts	368	534	(275)	(479)
Mortgage loan commitments	102	89	—	(1)
Mortgage loan forward sale contracts	—	8	—	—
Forward TBA contracts	1	1	(11)	(18)
Total derivatives not designated as hedging instruments	$38,664	$37,916	$(38,546)	$(37,899)
Total	$94,758	$116,876	$(38,546)	$(37,899)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended March 31, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$(22,865)	$(9,977)	$(12,888)	Interest and fees on loans	$2,989	$7,199	$(4,210)
Total	$(22,865)	$(9,977)	$(12,888)	Total	$2,989	$7,199	$(4,210)
For the Three Months Ended March 31, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$9,225	$—	$9,225	Interest and fees on loans	$4,385	$7,444	$(3,059)
Total	$9,225	$—	$9,225	Total	$4,385	$7,444	$(3,059)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2024	2023
Derivative instruments:
Interest rate swaps	Other non-interest income	$126	$623
Credit risk participation agreements	Other non-interest income	26	(19)
Foreign exchange contracts	Other non-interest income	38	(20)
Mortgage loan commitments	Loan fees and sales	15	77
Mortgage loan forward sale contracts	Loan fees and sales	(8)	(1)
Forward TBA contracts	Loan fees and sales	6	1
Total		$203	$661

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
March 31, 2024
Assets:
Derivatives subject to master netting agreements	$94,558	$—	$94,558	$(1,274)	$(91,278)	$2,006
Derivatives not subject to master netting agreements	200	—	200
Total derivatives	$94,758	$—	$94,758
Liabilities:
Derivatives subject to master netting agreements	$38,202	$—	$38,202	$(1,274)	$—	$36,928
Derivatives not subject to master netting agreements	344	—	344
Total derivatives	$38,546	$—	$38,546
December 31, 2023
Assets:
Derivatives subject to master netting agreements	$116,702	$—	$116,702	$(3,930)	$(107,492)	$5,280
Derivatives not subject to master netting agreements	174	—	174
Total derivatives	$116,876	$—	$116,876
Liabilities:
Derivatives subject to master netting agreements	$37,300	$—	$37,300	$(3,930)	$—	$33,370
Derivatives not subject to master netting agreements	599	—	599
Total derivatives	$37,899	$—	$37,899

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
March 31, 2024
Total resale agreements, subject to master netting arrangements	$225,000	$—	$225,000	$—	$(225,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,241,106	—	2,241,106	—	(2,241,106)	—
December 31, 2023
Total resale agreements, subject to master netting arrangements	$450,000	$—	$450,000	$—	$(450,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,647,510	—	2,647,510	—	(2,647,510)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2024 and December 31, 2023, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2024
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$140,569	$—	$—	$140,569
Government-sponsored enterprise obligations	9,016	—	—	9,016
Agency mortgage-backed securities	1,448,175	5,550	23,100	1,476,825
Non-agency mortgage-backed securities	10,166	—	—	10,166
Asset-backed securities	493,590	29,531	17,800	540,921
Other debt securities	63,609	—	—	63,609
Total repurchase agreements, gross amount recognized	$2,165,125	$35,081	$40,900	$2,241,106
December 31, 2023
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$170,293	$—	$—	$170,293
Government-sponsored enterprise obligations	8,749	—	—	8,749
Agency mortgage-backed securities	1,833,840	27,264	17,200	1,878,304
Non-agency mortgage-backed securities	10,566	—	—	10,566
Asset-backed securities	516,726	9,606	20,000	546,332
Other debt securities	33,265	—	—	33,265
Total repurchase agreements, gross amount recognized	$2,573,439	$36,870	$37,200	$2,647,509

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $4.3 million and $4.4 million in the three months ended March 31, 2024 and 2023 respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2024, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,166,335	$58.48
Granted	314,602	51.99
Vested	(235,194)	52.39
Forfeited	(11,342)	58.69
Nonvested at March 31, 2024	1,234,401	$57.99

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

Weighted per share average fair value at grant date	$14.88
Assumptions:
Dividend yield	2.1%
Volatility	29.3%
Risk-free interest rate	4.2%
Expected term	6.0 years

A summary of SAR activity during the first three months of 2024 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,023,321	$47.10
Granted	117,974	52.00
Forfeited	(781)	57.43
Expired	(4,025)	43.81
Exercised	(46,457)	27.89
Outstanding at March 31, 2024	1,090,032	$48.46	5.3 years	$7,960

14. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the three months ended March 31, 2024, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended March 31
(In thousands)	2024	2023
Bank card transaction fees	$46,930	$46,654
Trust fees	51,105	45,328
Deposit account charges and other fees	24,151	21,752
Consumer brokerage services	4,408	5,085
Other non-interest income	10,516	8,339
Total non-interest income from contracts with customers	137,110	127,158
Other non-interest income (1)	11,738	10,454
Total non-interest income	$148,848	$137,612
(1) This revenue is not within the scope of ASC 606, and includes fees relating to bond trading activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments contributed approximately 31% and 69%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income were earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the three month periods ended March 31, 2024 and 2023 for the Company’s significant revenue from contracts with customers.

(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Bank card transaction fees	$15,673	$18,069	$15,585	$17,254
Trust fees	2,506	1,764	2,098	2,038
Deposit account charges and other fees	6,156	6,588	5,398	6,631
Consumer brokerage services	—	8	773	949

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
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2023 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the March 31, 2024 and December 31, 2023 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2024 or the year ended December 31, 2023.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Assets:
Residential mortgage loans held for sale	$1,185	$—	$1,185	$—
Available for sale debt securities:
U.S. government and federal agency obligations	750,033	750,033	—	—
Government-sponsored enterprise obligations	43,845	—	43,845	—
State and municipal obligations	1,131,695	—	1,130,739	956
Agency mortgage-backed securities	3,754,837	—	3,754,837	—
Non-agency mortgage-backed securities	1,139,113	—	1,139,113	—
Asset-backed securities	1,877,805	—	1,877,805	—
Other debt securities	444,367	—	444,367	—
Trading debt securities	56,716	—	56,716	—
Equity securities	5,864	5,864	—	—
Private equity investments	183,706	—	—	183,706
Derivatives *	94,758	—	94,617	141
Assets held in trust for deferred compensation plan	21,270	21,270	—	—
Total assets	9,505,194	777,167	8,543,224	184,803
Liabilities:
Derivatives *	38,546	—	38,440	106
Liabilities held in trust for deferred compensation plan	21,270	21,270	—	—
Total liabilities	$59,816	$21,270	$38,440	$106
December 31, 2023
Assets:
Residential mortgage loans held for sale	$1,585	$—	$1,585	$—
Available for sale debt securities:
U.S. government and federal agency obligations	816,514	816,514	—	—
Government-sponsored enterprise obligations	43,962	—	43,962	—
State and municipal obligations	1,197,419	—	1,196,472	947
Agency mortgage-backed securities	3,901,346	—	3,901,346	—
Non-agency mortgage-backed securities	1,157,898	—	1,157,898	—
Asset-backed securities	2,107,485	—	2,107,485	—
Other debt securities	460,136	—	460,136	—
Trading debt securities	28,830	—	28,830	—
Equity securities	5,723	5,723	—	—
Private equity investments	176,667	—	—	176,667
Derivatives *	116,876	—	116,710	166
Assets held in trust for deferred compensation plan	20,538	20,538	—	—
Total assets	10,034,979	842,775	9,014,424	177,780
Liabilities:
Derivatives *	37,899	—	37,704	195
Liabilities held in trust for deferred compensation plan	20,538	20,538	—	—
Total liabilities	$58,437	$20,538	$37,704	$195
* The fair value of each class of derivative is shown in Note 11.

The changes in the Company's Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended March 31, 2024
Balance January 1, 2024	$947	$176,667	$177,614
Total gains or losses (realized/unrealized):
Included in earnings	—	7,100	7,100
Included in other comprehensive income *	9	—	9
Purchases of private equity investments	—	9,477	9,477
Sale/pay down of private equity investments	—	(9,400)	(9,400)
Capitalized interest/dividends	—	(138)	(138)
Balance at March 31, 2024	$956	$183,706	$184,662
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2024	$—	$7,100	$7,100
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2024	$9	$—	$9
For the three months ended March 31, 2023
Balance January 1, 2023	$1,841	$178,127	$179,968
Total gains or losses (realized/unrealized):
Included in earnings	—	2,251	2,251
Included in other comprehensive income *	26	—	26
Investment securities called	(1,000)	—	(1,000)
Discount accretion	47	—	47
Purchases of private equity investments	—	10,532	10,532
Sale/pay down of private equity investments	—	(27,492)	(27,492)
Balance at March 31, 2023	$914	$163,418	$164,332
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2023	$—	$2,251	$2,251
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2023	$4	$—	$4
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Company's Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Investment Securities Gains (Losses), Net
For the three months ended March 31, 2024
Total gains or losses included in earnings	$7,100
Change in unrealized gains or losses relating to assets still held at March 31, 2024	$7,100
For the three months ended March 31, 2023
Total gains or losses included in earnings	$2,251
Change in unrealized gains or losses relating to assets still held at March 31, 2023	$2,251

Level 3 Inputs
The Company's Level 3 measurements at March 31, 2024, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	3.5	-	6.0	5.1
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first three months of 2024 and 2023, and still held as of March 31, 2024 and 2023, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2024 and 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2024
Collateral dependent loans	$63	$—	$—	$63	$(32)

March 31, 2023
Collateral dependent loans	$1,819	$—	$—	$1,819	$425

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2024 and December 31, 2023:

	Carrying Amount	Estimated Fair Value at March 31, 2024
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$5,994,974	$—	$—	$5,844,133	$5,844,133
Real estate - construction and land	1,497,647	—	—	1,470,405	1,470,405
Real estate - business	3,711,602	—	—	3,582,707	3,582,707
Real estate - personal	3,039,885	—	—	2,565,443	2,565,443
Consumer	2,119,308	—	—	2,069,841	2,069,841
Revolving home equity	322,523	—	—	319,524	319,524
Consumer credit card	564,388	—	—	524,843	524,843
Overdrafts	48,513	—	—	47,310	47,310
Total loans	17,298,840	—	—	16,424,206	16,424,206
Loans held for sale	2,328	—	2,328	—	2,328
Investment securities	9,433,421	755,897	8,447,422	230,102	9,433,421
Securities purchased under agreements to resell	225,000	—	—	220,549	220,549
Interest earning deposits with banks	1,609,614	1,609,614	—	—	1,609,614
Cash and due from banks	291,040	291,040	—	—	291,040
Derivative instruments	94,758	—	94,617	141	94,758
Assets held in trust for deferred compensation plan	21,270	21,270	—	—	21,270
Total	$28,976,271	$2,677,821	$8,544,367	$16,874,998	$28,097,186
Financial Liabilities
Non-interest bearing deposits	$7,513,464	$7,513,464	$—	$—	$7,513,464
Savings, interest checking and money market deposits	14,463,211	14,463,211	—	—	14,463,211
Certificates of deposit	2,463,520	—	—	2,493,713	2,493,713
Federal funds purchased	264,470	264,470	—	—	264,470
Securities sold under agreements to repurchase	2,241,106	—	—	2,244,279	2,244,279
Other borrowings	2,327	—	2,327	—	2,327
Derivative instruments	38,546	—	38,440	106	38,546
Liabilities held in trust for deferred compensation plan	21,270	21,270	—	—	21,270
Total	$27,007,914	$22,262,415	$40,767	$4,738,098	$27,041,280

	Carrying Amount	Estimated Fair Value at December 31, 2023
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,019,036	$—	$—	$5,873,549	$5,873,549
Real estate - construction and land	1,446,764	—	—	1,420,522	1,420,522
Real estate - business	3,719,306	—	—	3,594,834	3,594,834
Real estate - personal	3,026,041	—	—	2,568,026	2,568,026
Consumer	2,077,723	—	—	2,016,334	2,016,334
Revolving home equity	319,894	—	—	317,013	317,013
Consumer credit card	589,913	—	—	550,464	550,464
Overdrafts	6,802	—	—	6,649	6,649
Total loans	17,205,479	—	—	16,347,391	16,347,391
Loans held for sale	4,177	—	4,177	—	4,177
Investment securities	9,941,786	822,237	8,896,129	223,420	9,941,786
Federal funds sold	5,025	5,025	—	—	5,025
Securities purchased under agreements to resell	450,000	—	—	444,448	444,448
Interest earning deposits with banks	2,239,010	2,239,010	—	—	2,239,010
Cash and due from banks	443,147	443,147	—	—	443,147
Derivative instruments	116,876	—	116,710	166	116,876
Assets held in trust for deferred compensation plan	20,538	20,538	—	—	20,538
Total	$30,426,038	$3,529,957	$9,017,016	$17,015,425	$29,562,398
Financial Liabilities
Non-interest bearing deposits	$7,975,935	$7,975,935	$—	$—	$7,975,935
Savings, interest checking and money market deposits	14,512,273	14,512,273	—	—	14,512,273
Certificates of deposit	2,875,690	—	—	2,916,627	2,916,627
Federal funds purchased	261,305	261,305	—	—	261,305
Securities sold under agreements to repurchase	2,647,510	—	—	2,650,951	2,650,951
Other borrowings	1,366	—	1,366	—	1,366
Derivative instruments	37,899	—	37,704	195	37,899
Liabilities held in trust for deferred compensation plan	20,538	20,538	—	—	20,538
Total	$28,332,516	$22,770,051	$39,070	$5,567,773	$28,376,894

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at March 31, 2024, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2023 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Annual Report on Form 10-K. During the quarter ended March 31, 2024, there were no material changes to the Risk Factors disclosed in the Company's 2023 Annual Report on Form 10-K.

Critical Accounting Estimates and Related Policies
The Company has identified certain policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates and related policies are the Company's allowance for credit losses and fair value measurement policies. A discussion of these estimates and related policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2023 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2023.

Selected Financial Data

	Three Months Ended March 31
	2024	2023
Per Share Data
Net income per common share — basic	$.87	$.91	*
Net income per common share — diluted	.86	.91	*
Cash dividends on common stock	.270	.257	*
Book value per common share	22.70	20.49	*
Market price	53.20	55.57	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	69.87%	64.99%
Non-interest bearing deposits to total deposits	29.97	36.10
Equity to loans (1)	17.24	15.74
Equity to deposits	12.05	10.23
Equity to total assets	9.61	8.22
Return on total assets	1.48	1.54
Return on equity	15.39	18.75
(Based on end-of-period data)
Non-interest income to revenue (2)	37.41	35.35
Efficiency ratio (3)	61.67	57.49
Tier I common risk-based capital ratio	15.35	14.47
Tier I risk-based capital ratio	15.35	14.47
Total risk-based capital ratio	16.11	15.26
Tangible common equity to tangible assets ratio (4)	9.24	7.92
Tier I leverage ratio	11.75	10.61
* Restated for the 5% stock dividend distributed in December 2023.
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

	March 31
(Dollars in thousands)	2024	2023
Total equity	$2,963,889	$2,682,412
Less non-controlling interest	19,913	16,888
Less goodwill	146,539	138,921
Less intangible assets*	4,005	4,239
Total tangible common equity (a)	$2,793,432	$2,522,364
Total assets	$30,372,108	$32,004,856
Less goodwill	146,539	138,921
Less intangible assets*	4,005	4,239
Total tangible assets (b)	$30,221,564	$31,861,696
Tangible common equity to tangible assets ratio (a)/(b)	9.24%	7.92%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2024	2023	Amount	% change
Net interest income (expense)	$248,999	$251,623	$(2,624)	(1.0%)
Provision for credit losses	(4,787)	(11,456)	(6,669)	(58.2)
Non-interest income	148,848	137,612	11,236	8.2
Investment securities gains (losses), net	(259)	(306)	47	15.4
Non-interest expense	(245,697)	(224,107)	21,590	9.6
Income taxes	(31,652)	(32,813)	(1,161)	(3.5)
Non-controlling interest income (expense)	(2,789)	(1,101)	1,688	N.M.
Net income attributable to Commerce Bancshares, Inc.	$112,663	$119,452	$(6,789)	(5.7%)

For the quarter ended March 31, 2024, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $112.7 million, a decrease of $6.8 million, or 5.7%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.48%, the annualized return on average equity was 15.39%, and the efficiency ratio was 61.67%. Diluted earnings per common share was $.86 per share in the current quarter, a decrease of 5.5% compared to $.91 per share in the first quarter of 2023, and increased 2.4% compared to $.84 per share in the previous quarter.

Compared to the first quarter of last year, net interest income decreased $2.6 million, or 1.0%, mainly due to an increase in interest expense on interest bearing accounts of $55.7 million. This decrease was mainly offset by an increase in interest income on loans of $40.9 million, and an increase in deposits with banks of $17.1 million. The provision for credit losses decreased $6.7 million, or 58.2%, compared to the same quarter in the prior year. Non-interest income increased $11.2 million, or 8.2%, compared to the first quarter of 2023, mainly due to an increase in trust fees and deposit account fees, partly offset by lower consumer brokerage services fees. Net losses on investment securities totaled $259 thousand in the current quarter compared to net losses of $306 thousand in the same quarter of last year. Net securities losses in the current quarter primarily resulted from losses of $8.5 million related to the sales of available for sale debt securities, partly offset by $7.1 million of fair value adjustments on private equity investments and $969 thousand in gains on sales of private equity investments. Non-interest expense increased $21.6 million, or 9.6%, over the first quarter of 2023, mainly due to increases in salaries and employee benefits expense, data processing expense, Federal Deposit Insurance Corporation ("FDIC") insurance expense and litigation settlement expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2024 vs. 2023
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$2,405	$12,196	$14,601
Real estate - construction and land	1,125	4,143	5,268
Real estate - business	3,502	6,083	9,585
Real estate - personal	875	2,814	3,689
Consumer	199	5,867	6,066
Revolving home equity	443	574	1,017
Consumer credit card	227	766	993
Overdrafts	—	—	—
Total interest on loans	8,776	32,443	41,219
Loans held for sale	(103)	(2)	(105)
Investment securities:
U.S. government and federal agency securities	(1,169)	433	(736)
Government-sponsored enterprise obligations	(251)	(108)	(359)
State and municipal obligations	(2,601)	(874)	(3,475)
Mortgage-backed securities	(2,828)	2,086	(742)
Asset-backed securities	(5,741)	2,099	(3,642)
Other securities	(309)	3,471	3,162
Total interest on investment securities	(12,899)	7,107	(5,792)
Federal funds sold	(486)	7	(479)
Securities purchased under agreements to resell	(2,335)	17	(2,318)
Interest earning deposits with banks	13,103	3,993	17,096
Total interest income	6,056	43,565	49,621
Interest expense:
Deposits:
Savings	(27)	29	2
Interest checking and money market	690	34,737	35,427
Certificates of deposit of less than $100,000	2,115	6,651	8,766
Certificates of deposit of $100,000 and over	6,709	4,760	11,469
Total interest on deposits	9,487	46,177	55,664
Federal funds purchased	(1,889)	722	(1,167)
Securities sold under agreements to repurchase	679	3,264	3,943
Other borrowings	(6,776)	56	(6,720)
Total interest expense	1,501	50,219	51,720
Net interest income, tax equivalent basis	$4,555	$(6,654)	$(2,099)

Net interest income in the first quarter of 2024 was $249.0 million, a decrease of $2.6 million from the first quarter of 2023. On a fully taxable-equivalent (FTE) basis, net interest income totaled $251.3 million in the first quarter of 2024, down $2.1 million from the same period last year and up $765 thousand over the previous quarter. The decrease in net interest income compared to the first quarter of 2023 was mainly due to higher deposit interest expense of $55.7 million and lower interest income earned on investment securities (FTE) of $5.8 million, partly offset by higher interest income earned on loans (FTE) of $41.2 million and balances at the Federal Reserve of $17.1 million. The increase in deposit interest expense was mainly due to higher rates paid, while interest earned on investment securities (FTE) declined mainly due to lower average balances. The increase in total interest earned on loans (FTE) was the result of higher loan yields on all loan products, especially commercial loans, many of which have variable rates, coupled with higher average balances. The Company's net yield on earning assets (FTE) was 3.33% in the current quarter compared to 3.26% in the first quarter of 2023.

Total interest income (FTE) increased $49.6 million over the first quarter of 2023. Interest income on loans (FTE) was $266.2 million during the first quarter of 2024, an increase of $41.2 million, or 18.3%, over the same quarter last year. The increase in interest income over the same quarter of last year was primarily due to an increase of 71 basis points in the average rate earned and growth of $676.2 million, or 4.1%, in average loan balances. Most of the increase in interest income occurred in the business, business real estate and consumer loan categories. The largest increase to interest income occurred in business loan interest, which grew $14.6 million due to a 76 basis point increase in the average rate earned, coupled with growth in average balances of $217.4 million, or 3.84%. Business real estate loan interest income increased $9.6 million due to an increase of 61 basis points in the average rate earned and higher average balances of $249.3 million, or 7.2%. Consumer loan interest income grew $6.1 million due to a 109 basis point increase in the average rate earned. In addition, construction and land loan interest income increased $5.3 million due to an increase of 107 basis points in the average rate earned and higher average loan balances of $61.7 million, or 4.4%. Personal real estate loan interest income grew $3.7 million due to a 34 basis point increase in the average rate earned and growth of $97.4 million, or 3.3%, in average loan balances.

Interest income on investment securities (FTE) was $66.7 million during the first quarter of 2024, which was a decrease of $5.8 million from the same quarter last year. The decrease in interest income occurred mainly in interest earned on asset-backed securities and state and municipal securities. Interest income earned on asset-backed securities declined $3.6 million due to a $1.1 billion, or 35.5%, decrease in average balances, partly offset by an increase of 38 basis points in the average rate earned. Interest income earned on state and municipal securities declined $3.5 million due to lower average balances of $462.9 million, or 25.8%, and a 29 basis point decrease in the average rate earned. Interest income earned on U.S. government and federal agency obligations declined $736 thousand due to a $247.4 million, or 22.5%, decrease in average balances, partly offset by an increase of 18 basis points in the average rate earned. Interest income related to the Company's U.S. Treasury inflation-protected securities, which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), decreased $584 thousand from the same quarter last year. Interest income earned on mortgage-backed securities decreased $742 thousand mainly due to a decline of $552.1 million, or 8.6%, in the average balance. In addition, a $2.0 million increase in premium amortization, reflecting slower forward prepayment speed estimates was recorded in the current year, compared to a premium amortization adjustment increase of $802 thousand in the prior year. These decreases to interest income were partly offset by growth in interest income on other securities of $3.2 million, mainly driven by dividend payments of $3.4 million from the Company's private equity investments in the first quarter of 2024. Additionally, the average rate earned on investment securities during the three months ended March 31, 2024 increased 26 basis points over the same period in the prior year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $11.0 billion in the first quarter of 2024, compared to $13.5 billion in the first quarter of 2023.

Interest income on securities purchased under agreements to resell decreased $2.3 million from the same quarter last year, due to a decline of $484.1 million in the average balance. Interest income on balances at the Federal Reserve grew $17.1 million due to an increase of 81 basis points in the average rate earned and an increase of $1.1 billion in the average balance invested.

The average fully taxable-equivalent yield on total interest earning assets was 4.78% in the first quarter of 2024, up from 4.00% in the first quarter of 2023.

Total interest expense increased $51.7 million compared to the first quarter of 2023 due to an increase of $55.7 million in interest expense on interest bearing deposits, partly offset by a $3.9 million decrease in interest expense on borrowings. The increase in deposit interest expense resulted mainly from an increase of $35.4 million in interest expense on interest checking and money market deposit accounts due to a 108 basis point increase in the average rate paid. In addition, interest expense on certificates of deposit increased $20.2 million mainly due to an increase of 194 basis points in the average rate paid and an increase in average balances of $1.3 billion. The overall rate paid on total deposits increased 126 basis points over the same quarter last year. Interest expense on customer repurchase agreements increased $3.9 million due to a 50 basis point increase in the average rate paid and a $93.2 million increase in the average balance. These increases to interest expense were partly offset by lower interest expense on other borrowings of $6.7 million due to a decrease of $550.0 million in average Federal Home Loan Bank (FHLB) borrowings. In addition, interest expense on federal funds purchased decreased $1.2 million mainly due to a $165.5 million decrease in the average balance, partly offset by an increase in the average rate paid of 83 basis points. The overall average rate incurred on all interest bearing liabilities was 2.21% and 1.20% in the first quarters of 2024 and 2023, respectively.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2024	2023	Amount	% change
Trust fees	$51,105	$45,328	$5,777	12.7%
Bank card transaction fees	46,930	46,654	276.6
Deposit account charges and other fees	24,151	21,752	2,399	11.0
Consumer brokerage services	4,408	5,085	(677)	(13.3)
Capital market fees	3,892	3,362	530	15.8
Loan fees and sales	3,141	2,589	552	21.3
Other	15,221	12,842	2,379	18.5
Total non-interest income	$148,848	$137,612	$11,236	8.2%
Non-interest income as a % of total revenue*	37.4%	35.4%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31
(Dollars in thousands)	2024	2023	$ change	% change
Net debit card fees	$10,405	$10,287	$118	1.1%
Net credit card fees	3,772	3,674	98	2.7
Net merchant fees	5,247	5,351	(104)	(1.9)
Net corporate card fees	27,506	27,342	164.6
Total bank card transaction fees	$46,930	$46,654	$276.6%

For the first quarter of 2024, total non-interest income amounted to $148.8 million compared to $137.6 million in the same quarter last year, which was an increase of $11.2 million, or 8.2%. The increase was mainly due to higher trust fees, deposit account fees and tax credit sales income. Trust fees increased $5.8 million, or 12.7%, mainly due to growth of $4.9 million in private client trust fees and $714 thousand in institutional trust fees. Bank card transaction fees for the current quarter grew $276 thousand, or .6%, over the same period last year, mainly due to growth in net corporate card fees and net debit card fees. The growth of $164 thousand in net corporate card fees was mainly due to higher interchange fees, partly offset by higher rewards expense. Net debit card fees increased $118 thousand mainly due to lower network expense. Compared to the first quarter of last year, deposit account fees increased $2.4 million, or 11.0%, mainly due to higher corporate cash management fees of $2.0 million. Consumer brokerage fees declined $677 thousand mainly due to lower variable annuity fees, while capital market fees increased $530 thousand, or 15.8%. Other non-interest income increased $2.4 million, or 18.5%, mainly due to growth of $1.5 million in tax credit sales income and $731 thousand in cash sweep commissions.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2024	2023
Net gains (losses) on sales of available for sale debt securities	$(8,470)	$(3,088)
Fair value adjustments on equity securities, net	142	(127)
Net gains (losses) on sales of private equity investments	969	658
Fair value adjustments on private equity investments	7,100	2,251
Total investment securities gains (losses), net	$(259)	$(306)

Net gains and losses on investment securities, which were recognized in earnings during the three months ended March 31, 2024 and 2023, are shown in the table above. Net securities losses of $259 thousand were reported in the first quarter of 2024, compared to net losses of $306 thousand in the same period last year. The net losses in the first quarter of 2024 were primarily comprised of net losses of $8.5 million realized on the sale of available for sale securities, mostly offset by net gains in fair value of $7.1 million and a gain of $969 thousand on the sale of an investment, both in the Company's private equity investment portfolio. The net losses on investment securities for the same quarter last year were primarily comprised of net losses of $3.1 million realized on the sale of available for sale securities, mostly offset by net gains in fair value of $2.3 million and a gain of $658 thousand on sales of an investment, both in the Company's private equity investment portfolio. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $1.5 million during the first three months of 2024 and expense of $582 thousand during the first three months of 2023.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2024	2023	Amount	% change
Salaries and employee benefits	$151,801	$144,373	$7,428	5.1%
Data processing and software	31,153	28,154	2,999	10.7
Net occupancy	13,574	12,759	815	6.4
Deposit insurance	8,017	4,643	3,374	72.7
Equipment	5,010	4,850	160	3.3
Supplies and communication	4,744	4,590	154	3.4
Marketing	4,036	5,471	(1,435)	(26.2)
Other	27,362	19,267	8,095	42.0
Total non-interest expense	$245,697	$224,107	$21,590	9.6%

Non-interest expense for the first quarter of 2024 amounted to $245.7 million, an increase of $21.6 million, or 9.6%, compared to expense of $224.1 million in the first quarter of last year. The increase in expense over the same period last year was mainly due to litigation settlement expense as well as higher salaries and employee benefits expense, FDIC insurance expense and data processing and software expense, partly offset by lower marketing expense. Salaries and employees benefits expense increased $7.4 million, or 5.1%, mainly due to higher full-time salaries expense of $5.8 million, or 6.2%, and higher employee benefits expense of $1.3 million, or 4.9%. Full-time equivalent employees totaled 4,721 at March 31, 2024, compared to 4,636 at March 31, 2023. Data processing and software expense increased $3.0 million, or 10.7%, due to higher bank card processing fees and increased costs for service providers. Occupancy expense increased $815 thousand, or 6.4%, mainly due to higher depreciation expense and real estate taxes, partly offset by higher rent income, while marketing expense declined $1.4 million, or 26.2%. Deposit insurance increased $3.4 million, due to a $4.0 million accrual adjustment in the current quarter to the special assessment by the FDIC to replenish the Deposit Insurance Fund. Other non-interest expense increased $8.1 million, or 42.0%, mainly due to litigation settlement expense of $10.0 million, net of insurance.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended
(In thousands)	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$162,395	$162,244	$150,136
Provision for credit losses on loans	6,947	8,170	15,948
Net loan charge-offs (recoveries):
Commercial:
Business	23	96	230
Real estate-construction and land	—	—	—
Real estate-business	(141)	128	(4)
Commercial net loan charge-offs (recoveries)	(118)	224	226
Personal Banking:
Real estate-personal	24	(11)	(11)
Consumer	1,983	1,903	1,275
Revolving home equity	(4)	(10)	(26)
Consumer credit card	6,435	5,325	4,325
Overdrafts	557	588	978
Personal banking net loan charge-offs (recoveries)	8,995	7,795	6,541
Total net loan charge-offs (recoveries)	8,877	8,019	6,767
Balance at end of period	$160,465	$162,395	$159,317
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	25,246	27,537	33,120
Provision for credit losses on unfunded lending commitments	(2,160)	(2,291)	(4,492)
Balance at end of period	23,086	25,246	28,628
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$183,551	$187,641	$187,945

	Three Months Ended
	Mar. 31, 2024	Dec. 31, 2023	Mar. 31, 2023
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	—%	.01%	.02%
Real estate-construction and land	—	—	—
Real estate-business	(.02)	.01	—
Commercial net loan charge-offs (recoveries)	—	.01	.01
Personal Banking:
Real estate-personal	—	—	—
Consumer	.38	.36	.25
Revolving home equity	—	(.01)	(.04)
Consumer credit card	4.60	3.72	3.15
Overdrafts	29.11	44.37	89.15
Personal banking net loan charge-offs (recoveries)	.60	.51	.45
Total annualized net loan charge-offs (recoveries)	.21%	.19%	.17%
* as a percentage of average loans (excluding loans held for sale)

To determine the amount of the allowance for credit losses on loans and the liability for unfunded lending commitments, the Company has an established process which assesses the risks and losses expected in its portfolios. This process provides an allowance based on estimates of allowances for pools of loans and unfunded lending commitments, as well as a second, smaller component based on certain individually evaluated loans and unfunded lending commitments. The Company's policies and processes for determining the allowance for credit losses on loans and the liability for unfunded lending commitments are discussed in Note 1 to the consolidated financial statements and in the "Allowance for Credit Losses" discussion within Critical Accounting Estimates and Related Policies in Item 7 of the 2023 Annual Report on Form 10-K.

Net loan charge-offs in the first quarter of 2024 amounted to $8.9 million, compared to $8.0 million in the prior quarter and $6.8 million in the first quarter of last year. Compared to the same period last year, total net loan charge-offs in the first quarter of 2024 increased $2.1 million and increased $858 thousand from the previous quarter. The increase over the prior year was mainly driven by increases in net charge-offs on consumer credit cards and consumer loans of $2.1 million and $708 thousand, respectively. The increase from the previous quarter was driven by the increase in net charge-offs on consumer credit cards and consumer loans.

For the three months ended March 31, 2024, annualized net charge-offs on average consumer credit card loans were 4.60%, compared to 3.72% in the previous quarter and 3.15% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .38%, compared to .36% in the prior quarter and .25% in the same period last year. In the first quarter of 2024, total annualized net loan charge-offs were .21%, compared to .19% in the previous quarter and .17% in the same period last year.

The provision for credit losses on loans was $6.9 million in the current quarter, which was a $1.2 million decrease from the $8.2 million provision recorded in the prior quarter and a $9.0 million decrease from the $15.9 million provision recorded for the three months ended March 31, 2023. The decrease in the provision from the prior quarter was due to decline in the related allowance for credit losses on loans.

Compared to the allowance for credit losses at December 31, 2023, the allowance for credit losses at March 31, 2024 decreased $1.9 million. The allowance for credit losses on commercial loans at March 31, 2024 was $2.7 million lower than at December 31, 2023, while the allowance for credit losses related to personal banking loans, including consumer credit card loans, was $807 thousand higher at March 31, 2024 than at December 31, 2023. Compared to March 31, 2023, the allowance for credit losses on loans at March 31, 2024 increased $1.1 million. The decrease in the allowance for credit losses at March 31, 2024 compared to December 31, 2023 was primarily the result of applying a less pessimistic forecast at March 31, 2024 than was utilized at December 31, 2023. The allowance for credit losses on loans was $160.5 million at March 31, 2024 and was .93%, .94% and .96% of total loans at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $2.2 million, compared to a benefit of $4.5 million during the three months ended March 31, 2023 and an expense of $2.3 million during the prior quarter. At March 31, 2024, the liability for unfunded lending commitments was $23.1 million, compared to $25.2 million at December 31, 2023 and $28.6 million at March 31, 2023. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at March 31, 2024.

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

(Dollars in thousands)	March 31, 2024	December 31, 2023
Non-accrual loans	$5,784	$7,312
Foreclosed real estate	206	270
Total non-performing assets	$5,990	$7,582
Non-performing assets as a percentage of total loans	.03%	.04%
Non-performing assets as a percentage of total assets	.02%	.02%
Total loans past due 90 days and still accruing interest	$20,281	$21,864

Non-accrual loans totaled $5.8 million at March 31, 2024, a decrease of $1.5 million from the balance at December 31, 2023. The decrease occurred mainly in business and personal real estate non-accrual loans, which decreased $2.6 million and $130 thousand, respectively. These decreases were partly offset by a $1.2 million increase in business real estate non-accrual loans. At March 31, 2024, non-accrual loans were comprised of revolving home equity (34.2%), personal real estate (26.3%), business real estate (21.6%), and business (17.9%) loans. Foreclosed real estate totaled $206 thousand at March 31, 2024, a slight decrease compared to December 31, 2023. Total loans past due 90 days or more and still accruing interest were $20.3 million as of March 31, 2024, a decrease of $1.6 million from December 31, 2023. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $267.0 million at March 31, 2024 compared with $216.4 million at December 31, 2023, resulting in an increase of $50.6 million, or 23.4%.

(In thousands)	March 31, 2024	December 31, 2023
Potential problem loans:
Business	$128,170	$74,760
Real estate – construction and land	17,252	—
Real estate – business	120,679	140,800
Real estate – personal	896	827
Total potential problem loans	$266,997	$216,387

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. At March 31, 2024, the Company held $32.9 million of loans that had been modified during the three months ended March 31, 2024. These loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 2 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 8.7% of total loans outstanding at March 31, 2024. The largest component of construction and land loans was commercial construction, which increased $29.5 million during the three months ended March 31, 2024. At March 31, 2024, multi-family residential construction loans totaled approximately $392.1 million, or 31.3%, of the commercial construction loan portfolio, compared to $414.6 million, or 33.9%, at December 31, 2023.

(Dollars in thousands)	March 31, 2024	% of Total	% of Total Loans	December 31, 2023	% of Total	% of Total Loans
Commercial construction	$1,252,414	83.6%	7.2%	$1,222,961	84.5%	7.1%
Residential construction	113,662	7.6	.7	110,687	7.7	.6
Residential land and land development	69,764	4.7	.4	62,417	4.3	.4
Commercial land and land development	61,807	4.1	.4	50,699	3.5	.3
Total real estate - construction and land loans	$1,497,647	100.0%	8.7%	$1,446,764	100.0%	8.4%

Real Estate – Business Loans
Total business real estate loans were $3.7 billion at March 31, 2024 and comprised 21.5% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2024, 32.1% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	March 31, 2024	% of Total	% of Total Loans	December 31, 2023	% of Total	% of Total Loans
Owner-occupied	$1,190,591	32.1%	6.9%	$1,175,476	31.6%	6.8%
Industrial	605,761	16.3	3.5	630,713	17.0	3.7
Office	486,087	13.1	2.8	489,320	13.2	2.8
Retail	351,735	9.5	2.0	366,693	9.9	2.1
Multi-family	294,342	7.9	1.7	256,657	6.9	1.5
Hotels	293,951	7.9	1.7	292,941	7.9	1.7
Farm	193,307	5.2	1.1	195,981	5.3	1.1
Senior living	172,605	4.7	1.0	183,778	4.9	1.1
Other	123,223	3.3	.8	127,747	3.3	.8
Total real estate - business loans	$3,711,602	100.0%	21.5%	$3,719,306	100.0%	21.6%

Information about the credit quality of the Company's business real estate loan portfolio as of March 31, 2024 and December 31, 2023 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
March 31, 2024
Owner-occupied	$1,160,578	$16,514	$13,457	$42	$1,190,591
Industrial	605,704	57	—	—	605,761
Office	468,127	17,960	—	—	486,087
Retail	335,427	15,500	808	—	351,735
Multi-family	282,217	10,983	1,142	—	294,342
Hotels	282,311	9,132	1,304	1,204	293,951
Farm	193,307	—	—	—	193,307
Senior living	48,409	20,245	103,951	—	172,605
Other	122,990	233	—	—	123,223
Total	$3,499,070	$90,624	$120,662	$1,246	$3,711,602
December 31, 2023
Owner-occupied	$1,146,112	$10,376	$18,928	$60	$1,175,476
Industrial	630,644	69	—	—	630,713
Office	489,320	—	—	—	489,320
Retail	349,321	15,500	1,872	—	366,693
Hotels	282,105	9,253	1,583	—	292,941
Multi-family	255,507	1,150	—	—	256,657
Farm	195,981	—	—	—	195,981
Senior living	69,379	—	114,399	—	183,778
Other	127,505	242	—	—	127,747
Total	$3,545,874	$36,590	$136,782	$60	$3,719,306

Revolving Home Equity Loans
The Company had $322.5 million in revolving home equity loans at March 31, 2024 that were collateralized by residential real estate. Most of these loans (92.0%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2024, the outstanding principal of loans with an original LTV higher than 80% was $32.2 million, or 10.0% of the portfolio, compared to $32.3 million as of December 31, 2023. Total revolving home equity loan balances over 30 days past due were $3.8 million at March 31, 2024 and $4.4 million at December 31, 2023, and the outstanding balance of revolving home equity loans on non-accrual status was $2.0 million at both March 31, 2024 and December 31, 2023. The weighted average FICO score for the total portfolio balance at March 31, 2024 is 783. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2024 through 2026, approximately 16% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 84% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 39.0% of the consumer loan portfolio at March 31, 2024, and outstanding balances for auto loans were $826.8 million and $820.3 million at March 31, 2024 and December 31, 2023, respectively. The balances over 30 days past due amounted to $8.5 million at March 31, 2024 and $9.5 million at December 31, 2023, respectively, and comprised 1.0% of the outstanding balances of these loans at March 31, 2024 and 1.2% at December 31, 2023, respectively. For the three months ended March 31, 2024, $101.2 million of new auto loans were originated, compared to $120.0 million during the first three months of 2023.  At March 31, 2024, the automobile loan portfolio had a weighted average FICO score of 756, and net charge-offs on auto loans were .47% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 11.0% of the consumer loan portfolio at March 31, 2024. Losses on these loans have historically been low, and the Company saw net recoveries of $14 thousand for the first three months of 2024. Private banking loans comprised 33.6% of the consumer loan portfolio at March 31, 2024. The Company's private banking loans are generally well-collateralized, and at March 31, 2024 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $1.0 million in the first three months of 2024 and were .43% of the average balances of these loans at March 31, 2024.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2024 of $564.4 million in consumer credit card loans outstanding, approximately $113.9 million, or 20.2%, carried a low promotional rate. Within the next six months, $51.0 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $296.0 million, or 1.7% of total loans at March 31, 2024, an increase of $24.0 million from December 31, 2023, as shown in the table below.

(In thousands)	March 31, 2024	December 31, 2023	Unfunded commitments at March 31, 2024
Extraction	$218,821	$219,828	$161,229
Mid-stream shipping and storage	59,468	35,505	98,762
Downstream distribution and refining	10,323	8,890	30,621
Support activities	7,399	7,811	8,038
Total energy lending portfolio	$296,011	$272,034	$298,650

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.5 billion at both March 31, 2024 and December 31, 2023. Additional unfunded commitments at March 31, 2024 totaled $2.3 billion.

Income Taxes
Income tax expense was $31.7 million in the first quarter of 2024, compared to $32.3 million in the fourth quarter of 2023 and $32.8 million in the first quarter of 2023. The Company's effective tax rate, including the effect of non-controlling interest, was 21.9% in the first quarter of 2024, compared to 22.8% in the fourth quarter of 2023 and 21.6% in the first quarter of 2023.

Financial Condition
Balance Sheet
Total assets of the Company were $30.4 billion at March 31, 2024 and $31.7 billion at December 31, 2023. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $29.8 billion at March 31, 2024 and $31.1 billion at December 31, 2023, and consisted of 58% in loans and 36% in investment securities at March 31, 2024.

During the first quarter of 2024, average loans totaled $17.1 billion, an increase of $22.0 million over the prior quarter, and increased $676.2 million, or 4.1%, over the same quarter last year. Compared to the previous quarter, average balances of business real estate loans grew $83.1 million, while construction and consumer loans declined $51.1 million and $34.8 million, respectively. During the current quarter, the Company sold certain fixed rate personal real estate loans totaling $7.4 million, compared to $8.7 million in the prior quarter.

Total average available for sale debt securities decreased $116.6 million compared to the previous quarter to $9.5 billion, at fair value. The decrease in debt securities was mainly the result of lower average balances of asset-backed securities. During the first quarter of 2024, the unrealized loss on available for sale securities increased $27.2 million to $1.2 billion, at period end. Also during the first quarter of 2024, purchases of securities totaled $145.7 million with a weighted average yield of approximately 4.65%, and sales, maturities and pay downs were $655.0 million. At March 31, 2024, the duration of the available for sale investment portfolio was 4.2 years, and maturities and pay downs of approximately $1.6 billion are expected to occur during the next 12 months. The Company does not have any investment securities classified as held-to-maturity.

Total average deposits decreased $759.5 million this quarter compared to the previous quarter. The decrease in deposits mostly resulted from lower average demand deposits of $420.1 million and lower average certificates of deposit of $364.2 million, which included lower brokered deposits of $225.4 million. Compared to the previous quarter, total average commercial deposits declined $743.8 million, while consumer and wealth deposits increased $138.8 million and $71.8 million, respectively. The average loans to deposits ratio was 69.9% in the current quarter and 67.7% in the prior quarter. The Company’s average borrowings, which included average customer repurchase agreements of $2.5 billion, decreased $280.0 million to $2.8 billion in the first quarter of 2024, mostly due to a decline of $179.3 million in average FHLB borrowings.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, available for sale debt securities, and securities purchased under agreements to resell (resale agreements), as follows:

(In thousands)	March 31, 2024	March 31, 2023	December 31, 2023
Liquid assets:
Balances at the Federal Reserve Bank	$1,609,614	$1,341,854	$2,239,010
Federal funds sold	—	27,060	5,025
Available for sale debt securities	9,141,695	11,228,616	9,684,760
Securities purchased under agreements to resell	225,000	825,000	450,000
Total	$10,976,309	$13,422,530	$12,378,795

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $1.6 billion at March 31, 2024 and decreased $629.4 million from December 31, 2023 balances. At March 31, 2024, the Company did not have a balance of federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities. The fair value of the available for sale debt portfolio was $9.1 billion at March 31, 2024 and included an unrealized net loss of $1.2 billion. The total net unrealized loss included net losses of $1.0 billion on mortgage-backed and asset-backed securities and $147.5 million on state and municipal obligations.

Resale agreements, maturing through 2028, totaled $225.0 million at March 31, 2024. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $239.2 million in fair value at March 31, 2024. $125.0 million of the Company's resale agreements will mature in the next 12 months.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.2 years at March 31, 2024. Approximately $1.6 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2024	March 31, 2023	December 31, 2023
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$1,990,347	$3,145,959	$2,636,523
FHLB borrowings and letters of credit	293,345	294,025	301,617
Securities sold under agreements to repurchase *	2,294,520	2,290,546	2,710,616
Other deposits and swaps	1,975,291	2,409,058	1,818,092
Total pledged securities	6,553,503	8,139,588	7,466,848
Unpledged and available for pledging	2,582,746	3,070,590	2,211,243
Ineligible for pledging	5,446	18,438	6,669
Total available for sale debt securities, at fair value	$9,141,695	$11,228,616	$9,684,760
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 69.9% for the three months ended March 31, 2024. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts totaled $22.0 billion and represented 89.9% of the Company's total deposits at March 31, 2024. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Core deposits decreased $511.5 million at March 31, 2024 compared to December 31, 2023, primarily due to decreases in commercial and wealth segment deposits of $473.8 million and $111.7 million, respectively, partially offset by growth in consumer segment deposits. While the Company considers core consumer and wealth management deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.6 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.6 billion through advances from the FHLB and the Federal Reserve.

Certificates of deposit of $100,000 or greater totaled $1.5 billion at March 31, 2024. These deposits are normally considered more volatile and higher costing, and comprised 6.0% of total deposits at March 31, 2024.

(In thousands)	March 31, 2024	March 31, 2023	December 31, 2023
Core deposit base:
Non-interest bearing	$7,513,464	$8,685,234	$7,975,935
Interest checking	6,811,384	6,464,948	7,020,134
Savings and money market	7,651,827	7,954,793	7,492,139
Total	$21,976,675	$23,104,975	$22,488,208

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

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. During 2024, the Company's outside borrowings have mainly been comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	March 31, 2024	March 31, 2023	December 31, 2023
Borrowings:
Federal funds purchased	$264,470	$756,470	$261,305
Securities sold under agreements to repurchase	2,241,106	2,028,089	2,647,510
FHLB advances	—	1,500,000	—
Other debt	2,359	7,776	1,404
Total	$2,507,935	$4,292,335	$2,910,219

Federal funds purchased, which totaled $264.5 million at March 31, 2024, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At March 31, 2024, the Company had approved lines of credit totaling $3.5 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company's investment portfolio. Total repurchase agreements at March 31, 2024 were comprised of non-insured customer funds totaling $2.2 billion at March 31, 2024 and securities pledged as collateral for these retail agreements totaled $2.3 billion at March 31, 2024. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at March 31, 2024.
The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank (FRB) and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2024.

	March 31, 2024
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$2,536,792	$4,186,053	$6,722,845
Letters of credit issued	(172,416)	—	(172,416)
Available for future advances	$2,364,376	$4,186,053	$6,550,429

The Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Rating outlook	Stable
Commerce Bank
Issuer rating	A	A3
Baseline credit assessment		a2
Short-term rating	A-1	P-1
Rating outlook	Stable	Stable

The Company considers these ratings to be indications of a sound capital base and strong liquidity and believes that these ratings would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been outstanding during the past ten years. The Company has no subordinated or hybrid debt instruments which would affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately placed corporate notes or other forms of debt.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $786.6 million during the first three months of 2024, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $135.5 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $540.9 million. Activity in the investment securities portfolio provided cash of $426.5 million from sales, maturities, and pay downs (net of purchases), but this increase in investing cash flows was partially offset by growth in the loan portfolio, which used cash of $102.3 million. Additionally, repayments of securities purchased under agreements to resell (net of purchases) provided cash of $225.0 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below. Financing activities used cash of $1.5 billion, largely resulting from net decreases in deposits of $983.5 million and $403.2 million in federal funds purchased and securities sold under agreements to repurchase during the first three months of 2024.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2024 and December 31, 2023, as shown in the following table.

(Dollars in thousands)	March 31, 2024	December 31, 2023	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$24,311,459	$24,216,527
Tier I common risk-based capital	3,732,487	3,693,089
Tier I risk-based capital	3,732,487	3,693,089
Total risk-based capital	3,916,187	3,881,024
Tier I common risk-based capital ratio	15.35%	15.25%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	15.35	15.25	6.00	2.50	8.50	8.00
Total risk-based capital ratio	16.11	16.03	8.00	2.50	10.50	10.00
Tier I leverage ratio	11.75	11.25	4.00	N/A	4.00	5.00
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and periodically purchases stock in the open market. During the three months ended March 31, 2024, the Company purchased 806,217 shares at an average price of $52.13 in open market purchases and through stock-based compensation transactions. At March 31, 2024, 951,030 shares remained available for purchase under the current Board authorization. On April 17, 2024, the share repurchase authorization was increased to 5,000,000 shares.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The Company paid a $.270 per share cash dividend on its common stock in the first quarter of 2024, which was a 5.1% increase compared to its 2023 quarterly dividend.

Material Cash Requirements, Commitments, Off-Balance Sheet Arrangements and Contingencies
The Company's material cash requirements include commitments for contractual obligations (both short-term and long-term), commitments to extend credit, and off-balance sheet arrangements. The Company's material cash requirements for the next 12 months are primarily to fund loan growth. Additionally, the Company will utilize cash to fund deposit maturities and withdrawals that may occur in the next 12 months. Other contractual obligations, purchase commitments, lease obligations, and unfunded commitments may require cash payments by the Company within the next 12 months, and these are further discussed in the Company's 2023 Annual Report on Form 10-K. Further discussion of the Company's longer-term material cash obligations and sources for fulfilling those obligations is below.

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2024 totaled $14.8 billion (including $5.5 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. The contractual amount of standby and commercial letters of credit totaled $622.7 million and $9.6 million, respectively, at March 31, 2024. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At March 31, 2024, the liability for unfunded lending commitments totaled $23.1 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first three months of 2024, purchases and sales of tax credits amounted to $32.2 million and $45.6 million, respectively. Fees from sales of tax credits were $2.1 million for the three months ended March 31, 2024, compared to $560.7 thousand in the same period last year. At March 31, 2024, the Company expected to fund outstanding purchase commitments of $146.6 million during the remainder of 2024 and had purchase commitments of $420.2 million that it expects to fund from 2025 through 2030.

The Company continued to maintain a strong liquidity position throughout the first three months of 2024. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first three months of 2024 and 2023.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2024
Net interest income	$129,676	$126,687	$24,155	$280,518	$(31,519)	$248,999
Provision for credit losses	(8,888)	(41)	1	(8,928)	4,141	(4,787)
Non-interest income	24,335	63,802	58,399	146,536	2,312	148,848
Investment securities gains (losses), net	—	—	—	—	(259)	(259)
Non-interest expense	(80,644)	(100,356)	(39,551)	(220,551)	(25,146)	(245,697)
Income before income taxes	$64,479	$90,092	$43,004	$197,575	$(50,471)	$147,104
Three Months Ended March 31, 2023
Net interest income	$144,460	$137,127	$28,025	$309,612	$(57,989)	$251,623
Provision for credit losses	(6,306)	(393)	(13)	(6,712)	(4,744)	(11,456)
Non-interest income	24,303	58,324	52,944	135,571	2,041	137,612
Investment securities gains (losses), net	—	—	—	—	(306)	(306)
Non-interest expense	(77,370)	(93,685)	(39,585)	(210,640)	(13,467)	(224,107)
Income before income taxes	$85,087	$101,373	$41,371	$227,831	$(74,465)	$153,366
Increase (decrease) in income before income taxes:
Amount	$(20,608)	$(11,281)	$1,633	$(30,256)	$23,994	$(6,262)
Percent	(24.2)%	(11.1)%	3.9%	(13.3)%	(32.2)%	(4.1)%
Consumer
For the three months ended March 31, 2024, income before income taxes for the Consumer segment decreased $20.6 million, or 24.2%, compared to the first three months of 2023. The decrease in income before income taxes was mainly due to a decrease in net interest income of $14.8 million, or 10.2%, and increases in non-interest expense of $3.3 million, or 4.2%, and the provision for credit losses of $2.6 million. Net interest income declined due to a $25.8 million increase in deposit interest expense. This decrease was partly offset by a $3.4 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and higher loan interest income of $7.8 million. Non-interest expense increased over the same period in the previous year mainly due to higher allocated support costs for administration and operations, information technology and online banking. These increases were partly offset by lower marketing expense and allocated support costs for the deposit system. The increase in the provision for credit losses over the first three months of 2023, was mainly due to higher consumer credit card and personal loan net charge-offs, partly offset by lower overdraft loan net charge-offs.

Commercial
For the three months ended March 31, 2024, income before income taxes for the Commercial segment decreased $11.3 million, or 11.1%, compared to the same period in the previous year. This decrease was mainly due to lower net interest income and higher non-interest expense, partly offset by an increase non-interest income. Net interest income decreased $10.4 million, or 7.6%, mainly due to lower net allocated funding credits of $16.8 million, coupled with higher interest expense on deposits and customer repurchase agreements of $21.0 million and $4.0 million, respectively. These decreases were partly offset by an increase of $31.9 million in loan interest income. Non-interest income increased $5.5 million, or 9.4%, over the previous year mainly due to growth in deposit account fees (mainly corporate cash management fees), tax credit sales fees, capital market fees and loan commitment fees. Non-interest expense increased $6.7 million, or 7.1%, mainly due to higher salaries and benefits expense and allocated service and support costs (mainly bank operations, commercial sales and support and management expense). The provision for credit losses decreased $352 thousand from the same period last year, mainly due to lower business and business real estate loan net charge-offs.

Wealth
Wealth segment pre-tax profitability for the three months ended March 31, 2024 increased $1.6 million, or 3.9%, over the same period in the previous year. Net interest income decreased $3.9 million, or 13.8%, mainly due to an $8.9 million increase in deposit interest expense. This increase was partly offset by a $2.0 million increase in net allocated funding credits and a $3.0 million increase in loan interest income. Non-interest income increased $5.5 million, or 10.3%, over the prior year largely due to higher private client and institutional trust fees and cash sweep commissions, partly offset by lower brokerage fees. Non-interest expense decreased $34 thousand mainly due to lower miscellaneous losses, mostly offset by higher salaries and benefits expense. The provision for credit losses decreased $14 thousand from the same period last year due to lower overdraft loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability in this category was $24.0 million higher than in the same period last year. Unallocated securities losses were $259 thousand in the first three months of 2024 compared to losses of $306 thousand in 2023. Also, the unallocated provision for credit losses decreased $8.9 million, primarily driven by decreases in the provision for credit losses on loans and the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first three months of 2024 was $6.9 million, or $1.9 million lower than net charge-offs due to a decrease in the allowance for credit losses on loans. In the comparable period last year, the provision for credit losses on loans was $15.9 million, or $9.2 million higher than net charge-offs, due to an increase in the allowance for credit losses on loans. For the three months ended March 31, 2024, the Company's provision on unfunded lending commitments was a benefit of $2.2 million. Additionally, net interest income increased $26.5 million and non-interest income increased $271 thousand. These increases to pre-tax profitability were partly offset by higher non-interest expense of $11.7 million.

Regulatory Changes
Deposit Insurance
On November 16, 2023, Federal Deposit Insurance Corporation (“FDIC”) issued a final rule to impose a special assessment to recover losses to the FDIC’s Deposit Insurance Fund following the failure of two financial institutions. The rule applies to all insured depository institutions and stated that the special assessment would be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC could:
•Cease collection early, if it has collected enough to recover actual or estimated losses;
•Extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period, if actual or estimated losses exceed the amounts collected; and
•Impose a final shortfall special assessment on a one-time basis after the receiverships for certain failed banks terminate, if actual losses exceed the amounts collected.

During the first quarter of 2024, the FDIC increased its estimate of losses to the Deposit Insurance Fund and in turn increased its estimated special assessment, announcing that the special assessment would come in the form of a June 2024 invoice based on its March 31, 2024 estimate loss in the Deposit Insurance Fund. The Company has accrued $20.1 million FDIC special assessment liabilities at the end of March 31, 2024.

SEC Climate Disclosure Rule
On March 6, 2024, the Securities and Exchange Commission adopted rules to enhance and standardize climate-related disclosures by public companies and in public offerings. This climate-related disclosure rule will have significant disclosure impact to the public companies affected, including the Company. Among many other items, this rule requires companies to disclose:
•Climate-related risks that have had or are reasonably likely to have a material impact on the registrant’s business strategy, results of operations, or financial condition;
•The actual and potential material impacts of any identified climate-related risks on the registrant’s strategy, business model, and outlook;
•If, as part of its strategy, a registrant has undertaken activities to mitigate or adapt to a material climate-related risk, a quantitative and qualitative description of material expenditures incurred and material impacts on financial estimates and assumptions that directly result from such mitigation or adaptation activities;
•Specified disclosures regarding a registrant’s activities, if any, to mitigate or adapt to a material climate-related risk including the use, if any, of transition plans, scenario analysis, or internal carbon prices;
•Scope 1 and Scope 2 greenhouse gas (GHG) emissions, when material; and
•Capitalized costs, expenditures, charges, and losses incurred as a result of severe weather events or other natural conditions.

However, in April 2024, the SEC issued an order to stay the rules pending judicial review, due to legal challenges to this mandate.

Impact of Recently Issued Accounting Standards
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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2024 and 2023

	First Quarter 2024			First Quarter 2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,873,525	$88,638	6.07%	$5,656,104	$74,037	5.31%
Real estate — construction and land	1,472,554	30,754	8.40	1,410,835	25,486	7.33
Real estate — business	3,727,643	58,029	6.26	3,478,382	48,444	5.65
Real estate — personal	3,031,193	29,775	3.95	2,933,750	26,086	3.61
Consumer	2,082,490	33,126	6.40	2,067,385	27,060	5.31
Revolving home equity	322,074	6,163	7.70	296,748	5,146	7.03
Consumer credit card	562,892	19,750	14.11	556,223	18,757	13.68
Overdrafts	7,696	—	—	4,449	—	—
Total loans	17,080,067	266,235	6.27	16,403,876	225,016	5.56
Loans held for sale	2,149	40	7.49	5,708	145	10.30
Investment securities:
U.S. government and federal agency obligations	851,656	4,402	2.08	1,099,067	5,138	1.90
Government-sponsored enterprise obligations	55,652	331	2.39	87,086	690	3.21
State and municipal obligations(A)	1,330,808	6,519	1.97	1,793,756	9,994	2.26
Mortgage-backed securities	5,902,328	32,088	2.19	6,454,408	32,830	2.06
Asset-backed securities	2,085,050	12,399	2.39	3,233,757	16,041	2.01
Other debt securities	503,204	2,410	1.93	528,941	2,523	1.93
Trading debt securities(A)	40,483	533	5.30	45,757	518	4.59
Equity securities(A)	12,768	814	25.64	12,458	714	23.24
Other securities(A)	221,695	7,189	13.04	229,867	4,029	7.11
Total investment securities	11,003,644	66,685	2.44	13,485,097	72,477	2.18
Federal funds sold	599	10	6.71	38,978	489	5.09
Securities purchased under agreements to resell	340,934	1,634	1.93	825,000	3,952	1.94
Interest earning deposits with banks	1,938,381	26,432	5.48	809,935	9,336	4.67
Total interest earning assets	30,365,774	361,036	4.78	31,568,594	311,415	4.00
Allowance for credit losses on loans	(161,891)			(150,117)
Unrealized gain (loss) on debt securities	(1,274,125)			(1,387,196)
Cash and due from banks	281,610			314,024
Premises and equipment, net	477,881			431,288
Other assets	956,225			631,239
Total assets	$30,645,474			$31,407,832
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,333,983	195.06		$1,550,215	193.05
Interest checking and money market	13,215,270	55,385	1.69	13,265,485	19,958.61
Certificates of deposit of less than $100,000	976,804	10,191	4.20	415,367	1,425	1.39
Certificates of deposit of $100,000 and over	1,595,310	18,096	4.56	903,393	6,627	2.98
Total interest bearing deposits	17,121,367	83,867	1.97	16,134,460	28,203.71
Borrowings:
Federal funds purchased	$328,216	$4,419	5.42	493,721	$5,586	4.59
Securities sold under agreements to repurchase	2,511,959	21,438	3.43	2,418,726	17,495	2.93
Other borrowings(B)	76	—	—	551,267	6,720	4.94
Total borrowings	2,840,251	25,857	3.66	3,463,714	29,801	3.49
Total interest bearing liabilities	19,961,618	109,724	2.21%	19,598,174	58,004	1.20%
Non-interest bearing deposits	7,328,603			9,114,512
Other liabilities	410,310			112,052
Equity	2,944,943			2,583,094
Total liabilities and equity	$30,645,474			$31,407,832
Net interest margin (FTE)		$251,312			$253,411
Net yield on interest earning assets			3.33%			3.26%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest income sensitivity to movement in interest rates. The Company performs monthly simulations that model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2023 Annual Report on Form 10-K.

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

	March 31, 2024		December 31, 2023
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$(13.9)	(1.37)%	$(13.4)	(1.32)%
200 basis points rising	(13.6)	(1.35)	(13.1)	(1.29)
100 basis points rising	(7.4)	(.73)	(6.9)	(.68)
100 basis points falling	$(5.8)	(.57)%	$(2.6)	(.26)%
200 basis points falling	(20.3)	(2.01)	(15.4)	(1.52)
300 basis points falling	(37.9)	(3.73)	(32.9)	(3.24)

Under the simulation, in the three rising rate scenarios, interest rate risk is mostly unchanged from the scenarios in the previous quarter and in the three falling rate scenarios, interest rate risk is more negative when compared to the scenarios in the previous quarter. This change was primarily due to a more conservative approach in modeling premium money market deposit accounts in the falling interest rate scenarios.

The comparison above provides insight into potential effects of changes in rates on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 - 31, 2024	156,436	$54.03	156,436	1,600,811
February 1 - 29, 2024	379,435	$51.32	379,435	1,221,376
March 1 - 31, 2024	270,346	$52.16	270,346	951,030
Total	806,217	$52.13	806,217	951,030

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2022 of 5,000,000 shares, 951,030 shares remained available for purchase at March 31, 2024. On April 17, 2024, the share repurchase authorization was increased to 5,000,000 shares.

Item 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: May 8, 2024		Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: May 8, 2024		(Chief Accounting Officer)