Form 10-Q
period 2024-06-30
COMMERCE BANCSHARES INC /MO/
filed 2024-08-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended June 30, 2024

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 1, 2024, the registrant had outstanding 128,917,831 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
	(In thousands)
ASSETS
Loans	$17,163,065	$17,205,479
Allowance for credit losses on loans	(158,557)	(162,395)
Net loans	17,004,508	17,043,084
Loans held for sale (including $2,186,000 and $1,585,000 of residential mortgage loans carried at fair value at June 30, 2024 and December 31, 2023, respectively)	2,930	4,177
Investment securities:
Available for sale debt, at fair value (amortized cost of $9,608,044,000 and $10,904,765,000 at
June 30, 2024 and December 31, 2023, respectively, and allowance for credit losses of $—
at both June 30, 2024 and December 31, 2023)	8,534,271	9,684,760
Trading debt	45,499	28,830
Equity	113,584	12,701
Other	223,798	222,473
Total investment securities	8,917,152	9,948,764
Federal funds sold	—	5,025
Securities purchased under agreements to resell	475,000	450,000
Interest earning deposits with banks	2,215,057	2,239,010
Cash and due from banks	329,692	443,147
Premises and equipment – net	467,256	469,059
Goodwill	146,539	146,539
Other intangible assets – net	13,801	14,179
Other assets	997,423	938,077
Total assets	$30,569,358	$31,701,061
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$7,492,751	$7,975,935
Savings, interest checking and money market	14,367,710	14,512,273
Certificates of deposit of less than $100,000	1,010,251	930,432
Certificates of deposit of $100,000 and over	1,408,548	1,945,258
Total deposits	24,279,260	25,363,898
Federal funds purchased and securities sold under agreements to repurchase	2,551,399	2,908,815
Other borrowings	3,984	1,404
Other liabilities	576,380	462,714
Total liabilities	27,411,023	28,736,831
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 190,000,000; issued 131,064,418 shares at both June 30, 2024 and December 31, 2023	655,322	655,322
Capital surplus	3,153,107	3,162,622
Retained earnings	235,299	53,183
Treasury stock of 1,781,315 shares at June 30, 2024
and 611,546 shares at December 31, 2023, at cost	(98,176)	(35,599)
Accumulated other comprehensive income (loss)	(807,817)	(891,412)
Total Commerce Bancshares, Inc. stockholders' equity	3,137,735	2,944,116
Non-controlling interest	20,600	20,114
Total equity	3,158,335	2,964,230
Total liabilities and equity	$30,569,358	$31,701,061
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2024	2023	2024	2023
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$267,463	$241,327	$532,140	$465,143
Interest and fees on loans held for sale	46	151	86	296
Interest on investment securities	70,776	73,727	136,704	144,846
Interest on federal funds sold	27	105	37	594
Interest on securities purchased under agreements to resell	2,421	4,099	4,055	8,051
Interest on deposits with banks	28,630	29,254	55,062	38,590
Total interest income	369,363	348,663	728,084	657,520
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	56,829	30,046	112,409	50,197
Certificates of deposit of less than $100,000	10,523	10,125	20,714	11,550
Certificates of deposit of $100,000 and over	16,892	14,416	34,988	21,043
Interest on federal funds purchased	3,569	6,397	7,988	11,983
Interest on securities sold under agreements to repurchase	19,293	17,014	40,731	34,509
Interest on other borrowings	8	21,127	6	27,077
Total interest expense	107,114	99,125	216,836	156,359
Net interest income	262,249	249,538	511,248	501,161
Provision for credit losses	5,468	6,471	10,255	17,927
Net interest income after credit losses	256,781	243,067	500,993	483,234
NON-INTEREST INCOME
Trust fees	52,291	47,265	103,396	92,593
Bank card transaction fees	47,477	49,725	94,407	96,379
Deposit account charges and other fees	25,325	22,633	49,476	44,385
Consumer brokerage services	4,478	4,677	8,886	9,762
Capital market fees	4,760	2,945	8,652	6,307
Loan fees and sales	3,431	2,735	6,572	5,324
Other	14,482	17,625	29,703	30,467
Total non-interest income	152,244	147,605	301,092	285,217
INVESTMENT SECURITIES GAINS (LOSSES), NET	3,233	3,392	2,974	3,086
NON-INTEREST EXPENSE
Salaries and employee benefits	149,120	145,429	300,921	289,802
Data processing and software	31,529	28,719	62,682	56,873
Net occupancy	12,544	12,995	26,118	25,754
Deposit insurance	2,354	4,187	10,371	8,830
Equipment	5,091	4,864	10,101	9,714
Marketing	5,356	6,368	9,392	11,839
Supplies and communication	4,636	4,625	9,380	9,215
Other	21,584	20,424	48,946	39,691
Total non-interest expense	232,214	227,611	477,911	451,718
Income before income taxes	180,044	166,453	327,148	319,819
Less income taxes	38,602	35,990	70,254	68,803
Net income	141,442	130,463	256,894	251,016
Less non-controlling interest expense (income)	1,889	2,674	4,678	3,775
Net income attributable to Commerce Bancshares, Inc.	$139,553	$127,789	$252,216	$247,241
Net income per common share — basic	$1.07	$.97	$1.94	$1.88
Net income per common share — diluted	$1.07	$.97	$1.93	$1.88
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
	(Unaudited)
Net income	$141,442	$130,463	$256,894	$251,016
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale debt securities	130,076	(81,882)	109,675	60,584
Change in pension loss	177	269	353	539
Unrealized gains (losses) on cash flow hedge derivatives	(7,043)	(14,184)	(26,433)	(10,554)
Other comprehensive income (loss)	123,210	(95,797)	83,595	50,569
Comprehensive income (loss)	264,652	34,666	340,489	301,585
Less non-controlling interest (income) expense	1,889	2,674	4,678	3,775
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$262,763	$31,992	$335,811	$297,810
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended June 30, 2024 and 2023

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance March 31, 2024	$655,322	$3,148,649	$130,706	$(59,674)	$(931,027)	$19,913	$2,963,889
Net income			139,553			1,889	141,442
Other comprehensive income (loss)					123,210		123,210
Distributions to non-controlling interest						(1,202)	(1,202)
Purchases of treasury stock				(38,229)			(38,229)
Issuance under stock purchase and equity compensation plans		273		(273)			—
Stock-based compensation		4,185					4,185
Cash dividends paid on common stock ($0.270 per share)			(34,960)				(34,960)
Balance June 30, 2024	$655,322	$3,153,107	$235,299	$(98,176)	$(807,817)	$20,600	$3,158,335
Balance March 31, 2023	$629,319	$2,919,060	$117,313	$(59,670)	$(940,498)	$16,888	$2,682,412
Net Income			127,789			2,674	130,463
Other comprehensive income (loss)					(95,797)		(95,797)
Distributions to non-controlling interest						(1,692)	(1,692)
Purchases of treasury stock				(318)			(318)
Issuance under stock purchase and equity compensation plans		(1,599)		1,599			—
Stock-based compensation		3,904					3,904
Cash dividends paid on common stock ($.257 per share)			(33,744)				(33,744)
Balance June 30, 2023	$629,319	$2,921,365	$211,358	$(58,389)	$(1,036,295)	$17,870	$2,685,228
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2024 and 2023

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2023	$655,322	$3,162,622	$53,183	$(35,599)	$(891,412)	$20,114	$2,964,230
Net income			252,216			4,678	256,894
Other comprehensive income (loss)					83,595		83,595
Distributions to non-controlling interest						(4,192)	(4,192)
Purchases of treasury stock				(80,543)			(80,543)
Issuance under stock purchase and equity compensation plans		(17,966)		17,966			—
Stock-based compensation		8,451					8,451
Cash dividends paid on common stock ($.540 per share)			(70,100)				(70,100)
Balance June 30, 2024	$655,322	$3,153,107	$235,299	$(98,176)	$(807,817)	$20,600	$3,158,335
Balance December 31, 2022	$629,319	$2,932,959	$31,620	$(41,743)	$(1,086,864)	$16,286	$2,481,577
Net income			247,241			3,775	251,016
Other comprehensive income (loss)					50,569		50,569
Distributions to non-controlling interest						(2,145)	(2,145)
Purchases of treasury stock				(36,563)			(36,563)
Sale of non-controlling interest of subsidiary		46				(46)	—
Issuance under stock purchase and equity compensation plans		(19,917)		19,917			—
Stock-based compensation		8,277					8,277
Cash dividends paid on common stock ($.514 per share)			(67,503)				(67,503)
Balance June 30, 2023	$629,319	$2,921,365	$211,358	$(58,389)	$(1,036,295)	$17,870	$2,685,228
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2024	2023
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$256,894	$251,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,255	17,927
Provision for depreciation and amortization	26,800	24,164
Amortization of investment security premiums, net	1,649	9,482
Investment securities (gains) losses, net (A)	(2,974)	(3,086)
Net (gains) losses on sales of loans held for sale	(988)	(422)
Originations of loans held for sale	(43,505)	(25,729)
Proceeds from sales of loans held for sale	45,453	24,210
Net (increase) decrease in trading debt securities, excluding unsettled transactions	(13,589)	17,915
Purchase of interest rate floor derivative contracts	—	(25,900)
Stock-based compensation	8,451	8,277
(Increase) decrease in interest receivable	2,794	(667)
Increase (decrease) in interest payable	(2,303)	31,819
Increase (decrease) in income taxes payable	528	(74)
Other changes, net	(6,630)	(108,044)
Net cash provided by (used in) operating activities	282,835	220,888
INVESTING ACTIVITIES:
Cash paid in acquisition, net of cash received	—	(6,197)
Distributions received from equity-method investment	—	1,434
Proceeds from sales of investment securities (A)	1,157,176	1,130,536
Proceeds from maturities/pay downs of investment securities (A)	1,166,452	922,759
Purchases of investment securities (A)	(1,100,450)	(190,253)
Net (increase) decrease in loans	23,692	(666,743)
Securities purchased under agreements to resell	(350,000)	—
Repayments of securities purchased under agreements to resell	325,000	—
Purchases of premises and equipment	(19,504)	(51,904)
Sales of premises and equipment	3,281	1,215
Net cash provided by (used in) investing activities	1,205,647	1,140,847
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(669,259)	(2,506,872)
Net increase (decrease) in certificates of deposit	(456,891)	2,257,518
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(357,416)	36,287
FHLB short-term borrowings	—	2,250,000
Repayments of FHLB borrowings	—	(1,250,000)
Net increase (decrease) in other borrowings	2,580	(4,059)
Purchases of treasury stock	(79,889)	(36,563)
Cash dividends paid on common stock	(70,100)	(67,503)
Net cash provided by (used in) financing activities	(1,630,975)	678,808
Increase (decrease) in cash, cash equivalents and restricted cash	(142,493)	2,040,543
Cash, cash equivalents and restricted cash at beginning of year	2,687,283	897,801
Cash, cash equivalents and restricted cash at June 30	$2,544,790	$2,938,344

Income tax payments, net	$65,890	$64,925
Interest paid on deposits and borrowings	$219,139	$124,540
Loans transferred to foreclosed real estate	$88	$72
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $41 thousand at June 30, 2024. The Company had $200 thousand restricted cash at June 30, 2023.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2023 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the six month period ended June 30, 2024 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at June 30, 2024 and December 31, 2023 are as follows:

(In thousands)	June 30, 2024	December 31, 2023
Commercial:
Business	$6,090,724	$6,019,036
Real estate – construction and land	1,396,515	1,446,764
Real estate – business	3,572,539	3,719,306
Personal Banking:
Real estate – personal	3,055,182	3,026,041
Consumer	2,145,609	2,077,723
Revolving home equity	331,381	319,894
Consumer credit card	566,925	589,913
Overdrafts	4,190	6,802
Total loans	$17,163,065	$17,205,479

Accrued interest receivable totaled $71.9 million at both June 30, 2024 and December 31, 2023, and was included within other assets on the consolidated balance sheets. For the three months ended June 30, 2024, the Company wrote-off accrued interest by reversing interest income of $341 thousand and $1.6 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the six months ended June 30, 2024, the Company wrote off accrued interest of $435 thousand and $3.1 million in the Commercial and Personal Banking portfolios, respectively. For the three months ended June 30, 2023, the Company reversed interest income of $43 thousand and $1.1 million in the Commercial and Personal Banking portfolios, respectively, and in the six months ended June 30, 2023, reversed $77 thousand and $2.2 million in the Commercial and Personal Banking portfolios, respectively.

At June 30, 2024, loans of $3.6 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.9 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at June 30, 2024 and March 31, 2024 are discussed below.

Key Assumption	June 30, 2024	March 31, 2024

Overall economic forecast
•Economic growth expected to slightly cool with no significant rise in layoffs or unemployment rate
•Inflation expected to moderate
•Expectations the Federal Reserve will start cutting rates in September 2024

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
Forecasted macro-economic variables
•Unemployment rate ranges from 4.0% to 4.2% during the reasonable and supportable forecast period
•Real GDP growth ranges from 1.7% to 2.2%
•BBB corporate yield from 5.0% to 5.4%
•Housing Price Index from 321.2 to 327.1

•Unemployment rate ranges from 3.9% to 4.1% during the reasonable and supportable forecast period
•Real GDP growth ranges from 1.5% to 3.0%
•BBB corporate yield from 4.7% to 5.1%
•Housing Price Index from 312.1 to 316.6

Prepayment assumptions	Commercial loans •Pools ranging from 0% to 5% Personal banking loans •Ranging from 7.7% to 22.7% for most loan pools •Consumer credit cards 66.6%	Commercial loans •Pools ranging from 0% to 5% Personal banking loans •Ranging from 6.2% to 21.6% for most loan pools •Consumer credit cards 66.6%
Qualitative factors
Added qualitative factors related to:
•Changes in the composition of the loan portfolios
•Certain industries experiencing stress or emerging concerns within the portfolio
•Certain portfolios sensitive to unusually high rate of inflation and supply chain issues
•Loans downgraded to special mention, substandard, or non-accrual status
•Certain portfolios where the model assumptions do not capture all identified loss risk

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

The current forecast projects continued low unemployment. It is expected that the Federal Reserve will start cutting rates in September of 2024 and fiscal policy will be maintained.

Updated information on inflation and labor market trends could impact the Federal Reserve's decision on the timing and degree of rate reductions. The market's response to these events along with other economic, political, and social developments regionally, nationally, and even globally could significantly modify economic projections used in the estimation of the allowance for credit losses. The upcoming presidential election could result in policy changes that might also impact the estimation of the allowance for credit losses.

Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating the allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types, and may have offsetting impacts to other changing variables and inputs.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments for the three and six months ended June 30, 2024 and 2023, respectively, follows:

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$105,464	$55,001	$160,465	$108,201	$54,194	$162,395
Provision for credit losses on loans	2,367	5,482	7,849	(488)	15,284	14,796
Deductions:
Loans charged off	850	11,018	11,868	1,166	21,867	23,033
Less recoveries on loans	236	1,875	2,111	670	3,729	4,399
Net loan charge-offs (recoveries)	614	9,143	9,757	496	18,138	18,634
Balance June 30, 2024	$107,217	$51,340	$158,557	$107,217	$51,340	$158,557
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$21,636	$1,450	$23,086	$23,909	$1,337	$25,246
Provision for credit losses on unfunded lending commitments	(2,273)	(108)	(2,381)	(4,546)	5	(4,541)
Balance June 30, 2024	$19,363	$1,342	$20,705	$19,363	$1,342	$20,705
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$126,580	$52,682	$179,262	$126,580	$52,682	$179,262

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$108,615	$50,702	$159,317	$103,293	$46,843	$150,136
Provision for credit losses on loans	(546)	6,410	5,864	5,002	16,810	21,812
Deductions:
Loans charged off	307	8,531	8,838	599	17,287	17,886
Less recoveries on loans	262	2,080	2,342	328	4,295	4,623
Net loan charge-offs (recoveries)	45	6,451	6,496	271	12,992	13,263
Balance June 30, 2023	$108,024	$50,661	$158,685	$108,024	$50,661	$158,685
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$27,105	$1,523	$28,628	$31,743	$1,377	$33,120
Provision for credit losses on unfunded lending commitments	737	(130)	607	(3,901)	16	(3,885)
Balance June 30, 2023	$27,842	$1,393	$29,235	$27,842	$1,393	$29,235
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$135,866	$52,054	$187,920	$135,866	$52,054	$187,920

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2024 and December 31, 2023.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2024
Commercial:
Business	$6,088,607	$1,048	$565	$504	$6,090,724
Real estate – construction and land	1,396,097	418	—	—	1,396,515
Real estate – business	3,556,541	948	—	15,050	3,572,539
Personal Banking:
Real estate – personal	3,029,550	16,598	7,262	1,772	3,055,182
Consumer	2,099,967	43,084	2,558	—	2,145,609
Revolving home equity	326,461	2,184	759	1,977	331,381
Consumer credit card	552,432	7,071	7,422	—	566,925
Overdrafts	3,531	659	—	—	4,190
Total	$17,053,186	$72,010	$18,566	$19,303	$17,163,065
December 31, 2023
Commercial:
Business	$5,985,713	$29,087	$614	$3,622	$6,019,036
Real estate – construction and land	1,446,764	—	—	—	1,446,764
Real estate – business	3,714,579	4,582	85	60	3,719,306
Personal Banking:
Real estate – personal	2,999,988	14,841	9,559	1,653	3,026,041
Consumer	2,036,353	38,217	3,153	—	2,077,723
Revolving home equity	315,483	1,564	870	1,977	319,894
Consumer credit card	574,805	7,525	7,583	—	589,913
Overdrafts	6,553	249	—	—	6,802
Total	$17,080,238	$96,065	$21,864	$7,312	$17,205,479

At June 30, 2024, the Company had $2.5 million in non-accrual loans that had no allowance for credit loss, compared to $4.3 million in non-accrual loans that had no allowance for credit loss at December 31, 2023. The Company did not record any interest income on non-accrual loans during the six months ended June 30, 2024 and 2023, respectively.

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

The risk category of loans in the Commercial portfolio as of June 30, 2024 and December 31, 2023 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2024
Business
Risk Rating:
Pass	$691,447	$1,182,142	$735,569	$465,466	$205,221	$413,412	$2,208,477	$5,901,734
Special mention	693	10,765	8,356	21,365	382	2,331	21,935	65,827
Substandard	6,854	16,004	11,612	7,603	6,708	10,046	63,832	122,659
Non-accrual	58	48	1	—	—	397	—	504
Total Business:	$699,052	$1,208,959	$755,538	$494,434	$212,311	$426,186	$2,294,244	$6,090,724
Gross write-offs for the six months ended June 30, 2024	$200	$245	$40	$—	$—	$17	$664	$1,166
Real estate-construction
Risk Rating:
Pass	$119,192	$431,040	$578,818	$205,023	$3,495	$3,137	$38,393	$1,379,098
Substandard	—	—	17,417	—	—	—	—	17,417
Total Real estate-construction:	$119,192	$431,040	$596,235	$205,023	$3,495	$3,137	$38,393	$1,396,515
Gross write-offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Real estate-business
Risk Rating:
Pass	$331,315	$693,611	$819,487	$485,498	$425,513	$506,521	$112,621	$3,374,566
Special mention	1,911	35,785	26,311	15,250	1,032	1,088	—	81,377
Substandard	—	4,659	13,333	14,802	1,034	67,673	45	101,546
Non-accrual	—	—	—	—	15,024	26	—	15,050
Total Real estate-business:	$333,226	$734,055	$859,131	$515,550	$442,603	$575,308	$112,666	$3,572,539
Gross write-offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Commercial loans
Risk Rating:
Pass	$1,141,954	$2,306,793	$2,133,874	$1,155,987	$634,229	$923,070	$2,359,491	$10,655,398
Special mention	2,604	46,550	34,667	36,615	1,414	3,419	21,935	147,204
Substandard	6,854	20,663	42,362	22,405	7,742	77,719	63,877	241,622
Non-accrual	58	48	1	—	15,024	423	—	15,554
Total Commercial loans:	$1,151,470	$2,374,054	$2,210,904	$1,215,007	$658,409	$1,004,631	$2,445,303	$11,059,778
Gross write-offs for the six months ended June 30, 2024	$200	$245	$40	$—	$—	$17	$664	$1,166

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2023
Business
Risk Rating:
Pass	$1,609,685	$839,511	$555,991	$273,138	$215,988	$257,177	$2,096,108	$5,847,598
Special mention	19,639	3,412	19,489	643	412	2,485	43,054	89,134
Substandard	5,256	8,666	6,891	20,854	1,422	10,235	25,358	78,682
Non-accrual	—	130	1,184	—	—	2,308	—	3,622
Total Business:	$1,634,580	$851,719	$583,555	$294,635	$217,822	$272,205	$2,164,520	$6,019,036
Gross write-offs for the year ended December 31, 2023	$—	$2,260	$57	$41	$—	$—	$1,393	$3,751
Real estate-construction
Risk Rating:
Pass	$476,489	$579,933	$295,841	$41,418	$498	$2,834	$31,670	$1,428,683
Special mention	3,068	15,013	—	—	—	—	—	18,081
Total Real estate-construction:	$479,557	$594,946	$295,841	$41,418	$498	$2,834	$31,670	$1,446,764
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Real estate- business
Risk Rating:
Pass	$807,631	$1,063,189	$510,397	$433,030	$311,457	$325,738	$94,432	$3,545,874
Special mention	16,650	8,619	451	884	9,253	733	—	36,590
Substandard	2,952	18,463	27,914	17,430	11,636	58,387	—	136,782
Non-accrual	—	—	—	—	—	60	—	60
Total Real-estate business:	$827,233	$1,090,271	$538,762	$451,344	$332,346	$384,918	$94,432	$3,719,306
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$134	$—	$134
Commercial loans
Risk Rating:
Pass	$2,893,805	$2,482,633	$1,362,229	$747,586	$527,943	$585,749	$2,222,210	$10,822,155
Special mention	39,357	27,044	19,940	1,527	9,665	3,218	43,054	143,805
Substandard	8,208	27,129	34,805	38,284	13,058	68,622	25,358	215,464
Non-accrual	—	130	1,184	—	—	2,368	—	3,682
Total Commercial loans:	$2,941,370	$2,536,936	$1,418,158	$787,397	$550,666	$659,957	$2,290,622	$11,185,106
Gross write-offs for the year ended December 31, 2023	$—	$2,260	$57	$41	$—	$134	$1,393	$3,885

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of June 30, 2024 and December 31, 2023 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2024
Real estate-personal
Current to 90 days past due	$206,562	$417,333	$432,219	$511,454	$673,853	$795,433	$9,294	$3,046,148
Over 90 days past due	—	879	1,788	1,671	1,546	1,378	—	7,262
Non-accrual	—	548	113	112	—	999	—	1,772
Total Real estate-personal:	$206,562	$418,760	$434,120	$513,237	$675,399	$797,810	$9,294	$3,055,182
Gross write-offs for the six months ended June 30, 2024	$—	$30	$96	$—	$—	$3	$—	$129
Consumer
Current to 90 days past due	$247,306	$444,713	$283,806	$206,600	$97,422	$78,440	$784,764	$2,143,051
Over 90 days past due	93	347	333	144	92	362	1,187	2,558
Total Consumer:	$247,399	$445,060	$284,139	$206,744	$97,514	$78,802	$785,951	$2,145,609
Gross write-offs for the six months ended June 30, 2024	$14	$1,182	$1,246	$722	$253	$175	$1,240	$4,832
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$328,645	$328,645
Over 90 days past due	—	—	—	—	—	—	759	759
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$331,381	$331,381
Gross write-offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$559,503	$559,503
Over 90 days past due	—	—	—	—	—	—	7,422	7,422
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$566,925	$566,925
Gross write-offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$15,462	$15,462
Overdrafts
Current to 90 days past due	$4,190	$—	$—	$—	$—	$—	$—	$4,190
Total Overdrafts:	$4,190	$—	$—	$—	$—	$—	$—	$4,190
Gross write-offs for the six months ended June 30, 2024	$1,444	$—	$—	$—	$—	$—	$—	$1,444
Personal banking loans
Current to 90 days past due	$458,058	$862,046	$716,025	$718,054	$771,275	$873,873	$1,682,206	$6,081,537
Over 90 days past due	93	1,226	2,121	1,815	1,638	1,740	9,368	18,001
Non-accrual	—	548	113	112	—	999	1,977	3,749
Total Personal banking loans:	$458,151	$863,820	$718,259	$719,981	$772,913	$876,612	$1,693,551	$6,103,287
Gross write-offs for the six months ended June 30, 2024	$1,458	$1,212	$1,342	$722	$253	$178	$16,702	$21,867

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2023
Real estate-personal
Current to 90 days past due	$455,703	$452,153	$533,313	$711,442	$257,159	$596,439	$8,620	$3,014,829
Over 90 days past due	3,319	1,650	2,222	834	44	1,490	—	9,559
Non-accrual	—	261	167	—	157	1,068	—	1,653
Total Real estate-personal:	$459,022	$454,064	$535,702	$712,276	$257,360	$598,997	$8,620	$3,026,041
Gross write-offs for the year ended December 31, 2023	$—	$18	$—	$—	$—	$23	$—	$41
Consumer
Current to 90 days past due	$518,619	$340,104	$258,348	$127,208	$56,394	$51,302	$722,595	$2,074,570
Over 90 days past due	391	210	194	24	54	421	1,859	3,153
Total Consumer:	$519,010	$340,314	$258,542	$127,232	$56,448	$51,723	$724,454	$2,077,723
Gross write-offs for the year ended December 31, 2023	$926	$2,891	$1,939	$770	$376	$370	$1,051	$8,323
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$317,047	$317,047
Over 90 days past due	—	—	—	—	—	—	870	870
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$319,894	$319,894
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$11	$11
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$582,330	$582,330
Over 90 days past due	—	—	—	—	—	—	7,583	7,583
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$589,913	$589,913
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$24,105	$24,105
Overdrafts
Current to 90 days past due	$6,802	$—	$—	$—	$—	$—	$—	$6,802
Total Overdrafts:	$6,802	$—	$—	$—	$—	$—	$—	$6,802
Gross write-offs for the year ended December 31, 2023	$3,803	$—	$—	$—	$—	$—	$—	$3,803
Personal banking loans
Current to 90 days past due	$981,124	$792,257	$791,661	$838,650	$313,553	$647,741	$1,630,592	$5,995,578
Over 90 days past due	3,710	1,860	2,416	858	98	1,911	10,312	21,165
Non-accrual	—	261	167	—	157	1,068	1,977	3,630
Total Personal banking loans:	$984,834	$794,378	$794,244	$839,508	$313,808	$650,720	$1,642,881	$6,020,373
Gross write-offs for the year ended December 31, 2023	$4,729	$2,909	$1,939	$770	$376	$393	$25,167	$36,283

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2024 and December 31, 2023.

(In thousands)	Business Assets	Real Estate	Oil & Gas Assets	Total
June 30, 2024
Commercial:
Real estate - business	$—	$15,023	$—	$15,023
Personal Banking:
Real estate - personal	—	549	—	549
Revolving home equity	—	1,977	—	1,977
Total	$—	$17,549	$—	$17,549
December 31, 2023
Commercial:
Business	$1,183	$—	$1,238	$2,421
Personal Banking:
Revolving home equity	—	1,977	—	1,977
Total	$1,183	$1,977	$1,238	$4,398

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $170.1 million at June 30, 2024 and $168.9 million at December 31, 2023. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $220.5 million at June 30, 2024 and $211.3 million at December 31, 2023. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2024 and December 31, 2023 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2024
FICO score:
Under 600	2.1%	2.3%	2.0%	4.9%
600 - 659	2.3	4.1	2.9	12.0
660 - 719	7.3	12.8	10.5	29.3
720 - 779	21.6	24.2	23.4	26.7
780 and over	66.7	56.6	61.2	27.1
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2023
FICO score:
Under 600	2.0%	2.5%	1.9%	4.7%
600 - 659	2.3	4.3	3.3	12.1
660 - 719	8.5	12.9	10.9	29.2
720 - 779	21.9	28.2	22.4	27.0
780 and over	65.3	52.1	61.5	27.0
Total	100.0%	100.0%	100.0%	100.0%

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

The following tables present the amortized cost at June 30, 2024 of loans that were modified during the three and six months ended June 30, 2024 and the amortized cost of at June 30, 2023 of loans that were modified during the three and six months ended June 30, 2023.

	For the Three Months Ended June 30, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
June 30, 2024
Commercial:
Business	$19,335	$—	$—	$—	$—	$19,335	0.3%
Real estate – business	45,513	—	—	—	—	45,513	1.3
Personal Banking:
Real estate – personal	70	1,704	—	—	—	1,774	0.1
Consumer	—	—	30	—	44	74	—
Consumer credit card	—	—	1,124	—	—	1,124	0.2
Total	$64,918	$1,704	$1,154	$—	$44	$67,820	0.4%

	For the Six Months Ended June 30, 2024
June 30, 2024
Commercial:
Business	$30,575	$—	$—	$—	$—	$30,575	0.5%
Real estate – business	47,787	—	—	—	—	47,787	1.3
Personal Banking:
Real estate – personal	309	3,975	—	—	—	4,284	0.1
Consumer	—	—	58	—	44	102	—
Consumer credit card	—	—	1,958	—	—	1,958	0.3
Total	$78,671	$3,975	$2,016	$—	$44	$84,706	0.5%

	For the Three Months Ended June 30, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
June 30, 2023
Commercial:
Business	$17,097	$—	$—	$—	$—	$17,097	0.3%
Real estate – business	33,966	—	—	—	—	33,966	0.9
Personal Banking:
Real estate – personal	246	1,223	—	—	—	1,469	—
Consumer	31	18	8	—	—	57	—
Consumer credit card	—	—	731	224	—	955	0.2
Total	$51,340	$1,241	$739	$224	$—	$53,544	0.3%

	For the Six Months Ended June 30, 2023
June 30, 2023
Commercial:
Business	$18,193	$—	$—	$—	$—	$18,193	0.3%
Real estate – business	49,548	—	—	—	—	49,548	1.4
Personal Banking:
Real estate – personal	246	2,777	—	—	—	3,023	0.1
Consumer	31	75	21	—	55	182	—
Consumer credit card	—	—	1,299	487	—	1,786	0.3
Total	$68,018	$2,852	$1,320	$487	$55	$72,732	0.4%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three and six months ended June 30, 2024 and June 30, 2023.

Term Extension
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Commercial:
Business	Extended maturity by a weighted average of 6 months.	Extended maturity by a weighted average of 9 months.
Real estate – business	Extended maturity by a weighted average of 11 months.	Extended maturity by a weighted average of 12 months.
Personal Banking:
Real estate – personal	Extended maturity by a weighted average of 3 months.	Extended maturity by a weighted average of 7 months.
Consumer		Added 10 years to the life of loans.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Commercial:
Business	Extended maturity by a weighted average of 6 months.	Extended maturity by a weighted average of 9 months.
Real estate – business	Extended maturity by a weighted average of 10 months.	Extended maturity by a weighted average of 14 months.
Personal Banking:
Real estate – personal	Extended maturity by a weighted average of 6 months.	Extended maturity by a weighted average of 7 months.
Consumer		Added 10 years to the life of loans.

Payment Delay
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 4 years.	Deferred certain payments by a weighted average of 28 years.
Consumer		Deferred certain payments by a weighted average of 6 months.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Real estate – personal	Deferred certain payments by a weighted average of 6 years.	Deferred certain payments by a weighted average of 20 years.
Consumer		Deferred certain payments by a weighted average of 71 months.

Interest Rate Reduction
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Personal Banking:
Consumer	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.
Consumer credit card	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Personal Banking:
Consumer	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.
Consumer credit card	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.

Forgiveness of Interest/Fees
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Personal Banking:
Consumer credit card		Approximately $13 thousand of interest and fees forgiven.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Personal Banking:
Consumer credit card		Approximately $27 thousand of interest and fees forgiven.

The Company had commitments of $7.0 million and $28.4 million at June 30, 2024 and December 31, 2023, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at June 30, 2024 of loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2024 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at June 30, 2023 of loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2023 and had been modified on or after January 1, 2023 (the date we adopted ASU 2022-02). For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Three Months Ended June 30, 2024				For the Six Months Ended June 30, 2024
(Dollars in thousands)	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
June 30, 2024
Personal Banking:
Real estate – personal	$1,740	$—	$—	$1,740	$1,956	$—	$—	$1,956
Consumer	—	12	—	12	—	12	—	12
Consumer credit card	—	349	12	361	—	457	12	469
Total	$1,740	$361	$12	$2,113	$1,956	$469	$12	$2,437

	For the Three Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
(Dollars in thousands)	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
June 30, 2023
Personal Banking:
Real estate – personal	$779	$—	$—	$779	$779	$—	$—	$779
Consumer	—	6	—	6	—	11	—	11
Consumer credit card	—	67	78	145	—	111	78	189
Total	$779	$73	$78	$930	$779	$122	$78	$979

The following tables present the amortized cost basis at June 30, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months as well as the amortized cost basis at June 30, 2023 of loans to borrowers experiencing financial difficulty that had been modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through June 30, 2023.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
June 30, 2024
Commercial:
Business	$32,565	$—	$—	$32,565
Real estate – business	74,512	—	—	74,512
Personal Banking:
Real estate – personal	2,129	2,004	1,740	5,873
Consumer	172	1	12	185
Consumer credit card	2,337	478	321	3,136
Total	$111,715	$2,483	$2,073	$116,271

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
June 30, 2023
Commercial:
Business	$18,193	$—	$—	$18,193
Real estate – business	49,548	—	—	49,548
Personal Banking:
Real estate – personal	2,027	217	779	3,023
Consumer	169	7	6	182
Consumer credit card	1,205	436	145	1,786
Total	$71,142	$660	$930	$72,732

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At June 30, 2024, the fair value of these loans was $2.2 million, and the unpaid principal balance was $2.2 million.

The Company also designates certain student loan originations as held for sale. The borrowers are credit-worthy students who are attending colleges and universities. The loans are intended to be sold in the secondary market, and the Company maintains contracts with Sallie Mae to sell the loans within 210 days after the last disbursement to the student. These loans are carried at lower of cost or fair value, which at June 30, 2024 totaled $448 thousand.

At June 30, 2024, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $143 thousand and $270 thousand at June 30, 2024 and December 31, 2023, respectively, and included in those amounts were $143 thousand and $270 thousand at June 30, 2024 and December 31, 2023, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $2.2 million and $1.8 million at June 30, 2024 and December 31, 2023. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at June 30, 2024 and December 31, 2023.

(In thousands)	June 30, 2024	December 31, 2023
Available for sale debt securities	$8,534,271	$9,684,760
Trading debt securities	45,499	28,830
Equity securities:
Readily determinable fair value	47,804	5,723
No readily determinable fair value	65,780	6,978
Other:
Federal Reserve Bank stock	35,361	35,166
Federal Home Loan Bank stock	10,116	10,640
Private equity investments	178,321	176,667
Total investment securities (1)	$8,917,152	$9,948,764
(1)Accrued interest receivable totaled $26.4 million and $28.9 million at June 30, 2024 and December 31, 2023, respectively, and was included within other assets on the consolidated balance sheets.

Most of the Company’s investment securities are classified as available for sale debt securities, and this portfolio is discussed in more detail below. The Company’s equity securities are also discussed below. Other investment securities include Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock, and investments in portfolio concerns held by the Company’s private equity subsidiary. FRB stock and FHLB stock are held for debt and regulatory purposes. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the asset size of the borrowing bank and the level of borrowings from the FHLB. These holdings are carried at cost. The Company’s private equity investments are carried at estimated fair value.

Equity Securities
The Company’s equity securities portfolio includes common and preferred stock with readily determinable fair values as well as equity securities with no readily determinable fair value. The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. At March 31, 2024, this portfolio included the Company’s 823,447 shares of Visa Inc. (“Visa”) Class B-1 common stock (formerly Class B common stock), which were held by Commerce Bancshares, Inc. The Company’s Visa Class B-1 shares had a carrying value of zero at March 31, 2024, as there had not been observable price changes in orderly transactions for identical or similar investments of the same issuer.

On April 8, 2024, Visa announced the commencement of a public offering to permit the exchange of its Class B-1 common stock for a combination of shares of its Class B-2 common stock and its Class C common stock (“Exchange Offer”). The Company tendered all of its Visa Class B-1 shares pursuant to the Exchange Offer. On May 3, 2024, the Exchange Offer closed, and in exchange for its 823,447 shares of Visa Class B-1 common stock, the Company received 411,723 shares of Visa Class B-2 common stock (which will be convertible under certain circumstances, as further described below, into Visa’s publicly traded Class A common stock at an initial rate of 1.5875 shares of Class A common for each share of Class B-2 common stock, subject to adjustment) and 163,404 shares of Visa Class C common stock which will automatically convert into four shares of Visa's Class A common stock (subject to future adjustments for any stock splits, recapitalizations or similar transactions) upon any transfer to a person other than a Visa member or an affiliate of a Visa member.

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

As a result of the exchange, the Company elected the measurement alternative approach for its Visa Class C common stock and marked the stock to fair value, recording a gain based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock. During the second quarter of 2024, the Company sold 436 thousand shares of Visa Class A common stock at an average price of $274.91, resulting in proceeds of $119.8 million. The Company’s remaining 54 thousand Visa Class C shares had a fair value of $57.2 million at June 30, 2024, and are subject to limited transfer restrictions that end on August 1, 2024. These shares are expected to continue to be marked to fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa. The Company’s Visa Class B-2 common stock will continue to be carried at cost of $0 as the Company elected the measurement alternative approach for these shares as well, and there are not observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa Class B-2 shares held by the Company.

Changes in equity investments with no readily determinable fair value for each period were as follows:

	Three Months Ended June 30	Six Months Ended June 30
(In thousands)	2024	2024
Balance at beginning of period	$6,988	$6,978
Observable upward price adjustments	178,227	178,227
Observable downward price adjustments	—	—
Impairment charges	—	—
Sales of securities and other activity	(119,435)	(119,425)
Balance at end of period	$65,780	$65,780

Net gains and losses for the Company's equity securities portfolio for each period were as follows:

	Three Months Ended June 30	Six Months Ended June 30
(In thousands)	2024	2024
Net gains (losses) recognized during the period on equity securities	$178,164	$178,306
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(119,987)	(119,987)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$58,177	$58,319

Available for sale debt securities portfolio

The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of June 30, 2024 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$363,629	$361,547
After 1 but within 5 years	899,769	888,270
After 5 but within 10 years	397,826	388,010
Total U.S. government and federal agency obligations	1,661,224	1,637,827
Government-sponsored enterprise obligations:
After 5 but within 10 years	4,935	4,453
After 10 years	50,694	38,686
Total government-sponsored enterprise obligations	55,629	43,139
State and municipal obligations:
Within 1 year	70,356	69,154
After 1 but within 5 years	363,730	336,379
After 5 but within 10 years	311,520	269,379
After 10 years	124,318	101,071
Total state and municipal obligations	869,924	775,983
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,411,594	3,630,296
Non-agency mortgage-backed securities	729,009	646,357
Asset-backed securities	1,646,667	1,583,747
Total mortgage and asset-backed securities	6,787,270	5,860,400
Other debt securities:
Within 1 year	79,974	78,505
After 1 but within 5 years	69,711	65,103
After 5 but within 10 years	71,052	61,691
After 10 years	13,260	11,623
Total other debt securities	233,997	216,922
Total available for sale debt securities	$9,608,044	$8,534,271

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $399.7 million, at fair value, at June 30, 2024. Interest earned on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At June 30, 2024, the fair value of securities on this watch list was $1.8 billion compared to $1.2 billion at December 31, 2023. Almost all of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the significant increase in interest rates and were analyzed outside of the cash flow model. At June 30, 2024, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of June 30, 2024, the Company did not identify any securities for which a credit loss exists, and for the six months ended June 30, 2024 and 2023, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At June 30, 2024, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
U.S. government and federal agency obligations	$647,825	$2,025	$509,058	$23,119	$1,156,883	$25,144
Government-sponsored enterprise obligations	—	—	43,139	12,490	43,139	12,490
State and municipal obligations	9,885	735	763,769	93,213	773,654	93,948
Mortgage and asset-backed securities:
Agency mortgage-backed securities	636	5	3,604,732	781,585	3,605,368	781,590
Non-agency mortgage-backed securities	—	—	641,907	82,800	641,907	82,800
Asset-backed securities	—	—	1,544,995	62,995	1,544,995	62,995
Total mortgage and asset-backed securities	636	5	5,791,634	927,380	5,792,270	927,385
Other debt securities	—	—	216,922	17,075	216,922	17,075
Total	$658,346	$2,765	$7,324,522	$1,073,277	$7,982,868	$1,076,042
December 31, 2023
U.S. government and federal agency obligations	$51,585	$809	$714,400	$24,025	$765,985	$24,834
Government-sponsored enterprise obligations	—	—	43,962	11,696	43,962	11,696
State and municipal obligations	24,022	760	1,167,607	148,478	1,191,629	149,238
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,382	59	3,875,432	720,649	3,879,814	720,708
Non-agency mortgage-backed securities	—	—	1,152,045	173,526	1,152,045	173,526
Asset-backed securities	19,086	156	2,081,293	93,076	2,100,379	93,232
Total mortgage and asset-backed securities	23,468	215	7,108,770	987,251	7,132,238	987,466
Other debt securities	—	—	460,136	47,250	460,136	47,250
Total	$99,075	$1,784	$9,494,875	$1,218,700	$9,593,950	$1,220,484

The entire available for sale debt portfolio included $8.0 billion of securities that were in a loss position at June 30, 2024, compared to $9.6 billion at December 31, 2023.  The total amount of unrealized loss on these securities was $1.1 billion at June 30, 2024, a decrease of $144.4 million compared to the unrealized loss at December 31, 2023.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at June 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
U.S. government and federal agency obligations	$1,661,224	$1,747	$(25,144)	$—	$1,637,827
Government-sponsored enterprise obligations	55,629	—	(12,490)	—	43,139
State and municipal obligations	869,924	7	(93,948)	—	775,983
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,411,594	292	(781,590)	—	3,630,296
Non-agency mortgage-backed securities	729,009	148	(82,800)	—	646,357
Asset-backed securities	1,646,667	75	(62,995)	—	1,583,747
Total mortgage and asset-backed securities	6,787,270	515	(927,385)	—	5,860,400
Other debt securities	233,997	—	(17,075)	—	216,922
Total	$9,608,044	$2,269	$(1,076,042)	$—	$8,534,271
December 31, 2023
U.S. government and federal agency obligations	$841,267	$81	$(24,834)	$—	$816,514
Government-sponsored enterprise obligations	55,658	—	(11,696)	—	43,962
State and municipal obligations	1,346,633	24	(149,238)	—	1,197,419
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,621,821	233	(720,708)	—	3,901,346
Non-agency mortgage-backed securities	1,331,288	136	(173,526)	—	1,157,898
Asset-backed securities	2,200,712	5	(93,232)	—	2,107,485
Total mortgage and asset-backed securities	8,153,821	374	(987,466)	—	7,166,729
Other debt securities	507,386	—	(47,250)	—	460,136
Total	$10,904,765	$479	$(1,220,484)	$—	$9,684,760

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2024	2023
Proceeds from sales of securities:
Available for sale debt securities	$1,015,845	$1,101,782
Equity securities	120,012	—
Other investments	21,319	28,754
Total proceeds	$1,157,176	$1,130,536

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$—	$143
Losses realized on sales	(187,543)	(8,587)
Equity securities:
Gains (losses) on equity securities, net	178,306	(690)
Other:
Gains realized on sales	956	879
Losses realized on sales	(1,522)	—
Fair value adjustments, net	12,777	11,341
Total investment securities gains (losses), net	$2,974	$3,086

Net gains on investment securities for the six months ended June 30, 2024 were mainly comprised of net gains of $178.3 million on equity investments and net gains in fair value of $12.8 million recorded on private equity investments. These gains were largely offset by net losses of $187.5 million on sales of available for sale securities.

Subsequent to the successful close of the Exchange Offer in early May 2024, the Company approved and executed a plan to reposition a portion of its available for sale debt securities portfolio through the sale of securities with an amortized cost of $1.2 billion. The securities that the Company sold had a yield of approximately 2.1%, which resulted in a loss of $179.1 million, and the Company reinvested $928.8 million of the proceeds into U.S. Treasury securities yielding approximately 4.6%.

Pledged securities

At June 30, 2024, securities totaling $6.5 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $7.5 billion at December 31, 2023. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2024				December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(5,198)	$—	$352	$5,550	$(5,092)	$—	$458
Mortgage servicing rights	13,559	(3,710)	—	9,849	13,723	(3,602)	—	10,121
Total	$19,109	$(8,908)	$—	$10,201	$19,273	$(8,694)	$—	$10,579

Aggregate amortization expense on intangible assets was $320 thousand and $353 thousand for the three month periods ended June 30, 2024 and 2023, respectively, and $651 thousand and $709 thousand for the six month periods ended June 30, 2024 and 2023, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2024. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2024	$1,279
2025	1,175
2026	1,025
2027	884
2028	768

Changes in the carrying amount of goodwill and other intangible assets for the six month period ended June 30, 2024 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2024	$146,539	$3,600	$458	$10,121
Originations, net of disposals	—	—	—	273
Amortization	—	—	(106)	(545)
Balance June 30, 2024	$146,539	$3,600	$352	$9,849

Goodwill allocated to the Company’s operating segments at June 30, 2024 and December 31, 2023 is shown below.

(In thousands)	June 30, 2024	December 31, 2023
Consumer segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	746	746
Total goodwill	$146,539	$146,539

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2024, that net liability was $3.6 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $633.6 million at June 30, 2024.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2024, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 15 years. At June 30, 2024, the fair value of the Company's guarantee liabilities for RPAs was $83 thousand, and the notional amount of the underlying swaps was $455.7 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 1 month to 14 years.

The following table provides the components of lease income.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2024	2023	2024	2023
Direct financing and sales-type leases	$9,043	$7,541	$18,055	$14,296
Operating leases(a)	4,260	3,483	8,392	5,816
Total lease income	$13,303	$11,024	$26,447	$20,112
(a) Includes rent from Tower Properties Company, a related party, of $19 thousand for both of the three month periods ended June 30, 2024 and 2023, and $38 thousand for both the six month periods ended June 30, 2024 and 2023.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
Service cost	$96	$116	$193	$232
Interest cost on projected benefit obligation	1,113	1,157	2,225	2,315
Expected return on plan assets	(1,019)	(1,001)	(2,038)	(2,002)
Amortization of prior service cost	(46)	(68)	(91)	(135)
Amortization of unrecognized net loss	282	427	562	854
Net periodic pension cost	$426	$631	$851	$1,264

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first six months of 2024, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2024	2023	2024	2023
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$139,553	$127,789	$252,216	$247,241
Less income allocated to nonvested restricted stock	1,313	1,128	2,357	2,184
Net income allocated to common stock	$138,240	$126,661	$249,859	$245,057
Weighted average common shares outstanding	128,458	130,079	128,750	130,141
Basic income per common share	$1.07	$.97	$1.94	$1.88
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$139,553	$127,789	$252,216	$247,241
Less income allocated to nonvested restricted stock	1,312	1,128	2,355	2,182
Net income allocated to common stock	$138,241	$126,661	$249,861	$245,059
Weighted average common shares outstanding	128,458	130,079	128,750	130,141
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	153	129	148	198
Weighted average diluted common shares outstanding	128,611	130,208	128,898	130,339
Diluted income per common share	$1.07	$.97	$1.93	$1.88

Unexercised stock appreciation rights of 411 thousand and 450 thousand for the three month periods ended June 30, 2024 and 2023, respectively, and 382 thousand and 277 thousand for the six month periods ended June 30, 2024 and 2023, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2024	$(915,001)	$(13,596)	$37,185	$(891,412)
Other comprehensive income (loss) before reclassifications to current earnings	(41,310)	—	(29,367)	(70,677)
Amounts reclassified to current earnings from accumulated other comprehensive income	187,543	471	(5,877)	182,137
Current period other comprehensive income (loss), before tax	146,233	471	(35,244)	111,460
Income tax (expense) benefit	(36,558)	(118)	8,811	(27,865)
Current period other comprehensive income (loss), net of tax	109,675	353	(26,433)	83,595
Balance June 30, 2024	$(805,326)	$(13,243)	$10,752	$(807,817)
Balance January 1, 2023	$(1,124,915)	$(17,186)	$55,237	$(1,086,864)
Other comprehensive income (loss) before reclassifications to current earnings	72,335	—	(5,523)	66,812
Amounts reclassified to current earnings from accumulated other comprehensive income	8,444	719	(8,549)	614
Current period other comprehensive income (loss), before tax	80,779	719	(14,072)	67,426
Income tax (expense) benefit	(20,195)	(180)	3,518	(16,857)
Current period other comprehensive income (loss), net of tax	60,584	539	(10,554)	50,569
Balance June 30, 2023	$(1,064,331)	$(16,647)	$44,683	$(1,036,295)
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

10. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 140 locations.  This segment also includes indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment also includes both merchant and commercial bank card products as well as the Commercial Tradable Products division, which sells fixed income securities, underwrites municipal bonds, and provides securities safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.

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

(In thousands)	Consumer	Commercial	Wealth	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2024
Net interest income	$124,715	$125,189	$21,269	$(8,924)	$262,249
Provision for credit losses	(9,037)	(725)	3	4,291	(5,468)
Non-interest income	26,000	65,152	59,600	1,492	152,244
Investment securities gains (losses), net	—	—	—	3,233	3,233
Non-interest expense	(81,882)	(99,218)	(38,902)	(12,212)	(232,214)
Income before income taxes	$59,796	$90,398	$41,970	$(12,120)	$180,044
Six Months Ended June 30, 2024
Net interest income	$254,391	$251,876	$45,424	$(40,443)	$511,248
Provision for credit losses	(17,925)	(766)	4	8,432	(10,255)
Non-interest income	50,335	128,954	117,999	3,804	301,092
Investment securities gains (losses), net	—	—	—	2,974	2,974
Non-interest expense	(162,526)	(199,574)	(78,453)	(37,358)	(477,911)
Income before income taxes	$124,275	$180,490	$84,974	$(62,591)	$327,148
Three Months Ended June 30, 2023
Net interest income	$141,235	$128,018	$25,393	$(45,108)	$249,538
Provision for loan losses	(6,430)	(90)	—	49	(6,471)
Non-interest income	25,531	64,769	54,513	2,792	147,605
Investment securities gains (losses), net	—	—	—	3,392	3,392
Non-interest expense	(83,312)	(98,409)	(40,522)	(5,368)	(227,611)
Income before income taxes	$77,024	$94,288	$39,384	$(44,243)	$166,453
Six Months Ended June 30, 2023
Net interest income	$285,695	$265,145	$53,418	$(103,097)	$501,161
Provision for credit losses	(12,736)	(483)	(13)	(4,695)	(17,927)
Non-interest income	49,834	123,093	107,457	4,833	285,217
Investment securities gains (losses), net	—	—	—	3,086	3,086
Non-interest expense	(160,682)	(192,094)	(80,107)	(18,835)	(451,718)
Income before income taxes	$162,111	$195,661	$80,755	$(118,708)	$319,819

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

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for credit losses in this category contains the difference between net loan charge-offs assigned directly to the segments and the recorded provision for credit loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment. Additionally, in 2023, interest expense on the Company's brokered certificates of deposit was included in this column, as the Company's brokered certificates of deposit were not allocated to a segment. There were no brokered certificates of deposit in 2024.

The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments' financial condition and results of operations if they were independent entities.

11. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. The Company's derivatives are accounted for as freestanding derivatives, and with the exception of the interest rate floors, changes in their fair value are recorded in current earnings.

(In thousands)	June 30, 2024	December 31, 2023
Interest rate swaps	$2,300,300	$2,166,393
Interest rate floors	2,000,000	2,000,000
Interest rate caps	267,447	336,682
Credit risk participation agreements	676,506	653,887
Foreign exchange contracts	33,042	30,401
Mortgage loan commitments	7,252	3,004
Mortgage loan forward sale contracts	717	1,349
Forward TBA contracts	7,500	3,000
Total notional amount	$5,292,764	$5,194,716

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

As of June 30, 2024, the Company held four interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.0 billion and are forward-starting. Each of the four interest rate floors has a six-year term and a notional amount of $500.0 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031

The premium paid for the floors totaled $90.2 million. The maximum length of time over which the Company is hedging its exposure to lower rates is approximately 7 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of June 30, 2024, net deferred losses on the interest rate floors totaled $25.8 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of June 30, 2024, it is expected that $10.7 million

(pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of June 30, 2024, the total realized gains on the monetized cash flow hedges remaining in AOCI was $40.1 million (pre-tax), which will be reclassified into interest income over the next 2.5 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at June 30, 2024 that is expected to be reclassified into income within the next 12 months is $21.2 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis on its consolidated balance sheets, and these are reported in other assets and other liabilities. In prior years, certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swap. There was no reduction to positive or negative fair values of cleared swaps at June 30, 2024 and December 31, 2023.

	Asset Derivatives		Liability Derivatives
	June 30, 2024	Dec. 31, 2023	June 30, 2024	Dec. 31, 2023
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$49,593	$78,960	$—	$—
Total derivatives designated as hedging instruments	$49,593	$78,960	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$36,149	$35,816	$(36,149)	$(35,816)
Interest rate caps	392	1,391	(392)	(1,391)
Credit risk participation agreements	57	77	(83)	(194)
Foreign exchange contracts	359	534	(282)	(479)
Mortgage loan commitments	141	89	—	(1)
Mortgage loan forward sale contracts	8	8	—	—
Forward TBA contracts	10	1	(9)	(18)
Total derivatives not designated as hedging instruments	$37,116	$37,916	$(36,915)	$(37,899)
Total	$86,709	$116,876	$(36,915)	$(37,899)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended June 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$(6,502)	$(131)	$(6,371)	Interest and fees on loans	$2,888	$7,098	$(4,210)
Total	$(6,502)	$(131)	$(6,371)	Total	$2,888	$7,098	$(4,210)
For the Six Months Ended June 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$(29,367)	$(10,108)	$(19,259)	Interest and fees on loans	$5,877	$14,297	$(8,420)
Total	$(29,367)	$(10,108)	$(19,259)	Total	$5,877	$14,297	$(8,420)
For the Three Months Ended June 30, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(14,748)	$—	$(14,748)	Interest and fees on loans	$4,165	$7,455	$(3,290)
Total	$(14,748)	$—	$(14,748)	Total	$4,165	$7,455	$(3,290)
For the Six Months Ended June 30, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(5,523)	$—	$(5,523)	Interest and fees on loans	$8,550	$14,899	$(6,349)
Total	$(5,523)	$—	$(5,523)	Total	$8,550	$14,899	$(6,349)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2024	2023	2024	2023
Derivative instruments:
Interest rate swaps	Other non-interest income	$1,197	$1,873	$1,323	$2,496
Credit risk participation agreements	Other non-interest income	(240)	3	(214)	(16)
Foreign exchange contracts	Other non-interest income	(17)	(9)	21	(29)
Mortgage loan commitments	Loan fees and sales	38	(19)	53	58
Mortgage loan forward sale contracts	Loan fees and sales	8	1	—	—
Forward TBA contracts	Loan fees and sales	8	49	14	50
Total		$994	$1,898	$1,197	$2,559

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
June 30, 2024
Assets:
Derivatives subject to master netting agreements	$86,398	$—	$86,398	$(2,479)	$(81,090)	$2,829
Derivatives not subject to master netting agreements	311	—	311
Total derivatives	$86,709	$—	$86,709
Liabilities:
Derivatives subject to master netting agreements	$36,628	$—	$36,628	$(2,479)	$—	$34,149
Derivatives not subject to master netting agreements	287	—	287
Total derivatives	$36,915	$—	$36,915
December 31, 2023
Assets:
Derivatives subject to master netting agreements	$116,702	$—	$116,702	$(3,930)	$(107,492)	$5,280
Derivatives not subject to master netting agreements	174	—	174
Total derivatives	$116,876	$—	$116,876
Liabilities:
Derivatives subject to master netting agreements	$37,300	$—	$37,300	$(3,930)	$—	$33,370
Derivatives not subject to master netting agreements	599	—	599
Total derivatives	$37,899	$—	$37,899

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
June 30, 2024
Total resale agreements, subject to master netting arrangements	$475,000	$—	$475,000	$—	$(475,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,296,679	—	2,296,679	—	(2,296,679)	—
December 31, 2023
Total resale agreements, subject to master netting arrangements	$450,000	$—	$450,000	$—	$(450,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,647,510	—	2,647,510	—	(2,647,510)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2024 and December 31, 2023, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2024
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$121,800	$—	$—	$121,800
Government-sponsored enterprise obligations	8,612	—	—	8,612
Agency mortgage-backed securities	1,576,128	4,800	22,950	1,603,878
Non-agency mortgage-backed securities	10,028	—	—	10,028
Asset-backed securities	420,578	17,800	30,077	468,455
Other debt securities	83,906	—	—	83,906
Total repurchase agreements, gross amount recognized	$2,221,052	$22,600	$53,027	$2,296,679
December 31, 2023
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$170,293	$—	$—	$170,293
Government-sponsored enterprise obligations	8,749	—	—	8,749
Agency mortgage-backed securities	1,833,840	27,264	17,200	1,878,304
Non-agency mortgage-backed securities	10,566	—	—	10,566
Asset-backed securities	516,726	9,606	20,000	546,332
Other debt securities	33,265	—	—	33,265
Total repurchase agreements, gross amount recognized	$2,573,439	$36,870	$37,200	$2,647,509

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $4.2 million and $3.9 million in the three months ended June 30, 2024 and 2023 respectively, and $8.5 million and $8.3 million in the six months ended June 30, 2024 and 2023, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2024, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,166,335	$58.48
Granted	322,088	52.03
Vested	(250,127)	52.21
Forfeited	(27,582)	59.87
Nonvested at June 30, 2024	1,210,714	$58.03

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

Weighted per share average fair value at grant date	$14.88
Assumptions:
Dividend yield	2.1%
Volatility	29.3%
Risk-free interest rate	4.2%
Expected term	6.0 years

A summary of SAR activity during the first six months of 2024 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,023,321	$47.10
Granted	117,974	52.00
Forfeited	(5,012)	59.54
Expired	(6,756)	49.94
Exercised	(67,213)	31.76
Outstanding at June 30, 2024	1,062,314	$48.54	5.1 years	$9,679

14. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the six months ended June 30, 2024, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
Trust fees	$52,291	$47,265	$103,396	$92,593
Bank card transaction fees	47,477	49,725	94,407	96,379
Deposit account charges and other fees	25,325	22,633	49,476	44,385
Consumer brokerage services	4,478	4,677	8,886	9,762
Other non-interest income	12,325	9,486	22,841	17,825
Total non-interest income from contracts with customers	141,896	133,786	279,006	260,944
Other non-interest income (1)	10,348	13,819	22,086	24,273
Total non-interest income	$152,244	$147,605	$301,092	$285,217
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

The following table presents the opening and closing receivable balances for the six month periods ended June 30, 2024 and 2023 for the Company’s significant revenue from contracts with customers.

(In thousands)	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Bank card transaction fees	$15,824	$18,069	$16,321	$17,254
Trust fees	2,174	1,764	1,984	2,038
Deposit account charges and other fees	7,366	6,588	6,488	6,631
Consumer brokerage services	—	8	637	949

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the June 30, 2024 and December 31, 2023 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2024 or the year ended December 31, 2023.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Assets:
Residential mortgage loans held for sale	$2,186	$—	$2,186	$—
Available for sale debt securities:
U.S. government and federal agency obligations	1,637,827	1,637,827	—	—
Government-sponsored enterprise obligations	43,139	—	43,139	—
State and municipal obligations	775,983	—	775,030	953
Agency mortgage-backed securities	3,630,296	—	3,630,296	—
Non-agency mortgage-backed securities	646,357	—	646,357	—
Asset-backed securities	1,583,747	—	1,583,747	—
Other debt securities	216,922	—	216,922	—
Trading debt securities	45,499	—	45,499	—
Equity securities	47,804	47,804	—	—
Private equity investments	178,321	—	—	178,321
Derivatives *	86,709	—	86,511	198
Assets held in trust for deferred compensation plan	21,550	21,550	—	—
Total assets	8,916,340	1,707,181	7,029,687	179,472
Liabilities:
Derivatives *	36,915	—	36,832	83
Liabilities held in trust for deferred compensation plan	21,550	21,550	—	—
Total liabilities	$58,465	$21,550	$36,832	$83
December 31, 2023
Assets:
Residential mortgage loans held for sale	$1,585	$—	$1,585	$—
Available for sale debt securities:
U.S. government and federal agency obligations	816,514	816,514	—	—
Government-sponsored enterprise obligations	43,962	—	43,962	—
State and municipal obligations	1,197,419	—	1,196,472	947
Agency mortgage-backed securities	3,901,346	—	3,901,346	—
Non-agency mortgage-backed securities	1,157,898	—	1,157,898	—
Asset-backed securities	2,107,485	—	2,107,485	—
Other debt securities	460,136	—	460,136	—
Trading debt securities	28,830	—	28,830	—
Equity securities	5,723	5,723	—	—
Private equity investments	176,667	—	—	176,667
Derivatives *	116,876	—	116,710	166
Assets held in trust for deferred compensation plan	20,538	20,538	—	—
Total assets	10,034,979	842,775	9,014,424	177,780
Liabilities:
Derivatives *	37,899	—	37,704	195
Liabilities held in trust for deferred compensation plan	20,538	20,538	—	—
Total liabilities	$58,437	$20,538	$37,704	$195
* The fair value of each class of derivative is shown in Note 11.

The changes in the Company's Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended June 30, 2024
Balance March 31, 2024	$956	$183,706	$184,662
Total gains or losses (realized/unrealized):
Included in earnings	—	5,677	5,677
Included in other comprehensive income *	(4)	—	(4)
Discount accretion	1	—	1
Purchases of private equity investments	—	1,470	1,470
Sale/pay down of private equity investments	—	(12,564)	(12,564)
Capitalized interest/dividends	—	32	32
Balance at June 30, 2024	$953	$178,321	$179,274
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024	$—	$5,677	$5,677
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024	$(4)	$—	$(4)
For the six months ended June 30, 2024
Balance January 1, 2024	$947	$176,667	$177,614
Total gains or losses (realized/unrealized):
Included in earnings	—	12,777	12,777
Included in other comprehensive income *	5	—	5
Discount accretion	1	—	1
Purchases of private equity investments	—	10,947	10,947
Sale/pay down of private equity investments	—	(21,964)	(21,964)
Capitalized interest/dividends	—	(106)	(106)
Balance at June 30, 2024	$953	$178,321	$179,274
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024	$—	$11,002	$11,002
*Total gains or losses for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024	$5	$—	$5

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended June 30, 2023
Balance at March 31, 2023	$914	$163,418	$164,332
Total gains or losses (realized/unrealized):
Included in earnings	—	9,090	9,090
Included in other comprehensive income *	5	—	5
Discount accretion	1	—	1
Purchases of private equity investments	—	224	224
Balance at June 30, 2023	$920	$172,732	$173,652
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$—	$9,090	$9,090
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$5	$—	$5
For the six months ended June 30, 2023
Balance January 1, 2023	$1,841	$178,127	$179,968
Total gains or losses (realized/unrealized):
Included in earnings	—	11,341	11,341
Included in other comprehensive income *	31	—	31
Investment securities called	(1,000)	—	(1,000)
Discount accretion	48	—	48
Purchases of private equity investments	—	10,756	10,756
Sale/pay down of private equity investments	—	(27,492)	(27,492)
Balance at June 30, 2023	$920	$172,732	$173,652
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$—	$11,341	$11,341
*Total gains or losses for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$10	$—	$10
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Company's Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Investment Securities Gains (Losses), Net
For the three months ended June 30, 2024
Total gains or losses included in earnings	$5,677
Change in unrealized gains or losses relating to assets still held at June 30, 2024	$5,677
For the six months ended June 30, 2024
Total gains or losses included in earnings	$12,777
Change in unrealized gains or losses relating to assets still held at June 30, 2024	$11,002
For the three months ended June 30, 2023
Total gains or losses included in earnings	$9,090
Change in unrealized gains or losses relating to assets still held at June 30, 2023	$9,090
For the six months ended June 30, 2023
Total gains or losses included in earnings	$11,341
Change in unrealized gains or losses relating to assets still held at June 30, 2023	$11,341

Level 3 Inputs
The Company's Level 3 measurements at June 30, 2024, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	3.5	-	7.5	5.2
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first six months of 2024 and 2023, and still held as of June 30, 2024 and 2023, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2024 and 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2024
Collateral dependent loans	$15,081	$—	$—	$15,081	$(2,850)
Equity securities	58,376	—	57,185	1,191	58,241

June 30, 2023
Collateral dependent loans	$1,647	$—	$—	$1,647	$588

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2024 and December 31, 2023:

	Carrying Amount	Estimated Fair Value at June 30, 2024
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,090,724	$—	$—	$5,949,560	$5,949,560
Real estate - construction and land	1,396,515	—	—	1,369,734	1,369,734
Real estate - business	3,572,539	—	—	3,449,075	3,449,075
Real estate - personal	3,055,182	—	—	2,588,478	2,588,478
Consumer	2,145,609	—	—	2,096,790	2,096,790
Revolving home equity	331,381	—	—	328,442	328,442
Consumer credit card	566,925	—	—	523,830	523,830
Overdrafts	4,190	—	—	4,077	4,077
Total loans	17,163,065	—	—	16,309,986	16,309,986
Loans held for sale	2,930	—	2,930	—	2,930
Investment securities	8,851,372	1,685,631	6,940,990	224,751	8,851,372
Securities purchased under agreements to resell	475,000	—	—	471,259	471,259
Interest earning deposits with banks	2,215,057	2,215,057	—	—	2,215,057
Cash and due from banks	329,692	329,692	—	—	329,692
Derivative instruments	86,709	—	86,511	198	86,709
Assets held in trust for deferred compensation plan	21,550	21,550	—	—	21,550
Total	$29,145,375	$4,251,930	$7,030,431	$17,006,194	$28,288,555
Financial Liabilities
Non-interest bearing deposits	$7,492,751	$7,492,751	$—	$—	$7,492,751
Savings, interest checking and money market deposits	14,367,710	14,367,710	—	—	14,367,710
Certificates of deposit	2,418,799	—	—	2,454,596	2,454,596
Federal funds purchased	254,720	254,720	—	—	254,720
Securities sold under agreements to repurchase	2,296,679	—	—	2,299,857	2,299,857
Other borrowings	3,956	—	3,956	—	3,956
Derivative instruments	36,915	—	36,832	83	36,915
Liabilities held in trust for deferred compensation plan	21,550	21,550	—	—	21,550
Total	$26,893,080	$22,136,731	$40,788	$4,754,536	$26,932,055

	Carrying Amount	Estimated Fair Value at December 31, 2023
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,019,036	$—	$—	$5,873,549	$5,873,549
Real estate - construction and land	1,446,764	—	—	1,420,522	1,420,522
Real estate - business	3,719,306	—	—	3,594,834	3,594,834
Real estate - personal	3,026,041	—	—	2,568,026	2,568,026
Consumer	2,077,723	—	—	2,016,334	2,016,334
Revolving home equity	319,894	—	—	317,013	317,013
Consumer credit card	589,913	—	—	550,464	550,464
Overdrafts	6,802	—	—	6,649	6,649
Total loans	17,205,479	—	—	16,347,391	16,347,391
Loans held for sale	4,177	—	4,177	—	4,177
Investment securities	9,941,786	822,237	8,896,129	223,420	9,941,786
Federal funds sold	5,025	5,025	—	—	5,025
Securities purchased under agreements to resell	450,000	—	—	444,448	444,448
Interest earning deposits with banks	2,239,010	2,239,010	—	—	2,239,010
Cash and due from banks	443,147	443,147	—	—	443,147
Derivative instruments	116,876	—	116,710	166	116,876
Assets held in trust for deferred compensation plan	20,538	20,538	—	—	20,538
Total	$30,426,038	$3,529,957	$9,017,016	$17,015,425	$29,562,398
Financial Liabilities
Non-interest bearing deposits	$7,975,935	$7,975,935	$—	$—	$7,975,935
Savings, interest checking and money market deposits	14,512,273	14,512,273	—	—	14,512,273
Certificates of deposit	2,875,690	—	—	2,916,627	2,916,627
Federal funds purchased	261,305	261,305	—	—	261,305
Securities sold under agreements to repurchase	2,647,510	—	—	2,650,951	2,650,951
Other borrowings	1,366	—	1,366	—	1,366
Derivative instruments	37,899	—	37,704	195	37,899
Liabilities held in trust for deferred compensation plan	20,538	20,538	—	—	20,538
Total	$28,332,516	$22,770,051	$39,070	$5,567,773	$28,376,894

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at June 30, 2024, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2023 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Annual Report on Form 10-K. During the quarter ended June 30, 2024, there were no material changes to the Risk Factors disclosed in the Company's 2023 Annual Report on Form 10-K.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2024	2023		2024	2023
Per Share Data
Net income per common share — basic	$1.07	$.97	*	$1.94	$1.88	*
Net income per common share — diluted	1.07	.97	*	1.93	1.88	*
Cash dividends on common stock	.270	.257	*	.540	.514	*
Book value per common share				24.48	20.50	*
Market price				55.78	46.38	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	70.73%	66.15%		70.30%	65.57%
Non-interest bearing deposits to total deposits	30.05	32.63		30.01	34.35
Equity to loans (1)	17.64	16.35		17.44	16.05
Equity to deposits	12.48	10.81		12.26	10.52
Equity to total assets	10.02	8.29		9.82	8.26
Return on total assets	1.86	1.56		1.67	1.55
Return on equity	18.52	18.81		16.98	18.78
(Based on end-of-period data)
Non-interest income to revenue (2)	36.73	37.17		37.06	36.27
Efficiency ratio (3)	55.95	57.22		58.75	57.35
Tier I common risk-based capital ratio				16.19	14.75
Tier I risk-based capital ratio				16.19	14.75
Total risk-based capital ratio				16.96	15.53
Tangible common equity to tangible assets ratio (4)				9.82	7.70
Tier I leverage ratio				12.13	10.46
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

	June 30
(Dollars in thousands)	2024	2023
Total equity	$3,158,335	$2,685,228
Less non-controlling interest	20,600	17,870
Less goodwill	146,539	146,371
Less intangible assets*	3,952	4,173
Total tangible common equity (a)	$2,987,244	$2,516,814
Total assets	$30,569,358	$32,831,262
Less goodwill	146,539	146,371
Less intangible assets*	3,952	4,173
Total tangible assets (b)	$30,418,867	$32,680,718
Tangible common equity to tangible assets ratio (a)/(b)	9.82%	7.70%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2024	2023	% change	2024	2023	% change
Net interest income (expense)	$262,249	$249,538	5.1%	$511,248	$501,161	2.0%
Provision for credit losses	(5,468)	(6,471)	(15.5)	(10,255)	(17,927)	(42.8)
Non-interest income	152,244	147,605	3.1	301,092	285,217	5.6
Investment securities gains (losses), net	3,233	3,392	(4.7)	2,974	3,086	(3.6)
Non-interest expense	(232,214)	(227,611)	2.0	(477,911)	(451,718)	5.8
Income taxes	(38,602)	(35,990)	7.3	(70,254)	(68,803)	2.1
Non-controlling interest income (expense)	(1,889)	(2,674)	(29.4)	(4,678)	(3,775)	23.9
Net income attributable to Commerce Bancshares, Inc.	$139,553	$127,789	9.2%	$252,216	$247,241	2.0%

For the quarter ended June 30, 2024, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $139.6 million, an increase of $11.8 million, or 9.2%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.86%, the annualized return on average equity was 18.52%, and the efficiency ratio was 55.95%. Diluted earnings per common share was $1.07 per share in the current quarter, an increase of 10.3% compared to $.97 per share in the second quarter of 2023, and increased 24.4% compared to $.86 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $12.7 million, or 5.1%, mainly due to an increase in interest income on loans of $26.1 million and a $21.7 million decrease in interest expense on borrowings. This increase was partly offset by an increase of $29.7 million in interest expense on deposits. The provision for credit losses decreased $1.0 million, or 15.5%, compared to the same quarter in the prior year. Non-interest income increased $4.6 million, or 3.1%, compared to the second quarter of 2023, mainly due to an increase in trust fees, capital market fees, and deposit account fees, partly offset by lower letter of credit fees. Net gains on investment securities totaled $3.2 million in the current quarter compared to net gains of $3.4 million in the same quarter of last year. Securities gains in the current quarter primarily resulted from net gains of $178.2 million on equity investments and net gains in fair value of $5.7 million recorded on private equity investments. These gains were largely offset by net losses of $179.1 million on sales of available for sale debt securities. Non-interest expense increased $4.6 million, or 2.0%, over the second quarter of 2023, mainly due to increases in salaries expense and data processing and software expense, partly offset by lower deposit insurance expense and lower marketing expense.

Net income for the first six months of 2024 was $252.2 million, an increase of $5.0 million, or 2.0%, from the same period last year. Diluted earnings per common share was $1.93, an increase of 2.7% compared to $1.88 per share in the same period last year. For the first six months of 2024, the annualized return on average assets was 1.67%, the annualized return on average equity was 16.98%, and the efficiency ratio was 58.75%. Net interest income increased $10.1 million, or 2.0%, over the same period last year. This growth was largely due to an increase of $67.0 million in interest income on loans, an increase of $16.5 million in interest earned on deposits with banks, and a $24.8 million decrease in interest expense on borrowings, largely offset by a $85.3 million increase in interest expense on deposits. The provision for credit losses was $10.3 million for the first six months of 2024, compared to a provision of $17.9 million in the same period last year. Non-interest income increased $15.9 million, or 5.6%, from the first six months of last year mainly due to higher trust and deposit account fees. Non-interest expense increased $26.2 million, or 5.8%, over the first six months of last year mainly due to increases in salaries and data processing and software expense and higher litigation settlement expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2024 vs. 2023			Six Months Ended June 30, 2024 vs. 2023
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$3,081	$7,665	$10,746	$5,454	$19,893	$25,347
Real estate - construction and land	420	1,523	1,943	1,571	5,640	7,211
Real estate - business	1,855	2,623	4,478	5,404	8,659	14,063
Real estate - personal	768	2,683	3,451	1,641	5,499	7,140
Consumer	408	4,816	5,224	599	10,691	11,290
Revolving home equity	480	87	567	924	660	1,584
Consumer credit card	(102)	200	98	126	965	1,091
Overdrafts	—	—	—	—	—	—
Total interest on loans	6,910	19,597	26,507	15,719	52,007	67,726
Loans held for sale	(108)	3	(105)	(210)	—	(210)
Investment securities:
U.S. government and federal agency securities	1,414	4,801	6,215	(530)	6,009	5,479
Government-sponsored enterprise obligations	(1)	—	(1)	(225)	(135)	(360)
State and municipal obligations	(2,346)	(152)	(2,498)	(4,963)	(1,010)	(5,973)
Mortgage-backed securities	(3,963)	(151)	(4,114)	(6,795)	1,939	(4,856)
Asset-backed securities	(5,390)	1,829	(3,561)	(11,102)	3,899	(7,203)
Other securities	5,226	(4,499)	727	4,986	(1,097)	3,889
Total interest on investment securities	(5,060)	1,828	(3,232)	(18,629)	9,605	(9,024)
Federal funds sold	(82)	4	(78)	(567)	10	(557)
Securities purchased under agreements to resell	(2,580)	902	(1,678)	(4,925)	929	(3,996)
Interest earning deposits with banks	(2,356)	1,732	(624)	11,682	4,790	16,472
Total interest income	(3,276)	24,066	20,790	3,070	67,341	70,411
Interest expense:
Deposits:
Savings	(23)	33	10	(50)	62	12
Interest checking and money market	1,298	25,475	26,773	1,845	60,355	62,200
Certificates of deposit of less than $100,000	(665)	1,063	398	5,386	3,778	9,164
Certificates of deposit of $100,000 and over	170	2,306	2,476	7,602	6,343	13,945
Total interest on deposits	780	28,877	29,657	14,783	70,538	85,321
Federal funds purchased	(3,046)	218	(2,828)	(4,896)	901	(3,995)
Securities sold under agreements to repurchase	371	1,908	2,279	1,068	5,154	6,222
Other borrowings	(21,100)	(39)	(21,139)	(27,930)	71	(27,859)
Total interest expense	(22,995)	30,964	7,969	(16,975)	$76,664	$59,689
Net interest income, tax equivalent basis	$19,719	$(6,898)	$12,821	$20,045	$(9,323)	$10,722

Net interest income in the second quarter of 2024 was $262.2 million, an increase of $12.7 million over the second quarter of 2023. On a fully taxable-equivalent (FTE) basis, net interest income totaled $264.6 million in the second quarter of 2024, up $12.8 million over the same period last year and up $13.3 million over the previous quarter. The increase in net interest income compared to the second quarter of 2023 was mainly due to higher interest income earned on loans (FTE) of $26.5 million and lower interest expense on borrowings of $21.7 million, partly offset by higher deposit interest expense of $29.7 million. The increase in total interest earned on loans (FTE) was the result of higher loan yields on all loan products, especially commercial loans, many of which have variable rates, coupled with higher average balances. Interest expense on borrowings decreased mainly due to lower average balances, while the increase in deposit interest expense was due to higher average rates paid. The Company's net yield on earning assets (FTE) was 3.55% in the current quarter compared to 3.12% in the second quarter of 2023.

Total interest income (FTE) increased $20.8 million over the second quarter of 2023. Interest income on loans (FTE) was $269.2 million during the second quarter of 2024, an increase of $26.5 million, or 10.9%, over the same quarter last year. The increase in interest income over the same quarter of last year was primarily due to an increase of 46 basis points in the average rate earned and growth of $505.4 million, or 3.0%, in average loan balances. Most of the increase in interest income occurred in the business, business real estate and consumer loan categories. The largest increase to interest income occurred in business loan interest, which grew $10.7 million due to a 53 basis point increase in the average rate earned, coupled with growth in average balances of $223.0 million, or 3.9%. Business real estate loan interest income increased $4.5 million due to an increase of 30 basis points in the average rate earned and higher average balances of $125.2 million, or 3.5%. Consumer loan interest income grew $5.2 million due to a 93 basis point increase in the average rate earned. In addition, construction and land loan interest income increased $1.9 million due to an increase of 44 basis points in the average rate earned and higher average loan balances of $21.3 million, or 1.5%. Personal real estate loan interest income grew $3.5 million due to a 36 basis point increase in the average rate earned and growth of $84.0 million, or 2.8%, in average loan balances.

Interest income on investment securities (FTE) was $71.4 million during the second quarter of 2024, which was a decrease of $3.2 million from the same quarter last year. The decrease in interest income occurred mainly in interest earned on mortgage-backed securities and asset-backed securities. Interest income earned on mortgage-backed securities declined $4.1 million due to a $762.6 million, or 12.1%, decrease in average balances. In addition, the Company recorded a $740 thousand adjustment to premium amortization at June 30, 2024, which increased income and reflected slower forward prepayment speed estimates on mortgage-backed securities. The adjustment this quarter was lower than the $1.7 million in the same quarter last year. Interest income earned on asset-backed securities declined $3.6 million due to lower average balances of $1.0 billion, or 36.9%, partly offset by a 42 basis point increase in the average rate earned. Interest income earned on state and municipal obligations declined $2.5 million due to a $462.6 million, or 30.2%, decrease in average balances. These decreases to interest income were partly offset by growth in interest income on U.S. government and federal agency obligations of $6.2 million, driven by a 162 basis point increase in the average rate earned and higher average balances of $166.3 million. Interest income related to the Company's U.S. Treasury inflation-protected securities, which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), increased $1.2 million over the same quarter last year. Additionally, the average rate earned on investment securities during the three months ended June 30, 2024 increased 38 basis points over the same period in the prior year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $10.4 billion in the second quarter of 2024, compared to $12.6 billion in the second quarter of 2023.

Interest income on securities purchased under agreements to resell decreased $1.7 million from the same quarter last year, due to a decline of $521.4 million in the average balance, partly offset by an increase of 122 basis points in the average rate earned. Interest income on balances at the Federal Reserve decreased $624 thousand due to a decrease of $184.4 million in the average balance invested, partly offset by an increase of 34 basis points in the average rate earned.

The average fully taxable-equivalent yield on total interest earning assets was 4.98% in the second quarter of 2024, up from 4.34% in the second quarter of 2023.

Total interest expense increased $8.0 million compared to the second quarter of 2023 due to an increase of $29.7 million in interest expense on interest bearing deposits, partly offset by a $21.7 million decrease in interest expense on borrowings. The increase in deposit interest expense resulted mainly from an increase of $26.8 million in interest expense on interest checking and money market deposit accounts due to an 80 basis point increase in the average rate paid and an increase of $243.7 million in average balances. In addition, interest expense on certificates of deposit increased $2.9 million mainly due to an increase of 55 basis points in the average rate paid. The overall rate paid on total deposits increased 70 basis points over the same quarter last year. Interest expense on other borrowings decreased $21.1 million due to a decrease of $1.6 billion in average Federal Home Loan Bank (FHLB) borrowings. In addition, interest expense on federal funds purchased decreased $2.8 million mainly due to a $242.1 million decrease in the average balance, while interest expense on customer repurchase agreements increased $2.3 million mainly due to a 35 basis point increase in the average rate paid. The overall average rate incurred on all interest bearing liabilities was 2.21% and 1.87% in the second quarters of 2024 and 2023, respectively.

Net interest income (FTE) for the first six months of 2024 was $515.9 million compared to $505.2 million for the same period in 2023. For the first six months of 2024, the net interest margin was 3.44% compared to 3.18% for the same period in 2023.

Total interest income (FTE) for the first six months of 2024 increased $70.4 million over the same period last year mainly due to higher interest income on loans (FTE) and balances at the Federal Reserve, partly offset by lower interest income on investment securities (FTE). Loan interest income (FTE) increased $67.7 million, or 14.5%, due to a 59 basis point increase in the average rate earned and a $590.1 million, or 3.6%, increase in average loan balances. Most of the increase occurred in the business, business real estate and consumer loan categories, but interest income in all loan categories increased due to higher average rates earned and average loan balances. Interest income on investment securities (FTE) decreased $9.0 million due to a $2.3 billion decrease in average balances, partly offset by a 32 basis point increase in the average rate earned. Interest earned on asset-backed and mortgage-backed securities decreased $7.2 million and $4.9 million, respectively, due to lower average balances, partly offset by increases in the average rate earned. Interest earned on state and municipal obligations decreased $6.0 million due to declines in both the average balance and the average rate earned. These decreases in interest income on investment securities were partly offset by an increase in interest earned on U.S. government and federal agency obligations of $5.5 million, mainly due to an increase in the average rate earned. Interest income on securities purchased under agreements to resell decreased $4.0 million due to lower average balances, partly offset by higher average rates earned. Interest income on balances at the Federal Reserve increased $16.5 million due to higher average balances and average rates earned.

Total interest expense for the first six months of 2024 increased $59.7 million compared to the same period last year. Interest expense on deposits increased $85.3 million, due to a 97 basis point increase in the average rate paid and a $493.6 million increase in average balances. Interest expense on borrowings decreased $25.6 million, mainly due lower FHLB borrowings of $1.1 billion. In addition, interest expense on federal funds purchased declined mainly due to lower average balances, while interest expense on customer repurchase agreements increased due to higher average rates and average balances. The overall cost of total interest bearing liabilities increased to 2.21% compared to 1.55% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30		Increase (Decrease)		Six Months Ended June 30		Increase (Decrease)
(Dollars in thousands)	2024	2023	Amount	% change	2024	2023	Amount	% change
Trust fees	$52,291	$47,265	$5,026	10.6%	$103,396	$92,593	$10,803	11.7%
Bank card transaction fees	47,477	49,725	(2,248)	(4.5)	94,407	96,379	(1,972)	(2.0)
Deposit account charges and other fees	25,325	22,633	2,692	11.9	49,476	44,385	5,091	11.5
Consumer brokerage services	4,478	4,677	(199)	(4.3)	8,886	9,762	(876)	(9.0)
Capital market fees	4,760	2,945	1,815	61.6	8,652	6,307	2,345	37.2
Loan fees and sales	3,431	2,735	696	25.4	6,572	5,324	1,248	23.4
Other	14,482	17,625	(3,143)	(17.8)	29,703	30,467	(764)	(2.5)
Total non-interest income	$152,244	$147,605	$4,639	3.1%	$301,092	$285,217	$15,875	5.6%
Non-interest income as a % of total revenue*	36.7%	37.2%			37.1%	36.3%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the six month periods ended June 30, 2024 and 2023.

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in thousands)	2024	2023	$ change	% change	2024	2023	$ change	% change
Net debit card fees	$11,383	$11,340	$43.4%		$21,788	$21,627	$161.7%
Net credit card fees	4,033	3,812	221	5.8	7,805	7,486	319	4.3
Net merchant fees	5,865	5,359	506	9.4	11,112	10,710	402	3.8
Net corporate card fees	26,196	29,214	(3,018)	(10.3)	53,702	56,556	(2,854)	(5.0)
Total bank card transaction fees	$47,477	$49,725	$(2,248)	(4.5%)	$94,407	$96,379	$(1,972)	(2.0%)

For the second quarter of 2024, total non-interest income amounted to $152.2 million compared to $147.6 million in the same quarter last year, which was an increase of $4.6 million, or 3.1%. The increase was mainly due to higher trust fees, deposit account fees and capital market fees, partly offset by lower net bank card fees and letter of credit fees. Trust fees increased $5.0 million, or 10.6%, mainly due to growth of $4.8 million in private client trust fees. Bank card transaction fees for the current quarter declined $2.2 million, or 4.5%, from the same period last year, mainly due to lower net corporate card fees, partly offset by growth in net merchant fees. The decline in net corporate card fees of $3.0 million was mainly due to lower interchange fees and higher rewards expense. Net merchant fees increased $506 thousand mainly due to higher interchange fees, partly offset by higher network expense. Compared to the second quarter of last year, deposit account fees increased $2.7 million, or 11.9%, mainly due to higher corporate cash management fees of $2.4 million. Consumer brokerage fees declined $199 thousand, while capital market fees increased $1.8 million, or 61.6%, mainly due to higher underwriting fees. Other non-interest income decreased $3.1 million, or 17.8%, mainly due to decreases of $2.3 million in letter of credit fees and $919 thousand in swap fees.

Non-interest income for the first six months of 2024 was $301.1 million compared to $285.2 million in the first six months of 2023, which was an increase of $15.9 million, or 5.6%. The increase was mainly due to higher trust fees, deposit account fees and capital market fees, partly offset by lower net bank card fees. Trust fees increased $10.8 million, or 11.7%, mainly due to higher private client and institutional trust fees. Bank card transaction fees for the current year declined $2.0 million, or 2.0%, from the same period last year, mainly due to a decrease of $2.9 million in net corporate card fees, partly offset by an increase in net merchant fees of $402 thousand. Deposit account fees increased $5.1 million, or 11.5%, mainly due to higher corporate cash management fees and overdraft and return item fees. Capital market fees increased $2.3 million, or 37.2%, mainly due to higher underwriting fees, while loan fees and sales increased $1.2 million mainly due to higher loan commitment fees and mortgage banking revenue. Other non-interest income decreased $764 thousand, or 2.5%, mainly due to decreases of $2.2 million in letter of credit fees and $1.4 million in swap fees. These decreases were partly offset by higher tax credit sales income of $1.9 million and cash sweep commissions of $1.3 million.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
Net gains (losses) on sales of available for sale debt securities	$(179,073)	$(5,356)	$(187,543)	$(8,444)
Net gains (losses) on equity securities	178,164	(563)	178,306	(690)
Net gains (losses) on sales of private equity investments	(1,535)	221	(566)	879
Fair value adjustments on private equity investments	5,677	9,090	12,777	11,341
Total investment securities gains (losses), net	$3,233	$3,392	$2,974	$3,086

Net gains on investment securities, which were recognized in earnings during the three months ended June 30, 2024 and 2023, are shown in the table above. Net securities gains of $3.2 million were reported in the second quarter of 2024, compared to net gains of $3.4 million in the same period last year. The net gains in the second quarter of 2024 were mainly comprised of net gains of $178.2 million on equity investments and net gains in fair value of $5.7 million recorded on private equity investments. These gains were largely offset by net losses of $179.1 million on sales of available for sale debt securities. The net gains on investment securities for the same quarter last year were primarily comprised of $9.1 million of net gains in fair value on the Company’s private equity investments, partially offset by losses of $5.4 million on the sale of available for sale securities.

Net gains on investment securities of $3.0 million were recognized in earnings for the six months ended June 30, 2024, compared to net gains of $3.1 million for the same period in 2023. Net gains in the first half of 2024 were mainly comprised of net gains of $178.3 million on equity investments and net gains in fair value of $12.8 million recorded on private equity investments, largely offset by net losses of $187.5 million on sales of available for sale securities. Net gains in the first half of 2023 were mainly comprised of net gains in fair value of $11.3 million on private equity investments, due to fair value adjustments, partially offset by losses of $8.4 million on sales of available for sale debt securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $1.8 million during the first six months of 2024 and expense of $2.5 million during the first six months of 2023.

The Company's significant gains in equity securities for the three and six months ended June 30, 2024 primarily relate to gains recorded on its shares of Visa, as described in Note 3, Investment Securities. Likewise, the $179.1 million losses realized on the Company's available for sale debt securities portfolio relate to the successful execution of its planned available for sale debt security portfolio repositioning, in which the Company sold bonds with an amortized cost of $1.2 billion and subsequently reinvested the proceeds into higher yielding available for sale debt securities. Additional information about the Company's available for sale debt portfolio repositioning transactions is discussed in Note 3, Investment Securities.

Non-Interest Expense

	Three Months Ended June 30		Increase (Decrease)		Six Months Ended June 30		Increase (Decrease)
(Dollars in thousands)	2024	2023	Amount	% change	2024	2023	Amount	% change
Salaries and employee benefits	$149,120	$145,429	$3,691	2.5%	$300,921	$289,802	$11,119	3.8%
Data processing and software	31,529	28,719	2,810	9.8	62,682	56,873	5,809	10.2
Net occupancy	12,544	12,995	(451)	(3.5)	26,118	25,754	364	1.4
Deposit insurance	2,354	4,187	(1,833)	(43.8)	10,371	8,830	1,541	17.5
Equipment	5,091	4,864	227	4.7	10,101	9,714	387	4.0
Marketing	5,356	6,368	(1,012)	(15.9)	9,392	11,839	(2,447)	(20.7)
Supplies and communication	4,636	4,625	11.2		9,380	9,215	165	1.8
Other	21,584	20,424	1,160	5.7	48,946	39,691	9,255	23.3
Total non-interest expense	$232,214	$227,611	$4,603	2.0%	$477,911	$451,718	$26,193	5.8%

Non-interest expense for the second quarter of 2024 amounted to $232.2 million, an increase of $4.6 million, or 2.0%, compared to expense of $227.6 million in the second quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries expense, data processing and software expense and other non-interest expense, partly offset by lower marketing and deposit insurance expense. Salaries and employees benefits expense increased $3.7 million, or 2.5%, mainly due to higher full-time salaries expense of $3.8 million and other salaries expense of $1.0 million, partly offset by lower healthcare expense of $1.5 million. Full-time equivalent employees totaled 4,724 at June 30, 2024, compared to 4,680 at June 30, 2023. Data processing and software expense increased $2.8 million, or 9.8%, mainly due to increased costs for service providers. Occupancy expense decreased $451 thousand, or 3.5%, while marketing expense declined $1.0 million, or 15.9%. Deposit insurance expense decreased $1.8 million partly due to a $1.2 million accrual adjustment in the current quarter to the special assessment by the FDIC to replenish the Deposit Insurance Fund. Other non-interest expense increased $1.2 million, or 5.7%, mainly due to a $5.0 million donation to a related charitable foundation, partly offset by deconversion expense of $2.1 million recorded in the same period last year.

Non-interest expense amounted to $477.9 million for the first six months of 2024, an increase of $26.2 million, or 5.8%, over the first six months of 2023. Salaries and benefits expense increased $11.1 million, or 3.8%, mainly due to higher full-time salaries expense, other salaries expense and payroll taxes, partly offset by a decrease in healthcare expense. Data processing and software expense increased $5.8 million, or 10.2%, due to increased costs for service providers and higher bank card processing fees. Occupancy expense increased $364 thousand, or 1.4%, while equipment expense increased $387 thousand, or 4.0%, due to higher depreciation and service contract expense. Marketing expense decreased $2.4 million, or 20.7%, while deposit insurance increased $1.5 million, or 17.5%, due to accrual adjustments in 2024 to the special assessment by the FDIC. Other non-interest expense increased $9.3 million, or 23.3%, mainly due to litigation settlement expense of $10.0 million, net of insurance, and the charitable donation of $5.0 million, partly offset by deconversion expense of $2.1 million recorded in 2023.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2024	Mar. 31, 2024	June 30, 2023	2024	2023
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$160,465	$162,395	$159,317	$162,395	$150,136
Provision for credit losses on loans	7,849	6,947	5,864	$14,796	$21,812
Net loan charge-offs (recoveries):
Commercial:
Business	622	23	165	645	395
Real estate-construction and land	—	—	(115)	—	(115)
Real estate-business	(8)	(141)	(5)	(149)	(9)
Commercial net loan charge-offs (recoveries)	614	(118)	45	496	271
Personal Banking:
Real estate-personal	79	24	(6)	103	(17)
Consumer	1,804	1,983	1,273	3,787	2,548
Revolving home equity	(7)	(4)	(20)	(11)	(46)
Consumer credit card	6,746	6,435	4,687	13,181	9,012
Overdrafts	521	557	517	1,078	1,495
Personal banking net loan charge-offs (recoveries)	9,143	8,995	6,451	18,138	12,992
Total net loan charge-offs (recoveries)	9,757	8,877	6,496	18,634	13,263
Balance at end of period	$158,557	$160,465	$158,685	$158,557	$158,685
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,086	$25,246	$28,628	$25,246	$33,120
Provision for credit losses on unfunded lending commitments	(2,381)	(2,160)	607	(4,541)	(3,885)
Balance at end of period	20,705	23,086	29,235	20,705	29,235
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$179,262	$183,551	$187,920	$179,262	$187,920

	Three Months Ended			Six Months Ended June 30
	June 30, 2024	Mar. 31, 2024	June 30, 2023	2024	2023
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.04%	—%	.01%	.02%	.01%
Real estate-construction and land	—	—	(.03)	—	(.02)
Real estate-business	—	(.02)	—	(.01)	—
Commercial net loan charge-offs (recoveries)	.02	—	—	.01	.01
Personal Banking:
Real estate-personal	.01	—	—	.01	—
Consumer	.34	.38	.24	.36	.25
Revolving home equity	(.01)	—	(.03)	(.01)	(.03)
Consumer credit card	4.91	4.60	3.38	4.75	3.27
Overdrafts	43.15	29.11	44.79	34.54	66.40
Personal banking net loan charge-offs (recoveries)	.61	.60	.44	.60	.44
Total annualized net loan charge-offs (recoveries)	.23%	.21%	.16%	.22%	.16%
* as a percentage of average loans (excluding loans held for sale)

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan class and the percentage of the allowance for loan losses to the related loan class at period end.

(Dollars in thousands)	June 30, 2024		Mar. 31, 2024		June 30, 2023
	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category
Business	$45,060.74%		$43,810.73%		$47,071.80%
RE — construction and land	29,920	2.14	31,437	2.10	31,013	2.14
RE — business	32,237.90		30,217.81		29,940.83
RE — personal	9,109.30		12,266.40		10,727.36
Consumer	11,086.52		11,849.56		11,503.55
Revolving home equity	1,789.54		1,801.56		1,572.52
Consumer credit card	29,201	5.15	28,940	5.13	26,720	4.65
Overdrafts	155	3.70	145.30		139	1.92
Total	$158,557.92%		$160,465.93%		$158,685.94%

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

Net loan charge-offs in the second quarter of 2024 amounted to $9.8 million, compared to $8.9 million in the prior quarter and $6.5 million in the second quarter of last year. Compared to the same period last year, total net loan charge-offs in the second quarter of 2024 increased $3.3 million and increased $880 thousand from the previous quarter. The increase over the prior year was mainly driven by increases in net charge-offs on consumer credit card, consumer and business loans of $2.1 million, $531 thousand, and $457 thousand, respectively. The increase from the previous quarter was driven by the increase in net charge-offs on consumer credit card and business loans.

For the three months ended June 30, 2024, annualized net charge-offs on average consumer credit card loans were 4.91%, compared to 4.60% in the previous quarter and 3.38% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .34%, compared to .38% in the prior quarter and .24% in the same period last year. In the second quarter of 2024, total annualized net loan charge-offs were .23%, compared to .21% in the previous quarter and .16% in the same period last year.

For the three months ended June 30, 2024, the provision for credit losses on loans was $7.8 million which was a $2.0 million increase over the $5.9 million provision recorded in the same period last year and a $902 thousand increase over the $6.9 million provision recorded at March 31, 2024. The increase in the provision for credit losses on loans during the second quarter of 2024 over the same period last year was due to higher net loan charge-offs during the second quarter of 2024, partly offset by a larger reduction in the allowance for credit losses on loans in the current quarter compared to the same period last year.

For the six months ended June 30, 2024, net loan charge-offs amounted to $18.6 million, which was a $5.4 million increase over the first six months of 2023. The increase in net charge-offs on loans during the first six months of 2024 was primarily driven by an increase in net charge-offs on consumer credit card and consumer loans. For the six months ended June 30, 2024, annualized net loan charge-offs on consumer credit card and consumer loans were 4.75% and .36%, respectively, compared to 3.27% and .25%, respectively, for the same period last year. The annualized net charge-offs on loans for the six months ended June 30, 2024 and 2023, respectively, were .22% and .16%.

For the six months ended June 30, 2024, the provision for credit losses on loans was $14.8 million, which was a $7.0 million decrease from the $21.8 million provision recorded in the same period last year. Changes in the provision are driven by changes in the estimate for the allowance for credit losses on loans. The decrease in the provision for credit losses on loans in the first half of 2024 compared to the same period last year was primarily due to a reduction of the allowance for credit losses on loans during 2024, caused in part by an improving economic forecast in 2024, whereas the allowance for credit losses on loans in the first half of 2023 was increasing due to a weakening economic forecast which included a mild recession. The decrease in the provision for credit losses on loans during the first half of 2024 compared to the same period in the prior year was partly offset by higher net charge-offs recorded in the six months ended June 30, 2024 compared to the first half of 2023.

For the six months ended June 30, 2024, the allowance for credit losses on loans decreased by $3.8 million, compared to the allowance for credit losses on loans at December 31, 2023. During the six months ended June 30, 2024, the allowance for credit losses on commercial loans decreased by $984 thousand, while the allowance for credit losses related to personal banking loans, including consumer credit card loans, decreased $2.9 million. The decrease in the allowance for credit losses on loans during the first half of 2024 was primarily the result of a slightly more optimistic economic forecast at June 30, 2024, coupled with a faster prepayment speed assumption in the personal real estate portfolio compared to the assumptions used at December 31, 2023. The allowance for credit losses on loans was $158.6 million at June 30, 2024 and was .92%, .94% and .94% of total loans at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $2.4 million, compared to a provision of $607 thousand for the three months ended June 30, 2023. For the six months ended June 30, 2024, the provision for credit losses on unfunded commitments was a benefit of $4.5 million compared to a benefit of $3.9 million in the first six months of 2023. At June 30, 2024, the liability for unfunded lending commitments was $20.7 million, compared to $25.2 million at December 31, 2023 and $29.2 million at June 30, 2023. The liability decreased primarily due to decreases in unfunded lending commitment balances, coupled with improvement in loss rate assumptions for the Company's construction loans. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at June 30, 2024.

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

(Dollars in thousands)	June 30, 2024	December 31, 2023
Non-accrual loans	$19,303	$7,312
Foreclosed real estate	143	270
Total non-performing assets	$19,446	$7,582
Non-performing assets as a percentage of total loans	.11%	.04%
Non-performing assets as a percentage of total assets	.06%	.02%
Total loans past due 90 days and still accruing interest	$18,566	$21,864

Non-accrual loans totaled $19.3 million at June 30, 2024, an increase of $12.0 million from the balance at December 31, 2023. The increase occurred mainly in business real estate non-accrual loans, which increased $15.0 million. The increase was partly offset by a $3.1 million decrease in business non-accrual loans. At June 30, 2024, non-accrual loans were comprised of business real estate (78.0%), revolving home equity (10.2%), personal real estate (9.2%), and business (2.6%) loans. Foreclosed real estate totaled $143 thousand at June 30, 2024, a decrease of $127 thousand compared to December 31, 2023. Total loans past due 90 days or more and still accruing interest were $18.6 million as of June 30, 2024, a decrease of $3.3 million from

December 31, 2023. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $242.2 million at June 30, 2024 compared with $216.4 million at December 31, 2023, resulting in an increase of $25.8 million, or 11.9%.

(In thousands)	June 30, 2024	December 31, 2023
Potential problem loans:
Business	$122,774	$74,760
Real estate – construction and land	17,452	—
Real estate – business	101,549	140,800
Real estate – personal	419	827
Total potential problem loans	$242,194	$216,387

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. At June 30, 2024, the Company held $84.7 million of loans that had been modified during the six months ended June 30, 2024. These loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 2 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 8.1% of total loans outstanding at June 30, 2024. The largest component of construction and land loans was commercial construction, which decreased $65.2 million during the six months ended June 30, 2024. At June 30, 2024, multi-family residential construction loans totaled approximately $469.2 million, or 40.5%, of the commercial construction loan portfolio, compared to $414.6 million, or 33.9%, at December 31, 2023.

(Dollars in thousands)	June 30, 2024	% of Total	% of Total Loans	December 31, 2023	% of Total	% of Total Loans
Commercial construction	$1,157,721	82.9%	6.7%	$1,222,961	84.5%	7.1%
Residential construction	118,223	8.5	.7	110,687	7.7	.6
Residential land and land development	67,469	4.8	.4	62,417	4.3	.4
Commercial land and land development	53,102	3.8	.3	50,699	3.5	.3
Total real estate - construction and land loans	$1,396,515	100.0%	8.1%	$1,446,764	100.0%	8.4%

Real Estate – Business Loans
Total business real estate loans were $3.6 billion at June 30, 2024 and comprised 20.8% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2024, 33.1% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	June 30, 2024	% of Total	% of Total Loans	December 31, 2023	% of Total	% of Total Loans
Owner-occupied	$1,184,115	33.1%	6.9%	$1,175,476	31.6%	6.8%
Office	525,818	14.7	3.1	489,320	13.2	2.8
Industrial	465,706	13.0	2.7	630,713	17.0	3.7
Retail	320,064	9.0	1.9	366,693	9.9	2.1
Hotels	300,677	8.4	1.8	292,941	7.9	1.7
Multi-family	292,627	8.2	1.7	256,657	6.9	1.5
Farm	195,972	5.5	1.1	195,981	5.3	1.1
Senior living	189,194	5.3	1.1	183,778	4.9	1.1
Other	98,366	2.8	.5	127,747	3.3	.8
Total real estate - business loans	$3,572,539	100.0%	20.8%	$3,719,306	100.0%	21.6%

Information about the credit quality of the Company's business real estate loan portfolio as of June 30, 2024 and December 31, 2023 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
June 30, 2024
Owner-occupied	$1,160,625	$15,975	$7,489	$26	$1,184,115
Office	505,315	17,800	2,703	—	525,818
Industrial	465,662	44	—	—	465,706
Retail	303,850	15,500	714	—	320,064
Hotels	299,381	—	1,296	—	300,677
Multi-family	280,510	10,984	1,133	—	292,627
Farm	194,951	691	330	—	195,972
Senior living	66,131	20,158	87,881	15,024	189,194
Other	98,141	225	—	—	98,366
Total	$3,374,566	$81,377	$101,546	$15,050	$3,572,539
December 31, 2023
Owner-occupied	$1,146,112	$10,376	$18,928	$60	$1,175,476
Industrial	630,644	69	—	—	630,713
Office	489,320	—	—	—	489,320
Retail	349,321	15,500	1,872	—	366,693
Hotels	282,105	9,253	1,583	—	292,941
Multi-family	255,507	1,150	—	—	256,657
Farm	195,981	—	—	—	195,981
Senior living	69,379	—	114,399	—	183,778
Other	127,505	242	—	—	127,747
Total	$3,545,874	$36,590	$136,782	$60	$3,719,306

Revolving Home Equity Loans
The Company had $331.4 million in revolving home equity loans at June 30, 2024 that were collateralized by residential real estate. Most of these loans (92.1%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2024, the outstanding principal of loans with an original LTV higher than 80% was $29.9 million, or 9.0% of the portfolio, compared to $32.3 million as of December 31, 2023. Total revolving home equity loan balances over 30 days past due were $4.9 million at June 30, 2024 and $4.4 million at December 31, 2023, and the outstanding balance of revolving home equity loans on non-accrual status was $2.0 million at both June 30, 2024 and December 31, 2023. The weighted average FICO score for the total portfolio balance at June 30, 2024 is 785. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2024 through 2026, approximately 16% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 84% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 38.6% of the consumer loan portfolio at June 30, 2024, and outstanding balances for auto loans were $827.6 million and $820.3 million at June 30, 2024 and December 31, 2023, respectively. The balances over 30 days past due amounted to $9.9 million at June 30, 2024 and $9.5 million at December 31, 2023, respectively, and comprised 1.2% of the outstanding balances of these loans at both June 30, 2024 and December 31, 2023. For the six months ended June 30, 2024, $196.4 million of new auto loans were originated, compared to $210.1 million during the first six months of 2023.  At June 30, 2024, the automobile loan portfolio had a weighted average FICO score of 757, and net charge-offs on auto loans were .4% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 10.7% of the consumer loan portfolio at June 30, 2024. Losses on these loans have historically been low, and the Company saw net recoveries of $62 thousand for the first six months of 2024. Private banking loans comprised 34.2% of the consumer loan portfolio at June 30, 2024. The Company's private banking loans are generally well-collateralized, and at June 30, 2024 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $2.1 million in the first six months of 2024 and were .4% of the average balances of these loans at June 30, 2024.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2024 of $566.9 million in consumer credit card loans outstanding, approximately $112.3 million, or 19.8%, carried a low promotional rate. Within the next six months, $50.0 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $268.8 million, or 1.6% of total loans at June 30, 2024, a decrease of $3.2 million from December 31, 2023, as shown in the table below.

(In thousands)	June 30, 2024	December 31, 2023	Unfunded commitments at June 30, 2024
Extraction	$212,844	$219,828	$154,932
Mid-stream shipping and storage	41,429	35,505	92,647
Downstream distribution and refining	7,475	8,890	40,692
Support activities	7,080	7,811	8,833
Total energy lending portfolio	$268,828	$272,034	$297,104

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.6 billion and $1.5 billion at June 30, 2024 and December 31, 2023, respectively. Additional unfunded commitments at June 30, 2024 totaled $2.4 billion.

Income Taxes
Income tax expense was $38.6 million in the second quarter of 2024, compared to $31.7 million in the first quarter of 2024 and $36.0 million in the second quarter of 2023. The Company's effective tax rate, including the effect of non-controlling interest, was 21.7% in the second quarter of 2024, compared to 21.9% in the first quarter of 2024 and 22.0% in the second quarter of 2023.

Financial Condition
Balance Sheet
Total assets of the Company were $30.6 billion at June 30, 2024 and $31.7 billion at December 31, 2023. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $29.8 billion at June 30, 2024 and $31.1 billion at December 31, 2023, and consisted of 58% in loans and 33% in investment securities at June 30, 2024.

At June 30, 2024, total loans decreased $42.4 million or .25%, compared to balances at December 31, 2023. The decrease was mainly due to declines in business real estate, construction and consumer credit card loans of $146.8 million, $50.2 million, and $23.0 million, respectively. These decreases were partly offset by an increase of $71.7 million in business loans, mainly due to growth in commercial and industrial lending and tax-free loan balances. In addition, personal real estate loans increased $29.1 million, while consumer loans, which includes automobile, marine and RV, fixed rate home equity and other consumer loans, increased $67.9 million, mainly due to growth in other consumer loans.

Total available for sale debt securities, excluding fair value adjustments, decreased $1.3 billion at June 30, 2024 compared to December 31, 2023. Purchases of available for sale debt securities during this period totaled $1.1 billion, offset by available for sale debt security sales, maturities and pay downs of $2.4 billion. The decline in available for sale debit securities was mainly the result of lower balances of mortgage-backed securities, asset-backed securities and state and municipal obligations, which decreased $812.5 million, $554.0 million, and $476.7 million, respectively, at June 30, 2024 compared to December 31, 2023. These decreases were partly offset by an increase of $820.0 million in balances of U.S. government and federal agency obligations. At June 30, 2024, the duration of the available for sale investment portfolio was 4.0 years, and maturities and pay downs of approximately $1.6 billion are expected to occur during the next 12 months. The Company does not have any investment securities classified as held-to-maturity.

Total deposits at June 30, 2024 amounted to $24.3 billion, a decrease of $1.1 billion compared to December 31, 2023. The decline in deposits largely resulted from a decrease in demand deposits, mainly in business demand deposits (decrease of $660.2 million). Additionally, certificate of deposit balances decreased $456.9 million and interest checking balances decreased $150.3 million from balances at December 31, 2023. The Company’s borrowings totaled $2.6 billion at June 30, 2024, a decrease of $354.8 million from balances at December 31, 2023, mainly due to a decline in FHLB advances, which were repaid in 2023.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, available for sale debt securities, and securities purchased under agreements to resell (resale agreements), as follows:

(In thousands)	June 30, 2024	June 30, 2023	December 31, 2023
Liquid assets:
Balances at the Federal Reserve Bank	$2,215,057	$2,568,695	$2,239,010
Federal funds sold	—	2,750	5,025
Available for sale debt securities	8,534,271	10,414,625	9,684,760
Securities purchased under agreements to resell	475,000	825,000	450,000
Total	$11,224,328	$13,811,070	$12,378,795

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.2 billion at June 30, 2024 and decreased $24.0 million from December 31, 2023 balances. At June 30, 2024, the Company did not have a balance of federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities. The fair value of the available for sale debt portfolio was $8.5 billion at June 30, 2024 and included an unrealized net loss of $1.1 billion. The total net unrealized loss included net losses of $926.9 million on mortgage-backed and asset-backed securities and $93.9 million on state and municipal obligations.

Resale agreements, maturing through 2029, totaled $475.0 million at June 30, 2024. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $490.3 million in fair value at June 30, 2024. $125.0 million of the Company's resale agreements will mature in the next 12 months.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.0 years at June 30, 2024. Approximately $1.6 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2024	June 30, 2023	December 31, 2023
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$1,056,405	$2,852,481	$2,636,523
FHLB borrowings and letters of credit	970,083	315,323	301,617
Securities sold under agreements to repurchase *	2,354,023	2,630,852	2,710,616
Other deposits and swaps	2,131,700	2,340,094	1,818,092
Total pledged securities	6,512,211	8,138,750	7,466,848
Unpledged and available for pledging	2,020,981	2,263,586	2,211,243
Ineligible for pledging	1,079	12,289	6,669
Total available for sale debt securities, at fair value	$8,534,271	$10,414,625	$9,684,760
* Includes securities pledged for collateral swaps, as discussed in Note 12 to the consolidated financial statements.

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 70.3% for the six months ended June 30, 2024. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts totaled $21.9 billion and represented 90.0% of the Company's total deposits at June 30, 2024. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Core deposits decreased $627.7 million at June 30, 2024 compared to December 31, 2023, primarily due to decreases in commercial, wealth, and consumer segment deposits of $371.1 million, $225.5 million, and $70.9 million, respectively. While the Company considers core consumer and wealth management deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.6 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.3 billion through advances from the FHLB and the Federal Reserve.

Certificates of deposit of $100,000 or greater totaled $1.4 billion at June 30, 2024. These deposits are normally considered more volatile and higher costing, and comprised 5.8% of total deposits at June 30, 2024.

(In thousands)	June 30, 2024	June 30, 2023	December 31, 2023
Core deposit base:
Non-interest bearing	$7,492,751	$8,198,849	$7,975,935
Interest checking	6,870,344	6,790,331	7,020,134
Savings and money market	7,497,366	7,628,643	7,492,139
Total	$21,860,461	$22,617,823	$22,488,208

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

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. During 2024, the Company's outside borrowings have mainly been comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	June 30, 2024	June 30, 2023	December 31, 2023
Borrowings:
Federal funds purchased	$254,720	$511,400	$261,305
Securities sold under agreements to repurchase	2,296,679	2,366,621	2,647,510
FHLB advances	—	1,000,000	—
Other debt	3,984	5,613	1,404
Total	$2,555,383	$3,883,634	$2,910,219

Federal funds purchased, which totaled $254.7 million at June 30, 2024, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At June 30, 2024, the Company had approved lines of credit totaling $3.5 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company's investment portfolio. Total repurchase agreements at June 30, 2024 were comprised of non-insured customer funds totaling $2.3 billion, and securities pledged as collateral for these retail agreements totaled $2.3 billion at June 30, 2024. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at June 30, 2024.
The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank (FRB) and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2024.

	June 30, 2024
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$3,140,120	$3,288,661	$6,428,781
Letters of credit issued	(115,491)	—	(115,491)
Available for future advances	$3,024,629	$3,288,661	$6,313,290

The Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Rating outlook	Stable
Commerce Bank
Issuer rating	A	A3
Baseline credit assessment		a2
Short-term rating	A-1	P-1
Rating outlook	Stable	Stable

The Company considers these ratings to be indications of a sound capital base and strong liquidity and believes that these ratings would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been outstanding during the past ten years. The Company has no subordinated or hybrid debt instruments which would affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that through its Commercial Tradable Products division or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately placed corporate notes or other forms of debt.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $142.5 million during the first six months of 2024, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $282.8 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $1.2 billion. Activity in the investment securities portfolio provided cash of $1.2 billion from sales, maturities, and pay downs (net of purchases). This increase in investing cash flows was further supported by shrinking in the loan portfolio, which provided cash of $23.7 million. These increases were partly offset by purchases of securities under agreements to resell (net of repayments), which used cash of $25.0 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below. Financing activities used cash of $1.6 billion, largely resulting from net decreases in deposits of $1.1 billion and a net decrease of $357.4 million in federal funds purchased and securities sold under agreements to repurchase during the first six months of 2024. Additionally, purchases of treasury stock and cash dividends used cash of $79.9 million and $70.1 million, respectively.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2024 and December 31, 2023, as shown in the following table.

(Dollars in thousands)	June 30, 2024	December 31, 2023	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$23,488,263	$24,216,527
Tier I common risk-based capital	3,803,108	3,693,089
Tier I risk-based capital	3,803,108	3,693,089
Total risk-based capital	3,982,519	3,881,024
Tier I common risk-based capital ratio	16.19%	15.25%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	16.19	15.25	6.00	2.50	8.50	8.00
Total risk-based capital ratio	16.96	16.03	8.00	2.50	10.50	10.00
Tier I leverage ratio	12.13	11.25	4.00	N/A	4.00	5.00
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and periodically purchases stock in the open market. In April 2024, the Board approved the purchase of additional shares, bringing the total shares authorized for purchase to 5,000,000 at April 17, 2024. During the six months ended June 30, 2024, the Company purchased 1,491,902 shares at an average price of $53.55 in open market purchases and through stock-based compensation transactions. At June 30, 2024, 4,315,095 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The Company paid a $.270 per share cash dividend on its common stock in the second quarter of 2024, which was a 5.1% increase compared to its 2023 quarterly dividend.

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

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2024 totaled $14.9 billion (including $5.7 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. The contractual amount of standby and commercial letters of credit totaled $619.0 million and $4.9 million, respectively, at June 30, 2024. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At June 30, 2024, the liability for unfunded lending commitments totaled $20.7 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first six months of 2024, purchases and sales of tax credits amounted to $53.7 million and $68.0 million, respectively. Fees from sales of tax credits were $2.9 million for the six months ended June 30, 2024, compared to $1.0 million in the same period last year. At June 30, 2024, the Company expected to fund outstanding purchase commitments of $111.0 million during the remainder of 2024 and had purchase commitments of $484.5 million that it expects to fund from 2025 through 2030.

The Company continued to maintain a strong liquidity position throughout the first six months of 2024. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first six months of 2024 and 2023.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2024
Net interest income	$254,391	$251,876	$45,424	$551,691	$(40,443)	$511,248
Provision for credit losses	(17,925)	(766)	4	(18,687)	8,432	(10,255)
Non-interest income	50,335	128,954	117,999	297,288	3,804	301,092
Investment securities gains (losses), net	—	—	—	—	2,974	2,974
Non-interest expense	(162,526)	(199,574)	(78,453)	(440,553)	(37,358)	(477,911)
Income before income taxes	$124,275	$180,490	$84,974	$389,739	$(62,591)	$327,148
Six Months Ended June 30, 2023
Net interest income	$285,695	$265,145	$53,418	$604,258	$(103,097)	$501,161
Provision for credit losses	(12,736)	(483)	(13)	(13,232)	(4,695)	(17,927)
Non-interest income	49,834	123,093	107,457	280,384	4,833	285,217
Investment securities gains (losses), net	—	—	—	—	3,086	3,086
Non-interest expense	(160,682)	(192,094)	(80,107)	(432,883)	(18,835)	(451,718)
Income before income taxes	$162,111	$195,661	$80,755	$438,527	$(118,708)	$319,819
Increase (decrease) in income before income taxes:
Amount	$(37,836)	$(15,171)	$4,219	$(48,788)	$56,117	$7,329
Percent	(23.3)%	(7.8)%	5.2%	(11.1)%	(47.3)%	2.3%
Consumer
For the six months ended June 30, 2024, income before income taxes for the Consumer segment decreased $37.8 million, or 23.3%, compared to the first six months of 2023. The decrease in income before income taxes was mainly due to a decline in net interest income of $31.3 million, or 11.0%, and increases in non-interest expense of $1.8 million, or 1.1%, and the provision for credit losses of $5.2 million. Net interest income declined mainly due to a $48.1 million increase in deposit interest expense. This decrease was partly offset by higher loan interest income of $13.6 million and a $4.0 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income increased $501 thousand, or 1.0%, mainly due to higher net bank card fees (mainly credit and debit card fees) and deposit account fees. Non-interest expense increased over the same period in the previous year mainly due to higher allocated costs for information technology and retail support, partly offset by lower marketing expense. The increase in the provision for credit losses over the first six months of 2023 was mainly due to higher consumer credit card loan net charge-offs.

Commercial
For the six months ended June 30, 2024, income before income taxes for the Commercial segment decreased $15.2 million, or 7.8%, compared to the same period in the previous year. This decrease was mainly due to lower net interest income and non-interest expense, partly offset by higher non-interest income. Net interest income decreased $13.3 million, or 5.0%, mainly due to lower net allocated funding credits of $28.2 million, coupled with higher interest expense on deposits and customer repurchase agreements of $28.6 million and $6.4 million, respectively, partly offset by higher loan interest income of $50.8 million. Non-interest income increased $5.9 million, or 4.8%, over the previous year mainly due to growth in deposit account fees (mainly corporate cash management fees), tax credit sales fees, capital market fees and loan commitment fees. These increases were partly offset by decreases in net bank card fees (mainly corporate card fees), letter of credit fees and swap fees. Non-interest expense increased $7.5 million, or 3.9%, mainly due to higher salaries and benefits expense and allocated service and support costs for software, electronic banking and management expense. These increases were partly offset by lower allocated commercial sales and payment support costs. The provision for credit losses increased $283 thousand over the same period last year, mainly due to higher commercial credit card and commercial loan net charge-offs.

Wealth
Wealth segment pre-tax profitability for the six months ended June 30, 2024 increased $4.2 million, or 5.2%, over the same period in the previous year. Net interest income decreased $8.0 million, or 15.0%, mainly due to a $15.3 million increase in deposit interest expense. This decrease was partly offset by a $1.6 million increase in net allocated funding credits and a $5.7 million increase in loan interest income. Non-interest income increased $10.5 million, or 9.8%, over the prior year largely due to higher private client and institutional trust fees and cash sweep commissions, partly offset by lower brokerage fees. Non-interest expense decreased $1.7 million, or 2.1%, mainly due to deconversion expense recorded in the prior year and lower professional fees, partly offset by higher salaries and benefits expense. The provision for credit losses decreased $17 thousand from the same period last year due to lower overdraft loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability in this category was $56.1 million higher than in the same period last year. Unallocated securities gains were $3.0 million in the first six months of 2024 compared to gains of $3.1 million in 2023. Also, the unallocated provision for credit losses decreased $13.1 million, primarily driven by decreases in the provision for credit losses on loans and the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first six months of 2024 was $14.8 million, or $3.8 million lower than net charge-offs, due to a decrease in the allowance for credit losses on loans. In the comparable period last year, the provision for credit losses on loans was $21.8 million, or $8.5 million higher than net charge-offs, due to an increase in the allowance for credit losses on loans. For the six months ended June 30, 2024, the Company's provision on unfunded lending commitments was a benefit of $4.5 million. Additionally, net interest income increased $62.7 million. This increase to pre-tax profitability was partly offset by lower non-interest income of $1.0 million and higher non-interest expense of $18.5 million.

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

During the first quarter of 2024, the FDIC increased its estimate of losses to the Deposit Insurance Fund and in turn increased its estimated special assessment, announcing that the special assessment would come in the form of a June 2024 invoice based on its March 31, 2024 estimate loss in the Deposit Insurance Fund. The Company paid $2.0 million towards the special assessment in June 2024 and has an accrual of $16.8 million at June 30, 2024 for FDIC special assessment liabilities.

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

However, in April 2024, the SEC issued an order to stay the rules pending judicial review, due to legal challenges to this mandate. The SEC has not issued an update since April 2024.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2024 and 2023

	Second Quarter 2024			Second Quarter 2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,980,364	$90,786	6.11%	$5,757,388	$80,040	5.58%
Real estate — construction and land	1,471,504	30,588	8.36	1,450,196	28,645	7.92
Real estate — business	3,666,057	57,104	6.26	3,540,851	52,626	5.96
Real estate — personal	3,044,943	30,590	4.04	2,960,962	27,139	3.68
Consumer	2,127,650	34,678	6.56	2,098,523	29,454	5.63
Revolving home equity	326,204	6,228	7.68	300,623	5,661	7.55
Consumer credit card	552,896	19,186	13.96	555,875	19,088	13.77
Overdrafts	4,856	—	—	4,630	—	—
Total loans	17,174,474	269,160	6.30	16,669,048	242,653	5.84
Loans held for sale	2,455	46	7.54	5,957	151	10.17
Investment securities:
U.S. government and federal agency obligations	1,201,954	15,057	5.04	1,035,651	8,842	3.42
Government-sponsored enterprise obligations	55,634	330	2.39	55,751	331	2.38
State and municipal obligations(A)	1,069,934	5,311	2.00	1,532,519	7,809	2.04
Mortgage-backed securities	5,553,656	28,816	2.09	6,316,224	32,930	2.09
Asset-backed securities	1,785,598	11,105	2.50	2,827,911	14,666	2.08
Other debt securities	364,828	1,826	2.01	519,988	2,413	1.86
Trading debt securities(A)	46,565	573	4.95	46,493	525	4.53
Equity securities(A)	127,584	893	2.82	12,335	715	23.25
Other securities(A)	228,403	7,497	13.20	273,587	6,409	9.40
Total investment securities	10,434,156	71,408	2.75	12,620,459	74,640	2.37
Federal funds sold	1,612	27	6.74	7,484	105	5.63
Securities purchased under agreements to resell	303,586	2,421	3.21	824,974	4,099	1.99
Interest earning deposits with banks	2,099,777	28,630	5.48	2,284,162	29,254	5.14
Total interest earning assets	30,016,060	371,692	4.98	32,412,084	350,902	4.34
Allowance for credit losses on loans	(159,791)			(159,068)
Unrealized gain (loss) on debt securities	(1,272,127)			(1,331,002)
Cash and due from banks	267,530			309,789
Premises and equipment, net	479,431			449,030
Other assets	904,847			1,182,521
Total assets	$30,235,950			$32,863,354
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,328,989	196.06		$1,516,887	186.05
Interest checking and money market	13,162,118	56,633	1.73	12,918,399	29,860.93
Certificates of deposit of less than $100,000	1,003,798	10,523	4.22	1,075,110	10,125	3.78
Certificates of deposit of $100,000 and over	1,492,592	16,892	4.55	1,472,208	14,416	3.93
Total interest bearing deposits	16,987,497	84,244	1.99	16,982,604	54,587	1.29
Borrowings:
Federal funds purchased	$265,042	$3,569	5.42	507,165	$6,397	5.06
Securities sold under agreements to repurchase	2,254,849	19,293	3.44	2,206,612	17,014	3.09
Other borrowings(B)	838	8	3.84	1,617,952	21,147	5.24
Total borrowings	2,520,729	22,870	3.65	4,331,729	44,558	4.13
Total interest bearing liabilities	19,508,226	107,114	2.21%	21,314,333	99,145	1.87%
Non-interest bearing deposits	7,297,955			8,224,475
Other liabilities	399,080			598,915
Equity	3,030,689			2,725,631
Total liabilities and equity	$30,235,950			$32,863,354
Net interest margin (FTE)		$264,578			$251,757
Net yield on interest earning assets			3.55%			3.12%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2024 and 2023

	Six Months 2024			Six Months 2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,926,945	$179,424	6.09%	$5,707,026	$154,077	5.44%
Real estate — construction and land	1,472,029	61,342	8.38	1,430,624	54,131	7.63
Real estate — business	3,696,850	115,133	6.26	3,509,789	101,070	5.81
Real estate — personal	3,038,068	60,365	4.00	2,947,431	53,225	3.64
Consumer	2,105,070	67,804	6.48	2,083,040	56,514	5.47
Revolving home equity	324,139	12,391	7.69	298,696	10,807	7.30
Consumer credit card	557,894	38,936	14.03	556,048	37,845	13.72
Overdrafts	6,276	—	—	4,540	—	—
Total loans	17,127,271	535,395	6.29	16,537,194	467,669	5.70
Loans held for sale	2,302	86	7.51	5,833	296	10.23
Investment securities:
U.S. government and federal agency obligations	1,026,805	19,459	3.81	1,067,184	13,980	2.64
Government-sponsored enterprise obligations	55,643	661	2.39	71,332	1,021	2.89
State and municipal obligations(A)	1,200,371	11,830	1.98	1,662,416	17,803	2.16
Mortgage-backed securities	5,727,992	60,904	2.14	6,384,934	65,760	2.08
Asset-backed securities	1,935,324	23,504	2.44	3,029,713	30,707	2.04
Other debt securities	434,016	4,236	1.96	524,440	4,936	1.90
Trading debt securities(A)	43,524	1,106	5.11	46,127	1,043	4.56
Equity securities(A)	70,176	1,707	4.89	12,396	1,429	23.25
Other securities(A)	225,049	14,686	13.12	251,848	10,438	8.36
Total investment securities	10,718,900	138,093	2.59	13,050,390	147,117	2.27
Federal funds sold	1,105	37	6.73	23,144	594	5.18
Securities purchased under agreements to resell	322,260	4,055	2.53	824,987	8,051	1.97
Interest earning deposits with banks	2,019,079	55,062	5.48	1,551,121	38,590	5.02
Total interest earning assets	30,190,917	732,728	4.88	31,992,669	662,317	4.17
Allowance for credit losses on loans	(160,841)			(154,617)
Unrealized gain (loss) on debt securities	(1,273,126)			(1,358,944)
Cash and due from banks	274,570			311,895
Premises and equipment, net	478,656			440,208
Other assets	930,536			908,403
Total assets	$30,440,712			$32,139,614
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,331,486	391.06		$1,533,459	379.05
Interest checking and money market	13,188,694	112,018	1.71	13,090,983	49,818.77
Certificates of deposit of less than $100,000	990,301	20,714	4.21	747,061	11,550	3.12
Certificates of deposit of $100,000 and over	1,543,951	34,988	4.56	1,189,372	21,043	3.57
Total interest bearing deposits	17,054,432	168,111	1.98	16,560,875	82,790	1.01
Borrowings:
Federal funds purchased	$296,629	$7,988	5.42	$500,480	11,983	4.83
Securities sold under agreements to repurchase	2,383,404	40,731	3.44	2,312,083	34,509	3.01
Other borrowings(B)	457	8	3.52	1,087,556	27,867	5.17
Total borrowings	2,680,490	48,727	3.66	3,900,119	74,359	3.84
Total interest bearing liabilities	19,734,922	216,838	2.21%	20,460,994	157,149	1.55%
Non-interest bearing deposits	7,313,278			8,667,035
Other liabilities	404,695			356,829
Equity	2,987,817			2,654,756
Total liabilities and equity	$30,440,712			$32,139,614
Net interest margin (FTE)		$515,890			$505,168
Net yield on interest earning assets			3.44%			3.18%
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

	June 30, 2024		March 31, 2024
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$(7.2)	(.67)%	$(13.9)	(1.37)%
200 basis points rising	(9.0)	(.84)	(13.6)	(1.35)
100 basis points rising	(5.1)	(.47)	(7.4)	(.73)
100 basis points falling	$(9.3)	(.86)%	$(5.8)	(.57)%
200 basis points falling	(26.1)	(2.44)	(20.3)	(2.01)
300 basis points falling	(44.6)	(4.16)	(37.9)	(3.73)

Under the simulation, in the three rising rate scenarios, interest rate risk is improved compared to the scenarios in the previous quarter and in the three falling rate scenarios, interest rate risk is more negative when compared to the scenarios in the previous quarter. This change was primarily due to higher interest earning cash balances at the Federal Reserve coupled with the completion of the planned repositioning of a portion of the investment securities portfolio.

The comparison above provides insight into potential effects of changes in rates on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 - 30, 2024	100,509	$55.37	100,509	4,900,271
May 1 - 31, 2024	344,845	$56.10	344,845	4,555,426
June 1 - 30, 2024	240,331	$53.87	240,331	4,315,095
Total	685,685	$55.21	685,685	4,315,095

The Company's stock purchases shown above were made under authorizations by the Board of Directors. In April 2024, the Board approved the purchase of additional shares, bringing the total shares authorized for purchase to 5,000,000 at April 17, 2024. At June 30, 2024, 4,315,095 shares remained available for purchase.

Item 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: August 6, 2024		Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: August 6, 2024		(Chief Accounting Officer)