Form 10-Q
period 2024-09-30
COMMERCE BANCSHARES INC /MO/
filed 2024-11-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended September 30, 2024

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 31, 2024, the registrant had outstanding 128,227,542 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
	(In thousands)
ASSETS
Loans	$17,090,000	$17,205,479
Allowance for credit losses on loans	(160,839)	(162,395)
Net loans	16,929,161	17,043,084
Loans held for sale (including $1,605,000 and $1,585,000 of residential mortgage loans carried at fair value at September 30, 2024 and December 31, 2023, respectively)	1,707	4,177
Investment securities:
Available for sale debt, at fair value (amortized cost of $9,954,054,000 and $10,904,765,000 at
September 30, 2024 and December 31, 2023, respectively, and allowance for credit losses of $—
at both September 30, 2024 and December 31, 2023)	9,167,681	9,684,760
Trading debt	42,645	28,830
Equity	57,115	12,701
Other	216,543	222,473
Total investment securities	9,483,984	9,948,764
Federal funds sold	10	5,025
Securities purchased under agreements to resell	475,000	450,000
Interest earning deposits with banks	2,642,048	2,239,010
Cash and due from banks	507,941	443,147
Premises and equipment – net	469,986	469,059
Goodwill	146,539	146,539
Other intangible assets – net	13,722	14,179
Other assets	823,494	938,077
Total assets	$31,493,592	$31,701,061
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$7,396,153	$7,975,935
Savings, interest checking and money market	15,216,557	14,512,273
Certificates of deposit of less than $100,000	1,113,962	930,432
Certificates of deposit of $100,000 and over	1,511,120	1,945,258
Total deposits	25,237,792	25,363,898
Federal funds purchased and securities sold under agreements to repurchase	2,182,229	2,908,815
Other borrowings	10,201	1,404
Other liabilities	609,831	462,714
Total liabilities	28,040,053	28,736,831
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 190,000,000; issued 131,064,418 shares at both September 30, 2024 and December 31, 2023	655,322	655,322
Capital surplus	3,154,300	3,162,622
Retained earnings	338,512	53,183
Treasury stock of 2,425,152 shares at September 30, 2024
and 611,546 shares at December 31, 2023, at cost	(139,149)	(35,599)
Accumulated other comprehensive income (loss)	(576,904)	(891,412)
Total Commerce Bancshares, Inc. stockholders' equity	3,432,081	2,944,116
Non-controlling interest	21,458	20,114
Total equity	3,453,539	2,964,230
Total liabilities and equity	$31,493,592	$31,701,061
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2024	2023	2024	2023
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$270,086	$256,242	$802,226	$721,385
Interest and fees on loans held for sale	39	152	125	448
Interest on investment securities	62,694	69,245	199,398	214,091
Interest on federal funds sold	—	45	37	639
Interest on securities purchased under agreements to resell	4,215	3,740	8,270	11,791
Interest on deposits with banks	35,034	31,738	90,096	70,328
Total interest income	372,068	361,162	1,100,152	1,018,682
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	58,177	43,795	170,586	93,992
Certificates of deposit of less than $100,000	11,073	15,499	31,787	27,049
Certificates of deposit of $100,000 and over	16,603	18,942	51,591	39,985
Interest on federal funds purchased	2,792	6,833	10,780	18,816
Interest on securities sold under agreements to repurchase	21,066	18,431	61,797	52,940
Interest on other borrowings	6	9,115	12	36,192
Total interest expense	109,717	112,615	326,553	268,974
Net interest income	262,351	248,547	773,599	749,708
Provision for credit losses	9,140	11,645	19,395	29,572
Net interest income after credit losses	253,211	236,902	754,204	720,136
NON-INTEREST INCOME
Trust fees	54,689	49,207	158,085	141,800
Bank card transaction fees	47,570	46,899	141,977	143,278
Deposit account charges and other fees	25,380	23,090	74,856	67,475
Capital market fees	5,995	3,524	14,647	9,831
Consumer brokerage services	4,619	3,820	13,505	13,582
Loan fees and sales	3,444	2,966	10,016	8,290
Other	17,328	13,443	47,031	43,910
Total non-interest income	159,025	142,949	460,117	428,166
INVESTMENT SECURITIES GAINS (LOSSES), NET	3,872	4,298	6,846	7,384
NON-INTEREST EXPENSE
Salaries and employee benefits	153,122	146,805	454,043	436,607
Data processing and software	32,194	30,744	94,876	87,617
Net occupancy	13,411	13,948	39,529	39,702
Professional and other services	8,830	8,293	26,095	26,979
Marketing	7,278	6,167	16,670	18,006
Equipment	5,286	4,697	15,387	14,411
Supplies and communication	4,963	4,963	14,343	14,178
Deposit insurance	2,930	4,029	13,301	12,859
Other	9,586	8,364	41,267	29,369
Total non-interest expense	237,600	228,010	715,511	679,728
Income before income taxes	178,508	156,139	505,656	475,958
Less income taxes	38,245	33,439	108,499	102,242
Net income	140,263	122,700	397,157	373,716
Less non-controlling interest expense (income)	2,256	2,104	6,934	5,879
Net income attributable to Commerce Bancshares, Inc.	$138,007	$120,596	$390,223	$367,837
Net income per common share — basic	$1.07	$.92	$3.01	$2.80
Net income per common share — diluted	$1.07	$.92	$3.00	$2.80
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
	(Unaudited)
Net income	$140,263	$122,700	$397,157	$373,716
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale debt securities	215,550	(133,024)	325,225	(72,440)
Change in pension loss	100	199	453	738
Unrealized gains (losses) on cash flow hedge derivatives	15,263	(24,414)	(11,170)	(34,968)
Other comprehensive income (loss), net of tax	230,913	(157,239)	314,508	(106,670)
Comprehensive income (loss)	371,176	(34,539)	711,665	267,046
Less non-controlling interest (income) expense	2,256	2,104	6,934	5,879
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$368,920	$(36,643)	$704,731	$261,167
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended September 30, 2024 and 2023

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance June 30, 2024	$655,322	$3,153,107	$235,299	$(98,176)	$(807,817)	$20,600	$3,158,335
Net income			138,007			2,256	140,263
Other comprehensive income (loss)					230,913		230,913
Distributions to non-controlling interest						(1,398)	(1,398)
Purchases of treasury stock				(44,060)			(44,060)
Issuance under stock purchase and equity compensation plans		(3,087)		3,087			—
Stock-based compensation		4,280					4,280
Cash dividends paid on common stock ($0.270 per share)			(34,794)				(34,794)
Balance September 30, 2024	$655,322	$3,154,300	$338,512	$(139,149)	$(576,904)	$21,458	$3,453,539
Balance June 30, 2023	$629,319	$2,921,365	$211,358	$(58,389)	$(1,036,295)	$17,870	$2,685,228
Net Income			120,596			2,104	122,700
Other comprehensive income (loss)					(157,239)		(157,239)
Distributions to non-controlling interest						(2,105)	(2,105)
Purchases of treasury stock				(19,978)			(19,978)
Sale of non-controlling interest of subsidiary		8				(8)	—
Issuance under stock purchase and equity compensation plans		(1,479)		1,479			—
Stock-based compensation		4,317					4,317
Cash dividends paid on common stock ($.257 per share)			(33,657)				(33,657)
Balance September 30, 2023	$629,319	$2,924,211	$298,297	$(76,888)	$(1,193,534)	$17,861	$2,599,266
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2024 and 2023

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2023	$655,322	$3,162,622	$53,183	$(35,599)	$(891,412)	$20,114	$2,964,230
Net income			390,223			6,934	397,157
Other comprehensive income (loss)					314,508		314,508
Distributions to non-controlling interest						(5,590)	(5,590)
Purchases of treasury stock				(124,603)			(124,603)
Issuance under stock purchase and equity compensation plans		(21,053)		21,053			—
Stock-based compensation		12,731					12,731
Cash dividends paid on common stock ($.810 per share)			(104,894)				(104,894)
Balance September 30, 2024	$655,322	$3,154,300	$338,512	$(139,149)	$(576,904)	$21,458	$3,453,539
Balance December 31, 2022	$629,319	$2,932,959	$31,620	$(41,743)	$(1,086,864)	$16,286	$2,481,577
Net income			367,837			5,879	373,716
Other comprehensive income (loss)					(106,670)		(106,670)
Distributions to non-controlling interest						(4,250)	(4,250)
Purchases of treasury stock				(56,541)			(56,541)
Sale of non-controlling interest of subsidiary		54				(54)	—
Issuance under stock purchase and equity compensation plans		(21,396)		21,396			—
Stock-based compensation		12,594					12,594
Cash dividends paid on common stock ($.771 per share)			(101,160)				(101,160)
Balance September 30, 2023	$629,319	$2,924,211	$298,297	$(76,888)	$(1,193,534)	$17,861	$2,599,266
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2024	2023
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$397,157	$373,716
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,395	29,572
Provision for depreciation and amortization	40,513	36,661
Amortization of investment security premiums, net	2,781	13,345
Investment securities (gains) losses, net (A)	(6,846)	(7,384)
Net (gains) losses on sales of loans held for sale	(1,823)	(705)
Originations of loans held for sale	(73,502)	(40,470)
Proceeds from sales of loans held for sale	77,468	40,775
Net (increase) decrease in trading debt securities, excluding unsettled transactions	(25,771)	14,354
Purchase of interest rate floor derivative contracts	—	(54,449)
Stock-based compensation	12,731	12,594
(Increase) decrease in interest receivable	(4,878)	(7,861)
Increase (decrease) in interest payable	(2,564)	41,622
Increase (decrease) in income taxes payable	16,791	(52)
Other changes, net	263,062	(83,973)
Net cash provided by (used in) operating activities	714,514	367,745
INVESTING ACTIVITIES:
Cash paid in acquisition, net of cash received	—	(6,365)
Distributions received from equity-method investment	—	1,434
Proceeds from sales of investment securities (A)	1,272,927	1,141,949
Proceeds from maturities/pay downs of investment securities (A)	1,753,061	1,315,175
Purchases of investment securities (A)	(2,095,180)	(190,637)
Net (increase) decrease in loans	86,128	(849,375)
Securities purchased under agreements to resell	(350,000)	—
Repayments of securities purchased under agreements to resell	325,000	375,000
Purchases of premises and equipment	(32,114)	(72,563)
Sales of premises and equipment	8,858	3,751
Net cash provided by (used in) investing activities	968,680	1,718,369
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(17,928)	(2,995,739)
Net increase (decrease) in certificates of deposit	(250,608)	1,980,677
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(726,586)	(96,553)
FHLB short-term borrowings	—	2,250,000
Repayments of FHLB borrowings	—	(1,750,000)
Net increase (decrease) in other borrowings	8,797	(6,083)
Purchases of treasury stock	(123,558)	(56,541)
Cash dividends paid on common stock and distributions to non-controlling interest	(110,484)	(101,160)
Net cash provided by (used in) financing activities	(1,220,367)	(775,399)
Increase (decrease) in cash, cash equivalents and restricted cash	462,827	1,310,715
Cash, cash equivalents and restricted cash at beginning of year	2,687,283	897,801
Cash, cash equivalents and restricted cash at September 30	$3,150,110	$2,208,516
Income tax payments, net	$86,048	$97,018
Interest paid on deposits and borrowings	$329,117	$227,352
Loans transferred to foreclosed real estate	$1,138	$133
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $111 thousand at September 30, 2024. The Company had $130 thousand in restricted cash at September 30, 2023.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2023 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the nine month period ended September 30, 2024 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at September 30, 2024 and December 31, 2023 are as follows:

(In thousands)	September 30, 2024	December 31, 2023
Commercial:
Business	$6,048,328	$6,019,036
Real estate – construction and land	1,381,607	1,446,764
Real estate – business	3,586,999	3,719,306
Personal Banking:
Real estate – personal	3,043,391	3,026,041
Consumer	2,108,281	2,077,723
Revolving home equity	342,376	319,894
Consumer credit card	574,746	589,913
Overdrafts	4,272	6,802
Total loans	$17,090,000	$17,205,479

Accrued interest receivable totaled $75.9 million and $71.9 million at September 30, 2024 and December 31, 2023, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended September 30, 2024, the Company wrote-off accrued interest by reversing interest income of $56 thousand and $1.5 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the nine months ended September 30, 2024, the Company wrote off accrued interest of $491 thousand and $4.6 million in the Commercial and Personal Banking portfolios, respectively. For the three months ended September 30, 2023, the Company reversed interest income of $237 thousand and $1.2 million in the Commercial and Personal Banking portfolios, respectively, and in the nine months ended September 30, 2023, reversed $313 thousand and $3.4 million in the Commercial and Personal Banking portfolios, respectively.

At September 30, 2024, loans of $3.6 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.8 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at September 30, 2024 and June 30, 2024 are discussed below.

Key Assumption	September 30, 2024	June 30, 2024

Overall economic forecast
•Economic growth expected to remain steady with only a slight rise in unemployment rate
•Inflation expected to move closer to the Federal Reserve's 2% target
•Expected the Federal Reserve will cut rates every other meeting in 2025

•Economic growth expected to slightly cool with no significant rise in layoffs or unemployment rate
•Inflation expected to moderate
•Expectations the Federal Reserve will start cutting rates in September 2024

Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables	•Unemployment rate is 4.3% during the supportable forecast period •Real GDP growth ranges from 1.8% to 2.2% •BBB corporate yield from 4.9% to 5.0% •Housing Price Index from 320.5 to 328.1
•Unemployment rate ranges from 4.0% to 4.2% during the reasonable and supportable forecast period
•Real GDP growth ranges from 1.7% to 2.2%
•BBB corporate yield from 5.0% to 5.4%
•Housing Price Index from 321.2 to 327.1

Prepayment assumptions	Commercial loans •Pools ranging from 0% to 5% Personal banking loans •Ranging from 7.9% to 22.9% for most loan pools •Consumer credit cards 66.6%	Commercial loans •Pools ranging from 0% to 5% Personal banking loans •Ranging from 7.7% to 22.7% for most loan pools •Consumer credit cards 66.6%
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

The current forecast projects continued low unemployment. It is expected that the Federal Reserve will cut rates at every other meeting next year.

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

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments for the three and nine months ended September 30, 2024 and 2023, respectively, follows:

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$107,217	$51,340	$158,557	$108,201	$54,194	$162,395
Provision for credit losses on loans	(63)	11,924	11,861	(551)	27,208	26,657
Deductions:
Loans charged off	362	11,395	11,757	1,528	33,262	34,790
Less recoveries on loans	255	1,923	2,178	925	5,652	6,577
Net loan charge-offs (recoveries)	107	9,472	9,579	603	27,610	28,213
Balance September 30, 2024	$107,047	$53,792	$160,839	$107,047	$53,792	$160,839
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$19,363	$1,342	$20,705	$23,909	$1,337	$25,246
Provision for credit losses on unfunded lending commitments	(2,715)	(6)	(2,721)	(7,261)	(1)	(7,262)
Balance September 30, 2024	$16,648	$1,336	$17,984	$16,648	$1,336	$17,984
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$123,695	$55,128	$178,823	$123,695	$55,128	$178,823

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$108,024	$50,661	$158,685	$103,293	$46,843	$150,136
Provision for credit losses on loans	5,201	8,142	13,343	10,203	24,952	35,155
Deductions:
Loans charged off	2,664	9,262	11,926	3,263	26,549	29,812
Less recoveries on loans	66	2,076	2,142	394	6,371	6,765
Net loan charge-offs (recoveries)	2,598	7,186	9,784	2,869	20,178	23,047
Balance September 30, 2023	$110,627	$51,617	$162,244	$110,627	$51,617	$162,244
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$27,842	$1,393	$29,235	$31,743	$1,377	$33,120
Provision for credit losses on unfunded lending commitments	(1,724)	26	(1,698)	(5,625)	42	(5,583)
Balance September 30, 2023	$26,118	$1,419	$27,537	$26,118	$1,419	$27,537
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$136,745	$53,036	$189,781	$136,745	$53,036	$189,781

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2024 and December 31, 2023.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2024
Commercial:
Business	$6,041,090	$6,388	$496	$354	$6,048,328
Real estate – construction and land	1,381,108	499	—	—	1,381,607
Real estate – business	3,563,683	8,372	—	14,944	3,586,999
Personal Banking:
Real estate – personal	3,016,598	17,048	8,601	1,144	3,043,391
Consumer	2,076,058	28,424	3,799	—	2,108,281
Revolving home equity	337,653	1,711	1,035	1,977	342,376
Consumer credit card	559,056	7,635	8,055	—	574,746
Overdrafts	4,030	242	—	—	4,272
Total	$16,979,276	$70,319	$21,986	$18,419	$17,090,000
December 31, 2023
Commercial:
Business	$5,985,713	$29,087	$614	$3,622	$6,019,036
Real estate – construction and land	1,446,764	—	—	—	1,446,764
Real estate – business	3,714,579	4,582	85	60	3,719,306
Personal Banking:
Real estate – personal	2,999,988	14,841	9,559	1,653	3,026,041
Consumer	2,036,353	38,217	3,153	—	2,077,723
Revolving home equity	315,483	1,564	870	1,977	319,894
Consumer credit card	574,805	7,525	7,583	—	589,913
Overdrafts	6,553	249	—	—	6,802
Total	$17,080,238	$96,065	$21,864	$7,312	$17,205,479

At September 30, 2024, the Company had $2.0 million in non-accrual loans that had no allowance for credit loss, compared to $4.3 million in non-accrual loans that had no allowance for credit loss at December 31, 2023. The Company did not record any interest income on non-accrual loans during the nine months ended September 30, 2024 and 2023, respectively.

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

The risk category of loans in the Commercial portfolio as of September 30, 2024 and December 31, 2023 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2024
Business
Risk Rating:
Pass	$978,443	$1,039,903	$689,744	$436,950	$184,997	$390,233	$2,081,711	$5,801,981
Special mention	17,777	10,098	9,521	21,123	156	2,187	65,461	126,323
Substandard	2,922	15,055	11,514	2,563	6,100	8,974	72,542	119,670
Non-accrual	1	80	1	—	—	272	—	354
Total Business:	$999,143	$1,065,136	$710,780	$460,636	$191,253	$401,666	$2,219,714	$6,048,328
Gross write-offs for the nine months ended September 30, 2024	$200	$245	$40	$—	$—	$17	$1,026	$1,528
Real estate-construction
Risk Rating:
Pass	$261,113	$440,772	$546,057	$92,990	$3,240	$2,821	$29,463	$1,376,456
Substandard	2,414	2,737	—	—	—	—	—	5,151
Total Real estate-construction:	$263,527	$443,509	$546,057	$92,990	$3,240	$2,821	$29,463	$1,381,607
Gross write-offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Real estate-business
Risk Rating:
Pass	$504,562	$676,908	$811,977	$460,716	$378,939	$398,500	$94,064	$3,325,666
Special mention	681	15,500	18,047	14,351	2,217	1,522	—	52,318
Substandard	1,294	24,735	32,143	16,342	4,041	115,414	102	194,071
Non-accrual	—	—	—	—	14,872	72	—	14,944
Total Real estate-business:	$506,537	$717,143	$862,167	$491,409	$400,069	$515,508	$94,166	$3,586,999
Gross write-offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Commercial loans
Risk Rating:
Pass	$1,744,118	$2,157,583	$2,047,778	$990,656	$567,176	$791,554	$2,205,238	$10,504,103
Special mention	18,458	25,598	27,568	35,474	2,373	3,709	65,461	178,641
Substandard	6,630	42,527	43,657	18,905	10,141	124,388	72,644	318,892
Non-accrual	1	80	1	—	14,872	344	—	15,298
Total Commercial loans:	$1,769,207	$2,225,788	$2,119,004	$1,045,035	$594,562	$919,995	$2,343,343	$11,016,934
Gross write-offs for the nine months ended September 30, 2024	$200	$245	$40	$—	$—	$17	$1,026	$1,528

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2023
Business
Risk Rating:
Pass	$1,609,685	$839,511	$555,991	$273,138	$215,988	$257,177	$2,096,108	$5,847,598
Special mention	19,639	3,412	19,489	643	412	2,485	43,054	89,134
Substandard	5,256	8,666	6,891	20,854	1,422	10,235	25,358	78,682
Non-accrual	—	130	1,184	—	—	2,308	—	3,622
Total Business:	$1,634,580	$851,719	$583,555	$294,635	$217,822	$272,205	$2,164,520	$6,019,036
Gross write-offs for the year ended December 31, 2023	$—	$2,260	$57	$41	$—	$—	$1,393	$3,751
Real estate-construction
Risk Rating:
Pass	$476,489	$579,933	$295,841	$41,418	$498	$2,834	$31,670	$1,428,683
Special mention	3,068	15,013	—	—	—	—	—	18,081
Total Real estate-construction:	$479,557	$594,946	$295,841	$41,418	$498	$2,834	$31,670	$1,446,764
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Real estate- business
Risk Rating:
Pass	$807,631	$1,063,189	$510,397	$433,030	$311,457	$325,738	$94,432	$3,545,874
Special mention	16,650	8,619	451	884	9,253	733	—	36,590
Substandard	2,952	18,463	27,914	17,430	11,636	58,387	—	136,782
Non-accrual	—	—	—	—	—	60	—	60
Total Real-estate business:	$827,233	$1,090,271	$538,762	$451,344	$332,346	$384,918	$94,432	$3,719,306
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$134	$—	$134
Commercial loans
Risk Rating:
Pass	$2,893,805	$2,482,633	$1,362,229	$747,586	$527,943	$585,749	$2,222,210	$10,822,155
Special mention	39,357	27,044	19,940	1,527	9,665	3,218	43,054	143,805
Substandard	8,208	27,129	34,805	38,284	13,058	68,622	25,358	215,464
Non-accrual	—	130	1,184	—	—	2,368	—	3,682
Total Commercial loans:	$2,941,370	$2,536,936	$1,418,158	$787,397	$550,666	$659,957	$2,290,622	$11,185,106
Gross write-offs for the year ended December 31, 2023	$—	$2,260	$57	$41	$—	$134	$1,393	$3,885

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of September 30, 2024 and December 31, 2023 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2024
Real estate-personal
Current to 90 days past due	$289,567	$400,647	$417,239	$493,672	$658,047	$763,703	$10,771	$3,033,646
Over 90 days past due	73	1,343	1,545	1,883	1,795	1,962	—	8,601
Non-accrual	—	—	85	113	—	946	—	1,144
Total Real estate-personal:	$289,640	$401,990	$418,869	$495,668	$659,842	$766,611	$10,771	$3,043,391
Gross write-offs for the nine months ended September 30, 2024	$—	$82	$96	$83	$—	$22	$—	$283
Consumer
Current to 90 days past due	$331,707	$408,155	$255,740	$184,678	$84,094	$67,457	$772,651	$2,104,482
Over 90 days past due	585	383	513	161	116	285	1,756	3,799
Total Consumer:	$332,292	$408,538	$256,253	$184,839	$84,210	$67,742	$774,407	$2,108,281
Gross write-offs for the nine months ended September 30, 2024	$482	$2,173	$2,089	$1,017	$408	$214	$1,722	$8,105
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$339,364	$339,364
Over 90 days past due	—	—	—	—	—	—	1,035	1,035
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$342,376	$342,376
Gross write-offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$566,691	$566,691
Over 90 days past due	—	—	—	—	—	—	8,055	8,055
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$574,746	$574,746
Gross write-offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$22,790	$22,790
Overdrafts
Current to 90 days past due	$4,272	$—	$—	$—	$—	$—	$—	$4,272
Total Overdrafts:	$4,272	$—	$—	$—	$—	$—	$—	$4,272
Gross write-offs for the nine months ended September 30, 2024	$2,084	$—	$—	$—	$—	$—	$—	$2,084
Personal banking loans
Current to 90 days past due	$625,546	$808,802	$672,979	$678,350	$742,141	$831,160	$1,689,477	$6,048,455
Over 90 days past due	658	1,726	2,058	2,044	1,911	2,247	10,846	21,490
Non-accrual	—	—	85	113	—	946	1,977	3,121
Total Personal banking loans:	$626,204	$810,528	$675,122	$680,507	$744,052	$834,353	$1,702,300	$6,073,066
Gross write-offs for the nine months ended September 30, 2024	$2,566	$2,255	$2,185	$1,100	$408	$236	$24,512	$33,262

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2023
Real estate-personal
Current to 90 days past due	$455,703	$452,153	$533,313	$711,442	$257,159	$596,439	$8,620	$3,014,829
Over 90 days past due	3,319	1,650	2,222	834	44	1,490	—	9,559
Non-accrual	—	261	167	—	157	1,068	—	1,653
Total Real estate-personal:	$459,022	$454,064	$535,702	$712,276	$257,360	$598,997	$8,620	$3,026,041
Gross write-offs for the year ended December 31, 2023	$—	$18	$—	$—	$—	$23	$—	$41
Consumer
Current to 90 days past due	$518,619	$340,104	$258,348	$127,208	$56,394	$51,302	$722,595	$2,074,570
Over 90 days past due	391	210	194	24	54	421	1,859	3,153
Total Consumer:	$519,010	$340,314	$258,542	$127,232	$56,448	$51,723	$724,454	$2,077,723
Gross write-offs for the year ended December 31, 2023	$926	$2,891	$1,939	$770	$376	$370	$1,051	$8,323
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$317,047	$317,047
Over 90 days past due	—	—	—	—	—	—	870	870
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$319,894	$319,894
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$11	$11
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$582,330	$582,330
Over 90 days past due	—	—	—	—	—	—	7,583	7,583
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$589,913	$589,913
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$24,105	$24,105
Overdrafts
Current to 90 days past due	$6,802	$—	$—	$—	$—	$—	$—	$6,802
Total Overdrafts:	$6,802	$—	$—	$—	$—	$—	$—	$6,802
Gross write-offs for the year ended December 31, 2023	$3,803	$—	$—	$—	$—	$—	$—	$3,803
Personal banking loans
Current to 90 days past due	$981,124	$792,257	$791,661	$838,650	$313,553	$647,741	$1,630,592	$5,995,578
Over 90 days past due	3,710	1,860	2,416	858	98	1,911	10,312	21,165
Non-accrual	—	261	167	—	157	1,068	1,977	3,630
Total Personal banking loans:	$984,834	$794,378	$794,244	$839,508	$313,808	$650,720	$1,642,881	$6,020,373
Gross write-offs for the year ended December 31, 2023	$4,729	$2,909	$1,939	$770	$376	$393	$25,167	$36,283

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2024 and December 31, 2023.

(In thousands)	Business Assets	Real Estate	Oil & Gas Assets	Total
September 30, 2024
Commercial:
Real estate - business	$—	$14,872	$—	$14,872
Personal Banking:
Revolving home equity	—	1,977	—	1,977
Total	$—	$16,849	$—	$16,849
December 31, 2023
Commercial:
Business	$1,183	$—	$1,238	$2,421
Personal Banking:
Revolving home equity	—	1,977	—	1,977
Total	$1,183	$1,977	$1,238	$4,398

Other Personal Banking loan information
As noted above, the credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Credit quality indicators." In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history and is considered supplementary information utilized by the Company, as management does not consider this information in evaluating the allowance for credit losses on loans. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain personal real estate loans for which FICO scores are not obtained because the loans generally pertain to commercial customer activities and are often underwritten with other collateral considerations. These loans totaled $167.7 million at September 30, 2024 and $168.9 million at December 31, 2023. The table also excludes consumer loans related to the Company's patient healthcare loan program, which totaled $225.2 million at September 30, 2024 and $211.3 million at December 31, 2023. As the healthcare loans are guaranteed by the hospital, customer FICO scores are not obtained for these loans. The personal real estate loans and consumer loans excluded below totaled less than 7% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2024 and December 31, 2023 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2024
FICO score:
Under 600	2.3%	2.4%	2.0%	5.0%
600 - 659	2.3	3.9	3.1	12.1
660 - 719	7.8	13.4	10.3	29.0
720 - 779	20.7	22.3	23.9	26.7
780 and over	66.9	58.0	60.7	27.2
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2023
FICO score:
Under 600	2.0%	2.5%	1.9%	4.7%
600 - 659	2.3	4.3	3.3	12.1
660 - 719	8.5	12.9	10.9	29.2
720 - 779	21.9	28.2	22.4	27.0
780 and over	65.3	52.1	61.5	27.0
Total	100.0%	100.0%	100.0%	100.0%

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

The following tables present the amortized cost at September 30, 2024 of loans that were modified during the three and nine months ended September 30, 2024 and the amortized cost of at September 30, 2023 of loans that were modified during the three and nine months ended September 30, 2023.

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
September 30, 2024
Commercial:
Business	$36,892	$—	$—	$—	$—	$36,892	0.6%
Real estate – construction and land	1,915	—	—	—	—	1,915	0.1
Real estate – business	70,091	—	—	—	—	70,091	2.0
Personal Banking:
Real estate – personal	42	4,024	—	—	—	4,066	0.1
Consumer	—	720	30	—	—	750	—
Consumer credit card	—	—	931	—	—	931	0.2
Total	$108,940	$4,744	$961	$—	$—	$114,645	0.7%

	For the Nine Months Ended September 30, 2024
September 30, 2024
Commercial:
Business	$54,608	$—	$—	$—	$—	$54,608	0.9%
Real estate – construction and land	1,915	—	—	—	—	1,915	0.1
Real estate – business	117,718	—	—	—	—	117,718	3.3
Personal Banking:
Real estate – personal	42	6,586	—	—	—	6,628	0.2
Consumer	—	720	84	—	44	848	—
Consumer credit card	—	—	2,642	—	—	2,642	0.5
Total	$174,283	$7,306	$2,726	$—	$44	$184,359	1.1%

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
September 30, 2023
Commercial:
Business	$3,792	$—	$—	$—	$—	$3,792	0.1%
Real estate – business	56,552	—	—	—	—	56,552	1.6
Personal Banking:
Real estate – personal	45	773	—	—	—	818	—
Consumer	—	—	49	—	31	80	—
Consumer credit card	—	—	935	72	—	1,007	0.2
Total	$60,389	$773	$984	$72	$31	$62,249	0.4%

	For the Nine Months Ended September 30, 2023
September 30, 2023
Commercial:
Business	$16,705	$—	$—	$—	$—	$16,705	0.3%
Real estate – business	106,034	—	—	—	—	106,034	2.9
Personal Banking:
Real estate – personal	289	3,313	—	—	—	3,602	0.1
Consumer	30	70	69	—	86	255	—
Consumer credit card	—	—	1,967	485	—	2,452	0.4
Total	$123,058	$3,383	$2,036	$485	$86	$129,048	0.8%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three and nine months ended September 30, 2024 and September 30, 2023.

Term Extension
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Commercial:
Business	Extended maturity by a weighted average of 5 months.	Extended maturity by a weighted average of 3 months.
Real estate – construction and land	Extended maturity by a weighted average of 2 months.
Real estate – business	Extended maturity by a weighted average of 11 months.	Extended maturity by a weighted average of 12 months.
Personal Banking:
Real estate – personal	Extended maturity by a weighted average of 2 months.	Extended maturity by a weighted average of 6 months.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Commercial:
Business	Extended maturity by a weighted average of 5 months.	Extended maturity by a weighted average of 8 months.
Real estate – construction and land	Extended maturity by a weighted average of 2 months.
Real estate – business	Extended maturity by a weighted average of 11 months.	Extended maturity by a weighted average of 13 months.
Personal Banking:
Real estate – personal	Extended maturity by a weighted average of 5 months.	Extended maturity by a weighted average of 7 months.
Consumer		Extended maturity by 10 years.

Payment Delay
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 15 years.	Deferred certain payments by a weighted average of 22 years.
Consumer	Deferred certain payments by a weighted average of 19 years.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Real estate – personal	Deferred certain payments by a weighted average of 10 years.	Deferred certain payments by a weighted average of 20 years.
Consumer	Deferred certain payments by a weighted average of 19 years.	Deferred certain payments by a weighted average of 71 months.

Interest Rate Reduction
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Personal Banking:
Consumer	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 21% to 6%.
Consumer credit card	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 21% to 6%.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Personal Banking:
Consumer	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 21% to 6%.
Consumer credit card	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 21% to 6%.

Forgiveness of Interest/Fees
Three Months Ended September 30, 2023
Personal Banking:
Consumer credit card	Approximately $5 thousand of interest and fees forgiven.

Nine Months Ended September 30, 2023
Personal Banking:
Consumer credit card	Approximately $33 thousand of interest and fees forgiven.

The Company had commitments of $9.4 million and $28.4 million at September 30, 2024 and December 31, 2023, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at September 30, 2024 of loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2024 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at September 30, 2023 of loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2023 and had been modified on or after January 1, 2023 (the date we adopted ASU 2022-02). For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Three Months Ended September 30, 2024					For the Nine Months Ended September 30, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
September 30, 2024
Commercial:
Business	$14,872	$—	$—	$—	$14,872	$14,872	$—	$—	$—	$14,872
Personal Banking:
Real estate – personal	—	2,600	—	—	2,600	—	3,728	—	—	3,728
Consumer	—	—	13	—	13	—	—	24	—	24
Consumer credit card	—	—	251	—	251	—	—	536	20	556
Total	$14,872	$2,600	$264	$—	$17,736	$14,872	$3,728	$560	$20	$19,180

	For the Three Months Ended September 30, 2023					For the Nine Months Ended September 30, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
September 30, 2023
Personal Banking:
Real estate – personal	$—	$802	$—	$—	$802	$—	$1,007	$—	$—	$1,007
Consumer	—	—	19	—	19	—	—	30	—	30
Consumer credit card	—	—	235	157	392	—	—	274	158	432
Total	$—	$802	$254	$157	$1,213	$—	$1,007	$304	$158	$1,469

The following tables present the amortized cost basis at September 30, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months as well as the amortized cost basis at September 30, 2023 of loans to borrowers experiencing financial difficulty that had been modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through September 30, 2023.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
September 30, 2024
Commercial:
Business	$56,517	$86	$—	$56,603
Real estate – construction and land	1,915	—	—	1,915
Real estate – business	102,846	—	14,872	117,718
Personal Banking:
Real estate – personal	3,220	1,151	2,601	6,972
Consumer	844	18	12	874
Consumer credit card	2,380	510	237	3,127
Total	$167,722	$1,765	$17,722	$187,209

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
September 30, 2023
Commercial:
Business	$16,705	$—	$—	$16,705
Real estate – business	106,034	—	—	106,034
Personal Banking:
Real estate – personal	2,203	597	802	3,602
Consumer	209	27	19	255
Consumer credit card	1,534	526	392	2,452
Total	$126,685	$1,150	$1,213	$129,048

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At September 30, 2024, the fair value of these loans was $1.6 million, and the unpaid principal balance was $1.6 million.

At September 30, 2024, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $1.0 million and $270 thousand at September 30, 2024 and December 31, 2023, respectively, and included in those amounts were $792 thousand and $270 thousand at September 30, 2024 and December 31, 2023, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $2.3 million and $1.8 million at September 30, 2024 and December 31, 2023. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at September 30, 2024 and December 31, 2023.

(In thousands)	September 30, 2024	December 31, 2023
Available for sale debt securities	$9,167,681	$9,684,760
Trading debt securities	42,645	28,830
Equity securities:
Readily determinable fair value	48,262	5,723
No readily determinable fair value	8,853	6,978
Other:
Federal Reserve Bank stock	35,451	35,166
Federal Home Loan Bank stock	10,119	10,640
Private equity investments	170,973	176,667
Total investment securities (1)	$9,483,984	$9,948,764
(1)Accrued interest receivable totaled $29.7 million and $28.9 million at September 30, 2024 and December 31, 2023, respectively, and was included within other assets on the consolidated balance sheets.

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

Equity Securities
The Company’s equity securities portfolio includes mutual funds, common stock, and preferred stock with readily determinable fair values as well as equity securities with no readily determinable fair value. The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. At March 31, 2024, this portfolio included the Company’s 823,447 shares of Visa Inc. (“Visa”) Class B-1 common stock (formerly Class B common stock), which were held by Commerce Bancshares, Inc. The Company’s Visa Class B-1 shares had a carrying value of zero at March 31, 2024, as there had not been observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

As a result of the exchange, the Company elected the measurement alternative approach for its Visa Class C common stock and marked the stock to fair value, recording a gain based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock. During the second quarter of 2024, the Company sold 436 thousand shares of Visa Class A common stock at an average price of $274.91, resulting in proceeds of $119.8 million. During the third quarter of 2024, the Company sold 218 thousand Visa Class A shares at an average price of $260.56, resulting of proceeds of $56.8 million. As of September 30, 2024, the Company has sold all of the Visa Class C shares it received from the Visa Exchange Offer. The Company’s Visa Class B-2 common stock will continue to be carried at cost of $0 as the Company elected the measurement alternative approach for these shares as well, and there are not observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa Class B-2 shares held by the Company.

Changes in equity investments with no readily determinable fair value for each period were as follows:

	Three Months Ended September 30	Nine Months Ended September 30
(In thousands)	2024	2024
Balance at beginning of period	$65,780	$6,978
Observable upward price adjustments	—	178,227
Observable downward price adjustments	(416)	(416)
Impairment charges	—	—
Sales of securities and other activity	(56,511)	(175,936)
Balance at end of period	$8,853	$8,853

Net gains and losses for the Company's equity securities portfolio during the nine months ended September 30, 2024 were as follows:

Nine Months Ended September 30
(In thousands)	2024
Net gains (losses) recognized during the period on equity securities	$178,098
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(176,755)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$1,343

Available for sale debt securities portfolio
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of September 30, 2024 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$351,471	$351,904
After 1 but within 5 years	1,409,595	1,421,048
After 5 but within 10 years	627,728	633,888
Total U.S. government and federal agency obligations	2,388,794	2,406,840
Government-sponsored enterprise obligations:
After 5 but within 10 years	4,747	4,493
After 10 years	50,686	41,006
Total government-sponsored enterprise obligations	55,433	45,499
State and municipal obligations:
Within 1 year	79,170	78,140
After 1 but within 5 years	362,816	344,045
After 5 but within 10 years	287,859	258,797
After 10 years	119,682	101,400
Total state and municipal obligations	849,527	782,382
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,295,653	3,673,971
Non-agency mortgage-backed securities	663,426	609,344
Asset-backed securities	1,484,628	1,444,597
Total mortgage and asset-backed securities	6,443,707	5,727,912
Other debt securities:
Within 1 year	74,972	74,027
After 1 but within 5 years	81,414	76,980
After 5 but within 10 years	49,207	43,786
After 10 years	11,000	10,255
Total other debt securities	216,593	205,048
Total available for sale debt securities	$9,954,054	$9,167,681

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $411.0 million, at fair value, at September 30, 2024. Interest earned on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At September 30, 2024, the fair value of securities on this watch list was $814.5 million compared to $1.2 billion at December 31, 2023. Almost all of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the significant increase in interest rates and were analyzed outside of the cash flow model. At September 30, 2024, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of September 30, 2024, the Company did not identify any securities for which a credit loss exists, and for the nine months ended September 30, 2024 and 2023, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At September 30, 2024, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
U.S. government and federal agency obligations	$359,913	$851	$357,083	$12,528	$716,996	$13,379
Government-sponsored enterprise obligations	—	—	45,499	9,934	45,499	9,934
State and municipal obligations	7,676	476	756,489	66,715	764,165	67,191
Mortgage and asset-backed securities:
Agency mortgage-backed securities	314	1	3,636,235	622,281	3,636,549	622,282
Non-agency mortgage-backed securities	27	—	604,980	54,228	605,007	54,228
Asset-backed securities	28,052	1,078	1,273,016	39,177	1,301,068	40,255
Total mortgage and asset-backed securities	28,393	1,079	5,514,231	715,686	5,542,624	716,765
Other debt securities	—	—	205,048	11,545	205,048	11,545
Total	$395,982	$2,406	$6,878,350	$816,408	$7,274,332	$818,814
December 31, 2023
U.S. government and federal agency obligations	$51,585	$809	$714,400	$24,025	$765,985	$24,834
Government-sponsored enterprise obligations	—	—	43,962	11,696	43,962	11,696
State and municipal obligations	24,022	760	1,167,607	148,478	1,191,629	149,238
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,382	59	3,875,432	720,649	3,879,814	720,708
Non-agency mortgage-backed securities	—	—	1,152,045	173,526	1,152,045	173,526
Asset-backed securities	19,086	156	2,081,293	93,076	2,100,379	93,232
Total mortgage and asset-backed securities	23,468	215	7,108,770	987,251	7,132,238	987,466
Other debt securities	—	—	460,136	47,250	460,136	47,250
Total	$99,075	$1,784	$9,494,875	$1,218,700	$9,593,950	$1,220,484

The entire available for sale debt portfolio included $7.3 billion of securities that were in a loss position at September 30, 2024, compared to $9.6 billion at December 31, 2023.  The total amount of unrealized loss on these securities was $818.8 million at September 30, 2024, a decrease of $401.7 million compared to the unrealized loss at December 31, 2023.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at September 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
U.S. government and federal agency obligations	$2,388,794	$31,425	$(13,379)	$—	$2,406,840
Government-sponsored enterprise obligations	55,433	—	(9,934)	—	45,499
State and municipal obligations	849,527	46	(67,191)	—	782,382
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,295,653	600	(622,282)	—	3,673,971
Non-agency mortgage-backed securities	663,426	146	(54,228)	—	609,344
Asset-backed securities	1,484,628	224	(40,255)	—	1,444,597
Total mortgage and asset-backed securities	6,443,707	970	(716,765)	—	5,727,912
Other debt securities	216,593	—	(11,545)	—	205,048
Total	$9,954,054	$32,441	$(818,814)	$—	$9,167,681
December 31, 2023
U.S. government and federal agency obligations	$841,267	$81	$(24,834)	$—	$816,514
Government-sponsored enterprise obligations	55,658	—	(11,696)	—	43,962
State and municipal obligations	1,346,633	24	(149,238)	—	1,197,419
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,621,821	233	(720,708)	—	3,901,346
Non-agency mortgage-backed securities	1,331,288	136	(173,526)	—	1,157,898
Asset-backed securities	2,200,712	5	(93,232)	—	2,107,485
Total mortgage and asset-backed securities	8,153,821	374	(987,466)	—	7,166,729
Other debt securities	507,386	—	(47,250)	—	460,136
Total	$10,904,765	$479	$(1,220,484)	$—	$9,684,760

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2024	2023
Proceeds from sales of securities:
Available for sale debt securities	$1,057,589	$1,101,782
Equity securities	176,780	—
Other investments	38,558	40,167
Total proceeds	$1,272,927	$1,141,949

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$—	$143
Losses realized on sales	(192,938)	(8,587)
Equity securities:
Gains (losses) on equity securities, net	178,098	(757)
Other:
Gains realized on sales	3,082	884
Losses realized on sales	(1,601)	(1,245)
Fair value adjustments, net	20,205	16,946
Total investment securities gains (losses), net	$6,846	$7,384

Net gains on investment securities for the nine months ended September 30, 2024 were mainly comprised of net gains of $178.1 million on equity investments and net gains in fair value of $20.2 million recorded on private equity investments. These gains were largely offset by net losses of $192.9 million on sales of available for sale securities.

Subsequent to the successful close of the Exchange Offer in early May 2024, the Company approved and executed a plan to reposition a portion of its available for sale debt securities portfolio during the second quarter of 2024 through the sale of securities with an amortized cost of $1.2 billion. The securities that the Company sold had a yield of approximately 2.1%, which resulted in a loss of $179.1 million, and the Company reinvested $928.8 million of the proceeds into U.S. Treasury securities yielding approximately 4.6%.

Pledged securities

At September 30, 2024, securities totaling $6.2 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $7.5 billion at December 31, 2023. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2024				December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(5,246)	$—	$304	$5,550	$(5,092)	$—	$458
Mortgage servicing rights	13,588	(3,770)	—	9,818	13,723	(3,602)	—	10,121
Total	$19,138	$(9,016)	$—	$10,122	$19,273	$(8,694)	$—	$10,579

Aggregate amortization expense on intangible assets was $318 thousand and $344 thousand for the three month periods ended September 30, 2024 and 2023, respectively, and $969 thousand and $1.1 million for the nine month periods ended September 30, 2024 and 2023, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2024. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2024	$1,279
2025	1,264
2026	1,094
2027	937
2028	808

Changes in the carrying amount of goodwill and other intangible assets for the nine month period ended September 30, 2024 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2024	$146,539	$3,600	$458	$10,121
Originations, net of disposals	—	—	—	512
Amortization	—	—	(154)	(815)
Balance September 30, 2024	$146,539	$3,600	$304	$9,818

Goodwill allocated to the Company’s operating segments at September 30, 2024 and December 31, 2023 is shown below.

(In thousands)	September 30, 2024	December 31, 2023
Consumer segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	746	746
Total goodwill	$146,539	$146,539

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2024, that net liability was $3.9 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $627.0 million at September 30, 2024.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2024, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 years to 15 years. At September 30, 2024, the fair value of the Company's guarantee liabilities for RPAs was $141 thousand, and the notional amount of the underlying swaps was $434.4 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

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

The following table provides the components of lease income.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands)	2024	2023	2024	2023
Direct financing and sales-type leases	$9,409	$8,160	$27,464	$22,456
Operating leases(a)	4,249	3,399	12,641	9,215
Total lease income	$13,658	$11,559	$40,105	$31,671
(a) Includes rent from Tower Properties Company, a related party, of $20 thousand and $19 thousand for the three month periods ended September 30, 2024 and 2023, respectively, and $58 thousand for both the nine month periods ended September 30, 2024 and 2023.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
Service cost	$97	$120	$290	$352
Interest cost on projected benefit obligation	1,062	1,146	3,287	3,461
Expected return on plan assets	(1,066)	(1,035)	(3,104)	(3,037)
Amortization of prior service cost	(45)	(68)	(136)	(203)
Amortization of unrecognized net loss (gain)	177	332	739	1,186
Net periodic pension cost	$225	$495	$1,076	$1,759

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first nine months of 2024, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2024	2023	2024	2023
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$138,007	$120,596	$390,223	$367,837
Less income allocated to nonvested restricted stock	1,289	1,073	3,646	3,257
Net income allocated to common stock	$136,718	$119,523	$386,577	$364,580
Weighted average common shares outstanding	127,826	129,904	128,440	130,061
Basic income per common share	$1.07	$.92	$3.01	$2.80
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$138,007	$120,596	$390,223	$367,837
Less income allocated to nonvested restricted stock	1,288	1,072	3,643	3,254
Net income allocated to common stock	$136,719	$119,524	$386,580	$364,583
Weighted average common shares outstanding	127,826	129,904	128,440	130,061
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	169	105	155	167
Weighted average diluted common shares outstanding	127,995	130,009	128,595	130,228
Diluted income per common share	$1.07	$.92	$3.00	$2.80

Unexercised stock appreciation rights of 361 thousand and 565 thousand for the three month periods ended September 30, 2024 and 2023, respectively, and 391 thousand and 359 thousand for the nine month periods ended September 30, 2024 and 2023, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2024	$(915,001)	$(13,596)	$37,185	$(891,412)
Other comprehensive income (loss) before reclassifications to current earnings	240,695	—	(6,199)	234,496
Amounts reclassified to current earnings from accumulated other comprehensive income	192,938	603	(8,693)	184,848
Current period other comprehensive income (loss), before tax	433,633	603	(14,892)	419,344
Income tax (expense) benefit	(108,408)	(150)	3,722	(104,836)
Current period other comprehensive income (loss), net of tax	325,225	453	(11,170)	314,508
Balance September 30, 2024	$(589,776)	$(13,143)	$26,015	$(576,904)
Balance January 1, 2023	$(1,124,915)	$(17,186)	$55,237	$(1,086,864)
Other comprehensive income (loss) before reclassifications to current earnings	(105,030)	—	(34,530)	(139,560)
Amounts reclassified to current earnings from accumulated other comprehensive income	8,444	983	(12,093)	(2,666)
Current period other comprehensive income (loss), before tax	(96,586)	983	(46,623)	(142,226)
Income tax (expense) benefit	24,146	(245)	11,655	35,556
Current period other comprehensive income (loss), net of tax	(72,440)	738	(34,968)	(106,670)
Balance September 30, 2023	$(1,197,355)	$(16,448)	$20,269	$(1,193,534)
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

(In thousands)	Consumer	Commercial	Wealth	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2024
Net interest income	$130,309	$135,511	$20,966	$(24,435)	$262,351
Provision for credit losses	(9,526)	(186)	146	426	(9,140)
Non-interest income	26,256	64,547	61,841	6,381	159,025
Investment securities gains (losses), net	—	—	—	3,872	3,872
Non-interest expense	(85,952)	(101,767)	(40,059)	(9,822)	(237,600)
Income before income taxes	$61,087	$98,105	$42,894	$(23,578)	$178,508
Nine Months Ended September 30, 2024
Net interest income	$384,700	$387,387	$66,390	$(64,878)	$773,599
Provision for credit losses	(27,451)	(952)	150	8,858	(19,395)
Non-interest income	76,591	193,501	179,840	10,185	460,117
Investment securities gains (losses), net	—	—	—	6,846	6,846
Non-interest expense	(248,478)	(301,341)	(118,512)	(47,180)	(715,511)
Income before income taxes	$185,362	$278,595	$127,868	$(86,169)	$505,656
Three Months Ended September 30, 2023
Net interest income	$135,632	$128,173	$23,389	$(38,647)	$248,547
Provision for loan losses	(7,048)	(2,723)	(1)	(1,873)	(11,645)
Non-interest income	24,939	61,195	55,378	1,437	142,949
Investment securities gains (losses), net	—	—	—	4,298	4,298
Non-interest expense	(82,322)	(98,859)	(38,912)	(7,917)	(228,010)
Income before income taxes	$71,201	$87,786	$39,854	$(42,702)	$156,139
Nine Months Ended September 30, 2023
Net interest income	$421,327	$393,318	$76,807	$(141,744)	$749,708
Provision for credit losses	(19,784)	(3,206)	(14)	(6,568)	(29,572)
Non-interest income	74,773	184,288	162,835	6,270	428,166
Investment securities gains (losses), net	—	—	—	7,384	7,384
Non-interest expense	(243,004)	(290,953)	(119,019)	(26,752)	(679,728)
Income before income taxes	$233,312	$283,447	$120,609	$(161,410)	$475,958

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

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for credit losses in this category contains the difference between net loan charge-offs assigned directly to the segments and the recorded provision for credit loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment. Additionally, interest expense on the Company's brokered certificates of deposit is included in this column, as the Company's brokered certificates of deposit are not allocated to a segment.

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

(In thousands)	September 30, 2024	December 31, 2023
Interest rate swaps	$2,059,186	$2,166,393
Interest rate floors	2,000,000	2,000,000
Interest rate caps	183,899	336,682
Credit risk participation agreements	618,186	653,887
Foreign exchange contracts	17,798	30,401
Mortgage loan commitments	9,788	3,004
Mortgage loan forward sale contracts	368	1,349
Forward TBA contracts	9,000	3,000
Total notional amount	$4,898,225	$5,194,716

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

As of September 30, 2024, the Company held four interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.0 billion and are forward-starting. Each of the four interest rate floors has a six-year term and a notional amount of $500.0 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031

The premium paid for the floors totaled $90.2 million. At September 30, 2024, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 6.8 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of September 30, 2024, net deferred gains on the interest rate floors totaled $117.8 thousand (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of September 30,

2024, it is expected that $10.7 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of September 30, 2024, the total realized gains on the monetized cash flow hedges remaining in AOCI was $34.6 million (pre-tax), which will be reclassified into interest income over the next 2.2 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at September 30, 2024 that is expected to be reclassified into income within the next 12 months is $20.8 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis on its consolidated balance sheets, and these are reported in other assets and other liabilities. In prior years, certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swap. There was no reduction to positive or negative fair values of cleared swaps at September 30, 2024 and December 31, 2023.

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2024	Dec. 31, 2023	Sept. 30, 2024	Dec. 31, 2023
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$72,761	$78,960	$—	$—
Total derivatives designated as hedging instruments	$72,761	$78,960	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$26,288	$35,816	$(26,288)	$(35,816)
Interest rate caps	87	1,391	(87)	(1,391)
Credit risk participation agreements	105	77	(141)	(194)
Foreign exchange contracts	403	534	(369)	(479)
Mortgage loan commitments	192	89	—	(1)
Mortgage loan forward sale contracts	10	8	—	—
Forward TBA contracts	16	1	(11)	(18)
Total derivatives not designated as hedging instruments	$27,101	$37,916	$(26,896)	$(37,899)
Total	$99,862	$116,876	$(26,896)	$(37,899)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended September 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$23,168	$13,673	$9,495	Interest and fees on loans	$2,816	$7,072	$(4,256)
Total	$23,168	$13,673	$9,495	Total	$2,816	$7,072	$(4,256)
For the Nine Months Ended September 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$(6,199)	$3,565	$(9,764)	Interest and fees on loans	$8,693	$21,369	$(12,676)
Total	$(6,199)	$3,565	$(9,764)	Total	$8,693	$21,369	$(12,676)
For the Three Months Ended September 30, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(29,007)	$—	$(29,007)	Interest and fees on loans	$3,543	$7,459	$(3,916)
Total	$(29,007)	$—	$(29,007)	Total	$3,543	$7,459	$(3,916)
For the Nine Months Ended September 30, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(34,530)	$—	$(34,530)	Interest and fees on loans	$12,093	$22,358	$(10,265)
Total	$(34,530)	$—	$(34,530)	Total	$12,093	$22,358	$(10,265)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2024	2023	2024	2023
Derivative instruments:
Interest rate swaps	Other non-interest income	$239	$365	$1,562	$2,861
Interest rate caps	Other non-interest income	—	23	—	23
Credit risk participation agreements	Other non-interest income	—	123	(214)	107
Foreign exchange contracts	Other non-interest income	(42)	122	(21)	93
Mortgage loan commitments	Loan fees and sales	52	(23)	105	35
Mortgage loan forward sale contracts	Loan fees and sales	1	—	1	—
Forward TBA contracts	Loan fees and sales	(141)	63	(127)	113
Total		$109	$673	$1,306	$3,232

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
September 30, 2024
Assets:
Derivatives subject to master netting agreements	$99,544	$—	$99,544	$(10,865)	$(76,526)	$12,153
Derivatives not subject to master netting agreements	318	—	318
Total derivatives	$99,862	$—	$99,862
Liabilities:
Derivatives subject to master netting agreements	$26,435	$—	$26,435	$(10,865)	$—	$15,570
Derivatives not subject to master netting agreements	461	—	461
Total derivatives	$26,896	$—	$26,896
December 31, 2023
Assets:
Derivatives subject to master netting agreements	$116,702	$—	$116,702	$(3,930)	$(107,492)	$5,280
Derivatives not subject to master netting agreements	174	—	174
Total derivatives	$116,876	$—	$116,876
Liabilities:
Derivatives subject to master netting agreements	$37,300	$—	$37,300	$(3,930)	$—	$33,370
Derivatives not subject to master netting agreements	599	—	599
Total derivatives	$37,899	$—	$37,899

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
September 30, 2024
Total resale agreements, subject to master netting arrangements	$475,000	$—	$475,000	$—	$(475,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,068,599	—	2,068,599	—	(2,068,599)	—
December 31, 2023
Total resale agreements, subject to master netting arrangements	$450,000	$—	$450,000	$—	$(450,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,647,510	—	2,647,510	—	(2,647,510)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2024 and December 31, 2023, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2024
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$164,610	$—	$—	$164,610
Government-sponsored enterprise obligations	10,744	—	—	10,744
Agency mortgage-backed securities	1,347,933	10,600	19,950	1,378,483
Non-agency mortgage-backed securities	10,186	—	—	10,186
Asset-backed securities	392,358	19,904	28,458	440,720
Other debt securities	63,856	—	—	63,856
Total repurchase agreements, gross amount recognized	$1,989,687	$30,504	$48,408	$2,068,599
December 31, 2023
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$170,293	$—	$—	$170,293
Government-sponsored enterprise obligations	8,749	—	—	8,749
Agency mortgage-backed securities	1,833,840	27,264	17,200	1,878,304
Non-agency mortgage-backed securities	10,566	—	—	10,566
Asset-backed securities	516,726	9,606	20,000	546,332
Other debt securities	33,265	—	—	33,265
Total repurchase agreements, gross amount recognized	$2,573,439	$36,870	$37,200	$2,647,509

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $4.3 million in the three months ended September 30, 2024 and 2023 respectively, and $12.7 million and $12.6 million in the nine months ended September 30, 2024 and 2023, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2024, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,166,335	$58.48
Granted	333,949	52.33
Vested	(260,038)	52.10
Forfeited	(43,968)	59.06
Nonvested at September 30, 2024	1,196,278	$58.13

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

Weighted per share average fair value at grant date	$14.88
Assumptions:
Dividend yield	2.1%
Volatility	29.3%
Risk-free interest rate	4.2%
Expected term	6.0 years

A summary of SAR activity during the first nine months of 2024 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,023,321	$47.10
Granted	117,974	52.00
Forfeited	(5,950)	59.15
Expired	(6,864)	50.17
Exercised	(232,179)	37.82
Outstanding at September 30, 2024	896,302	$50.05	5.3 years	$9,399

14. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the nine months ended September 30, 2024, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
Trust fees	$54,689	$49,207	$158,085	$141,800
Bank card transaction fees	47,570	46,899	141,977	143,278
Deposit account charges and other fees	25,380	23,090	74,856	67,475
Consumer brokerage services	4,619	3,820	13,505	13,582
Other non-interest income	14,496	11,912	37,337	29,737
Total non-interest income from contracts with customers	146,754	134,928	425,760	395,872
Other non-interest income (1)	12,271	8,021	34,357	32,294
Total non-interest income	$159,025	$142,949	$460,117	$428,166
(1) This revenue is not within the scope of ASC 606, and includes fees relating to bond trading activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments contributed approximately 30% and 69%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income were earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the nine month periods ended September 30, 2024 and 2023 for the Company’s significant revenue from contracts with customers.

(In thousands)	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Bank card transaction fees	$15,701	$18,069	$15,160	$17,254
Trust fees	2,198	1,764	1,886	2,038
Deposit account charges and other fees	6,813	6,588	5,762	6,631
Consumer brokerage services	—	8	74	949

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the September 30, 2024 and December 31, 2023 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2024 or the year ended December 31, 2023.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Assets:
Residential mortgage loans held for sale	$1,605	$—	$1,605	$—
Available for sale debt securities:
U.S. government and federal agency obligations	2,406,840	2,406,840	—	—
Government-sponsored enterprise obligations	45,499	—	45,499	—
State and municipal obligations	782,382	—	781,431	951
Agency mortgage-backed securities	3,673,971	—	3,673,971	—
Non-agency mortgage-backed securities	609,344	—	609,344	—
Asset-backed securities	1,444,597	—	1,444,597	—
Other debt securities	205,048	—	205,048	—
Trading debt securities	42,645	—	42,645	—
Equity securities	48,262	48,262	—	—
Private equity investments	170,973	—	—	170,973
Derivatives *	99,862	—	99,565	297
Assets held in trust for deferred compensation plan	21,989	21,989	—	—
Total assets	9,553,017	2,477,091	6,903,705	172,221
Liabilities:
Derivatives *	26,896	—	26,755	141
Liabilities held in trust for deferred compensation plan	21,989	21,989	—	—
Total liabilities	$48,885	$21,989	$26,755	$141
December 31, 2023
Assets:
Residential mortgage loans held for sale	$1,585	$—	$1,585	$—
Available for sale debt securities:
U.S. government and federal agency obligations	816,514	816,514	—	—
Government-sponsored enterprise obligations	43,962	—	43,962	—
State and municipal obligations	1,197,419	—	1,196,472	947
Agency mortgage-backed securities	3,901,346	—	3,901,346	—
Non-agency mortgage-backed securities	1,157,898	—	1,157,898	—
Asset-backed securities	2,107,485	—	2,107,485	—
Other debt securities	460,136	—	460,136	—
Trading debt securities	28,830	—	28,830	—
Equity securities	5,723	5,723	—	—
Private equity investments	176,667	—	—	176,667
Derivatives *	116,876	—	116,710	166
Assets held in trust for deferred compensation plan	20,538	20,538	—	—
Total assets	10,034,979	842,775	9,014,424	177,780
Liabilities:
Derivatives *	37,899	—	37,704	195
Liabilities held in trust for deferred compensation plan	20,538	20,538	—	—
Total liabilities	$58,437	$20,538	$37,704	$195
* The fair value of each class of derivative is shown in Note 11.

The changes in the Company's Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended September 30, 2024
Balance June 30, 2024	$953	$178,321	$179,274
Total gains or losses (realized/unrealized):
Included in earnings	—	7,428	7,428
Included in other comprehensive income *	(2)	—	(2)
Purchases of private equity investments	—	375	375
Sale/pay down of private equity investments	—	(15,139)	(15,139)
Capitalized interest/dividends	—	(12)	(12)
Balance at September 30, 2024	$951	$170,973	$171,924
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$—	$7,428	$7,428
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$(2)	$—	$(2)
For the nine months ended September 30, 2024
Balance January 1, 2024	$947	$176,667	$177,614
Total gains or losses (realized/unrealized):
Included in earnings	—	20,205	20,205
Included in other comprehensive income *	3	—	3
Discount accretion	1	—	1
Purchases of private equity investments	—	11,322	11,322
Sale/pay down of private equity investments	—	(37,103)	(37,103)
Capitalized interest/dividends	—	(118)	(118)
Balance at September 30, 2024	$951	$170,973	$171,924
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$—	$10,480	$10,480
*Total gains or losses for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$3	$—	$3

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended September 30, 2023
Balance at June 30, 2023	$920	$172,732	$173,652
Total gains or losses (realized/unrealized):
Included in earnings	—	5,605	5,605
Included in other comprehensive income *	18	—	18
Sale/pay down of private equity investments	—	(13,342)	(13,342)
Capitalized interest/dividends	—	327	327
Balance at September 30, 2023	$938	$165,322	$166,260
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$—	$5,605	$5,605
*Total gains or losses for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$17	$—	$17
For the nine months ended September 30, 2023
Balance January 1, 2023	$1,841	$178,127	$179,968
Total gains or losses (realized/unrealized):
Included in earnings	—	16,946	16,946
Included in other comprehensive income *	49	—	49
Investment securities called	(1,000)	—	(1,000)
Discount accretion	48	—	48
Purchases of private equity investments	—	10,756	10,756
Sale/pay down of private equity investments	—	(40,834)	(40,834)
Capitalized interest/dividends	—	327	327
Balance at September 30, 2023	$938	$165,322	$166,260
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$—	$17,446	$17,446
*Total gains or losses for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$27	$—	$27
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Company's Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Investment Securities Gains (Losses), Net
For the three months ended September 30, 2024
Total gains or losses included in earnings	$7,428
Change in unrealized gains or losses relating to assets still held at September 30, 2024	$7,428
For the nine months ended September 30, 2024
Total gains or losses included in earnings	$20,205
Change in unrealized gains or losses relating to assets still held at September 30, 2024	$10,480
For the three months ended September 30, 2023
Total gains or losses included in earnings	$5,605
Change in unrealized gains or losses relating to assets still held at September 30, 2023	$5,605
For the nine months ended September 30, 2023
Total gains or losses included in earnings	$16,946
Change in unrealized gains or losses relating to assets still held at September 30, 2023	$17,446

Level 3 Inputs
The Company's Level 3 measurements at September 30, 2024, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	3.8	-	6.0	5.1
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first nine months of 2024 and 2023, and still held as of September 30, 2024 and 2023, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2024 and 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2024
Collateral dependent loans	$14,872	$—	$—	$14,872	$(2,646)

September 30, 2023
Collateral dependent loans	$4,029	$—	$—	$4,029	$(2,059)
Long- lived assets	1,894	—	—	1,894	(164)

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2024 and December 31, 2023:

	Carrying Amount	Estimated Fair Value at September 30, 2024
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,048,328	$—	$—	$5,943,194	$5,943,194
Real estate - construction and land	1,381,607	—	—	1,355,750	1,355,750
Real estate - business	3,586,999	—	—	3,497,040	3,497,040
Real estate - personal	3,043,391	—	—	2,673,302	2,673,302
Consumer	2,108,281	—	—	2,073,335	2,073,335
Revolving home equity	342,376	—	—	339,322	339,322
Consumer credit card	574,746	—	—	531,160	531,160
Overdrafts	4,272	—	—	4,160	4,160
Total loans	17,090,000	—	—	16,417,263	16,417,263
Loans held for sale	1,707	—	1,707	—	1,707
Investment securities	9,475,131	2,455,102	6,802,535	217,494	9,475,131
Federal funds sold	10	10	—	—	10
Securities purchased under agreements to resell	475,000	—	—	488,935	488,935
Interest earning deposits with banks	2,642,048	2,642,048	—	—	2,642,048
Cash and due from banks	507,941	507,941	—	—	507,941
Derivative instruments	99,862	—	99,565	297	99,862
Assets held in trust for deferred compensation plan	21,989	21,989	—	—	21,989
Total	$30,313,688	$5,627,090	$6,903,807	$17,123,989	$29,654,886
Financial Liabilities
Non-interest bearing deposits	$7,396,153	$7,396,153	$—	$—	$7,396,153
Savings, interest checking and money market deposits	15,216,557	15,216,557	—	—	15,216,557
Certificates of deposit	2,625,082	—	—	2,670,740	2,670,740
Federal funds purchased	113,630	113,630	—	—	113,630
Securities sold under agreements to repurchase	2,068,599	—	—	2,071,881	2,071,881
Other borrowings	10,178	2,436	7,742	—	10,178
Derivative instruments	26,896	—	26,755	141	26,896
Liabilities held in trust for deferred compensation plan	21,989	21,989	—	—	21,989
Total	$27,479,084	$22,750,765	$34,497	$4,742,762	$27,528,024

	Carrying Amount	Estimated Fair Value at December 31, 2023
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,019,036	$—	$—	$5,873,549	$5,873,549
Real estate - construction and land	1,446,764	—	—	1,420,522	1,420,522
Real estate - business	3,719,306	—	—	3,594,834	3,594,834
Real estate - personal	3,026,041	—	—	2,568,026	2,568,026
Consumer	2,077,723	—	—	2,016,334	2,016,334
Revolving home equity	319,894	—	—	317,013	317,013
Consumer credit card	589,913	—	—	550,464	550,464
Overdrafts	6,802	—	—	6,649	6,649
Total loans	17,205,479	—	—	16,347,391	16,347,391
Loans held for sale	4,177	—	4,177	—	4,177
Investment securities	9,941,786	822,237	8,896,129	223,420	9,941,786
Federal funds sold	5,025	5,025	—	—	5,025
Securities purchased under agreements to resell	450,000	—	—	444,448	444,448
Interest earning deposits with banks	2,239,010	2,239,010	—	—	2,239,010
Cash and due from banks	443,147	443,147	—	—	443,147
Derivative instruments	116,876	—	116,710	166	116,876
Assets held in trust for deferred compensation plan	20,538	20,538	—	—	20,538
Total	$30,426,038	$3,529,957	$9,017,016	$17,015,425	$29,562,398
Financial Liabilities
Non-interest bearing deposits	$7,975,935	$7,975,935	$—	$—	$7,975,935
Savings, interest checking and money market deposits	14,512,273	14,512,273	—	—	14,512,273
Certificates of deposit	2,875,690	—	—	2,916,627	2,916,627
Federal funds purchased	261,305	261,305	—	—	261,305
Securities sold under agreements to repurchase	2,647,510	—	—	2,650,951	2,650,951
Other borrowings	1,366	—	1,366	—	1,366
Derivative instruments	37,899	—	37,704	195	37,899
Liabilities held in trust for deferred compensation plan	20,538	20,538	—	—	20,538
Total	$28,332,516	$22,770,051	$39,070	$5,567,773	$28,376,894

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at September 30, 2024, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2023 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Annual Report on Form 10-K. During the quarter ended September 30, 2024, there were no material changes to the Risk Factors disclosed in the Company's 2023 Annual Report on Form 10-K.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2024	2023		2024	2023
Per Share Data
Net income per common share — basic	$1.07	$.92	*	$3.01	$2.80	*
Net income per common share — diluted	1.07	.92	*	3.00	2.80	*
Cash dividends on common stock	.270	.257	*	.810	.771	*
Book value per common share				26.90	19.90	*
Market price				59.40	45.70	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	69.93%	66.39%		70.17%	65.85%
Non-interest bearing deposits to total deposits	29.92	31.05		29.98	33.23
Equity to loans (1)	19.18	15.90		18.02	16.00
Equity to deposits	13.41	10.55		12.65	10.53
Equity to total assets	10.68	8.40		10.11	8.31
Return on total assets	1.80	1.49		1.71	1.53
Return on equity	16.81	17.73		16.92	18.42
(Based on end-of-period data)
Non-interest income to revenue (2)	37.74	36.51		37.30	36.35
Efficiency ratio (3)	56.31	58.15		57.92	57.62
Tier I common risk-based capital ratio				16.70	15.11
Tier I risk-based capital ratio				16.70	15.11
Total risk-based capital ratio				17.47	15.90
Tangible common equity to tangible assets ratio (4)				10.47	7.78
Tier I leverage ratio				12.31	10.87
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

	September 30
(Dollars in thousands)	2024	2023
Total equity	$3,453,539	$2,599,266
Less non-controlling interest	21,458	17,861
Less goodwill	146,539	146,539
Less intangible assets*	3,904	4,111
Total tangible common equity (a)	$3,281,638	$2,430,755
Total assets	$31,493,592	$31,376,692
Less goodwill	146,539	146,539
Less intangible assets*	3,904	4,111
Total tangible assets (b)	$31,343,149	$31,226,042
Tangible common equity to tangible assets ratio (a)/(b)	10.47%	7.78%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2024	2023	% change	2024	2023	% change
Net interest income (expense)	$262,351	$248,547	5.6%	$773,599	$749,708	3.2%
Provision for credit losses	(9,140)	(11,645)	(21.5)	(19,395)	(29,572)	(34.4)
Non-interest income	159,025	142,949	11.2	460,117	428,166	7.5
Investment securities gains (losses), net	3,872	4,298	(9.9)	6,846	7,384	(7.3)
Non-interest expense	(237,600)	(228,010)	4.2	(715,511)	(679,728)	5.3
Income taxes	(38,245)	(33,439)	14.4	(108,499)	(102,242)	6.1
Non-controlling interest income (expense)	(2,256)	(2,104)	7.2	(6,934)	(5,879)	17.9
Net income attributable to Commerce Bancshares, Inc.	$138,007	$120,596	14.4%	$390,223	$367,837	6.1%

For the quarter ended September 30, 2024, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $138.0 million, an increase of $17.4 million, or 14.4%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.80%, the annualized return on average equity was 16.81%, and the efficiency ratio was 56.31%. Diluted earnings per common share was $1.07 per share in the current quarter, an increase of 16.3% compared to $.92 per share in the third quarter of 2023, and did not change compared to $1.07 per share in the previous quarter.

Compared to the third quarter of last year, net interest income increased $13.8 million, or 5.6%, mainly due to an increase in interest income on loans of $13.8 million and a $10.5 million decrease in interest expense on borrowings. This increase in interest income was partly offset by an increase of $7.6 million in interest expense on deposits. The provision for credit losses decreased $2.5 million, or 21.5%, compared to the same quarter in the prior year. Non-interest income increased $16.1 million, or 11.2%, compared to the third quarter of 2023, mainly due to an increase in trust fees, gains on sales of real estate, capital market fees, and deposit account fees. Net gains on investment securities totaled $3.9 million in the current quarter compared to net gains of $4.3 million in the same quarter of last year. Securities gains in the current quarter primarily resulted from net gains of $2.0 million on sales of private equity investments and net gains in fair value of $7.4 million recorded on private equity investments. These gains were partly offset by net losses of $5.4 million on sales of available for sale debt securities. Non-interest expense increased $9.6 million, or 4.2%, over the third quarter of 2023, mainly due to increases in salaries and benefits expense, data processing and software expense, and marketing expense, partly offset by lower deposit insurance expense.

Net income for the first nine months of 2024 was $390.2 million, an increase of $22.4 million, or 6.1%, from the same period last year. Diluted earnings per common share was $3.00, an increase of 7.1% compared to $2.80 per share in the same period last year. For the first nine months of 2024, the annualized return on average assets was 1.71%, the annualized return on average equity was 16.92%, and the efficiency ratio was 57.92%. Net interest income increased $23.9 million, or 3.2%, over the same period last year. This growth was largely due to an increase of $80.8 million in interest income on loans, an increase of $19.8 million in interest earned on deposits with banks, and a $35.4 million decrease in interest expense on borrowings, partly offset by a $92.9 million increase in interest expense on deposits. The provision for credit losses was $19.4 million for the first nine months of 2024, compared to a provision of $29.6 million in the same period last year. Non-interest income increased $32.0 million, or 7.5%, from the first nine months of last year mainly due to higher trust fees, deposit account fees, and capital market fees. Non-interest expense increased $35.8 million, or 5.3%, over the first nine months of last year mainly due to increases in salaries expense, data processing and software expense, and litigation settlement expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2024 vs. 2023			Nine Months Ended September 30, 2024 vs. 2023
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$1,764	$5,603	$7,367	$7,256	$25,458	$32,714
Real estate - construction and land	(2,224)	858	(1,366)	(524)	6,369	5,845
Real estate - business	(944)	1,236	292	4,588	9,767	14,355
Real estate - personal	516	2,760	3,276	2,161	8,255	10,416
Consumer	408	3,481	3,889	1,003	14,176	15,179
Revolving home equity	620	(77)	543	1,537	590	2,127
Consumer credit card	(160)	287	127	(35)	1,253	1,218
Overdrafts	—	—	—	—	—	—
Total interest on loans	(20)	14,148	14,128	15,986	65,868	81,854
Loans held for sale	(97)	(16)	(113)	(307)	(16)	(323)
Investment securities:
U.S. government and federal agency securities	5,242	6,486	11,728	5,255	11,952	17,207
Government-sponsored enterprise obligations	(1)	1	—	(214)	(146)	(360)
State and municipal obligations	(2,622)	116	(2,506)	(7,643)	(836)	(8,479)
Mortgage-backed securities	(5,589)	(1,397)	(6,986)	(12,374)	532	(11,842)
Asset-backed securities	(5,685)	1,744	(3,941)	(16,765)	5,621	(11,144)
Other securities	2,439	(7,742)	(5,303)	6,994	(8,408)	(1,414)
Total interest on investment securities	(6,216)	(792)	(7,008)	(24,747)	8,715	(16,032)
Federal funds sold	(45)	—	(45)	(610)	8	(602)
Securities purchased under agreements to resell	(1,242)	1,717	475	(6,192)	2,671	(3,521)
Interest earning deposits with banks	3,082	214	3,296	14,978	4,790	19,768
Total interest income	(4,538)	15,271	10,733	(892)	82,036	81,144
Interest expense:
Deposits:
Savings	(17)	37	20	(67)	99	32
Interest checking and money market	1,518	12,844	14,362	3,345	73,217	76,562
Certificates of deposit of less than $100,000	(4,340)	(86)	(4,426)	1,734	3,004	4,738
Certificates of deposit of $100,000 and over	(3,046)	707	(2,339)	5,067	6,539	11,606
Total interest on deposits	(5,885)	13,502	7,617	10,079	82,859	92,938
Federal funds purchased	(4,049)	8	(4,041)	(8,867)	831	(8,036)
Securities sold under agreements to repurchase	554	2,081	2,635	1,621	7,236	8,857
Other borrowings	(9,140)	(14)	(9,154)	(37,024)	11	(37,013)
Total interest expense	(18,520)	15,577	(2,943)	(34,191)	$90,937	$56,746
Net interest income, fully taxable-equivalent basis	$13,982	$(306)	$13,676	$33,299	$(8,901)	$24,398

Net interest income in the third quarter of 2024 was $262.4 million, an increase of $13.8 million over the third quarter of 2023. On a fully taxable-equivalent (FTE) basis, net interest income totaled $264.6 million in the third quarter of 2024, up $13.7 million over the same period last year and up $60 thousand over the previous quarter. The increase in net interest income compared to the third quarter of 2023 was mainly due to higher interest income earned on loans (FTE) of $14.1 million and lower interest expense on borrowings of $10.6 million, partly offset by higher deposit interest expense of $7.6 million and lower investment securities interest income of $7.0 million. The increase in total interest earned on loans (FTE) was mainly the result of higher loan yields on most loan products, especially commercial loans, many of which have variable rates. Interest income on investment securities declined mainly due to lower average balances. Interest expense on borrowings decreased mainly due to lower average balances, while the increase in deposit interest expense was due to higher average rates paid, partly offset by lower average balances. The Company's net yield on earning assets (FTE) was 3.50% in the current quarter compared to 3.11% in the third quarter of 2023.

Total interest income (FTE) increased $10.7 million over the third quarter of 2023. Interest income on loans (FTE) was $271.8 million during the third quarter of 2024, an increase of $14.1 million, or 5.5%, over the same quarter last year. The increase in interest income over the same quarter of last year was primarily due to an increase of 33 basis points in the average rate earned and growth of $57.6 million in average loan balances. Most of the increase in interest income occurred in the business, personal real estate and consumer loan categories. The largest increase to interest income occurred in business loan interest, which grew $7.4 million due to a 40 basis point increase in the average rate earned, coupled with growth in average balances of $117.6 million, or 2.0%. Personal real estate loan interest income increased $3.3 million due to an increase of 37 basis points in the average rate earned and higher average balances of $55.1 million, or 1.8%. Consumer loan interest income grew $3.9 million due to a 67 basis point increase in the average rate earned and higher average balances of $27.2 million, or 1.3%. Business real estate loan interest income grew $292 thousand due to a 15 basis point increase in the average rate earned, partly offset by a decrease of $61.2 million, or 1.7%, in average loan balances. These increases in interest income were partly offset by a decrease in construction and land loan interest income of $1.4 million due to a decline of $108.3 million, or 7.2%, in average loan balances, partly offset by a 27 basis point increase in the average rate earned.

Interest income on investment securities (FTE) was $63.3 million during the third quarter of 2024, which was a decrease of $7.0 million from the same quarter last year. The decrease in interest income occurred mainly in interest earned on mortgage-backed securities which declined $7.0 million due to a $1.1 billion, or 17.5%, decrease in average balances and an 11 basis point decline in the average rate earned. In addition, the Company recorded a $286 thousand adjustment to premium amortization at September 30, 2024, which decreased income and reflected slightly faster forward prepayment speed estimates on mortgage-backed securities. This was lower than the $1.3 million adjustment increasing income in the same quarter last year. Interest income earned on asset-backed securities declined $3.9 million due to lower average balances of $1.0 billion, or 40.3%, partly offset by a 46 basis point increase in the average rate earned. Interest income earned on state and municipal obligations declined $2.5 million mainly due to a $534.9 million, or 38.4%, decrease in average balances. Interest earned on other securities decreased $5.3 million, mainly due to a $2.3 million dividend from a private equity investment received in the third quarter of 2023, coupled with a decline of $290.3 million, or 56.4%, in average balances of debt securities. These decreases to interest income were partly offset by growth in interest income on U.S. government and federal agency obligations of $11.7 million, driven by a 137 basis point increase in the average rate earned and higher average balances of $902.7 million, or 91.5%. Interest income related to the Company's U.S. Treasury inflation-protected securities, which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), decreased $1.8 million from the same quarter last year. Additionally, the average rate earned on investment securities during the three months ended September 30, 2024 increased 19 basis points over the same period in the prior year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $10.0 billion in the third quarter of 2024, compared to $11.9 billion in the third quarter of 2023.

Interest income on securities purchased under agreements to resell increased $475 thousand over the same quarter last year, due to an increase of 145 basis points in the average rate earned, partly offset by a decline of $237.5 million, or 33.3%, in the average balance. Interest income on deposits at the Federal Reserve increased $3.3 million mainly due to an increase of $227.4 million, or 9.7%, in average deposit balances.

The average fully taxable-equivalent yield on total interest earning assets was 4.96% in the third quarter of 2024, up from 4.51% in the third quarter of 2023.

Total interest expense decreased $2.9 million compared to the third quarter of 2023 due to a decrease of $10.6 million in interest expense on borrowings, partly offset by a $7.6 million increase in interest expense on interest bearing deposits. Interest expense on other borrowings decreased $9.2 million due to a decrease of $684.8 million in average Federal Home Loan Bank (FHLB) borrowings. In addition, interest expense on federal funds purchased decreased $4.0 million mainly due to a $302.2 million decrease in the average balance, while interest expense on customer repurchase agreements increased $2.6 million mainly due to a 36 basis point increase in the average rate paid. The increase in deposit interest expense resulted mainly from an increase of $14.4 million in interest expense on interest checking and money market deposit accounts due to a 41 basis point increase in the average rate paid and an increase of $194.2 million, or 1.5%, in average balances. This increase was partly offset by a decrease in interest expense on certificates of deposit of $6.8 million mainly due to a $622.3 million, or 19.8%, decrease in average balances. The overall rate paid on total deposits increased 24 basis over the same quarter last year. The overall average rate incurred on all interest bearing liabilities was 2.22% and 2.12% in the third quarters of 2024 and 2023, respectively.

Net interest income (FTE) for the first nine months of 2024 was $780.5 million compared to $756.1 million for the same period in 2023. For the first nine months of 2024, the net interest margin was 3.46% compared to 3.16% for the same period in 2023.

Total interest income (FTE) for the first nine months of 2024 increased $81.1 million over the same period last year mainly due to higher interest income on loans (FTE) and balances at the Federal Reserve, partly offset by lower interest income on investment securities (FTE). Loan interest income (FTE) increased $81.9 million, or 11.3%, due to a 50 basis point increase in the average rate earned and a $410.7 million, or 2.5%, increase in average loan balances. Most of the increase occurred in the business, business real estate and consumer loan categories, but interest income in all loan categories increased mostly due to higher average rates earned. Interest income on investment securities (FTE) decreased $16.0 million due to a $2.2 billion decrease in average balances, partly offset by a 28 basis point increase in the average rate earned. Interest earned on mortgage-backed and asset-backed securities decreased $11.8 million and $11.1 million, respectively, due to lower average balances, partly offset by increases in the average rate earned. Interest earned on state and municipal obligations decreased $8.5 million due to declines in both the average balance and the average rate earned. These decreases in interest income on investment securities were partly offset by an increase in interest earned on U.S. government and federal agency obligations of $17.2 million, due to increases in both the average balance and the average rate earned. Interest income on securities purchased under agreements to resell decreased $3.5 million due to lower average balances, partly offset by higher average rates earned. Interest income on deposits at the Federal Reserve increased $19.8 million due to higher average balances and average rates earned.

Total interest expense for the first nine months of 2024 increased $56.7 million compared to the same period last year. Interest expense on deposits increased $92.9 million, due to a 72 basis point increase in the average rate paid and a $138.3 million increase in average balances. Interest expense on borrowings decreased $36.2 million, mainly due lower FHLB borrowings of $950.9 million. In addition, interest expense on federal funds purchased declined mainly due to lower average balances, while interest expense on customer repurchase agreements increased due to higher average rates and average balances. The overall cost of total interest bearing liabilities increased to 2.21% compared to 1.74% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30		Increase (Decrease)		Nine Months Ended September 30		Increase (Decrease)
(Dollars in thousands)	2024	2023	Amount	% change	2024	2023	Amount	% change
Trust fees	$54,689	$49,207	$5,482	11.1%	$158,085	$141,800	$16,285	11.5%
Bank card transaction fees	47,570	46,899	671	1.4	141,977	143,278	(1,301)	(.9)
Deposit account charges and other fees	25,380	23,090	2,290	9.9	74,856	67,475	7,381	10.9
Consumer brokerage services	4,619	3,820	799	20.9	13,505	13,582	(77)	(.6)
Capital market fees	5,995	3,524	2,471	70.1	14,647	9,831	4,816	49.0
Loan fees and sales	3,444	2,966	478	16.1	10,016	8,290	1,726	20.8
Other	17,328	13,443	3,885	28.9	47,031	43,910	3,121	7.1
Total non-interest income	$159,025	$142,949	$16,076	11.2%	$460,117	$428,166	$31,951	7.5%
Non-interest income as a % of total revenue*	37.7%	36.5%			37.3%	36.4%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the nine month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in thousands)	2024	2023	$ change	% change	2024	2023	$ change	% change
Net debit card fees	$11,377	$11,089	$288	2.6%	$33,165	$32,716	$449	1.4%
Net credit card fees	3,957	3,430	527	15.4	11,762	10,916	846	7.8
Net merchant fees	5,481	5,859	(378)	(6.5)	16,593	16,569	24.1
Net corporate card fees	26,755	26,521	234.9		80,457	83,077	(2,620)	(3.2)
Total bank card transaction fees	$47,570	$46,899	$671	1.4%	$141,977	$143,278	$(1,301)	(.9)%

For the third quarter of 2024, total non-interest income amounted to $159.0 million compared to $142.9 million in the same quarter last year, which was an increase of $16.1 million, or 11.2%. The increase was mainly due to higher trust fees, capital market fees, deposit account fees and gains on the sales of real estate. Trust fees increased $5.5 million, or 11.1%, mainly due to growth of $4.5 million in private client trust fees. Bank card transaction fees for the current quarter grew $671 thousand, or 1.4%, over the same period last year. Net credit card fees increased $527 thousand and debit card fees increased $288 thousand mainly due to higher interchange fees and lower rewards expense. Net corporate card fees grew $234 thousand mainly due to lower rewards expense, while net merchant fees decreased $378 thousand mainly due to higher network expense. Compared to the third quarter of last year, deposit account fees increased $2.3 million, or 9.9%, mainly due to higher corporate cash management fees of $2.1 million. Consumer brokerage fees increased $799 thousand, mainly due to higher annuity fees, while capital market fees increased $2.5 million, or 70.1%, mainly due to higher trading securities income. Other non-interest income increased $3.9 million, or 28.9%, mainly due to an increase of $3.4 million in gains on the sales of real estate and an increase of $1.8 million in fair value adjustments was recorded on the Company's deferred compensation plan, which is held in a trust and recorded as both an asset and liability, affecting both other income and other expense. These increases were partly offset by lower tax credit sales income of $1.4 million.

Non-interest income for the first nine months of 2024 was $460.1 million compared to $428.2 million in the first nine months of 2023, which was an increase of $32.0 million, or 7.5%. The increase was mainly due to higher trust fees, deposit account fees and capital market fees. Trust fees increased $16.3 million, or 11.5%, mainly due to higher private client and institutional trust fees. Bank card transaction fees for the current year declined $1.3 million, or .9%, from the same period last year, mainly due to a decrease of $2.6 million in net corporate card fees, partly offset by an increase in net credit card fees of $846 thousand. Deposit account fees increased $7.4 million, or 10.9%, mainly due to higher corporate cash management fees. Capital market fees increased $4.8 million, or 49.0%, mainly due to higher trading securities and underwriting income, while loan fees and sales increased $1.7 million mainly due to higher loan commitment fees and mortgage banking revenue. Other non-interest income increased $3.1 million, or 7.1%, mainly due to higher gains on the sales of assets of $3.3 million and an increase of $1.9 million in cash sweep commissions. These increases were partly offset by declines in letter of credit fees of $2.3 million and swap fees of $1.6 million.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
Net gains (losses) on sales of available for sale debt securities	$(5,395)	$—	$(192,938)	$(8,444)
Net gains (losses) on equity securities	(208)	(67)	178,098	(757)
Net gains (losses) on sales of private equity investments	2,047	(1,240)	1,481	(361)
Fair value adjustments on private equity investments	7,428	5,605	20,205	16,946
Total investment securities gains (losses), net	$3,872	$4,298	$6,846	$7,384

Net gains on investment securities, which were recognized in earnings during the three months ended September 30, 2024 and 2023, are shown in the table above. Net securities gains of $3.9 million were reported in the third quarter of 2024, compared to net gains of $4.3 million in the same period last year. The net gains in the third quarter of 2024 were mainly comprised of net gains in fair value of $7.4 million recorded on private equity investments and net gains of $2.0 million on the sales of private equity investments. These gains were partly offset by net losses of $5.4 million on sales of available for sale debt securities. The net gains on investment securities for the same quarter last year were primarily comprised of $5.6 million of net gains in fair value on the Company’s private equity investments, partially offset by a loss of $1.2 million on the sale of private equity investments.

Net gains on investment securities of $6.8 million were recognized in earnings for the nine months ended September 30, 2024, compared to net gains of $7.4 million for the same period in 2023. Net gains in the first nine months of 2024 were mainly comprised of net gains of $178.1 million on equity investments and net gains in fair value of $20.2 million recorded on private equity investments, largely offset by net losses of $192.9 million on sales of available for sale securities. Net gains in the first nine months of 2023 were mainly comprised of net gains in fair value of $16.9 million on private equity investments, due to fair value adjustments, partially offset by losses of $8.4 million on sales of available for sale debt securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $3.4 million during the first nine months of 2024 and expense of $3.3 million during the first nine months of 2023.

The Company's significant gains in equity securities for the three and nine months ended September 30, 2024 primarily relate to gains recorded on its shares of Visa, as described in Note 3, Investment Securities. Likewise, the $192.9 million losses realized on the Company's available for sale debt securities portfolio mainly relate to the successful execution of its planned available for sale debt security portfolio repositioning, in which the Company sold bonds with an amortized cost of $1.2 billion and subsequently reinvested the proceeds into higher yielding available for sale debt securities. Additional information about the Company's available for sale debt portfolio repositioning transactions is discussed in Note 3, Investment Securities.
Non-Interest Expense

	Three Months Ended September 30		Increase (Decrease)		Nine Months Ended September 30		Increase (Decrease)
(Dollars in thousands)	2024	2023	Amount	% change	2024	2023	Amount	% change
Salaries and employee benefits	$153,122	$146,805	$6,317	4.3%	$454,043	$436,607	$17,436	4.0%
Data processing and software	32,194	30,744	1,450	4.7	94,876	87,617	7,259	8.3
Net occupancy	13,411	13,948	(537)	(3.9)	39,529	39,702	(173)	(.4)
Professional and other services	8,830	8,293	537	6.5	26,095	26,979	(884)	(3.3)
Equipment	5,286	4,697	589	12.5	15,387	14,411	976	6.8
Marketing	7,278	6,167	1,111	18.0	16,670	18,006	(1,336)	(7.4)
Supplies and communication	4,963	4,963	—	—	14,343	14,178	165	1.2
Deposit insurance	2,930	4,029	(1,099)	(27.3)	13,301	12,859	442	3.4
Other	9,586	8,364	1,222	14.6	41,267	29,369	11,898	40.5
Total non-interest expense	$237,600	$228,010	$9,590	4.2%	$715,511	$679,728	$35,783	5.3%

Non-interest expense for the third quarter of 2024 amounted to $237.6 million, an increase of $9.6 million, or 4.2%, compared to expense of $228.0 million in the third quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries and benefits expense, data processing and software expense and marketing expense, partly offset by lower deposit insurance expense. Salaries and employee benefits expense increased $6.3 million, or 4.3%, mainly due to higher full-time salaries expense of $3.5 million and incentive compensation expense of $2.2 million. Full-time equivalent employees totaled 4,711 at September 30, 2024, compared to 4,714 at September 30, 2023. Data processing and software expense increased $1.5 million, or 4.7%, mainly due to increased costs for service providers, and marketing expense increased $1.1 million, or 18.0%. Deposit insurance expense decreased $1.1 million which was partly the result of a $525 thousand accrual adjustment in the current quarter to the FDIC's special assessment. Other non-interest expense increased $1.2 million, or 14.6%, mainly due to an increase of $1.8 million in fair value adjustments recorded on the Company's deferred compensation plan.

Non-interest expense amounted to $715.5 million for the first nine months of 2024, an increase of $35.8 million, or 5.3%, over the first nine months of 2023. Salaries and benefits expense increased $17.4 million, or 4.0%, mainly due to higher full-time salaries expense, incentive compensation and payroll taxes. Data processing and software expense increased $7.3 million, or 8.3%, due to increased costs for service providers and higher bank card processing fees. Equipment expense increased $976 thousand, or 6.8%, mainly due to higher depreciation expense, while marketing expense decreased $1.3 million, or 7.4%. Other non-interest expense increased $11.9 million, or 40.5%, mainly due to litigation settlement expense of $10.0 million, net of insurance, and a $5.0 million donation to a related charitable foundation, both recorded in 2024, partly offset by deconversion expense of $2.1 million recorded in 2023.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2024	June 30, 2024	Sept. 30, 2023	2024	2023
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$158,557	$160,465	$158,685	$162,395	$150,136
Provision for credit losses on loans	11,861	7,849	13,343	$26,657	$35,155
Net loan charge-offs (recoveries):
Commercial:
Business	114	622	2,613	759	3,008
Real estate-construction and land	—	—	—	—	(115)
Real estate-business	(7)	(8)	(15)	(156)	(24)
Commercial net loan charge-offs (recoveries)	107	614	2,598	603	2,869
Personal Banking:
Real estate-personal	128	79	(9)	231	(26)
Consumer	2,759	1,804	1,797	6,546	4,345
Revolving home equity	(152)	(7)	(1)	(163)	(47)
Consumer credit card	6,273	6,746	4,716	19,454	13,728
Overdrafts	464	521	683	1,542	2,178
Personal banking net loan charge-offs (recoveries)	9,472	9,143	7,186	27,610	20,178
Total net loan charge-offs (recoveries)	9,579	9,757	9,784	28,213	23,047
Balance at end of period	$160,839	$158,557	$162,244	$160,839	$162,244
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$20,705	$23,086	$29,235	$25,246	$33,120
Provision for credit losses on unfunded lending commitments	(2,721)	(2,381)	(1,698)	(7,262)	(5,583)
Balance at end of period	17,984	20,705	27,537	17,984	27,537
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$178,823	$179,262	$189,781	$178,823	$189,781

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2024	June 30, 2024	Sept. 30, 2023	2024	2023
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.01%	.04%	.18%	.02%	.07%
Real estate-construction and land	—	—	—	—	(.01)
Real estate-business	—	—	—	(.01)	—
Commercial net loan charge-offs (recoveries)	—	.02	.09	.01	.04
Personal Banking:
Real estate-personal	.02	.01	—	.01	—
Consumer	.52	.34	.34	.41	.28
Revolving home equity	(.18)	(.01)	—	(.07)	(.02)
Consumer credit card	4.46	4.91	3.32	4.65	3.28
Overdrafts	33.81	43.15	50.73	34.32	60.54
Personal banking net loan charge-offs (recoveries)	.62	.61	.48	.61	.46
Total annualized net loan charge-offs (recoveries)	.22%	.23%	.23%	.22%	.18%
* as a percentage of average loans (excluding loans held for sale)

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan class and the percentage of the allowance for credit losses to the related loan class at period end.

(Dollars in thousands)	Sept. 30, 2024		June 30, 2024		Sept. 30, 2023
	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category
Business	$43,710.72%		$45,060.74%		$48,030.81%
RE — construction and land	29,736	2.15	29,920	2.14	32,383	2.10
RE — business	33,601.94		32,237.90		30,214.83
RE — personal	10,426.34		9,109.30		10,882.36
Consumer	11,309.54		11,086.52		11,426.54
Revolving home equity	1,859.54		1,789.54		1,648.54
Consumer credit card	30,047	5.23	29,201	5.15	27,536	4.79
Overdrafts	151	3.53	155	3.70	125	3.33
Total	$160,839.94%		$158,557.92%		$162,244.95%

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

Net loan charge-offs in the third quarter of 2024 amounted to $9.6 million, compared to $9.8 million in the prior quarter and $9.8 million in the third quarter of last year. Compared to the same period last year, total net loan charge-offs in the third quarter of 2024 decreased $205 thousand and decreased $178 thousand from the previous quarter. The decrease over the prior year was mainly driven by a $2.5 million decrease in net charge-offs on business loans, partly offset by higher net charge-offs of $1.6 million and $962 thousand on consumer credit card and consumer loans, respectively. The decrease from the previous quarter was driven by decreases in net charge-offs on consumer credit card and business loans, partly offset by an increase in net charge-offs on consumer loans.

For the three months ended September 30, 2024, annualized net charge-offs on average consumer credit card loans were 4.46%, compared to 4.91% in the previous quarter and 3.32% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .52%, compared to .34% in the prior quarter and .34% in the same period last year. In the third quarter of 2024, total annualized net loan charge-offs were .22%, compared to .23% in the previous quarter and .23% in the same period last year.

The provision for credit losses on loans was $11.9 million, which was a $1.5 million decrease over the $13.3 million provision recorded in the same period last year and a $4.0 million increase over the $7.8 million provision recorded at June 30, 2024. The decrease in the provision for credit losses on loans during the third quarter of 2024 over the same period last year was due to growth in the allowance for credit losses on loans in the third quarter of 2023.

For the nine months ended September 30, 2024, net loan charge-offs amounted to $28.2 million, which was a $5.2 million increase over the first nine months of 2023. The increase in net charge-offs on loans during the first nine months of 2024 was primarily driven by an increase in net charge-offs on consumer credit card and consumer loans, partly offset by lower net charge-offs on business loans. For the nine months ended September 30, 2024, annualized net loan charge-offs on consumer credit card and consumer loans were 4.65% and .41%, respectively, compared to 3.28% and .28%, respectively, for the same period last year. The annualized net charge-offs on loans for the nine months ended September 30, 2024 and 2023, respectively, were .22% and .18%.

For the nine months ended September 30, 2024, the provision for credit losses on loans was $26.7 million, which was an $8.5 million decrease from the $35.2 million provision recorded in the same period last year. Changes in the provision are driven by changes in the estimate for the allowance for credit losses on loans. The decrease in the provision for credit losses on loans in the first nine months of 2024 compared to the same period last year was primarily due to a reduction of the allowance for credit losses on loans during 2024, caused in part by an improving economic forecast in 2024, whereas the allowance for credit losses on loans in the first nine months of 2023 was increasing due to a weakening economic forecast which included a mild recession. The decrease in the provision for credit losses on loans during the first nine months of 2024 compared to the same period in the prior year was partly offset by higher net charge-offs recorded in the nine months ended September 30, 2024 compared to the first nine months of 2023.

For the nine months ended September 30, 2024, the allowance for credit losses on loans decreased by $1.6 million, compared to the allowance for credit losses on loans at December 31, 2023. During the nine months ended September 30, 2024, the allowance for credit losses on commercial loans decreased by $1.2 million, while the allowance for credit losses related to personal banking loans, including consumer credit card loans, decreased $402 thousand. The decrease in the allowance for credit losses on loans during the first nine months of 2024 was primarily the result of a slightly more optimistic economic forecast at September 30, 2024 and a decrease in outstanding loan balances, partially offset by an increase in the allowance related to loans risk-rated special mention, substandard, or non-accrual. The allowance for credit losses on loans was $160.8 million at September 30, 2024 and was .94%, .94% and .95% of total loans at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $2.7 million, compared to a benefit of $1.7 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the provision for credit losses on unfunded commitments was a benefit of $7.3 million compared to a benefit of $5.6 million in the first nine months of 2023. At September 30, 2024, the liability for unfunded lending commitments was $18.0 million, compared to $25.2 million at December 31, 2023 and $27.5 million at September 30, 2023. The liability decreased primarily due to decreases in unfunded lending commitment balances, coupled with improvement in loss rate assumptions for the Company's construction loans. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at September 30, 2024.

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

(Dollars in thousands)	September 30, 2024	December 31, 2023
Non-accrual loans	$18,419	$7,312
Foreclosed real estate	1,050	270
Total non-performing assets	$19,469	$7,582
Non-performing assets as a percentage of total loans	.11%	.04%
Non-performing assets as a percentage of total assets	.06%	.02%
Total loans past due 90 days and still accruing interest	$21,986	$21,864

Non-accrual loans totaled $18.4 million at September 30, 2024, an increase of $11.1 million from the balance at December 31, 2023. The increase occurred mainly in business real estate non-accrual loans, which increased $14.9 million. The increase was partly offset by a $3.3 million decrease in business non-accrual loans. At September 30, 2024, non-accrual loans were comprised of business real estate (81.1%), revolving home equity (10.7%), personal real estate (6.2%), and business (1.9%) loans. Foreclosed real estate totaled $1.0 million at September 30, 2024, an increase of $780 thousand compared to December 31, 2023. Total loans past due 90 days or more and still accruing interest totaled $22.0 million as of September 30, 2024, an increase of $122 thousand from December 31, 2023. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $319.4 million at September 30, 2024 compared with $216.4 million at December 31, 2023, resulting in an increase of $103.0 million, or 47.6%.

(In thousands)	September 30, 2024	December 31, 2023
Potential problem loans:
Business	$119,784	$74,760
Real estate – construction and land	5,151	—
Real estate – business	194,369	140,800
Real estate – personal	102	827
Total potential problem loans	$319,406	$216,387

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. At September 30, 2024, the Company held $184.4 million of loans that had been modified during the nine months ended September 30, 2024. These loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 2 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 8.1% of total loans outstanding at September 30, 2024. The largest component of construction and land loans was commercial construction, which decreased $53.8 million during the nine months ended September 30, 2024. At September 30, 2024, multi-family residential construction loans totaled approximately $459.1 million, or 39.3%, of the commercial construction loan portfolio, compared to $414.6 million, or 33.9%, at December 31, 2023.

(Dollars in thousands)	September 30, 2024	% of Total	% of Total Loans	December 31, 2023	% of Total	% of Total Loans
Commercial construction	$1,169,189	84.6%	6.8%	$1,222,961	84.5%	7.1%
Residential construction	111,225	8.1	.7	110,687	7.7	.6
Residential land and land development	58,032	4.2	.3	62,417	4.3	.4
Commercial land and land development	43,161	3.1	.3	50,699	3.5	.3
Total real estate - construction and land loans	$1,381,607	100.0%	8.1%	$1,446,764	100.0%	8.4%

Real Estate – Business Loans
Total business real estate loans were $3.6 billion at September 30, 2024 and comprised 21.0% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2024, 33.4% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	September 30, 2024	% of Total	% of Total Loans	December 31, 2023	% of Total	% of Total Loans
Owner-occupied	$1,196,519	33.4%	7.0%	$1,175,476	31.6%	6.8%
Office	523,253	14.6	3.1	489,320	13.2	2.8
Industrial	463,220	12.9	2.7	630,713	17.0	3.7
Hotels	312,371	8.7	1.8	292,941	7.9	1.7
Multi-family	310,255	8.6	1.8	256,657	6.9	1.5
Retail	309,622	8.6	1.8	366,693	9.9	2.1
Farm	188,781	5.3	1.1	195,981	5.3	1.1
Senior living	187,832	5.2	1.1	183,778	4.9	1.1
Other	95,146	2.7	.6	127,747	3.3	.8
Total real estate - business loans	$3,586,999	100.0%	21.0%	$3,719,306	100.0%	21.6%

Information about the credit quality of the Company's business real estate loan portfolio as of September 30, 2024 and December 31, 2023 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
September 30, 2024
Owner-occupied	$1,159,348	$6,974	$30,125	$72	$1,196,519
Office	453,360	17,641	52,252	—	523,253
Industrial	463,220	—	—	—	463,220
Hotels	312,371	—	—	—	312,371
Multi-family	298,141	10,986	1,128	—	310,255
Retail	294,122	15,500	—	—	309,622
Farm	184,531	1,002	3,248	—	188,781
Senior living	65,642	—	107,318	14,872	187,832
Other	94,931	215	—	—	95,146
Total	$3,325,666	$52,318	$194,071	$14,944	$3,586,999
December 31, 2023
Owner-occupied	$1,146,112	$10,376	$18,928	$60	$1,175,476
Office	489,320	—	—	—	489,320
Industrial	630,644	69	—	—	630,713
Hotels	282,105	9,253	1,583	—	292,941
Multi-family	255,507	1,150	—	—	256,657
Retail	349,321	15,500	1,872	—	366,693
Farm	195,981	—	—	—	195,981
Senior living	69,379	—	114,399	—	183,778
Other	127,505	242	—	—	127,747
Total	$3,545,874	$36,590	$136,782	$60	$3,719,306

Revolving Home Equity Loans
The Company had $342.4 million in revolving home equity loans at September 30, 2024 that were collateralized by residential real estate. Most of these loans (92.0%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2024, the

outstanding principal of loans with an original LTV higher than 80% was $30.7 million, or 9.0% of the portfolio, compared to $32.3 million as of December 31, 2023. Total revolving home equity loan balances over 30 days past due were $4.7 million at September 30, 2024 and $4.4 million at December 31, 2023, and the outstanding balance of revolving home equity loans on non-accrual status was $2.0 million at both September 30, 2024 and December 31, 2023. The weighted average FICO score for the total portfolio balance at September 30, 2024 is 785. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2024 through 2026, approximately 11% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 82% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 37.9% of the consumer loan portfolio at September 30, 2024, and outstanding balances for auto loans were $799.7 million and $820.3 million at September 30, 2024 and December 31, 2023, respectively. The balances over 30 days past due amounted to $11.1 million at September 30, 2024 and $9.5 million at December 31, 2023, respectively, and comprised 1.4% of the outstanding balances of these loans at September 30, 2024 and 1.2% at December 31, 2023. For the nine months ended September 30, 2024, $260.6 million of new auto loans were originated, compared to $290.3 million during the first nine months of 2023.  At September 30, 2024, the automobile loan portfolio had a weighted average FICO score of 754, and net charge-offs on auto loans were .6% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 10.8% of the consumer loan portfolio at September 30, 2024. Losses on these loans have historically been low, and the Company saw net recoveries of $78 thousand for the first nine months of 2024. Private banking loans comprised 34.6% of the consumer loan portfolio at September 30, 2024. The Company's private banking loans are generally well-collateralized, and at September 30, 2024 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $3.2 million in the first nine months of 2024 and were .4% of the average balances of these loans at September 30, 2024.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2024 of $574.7 million in consumer credit card loans outstanding, approximately $116.0 million, or 20.2%, carried a low promotional rate. Within the next six months, $48.2 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $262.2 million, or 1.5% of total loans at September 30, 2024, a decrease of $9.8 million from December 31, 2023, as shown in the table below.

(In thousands)	September 30, 2024	December 31, 2023	Unfunded commitments at September 30, 2024
Extraction	$199,521	$219,828	$150,218
Mid-stream shipping and storage	37,993	35,505	85,448
Downstream distribution and refining	8,151	8,890	39,620
Support activities	16,565	7,811	8,155
Total energy lending portfolio	$262,230	$272,034	$283,441

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.6 billion and $1.5 billion at September 30, 2024 and December 31, 2023, respectively. Additional unfunded commitments at September 30, 2024 totaled $2.4 billion.

Income Taxes
Income tax expense was $38.2 million in the third quarter of 2024, compared to $38.6 million in the second quarter of 2024 and $33.4 million in the third quarter of 2023. The Company's effective tax rate, including the effect of non-controlling interest, was 21.7% in the third quarter of 2024, unchanged from both the previous quarter, and the third quarter of 2023.

Financial Condition
Balance Sheet
Total assets of the Company were $31.5 billion at September 30, 2024 and $31.7 billion at December 31, 2023. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on debt securities) amounted to $30.5 billion at September 30, 2024 and $31.1 billion at December 31, 2023, and consisted of 56% in loans and 34% in investment securities at September 30, 2024.

At September 30, 2024, total loans decreased $115.5 million or .7%, compared to balances at December 31, 2023. The decrease was mainly due to declines in business real estate, construction and consumer credit card loans of $132.3 million, $65.2 million, and $15.2 million, respectively. These decreases were partly offset by an increase of $29.3 million in business loans, mainly due to growth in commercial and industrial lending and tax-free loan balances. In addition, personal real estate loans increased $17.4 million, while consumer loans, which includes automobile, private banking, health services financing, fixed rate home equity and other consumer loans, increased $30.6 million. Growth in consumer loans was mainly due to increases in private banking and health services financing loans, partially offset by a decline in auto loan balances.

Total available for sale debt securities, excluding fair value adjustments, decreased $950.7 million at September 30, 2024 compared to December 31, 2023. Purchases of available for sale debt securities during this period totaled $2.1 billion, offset by available for sale debt security sales, maturities and pay downs of $3.0 billion. The decline in available for sale debit securities was mainly the result of lower balances of mortgage-backed securities, asset-backed securities and state and municipal obligations, which decreased $326.2 million, $716.1 million, and $497.1 million, respectively, at September 30, 2024 compared to December 31, 2023. These decreases were partly offset by an increase of $1.5 billion in balances of U.S. government and federal agency obligations. At September 30, 2024, the duration of the available for sale investment portfolio was 4.0 years, and maturities and pay downs of approximately $1.6 billion are expected to occur during the next 12 months. The Company does not have any investment securities classified as held-to-maturity.

Total deposits at September 30, 2024 amounted to $25.2 billion, a decrease of $126.1 million compared to December 31, 2023. The decline in deposits largely resulted from a decrease in demand deposits, mainly in business demand deposits (decrease of $550.2 million). Additionally, certificate of deposit balances decreased $250.6 million while interest checking balances increased $723.2 million over balances at December 31, 2023. The Company’s borrowings totaled $2.2 billion at September 30, 2024, a decrease of $717.8 million from balances at December 31, 2023, mainly due to a decline in securities sold under agreements to repurchase.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, available for sale debt securities, and securities purchased under agreements to resell (resale agreements), as follows:

(In thousands)	September 30, 2024	September 30, 2023	December 31, 2023
Liquid assets:
Balances at the Federal Reserve Bank	$2,642,048	$1,847,641	$2,239,010
Federal funds sold	10	2,735	5,025
Available for sale debt securities	9,167,681	9,860,828	9,684,760
Securities purchased under agreements to resell	475,000	450,000	450,000
Total	$12,284,739	$12,161,204	$12,378,795

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.6 billion at September 30, 2024 and increased $403.0 million from December 31, 2023. Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $10 thousand as of September 30, 2024. The fair value of the available for sale debt portfolio was $9.2 billion at September 30, 2024 and included an unrealized net loss of $786.4 million. The total net unrealized loss included net losses of $716.8 million on mortgage-backed and asset-backed securities and $67.2 million on state and municipal obligations.

Resale agreements totaled $475.0 million at September 30, 2024, with $125.0 million to mature in the next 12 months and the remaining amount to mature through 2029. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $502.0 million in fair value at September 30, 2024.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.0 years at September 30, 2024. Approximately $1.6 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2024	September 30, 2023	December 31, 2023
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$917,340	$2,700,426	$2,636,523
FHLB borrowings and letters of credit	1,238,975	301,406	301,617
Securities sold under agreements to repurchase *	2,122,196	2,500,400	2,710,616
Other deposits and swaps	1,876,968	2,082,807	1,818,092
Total pledged securities	6,155,479	7,585,039	7,466,848
Unpledged and available for pledging	2,986,267	2,264,732	2,211,243
Ineligible for pledging	25,935	11,057	6,669
Total available for sale debt securities, at fair value	$9,167,681	$9,860,828	$9,684,760
* Includes securities pledged for collateral swaps outstanding at September 30, 2023.

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 70.2% for the nine months ended September 30, 2024. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts totaled $22.6 billion and represented 89.6% of the Company's total deposits at September 30, 2024. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Core deposits increased $124.5 million at September 30, 2024 compared to December 31, 2023, primarily due to an increase in commercial deposits of $675.9 million, partly offset by decreases in consumer and wealth deposits of $286.1 million and $197.4 million, respectively. While the Company considers core consumer and wealth management deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.6 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.4 billion through advances from the FHLB and the Federal Reserve.

Certificates of deposit of $100,000 or greater totaled $1.5 billion at September 30, 2024. These deposits are normally considered more volatile and higher costing, and comprised 6.0% of total deposits at September 30, 2024.

(In thousands)	September 30, 2024	September 30, 2023	December 31, 2023
Core deposit base:
Non-interest bearing	$7,396,153	$7,961,402	$7,975,935
Interest checking	7,761,976	6,656,356	7,020,134
Savings and money market	7,454,581	7,497,919	7,492,139
Total	$22,612,710	$22,115,677	$22,488,208

Amid the banking sector's period of uncertainty during the second quarter of 2023, the Company issued several tranches of short-term brokered certificates of deposit totaling $1.2 billion, which all matured by December 31, 2023. During the third quarter of 2024, the Company issued $100.0 million of brokered certificates of deposit that mature in three months. The Company may occasionally issue brokered certificates of deposit to test the reliability of this potential funding source. While it is not clear how many brokered certificates of deposit the market would allow the Company to issue, the Company believes brokered certificates of deposits may be an additional, reliable source of liquidity during periods of stress in the banking industry.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. During 2024, the Company's outside borrowings have mainly been comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	September 30, 2024	September 30, 2023	December 31, 2023
Borrowings:
Federal funds purchased	$113,630	$506,355	$261,305
Securities sold under agreements to repurchase	2,068,599	2,238,826	2,647,510
FHLB advances	—	500,000	—
Other debt	10,201	3,589	1,404
Total	$2,192,430	$3,248,770	$2,910,219

Federal funds purchased, which totaled $113.6 million at September 30, 2024, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At September 30, 2024, the Company had approved lines of credit totaling $3.7 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company's investment portfolio. Total repurchase agreements at September 30, 2024 were comprised of non-insured customer funds totaling $2.1 billion, and securities pledged as collateral for these retail agreements totaled $2.1 billion at September 30, 2024. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at September 30, 2024.
The Company pledges certain assets, including loans and investment securities, to both the FRB and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2024.

	September 30, 2024
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$3,400,935	$3,160,817	$6,561,752
Letters of credit issued	(118,465)	—	(118,465)
Available for future advances	$3,282,470	$3,160,817	$6,443,287

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $462.8 million during the first nine months of 2024, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $714.5 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $968.7 million. Activity in the investment securities portfolio provided cash of $930.8 million from sales, maturities, and pay downs (net of purchases). This increase in investing cash flows was further supported by shrinking in the loan portfolio, which provided cash of $86.1 million. These increases were partly offset by purchases of securities under agreements to resell (net of repayments), which used cash of $25.0 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below. Financing activities used cash of $1.2 billion, largely resulting from a net decrease of $726.6 million in federal funds purchased and securities sold under agreements to repurchase along with net decreases in deposits of $268.5 million during the first nine months of 2024. Additionally, purchases of treasury stock and cash dividends (including distributions to non-controlling interest) used cash of $123.6 million and $110.5 million, respectively.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2024 and December 31, 2023, as shown in the following table.

(Dollars in thousands)	September 30, 2024	December 31, 2023	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$23,155,678	$24,216,527
Tier I common risk-based capital	3,866,554	3,693,089
Tier I risk-based capital	3,866,554	3,693,089
Total risk-based capital	4,045,526	3,881,024
Tier I common risk-based capital ratio	16.70%	15.25%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	16.70	15.25	6.00	2.50	8.50	8.00
Total risk-based capital ratio	17.47	16.03	8.00	2.50	10.50	10.00
Tier I leverage ratio	12.31	11.25	4.00	N/A	4.00	5.00
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and periodically purchases stock in the open market. In April 2024, the Board approved the purchase of additional shares, bringing the total shares authorized for purchase to 5,000,000 at April 17, 2024. During the nine months ended September 30, 2024, the Company purchased 2,191,821 shares at an average price of $56.37 in open market purchases and through stock-based compensation transactions. At September 30, 2024, 3,615,176 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The Company paid a $.270 per share cash dividend on its common stock in the third quarter of 2024, which was a 5.1% increase compared to its 2023 quarterly dividend.

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

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2024 totaled $15.0 billion (including $5.8 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. The contractual amount of standby and commercial letters of credit totaled $614.6 million and $3.5 million, respectively, at September 30, 2024. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At September 30, 2024, the liability for unfunded lending commitments totaled $18.0 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first nine months of 2024, purchases and sales of tax credits amounted to $89.8 million and $76.1 million, respectively. Fees from sales of tax credits were $3.5 million for the nine months ended September 30, 2024, compared to $3.0 million in the same period last year. At September 30, 2024, the Company expected to fund outstanding purchase commitments of $72.5 million during the remainder of 2024 and had purchase commitments of $495.2 million that it expects to fund from 2025 through 2030.

The Company continued to maintain a strong liquidity position throughout the first nine months of 2024. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first nine months of 2024 and 2023.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2024
Net interest income	$384,700	$387,387	$66,390	$838,477	$(64,878)	$773,599
Provision for credit losses	(27,451)	(952)	150	(28,253)	8,858	(19,395)
Non-interest income	76,591	193,501	179,840	449,932	10,185	460,117
Investment securities gains (losses), net	—	—	—	—	6,846	6,846
Non-interest expense	(248,478)	(301,341)	(118,512)	(668,331)	(47,180)	(715,511)
Income before income taxes	$185,362	$278,595	$127,868	$591,825	$(86,169)	$505,656
Nine Months Ended September 30, 2023
Net interest income	$421,327	$393,318	$76,807	$891,452	$(141,744)	$749,708
Provision for credit losses	(19,784)	(3,206)	(14)	(23,004)	(6,568)	(29,572)
Non-interest income	74,773	184,288	162,835	421,896	6,270	428,166
Investment securities gains (losses), net	—	—	—	—	7,384	7,384
Non-interest expense	(243,004)	(290,953)	(119,019)	(652,976)	(26,752)	(679,728)
Income before income taxes	$233,312	$283,447	$120,609	$637,368	$(161,410)	$475,958
Increase (decrease) in income before income taxes:
Amount	$(47,950)	$(4,852)	$7,259	$(45,543)	$75,241	$29,698
Percent	(20.6)%	(1.7)%	6.0%	(7.1)%	(46.6)%	6.2%
Consumer
For the nine months ended September 30, 2024, income before income taxes for the Consumer segment decreased $48.0 million, or 20.6%, compared to the first nine months of 2023. The decrease in income before income taxes was mainly due to a decline in net interest income of $36.6 million, or 8.7%, and increases in non-interest expense of $5.5 million, or 2.3%, and the provision for credit losses of $7.7 million. Net interest income declined mainly due to a $60.8 million increase in deposit interest expense. This decrease was partly offset by higher loan interest income of $18.1 million and a $6.3 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income increased $1.8 million, or 2.4%, mainly due to higher net bank card fees (mainly credit and debit card fees), deposit account fees and mortgage banking revenue. Non-interest expense increased over the same period in the previous year mainly due to higher miscellaneous losses and allocated support costs for information technology and retail operations, partly offset by lower allocated management support costs. The increase in the provision for credit losses over the first nine months of 2023 was mainly due to higher consumer credit card and auto loan net charge-offs, partly offset by lower other vehicle and equipment loan net charge-offs.

Commercial
For the nine months ended September 30, 2024, income before income taxes for the Commercial segment decreased $4.9 million, or 1.7%, compared to the same period in the previous year. This decrease was mainly due to lower net interest income and higher non-interest expense, partly offset by higher non-interest income and a decrease in the provision for credit losses. Net interest income decreased $5.9 million, or 1.5%, mainly due to lower net allocated funding credits of $27.4 million, coupled with higher interest expense on deposits and customer repurchase agreements of $28.3 million and $9.1 million, respectively. These decreases to income were partly offset by higher loan interest income of $58.4 million. Non-interest income increased $9.2 million, or 5.0%, over the previous year mainly due to growth in deposit account fees (mainly corporate cash management fees), capital market fees and loan commitment fees. These increases were partly offset by decreases in net bank card fees (mainly corporate card fees), letter of credit fees and swap fees. Non-interest expense increased $10.4 million, or 3.6%, mainly due to higher salaries and benefits expense and allocated servicing and support costs for commercial banking sales and administration, management and bank operations. These increases were partly offset by lower allocated commercial sales and payment support costs. The provision for credit losses declined $2.3 million from the same period last year, mainly due to lower commercial and industrial loan net charge-offs.

Wealth
Wealth segment pre-tax profitability for the nine months ended September 30, 2024 increased $7.3 million, or 6.0%, over the same period in the previous year. Net interest income decreased $10.4 million, or 13.6%, mainly due to a $19.2 million increase in deposit interest expense. This decrease was partly offset by an $8.0 million increase in loan interest income and an $852 thousand increase in net allocated funding credits. Non-interest income increased $17.0 million, or 10.4%, over the prior year largely due to higher private client and institutional trust fees and cash sweep commissions. Non-interest expense decreased $507 thousand, or .4%, mainly due to deconversion expense recorded in the prior year, partly offset by higher salaries and benefits expense. The provision for credit losses decreased $164 thousand from the same period last year due to lower revolving home equity loan net charge-offs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability in this category was $75.2 million higher than in the same period last year. Unallocated securities gains were $6.8 million in the first nine months of 2024 compared to gains of $7.4 million in 2023. Also, the unallocated provision for credit losses decreased $15.4 million, primarily driven by decreases in the provision for credit losses on loans and the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first nine months of 2024 was $26.7 million, or $1.6 million lower than net charge-offs, due to a decrease in the allowance for credit losses on loans. In the comparable period last year, the provision for credit losses on loans was $35.2 million, or $12.1 million higher than net charge-offs, due to an increase in the allowance for credit losses on loans. For the nine months ended September 30, 2024, the Company's provision on unfunded lending commitments was a benefit of $7.3 million. Additionally, net interest income increased $76.9 million and non-interest income increased $3.9 million. The increase in net interest income was driven by decreases in interest expense on borrowings and deposits of $44.2 million and $15.4 million, respectively, and a $20.2 million decrease in net allocated funding credits. These increases to pre-tax profitability were partly offset by higher non-interest expense of $20.4 million.

Regulatory Changes
Deposit Insurance
On November 16, 2023, Federal Deposit Insurance Corporation (“FDIC”) issued a final rule to impose a special assessment to recover losses to the FDIC’s Deposit Insurance Fund following the failure of two financial institutions. The rule applies to all insured depository institutions and states that the special assessment would be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC could:
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

During the first quarter of 2024, the FDIC increased its estimate of losses to the Deposit Insurance Fund and in turn increased its estimated special assessment, announcing that the special assessment would come in the form of a June 2024 invoice based on its March 31, 2024 estimate loss in the Deposit Insurance Fund. The Company paid $2.0 million towards the special assessment in both June and September 2024 and has an accrual of $14.3 million at September 30, 2024 for FDIC special assessment liabilities.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2024 and 2023

	Third Quarter 2024			Third Quarter 2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,966,797	$92,471	6.17%	$5,849,227	$85,104	5.77%
Real estate — construction and land	1,400,563	29,704	8.44	1,508,850	31,070	8.17
Real estate — business	3,580,772	56,528	6.28	3,642,010	56,236	6.13
Real estate — personal	3,047,563	31,402	4.10	2,992,500	28,126	3.73
Consumer	2,129,483	35,519	6.64	2,102,281	31,630	5.97
Revolving home equity	335,817	6,490	7.69	304,055	5,947	7.76
Consumer credit card	559,410	19,697	14.01	564,039	19,570	13.77
Overdrafts	5,460	—	—	5,341	—	—
Total loans	17,025,865	271,811	6.35	16,968,303	257,683	6.02
Loans held for sale	2,448	39	6.34	5,714	152	10.55
Investment securities:
U.S. government and federal agency obligations	1,888,985	17,478	3.68	986,284	5,750	2.31
Government-sponsored enterprise obligations	55,583	331	2.37	55,676	331	2.36
State and municipal obligations(A)	856,620	4,317	2.00	1,391,541	6,823	1.95
Mortgage-backed securities	5,082,091	24,956	1.95	6,161,348	31,942	2.06
Asset-backed securities	1,525,593	10,188	2.66	2,553,562	14,129	2.20
Other debt securities	224,528	1,166	2.07	514,787	2,268	1.75
Trading debt securities(A)	47,440	539	4.52	35,044	451	5.11
Equity securities(A)	85,118	951	4.44	12,230	711	23.06
Other securities(A)	217,377	3,330	6.09	237,518	7,859	13.13
Total investment securities	9,983,335	63,256	2.52	11,947,990	70,264	2.33
Federal funds sold	12	—	—	2,722	45	6.56
Securities purchased under agreements to resell	474,997	4,215	3.53	712,472	3,740	2.08
Interest earning deposits with banks	2,565,188	35,034	5.43	2,337,744	31,738	5.39
Total interest earning assets	30,051,845	374,355	4.96	31,974,945	363,622	4.51
Allowance for credit losses on loans	(158,003)			(158,335)
Unrealized gain (loss) on debt securities	(961,695)			(1,458,141)
Cash and due from banks	361,854			295,711
Premises and equipment, net	481,301			463,828
Other assets	805,166			990,683
Total assets	$30,580,468			$32,108,691
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,303,675	214.07		$1,436,149	194.05
Interest checking and money market	13,242,398	57,963	1.74	13,048,199	43,601	1.33
Certificates of deposit of less than $100,000	1,055,683	11,073	4.17	1,423,965	15,499	4.32
Certificates of deposit of $100,000 and over	1,464,143	16,603	4.51	1,718,126	18,942	4.37
Total interest bearing deposits	17,065,899	85,853	2.00	17,626,439	78,236	1.76
Borrowings:
Federal funds purchased	$206,644	$2,792	5.38	508,851	$6,833	5.33
Securities sold under agreements to repurchase	2,351,870	21,066	3.56	2,283,020	18,431	3.20
Other borrowings(B)	496	6	4.81	685,222	9,160	5.30
Total borrowings	2,559,010	23,864	3.71	3,477,093	34,424	3.93
Total interest bearing liabilities	19,624,909	109,717	2.22%	21,103,532	112,660	2.12%
Non-interest bearing deposits	7,284,834			7,939,190
Other liabilities	405,490			367,741
Equity	3,265,235			2,698,228
Total liabilities and equity	$30,580,468			$32,108,691
Net interest margin (FTE)		$264,638			$250,962
Net yield on interest earning assets			3.50%			3.11%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2024 and 2023

	Nine Months 2024			Nine Months 2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$5,940,326	$271,895	6.11%	$5,754,947	$239,181	5.56%
Real estate — construction and land	1,448,033	91,046	8.40	1,456,986	85,201	7.82
Real estate — business	3,657,875	171,661	6.27	3,554,347	157,306	5.92
Real estate — personal	3,041,256	91,767	4.03	2,962,619	81,351	3.67
Consumer	2,113,267	103,323	6.53	2,089,524	88,144	5.64
Revolving home equity	328,060	18,881	7.69	300,502	16,754	7.45
Consumer credit card	558,403	58,633	14.03	558,741	57,415	13.74
Overdrafts	6,002	—	—	4,810	—	—
Total loans	17,093,222	807,206	6.31	16,682,476	725,352	5.81
Loans held for sale	2,351	125	7.10	5,793	448	10.34
Investment securities:
U.S. government and federal agency obligations	1,316,296	36,937	3.75	1,039,921	19,730	2.54
Government-sponsored enterprise obligations	55,623	992	2.38	66,056	1,352	2.74
State and municipal obligations(A)	1,084,951	16,147	1.99	1,571,132	24,626	2.10
Mortgage-backed securities	5,511,120	85,860	2.08	6,309,586	97,702	2.07
Asset-backed securities	1,797,750	33,692	2.50	2,869,252	44,836	2.09
Other debt securities	363,677	5,402	1.98	521,187	7,204	1.85
Trading debt securities(A)	44,839	1,645	4.90	42,392	1,494	4.71
Equity securities(A)	75,193	2,658	4.72	12,340	2,140	23.19
Other securities(A)	222,473	18,016	10.82	247,019	18,297	9.90
Total investment securities	10,471,922	201,349	2.57	12,678,885	217,381	2.29
Federal funds sold	738	37	6.70	16,262	639	5.25
Securities purchased under agreements to resell	373,544	8,270	2.96	787,070	11,791	2.00
Interest earning deposits with banks	2,202,444	90,096	5.46	1,816,210	70,328	5.18
Total interest earning assets	30,144,221	1,107,083	4.91	31,986,696	1,025,939	4.29
Allowance for credit losses on loans	(159,888)			(155,870)
Unrealized gain (loss) on debt securities	(1,168,558)			(1,392,373)
Cash and due from banks	303,877			306,441
Premises and equipment, net	479,544			448,168
Other assets	888,441			936,131
Total assets	$30,487,637			$32,129,193
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,322,148	605.06		$1,500,666	573.05
Interest checking and money market	13,206,726	169,981	1.72	13,076,565	93,419.96
Certificates of deposit of less than $100,000	1,012,254	31,787	4.19	975,175	27,049	3.71
Certificates of deposit of $100,000 and over	1,517,154	51,591	4.54	1,367,560	39,985	3.91
Total interest bearing deposits	17,058,282	253,964	1.99	16,919,966	161,026	1.27
Borrowings:
Federal funds purchased	$266,415	$10,780	5.40	$503,301	18,816	5.00
Securities sold under agreements to repurchase	2,372,816	61,797	3.48	2,302,289	52,940	3.07
Other borrowings(B)	470	14	3.98	951,971	37,027	5.20
Total borrowings	2,639,701	72,591	3.67	3,757,561	108,783	3.87
Total interest bearing liabilities	19,697,983	326,555	2.21%	20,677,527	269,809	1.74%
Non-interest bearing deposits	7,303,728			8,421,754
Other liabilities	404,962			360,506
Equity	3,080,964			2,669,406
Total liabilities and equity	$30,487,637			$32,129,193
Net interest margin (FTE)		$780,528			$756,130
Net yield on interest earning assets			3.46%			3.16%
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

	September 30, 2024		June 30, 2024
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$13.8	1.29%	$(7.2)	(.67)%
200 basis points rising	15.1	1.43	(9.0)	(.84)
100 basis points rising	14.6	1.37	(5.1)	(.47)
100 basis points falling	$(19.8)	(1.86)%	$(9.3)	(.86)%
200 basis points falling	(42.5)	(4.00)	(26.1)	(2.44)
300 basis points falling	(62.0)	(5.83)	(44.6)	(4.16)

Under the simulation, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is more asset sensitive when compared to the scenarios in the previous quarter. This change was primarily due to actions taken by the Federal Reserve to reduce short-term interest rates by 50 basis points. As short-term rates fall, deposit rates become less sensitive which resulted in larger declines in interest income in the falling rate scenarios and growth in interest income in the rising rate scenarios.

The comparison above provides insight into potential effects of changes in rates on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 - 31, 2024	128,289	$64.55	128,289	4,186,806
August 1 - 31, 2024	311,882	$61.73	311,882	3,874,924
September 1 - 30, 2024	259,748	$62.11	259,748	3,615,176
Total	699,919	$62.39	699,919	3,615,176

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2024 of 5,000,000 shares, 3,615,176 shares remained available for purchase at September 30, 2024.

Item 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. EXHIBITS
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below.

3 - By-Laws, as amended, were filed in current report on Form 8-K (Commission file number 1-36502) dated October 30, 2024, and the same is hereby incorporated by reference.

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: November 6, 2024		Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: November 6, 2024		(Chief Accounting Officer)