Form 10-K
period 2024-12-31
COMMERCE BANCSHARES INC /MO/
filed 2025-02-25
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,720,000,000.
As of February 19, 2025, there were 133,881,257 shares of Registrant’s $5 Par Value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be filed within 120 days of December 31, 2024, are incorporated by reference into Part III of this Report.

PART I
Item 1.    BUSINESS
General
Commerce Bancshares, Inc., a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. Through a second tier wholly-owned bank holding company, it owns all the outstanding capital stock of Commerce Bank (the “Bank”), which is headquartered in Missouri. The Bank engages in general banking business, providing a broad range of retail, mortgage banking, corporate, investment, trust, and asset management products and services to individuals, businesses, and municipalities. Commerce Bancshares, Inc. also owns, directly or through the Bank, various non-banking subsidiaries. Their activities include private equity investment, securities brokerage, underwriting, specialty lending, and leasing activities. A list of Commerce Bancshares, Inc.'s subsidiaries is included as Exhibit 21.

Commerce Bancshares, Inc. and its subsidiaries (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2024, the Company had consolidated assets of $32.0 billion, loans of $17.2 billion, deposits of $25.3 billion, and equity of $3.3 billion. The Company's principal markets, which are served by 142 branch facilities, are located throughout Missouri, Kansas, and central Illinois, as well as Tulsa and Oklahoma City, Oklahoma and Denver, Colorado. Its two largest markets are St. Louis and Kansas City, which serve as central hubs for the Company. The Company also has offices in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, Grand Rapids, and Naples that support customers in its commercial and/or wealth segments and operates a commercial payments business with sales representatives covering the continental United States of America (“U.S.”).

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

The markets the Bank serves are mainly located in the lower Midwest, which provides natural sites for production and distribution facilities and serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including construction, logistics and distribution, automobile, technology, financial services, aerospace, manufacturing, health care, numerous service industries, and agribusiness. The personal real estate lending operations of the Bank are predominantly centered in its principal markets.

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

Employees and Human Capital
The Company employed 4,537 persons on a full-time basis and 150 persons on a part-time basis at December 31, 2024. None of the Company's employees are represented by collective bargaining agreements.

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

Competition
The Company operates in the highly competitive environment of financial services. The Company regularly faces competition from banks, credit unions, brokerage companies, mortgage companies, insurance companies, trust companies, private equity firms, leasing companies, securities brokers and dealers, financial technology companies, e-commerce companies, investment management companies, and other companies providing financial services. Some of these competitors are not subject to the same regulatory restrictions as domestic banks and bank holding companies. Some other competitors are significantly larger than the Company, and therefore have greater economies of scale, greater financial resources, higher lending limits, and may offer products and services that the Company does not provide. The Company competes by providing a broad offering of products and services to support the needs of customers, matched with a strong commitment to customer service. The Company also competes based on quality, innovation, convenience, reputation, industry knowledge, and price. In its two largest markets, the Company has approximately 10% of the deposit market share in Kansas City and approximately 7% of the deposit market share in St. Louis.

Operating Segments
The Company is managed in three operating segments: Commercial, Consumer, and Wealth. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, payment solutions, leasing, and international services, as well as business and government deposit, investment, institutional brokerage, and cash management services. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, and consumer debit and credit bank card activities. The Wealth segment provides traditional trust and estate planning services, consumer brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. In 2024, the Commercial, Consumer and Wealth segments contributed 47%, 31% and 22% of total segment pre-tax income, respectively. See the section captioned "Operating Segments" in Item 7, Management's Discussion and Analysis, of this report and Note 13 to the consolidated financial statements for additional discussion on operating segments.

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

In November 2023, the FDIC Board of Directors approved a final rule implementing a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in 2023. Largely as a result of the FDIC's approval of its final rule, the Company's deposit insurance expense was $33.2 million in 2023, compared to $10.6 million in 2022. For the year ended December 31, 2024, the Company's deposit insurance expense was $16.5 million.

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

A comprehensive capital framework was established by the Basel Committee on Banking Supervision, which was effective for large and internationally active U.S. banks and bank holding companies on January 1, 2015. A key goal of the Basel III framework was to strengthen the capital resources of banking organizations during normal and challenging business environments. Basel III increased minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, stock repurchases and executive compensation. The rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. At December 31, 2024, the Company's capital ratios are well in excess of those minimum ratios required by Basel III.

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
The concentration of the Company’s banking business in the United States particularly exposes it to downturns in the U.S. economy. In particular, the Company may face the following risks in connection with market conditions:
•In 2024, the United States ("U.S.") economy faced a series of challenges, including declining but elevated inflation. The economy saw a strong but slowing job market and solid consumer spending fueling economic growth. Uncertainties about global geopolitical tensions continued in 2024, as did lingering supply chain concerns. Looking ahead to 2025, inflationary pressures have eased but uncertainty remains around tax reform, tariffs, and other monetary policy.
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
•During recent years, there was a shift from in-office work to remote work. As a result, businesses continue to reevaluate their office space needs and, in some cases, reduce their leased office space, selling commercial office buildings, or leasing space no longer needed. The impact of this shift continues to be seen but could result in reduced demand for office space, lower lease rates for office space, and lower values of office buildings. These factors may contribute to higher delinquencies and net charge-offs for commercial office real estate loans. Additionally, businesses that cater to or are located near dense areas of office buildings may be adversely impacted, which could result in higher delinquencies and net charge-offs for certain commercial borrowers.
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
The Company’s success is heavily influenced by the general economic conditions of the specific markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides financial services primarily throughout the states of Missouri, Kansas, central Illinois, Oklahoma, and Colorado. It also has a growing presence in additional states through its offices in: Texas, Iowa, Indiana, Michigan, Ohio, Florida, and Tennessee that serve commercial or trust customers. As the Company does not have a significant banking presence in other parts of the country, a prolonged economic downturn in the markets where the Company has a primary or growing presence could have a material adverse effect on the Company’s financial condition and results of operations.

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
As part of the financial services industry, the Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer, restrict the Company's ability to pay dividends, subject the Company to higher capital requirements, and/or increase the ability of non-banks to offer competing financial services and products, among other things. During November 2023, the FDIC approved a final rule implementing a one-time special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in 2023. Largely as a result of the FDIC's approval of its final rule, the Company's deposit insurance expense was $33.2 million in 2023, compared to $10.6 million in 2022. For the year ended December 31, 2024, the Company's deposit insurance expense was $16.5 million. Assessments driven by regulation, such as these, increased the Company's expenses in 2023 and additional assessments could further increase the Company's expenses.

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
In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other ESG matters. For example, the state of California, in which the Company does business, has enacted bills that would require the Company and other entities to report climate-related information such as greenhouse gas emissions and climate-related risks. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers. These additional disclosures and reporting would require increased time and expense for the Company related to information gathering and compliance.

Liquidity and Capital Risks
The Company is subject to both interest rate and liquidity risk.
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 63% of total revenue for the year ended December 31, 2024. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues and costs for earning assets and liabilities, and could significantly impact the Company’s net interest income.

To combat the high inflation experienced in 2022 and 2023, the Federal Reserve Board significantly increased the benchmark interest rate from nearly zero at the start of 2022 to between 4.25% and 4.50% at the end of 2022 and continued to raise interest rates at a more modest pace to between 5.25% and 5.50% by the end of July 2023. These elevated rates remained in effect for the first half of 2024 and drove an increase in unrealized losses in fixed rate asset portfolios. During September 2024, the Federal Reserve began reducing rates as inflation began to subside. Monetary policy led by the Federal Reserve in the coming year will play a crucial role in liquidity and interest rate risk. Future economic conditions or other factors could shift monetary policy resulting in additional increases or decreases in the benchmark rate. Furthermore, changes in interest rates could result in unanticipated changes to customer deposit balances and adversely affect the Company’s liquidity position.

The soundness of other financial institutions could adversely affect the Company.
As demonstrated by banking failures within the industry during 2023, the Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institution counterparties. Financial services institutions are interrelated because of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Transactions with these institutions include overnight and term borrowings, interest rate swap agreements, securities purchased and sold, short-term investments, and other such transactions. Because of this exposure, defaults by, or rumors or questions about, one or more financial services institutions or the financial services industry in general, could lead to market-wide liquidity problems and defaults by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client, while other transactions expose the Company to liquidity risks should funding sources quickly disappear. In addition, the Company’s credit risk may be exacerbated when the collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the exposure due to the Company. Any such losses could materially and adversely affect results of operations.

Decreased confidence in regional banks among deposit customers, investors, and other counterparties may cause significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. Rapidly rising interest rates could result in an increase in unrealized losses in the Company's available for sale debt securities portfolio. Additionally, rising interest rates may result in increased competition for bank deposits. These events could have adverse impacts on the market price and volatility of the Company’s stock. These events could also lead to increases in the Company’s interest expense, as it could require the Company to raise interest rates paid to depositors in order to compete with other banks, and in an effort to replace deposits, seek borrowings which carry higher interest rates.

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
The allowance for credit losses on loans and the liability for unfunded lending commitments at December 31, 2024 reflect management's estimate of credit losses expected in the loan portfolio, including unfunded lending commitments, as of the balance sheet date. See Note 2 to the consolidated financial statements and the section captioned “Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for credit losses on loans and the liability for unfunded lending commitments at December 31, 2024.

The Company's estimate of credit losses utilizes a life of loan loss concept, and the level of the allowance is based on management’s methodology that utilizes historical net charge-off rates and adjusts for the impacts in the reasonable and supportable forecast and other qualitative factors. Key assumptions include the application of historical loss rates, prepayment speeds, economic forecast results of a reasonable and supportable period, the period to revert to historical loss rates, and qualitative factors. The Company’s allowance level is subject to review by regulatory agencies, and that review could also result in adjustments to the allowance for credit losses. Additionally, the volatility of the Company's provision for credit losses may change from year to year due to macroeconomic variables that influence the Company's loss estimates, and the volatility in credit losses may be material to the Company's earnings.

The Company’s investment portfolio values may be adversely impacted by deterioration in the credit quality of underlying collateral within the various categories of investment securities it owns.
The Company maintains a portfolio of investments, which includes available for sale debt securities, trading securities, equity securities, and other investments. The Company does not hold any investments classified as held-to-maturity. The Company generally invests in liquid, investment grade securities, however, these securities are subject to changes in market value due to changing interest rates and implied credit spreads. While the Company maintains prudent risk management practices over bonds issued by municipalities and other issuers, credit deterioration in these bonds could occur and result in losses. Certain mortgage and asset-backed securities (which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets) may decline in value due to actual or expected deterioration in the underlying collateral. Under accounting rules, when an available for sale debt security is in an unrealized loss position, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the security or believes it is more likely than not that the Company will be required to sell the security before the value recovers. Additionally, the current expected credit loss model (CECL) requires that lifetime expected credit losses on securities be recorded in current earnings. This could result in significant losses.

The Company could recognize losses on securities held in its securities portfolio, particularly if it were to sell a significant portion of its investments prior to maturity.
The Company's available for sale debt securities portfolio is carried at fair value, with unrealized gains and losses carried in accumulated other comprehensive income (loss) within shareholder's equity. The fair value of investments, including available for sale debt investments, may change with changes in interest rates, credit concerns, or other economic factors. Due mostly to the increase in interest rates during 2022 and 2023, the fair value of the Company's available of sale debt securities included a net unrealized loss of $991 million at December 31, 2024. As of December 31, 2024, the Company has the intent and ability to maintain its available for sale debt investments until recovery of their amortized cost basis. However, if in the future the Company were to elect to sell or needed to sell the investments before the recovery of their amortized cost basis, the Company could realize significant losses in its income statement.

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

As seen during the COVID-19 pandemic, fallout from economic and societal changes resulting from significant public health threats may cause prolonged global or national recessionary economic conditions, which could have a material adverse effect on the Company's business, results of operations and financial condition. The potential impacts of future epidemics, pandemics, or other outbreaks of an illness, disease, or virus could therefore materially and adversely affect the Company's business, revenue, operations, financial condition, liquidity and cash flows.
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

Item 1b.    UNRESOLVED STAFF COMMENTS
None

Item 1c. CYBERSECURITY
Cybersecurity Program and Management Oversight
The Company has established an Information and Cybersecurity program integrated into its risk management process. The program is directed by the Company’s Information Security Strategy Board (“ISSB”). The purpose of the ISSB is to (i) provide management direction and support for information security risk oversight for the Company’s information security program and (ii) to engage Company leaders to promote information security risk awareness and sound information security risk management practices across the organization. The ISSB has been delegated authority from the Company’s Enterprise Risk Management Committee (“ERM Committee”) to advance and monitor the overall effectiveness of the Company’s information security program and risk management activities. The ISSB also has the authority to direct effective and timely implementation of actions to address emerging information security risks and information security risk management deficiencies. The ISSB meets at least quarterly.

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

Cybersecurity Risk Assessment Strategy, Policies and Standards
The Company’s cybersecurity program is primarily structured based upon national and international security protocols and frameworks. The Company has implemented a strategy to address threats to Company assets. The Company’s Information Security program balances security risks with business goals and provides appropriate protections for the confidentiality, integrity and availability of Company and customer information. The Company conducts benchmark assessments of its Information Security program to evaluate its strength as measured against recommended industry security best practice entities.

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

The Company engages cybersecurity assessors and consultants, including third party auditors, to perform annual penetration testing and risk assessments. These external parties provide validation of our processes and controls, ensuring they meet industry best practices and regulatory standards.

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

Like other financial institutions, the Company experiences malicious cyber activity on an ongoing basis directed at its websites, computer systems, software, networks and users. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial of service attacks. The Company also experiences large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud. While, to date, malicious cyber activity, cyberattacks and other information security breaches have not had a material adverse impact on the Company, risk to its systems remains significant. See Technology Risk "A successful cyber attack or other computer system breach could significantly harm the Company, its reputation and its customers" within Risk Factors Item 1a.

Item 2.    PROPERTIES
The main offices of the Company are located in Kansas City and St. Louis, Missouri. The Company owns its main offices and leases unoccupied premises to the public. The larger office buildings include:

Building	Net rentable square footage	% occupied in total	% occupied by Bank
1000 Walnut Kansas City, MO	391,000	96%	53%
922 Walnut Kansas City, MO	256,000	95	91
811 Main Kansas City, MO	237,000	100	100
8001 Forsyth Clayton, MO	276,000	76	19
8000 Forsyth Clayton, MO	178,000	100	100

The Company has an additional 140 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased.

Item 3.     LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 21, Commitments, Contingencies and Guarantees on page 137.
Item 4.     MINE SAFETY DISCLOSURES
Not applicable

Information about the Company's Executive Officers
The following are the executive officers of the Company as of February 25, 2025, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant
Kevin G. Barth, 64	Executive Vice President of the Company since April 2005, and Community President and Chief Executive Officer of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.
Derrick R. Brooks, 48	Senior Vice President of the Company and Executive Vice President of Commerce Bank since January 2021. Senior Vice President of Commerce Bank prior thereto.
John K. Handy, 61	Executive Vice President of the Company since January 2018 and Senior Vice President of the Company prior thereto. Community President and Chief Executive Officer of Commerce Bank since January 2018 and Senior Vice President of Commerce Bank prior thereto.
Richard W. Heise, 56	Senior Vice President of the Company since April 2022 and Executive Vice President of Commerce Bank since July 2021. Prior to his employment with Commerce Bank in February 2017, he was employed at a healthcare tech services company where he served as a senior vice president of revenue cycle and financial services.

Name and Age	Positions with Registrant
Robert S. Holmes, 61
Executive Vice President of the Company since April 2015, and Community President and Chief Executive Officer of Commerce Bank since January 2016. Prior to his employment with Commerce Bank in March 2015, he was employed at a Midwest regional bank where he served as managing director and head of Regional Banking.

Kim L. Jakovich, 55	Senior Vice President of the Company since April 2022, and Officer of the Company prior thereto. Senior Vice President of Commerce Bank since July 2015.
Patricia R. Kellerhals, 67	Senior Vice President of the Company since February 2016 and Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since 2005.
David W. Kemper, 74
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

John W. Kemper, 47	Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Commerce Bank since August 2018. Prior thereto, he was Chief Operating Officer of the Company. President of the Company since February 2013 and President of Commerce Bank since March 2013. Member of Board of Directors since September 2015. He is the son of David W. Kemper (Executive Chairman of the Company) and nephew of Jonathan M. Kemper (a former Vice Chairman of the Company).
Charles G. Kim, 64
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Douglas D. Neff, 56	Senior Vice President of the Company since January 2019 and Chairman and Chief Executive Officer of Commerce Bank Southwest Region since 2013.
David L. Orf, 58	Executive Vice President of the Company since October 2020 and Chief Credit Officer of the Company since January 2021. Executive Vice President of Commerce Bank since January 2014 and Senior Vice President of Commerce Bank prior thereto.
Paula S. Petersen, 58	Executive Vice President of the Company since January 2022 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since March 2012.
David L. Roller, 54	Senior Vice President of the Company since July 2016 and Senior Vice President of Commerce Bank since September 2010.
Margaret M. Rowe, 60	Senior Vice President of the Company since July 2024 and Vice President of the Company prior thereto. Secretary and General Counsel of the Company since April 2022. Executive Vice President of Commerce Bank since July 2024 and Secretary and General Counsel of Commerce Bank since September 2022. Vice President of Commerce Bank prior thereto.
Paul A. Steiner, 53	Controller and Chief Accounting Officer of the Company since April 2019. He is also Controller of the Company's subsidiary bank, Commerce Bank. Assistant Controller and Director of Tax of the Company prior thereto.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Commerce Bancshares, Inc.
Common Stock Data
Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 3,262 common shareholders of record as of December 31, 2024. Certain of the Company's shares are held in "nominee" or "street" name and the number of beneficial owners of such shares is approximately 152,000.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2019 with dividends reinvested on a cumulative total shareholder return basis.

Five Year Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
2019
2020
2021
2022
2023
2024
Commerce (CBSH)
KBW NASDAQ Regional Banking
S&P 500

	2019	2020	2021	2022	2023	2024
Commerce (CBSH)	$100.00	$103.49	$115.42	$121.89	$102.51	$128.00
KBW NASDAQ Regional Banking	100.00	91.34	124.82	116.18	115.72	130.95
S&P 500	100.00	118.33	152.27	124.67	157.41	196.64

The Company has a long history of paying dividends. 2024 marked the 56th consecutive year of growth in our regular common dividend, and the Company has also issued an annual 5% common stock dividend for the past 31 years. However, payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Board of Directors makes the dividend determination quarterly.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1 - 31, 2024	155,726	$62.13	155,726	3,459,450
November 1 - 30, 2024	310,683	$70.48	310,683	3,148,767
December 1 - 31, 2024	217,119	$68.27	217,119	2,931,648
Total	683,528	$67.88	683,528	2,931,648

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2024 of 5,000,000 shares, 2,931,648 shares remained available for purchase at December 31, 2024.

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

Overview
The Company operates as a super-community bank and offers a broad range of financial products to consumer, municipal, and commercial customers, delivered with a focus on high-quality, personalized service. The Company is headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from 243 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado and commercial offices throughout the nation's midsection. A variety of delivery platforms are utilized, including an extensive network of branches and ATM machines, full-featured online banking, a mobile application, and a centralized contact center.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:
•    Net income and earnings per share — Net income attributable to Commerce Bancshares, Inc. during 2024 was $526.3 million, an increase of 10.3% compared to the previous year. The return on average assets was 1.72% in 2024, and the return on average common equity was 16.66%. Diluted earnings per share increased 11.8% in 2024 compared to 2023.
•    Total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2024 increased $84.6 million, or 5.4%, from 2023, as net interest income grew $42.1 million, and non-interest income increased $42.5 million. Growth in net interest income resulted principally from increases in interest income from loans, partly offset by an increase in interest expense on deposits. The increase in non-interest income in 2024 was mainly due to higher trust fees, supplemented by higher deposit account fees and capital market fees.
•    Non-interest expense — Total non-interest expense increased 2.2% this year compared to 2023, mainly due to higher salaries and employee benefits expense, partially offset by lower deposit insurance expense due to a special FDIC assessment accrued in 2023.
•    Asset quality — Net loan charge-offs totaled $38.9 million in 2024, an increase of $7.8 million from those recorded in 2023, and averaged .23% of loans in 2024, as compared to .19% of loans in 2023. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $18.6 million at December 31, 2024, compared to $7.6 million at December 31, 2023, and represented .11% of loans outstanding at December 31, 2024.
•    Shareholder return — During 2024, the Company paid cash dividends of $1.03 per share on its common stock, representing an increase of 5.0% over the previous year. In 2024, the Company issued its 31st consecutive annual 5%

common stock dividend, and in February 2025, the Company's Board of Directors authorized an increase of 7.0% in the common cash dividend. The Company purchased 2,875,349 shares in 2024. Total shareholder return, including the change in stock price and dividend reinvestment, was 5.1%, 10.8%, and 10.7% over the past 5, 10, and 15 years, respectively.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

	2024	2023	2022	2021	2020
(Based on average balances)
Return on total assets	1.72%	1.49%	1.45%	1.55%	1.20%
Return on common equity	16.66	17.94	17.31	15.37	10.64
Equity to total assets	10.29	8.33	8.39	10.11	11.18
Loans to deposits (1)	69.73	66.31	55.41	56.46	67.73
Non-interest bearing deposits to total deposits	29.97	32.61	39.02	40.46	37.83
Net yield on interest earning assets (tax equivalent basis)	3.47	3.16	2.85	2.58	2.99
(Based on end of period data)
Non-interest income to revenue (2)	37.18	36.47	36.71	40.15	37.87
Efficiency ratio (3)	57.37	59.17	56.90	57.64	57.19
Tier I common risk-based capital ratio	16.71	15.25	14.13	14.34	13.71
Tier I risk-based capital ratio	16.71	15.25	14.13	14.34	13.71
Total risk-based capital ratio	17.48	16.03	14.89	15.12	14.82
Tier I leverage ratio	12.26	11.25	10.34	9.13	9.45
Tangible common equity to tangible assets ratio (4)	9.92	8.85	7.32	9.01	9.92
Common cash dividend payout ratio	26.50	28.24	26.10	23.12	35.32
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

(Dollars in thousands)	2024	2023	2022	2021	2020
Total equity	$3,332,475	$2,964,230	$2,481,577	$3,448,324	$3,399,972
Less non-controlling interest	22,594	20,114	16,286	11,026	2,925
Less goodwill	146,539	146,539	138,921	138,921	138,921
Less intangible assets*	3,864	4,058	4,305	4,604	4,958
Total tangible common equity (a)	$3,159,478	$2,793,519	$2,322,065	$3,293,773	$3,253,168
Total assets	$31,996,627	$31,701,061	$31,875,931	$36,689,088	$32,922,974
Less goodwill	146,539	146,539	138,921	138,921	138,921
Less intangible assets*	3,864	4,058	4,305	4,604	4,958
Total tangible assets (b)	$31,846,224	$31,550,464	$31,732,705	$36,545,563	$32,779,095
Tangible common equity to tangible assets ratio (a)/(b)	9.92%	8.85%	7.32%	9.01%	9.92%
* Intangible assets other than mortgage servicing rights.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2024	2023	2022	'24-'23	'23-'22	'24-'23	'23-'22
Net interest income	$1,040,246	$998,129	$942,185	$42,117	$55,944	4.2%	5.9%
Provision for credit losses	(32,903)	(35,451)	(28,071)	(2,548)	7,380	(7.2)	26.3
Non-interest income	615,553	573,045	546,535	42,508	26,510	7.4	4.9
Investment securities gains (losses), net	7,823	14,985	20,506	(7,162)	(5,521)	(47.8)	(26.9)
Non-interest expense	(951,229)	(930,982)	(848,777)	20,247	82,205	2.2	9.7
Income taxes	(145,089)	(134,549)	(132,358)	10,540	2,191	7.8	1.7
Income (expense) attributable to non-controlling interest	(8,070)	(8,117)	(11,621)	(47)	(3,504)	(.6)	(30.2)
Net income attributable to Commerce Bancshares, Inc.	$526,331	$477,060	$488,399	$49,271	$(11,339)	10.3%	(2.3)%
N.M. - Not meaningful.

Net income attributable to Commerce Bancshares, Inc. (net income) for 2024 was $526.3 million, an increase of $49.3 million, or 10.3%, compared to $477.1 million in 2023. Diluted income per common share was $3.87 in 2024, compared to $3.46 in 2023. The growth in net income resulted mainly from increases of $42.5 million in non-interest income and $42.1 million in net interest income, partly offset by increases in non-interest expense and income taxes of $20.2 million and $10.5 million, respectively. The return on average assets was 1.72% in 2024 compared to 1.49% in 2023, and the return on average common equity was 16.66% in 2024 compared to 17.94% in 2023. At December 31, 2024, the ratio of tangible common equity to tangible assets increased to 9.92%, compared to 8.85% at year end 2023.

During 2024, net interest income grew mainly due to an increase of $78.4 million in interest income earned on loans, mainly due to higher average rates, and a decrease of $43.9 million in interest expense on borrowings, mainly due to lower average balances, partly offset by an increase in interest expense on deposits of $90.0 million, mainly due to higher average rates paid. Total rates earned on average interest earning assets increased 52 basis points this year, while funding costs increased 52 basis points for deposits and decreased 28 basis points for borrowings.  The provision for credit losses increased mainly due to higher net loan charge-offs and an increase in the estimate of the allowance for credit losses on loans this year compared to last year. These increases were partly offset by a decrease in the liability for unfunded lending commitments. Net loan charge-offs increased $7.8 million, mainly due to higher credit card and consumer loan net charge-offs in 2024, partly offset by a decrease in business loan net charge-offs.

Non-interest income grew 7.4% in 2024, mainly due to increases in trust fees and deposit account fees. Net investment securities gains of $7.8 million were recorded in 2024 and were comprised mainly of gains on the sales of equity securities, partly offset by losses on sales of available for sale debt securities. Non-interest expense increased $20.2 million in 2024 compared to 2023, mainly due to higher salaries and benefits expense and data processing and software expense, partly offset by a decrease in deposit insurance expense.

Net income for 2023 was $477.1 million, a decrease of $11.3 million, or 2.3%, compared to $488.4 million in 2022. Diluted income per common share was $3.46 in 2023, compared to $3.50 in 2022. The decrease in net income resulted mainly from an increase of $82.2 million in non-interest expense, partly offset by increases in net interest income of $55.9 million and non-interest income of $26.5 million. The return on average assets was 1.49% in 2023 compared to 1.45% in 2022, and the return on average common equity was 17.94% in 2023 compared to 17.31% in 2022. At December 31, 2023, the ratio of tangible common equity to tangible assets increased to 8.85%, compared to 7.32% at year end 2022.

During 2023, net interest income grew mainly due to increases of $338.1 million in interest income earned on loans and $88.2 million in interest income earned on deposits with banks, mainly due to higher average rates, partly offset by increases in interest expense on deposits and borrowings of $215.7 million and $110.2 million, respectively, mainly due to higher average rates paid. Total rates earned on average interest earning assets increased 134 basis points in 2023, while funding costs for deposits and borrowings increased 156 basis points.  The provision for credit losses increased mainly due to higher net loan charge-offs and an increase in the estimate of the allowance for credit losses in 2023 compared to 2022. Net loan charge-offs increased $12.0 million, mainly due to higher credit card, consumer and business loan net charge-offs in 2023.

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

The Company distributed a 5% stock dividend for the 31st consecutive year on December 18, 2024. All per share and average share data in this report has been restated for the 2024 stock dividend.

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

At December 31, 2024, assets and liabilities measured using observable inputs that are classified as either Level 1 or Level 2 represented 98.1% and 99.9% of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3, and the Company's Level 3 assets totaled $185.4 million, or 2.0% of total assets recorded at fair value on a recurring basis. The fair value hierarchy, the extent to which fair value is used to measure assets and liabilities, and the valuation methodologies and key inputs used are discussed in Note 17 on Fair Value Measurements.

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

	2024			2023
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable-equivalent basis
Loans:
Business	$8,671	$24,588	$33,259	$15,048	$113,212	$128,260
Real estate - construction and land	(2,780)	4,099	1,319	12,264	43,081	55,345
Real estate - business	4,510	8,004	12,514	15,551	64,631	80,182
Real estate - personal	2,374	10,597	12,971	4,589	11,262	15,851
Consumer	591	15,607	16,198	840	36,426	37,266
Revolving home equity	2,312	211	2,523	1,023	9,127	10,150
Consumer credit card	(35)	864	829	1,663	10,728	12,391
Total interest on loans	15,643	63,970	79,613	50,978	288,467	339,445
Loans held for sale	(402)	(16)	(418)	(137)	83	(54)
Investment securities:
U.S. government and federal agency obligations	14,982	20,893	35,875	(3,589)	(12,585)	(16,174)
Government-sponsored enterprise obligations	(208)	(154)	(362)	205	185	390
State and municipal obligations	(10,249)	(691)	(10,940)	(12,406)	(3,435)	(15,841)
Mortgage-backed securities	(18,183)	1,977	(16,206)	(14,481)	7,436	(7,045)
Asset-backed securities	(21,116)	8,309	(12,807)	(17,460)	17,062	(398)
Other securities	9,165	(13,175)	(4,010)	2,859	(1,819)	1,040
Total interest on investment securities	(25,609)	17,159	(8,450)	(44,872)	6,844	(38,028)
Federal funds sold	(619)	9	(610)	27	220	247
Securities purchased under agreements to resell	(5,434)	5,143	(291)	(11,987)	2,989	(8,998)
Interest earning deposits with banks	18,170	22	18,192	6,630	81,520	88,150
Total interest income	1,749	86,287	88,036	639	380,123	380,762
Interest expense
Interest bearing deposits:
Savings	(76)	93	17	(60)	76	16
Interest checking and money market	5,890	74,577	80,467	(4,055)	125,332	121,277
Certificates of deposit of less than $100,000	1,619	1,917	3,536	610	36,611	37,221
Certificates of deposit of $100,000 and over	843	5,160	6,003	5,231	51,928	57,159
Federal funds purchased	(13,553)	509	(13,044)	9,117	14,312	23,429
Securities sold under agreements to resell	1,478	6,266	7,744	(124)	49,266	49,142
Other borrowings	(39,487)	14	(39,473)	28,598	9,058	37,656
Total interest expense	(43,286)	88,536	45,250	39,317	286,583	325,900
Net interest income, fully taxable-equivalent basis	$45,035	$(2,249)	$42,786	$(38,678)	$93,540	$54,862

Net interest income totaled $1.0 billion in 2024, increasing $42.1 million, or 4.2%, compared to $998.1 million in 2023. On a fully taxable-equivalent (FTE) basis, net interest income totaled $1.0 billion, and increased $42.8 million over 2023. This growth was due to increases of $79.6 million in interest earned on loans (FTE), due to higher average rates and balances, and $18.2 million in interest earned on balances at the Federal Reserve, due to higher average balances, and a decrease of $44.8 million in interest expense on borrowings, mainly due to lower average balances. These increases to income were partly offset by an increase of $90.0 million in interest expense on deposits, mainly due to higher average rates paid, and lower interest earned on investment securities of $8.5 million, due to lower average balances, partly offset by higher average rates. The net yield on earning assets (FTE) was 3.47% in 2024 compared with 3.16% in 2023. The fully taxable-equivalent basis uses a federal income tax rate of 21%.

During 2024, loan interest income (FTE) grew $79.6 million over 2023 mainly due to an increase in rates earned for all loan categories and growth of $310.2 million, or 1.8%, in average loan balances. The average fully taxable-equivalent rate earned on the loan portfolio increased 36 basis points to 6.26% in 2024 compared to 5.90% in 2023. The higher rates earned on the loan portfolio were impacted by actions taken by the Federal Reserve in 2024 to lower short-term interest rates, which caused most of the Company's variable rate loan portfolio to re-price lower and fixed rate loans to originate at lower interest rates than the weighted-average of the portfolio of fixed rate loans. Increased interest earned on business, consumer, personal real estate and business real estate loans was the main driver of overall higher loan interest income. Business loan interest income increased $33.3 million due to a 40 basis point increase in the average rate earned and an increase of $164.3 million, or 2.84%, in average balances. Interest earned on consumer loans increased $16.2 million mainly due to an increase of 74 basis points in the average rate earned. Personal real estate loan interest grew $13.0 million in 2024 compared to 2023 as a result of an increase of 35 basis points in the average rate earned and higher average balances of $63.8 million, or 2.14%. Interest on construction and land loans grew $1.3 million over the prior year due to growth in the average rate earned of 29 basis points, partly offset by a decrease of $35.0 million, or 2.4%, in average loan balances. Interest on business real estate loans increased $12.5 million as the average rate earned increased 21 basis points and the average balance grew $75.3 million, or 2.1%. Revolving home equity loan interest increased $2.5 million mainly due to growth in average balances of $30.7 million, or 10.1%. Interest on consumer credit card loans was higher by $829 thousand due to an increase of 16 basis points in the average rate earned.

Fully taxable-equivalent interest income on total investment securities decreased $8.5 million during 2024, as average balances declined $1.9 billion, while the average rate earned increased 34 basis points. The average rate on the total investment securities portfolio was 2.63% in 2024 compared to 2.29% in 2023, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $10.4 billion in 2024 compared to an average balance of $12.4 billion in 2023. The decrease in interest income was mainly due to lower interest income earned on mortgage-backed securities, asset-backed securities and state and municipal securities, partly offset by an higher interest income earned on U.S. government securities. Interest earned on mortgage-backed securities decreased $16.2 million due to lower average balances of $878.4 million, slightly offset by an increase of three basis points in the average rate earned. Interest earned on asset-backed securities decreased $12.8 million, due to a decline in average balances of $991.4 million, partly offset by an increase of 48 basis points in the average rate earned. The decrease of $10.9 million in interest earned on state and municipal securities was due to a decrease of $497.5 million in average balances and a decline of seven basis points in average rate earned. Interest earned on U.S. government securities increased $35.9 million mainly due to higher average balances of $601.7 million, or 60.0%, and an increase in average rate earned of 130 basis points. Interest earned on U.S. government securities was impacted by a decline of $2.5 million in inflation income on treasury inflation-protected securities (TIPS).

Interest on federal funds sold decreased $610 thousand and interest on securities purchased under resell agreements decreased $291 thousand compared to 2023 both due to declines in average balances, partly offset by growth in the average rate earned. Interest income on balances at the Federal Reserve increased $18.2 million over 2023, due to growth in average balances of $344.8 million, or 17.6%.

During 2024, interest expense on deposits increased $90.0 million over 2023 and resulted mainly from a 52 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $80.5 million due to higher rates paid, which grew 59 basis points, and growth in average balances of $226.3 million, or 1.7%. Interest expense on certificates of deposit grew $9.5 million, due to a 33 basis point increase in the average rate paid, coupled with a $33.1 million increase in average balances. The overall rate paid on total deposits increased from 1.44% in 2023 to 1.96% in the current year. Interest expense on borrowings decreased $44.8 million mainly due to a $975.0 million decrease in average balances. Interest expense on federal funds purchased decreased $13.0 million, mainly due to a $265.7 million decline in average balances, while interest expense on securities sold under repurchase agreements increased $7.7 million due to a 26 basis point increase in average rate earned and an increase of $47.4 million in average balances. Interest expense on Federal Home Loan Bank (FHLB) borrowings declined $39.5 million due to a decline of $756.7 million in average balances. The Company did not have any outstanding FHLB borrowings at December 31, 2024. The overall average rate incurred on all interest bearing liabilities was 2.17% in 2024, compared to 1.86% in 2023.

Net interest income totaled $998.1 million in 2023, increasing $55.9 million, or 5.9%, compared to $942.2 million in 2022. On a FTE basis, net interest income totaled $1.0 billion, and increased $54.9 million over 2022. This growth was mainly due to increases of $339.4 million in interest earned on loans and $88.2 million in interest earned on balances at the Federal Reserve, both mainly due to higher average rates earned. These increases were partly offset by an increase of $325.9 million in interest expense on deposits and borrowings, mainly due to higher average rates paid, and lower interest earned on investment securities of $38.0 million, mainly due to lower average balances. The net yield on earning assets (FTE) was 3.16% in 2023 compared with 2.85% in 2022.

During 2023, loan interest income (FTE) grew $339.4 million over 2022 mainly due to an increase in rates earned for all loan categories and a $1.2 billion, or 7.8%, increase in average loan balances. The average fully taxable-equivalent rate earned on the loan portfolio increased 172 basis points to 5.90% in 2023 compared to 4.18% in 2022. The higher rates earned on the loan portfolio were partly related to actions taken by the Federal Reserve to raise short-term interest rates during 2022 and 2023, which caused most of the Company's variable rate loan portfolio to re-price higher. Additionally, fixed rate loans were generally originated in 2023 at higher interest rates than the weighted-average of the portfolio of fixed rate loans. Increased interest earned on business, business real estate and construction and land loans was the main driver of overall higher interest income. Business loan interest income increased $128.3 million due to a 196 basis point increase in the average rate earned and an increase of $405.2 million, or 7.5%, in average balances. Business real estate loan interest grew $80.2 million in 2023 compared to 2022 as a result of an increase of 181 basis points in the average rate earned and higher average balances of $372.0 million, or 11.6%. Interest earned on construction and land loans increased $55.3 million due to an increase of 292 basis points in the average rate earned and growth of $243.8 million, or 19.8%, in average balances. Interest on personal real estate loans increased $15.9 million as the average rate earned increased 38 basis points and the average balance grew $137.4 million. Interest on consumer loans grew $37.3 million over 2022 as the average rate earned increased 174 basis points. Revolving home equity loan interest increased $10.2 million due to an increase of 301 basis points in the average rate earned and growth in average balances of $22.7 million. Interest on consumer credit card loans was higher by $12.4 million due to an increase of 191 basis points in the average rate earned and a $14.0 million increase in average balances.

Fully taxable-equivalent interest income on total investment securities decreased $38.0 million during 2023, as average balances declined $2.6 billion, while the average rate earned increased 14 basis points. The average rate on the total investment securities portfolio was 2.29% in 2023 compared to 2.15% in 2022, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $12.4 billion in 2023 compared to an average balance of $14.9 billion in 2022. The decrease in interest income was mainly due to lower interest income earned on U.S. government securities, state and municipal securities and mortgage-backed securities. Interest earned on U.S. government securities decreased $16.2 million mainly due to lower TIPS interest income of $14.3 million. Average balances of U.S. government securities decreased $96.0 million and the average rate earned declined 125 basis points. The decrease of $15.8 million in interest earned on state and municipal securities was due to a decrease of $542.8 million in average balances and a decline of 23 basis points in average rate earned. Interest earned on mortgage-backed securities decreased $7.0 million due to a lower average balances of $742.6 million, partly offset by an increase of 12 basis points in the average rate earned. Interest earned on asset-backed securities decreased $398 thousand, due to a decline in average balances of $1.2 billion, mostly offset by an increase of 62 basis points in the average rate earned.

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

During 2023, interest expense on deposits increased $215.7 million over 2022 and resulted mainly from a 126 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $121.3 million mainly due to higher rates paid, which grew 94 basis points, slightly offset by lower average balances of $1.4 billion. Interest expense on certificates of deposit grew $94.4 million, mainly due to a 350 basis point increase in the average rate paid, coupled with a $1.4 billion increase in average balances. The overall rate paid on total deposits increased from .18% in 2022 to 1.44% in 2023. Interest expense on borrowings increased $110.2 million mainly due to a 210 basis point increase in the rate paid on securities sold under repurchase agreements and an increase in $711.3 million in average FHLB borrowings. The Company did not have any outstanding FHLB borrowings at December 31, 2023. The overall average rate incurred on all interest bearing liabilities was 1.86% in 2023, compared to .30% in 2022.

Provision for Credit Losses
The provision for credit losses is comprised of provisions for credit losses on loans and unfunded lending commitments and is recorded to adjust the allowance for credit losses on loans and the liability for unfunded lending commitments to a level deemed adequate by management based on the factors mentioned in the “Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments” section of this discussion. The provision for credit losses was $32.9 million in 2024, a decrease of $2.5 million from the 2023 provision.

The provision for credit losses on loans for the year ended December 31, 2024 was $39.2 million, compared to $43.3 million in 2023. The allowance for credit losses on loans totaled $162.7 million at December 31, 2024, an increase of $347 thousand compared to the prior year, and represented .95% of loans at year end 2024, compared to .94% at December 31, 2023.

The provision for unfunded lending commitments was a benefit of $6.3 million during 2024, compared to a benefit of $7.9 million in 2023. The liability for unfunded lending commitments was $18.9 million at December 31, 2024, compared to $25.2 million at December 31, 2023.

Non-Interest Income

				% Change
(Dollars in thousands)	2024	2023	2022	'24-'23	'23-'22
Trust fees	$214,430	$190,954	$184,719	12.3%	3.4%
Bank card transaction fees	189,784	191,156	176,144	(.7)	8.5
Deposit account charges and other fees	100,336	90,992	94,381	10.3	(3.6)
Capital market fees	19,776	14,100	14,231	40.3	(.9)
Consumer brokerage services	18,141	17,223	19,117	5.3	(9.9)
Loan fees and sales	12,890	11,165	13,141	15.5	(15.0)
Other	60,196	57,455	44,802	4.8	28.2
Total non-interest income	$615,553	$573,045	$546,535	7.4%	4.9%
Non-interest income as a % of total revenue*	37.2%	36.5%	36.7%
Total revenue per full-time equivalent employee	$352.8	$333.0	$324.1
*    Total revenue is calculated as net interest income plus non-interest income.

Below is a summary of net bank card transaction fees for the years ended December 31, 2024, 2023 and 2022, respectively.

				% Change
(Dollars in thousands)	2024	2023	2022	'24-'23	'23-'22
Net corporate card fees	$106,662	$110,641	$100,012	(3.6)%	10.6%
Net debit card fees	44,517	43,881	40,968	1.4	7.1
Net merchant fees	22,593	22,186	20,604	1.8	7.7
Net credit card fees	16,012	14,448	14,560	10.8	(.8)
Total bank card transaction fees	$189,784	$191,156	$176,144	(.7)%	8.5%
Non-interest income totaled $615.6 million, an increase of $42.5 million, or 7.4%, compared to $573.0 million in 2023. Trust fee income increased $23.5 million, or 12.3%, mainly as a result of higher private client trust fees (up 13.1%), which comprised 81.0% of trust fee income in 2024. The market value of total customer trust assets totaled $74.8 billion at year end 2024, which was an increase of 8.6% over year end 2023 balances. Bank card fees decreased $1.4 million, or .7%, from the prior year, mainly due to a decrease in net corporate card fees of $4.0 million, partly offset by increases in net credit card fees of $1.6 million, net debit card fees of $636 thousand and net merchant fees of $407 thousand. The decline in net corporate card fees from the prior year was mainly due to lower interchange income coupled with higher rewards expense. Net debit card fees increased mainly due to higher interchange income, while net credit card fees increased due to lower rewards expense. Net merchant fees increased mainly due to higher merchant discount fees, partly offset by lower interchange fees. Deposit account fees increased $9.3 million, or 10.3%, mainly due to higher corporate cash management fees of $8.5 million and other deposit fees of $894 thousand. In 2024, corporate cash management fees comprised 64.6% of total deposit fees, while overdraft fees comprised 11.5% of total deposit fees. Capital markets fees increased $5.7 million, or 40.3%, mainly due to higher trading securities income of $4.1 million and underwriting income of $2.4 million. Revenue from consumer brokerage services increased $918 thousand, or 5.3%, mainly due to higher annuity fees, while loan fees and sales increased $1.7 million, or 15.5%, mainly due to higher loan commitment fees and mortgage banking revenue. Other non-interest income increased $2.7 million, or 4.8%, over the prior year mainly due to higher gains on asset sales of $2.5 million, cash sweep commissions of $2.2 million and tax credit sales income of $2.1 million. These increases were partly offset by lower letter of credit fees of $2.3 million and swap fees of $1.2 million.

During 2023, non-interest income totaled $573.0 million, an increase of $26.5 million, or 4.9%, compared to $546.5 million in 2022. Bank card fees increased $15.0 million, or 8.5%, over 2022, mainly due to increases in net corporate card fees of $10.6 million, net debit card fees of $2.9 million and net merchant fees of $1.6 million. The growth in net corporate card fees over 2022 was mainly due to lower rewards and network expense coupled with higher interchange income. Net debit card fees increased mainly due to lower network expense, while net merchant fees increased mainly due to higher merchant discount fees. Trust fee income increased $6.2 million, or 3.4%, as a result of higher private client trust fees (up 4.3%), which comprised 80.4% of trust fee income in 2023. The market value of total customer trust assets totaled $68.9 billion at year end 2023, which was an increase of 14.2% over year end 2022 balances. Deposit account fees decreased $3.4 million, or 3.6%, mainly due to lower overdraft and return item fees of $8.3 million, partly offset by growth in corporate cash management fees of $3.8 million. In 2023, corporate cash management fees comprised 61.9% of total deposit fees, while overdraft fees comprised 12.8% of total deposit fees. Revenue from consumer brokerage services decreased $1.9 million, or 9.9%, mainly due to lower annuity fees, while loan fees and sales decreased $2.0 million, or 15.0%, mainly due to lower mortgage banking revenue. Other non-interest income increased $12.7 million, or 28.2%, over 2022 mainly due to higher letter of credit fees of $3.2 million, cash sweep commissions of $2.9 million, gains on the sale of real estate of $2.1 million and swap fees of $1.1 million. In addition, increases of $6.4 million in fair value adjustments were recorded on the Company's deferred compensation plan, which are held in a trust and recorded as both an asset and a liability, affecting both other income and other expense. These increases were partly offset by lower tax credit sales income of $2.4 million.

Investment Securities Gains (Losses), Net

(In thousands)	2024	2023	2022
Net gains (losses) on sales of available for sale debt securities	$(196,283)	$(8,444)	$(20,273)
Net gains (losses) on equity securities	178,092	(487)	(926)
Net gains (losses) on sales of private equity investments	1,880	(100)	(2,128)
Fair value adjustments of private equity investments	24,134	24,016	43,833
Total investment securities gains (losses), net	$7,823	$14,985	$20,506

Net gains and losses on investment securities during 2024, 2023 and 2022 are shown in the table above. Included in these amounts are gains and losses arising from sales of securities from the Company’s available for sale debt portfolio, net gains and losses on equity securities, and gains and losses relating to private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiary. The gains and losses on private equity investments include fair value adjustments, in addition to gains and losses realized upon disposition. The portions of private equity investment gains and losses that are attributable to minority interests are reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $4.2 million in 2024, $4.8 million in 2023, and $8.5 million in 2022.

Net securities gains of $7.8 million were recorded in 2024, which included net gains of $178.1 million on equity securities, net gains of $24.1 million in fair value adjustments on private equity investments, and net gains of $1.9 million on sales of private equity investments. These gains were offset by net losses of $196.3 million realized on sales of available for sale debt securities resulting from the Company's sale of approximately $1.3 billion (book value) in bonds, mainly state and municipal, mortgage-backed, and corporate debt securities.

Net securities gains of $15.0 million were recorded in 2023, which included net gains of $24.0 million in fair value adjustments on private equity investments. This increase was partly offset by losses of $8.4 million realized on sales of available for sale debt securities resulting from the Company's sale of approximately $1.1 billion (book value) in bonds, mainly state and municipal securities and asset-backed securities, net losses of $100 thousand on sales of private equity investments, and net losses of $487 thousand on equity securities.

Net securities gains of $20.5 million were recorded in 2022, which included net gains of $43.8 million in fair value adjustments on private equity investments. This increase was partly offset by losses of $20.3 million realized on sales of available for sale debt securities resulting from the Company's sale of approximately $105 million (book value) in bonds, mainly mortgage-backed and corporate bond securities, net losses of $2.1 million on sales of private equity investments, and net losses of $926 thousand on equity securities.

The Company's significant gains in equity securities for the year ended December 31, 2024 primarily relate to gains recorded on its shares of Visa, as described in Note 3, Investment Securities. Likewise, the $196.3 million losses realized on the Company's available for sale debt securities portfolio mainly relate to the successful execution of its planned available for sale debt security portfolio repositioning, in which the Company sold bonds with an amortized cost of $1.2 billion and subsequently reinvested the proceeds into higher yielding available for sale debt securities. Additional information about the Company's available for sale debt portfolio repositioning transactions is discussed in Note 3, Investment Securities.

Non-Interest Expense

				% Change
(Dollars in thousands)	2024	2023	2022	'24-'23	'23-'22
Salaries	$514,262	$492,977	$471,260	4.3%	4.6%
Employee benefits	93,600	91,086	82,787	2.8	10.0
Data processing and software	127,390	118,758	110,692	7.3	7.3
Net occupancy	53,223	53,629	49,117	(.8)	9.2
Professional and other services	35,077	36,198	35,805	(3.1)	1.1
Marketing	22,353	24,511	23,827	(8.8)	2.9
Equipment	20,619	19,548	19,359	5.5	1.0
Supplies and communication	19,291	19,420	18,101	(.7)	7.3
Deposit insurance	16,482	33,163	10,583	(50.3)	N.M.
Other	48,932	41,692	27,246	17.4	53.0
Total non-interest expense	$951,229	$930,982	$848,777	2.2%	9.7%
Efficiency ratio	57.4%	59.2%	56.9%
Salaries and benefits as a % of total non-interest expense	63.9%	62.7%	65.3%
Number of full-time equivalent employees	4,693	4,718	4,594
N.M. - Not meaningful.

Non-interest expense was $951.2 million in 2024, an increase of $20.2 million, or 2.2%, over the previous year. Salaries and benefits expense increased $23.8 million, or 4.1%, mainly due to higher costs for full-time salaries, incentive compensation, payroll taxes and 401(k) expense, slightly offset by lower contract labor expense. Full-time equivalent employees totaled 4,693 at December 31, 2024, compared to 4,718 at December 31, 2023. Data processing and software expense increased $8.6 million, or 7.3%, primarily due to increased costs for service providers and higher software expense and bank card processing fees. Net occupancy expense decreased $406 thousand, or .8%, mainly due to higher external rent income, partly offset by higher building depreciation expense. Professional and other services expense decreased $1.1 million, or 3.1%, mainly due to declines in other professional fees, loan collection fees, and pension plan expense, partly offset by an increase in legal fees. Marketing expense decreased $2.2 million, or 8.8%, while equipment expense increased $1.1 million, or 5.5%, mainly due to higher furniture and equipment depreciation expense. Supplies and communication expense decreased $129 thousand, or .7%, while deposit insurance expense decreased $16.7 million due to a $16.0 million accrual recorded in 2023 for a one-time special assessment by the FDIC to replenish the Deposit Insurance Fund. Other non-interest expense increased $7.2 million, or 17.4%, mainly due to litigation settlement expense of $10.0 million and a $5.0 million donation to a related charitable foundation, both recorded in 2024. These increases were partly offset by deconversion costs of $2.1 million recorded in 2023, as well as decreases in swap fee amortization expense of $859 thousand, travel and entertainment expense of $687 thousand and recruiting expense of $489 thousand.

In 2023, non-interest expense was $931.0 million in 2023, an increase of $82.2 million, or 9.7%, over 2022. Salaries and benefits expense increased $30.0 million, or 5.4%, mainly due to higher costs for full-time salaries, healthcare expense and payroll taxes, partly offset by lower incentive compensation expense. Full-time equivalent employees totaled 4,718 at December 31, 2023, compared to 4,594 at December 31, 2022. Data processing and software expense increased $8.1 million, or 7.3%, primarily due to increased costs for service providers and higher bank card processing fees. Net occupancy expense increased $4.5 million, or 9.2%, mainly due to higher depreciation expense and real estate taxes, partly offset by higher rent income. Deposit insurance expense increased $22.6 million due to a $16.0 million one-time special assessment accrual recorded the fourth quarter of 2023, mentioned above. Professional and other services expense increased $393 thousand, or 1.1%, mainly due to higher pension plan expense, partly offset by lower loan collection fees. Marketing expense increased $684 thousand, or 2.9%, while supplies and communication expense increased $1.3 million, or 7.3%, mainly due to higher postage expense, bank card reissuance fees and office supplies expense. Other non-interest expense increased $14.4 million, or 53.0%, mainly due to higher costs for travel and entertainment expense (up $1.9 million), miscellaneous losses (up $2.1 million) and lower deferred origination costs (up $1.6 million). In addition, an increase of $6.4 million in fair value adjustments were recorded on the Company's deferred compensation plan, and deconversion costs of $2.1 million relating to the transition of Commerce Financial Advisors support to LPL Financial's Institution Services platform were recorded in 2023.

Income Taxes
Income tax expense was $145.1 million in 2024, compared to $134.5 million in 2023 and $132.4 million in 2022. The effective tax rate, including the effect of non-controlling interest, was 21.6% in 2024 compared to 22.0% in 2023 and 21.3% in 2022. The decrease in the effective tax rate in 2024 compared to the rate for 2023 was mostly due to lower state and local income taxes. Additional information about income tax expense is provided in Note 9 to the consolidated financial statements.

Financial Condition
Loan Portfolio Analysis
Classifications of consolidated loans by major category at December 31, 2024 and 2023 are shown in the table below. This portfolio consists of loans which were acquired or originated with the intent of holding to their maturity. Loans held for sale are separately discussed in a following section. A schedule of average balances invested in each loan category below is disclosed within the Average Balance Sheets section of Management's Discussion and Analysis of Financial Condition and Results of Operations below.

	Balance at December 31
(In thousands)	2024	2023
Commercial:
Business	$6,053,820	$6,019,036
Real estate — construction and land	1,409,901	1,446,764
Real estate — business	3,661,218	3,719,306
Personal banking:
Real estate — personal	3,058,195	3,026,041
Consumer	2,073,123	2,077,723
Revolving home equity	356,650	319,894
Consumer credit card	595,930	589,913
Overdrafts	11,266	6,802
Total loans	$17,220,103	$17,205,479

The table below presents contractual maturities of the loan portfolio, based on payment due dates, as well as a breakdown of fixed rate and floating rate loans at December 31, 2024.

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial:
Business	$2,523,482	$3,174,490	$355,202	$646	$6,053,820
Real estate — construction and land	217,185	1,170,636	17,343	4,737	1,409,901
Real estate — business	1,051,407	2,242,022	361,492	6,297	3,661,218
Personal banking:
Real estate — personal	181,888	530,512	1,043,286	1,302,509	3,058,195
Consumer	816,876	1,075,999	178,111	2,137	2,073,123
Revolving home equity	25,443	71,082	260,125	—	356,650
Consumer credit card	67,707	202,156	326,067	—	595,930
Overdrafts	11,266	—	—	—	11,266
Total loans	$4,895,254	$8,466,897	$2,541,626	$1,316,326	$17,220,103

Loans with fixed rates	$1,402,660	$3,702,809	$1,238,635	$547,930	$6,892,034
Loans with floating rates	3,492,594	4,764,088	1,302,991	768,396	10,328,069
Total loans	$4,895,254	$8,466,897	$2,541,626	$1,316,326	$17,220,103

The following table shows loan balances at December 31, 2024, segregated between those with fixed interest rates and those with variable rates that fluctuate with an index.

(In thousands)	Fixed Rate Loans	Variable Rate Loans	Total	% Variable Rate Loans
Business	$2,191,585	$3,862,235	$6,053,820	63.8%
Real estate — construction and land	53,711	1,356,190	1,409,901	96.2
Real estate — business	1,457,232	2,203,986	3,661,218	60.2
Real estate — personal	1,718,123	1,340,072	3,058,195	43.8
Consumer	1,433,050	640,073	2,073,123	30.9
Revolving home equity	—	356,650	356,650	100.0
Consumer credit card	27,067	568,863	595,930	95.5
Overdrafts	11,266	—	11,266	—
Total loans	$6,892,034	$10,328,069	$17,220,103	60.0%

Total loans at December 31, 2024 were $17.2 billion, an increase of $14.6 million, or 0.1%, over balances at December 31, 2023. The increase in loans during 2024 occurred mainly due to an increase in revolving home equity, business loans and personal real estate loans, partly offset by decreases in business real estate and construction loans. Business loans increased $34.8 million, or 0.6%, mainly due to a $68.0 million increase in commercial and industrial loans and a $23.1 million increase in tax-advantaged lending, partly offset by a $73.9 million decrease in commercial card loans. Lease loans, included within business loans, also increased during 2024. Construction loans decreased $36.9 million, or 2.5%, mainly due to a decline in commercial construction lending. Business real estate loans decreased $58.1 million, or 1.6%, due mainly to decreases in industrial and retail lending, while owner-occupied, multi-family and hotel lending grew. Personal real estate loans increased $32.2 million, or 1.1%. The Company sells certain long-term fixed rate mortgage loans to the secondary market, and loan sales in 2024 totaled $70.0 million, compared to $29.9 million in 2023. Consumer loans decreased $4.6 million, or .2%, mainly due to a decline in consumer auto lending. Fixed rate home equity and other vehicle and equipment loans also decreased combined with continued run off of marine and recreational vehicle loan balances, offset by growth in private banking and health services financing. Consumer credit card loans increased $6.0 million, or 1.0%, and revolving home equity loan balances increased $36.8 million, or 11.5%, compared to balances at year end 2023.

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

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. At December 31, 2024, the balance of SNC loans totaled approximately $1.6 billion, with an additional $2.5 billion in unfunded commitments, compared to a balance of $1.5 billion, with an additional $2.2 billion in unfunded commitments, at year end 2023.

Commercial Loans
Business
Total business loans amounted to $6.1 billion at December 31, 2024 and includes loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax-advantaged loans and leases which carry tax-free interest rates. These loans totaled $689.2 million at December 31, 2024, an increase of $23.1 million, or 3.5%, from December 31, 2023 balances. In addition to tax-advantaged leases, the business loan portfolio also includes other direct financing and sales type leases totaling $727.4 million at December 31, 2024, an increase of $17.6 million, or 2.5%, from December 31, 2023. These loans are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. Additionally, the Company has $330.5 million of outstanding loans included within its $338.0 million oil and gas energy-related loan portfolio at December 31, 2024, which is further discussed within the Oil and Gas Energy Lending section of the Risk Elements of Loan Portfolio section located within Management's Discussion and Analysis of Financial Condition and Results of Operations. Also included in the business portfolio are corporate card loans, which totaled $332.1 million at December 31, 2024 and are made in conjunction with the Company’s corporate card business for corporate trade purchases. Corporate card loans are made to corporate, non-profit and government customers nationwide, but have very short-term maturities, which limits credit risk.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado, Texas, Tennessee, Michigan, Indiana, and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, health care, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $1.1 million in 2024 compared to $3.1 million in 2023. Non-accrual business loans were $101 thousand (less than .1% of business loans) at December 31, 2024 compared to $3.6 million at December 31, 2023.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $1.4 billion at December 31, 2024, a decrease of $36.9 million, or 2.5%, from the prior year and comprised 8.2% of the Company’s total loan portfolio. Commercial construction and land development loans totaled $1.2 billion, or 87.8% of total construction loans at December 31, 2024. These loans decreased $36.0 million from 2023 year end balances, driving the decline in the total construction portfolio. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2024 totaled $172.2 million, or 12.2% of total construction loans. A stable construction market has contributed to low loss rates on these loans, with no net loan charge-offs and net loan recoveries of $115 thousand in 2024 and 2023, respectively.

Real Estate-Business
Total business real estate loans were $3.7 billion at December 31, 2024 and comprised 21.3% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, distribution facilities, multi-family housing, farms, shopping centers, hotels and motels, churches, and other commercial properties. The business real estate borrowers and/or properties are generally located in local and regional markets where Commerce does business, and emphasis is placed on owner-occupied lending (33.8% of this portfolio), which presents lower risk levels. Additional information about business real estate loans by borrower is disclosed within the Real Estate - Business Loans section of the Risk Elements of Loan Portfolio section located within Management's Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2024, balances of non-accrual loans amounted to $15.0 million, or .4% of business real estate loans, up from $60 thousand at year end 2023. The Company experienced net loan recoveries of $106 thousand in 2024, compared to net loan charge-offs of $104 thousand in 2023.

Personal Banking Loans
Real Estate-Personal
At December 31, 2024, there were $3.1 billion in outstanding personal real estate loans, which comprised 17.8% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable and fixed rate mortgage loans, and at December 31, 2024, 44% of the portfolio was comprised of adjustable rate loans, while 56% was comprised of fixed rate loans. The Company does not purchase any loans from outside parties or brokers.

The Company originates certain mortgage loans with the intent to sell to the secondary market, generally FNMA or FHLMC conforming fixed rate loans. The remaining loans are originated with the intent to hold to maturity. Of the $453.0 million of mortgage loans originated in 2024, $70.0 million were sold to the secondary market. This compares to $510.0 million of mortgage loans originated and $29.9 million of loans sold to the secondary market in 2023. The increase in loan sales during 2024 compared to 2023 was mainly due to a shift in demand for fixed rate mortgage loans. Net loan charge-offs in 2024 totaled $239 thousand, and net loan recoveries were $37 thousand in 2023. Balances of non-accrual loans in this category were $1.0 million at December 31, 2024, compared to $1.7 million at year end 2023.

Consumer
Consumer loans consist of private banking, automobile, motorcycle, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, patient health care financing and other types of consumer loans. These loans totaled $2.1 billion at December 31, 2024. Approximately 38% of the consumer portfolio consists of automobile loans, 35% in private banking loans, 11% in fixed rate home equity loans, and 11% in healthcare financing loans. Total consumer loans decreased $4.6 million at year end 2024 compared to year end 2023. A decline of $43.5 million in auto loans was supplemented by decreases of $13.6 million and $12.7 million in fixed rate home equity and other vehicle and equipment loans, respectively. These decreases in consumer loan balances were partially offset by growth of $63.0 million in private banking loans and $11.9 million in patient healthcare financing. Net charge-offs on total consumer loans were $9.8 million in 2024, compared to $6.2 million in 2023, averaging .46% and .30% of consumer loans in 2024 and 2023, respectively.

Revolving Home Equity
Revolving home equity loans, of which 100% are adjustable rate loans, totaled $356.7 million at year end 2024. An additional $947.9 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net loan recoveries were $166 thousand in 2024, compared to net loan recoveries of $57 thousand in 2023.

Consumer Credit Card
Total consumer credit card loans amounted to $595.9 million at December 31, 2024 and comprised 3.5% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 36% of the households that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. Approximately 95% of the outstanding credit card loan balances had a floating interest rate at year end 2024, unchanged from year end 2023. Net charge-offs amounted to $26.0 million in 2024, an increase of $6.9 million from $19.1 million in 2023.

Loans Held for Sale
At December 31, 2024, loans held for sale were mainly comprised of certain long-term fixed rate personal real estate loans. The personal real estate loans are carried at fair value and totaled $3.0 million at December 31, 2024. This portfolio is further discussed in Note 2 to the consolidated financial statements.

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

At December 31, 2024, the allowance for credit losses on loans was $162.7 million, compared to $162.4 million at December 31, 2023. The allowance for credit losses related to commercial loans decreased $1.4 million during 2024, due to a decrease in loan balances and the impact of a continued positive economic forecast. Offsetting this decrease in the allowance for credit losses on commercial loans was a $1.8 million increase in the allowance for credit losses related to personal banking loans. The allowance for credit losses on personal banking loans increased over the December 31, 2023 allowance due to recent increased loan net charge-offs and past due trends in the credit card and auto portfolios, partially offset by an increase in the prepayment speeds of personal real estate loans. The percentage of allowance to loans increased to .95% at December 31, 2024, compared to .94% at December 31, 2023. See Note 2 to the consolidated financial statements for the various model assumptions utilized in the Company's CECL estimate at December 31, 2024.

Net loan charge-offs totaled $38.9 million in 2024, representing a $7.8 million increase compared to net charge-offs of $31.1 million in 2023. The increase was largely due to higher net charge-offs of $7.0 million and $3.5 million on consumer credit card loans and consumer loans, respectively, during 2024, and partially offset by a $2.0 million decrease in net charge-offs on business loans in 2024 compared to 2023. Consumer credit card loan net charge-offs were 4.64% of average consumer credit card loans in 2024, compared to 3.40% in 2023, and consumer loan net charge-offs were .46% of average consumer loans in 2024, compared to .30% in 2023. The ratio of net loan charge-offs to total average loans outstanding was .23% in 2024 and .19% in 2023.

Total loans delinquent 90 days or more and still accruing were $24.5 million at December 31, 2024, an increase of $2.7 million compared to year end 2023. Non-accrual loans at December 31, 2024 were $18.3 million, an increase of $11.0 million from the prior year, mainly due to an increase in business real estate non-accrual loans of $15.0 million, partly offset by a decrease of $3.5 million in business non-accrual loans. The allowance for credit losses as a percentage of non-accrual loans was 890.4% at December 31, 2024, compared to 2,220.9% at December 31, 2023. The decrease in the ratio of the allowance to non-accrual loans was driven by the increase in non-accrual loans outstanding. The 2024 year-end balance of non-accrual loans was comprised of $101 thousand of business loans, $220 thousand of construction real estate loans, $1.0 million of personal real estate loans, $2.0 million of revolving home equity loans, and $15.0 million of business real estate loans.

At December 31, 2024, the liability for unfunded lending commitments was $18.9 million, a decrease of $6.3 million compared to December 31, 2023. The decrease in the liability for unfunded lending commitments during 2024 was driven primarily by decreases in the balance of unfunded lending commitments. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded lending commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at December 31, 2024.
The schedules which follow summarize the relationship between loan balances and activity in the allowance for credit losses on loans:

	Years Ended December 31
(Dollars in thousands)	2024	2023	2022
Loans outstanding at end of year(A)	$17,220,103	$17,205,479	$16,303,131
Average loans outstanding(A)	$17,087,314	$16,777,150	$15,561,987
Allowance for credit losses:
Balance at end of prior year	$162,395	$150,136	$150,044
Provision for credit losses on loans	39,214	43,325	19,155
Loans charged off:
Business	1,973	3,751	1,474
Real estate — construction and land	—	—	—
Real estate — business	62	134	6
Real estate — personal	302	41	159
Consumer	11,818	8,323	6,073
Revolving home equity	—	11	77
Consumer credit card	30,427	24,105	19,039
Overdrafts	2,689	3,803	2,414
Total loans charged off	47,271	40,168	29,242
Recoveries of loans previously charged off:
Business	879	647	421
Real estate — construction and land	—	115	—
Real estate — business	168	30	26
Real estate — personal	63	78	233
Consumer	2,035	2,075	2,283
Revolving home equity	166	68	137
Consumer credit card	4,416	5,052	6,381
Overdrafts	677	1,037	698
Total recoveries	8,404	9,102	10,179
Net loans charged off	38,867	31,066	19,063
Balance at end of year	$162,742	$162,395	$150,136
Ratio of allowance to loans at end of year	.95%	.94%	.92%
Ratio of provision to average loans outstanding	.23%	.26%	.12%
Non-accrual loans	$18,278	$7,312	$8,306
Ratio of non-accrual loans to total loans outstanding	.11%	.04%	.05%
Ratio of allowance for credit losses on loans to non-accrual loans	890.37	2,220.94	1,807.56
(A)    Net of unearned income, before deducting allowance for credit losses on loans, excluding loans held for sale.

	Years Ended December 31
	2024	2023	2022
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	.02%	.05%	.02%
Real estate — construction and land	—	(.01)	—
Real estate — personal	.01	—	—
Consumer	.46	.30	.18
Revolving home equity	(.05)	(.02)	(.02)
Consumer credit card	4.64	3.40	2.31
Overdrafts	34.06	56.19	30.40
Ratio of total net charge-offs to total average loans outstanding	.23%	.19%	.12%
Average loans outstanding by loan class are listed on the Company's average balance sheet on page 62.

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan category and the percentage of each loan category to total loans outstanding at year end.

(Dollars in thousands)	2024			2023
	Credit Loss Allowance Allocation	% of Loans to Total Loans	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of Loans to Total Loans	% of ACL to Loan Category
Business	$43,826	35.0%	.72%	$47,114	35.0%	.78%
RE — construction and land	30,164	8.2	2.14	31,373	8.4	2.17
RE — business	32,779	21.3	.90	29,714	21.6	.80
RE — personal	11,632	17.8	.38	11,999	17.6	.40
Consumer	11,772	12.0	.57	11,665	12.1	.56
Revolving home equity	1,707	2.1	.48	1,753	1.9	.55
Consumer credit card	30,717	3.5	5.15	28,667	3.4	4.86
Overdrafts	145.1		1.29	110	—	1.62
Total	$162,742	100.0%	.95%	$162,395	100.0%	.94%

The following schedule shows a summary of the activity in the liability for unfunded lending commitments.

	Years Ended December 31
(In thousands)	2024	2023	2022
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$25,246	$33,120	$24,204
Provision for credit losses on unfunded lending commitments	(6,311)	(7,874)	8,916
Balance at end of period	$18,935	$25,246	$33,120

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

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2024	2023	2022	2021	2020
Total non-accrual loans	$18,278	$7,312	$8,306	$9,157	$26,540
Real estate acquired in foreclosure	343	270	96	115	93
Total non-performing assets	$18,621	$7,582	$8,402	$9,272	$26,633
Non-performing assets as a percentage of total loans	.11%	.04%	.05%	.06%	.16%
Non-performing assets as a percentage of total assets	.06%	.02%	.03%	.03%	.08%
Loans past due 90 days and still accruing interest	$24,516	$21,864	$15,830	$11,726	$22,190

Non-accrual loans totaled $18.3 million at year end 2024, an increase of $11.0 million from the balance at year end 2023. The increase from December 31, 2023 occurred mainly in business real estate, which increased $14.9 million. This increase was partially offset by a decrease in business loans of $3.5 million. At December 31, 2024, non-accrual loans were comprised of business real estate (81.8%), revolving home equity (10.8%), personal real estate (5.6%), construction and land real estate (1.2%), and business (0.6%) loans. Foreclosed real estate totaled $343 thousand at December 31, 2024, an increase of $73 thousand when compared to December 31, 2023. Total non-performing assets remain low compared to the overall banking industry in 2024, with the non-performing assets to total loans ratio at .11% at December 31, 2024. Total loans past due 90 days or more and still accruing interest were $24.5 million as of December 31, 2024, an increase of $2.7 million when compared to December 31, 2023. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $330.3 million at December 31, 2024, compared with $216.4 million at December 31, 2023, resulting in an increase of $113.9 million or 52.7%. The increase in potential problem loans was largely driven by a $56.8 million increase in business loans and a $55.2 million increase in business real estate loans.

	December 31
(In thousands)	2024	2023
Potential problem loans:
Business	$131,527	$74,760
Real estate – construction and land	2,662	—
Real estate – business	196,030	140,800
Real estate – personal	96	827
Total potential problem loans	$330,315	$216,387

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

Real Estate - Construction and Land Loans
The Company’s portfolio of construction and land loans, as shown in the table below, amounted to 8.2% of total loans outstanding at December 31, 2024. The largest component of construction and land loans was commercial construction, which decreased $25.7 million during the year ended December 31, 2024. At December 31, 2024, multi-family residential construction loans totaled approximately $526.6 million, or 44.0%, of the commercial construction loan portfolio.

(Dollars in thousands)	December 31, 2024	% of Total	% of Total Loans	December 31, 2023	% of Total	% of Total Loans
Commercial construction	$1,197,278	84.9%	7.0%	$1,222,961	84.5%	7.1%
Residential construction	106,884	7.6	.6	110,687	7.7	.6
Residential land and land development	65,342	4.6	.4	62,417	4.3	.4
Commercial land and land development	40,397	2.9	.2	50,699	3.5	.3
Total real estate – construction and land loans	$1,409,901	100.0%	8.2%	$1,446,764	100.0%	8.4%

Real Estate – Business Loans
Total business real estate loans were $3.7 billion at December 31, 2024 and comprised 21.3% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, distribution facilities, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans. Approximately 33.8% of these loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	December 31, 2024	% of Total	% of Total Loans	December 31, 2023	% of Total	% of Total Loans
Owner-occupied	$1,237,265	33.8%	7.2%	$1,175,476	31.6%	6.8%
Industrial	485,250	13.3	2.8	630,713	17.0	3.7
Office	520,715	14.2	3.0	489,320	13.2	2.8
Retail	309,431	8.5	1.8	366,693	9.9	2.1
Hotels	334,479	9.1	1.9	292,941	7.9	1.7
Multi-family	310,806	8.5	1.8	256,657	6.9	1.5
Farm	189,794	5.2	1.1	195,981	5.3	1.1
Senior living	183,695	5.0	1.1	183,778	4.9	1.1
Other	89,783	2.4	.6	127,747	3.3	.8
Total real estate - business loans	$3,661,218	100.0%	21.3%	$3,719,306	100.0%	21.6%

Information about the credit quality of the Company's business real estate loan portfolio as of December 31, 2024 and December 31, 2023 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
December 31, 2024
Owner-occupied	$1,203,019	$3,362	$30,598	$286	$1,237,265
Industrial	485,250	—	—	—	485,250
Office	451,189	11,980	57,546	—	520,715
Retail	308,730	—	701	—	309,431
Hotels	334,479	—	—	—	334,479
Multi-family	299,825	10,981	—	—	310,806
Farm	185,998	642	3,154	—	189,794
Senior living	65,366	—	103,661	14,668	183,695
Other	89,577	206	—	—	89,783
Total	$3,423,433	$27,171	$195,660	$14,954	$3,661,218
December 31, 2023
Owner-occupied	$1,146,112	$10,376	$18,928	$60	$1,175,476
Industrial	630,644	69	—	—	630,713
Office	489,320	—	—	—	489,320
Retail	349,321	15,500	1,872	—	366,693
Hotels	282,105	9,253	1,583	—	292,941
Multi-family	255,507	1,150	—	—	256,657
Farm	195,981	—	—	—	195,981
Senior living	69,379	—	114,399	—	183,778
Other	127,505	242	—	—	127,747
Total	$3,545,874	$36,590	$136,782	$60	$3,719,306

Revolving Home Equity Loans
The Company has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (93.5%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the following tables, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. The weighted average FICO score for the total portfolio balance at December 31, 2024 was 776. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. Over the next three years, approximately 14.3% of the Company's current outstanding balances are expected to mature. Of these balances, 85.7% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

(Dollars in thousands)	Principal Outstanding at December 31, 2024	*	New Lines Originated During 2024	*	Unused Portion of Available Lines at December 31, 2024	*	Balances Over 30 Days Past Due	*
Loans with interest-only payments	$328,061	93.5%	$258,228	73.6%	$919,341	262.0%	$2,902.8%
Loans with LTV:
Between 80% and 90%	29,943	8.5	9,927	2.8	45,388	12.9	5,274	1.5
Over 90%	1,914	0.5	25	—	1,564	0.4	282.1
Over 80% LTV	$31,857	9.1%	$9,952	2.8%	$46,952	13.4%	$5,556	1.6%
Total loan portfolio from which above loans were identified	$350,856		$267,675		$947,918
* Percentage of total principal outstanding of $350.9 million at December 31, 2024.

(Dollars in thousands)	Principal Outstanding at December 31, 2023	*	New Lines Originated During 2023	*	Unused Portion of Available Lines at December 31, 2023	*	Balances Over 30 Days Past Due	*
Loans with interest-only payments	$293,847	91.9%	$230,809	72.2%	$876,328	273.9%	$3,752	1.2%
Loans with LTV:
Between 80% and 90%	30,231	9.5	10,125	3.2	45,523	14.2	604.2
Over 90%	2,053	0.6	195.1		2,151	0.7	—	—
Over 80% LTV	$32,284	10.1%	$10,320	3.2%	$47,674	14.9%	$604	0.2%
Total loan portfolio from which above loans were identified	$319,894		$237,719		$899,980
* Percentage of total principal outstanding of $319.9 million at December 31, 2023.

Consumer Loans
The Company's consumer loans totaled $2.1 billion and comprised 12% of total loans outstanding at December 31, 2024. Within the consumer loan portfolio are several direct and indirect product lines comprised mainly of loans secured by automobiles, motorcycles, marine, and RVs. Auto loans comprised 38% of the consumer loan portfolio at December 31, 2024, and outstanding balances in the auto loan portfolio were $776.7 million and $820.3 million at December 31, 2024 and 2023, respectively. The balances over 30 days past due amounted to $14.4 million at December 31, 2024, compared to $9.5 million at the end of 2023, and comprised 1.9% of the outstanding balances of these loans at December 31, 2024 compared to 1.2% at 2023. For the year ended December 31, 2024, $319.5 million of new auto loans were originated, compared to $364.9 million during 2023. At December 31, 2024, the automobile loan portfolio had a weighted average FICO score of 755, and net charge-offs on auto loans were .7% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 11% of the consumer loan portfolio at December 31, 2024. Losses on these loans have historically been low, and the Company had net recoveries of $97 thousand in 2024. Private banking loans comprised 35% of the consumer loan portfolio at December 31, 2024. The Company's private banking loans are generally well-collateralized and at December 31, 2024 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $4.3 million in 2024 and were .4% of the average balances of these loans at December 31, 2024.

Consumer Credit Card Loans
The Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at December 31, 2024 of $595.9 million in consumer credit card loans outstanding, approximately $122.2 million, or 20.5%, carried a low promotional rate. Within the next six months, $51.4 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card promotional feature, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Below are the FICO scores for the Company's consumer credit card loan portfolio at December 31, 2024 and 2023. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

	December 31, 2024	December 31, 2023
FICO score:
Under 600	5.1%	4.7%
600 – 659	11.9	12.1
660 – 719	28.3	29.2
720 – 779	26.3	27.0
780 and over	28.4	27.0
Total	100.0%	100.0%

Oil and Gas Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $338.0 million at December 31, 2024, an increase of $66.0 million from year end 2023, as shown in the table below.

(In thousands)	December 31, 2024	December 31, 2023	Unfunded commitments at December 31, 2024
Extraction	$274,265	$219,828	$158,974
Mid-stream shipping and storage	36,801	35,505	91,416
Downstream distribution and refining	9,757	8,890	36,753
Support activities	17,226	7,811	9,225
Total energy lending portfolio	$338,049	$272,034	$296,368

Investment Securities Analysis
Investment securities are comprised of securities that are classified as available for sale, equity, trading or other. The largest component, available for sale debt securities, decreased 7.1% during 2024 to $10.1 billion (excluding unrealized gains/losses in fair value) at year end 2024. During 2024, available for sale debt securities of $2.6 billion were purchased, which included $2.2 billion in U.S. government and federal agency obligations and $395.0 million in asset-backed securities. Total sales, maturities and pay downs of available for sale debt securities were $3.4 billion during 2024. During 2025, maturities and pay downs of approximately $1.6 billion are expected to occur. The Company's tax-exempt investment portfolio is included in its state and municipal obligations and represented 39% of this portfolio at December 31, 2024, compared to 30% at December 31, 2023. The decline in balances of tax-exempt investment securities during 2024 was mostly due to sales of securities as part of the Company's available for sale debt securities portfolio repositioning discussed in Note 3, Investment Securities.

At December 31, 2024, the fair value of available for sale securities was $9.1 billion, which included a net unrealized loss in fair value of $990.6 million, compared to a net unrealized loss of $1.2 billion at December 31, 2023. The overall unrealized loss in fair value at December 31, 2024 included net losses of $38.9 million is U.S. government and federal agency obligations, net losses of $79.9 million in state and municipal securities, and net losses of $845.9 million in mortgage and asset-backed securities. For the year ended December 31, 2024, the Company did not recognize a credit loss expense on any available for sale debt securities.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2024	2023
Amortized Cost
U.S. government and federal agency obligations	$2,594,130	$841,267
Government-sponsored enterprise obligations	55,425	55,658
State and municipal obligations	822,790	1,346,633
Agency mortgage-backed securities	4,195,182	4,621,821
Non-agency mortgage-backed securities	625,539	1,331,288
Asset-backed securities	1,595,797	2,200,712
Other debt securities	238,563	507,386
Total available for sale debt securities	$10,127,426	$10,904,765
Fair Value
U.S. government and federal agency obligations	$2,555,252	$816,514
Government-sponsored enterprise obligations	42,849	43,962
State and municipal obligations	742,891	1,197,419
Agency mortgage-backed securities	3,444,891	3,901,346
Non-agency mortgage-backed securities	568,689	1,157,898
Asset-backed securities	1,557,015	2,107,485
Other debt securities	225,266	460,136
Total available for sale debt securities	$9,136,853	$9,684,760

At December 31, 2024, the available for sale portfolio included $3.4 billion of agency mortgage-backed securities, which are collateralized bonds issued by agencies including FNMA, GNMA, FHLMC, FHLB, and Federal Farm Credit Banks. Non-agency mortgage-backed securities totaled $568.7 million and included $325.6 million collateralized by commercial mortgages and $243.1 million collateralized by residential mortgages at December 31, 2024.

At December 31, 2024, U.S. government obligations included TIPS of $405.4 million, at fair value. Other debt securities include corporate bonds, notes and commercial paper.

The types of securities held in the available for sale security portfolio at year end 2024 are presented in the table below. Additional detail by maturity category is provided in Note 3 to the consolidated financial statements.

	December 31, 2024
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	28.0%	3.61%	3.8	years
Government-sponsored enterprise obligations	0.5	2.38	11.4
State and municipal obligations	8.1	1.80	6.4
Agency mortgage-backed securities	37.7	2.11	7.3
Non-agency mortgage-backed securities	6.2	2.34	4.1
Asset-backed securities	17.0	3.18	1.8
Other debt securities	2.5	2.40	5.1
*Based on call provisions and estimated prepayment speeds.

Equity securities mainly include common and preferred stock with readily determinable fair values that totaled $48.4 million at December 31, 2024, compared to $5.7 million at December 31, 2023.

Other securities totaled $230.1 million at December 31, 2024 and $222.5 million at December 31, 2023. These include Federal Reserve Bank stock and Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities and are carried at cost. Also included in other securities are private equity investments which are held by a subsidiary qualified as a Small Business Investment Company. These investments are carried at estimated fair value, but are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks. Other securities at year end for the past two years are shown below:

	December 31
(In thousands)	2024	2023
Federal Reserve Bank stock	$35,545	$35,166
Federal Home Loan Bank stock	10,120	10,640
Private equity investments in debt securities	66,454	67,322
Private equity investments in equity securities	117,932	109,345
Total other securities	$230,051	$222,473

In addition to its holdings in the investment securities portfolio, the Company invests in securities purchased under agreements to resell, which totaled $625.0 million at December 31, 2024 and $450.0 million at December 31, 2023. Of the total resale agreements outstanding at December 31, 2024, $125.0 million mature in 2025, $250.0 million mature in 2028, and $250.0 million mature in 2029. The resale agreements have fixed base rates and some of the agreements include structures that increase the base rate when interest rates decline to certain levels. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $649.6 million in marketable investment securities at December 31, 2024. The average rate earned on these agreements during 2024 was 3.2%, compared to 1.9% in 2023.

Deposits and Borrowings
Deposits, including both individual and corporate customer deposits, are the primary funding source for the Bank and are acquired from a broad base of local markets. Total period-end deposits were $25.3 billion at December 31, 2024, compared to $25.4 billion last year, reflecting a decrease of $70.3 million, or .3%.

Average deposits decreased $801.4 million, or 3.2%, in 2024 compared to 2023, mainly resulting from decreases of $884.5 million, $152.8 million and $110.8 million in business demand deposits, savings account balances and money market account balances, respectively. Partly offsetting these decreases was an increase in interest checking account balances of $328.6 million.

The following table shows year end deposit balances by type, as a percentage of total deposits.

	December 31
	2024	2023
Non-interest bearing	32.3%	31.4%
Savings, interest checking and money market	58.3	57.2
Certificates of deposit of less than $100,000	3.9	3.7
Certificates of deposit of $100,000 and over	5.5	7.7
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 73% and 72% of average earning assets in 2024 and 2023, respectively. Average balances by major deposit category for the last six years are disclosed in the Average Balance Sheets section of Management's Discussion and Analysis of Financial Condition and Results of Operations. A maturity schedule of all certificates of deposits outstanding at December 31, 2024 is included in Note 7 on Deposits in the consolidated financial statements.

Total uninsured deposits were calculated using the same methodology that the Company uses to determine uninsured deposits for regulatory reporting and amounted to $10.8 billion at both December 31, 2024 and December 31, 2023. The following table shows a detailed breakdown of the maturities of uninsured certificates of deposit at December 31, 2024. The Company estimated the uninsured deposits in the following table by aggregating all deposit balances by customer and assuming federal deposit insurance would first apply to demand deposits, followed by savings deposits, and lastly to time deposits (beginning with the earliest maturity deposits).

(In thousands)	Uninsured Certificates of Deposit at December 31, 2024
Due in 3 months or less	$468,603
Due in over 3 through 6 months	198,643
Due in over 6 through 12 months	201,756
Due in over 12 months	61,042
Total	$930,044

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. Total balances of federal funds purchased and repurchase agreements outstanding at December 31, 2024 were $2.9 billion, comprised of federal funds purchased of $123.7 million and repurchase agreements of $2.8 billion. At December 31, 2024, balances of federal funds purchased decreased $137.6 million, while repurchase agreements outstanding increased $155.5 million compared to balances at December 31, 2023. On an average basis, these borrowings decreased $218.4 million, or 7.7%, during 2024, due to a decrease of $265.7 million in federal funds purchased, partly offset by an increase of $47.4 million in repurchase agreements. The average rates paid on federal funds purchased and repurchase agreements were 5.31% and 3.38%, respectively, during 2024, compared to rates of 5.10% on federal funds purchased and 3.12% paid on repurchase agreements during 2023.

In addition to the funding sources above, the Company may borrow from the FHLB on a short-term basis or long-term basis. During 2024, there were no short-term borrowings from the FHLB. During 2023, the Company had average short-term borrowings from the FHLB of $756.4 million. All of the short-term borrowings were repaid by the Company before December 31, 2023, and the average rate paid on FHLB borrowings was 5.22%. The Company did not borrow any long-term funds from the FHLB during 2024 or 2023.

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

The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, available for sale debt securities, and securities purchased under agreements to resell. At December 31, 2024 and 2023, such assets were as follows:

(In thousands)	2024	2023
Balances at the Federal Reserve Bank	$2,624,553	$2,239,010
Federal funds sold	3,000	5,025
Securities purchased under agreements to resell	625,000	450,000
Available for sale debt securities	9,136,853	9,684,760
Total	$12,389,406	$12,378,795

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.6 billion at December 31, 2024. There were $3.0 million federal funds sold at December 31, 2024, which are funds lent to the Company’s correspondent bank customers with overnight maturities. The fair value of the available for sale debt portfolio was $9.1 billion at December 31, 2024 and included an unrealized loss of $994.5 million. The total net unrealized loss included net losses of $846.9 million on mortgage-backed and asset-backed securities, $79.9 million on state and municipal obligations, and $41.9 million on U.S. government and federal agency obligations.

Resale agreements totaled $625.0 million at December 31, 2024, with $125.0 million of the agreements maturing in the first quarter of 2025 and the remaining amount to mature through 2029. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $649.6 million in fair value at December 31, 2024.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.0 years at December 31, 2024. Approximately $1.6 billion of the available for sale debt portfolio is expected to mature or pay down during 2025, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. At December 31, 2024 and 2023, total investment securities pledged for these purposes were as follows:

(In thousands)	2024	2023
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$840,771	$2,636,523
FHLB borrowings and letters of credit	1,473,691	301,617
Repurchase agreements *	2,866,468	2,710,616
Other deposits	1,755,335	1,818,092
Total pledged securities	6,936,265	7,466,848
Unpledged and available for pledging	2,175,800	2,211,243
Ineligible for pledging	24,788	6,669
Total available for sale debt securities, at fair value	$9,136,853	$9,684,760
* Includes securities pledged for collateral swaps, as discussed in Note 20 to the consolidated financial statements

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 69.7% for the year ended December 31, 2024. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts, totaled $22.9 billion and represented 90.6% of the Company’s total deposits at December 31, 2024. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Core deposits increased $417.0 million at year end 2024 compared to year end 2023, primarily due to an increase in commercial deposits of $605.6 million, partly offset by decreases in wealth management deposits and consumer deposits of $111.8 million and $68.7 million, respectively. While the Company considers core consumer and wealth management deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.6 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.1 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2024	2023
Core deposit base:
Non-interest bearing	$8,150,669	$7,975,935
Interest checking	7,301,288	7,020,134
Savings and money market	7,453,283	7,492,139
Total	$22,905,240	$22,488,208

Certificates of deposit of $100,000 or greater totaled $1.4 billion at December 31, 2024. These deposits are normally considered more volatile and higher costing, and comprised 5.5% of total deposits at December 31, 2024.

Amid the banking sector's period of uncertainty during the second quarter of 2023, the Company issued several tranches of short-term brokered certificates of deposit totaling $1.2 billion, which all matured by December 31, 2023. During the third quarter of 2024, the Company issued $100.0 million of brokered certificates, all of which matured by December 31, 2024. The Company may occasionally issue brokered certificates of deposit to test the reliability of this potential funding source. While it is not clear how many brokered certificates of deposit the market would allow the Company to issue, the Company believes brokered certificates of deposits may be an additional, reliable source of liquidity during periods of stress in the banking industry.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	2024	2023
Borrowings:
Federal funds purchased	$123,715	$261,305
Securities sold under agreements to repurchase	2,803,043	2,647,510
Other debt	56	1,404
Total	$2,926,814	$2,910,219

Federal funds purchased, which totaled $123.7 million at December 31, 2024, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At December 31, 2024, the Company had approved lines of credit totaling $3.9 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company’s investment portfolio. Total repurchase agreements at December 31, 2024 were comprised of non-insured customer funds totaling $2.8 billion, and securities pledged as collateral for these retail agreements totaled $2.9 billion.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2024.

	December 31, 2024
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$3,271,321	$2,935,481	$6,206,802
Letters of credit issued	(120,300)	—	(120,300)
Available for future advances	$3,151,021	$2,935,481	$6,086,502

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $688.7 million in 2024, as reported in the consolidated statements of cash flows. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $577.9 million and has historically been a stable source of funds. Investing activities provided cash of $483.8 million. Sales and maturities proceeds (net of purchases) of investment securities provided cash of $750.7 million, repayments of securities purchased under agreements to resell (net of securities purchased under agreements to resell) used cash of $175.0 million, and a net increase in the loan portfolio used cash of $54.7 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

During 2024, financing activities used cash of $372.9 million. This decrease in cash was largely driven treasury stock purchases, which used cash of $170.5 million. The Company paid cash dividends of $139.5 million on common stock, and a decline in deposits used cash of $74.0 million during 2024. Federal funds purchases and short-term securities sold under agreements to repurchase provided cash of $17.9 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company believes it maintains adequate liquidity to meet these cash flows.

Cash outflows resulting from the Company’s transactions in its common stock were as follows:

(In millions)	2024	2023	2022
Purchases of treasury stock	$170.5	$76.4	$186.6
Common cash dividends paid	139.5	134.7	127.5
Cash used	$310.0	$211.1	$314.1

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

(In millions)	2024	2023	2022
Dividends received from subsidiaries	$215.0	$280.0	$300.0
Management fees	42.3	47.8	38.6
Total	$257.3	$327.8	$338.6

These sources of funds are used mainly to pay cash dividends on outstanding stock, pay general operating expenses, and purchase treasury stock. At December 31, 2024, the Parent’s investment securities totaled $18.1 million at fair value, consisting mainly of corporate bonds and preferred stock. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2024 or 2023.

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

A table summarizing contractual cash obligations of the Company at December 31, 2024, and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Operating lease obligations	$6,226	$12,126	$9,322	$14,536	$42,210
Purchase obligations	307,841	366,145	119,194	212,268	1,005,448
Certificates of Deposit*	2,206,964	173,362	8,071	7	2,388,404
Total	$2,521,031	$551,633	$136,587	$226,811	$3,436,062
*Includes principal payments only.

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $15.4 billion (including approximately $5.8 billion in unused, approved credit card lines) and the contractual amount of standby letters of credit totaling $561.5 million at December 31, 2024. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. No contributions to the defined benefit plan were made in 2024, 2023 or 2022, and the Company is not required nor does it expect to make a contribution in 2025.

The Company has investments in low-income housing partnerships generally within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal (and sometimes state) income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 3 to 20 years. At December 31, 2024, the investments totaled $94.4 million and are recorded as other assets in the Company’s consolidated balance sheet. Unfunded commitments, which are recorded as liabilities, amounted to $56.9 million at December 31, 2024.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties for a profit or retained for use by the Company. During 2024, purchases and sales of tax credits amounted to $123.9 million and $127.6 million, respectively. Income from the sales of tax credits were $5.2 million, $3.1 million and $5.4 million in 2024, 2023 and 2022, respectively. At December 31, 2024, the Company had outstanding purchase commitments totaling $215.3 million that it expects to fund in 2025. These commitments, along with the commitments for the next five years, are included in the table above.

Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Capital Management
Under Basel III capital guidelines, at December 31, 2024 and 2023, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	2024	2023	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks*
Risk-adjusted assets	$23,500,396	$24,216,527
Tier I common risk-based capital	3,926,446	3,693,089
Tier I risk-based capital	3,926,446	3,693,089
Total risk-based capital	4,108,270	3,881,024
Tier I common risk-based capital ratio	16.71%	15.25%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	16.71	15.25	6.00	2.50	8.50	8.00
Total risk-based capital ratio	17.48	16.03	8.00	2.50	10.50	10.00
Tier I leverage ratio	12.26	11.25	4.00	N/A	4.00	5.00
Tangible common equity to tangible assets	9.92	8.85
Dividend payout ratio	26.50	28.24
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and periodically purchases stock in the open market. During 2023, the Company purchased 1.4 million shares, and during 2024 the Company purchased 2.9 million shares. At December 31, 2024, 2.9 million shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 5.0% in 2024 compared with 2023, and the Company increased its first quarter 2025 cash dividend 7%, making 2025 the Company's 57th consecutive year of regular cash dividend increases. The Company also distributed its 31st consecutive annual 5% stock dividend in December 2024.

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

	December 31, 2024		September 30, 2024
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$24.8	2.28%	$13.8	1.29%
200 basis points rising	25.5	2.34	15.1	1.43
100 basis points rising	25.6	2.35	14.6	1.37
100 basis points falling	(22.4)	(2.06)	(19.8)	(1.86)
200 basis points falling	(41.4)	(3.8)	(42.5)	(4.00)
300 basis points falling	(54.9)	(5.05)	(62.0)	(5.83)
Under the simulation, in the three rising rate scenarios interest rate and three falling rate scenarios, interest rate risk is more asset sensitive when compared to the scenarios in the previous quarter. This change is primarily due to actions taken by the Federal Reserve to reduce short-term interest rates 50 basis points. As short-term rates fall, deposit rates become less sensitive, which results in larger declines in net interest income in the falling rate scenarios. This impact was slightly offset by an increase in deposits and by the benefit of interest rate floors, which result in progressively more interest income in the falling 200 and 300 basis points scenarios. In the rising interest rate scenarios, deposits that are now less sensitive to rates result in larger increases in net interest income. Deposit balances were held constant for this simulation in both the current and previous quarters.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2024 and 2023. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. All of these derivative instruments utilized by the Company are further discussed in Note 19 on Derivative Instruments in the consolidated financial statements.

	2024			2023
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$2,065,400	$26,759	$(26,759)	$2,166,393	$35,816	$(35,816)
Interest rate floors	2,000,000	35,544	—	2,000,000	78,960	—
Interest rate caps	37,488	44	(44)	336,682	1,391	(1,391)
Credit risk participation agreements	503,196	35	(58)	653,887	77	(194)
Foreign exchange contracts	16,978	179	(101)	30,401	534	(479)
Mortgage loan commitments	3,060	58	—	3,004	89	(1)
Mortgage loan forward sale contracts	1,759	14	—	1,349	8	—
Forward TBA contracts	3,500	15	(1)	3,000	1	(18)
Total at December 31	$4,631,381	$62,648	$(26,963)	$5,194,716	$116,876	$(37,899)

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
The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2024:
Net interest income	$512,224	$515,681	$87,818	$1,115,723	$(75,477)	$1,040,246
Provision for credit losses	(37,610)	(1,446)	148	(38,908)	6,005	(32,903)
Non-interest income	102,904	259,229	243,476	605,609	9,944	615,553
Investment securities gains (losses), net	—	—	—	—	7,823	7,823
Non-interest expense	(331,757)	(401,498)	(158,932)	(892,187)	(59,042)	(951,229)
Income before income taxes	$245,761	$371,966	$172,510	$790,237	$(110,747)	$679,490
Year ended December 31, 2023:
Net interest income	$552,694	$521,530	$99,797	$1,174,021	$(175,892)	$998,129
Provision for loan losses	(27,459)	(3,513)	(28)	(31,000)	(4,451)	(35,451)
Non-interest income	99,910	246,183	218,241	564,334	8,711	573,045
Investment securities gains (losses), net	—	—	—	—	14,985	14,985
Non-interest expense	(326,838)	(391,980)	(157,679)	(876,497)	(54,485)	(930,982)
Income before income taxes	$298,307	$372,220	$160,331	$830,858	$(211,132)	$619,726
2024 vs 2023
Increase (decrease) in income before income taxes:
Amount	$(52,546)	$(254)	$12,179	$(40,621)	$100,385	$59,764
Percent	(17.6)%	(.1)%	7.6%	(4.9)%	(47.5)%	9.6%
Year ended December 31, 2022:
Net interest income	$582,329	$542,940	$118,724	$1,243,993	$(301,808)	$942,185
Provision for loan losses	(17,816)	(1,195)	(8)	(19,019)	(9,052)	(28,071)
Non-interest income	105,806	224,810	221,099	551,715	(5,180)	546,535
Investment securities gains (losses), net	—	—	—	—	20,506	20,506
Non-interest expense	(306,671)	(365,037)	(152,623)	(824,331)	(24,446)	(848,777)
Income before income taxes	$363,648	$401,518	$187,192	$952,358	$(319,980)	$632,378
2023 vs 2022
Increase (decrease) in income before income taxes:
Amount	$(65,341)	$(29,298)	$(26,861)	$(121,500)	$108,848	$(12,652)
Percent	(18.0)%	(7.3)%	(14.3)%	(12.8)%	(34.0)%	(2.0)%

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. During 2024, income before income taxes for the Consumer segment decreased $52.5 million, or 17.6%, compared to 2023. This decrease was due to a decline in net interest income of $40.5 million, or 7.3%, an increase in the provision for credit losses of $10.2 million, or 37.0%, and higher non-interest expense of $4.9 million, or 1.5%, partly offset by an increase in non-interest income of $3.0 million, or 3.0%. Net interest income decreased due to an increase of $66.4 million in deposit interest expense, partly offset by a $19.7 million increase in loan interest income and a $6.2 million increase in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income increased mainly due to growth in net bank card fees (mainly credit and debit card fees), deposit account fees and mortgage banking revenue. Non-interest expense increased over the same period in the previous year mainly due to higher miscellaneous losses and allocated support costs for information technology and retail operations, partly offset by lower salaries and benefits expense and allocated management support costs. The provision for credit losses totaled $37.6 million, a $10.2 million increase over the prior year, which resulted mainly from higher consumer credit card and auto loan net charge-offs, partly offset by lower other vehicle and equipment loan net charge-offs. Total average loans in this segment decreased $1.7 million in 2024 compared to 2023 mainly due to declines in auto and other vehicle loans and personal real estate loans, partly offset by higher revolving and fixed rate home equity loans. Average deposits increased $44.4 million, or .4%, over the prior year, resulting from growth in certificate of deposit account balances, partly offset by declines in savings, interest checking and money market deposit account balances.

During 2023, income before income taxes for the Consumer segment decreased $65.3 million, or 18.0%, compared to 2022. This decrease was due to lower net interest income of $29.6 million, or 5.1%, higher non-interest expense of $20.2 million, or 6.6%, an increase in the provision for credit losses of $9.6 million, or 54.1%, and a decline in non-interest income of $5.9 million, or 5.6%. Net interest income decreased due to a $17.4 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios and an increase of $54.0 million in deposit interest expense, partly offset by a $41.8 million increase in loan interest income. Non-interest income decreased mainly due to lower deposit account fees (mainly overdraft and return item fees) and mortgage banking revenue, partly offset by growth in net debit card fees. Non-interest expense increased over 2022 mainly due to higher salaries and benefits expense, FDIC insurance expense, data processing and software expense and allocated support costs for consumer administration and operations and information technology. The provision for credit losses totaled $27.5 million, a $9.6 million increase over 2022, which resulted mainly from higher consumer credit card and personal loan net charge-offs. Total average loans in this segment increased $127.4 million, or 3.4%, in 2023 compared to 2022 mainly due to increases in personal real estate loans and revolving and fixed rate home equity loans. Average deposits decreased $1.2 billion, or 8.8%, from 2022, resulting from declines in money market, interest checking and savings deposit account balances, partly offset by growth in certificate of deposit account balances.
Commercial
The Commercial segment provides lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Commercial Tradable Products division, which sells fixed-income securities, underwrites municipal bonds, and provides securities safekeeping and accounting services to its business and correspondent bank customers. Pre-tax income for 2024 decreased $254 thousand, or .1%, compared to 2023, mainly due to lower net interest income and higher non-interest expense, mostly offset by higher non-interest income and a decrease in the provision for credit losses. Net interest income decreased $5.8 million, or 1.1%, due to lower net allocated funding credits of $30.9 million, coupled with higher interest expense on deposits and borrowings of $21.0 million and $8.2 million, respectively. These decreases to income were partly offset by higher loan interest income of $53.1 million. Non-interest income increased $13.0 million, or 5.3%, over the previous year mainly due to growth in deposit account fees (mainly corporate cash management fees), capital market fees, tax credit sales fees and loan commitment fees. These increases were partly offset by decreases in net bank card fees (mainly corporate card fees), letter of credit fees and swap fees. Non-interest expense increased $9.5 million, or 2.4%, mainly due to higher salaries and benefits expense and allocated servicing and support costs for management and bank operations. These increases were partly offset by lower insurance and marketing expense. The provision for credit losses decreased $2.1 million from the same period last year, mainly due to lower commercial and industrial loan net charge-offs. Average segment loans increased $240.8 million, or 2.2%, compared to 2023, mainly due to growth in business real estate, floor plan, tax free, and commercial and industrial loans. Average deposits decreased $498.9 million, or 4.8%, mainly due to declines in business demand and certificate of deposit account balances, partly offset by increases in interest checking and money market account balances.

Pre-tax income for 2023 decreased $29.3 million, or 7.3%, compared to 2022, mainly due to a decrease in net interest income and increases in non-interest expense and the provision for credit losses, partly offset by an increase in non-interest income. Net interest income decreased $21.4 million, or 3.9%, due to a decrease of $129.3 million in net allocated funding credits assigned to the Commercial segment's loan and deposit portfolios and increases in interest expense on customer repurchase agreements and deposits of $49.4 million and $116.4 million, respectively. These decreases to income were partly offset by higher loan interest income of $273.0 million. Non-interest income increased $21.4 million, or 9.5%, over 2022 due to growth in net bank card fees (mainly corporate card and merchant fees), deposit account fees (mainly corporate cash management fees), letter of credit fees and cash sweep commissions, partly offset by a decline in tax credit sales fees. Non-interest expense increased $26.9 million, or 7.4%, mainly due to higher salaries and benefits expense, FDIC insurance expense and allocated service and support costs (mainly bank operations, commercial payments and products and credit administration). These increases were partly offset by lower allocated support costs for information technology. The provision for credit losses increased $2.3 million over 2022, mainly due to higher business loan net charge-offs. Average segment loans increased $1.0 billion, or 10.4%, compared to 2022, mainly due to increases in business, business real estate, and construction loans. Average deposits decreased $1.6 billion, or 13.1%, mainly due to declines in business demand and money market deposit account balances, partly offset by increases in interest checking and certificate of deposit account balances.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2024, the Trust group managed investments with a market value of $45.3 billion and administered an additional $29.5 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.6 billion in total assets at December 31, 2024. In 2024, pre-tax income for the Wealth segment was $172.5 million, compared to $160.3 million in 2023, an increase of $12.2 million, or 7.6%. Net interest income decreased $12.0 million, or 12.0%, mainly due to a $20.3 million increase in deposit interest expense and a $510 thousand decline in net allocated funding credits assigned to the Wealth segment's loan and deposit portfolios, partly offset by an $8.9 million increase in loan interest income. Non-interest income increased $25.2 million, or 11.6%, over the prior year mainly due to higher private client and institutional trust fees, brokerage fees and cash sweep commissions. Non-interest expense increased $1.3 million, or .8%, mainly due to higher salaries and benefits expense, partly offset by deconversion costs recorded in the prior year (previously mentioned). The provision for credit losses decreased $176 thousand from the prior year due to lower fixed-rate home equity loan net charge-offs. Average assets increased $72.3 million, or 3.8%, during 2024 mainly due to higher personal real estate loan balances, partly offset by lower commercial and industrial and fixed rate home equity loan balances. Average deposits increased $1.6 million, or .1%, due to growth in certificate of deposit and money market deposit account balances, mostly offset by declines in interest checking and business demand deposit account balances.

In 2023, pre-tax income for the Wealth segment was $160.3 million, compared to $187.2 million in 2022, a decrease of $26.9 million, or 14.3%. Net interest income decreased $18.9 million, or 15.9%, mainly due to a $25.0 million decrease in net allocated funding credits assigned to the Wealth segment's loan and deposit portfolios and a $26.2 million increase in deposit interest expense, partly offset by a $32.3 million increase in loan interest income. Non-interest income decreased $2.9 million, or 1.3%, from 2022 mainly due to lower mutual fund retail trust fees and lower brokerage fees (mainly annuity fees), partly offset by higher private client trust fees and cash sweep commissions. Non-interest expense increased $5.1 million, or 3.3%, mainly due to higher salaries and benefits expense and deconversion costs recorded in 2023, partly offset by lower allocated costs for trust service fees to affiliates. The provision for credit losses increased $20 thousand over 2022. Average assets increased $54.9 million, or 3.0%, during 2023 mainly due to higher personal real estate loan balances, partly offset by lower business and fixed rate home equity loan balances. Average deposits decreased $427.4 million, or 15.2%, due to declines in interest checking and money market deposit account balances, partly offset by growth in certificate of deposit account balances.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio, brokered deposits and other items not allocated to the segments. In accordance with the Company's transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. In 2024, the pre-tax net loss in this category was $110.7 million, compared to net losses of $211.1 million in 2023. Unallocated securities gains were $7.8 million in 2024, compared to securities gains of $15.0 million in 2023. Additionally, net interest income increased $100.4 million, the provision for credit losses decreased $10.5 million, and non-interest income increased $1.2 million. These increases were partly offset by an increase in non-interest expense of $4.6 million. The increase in net interest income was driven by decreases in interest expense on borrowings and deposits of $52.1 million and $17.7 million, respectively, and a $25.2 million decrease in net allocated funding credits. The decrease in the unallocated provision for credit losses was primarily driven by a decrease in the liability for unfunded lending commitments, partly offset by an increase in the provision for credit losses on loans, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to segments when incurred for management reporting purposes. For the year ended December 31, 2024, the Company's provision for credit losses on unfunded lending commitments was a benefit $6.3 million, compared to a benefit of $7.9 million in 2023. The provision for credit losses on loans was $347 thousand in excess of net-charge offs in 2024, due to an increase in the allowance for credit losses on loans, while the provision was $12.3 million higher than net charge-offs in 2023.

Impact of Recently Issued Accounting Standards
Segment Reporting The FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures", in November 2023. The amendments require disclosure of significant segment expenses and other segment items on an annual and interim basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment, as well as the amount and a description of the composition of other segment items. Significant expense categories are derived from expenses that are regularly provided to an entity’s chief operating decision-maker (“CODM”), and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss in assessing segment performance and deciding how to allocate resources. This Update requires interim disclosures of certain segment-related disclosures that previously were only required annually. This Update requires annual disclosures for fiscal years beginning January 1, 2024 and interim disclosures for fiscal years beginning January 1, 2025. The Company adopted this standard in 2024, and other than the inclusion of additional disclosures, the adoption did not have a significant impact on the Company's consolidated financial statements. The standard will be effective for the Company's consolidated financial statements for interim periods beginning January 1, 2025.

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

Income Statement Reporting The FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" in November 2024. The amendments in this Update require new disclosures providing further detail of a company's income statement expense items. This Update is effective for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028. Early adoption is permitted. The amendments in this Update should be applied on a prospective basis. Other than the inclusion of additional disclosures, the adoption is not expected to have a significant effect on the Company's consolidated financial statements.

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

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2024	For the Quarter Ended
(In thousands, except per share data)	12/31/2024	9/30/2024	6/30/2024	3/31/2024
Interest income	$369,405	$372,068	$369,363	$358,721
Interest expense	(102,758)	(109,717)	(107,114)	(109,722)
Net interest income	266,647	262,351	262,249	248,999
Non-interest income	155,436	159,025	152,244	148,848
Investment securities gains (losses), net	977	3,872	3,233	(259)
Salaries and employee benefits	(153,819)	(153,122)	(149,120)	(151,801)
Other expense	(81,899)	(84,478)	(83,094)	(93,896)
Provision for credit losses	(13,508)	(9,140)	(5,468)	(4,787)
Income before income taxes	173,834	178,508	180,044	147,104
Income taxes	(36,590)	(38,245)	(38,602)	(31,652)
Non-controlling interest	(1,136)	(2,256)	(1,889)	(2,789)
Net income attributable to Commerce Bancshares, Inc.	$136,108	$138,007	$139,553	$112,663
Net income per common share — basic*	$1.01	$1.02	$1.03	$.82
Net income per common share — diluted*	$1.01	$1.01	$1.03	$.82
Weighted average shares — basic*	133,509	134,217	134,881	135,494
Weighted average shares — diluted*	133,687	134,395	135,041	135,645

Year ended December 31, 2023	For the Quarter Ended
(In thousands, except per share data)	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Interest income	$362,609	$361,162	$348,663	$308,857
Interest expense	(114,188)	(112,615)	(99,125)	(57,234)
Net interest income	248,421	248,547	249,538	251,623
Non-interest income	144,879	142,949	147,605	137,612
Investment securities gains (losses), net	7,601	4,298	3,392	(306)
Salaries and employee benefits	(147,456)	(146,805)	(145,429)	(144,373)
Other expense	(103,798)	(81,205)	(82,182)	(79,734)
Provision for credit losses	(5,879)	(11,645)	(6,471)	(11,456)
Income before income taxes	143,768	156,139	166,453	153,366
Income taxes	(32,307)	(33,439)	(35,990)	(32,813)
Non-controlling interest	(2,238)	(2,104)	(2,674)	(1,101)
Net income attributable to Commerce Bancshares, Inc.	$109,223	$120,596	$127,789	$119,452
Net income per common share — basic*	$.80	$.88	$.93	$.86
Net income per common share — diluted*	$.79	$.88	$.93	$.86
Weighted average shares — basic*	135,982	136,399	136,583	136,714
Weighted average shares — diluted*	136,089	136,509	136,718	136,996

Year ended December 31, 2022	For the Quarter Ended
(In thousands, except per share data)	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Interest income	$286,377	$262,666	$238,154	$211,782
Interest expense	(31,736)	(16,293)	(5,769)	(2,996)
Net interest income	254,641	246,373	232,385	208,786
Non-interest income	136,825	138,514	139,427	131,769
Investment securities gains (losses), net	8,904	3,410	1,029	7,163
Salaries and employee benefits	(138,458)	(137,393)	(142,243)	(135,953)
Other expense	(78,282)	(75,491)	(71,262)	(69,695)
Provision for credit losses	(15,477)	(15,290)	(7,162)	9,858
Income before income taxes	168,153	160,123	152,174	151,928
Income taxes	(34,499)	(33,936)	(32,021)	(31,902)
Non-controlling interest	(2,026)	(3,364)	(4,359)	(1,872)
Net income attributable to Commerce Bancshares, Inc.	$131,628	$122,823	$115,794	$118,154
Net income per common share — basic*	$.95	$.88	$.83	$.84
Net income per common share — diluted*	$.95	$.88	$.83	$.84
Weighted average shares — basic*	137,053	137,636	138,515	139,291
Weighted average shares — diluted*	137,360	137,941	138,823	139,628
* Restated for the 5% stock dividend distributed in 2024.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$5,946,080	$359,757	6.05%	$5,781,736	$326,498	5.65%	$5,376,584	$198,238	3.69%
Real estate – construction and land	1,438,834	118,557	8.24	1,473,797	117,238	7.95	1,229,977	61,893	5.03
Real estate – business	3,652,383	226,605	6.20	3,577,093	214,091	5.99	3,205,061	133,909	4.18
Real estate – personal	3,042,824	123,700	4.07	2,979,014	110,729	3.72	2,841,626	94,878	3.34
Consumer	2,106,724	137,508	6.53	2,096,517	121,310	5.79	2,075,781	84,044	4.05
Revolving home equity	333,711	25,298	7.58	302,967	22,775	7.52	280,242	12,625	4.51
Consumer credit card	560,850	78,052	13.92	561,103	77,223	13.76	547,071	64,832	11.85
Overdrafts	5,908	—	—	4,923	—	—	5,645	—	—
Total loans	17,087,314	1,069,477	6.26	16,777,150	989,864	5.90	15,561,987	650,419	4.18
Loans held for sale	2,283	165	7.23	5,692	583	10.24	7,754	637	8.22
Investment securities:
U.S. government & federal agency obligations	1,603,655	60,796	3.79	1,001,979	24,921	2.49	1,097,935	41,095	3.74
Government-sponsored enterprise obligations	55,574	1,321	2.38	63,436	1,683	2.65	54,768	1,293	2.36
State & municipal obligations(B)	1,021,291	20,340	1.99	1,518,835	31,280	2.06	2,061,620	47,121	2.29
Mortgage-backed securities	5,358,809	112,669	2.10	6,237,225	128,875	2.07	6,979,862	135,920	1.95
Asset-backed securities	1,740,722	45,511	2.61	2,732,093	58,318	2.13	3,888,405	58,716	1.51
Other debt securities	327,832	6,574	2.01	518,549	9,590	1.85	606,661	11,811	1.95
Trading debt securities(B)	47,755	2,249	4.71	41,092	1,968	4.79	41,205	1,129	2.74
Equity securities(B)	70,559	3,597	5.10	12,317	2,988	24.26	9,492	2,578	27.16
Other securities(B)	222,487	21,231	9.54	240,808	23,115	9.60	203,953	21,103	10.35
Total investment securities	10,448,684	274,288	2.63	12,366,334	282,738	2.29	14,943,901	320,766	2.15
Federal funds sold	760	49	6.45	12,464	659	5.29	11,701	412	3.52
Securities purchased under agreements to resell	421,998	13,358	3.17	702,110	13,649	1.94	1,495,956	22,647	1.51
Interest earning deposits with banks	2,304,969	121,440	5.27	1,960,185	103,248	5.27	1,362,863	15,098	1.11
Total interest earning assets	30,266,008	1,478,777	4.89	31,823,935	1,390,741	4.37	33,384,162	1,009,979	3.03
Allowance for credit losses on loans	(159,988)			(157,398)			(141,341)
Unrealized gain (loss) on debt securities	(1,100,133)			(1,443,659)			(922,259)
Cash and due from banks	326,983			304,610			323,296
Premises and equipment - net	482,372			454,360			409,235
Other assets	870,038			958,767			552,224
Total assets	$30,685,280			$31,940,615			$33,605,317
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,311,878	773.06		$1,464,639	756.05		$1,583,983	740.05
Interest checking and money market	13,325,607	226,103	1.70	13,099,305	145,636	1.11	14,475,089	24,359.17
Certificates of deposit of less than $100,000	1,024,704	42,226	4.12	1,005,938	38,690	3.85	406,580	1,469.36
Certificates of deposit of $100,000 and over	1,500,739	67,060	4.47	1,486,403	61,057	4.11	670,472	3,898.58
Total interest bearing deposits	17,162,928	336,162	1.96	17,056,285	246,139	1.44	17,136,124	30,466.18
Borrowings:
Federal funds purchased	230,059	12,221	5.31	495,798	25,265	5.10	83,255	1,836	2.21
Securities sold under agreements to repurchase	2,391,201	80,908	3.38	2,343,835	73,164	3.12	2,356,024	24,022	1.02
Other borrowings(C)	620	23	3.71	757,288	39,496	5.22	46,459	1,840	3.96
Total borrowings	2,621,880	93,152	3.55	3,596,921	137,925	3.83	2,485,738	27,698	1.11
Total interest bearing liabilities	19,784,808	429,314	2.17%	20,653,206	384,064	1.86%	19,621,862	58,164.30%
Non-interest bearing deposits	7,344,079			8,252,096			10,964,573
Other liabilities	397,547			375,855			198,002
Equity	3,158,846			2,659,458			2,820,880
Total liabilities and equity	$30,685,280			$31,940,615			$33,605,317
Net interest margin (FTE)		$1,049,463			$1,006,677			$951,815
Net yield on interest earning assets			3.47%			3.16%			2.85%
Percentage increase (decrease) in net interest margin (FTE) compared to the prior year			4.25%			5.76%			12.36%
(A)    Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.E — A
VERAGE RATES AND

YI

Years Ended December 31
2021			2020			2019
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$5,838,682	$186,968	3.20%	$6,387,410	$196,249	3.07%	$5,214,158	$202,308	3.88%	2.66%
1,144,741	40,702	3.56	956,999	38,619	4.04	909,367	49,702	5.47	9.61
3,005,943	104,329	3.47	2,959,068	110,080	3.72	2,859,008	127,635	4.46	5.02
2,797,635	92,267	3.30	2,619,211	94,835	3.62	2,178,716	85,604	3.93	6.91
2,009,577	76,361	3.80	1,967,133	86,096	4.38	1,930,883	92,414	4.79	1.76
286,064	9,823	3.43	334,866	12,405	3.70	358,474	18,204	5.08	(1.42)
577,411	64,274	11.13	668,810	78,704	11.77	764,828	93,754	12.26	(6.02)
4,335	—	—	3,351	—	—	9,203	—	—	(8.48)
15,664,388	574,724	3.67	15,896,848	616,988	3.88	14,224,637	669,621	4.71	3.74
21,524	880	4.09	18,685	860	4.60	18,577	1,209	6.51	(34.25)

796,043	32,888	4.13	780,903	17,369	2.22	851,124	20,968	2.46	13.51
50,789	1,180	2.32	105,069	3,346	3.18	191,406	4,557	2.38	(21.91)
2,015,635	47,721	2.37	1,562,415	42,260	2.70	1,220,958	38,362	3.14	(3.51)
6,985,897	95,175	1.36	5,733,398	109,834	1.92	4,594,576	123,806	2.69	3.13
2,824,993	32,705	1.16	1,467,496	29,759	2.03	1,372,574	37,478	2.73	4.87
603,720	12,556	2.08	444,489	10,846	2.44	333,105	9,017	2.71	(.32)
36,534	452	1.24	30,321	659	2.17	29,450	886	3.01	10.15
6,809	2,223	32.65	4,206	2,030	48.26	4,547	1,792	39.41	73.05
171,322	18,924	11.05	133,391	8,732	6.55	134,255	8,466	6.31	10.63
13,491,742	243,824	1.81	10,261,688	224,835	2.19	8,731,995	245,332	2.81	3.65
677	4.59		278	3	1.08	2,034	55	2.70	(17.87)
1,275,837	37,377	2.93	849,998	40,647	4.78	741,089	15,898	2.15	(10.65)
2,420,533	3,202.13		1,115,551	2,273.20		316,299	6,698	2.12	48.77
32,874,701	860,011	2.62	28,143,048	885,606	3.15	24,034,631	938,813	3.91	4.72
(188,758)			(196,942)			(160,212)			(.03)
198,722			292,898			74,605			N.M.
339,431			343,516			370,709			(2.48)
408,537			399,228			380,350			4.87
531,102			634,949			513,442			11.12
$34,163,735			$29,616,697			$25,213,525			4.01

$1,450,495	1,129.08		$1,123,413	1,053.09		$918,896	1,021.11		7.38
13,370,226	6,380.05		11,539,717	16,798.15		10,607,224	38,691.36		4.67
478,371	1,158.24		585,695	4,897.84		610,807	6,368	1.04	10.90
1,244,757	2,577.21		1,358,389	12,948.95		1,396,760	26,945	1.93	1.45
16,543,849	11,244.07		14,607,214	35,696.24		13,533,687	73,025.54		4.87

23,623	17.07		126,203	794.63		247,126	5,332	2.16	(1.42)
2,311,214	1,629.07		1,840,276	5,297.29		1,574,972	24,083	1.53	8.71
808	5.62		126,585	1,029.81		43,919	952	2.17	(57.35)
2,335,645	1,651.07		2,093,064	7,120.34		1,866,017	30,367	1.63	7.04
18,879,494	12,895.07%		16,700,278	42,816.26%		15,399,704	103,392.67%		5.14
11,240,267			8,890,263			6,376,204			2.87
591,459			715,033			360,587			1.97
3,452,515			3,311,123			3,077,030			.53
$34,163,735			$29,616,697			$25,213,525			4.01%
	$847,116			$842,790			$835,421
		2.58%			2.99%			3.48%
		.51%			.88%			(.55%)
(B) Interest income and yields are presented on a fully taxable-equivalent basis using a federal income tax rate of 21%. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $6,706,000 in 2024, $5,467,000 in 2023, $4,126,000 in 2022, $4,176,000 in 2021, $4,916,000 in 2020, and $6,282,000 in 2019. Investment securities interest income includes tax equivalent adjustments of $2,514,000 in 2024, $3,983,000 in 2023, $6,874,000 in 2022, $7,546,000 in 2021, $8,042,000 in 2020, and $7,845,000 in 2019. These adjustments relate to state and municipal obligations, trading securities, equity securities, and other securities.
(C) Interest expense of $2,000, $903,000, $1,370,000, $29,000 and $14,000, which was capitalized on construction projects in 2024, 2023, 2022, 2021, and 2020, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2024
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$5,964	5.86%	$5,967	6.17%	$5,979	6.11%	$5,873	6.07%
Real estate – construction and land	1,411	7.75	1,401	8.44	1,472	8.36	1,473	8.40
Real estate – business	3,636	6.01	3,581	6.28	3,666	6.26	3,728	6.26
Real estate – personal	3,047	4.17	3,048	4.10	3,045	4.04	3,031	3.95
Consumer	2,087	6.52	2,129	6.64	2,128	6.56	2,082	6.40
Revolving home equity	351	7.28	336	7.69	326	7.68	322	7.70
Consumer credit card	568	13.60	559	14.01	553	13.96	563	14.11
Overdrafts	6	—	5	—	5	—	8	—
Total loans	17,070	6.11	17,026	6.35	17,174	6.30	17,080	6.27
Loans held for sale	2	7.65	2	6.34	2	7.54	2	7.49
Investment securities:
U.S. government & federal agency obligations	2,459	3.86	1,889	3.68	1,202	5.04	852	2.08
Government-sponsored enterprise obligations	55	2.36	56	2.37	56	2.39	56	2.39
State & municipal obligations(A)	832	2.01	857	2.00	1,070	2.00	1,331	1.97
Mortgage-backed securities	4,905	2.17	5,082	1.95	5,554	2.09	5,902	2.19
Asset-backed securities	1,571	2.99	1,526	2.66	1,786	2.50	2,085	2.39
Other debt securities	221	2.11	225	2.07	365	2.01	503	1.93
Trading debt securities(A)	56	4.26	47	4.52	47	4.95	40	5.30
Equity securities(A)	57	6.58	85	4.44	128	2.82	13	25.64
Other securities(A)	223	5.75	216	6.09	228	13.20	222	13.04
Total investment securities	10,379	2.80	9,983	2.52	10,436	2.75	11,004	2.44
Federal funds sold	1	5.78	—	—	2	6.74	1	6.71
Securities purchased under agreements to resell	566	3.57	475	3.53	304	3.21	341	1.93
Interest earning deposits with banks	2,610	4.78	2,565	5.43	2,100	5.48	1,938	5.48
Total interest earning assets	30,628	4.83	30,051	4.96	30,018	4.98	30,366	4.78
Allowance for credit losses on loans	(160)		(158)		(160)		(162)
Unrealized gain (loss) on debt securities	(896)		(962)		(1,272)		(1,274)
Cash and due from banks	396		362		268		282
Premises and equipment – net	491		481		479		478
Other assets	815		806		903		955
Total assets	$31,274		$30,580		$30,236		$30,645
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,281.05		$1,304.07		$1,329.06		$1,334.06
Interest checking and money market	13,680	1.63	13,242	1.74	13,161	1.73	13,215	1.69
Certificates of deposit under $100,000	1,062	3.91	1,056	4.17	1,004	4.22	977	4.20
Certificates of deposit $100,000 & over	1,452	4.24	1,464	4.51	1,493	4.55	1,595	4.56
Total interest bearing deposits	17,475	1.87	17,066	2.00	16,987	1.99	17,121	1.97
Borrowings:
Federal funds purchased	122	4.71	207	5.38	265	5.42	328	5.42
Securities sold under agreements to repurchase	2,446	3.11	2,352	3.56	2,255	3.44	2,512	3.43
Other borrowings	1	3.36	—	4.81	1	3.84	—	—
Total borrowings	2,569	3.18	2,559	3.71	2,521	3.65	2,840	3.66
Total interest bearing liabilities	20,044	2.04%	19,625	2.22%	19,508	2.21%	19,961	2.21%
Non-interest bearing deposits	7,464		7,285		7,298		7,329
Other liabilities	375		405		399		410
Equity	3,391		3,265		3,031		2,945
Total liabilities and equity	$31,274		$30,580		$30,236		$30,645
Net interest margin (FTE)	$269		$265		$265		$251
Net yield on interest earning assets		3.49%		3.50%		3.55%		3.33%
(A)    Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.

— AVERAGE RATES AND YIELDS

	Year ended December 31, 2023
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$5,861	5.91%	$5,849	5.77%	$5,756	5.58%	$5,657	5.31%
Real estate – construction and land	1,524	8.34	1,509	8.17	1,450	7.92	1,411	7.33
Real estate – business	3,645	6.18	3,642	6.13	3,541	5.96	3,478	5.65
Real estate – personal	3,028	3.85	2,993	3.73	2,961	3.68	2,934	3.61
Consumer	2,117	6.21	2,102	5.97	2,099	5.63	2,067	5.31
Revolving home equity	310	7.70	304	7.76	301	7.55	297	7.03
Consumer credit card	568	13.83	564	13.77	556	13.77	556	13.68
Overdrafts	5	—	5	—	5	—	4	—
Total loans	17,058	6.15	16,968	6.02	16,669	5.84	16,404	5.56
Loans held for sale	5	9.93	6	10.55	6	10.17	6	10.30
Investment securities:
U.S. government & federal agency obligations	889	2.32	986	2.31	1,036	3.42	1,099	1.90
Government-sponsored enterprise obligations	56	2.36	56	2.36	56	2.38	87	3.21
State & municipal obligations(A)	1,364	1.94	1,392	1.95	1,533	2.04	1,794	2.26
Mortgage-backed securities	6,024	2.05	6,161	2.06	6,316	2.09	6,454	2.06
Asset-backed securities	2,325	2.30	2,554	2.20	2,828	2.08	3,234	2.01
Other debt securities	511	1.85	515	1.75	520	1.86	529	1.93
Trading debt securities(A)	37	5.05	35	5.11	46	4.53	46	4.59
Equity securities(A)	12	27.47	12	23.06	12	23.25	12	23.24
Other securities(A)	222	8.60	237	13.13	274	9.40	230	7.11
Total investment securities	11,440	2.27	11,948	2.33	12,621	2.37	13,485	2.18
Federal funds sold	1	6.65	3	6.56	7	5.63	39	5.09
Securities purchased under agreements to resell	450	1.64	712	2.08	825	1.99	825	1.94
Interest earning deposits with banks	2,387	5.47	2,338	5.39	2,284	5.14	810	4.67
Total interest earning assets	31,341	4.62	31,975	4.51	32,412	4.34	31,569	4.00
Allowance for credit losses on loans	(162)		(158)		(159)		(150)
Unrealized gain (loss) on debt securities	(1,596)		(1,458)		(1,331)		(1,387)
Cash and due from banks	299		296		310		314
Premises and equipment – net	473		464		449		431
Other assets	1,026		990		1,182		631
Total assets	$31,381		$32,109		$32,863		$31,408
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,358.05		$1,436.05		$1,517.05		$1,550.05
Interest checking and money market	13,167	1.57	13,048	1.33	12,919.93		13,266.61
Certificates of deposit under $100,000	1,097	4.21	1,424	4.32	1,075	3.78	415	1.39
Certificates of deposit $100,000 & over	1,839	4.55	1,718	4.37	1,472	3.93	903	2.98
Total interest bearing deposits	17,461	1.93	17,626	1.76	16,983	1.29	16,134.71
Borrowings:
Federal funds purchased	474	5.40	509	5.33	507	5.06	494	4.59
Securities sold under agreements to repurchase	2,467	3.25	2,283	3.20	2,207	3.09	2,419	2.93
Other borrowings	179	5.45	685	5.30	1,618	5.24	551	4.94
Total borrowings	3,120	3.71	3,477	3.93	4,332	4.13	3,464	3.49
Total interest bearing liabilities	20,581	2.20%	21,103	2.12%	21,315	1.87%	19,598	1.20%
Non-interest bearing deposits	7,749		7,939		8,224		9,115
Other liabilities	421		369		598		112
Equity	2,630		2,698		2,726		2,583
Total liabilities and equity	$31,381		$32,109		$32,863		$31,408
Net interest margin (FTE)	$251		$251		$252		$253
Net yield on interest earning assets		3.17%		3.11%		3.12%		3.26%
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment for credit losses related to loans collectively evaluated for impairment

As discussed in Notes 1 and 2 to the consolidated financial statements, the total allowance for credit losses was $162.7 million as of December 31, 2024. The allowance for credit losses on loans and leases is measured on a collective (pool) basis where loans are aggregated into pools based on similar risk characteristics. The Company estimates the collective ACL utilizing average historical loss rates, calculated using historical net charge-offs and outstanding loan balances during a lookback period for each pool. In certain pools, if the Company’s own historical loss rate is not reflective of loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts (forecast adjust loss rate). These adjustments increase or decrease the average historical loss rate to reflect expectations of further losses given a single path economic forecast of key macroeconomic variables. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjustment loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The allowance is further adjusted for certain qualitative factors not included in historical loss rates or the macroeconomic forecast, which include concentrations, changes in portfolio composition and characteristics, underwriting practices, watchlist trends, or significant unique events or conditions.

We identified the assessment of the December 31, 2024 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgement was involved in the assessment due to significant measurement uncertainty. Specifically, this assessment encompassed the evaluation of the conceptual soundness of the average historical loss model used to estimate the collective ACL, including the following key factors and assumptions (1) historical losses, (2) the reasonable and supportable forecast period, and (3) the development and evaluation of qualitative adjustments. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the (1) development and approval of the collective ACL methodology, (2) performance monitoring of the collective ACL methodology and model, (3) identification and determination of the key factors and assumptions used to estimate the collective ACL, (4) development of qualitative adjustments, and (5) analysis of the collective ACL results, trends, and ratios. We evaluated the Company’s process to develop the collective ACL results by testing certain sources of data, factors, and assumptions, and considered the relevance and reliability of such data, factors, and assumptions. We evaluated whether the historical losses in the Company’s portfolio are representative of the credit characteristics of the current portfolio. We involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S generally accepted accounting principles

•evaluating the collective ACL methodology and model for conceptual soundness by inspecting the methodology and model documentation to determine whether the methodology and model are suitable for intended use

•testing the historical losses period and the reasonable and supportable forecast period by comparing them to the Company’s business environment and relevant industry practices

•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with changes in the nature and volume of the entity’s loans and leases and identified limitations of the underlying quantitative model.

We assessed the sufficiency of the audit evidence obtained related to the Company’s December 31, 2024 collective ACL by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices and potential bias in the accounting estimates.

We have served as the Company’s auditor since 1971.

Kansas City, Missouri
February 25, 2025

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2024	2023
	(In thousands)
ASSETS
Loans	$17,220,103	$17,205,479
Allowance for credit losses on loans	(162,742)	(162,395)
Net loans	17,057,361	17,043,084
Loans held for sale (including $2,981,000 and $1,585,000 of residential mortgage loans carried at fair value at December 31, 2024 and 2023, respectively)	3,242	4,177
Investment securities:
Available for sale debt, at fair value (amortized cost of $10,127,426,000 and $10,904,765,000 at December 31, 2024 and 2023, respectively, and allowance for credit losses of $– at both December 31, 2024 and 2023)	9,136,853	9,684,760
Trading debt	38,034	28,830
Equity	57,442	12,701
Other	230,051	222,473
Total investment securities	9,462,380	9,948,764
Federal funds sold	3,000	5,025
Securities purchased under agreements to resell	625,000	450,000
Interest earning deposits with banks	2,624,553	2,239,010
Cash and due from banks	748,357	443,147
Premises and equipment – net	475,275	469,059
Goodwill	146,539	146,539
Other intangible assets – net	13,632	14,179
Other assets	837,288	938,077
Total assets	$31,996,627	$31,701,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$8,150,669	$7,975,935
Savings, interest checking and money market	14,754,571	14,512,273
Certificates of deposit of less than $100,000	996,721	930,432
Certificates of deposit of $100,000 and over	1,391,683	1,945,258
Total deposits	25,293,644	25,363,898
Federal funds purchased and securities sold under agreements to repurchase	2,926,758	2,908,815
Other borrowings	56	1,404
Other liabilities	443,694	462,714
Total liabilities	28,664,152	28,736,831
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value Authorized 190,000,000 shares at December 31, 2024 and 190,000,000 shares at December 31, 2023; issued 135,210,812 shares at December 31, 2024 and 131,064,418 shares at December 31, 2023	676,054	655,322
Capital surplus	3,395,645	3,162,622
Retained earnings	45,494	53,183
Treasury stock of 784,203 shares at December 31, 2024 and 611,546 shares at December 31, 2023, at cost	(48,401)	(35,599)
Accumulated other comprehensive income (loss)	(758,911)	(891,412)
Total Commerce Bancshares, Inc. stockholders’ equity	3,309,881	2,944,116
Non-controlling interest	22,594	20,114
Total equity	3,332,475	2,964,230
Total liabilities and equity	$31,996,627	$31,701,061
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2024	2023	2022
INTEREST INCOME
Interest and fees on loans	$1,062,771	$984,397	$646,293
Interest on loans held for sale	165	583	637
Interest on investment securities	271,774	278,755	313,892
Interest on federal funds sold	49	659	412
Interest on securities purchased under agreements to resell	13,358	13,649	22,647
Interest on deposits with banks	121,440	103,248	15,098
Total interest income	1,469,557	1,381,291	998,979
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	226,876	146,392	25,099
Certificates of deposit of less than $100,000	42,226	38,690	1,469
Certificates of deposit of $100,000 and over	67,060	61,057	3,898
Interest on federal funds purchased	12,221	25,265	1,836
Interest on securities sold under agreements to repurchase	80,908	73,164	24,022
Interest on other borrowings	20	38,594	470
Total interest expense	429,311	383,162	56,794
Net interest income	1,040,246	998,129	942,185
Provision for credit losses	32,903	35,451	28,071
Net interest income after credit losses	1,007,343	962,678	914,114
NON-INTEREST INCOME
Trust fees	214,430	190,954	184,719
Bank card transaction fees	189,784	191,156	176,144
Deposit account charges and other fees	100,336	90,992	94,381
Capital market fees	19,776	14,100	14,231
Consumer brokerage services	18,141	17,223	19,117
Loan fees and sales	12,890	11,165	13,141
Other	60,196	57,455	44,802
Total non-interest income	615,553	573,045	546,535
INVESTMENT SECURITIES GAINS (LOSSES), NET	7,823	14,985	20,506
NON-INTEREST EXPENSE
Salaries and employee benefits	607,862	584,063	554,047
Data processing and software	127,390	118,758	110,692
Net occupancy	53,223	53,629	49,117
Professional and other services	35,077	36,198	35,805
Marketing	22,353	24,511	23,827
Equipment	20,619	19,548	19,359
Supplies and communication	19,291	19,420	18,101
Deposit insurance	16,482	33,163	10,583
Other	48,932	41,692	27,246
Total non-interest expense	951,229	930,982	848,777
Income before income taxes	679,490	619,726	632,378
Less income taxes	145,089	134,549	132,358
Net income	534,401	485,177	500,020
Less non-controlling interest expense (income)	8,070	8,117	11,621
Net income attributable to Commerce Bancshares, Inc.	$526,331	$477,060	$488,399
Net income per common share - basic	$3.88	$3.47	$3.50
Net income per common share - diluted	$3.87	$3.46	$3.50
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31
(In thousands)	2024	2023	2022
Net income	$534,401	$485,177	$500,020
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on other securities	172,075	209,914	(1,148,089)
Change in pension loss	1,537	3,590	3,482
Unrealized gains (losses) on cash flow hedge derivatives	(41,111)	(18,052)	(19,337)
Other comprehensive income (loss), net of tax	132,501	195,452	(1,163,944)
Comprehensive income (loss)	666,902	680,629	(663,924)
Less non-controlling interest (income) loss	8,070	8,117	11,621
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$658,832	$672,512	$(675,545)
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance at December 31, 2021	$610,804	$2,689,894	$92,493	$(32,973)	$77,080	$11,026	$3,448,324
Net income			488,399			11,621	500,020
Other comprehensive income (loss)					(1,163,944)		(1,163,944)
Distributions to non-controlling interest						(6,361)	(6,361)
Purchases of treasury stock				(186,622)			(186,622)
Cash dividends paid on common stock ($.916 per share)			(127,466)				(127,466)
Stock-based compensation		16,995					16,995
Issuance under stock purchase and equity compensation plans		(19,563)		21,468			1,905
5% stock dividend, net	18,515	245,633	(421,806)	156,384			(1,274)
Balance at December 31, 2022	629,319	2,932,959	31,620	(41,743)	(1,086,864)	16,286	2,481,577
Net income			477,060			8,117	485,177
Other comprehensive income (loss)					195,452		195,452
Distributions to non-controlling interest						(4,235)	(4,235)
Purchases of treasury stock				(76,890)			(76,890)
Sale of non-controlling interest of subsidiary		54				(54)	—
Cash dividends paid on common stock ($.980 per share)			(134,734)				(134,734)
Stock-based compensation		17,052					17,052
Issuance under stock purchase and equity compensation plans		(21,732)		23,439			1,707
5% stock dividend, net	26,003	234,289	(320,763)	59,595			(876)
Balance at December 31, 2023	655,322	3,162,622	53,183	(35,599)	(891,412)	20,114	2,964,230
Net income			526,331			8,070	534,401
Other comprehensive income (loss)					132,501		132,501
Distributions to non-controlling interest						(5,590)	(5,590)
Purchases of treasury stock				(171,407)			(171,407)
Cash dividends paid on common stock ($1.029 per share)			(139,503)				(139,503)
Stock-based compensation		17,031					17,031
Issuance under stock purchase and equity compensation plans		(23,816)		25,514			1,698
5% stock dividend, net	20,732	239,808	(394,517)	133,091			(886)
Balance at December 31, 2024	$676,054	$3,395,645	$45,494	$(48,401)	$(758,911)	$22,594	$3,332,475
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$534,401	$485,177	$500,020
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32,903	35,451	28,071
Depreciation and amortization	54,076	49,513	46,856
Amortization of investment security premiums, net	(839)	17,666	18,805
Deferred income tax (benefit) expense	(591)	(7,399)	21,716
Investment securities (gains) losses, net (A)	(7,823)	(14,985)	(20,506)
Net (gains) losses on sales of loans held for sale	(2,326)	(1,026)	(2,660)
Proceeds from sales of loans held for sale	107,456	58,946	123,656
Originations of loans held for sale	(104,974)	(57,424)	(118,850)
Net (increase) decrease in trading securities, excluding unsettled transactions	(18,466)	28,478	4,152
Purchase of interest rate floors	—	(54,449)	(35,799)
Stock-based compensation	17,031	17,052	16,995
(Increase) decrease in interest receivable	(5,362)	(5,986)	(28,439)
Increase (decrease) in interest payable	(23,856)	46,650	3,054
Increase (decrease) in income taxes payable	12,215	4,586	(12,936)
Other changes, net	(15,986)	(113,481)	15,250
Net cash provided by (used in) operating activities	577,859	488,769	559,385
INVESTING ACTIVITIES
Cash paid in acquisition, net of cash received	—	(6,365)	—
Distributions received from equity-method investment	—	1,434	400
Proceeds from sales of investment securities (A)	1,295,587	1,141,949	106,971
Proceeds from maturities/pay downs of investment securities (A)	2,133,113	1,935,552	2,691,260
Purchases of investment securities (A)	(2,677,996)	(246,286)	(2,147,862)
Net (increase) decrease in loans	(54,675)	(933,736)	(1,146,292)
Securities purchased under agreements to resell	(500,000)	—	(200,000)
Repayments of securities purchased under agreements to resell	325,000	375,000	1,000,000
Purchases of premises and equipment	(46,133)	(88,074)	(65,191)
Sales of premises and equipment	8,891	4,358	2,985
Net cash provided by (used in) investing activities	483,787	2,183,832	242,271
FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	413,329	(2,612,412)	(3,254,081)
Net increase (decrease) in certificates of deposit	(487,286)	1,881,587	(448,511)
Net increase (decrease) in federal funds purchased and short-term securities sold under agreements to repurchase	17,943	67,081	(181,233)
FHLB short-term borrowings	—	2,250,000	—
Repayments of FHLB borrowings	—	(2,250,000)	—
Net increase (decrease) in other borrowings	(1,348)	(8,268)	(2,888)
Purchases of treasury stock	(170,470)	(76,370)	(186,622)
Cash dividends paid on common stock and distributions to non-controlling interest	(145,093)	(134,734)	(127,466)
Other, net	(12)	(3)	(8)
Net cash provided by (used in) financing activities	(372,937)	(883,119)	(4,200,809)
Increase (decrease) in cash, cash equivalents and restricted cash	688,709	1,789,482	(3,399,153)
Cash, cash equivalents and restricted cash at beginning of year	2,687,283	897,801	4,296,954
Cash, cash equivalents and restricted cash at end of year	$3,375,992	$2,687,283	$897,801
Income tax payments, net	$126,129	$130,957	$116,995
Interest paid on deposits and borrowings	453,167	336,512	53,740
Loans transferred to foreclosed real estate	1,184	322	457
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations
Commerce Bancshares, Inc. and its subsidiaries (the Company) conducts its principal activities from approximately 243 branch and ATM locations throughout Missouri, Kansas, Illinois, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, trust, and private banking services. The Company also maintains offices in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, and Grand Rapids that support customers in its commercial and/or wealth segments and operates a commercial payments business with sales representatives covering the continental U.S.

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

Cash, Cash Equivalents and Restricted Cash
In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Federal funds sold", "Securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets. Restricted cash is comprised of cash collateral on deposit with another financial institution to secure interest rate swap transactions. Restricted cash is included in other assets in the consolidated balance sheets and totaled $82 thousand and $101 thousand at December 31, 2024 and 2023, respectively.

During 2020, the Federal Reserve System, which historically required the Bank to maintain cash balances at the Federal Reserve Bank, reduced the reserve requirement ratios to zero percent effective March 26, 2020. Other interest earning cash balances held at the Federal Reserve Bank totaled $2.6 billion at December 31, 2024.

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

Non-Accrual Loans
Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Business, construction real estate, business real estate, and individually significant personal real estate and consumer loans that are contractually 90 days past due as to principal and/or interest payments are generally placed on non-accrual status, unless they are both well-secured and in the process of collection. Personal real estate, consumer, revolving home equity and credit card loans are generally exempt under regulatory rules from being classified as non-accrual. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current interest income, and the loan is charged off to the extent uncollectible. Principal and interest payments received on non-accrual loans are generally applied to principal. Interest is included in income only after all previous loan charge-offs have been recovered and is recorded only as received. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current, and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A six month history of sustained payment performance is generally required before reinstatement of accrual status.

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

Loans Held For Sale
Historically, loans held for sale included student loans and certain fixed rate residential mortgage loans. These loans are typically classified as held for sale upon origination based upon management's intent to sell the production of these loans. During 2024, the Company sold its remaining portfolio of student loans. When offered, the student loans were carried at the lower of aggregate cost or fair value, and their fair value was determined based on sale contract prices. The mortgage loans are carried at fair value under the elected fair value option. Their fair value is based on secondary market prices for loans with similar characteristics, including an adjustment for embedded servicing value. Changes in fair value and gains and losses on sales are included in loan fees and sales. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Interest income related to loans held for sale is accrued based on the principal amount outstanding and the loan's contractual interest rate.

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

Intangible assets that have finite useful lives, such as core deposit intangibles and mortgage servicing rights, are amortized over their estimated useful lives. Core deposit intangibles are generally amortized over periods of 8 to 14 years, representing their estimated lives, using accelerated methods. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. Impairment is indicated if the sum of the undiscounted estimated future net cash flows is less than the carrying value of the intangible asset. Mortgage servicing rights, while initially recorded at fair value, are subsequently amortized and carried at the lower of the initial capitalized amount (net of accumulated amortization), or estimated fair value. The Company evaluates its mortgage servicing rights for impairment on a quarterly basis, using estimated prepayment speeds of the underlying mortgage loans serviced and stratification based on the risk characteristics of the underlying loans. A valuation allowance has been established, through a charge to earnings, to the extent the amortized cost exceeds the estimated fair value. However, the Company has not recorded other-than-temporary impairment losses on its intangible assets.

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

In situations where payment is made before the performance obligation is satisfied, the fees are deferred until the performance obligations pertaining to those goods or services are completed. In cases where payment has not been received despite satisfaction of its performance obligations, the Company accrues an estimate of the amount due in the period that the performance obligations have been satisfied. For contracts with variable components, the Company only recognizes revenue to the extent that it is probable that the cumulative amount recognized will not be subject to a significant reversal in future periods. Generally, the Company’s contracts do not include terms that require significant judgment to determine whether a variable component is included within the transaction price. The Company generally acts in a principal capacity, on its own behalf, in most of its contracts with customers. For these transactions, revenue and the related costs to provide the goods or services are presented on a gross basis in the financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting third parties in transactions with the Company’s customers. In such transactions, revenue and the related costs to provide services is presented on a net basis in the financial statements. These transactions primarily relate to fees earned from bank card and related network and rewards costs and beginning in August 2023, commissions on sales of consumer brokerage transactions and products.

Derivatives
The Company's derivative contracts are carried at fair value, and changes in fair value are recognized in current earnings. They include interest rate swaps and caps, which are offered to customers to assist in managing their risks of adverse changes in interest rates. Each contract between the Company and a customer is offset by a contract between the Company and an institutional counterparty, thus minimizing the Company's exposure to rate changes. The Company also enters into certain contracts, known as credit risk participation agreements, to buy or sell credit protection on specific interest rate swaps. It also purchases and sells forward foreign exchange contracts, either in connection with customer transactions, or for its own trading purposes. Additionally, the Company originates and sells certain personal real estate mortgages. Derivative instruments under this program include mortgage loan commitments, forward loan sale contracts, and forward contracts to sell certain to-be-announced (TBA) securities.

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

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s nonvested stock awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2024.

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at December 31, 2024 and 2023 are as follows:

(In thousands)	2024	2023
Commercial:
Business	$6,053,820	$6,019,036
Real estate — construction and land	1,409,901	1,446,764
Real estate — business	3,661,218	3,719,306
Personal Banking:
Real estate — personal	3,058,195	3,026,041
Consumer	2,073,123	2,077,723
Revolving home equity	356,650	319,894
Consumer credit card	595,930	589,913
Overdrafts	11,266	6,802
Total loans (1)	$17,220,103	$17,205,479
(1) Accrued interest receivable totaled $70.6 million and $71.9 million at December 31, 2024 and 2023, respectively, and was included within other assets on the consolidated balance sheets. For the year ended December 31, 2024, the Company wrote-off accrued interest by reversing interest income of $548 thousand and $6.1 million in the Commercial and Personal Banking portfolios, respectively. For the year ended December 31, 2023, the Company wrote-off accrued interest by reversing interest income of $460 thousand and $4.8 million in the Commercial and Personal Banking portfolios, respectively.

Loans to directors and executive officers of the Parent and the Bank, and to their affiliates, are summarized as follows:

(In thousands)
Balance at January 1, 2024	$39,304
Additions	32,969
Amounts collected	(37,912)
Amounts written off	—
Balance at December 31, 2024	$34,361

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. The activity in the table above includes draws and repayments on several lines of credit with business entities. There were no outstanding loans at December 31, 2024 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Kansas, Illinois and other nearby states including Oklahoma, Colorado, Iowa, Ohio, and Texas. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring procedures. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from one to seven years. Collateral is commonly required and would include such assets as marketable securities, cash equivalent assets, accounts receivable, inventory, equipment, other forms of personal property, and real estate. At December 31, 2024, unfunded loan commitments totaled $15.4 billion (which included $5.8 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2024, loans totaling $3.2 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases to commercial and industrial and tax-exempt entities of $879.6 million and $867.0 million at December 31, 2024 and 2023, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $102.5 million and $98.6 million at December 31, 2024 and 2023, respectively.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at December 31, 2024 and 2023 are discussed below.

Key Assumption	December 31, 2024	December 31, 2023

Overall economic forecast	•The US economy will continue to grow •Expansionary fiscal policy and less immigration cause the labor market to tighten, pushing the unemployment rate lower	•The US economy is projected to slow at the start of 2024, but not enter a recession •Impacts of tighter monetary and fiscal policy creates uncertainty •Consumer spending is expected to decrease
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables
•Unemployment rate ranges from 4.2% to 4.3% during the reasonable and supportable forecast period
•Real GDP growth ranges from 2.5% to 2.7%
•BBB corporate yield from 5.2% to 5.3%
•Housing Price Index from 324.8 to 335.4

•Unemployment rate ranges from 4.1% to 4.5% during the reasonable and supportable forecast period
•Real GDP growth ranges from .46% to 2.1%
•BBB corporate yield from 5.3% to 5.9%
•Housing Price Index from 305.4 to 307.4

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.9% to 23.1% for most loan pools •Consumer credit cards 66.5%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 6.5% to 23.5% for most loan pools •Consumer credit cards 66.9%
Qualitative factors
Added qualitative factors related to:
•Changes in the composition of the loan portfolios
•Certain industries experiencing stress or emerging concerns within the portfolio
•Loans downgraded to special mention, substandard, or non-accrual status
•Consumer auto portfolio
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

The current forecast projects the economy will continue to see a low unemployment rate. The Federal Reserve's path of monetary policy is less certain given the upcoming change in US presidential administration as a result of the November 2024 election.

Updated information on inflation and labor market trends could impact the Federal Reserve's decision on the timing and degree of rate reductions. The market's response to these events along with other economic, political, and social developments regionally, nationally and even globally could significantly modify economic projections used in the estimation of the allowance for credit losses.

Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types and may have offsetting impacts to other changing variables and inputs.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the years ended December 31, 2024 and 2023 follows:

	For the Year Ended December 31
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance December 31, 2023	$108,201	$54,194	$162,395
Provision for credit losses on loans	(444)	39,658	39,214
Deductions:
Loans charged off	2,035	45,236	47,271
Less recoveries on loans	1,047	7,357	8,404
Net loan charge-offs (recoveries)	988	37,879	38,867
Balance December 31, 2024	$106,769	$55,973	$162,742
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance December 31, 2023	$23,909	$1,337	$25,246
Provision for credit losses on unfunded lending commitments	(6,022)	(289)	(6,311)
Balance December 31, 2024	$17,887	$1,048	$18,935
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$124,656	$57,021	$181,677

ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at December 31, 2022	$103,293	$46,843	$150,136
Provision for credit losses on loans	8,001	35,324	43,325
Deductions:
Loans charged off	3,885	36,283	40,168
Less recoveries on loans	792	8,310	9,102
Net loan charge-offs (recoveries)	3,093	27,973	31,066
Balance December 31, 2023	$108,201	$54,194	$162,395
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at December 31, 2022	$31,743	$1,377	$33,120
Provision for credit losses on unfunded lending commitments	(7,834)	(40)	(7,874)
Balance December 31, 2023	$23,909	$1,337	$25,246
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$132,110	$55,531	$187,641

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2024 and 2023.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2024
Commercial:
Business	$6,051,654	$1,501	$564	$101	$6,053,820
Real estate – construction and land	1,409,681	—	—	220	1,409,901
Real estate – business	3,640,643	5,621	—	14,954	3,661,218
Personal Banking:
Real estate – personal	3,021,017	25,267	10,885	1,026	3,058,195
Consumer	2,029,115	40,398	3,610	—	2,073,123
Revolving home equity	351,056	2,798	819	1,977	356,650
Consumer credit card	579,670	7,622	8,638	—	595,930
Overdrafts	10,953	313	—	—	11,266
Total	$17,093,789	$83,520	$24,516	$18,278	$17,220,103
December 31, 2023
Commercial:
Business	$5,985,713	$29,087	$614	$3,622	$6,019,036
Real estate – construction and land	1,446,764	—	—	—	1,446,764
Real estate – business	3,714,579	4,582	85	60	3,719,306
Personal Banking:
Real estate – personal	2,999,988	14,841	9,559	1,653	3,026,041
Consumer	2,036,353	38,217	3,153	—	2,077,723
Revolving home equity	315,483	1,564	870	1,977	319,894
Consumer credit card	574,805	7,525	7,583	—	589,913
Overdrafts	6,553	249	—	—	6,802
Total	$17,080,238	$96,065	$21,864	$7,312	$17,205,479

At December 31, 2024 and 2023, the Company had $2.0 million and $4.3 million, respectively, of non-accrual loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the years ended December 31, 2024 and 2023.

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

The risk category of loans in the Commercial portfolio as of December 31, 2024 and 2023 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
Business
Risk Rating:
Pass	$1,505,299	$956,449	$596,681	$405,669	$148,483	$350,106	$1,887,596	$5,850,283
Special mention	13,576	7,978	8,941	4,155	263	2,065	34,997	71,975
Substandard	2,218	5,596	19,145	5,069	928	10,086	88,419	131,461
Non-accrual	1	47	1	—	—	52	—	101
Total Business:	$1,521,094	$970,070	$624,768	$414,893	$149,674	$362,309	$2,011,012	$6,053,820
Gross write-offs for the year ended December 31, 2024	$200	$275	$40	$53	$—	$18	$1,387	$1,973
Real estate-construction
Risk Rating:
Pass	$419,562	$442,720	$451,606	$53,462	$3,143	$2,450	$34,075	$1,407,018
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2,663	—	—	—	—	—	2,663
Non-accrual	220	—	—	—	—	—	—	220
Total Real estate-construction:	$419,782	$445,383	$451,606	$53,462	$3,143	$2,450	$34,075	$1,409,901
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Real estate- business
Risk Rating:
Pass	$755,498	$604,936	$753,023	$448,041	$363,717	$368,350	$129,868	$3,423,433
Special mention	324	—	12,383	12,524	1,643	298	—	27,172
Substandard	1,280	23,420	36,657	18,429	4,416	104,382	7,075	195,659
Non-accrual	—	—	170	—	14,668	116	—	14,954
Total Real-estate business:	$757,102	$628,356	$802,233	$478,994	$384,444	$473,146	$136,943	$3,661,218
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$62	$—	$62
Commercial loans
Risk Rating:
Pass	$2,680,359	$2,004,105	$1,801,310	$907,172	$515,343	$720,906	$2,051,539	$10,680,734
Special mention	13,900	7,978	21,324	16,679	1,906	2,363	34,997	99,147
Substandard	3,498	31,679	55,802	23,498	5,344	114,468	95,494	329,783
Non-accrual	221	47	171	—	14,668	168	—	15,275
Total Commercial loans:	$2,697,978	$2,043,809	$1,878,607	$947,349	$537,261	$837,905	$2,182,030	$11,124,939
Gross write-offs for the year ended December 31, 2024	$200	$275	$40	$53	$—	$80	$1,387	$2,035

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2023
Business
Risk Rating:
Pass	$1,609,685	$839,511	$555,991	$273,138	$215,988	$257,177	$2,096,108	$5,847,598
Special mention	19,639	3,412	19,489	643	412	2,485	43,054	89,134
Substandard	5,256	8,666	6,891	20,854	1,422	10,235	25,358	78,682
Non-accrual	—	130	1,184	—	—	2,308	—	3,622
Total Business:	$1,634,580	$851,719	$583,555	$294,635	$217,822	$272,205	$2,164,520	$6,019,036
Gross write-offs for the year ended December 31, 2023	$—	$2,260	$57	$41	$—	$—	$1,393	$3,751
Real estate-construction
Risk Rating:
Pass	$476,489	$579,933	$295,841	$41,418	$498	$2,834	$31,670	$1,428,683
Special mention	3,068	15,013	—	—	—	—	—	18,081
Substandard	—	—	—	—	—	—	—	—
Total Real estate-construction:	$479,557	$594,946	$295,841	$41,418	$498	$2,834	$31,670	$1,446,764
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Real estate- business
Risk Rating:
Pass	$807,631	$1,063,189	$510,397	$433,030	$311,457	$325,738	$94,432	$3,545,874
Special mention	16,650	8,619	451	884	9,253	733	—	36,590
Substandard	2,952	18,463	27,914	17,430	11,636	58,387	—	136,782
Non-accrual	—	—	—	—	—	60	—	60
Total Real-estate business:	$827,233	$1,090,271	$538,762	$451,344	$332,346	$384,918	$94,432	$3,719,306
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$134	$—	$134
Commercial loans
Risk Rating:
Pass	$2,893,805	$2,482,633	$1,362,229	$747,586	$527,943	$585,749	$2,222,210	$10,822,155
Special mention	39,357	27,044	19,940	1,527	9,665	3,218	43,054	143,805
Substandard	8,208	27,129	34,805	38,284	13,058	68,622	25,358	215,464
Non-accrual	—	130	1,184	—	—	2,368	—	3,682
Total Commercial loans:	$2,941,370	$2,536,936	$1,418,158	$787,397	$550,666	$659,957	$2,290,622	$11,185,106
Gross write-offs for the year ended December 31, 2023	$—	$2,260	$57	$41	$—	$134	$1,393	$3,885

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of December 31, 2024 and 2023 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
Real estate-personal
Current to 90 days past due	$387,119	$387,486	$404,680	$482,733	$637,115	$736,217	$10,934	$3,046,284
Over 90 days past due	665	892	1,431	1,890	3,180	2,827	—	10,885
Non-accrual	—	8	—	108	—	910	—	1,026
Total Real estate-personal:	$387,784	$388,386	$406,111	$484,731	$640,295	$739,954	$10,934	$3,058,195
Gross write-offs for the year ended December 31, 2024	$—	$82	$115	$83	$—	$22	$—	$302
Consumer
Current to 90 days past due	$418,902	$369,855	$228,189	$165,030	$72,314	$49,890	$765,333	$2,069,513
Over 90 days past due	465	584	406	213	47	367	1,528	3,610
Total Consumer:	$419,367	$370,439	$228,595	$165,243	$72,361	$50,257	$766,861	$2,073,123
Gross write-offs for the year ended December 31, 2024	$1,438	$3,109	$2,859	$1,308	$540	$255	$2,309	$11,818
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$353,854	$353,854
Over 90 days past due	—	—	—	—	—	—	819	819
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$356,650	$356,650
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$587,292	$587,292
Over 90 days past due	—	—	—	—	—	—	8,638	8,638
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$595,930	$595,930
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$30,427	$30,427
Overdrafts
Current to 90 days past due	$11,266	$—	$—	$—	$—	$—	$—	$11,266
Total Overdrafts:	$11,266	$—	$—	$—	$—	$—	$—	$11,266
Gross write-offs for the year ended December 31, 2024	$2,689	$—	$—	$—	$—	$—	$—	$2,689
Personal banking loans
Current to 90 days past due	$817,287	$757,341	$632,869	$647,763	$709,429	$786,107	$1,717,413	$6,068,209
Over 90 days past due	1,130	1,476	1,837	2,103	3,227	3,194	10,985	23,952
Non-accrual	—	8	—	108	—	910	1,977	3,003
Total Personal banking loans:	$818,417	$758,825	$634,706	$649,974	$712,656	$790,211	$1,730,375	$6,095,164
Gross write-offs for the year ended December 31, 2024	$4,127	$3,191	$2,974	$1,391	$540	$277	$32,736	$45,236

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2023
Real estate-personal
Current to 90 days past due	$455,703	$452,153	$533,313	$711,442	$257,159	$596,439	$8,620	$3,014,829
Over 90 days past due	3,319	1,650	2,222	834	44	1,490	—	9,559
Non-accrual	—	261	167	—	157	1,068	—	1,653
Total Real estate-personal:	$459,022	$454,064	$535,702	$712,276	$257,360	$598,997	$8,620	$3,026,041
Gross write-offs for the year ended December 31, 2023	$—	$18	$—	$—	$—	$23	$—	$41
Consumer
Current to 90 days past due	$518,619	$340,104	$258,348	$127,208	$56,394	$51,302	$722,595	$2,074,570
Over 90 days past due	391	210	194	24	54	421	1,859	3,153
Total Consumer:	$519,010	$340,314	$258,542	$127,232	$56,448	$51,723	$724,454	$2,077,723
Gross write-offs for the year ended December 31, 2023	$926	$2,891	$1,939	$770	$376	$370	$1,051	$8,323
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$317,047	$317,047
Over 90 days past due	—	—	—	—	—	—	870	870
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$319,894	$319,894
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$11	$11
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$582,330	$582,330
Over 90 days past due	—	—	—	—	—	—	7,583	7,583
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$589,913	$589,913
Gross write-offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$24,105	$24,105
Overdrafts
Current to 90 days past due	$6,802	$—	$—	$—	$—	$—	$—	$6,802
Total Overdrafts:	$6,802	$—	$—	$—	$—	$—	$—	$6,802
Gross write-offs for the year ended December 31, 2023	$3,803	$—	$—	$—	$—	$—	$—	$3,803
Personal banking loans
Current to 90 days past due	$981,124	$792,257	$791,661	$838,650	$313,553	$647,741	$1,630,592	$5,995,578
Over 90 days past due	3,710	1,860	2,416	858	98	1,911	10,312	21,165
Non-accrual	—	261	167	—	157	1,068	1,977	3,630
Total Personal banking loans:	$984,834	$794,378	$794,244	$839,508	$313,808	$650,720	$1,642,881	$6,020,373
Gross write-offs for the year ended December 31, 2023	$4,729	$2,909	$1,939	$770	$376	$393	$25,167	$36,283

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
(In thousands)	Real Estate	Total	Business Assets	Real Estate	Oil & Gas Assets	Total
Commercial:
Business	$—	$—	$1,183	$—	$1,238	$2,421
Real estate - business	14,667	14,667	—	—	—	—
Personal Banking:
Revolving home equity	1,977	1,977	—	1,977	—	1,977
Total	$16,644	$16,644	$1,183	$1,977	$1,238	$4,398
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

The following tables present the amortized cost at December 31, 2024 of loans that were modified during the year ended December 31, 2024 and the amortized cost at December 31, 2023 of loans that were modified during the year ended December 31, 2023.

	For the Year Ended December 31, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
December 31, 2024
Commercial:
Business	$48,002	$—	$—	$—	$—	$48,002	0.8%
Real estate – business	121,183	—	—	—	—	121,183	3.3
Personal Banking:
Real estate – personal	—	9,023	—	—	—	9,023	0.3
Consumer	—	716	96	—	66	878	—
Consumer credit card	—	—	3,177	—	—	3,177	0.5
Total	$169,185	$9,739	$3,273	$—	$66	$182,263	1.1%

	For the Year Ended December 31, 2023
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
December 31, 2023
Commercial:
Business	$28,179	$—	$—	$—	$—	$28,179	0.5%
Real estate – business	105,549	—	—	—	—	105,549	2.8
Personal Banking:
Real estate – personal	383	4,203	—	—	—	4,586	0.2
Consumer	30	68	92	—	85	275	—
Consumer credit card	—	—	2,535	346	—	2,881	0.5
Total	$134,141	$4,271	$2,627	$346	$85	$141,470	0.8%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the years ended December 31, 2024 and December 31, 2023.

Term Extension
	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Commercial:
Business	Extended maturity by a weighted average of 7 months.	Extended maturity by a weighted average of 7 months.
Real estate – business	Extended maturity by a weighted average of 10 months.	Extended maturity by a weighted average of 13 months.
Personal Banking:
Real estate – personal	—	Extended maturity by a weighted average of 7 months.
Consumer	—	Extended maturity by 10 years.

Payment Delay
	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 16 years.	Deferred certain payments by a weighted average of 20 years.
Consumer	Deferred certain payments by 19 years.	Deferred certain payments by a weighted average of 71 months.

Interest Rate Reduction
	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Personal Banking:
Consumer	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 22% to 6%.
Consumer credit card	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 22% to 6%.

Forgiveness of Interest/Fees
	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Personal Banking:
Consumer credit card	—	Approximately $33 thousand of interest and fees forgiven.

The Company had commitments of $14.9 million and $28.4 million at December 31, 2024 and December 31, 2023, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at December 31, 2024 of loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2024 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at December 31, 2023 of loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2023 and had been modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Year Ended December 31, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total
December 31, 2024
Commercial:
Real estate – business	$14,668	$—	$—	$14,668
Personal Banking:
Real estate – personal	—	3,818	—	3,818
Consumer	—	—	23	23
Consumer credit card	—	—	595	595
Total	$14,668	$3,818	$618	$19,104

	For the Year Ended December 31, 2023
(Dollars in thousands)	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
December 31, 2023
Personal Banking:
Real estate – personal	$1,357	$—	$—	$1,357
Consumer	—	24	—	24
Consumer credit card	—	332	154	486
Total	$1,357	$356	$154	$1,867

The following tables present the amortized cost basis at December 31, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months, as well as the amortized cost basis at December 31, 2023 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
December 31, 2024
Commercial:
Business	$47,958	$44	$—	$48,002
Real estate – business	106,516	—	14,667	121,183
Personal Banking:
Real estate – personal	4,484	2,613	1,926	9,023
Consumer	856	17	5	878
Consumer credit card	2,519	430	228	3,177
Total	$162,333	$3,104	$16,826	$182,263

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
December 31, 2023
Commercial:
Business	$26,941	$1,238	$—	$28,179
Real estate – business	102,388	3,161	—	105,549
Personal Banking:
Real estate – personal	3,303	751	532	4,586
Consumer	233	28	14	275
Consumer credit card	2,071	456	354	2,881
Total	$134,936	$5,634	$900	$141,470

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 19. The loans are primarily sold to FNMA and FHLMC. At December 31, 2024, the fair value of these loans was $3.0 million, and the unpaid principal balance was $2.9 million.

At December 31, 2024, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $343 thousand and $270 thousand at December 31, 2024 and 2023, respectively, and included in those amounts were $343 thousand and $270 thousand of foreclosed residential real estate properties held as a result of obtaining physical possession at December 31, 2024 and December 31, 2023, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $2.2 million and $1.8 million at December 31, 2024 and 2023, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at December 31, 2024 and 2023:

(In thousands)	2024	2023
Available for sale debt securities	$9,136,853	$9,684,760
Trading debt securities	38,034	28,830
Equity securities:
Readily determinable fair value	48,359	5,723
No readily determinable fair value	9,083	6,978
Other:
Federal Reserve Bank stock	35,545	35,166
Federal Home Loan Bank stock	10,120	10,640
Private equity investments	184,386	176,667
Total investment securities (1)	$9,462,380	$9,948,764
(1) Accrued interest receivable totaled $35.0 million and $28.9 million at December 31, 2024 and December 31, 2023, respectively, and was included within other assets on the consolidated balance sheet.

Most of the Company’s investment securities are classified as available for sale debt securities, and this portfolio is discussed in more detail below. The Company’s equity securities are also discussed below. Other investment securities include Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock, and investments in portfolio concerns held by the Company’s private equity subsidiary. FRB stock and FHLB stock are held for liquidity management and regulatory purposes. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the asset size of the borrowing bank and the level of borrowings from the FHLB. These holdings are carried at cost. The Company’s private equity investments are carried at estimated fair value.

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

On April 8, 2024, Visa announced the commencement of a public offering to permit the exchange of its Class B-1 common stock for a combination of shares of its Class B-2 common stock and its Class C common stock (“Exchange Offer”). The Company tendered all of its Visa Class B-1 shares pursuant to the Exchange Offer. On May 3, 2024, the Exchange Offer closed, and in exchange for its 823,447 shares of Visa Class B-1 common stock, the Company received 411,723 shares of Visa Class B-2 common stock (which will be convertible under certain circumstances, as further described below, into Visa’s publicly traded Class A common stock at an initial rate of 1.5875 shares of Class A common for each share of Class B-2 common stock, subject to adjustment) and 163,404 shares of Visa Class C common stock which automatically convert into four shares of Visa's Class A common stock (subject to future adjustments for any stock splits, recapitalizations or similar transactions) upon any transfer to a person other than a Visa member or an affiliate of a Visa member.

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

As a result of the exchange, the Company elected the measurement alternative approach for its Visa Class C common stock and marked the stock to fair value, recording a gain based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock. During the second quarter of 2024, the Company sold 436 thousand shares of Visa Class A common stock at an average price of $274.91, resulting in proceeds of $119.8 million. During the third quarter of 2024, the Company sold 218 thousand Visa Class A shares at an average price of $260.56, resulting of proceeds of $56.8 million. As of September 30, 2024, the Company had sold all of the Visa Class C shares it received from the Visa Exchange Offer. The Company’s Visa Class B-2 common stock will continue to be carried at cost of $0 as the Company elected the measurement alternative approach for these shares as well, and there are not observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa Class B-2 shares held by the Company.

Changes in equity investments with no readily determinable fair value for the year ended December 31, 2024 were as follows:

For the Year Ended December 31
(In thousands)	2024
Balance at beginning of period	$6,978
Observable upward price adjustments	178,227
Observable downward price adjustments	(416)
Impairment charges	—
Sales of securities and other activity	(175,706)
Balance at end of period	$9,083

Net gains and losses for the Company's equity securities portfolio during the year ended December 31, 2024 were as follows:

For the Year Ended December 31
(In thousands)	2024
Net gains (losses) recognized during the period on equity securities	$178,092
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(176,755)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$1,337

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

A summary of the available for sale debt securities by maturity groupings as of December 31, 2024 is shown below. In the table below, the weighted average yield for the year ended December 31, 2024 is calculated based on amortized cost and has not been tax equated.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
Within 1 year	$404,047	$404,675	4.19	*%
After 1 but within 5 years	1,411,826	1,396,419	3.48	*
After 5 but within 10 years	778,257	754,158	3.55	*
Total U.S. government and federal agency obligations	2,594,130	2,555,252	3.61	*
Government-sponsored enterprise obligations:
After 5 but within 10 years	35,605	29,574	2.52
After 10 years	19,820	13,275	2.12
Total government-sponsored enterprise obligations	55,425	42,849	2.38
State and municipal obligations:
Within 1 year	92,129	90,969	1.45
After 1 but within 5 years	386,856	360,008	1.79
After 5 but within 10 years	226,723	195,473	1.79
After 10 years	117,082	96,441	2.13
Total state and municipal obligations	822,790	742,891	1.80
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,195,182	3,444,891	2.11
Non-agency mortgage-backed securities	625,539	568,689	2.34
Asset-backed securities	1,595,797	1,557,015	3.18
Total mortgage and asset-backed securities	6,416,518	5,570,595	2.40
Other debt securities:
Within 1 year	74,969	74,439	2.44
After 1 but within 5 years	76,920	72,033	1.83
After 5 but within 10 years	48,704	42,179	2.00
After 10 years	37,970	36,615	3.99
Total other debt securities	238,563	225,266	2.40%
Total available for sale debt securities	$10,127,426	$9,136,853
* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $405.4 million, at fair value, at December 31, 2024. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At December 31, 2024, the fair value of securities on this watch list was $1.6 billion compared to $1.2 billion at December 31, 2023. Almost all of the securities included on the Company's watch list were experiencing unrealized loss positions due to the significant increase in interest rates and were analyzed outside of the cash flow model. At December 31,

2024, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of December 31, 2024, the Company did not identify any securities for which a credit loss exists, and for the years ended December 31, 2024 and 2023, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at December 31, 2024 and 2023. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At December 31, 2024, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. government and federal agency obligations	$1,492,875	$24,662	$353,129	$17,197	$1,846,004	$41,859
Government-sponsored enterprise obligations	—	—	42,848	12,576	42,848	12,576
State and municipal obligations	14,860	230	724,587	79,685	739,447	79,915
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,882	42	3,409,405	750,664	3,413,287	750,706
Non-agency mortgage-backed securities	10	—	564,637	56,986	564,647	56,986
Asset-backed securities	219,414	2,371	1,083,938	36,824	1,303,352	39,195
Total mortgage and asset-backed securities	223,306	2,413	5,057,980	844,474	5,281,286	846,887
Other debt securities	26,390	579	198,936	12,718	225,326	13,297
Total	$1,757,431	$27,884	$6,377,480	$966,650	$8,134,911	$994,534
December 31, 2023
U.S. government and federal agency obligations	$51,585	$809	$714,400	$24,025	$765,985	$24,834
Government-sponsored enterprise obligations	—	—	43,962	11,696	43,962	11,696
State and municipal obligations	24,022	760	1,167,607	148,478	1,191,629	149,238
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,382	59	3,875,432	720,649	3,879,814	720,708
Non-agency mortgage-backed securities	—	—	1,152,045	173,526	1,152,045	173,526
Asset-backed securities	19,086	156	2,081,293	93,076	2,100,379	93,232
Total mortgage and asset-backed securities	23,468	215	7,108,770	987,251	7,132,238	987,466
Other debt securities	—	—	460,136	47,250	460,136	47,250
Total	$99,075	$1,784	$9,494,875	$1,218,700	$9,593,950	$1,220,484

The entire available for sale debt securities portfolio included $8.1 billion of securities that were in a loss position at December 31, 2024, compared to $9.6 billion at December 31, 2023. The total amount of unrealized loss on these securities was $994.5 million at December 31, 2024, a decrease of $226.0 million compared to the unrealized loss at December 31, 2023. Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at December 31, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
U.S. government and federal agency obligations	$2,594,130	$2,981	$(41,859)	$—	$2,555,252
Government-sponsored enterprise obligations	55,425	—	(12,576)	—	42,849
State and municipal obligations	822,790	16	(79,915)	—	742,891
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,195,182	415	(750,706)	—	3,444,891
Non-agency mortgage-backed securities	625,539	136	(56,986)	—	568,689
Asset-backed securities	1,595,797	413	(39,195)	—	1,557,015
Total mortgage and asset-backed securities	6,416,518	964	(846,887)	—	5,570,595
Other debt securities	238,563	—	(13,297)	—	225,266
Total	$10,127,426	$3,961	$(994,534)	$—	$9,136,853
December 31, 2023
U.S. government and federal agency obligations	$841,267	$81	$(24,834)	$—	$816,514
Government-sponsored enterprise obligations	55,658	—	(11,696)	—	43,962
State and municipal obligations	1,346,633	24	(149,238)	—	1,197,419
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,621,821	233	(720,708)	—	3,901,346
Non-agency mortgage-backed securities	1,331,288	136	(173,526)	—	1,157,898
Asset-backed securities	2,200,712	5	(93,232)	—	2,107,485
Total mortgage and asset-backed securities	8,153,821	374	(987,466)	—	7,166,729
Other debt securities	507,386	—	(47,250)	—	460,136
Total	$10,904,765	$479	$(1,220,484)	$—	$9,684,760

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Year Ended December 31
(In thousands)	2024	2023	2022
Proceeds from sales of securities:
Available for sale debt securities	$1,080,083	$1,101,782	$86,240
Equity securities	176,780	—	17
Other	38,724	40,167	20,714
Total proceeds	$1,295,587	$1,141,949	$106,971

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$—	$143	$—
Losses realized on sales	(196,283)	(8,587)	(20,273)
Equity securities:
Gains (losses) on equity securities, net	178,092	(487)	(926)
Other:
Gains realized on sales	3,481	976	1,670
Losses realized on sales	(1,601)	(1,076)	(3,798)
Fair value adjustments, net	24,134	24,016	43,833
Total investment securities gains (losses), net	$7,823	$14,985	$20,506

Subsequent to the successful close of the Exchange Offer in May 2024, the Company approved and executed a plan to reposition a portion of its available for sale debt securities portfolio during the second quarter of 2024 through the sale of securities with an amortized cost of $1.2 billion. The securities that the Company sold had a yield of approximately 2.1%, which resulted in a loss of $179.1 million, and the Company reinvested $928.8 million of the proceeds into U.S. Treasury securities yielding approximately 4.6%.

Pledged securities
At December 31, 2024, securities totaling $6.9 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $7.5 billion at December 31, 2023. At December 31, 2024, the Company had no securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties.

Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4. Premises and Equipment
Premises and equipment consist of the following at December 31, 2024 and 2023:

(In thousands)	2024	2023
Land	$86,378	$88,564
Buildings and improvements	750,464	730,445
Equipment	240,046	244,636
Right of use leased assets	31,332	26,962
Total	1,108,220	1,090,607
Less accumulated depreciation	632,945	621,548
Net premises and equipment	$475,275	$469,059

Depreciation expense of $40.0 million in 2024, $36.1 million in 2023, and $32.3 million in 2022, was included in occupancy expense and equipment expense in the consolidated statements of income. Repairs and maintenance expense of $18.3 million, $18.5 million, and $17.7 million for 2024, 2023 and 2022, respectively, was included in occupancy expense and equipment expense. Interest expense capitalized on constructions projects totaled $2 thousand, $903 thousand, and $1.4 million in 2024, 2023 and 2022, respectively. The decrease from prior year was primarily driven by the completion of a large office building construction project in March 2023.

Right of use leased assets are comprised mainly of operating leases for branches, office space, ATM locations, and certain equipment, as described in Note 6.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2024				December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(5,286)	$—	$264	$5,550	$(5,092)	$—	$458
Mortgage servicing rights	13,673	(3,905)	—	9,768	13,723	(3,602)	—	10,121
Total	$19,223	$(9,191)	$—	$10,032	$19,273	$(8,694)	$—	$10,579

The carrying amount of goodwill and its allocation among segments at December 31, 2024 and 2023 is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2024, 2023 or 2022. Further, the annual assessment of qualitative factors on January 1, 2025 revealed no likelihood of impairment as of that date.

(In thousands)	December 31, 2024	December 31, 2023
Consumer segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	746	746
Total goodwill	$146,539	$146,539

In addition to its intangible assets with estimable useful lives included in the table above, the Company also has a $3.6 million intangible asset for an easement in connection with a commercial office complex in Clayton, Missouri. The easement, which grants the Company access to all portions of the parking facility and terrace garden, is perpetual and will be assessed for impairment at least annually, or whenever events or circumstances indicate an impairment may have occurred. No impairment was identified at December 31, 2024.

Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2024 and 2023 are shown in the following table.

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2022	$138,921	$3,600	$705	$10,929
Acquisition	7,618	—	—	—
Originations, net of disposals	—	—	—	340
Amortization	—	—	(247)	(1,148)
Balance at December 31, 2023	146,539	3,600	458	10,121
Originations, net of disposals	—	—	—	762
Amortization	—	—	(194)	(1,115)
Balance at December 31, 2024	$146,539	$3,600	$264	$9,768

During 2023, the Company wrote off $25.7 million of core deposit intangible assets that were fully amortized. Also during 2023, the Company acquired L.J. Hart & Company, a municipal bond underwriter and advisor, and the acquisition resulted in goodwill of $7.6 million.
Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment at a tranche level, and if impairment is indicated, recorded at fair value. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. During 2024, no impairment or impairment recovery was recognized. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 17 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2024, 2023 and 2022 was $1.3 million, $1.4 million and $2.0 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2024. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2025	$1,220
2026	1,066
2027	922
2028	803
2029	724

6. Leases
The Company's leasing activities include leasing certain real estate and equipment, providing lease financing to commercial customers, and leasing office space to third parties. The Company uses the FHLB fixed-advance rate at lease commencement or at any subsequent remeasurement event date based on the remaining lease term to calculate the liability for each lease.

Lessee
The Company's operating leases are primarily for branches, office space, ATM locations, and certain equipment. As of December 31, 2024, the right-of-use asset for operating leases, reported within premises and equipment, net, and lease liability, reported within other liabilities, recognized on the Company's consolidated balance sheets totaled $30.7 million and $31.2 million, respectively, compared to right-of-use assets of $26.5 million and lease liability of $26.9 million at December 31, 2023. Total lease cost for the year ended December 31, 2024 was $8.5 million, compared to $8.3 million for the year ended December 31, 2023. For leases with a term of 12 months or less, an election was made not to recognize lease assets and lease liabilities for all asset classes, and to recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining terms of 1 month to 27 years, most of which contain renewal options. However, the renewal options are generally not included in the leased asset or liability because the option exercises are uncertain.

The maturities of operating leases at December 31, 2024 are included in the table below.

(in thousands)	Operating Leases(1)
2025	$6,100
2026	5,809
2027	5,544
2028	5,012
2029	3,502
After 2029	12,968
Total lease payments	$38,935
Less: Interest	7,760
Present value of lease liabilities	$31,175
        (1) Excludes $3.3 million of legally binding minimum lease payments for operating leases signed but not yet commenced.

The following table presents the average lease term and discount rate of operating leases.

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	9.2 years	9.9 years
Weighted-average discount rate	4.32%	4.11%

Supplemental cash flow information related to operating leases is included in the table below.

	For the Year Ended December 31
(in thousands)	2024	2023
Operating cash paid toward lease liabilities	$6,553	6,486
Leased assets obtained in exchange for new lease liabilities	$9,128	7,085

Lessor
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or to expand the leased space, and currently the leases have remaining terms of 3 months to 14 years.

The following table provides the components of lease income.

	For the Year Ended December 31
(in thousands)	2024	2023
Direct financing and sales-type leases	37,168	31,127
Operating leases(1)	16,816	13,036
Total lease income	$53,984	$44,163
(1) Includes rent from Tower Properties, a related party, of $78 thousand and $76 thousand for the years ended December 31, 2024 and 2023.

The following table presents the components of the net investments in direct financing and sales-type leases.

(in thousands)	December 31, 2024	December 31, 2023
Lease payment receivable	$792,863	$729,891
Unguaranteed residual assets	84,063	134,105
Total net investments in direct financing and sales-type leases	$876,926	$863,996
Deferred origination cost	2,715	3,024
Total net investment included within business loans	$879,641	$867,020

The maturities of lease receivables at December 31, 2024 are included in the table below.

(in thousands)	Direct Financing and Sale-Type Leases	Operating Leases	Total
2025	$230,038	$14,861	$244,899
2026	209,194	15,917	225,111
2027	171,744	14,868	186,612
2028	132,499	14,275	146,774
2029	72,806	10,756	83,562
After 2029	65,550	71,256	136,806
Total lease receipts	881,831	$141,933	$1,023,764
Less: Net present value adjustment	88,968
Present value of lease receipts	$792,863

7. Deposits
At December 31, 2024, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
Due in 2025	$2,206,964
Due in 2026	163,598
Due in 2027	9,764
Due in 2028	5,082
Due in 2029	2,989
Thereafter	7
Total	$2,388,404

The aggregate amount of certificates of deposit that exceeded the $250,000 FDIC insurance limit totaled $733.0 million at December 31, 2024.

8. Borrowings
At December 31, 2024, the Company's borrowings primarily consisted of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). The following table sets forth selected information for federal funds purchased and repurchase agreements.

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2024	2.14%	3.55%	$2,621,260	$2,926,758	$2,926,758
2023	2.78	3.47	2,839,633	3,133,020	2,908,815
2022	2.01	1.06	2,439,279	2,841,734	2,841,734

Federal funds purchased and repurchase agreements comprised the majority of the Company's short-term borrowings (borrowings with an original maturity of less than one year at December 31, 2024), and $2.8 billion of these borrowings were repurchase agreements, which generally have one day maturities and are mainly comprised of non-insured customer funds secured by a portion of the Company's investment portfolio. Additional information about the securities pledged for repurchase agreements and repurchase agreement maturity is provided in Note 20 on Resale and Repurchase Agreements. Accrued interest for repurchase agreements was $928 thousand, $695 thousand and $275 thousand at December 31, 2024, 2023 and 2022, respectively.

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. At December 31, 2024, the Bank had no outstanding advances from the FHLB. The FHLB also issues letters of credit to secure the Bank's obligations to certain depositors of public funds, which totaled $120.3 million at December 31, 2024.

9. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2024, 2023 and 2022 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2024:
U.S. federal	$132,197	$(845)	$131,352
State and local	13,483	254	13,737
Total	$145,680	$(591)	$145,089
Year ended December 31, 2023:
U.S. federal	$124,787	$(6,228)	$118,559
State and local	17,161	(1,171)	15,990
Total	$141,948	$(7,399)	$134,549
Year ended December 31, 2022:
U.S. federal	$96,849	$19,990	$116,839
State and local	13,793	1,726	15,519
Total	$110,642	$21,716	$132,358

The components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022
Unrealized gain (loss) on available for sale debt securities	$57,359	$69,972	$(382,697)
Change in fair value on cash flow hedges	(13,704)	(6,017)	(6,446)
Accumulated pension (benefit) loss	512	1,197	1,161
Income tax (benefit) expense allocated to stockholders’ equity	$44,167	$65,152	$(387,982)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows:

(In thousands)	2024	2023
Deferred tax assets:
Unrealized loss on available for sale debt securities	$247,643	$305,001
Loans, principally due to allowance for credit losses	43,450	44,702
Unearned fee income	10,858	10,810
Accrued expenses	10,124	10,531
Deferred compensation	8,477	7,894
Equity-based compensation	8,364	8,082
Cash flow hedges	5,630	—
Other	497	812
Total deferred tax assets	335,043	387,832
Deferred tax liabilities:
Equipment lease financing	97,042	99,453
Land, buildings, and equipment	23,359	21,016
Intangible assets	7,596	7,545
Private equity investments	5,446	6,888
Cash flow hedges	—	9,468
Other	8,949	7,235
Total deferred tax liabilities	142,392	151,605
Net deferred tax assets (liabilities)	$192,651	$236,227

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets, therefore, no valuation allowance is needed for the deferred tax assets at year end.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 21%, and the Company's actual income tax expense for 2024, 2023, and 2022 is provided below. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(In thousands)	2024	2023	2022
Computed “expected” tax expense	$140,998	$128,438	$130,359
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal tax benefit	10,852	12,633	12,260
Tax-exempt interest, net of cost to carry	(6,892)	(7,002)	(8,473)
Non-deductible FDIC insurance premiums	1,656	2,101	1,376
Share-based award payments	(1,479)	(1,176)	(1,669)
Other	(46)	(445)	(1,495)
Total income tax expense	$145,089	$134,549	$132,358

The gross amount of unrecognized tax benefits was $1.2 million and $1.3 million at December 31, 2024 and 2023, respectively, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.0 million at both December 31, 2024 and 2023. The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2024 and 2023 was as follows:

(In thousands)	2024	2023
Unrecognized tax benefits at beginning of year	$1,270	$1,205
Gross increases – tax positions in prior period	8	25
Gross decreases – tax positions in prior period	(2)	—
Gross increases – current-period tax positions	295	336
Lapse of statute of limitations	(347)	(296)
Unrecognized tax benefits at end of year	$1,224	$1,270

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2021 through 2024 remain open to examination for U.S. federal income tax and for major state taxing jurisdictions.

10. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2024	2023	2022
Payroll taxes	$32,723	$31,507	$29,580
Medical plans	36,860	36,277	31,004
401(k) plan	20,227	19,216	18,590
Pension plans	399	499	516
Other	3,391	3,587	3,097
Total employee benefits	$93,600	$91,086	$82,787

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

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. No contributions to the defined benefit plan were made in 2024, 2023 or 2022. The minimum required contribution for 2025 is expected to be zero. The Company does not expect to make any further contributions in 2025 other than the necessary funding contributions to the CERP. Distributions under the CERP were $185 thousand, $806 thousand and $14 thousand during 2024, 2023 and 2022, respectively.

The following items are components of the net pension cost for the years ended December 31, 2024, 2023 and 2022.

(In thousands)	2024	2023	2022
Service cost	$399	$499	$516
Interest cost on projected benefit obligation	4,377	4,615	2,725
Expected return on plan assets	(4,139)	(4,051)	(4,515)
Amortization of prior service cost	(181)	(271)	(271)
Amortization of unrecognized net (gain) loss	892	1,464	1,717
Net periodic pension cost	$1,348	$2,256	$172

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2024 and 2023.

(In thousands)	2024	2023
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$93,949	$95,842
Service cost	399	499
Interest cost	4,377	4,615
Benefits paid	(6,939)	(7,667)
Actuarial (gain) loss	(1,973)	660
Projected benefit obligation at valuation date	89,813	93,949
Change in plan assets
Fair value of plan assets at prior valuation date	89,842	88,396
Actual return on plan assets	3,505	8,307
Employer contributions	185	806
Benefits paid	(6,939)	(7,667)
Fair value of plan assets at valuation date	86,593	89,842
Funded status and net amount recognized at valuation date	$(3,220)	$(4,107)
The unfunded pension benefit obligation decreased $887 thousand from the prior year primarily due to an increase in the discount rate from 4.98% to 5.27%.

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $89.8 million and $93.9 million for the combined plans on December 31, 2024 and 2023, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2024 and 2023 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2024	2023
Prior service credit (cost)	$—	$181
Accumulated gain (loss)	(16,073)	(18,304)
Accumulated other comprehensive income (loss)	(16,073)	(18,123)
Cumulative employer contributions in excess of net periodic benefit cost	12,853	14,016
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(3,220)	$(4,107)
Net gain (loss) arising during period	1,338	3,594
Amortization of net (gain) loss	892	1,464
Amortization of prior service cost	(181)	(271)
Total recognized in other comprehensive income (loss)	$2,049	$4,787
Total income (expense) recognized in net periodic pension cost and other comprehensive income	$702	$2,531

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2024	2023	2022
Determination of benefit obligation at year end:
Effective discount rate on benefit obligations	5.27%	4.98%	5.19%
Assumed cash balance interest crediting rate	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Effective discount rate on benefit obligations	4.93%	5.19%	2.64%
Effective rate for interest cost on benefit obligations	4.84%	5.09%	2.15%
Long-term rate of return on assets	4.75%	4.75%	4.25%
Assumed cash balance interest crediting rate	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2024 and 2023. Information about the valuation techniques and inputs used to measure fair value are provided in Note 17 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
U.S. government obligations	$12,072	$12,072	$—	$—
Government-sponsored enterprise obligations (a)	991	—	991	—
State and municipal obligations	3,513	—	3,513	—
Agency mortgage-backed securities (b)	2,026	—	2,026	—
Non-agency mortgage-backed securities	2,202	—	2,202	—
Asset-backed securities	5,171	—	5,171	—
Corporate bonds (c)	45,526	—	45,526	—
Equity securities and mutual funds: (d)
Mutual funds	6,462	6,462	—	—
Common stocks	7,075	7,075	—	—
International developed markets funds	1,353	1,353	—	—
Emerging markets funds	202	202	—	—
Total	$86,593	$27,164	$59,429	$—
December 31, 2023
Assets:
U.S. government obligations	$14,041	$14,041	$—	$—
Government-sponsored enterprise obligations (a)	1,039	—	1,039	—
State and municipal obligations	3,740	—	3,740	—
Agency mortgage-backed securities (b)	2,230	—	2,230	—
Non-agency mortgage-backed securities	2,271	—	2,271	—
Asset-backed securities	5,687	—	5,687	—
Corporate bonds (c)	48,534	—	48,534	—
Equity securities and mutual funds: (d)
Mutual funds	4,443	4,443	—	—
Common stocks	5,809	5,809	—	—
International developed markets funds	1,809	1,809	—	—
Emerging markets funds	239	239	—	—
Total	$89,842	$26,341	$63,501	$—
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
(d)    This category represents investments in individual common stocks and equity funds. These holdings are diversified, largely across the electronic technology, technology services, financial services, healthcare technology, and retail trade industries.

The investment policy of the pension plan is designed for conservation of principal, within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines, which may change from time to time, regarding the types and percentages of investments held. Currently, the policy includes guidelines such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2024. Under the current policy, the long-term investment target mix for the plan is 10% equity securities and 90% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2024 pension plan expense was 4.75%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The 10-year annualized return for the Company’s pension plan was 4.3%. During 2024, the plan’s assets gained 2.9% of their value, compared to a gain of 10.3% in 2023. Returns for any plan year may be affected by changes in the stock market and interest rates. The Company expects to incur pension expense of $1.8 million in 2025, compared to $1.3 million in 2024.

The following future benefit payments are expected to be paid:

(In thousands)
2025	$7,937
2026	7,820
2027	7,679
2028	7,538
2029	7,354
2030 - 2034	32,727

11. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan that allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the past three years, stock-based compensation has been issued in the form of nonvested restricted stock awards and stock appreciation rights. At December 31, 2024, 6,087,048 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $17.0 million, $17.1 million and $17.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.2 million, $3.2 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Nonvested Restricted Stock Awards
Nonvested stock is awarded to key employees by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 4 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant of restricted stock awards. A summary of the status of the Company’s nonvested share awards as of December 31, 2024 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,224,283	$55.70
Granted	356,585	50.05
Vested	(277,772)	49.65
Forfeited	(50,443)	56.12
Nonvested at December 31, 2024	1,252,653	$55.41

The total fair value (at vest date) of shares vested during 2024, 2023 and 2022 was $13.9 million, $20.9 million and $18.8 million, respectively.

Stock Appreciation Rights
Stock appreciation rights (SARs) are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs generally vest ratably over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. A summary of SAR activity during 2024 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,073,912	$44.86
Granted	123,781	49.53
Forfeited	(6,994)	56.66
Expired	(7,313)	47.96
Exercised	(341,424)	36.27
Outstanding at December 31, 2024	841,962	$48.90	5.3	years	$11,291
Exercisable at December 31, 2024	575,638	$45.94	4.0	years	$9,421

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

	2024	2023	2022
Weighted per share average fair value at grant date	$14.17	$16.91	$15.05
Assumptions:
Dividend yield	2.1%	1.6%	1.5%
Volatility	29.3%	27.9%	28.4%
Risk-free interest rate	4.2%	3.9%	1.6%
Expected term	6.0 years	5.8 years	5.7 years

Additional information about SARs exercised is presented below.

(In thousands)	2024	2023	2022
Intrinsic value of SARs exercised	$8,409	$1,723	$2,448
Tax benefit realized SARs exercised	1,276	362	462

As of December 31, 2024, there was $33.7 million of unrecognized compensation cost related to nonvested SARs and stock awards. This cost is expected to be recognized over a weighted average period of approximately 3.0 years.

Directors Stock Purchase Plan
The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 79,181 at December 31, 2024. Shares authorized for issuance under the plan were increased to 150,000 shares in February 2022. In 2024, 29,291 shares were purchased at an average price of $58.37, and in 2023, 34,483 shares were purchased at an average price of $49.59.

* All share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2024.

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

(In thousands)	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2024	$(915,001)	$(13,596)	$37,185	$(891,412)
Other comprehensive income (loss) before reclassifications to current earnings	33,151	1,338	(43,416)	(8,927)
Amounts reclassified to current earnings from accumulated other comprehensive income	196,283	711	(11,399)	185,595
Current period other comprehensive income (loss), before tax	229,434	2,049	(54,815)	176,668
Income tax (expense) benefit	(57,359)	(512)	13,704	(44,167)
Current period other comprehensive income (loss), net of tax	172,075	1,537	(41,111)	132,501
Balance December 31, 2024	$(742,926)	$(12,059)	$(3,926)	$(758,911)
Balance January 1, 2023	$(1,124,915)	$(17,186)	$55,237	$(1,086,864)
Other comprehensive income (loss) before reclassifications to current earnings	271,442	3,594	(8,860)	266,176
Amounts reclassified to current earnings from accumulated other comprehensive income	8,444	1,193	(15,209)	(5,572)
Current period other comprehensive income (loss), before tax	279,886	4,787	(24,069)	260,604
Income tax (expense) benefit	(69,972)	(1,197)	6,017	(65,152)
Current period other comprehensive income (loss), net of tax	209,914	3,590	(18,052)	195,452
Balance December 31, 2023	$(915,001)	$(13,596)	$37,185	$(891,412)
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

13. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial, and Wealth. The Consumer segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 140 locations. This segment also includes residential mortgage, indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.

The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, and international services, along with business and governmental deposit products and commercial cash management services. This segment also includes both merchant and commercial bank card products as well as the Commercial Tradable Products division, which sells fixed-income securities, underwrites municipal bonds and provides securities safekeeping and accounting services to its business and correspondent bank customers. The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services. This segment also provides various loan and deposit related services to its private banking customers.

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

The Company’s chief executive officer is its chief operating decision maker ("CODM"). The CODM is the primary individual in control of resource allocation, and the allocation determinations are made in consultation with the Company’s executive management committee, of which the CODM is a member. The Company’s CODM primarily utilizes net income before taxes to evaluate each segment’s performance and allocate resources (including employees, financial, or capital resources), primarily through the Company’s annual budgeting process and periodic segment performance reviews. To manage operations and make decisions regarding resource allocations, the CODM is regularly provided and reviews total non-interest expense at a consolidated level and total non-interest expense for each segment.

The following tables present selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues between the three segments. Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results. If appropriate, these changes are reflected in prior year information presented below. Net interest income allocated among the segments prior to 2024 has been restated to reflect a funds transfer pricing methodology change implemented on January 1, 2024 for all deposit types, except certificates of deposit. The new methodology moves from a rolling pool to a profitability range methodology. The new methodology more accurately reflects the profitability of affected deposits relative to current rates and removes most interest rate risk from business segments. Additionally, the Company changed its management of its portfolio of residential mortgage loans that it retains, and as a result, the Company began including those loans in the Consumer segment on January 1, 2023. These loans had previously been included in the Other/Elimination column. As a result of this change, loans of approximately $1.9 billion were reclassified from the Other/Elimination column into the Consumer segment in 2023 and prior periods presented below were restated to also reflect this change.

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Other/Elimination	Consolidated Totals
Year ended December 31, 2024:
Net interest income	$512,224	$515,681	$87,818	$(75,477)	$1,040,246
Provision for credit losses	(37,610)	(1,446)	148	6,005	(32,903)
Non-interest income	102,904	259,229	243,476	9,944	615,553
Investment securities gains, net	—	—	—	7,823	7,823
Non-interest expense	(331,757)	(401,498)	(158,932)	(59,042)	(951,229)
Income before income taxes	$245,761	$371,966	$172,510	$(110,747)	$679,490
Year ended December 31, 2023:
Net interest income	$552,694	$521,530	$99,797	$(175,892)	$998,129
Provision for loan losses	(27,459)	(3,513)	(28)	(4,451)	(35,451)
Non-interest income	99,910	246,183	218,241	8,711	573,045
Investment securities gains, net	—	—	—	14,985	14,985
Non-interest expense	(326,838)	(391,980)	(157,679)	(54,485)	(930,982)
Income before income taxes	$298,307	$372,220	$160,331	$(211,132)	$619,726
Year ended December 31, 2022:
Net interest income	$582,329	$542,940	$118,724	$(301,808)	$942,185
Provision for loan losses	(17,816)	(1,195)	(8)	(9,052)	(28,071)
Non-interest income	105,806	224,810	221,099	(5,180)	546,535
Investment securities gains, net	—	—	—	20,506	20,506
Non-interest expense	(306,671)	(365,037)	(152,623)	(24,446)	(848,777)
Income before income taxes	$363,648	$401,518	$187,192	$(319,980)	$632,378

Non-interest expense for the Consumer, Commercial, and Wealth segments above is primarily comprised of salaries, incentives, benefits, and allocated overhead costs for service and support. Non-interest expense for the segments also includes expenses for data processing and software, occupancy, and professional and other services.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for credit losses in this category contains the difference between net loan charge-offs assigned directly to the segments and the recorded provision for credit loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment. Additionally, interest expense on the Company's brokered deposits, is included in this column, as the Company's brokered deposits are not allocated to a segment.

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Other/Elimination	Consolidated Totals
Average balances for 2024:
Assets	$3,979,290	$11,616,599	$1,965,281	$13,124,110	$30,685,280
Loans, including held for sale	3,830,810	11,302,254	1,949,127	7,406	17,089,597
Goodwill and other intangible assets	80,889	75,187	746	3,600	160,422
Deposits	12,287,463	9,876,226	2,378,958	(35,640)	24,507,007
Average balances for 2023:
Assets	$3,984,071	$11,351,223	$1,892,958	$14,712,363	$31,940,615
Loans, including held for sale	3,832,483	11,061,461	1,878,440	10,458	16,782,842
Goodwill and other intangible assets	81,655	72,066	746	3,600	158,067
Deposits	12,243,033	10,375,075	2,377,397	312,876	25,308,381

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

14. Common Stock*
On December 18, 2024, the Company distributed a 5% stock dividend on its $5 par common stock for the 31st consecutive year. All per common share data in this report has been restated to reflect the stock dividend.

The Company applies the two-class method of computing income per share, as nonvested share-based awards that pay non-forfeitable common stock dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the nonvested share-based awards and for common stock. Income per share attributable to common stock is shown in the following table. Nonvested share-based awards are further discussed in Note 11, Stock-Based Compensation.

Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share gives effect to all dilutive potential common shares that were outstanding during the year. Presented below is a summary of the components used to calculate basic and diluted income per common share, which have been restated for all stock dividends.

(In thousands, except per share data)	2024	2023	2022
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$526,331	$477,060	$488,399
Less income allocated to nonvested restricted stock	4,914	4,241	4,450
Net income allocated to common stock	$521,417	$472,819	$483,949
Weighted average common shares outstanding	134,522	136,418	138,116
Basic income per common share	$3.88	$3.47	$3.50
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$526,331	$477,060	$488,399
Less income allocated to nonvested restricted stock	4,910	4,237	4,442
Net income allocated to common stock	$521,421	$472,823	$483,957
Weighted average common shares outstanding	134,522	136,418	138,116
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	166	157	314
Weighted average diluted common shares outstanding	134,688	136,575	138,430
Diluted income per common share	$3.87	$3.46	$3.50
Unexercised stock appreciation rights of 386 thousand, 381 thousand and 179 thousand were excluded from the computation of diluted income per share for the years ended December 31, 2024, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive.

The Company maintains a treasury stock buyback program authorized by its Board of Directors. The most recent authorization in April 2024 approved future purchases of 5,000,000 shares of the Company's common stock. At December 31, 2024, 2,931,648 shares of common stock remained available for purchase under the current authorization.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2024	2023	2022
Shares outstanding at January 1	130,176	124,999	121,436
Issuance of stock:
Awards and sales under employee and director plans	453	348	306
5% stock dividend	6,396	6,201	5,953
Other purchases of treasury stock	(2,875)	(1,355)	(2,684)
Other	2	(17)	(12)
Shares outstanding at December 31	134,152	130,176	124,999
* Except as noted in the above table, all share and per share amounts in this footnote have been restated for the 5% common stock dividend distributed in 2024.

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

	Actual		Minimum Capital Adequacy Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$4,108,270	17.48%	$1,880,032	8.00%	N.A.	N.A.
Commerce Bank	3,484,249	14.98	1,861,121	8.00	$2,326,401	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,926,446	16.71%	$1,410,024	6.00%	N.A.	N.A.
Commerce Bank	3,302,425	14.20	1,395,841	6.00	$1,861,121	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,926,446	16.71%	$1,057,518	4.50%	N.A.	N.A.
Commerce Bank	3,302,425	14.20	1,046,880	4.50	$1,512,161	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$3,926,446	12.26%	$1,281,116	4.00%	N.A.	N.A.
Commerce Bank	3,302,425	10.36	1,274,648	4.00	$1,593,310	5.00%
December 31, 2023
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,881,024	16.03%	$1,937,322	8.00%	N.A.	N.A.
Commerce Bank	3,313,640	13.81	1,919,257	8.00	$2,399,071	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,693,089	15.25%	$1,452,992	6.00%	N.A.	N.A.
Commerce Bank	3,125,706	13.03	1,439,443	6.00	$1,919,257	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,693,089	15.25%	$1,089,744	4.50%	N.A.	N.A.
Commerce Bank	3,125,706	13.03	1,079,582	4.50	$1,559,396	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$3,693,089	11.25%	$1,313,377	4.00%	N.A.	N.A.
Commerce Bank	3,125,706	9.56	1,307,174	4.00	$1,633,968	5.00%

The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier I common capital, 8.0% for Tier I capital, 10.0% for Total capital and 5.0% for the leverage ratio.

At December 31, 2024 and 2023, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

16. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended December 31, 2024, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	For the Years Ended December 31
(In thousands)	2024	2023	2022
Bank card transaction fees	$189,784	$191,156	$176,144
Trust fees	214,430	190,954	184,719
Deposit account charges and other fees	100,336	90,992	94,381
Consumer brokerage services	18,141	17,223	19,117
Other non-interest income	47,576	38,784	34,742
Total non-interest income from contracts with customers	570,267	529,109	509,103
Other non-interest income (1)	45,286	43,936	37,432
Total non-interest income	$615,553	$573,045	$546,535
(1) This revenue is not within the scope of ASC 606, and includes fees relating to bond trading activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

The following table presents the opening and closing receivable balances for the years ended December 31, 2024 and 2023 for the Company’s significant revenue categories from contracts with customers.

(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Bank card transaction fees	$17,754	$18,069	$17,254
Trust fees	2,165	1,764	2,038
Deposit account charges and other fees	7,897	6,588	6,631
Consumer brokerage services	—	8	949

For these revenue categories, none of the transaction price has been allocated to performance obligations that are unsatisfied as of the end of a reporting period. A description of these revenue categories follows.

Bank Card Transaction Fees
The following table presents the components of bank card fee income.

	For the Years Ended December 31
(In thousands)	2024	2023	2022
Debit card:
Fee income	$45,279	$44,795	$44,240
Expense for network charges	(762)	(914)	(3,272)
Net debit card fees	44,517	43,881	40,968

Credit card:
Fee income	31,845	31,639	31,609
Expense for network charges and rewards	(15,833)	(17,191)	(17,049)
Net credit card fees	16,012	14,448	14,560

Corporate card:
Fee income	216,393	220,229	217,539
Expense for network charges and rewards	(109,731)	(109,588)	(117,527)
Net corporate card fees	106,662	110,641	100,012

Merchant:
Fee income	38,358	36,775	34,583
Fees to cardholder banks	(11,515)	(11,001)	(10,425)
Expense for network charges	(4,250)	(3,588)	(3,554)
Net merchant fees	22,593	22,186	20,604
Total bank card transaction fees	$189,784	$191,156	$176,144

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

Trust Fees
The following table shows the components of revenue within trust fees, which are reported within the Wealth segment.

	For the Years Ended December 31
(In thousands)	2024	2023	2022
Private client	$173,659	$153,524	$147,239
Institutional	34,596	31,756	31,525
Other	6,175	5,674	5,955
Total trust fees	$214,430	$190,954	$184,719

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

Deposit Account Charges and Other Fees
The following table shows the components of revenue within deposit account charges and other fees.

	For the Years Ended December 31
(In thousands)	2024	2023	2022
Corporate cash management fees	$64,838	$56,291	$52,501
Overdraft and return item fees	11,511	11,607	19,938
Other service charges on deposit accounts	23,987	23,094	21,942
Total deposit account charges and other fees	$100,336	$90,992	$94,381

Approximately 69% of this revenue is reported in the Commercial segment, while the remainder is reported in the Consumer segment.

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

Other Non-Interest Income from Contracts with Customers
Other non-interest income from contracts with customers consists mainly of various transaction-driven revenue streams such as ATM fees, check sales and wire fees, cash sweep commissions, underwriting fees, and gains on sales of tax credits. Performance obligations for these services consist mainly of the execution of a single transaction at a single point in time. Fees from these revenue sources are recognized when the performance obligation is completed, at which time cash is received by the Company.

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Residential mortgage loans held for sale	$2,981	$—	$2,981	$—
Available for sale debt securities:
U.S. government and federal agency obligations	2,555,252	2,555,252	—	—
Government-sponsored enterprise obligations	42,849	—	42,849	—
State and municipal obligations	742,891	—	741,927	964
Agency mortgage-backed securities	3,444,891	—	3,444,891	—
Non-agency mortgage-backed securities	568,689	—	568,689	—
Asset-backed securities	1,557,015	—	1,557,015	—
Other debt securities	225,266	—	225,266	—
Trading debt securities	38,034	10,219	27,815	—
Equity securities	48,359	48,359	—	—
Private equity investments	184,386	—	—	184,386
Derivatives *	62,648	—	62,555	93
Assets held in trust for deferred compensation plan	21,849	21,849	—	—
Total assets	9,495,110	2,635,679	6,673,988	185,443
Liabilities:
Derivatives *	26,963	—	26,905	58
Liabilities held in trust for deferred compensation plan	21,849	21,849	—	—
Total liabilities	$48,812	$21,849	$26,905	$58
December 31, 2023
Assets:
Residential mortgage loans held for sale	$1,585	$—	$1,585	$—
Available for sale debt securities:
U.S. government and federal agency obligations	816,514	816,514	—	—
Government-sponsored enterprise obligations	43,962	—	43,962	—
State and municipal obligations	1,197,419	—	1,196,472	947
Agency mortgage-backed securities	3,901,346	—	3,901,346	—
Non-agency mortgage-backed securities	1,157,898	—	1,157,898	—
Asset-backed securities	2,107,485	—	2,107,485	—
Other debt securities	460,136	—	460,136	—
Trading debt securities	28,830	—	28,830	—
Equity securities	5,723	5,723	—	—
Private equity investments	176,667	—	—	176,667
Derivatives *	116,876	—	116,710	166
Assets held in trust for deferred compensation plan	20,538	20,538	—	—
Total assets	10,034,979	842,775	9,014,424	177,780
Liabilities:
Derivatives *	37,899	—	37,704	195
Liabilities held in trust for deferred compensation plan	20,538	20,538	—	—
Total liabilities	$58,437	$20,538	$37,704	$195
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

Assets held in trust for deferred compensation plan
Assets held in a third party trust for the Company’s deferred compensation plan consist of investments in mutual funds. The fair value measurements are based on quoted prices in active markets and classified as Level 1. The Company has recorded an asset representing the total investment amount. The Company has also recorded a corresponding liability, representing the Company’s liability to the plan participants.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
Year ended December 31, 2024:
Balance at January 1, 2024	$947	$176,667	$177,614
Total gains or losses (realized/unrealized):
Included in earnings	—	24,134	24,134
Included in other comprehensive income *	15	—	15
Discount accretion	2	—	2
Purchases of private equity securities	—	20,800	20,800
Sale / pay down of private equity securities	—	(37,103)	(37,103)
Capitalized interest/dividends	—	(112)	(112)
Balance at December 31, 2024	$964	$184,386	$185,350
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2024	$—	$14,409	$14,409
Total gains or losses for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2024	$15	$—	$15
Year ended December 31, 2023:
Balance at January 1, 2023	$1,841	$178,127	$179,968
Total gains or losses (realized/unrealized):
Included in earnings	—	24,299	24,299
Included in other comprehensive income *	57	—	57
Investment securities called	(1,000)	—	(1,000)
Discount accretion	49	—	49
Purchases of private equity securities	—	15,220	15,220
Sale / pay down of private equity securities	—	(41,341)	(41,341)
Capitalized interest/dividends	—	362	362
Balance at December 31, 2023	$947	$176,667	$177,614
Total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2023	$—	$24,799	$24,799
Total gains or losses for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2023	$35	$—	$35
* Included in "net unrealized gains (losses) on securities" in the consolidated statements of comprehensive income.

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Investment Securities Gains (Losses), Net
Year ended December 31, 2024:
Total gains or losses included in earnings	$24,134
Change in unrealized gains or losses relating to assets still held at December 31, 2024	$14,409
Year ended December 31, 2023:
Total gains or losses included in earnings	$24,299
Change in unrealized gains or losses relating to assets still held at December 31, 2023	$24,799

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs as of December 31, 2024 is presented in the table below.

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

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during 2024 and 2023, and still held as of December 31, 2024 and 2023, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2024 and 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2024
Collateral dependent loans	$14,683	$—	$—	$14,683	$(2,382)
Foreclosed assets	20	—	—	20	(50)
Long-lived assets	393	—	—	393	(626)
Balance at December 31, 2023
Collateral dependent loans	$1,517	$—	$—	$1,517	$(1,662)
Long-lived assets	2,662	—	—	2,662	(193)

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

These measurements are classified as Level 3. Nonrecurring adjustments to the carrying value of loans based on fair value measurements at December 31, 2024 and 2023 are shown in the table above.

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at December 31, 2024 and 2023:

	Carrying Amount	Estimated Fair Value at December 31, 2024
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,053,820	$—	$—	$5,943,565	$5,943,565
Real estate - construction and land	1,409,901	—	—	1,384,029	1,384,029
Real estate - business	3,661,218	—	—	3,558,862	3,558,862
Real estate - personal	3,058,195	—	—	2,738,880	2,738,880
Consumer	2,073,123	—	—	2,053,191	2,053,191
Revolving home equity	356,650	—	—	353,731	353,731
Consumer credit card	595,930	—	—	549,874	549,874
Overdrafts	11,266	—	—	11,120	11,120
Total loans	17,220,103	—	—	16,593,252	16,593,252
Loans held for sale	3,242	—	3,242	—	3,242
Investment securities	9,453,297	2,613,830	6,608,452	231,015	9,453,297
Federal funds sold	3,000	3,000	—	—	3,000
Securities purchased under agreements to resell	625,000	—	—	622,021	622,021
Interest earning deposits with banks	2,624,553	2,624,553	—	—	2,624,553
Cash and due from banks	748,357	748,357	—	—	748,357
Derivative instruments	62,648	—	62,555	93	62,648
Assets held in trust for deferred compensation plan	21,849	21,849	—	—	21,849
Total	$30,762,049	$6,011,589	$6,674,249	$17,446,381	$30,132,219
Financial Liabilities
Non-interest bearing deposits	$8,150,669	$8,150,669	$—	$—	$8,150,669
Savings, interest checking and money market deposits	14,754,571	14,754,571	—	—	14,754,571
Certificates of deposit	2,388,404	—	—	2,409,537	2,409,537
Federal funds purchased	123,715	123,715	—	—	123,715
Securities sold under agreements to repurchase	2,803,043	—	—	2,806,428	2,806,428
Derivative instruments	26,963	—	26,905	58	26,963
Liabilities held in trust for deferred compensation plan	21,849	21,849	—	—	21,849
Total	$28,269,214	$23,050,804	$26,905	$5,216,023	$28,293,732

	Carrying Amount	Estimated Fair Value at December 31, 2023
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,019,036	$—	$—	$5,873,549	$5,873,549
Real estate - construction and land	1,446,764	—	—	1,420,522	1,420,522
Real estate - business	3,719,306	—	—	3,594,834	3,594,834
Real estate - personal	3,026,041	—	—	2,568,026	2,568,026
Consumer	2,077,723	—	—	2,016,334	2,016,334
Revolving home equity	319,894	—	—	317,013	317,013
Consumer credit card	589,913	—	—	550,464	550,464
Overdrafts	6,802	—	—	6,649	6,649
Total loans	17,205,479	—	—	16,347,391	16,347,391
Loans held for sale	4,177	—	4,177	—	4,177
Investment securities	9,941,786	822,237	8,896,129	223,420	9,941,786
Federal funds sold	5,025	5,025	—	—	5,025
Securities purchased under agreements to resell	450,000	—	—	444,448	444,448
Interest earning deposits with banks	2,239,010	2,239,010	—	—	2,239,010
Cash and due from banks	443,147	443,147	—	—	443,147
Derivative instruments	116,876	—	116,710	166	116,876
Assets held in trust for deferred compensation plan	20,538	20,538	—	—	20,538
Total	$30,426,038	$3,529,957	$9,017,016	$17,015,425	$29,562,398
Financial Liabilities
Non-interest bearing deposits	$7,975,935	$7,975,935	$—	$—	$7,975,935
Savings, interest checking and money market deposits	14,512,273	14,512,273	—	—	14,512,273
Certificates of deposit	2,875,690	—	—	2,916,627	2,916,627
Federal funds purchased	261,305	261,305	—	—	261,305
Securities sold under agreements to repurchase	2,647,510	—	—	2,650,951	2,650,951
Other borrowings	1,366	—	1,366	—	1,366
Derivative instruments	37,899	—	37,704	195	37,899
Liabilities held in trust for deferred compensation plan	20,538	20,538	—	—	20,538
Total	$28,332,516	$22,770,051	$39,070	$5,567,773	$28,376,894

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

	December 31
(In thousands)	2024	2023
Interest rate swaps	$2,065,400	$2,166,393
Interest rate floors	2,000,000	2,000,000
Interest rate caps	37,488	336,682
Credit risk participation agreements	503,196	653,887
Foreign exchange contracts	16,978	30,401
Mortgage loan commitments	3,060	3,004
Mortgage loan forward sale contracts	1,759	1,349
Forward TBA contracts	3,500	3,000
Total notional amount	$4,631,381	$5,194,716

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

As of December 31, 2024, the Company held four interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.0 billion and are forward-starting. Each of the four interest rate floors has a six-year term and a notional amount of $500 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031

The premium paid for the floors totaled $90.2 million, and at December 31, 2024, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 6.5 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of December 31, 2024, net deferred losses on the interest rate floors totaled $34.4 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of December 31, 2024, it is expected that $11.2 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of December 31, 2024, the total realized gains on the monetized cash flow hedges remaining in AOCI was $29.2 million (pre-tax), which will be reclassified into interest income over the next 2.0 years. The estimated amount of net gains remaining in AOCI related to the monetized cash flow hedges at December 31, 2024 that is expected to be reclassified into income within the next 12 months is $20.3 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. In prior years, certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swap. There was no reduction to positive or negative fair values of cleared swaps at December 31, 2024 and December 31, 2023.

	Asset Derivatives		Liability Derivatives
	December 31		December 31
	2024	2023	2024	2023
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$35,544	$78,960	$—	$—
Total derivatives designated as hedging instruments	$35,544	$78,960	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$26,759	$35,816	$(26,759)	$(35,816)
Interest rate caps	44	1,391	(44)	(1,391)
Credit risk participation agreements	35	77	(58)	(194)
Foreign exchange contracts	179	534	(101)	(479)
Mortgage loan commitments	58	89	—	(1)
Mortgage loan forward sale contracts	14	8	—	—
Forward TBA contracts	15	1	(1)	(18)
Total derivatives not designated as hedging instruments	$27,104	$37,916	$(26,963)	$(37,899)
Total	$62,648	$116,876	$(26,963)	$(37,899)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Total	Included Component	Excluded Component	(In thousands)	Total	Included Component	Excluded Component
For the Year Ended December 31, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$(43,416)	$(10,109)	$(33,307)	Interest and fees on loans	$11,399	$28,331	$(16,932)
Total	$(43,416)	$(10,109)	$(33,307)	Total	$11,399	$28,331	$(16,932)
For the Year Ended December 31, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(8,860)	$3,122	$(11,982)	Interest and fees on loans	$15,209	$29,731	$(14,522)
Total	$(8,860)	$3,122	$(11,982)	Total	$15,209	$29,731	$(14,522)
For the Year Ended December 31, 2022
Derivatives in cash flow hedging relationships:
Interest rate floors	$(2,428)	$—	$(2,428)	Interest and fees on loans	$23,355	$30,679	$(7,324)
Total	$(2,428)	$—	$(2,428)	Total	$23,355	$30,679	$(7,324)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain/(Loss) Recognized in the Consolidated Statements of Income	Amount of Gain/(Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2024	2023	2022
Derivative instruments:
Interest rate swaps	Other non-interest income	$2,672	$3,642	$2,472
Interest rate caps	Other non-interest income	—	86	16
Credit risk participation agreements	Other non-interest income	(109)	60	172
Foreign exchange contracts	Other non-interest income	23	(14)	38
Mortgage loan commitments	Loan fees and sales	(29)	87	(763)
Mortgage loan forward sale contracts	Loan fees and sales	5	8	(4)
Forward TBA contracts	Loan fees and sales	80	53	1,773
Total		$2,642	$3,922	$3,704

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
December 31, 2024
Assets:
Derivatives subject to master netting agreements	$62,437	$—	$62,437	$(3,780)	$(54,620)	$4,037
Derivatives not subject to master netting agreements	211	—	211
Total derivatives	$62,648	$—	$62,648
Liabilities:
Derivatives subject to master netting agreements	$26,848	$—	$26,848	$(3,780)	$—	$23,068
Derivatives not subject to master netting agreements	115	—	115
Total derivatives	$26,963	$—	$26,963
December 31, 2023
Assets:
Derivatives subject to master netting agreements	$116,702	$—	$116,702	$(3,930)	$(107,492)	$5,280
Derivatives not subject to master netting agreements	174	—	174
Total derivatives	$116,876	$—	$116,876
Liabilities:
Derivatives subject to master netting agreements	$37,300	$—	$37,300	$(3,930)	$—	$33,370
Derivatives not subject to master netting agreements	599	—	599
Total derivatives	$37,899	$—	$37,899

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset on the Balance Sheet	Net Amounts Presented on the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured amount
December 31, 2024
Total resale agreements, subject to master netting arrangements	$625,000	$—	$625,000	$—	$(625,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,803,043	—	2,803,043	—	(2,803,043)	—
December 31, 2023
Total resale agreements, subject to master netting arrangements	$450,000	$—	$450,000	$—	$(450,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,647,510	—	2,647,510	—	(2,647,510)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at December 31, 2024 and 2023, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
December 31, 2024
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$518,937	$—	$—	$518,937
Government-sponsored enterprise obligations	9,969	—	—	9,969
Agency mortgage-backed securities	1,641,156	9,600	22,250	1,673,006
Non-agency mortgage-backed securities	24,273	—	—	24,273
Asset-backed securities	462,841	30,623	18,227	511,691
Other debt securities	65,167	—	—	65,167
Total repurchase agreements, gross amount recognized	$2,722,343	$40,223	$40,477	$2,803,043
December 31, 2023
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$170,293	$—	$—	$170,293
Government-sponsored enterprise obligations	8,749	—	—	8,749
Agency mortgage-backed securities	1,833,840	27,264	17,200	1,878,304
Non-agency mortgage-backed securities	10,566	—	—	10,566
Asset-backed securities	516,726	9,606	20,000	546,332
Other debt securities	33,265	—	—	33,265
Total repurchase agreements, gross amount recognized	$2,573,439	$36,870	$37,200	$2,647,509

21. Commitments, Contingencies and Guarantees
The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2024	2023
Commitments to extend credit:
Credit card	$5,796,427	$5,367,102
Other unfunded loan commitments	9,616,132	9,144,971
Standby letters of credit, net of conveyance to other financial institutions	561,505	590,551
Commercial letters of credit	2,728	2,571

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

At December 31, 2024, the Company had recorded a liability of $3.5 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $585.1 million at December 31, 2024.

Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. The majority of commercial letters of credit issued are used to settle payments in international trade. Typically, letters of credit require presentation of documents which describe the commercial transaction, evidence shipment, and transfer title.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These tax credits are either resold to third parties for a profit or retained for use by the Company. During 2024, the Company purchased and sold state tax credits amounting to $123.9 million and $127.6 million, respectively. At December 31, 2024, the Company had outstanding purchase commitments totaling $215.3 million that it expects to fund in 2025. The remaining purchase commitments amount to $432.1 million and are expected to be funded from 2026 through 2035.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2024, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 to 12 years. At December 31, 2024, the fair value of the Company's guarantee liability RPAs was $58 thousand, and the notional amount of the underlying swaps was $320.4 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

The Company has various legal proceedings pending at December 31, 2024, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

22. Related Parties
The Company’s Chief Executive Officer, its Executive Chairman, and its former Vice Chairman are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 66% of the outstanding stock of Tower. At December 31, 2024, Tower owned 270,564 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. These payments, with the exception of dividend payments, relate to property management services, including construction oversight, on three Company-owned office buildings and related parking garages in downtown Kansas City. The Company ended its property management services contract with Tower as of December 31, 2024.

(In thousands)	2024	2023	2022
Leasing agent fees	$16	$434	$125
Operation of parking garages	125	111	100
Building management fees	2,342	2,202	2,118
Property construction management fees	165	360	184
Project consulting fees	—	419	—
Dividends paid on Company stock held by Tower	278	265	248
Total	$2,926	$3,791	$2,775

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. The line of credit is collateralized by Company stock and based on collateral value had a maximum borrowing amount of approximately $13.5 million at December 31, 2024. There were no borrowings under this line during 2024, and no balance was outstanding at December 31, 2024. There were no borrowings during 2023 and 2022, and there was no balance outstanding at December 31, 2023 or 2022. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2024, 2023 or 2022, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2024, 2023 and 2022.

Tower leased office space in the Kansas City bank headquarters building owned by the Company during 2022, 2023, and 2024. Rent paid to the Company totaled $81 thousand in 2024, $82 thousand in 2023, and $82 thousand in 2022, at $17.69, $17.50 and $17.44 per square foot, for years 2024, 2023, and 2022, respectively. Tower was no longer a lessee of the Company as of January 1, 2025.

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

23. Parent Company Condensed Financial Statements
Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2024	2023
Assets
Investment in consolidated subsidiaries:
Bank	$2,697,961	$2,390,595
Non-banks	187,404	160,244
Cash	357,046	322,573
Investment securities:
Available for sale debt	5,381	5,081
Equity	12,750	11,396
Note receivable due from bank subsidiary	50,000	50,000
Advances to subsidiaries, net of borrowings	1,500	1,800
Income tax receivable and deferred tax assets	9,131	10,263
Other assets	31,164	30,486
Total assets	$3,352,337	$2,982,438
Liabilities and stockholders’ equity
Pension obligation	$3,220	$4,107
Other liabilities	39,236	34,215
Total liabilities	42,456	38,322
Stockholders’ equity	3,309,881	2,944,116
Total liabilities and stockholders’ equity	$3,352,337	$2,982,438

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2024	2023	2022
Income
Dividends received from consolidated bank subsidiary	$215,001	$280,000	$300,001
Earnings of consolidated subsidiaries, net of dividends	191,421	203,570	203,965
Interest and dividends on investment securities	2,282	2,905	2,480
Management fees charged to subsidiaries	42,296	47,773	38,632
Investment securities gains (losses)	176,863	(621)	(872)
Net interest income on advances and note to subsidiaries	2,415	2,636	1,403
Other	3,294	2,842	3,709
Total income	633,572	539,105	549,318
Expense
Salaries and employee benefits	44,520	41,549	44,352
Professional and other services	3,495	3,580	2,740
Data processing fees paid to affiliates	3,316	3,347	3,173
Donation to related charitable foundation	5,000	—	—
Other	15,390	16,264	15,595
Total expense	71,721	64,740	65,860
Income tax (benefit) expense	35,520	(2,695)	(4,941)
Net income	$526,331	$477,060	$488,399

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2024	2023	2022
Operating Activities
Net income	$526,331	$477,060	$488,399
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(191,421)	(203,570)	(203,965)
Other adjustments, net	(165,330)	5,749	2,557
Net cash provided by (used in) operating activities	169,580	279,239	286,991
Investing Activities
(Increase) decrease in investment in subsidiaries, net	—	4,348	(9)
Proceeds from sales of investment securities	176,561	—	—
Proceeds from maturities/pay downs of investment securities	9	15	38
Purchases of investment securities	(1,062)	(902)	(4,534)
(Increase) decrease in advances to subsidiaries, net	300	18,729	19,996
Net purchases of building improvements and equipment	(5)	(490)	(741)
Net cash provided by (used in) investing activities	175,803	21,700	14,750
Financing Activities
Purchases of treasury stock	(171,407)	(76,890)	(186,622)
Issuance of stock under equity compensation plans	—	(3)	(8)
Cash dividends paid on common stock	(139,503)	(134,734)	(127,466)
Net cash provided by (used in) financing activities	(310,910)	(211,627)	(314,096)
Increase (decrease) in cash	34,473	89,312	(12,355)
Cash at beginning of year	322,573	233,261	245,616
Cash at end of year	$357,046	$322,573	$233,261
Income tax payments (receipts), net	$34,975	$(3,254)	$(587)

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

The Parent has commitments to fund an additional $50.8 million relating to private equity investments over the next several years. The investments are made directly by the Parent and through non-bank subsidiaries.

At December 31, 2024, the fair value of the investment securities held by the Parent consisted of investments of $5.4 million in corporate bonds, $5.7 million in preferred and common stock with readily determinable fair values, and $7.0 million in equity securities that do not have readily determinable fair values. The Parent also holds 411,723 shares of Visa Class B-2 common stock, which are discussed in Note 3. During 2024, the Parent sold Visa Class A common stock resulting in proceeds of $176.6 million, also discussed in Note 3.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The Company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

Opinion on Internal Control Over Financial Reporting
We have audited Commerce Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Kansas City, Missouri
February 25, 2025

Item 9b.    OTHER INFORMATION
During the three months ended December 31, 2024, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9c.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4), (d)(5), and 408(b) of Regulation S-K regarding executive officers, directors, and corporate governance is included at the end of Part I of this Form 10-K under the caption “Information about the Company's Executive Officers” and under the captions “Proposal One - Nominee for Election to the 2027 Class of Directors", "Proposal Two - Nominees for Election to the 2028 Class of Directors”, "Corporate Governance Guidelines and Code of Ethics", “Delinquent Section 16(a) Reports”, “Audit and Risk Committee Report”, “Committees of the Board" and "Shareholder Proposals and Nominations" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2025, which is incorporated herein by reference.

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

The Company adopted a policy regarding insider trading that governs the purchase, sale, and other dispositions of the Company's securities by directors, officers, and employees of the Company, and by the Company itself, that is designed to promote awareness and compliance with insider trading laws, rules, regulations, and applicable Nasdaq listing standards. The Company's Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K regarding executive compensation is included under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation and Human Resources Committee Report”, and “Compensation and Human Resources Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2025, which is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by Items 201(d) and 403 of Regulation S-K is included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2025, which is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Nominee for Election to the 2027 Class of Directors", "Proposal Two - Nominees for Election to the 2028 Class of Directors”, “Corporate Governance - Director Independence”, and "Corporate Governance - Transactions with Related Persons" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2025, which is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG, LLP, Kansas City, Missouri, PCAOB Firm ID: 185

The information required by Item 9(e) of Schedule 14A is included under the captions “Pre-approval of Services by the External Independent Registered Public Accounting Firm” and “Fees Paid to KPMG LLP” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2025, which is incorporated herein by reference.

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

(2) By-Laws, as amended, were filed in current report on Form 8-K (Commission file number 1-36502) dated October 30, 2024, and the same are hereby incorporated by reference.

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

(2) Description of Commerce Bancshares, Inc. registered securities was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 22, 2024, and the same is hereby incorporated by reference.

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

(8) Commerce Bancshares, Inc. 2025 Compensatory Arrangements with CEO and Named Executive Officers were filed in current report on Form 8-K (Commission file number 1-36502) dated January 31, 2025, and the same is hereby incorporated by reference.

(9) Commerce Bancshares, Inc. Amended and Restated Equity Incentive Plan, amended and restated as of April 19, 2023, was filed in current report on Form 8-K (Commission file number 1-36502) dated April 25, 2023, and the same is hereby incorporated by reference.

(10) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

(11) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Employees other than Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

(12) Form of Notice of Grant of Award and Award Agreement for Stock Appreciation Rights, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

(13) Form of Notice of Grant of Award and Award Agreement for Restricted Stock, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 21, 2019, and the same is hereby incorporated by reference.

(14) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Executive Officers, pursuant to the Commerce Bancshares, Inc. Equity Incentive Plan.

(15) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Employees other than Executive Officers, pursuant to the Commerce Bancshares, Inc. Equity Incentive Plan.

(16) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for stock in lieu, pursuant to the Commerce Bancshares, Inc. Equity Incentive Plan.

(17) Form of Notice of Grant of Award and Award Agreement for Stock Appreciation Rights, pursuant to the Commerce Bancshares, Inc. Equity Incentive Plan.

19 — Insider Trading Policy

21 — Subsidiaries of the Registrant

23 — Consent of Independent Registered Public Accounting Firm

24 — Power of Attorney

31.1 — Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 — Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 — Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97 — Commerce Bancshares, Inc. Incentive Compensation Clawback Policy was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 22, 2024, and the same is hereby incorporated by reference.

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

104 — Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.    FORM 10-K SUMMARY
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 25th day of February 2025.

COMMERCE BANCSHARES, INC.

By:	/s/ MARGARET M. ROWE
Margaret M. Rowe
Vice President & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February 2025.

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