Form 10-Q
period 2025-03-31
COMMERCE BANCSHARES INC /MO/
filed 2025-05-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended March 31, 2025

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 2, 2025, the registrant had outstanding 133,427,562 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
	(In thousands)
ASSETS
Loans	$17,379,421	$17,220,103
Allowance for credit losses on loans	(167,031)	(162,742)
Net loans	17,212,390	17,057,361
Loans held for sale (including $2,702,000 and $2,981,000 of residential mortgage loans carried at fair value at March 31, 2025 and December 31, 2024, respectively)	2,890	3,242
Investment securities:
Available for sale debt, at fair value (amortized cost of $10,097,801,000 and $10,127,426,000 at
March 31, 2025 and December 31, 2024, respectively, and allowance for credit losses of $—
at both March 31, 2025 and December 31, 2024)	9,264,947	9,136,853
Trading debt	56,569	38,034
Equity	58,182	57,442
Other	221,370	230,051
Total investment securities	9,601,068	9,462,380
Federal funds sold	—	3,000
Securities purchased under agreements to resell	850,000	625,000
Interest earning deposits with banks	2,756,521	2,624,553
Cash and due from banks	517,332	748,357
Premises and equipment – net	476,921	475,275
Goodwill	146,539	146,539
Other intangible assets – net	13,441	13,632
Other assets	787,862	837,288
Total assets	$32,364,964	$31,996,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$7,518,243	$8,150,669
Savings, interest checking and money market	15,975,283	14,754,571
Certificates of deposit of less than $100,000	985,878	996,721
Certificates of deposit of $100,000 and over	1,362,393	1,391,683
Total deposits	25,841,797	25,293,644
Federal funds purchased and securities sold under agreements to repurchase	2,400,036	2,926,758
Other borrowings	17,743	56
Other liabilities	606,986	443,694
Total liabilities	28,866,562	28,664,152
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 190,000,000; issued 135,210,812 shares at both March 31, 2025 and December 31, 2024	676,054	676,054
Capital surplus	3,381,960	3,395,645
Retained earnings	140,220	45,494
Treasury stock of 1,353,720 shares at March 31, 2025
and 784,203 shares at December 31, 2024, at cost	(85,871)	(48,401)
Accumulated other comprehensive income (loss)	(634,576)	(758,911)
Total Commerce Bancshares, Inc. stockholders' equity	3,477,787	3,309,881
Non-controlling interest	20,615	22,594
Total equity	3,498,402	3,332,475
Total liabilities and equity	$32,364,964	$31,996,627
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2025	2024
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$254,194	$264,677
Interest and fees on loans held for sale	23	40
Interest on investment securities	76,452	65,928
Interest on federal funds sold	29	10
Interest on securities purchased under agreements to resell	7,418	1,634
Interest on deposits with banks	26,249	26,432
Total interest income	364,365	358,721
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	52,403	55,580
Certificates of deposit of less than $100,000	8,932	10,191
Certificates of deposit of $100,000 and over	13,319	18,096
Interest on federal funds purchased	1,384	4,419
Interest on securities sold under agreements to repurchase	19,224	21,438
Interest on other borrowings	1	(2)
Total interest expense	95,263	109,722
Net interest income	269,102	248,999
Provision for credit losses	14,487	4,787
Net interest income after credit losses	254,615	244,212
NON-INTEREST INCOME
Trust fees	56,592	51,105
Bank card transaction fees	45,593	46,930
Deposit account charges and other fees	26,622	24,151
Capital market fees	5,112	3,892
Consumer brokerage services	4,785	4,408
Loan fees and sales	3,404	3,141
Other	16,841	15,221
Total non-interest income	158,949	148,848
INVESTMENT SECURITIES GAINS (LOSSES), NET	(7,591)	(259)
NON-INTEREST EXPENSE
Salaries and employee benefits	153,078	151,801
Data processing and software	32,238	31,153
Net occupancy	14,020	13,574
Professional and other services	10,026	8,648
Marketing	5,843	4,036
Equipment	5,248	5,010
Supplies and communication	5,046	4,744
Deposit insurance	3,744	8,017
Other	9,133	18,714
Total non-interest expense	238,376	245,697
Income before income taxes	167,597	147,104
Less income taxes	36,964	31,652
Net income	130,633	115,452
Less non-controlling interest expense (income)	(959)	2,789
Net income attributable to Commerce Bancshares, Inc.	$131,592	$112,663
Net income per common share — basic	$.98	$.82
Net income per common share — diluted	$.98	$.82
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2025	2024
	(Unaudited)
Net income	$130,633	$115,452
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale debt securities	118,288	(20,401)
Change in pension loss	172	176
Unrealized gains (losses) on cash flow hedge derivatives	5,875	(19,390)
Other comprehensive income (loss), net of tax	124,335	(39,615)
Comprehensive income (loss)	254,968	75,837
Less non-controlling interest (income) expense	(959)	2,789
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$255,927	$73,048
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2025 and 2024

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2024	$676,054	$3,395,645	$45,494	$(48,401)	$(758,911)	$22,594	$3,332,475
Net income			131,592			(959)	130,633
Other comprehensive income (loss)					124,335		124,335
Distributions to non-controlling interest						(1,020)	(1,020)
Purchases of treasury stock				(55,579)			(55,579)
Issuance under stock purchase and equity compensation plans		(18,111)		18,109			(2)
Stock-based compensation		4,426					4,426
Cash dividends paid on common stock ($0.275 per share)			(36,866)				(36,866)
Balance March 31, 2025	$676,054	$3,381,960	$140,220	$(85,871)	$(634,576)	$20,615	$3,498,402
Balance December 31, 2023	$655,322	$3,162,622	$53,183	$(35,599)	$(891,412)	$20,114	$2,964,230
Net Income			112,663			2,789	115,452
Other comprehensive income (loss)					(39,615)		(39,615)
Distributions to non-controlling interest						(2,990)	(2,990)
Purchases of treasury stock				(42,314)			(42,314)
Issuance under stock purchase and equity compensation plans		(18,239)		18,239			—
Stock-based compensation		4,266					4,266
Cash dividends paid on common stock ($.257 per share)			(35,140)				(35,140)
Balance March 31, 2024	$655,322	$3,148,649	$130,706	$(59,674)	$(931,027)	$19,913	$2,963,889
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2025	2024
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$130,633	$115,452
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,487	4,787
Provision for depreciation and amortization	13,721	13,269
Amortization of investment security premiums, net	(3,724)	3,905
Investment securities (gains) losses, net (A)	7,591	259
Net (gains) losses on sales of loans held for sale	(515)	(328)
Originations of loans held for sale	(22,626)	(15,914)
Proceeds from sales of loans held for sale	23,357	18,007
Net (increase) decrease in trading debt securities, excluding unsettled transactions	(21,277)	(40,529)
Stock-based compensation	4,426	4,266
(Increase) decrease in interest receivable	5,149	561
Increase (decrease) in interest payable	5,432	(286)
Increase (decrease) in income taxes payable	35,134	28,750
Other changes, net	(53,184)	3,277
Net cash provided by (used in) operating activities	138,604	135,476
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	6,757	10,250
Proceeds from maturities/pay downs of investment securities (A)	542,456	571,764
Purchases of investment securities (A)	(514,579)	(155,475)
Net (increase) decrease in loans	(170,573)	(102,295)
Securities purchased under agreements to resell	(350,000)	(100,000)
Repayments of securities purchased under agreements to resell	125,000	325,000
Purchases of premises and equipment	(12,586)	(10,998)
Sales of premises and equipment	100	2,671
Net cash provided by (used in) investing activities	(373,425)	540,917
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	774,974	(571,329)
Net increase (decrease) in certificates of deposit	(40,133)	(412,170)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(526,722)	(403,239)
Net increase (decrease) in other borrowings	17,687	955
Purchases of treasury stock	(55,184)	(42,028)
Cash dividends paid on common stock and distributions to non-controlling interest	(37,886)	(35,140)
Other, net	(2)	—
Net cash provided by (used in) financing activities	132,734	(1,462,951)
Increase (decrease) in cash, cash equivalents and restricted cash	(102,087)	(786,558)
Cash, cash equivalents and restricted cash at beginning of year	3,375,992	2,687,283
Cash, cash equivalents and restricted cash at March 31	$3,273,905	$1,900,725
Income tax payments, net	$562	$1,029
Interest paid on deposits and borrowings	$89,831	$110,008
Loans transferred to foreclosed real estate	$449	$57
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $52 thousand at March 31, 2025. The Company had $71 thousand in restricted cash at March 31, 2024.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2024 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2025 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at March 31, 2025 and December 31, 2024 are as follows:

(In thousands)	March 31, 2025	December 31, 2024
Commercial:
Business	$6,239,276	$6,053,820
Real estate – construction and land	1,419,572	1,409,901
Real estate – business	3,628,635	3,661,218
Personal Banking:
Real estate – personal	3,047,809	3,058,195
Consumer	2,116,160	2,073,123
Revolving home equity	356,675	356,650
Consumer credit card	568,163	595,930
Overdrafts	3,131	11,266
Total loans	$17,379,421	$17,220,103

Accrued interest receivable totaled $66.2 million and $70.6 million at March 31, 2025 and December 31, 2024, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended March 31, 2025, the Company wrote-off accrued interest by reversing interest income of $112 thousand and $1.7 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the three months ended March 31, 2024, the Company reversed $94 thousand and $1.6 million in the Commercial and Personal Banking portfolios, respectively.

At March 31, 2025, loans of $3.3 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at March 31, 2025 and December 31, 2024 are discussed below.

Key Assumption	March 31, 2025	December 31, 2024

Overall economic forecast
•Economic uncertainty surged in first quarter of 2025 and will weigh on the economy
•The overall US effective tariff rate is expected to more than triple from March 31, 2025
•Federal worker layoffs cause slight increase in unemployment
•The US economy will continue to grow •Expansionary fiscal policy and less immigration cause the labor market to tighten, pushing the unemployment rate lower
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables
•Unemployment rate ranges from 4.2% to 4.4% during the supportable forecast period
•Real GDP growth ranges from 1.7% to 2.1%
•BBB corporate yield from 5.4% to 5.5%
•Housing Price Index from 331.1 to 338.4

•Unemployment rate ranges from 4.2% to 4.3% during the reasonable and supportable forecast period
•Real GDP growth ranges from 2.5% to 2.7%
•BBB corporate yield from 5.2% to 5.3%
•Housing Price Index from 324.8 to 335.4

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 7.0% to 23.5% for most loan pools •Consumer credit cards 66.5%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.9% to 23.1% for most loan pools •Consumer credit cards 66.5%
Qualitative factors
Added qualitative factors related to:
•Changes in the composition of the loan portfolios
•Certain industries experiencing stress or emerging concerns within the portfolio
•Loans downgraded to special mention, substandard, or non-accrual status
•Consumer auto portfolio loss expectation adjustment
•Other consumer portfolio loss expectation adjustment
•Certain portfolios where the model assumptions do not capture all identified loss risk

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

The current forecast includes projections on the impact of the tariffs the United States ("U.S.") administration announced and reduction in U.S. federal workers due to announced layoffs, while noting significant policy uncertainty.

Both trade policy uncertainty and fiscal policy uncertainty are not likely to resolve in the short term. Policy changes and the market's response to the changes could impact inflation, labor market trends, Federal Reserve monetary policy, business growth and consumer spending. Economic, political, and social developments regionally, nationally, and even globally could significantly modify economic projections used in the estimation of the allowance for credit losses.

Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating the allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types, and may have offsetting impacts to other changing variables and inputs.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments for the three months ended March 31, 2025 and 2024, respectively, follows:

	For the Three Months Ended March 31, 2025
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$106,769	$55,973	$162,742
Provision for credit losses on loans	354	14,741	15,095
Deductions:
Loans charged off	726	12,567	13,293
Less recoveries on loans	303	2,184	2,487
Net loan charge-offs (recoveries)	423	10,383	10,806
Balance March 31, 2025	$106,700	$60,331	$167,031
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$17,887	$1,048	$18,935
Provision for credit losses on unfunded lending commitments	(840)	232	(608)
Balance March 31, 2025	$17,047	$1,280	$18,327
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$123,747	$61,611	$185,358

	For the Three Months Ended March 31, 2024
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$108,201	$54,194	$162,395
Provision for credit losses on loans	(2,855)	9,802	6,947
Deductions:
Loans charged off	316	10,849	11,165
Less recoveries on loans	434	1,854	2,288
Net loan charge-offs (recoveries)	(118)	8,995	8,877
Balance March 31, 2024	$105,464	$55,001	$160,465
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$23,909	$1,337	$25,246
Provision for credit losses on unfunded lending commitments	(2,273)	113	(2,160)
Balance March 31, 2024	$21,636	$1,450	$23,086
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$127,100	$56,451	$183,551

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2025 and December 31, 2024.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2025
Commercial:
Business	$6,235,165	$2,386	$613	$1,112	$6,239,276
Real estate – construction and land	1,419,343	9	—	220	1,419,572
Real estate – business	3,610,277	10	43	18,305	3,628,635
Personal Banking:
Real estate – personal	3,017,240	22,556	7,024	989	3,047,809
Consumer	2,089,260	24,157	2,743	—	2,116,160
Revolving home equity	353,166	990	542	1,977	356,675
Consumer credit card	552,121	7,590	8,452	—	568,163
Overdrafts	2,874	257	—	—	3,131
Total	$17,279,446	$57,955	$19,417	$22,603	$17,379,421
December 31, 2024
Commercial:
Business	$6,051,654	$1,501	$564	$101	$6,053,820
Real estate – construction and land	1,409,681	—	—	220	1,409,901
Real estate – business	3,640,643	5,621	—	14,954	3,661,218
Personal Banking:
Real estate – personal	3,021,017	25,267	10,885	1,026	3,058,195
Consumer	2,029,115	40,398	3,610	—	2,073,123
Revolving home equity	351,056	2,798	819	1,977	356,650
Consumer credit card	579,670	7,622	8,638	—	595,930
Overdrafts	10,953	313	—	—	11,266
Total	$17,093,789	$83,520	$24,516	$18,278	$17,220,103

At March 31, 2025, the Company had $5.9 million in non-accrual loans that had no allowance for credit loss, compared to $2.0 million in non-accrual loans that had no allowance for credit loss at December 31, 2024. The Company did not record any interest income on non-accrual loans during the three months ended March 31, 2025 and 2024, respectively.

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

The risk category of loans in the Commercial portfolio as of March 31, 2025 and December 31, 2024 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2025
Business
Risk Rating:
Pass	$419,931	$1,273,288	$838,520	$565,125	$372,791	$457,180	$2,087,293	$6,014,128
Special mention	652	6,120	8,566	11,061	3,927	4,088	61,804	96,218
Substandard	—	2,064	6,349	18,432	11,245	9,148	80,580	127,818
Non-accrual	—	1	77	126	897	11	—	1,112
Total Business:	$420,583	$1,281,473	$853,512	$594,744	$388,860	$470,427	$2,229,677	$6,239,276
Gross write-offs for the three months ended March 31, 2025	$—	$—	$—	$—	$—	$—	$326	$326
Real estate-construction
Risk Rating:
Pass	$99,421	$358,930	$487,381	$402,951	$22,518	$3,742	$28,632	$1,403,575
Special mention	—	—	—	12,953	—	—	—	12,953
Substandard	—	236	2,588	—	—	—	—	2,824
Non-accrual	—	220	—	—	—	—	—	220
Total Real estate-construction:	$99,421	$359,386	$489,969	$415,904	$22,518	$3,742	$28,632	$1,419,572
Gross write-offs for the three months ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Real estate-business
Risk Rating:
Pass	$152,673	$714,302	$537,158	$739,443	$443,965	$669,762	$154,304	$3,411,607
Special mention	489	15,125	9,404	14,060	934	2,701	—	42,713
Substandard	—	1,267	37,134	28,600	15,380	66,650	6,979	156,010
Non-accrual	—	—	2,917	292	429	14,667	—	18,305
Total Real estate-business:	$153,162	$730,694	$586,613	$782,395	$460,708	$753,780	$161,283	$3,628,635
Gross write-offs for the three months ended March 31, 2025	$—	$—	$400	$—	$—	$—	$—	$400
Commercial loans
Risk Rating:
Pass	$672,025	$2,346,520	$1,863,059	$1,707,519	$839,274	$1,130,684	$2,270,229	$10,829,310
Special mention	1,141	21,245	17,970	38,074	4,861	6,789	61,804	151,884
Substandard	—	3,567	46,071	47,032	26,625	75,798	87,559	286,652
Non-accrual	—	221	2,994	418	1,326	14,678	—	19,637
Total Commercial loans:	$673,166	$2,371,553	$1,930,094	$1,793,043	$872,086	$1,227,949	$2,419,592	$11,287,483
Gross write-offs for the three months ended March 31, 2025	$—	$—	$400	$—	$—	$—	$326	$726

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
Business
Risk Rating:
Pass	$1,505,299	$956,449	$596,681	$405,669	$148,483	$350,106	$1,887,596	$5,850,283
Special mention	13,576	7,978	8,941	4,155	263	2,065	34,997	71,975
Substandard	2,218	5,596	19,145	5,069	928	10,086	88,419	131,461
Non-accrual	1	47	1	—	—	52	—	101
Total Business:	$1,521,094	$970,070	$624,768	$414,893	$149,674	$362,309	$2,011,012	$6,053,820
Gross write-offs for the year ended December 31, 2024	$200	$275	$40	$53	$—	$18	$1,387	$1,973
Real estate-construction
Risk Rating:
Pass	$419,562	$442,720	$451,606	$53,462	$3,143	$2,450	$34,075	$1,407,018
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2,663	—	—	—	—	—	2,663
Non-accrual	220	—	—	—	—	—	—	220
Total Real estate-construction:	$419,782	$445,383	$451,606	$53,462	$3,143	$2,450	$34,075	$1,409,901
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Real estate- business
Risk Rating:
Pass	$755,498	$604,936	$753,023	$448,041	$363,717	$368,350	$129,868	$3,423,433
Special mention	324	—	12,383	12,524	1,643	298	—	27,172
Substandard	1,280	23,420	36,657	18,429	4,416	104,382	7,075	195,659
Non-accrual	—	—	170	—	14,668	116	—	14,954
Total Real-estate business:	$757,102	$628,356	$802,233	$478,994	$384,444	$473,146	$136,943	$3,661,218
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$62	$—	$62
Commercial loans
Risk Rating:
Pass	$2,680,359	$2,004,105	$1,801,310	$907,172	$515,343	$720,906	$2,051,539	$10,680,734
Special mention	13,900	7,978	21,324	16,679	1,906	2,363	34,997	99,147
Substandard	3,498	31,679	55,802	23,498	5,344	114,468	95,494	329,783
Non-accrual	221	47	171	—	14,668	168	—	15,275
Total Commercial loans:	$2,697,978	$2,043,809	$1,878,607	$947,349	$537,261	$837,905	$2,182,030	$11,124,939
Gross write-offs for the year ended December 31, 2024	$200	$275	$40	$53	$—	$80	$1,387	$2,035

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of March 31, 2025 and December 31, 2024 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2025
Real estate-personal
Current to 90 days past due	$75,510	$370,737	$377,835	$397,730	$474,009	$1,335,077	$8,898	$3,039,796
Over 90 days past due	—	195	643	682	1,383	4,121	—	7,024
Non-accrual	—	—	7	—	107	875	—	989
Total Real estate-personal:	$75,510	$370,932	$378,485	$398,412	$475,499	$1,340,073	$8,898	$3,047,809
Gross write-offs for the three months ended March 31, 2025	$—	$—	$45	$35	$—	$—	$—	$80
Consumer
Current to 90 days past due	$139,297	$362,193	$339,427	$202,952	$137,489	$104,513	$827,546	$2,113,417
Over 90 days past due	—	263	303	285	107	293	1,492	2,743
Total Consumer:	$139,297	$362,456	$339,730	$203,237	$137,596	$104,806	$829,038	$2,116,160
Gross write-offs for the three months ended March 31, 2025	$—	$1,139	$912	$663	$265	$140	$511	$3,630
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$354,156	$354,156
Over 90 days past due	—	—	—	—	—	—	542	542
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$356,675	$356,675
Gross write-offs for the three months ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$559,711	$559,711
Over 90 days past due	—	—	—	—	—	—	8,452	8,452
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$568,163	$568,163
Gross write-offs for the three months ended March 31, 2025	$—	$—	$—	$—	$—	$—	$8,171	$8,171
Overdrafts
Current to 90 days past due	$3,131	$—	$—	$—	$—	$—	$—	$3,131
Total Overdrafts:	$3,131	$—	$—	$—	$—	$—	$—	$3,131
Gross write-offs for the three months ended March 31, 2025	$686	$—	$—	$—	$—	$—	$—	$686
Personal banking loans
Current to 90 days past due	$217,938	$732,930	$717,262	$600,682	$611,498	$1,439,590	$1,750,311	$6,070,211
Over 90 days past due	—	458	946	967	1,490	4,414	10,486	18,761
Non-accrual	—	—	7	—	107	875	1,977	2,966
Total Personal banking loans:	$217,938	$733,388	$718,215	$601,649	$613,095	$1,444,879	$1,762,774	$6,091,938
Gross write-offs for the three months ended March 31, 2025	$686	$1,139	$957	$698	$265	$140	$8,682	$12,567

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
Real estate-personal
Current to 90 days past due	$387,119	$387,486	$404,680	$482,733	$637,115	$736,217	$10,934	$3,046,284
Over 90 days past due	665	892	1,431	1,890	3,180	2,827	—	10,885
Non-accrual	—	8	—	108	—	910	—	1,026
Total Real estate-personal:	$387,784	$388,386	$406,111	$484,731	$640,295	$739,954	$10,934	$3,058,195
Gross write-offs for the year ended December 31, 2024	$—	$82	$115	$83	$—	$22	$—	$302
Consumer
Current to 90 days past due	$418,902	$369,855	$228,189	$165,030	$72,314	$49,890	$765,333	$2,069,513
Over 90 days past due	465	584	406	213	47	367	1,528	3,610
Total Consumer:	$419,367	$370,439	$228,595	$165,243	$72,361	$50,257	$766,861	$2,073,123
Gross write-offs for the year ended December 31, 2024	$1,438	$3,109	$2,859	$1,308	$540	$255	$2,309	$11,818
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$353,854	$353,854
Over 90 days past due	—	—	—	—	—	—	819	819
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$356,650	$356,650
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$587,292	$587,292
Over 90 days past due	—	—	—	—	—	—	8,638	8,638
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$595,930	$595,930
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$30,427	$30,427
Overdrafts
Current to 90 days past due	$11,266	$—	$—	$—	$—	$—	$—	$11,266
Total Overdrafts:	$11,266	$—	$—	$—	$—	$—	$—	$11,266
Gross write-offs for the year ended December 31, 2024	$2,689	$—	$—	$—	$—	$—	$—	$2,689
Personal banking loans
Current to 90 days past due	$817,287	$757,341	$632,869	$647,763	$709,429	$786,107	$1,717,413	$6,068,209
Over 90 days past due	1,130	1,476	1,837	2,103	3,227	3,194	10,985	23,952
Non-accrual	—	8	—	108	—	910	1,977	3,003
Total Personal banking loans:	$818,417	$758,825	$634,706	$649,974	$712,656	$790,211	$1,730,375	$6,095,164
Gross write-offs for the year ended December 31, 2024	$4,127	$3,191	$2,974	$1,391	$540	$277	$32,736	$45,236

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2025 and December 31, 2024.

(In thousands)	Business Assets	Real Estate	Total
March 31, 2025
Commercial:
Business	$1,023	$—	$1,023
Real estate - business	—	17,585	17,585
Personal Banking:
Revolving home equity	—	1,977	1,977
Total	$1,023	$19,562	$20,585
December 31, 2024
Commercial:
Real estate - business	$—	$14,667	$14,667
Personal Banking:
Revolving home equity	—	1,977	1,977
Total	$—	$16,644	$16,644

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

The following tables present the amortized cost at March 31, 2025 of loans that were modified during the three months ended March 31, 2025 and the amortized cost of at March 31, 2024 of loans that were modified during the three months ended March 31, 2024.

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Total Loan Category
March 31, 2025
Commercial:
Business	$54,539	$—	$—	$54,539	0.9%
Real estate – business	76,958	—	—	76,958	2.1
Personal Banking:
Real estate – personal	—	3,884	—	3,884	0.1
Consumer	—	—	67	67	—
Consumer credit card	—	—	880	880	0.2
Total	$131,497	$3,884	$947	$136,328	0.8%

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Total Loan Category
March 31, 2024
Commercial:
Business	$11,648	$—	$—	$11,648	0.2%
Real estate – business	17,004	—	—	17,004	0.5
Personal Banking:
Real estate – personal	526	2,706	—	3,232	0.1
Consumer	—	—	31	31	—
Consumer credit card	—	—	945	945	0.2
Total	$29,178	$2,706	$976	$32,860	0.2%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three months ended March 31, 2025 and March 31, 2024.

Term Extension
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Commercial:
Business	Extended maturity by a weighted average of 7 months.	Extended maturity by a weighted average of 6 months.
Real estate – business	Extended maturity by a weighted average of 18 months.	Extended maturity by a weighted average of 8 months.
Personal Banking:
Real estate – personal	-	Extended maturity by a weighted average of 6 months.

Payment Delay
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 16 years.	Deferred certain payments by a weighted average of 8 years.

Interest Rate Reduction
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Personal Banking:
Consumer	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 23% to 6%.
Consumer credit card	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 23% to 6%.

The Company had commitments of $11.8 million and $14.9 million at March 31, 2025 and December 31, 2024, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at March 31, 2025 of loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2025 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at March 31, 2024 of loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2024 and had been modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
March 31, 2025
Commercial:
Real estate – business	$14,667	$—	$—	$—	$14,667
Personal Banking:
Real estate – personal	—	1,762	—	—	1,762
Consumer	—	—	33	—	33
Consumer credit card	—	—	218	—	218
Total	$14,667	$1,762	$251	$—	$16,680

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
March 31, 2024
Personal Banking:
Real estate – personal	$—	$1,138	$—	$—	$1,138
Consumer	—	—	14	—	14
Consumer credit card	—	—	260	61	321
Total	$—	$1,138	$274	$61	$1,473

The following tables present the amortized cost basis at March 31, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months as well as the amortized cost basis at March 31, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the 12 months preceding March 31, 2024.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
March 31, 2025
Commercial:
Business	$89,831	$44	$—	$89,875
Real estate – business	124,311	124	14,667	139,102
Personal Banking:
Real estate – personal	7,008	2,762	1,763	11,533
Consumer	852	17	33	902
Consumer credit card	2,418	445	218	3,081
Total	$224,420	$3,392	$16,681	$244,493

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
March 31, 2024
Commercial:
Business	$25,544	$—	$—	$25,544
Real estate – business	93,924	—	—	93,924
Personal Banking:
Real estate – personal	3,556	1,136	1,761	6,453
Consumer	150	17	14	181
Consumer credit card	2,107	513	296	2,916
Total	$125,281	$1,666	$2,071	$129,018

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At March 31, 2025, the fair value of these loans was $2.7 million, and the unpaid principal balance was $2.7 million.

At March 31, 2025, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $642 thousand and $343 thousand at March 31, 2025 and December 31, 2024, respectively, and included in those amounts were $642 thousand and $343 thousand at March 31, 2025 and December 31, 2024, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $2.3 million and $2.2 million at March 31, 2025 and December 31, 2024. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at March 31, 2025 and December 31, 2024.

(In thousands)	March 31, 2025	December 31, 2024
Available for sale debt securities	$9,264,947	$9,136,853
Trading debt securities	56,569	38,034
Equity securities:
Readily determinable fair value	48,951	48,359
No readily determinable fair value	9,231	9,083
Other:
Federal Reserve Bank stock	35,638	35,545
Federal Home Loan Bank stock	10,114	10,120
Private equity investments	175,618	184,386
Total investment securities (1)	$9,601,068	$9,462,380
(1)Accrued interest receivable totaled $33.3 million and $35.0 million at March 31, 2025 and December 31, 2024, respectively, and was included within other assets on the consolidated balance sheets.

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

There were no significant changes in equity investments with no readily determinable fair value for the three months ended March 31, 2025 and March 31, 2024. Additionally, there were no significant gains or losses in the Company's equity securities portfolio during the three months ended March 31, 2025 and March 31, 2024.

Available for sale debt securities portfolio
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of March 31, 2025 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$437,727	$438,583
After 1 but within 5 years	1,449,802	1,451,299
After 5 but within 10 years	738,986	736,753
Total U.S. government and federal agency obligations	2,626,515	2,626,635
Government-sponsored enterprise obligations:
After 5 but within 10 years	35,221	30,150
After 10 years	19,820	13,906
Total government-sponsored enterprise obligations	55,041	44,056
State and municipal obligations:
Within 1 year	69,962	69,275
After 1 but within 5 years	400,964	376,308
After 5 but within 10 years	205,286	179,376
After 10 years	113,367	96,228
Total state and municipal obligations	789,579	721,187
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,098,966	3,430,566
Non-agency mortgage-backed securities	614,798	566,126
Asset-backed securities	1,652,018	1,625,282
Total mortgage and asset-backed securities	6,365,782	5,621,974
Other debt securities:
Within 1 year	64,955	64,330
After 1 but within 5 years	68,308	63,659
After 5 but within 10 years	102,874	98,777
After 10 years	24,747	24,329
Total other debt securities	260,884	251,095
Total available for sale debt securities	$10,097,801	$9,264,947

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $410.5 million, at fair value, at March 31, 2025. Interest earned on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At March 31, 2025, the fair value of securities on this watch list was $1.2 billion compared to $1.6 billion at December 31, 2024. Almost all of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the increase in interest rates since their purchase and were analyzed outside of the cash flow model. At March 31, 2025, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of March 31, 2025, the Company did not identify any securities for which a credit loss exists, and for the three months ended March 31, 2025 and 2024, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at March 31, 2025 and December 31, 2024. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At March 31, 2025, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
U.S. government and federal agency obligations	$764,764	$8,128	$289,771	$8,437	$1,054,535	$16,565
Government-sponsored enterprise obligations	—	—	44,056	10,985	44,056	10,985
State and municipal obligations	14,633	368	701,240	68,024	715,873	68,392
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,920	13	3,382,090	668,998	3,385,010	669,011
Non-agency mortgage-backed securities	38,677	169	512,713	48,799	551,390	48,968
Asset-backed securities	193,670	1,499	792,889	29,393	986,559	30,892
Total mortgage and asset-backed securities	235,267	1,681	4,687,692	747,190	4,922,959	748,871
Other debt securities	37,211	128	161,965	10,338	199,176	10,466
Total	$1,051,875	$10,305	$5,884,724	$844,974	$6,936,599	$855,279
December 31, 2024
U.S. government and federal agency obligations	$1,492,875	$24,662	$353,129	$17,197	$1,846,004	$41,859
Government-sponsored enterprise obligations	—	—	42,848	12,576	42,848	12,576
State and municipal obligations	14,860	230	724,587	79,685	739,447	79,915
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,882	42	3,409,405	750,664	3,413,287	750,706
Non-agency mortgage-backed securities	10	—	564,637	56,986	564,647	56,986
Asset-backed securities	219,414	2,371	1,083,938	36,824	1,303,352	39,195
Total mortgage and asset-backed securities	223,306	2,413	5,057,980	844,474	5,281,286	846,887
Other debt securities	26,390	579	198,936	12,718	225,326	13,297
Total	$1,757,431	$27,884	$6,377,480	$966,650	$8,134,911	$994,534

The entire available for sale debt portfolio included $6.9 billion of securities that were in a loss position at March 31, 2025, compared to $8.1 billion at December 31, 2024.  The total amount of unrealized loss on these securities was $855.3 million at March 31, 2025, a decrease of $139.3 million compared to the unrealized loss at December 31, 2024.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at March 31, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
U.S. government and federal agency obligations	$2,626,515	$16,685	$(16,565)	$—	$2,626,635
Government-sponsored enterprise obligations	55,041	—	(10,985)	—	44,056
State and municipal obligations	789,579	—	(68,392)	—	721,187
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,098,966	611	(669,011)	—	3,430,566
Non-agency mortgage-backed securities	614,798	296	(48,968)	—	566,126
Asset-backed securities	1,652,018	4,156	(30,892)	—	1,625,282
Total mortgage and asset-backed securities	6,365,782	5,063	(748,871)	—	5,621,974
Other debt securities	260,884	677	(10,466)	—	251,095
Total	$10,097,801	$22,425	$(855,279)	$—	$9,264,947
December 31, 2024
U.S. government and federal agency obligations	$2,594,130	$2,981	$(41,859)	$—	$2,555,252
Government-sponsored enterprise obligations	55,425	—	(12,576)	—	42,849
State and municipal obligations	822,790	16	(79,915)	—	742,891
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,195,182	415	(750,706)	—	3,444,891
Non-agency mortgage-backed securities	625,539	136	(56,986)	—	568,689
Asset-backed securities	1,595,797	413	(39,195)	—	1,557,015
Total mortgage and asset-backed securities	6,416,518	964	(846,887)	—	5,570,595
Other debt securities	238,563	—	(13,297)	—	225,266
Total	$10,127,426	$3,961	$(994,534)	$—	$9,136,853

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2025	2024
Proceeds from sales of securities:
Available for sale debt securities	$—	$25,494
Other investments	6,757	10,250
Total proceeds	$6,757	$35,744

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$4	$—
Losses realized on sales	—	(8,470)
Equity securities:
Gains (losses) on equity securities, net	(97)	142
Other:
Gains realized on sales	1,071	969
Losses realized on sales	(44)	—
Fair value adjustments, net	(8,525)	7,100
Total investment securities gains (losses), net	$(7,591)	$(259)

Net losses on investment securities for the three months ended March 31, 2025 were mainly comprised of net losses in fair value of $8.5 million recorded on private equity investments and net losses in fair value of $97 thousand of on equity investments. These losses were partially offset by net gains of $1.0 million on sales of private equity securities.

Pledged securities
At March 31, 2025, securities totaling $6.3 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $6.9 billion at December 31, 2024. Excluding obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2025				December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(5,325)	$—	$225	$5,550	$(5,286)	$—	$264
Mortgage servicing rights	13,636	(4,020)	—	9,616	13,673	(3,905)	—	9,768
Total	$19,186	$(9,345)	$—	$9,841	$19,223	$(9,191)	$—	$10,032

Aggregate amortization expense on intangible assets was $338 thousand and $331 thousand for the three month periods ended March 31, 2025 and 2024, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2025. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2025	$1,258
2026	1,101
2027	951
2028	824
2029	741

Changes in the carrying amount of goodwill and other intangible assets for the three month period ended March 31, 2025 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2025	$146,539	$3,600	$264	$9,768
Originations, net of disposals	—	—	—	147
Amortization	—	—	(39)	(299)
Balance March 31, 2025	$146,539	$3,600	$225	$9,616

Goodwill allocated to the Company’s operating segments at March 31, 2025 and December 31, 2024 is shown below.

(In thousands)	March 31, 2025	December 31, 2024
Consumer segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	746	746
Total goodwill	$146,539	$146,539

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2025, that net liability was $4.4 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $632.9 million at March 31, 2025.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2025, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 to 15 years. At March 31, 2025, the fair value of the Company's guarantee liabilities for RPAs was $79 thousand, and the notional amount of the underlying swaps was $318.8 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

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

The following table provides the components of lease income.

	For the Three Months Ended March 31
(in thousands)	2025	2024
Direct financing and sales-type leases	$9,843	$9,012
Operating leases(a)	4,297	4,132
Total lease income	$14,140	$13,144
(a) Includes rent from Tower Properties Company, a related party, of $0 and $19 thousand for the three month periods ended March 31, 2025 and March 31, 2024, respectively. Tower Properties Company was no longer a lessee of the Company as of January 1, 2025.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2025	2024
Service cost	$136	$97
Interest cost on projected benefit obligation	1,073	1,112
Expected return on plan assets	(980)	(1,019)
Amortization of prior service cost	—	(45)
Amortization of unrecognized net loss (gain)	229	280
Net periodic pension cost	$458	$425

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first three months of 2025, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2025	2024
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$131,592	$112,663
Less income allocated to nonvested restricted stock	1,259	1,044
Net income allocated to common stock	$130,333	$111,619
Weighted average common shares outstanding	132,917	135,494
Basic income per common share	$.98	$.82
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$131,592	$112,663
Less income allocated to nonvested restricted stock	1,258	1,043
Net income allocated to common stock	$130,334	$111,620
Weighted average common shares outstanding	132,917	135,494
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	155	151
Weighted average diluted common shares outstanding	133,072	135,645
Diluted income per common share	$.98	$.82

Unexercised stock appreciation rights of 159 thousand and 371 thousand for the three month periods ended March 31, 2025 and 2024, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2024.

9. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. Information about unrealized gains and losses on securities can be found in Note 3, and information about unrealized gains and losses on cash flow hedge derivatives is located in Note 11.

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2025	$(742,926)	$(12,059)	$(3,926)	$(758,911)
Other comprehensive income (loss) before reclassifications to current earnings	157,722	—	10,366	168,088
Amounts reclassified to current earnings from accumulated other comprehensive income	(4)	229	(2,533)	(2,308)
Current period other comprehensive income (loss), before tax	157,718	229	7,833	165,780
Income tax (expense) benefit	(39,430)	(57)	(1,958)	(41,445)
Current period other comprehensive income (loss), net of tax	118,288	172	5,875	124,335
Balance March 31, 2025	$(624,638)	$(11,887)	$1,949	$(634,576)
Balance January 1, 2024	$(915,001)	$(13,596)	$37,185	$(891,412)
Other comprehensive income (loss) before reclassifications to current earnings	(35,671)	—	(22,865)	(58,536)
Amounts reclassified to current earnings from accumulated other comprehensive income	8,469	235	(2,989)	5,715
Current period other comprehensive income (loss), before tax	(27,202)	235	(25,854)	(52,821)
Income tax (expense) benefit	6,801	(59)	6,464	13,206
Current period other comprehensive income (loss), net of tax	(20,401)	176	(19,390)	(39,615)
Balance March 31, 2024	$(935,402)	$(13,420)	$17,795	$(931,027)
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

(In thousands)	Consumer	Commercial	Wealth	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2025
Net interest income	$125,385	$133,115	$22,159	$(11,557)	$269,102
Provision for credit losses	(10,250)	(532)	—	(3,705)	(14,487)
Non-interest income	23,987	69,599	64,039	1,324	158,949
Investment securities gains (losses), net	—	—	—	(7,591)	(7,591)
Non-interest expense	(83,805)	(103,244)	(41,279)	(10,048)	(238,376)
Income before income taxes	$55,317	$98,938	$44,919	$(31,577)	$167,597
Three Months Ended March 31, 2024
Net interest income	$128,157	$126,687	$23,198	$(29,043)	$248,999
Provision for loan losses	(8,888)	(41)	1	4,141	(4,787)
Non-interest income	24,335	63,802	58,399	2,312	148,848
Investment securities gains (losses), net	—	—	—	(259)	(259)
Non-interest expense	(80,717)	(100,356)	(39,551)	(25,073)	(245,697)
Income before income taxes	$62,887	$90,092	$42,047	$(47,922)	$147,104

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

(In thousands)	March 31, 2025	December 31, 2024
Interest rate swaps	$1,966,263	$2,065,400
Interest rate floors	2,000,000	2,000,000
Interest rate caps	58,060	37,488
Credit risk participation agreements	493,988	503,196
Foreign exchange contracts	14,849	16,978
Mortgage loan commitments	4,705	3,060
Mortgage loan forward sale contracts	476	1,759
Forward TBA contracts	5,000	3,500
Total notional amount	$4,543,341	$4,631,381

Interest rate swap contracts are sold to commercial customers who wish to modify their interest rate sensitivity. The customers are engaged in a variety of businesses, including real estate, manufacturing, retail product distribution, education, and retirement communities. These interest rate swap contracts with customers are offset by matching interest rate swap contracts purchased by the Company from other financial institutions (dealers). Contracts with dealers that require central clearing are novated to a clearing agency who becomes the Company's counterparty. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings.

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

As of March 31, 2025, the Company held four interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.0 billion and are forward-starting. Each of the four interest rate floors has a six-year term and a notional amount of $500.0 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031

The premium paid for the floors totaled $90.2 million. At March 31, 2025, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 6.3 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of March 31, 2025, net deferred losses on the interest rate floors totaled $21.4 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of March 31, 2025, it is expected that $11.5 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of March 31, 2025, the total realized gains on the monetized cash flow hedges remaining in AOCI was $24.0 million (pre-tax), which will be reclassified into interest income over the next 1.7 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at March 31, 2025 that is expected to be reclassified into income within the next 12 months is $18.4 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis on its consolidated balance sheets, and these are reported in other assets and other liabilities. In prior years, certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swap. There was no reduction to positive or negative fair values of cleared swaps at March 31, 2025 and December 31, 2024.

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2025	Dec. 31, 2024
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$45,910	$35,544	$—	$—
Total derivatives designated as hedging instruments	$45,910	$35,544	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$22,993	$26,759	$(22,993)	$(26,759)
Interest rate caps	17	44	(17)	(44)
Credit risk participation agreements	48	35	(79)	(58)
Foreign exchange contracts	263	179	(217)	(101)
Mortgage loan commitments	102	58	—	—
Mortgage loan forward sale contracts	4	14	—	—
Forward TBA contracts	2	15	(6)	(1)
Total derivatives not designated as hedging instruments	$23,429	$27,104	$(23,312)	$(26,963)
Total	$69,339	$62,648	$(23,312)	$(26,963)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended March 31, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$10,366	$647	$9,719	Interest and fees on loans	$2,533	$6,697	$(4,164)
Total	$10,366	$647	$9,719	Total	$2,533	$6,697	$(4,164)
For the Three Months Ended March 31, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$(22,865)	$(9,977)	$(12,888)	Interest and fees on loans	$2,989	$7,199	$(4,210)
Total	$(22,865)	$(9,977)	$(12,888)	Total	$2,989	$7,199	$(4,210)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2025	2024
Derivative instruments:
Interest rate swaps	Other non-interest income	$105	$126
Credit risk participation agreements	Other non-interest income	(8)	26
Foreign exchange contracts	Other non-interest income	(32)	38
Mortgage loan commitments	Loan fees and sales	44	15
Mortgage loan forward sale contracts	Loan fees and sales	(10)	(8)
Forward TBA contracts	Loan fees and sales	(65)	6
Total		$34	$203

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
March 31, 2025
Assets:
Derivatives subject to master netting agreements	$69,099	$—	$69,099	$(7,796)	$(51,921)	$9,382
Derivatives not subject to master netting agreements	240	—	240
Total derivatives	$69,339	$—	$69,339
Liabilities:
Derivatives subject to master netting agreements	$23,041	$—	$23,041	$(7,796)	$—	$15,245
Derivatives not subject to master netting agreements	271	—	271
Total derivatives	$23,312	$—	$23,312
December 31, 2024
Assets:
Derivatives subject to master netting agreements	$62,437	$—	$62,437	$(3,780)	$(54,620)	$4,037
Derivatives not subject to master netting agreements	211	—	211
Total derivatives	$62,648	$—	$62,648
Liabilities:
Derivatives subject to master netting agreements	$26,848	$—	$26,848	$(3,780)	$—	$23,068
Derivatives not subject to master netting agreements	115	—	115
Total derivatives	$26,963	$—	$26,963

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
March 31, 2025
Total resale agreements, subject to master netting arrangements	$850,000	$—	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,267,666	—	2,267,666	—	(2,267,666)	—
December 31, 2024
Total resale agreements, subject to master netting arrangements	$625,000	$—	$625,000	$—	$(625,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,803,043	—	2,803,043	—	(2,803,043)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2025 and December 31, 2024, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2025
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$420,128	$—	$—	$420,128
Government-sponsored enterprise obligations	10,526	—	—	10,526
Agency mortgage-backed securities	1,322,624	4,350	30,000	1,356,974
Non-agency mortgage-backed securities	37,649	—	—	37,649
Asset-backed securities	323,769	18,227	31,131	373,127
Other debt securities	69,262	—	—	69,262
Total repurchase agreements, gross amount recognized	$2,183,958	$22,577	$61,131	$2,267,666
December 31, 2024
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$518,937	$—	$—	$518,937
Government-sponsored enterprise obligations	9,969	—	—	9,969
Agency mortgage-backed securities	1,641,156	9,600	22,250	1,673,006
Non-agency mortgage-backed securities	24,273	—	—	24,273
Asset-backed securities	462,841	30,623	18,227	511,691
Other debt securities	65,167	—	—	65,167
Total repurchase agreements, gross amount recognized	$2,722,343	$40,223	$40,477	$2,803,043

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $4.4 million and $4.3 million in the three months ended March 31, 2025 and 2024, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2025, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	1,252,653	$55.41
Granted	278,551	65.42
Vested	(224,481)	55.56
Forfeited	(11,380)	54.84
Nonvested at March 31, 2025	1,295,343	$57.55

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

Weighted per share average fair value at grant date	$19.72
Assumptions:
Dividend yield	1.7%
Volatility	29.6%
Risk-free interest rate	4.1%
Expected term	6.0 years

A summary of SAR activity during the first three months of 2025 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	841,962	$48.90
Granted	38,770	64.93
Forfeited	(384)	56.67
Expired	(530)	49.03
Exercised	(42,981)	37.78
Outstanding at March 31, 2025	836,837	$50.21	5.4 years	$10,164

14. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the three months ended March 31, 2025, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended March 31
(In thousands)	2025	2024
Trust fees	$56,592	$51,105
Bank card transaction fees	45,593	46,930
Deposit account charges and other fees	26,622	24,151
Consumer brokerage services	4,785	4,408
Other non-interest income	14,391	10,516
Total non-interest income from contracts with customers	147,983	137,110
Other non-interest income (1)	10,966	11,738
Total non-interest income	$158,949	$148,848
(1) This revenue is not within the scope of ASC 606, and includes fees relating to bond trading activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all of debit and credit card fees are earned in the Consumer segment, while corporate card and merchant fees are earned in the Commercial segment. The Consumer and Commercial segments contributed approximately 28% and 72%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income were earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the three month periods ended March 31, 2025 and 2024 for the Company’s significant revenue from contracts with customers.

(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Bank card transaction fees	$14,538	$17,754	$15,673	$18,069
Trust fees	1,787	2,165	2,506	1,764
Deposit account charges and other fees	7,549	7,897	6,156	6,588
Consumer brokerage services	—	—	—	8

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
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2024 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the March 31, 2025 and December 31, 2024 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2025 or the year ended December 31, 2024.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Assets:
Residential mortgage loans held for sale	$2,702	$—	$2,702	$—
Available for sale debt securities:
U.S. government and federal agency obligations	2,626,635	2,626,635	—	—
Government-sponsored enterprise obligations	44,056	—	44,056	—
State and municipal obligations	721,187	—	720,240	947
Agency mortgage-backed securities	3,430,566	—	3,430,566	—
Non-agency mortgage-backed securities	566,126	—	566,126	—
Asset-backed securities	1,625,282	—	1,625,282	—
Other debt securities	251,095	—	251,095	—
Trading debt securities	56,569	10,325	46,244	—
Equity securities	48,951	48,951	—	—
Private equity investments	175,618	—	—	175,618
Derivatives *	69,339	—	69,189	150
Assets held in trust for deferred compensation plan	20,873	20,873	—	—
Total assets	9,638,999	2,706,784	6,755,500	176,715
Liabilities:
Derivatives *	23,312	—	23,233	79
Liabilities held in trust for deferred compensation plan	20,873	20,873	—	—
Total liabilities	$44,185	$20,873	$23,233	$79
December 31, 2024
Assets:
Residential mortgage loans held for sale	$2,981	$—	$2,981	$—
Available for sale debt securities:
U.S. government and federal agency obligations	2,555,252	2,555,252	—	—
Government-sponsored enterprise obligations	42,849	—	42,849	—
State and municipal obligations	742,891	—	741,927	964
Agency mortgage-backed securities	3,444,891	—	3,444,891	—
Non-agency mortgage-backed securities	568,689	—	568,689	—
Asset-backed securities	1,557,015	—	1,557,015	—
Other debt securities	225,266	—	225,266	—
Trading debt securities	38,034	10,219	27,815	—
Equity securities	48,359	48,359	—	—
Private equity investments	184,386	—	—	184,386
Derivatives *	62,648	—	62,555	93
Assets held in trust for deferred compensation plan	21,849	21,849	—	—
Total assets	9,495,110	2,635,679	6,673,988	185,443
Liabilities:
Derivatives *	26,963	—	26,905	58
Liabilities held in trust for deferred compensation plan	21,849	21,849	—	—
Total liabilities	$48,812	$21,849	$26,905	$58
* The fair value of each class of derivative is shown in Note 11.

The changes in the Company's Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended March 31, 2025
Balance January 1, 2025	$964	$184,386	$185,350
Total gains (losses) realized/unrealized:
Included in earnings	—	(8,525)	(8,525)
Included in other comprehensive income *	(18)	—	(18)
Discount accretion	1	—	1
Purchases of private equity investments	—	5,698	5,698
Sale/pay down of private equity investments	—	(5,958)	(5,958)
Capitalized interest/dividends	—	17	17
Balance at March 31, 2025	$947	$175,618	$176,565
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2025	$—	$(8,525)	$(8,525)
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2025	$(18)	$—	$(18)
For the three months ended March 31, 2024
Balance January 1, 2024	$947	$176,667	$177,614
Total gains (losses) realized/unrealized:
Included in earnings	—	7,100	7,100
Included in other comprehensive income *	9	—	9
Purchases of private equity investments	—	9,477	9,477
Sale/pay down of private equity investments	—	(9,400)	(9,400)
Capitalized interest/dividends	—	(138)	(138)
Balance at March 31, 2024	$956	$183,706	$184,662
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2024	$—	$7,100	$7,100
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2024	$9	$—	$9
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Company's Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Investment Securities Gains (Losses), Net
For the three months ended March 31, 2025
Total gains or losses included in earnings	$(8,525)
Change in unrealized gains or losses relating to assets still held at March 31, 2025	$(8,525)
For the three months ended March 31, 2024
Total gains or losses included in earnings	$7,100
Change in unrealized gains or losses relating to assets still held at March 31, 2024	$7,100

Level 3 Inputs
The Company's Level 3 measurements at March 31, 2025, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	3.8	-	6.0	5.0
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first three months of 2025 and 2024, and still held as of March 31, 2025 and 2024, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2025 and 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2025
Collateral dependent loans	$3,940	$—	$—	$3,940	$(400)
Foreclosed assets	112	—	—	112	(55)

March 31, 2024
Collateral dependent loans	$63	$—	$—	$63	$(32)

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2025 and December 31, 2024:

	Carrying Amount	Estimated Fair Value at March 31, 2025
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,239,276	$—	$—	$6,150,944	$6,150,944
Real estate - construction and land	1,419,572	—	—	1,394,466	1,394,466
Real estate - business	3,628,635	—	—	3,556,181	3,556,181
Real estate - personal	3,047,809	—	—	2,730,015	2,730,015
Consumer	2,116,160	—	—	2,098,352	2,098,352
Revolving home equity	356,675	—	—	353,533	353,533
Consumer credit card	568,163	—	—	518,592	518,592
Overdrafts	3,131	—	—	3,003	3,003
Total loans	17,379,421	—	—	16,805,086	16,805,086
Loans held for sale	2,890	—	2,890	—	2,890
Investment securities	9,591,837	2,685,911	6,683,609	222,317	9,591,837
Securities purchased under agreements to resell	850,000	—	—	865,070	865,070
Interest earning deposits with banks	2,756,521	2,756,521	—	—	2,756,521
Cash and due from banks	517,332	517,332	—	—	517,332
Derivative instruments	69,339	—	69,189	150	69,339
Assets held in trust for deferred compensation plan	20,873	20,873	—	—	20,873
Total	$31,188,213	$5,980,637	$6,755,688	$17,892,623	$30,628,948
Financial Liabilities
Non-interest bearing deposits	$7,518,243	$7,518,243	$—	$—	$7,518,243
Savings, interest checking and money market deposits	15,975,283	15,975,283	—	—	15,975,283
Certificates of deposit	2,348,271	—	—	2,373,983	2,373,983
Federal funds purchased	132,370	132,370	—	—	132,370
Securities sold under agreements to repurchase	2,267,666	—	—	2,270,404	2,270,404
Other borrowings	17,659	14,746	2,913	—	17,659
Derivative instruments	23,312	—	23,233	79	23,312
Liabilities held in trust for deferred compensation plan	20,873	20,873	—	—	20,873
Total	$28,303,677	$23,661,515	$26,146	$4,644,466	$28,332,127

	Carrying Amount	Estimated Fair Value at December 31, 2024
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,053,820	$—	$—	$5,943,565	$5,943,565
Real estate - construction and land	1,409,901	—	—	1,384,029	1,384,029
Real estate - business	3,661,218	—	—	3,558,862	3,558,862
Real estate - personal	3,058,195	—	—	2,738,880	2,738,880
Consumer	2,073,123	—	—	2,053,191	2,053,191
Revolving home equity	356,650	—	—	353,731	353,731
Consumer credit card	595,930	—	—	549,874	549,874
Overdrafts	11,266	—	—	11,120	11,120
Total loans	17,220,103	—	—	16,593,252	16,593,252
Loans held for sale	3,242	—	3,242	—	3,242
Investment securities	9,453,297	2,613,830	6,608,452	231,015	9,453,297
Federal funds sold	3,000	3,000	—	—	3,000
Securities purchased under agreements to resell	625,000	—	—	622,021	622,021
Interest earning deposits with banks	2,624,553	2,624,553	—	—	2,624,553
Cash and due from banks	748,357	748,357	—	—	748,357
Derivative instruments	62,648	—	62,555	93	62,648
Assets held in trust for deferred compensation plan	21,849	21,849	—	—	21,849
Total	$30,762,049	$6,011,589	$6,674,249	$17,446,381	$30,132,219
Financial Liabilities
Non-interest bearing deposits	$8,150,669	$8,150,669	$—	$—	$8,150,669
Savings, interest checking and money market deposits	14,754,571	14,754,571	—	—	14,754,571
Certificates of deposit	2,388,404	—	—	2,409,537	2,409,537
Federal funds purchased	123,715	123,715	—	—	123,715
Securities sold under agreements to repurchase	2,803,043	—	—	2,806,428	2,806,428
Derivative instruments	26,963	—	26,905	58	26,963
Liabilities held in trust for deferred compensation plan	21,849	21,849	—	—	21,849
Total	$28,269,214	$23,050,804	$26,905	$5,216,023	$28,293,732

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at March 31, 2025, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2024 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 Annual Report on Form 10-K. During the quarter ended March 31, 2025, there were no material changes to the Risk Factors disclosed in the Company's 2024 Annual Report on Form 10-K.

Critical Accounting Estimates and Related Policies
The Company has identified certain policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates and related policies are the Company's allowance for credit losses and fair value measurement policies. A discussion of these estimates and related policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2024 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2024.

Selected Financial Data

	Three Months Ended March 31
	2025	2024
Per Share Data
Net income per common share — basic	$.98	$.82	*
Net income per common share — diluted	.98	.82	*
Cash dividends on common stock	.275	.257	*
Book value per common share	26.19	21.62	*
Market price	62.23	50.67	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	69.38%	69.87%
Non-interest bearing deposits to total deposits	29.36	29.97
Equity to loans (1)	19.56	17.24
Equity to deposits	13.57	12.05
Equity to total assets	10.71	9.61
Return on total assets	1.69	1.48
Return on equity	15.82	15.39
(Based on end-of-period data)
Non-interest income to revenue (2)	37.13	37.41
Efficiency ratio (3)	55.61	61.67
Tier I common risk-based capital ratio	16.86	15.35
Tier I risk-based capital ratio	16.86	15.35
Total risk-based capital ratio	17.65	16.11
Tangible common equity to tangible assets ratio (4)	10.33	9.24
Tier I leverage ratio	12.29	11.75
* Restated for the 5% stock dividend distributed in December 2024.
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

	March 31
(Dollars in thousands)	2025	2024
Total equity	$3,498,402	$2,963,889
Less non-controlling interest	20,615	19,913
Less goodwill	146,539	146,539
Less intangible assets*	3,825	4,005
Total tangible common equity (a)	$3,327,423	$2,793,432
Total assets	$32,364,964	$30,372,108
Less goodwill	146,539	146,539
Less intangible assets*	3,825	4,005
Total tangible assets (b)	$32,214,600	$30,221,564
Tangible common equity to tangible assets ratio (a)/(b)	10.33%	9.24%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	% change
Net interest income (expense)	$269,102	$248,999	$20,103	8.1%
Provision for credit losses	(14,487)	(4,787)	9,700	202.6
Non-interest income	158,949	148,848	10,101	6.8
Investment securities gains (losses), net	(7,591)	(259)	(7,332)	N.M.
Non-interest expense	(238,376)	(245,697)	(7,321)	(3.0)
Income taxes	(36,964)	(31,652)	5,312	16.8
Non-controlling interest income (expense)	959	(2,789)	(3,748)	N.M.
Net income attributable to Commerce Bancshares, Inc.	$131,592	$112,663	$18,929	16.8%

For the quarter ended March 31, 2025, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $131.6 million, an increase of $18.9 million, or 16.8%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.69%, the annualized return on average equity was 15.82%, and the efficiency ratio was 55.61%. Diluted earnings per common share was $.98 per share in the current quarter, an increase of 19.5% compared to $.82 per share in the first quarter of 2024, and a decrease compared to $1.01 per share in the previous quarter.

Compared to the first quarter of last year, net interest income increased $20.1 million, or 8.1%, mainly due to increases in interest income on investment securities and securities purchased under agreements to resell ("resale agreements") of $10.5 million and $5.8 million, respectively. In addition to the increase in interest income, interest expense on deposits decreased $9.2 million and interest expense on borrowings decreased $5.2 million. The provision for credit losses increased $9.7 million, compared to the same quarter in the prior year due to an increase in the estimate of allowance for credit losses on loans. Non-interest income increased $10.1 million, or 6.8%, compared to the first quarter of 2024, mainly due to an increase in trust fees, deposit account fees, and capital market fees. Net losses on investment securities totaled $7.6 million in the current quarter compared to net losses of $259 thousand in the same quarter of last year. Securities losses in the current quarter primarily resulted from net losses in fair value of $8.5 million recorded on private equity investment which were partly offset by net gains of $1.0 million on sales of private equity securities. Non-interest expense decreased $7.3 million, or 3.0%, over the first quarter of 2024, mainly due to non-recurring litigation settlement expense and an FDIC special assessment accrual adjustment during the prior year, partly offset by higher marketing expense, professional and other services expense, salaries expense, and data processing and software expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2025 vs. 2024
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$3,637	$(5,711)	$(2,074)
Real estate - construction and land	(1,185)	(4,083)	(5,268)
Real estate - business	(923)	(3,903)	(4,826)
Real estate - personal	143	2,227	2,370
Consumer	(2)	342	340
Revolving home equity	695	(433)	262
Consumer credit card	(82)	(1,021)	(1,103)
Overdrafts	—	—	—
Total interest on loans	2,283	(12,582)	(10,299)
Loans held for sale	(31)	14	(17)
Investment securities:
U.S. government and federal agency securities	8,900	12,761	21,661
Government-sponsored enterprise obligations	(2)	(1)	(3)
State and municipal obligations	(2,557)	110	(2,447)
Mortgage-backed securities	(6,017)	(1,456)	(7,473)
Asset-backed securities	(2,530)	4,246	1,716
Other securities	1,982	(5,097)	(3,115)
Total interest on investment securities	(224)	10,563	10,339
Federal funds sold	25	(6)	19
Securities purchased under agreements to resell	2,132	3,652	5,784
Interest earning deposits with banks	6,082	(6,265)	(183)
Total interest income	10,267	(4,624)	5,643
Interest expense:
Deposits:
Savings	(6)	(22)	(28)
Interest checking and money market	3,431	(6,580)	(3,149)
Certificates of deposit of less than $100,000	509	(1,768)	(1,259)
Certificates of deposit of $100,000 and over	(2,467)	(2,310)	(4,777)
Total interest on deposits	1,467	(10,680)	(9,213)
Federal funds purchased	(2,671)	(364)	(3,035)
Securities sold under agreements to repurchase	1,787	(4,001)	(2,214)
Other borrowings	2	(1)	1
Total interest expense	585	(15,046)	(14,461)
Net interest income, fully taxable-equivalent basis	$9,682	$10,422	$20,104

Net interest income in the first quarter of 2025 was $269.1 million, an increase of $20.1 million over the first quarter of 2024. On a fully taxable-equivalent (FTE) basis, net interest income totaled $271.4 million in the first quarter of 2025, up $20.1 million over the same period last year and up $2.5 million over the previous quarter. The increase in net interest income compared to the first quarter of 2024 was mainly due to higher interest income earned on investment securities (FTE) of $10.3 million and lower deposit interest expense of $9.2 million, partly offset by lower interest income earned on loans (FTE) of $10.3 million. The increase in total interest earned on investment securities (FTE) was mainly the result of higher average rates earned, while the decrease in deposit interest expense was due to lower average rates paid, slightly offset by higher average balances. Interest income on loans (FTE) decreased mainly due to lower average rates earned, partly offset by higher average business loan balances. The Company's net yield on earning assets (FTE) was 3.56% in the current quarter compared to 3.33% in the first quarter of 2024.

Total interest income (FTE) increased $5.6 million over the first quarter of 2024. Interest income on loans (FTE) was $255.9 million during the first quarter of 2025, a decrease of $10.3 million, or 3.9%, from the same quarter last year. The decrease in loan interest income from the same quarter of last year was primarily due to a decrease of 25 basis points in the average rate earned, partly offset by growth of $162.6 million, or 1.0%, in average loan balances. Most of the decrease in interest income occurred in the construction and land, business real estate and business loan categories. The largest decrease to interest income occurred in construction and land loan interest, which declined $5.3 million due to a 110 basis point decrease in the average rate earned, coupled with a decline in average balances of $57.2 million, or 3.9%. Business real estate loan interest income decreased $4.8 million due to a decrease of 38 basis points in the average rate earned and lower average balances of $59.8 million, or 1.6%. Business loan interest income declined $2.1 million due to a 32 basis point decrease in the average rate earned, partly offset by higher average balances of $232.7 million, or 4.0%. Consumer credit card loan interest income declined $1.1 million mainly due to a 62 basis point decrease in the average rate earned. These decreases in interest income were partly offset by an increase in personal real estate loan interest income of $2.4 million due to a 33 basis point increase in the average rate earned and growth of $14.7 million in average loan balances.

Interest income on investment securities (FTE) was $77.0 million during the first quarter of 2025, which was an increase of $10.3 million over the same quarter last year. The increase in interest income occurred mainly in interest earned on U.S. government and federal agency securities which grew $21.7 million due to a $1.7 billion increase in average balances and a 201 basis point increase in the average rate earned. A portion of the increase in interest earned on U.S. government securities was interest related to the Company's U.S. Treasury inflation-protected securities, which are tied to the non-seasonally adjusted Consumer Price Index (CPI-U). Interest earned on these securities increased $1.6 million over the same quarter last year. Interest income earned on asset-backed securities grew $1.7 million due to a 107 basis point increase in the average rate earned, partly offset by a decrease in average balances of $429.3 million, or 20.6%. These increases to interest income were partly offset by a decline in interest income on mortgage-backed securities of $7.5 million, driven by lower average balances of $1.1 billion, or 18.9%, and a decline of 11 basis points in the average rate earned. In addition, the Company recorded a $539 thousand adjustment to premium amortization at March 31, 2025, which increased interest income and reflected slower forward prepayment speed estimates on mortgage-backed securities. This increase was lower than the $2.0 million adjustment increasing income in the same quarter last year. Interest income earned on state and municipal obligations declined $2.4 million mainly due to a $526.4 million, or 39.6%, decrease in average balances. Interest earned on other securities decreased $3.1 million mainly driven by dividend payments of $3.4 million from the Company's private equity investments recorded in 2024. Additionally, the average rate earned on investment securities during the three months ended March 31, 2025 increased 54 basis points over the same period in the prior year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $10.5 billion in the first quarter of 2025, compared to $11.0 billion in the first quarter of 2024.

Interest income on securities purchased under agreements to resell increased $5.8 million over the same quarter last year, due to an increase of 188 basis points in the average rate earned and growth of $448.0 million in the average balance. Interest income on deposits at the Federal Reserve decreased $183 thousand mainly due to a decline of 102 basis points in average rate earned, mostly offset by an increase of $450.1 million in the average balance.

The average fully taxable-equivalent yield on total interest earning assets was 4.81% in the first quarter of 2025, up from 4.78% in the first quarter of 2024.

Total interest expense decreased $14.5 million compared to the first quarter of 2024 due to decreases of $9.2 million in interest expense on interest bearing deposits and $5.2 million in interest expense on borrowings. The decrease in deposit interest expense resulted mainly from a decrease of $6.0 million in interest expense on certificates of deposit due to a 59 basis point decline in the average rate paid and a decrease of $216.6 million, or 8.4%, in average balances. Interest expense on interest checking and money market deposit accounts decreased $3.1 million due to a 17 basis point decrease in average rates paid, partly offset by an increase of $691.6 million, or 5.2%, in average balances. The overall rate paid on total deposits decreased 25 basis points from the same quarter last year. Interest expense on federal funds purchased decreased $3.0 million due to lower average balances of $199.9 million and a 105 basis point decline in the average rate paid. Interest expense on customer repurchase agreements decreased $2.2 million due to a 57 basis point decline in the average rate paid, partly offset by growth of $211.3 million in the average balance. The overall average rate incurred on all interest bearing liabilities was 1.89% and 2.21% in the first quarters of 2025 and 2024, respectively.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	% change
Trust fees	$56,592	$51,105	$5,487	10.7%
Bank card transaction fees	45,593	46,930	(1,337)	(2.8)
Deposit account charges and other fees	26,622	24,151	2,471	10.2
Capital market fees	5,112	3,892	1,220	31.3
Consumer brokerage services	4,785	4,408	377	8.6
Loan fees and sales	3,404	3,141	263	8.4
Other	16,841	15,221	1,620	10.6
Total non-interest income	$158,949	$148,848	$10,101	6.8%
Non-interest income as a % of total revenue*	37.1%	37.4%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three month periods ended March 31, 2025 and 2024.

	Three Months Ended March 31
(Dollars in thousands)	2025	2024	$ change	% change
Net debit card fees	$10,288	$10,405	$(117)	(1.1)%
Net credit card fees	3,608	3,772	(164)	(4.3)
Net merchant fees	5,767	5,247	520	9.9
Net corporate card fees	25,930	27,506	(1,576)	(5.7)
Total bank card transaction fees	$45,593	$46,930	$(1,337)	(2.8)%

For the first quarter of 2025, total non-interest income amounted to $158.9 million compared to $148.8 million in the same quarter last year, which was an increase of $10.1 million, or 6.8%. The increase was mainly due to higher trust fees, deposit account fees, capital market fees and other income. Trust fees increased $5.5 million, or 10.7%, mainly due to growth of $5.1 million in private client trust fees. Bank card transaction fees for the current quarter declined $1.3 million, or 2.8%, from the same period last year. Net corporate card fees declined $1.6 million mainly due to lower interchange income, partly offset by lower rewards expense. Net merchant fees increased $520 thousand mainly due to higher fees and lower network expense. Net credit and debit card fees decreased $164 thousand and $117 thousand, respectively, mainly due to lower interchange fees. Compared to the first quarter of last year, deposit account fees increased $2.5 million, or 10.2%, mainly due to higher corporate cash management fees of $2.6 million. Capital market fees increased $1.2 million, or 31.3%, mainly due to higher underwriting and trading securities income, while consumer brokerage fees increased $377 thousand, or 8.6%, mainly due to higher advisory fees. Other non-interest income increased $1.6 million, or 10.6%, mainly due to an increase of $2.4 million in gains on the sales of assets, partly offset by a decrease of $538 thousand in fair value adjustments recorded on the Company's deferred compensation plan, which is held in a trust and recorded as both an asset and liability, affecting both other income and other expense.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2025	2024
Net gains (losses) on sales of available for sale debt securities	$4	$(8,470)
Net gains (losses) on equity securities	(97)	142
Net gains (losses) on sales of private equity investments	1,027	969
Fair value adjustments on private equity investments	(8,525)	7,100
Total investment securities gains (losses), net	$(7,591)	$(259)

Net gains and losses on investment securities, which were recognized in earnings during the three months ended March 31, 2025 and 2024, are shown in the table above. Net securities losses of $7.6 million were reported in the first quarter of 2025, compared to net losses of $259 thousand in the same period last year. The net losses in the first quarter of 2025 were mainly comprised of net losses in fair value of $8.5 million recorded on private equity investments, partly offset by net gains of $1.0 million on sales of private equity investments. The net losses on investment securities for the same quarter last year were primarily comprised of net losses of $8.5 million realized on the sale of available for sale securities, mostly offset by net gains in fair value of $7.1 million and a gain of $969 thousand on the sale of an investment, both in the Company's private equity investment portfolio. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $1.5 million during the first three months of 2025 and expense of $1.5 million during the first three months of 2024.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	% change
Salaries and employee benefits	$153,078	$151,801	$1,277.8%
Data processing and software	32,238	31,153	1,085	3.5
Net occupancy	14,020	13,574	446	3.3
Professional and other services	10,026	8,648	1,378	15.9
Marketing	5,843	4,036	1,807	44.8
Equipment	5,248	5,010	238	4.8
Supplies and communication	5,046	4,744	302	6.4
Deposit insurance	3,744	8,017	(4,273)	(53.3)
Other	9,133	18,714	(9,581)	(51.2)
Total non-interest expense	$238,376	$245,697	$(7,321)	(3.0)%

Non-interest expense for the first quarter of 2025 amounted to $238.4 million, a decrease of $7.3 million, or 3.0%, compared to expense of $245.7 million in the first quarter of last year. The decrease in expense from the same period last year was mainly due to lower deposit insurance expense and litigation settlement expense, partly offset by higher marketing expense, professional and other services expense, salaries expense and data processing and software expense. Salaries and employee benefits expense increased $1.3 million, or .8%, mainly due to higher incentive compensation expense of $811 thousand and full-time salaries expense of $578 thousand, partly offset by lower medical expense of $970 thousand. Full-time equivalent employees totaled 4,662 at March 31, 2025, compared to 4,721 at March 31, 2024. Data processing and software expense increased $1.1 million, or 3.5%, mainly due to higher costs for service providers and software. Net occupancy increased $446 thousand, 3.3%, mainly due to higher demolition costs. Professional and other services expense increased $1.4 million, or 15.9%, and marketing expense increased $1.8 million, or 44.8%. Deposit insurance expense decreased $4.3 million due to a $4.0 million accrual adjustment recorded in 2024 for a one-time FDIC special assessment to replenish the Deposit Insurance Fund. Other non-interest expense decreased $9.6 million, or 51.2%, mainly due to a $10.0 million litigation settlement recorded in 2024 that did not reoccur.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended
(In thousands)	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$162,742	$160,839	$162,395
Provision for credit losses on loans	15,095	12,557	6,947
Net loan charge-offs (recoveries):
Commercial:
Business	46	335	23
Real estate-construction and land	—	—	—
Real estate-business	377	50	(141)
Commercial net loan charge-offs (recoveries)	423	385	(118)
Personal Banking:
Real estate-personal	72	8	24
Consumer	2,852	3,237	1,983
Revolving home equity	(3)	(3)	(4)
Consumer credit card	6,967	6,557	6,435
Overdrafts	495	470	557
Personal banking net loan charge-offs (recoveries)	10,383	10,269	8,995
Total net loan charge-offs (recoveries)	10,806	10,654	8,877
Balance at end of period	$167,031	$162,742	$160,465
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$18,935	$17,984	$25,246
Provision for credit losses on unfunded lending commitments	(608)	951	(2,160)
Balance at end of period	18,327	18,935	23,086
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$185,358	$181,677	$183,551

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	—%	.02%	—%
Real estate-construction and land	—	—	—
Real estate-business	.04	.01	(.02)
Commercial net loan charge-offs (recoveries)	.02	.01	—
Personal Banking:
Real estate-personal	.01	—	—
Consumer	.56	.62	.38
Revolving home equity	—	—	—
Consumer credit card	5.04	4.59	4.60
Overdrafts	34.26	33.22	29.11
Personal banking net loan charge-offs (recoveries)	.70	.67	.60
Total annualized net loan charge-offs (recoveries)	.25%	.25%	.21%
* as a percentage of average loans (excluding loans held for sale)

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan class and the percentage of the allowance for credit losses to the related loan class at period end.

(Dollars in thousands)	Mar. 31, 2025		Dec. 31, 2024		Mar. 31, 2024
	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category
Business	$45,669.73%		$43,826.72%		$43,810.73%
RE — construction and land	29,284	2.06	30,164	2.14	31,437	2.10
RE — business	31,747.87		32,779.90		30,217.81
RE — personal	13,475.44		11,632.38		12,266.40
Consumer	14,967.71		11,772.57		11,849.56
Revolving home equity	1,857.52		1,707.48		1,801.56
Consumer credit card	29,904	5.26	30,717	5.15	28,940	5.13
Overdrafts	128	4.09	145	1.29	145.30
Total	$167,031.96%		$162,742.95%		$160,465.93%

To determine the amount of the allowance for credit losses on loans and the liability for unfunded lending commitments, the Company has an established process which assesses the risks and losses expected in its portfolios. This process provides an allowance based on estimates of allowances for pools of loans and unfunded lending commitments, as well as a second, smaller component based on certain individually evaluated loans and unfunded lending commitments. The Company's policies and processes for determining the allowance for credit losses on loans and the liability for unfunded lending commitments are discussed in Note 1 to the consolidated financial statements and in the "Allowance for Credit Losses" discussion within Critical Accounting Estimates and Related Policies in Item 7 of the 2024 Annual Report on Form 10-K.

Net loan charge-offs in the first quarter of 2025 amounted to $10.8 million, compared to $10.7 million in the prior quarter and $8.9 million in the first quarter of last year. Compared to the same period last year, total net loan charge-offs in the first quarter of 2025 increased $1.9 million and increased $152 thousand over the previous quarter. The increase over the prior year was mainly driven by increases of $869 thousand, $532 thousand, and $518 thousand in consumer, consumer credit card, and business real estate loan net charge-offs, respectively. The increase over the previous quarter was driven by increases in net charge-offs on consumer credit card and business real estate loans, largely offset by decreases in net charge-offs on consumer and business loans.

For the three months ended March 31, 2025, annualized net charge-offs on average consumer credit card loans were 5.04%, compared to 4.59% in the previous quarter and 4.60% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .56%, compared to .62% in the prior quarter and .38% in the same period last year. In the first quarter of 2025, total annualized net loan charge-offs were .25%, compared to .25% in the previous quarter and .21% in the same period last year.

For the three months ended March 31, 2025, the provision for credit losses on loans was $15.1 million, which was an $8.1 million increase over the $6.9 million provision recorded in the same period last year. The increase resulted from the provision recorded for the first three months of 2024 including a reduction of the allowance for credit losses on loans, while the provision for credit losses in the first three months of 2025 includes an increase in the allowance for credit losses on loans. The provision for credit losses on loans for the three months ended March 31, 2025 increased $2.5 million increase over the $12.6 million provision recorded for the three months ending December 31, 2024. Changes in the provision are driven by changes in the estimate for the allowance for credit losses on loans.

At March 31, 2025, the allowance for credit losses on loans increased by $4.3 million, compared to the allowance for credit losses on loans at December 31, 2024. The forecast utilized to estimate the allowance for credit losses at March 31, 2025 reflected a slight decline in key macroeconomic variables, causing the allowance to increase. In the commercial loan portfolio, the increase in the allowance related to the decline in forecast variables was mostly offset by improvements in the volume of loans classified as substandard or requiring additional qualitative factors due to the type of industry. The allowance for the personal banking loan portfolio increased $4.4 million compared to December 31, 2024 due to the changes in the forecast assumptions, in addition to lower prepayment speeds in the personal real estate loan portfolio and increased loss experience in the consumer loan portfolio, partially offset by decreases in outstanding loan balances in the consumer credit card portfolio. The allowance for credit losses on loans was $167.0 million at March 31, 2025 and was .96%, .95% and .93% of total loans at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $608 thousand, compared to a benefit of $2.2 million for the three months ended March 31, 2024. At March 31, 2025, the liability for unfunded lending commitments was $18.3 million, compared to $18.9 million at December 31, 2024 and $23.1 million at March 31, 2024. The liability decreased primarily due to decreases in unfunded lending commitment balances, coupled with improvement in loss rate assumptions for the Company's construction loans. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at March 31, 2025.

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

(Dollars in thousands)	March 31, 2025	December 31, 2024
Non-accrual loans	$22,603	$18,278
Foreclosed real estate	642	343
Total non-performing assets	$23,245	$18,621
Non-performing assets as a percentage of total loans	.13%	.11%
Non-performing assets as a percentage of total assets	.07%	.06%
Total loans past due 90 days and still accruing interest	$19,417	$24,516

Non-accrual loans totaled $22.6 million at March 31, 2025, an increase of $4.3 million from the balance at December 31, 2024. The increase occurred mainly in business real estate non-accrual loans, which increased $3.4 million, as well as business non-accrual loans, which increased $1.0 million. At March 31, 2025, non-accrual loans were comprised of business real estate (81.0%), revolving home equity (8.7%), business (4.9%), personal real estate (4.4%), and construction and land (1.0%) loans. Foreclosed real estate totaled $642 thousand at March 31, 2025, an increase of $299 thousand compared to December 31, 2024. Total loans past due 90 days or more and still accruing interest totaled $19.4 million as of March 31, 2025, a decrease of $5.1 million from December 31, 2024. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $286.9 million at March 31, 2025 compared to $330.3 million at December 31, 2024, resulting in a decrease of $43.5 million, or 13.2%.

(In thousands)	March 31, 2025	December 31, 2024
Potential problem loans:
Business	$127,854	$131,527
Real estate – construction and land	2,824	2,662
Real estate – business	156,120	196,030
Real estate – personal	66	96
Total potential problem loans	$286,864	$330,315

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. At March 31, 2025, the Company held $136.3 million of loans that had been modified during the three months ended March 31, 2025. These loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 2 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 8.2% of total loans outstanding at March 31, 2025. The largest component of construction and land loans was commercial construction, which increased $18.6 million during the three months ended March 31, 2025. At March 31, 2025, multi-family residential construction loans totaled approximately $585.7 million, or 48.2%, of the commercial construction loan portfolio, compared to $526.6 million, or 44.0%, at December 31, 2024.

(Dollars in thousands)	March 31, 2025	% of Total	% of Total Loans	December 31, 2024	% of Total	% of Total Loans
Commercial construction	$1,215,869	85.7%	7.0%	$1,197,278	84.9%	7.0%
Residential construction	102,993	7.3	.6	106,884	7.6	.6
Residential land and land development	64,251	4.4	.4	65,342	4.6	.4
Commercial land and land development	36,459	2.6	.2	40,397	2.9	.2
Total real estate - construction and land loans	$1,419,572	100.0%	8.2%	$1,409,901	100.0%	8.2%

Real Estate – Business Loans
Total business real estate loans were $3.6 billion at March 31, 2025 and comprised 20.9% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2025, 34.5% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	March 31, 2025	% of Total	% of Total Loans	December 31, 2024	% of Total	% of Total Loans
Owner-occupied	$1,252,580	34.5%	7.2%	$1,237,265	33.8%	7.2%
Office	525,276	14.5	3.0	520,715	14.2	3.0
Industrial	510,597	14.1	2.9	485,250	13.3	2.8
Hotels	297,253	8.2	1.7	334,479	9.1	1.9
Multi-family	284,761	7.8	1.6	310,806	8.5	1.8
Retail	307,694	8.5	1.8	309,431	8.5	1.8
Farm	195,233	5.4	1.1	189,794	5.2	1.1
Senior living	153,036	4.2	.9	183,695	5.0	1.1
Other	102,205	2.8	.7	89,783	2.4	.6
Total real estate - business loans	$3,628,635	100.0%	20.9%	$3,661,218	100.0%	21.3%

Information about the credit quality of the Company's business real estate loan portfolio as of March 31, 2025 and December 31, 2024 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
March 31, 2025
Owner-occupied	$1,194,765	$24,527	$29,651	$3,637	$1,252,580
Office	467,222	—	58,054	—	525,276
Industrial	510,597	—	—	—	510,597
Hotels	283,382	—	13,871	—	297,253
Multi-family	258,813	15,000	10,948	—	284,761
Retail	307,694	—	—	—	307,694
Farm	191,714	365	3,154	—	195,233
Senior living	98,036	—	40,332	14,668	153,036
Other	99,384	2,821	—	—	102,205
Total	$3,411,607	$42,713	$156,010	$18,305	$3,628,635
December 31, 2024
Owner-occupied	$1,203,019	$3,362	$30,598	$286	$1,237,265
Office	451,189	11,980	57,546	—	520,715
Industrial	485,250	—	—	—	485,250
Hotels	334,479	—	—	—	334,479
Multi-family	299,825	10,981	—	—	310,806
Retail	308,730	—	701	—	309,431
Farm	185,998	642	3,154	—	189,794
Senior living	65,366	—	103,661	14,668	183,695
Other	89,577	206	—	—	89,783
Total	$3,423,433	$27,171	$195,660	$14,954	$3,661,218

Revolving Home Equity Loans
The Company had $356.7 million in revolving home equity loans at March 31, 2025 that were collateralized by residential real estate. Most of these loans (93.3%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2025, the outstanding principal of loans with an original LTV higher than 80% was $30.0 million, or 8.6% of the portfolio, compared to $31.9 million as of December 31, 2024. Total revolving home equity loan balances over 30 days past due were $3.5 million at March 31, 2025 and $5.6 million at December 31, 2024, and the outstanding balance of revolving home equity loans on non-accrual status was $2.0 million at both March 31, 2025 and December 31, 2024. The weighted average FICO score for the total portfolio balance at March 31, 2025 is 774. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2025 through 2027, approximately 14% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 83% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 36.6% of the consumer loan portfolio at March 31, 2025, and outstanding balances for auto loans were $774.3 million and $776.7 million at March 31, 2025 and December 31, 2024, respectively. The balances over 30 days past due amounted to $10.9 million at March 31, 2025 and $14.4 million at December 31, 2024, respectively, and comprised 1.4% of the outstanding balances of these loans at March 31, 2025 and 1.9% at December 31, 2024. For the three months ended March 31, 2025, $98.0 million of new auto loans were originated, compared to $101.2 million during the first three months of 2024.  At March 31, 2025, the automobile loan portfolio had a weighted average FICO score of 755, and net charge-offs on auto loans were 1.1% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 10.3% of the consumer loan portfolio at March 31, 2025. Losses on these loans have historically been low, and the Company saw net recoveries of $14 thousand for the first three months of 2025. Private banking loans comprised 37.3% of the consumer loan portfolio at March 31, 2025. The Company's private banking loans are generally well-collateralized, and at March 31, 2025 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $823 thousand in the first three months of 2025 and were .3% of the average balances of these loans at March 31, 2025.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2025 of $568.2 million in consumer credit card loans outstanding, approximately $120.3 million, or 21.2%, carried a low promotional rate. Within the next six months, $52.7 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

	March 31, 2025	December 31, 2024
FICO score:
Under 600	5.4%	5.1%
600 – 659	12.2	11.9
660 – 719	28.9	28.3
720 – 779	26.8	26.3
780 and over	26.7	28.4
Total	100.0%	100.0%

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $322.4 million, or 1.9% of total loans at March 31, 2025, a decrease of $15.6 million from December 31, 2024, as shown in the table below.

(In thousands)	March 31, 2025	December 31, 2024	Unfunded commitments at March 31, 2025
Extraction	$258,642	$274,265	$151,489
Mid-stream shipping and storage	28,246	36,801	102,091
Downstream distribution and refining	8,270	9,757	37,798
Support activities	27,290	17,226	9,684
Total energy lending portfolio	$322,448	$338,049	$301,062

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.6 billion at both March 31, 2025 and December 31, 2024. Additional unfunded commitments at March 31, 2025 totaled $2.3 billion.

Income Taxes
Income tax expense was $37.0 million in the first quarter of 2025, compared to $36.6 million in the fourth quarter of 2024 and $31.7 million in the first quarter of 2024. The Company's effective tax rate, including the effect of non-controlling interest, was 21.9% in the first quarter of 2025, compared to 21.2% in the fourth quarter of 2024 and 21.9% in the first quarter of 2024.

Financial Condition
Balance Sheet
Total assets of the Company were $32.4 billion at March 31, 2025 and $32.0 billion at December 31, 2024. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on available for sale debt securities) amounted to $31.4 billion at March 31, 2025 and $30.9 billion at December 31, 2024, and consisted of 55% in loans and 33% in investment securities at March 31, 2025.

During the first quarter of 2025, average loans totaled $17.2 billion, an increase of $173.0 million, or 1.0%, over the prior quarter, and an increase of $162.6 million over the same quarter last year. Compared to the previous quarter, average balances of business loans and business real estate loans grew $143.0 million and $31.8 million, respectively. During the current quarter, the Company sold certain fixed rate personal real estate loans totaling $14.9 million, compared to $21.9 million in the prior quarter.

Total average available for sale debt securities increased $66.1 million over the previous quarter to $9.2 billion, at fair value. The increase in available for sale debt securities was mainly the result of higher average balances of U.S. government and federal agency obligations and other asset-backed securities, partly offset by lower average balances of mortgage-backed securities. During the first quarter of 2025, the unrealized loss on available for sale debt securities decreased $157.7 million to $832.9 million, at period end. Also, during the first quarter of 2025, purchases of available for sale debt securities totaled $507.7 million with a weighted average yield of approximately 4.74%, and maturities and pay downs of available for sale debt securities were $542.3 million. At March 31, 2025, the duration of the available for sale investment portfolio was 4.1 years, and maturities and pay downs of approximately $1.4 billion are expected to occur during the next 12 months.

Total average deposits decreased $83.7 million this quarter compared to the previous quarter. The decrease in deposits mostly resulted from declines of $165.6 million and $158.2 million in average balances of demand deposits and certificates of deposit, respectively, partly offset by higher interest checking and money market deposit average balances of $227.2 million. Compared to the previous quarter, total average commercial deposits declined $264.7 million, while wealth and consumer average deposits grew $145.7 million and $82.2 million, respectively. The average loans to deposits ratio was 69.4% in the current quarter and 68.5% in the prior quarter. The Company’s average borrowings, which included average customer repurchase agreements of $2.7 billion, increased $283.4 million to $2.9 billion at March 31, 2025.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, and available for sale debt securities, as follows:

(In thousands)	March 31, 2025	March 31, 2024	December 31, 2024
Liquid assets:
Balances at the Federal Reserve Bank	$2,756,521	$1,609,614	$2,624,553
Federal funds sold	—	—	3,000
Available for sale debt securities	9,264,947	9,141,695	9,136,853
Total	$12,021,468	$10,976,309	$11,764,406

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.8 billion at March 31, 2025 and increased $132.0 million from December 31, 2024. At March 31, 2025, the Company did not have a balance of federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities. The fair value of the available for sale debt portfolio was $9.3 billion at March 31, 2025 and included an unrealized net loss of $832.9 million. The total net unrealized loss included net losses of $743.8 million on mortgage-backed and asset-backed securities and $68.4 million on state and municipal obligations.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.1 years at March 31, 2025. Approximately $1.4 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2025	March 31, 2024	December 31, 2024
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$686,733	$1,990,347	$840,771
FHLB borrowings and letters of credit	1,498,670	293,345	1,473,691
Securities sold under agreements to repurchase *	2,324,605	2,294,520	2,866,468
Other deposits and swaps	1,791,223	1,975,291	1,755,335
Total pledged securities	6,301,231	6,553,503	6,936,265
Unpledged and available for pledging	2,939,139	2,582,746	2,175,800
Ineligible for pledging	24,577	5,446	24,788
Total available for sale debt securities, at fair value	$9,264,947	$9,141,695	$9,136,853
* Includes securities pledged for collateral swaps outstanding at each period end shown in the table.

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 69.4% for the three months ended March 31, 2025. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts totaled $23.5 billion and represented 90.9% of the Company's total deposits at March 31, 2025. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Core deposits increased $588.3 million at March 31, 2025 compared to December 31, 2024, primarily due to increases in commercial and consumer deposits of $327.7 million and $149.6 million, respectively. While the Company considers core consumer and wealth management deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.4 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.1 billion through advances from the FHLB and the Federal Reserve.

The Company also holds securities sold under agreements to repurchase ("resale agreements") which are an additional source of liquidity. At March 31, 2025, the Company's resale agreements totaled $850.0 million and mature from 2028 through 2030. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $875.2 million in fair value at March 31, 2025.

Certificates of deposit of $100,000 or greater totaled $1.4 billion at March 31, 2025. These deposits are normally considered more volatile and higher costing, and comprised 5.3% of total deposits at March 31, 2025.

(In thousands)	March 31, 2025	March 31, 2024	December 31, 2024
Core deposit base:
Non-interest bearing	$7,518,243	$7,513,464	$8,150,669
Interest checking	8,247,769	6,811,384	7,301,288
Savings and money market	7,727,514	7,651,827	7,453,283
Total	$23,493,526	$21,976,675	$22,905,240

During the third quarter of 2024, the Company issued $100.0 million of short-term brokered certificates of deposit, which all matured by December 31, 2024. The Company may occasionally issue brokered certificates of deposit to test the reliability of this potential funding source. While it is not clear how many brokered certificates of deposit the market would allow the Company to issue, the Company believes brokered certificates of deposits may be an additional, reliable source of liquidity during periods of stress in the banking industry.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. During 2025, the Company's outside borrowings have mainly been comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	March 31, 2025	March 31, 2024	December 31, 2024
Borrowings:
Federal funds purchased	$132,370	$264,470	$123,715
Securities sold under agreements to repurchase	2,267,666	2,241,106	2,803,043
Other debt	17,743	2,359	56
Total	$2,417,779	$2,507,935	$2,926,814

Federal funds purchased, which totaled $132.4 million at March 31, 2025, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At March 31, 2025, the Company had approved lines of credit totaling $4.1 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company's investment portfolio. Total repurchase agreements at March 31, 2025 were comprised of non-insured customer funds totaling $2.3 billion, and securities pledged as collateral for these retail agreements totaled $2.3 billion at March 31, 2025. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at March 31, 2025.

The Company pledges certain assets, including loans and investment securities, to both the FRB and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2025.

	March 31, 2025
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$3,345,701	$2,823,169	$6,168,870
Letters of credit issued	(114,050)	—	(114,050)
Available for future advances	$3,231,651	$2,823,169	$6,054,820

The Company receives outside ratings from both Standard & Poor’s and Moody’s on the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $102.1 million during the first three months of 2025, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $138.6 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $373.4 million. Activity in the investment securities portfolio used cash of $225.0 million from purchases of securities under agreements to resell (net of repayments). This decrease in investing cash flows was further supported by a net increase in the loan portfolio, which used cash of $170.6 million. These uses of cash were partly balanced by sales, maturities, and pay downs (net of purchases) of investment securities, which provided cash of $34.6 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below. Financing activities provided cash of $132.7 million, largely resulting from a net increase of $734.8 million in deposits during the first three months of 2025. This increase was largely offset by federal funds purchases and securities sold under agreements to repurchase, which used cash of $526.7 million. Additionally, purchases of treasury stock and cash dividends (including distributions to non-controlling interest) used cash of $55.2 million and $37.9 million, respectively.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2025 and December 31, 2024, as shown in the following table.

(Dollars in thousands)	March 31, 2025	December 31, 2024	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$23,546,902	$23,500,396
Tier I common risk-based capital	3,969,930	3,926,446
Tier I risk-based capital	3,969,930	3,926,446
Total risk-based capital	4,155,288	4,108,270
Tier I common risk-based capital ratio	16.86%	16.71%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	16.86	16.71	6.00	2.50	8.50	8.00
Total risk-based capital ratio	17.65	17.48	8.00	2.50	10.50	10.00
Tier I leverage ratio	12.29	12.26	4.00	N/A	4.00	5.00
*Under Prompt Corrective Action requirements

The Company is subject to a 2.5% capital conservation buffer, which is an amount above the minimum ratios under capital adequacy guidelines, and is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, share repurchases, and executive compensation.

In the first quarter of 2020, the interim final rule of the Federal Reserve Bank and other U.S. banking agencies became effective, providing banks that adopted CECL (ASU 2016-13) during the 2020 calendar year the option to delay recognizing the estimated impact on regulatory capital until after a two year deferral period, followed by a three year transition period. In connection with the adoption of CECL on January 1, 2020, the Company elected to utilize this option. As a result, the two year deferral period for the Company extended through December 31, 2021. Beginning on January 1, 2022, the Company was required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in, which was during the first quarter of 2025.

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and periodically purchases stock in the open market. During the three months ended March 31, 2025, the Company purchased 854,806 shares at an average price of $64.56 in open market purchases and through stock-based compensation transactions. At March 31, 2025, 2,076,842 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The Company paid a $.275 per share cash dividend on its common stock in the first quarter of 2025, which was a 7.0% increase compared to its 2024 quarterly dividend.

Material Cash Requirements, Commitments, Off-Balance Sheet Arrangements and Contingencies
The Company's material cash requirements include commitments for contractual obligations (both short-term and long-term), commitments to extend credit, and off-balance sheet arrangements. The Company's material cash requirements for the next 12 months are primarily to fund loan growth. Additionally, the Company will utilize cash to fund deposit maturities and withdrawals that may occur in the next 12 months. Other contractual obligations, purchase commitments, lease obligations, and unfunded commitments may require cash payments by the Company within the next 12 months, and these are further discussed in the Company's 2024 Annual Report on Form 10-K. Further discussion of the Company's longer-term material cash obligations and sources for fulfilling those obligations is below.

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2025 totaled $15.9 billion (including $5.9 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. The contractual amount of standby and commercial letters of credit totaled $613.5 million and $2.0 million, respectively, at March 31, 2025. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At March 31, 2025, the liability for unfunded lending commitments totaled $18.3 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first three months of 2025, purchases and sales of tax credits amounted to $47.0 million and $49.8 million, respectively. Fees from sales of tax credits were $1.9 million for the three months ended March 31, 2025, compared to $2.1 million in the same period last year. At March 31, 2025, the Company expected to fund outstanding purchase commitments of $207.9 million during the remainder of 2025 and had purchase commitments of $334.0 million that it expects to fund from 2026 through 2029.

The Company continued to maintain a strong liquidity position throughout the first three months of 2025. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first three months of 2025 and 2024.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2025
Net interest income	$125,385	$133,115	$22,159	$280,659	$(11,557)	$269,102
Provision for credit losses	(10,250)	(532)	—	(10,782)	(3,705)	(14,487)
Non-interest income	23,987	69,599	64,039	157,625	1,324	158,949
Investment securities gains (losses), net	—	—	—	—	(7,591)	(7,591)
Non-interest expense	(83,805)	(103,244)	(41,279)	(228,328)	(10,048)	(238,376)
Income before income taxes	$55,317	$98,938	$44,919	$199,174	$(31,577)	$167,597
Three Months Ended March 31, 2024
Net interest income	$128,157	$126,687	$23,198	$278,042	$(29,043)	$248,999
Provision for credit losses	(8,888)	(41)	1	(8,928)	4,141	(4,787)
Non-interest income	24,335	63,802	58,399	146,536	2,312	148,848
Investment securities gains (losses), net	—	—	—	—	(259)	(259)
Non-interest expense	(80,717)	(100,356)	(39,551)	(220,624)	(25,073)	(245,697)
Income before income taxes	$62,887	$90,092	$42,047	$195,026	$(47,922)	$147,104
Increase (decrease) in income before income taxes:
Amount	$(7,570)	$8,846	$2,872	$4,148	$16,345	$20,493
Percent	(12.0)%	9.8%	6.8%	2.1%	(34.1)%	13.9%
Consumer
For the three months ended March 31, 2025, income before income taxes for the Consumer segment decreased $7.6 million, or 12.0%, compared to the first three months of 2024. The decrease in income before income taxes was mainly due to a decline in net interest income of $2.8 million, or 2.2%, and increases in non-interest expense of $3.1 million, or 3.8%, and the provision for credit losses of $1.4 million. Net interest income declined mainly due to a $3.8 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. This decrease was partly offset by lower deposit interest expense of $870 thousand. Non-interest income decreased $348 thousand, or 1.4%, mainly due to lower net bank card fees (mainly credit and debit card fees). Non-interest expense increased over the same period in the previous year mainly due to higher marketing expense, miscellaneous losses, supplies expense, and allocated support costs for marketing and retail administration and operations. These increases were partly offset by lower FDIC insurance expense and allocated support costs for online banking and information technology. The increase in the provision for credit losses over the first three months of 2024 was mainly due to higher auto and consumer credit card loan net charge-offs.

Commercial
For the three months ended March 31, 2025, income before income taxes for the Commercial segment increased $8.8 million, or 9.8%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and non-interest income, partly offset by higher non-interest expense and an increase in the provision for credit losses. Net interest income increased $6.4 million, or 5.1%, mainly due to higher net allocated funding credits of $8.0 million, coupled with lower interest expense on deposits and borrowings of $7.5 million and $2.1 million, respectively. These increases to income were partly offset by lower loan interest income of $11.7 million. Non-interest income increased $5.8 million, or 9.1%, over the previous year mainly due to growth in deposit account fees (mainly corporate cash management fees), capital market fees (mainly underwriting and trading securities) and higher gains on asset sales. These increases were partly offset by a decrease in net bank card fees (mainly corporate card fees). Non-interest expense increased $2.9 million, or 2.9%, mainly due to higher marketing expense, professional and other services expense and higher allocated support costs for bank operations and branch employee expense. The provision for credit losses increased $491 thousand over the same period last year, mainly due to higher business real estate loan net charge-offs.

Wealth
Wealth segment pre-tax profitability for the three months ended March 31, 2025 increased $2.9 million, or 6.8%, over the same period in the previous year. Net interest income decreased $1.0 million, or 4.5%, mainly due to a $2.9 million decrease in net allocated funding credits. This decrease was partly offset by a $1.1 million increase in loan interest income and an $822 thousand decrease deposit interest expense. Non-interest income increased $5.6 million, or 9.7%, over the prior year largely due to higher private client and institutional trust fees and brokerage fees (mainly advisory fees). Non-interest expense increased $1.7 million, or 4.4%, mainly due to higher salaries and benefits expense and marketing expense. The provision for credit losses increased $1 thousand over the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability in this category was $16.3 million higher than in the same period last year. Unallocated securities losses were $7.6 million in the first three months of 2025 compared to losses of $259 thousand in 2024. Also, the unallocated provision for credit losses increased $7.8 million, primarily driven by an increase in the provision for credit losses on loans, partly offset by a decrease in the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first three months of 2025 was $15.1 million, or $4.3 million higher than net charge-offs, due to an increase in the allowance for credit losses on loans. In the comparable period last year, the provision for credit losses on loans was $6.9 million, or $1.9 million lower than net charge-offs, due to a decrease in the allowance for credit losses on loans. For the three months ended March 31, 2025, the Company's provision on unfunded lending commitments was a benefit of $608 thousand. Additionally, net interest income increased $17.5 million, while non-interest expense decreased $15.0 million. These increases to pre-tax profitability were slightly offset by lower non-interest income of $988 thousand.

Impact of Recently Issued Accounting Standards
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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2025 and 2024

	First Quarter 2025			First Quarter 2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,106,185	$86,564	5.75%	$5,873,525	$88,638	6.07%
Real estate — construction and land	1,415,349	25,486	7.30	1,472,554	30,754	8.40
Real estate — business	3,667,833	53,203	5.88	3,727,643	58,029	6.26
Real estate — personal	3,045,876	32,145	4.28	3,031,193	29,775	3.95
Consumer	2,082,360	33,466	6.52	2,082,490	33,126	6.40
Revolving home equity	358,684	6,425	7.26	322,074	6,163	7.70
Consumer credit card	560,534	18,647	13.49	562,892	19,750	14.11
Overdrafts	5,860	—	—	7,696	—	—
Total loans	17,242,681	255,936	6.02	17,080,067	266,235	6.27
Loans held for sale	1,584	23	5.89	2,149	40	7.49
Investment securities:
U.S. government and federal agency obligations	2,586,944	26,063	4.09	851,656	4,402	2.08
Government-sponsored enterprise obligations	55,330	328	2.40	55,652	331	2.39
State and municipal obligations(A)	804,363	4,072	2.05	1,330,808	6,519	1.97
Mortgage-backed securities	4,788,102	24,615	2.08	5,902,328	32,088	2.19
Asset-backed securities	1,655,701	14,115	3.46	2,085,050	12,399	2.39
Other debt securities	258,136	1,715	2.69	503,204	2,410	1.93
Trading debt securities(A)	38,298	469	4.97	40,483	533	5.30
Equity securities(A)	57,028	1,128	8.02	12,768	814	25.64
Other securities(A)	233,461	4,519	7.85	221,695	7,189	13.04
Total investment securities	10,477,363	77,024	2.98	11,003,644	66,685	2.44
Federal funds sold	2,089	29	5.63	599	10	6.71
Securities purchased under agreements to resell	788,889	7,418	3.81	340,934	1,634	1.93
Interest earning deposits with banks	2,388,504	26,249	4.46	1,938,381	26,432	5.48
Total interest earning assets	30,901,110	366,679	4.81	30,365,774	361,036	4.78
Allowance for credit losses on loans	(162,186)			(161,891)
Unrealized gain (loss) on debt securities	(935,054)			(1,274,125)
Cash and due from banks	391,436			281,610
Premises and equipment, net	497,057			477,881
Other assets	809,803			956,225
Total assets	$31,502,166			$30,645,474
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,294,174	167.05		$1,333,983	195.06
Interest checking and money market	13,906,827	52,236	1.52	13,215,270	55,385	1.69
Certificates of deposit of less than $100,000	991,826	8,932	3.65	976,804	10,191	4.20
Certificates of deposit of $100,000 and over	1,363,655	13,319	3.96	1,595,310	18,096	4.56
Total interest bearing deposits	17,556,482	74,654	1.72	17,121,367	83,867	1.97
Borrowings:
Federal funds purchased	$128,340	$1,384	4.37	328,216	$4,419	5.42
Securities sold under agreements to repurchase	2,723,227	19,224	2.86	2,511,959	21,438	3.43
Other borrowings(B)	616	1.66		76	—	—
Total borrowings	2,852,183	20,609	2.93	2,840,251	25,857	3.66
Total interest bearing liabilities	20,408,665	95,263	1.89%	19,961,618	109,724	2.21%
Non-interest bearing deposits	7,298,686			7,328,603
Other liabilities	421,370			410,310
Equity	3,373,445			2,944,943
Total liabilities and equity	$31,502,166			$30,645,474
Net interest margin (FTE)		$271,416			$251,312
Net yield on interest earning assets			3.56%			3.33%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects in 2024 is not deducted from the interest expense shown above. There was no interest expense                  capitalized in 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest income sensitivity to movement in interest rates. The Company performs monthly simulations that model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2024 Annual Report on Form 10-K.

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

	March 31, 2025		December 31, 2024
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$18.4	1.68%	$24.8	2.28%
200 basis points rising	21.2	1.94	25.5	2.34
100 basis points rising	23.2	2.12	25.6	2.35
100 basis points falling	$(20.7)	(1.89)%	$(22.4)	(2.06)%
200 basis points falling	(37.7)	(3.45)	(41.4)	(3.80)
300 basis points falling	(47.1)	(4.31)	(54.9)	(5.05)

Under the simulation, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is less asset sensitive when compared to the scenarios in the previous quarter. This change was primarily due to lower average interest earning cash balances at the Federal Reserve, partly offset by a decrease in securities sold under agreements to repurchase.

The comparison above provides insight into potential effects of changes in rates on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 - 31, 2025	125,868	$66.65	125,868	2,805,780
February 1 - 28, 2025	407,404	$65.98	407,404	2,398,376
March 1 - 31, 2025	321,534	$61.94	321,534	2,076,842
Total	854,806	$64.56	854,806	2,076,842

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2024 of 5,000,000 shares, 2,076,842 shares remained available for purchase at March 31, 2025.

Item 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: May 6, 2025		Senior Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: May 6, 2025		(Chief Accounting Officer)