Form 10-Q
period 2025-06-30
COMMERCE BANCSHARES INC /MO/
filed 2025-08-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended June 30, 2025

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 4, 2025, the registrant had outstanding 133,438,915 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
	(In thousands)
ASSETS
Loans	$17,665,468	$17,220,103
Allowance for credit losses on loans	(165,260)	(162,742)
Net loans	17,500,208	17,057,361
Loans held for sale (including $3,488,000 and $2,981,000 of residential mortgage loans carried at fair value at June 30, 2025 and December 31, 2024, respectively)	3,592	3,242
Investment securities:
Available for sale debt, at fair value (amortized cost of $9,680,135,000 and $10,127,426,000 at
June 30, 2025 and December 31, 2024, respectively, and allowance for credit losses of $—
at both June 30, 2025 and December 31, 2024)	8,915,779	9,136,853
Trading debt	46,630	38,034
Equity	54,511	57,442
Other	219,906	230,051
Total investment securities	9,236,826	9,462,380
Federal funds sold	—	3,000
Securities purchased under agreements to resell	850,000	625,000
Interest earning deposits with banks	2,624,264	2,624,553
Cash and due from banks	522,049	748,357
Premises and equipment – net	477,401	475,275
Goodwill	146,539	146,539
Other intangible assets – net	13,333	13,632
Other assets	910,035	837,288
Total assets	$32,284,247	$31,996,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$7,393,559	$8,150,669
Savings, interest checking and money market	15,727,549	14,754,571
Certificates of deposit of less than $100,000	986,014	996,721
Certificates of deposit of $100,000 and over	1,386,906	1,391,683
Total deposits	25,494,028	25,293,644
Federal funds purchased and securities sold under agreements to repurchase	2,596,461	2,926,758
Other borrowings	15,049	56
Other liabilities	518,595	443,694
Total liabilities	28,624,133	28,664,152
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 190,000,000; issued 135,210,812 shares at both June 30, 2025 and December 31, 2024	676,054	676,054
Capital surplus	3,386,218	3,395,645
Retained earnings	255,938	45,494
Treasury stock of 1,530,278 shares at June 30, 2025
and 784,203 shares at December 31, 2024, at cost	(96,589)	(48,401)
Accumulated other comprehensive income (loss)	(581,049)	(758,911)
Total Commerce Bancshares, Inc. stockholders' equity	3,640,572	3,309,881
Non-controlling interest	19,542	22,594
Total equity	3,660,114	3,332,475
Total liabilities and equity	$32,284,247	$31,996,627
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2025	2024	2025	2024
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$260,444	$267,463	$514,638	$532,140
Interest and fees on loans held for sale	40	46	63	86
Interest on investment securities	79,998	70,776	156,450	136,704
Interest on federal funds sold	2	27	31	37
Interest on securities purchased under agreements to resell	8,516	2,421	15,934	4,055
Interest on deposits with banks	22,636	28,630	48,885	55,062
Total interest income	371,636	369,363	736,001	728,084
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	51,835	56,829	104,238	112,409
Certificates of deposit of less than $100,000	8,445	10,523	17,377	20,714
Certificates of deposit of $100,000 and over	12,914	16,892	26,233	34,988
Interest on federal funds purchased	1,416	3,569	2,800	7,988
Interest on securities sold under agreements to repurchase	16,853	19,293	36,077	40,731
Interest on other borrowings	26	8	27	6
Total interest expense	91,489	107,114	186,752	216,836
Net interest income	280,147	262,249	549,249	511,248
Provision for credit losses	5,597	5,468	20,084	10,255
Net interest income after credit losses	274,550	256,781	529,165	500,993
NON-INTEREST INCOME
Trust fees	55,571	52,291	112,163	103,396
Bank card transaction fees	46,362	47,477	91,955	94,407
Deposit account charges and other fees	26,248	25,325	52,870	49,476
Capital market fees	6,175	4,760	11,287	8,652
Consumer brokerage services	5,383	4,478	10,168	8,886
Loan fees and sales	3,419	3,431	6,823	6,572
Other	22,455	14,482	39,296	29,703
Total non-interest income	165,613	152,244	324,562	301,092
INVESTMENT SECURITIES GAINS (LOSSES), NET	437	3,233	(7,154)	2,974
NON-INTEREST EXPENSE
Salaries and employee benefits	155,025	149,120	308,103	300,921
Data processing and software	32,904	31,529	65,142	62,682
Net occupancy	13,654	12,544	27,674	26,118
Professional and other services	12,973	8,617	22,999	17,265
Marketing	5,974	5,356	11,817	9,392
Equipment	5,157	5,091	10,405	10,101
Supplies and communication	4,962	4,636	10,008	9,380
Deposit insurance	3,312	2,354	7,056	10,371
Other	10,476	12,967	19,609	31,681
Total non-interest expense	244,437	232,214	482,813	477,911
Income before income taxes	196,163	180,044	363,760	327,148
Less income taxes	42,400	38,602	79,364	70,254
Net income	153,763	141,442	284,396	256,894
Less non-controlling interest expense (income)	1,284	1,889	325	4,678
Net income attributable to Commerce Bancshares, Inc.	$152,479	$139,553	$284,071	$252,216
Net income per common share — basic	$1.14	$1.03	$2.12	$1.85
Net income per common share — diluted	$1.14	$1.03	$2.12	$1.85
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
	(Unaudited)
Net income	$153,763	$141,442	$284,396	$256,894
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale debt securities	51,374	130,076	169,662	109,675
Change in pension loss	171	177	343	353
Unrealized gains (losses) on cash flow hedge derivatives	1,982	(7,043)	7,857	(26,433)
Other comprehensive income (loss), net of tax	53,527	123,210	177,862	83,595
Comprehensive income (loss)	207,290	264,652	462,258	340,489
Less non-controlling interest (income) expense	1,284	1,889	325	4,678
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$206,006	$262,763	$461,933	$335,811
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended June 30, 2025 and 2024

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance March 31, 2025	$676,054	$3,381,960	$140,220	$(85,871)	$(634,576)	$20,615	$3,498,402
Net income			152,479			1,284	153,763
Other comprehensive income (loss)					53,527		53,527
Distributions to non-controlling interest						(2,357)	(2,357)
Purchases of treasury stock				(10,497)			(10,497)
Issuance under stock purchase and equity compensation plans		219		(221)			(2)
Stock-based compensation		4,039					4,039
Cash dividends paid on common stock ($0.275 per share)			(36,761)				(36,761)
Balance June 30, 2025	$676,054	$3,386,218	$255,938	$(96,589)	$(581,049)	$19,542	$3,660,114
Balance March 31, 2024	$655,322	$3,148,649	$130,706	$(59,674)	$(931,027)	$19,913	$2,963,889
Net Income			139,553			1,889	141,442
Other comprehensive income (loss)					123,210		123,210
Distributions to non-controlling interest						(1,202)	(1,202)
Purchases of treasury stock				(38,229)			(38,229)
Issuance under stock purchase and equity compensation plans		273		(273)			—
Stock-based compensation		4,185					4,185
Cash dividends paid on common stock ($.257 per share)			(34,960)				(34,960)
Balance June 30, 2024	$655,322	$3,153,107	$235,299	$(98,176)	$(807,817)	$20,600	$3,158,335
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2025 and 2024

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2024	$676,054	$3,395,645	$45,494	$(48,401)	$(758,911)	$22,594	$3,332,475
Net income			284,071			325	284,396
Other comprehensive income (loss)					177,862		177,862
Distributions to non-controlling interest						(3,377)	(3,377)
Purchases of treasury stock				(66,076)			(66,076)
Issuance under stock purchase and equity compensation plans		(17,892)		17,888			(4)
Stock-based compensation		8,465					8,465
Cash dividends paid on common stock ($.550 per share)			(73,627)				(73,627)
Balance June 30, 2025	$676,054	$3,386,218	$255,938	$(96,589)	$(581,049)	$19,542	$3,660,114
Balance December 31, 2023	$655,322	$3,162,622	$53,183	$(35,599)	$(891,412)	$20,114	$2,964,230
Net income			252,216			4,678	256,894
Other comprehensive income (loss)					83,595		83,595
Distributions to non-controlling interest						(4,192)	(4,192)
Purchases of treasury stock				(80,543)			(80,543)
Issuance under stock purchase and equity compensation plans		(17,966)		17,966			—
Stock-based compensation		8,451					8,451
Cash dividends paid on common stock ($.514 per share)			(70,100)				(70,100)
Balance June 30, 2024	$655,322	$3,153,107	$235,299	$(98,176)	$(807,817)	$20,600	$3,158,335
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2025	2024
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$284,396	$256,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,084	10,255
Provision for depreciation and amortization	27,702	26,800
Amortization of investment security premiums, net	(9,393)	1,649
Investment securities (gains) losses, net (A)	7,154	(2,974)
Net (gains) losses on sales of loans held for sale	(1,053)	(988)
Originations of loans held for sale	(51,798)	(43,505)
Proceeds from sales of loans held for sale	52,203	45,453
Net (increase) decrease in trading debt securities, excluding unsettled transactions	(2,023)	(13,589)
Stock-based compensation	8,465	8,451
(Increase) decrease in interest receivable	117	2,794
Increase (decrease) in interest payable	6,540	(2,303)
Increase (decrease) in income taxes payable	(23,039)	528
Other changes, net	(69,559)	(6,630)
Net cash provided by (used in) operating activities	249,796	282,835
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	46,094	1,157,176
Proceeds from maturities/pay downs of investment securities (A)	958,189	1,166,452
Purchases of investment securities (A)	(540,370)	(1,100,450)
Net (increase) decrease in loans	(466,478)	23,692
Securities purchased under agreements to resell	(350,000)	(350,000)
Repayments of securities purchased under agreements to resell	125,000	325,000
Purchases of premises and equipment	(23,267)	(19,504)
Sales of premises and equipment	100	3,281
Net cash provided by (used in) investing activities	(250,732)	1,205,647
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	246,122	(669,259)
Net increase (decrease) in certificates of deposit	(15,484)	(456,891)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(330,297)	(357,416)
Net increase (decrease) in other borrowings	14,993	2,580
Purchases of treasury stock	(67,047)	(79,889)
Cash dividends paid on common stock and distributions to non-controlling interest	(77,004)	(70,100)
Other, net	(4)	—
Net cash provided by (used in) financing activities	(228,721)	(1,630,975)
Increase (decrease) in cash, cash equivalents and restricted cash	(229,657)	(142,493)
Cash, cash equivalents and restricted cash at beginning of year	3,375,992	2,687,283
Cash, cash equivalents and restricted cash at June 30	$3,146,335	$2,544,790
Income tax payments, net	$97,116	$65,890
Interest paid on deposits and borrowings	$180,212	$219,139
Loans transferred to foreclosed real estate	$617	$88
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $22 thousand at June 30, 2025. The Company had $41 thousand in restricted cash at June 30, 2024.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2024 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the six month period ended June 30, 2025 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at June 30, 2025 and December 31, 2024 are as follows:

(In thousands)	June 30, 2025	December 31, 2024
Commercial:
Business	$6,328,684	$6,053,820
Real estate – construction and land	1,405,398	1,409,901
Real estate – business	3,757,778	3,661,218
Personal Banking:
Real estate – personal	3,058,845	3,058,195
Consumer	2,157,867	2,073,123
Revolving home equity	364,429	356,650
Consumer credit card	576,151	595,930
Overdrafts	16,316	11,266
Total loans	$17,665,468	$17,220,103

Accrued interest receivable totaled $69.0 million and $70.6 million at June 30, 2025 and December 31, 2024, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended June 30, 2025, the Company wrote-off accrued interest by reversing interest income of $91 thousand and $1.6 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the six months ended June 30, 2025, the Company wrote off accrued interest of $203 thousand and $3.3 million in the Commercial and Personal Banking portfolios, respectively. For the three months ended June 30, 2024, the Company reversed $341 thousand and $1.6 million in the Commercial and Personal Banking portfolios, respectively, and in the six months ended June 30, 2024, reversed $435 thousand and $3.1 million in the Commercial and Personal Banking portfolios.

At June 30, 2025, loans of $3.4 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.7 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at June 30, 2025 and March 31, 2025 are discussed below.

Key Assumption	June 30, 2025	December 31, 2024

Overall economic forecast
•Economy in the next year is expected to benefit from deregulation, fiscal stimulus and less policy uncertainty
•The forecast assumes recent reduction in tariffs between China and the US will be permanent while increases in steel and aluminum tariffs were included
•Layoffs remain low
•The United States economy will grow •Expansionary fiscal policy and less immigration cause the labor market to tighten, pushing the unemployment rate lower
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables
•Unemployment rate ranges from 4.3% to 4.4% during the supportable forecast period
•Real GDP growth ranges from 1.0% to 1.6%
•BBB corporate yield from 5.9% to 6.2%
•Housing Price Index from 332.8 to 341.0

•Unemployment rate ranges from 4.2% to 4.3% during the supportable forecast period
•Real GDP growth ranges from 2.5% to 2.7%
•BBB corporate yield from 5.2% to 5.3%
•Housing Price Index from 324.8 to 335.4

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.1% to 23.3% for most loan pools •Consumer credit cards 66.4%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.9% to 23.1% for most loan pools •Consumer credit cards 66.5%
Qualitative factors
Added qualitative factors related to:
•Changes in the composition of the loan portfolios
•Certain industries experiencing stress or emerging concerns within the portfolio
•Loans downgraded to special mention, substandard, or non-accrual status
•Consumer auto and other vehicle portfolios loss expectation adjustment
•Other consumer portfolio loss expectation adjustment
•Certain portfolios where the model assumptions do not capture all identified loss risk

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

The current forecast includes projections on the impact of the tariffs the United States ("U.S.") administration announced and noted policy uncertainty.

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

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments for the three and six months ended June 30, 2025 and 2024, respectively, follows:

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$106,700	$60,331	$167,031	$106,769	$55,973	$162,742
Provision for credit losses on loans	185	7,734	7,919	539	22,475	23,014
Deductions:
Loans charged off	495	11,530	12,025	1,221	24,097	25,318
Less recoveries on loans	464	1,871	2,335	767	4,055	4,822
Net loan charge-offs (recoveries)	31	9,659	9,690	454	20,042	20,496
Balance June 30, 2025	$106,854	$58,406	$165,260	$106,854	$58,406	$165,260
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$17,047	$1,280	$18,327	$17,887	$1,048	$18,935
Provision for credit losses on unfunded lending commitments	(2,276)	(46)	(2,322)	(3,116)	186	(2,930)
Balance June 30, 2025	$14,771	$1,234	$16,005	$14,771	$1,234	$16,005
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$121,625	$59,640	$181,265	$121,625	$59,640	$181,265

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$105,464	$55,001	$160,465	$108,201	$54,194	$162,395
Provision for credit losses on loans	2,367	5,482	7,849	(488)	15,284	14,796
Deductions:
Loans charged off	850	11,018	11,868	1,166	21,867	23,033
Less recoveries on loans	236	1,875	2,111	670	3,729	4,399
Net loan charge-offs (recoveries)	614	9,143	9,757	496	18,138	18,634
Balance June 30, 2024	$107,217	$51,340	$158,557	$107,217	$51,340	$158,557
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$21,636	$1,450	$23,086	$23,909	$1,337	$25,246
Provision for credit losses on unfunded lending commitments	(2,273)	(108)	(2,381)	(4,546)	5	(4,541)
Balance June 30, 2024	$19,363	$1,342	$20,705	$19,363	$1,342	$20,705
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$126,580	$52,682	$179,262	$126,580	$52,682	$179,262

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2025 and December 31, 2024.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2025
Commercial:
Business	$6,325,992	$1,168	$1,114	$410	$6,328,684
Real estate – construction and land	1,404,827	145	—	426	1,405,398
Real estate – business	3,742,041	628	—	15,109	3,757,778
Personal Banking:
Real estate – personal	3,041,262	5,053	11,582	948	3,058,845
Consumer	2,130,176	23,700	3,991	—	2,157,867
Revolving home equity	360,725	1,037	690	1,977	364,429
Consumer credit card	560,937	7,288	7,926	—	576,151
Overdrafts	16,090	226	—	—	16,316
Total	$17,582,050	$39,245	$25,303	$18,870	$17,665,468
December 31, 2024
Commercial:
Business	$6,051,654	$1,501	$564	$101	$6,053,820
Real estate – construction and land	1,409,681	—	—	220	1,409,901
Real estate – business	3,640,643	5,621	—	14,954	3,661,218
Personal Banking:
Real estate – personal	3,021,017	25,267	10,885	1,026	3,058,195
Consumer	2,029,115	40,398	3,610	—	2,073,123
Revolving home equity	351,056	2,798	819	1,977	356,650
Consumer credit card	579,670	7,622	8,638	—	595,930
Overdrafts	10,953	313	—	—	11,266
Total	$17,093,789	$83,520	$24,516	$18,278	$17,220,103

At both June 30, 2025 and December 31, 2024, the Company had $2.0 million in non-accrual loans that had no allowance for credit loss. The Company did not record any interest income on non-accrual loans during the six months ended June 30, 2025 and 2024, respectively.

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

The risk category of loans in the Commercial portfolio as of June 30, 2025 and December 31, 2024 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2025
Business
Risk Rating:
Pass	$945,508	$1,186,213	$710,351	$491,234	$310,530	$401,536	$2,050,589	$6,095,961
Special mention	2,524	8,267	5,751	5,048	377	1,792	90,028	113,787
Substandard	—	1,130	5,600	19,110	9,181	8,216	75,289	118,526
Non-accrual	—	248	161	—	—	1	—	410
Total Business:	$948,032	$1,195,858	$721,863	$515,392	$320,088	$411,545	$2,215,906	$6,328,684
Gross write-offs for the six months ended June 30, 2025	$—	$184	$—	$—	$—	$10	$603	$797
Real estate-construction
Risk Rating:
Pass	$159,498	$367,770	$431,180	$381,011	$22,414	$3,548	$22,129	$1,387,550
Special mention	1,912	—	—	12,996	—	—	—	14,908
Substandard	—	—	2,514	—	—	—	—	2,514
Non-accrual	—	426	—	—	—	—	—	426
Total Real estate-construction:	$161,410	$368,196	$433,694	$394,007	$22,414	$3,548	$22,129	$1,405,398
Gross write-offs for the six months ended June 30, 2025	$—	$24	$—	$—	$—	$—	$—	$24
Real estate-business
Risk Rating:
Pass	$573,010	$632,354	$470,837	$694,361	$434,922	$594,359	$149,678	$3,549,521
Special mention	829	18,301	3,055	12,780	1,117	2,346	—	38,428
Substandard	—	958	40,611	27,393	14,163	64,642	6,953	154,720
Non-accrual	—	—	144	292	165	14,508	—	15,109
Total Real estate-business:	$573,839	$651,613	$514,647	$734,826	$450,367	$675,855	$156,631	$3,757,778
Gross write-offs for the six months ended June 30, 2025	$—	$—	$400	$—	$—	$—	$—	$400
Commercial loans
Risk Rating:
Pass	$1,678,016	$2,186,337	$1,612,368	$1,566,606	$767,866	$999,443	$2,222,396	$11,033,032
Special mention	5,265	26,568	8,806	30,824	1,494	4,138	90,028	167,123
Substandard	—	2,088	48,725	46,503	23,344	72,858	82,242	275,760
Non-accrual	—	674	305	292	165	14,509	—	15,945
Total Commercial loans:	$1,683,281	$2,215,667	$1,670,204	$1,644,225	$792,869	$1,090,948	$2,394,666	$11,491,860
Gross write-offs for the six months ended June 30, 2025	$—	$208	$400	$—	$—	$10	$603	$1,221

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
Business
Risk Rating:
Pass	$1,505,299	$956,449	$596,681	$405,669	$148,483	$350,106	$1,887,596	$5,850,283
Special mention	13,576	7,978	8,941	4,155	263	2,065	34,997	71,975
Substandard	2,218	5,596	19,145	5,069	928	10,086	88,419	131,461
Non-accrual	1	47	1	—	—	52	—	101
Total Business:	$1,521,094	$970,070	$624,768	$414,893	$149,674	$362,309	$2,011,012	$6,053,820
Gross write-offs for the year ended December 31, 2024	$200	$275	$40	$53	$—	$18	$1,387	$1,973
Real estate-construction
Risk Rating:
Pass	$419,562	$442,720	$451,606	$53,462	$3,143	$2,450	$34,075	$1,407,018
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2,663	—	—	—	—	—	2,663
Non-accrual	220	—	—	—	—	—	—	220
Total Real estate-construction:	$419,782	$445,383	$451,606	$53,462	$3,143	$2,450	$34,075	$1,409,901
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Real estate- business
Risk Rating:
Pass	$755,498	$604,936	$753,023	$448,041	$363,717	$368,350	$129,868	$3,423,433
Special mention	324	—	12,383	12,524	1,643	298	—	27,172
Substandard	1,280	23,420	36,657	18,429	4,416	104,382	7,075	195,659
Non-accrual	—	—	170	—	14,668	116	—	14,954
Total Real-estate business:	$757,102	$628,356	$802,233	$478,994	$384,444	$473,146	$136,943	$3,661,218
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$62	$—	$62
Commercial loans
Risk Rating:
Pass	$2,680,359	$2,004,105	$1,801,310	$907,172	$515,343	$720,906	$2,051,539	$10,680,734
Special mention	13,900	7,978	21,324	16,679	1,906	2,363	34,997	99,147
Substandard	3,498	31,679	55,802	23,498	5,344	114,468	95,494	329,783
Non-accrual	221	47	171	—	14,668	168	—	15,275
Total Commercial loans:	$2,697,978	$2,043,809	$1,878,607	$947,349	$537,261	$837,905	$2,182,030	$11,124,939
Gross write-offs for the year ended December 31, 2024	$200	$275	$40	$53	$—	$80	$1,387	$2,035

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of June 30, 2025 and December 31, 2024 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2025
Real estate-personal
Current to 90 days past due	$192,556	$349,967	$365,298	$386,310	$458,799	$1,285,630	$7,755	$3,046,315
Over 90 days past due	—	573	1,000	2,642	1,938	5,429	—	11,582
Non-accrual	—	—	—	—	105	843	—	948
Total Real estate-personal:	$192,556	$350,540	$366,298	$388,952	$460,842	$1,291,902	$7,755	$3,058,845
Gross write-offs for the six months ended June 30, 2025	$—	$—	$45	$35	$48	$13	$—	$141
Consumer
Current to 90 days past due	$287,128	$318,037	$306,721	$167,131	$117,950	$84,518	$872,391	$2,153,876
Over 90 days past due	80	507	435	266	99	359	2,245	3,991
Total Consumer:	$287,208	$318,544	$307,156	$167,397	$118,049	$84,877	$874,636	$2,157,867
Gross write-offs for the six months ended June 30, 2025	$7	$2,123	$1,564	$1,019	$399	$235	$1,023	$6,370
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$361,762	$361,762
Over 90 days past due	—	—	—	—	—	—	690	690
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$364,429	$364,429
Gross write-offs for the six months ended June 30, 2025	$—	$—	$—	$—	$—	$—	$15	$15
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$568,225	$568,225
Over 90 days past due	—	—	—	—	—	—	7,926	7,926
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$576,151	$576,151
Gross write-offs for the six months ended June 30, 2025	$—	$—	$—	$—	$—	$—	$16,319	$16,319
Overdrafts
Current to 90 days past due	$16,316	$—	$—	$—	$—	$—	$—	$16,316
Total Overdrafts:	$16,316	$—	$—	$—	$—	$—	$—	$16,316
Gross write-offs for the six months ended June 30, 2025	$1,252	$—	$—	$—	$—	$—	$—	$1,252
Personal banking loans
Current to 90 days past due	$496,000	$668,004	$672,019	$553,441	$576,749	$1,370,148	$1,810,133	$6,146,494
Over 90 days past due	80	1,080	1,435	2,908	2,037	5,788	10,861	24,189
Non-accrual	—	—	—	—	105	843	1,977	2,925
Total Personal banking loans:	$496,080	$669,084	$673,454	$556,349	$578,891	$1,376,779	$1,822,971	$6,173,608
Gross write-offs for the six months ended June 30, 2025	$1,259	$2,123	$1,609	$1,054	$447	$248	$17,357	$24,097

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
Real estate-personal
Current to 90 days past due	$387,119	$387,486	$404,680	$482,733	$637,115	$736,217	$10,934	$3,046,284
Over 90 days past due	665	892	1,431	1,890	3,180	2,827	—	10,885
Non-accrual	—	8	—	108	—	910	—	1,026
Total Real estate-personal:	$387,784	$388,386	$406,111	$484,731	$640,295	$739,954	$10,934	$3,058,195
Gross write-offs for the year ended December 31, 2024	$—	$82	$115	$83	$—	$22	$—	$302
Consumer
Current to 90 days past due	$418,902	$369,855	$228,189	$165,030	$72,314	$49,890	$765,333	$2,069,513
Over 90 days past due	465	584	406	213	47	367	1,528	3,610
Total Consumer:	$419,367	$370,439	$228,595	$165,243	$72,361	$50,257	$766,861	$2,073,123
Gross write-offs for the year ended December 31, 2024	$1,438	$3,109	$2,859	$1,308	$540	$255	$2,309	$11,818
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$353,854	$353,854
Over 90 days past due	—	—	—	—	—	—	819	819
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$356,650	$356,650
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$587,292	$587,292
Over 90 days past due	—	—	—	—	—	—	8,638	8,638
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$595,930	$595,930
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$30,427	$30,427
Overdrafts
Current to 90 days past due	$11,266	$—	$—	$—	$—	$—	$—	$11,266
Total Overdrafts:	$11,266	$—	$—	$—	$—	$—	$—	$11,266
Gross write-offs for the year ended December 31, 2024	$2,689	$—	$—	$—	$—	$—	$—	$2,689
Personal banking loans
Current to 90 days past due	$817,287	$757,341	$632,869	$647,763	$709,429	$786,107	$1,717,413	$6,068,209
Over 90 days past due	1,130	1,476	1,837	2,103	3,227	3,194	10,985	23,952
Non-accrual	—	8	—	108	—	910	1,977	3,003
Total Personal banking loans:	$818,417	$758,825	$634,706	$649,974	$712,656	$790,211	$1,730,375	$6,095,164
Gross write-offs for the year ended December 31, 2024	$4,127	$3,191	$2,974	$1,391	$540	$277	$32,736	$45,236

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2025 and December 31, 2024.

(In thousands)	Real Estate	Total
June 30, 2025
Commercial:
Real estate - business	$14,508	$14,508
Personal Banking:
Revolving home equity	1,977	1,977
Total	$16,485	$16,485
December 31, 2024
Commercial:
Real estate - business	$14,667	$14,667
Personal Banking:
Revolving home equity	1,977	1,977
Total	$16,644	$16,644

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

The following tables present the amortized cost at June 30, 2025 of loans that were modified during the three and six months ended June 30, 2025 and the amortized cost of at June 30, 2024 of loans that were modified during the three and six months ended June 30, 2024.

	For the Three Months Ended June 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Other	Total	% of Total Loan Category
June 30, 2025
Commercial:
Business	$35,461	$—	$—	$—	$35,461	0.6%
Real estate – business	1,122	—	—	—	1,122	—
Personal Banking:
Real estate – personal	—	3,633	—	—	3,633	0.1
Consumer	—	37	8	—	45	—
Consumer credit card	—	—	932	—	932	0.2
Total	$36,583	$3,670	$940	$—	$41,193	0.2%

	For the Six Months Ended June 30, 2025
June 30, 2025
Commercial:
Business	$52,075	$—	$—	$—	$52,075	0.8%
Real estate – business	77,440	—	—	—	77,440	2.1
Personal Banking:
Real estate – personal	—	6,810	—	—	6,810	0.2
Consumer	—	37	68	—	105	—
Consumer credit card	—	—	1,696	—	1,696	0.3
Total	$129,515	$6,847	$1,764	$—	$138,126	0.8%

	For the Three Months Ended June 30, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Other	Total	% of Total Loan Category
June 30, 2024
Commercial:
Business	$19,335	$—	$—	$—	$19,335	0.3%
Real estate – business	45,513	—	—	—	45,513	1.3
Personal Banking:
Real estate – personal	70	1,704	—	—	1,774	0.1
Consumer	—	—	30	44	74	—
Consumer credit card	—	—	1,124	—	1,124	0.2
Total	$64,918	$1,704	$1,154	$44	$67,820	0.4%

	For the Six Months Ended June 30, 2024
June 30, 2024
Commercial:
Business	$30,575	$—	$—	$—	$30,575	0.5%
Real estate – business	47,787	—	—	—	47,787	1.3
Personal Banking:
Real estate – personal	309	3,975	—	—	4,284	0.1
Consumer	—	—	58	44	102	—
Consumer credit card	—	—	1,958	—	1,958	0.3
Total	$78,671	$3,975	$2,016	$44	$84,706	0.5%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three and six months ended June 30, 2025 and June 30, 2024.

Term Extension
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Commercial:
Business	Extended maturity by a weighted average of 2 months.	Extended maturity by a weighted average of 6 months.
Real estate – business	Extended maturity by a weighted average of 12 months.	Extended maturity by a weighted average of 11 months.
Personal Banking:
Real estate – personal		Extended maturity by a weighted average of 3 months.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Commercial:
Business	Extended maturity by a weighted average of 7 months.	Extended maturity by a weighted average of 6 months.
Real estate – business	Extended maturity by a weighted average of 18 months.	Extended maturity by a weighted average of 10 months.
Personal Banking:
Real estate – personal		Extended maturity by a weighted average of 6 months.

Payment Delay
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 22 years.	Deferred certain payments by a weighted average of 4 years.
Consumer	Deferred certain payments by a weighted average of 8 years.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 23 years.	Deferred certain payments by a weighted average of 6 years.
Consumer	Deferred certain payments by a weighted average of 8 years.

Interest Rate Reduction
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Personal Banking:
Consumer	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 22% to 6%.
Consumer credit card	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 22% to 6%.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Personal Banking:
Consumer	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 22% to 6%.
Consumer credit card	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 22% to 6%.

The Company had commitments of $12.7 million and $14.9 million at June 30, 2025 and December 31, 2024, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at June 30, 2025 of loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2025 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at June 30, 2024 of loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2024 and had been modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Three Months Ended June 30, 2025					For the Six Months Ended June 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
June 30, 2025
Commercial:
Business	$44	$—	$—	$—	$44	$44	$—	$—	$—	$44
Real estate – business	14,792	—	—	—	14,792	14,792	—	—	—	14,792
Personal Banking:
Real estate – personal	—	1,822	—	—	1,822	—	2,836	—	—	2,836
Consumer	—	—	7	—	7	—	—	32	—	32
Consumer credit card	—	—	248	—	248	—	—	322	—	322
Total	$14,836	$1,822	$255	$—	$16,913	$14,836	$2,836	$354	$—	$18,026

	For the Three Months Ended June 30, 2024					For the Six Months Ended June 30, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
June 30, 2024
Personal Banking:
Real estate – personal	$—	$1,740	$—	$—	$1,740	$—	$1,956	$—	$—	$1,956
Consumer	—	—	12	—	12	—	—	12	—	12
Consumer credit card	—	—	349	12	361	—	—	457	12	469
Total	$—	$1,740	$361	$12	$2,113	$—	$1,956	$469	$12	$2,437

The following tables present the amortized cost basis at June 30, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months as well as the amortized cost basis at June 30, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the 12 months preceding June 30, 2024.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
June 30, 2025
Commercial:
Business	$81,600	$—	$45	$81,645
Real estate – business	108,690	—	14,632	123,322
Personal Banking:
Real estate – personal	9,498	1,117	1,822	12,437
Consumer	138	723	7	868
Consumer credit card	2,447	233	248	2,928
Total	$202,373	$2,073	$16,754	$221,200

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
June 30, 2024
Commercial:
Business	$32,565	$—	$—	$32,565
Real estate – business	74,512	—	—	74,512
Personal Banking:
Real estate – personal	2,129	2,004	1,740	5,873
Consumer	172	1	12	185
Consumer credit card	2,337	478	321	3,136
Total	$111,715	$2,483	$2,073	$116,271

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At June 30, 2025, the fair value of these loans was $3.5 million, and the unpaid principal balance was $3.4 million.

At June 30, 2025, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $397 thousand and $343 thousand at June 30, 2025 and December 31, 2024, respectively, and included in those amounts were $397 thousand and $343 thousand at June 30, 2025 and December 31, 2024, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $2.7 million and $2.2 million at June 30, 2025 and December 31, 2024. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at June 30, 2025 and December 31, 2024.

(In thousands)	June 30, 2025	December 31, 2024
Available for sale debt securities	$8,915,779	$9,136,853
Trading debt securities	46,630	38,034
Equity securities:
Readily determinable fair value	45,098	48,359
No readily determinable fair value	9,413	9,083
Other:
Federal Reserve Bank stock	35,736	35,545
Federal Home Loan Bank stock	10,100	10,120
Private equity investments	174,070	184,386
Total investment securities (1)	$9,236,826	$9,462,380
(1)Accrued interest receivable totaled $36.1 million and $35.0 million at June 30, 2025 and December 31, 2024, respectively, and was included within other assets on the consolidated balance sheets.

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

As a result of the exchange, the Company elected the measurement alternative approach for its Visa Class C common stock and marked the stock to fair value, recording a gain based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock. During the second quarter of 2024, the Company sold 436 thousand shares of Visa Class A common stock at an average price of $274.91, resulting in proceeds of $119.8 million. During the third quarter of 2024, the Company sold 218 thousand Visa Class A shares at an average price of $260.56, resulting of proceeds of $56.8 million. The Company sold all of the Visa Class C shares during the second and third quarters of 2024. The Company’s Visa Class B-2 common stock will continue to be carried at cost of $0 as the Company elected the measurement alternative approach for these shares as well, and there are not observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa Class B-2 shares held by the Company.

Changes in equity investments with no readily determinable fair value for each period were as follows:

	Three Months Ended June 30	Six Months Ended June 30
(In thousands)	2024	2024
Balance at beginning of period	$6,988	$6,978
Observable upward price adjustments	178,227	178,227
Observable downward price adjustments	—	—
Impairment charges	—	—
Sales of securities and other activity	(119,435)	(119,425)
Balance at end of period	$65,780	$65,780

Net gains and losses for the Company's equity securities portfolio for each period were as follows:

	Three Months Ended June 30	Six Months Ended June 30
(In thousands)	2024	2024
Net gains (losses) recognized during the period on equity securities	$178,164	$178,306
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(119,987)	(119,987)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$58,177	$58,319

Available for sale debt securities portfolio
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of June 30, 2025 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$439,321	$439,782
After 1 but within 5 years	1,429,778	1,437,921
After 5 but within 10 years	717,757	720,034
Total U.S. government and federal agency obligations	2,586,856	2,597,737
Government-sponsored enterprise obligations:
After 5 but within 10 years	35,212	30,195
After 10 years	19,820	13,953
Total government-sponsored enterprise obligations	55,032	44,148
State and municipal obligations:
Within 1 year	70,837	70,298
After 1 but within 5 years	416,047	393,723
After 5 but within 10 years	176,358	155,555
After 10 years	111,498	95,382
Total state and municipal obligations	774,740	714,958
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,991,521	3,356,039
Non-agency mortgage-backed securities	539,853	499,996
Asset-backed securities	1,516,911	1,496,323
Total mortgage and asset-backed securities	6,048,285	5,352,358
Other debt securities:
Within 1 year	24,459	24,152
After 1 but within 5 years	73,750	68,648
After 5 but within 10 years	92,265	89,325
After 10 years	24,748	24,453
Total other debt securities	215,222	206,578
Total available for sale debt securities	$9,680,135	$8,915,779

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $413.4 million, at fair value, at June 30, 2025. Interest earned on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At June 30, 2025, the fair value of securities on this watch list was $1.1 billion compared to $1.6 billion at December 31, 2024. Almost all of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the increase in interest rates since their purchase and were analyzed outside of the cash flow model. At June 30, 2025, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of June 30, 2025, the Company did not identify any securities for which a credit loss exists, and for the six months ended June 30, 2025 and 2024, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at June 30, 2025 and December 31, 2024. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At June 30, 2025, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
U.S. government and federal agency obligations	$690,639	$4,040	$291,903	$8,709	$982,542	$12,749
Government-sponsored enterprise obligations	—	—	44,148	10,884	44,148	10,884
State and municipal obligations	10,292	272	690,932	59,513	701,224	59,785
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,964	16	3,308,242	636,145	3,310,206	636,161
Non-agency mortgage-backed securities	—	—	454,609	40,278	454,609	40,278
Asset-backed securities	110,990	479	701,808	26,682	812,798	27,161
Total mortgage and asset-backed securities	112,954	495	4,464,659	703,105	4,577,613	703,600
Other debt securities	26,800	170	129,891	9,116	156,691	9,286
Total	$840,685	$4,977	$5,621,533	$791,327	$6,462,218	$796,304
December 31, 2024
U.S. government and federal agency obligations	$1,492,875	$24,662	$353,129	$17,197	$1,846,004	$41,859
Government-sponsored enterprise obligations	—	—	42,848	12,576	42,848	12,576
State and municipal obligations	14,860	230	724,587	79,685	739,447	79,915
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,882	42	3,409,405	750,664	3,413,287	750,706
Non-agency mortgage-backed securities	10	—	564,637	56,986	564,647	56,986
Asset-backed securities	219,414	2,371	1,083,938	36,824	1,303,352	39,195
Total mortgage and asset-backed securities	223,306	2,413	5,057,980	844,474	5,281,286	846,887
Other debt securities	26,390	579	198,936	12,718	225,326	13,297
Total	$1,757,431	$27,884	$6,377,480	$966,650	$8,134,911	$994,534

The entire available for sale debt portfolio included $6.5 billion of securities that were in a loss position at June 30, 2025, compared to $8.1 billion at December 31, 2024.  The total amount of unrealized loss on these securities was $796.3 million at June 30, 2025, a decrease of $198.2 million compared to the unrealized loss at December 31, 2024.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at June 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
U.S. government and federal agency obligations	$2,586,856	$23,630	$(12,749)	$—	$2,597,737
Government-sponsored enterprise obligations	55,032	—	(10,884)	—	44,148
State and municipal obligations	774,740	3	(59,785)	—	714,958
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,991,521	679	(636,161)	—	3,356,039
Non-agency mortgage-backed securities	539,853	421	(40,278)	—	499,996
Asset-backed securities	1,516,911	6,573	(27,161)	—	1,496,323
Total mortgage and asset-backed securities	6,048,285	7,673	(703,600)	—	5,352,358
Other debt securities	215,222	642	(9,286)	—	206,578
Total	$9,680,135	$31,948	$(796,304)	$—	$8,915,779
December 31, 2024
U.S. government and federal agency obligations	$2,594,130	$2,981	$(41,859)	$—	$2,555,252
Government-sponsored enterprise obligations	55,425	—	(12,576)	—	42,849
State and municipal obligations	822,790	16	(79,915)	—	742,891
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,195,182	415	(750,706)	—	3,444,891
Non-agency mortgage-backed securities	625,539	136	(56,986)	—	568,689
Asset-backed securities	1,595,797	413	(39,195)	—	1,557,015
Total mortgage and asset-backed securities	6,416,518	964	(846,887)	—	5,570,595
Other debt securities	238,563	—	(13,297)	—	225,266
Total	$10,127,426	$3,961	$(994,534)	$—	$9,136,853

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2025	2024
Proceeds from sales of securities:
Available for sale debt securities	$36,065	$1,015,845
Equity securities	—	120,012
Other investments	10,029	21,319
Total proceeds	$46,094	$1,157,176

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$4	$—
Losses realized on sales	(4,218)	(187,543)
Equity securities:
Gains (losses) on equity securities, net	1,777	178,306
Other:
Gains realized on sales	1,167	956
Losses realized on sales	(1,773)	(1,522)
Fair value adjustments, net	(4,111)	12,777
Total investment securities gains (losses), net	$(7,154)	$2,974

Net losses on investment securities for the six months ended June 30, 2025 were mainly comprised of net losses of $4.2 million on sales of available for sale securities, net losses of $606 thousand on sales of private equity investments, and net losses in fair value of $4.1 million recorded on private equity investments. These losses were partially offset by net gains of $1.8 million on equity investments.

During 2024, the Company executed a plan to to reposition a portion of its available for sale debt securities portfolio through the sale of securities with an amortized cost of $1.2 billion. The securities that the Company sold had a yield of approximately 2.1%, which resulted in a loss of $179.1 million, and the Company reinvested $928.8 million of the proceeds into U.S. Treasury securities yielding approximately 4.6%.

Pledged securities
At June 30, 2025, securities totaling $6.9 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $6.9 billion at December 31, 2024. Excluding obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2025				December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(5,365)	$—	$185	$5,550	$(5,286)	$—	$264
Mortgage servicing rights	13,611	(4,063)	—	9,548	13,673	(3,905)	—	9,768
Total	$19,161	$(9,428)	$—	$9,733	$19,223	$(9,191)	$—	$10,032

Aggregate amortization expense on intangible assets was $306 thousand and $320 thousand for the three month periods ended June 30, 2025 and 2024, respectively and was $644 thousand and $651 thousand for the six months ended June 30, 2025 and 2024, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2025. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2025	$1,250
2026	1,116
2027	966
2028	841
2029	757

Changes in the carrying amount of goodwill and other intangible assets for the six month period ended June 30, 2025 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2025	$146,539	$3,600	$264	$9,768
Originations, net of disposals	—	—	—	345
Amortization	—	—	(79)	(565)
Balance June 30, 2025	$146,539	$3,600	$185	$9,548

Goodwill allocated to the Company’s operating segments at June 30, 2025 and December 31, 2024 is shown below.

(In thousands)	June 30, 2025	December 31, 2024
Consumer segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	746	746
Total goodwill	$146,539	$146,539

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2025, that net liability was $4.0 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $610.3 million at June 30, 2025.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2025, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 to 15 years. At June 30, 2025, the fair value of the Company's guarantee liabilities for RPAs was $127 thousand, and the notional amount of the underlying swaps was $373.1 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 3 months to 13 years.

The following table provides the components of lease income.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2025	2024	2025	2024
Direct financing and sales-type leases	$9,852	$9,043	$19,695	$18,055
Operating leases(a)	4,188	4,260	8,485	8,392
Total lease income	$14,040	$13,303	$28,180	$26,447
(a) Includes rent from Tower Properties Company, a related party, of $0 and $19 thousand for the three month periods ended June 30, 2025 and 2024, respectively, and $0 and $38 thousand for the six month periods ended June 30, 2025 and 2024, respectively. Tower Properties Company was no longer a lessee of the Company as of January 1, 2025.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
Service cost	$135	$96	$271	$193
Interest cost on projected benefit obligation	1,074	1,113	2,147	2,225
Expected return on plan assets	(980)	(1,019)	(1,960)	(2,038)
Amortization of prior service cost	—	(46)	—	(91)
Amortization of unrecognized net loss (gain)	229	282	458	562
Net periodic pension cost	$458	$426	$916	$851

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first six months of 2025, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2025	2024	2025	2024
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$152,479	$139,553	$284,071	$252,216
Less income allocated to nonvested restricted stock	1,461	1,313	2,720	2,357
Net income allocated to common stock	$151,018	$138,240	$281,351	$249,859
Weighted average common shares outstanding	132,455	134,881	132,685	135,187
Basic income per common share	$1.14	$1.03	$2.12	$1.85
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$152,479	$139,553	$284,071	$252,216
Less income allocated to nonvested restricted stock	1,460	1,312	2,718	2,355
Net income allocated to common stock	$151,019	$138,241	$281,353	$249,861
Weighted average common shares outstanding	132,455	134,881	132,685	135,187
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	128	160	141	156
Weighted average diluted common shares outstanding	132,583	135,041	132,826	135,343
Diluted income per common share	$1.14	$1.03	$2.12	$1.85

Unexercised stock appreciation rights of 287 thousand and 431 thousand for the three month periods ended June 30, 2025 and 2024, respectively, and 225 thousand and 401 thousand for the six month periods ended June 30, 2025 and 2024, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2025	$(742,926)	$(12,059)	$(3,926)	$(758,911)
Other comprehensive income (loss) before reclassifications to current earnings	222,002	—	15,381	237,383
Amounts reclassified to current earnings from accumulated other comprehensive income	4,214	458	(4,905)	(233)
Current period other comprehensive income (loss), before tax	226,216	458	10,476	237,150
Income tax (expense) benefit	(56,554)	(115)	(2,619)	(59,288)
Current period other comprehensive income (loss), net of tax	169,662	343	7,857	177,862
Balance June 30, 2025	$(573,264)	$(11,716)	$3,931	$(581,049)
Balance January 1, 2024	$(915,001)	$(13,596)	$37,185	$(891,412)
Other comprehensive income (loss) before reclassifications to current earnings	(41,310)	—	(29,367)	(70,677)
Amounts reclassified to current earnings from accumulated other comprehensive income	187,543	471	(5,877)	182,137
Current period other comprehensive income (loss), before tax	146,233	471	(35,244)	111,460
Income tax (expense) benefit	(36,558)	(118)	8,811	(27,865)
Current period other comprehensive income (loss), net of tax	109,675	353	(26,433)	83,595
Balance June 30, 2024	$(805,326)	$(13,243)	$10,752	$(807,817)
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

(In thousands)	Consumer	Commercial	Wealth	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2025
Net interest income	$126,967	$127,763	$23,036	$2,381	$280,147
Provision for credit losses	(9,569)	(108)	(18)	4,098	(5,597)
Non-interest income	23,704	75,381	63,846	2,682	165,613
Investment securities gains (losses), net	—	—	—	437	437
Non-interest expense	(82,277)	(108,813)	(40,823)	(12,524)	(244,437)
Income before income taxes	$58,825	$94,223	$46,041	$(2,926)	$196,163
Six Months Ended June 30, 2025
Net interest income	$252,352	$260,878	$45,195	$(9,176)	$549,249
Provision for credit losses	(19,819)	(640)	(18)	393	(20,084)
Non-interest income	47,691	144,980	127,885	4,006	324,562
Investment securities gains (losses), net	—	—	—	(7,154)	(7,154)
Non-interest expense	(166,082)	(212,057)	(82,102)	(22,572)	(482,813)
Income before income taxes	$114,142	$193,161	$90,960	$(34,503)	$363,760
Three Months Ended June 30, 2024
Net interest income	$127,217	$125,536	$22,226	$(12,730)	$262,249
Provision for loan losses	(9,037)	(725)	3	4,291	(5,468)
Non-interest income	24,572	66,580	59,600	1,492	152,244
Investment securities gains (losses), net	—	—	—	3,233	3,233
Non-interest expense	(79,996)	(100,989)	(38,902)	(12,327)	(232,214)
Income before income taxes	$62,756	$90,402	$42,927	$(16,041)	$180,044
Six Months Ended June 30, 2024
Net interest income	$255,374	$252,223	$45,424	$(41,773)	$511,248
Provision for credit losses	(17,925)	(766)	4	8,432	(10,255)
Non-interest income	48,907	130,382	117,999	3,804	301,092
Investment securities gains (losses), net	—	—	—	2,974	2,974
Non-interest expense	(160,713)	(201,345)	(78,453)	(37,400)	(477,911)
Income before income taxes	$125,643	$180,494	$84,974	$(63,963)	$327,148

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

(In thousands)	June 30, 2025	December 31, 2024
Interest rate swaps	$1,953,737	$2,065,400
Interest rate floors	2,000,000	2,000,000
Interest rate caps	76,785	37,488
Credit risk participation agreements	540,569	503,196
Foreign exchange contracts	18,913	16,978
Mortgage loan commitments	10,346	3,060
Mortgage loan forward sale contracts	225	1,759
Forward TBA contracts	10,500	3,500
Total notional amount	$4,611,075	$4,631,381

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

As of June 30, 2025, the Company held four interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.0 billion and are forward-starting. Each of the four interest rate floors has a six-year term and a notional amount of $500.0 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031

The premium paid for the floors totaled $90.2 million. At June 30, 2025, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 6.0 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of June 30, 2025, net deferred losses on the interest rate floors totaled $13.6 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of June 30, 2025, it is expected that $11.6 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of June 30, 2025, the total realized gains on the monetized cash flow hedges remaining in AOCI was $18.9 million (pre-tax), which will be reclassified into interest income over the next 1.5 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at June 30, 2025 that is expected to be reclassified into income within the next 12 months is $16.0 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis on its consolidated balance sheets, and these are reported in other assets and other liabilities. In prior years, certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swap. There was no reduction to positive or negative fair values of cleared swaps at June 30, 2025 and December 31, 2024.

	Asset Derivatives		Liability Derivatives
	June 30, 2025	Dec. 31, 2024	June 30, 2025	Dec. 31, 2024
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$50,925	$35,544	$—	$—
Total derivatives designated as hedging instruments	$50,925	$35,544	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$22,450	$26,759	$(22,450)	$(26,759)
Interest rate caps	10	44	(10)	(44)
Credit risk participation agreements	86	35	(127)	(58)
Foreign exchange contracts	494	179	(632)	(101)
Mortgage loan commitments	254	58	—	—
Mortgage loan forward sale contracts	3	14	—	—
Forward TBA contracts	—	15	(58)	(1)
Total derivatives not designated as hedging instruments	$23,297	$27,104	$(23,277)	$(26,963)
Total	$74,222	$62,648	$(23,277)	$(26,963)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended June 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$5,015	$5,387	$(372)	Interest and fees on loans	$2,372	$6,582	$(4,210)
Total	$5,015	$5,387	$(372)	Total	$2,372	$6,582	$(4,210)
For the Six Months Ended June 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$15,381	$6,034	$9,347	Interest and fees on loans	$4,905	$13,279	$(8,374)
Total	$15,381	$6,034	$9,347	Total	$4,905	$13,279	$(8,374)
For the Three Months Ended June 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$(6,502)	$(131)	$(6,371)	Interest and fees on loans	$2,888	$7,098	$(4,210)
Total	$(6,502)	$(131)	$(6,371)	Total	$2,888	$7,098	$(4,210)
For the Six Months Ended June 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$(29,367)	$(10,108)	$(19,259)	Interest and fees on loans	$5,877	$14,297	$(8,420)
Total	$(29,367)	$(10,108)	$(19,259)	Total	$5,877	$14,297	$(8,420)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2025	2024	2025	2024
Derivative instruments:
Interest rate swaps	Other non-interest income	$642	$1,197	$747	$1,323
Credit risk participation agreements	Other non-interest income	186	(240)	178	(214)
Foreign exchange contracts	Other non-interest income	(184)	(17)	(216)	21
Mortgage loan commitments	Loan fees and sales	151	38	195	53
Mortgage loan forward sale contracts	Loan fees and sales	(1)	8	(11)	—
Forward TBA contracts	Loan fees and sales	(35)	8	(100)	14
Total		$759	$994	$793	$1,197

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
June 30, 2025
Assets:
Derivatives subject to master netting agreements	$73,832	$—	$73,832	$(11,277)	$(49,871)	$12,684
Derivatives not subject to master netting agreements	390	—	390
Total derivatives	$74,222	$—	$74,222
Liabilities:
Derivatives subject to master netting agreements	$22,797	$—	$22,797	$(11,277)	$—	$11,520
Derivatives not subject to master netting agreements	480	—	480
Total derivatives	$23,277	$—	$23,277
December 31, 2024
Assets:
Derivatives subject to master netting agreements	$62,437	$—	$62,437	$(3,780)	$(54,620)	$4,037
Derivatives not subject to master netting agreements	211	—	211
Total derivatives	$62,648	$—	$62,648
Liabilities:
Derivatives subject to master netting agreements	$26,848	$—	$26,848	$(3,780)	$—	$23,068
Derivatives not subject to master netting agreements	115	—	115
Total derivatives	$26,963	$—	$26,963

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
June 30, 2025
Total resale agreements, subject to master netting arrangements	$850,000	$—	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,470,486	—	2,470,486	—	(2,470,486)	—
December 31, 2024
Total resale agreements, subject to master netting arrangements	$625,000	$—	$625,000	$—	$(625,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,803,043	—	2,803,043	—	(2,803,043)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2025 and December 31, 2024, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2025
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$277,127	$—	$—	$277,127
Government-sponsored enterprise obligations	10,520	—	—	10,520
Agency mortgage-backed securities	1,548,484	7,100	27,250	1,582,834
Non-agency mortgage-backed securities	33,628	—	—	33,628
Asset-backed securities	456,838	21,080	28,733	506,651
Other debt securities	59,726	—	—	59,726
Total repurchase agreements, gross amount recognized	$2,386,323	$28,180	$55,983	$2,470,486
December 31, 2024
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$518,937	$—	$—	$518,937
Government-sponsored enterprise obligations	9,969	—	—	9,969
Agency mortgage-backed securities	1,641,156	9,600	22,250	1,673,006
Non-agency mortgage-backed securities	24,273	—	—	24,273
Asset-backed securities	462,841	30,623	18,227	511,691
Other debt securities	65,167	—	—	65,167
Total repurchase agreements, gross amount recognized	$2,722,343	$40,223	$40,477	$2,803,043

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $4.1 million and $4.2 million in the three months ended June 30, 2025 and 2024 respectively, and $8.5 million in the six months ended both June 30, 2025 and 2024, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2025, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	1,252,653	$55.41
Granted	287,040	65.29
Vested	(241,921)	55.05
Forfeited	(28,060)	57.18
Nonvested at June 30, 2025	1,269,712	$57.68

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

Weighted per share average fair value at grant date	$19.72
Assumptions:
Dividend yield	1.7%
Volatility	29.6%
Risk-free interest rate	4.1%
Expected term	6.0 years

A summary of SAR activity during the first six months of 2025 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	841,962	$48.90
Granted	38,770	64.93
Forfeited	(2,200)	54.70
Expired	(1,518)	54.82
Exercised	(54,848)	39.13
Outstanding at June 30, 2025	822,166	$50.28	5.2 years	$9,881

14. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the six months ended June 30, 2025, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
Trust fees	$55,571	$52,291	$112,163	$103,396
Bank card transaction fees	46,362	47,477	91,955	94,407
Deposit account charges and other fees	26,248	25,325	52,870	49,476
Consumer brokerage services	5,383	4,478	10,168	8,886
Other non-interest income	18,817	12,325	33,208	22,841
Total non-interest income from contracts with customers	152,381	141,896	300,364	279,006
Other non-interest income (1)	13,232	10,348	24,198	22,086
Total non-interest income	$165,613	$152,244	$324,562	$301,092
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

The following table presents the opening and closing receivable balances for the six month periods ended June 30, 2025 and 2024 for the Company’s significant revenue from contracts with customers.

(In thousands)	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Bank card transaction fees	$14,296	$17,754	$15,824	$18,069
Trust fees	1,937	2,165	2,174	1,764
Deposit account charges and other fees	8,039	7,897	7,366	6,588
Consumer brokerage services	—	—	—	8

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the June 30, 2025 and December 31, 2024 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2025 or the year ended December 31, 2024.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Assets:
Residential mortgage loans held for sale	$3,488	$—	$3,488	$—
Available for sale debt securities:
U.S. government and federal agency obligations	2,597,737	2,597,737	—	—
Government-sponsored enterprise obligations	44,148	—	44,148	—
State and municipal obligations	714,958	—	714,008	950
Agency mortgage-backed securities	3,356,039	—	3,356,039	—
Non-agency mortgage-backed securities	499,996	—	499,996	—
Asset-backed securities	1,496,323	—	1,496,323	—
Other debt securities	206,578	—	206,578	—
Trading debt securities	46,630	12,941	33,689	—
Equity securities	45,098	45,098	—	—
Private equity investments	174,070	—	—	174,070
Derivatives *	74,222	—	73,882	340
Assets held in trust for deferred compensation plan	22,456	22,456	—	—
Total assets	9,281,743	2,678,232	6,428,151	175,360
Liabilities:
Derivatives *	23,277	—	23,150	127
Liabilities held in trust for deferred compensation plan	22,456	22,456	—	—
Total liabilities	$45,733	$22,456	$23,150	$127
December 31, 2024
Assets:
Residential mortgage loans held for sale	$2,981	$—	$2,981	$—
Available for sale debt securities:
U.S. government and federal agency obligations	2,555,252	2,555,252	—	—
Government-sponsored enterprise obligations	42,849	—	42,849	—
State and municipal obligations	742,891	—	741,927	964
Agency mortgage-backed securities	3,444,891	—	3,444,891	—
Non-agency mortgage-backed securities	568,689	—	568,689	—
Asset-backed securities	1,557,015	—	1,557,015	—
Other debt securities	225,266	—	225,266	—
Trading debt securities	38,034	10,219	27,815	—
Equity securities	48,359	48,359	—	—
Private equity investments	184,386	—	—	184,386
Derivatives *	62,648	—	62,555	93
Assets held in trust for deferred compensation plan	21,849	21,849	—	—
Total assets	9,495,110	2,635,679	6,673,988	185,443
Liabilities:
Derivatives *	26,963	—	26,905	58
Liabilities held in trust for deferred compensation plan	21,849	21,849	—	—
Total liabilities	$48,812	$21,849	$26,905	$58
* The fair value of each class of derivative is shown in Note 11.

The changes in the Company's Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended June 30, 2025
Balance March 31, 2025	$947	$175,618	$176,565
Total gains (losses) realized/unrealized:
Included in earnings	—	4,414	4,414
Included in other comprehensive income *	2	—	2
Discount accretion	1	—	1
Purchases of private equity investments	—	728	728
Sale/pay down of private equity investments	—	(6,707)	(6,707)
Capitalized interest/dividends	—	17	17
Balance June 30, 2025	$950	$174,070	$175,020
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2025	$—	$4,414	$4,414
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2025	$2	$—	$2
For the six months ended June 30, 2025
Balance January 1, 2025	$964	$184,386	$185,350
Total gains (losses) realized/unrealized:
Included in earnings	—	(4,111)	(4,111)
Included in other comprehensive income *	(16)	—	(16)
Discount accretion	2	—	2
Purchases of private equity investments	—	6,426	6,426
Sale/pay down of private equity investments	—	(12,665)	(12,665)
Capitalized interest/dividends	—	34	34
Balance June 30, 2025	$950	$174,070	$175,020
Total gains (losses) for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2025	$—	$(3,312)	$(3,312)
*Total gains (losses) for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2025	$(16)	$—	$(16)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended June 30, 2024
Balance March 31, 2024	$956	$183,706	$184,662
Total gains (losses) realized/unrealized:
Included in earnings	—	5,677	5,677
Included in other comprehensive income *	(4)	—	(4)
Discount accretion	1	—	1
Purchases of private equity investments	—	1,470	1,470
Sale/pay down of private equity investments	—	(12,564)	(12,564)
Capitalized interest/dividends	—	32	32
Balance at June 30, 2024	$953	$178,321	$179,274
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024	$—	$5,677	$5,677
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024	$(4)	$—	$(4)
For the six months ended June 30, 2024
Balance January 1, 2024	$947	$176,667	$177,614
Total gains (losses) realized/unrealized:
Included in earnings	—	12,777	12,777
Included in other comprehensive income *	5	—	5
Discount accretion	1	—	1
Purchases of private equity investments	—	10,947	10,947
Sale/pay down of private equity investments	—	(21,964)	(21,964)
Capitalized interest/dividends	—	(106)	(106)
Balance at June 30, 2024	$953	$178,321	$179,274
Total gains (losses) for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024	$—	$11,002	$11,002
*Total gains (losses) for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024	$5	$—	$5
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Company's Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Investment Securities Gains (Losses), Net
For the three months ended June 30, 2025
Total gains or losses included in earnings	$4,414
Change in unrealized gains or losses relating to assets still held at June 30, 2025	$4,414
For the six months ended June 30, 2025
Total gains or losses included in earnings	$(4,111)
Change in unrealized gains or losses relating to assets still held at June 30, 2025	$(3,312)
For the three months ended June 30, 2024
Total gains or losses included in earnings	$5,677
Change in unrealized gains or losses relating to assets still held at June 30, 2024	$5,677
For the six months ended June 30, 2024
Total gains or losses included in earnings	$12,777
Change in unrealized gains or losses relating to assets still held at June 30, 2024	$11,002

Level 3 Inputs
The Company's Level 3 measurements at June 30, 2025, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	3.8	-	6.0	5.0
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first six months of 2025 and 2024, and still held as of June 30, 2025 and 2024, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2025 and 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2025
Collateral dependent loans	$251	$—	$—	$251	$(147)

June 30, 2024
Collateral dependent loans	$15,081	$—	$—	$15,081	$(2,850)
Equity securities	58,376	—	57,185	1,191	58,241

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2025 and December 31, 2024:

	Carrying Amount	Estimated Fair Value at June 30, 2025
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,328,684	$—	$—	$6,254,565	$6,254,565
Real estate - construction and land	1,405,398	—	—	1,381,719	1,381,719
Real estate - business	3,757,778	—	—	3,697,770	3,697,770
Real estate - personal	3,058,845	—	—	2,762,320	2,762,320
Consumer	2,157,867	—	—	2,142,476	2,142,476
Revolving home equity	364,429	—	—	361,334	361,334
Consumer credit card	576,151	—	—	520,865	520,865
Overdrafts	16,316	—	—	16,180	16,180
Total loans	17,665,468	—	—	17,137,229	17,137,229
Loans held for sale	3,592	—	3,592	—	3,592
Investment securities	9,227,413	2,655,776	6,350,781	220,856	9,227,413
Securities purchased under agreements to resell	850,000	—	—	876,442	876,442
Interest earning deposits with banks	2,624,264	2,624,264	—	—	2,624,264
Cash and due from banks	522,049	522,049	—	—	522,049
Derivative instruments	74,222	—	73,882	340	74,222
Assets held in trust for deferred compensation plan	22,456	22,456	—	—	22,456
Total	$30,989,464	$5,824,545	$6,428,255	$18,234,867	$30,487,667
Financial Liabilities
Non-interest bearing deposits	$7,393,559	$7,393,559	$—	$—	$7,393,559
Savings, interest checking and money market deposits	15,727,549	15,727,549	—	—	15,727,549
Certificates of deposit	2,372,920	—	—	2,399,532	2,399,532
Federal funds purchased	125,975	125,975	—	—	125,975
Securities sold under agreements to repurchase	2,470,486	—	—	2,473,298	2,473,298
Other borrowings	14,975	359	14,616	—	14,975
Derivative instruments	23,277	—	23,150	127	23,277
Liabilities held in trust for deferred compensation plan	22,456	22,456	—	—	22,456
Total	$28,151,197	$23,269,898	$37,766	$4,872,957	$28,180,621

	Carrying Amount	Estimated Fair Value at December 31, 2024
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,053,820	$—	$—	$5,943,565	$5,943,565
Real estate - construction and land	1,409,901	—	—	1,384,029	1,384,029
Real estate - business	3,661,218	—	—	3,558,862	3,558,862
Real estate - personal	3,058,195	—	—	2,738,880	2,738,880
Consumer	2,073,123	—	—	2,053,191	2,053,191
Revolving home equity	356,650	—	—	353,731	353,731
Consumer credit card	595,930	—	—	549,874	549,874
Overdrafts	11,266	—	—	11,120	11,120
Total loans	17,220,103	—	—	16,593,252	16,593,252
Loans held for sale	3,242	—	3,242	—	3,242
Investment securities	9,453,297	2,613,830	6,608,452	231,015	9,453,297
Federal funds sold	3,000	3,000	—	—	3,000
Securities purchased under agreements to resell	625,000	—	—	622,021	622,021
Interest earning deposits with banks	2,624,553	2,624,553	—	—	2,624,553
Cash and due from banks	748,357	748,357	—	—	748,357
Derivative instruments	62,648	—	62,555	93	62,648
Assets held in trust for deferred compensation plan	21,849	21,849	—	—	21,849
Total	$30,762,049	$6,011,589	$6,674,249	$17,446,381	$30,132,219
Financial Liabilities
Non-interest bearing deposits	$8,150,669	$8,150,669	$—	$—	$8,150,669
Savings, interest checking and money market deposits	14,754,571	14,754,571	—	—	14,754,571
Certificates of deposit	2,388,404	—	—	2,409,537	2,409,537
Federal funds purchased	123,715	123,715	—	—	123,715
Securities sold under agreements to repurchase	2,803,043	—	—	2,806,428	2,806,428
Derivative instruments	26,963	—	26,905	58	26,963
Liabilities held in trust for deferred compensation plan	21,849	21,849	—	—	21,849
Total	$28,269,214	$23,050,804	$26,905	$5,216,023	$28,293,732

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at June 30, 2025, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2024 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be attained for any other period.

Pending Acquisition
On June 16, 2025, the Company and FineMark Holdings, Inc. ("FineMark") announced they entered into a definitive merger agreement ("Merger Agreement") in which the Company will acquire all outstanding shares of FineMark in an all-stock transaction ("Merger"). Immediately after the merger, FineMark's wholly-owned subsidiary, FineMark National Bank & Trust will merge into the Bank ("Bank Merger"). FineMark is headquartered in Fort Meyers, Florida and has 13 banking offices in Florida, Arizona, and South Carolina. As of June 30, 2025, FineMark disclosed that it had total assets of $3.9 billion (including $2.6 billion in loans), $3.5 billion of total liabilities (including $3.1 billion in deposits), and $373 million of total shareholders' equity. Under the terms of the agreement, the shareholders of FineMark will receive a fixed exchange ratio of .690 shares of Company common stock for each share of FineMark common stock. The transaction is valued at approximately $585 million (with the price based on the closing price of the Company's common shares as of June 13, 2025, the last trading day before the public announcement of the merger). The transaction remains subject to regulatory approval, approval of FineMark shareholders and other customary closing conditions. Pending these approvals, the transaction is anticipated to close on January 1, 2026.

In connection with the acquisition, the Company incurred merger-related expenses consisting predominantly of professional services for investment banking, legal, and other services associated with the pending transaction that totaled $1.9 million in the second quarter of 2025.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area; changes in policies by regulatory agencies; governmental legislation and regulation; fluctuations in interest rates; changes in liquidity requirements; demand for loans in the Company's market area; changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats; risks related to the proposed Merger with FineMark including, among others, (i) failure to complete the Merger or unexpected delays related to the merger or either party’s inability to satisfy closing conditions required to complete the Merger, (ii) certain restrictions during the pendency of the proposed Merger that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iii) diversion of management’s attention from ongoing business operations and opportunities, (iv) cost savings and any revenue synergies from the Merger may not be fully realized or may take longer than anticipated to be realized, (v) deposits attrition, customer or employee loss and/or revenue loss as a result of the proposed Merger, and (vi) expenses related to the proposed Merger being greater than expected; and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 Annual Report on Form 10-K and Part II, Item 1A. - "Risk Factors" in this report.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2025	2024		2025	2024
Per Share Data
Net income per common share — basic	$1.14	$1.03	*	$2.12	$1.85	*
Net income per common share — diluted	1.14	1.03	*	2.12	1.85	*
Cash dividends on common stock	.275	.257	*	.550	.514	*
Book value per common share				27.43	23.31	*
Market price				62.17	53.12	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	70.22%	70.73%		69.80%	70.30%
Non-interest bearing deposits to total deposits	29.52	30.05		29.45	30.01
Equity to loans (1)	20.09	17.64		19.83	17.44
Equity to deposits	14.11	12.48		13.84	12.26
Equity to total assets	11.23	10.02		10.97	9.82
Return on total assets	1.95	1.86		1.82	1.67
Return on equity	17.40	18.52		16.63	16.98
(Based on end-of-period data)
Non-interest income to revenue (2)	37.15	36.73		37.14	37.06
Efficiency ratio (3)	54.77	55.95		55.18	58.75
Tier I common risk-based capital ratio				17.17	16.19
Tier I risk-based capital ratio				17.17	16.19
Total risk-based capital ratio				17.94	16.96
Tangible common equity to tangible assets ratio (4)				10.86	9.82
Tier I leverage ratio				12.75	12.13
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

	June 30
(Dollars in thousands)	2025	2024
Total equity	$3,660,114	$3,158,335
Less non-controlling interest	19,542	20,600
Less goodwill	146,539	146,539
Less intangible assets*	3,785	3,952
Total tangible common equity (a)	$3,490,248	$2,987,244
Total assets	$32,284,247	$30,569,358
Less goodwill	146,539	146,539
Less intangible assets*	3,785	3,952
Total tangible assets (b)	$32,133,923	$30,418,867
Tangible common equity to tangible assets ratio (a)/(b)	10.86%	9.82%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2025	2024	% change	2025	2024	% change
Net interest income (expense)	$280,147	$262,249	6.8%	$549,249	$511,248	7.4%
Provision for credit losses	(5,597)	(5,468)	2.4	(20,084)	(10,255)	95.8
Non-interest income	165,613	152,244	8.8	324,562	301,092	7.8
Investment securities gains (losses), net	437	3,233	(86.5)	(7,154)	2,974	N.M.
Non-interest expense	(244,437)	(232,214)	5.3	(482,813)	(477,911)	1.0
Income taxes	(42,400)	(38,602)	9.8	(79,364)	(70,254)	13.0
Non-controlling interest income (expense)	(1,284)	(1,889)	(32.0)	(325)	(4,678)	(93.1)
Net income attributable to Commerce Bancshares, Inc.	$152,479	$139,553	9.3%	$284,071	$252,216	12.6%

For the quarter ended June 30, 2025, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $152.5 million, an increase of $12.9 million, or 9.3%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.95%, the annualized return on average equity was 17.40%, and the efficiency ratio was 54.77%. Diluted earnings per common share was $1.14 per share in the current quarter, an increase of 10.7% compared to $1.03 per share in the second quarter of 2024, and increased 16.3% compared to $0.98 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $17.9 million, or 6.8%, mainly due to increases in interest income on investment securities and securities purchased under agreements to resell ("resale agreements") of $9.2 million and $6.1 million, respectively, partly offset by a decrease in interest income on loans of $7.0 million. Interest expense on deposits and interest expense on borrowings also decreased $11.0 million and $4.6 million, respectively. The provision for credit losses increased $129 thousand, or 2.4%, compared to the same quarter in the prior year. Non-interest income increased $13.4 million, or 8.8%, compared to the second quarter of 2024, mainly due to increases in trust fees and capital market fees of $3.3 million and $1.4 million, respectively, along with $5.5 million in gains on the sale of assets. Net gains on investment securities totaled $437 thousand in the current quarter compared to net gains of $3.2 million in the same quarter of last year. Securities gains in the current quarter primarily resulted from net gains in fair value of $4.4 million recorded on private equity investments which were partly offset by net losses of $4.2 million on sales of available for sale debt securities. Non-interest expense increased $12.2 million, or 5.3%, over the second quarter of 2024, mainly due to higher salaries expense, professional and other services expense, and data processing and software expense, partly offset by a non-recurring charitable donation made during the prior year.

Net income for the first six months of 2025 totaled $284.1 million, an increase of $31.9 million, or 12.6% from the same period last year. Diluted earnings per common share was $2.12, an increase of 14.6% compared to $1.85 per share in the same period last year. For the first six months of 2025, the annualized return on average assets was 1.82%, the annualized return on average equity was 16.63% and the efficiency ratio was 55.18%. Net interest income increased $38.0 million, or 7.4%, over the same period last year. This growth was largely due to an increase in interest income on investment securities and securities purchased under agreements to resell ("resale agreements") of $19.7 million and $11.9 million, respectively, partly offset by a decline in interest income on loans of $17.5 million. Interest expense on deposits and interest expense on borrowings also decreased $20.3 million and $9.8 million, respectively, over the same period last year. The provision for credit losses was $20.1 million for the first six months of 2025, compared to a provision of $10.3 million in the same period last year. Non-interest income increased $23.5 million, or 7.8%, from the first six months of last year largely due to increases in trust fees, deposit fees, and capital market fees. Non-interest expense increased $4.9 million, or 1.0%, over the first six months of last year mainly due to increases in salaries and benefits expense and professional and other services expense, partly offset by non-recurring litigation settlement expense during the prior year.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2025 vs. 2024			Six Months Ended June 30, 2025 vs. 2024
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$4,393	$(6,127)	$(1,734)	$8,041	$(11,849)	$(3,808)
Real estate - construction and land	(849)	(3,362)	(4,211)	(2,033)	(7,446)	(9,479)
Real estate - business	411	(3,062)	(2,651)	(517)	(6,960)	(7,477)
Real estate - personal	40	2,067	2,107	185	4,292	4,477
Consumer	344	(580)	(236)	341	(237)	104
Revolving home equity	691	(228)	463	1,387	(662)	725
Consumer credit card	242	(1,026)	(784)	160	(2,047)	(1,887)
Overdrafts	—	—	—	—	—	—
Total interest on loans	5,272	(12,318)	(7,046)	7,564	(24,909)	(17,345)
Loans held for sale	(19)	13	(6)	(44)	21	(23)
Investment securities:
U.S. government and federal agency securities	17,867	(4,913)	12,954	29,827	4,788	34,615
Government-sponsored enterprise obligations	(4)	—	(4)	(5)	(2)	(7)
State and municipal obligations	(1,445)	112	(1,333)	(4,008)	228	(3,780)
Mortgage-backed securities	(4,754)	35	(4,719)	(10,757)	(1,435)	(12,192)
Asset-backed securities	(1,248)	4,879	3,631	(3,811)	9,158	5,347
Other securities	(1,485)	157	(1,328)	(2,136)	(2,307)	(4,443)
Total interest on investment securities	8,931	270	9,201	9,110	10,430	19,540
Federal funds sold	(24)	(1)	(25)	—	(6)	(6)
Securities purchased under agreements to resell	4,373	1,722	6,095	6,240	5,639	11,879
Interest earning deposits with banks	(860)	(5,134)	(5,994)	5,234	(11,411)	(6,177)
Total interest income	17,673	(15,448)	2,225	28,104	(20,236)	7,868
Interest expense:
Deposits:
Savings	(4)	(24)	(28)	(10)	(46)	(56)
Interest checking and money market	4,234	(9,200)	(4,966)	7,976	(16,091)	(8,115)
Certificates of deposit of less than $100,000	118	(2,196)	(2,078)	633	(3,970)	(3,337)
Certificates of deposit of $100,000 and over	(971)	(3,007)	(3,978)	(3,405)	(5,350)	(8,755)
Total interest on deposits	3,377	(14,427)	(11,050)	5,194	(25,457)	(20,263)
Federal funds purchased	(1,826)	(327)	(2,153)	(4,502)	(686)	(5,188)
Securities sold under agreements to repurchase	996	(3,436)	(2,440)	2,776	(7,430)	(4,654)
Other borrowings	(3)	21	18	—	19	19
Total interest expense	2,544	(18,169)	(15,625)	3,468	$(33,554)	$(30,086)
Net interest income, fully taxable-equivalent basis	$15,129	$2,721	$17,850	$24,636	$13,318	$37,954

Net interest income in the second quarter of 2025 was $280.1 million, an increase of $17.9 million over the second quarter of 2024. On a fully taxable-equivalent (FTE) basis, net interest income totaled $282.4 million in the second quarter of 2025, up $17.9 million over the same period last year and up $11.0 million over the previous quarter. The increase in net interest income compared to the second quarter of 2024 was mainly due to higher interest income earned on investment securities (FTE) of $9.2 million and lower deposit interest expense of $11.1 million, partly offset by lower interest income earned on loans (FTE) of $7.0 million. The increase in total interest earned on investment securities (FTE) was mainly the result of higher average balances of U.S. government and federal agency securities, while the decrease in deposit interest expense was due to lower average rates paid, partly offset by higher average balances. Interest income earned on loans (FTE) decreased mainly due to lower average rates, partly offset by higher average balances. The Company's net yield on earning assets (FTE) was 3.70% in the current quarter compared to 3.55% in the second quarter of 2024.

Total interest income (FTE) increased $2.2 million over the second quarter of 2024. Interest income on loans (FTE) was $262.1 million during the second quarter of 2025, a decrease of $7.0 million, or 2.6%, from the same quarter last year. The decrease in loan interest income from the same quarter of last year was primarily due to a decline of 29 basis points in the average rate earned, partly offset by growth of $321.3 million, or 1.9%, in average loan balances. Most of the decrease in interest income occurred in the construction and land, business real estate and business loan categories. The largest decrease to interest income occurred in construction and land loan interest, which declined $4.2 million due to a 97 basis point decrease in the average rate earned, coupled with a decline in average balances of $40.7 million, or 2.8%. Business real estate loan interest income decreased $2.7 million due to a decrease of 34 basis points in the average rate earned, slightly offset by higher average balances of $26.3 million. Business loan interest income declined $1.7 million due to a 39 basis point decrease in the average rate earned, partly offset by higher average balances of $266.9 million, or 4.5%. Consumer credit card loan interest income declined $784 thousand mainly due to a 78 basis point decrease in the average rate earned. These decreases in interest income were partly offset by an increase in personal real estate loan interest income of $2.1 million mainly due to a 26 basis point increase in the average rate earned.

Interest income on investment securities (FTE) was $80.6 million during the second quarter of 2025, which was an increase of $9.2 million over the same quarter last year. The increase in interest income occurred mainly in interest earned on U.S. government and federal agency securities which grew $13.0 million due to a $1.4 billion increase in average balances, partly offset by a 76 basis point decrease in the average rate earned. Interest income related to the Company's U.S. Treasury inflation-protected securities, which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), decreased $2.8 million from the same quarter last year. Interest income earned on asset-backed securities grew $3.6 million due to a 123 basis point increase in the average rate earned, partly offset by a decrease in average balances of $200.2 million, or 11.2%. These increases to interest income were partly offset by a decline in interest income on mortgage-backed securities of $4.7 million, driven by lower average balances of $912.4 million, or 16.4%. In addition, the Company recorded a $1.0 million adjustment to premium amortization at June 30, 2025, which increased interest income and reflected slower forward prepayment speed estimates on mortgage-backed securities. This increase was higher than the $740 thousand adjustment increasing income in the same quarter last year. Interest income earned on state and municipal obligations declined $1.3 million mainly due to a $289.9 million, or 27.1%, decrease in average balances. Interest earned on other securities decreased $1.3 million mainly due to a $207.8 million, or 27.1%, decrease in average balances. Additionally, the average rate earned on investment securities during the three months ended June 30, 2025 increased 41 basis points over the same period in the prior year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $10.2 billion in the second quarter of 2025, compared to $10.4 billion in the second quarter of 2024.

Interest income on securities purchased under agreements to resell increased $6.1 million over the same quarter last year, due to an increase of 81 basis points in the average rate earned and growth of $546.4 million in the average balance. Interest income on deposits at the Federal Reserve decreased $6.0 million mainly due to a decline of 102 basis points in average rate earned.

The average fully taxable-equivalent yield on total interest earning assets was 4.90% in the second quarter of 2025, down from 4.98% in the second quarter of 2024.

Total interest expense decreased $15.6 million compared to the second quarter of 2024 due to decreases of $11.1 million in interest expense on interest bearing deposits and $4.6 million in interest expense on borrowings. The decrease in deposit interest expense resulted from lower interest expense on certificates of deposit of $6.1 million due to a 78 basis point decline in the average rate paid and a decrease of $140.1 million, or 5.6%, in average balances. Interest expense on interest checking and money market deposit accounts decreased $5.0 million due to a 24 basis point decline in average rates paid, partly offset by an increase of $739.5 million, or 5.6%, in average balances. The overall rate paid on total deposits decreased 32 basis points from the same quarter last year. Interest expense on federal funds purchased decreased $2.2 million due to lower average balances of $135.2 million and a 105 basis point decline in the average rate paid. Interest expense on customer repurchase agreements decreased $2.4 million due to a 59 basis point decline in the average rate paid, partly offset by growth of $116.2 million in the average balance. The overall average rate incurred on all interest bearing liabilities was 1.83% and 2.21% in the second quarters of 2025 and 2024, respectively.

Net interest income (FTE) for the first six months of 2025 was $553.8 million compared to $515.9 million for the same period in 2024. For the first six months of 2025, the net interest margin was 3.63% compared to 3.44% for the same period in 2024.

Total interest income (FTE) for the first six months of 2025 increased $7.9 million over the same period last year mainly due to higher interest income on investment securities (FTE) and securities purchased under agreements to resell, partly offset by lower interest income on loans (FTE) and deposit balances at the Federal Reserve. Loan interest income (FTE) decreased $17.3 million, or 3.2%, due to a 28 basis point decrease in the average rate earned, partly offset by a $242.7 million, or 1.4%, increase in average loan balances. The decrease in interest earned occurred in the construction and land, business real estate, business and consumer credit card loan categories, partly offset by an increase in the personal real estate loan category. Interest income on investment securities (FTE) increased $19.5 million mainly due to a 48 basis point increase in the average rate earned and an increase of $1.6 billion in average balances of U.S. government and federal agency securities. Interest earned on U.S. government and federal agency securities increased $34.6 million due to higher average balances and an increase in the average rate earned, while interest earned on asset-backed securities increased $5.4 million due to higher average rates earned, partly offset by a decrease in average balances. These increases in interest income on investment securities were partly offset by a decreases in interest earned on mortgage-backed and securities and state and municipal obligations of $12.2 million and $3.8 million, respectively, mainly due to decreases in average balances. Interest earned on other securities decreased $4.4 million due to declines in both average balances and rates earned. Higher interest income of $11.9 million was earned on securities purchased under agreements to resell, which saw growth in both average balances and rates earned. Interest income on balances at the Federal Reserve decreased $6.2 million due to a 102 basis point decline in the average rate earned, partly offset by a $192.6 million increase in the average balance invested.

Total interest expense for the first six months of 2025 decreased $30.1 million compared to the same period last year. Interest expense on deposits decreased $20.3 million, due to a 28 basis point decline in the average rate paid, partly offset by a $504.5 million increase in average balances. Interest expense on borrowings decreased $9.8 million, due lower interest expense on federal funds purchased of $5.2 million, mainly due to lower average balances, while interest expense on securities sold under agreements to repurchase declined $4.7 million due to lower average rates paid, partly offset by higher average balances. The overall cost of total interest bearing liabilities increased to 1.86% compared to 2.21% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30		Increase (Decrease)		Six Months Ended June 30		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	% change	2025	2024	Amount	% change
Trust fees	$55,571	$52,291	$3,280	6.3%	$112,163	$103,396	$8,767	8.5%
Bank card transaction fees	46,362	47,477	(1,115)	(2.3)	91,955	94,407	(2,452)	(2.6)
Deposit account charges and other fees	26,248	25,325	923	3.6	52,870	49,476	3,394	6.9
Capital market fees	6,175	4,760	1,415	29.7	11,287	8,652	2,635	30.5
Consumer brokerage services	5,383	4,478	905	20.2	10,168	8,886	1,282	14.4
Loan fees and sales	3,419	3,431	(12)	(.3)	6,823	6,572	251	3.8
Other	22,455	14,482	7,973	55.1	39,296	29,703	9,593	32.3
Total non-interest income	$165,613	$152,244	$13,369	8.8%	$324,562	$301,092	$23,470	7.8%
Non-interest income as a % of total revenue*	37.2%	36.7%			37.1%	37.1%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the six month periods ended June 30, 2025 and 2024.

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in thousands)	2025	2024	$ change	% change	2025	2024	$ change	% change
Net debit card fees	$11,260	$11,383	$(123)	(1.1)%	$21,548	$21,788	$(240)	(1.1)%
Net credit card fees	3,242	4,033	(791)	(19.6)	6,850	7,805	(955)	(12.2)
Net merchant fees	5,934	5,865	69	1.2	11,701	11,112	589	5.3
Net corporate card fees	25,926	26,196	(270)	(1.0)	51,856	53,702	(1,846)	(3.4)
Total bank card transaction fees	$46,362	$47,477	$(1,115)	(2.3)%	$91,955	$94,407	$(2,452)	(2.6)%

For the second quarter of 2025, total non-interest income amounted to $165.6 million compared to $152.2 million in the same quarter last year, which was an increase of $13.4 million, or 8.8%. The increase was mainly due to higher trust fees, capital market fees and gains on sales of assets. Trust fees increased $3.3 million, or 6.3%, mainly due to growth of $2.7 million in private client trust fees. Bank card transaction fees for the current quarter declined $1.1 million, or 2.3%, from the same period last year. Net credit card fees decreased $791 thousand mainly due to higher rewards expense. Net corporate card fees declined $270 thousand mainly due to lower interchange income, partly offset by lower rewards expense. Net debit card fees decreased $123 thousand mainly due to higher network expense, while net merchant fees increased $69 thousand mainly due to lower network expense. Compared to the second quarter of last year, deposit account fees increased $923 thousand, or 3.6%, mainly due to higher corporate cash management fees of $910 thousand. Capital market fees increased $1.4 million, or 29.7%, mainly due to higher trading securities and underwriting income, while consumer brokerage fees increased $905 thousand, or 20.2%, mainly due to higher annuity and advisory fees. Other non-interest income increased $8.0 million, or 55.1%, mainly due to increases of $5.5 million in gains on sales of assets and $956 thousand in tax credit sales income. Additionally, higher fair value adjustments of $1.3 million were recorded on the Company's deferred compensation plan assets and liabilities, which affect both other income and other expense.

Non-interest income for the first six months of 2025 was $324.6 million compared to $301.1 million in the first six months of 2024, which was an increase of $23.5 million, or 7.8%. The increase was mainly due to higher trust fees, deposit account fees and gains on sales of assets, partly offset by lower net bank card fees. Trust fees increased $8.8 million, or 8.5%, mainly due to higher private client and institutional trust fees. Bank card transaction fees for the current year declined $2.5 million, or 2.6%, from the same period last year, mainly due to decreases of $1.8 million in net corporate card fees and $955 thousand in net credit card fees, partly offset by an increase in net merchant fees of $589 thousand. Deposit account fees increased $3.4 million, or 6.9%, mainly due to higher corporate cash management fees. Capital market fees increased $2.6 million, or 30.5%, mainly due to higher trading securities and underwriting income. Consumer brokerage fees increased $1.3 million, or 14.4%, mainly due to higher annuity and advisory fees, while loan fees and sales increased $251 thousand, or 3.8%. Other non-interest income increased $9.6 million, or 32.3%, mainly due to increases of $8.0 million in gains on sales of assets, $769 thousand in tax credit sales income and $568 thousand in cash sweep commissions. In addition, increases of $765 thousand in fair value adjustments were recorded the Company's deferred compensation plan assets and liabilities.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
Net gains (losses) on sales of available for sale debt securities	$(4,218)	$(179,073)	$(4,214)	$(187,543)
Net gains (losses) on equity securities	1,874	178,164	1,777	178,306
Net gains (losses) on sales of private equity investments	(1,633)	(1,535)	(606)	(566)
Fair value adjustments on private equity investments	4,414	5,677	(4,111)	12,777
Total investment securities gains (losses), net	$437	$3,233	$(7,154)	$2,974

Net gains and losses on investment securities, which were recognized in earnings during the three months ended June 30, 2025 and 2024, are shown in the table above. Net securities gains of $437 thousand were reported in the second quarter of 2025, compared to net gains of $3.2 million in the same period last year. The net gains in the second quarter of 2025 were mainly comprised of net gains in fair value of $4.4 million recorded on private equity investments and net gains of $1.9 million on equity securities. These gains were largely offset by net losses of $4.2 million on sales of available for sale debt securities and net losses on sales of $1.6 million on sales of private equity investments. The net gains on investment securities for the same quarter last year were primarily comprised of net gains of $178.2 million on equity investments, primarily Visa Class C shares, and net gains in fair value of $5.7 million recorded on private equity investments, mostly offset by net losses of $179.1 million on the sale of available for sale securities as part of the planned portfolio repositioning. Additional information about the sale of Visa Class C shares and the Company's available for sale debt portfolio repositioning transactions is discussed in Note 3, Investment Securities.

Net losses on investment securities of $7.2 million were recognized in earnings for the six months ended June 30, 2025, compared to net gains of $3.0 million for the same period in 2024. Net losses in the first half of 2025 were mainly comprised of net losses of $4.2 million on sales of available for sale debt securities and net losses in fair value of $4.1 million recorded on private equity investments, partly offset by net gains of $1.8 million on equity securities. Net gains in the first half of 2024 were mainly comprised of net gains of $178.3 million on equity investments and net gains in fair value of $12.8 million recorded on private equity investments, largely offset by net losses of $187.5 million on sales of available for sale securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $943 thousand during the first six months of 2025 and expense of $1.8 million during the first six months of 2024.

Non-Interest Expense

	Three Months Ended June 30		Increase (Decrease)		Six Months Ended June 30		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	% change	2025	2024	Amount	% change
Salaries and employee benefits	$155,025	$149,120	$5,905	4.0%	$308,103	$300,921	$7,182	2.4%
Data processing and software	32,904	31,529	1,375	4.4	65,142	62,682	2,460	3.9
Net occupancy	13,654	12,544	1,110	8.8	27,674	26,118	1,556	6.0
Professional and other services	12,973	8,617	4,356	50.6	22,999	17,265	5,734	33.2
Marketing	5,974	5,356	618	11.5	11,817	9,392	2,425	25.8
Equipment	5,157	5,091	66	1.3	10,405	10,101	304	3.0
Supplies and communication	4,962	4,636	326	7.0	10,008	9,380	628	6.7
Deposit insurance	3,312	2,354	958	40.7	7,056	10,371	(3,315)	(32.0)
Other	10,476	12,967	(2,491)	(19.2)	19,609	31,681	(12,072)	(38.1)
Total non-interest expense	$244,437	$232,214	$12,223	5.3%	$482,813	$477,911	$4,902	1.0%

Non-interest expense for the second quarter of 2025 amounted to $244.4 million, an increase of $12.2 million, or 5.3%, compared to expense of $232.2 million in the second quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries and employee benefits expense, professional and other services expense and data processing and software expense, partly offset by lower contribution expense. Salaries and employee benefits expense increased $5.9 million, or 4.0%, mainly due to higher healthcare expense of $2.3 million, incentive compensation expense of $2.2 million and full-time salaries expense of $2.1 million. Full-time equivalent employees totaled 4,658 at June 30, 2025, compared to 4,724 at June 30, 2024. Data processing and software expense increased $1.4 million, or 4.4%, mainly due to higher costs for service providers and software. Net occupancy increased $1.1 million, 8.8%, mainly due to higher depreciation expense and lower external rent income. Professional and other services expense increased $4.4 million, or 50.6%, and included $1.9 million in acquisition related legal and professional services expense. Marketing expense increased $618 thousand, or 11.5%, and equipment expense increased $304 thousand, or 3.0%. Supplies and communication expense increased $326 thousand, or 7.0%, mainly due to higher postage and bank card reissuance costs. Deposit insurance expense increased $958 thousand, or 40.7%, mainly due to a $1.2 million accrual adjustment that lowered expense in the prior year from a one-time special assessment by the FDIC to replenish the Deposit Insurance Fund. Other non-interest expense decreased $2.5 million, or 19.2%, mainly due to a $5.0 million donation to a related charitable foundation in 2024 that did not reoccur. This decrease was partly offset by increases of $648 thousand in travel and entertainment expense and $1.3 million in fair value adjustments on the Company's deferred compensation plan assets and liabilities.

Non-interest expense amounted to $482.8 million for the first six months of 2025, an increase of $4.9 million, or 1.0%, over the first six months of 2024. Salaries and benefits expense increased $7.2 million, or 2.4%, mainly due to higher incentive compensation, full-time salaries expense and healthcare expense. Data processing and software expense increased $2.5 million, or 3.9%, due to increased costs for service providers and software expense. Professional and other services expense $5.7 million, or 33.2%, and included $1.9 million in acquisition related legal and professional fees. Occupancy expense increased $1.6 million, or 6.0%, mainly due to higher building depreciation expense and demolition costs. Marketing expense increased $2.4 million, or 25.8%, and equipment expense increased $304 thousand, or 3.0%. Supplies and communication expense increased $628 thousand, or 6.7%, mainly due to higher bank card reissuance costs. Deposit insurance decreased $3.3 million, or 32.0%, mainly due to accrual adjustments in 2024 to the special assessment by the FDIC. Other non-interest expense decreased $12.1 million, or 38.1%, mainly due to litigation settlement expense of $10.0 million, net of insurance, and a $5.0 million donation to a related charitable foundation, both recorded in 2024.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2025	Mar. 31, 2025	June 30, 2024	2025	2024
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$167,031	$162,742	$160,465	$162,742	$162,395
Provision for credit losses on loans	7,919	15,095	7,849	$23,014	$14,796
Net loan charge-offs (recoveries):
Commercial:
Business	432	46	622	478	645
Real estate-construction and land	24	—	—	24	—
Real estate-business	(425)	377	(8)	(48)	(149)
Commercial net loan charge-offs (recoveries)	31	423	614	454	496
Personal Banking:
Real estate-personal	35	72	79	107	103
Consumer	2,168	2,852	1,804	5,020	3,787
Revolving home equity	11	(3)	(7)	8	(11)
Consumer credit card	7,085	6,967	6,746	14,052	13,181
Overdrafts	360	495	521	855	1,078
Personal banking net loan charge-offs (recoveries)	9,659	10,383	9,143	20,042	18,138
Total net loan charge-offs (recoveries)	9,690	10,806	9,757	20,496	18,634
Balance at end of period	$165,260	$167,031	$158,557	$165,260	$158,557
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$18,327	$18,935	$23,086	$18,935	$25,246
Provision for credit losses on unfunded lending commitments	(2,322)	(608)	(2,381)	(2,930)	(4,541)
Balance at end of period	16,005	18,327	20,705	16,005	20,705
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$181,265	$185,358	$179,262	$181,265	$179,262

	Three Months Ended			Six Months Ended June 30
	June 30, 2025	Mar. 31, 2025	June 30, 2024	2025	2024
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.03%	—%	.04%	.02%	.02%
Real estate-construction and land	.01	—	—	—	—
Real estate-business	(.05)	.04	—	—	(.01)
Commercial net loan charge-offs (recoveries)	—	.02	.02	.01	.01
Personal Banking:
Real estate-personal	—	.01	.01	.01	.01
Consumer	.40	.56	.34	.48	.36
Revolving home equity	.01	—	(.01)	—	(.01)
Consumer credit card	5.08	5.04	4.91	5.06	4.75
Overdrafts	25.50	34.26	43.15	29.93	34.54
Personal banking net loan charge-offs (recoveries)	.63	.70	.61	.66	.60
Total annualized net loan charge-offs (recoveries)	.22%	.25%	.23%	.24%	.22%
* as a percentage of average loans (excluding loans held for sale)

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan class and the percentage of the allowance for credit losses to the related loan class at period end.

	June 30, 2025		Mar. 31, 2025		June 30, 2024
(Dollars in thousands)	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category
Business	$46,472.73%		$45,669.73%		$45,060.74%
RE — construction and land	28,152	2.00	29,284	2.06	29,920	2.14
RE — business	32,230.86		31,747.87		32,237.90
RE — personal	10,753.35		13,475.44		9,109.30
Consumer	14,853.69		14,967.71		11,086.52
Revolving home equity	1,868.51		1,857.52		1,789.54
Consumer credit card	30,796	5.35	29,904	5.26	29,201	5.15
Overdrafts	136.83		128	4.09	155	3.70
Total	$165,260.94%		$167,031.96%		$158,557.92%

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

Net loan charge-offs in the second quarter of 2025 amounted to $9.7 million, compared to $10.8 million in the prior quarter and $9.8 million in the second quarter of last year. Compared to the same period last year, net loan charge-offs in the second quarter of 2025 decreased $67 thousand and decreased $1.1 million from the previous quarter. The decrease from the prior year was mainly driven by decreases of $417 thousand and $190 thousand in business real estate and business loan net charge-offs, respectively, offset by increases of $364 thousand and $339 thousand in consumer and consumer credit card loan net charge-offs, respectively. The decrease in net loan charge-offs for the three months ended June 30, 2025 from the previous quarter was driven by decreases of $802 thousand and $684 thousand in net charge-offs on business real estate and consumer loans, respectively, partially offset by an increase of $386 thousand in net charge-offs on business loans.

For the three months ended June 30, 2025, annualized net charge-offs on average consumer credit card loans were 5.08%, compared to 5.04% in the previous quarter and 4.91% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .40%, compared to .56% in the prior quarter and .34% in the same period last year. In the second quarter of 2025, total annualized net loan charge-offs were .22%, compared to .25% in the previous quarter and .23% in the same period last year.

For the three months ended June 30, 2025, the provision for credit losses on loans was $7.9 million, which was a decrease of $7.2 million from the provision recorded in the prior quarter. The provision for the three months ended March 31, 2025 included an increase in the allowance for credit losses on loans, as well as slightly higher loan net charge-offs, as compared to the provision for the three months ended June 30, 2025. Compared to the same period in the prior year, the provision for credit losses on loans for the three months ended June 30, 2025 was flat. For the six months ended June 30, 2025, the provision for credit losses on loans was $23.0 million, which was an $8.2 million increase over the $14.8 million provision recorded in the same period last year. The increase mainly occurred during the first quarter of 2025, as explained above. Changes in the provision are driven by changes in the estimate for the allowance for credit losses on loans.

At June 30, 2025, the allowance for credit losses on loans increased $2.5 million compared to the allowance for credit losses on loans at December 31, 2024. The increase in the allowance for credit losses mainly occurred in the personal banking loan portfolio, which saw an increase of $2.4 million due to increased loss experience in the consumer portfolio, partially offset by a decrease in the allowance for credit losses in the personal real estate loan portfolio. The forecast utilized to estimate the allowance for credit losses at June 30, 2025 reflected a slight decline in key macroeconomic variables. The allowance for credit losses on loans was $165.3 million at June 30, 2025 and was .94%, .95% and .92% of total loans at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $2.3 million, compared to a benefit of $2.4 million for the three months ended June 30, 2024. At June 30, 2025, the liability for unfunded lending commitments was $16.0 million, compared to $18.9 million at December 31, 2024 and $20.7 million at June 30, 2024. The liability decreased primarily due to decreases in unfunded lending commitment balances, coupled with improvement in loss rate assumptions for the Company's construction loans. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at June 30, 2025.

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

(Dollars in thousands)	June 30, 2025	December 31, 2024
Non-accrual loans	$18,870	$18,278
Foreclosed real estate	397	343
Total non-performing assets	$19,267	$18,621
Non-performing assets as a percentage of total loans	.11%	.11%
Non-performing assets as a percentage of total assets	.06%	.06%
Total loans past due 90 days and still accruing interest	$25,303	$24,516

Non-accrual loans totaled $18.9 million at June 30, 2025, an increase of $592.0 thousand from the balance at December 31, 2024. The increase occurred mainly in business non-accrual loans, which increased $309 thousand, as well as construction and land loans, which increased $206 thousand. At June 30, 2025, non-accrual loans were comprised of business real estate (80.0%), revolving home equity (10.5%), business (2.2%), personal real estate (5.0%), and construction and land (2.3%) loans. Foreclosed real estate totaled $397 thousand at June 30, 2025, an increase of $54 thousand compared to December 31, 2024. Loans past due 90 days or more and still accruing interest totaled $25.3 million as of June 30, 2025, an increase of $787 thousand from December 31, 2024. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $276.0 million at June 30, 2025 compared to $330.3 million at December 31, 2024, resulting in a decrease of $54.3 million, or 16.4%.

(In thousands)	June 30, 2025	December 31, 2024
Potential problem loans:
Business	$118,558	$131,527
Real estate – construction and land	2,514	2,662
Real estate – business	154,831	196,030
Real estate – personal	96	96
Total potential problem loans	$275,999	$330,315

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. At June 30, 2025, the Company held $138.1 million of loans that had been modified during the six months ended June 30, 2025. These loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 2 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 8.0% of total loans outstanding at June 30, 2025. The largest component of construction and land loans was commercial construction, which increased $6.1 million during the six months ended June 30, 2025. At June 30, 2025, multi-family residential construction loans totaled approximately $571.7 million, or 47.5%, of the commercial construction loan portfolio, compared to $526.6 million, or 44.0%, at December 31, 2024.

(Dollars in thousands)	June 30, 2025	% of Total	% of Total Loans	December 31, 2024	% of Total	% of Total Loans
Commercial construction	$1,203,402	85.6%	6.8%	$1,197,278	84.9%	7.0%
Residential construction	99,361	7.1	.6	106,884	7.6	.6
Residential land and land development	65,109	4.6	.4	65,342	4.6	.4
Commercial land and land development	37,526	2.7	.2	40,397	2.9	.2
Total real estate - construction and land loans	$1,405,398	100.0%	8.0%	$1,409,901	100.0%	8.2%

Real Estate – Business Loans
Total business real estate loans were $3.8 billion at June 30, 2025 and comprised 21.3% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2025, 33.5% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	June 30, 2025	% of Total	% of Total Loans	December 31, 2024	% of Total	% of Total Loans
Owner-occupied	$1,257,708	33.5%	7.1%	$1,237,265	33.8%	7.2%
Office	525,847	14.0	3.0	520,715	14.2	3.0
Industrial	624,426	16.6	3.5	485,250	13.3	2.8
Hotels	287,173	7.6	1.6	334,479	9.1	1.9
Multi-family	348,438	9.3	2.0	310,806	8.5	1.8
Retail	307,788	8.2	1.7	309,431	8.5	1.8
Farm	193,998	5.2	1.1	189,794	5.2	1.1
Senior living	124,490	3.3	.7	183,695	5.0	1.1
Other	87,910	2.3	.6	89,783	2.4	.6
Total real estate - business loans	$3,757,778	100.0%	21.3%	$3,661,218	100.0%	21.3%

Information about the credit quality of the Company's business real estate loan portfolio as of June 30, 2025 and December 31, 2024 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
June 30, 2025
Owner-occupied	$1,204,075	$21,291	$32,050	$292	$1,257,708
Office	467,985	—	57,862	—	525,847
Industrial	624,426	—	—	—	624,426
Hotels	273,351	—	13,822	—	287,173
Multi-family	322,696	14,815	10,927	—	348,438
Retail	307,788	—	—	—	307,788
Farm	193,328	362	—	308	193,998
Senior living	69,922	—	40,059	14,509	124,490
Other	85,950	1,960	—	—	87,910
Total	$3,549,521	$38,428	$154,720	$15,109	$3,757,778
December 31, 2024
Owner-occupied	$1,203,019	$3,362	$30,598	$286	$1,237,265
Office	451,189	11,980	57,546	—	520,715
Industrial	485,250	—	—	—	485,250
Hotels	334,479	—	—	—	334,479
Multi-family	299,825	10,981	—	—	310,806
Retail	308,730	—	701	—	309,431
Farm	185,998	642	3,154	—	189,794
Senior living	65,366	—	103,661	14,668	183,695
Other	89,577	206	—	—	89,783
Total	$3,423,433	$27,171	$195,660	$14,954	$3,661,218

Revolving Home Equity Loans
The Company had $364.4 million in revolving home equity loans at June 30, 2025 that were collateralized by residential real estate. Most of these loans (93.5%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2025, the outstanding principal of loans with an original LTV higher than 80% was $28.2 million, or 7.9% of the portfolio, compared to $31.9 million as of December 31, 2024. Total revolving home equity loan balances over 30 days past due were $3.7 million at June 30, 2025 and $5.6 million at December 31, 2024, and the outstanding balance of revolving home equity loans on non-accrual status was $2.0 million at both June 30, 2025 and December 31, 2024. The weighted average FICO score for the total portfolio balance at June 30, 2025 is 775. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2025 through 2028, approximately 15% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 82% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, which include loans for the purchase of automobiles, motorcycles, marine and RVs. Auto loans comprised 35.6% of the consumer loan portfolio at June 30, 2025, and outstanding balances for auto loans were $769.1 million and $776.7 million at June 30, 2025 and December 31, 2024, respectively. The balances over 30 days past due amounted to $8.1 million at June 30, 2025 and $14.4 million at December 31, 2024, respectively, and comprised 1.1% of the outstanding balances of these loans at June 30, 2025 and 1.9% at December 31, 2024. For the six months ended June 30, 2025, $190.2 million of new auto loans were originated, compared to $196.4 million during the first six months of 2024.  At June 30, 2025, the automobile loan portfolio had a weighted average FICO score of 756, and net charge-offs on auto loans were 1.0% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 9.9% of the consumer loan portfolio at June 30, 2025. Losses on these loans have historically been low, and the Company saw net recoveries of $16 thousand for the first six months of 2025. Private banking loans comprised 38.4% of the consumer loan portfolio at June 30, 2025. The Company's private banking loans are generally well-collateralized, and at June 30, 2025 were secured primarily by assets held by the Company's trust department. The remaining portion of the Company's consumer loan portfolio is comprised of health services financing, motorcycles, marine and RV loans. Net charge-offs on private banking, health services financing, motorcycle and marine and RV loans totaled $1.4 million in the first six months of 2025 and were .3% of the average balances of these loans at June 30, 2025.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2025 of $576.2 million in consumer credit card loans outstanding, approximately $122.5 million, or 21.3%, carried a low promotional rate. Within the next six months, $51.7 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

	June 30, 2025	December 31, 2024
FICO score:
Under 600	5.2%	5.1%
600 – 659	12.0	11.9
660 – 719	27.9	28.3
720 – 779	26.7	26.3
780 and over	28.2	28.4
Total	100.0%	100.0%

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $330.5 million, or 1.9% of total loans at June 30, 2025, a decrease of $7.6 million from December 31, 2024, as shown in the table below.

(In thousands)	June 30, 2025	December 31, 2024	Unfunded commitments at June 30, 2025
Upstream activities	$252,928	$274,265	$168,363
Mid-stream activities	31,049	36,801	91,844
Downstream activities	18,903	9,757	26,104
Support activities	27,596	17,226	14,065
Total energy lending portfolio	$330,476	$338,049	$300,376

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.7 billion and $1.6 billion at June 30, 2025 and December 31, 2024, respectively. Additional unfunded commitments at June 30, 2025 totaled $2.3 billion.

Income Taxes
Income tax expense was $42.4 million in the second quarter of 2025, compared to $37.0 million in the first quarter of 2025 and $38.6 million in the second quarter of 2024. The Company's effective tax rate, including the effect of non-controlling interest, was 21.8% in the second quarter of 2025, compared to 21.9% in the first quarter of 2025 and 21.7% in the second quarter of 2024.

On July 4, 2025, the One Big Beautiful Act ("OBBBA") was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cut and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We do not expect these items to have a significant impact on our financial statements, though we expect that some minor operational changes may be necessary to support new information reporting requirements.

Financial Condition
Balance Sheet
Total assets of the Company were $32.3 billion at June 30, 2025 and $32.0 billion at December 31, 2024. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on available for sale debt securities) amounted to $31.1 billion at June 30, 2025 and $30.9 billion at December 31, 2024, and consisted of 57% in loans and 32% in investment securities at June 30, 2025.

At June 30, 2025, total loans increased $445.4 million or 2.6%, compared to balances at December 31, 2024. The increase was mainly due to growth in business and business real estate loans of $274.9 million and $96.6 million, respectively. The increase in business loans was mainly due growth in commercial and industrial lending. In addition, consumer loans, which includes automobile, marine and RV, fixed rate home equity and other consumer loans, increased $84.5 million, mainly due to growth in other consumer loans. These increases were partly offset by a decrease in consumer credit cards loans of $19.8 million.

Total available for sale debt securities, excluding fair value adjustments, decreased $447.3 million at June 30, 2025 compared to December 31, 2024. Available for sale debt security sales, maturities and pay downs during this period totaled $993.9 million, partly offset by purchases of available for sale debt securities during this period of $532.4 million. The decline in available for sale debt securities was mainly the result of lower balances of mortgage-backed securities, asset-backed securities and state and municipal obligations, which decreased $289.3 million, $78.9 million and $48.1 million, respectively, at June 30, 2025 compared to December 31, 2024. At June 30, 2025, the duration of the available for sale investment portfolio was 4.2 years, and maturities and pay downs of approximately $1.3 billion are expected to occur during the next 12 months. The Company does not have any investment securities classified as held-to-maturity.

Total deposits at June 30, 2025 amounted to $25.5 billion, an increase of $200.4 million compared to December 31, 2024. The increase in deposits largely resulted from an increase in interest checking and money market deposit balances of $957.6 million. This increase was partly offset by a decrease in demand deposits of $757.1 million, mainly in business demand deposits (decrease of $819.8 million). The Company’s borrowings totaled $2.6 billion at June 30, 2025, a decrease of $315.3 million from balances at December 31, 2024, mainly due to a decline in customer repurchase agreement balances.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, and available for sale debt securities, as follows:

(In thousands)	June 30, 2025	June 30, 2024	December 31, 2024
Liquid assets:
Balances at the Federal Reserve Bank	$2,624,264	$2,215,057	$2,624,553
Federal funds sold	—	—	3,000
Available for sale debt securities	8,915,779	8,534,271	9,136,853
Total	$11,540,043	$10,749,328	$11,764,406

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.6 billion at June 30, 2025 and decreased $289 thousand from December 31, 2024. At June 30, 2025, the Company did not have a balance of federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities. The fair value of the available for sale debt portfolio was $8.9 billion at June 30, 2025 and included an unrealized net loss of $764.4 million. The total net unrealized loss included net losses of $695.9 million on mortgage-backed and asset-backed securities and $59.8 million on state and municipal obligations.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.2 years at June 30, 2025. Approximately $1.3 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2025	June 30, 2024	December 31, 2024
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$625,132	$1,056,405	$840,771
FHLB borrowings and letters of credit	1,748,130	970,083	1,473,691
Securities sold under agreements to repurchase *	2,535,105	2,354,023	2,866,468
Other deposits and swaps	2,025,477	2,131,700	1,755,335
Total pledged securities	6,933,844	6,512,211	6,936,265
Unpledged and available for pledging	1,980,983	2,020,981	2,175,800
Ineligible for pledging	952	1,079	24,788
Total available for sale debt securities, at fair value	$8,915,779	$8,534,271	$9,136,853
* Includes securities pledged for collateral swaps outstanding at each period end shown in the table.

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 69.8% for the six months ended June 30, 2025. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts totaled $23.1 billion and represented 90.7% of the Company's total deposits at June 30, 2025. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Core deposits increased $215.9 million at June 30, 2025 compared to December 31, 2024, primarily due to increases in commercial and wealth management deposits of $351.2 million and $12.7 million, respectively. While the Company considers core consumer and wealth management deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.3 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.3 billion through advances from the FHLB and the Federal Reserve.

The Company also holds securities sold under agreements to repurchase ("resale agreements") which are an additional source of liquidity. At June 30, 2025, the Company's resale agreements totaled $850.0 million and mature from 2028 through 2030. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $874.6 million in fair value at June 30, 2025.

Certificates of deposit of $100,000 or greater totaled $1.4 billion at June 30, 2025. These deposits are normally considered more volatile and higher costing, and comprised 5.4% of total deposits at June 30, 2025.

(In thousands)	June 30, 2025	June 30, 2024	December 31, 2024
Core deposit base:
Non-interest bearing	$7,393,559	$7,492,751	$8,150,669
Interest checking	8,121,371	6,870,344	7,301,288
Savings and money market	7,606,178	7,497,366	7,453,283
Total	$23,121,108	$21,860,461	$22,905,240

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

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. During 2025, the Company's outside borrowings have mainly been comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	June 30, 2025	June 30, 2024	December 31, 2024
Borrowings:
Federal funds purchased	$125,975	$254,720	$123,715
Securities sold under agreements to repurchase	2,470,486	2,296,679	2,803,043
Other debt	15,049	3,984	56
Total	$2,611,510	$2,555,383	$2,926,814

Federal funds purchased, which totaled $126.0 million at June 30, 2025, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At June 30, 2025, the Company had approved lines of credit totaling $4.5 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company's investment portfolio. Total repurchase agreements at June 30, 2025 were comprised of non-insured customer funds totaling $2.5 billion, and securities pledged as collateral for these retail agreements totaled $2.5 billion at June 30, 2025. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at June 30, 2025.

The Company pledges certain assets, including loans and investment securities, to both the FRB and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2025.

	June 30, 2025
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$3,616,503	$2,801,286	$6,417,789
Letters of credit issued	(100,300)	—	(100,300)
Available for future advances	$3,516,203	$2,801,286	$6,317,489

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $229.7 million during the first six months of 2025, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $249.8 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $250.7 million. Activity in the investment securities portfolio used cash of $466.5 million from a net increase in loans and $225.0 million from purchases of securities under agreements to resell (net of repayments). These uses of cash were partly balanced by sales, maturities, and pay downs (net of purchases) of investment securities, which provided cash of $463.9 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below. Financing activities used cash of $228.7 million, largely resulting from federal funds purchased and securities sold under agreements to repurchases, which used cash of $330.3 million during the first six months of 2025. This decrease was largely offset by a net increase of $230.6 million in deposits. Additionally, purchases of treasury stock and cash dividends (including distributions to non-controlling interest) used cash of $67.0 million and $77.0 million, respectively.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2025 and December 31, 2024, as shown in the following table.

(Dollars in thousands)	June 30, 2025	December 31, 2024	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$23,751,533	$23,500,396
Tier I common risk-based capital	4,079,249	3,926,446
Tier I risk-based capital	4,079,249	3,926,446
Total risk-based capital	4,260,514	4,108,270
Tier I common risk-based capital ratio	17.17%	16.71%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	17.17	16.71	6.00	2.50	8.50	8.00
Total risk-based capital ratio	17.94	17.48	8.00	2.50	10.50	10.00
Tier I leverage ratio	12.75	12.26	4.00	N/A	4.00	5.00
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and periodically purchases stock in the open market. During the six months ended June 30, 2025, the Company purchased 1,026,705 shares at an average price of $63.88 in open market purchases and through stock-based compensation transactions. At June 30, 2025, 1,904,943 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The Company paid a $.275 per share cash dividend on its common stock in the second quarter of 2025, which was a 7.0% increase compared to its 2024 quarterly dividend.

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

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2025 totaled $15.9 billion (including $6.0 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. The contractual amount of standby and commercial letters of credit totaled $596.0 million and $1.7 million, respectively, at June 30, 2025. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At June 30, 2025, the liability for unfunded lending commitments totaled $16.0 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first six months of 2025, purchases and sales of tax credits amounted to $118.2 million and $94.6 million, respectively. Fees from sales of tax credits were $3.7 million for the six months ended June 30, 2025, compared to $2.9 million in the same period last year. At June 30, 2025, the Company expected to fund outstanding purchase commitments of $110.6 million during the remainder of 2025 and had purchase commitments of $390.8 million that it expects to fund from 2026 through 2029.

The Company continued to maintain a strong liquidity position throughout the first six months of 2025. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first six months of 2025 and 2024.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2025
Net interest income	$252,352	$260,878	$45,195	$558,425	$(9,176)	$549,249
Provision for credit losses	(19,819)	(640)	(18)	(20,477)	393	(20,084)
Non-interest income	47,691	144,980	127,885	320,556	4,006	324,562
Investment securities gains (losses), net	—	—	—	—	(7,154)	(7,154)
Non-interest expense	(166,082)	(212,057)	(82,102)	(460,241)	(22,572)	(482,813)
Income before income taxes	$114,142	$193,161	$90,960	$398,263	$(34,503)	$363,760
Six Months Ended June 30, 2024
Net interest income	$255,374	$252,223	$45,424	$553,021	$(41,773)	$511,248
Provision for credit losses	(17,925)	(766)	4	(18,687)	8,432	(10,255)
Non-interest income	48,907	130,382	117,999	297,288	3,804	301,092
Investment securities gains (losses), net	—	—	—	—	2,974	2,974
Non-interest expense	(160,713)	(201,345)	(78,453)	(440,511)	(37,400)	(477,911)
Income before income taxes	$125,643	$180,494	$84,974	$391,111	$(63,963)	$327,148
Increase (decrease) in income before income taxes:
Amount	$(11,501)	$12,667	$5,986	$7,152	$29,460	$36,612
Percent	(9.2)%	7.0%	7.0%	1.8%	(46.1)%	11.2%
Consumer
For the six months ended June 30, 2025, income before income taxes for the Consumer segment decreased $11.5 million, or 9.2%, compared to the first six months of 2024. The decrease in income before income taxes was due to increases in non-interest expense of $5.4 million, or 3.3%, and the provision for credit losses of $1.9 million and declines in net interest income of $3.0 million, or 1.2%, and non-interest income of $1.2 million, or 2.5%. Net interest income declined mainly due to lower net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios of $8.2 million. This decrease was partly offset by lower deposit interest expense of $5.3 million. Non-interest income decreased mainly due to lower net bank card fees (mainly credit and debit card fees). Non-interest expense increased over the same period in the previous year mainly due to higher marketing, miscellaneous losses, data processing and software, and supplies expense. In addition, allocated support costs increased due to higher allocated costs for retail administration and operations. The increase in the provision for credit losses over the first six months of 2024 was mainly due to higher auto and consumer credit card loan net charge-offs.

Commercial
For the six months ended June 30, 2025, income before income taxes for the Commercial segment increased $12.7 million, or 7.0%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and non-interest income, partly offset by higher non-interest expense. Net interest income increased $8.7 million, or 3.4%, mainly due to lower interest expense on deposits and customer repurchase agreements of $13.1 million and $4.3 million, respectively, coupled with higher net allocated funding credits of $10.5 million. These increases to income were partly offset by lower loan interest income of $19.9 million. Non-interest income increased $14.6 million, or 11.2%, over the previous year mainly due to higher gains on asset sales and growth in deposit account fees (mainly corporate cash management fees) and capital market fees (mainly underwriting and trading securities). These increases were partly offset by a decrease in net bank card fees (mainly corporate card fees). Non-interest expense increased $10.7 million, or 5.3%, mainly due to higher legal fees, salaries and benefits expense and allocated service and support costs for commercial payments and product support, commercial loan servicing and operations, and branch employee expense. The provision for credit losses decreased $126 thousand from the same period last year, mainly due to commercial and industrial loan net recoveries.

Wealth
Wealth segment pre-tax profitability for the six months ended June 30, 2025 increased $6.0 million, or 7.0%, over the same period in the previous year. Net interest income decreased $229 thousand, or .5%, mainly due to a $5.0 million decrease in net allocated funding credits. This decrease was largely offset by a $3.0 million increase in loan interest income and a $1.8 million decrease deposit interest expense. Non-interest income increased $9.9 million, or 8.4%, over the prior year largely due to higher private client and institutional trust fees and brokerage fees (mainly annuity and advisory fees). Non-interest expense increased $3.6 million, or 4.7%, mainly due to higher salaries and benefits, data processing and software, and allocated support costs for information technology. The provision for credit losses increased $22 thousand over the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability in this category was $29.5 million higher than in the same period last year. Unallocated securities losses were $7.2 million in the first six months of 2025 compared to gains of $3.0 million in 2024. Also, the unallocated provision for credit losses decreased $8.0 million, primarily driven by a decrease in the liability for unfunded lending commitments, partly offset by an increase in the provision for credit losses on loans, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first six months of 2025 was $23.0 million, or $2.5 million higher than net charge-offs, due to an increase in the allowance for credit losses on loans. In the comparable period last year, the provision for credit losses on loans was $14.8 million, or $3.8 million lower than net charge-offs, due to a decrease in the allowance for credit losses on loans. For the six months ended June 30, 2025, the Company's provision on unfunded lending commitments was a benefit of $2.9 million. Additionally, net interest income increased $32.6 million and non-interest income increased $202 thousand, while non-interest expense decreased $14.8 million.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2025 and 2024

	Second Quarter 2025			Second Quarter 2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,247,252	$89,052	5.72%	$5,980,364	$90,786	6.11%
Real estate — construction and land	1,430,758	26,377	7.39	1,471,504	30,588	8.36
Real estate — business	3,692,405	54,453	5.92	3,666,057	57,104	6.26
Real estate — personal	3,048,895	32,697	4.30	3,044,943	30,590	4.04
Consumer	2,148,666	34,442	6.43	2,127,650	34,678	6.56
Revolving home equity	362,312	6,691	7.41	326,204	6,228	7.68
Consumer credit card	559,858	18,402	13.18	552,896	19,186	13.96
Overdrafts	5,663	—	—	4,856	—	—
Total loans	17,495,809	262,114	6.01	17,174,474	269,160	6.30
Loans held for sale	1,741	40	9.22	2,455	46	7.54
Investment securities:
U.S. government and federal agency obligations	2,623,896	28,011	4.28	1,201,954	15,057	5.04
Government-sponsored enterprise obligations	55,038	326	2.38	55,634	330	2.39
State and municipal obligations(A)	780,063	3,978	2.05	1,069,934	5,311	2.00
Mortgage-backed securities	4,641,295	24,097	2.08	5,553,656	28,816	2.09
Asset-backed securities	1,585,364	14,736	3.73	1,785,598	11,105	2.50
Other debt securities	237,385	1,741	2.94	364,828	1,826	2.01
Trading debt securities(A)	51,131	590	4.63	46,565	573	4.95
Equity securities(A)	54,472	850	6.26	127,584	893	2.82
Other securities(A)	216,560	6,280	11.63	228,403	7,497	13.20
Total investment securities	10,245,204	80,609	3.16	10,434,156	71,408	2.75
Federal funds sold	158	2	5.08	1,612	27	6.74
Securities purchased under agreements to resell	850,000	8,516	4.02	303,586	2,421	3.21
Interest earning deposits with banks	2,036,803	22,636	4.46	2,099,777	28,630	5.48
Total interest earning assets	30,629,715	373,917	4.90	30,016,060	371,692	4.98
Allowance for credit losses on loans	(166,391)			(159,791)
Unrealized gain (loss) on debt securities	(838,028)			(1,272,127)
Cash and due from banks	362,816			267,530
Premises and equipment, net	500,532			479,431
Other assets	808,415			904,847
Total assets	$31,297,059			$30,235,950
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,303,391	168.05		$1,328,989	196.06
Interest checking and money market	13,901,634	51,667	1.49	13,162,118	56,633	1.73
Certificates of deposit of less than $100,000	984,845	8,445	3.44	1,003,798	10,523	4.22
Certificates of deposit of $100,000 and over	1,371,428	12,914	3.78	1,492,592	16,892	4.55
Total interest bearing deposits	17,561,298	73,194	1.67	16,987,497	84,244	1.99
Borrowings:
Federal funds purchased	$129,891	$1,416	4.37	265,042	$3,569	5.42
Securities sold under agreements to repurchase	2,371,031	16,853	2.85	2,254,849	19,293	3.44
Other borrowings(B)	2,748	26	3.79	838	8	3.84
Total borrowings	2,503,670	18,295	2.93	2,520,729	22,870	3.65
Total interest bearing liabilities	20,064,968	91,489	1.83%	19,508,226	107,114	2.21%
Non-interest bearing deposits	7,356,882			7,297,955
Other liabilities	360,204			399,080
Equity	3,515,005			3,030,689
Total liabilities and equity	$31,297,059			$30,235,950
Net interest margin (FTE)		$282,428			$264,578
Net yield on interest earning assets			3.70%			3.55%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects in 2024 is not deducted from the interest expense shown above. There was no interest expense                  capitalized in 2025.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2025 and 2024

	Six Months 2025			Six Months 2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,177,108	$175,616	5.73%	$5,926,945	$179,424	6.09%
Real estate — construction and land	1,423,096	51,863	7.35	1,472,029	61,342	8.38
Real estate — business	3,680,187	107,656	5.90	3,696,850	115,133	6.26
Real estate — personal	3,047,394	64,842	4.29	3,038,068	60,365	4.00
Consumer	2,115,696	67,908	6.47	2,105,070	67,804	6.48
Revolving home equity	360,508	13,116	7.34	324,139	12,391	7.69
Consumer credit card	560,194	37,049	13.34	557,894	38,936	14.03
Overdrafts	5,761	—	—	6,276	—	—
Total loans	17,369,944	518,050	6.01	17,127,271	535,395	6.29
Loans held for sale	1,663	63	7.64	2,302	86	7.51
Investment securities:
U.S. government and federal agency obligations	2,605,522	54,074	4.19	1,026,805	19,459	3.81
Government-sponsored enterprise obligations	55,183	654	2.39	55,643	661	2.39
State and municipal obligations(A)	792,146	8,050	2.05	1,200,371	11,830	1.98
Mortgage-backed securities	4,714,293	48,712	2.08	5,727,992	60,904	2.14
Asset-backed securities	1,620,338	28,851	3.59	1,935,324	23,504	2.44
Other debt securities	247,703	3,456	2.81	434,016	4,236	1.96
Trading debt securities(A)	44,750	1,059	4.77	43,524	1,106	5.11
Equity securities(A)	55,743	1,978	7.16	70,176	1,707	4.89
Other securities(A)	224,964	10,799	9.68	225,049	14,686	13.12
Total investment securities	10,360,642	157,633	3.07	10,718,900	138,093	2.59
Federal funds sold	1,118	31	5.59	1,105	37	6.73
Securities purchased under agreements to resell	819,613	15,934	3.92	322,260	4,055	2.53
Interest earning deposits with banks	2,211,682	48,885	4.46	2,019,079	55,062	5.48
Total interest earning assets	30,764,662	740,596	4.85	30,190,917	732,728	4.88
Allowance for credit losses on loans	(164,300)			(160,841)
Unrealized gain (loss) on debt securities	(886,273)			(1,273,126)
Cash and due from banks	377,047			274,570
Premises and equipment, net	498,804			478,656
Other assets	809,106			930,536
Total assets	$31,399,046			$30,440,712
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,298,808	335.05		$1,331,486	391.06
Interest checking and money market	13,904,216	103,903	1.51	13,188,694	112,018	1.71
Certificates of deposit of less than $100,000	988,316	17,377	3.55	990,301	20,714	4.21
Certificates of deposit of $100,000 and over	1,367,563	26,233	3.87	1,543,951	34,988	4.56
Total interest bearing deposits	17,558,903	147,848	1.70	17,054,432	168,111	1.98
Borrowings:
Federal funds purchased	$129,120	$2,800	4.37	$296,629	7,988	5.42
Securities sold under agreements to repurchase	2,546,156	36,077	2.86	2,383,404	40,731	3.44
Other borrowings(B)	1,688	27	3.23	457	8	3.52
Total borrowings	2,676,964	38,904	2.93	2,680,490	48,727	3.66
Total interest bearing liabilities	20,235,867	186,752	1.86%	19,734,922	216,838	2.21%
Non-interest bearing deposits	7,327,945			7,313,278
Other liabilities	390,618			404,695
Equity	3,444,616			2,987,817
Total liabilities and equity	$31,399,046			$30,440,712
Net interest margin (FTE)		$553,844			$515,890
Net yield on interest earning assets			3.63%			3.44%
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

	June 30, 2025		March 31, 2025
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$34.5	3.11%	$18.4	1.68%
200 basis points rising	27.8	2.51	21.2	1.94
100 basis points rising	17.9	1.62	23.2	2.12
100 basis points falling	$(23.4)	(2.11)%	$(20.7)	(1.89)%
200 basis points falling	(43.3)	(3.90)	(37.7)	(3.45)
300 basis points falling	(55.6)	(5.02)	(47.1)	(4.31)

Under the simulation, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is more asset sensitive when compared to the scenarios in the previous quarter. This change was primarily due to fluctuations in average interest earning cash balances at the Federal Reserve and lower premium money market deposit account promotional rates, partly offset by growth in those deposit account balances.

The comparison above provides insight into potential effects of changes in rates on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information required by this item is set forth in Part I, Item 1 under Note 17, Legal and Regulatory Proceedings.

Item 1A. RISK FACTORS
The section titled Risk Factors in Part I, Item 1A of the Company’s 2024 Annual Report on Form 10-K included a discussion of the many risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on its business, results of operations, financial condition (including capital and liquidity), prospects, or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with the risk factors and other information contained in Part I, Item 1A of the Company’s 2024 Annual Report on Form 10-K.

As a result of the Company entering into the Merger Agreement with FineMark, certain risk factors have been identified:

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include, among other things: (i) adoption and approval of the Merger Agreement by FineMark’s shareholders; (ii) the receipt of required regulatory approvals, including the approval of the Federal Reserve and the Missouri Division of Finance; and (iii) the absence of any law, order, injunction, decree or other law preventing or making illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.
These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite FineMark shareholder approval, or the Company or FineMark may elect to terminate the Merger Agreement in certain other circumstances.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.
Before the Merger and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, the Missouri Division of Finance, and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political, or community group inquiries, investigations, or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reducing the anticipated benefits of the Merger if the Merger was consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

Failure to complete the Merger could negatively impact the Company.
If the Merger is not completed for any reason, including as a result of FineMark’s shareholders failing to adopt and approve the Merger Agreement, there may be various adverse consequences, and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Also, the Company has devoted significant internal resources to the pursuit of the Merger and the expected benefit of those resource allocations would be lost if the Merger is not completed. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed.

Combining the two companies may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.
The Company and FineMark have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the Company's ability to successfully combine and integrate the businesses of the Company and FineMark in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the Merger. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and FineMark during this transition period and for an undetermined period after completion of the Merger on the combined company. An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the Company following the completion of the Merger, which may adversely affect the value of the common stock of the Company following the completion of the Merger.

The combined company may be unable to retain the Company and/or FineMark personnel successfully after the Merger is completed.
The success of the Merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by the Company or FineMark. It is possible that these employees may decide not to remain with the Company or FineMark, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If the Company and FineMark are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and FineMark could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the Merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and FineMark also may not be able to locate or retain suitable replacements for any key employees who leave either company.

The Company has incurred and is expected to incur substantial costs related to the Merger.
Both the Company and FineMark will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, retention, severance, and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by the Company regardless of whether or not the Merger is completed.

The Company or FineMark or both may be subject to claims and litigation pertaining to the Merger that could prevent or delay the completion of the Merger.
Any lawsuits filed in connection with the Merger could prevent or delay completion of the Merger and result in additional costs to the Company and FineMark, including any costs associated with indemnification. The defense or settlement of any lawsuit or claim that may be filed seeking remedies against FineMark, its board of directors or the Company or its board of directors in connection with the Merger that remains unresolved at the effective time of the Merger may adversely affect the Company’s business, financial condition, results of operations and cash flows.

The other risk factors that could affect the Company’s financial condition or operating results remain unchanged from those previously disclosed in the Company’s 2024 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 - 30, 2025	166,485	$60.49	166,485	1,910,357
May 1 - 31, 2025	958	$63.78	958	1,909,399
June 1 - 30, 2025	4,456	$61.75	4,456	1,904,943
Total	171,899	$60.54	171,899	1,904,943

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2024 of 5,000,000 shares, 1,904,943 shares remained available for purchase at June 30, 2025.

Item 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. EXHIBITS
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below.

2 - Agreement and Plan of Merger, dated as of June 16, 2025, by and among Commerce Bancshares, Inc., CBI-Kansas, Inc., and FineMark Holdings, Inc., were filed in current report on Form 8-K (Commission file number 1-36502) dated June 17, 2025, and the same is hereby incorporated by reference.

3 - Restated Articles of Incorporation, as amended through April 28, 2023.*

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

104 — Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*The Company is refiling this corrected version of the exhibit originally filed on May 4, 2023, as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, to correct a typographical error contained in the exhibit as originally filed. That error misstated the total amount of authorized Common Stock, part value $5 per share, as "192,000,000 shares" which it should have read "190,000,000 shares".

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: August 6, 2025		Senior Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: August 6, 2025		(Chief Accounting Officer)