Form 10-Q
period 2025-09-30
COMMERCE BANCSHARES INC /MO/
filed 2025-11-10
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended September 30, 2025

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 6, 2025, the registrant had outstanding 132,414,687 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
	(In thousands)
ASSETS
Loans	$17,786,767	$17,220,103
Allowance for credit losses on loans	(175,671)	(162,742)
Net loans	17,611,096	17,057,361
Loans held for sale (including $2,163,000 and $2,981,000 of residential mortgage loans carried at fair value at September 30, 2025 and December 31, 2024, respectively)	2,538	3,242
Investment securities:
Available for sale debt, at fair value (amortized cost of $9,687,084,000 and $10,127,426,000 at
September 30, 2025 and December 31, 2024, respectively, and allowance for credit losses of $—
at both September 30, 2025 and December 31, 2024)	8,998,586	9,136,853
Trading debt	56,282	38,034
Equity	53,193	57,442
Other	227,430	230,051
Total investment securities	9,335,491	9,462,380
Federal funds sold	—	3,000
Securities purchased under agreements to resell	850,000	625,000
Interest earning deposits with banks	2,477,668	2,624,553
Cash and due from banks	476,441	748,357
Premises and equipment – net	483,000	475,275
Goodwill	146,539	146,539
Other intangible assets – net	13,329	13,632
Other assets	892,586	837,288
Total assets	$32,288,688	$31,996,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$7,489,645	$8,150,669
Savings, interest checking and money market	15,551,799	14,754,571
Certificates of deposit of less than $100,000	1,002,640	996,721
Certificates of deposit of $100,000 and over	1,413,965	1,391,683
Total deposits	25,458,049	25,293,644
Federal funds purchased and securities sold under agreements to repurchase	2,473,065	2,926,758
Other borrowings	9,270	56
Other liabilities	555,257	443,694
Total liabilities	28,495,641	28,664,152
Commerce Bancshares, Inc. stockholders’ equity:
Common stock, $5 par value
Authorized 190,000,000; issued 135,210,812 shares at both September 30, 2025 and December 31, 2024	676,054	676,054
Capital surplus	3,390,526	3,395,645
Retained earnings	360,723	45,494
Treasury stock of 1,947,967 shares at September 30, 2025
and 784,203 shares at December 31, 2024, at cost	(121,972)	(48,401)
Accumulated other comprehensive income (loss)	(533,666)	(758,911)
Total Commerce Bancshares, Inc. stockholders' equity	3,771,665	3,309,881
Non-controlling interest	21,382	22,594
Total equity	3,793,047	3,332,475
Total liabilities and equity	$32,288,688	$31,996,627
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2025	2024	2025	2024
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$263,855	$270,086	$778,493	$802,226
Interest and fees on loans held for sale	36	39	99	125
Interest on investment securities	74,469	62,694	230,919	199,398
Interest on federal funds sold	—	—	31	37
Interest on securities purchased under agreements to resell	8,578	4,215	24,512	8,270
Interest on deposits with banks	27,167	35,034	76,052	90,096
Total interest income	374,105	372,068	1,110,106	1,100,152
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	53,357	58,177	157,595	170,586
Certificates of deposit of less than $100,000	8,337	11,073	25,714	31,787
Certificates of deposit of $100,000 and over	13,258	16,603	39,491	51,591
Interest on federal funds purchased	1,428	2,792	4,228	10,780
Interest on securities sold under agreements to repurchase	18,260	21,066	54,337	61,797
Interest on other borrowings	8	6	35	12
Total interest expense	94,648	109,717	281,400	326,553
Net interest income	279,457	262,351	828,706	773,599
Provision for credit losses	20,061	9,140	40,145	19,395
Net interest income after credit losses	259,396	253,211	788,561	754,204
NON-INTEREST INCOME
Trust fees	58,412	54,689	170,575	158,085
Bank card transaction fees	45,551	47,570	137,506	141,977
Deposit account charges and other fees	27,427	25,380	80,297	74,856
Capital market fees	5,138	5,995	16,425	14,647
Consumer brokerage services	6,698	4,619	16,866	13,505
Loan fees and sales	3,465	3,444	10,288	10,016
Other	14,820	17,328	54,116	47,031
Total non-interest income	161,511	159,025	486,073	460,117
INVESTMENT SECURITIES GAINS (LOSSES), NET	7,885	3,872	731	6,846
NON-INTEREST EXPENSE
Salaries and employee benefits	157,461	153,122	465,564	454,043
Data processing and software	33,555	32,194	98,697	94,876
Net occupancy	13,474	13,411	41,148	39,529
Professional and other services	11,284	8,830	34,283	26,095
Marketing	6,670	7,278	18,487	16,670
Equipment	5,421	5,286	15,826	15,387
Supplies and communication	4,837	4,963	14,845	14,343
Deposit insurance	3,074	2,930	10,130	13,301
Other	8,242	9,586	27,851	41,267
Total non-interest expense	244,018	237,600	726,831	715,511
Income before income taxes	184,774	178,508	548,534	505,656
Less income taxes	41,152	38,245	120,516	108,499
Net income	143,622	140,263	428,018	397,157
Less non-controlling interest expense (income)	2,104	2,256	2,429	6,934
Net income attributable to Commerce Bancshares, Inc.	$141,518	$138,007	$425,589	$390,223
Net income per common share — basic	$1.06	$1.02	$3.18	$2.87
Net income per common share — diluted	$1.06	$1.01	$3.18	$2.86
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
	(Unaudited)
Net income	$143,622	$140,263	$428,018	$397,157
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale debt securities	56,893	215,550	226,555	325,225
Change in pension loss	34	100	377	453
Unrealized gains (losses) on cash flow hedge derivatives	(9,544)	15,263	(1,687)	(11,170)
Other comprehensive income (loss), net of tax	47,383	230,913	225,245	314,508
Comprehensive income (loss)	191,005	371,176	653,263	711,665
Less non-controlling interest (income) expense	2,104	2,256	2,429	6,934
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$188,901	$368,920	$650,834	$704,731
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended September 30, 2025 and 2024

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance June 30, 2025	$676,054	$3,386,218	$255,938	$(96,589)	$(581,049)	$19,542	$3,660,114
Net income			141,518			2,104	143,622
Other comprehensive income (loss)					47,383		47,383
Distributions to non-controlling interest						(264)	(264)
Purchases of treasury stock				(25,468)			(25,468)
Issuance under stock purchase and equity compensation plans		(85)		85			—
Stock-based compensation		4,393					4,393
Cash dividends paid on common stock ($0.275 per share)			(36,733)				(36,733)
Balance September 30, 2025	$676,054	$3,390,526	$360,723	$(121,972)	$(533,666)	$21,382	$3,793,047
Balance June 30, 2024	$655,322	$3,153,107	$235,299	$(98,176)	$(807,817)	$20,600	$3,158,335
Net Income			138,007			2,256	140,263
Other comprehensive income (loss)					230,913		230,913
Distributions to non-controlling interest						(1,398)	(1,398)
Purchases of treasury stock				(44,060)			(44,060)
Issuance under stock purchase and equity compensation plans		(3,087)		3,087			—
Stock-based compensation		4,280					4,280
Cash dividends paid on common stock ($.257 per share)			(34,794)				(34,794)
Balance September 30, 2024	$655,322	$3,154,300	$338,512	$(139,149)	$(576,904)	$21,458	$3,453,539
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2025 and 2024

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2024	$676,054	$3,395,645	$45,494	$(48,401)	$(758,911)	$22,594	$3,332,475
Net income			425,589			2,429	428,018
Other comprehensive income (loss)					225,245		225,245
Distributions to non-controlling interest						(3,641)	(3,641)
Purchases of treasury stock				(91,544)			(91,544)
Issuance under stock purchase and equity compensation plans		(17,977)		17,973			(4)
Stock-based compensation		12,858					12,858
Cash dividends paid on common stock ($.825 per share)			(110,360)				(110,360)
Balance September 30, 2025	$676,054	$3,390,526	$360,723	$(121,972)	$(533,666)	$21,382	$3,793,047
Balance December 31, 2023	$655,322	$3,162,622	$53,183	$(35,599)	$(891,412)	$20,114	$2,964,230
Net income			390,223			6,934	397,157
Other comprehensive income (loss)					314,508		314,508
Distributions to non-controlling interest						(5,590)	(5,590)
Purchases of treasury stock				(124,603)			(124,603)
Issuance under stock purchase and equity compensation plans		(21,053)		21,053			—
Stock-based compensation		12,731					12,731
Cash dividends paid on common stock ($.771 per share)			(104,894)				(104,894)
Balance September 30, 2024	$655,322	$3,154,300	$338,512	$(139,149)	$(576,904)	$21,458	$3,453,539
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2025	2024
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$428,018	$397,157
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	40,145	19,395
Provision for depreciation and amortization	41,756	40,513
Amortization (accretion) of investment security premiums (discounts), net	(13,113)	2,781
Investment securities (gains) losses, net (A)	(731)	(6,846)
Net (gains) losses on sales of loans held for sale	(2,082)	(1,823)
Originations of loans held for sale	(90,432)	(73,502)
Proceeds from sales of loans held for sale	92,578	77,468
Net (increase) decrease in trading debt securities, excluding unsettled transactions	(26,588)	(25,771)
Stock-based compensation	12,858	12,731
(Increase) decrease in interest receivable	(4,889)	(4,878)
Increase (decrease) in interest payable	6,149	(2,564)
Increase (decrease) in income taxes payable	(21,405)	16,791
Other changes, net	(83,448)	263,062
Net cash provided by (used in) operating activities	378,816	714,514
INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	46,628	1,272,927
Proceeds from maturities/pay downs of investment securities (A)	1,417,157	1,753,061
Purchases of investment securities (A)	(1,001,256)	(2,095,180)
Net (increase) decrease in loans	(598,897)	86,128
Securities purchased under agreements to resell	(350,000)	(350,000)
Repayments of securities purchased under agreements to resell	125,000	325,000
Purchases of premises and equipment	(39,011)	(32,114)
Sales of premises and equipment	100	8,858
Net cash provided by (used in) investing activities	(400,279)	968,680
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	222,245	(17,928)
Net increase (decrease) in certificates of deposit	28,201	(250,608)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(453,693)	(726,586)
Net increase (decrease) in other borrowings	9,214	8,797
Purchases of treasury stock	(92,270)	(123,558)
Cash dividends paid on common stock and distributions to non-controlling interest	(114,001)	(110,484)
Other, net	(4)	—
Net cash provided by (used in) financing activities	(400,308)	(1,220,367)
Increase (decrease) in cash, cash equivalents and restricted cash	(421,771)	462,827
Cash, cash equivalents and restricted cash at beginning of year	3,375,992	2,687,283
Cash, cash equivalents and restricted cash at September 30	$2,954,221	$3,150,110
Income tax payments, net	$134,228	$86,048
Interest paid on deposits and borrowings	$275,251	$329,117
Loans transferred to foreclosed real estate	$1,409	$1,138
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $112 thousand at September 30, 2025. The Company had $111 thousand in restricted cash at September 30, 2024.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2024 data to conform to current year presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the nine month period ended September 30, 2025 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at September 30, 2025 and December 31, 2024 are as follows:

(In thousands)	September 30, 2025	December 31, 2024
Commercial:
Business	$6,414,792	$6,053,820
Real estate – construction and land	1,433,652	1,409,901
Real estate – business	3,745,000	3,661,218
Personal Banking:
Real estate – personal	3,070,980	3,058,195
Consumer	2,171,599	2,073,123
Revolving home equity	364,241	356,650
Consumer credit card	575,317	595,930
Overdrafts	11,186	11,266
Total loans	$17,786,767	$17,220,103

Accrued interest receivable totaled $73.7 million and $70.6 million at September 30, 2025 and December 31, 2024, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended September 30, 2025, the Company wrote-off accrued interest by reversing interest income of $63 thousand and $1.5 million in the Commercial and Personal Banking portfolios, respectively. Similarly, for the nine months ended September 30, 2025, the Company wrote off accrued interest of $266 thousand and $4.8 million in the Commercial and Personal Banking portfolios, respectively. For the three months ended September 30, 2024, the Company reversed $56 thousand and $1.5 million in the Commercial and Personal Banking portfolios, respectively, and in the nine months ended September 30, 2024, reversed $491 thousand and $4.6 million in the Commercial and Personal Banking portfolios.

At September 30, 2025, loans of $3.5 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.7 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at September 30, 2025 and June 30, 2025 are discussed below.

Key Assumption	September 30, 2025	December 31, 2024

Overall economic forecast
•The US economy faces significant downside risks, including a softer labor market
•Includes an expected 25 basis point Federal Reserve rate cut in December and an additional three 25 basis point cuts in 2026
•Economy expected to expand by 2% in 2026
•The United States economy will grow •Expansionary fiscal policy and less immigration cause the labor market to tighten, pushing the unemployment rate lower
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables	•Unemployment rate of 4.4% during the supportable forecast period •Real GDP growth ranges from 1.6% to 2.2% •BBB corporate yield from 5.5% to 5.6% •Housing Price Index from 324.0 to 327.9
•Unemployment rate ranges from 4.2% to 4.3% during the supportable forecast period
•Real GDP growth ranges from 2.5% to 2.7%
•BBB corporate yield from 5.2% to 5.3%
•Housing Price Index from 324.8 to 335.4

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.2% to 23.8% for most loan pools •Consumer credit cards 66.8%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.9% to 23.1% for most loan pools •Consumer credit cards 66.5%
Qualitative factors
Added qualitative factors related to:
•Changes in the composition of the loan portfolios
•Certain industries experiencing stress or emerging concerns within the portfolio
•Loans downgraded to special mention, substandard, or non-accrual status
•Consumer credit card, auto, other vehicle and other consumer portfolios loss expectation adjustment
•Certain portfolios where the model assumptions do not capture all identified loss risk

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

The current forecast includes projections on inflation, labor market trends, Federal Reserve monetary policy, and business growth. Economic, political, and social developments regionally, nationally, and even globally could significantly modify economic projections used in the estimation of the allowance for credit losses. Uncertainty around increased unemployment and other negative economic trends is heightened.

Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating the allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types, and may have offsetting impacts to other changing variables and inputs.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments for the three and nine months ended September 30, 2025 and 2024, respectively, follows:

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$106,854	$58,406	$165,260	$106,769	$55,973	$162,742
Provision for credit losses on loans	6,873	13,866	20,739	7,412	36,341	43,753
Deductions:
Loans charged off	889	11,739	12,628	2,110	35,836	37,946
Less recoveries on loans	86	2,214	2,300	853	6,269	7,122
Net loan charge-offs (recoveries)	803	9,525	10,328	1,257	29,567	30,824
Balance September 30, 2025	$112,924	$62,747	$175,671	$112,924	$62,747	$175,671
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$14,771	$1,234	$16,005	$17,887	$1,048	$18,935
Provision for credit losses on unfunded lending commitments	(756)	78	(678)	(3,872)	264	(3,608)
Balance September 30, 2025	$14,015	$1,312	$15,327	$14,015	$1,312	$15,327
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$126,939	$64,059	$190,998	$126,939	$64,059	$190,998

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$107,217	$51,340	$158,557	$108,201	$54,194	$162,395
Provision for credit losses on loans	(63)	11,924	11,861	(551)	27,208	26,657
Deductions:
Loans charged off	362	11,395	11,757	1,528	33,262	34,790
Less recoveries on loans	255	1,923	2,178	925	5,652	6,577
Net loan charge-offs (recoveries)	107	9,472	9,579	603	27,610	28,213
Balance September 30, 2024	$107,047	$53,792	$160,839	$107,047	$53,792	$160,839
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$19,363	$1,342	$20,705	$23,909	$1,337	$25,246
Provision for credit losses on unfunded lending commitments	(2,715)	(6)	(2,721)	(7,261)	(1)	(7,262)
Balance September 30, 2024	$16,648	$1,336	$17,984	$16,648	$1,336	$17,984
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$123,695	$55,128	$178,823	$123,695	$55,128	$178,823

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2025 and December 31, 2024.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2025
Commercial:
Business	$6,407,415	$6,323	$799	$255	$6,414,792
Real estate – construction and land	1,433,078	383	—	191	1,433,652
Real estate – business	3,727,793	2,267	—	14,940	3,745,000
Personal Banking:
Real estate – personal	3,054,874	5,573	9,666	867	3,070,980
Consumer	2,140,052	28,754	2,793	—	2,171,599
Revolving home equity	362,863	760	618	—	364,241
Consumer credit card	560,209	7,448	7,660	—	575,317
Overdrafts	10,952	234	—	—	11,186
Total	$17,697,236	$51,742	$21,536	$16,253	$17,786,767
December 31, 2024
Commercial:
Business	$6,051,654	$1,501	$564	$101	$6,053,820
Real estate – construction and land	1,409,681	—	—	220	1,409,901
Real estate – business	3,640,643	5,621	—	14,954	3,661,218
Personal Banking:
Real estate – personal	3,021,017	25,267	10,885	1,026	3,058,195
Consumer	2,029,115	40,398	3,610	—	2,073,123
Revolving home equity	351,056	2,798	819	1,977	356,650
Consumer credit card	579,670	7,622	8,638	—	595,930
Overdrafts	10,953	313	—	—	11,266
Total	$17,093,789	$83,520	$24,516	$18,278	$17,220,103

At September 30, 2025, the Company had no non-accrual loans that had no allowance for credit loss, compared to $2.0 million in non-accrual loans that had no allowance for credit loss at December 31, 2024. The Company did not record any interest income on non-accrual loans during the nine months ended September 30, 2025 and 2024, respectively.

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

The risk category of loans in the Commercial portfolio as of September 30, 2025 and December 31, 2024 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2025
Business
Risk Rating:
Pass	$1,319,194	$974,365	$624,134	$441,379	$275,042	$380,683	$2,176,145	$6,190,942
Special mention	6,442	4,184	5,587	3,955	1,301	1,738	85,100	108,307
Substandard	318	1,775	4,341	17,268	8,053	967	82,566	115,288
Non-accrual	—	93	161	—	—	1	—	255
Total Business:	$1,325,954	$980,417	$634,223	$462,602	$284,396	$383,389	$2,343,811	$6,414,792
Gross write-offs for the nine months ended September 30, 2025	$—	$344	$116	$165	$—	$10	$1,051	$1,686
Real estate-construction
Risk Rating:
Pass	$318,318	$328,321	$398,141	$297,506	$4,069	$3,090	$23,294	$1,372,739
Special mention	14,181	—	—	25,854	—	—	—	40,035
Substandard	—	—	2,439	—	18,248	—	—	20,687
Non-accrual	—	191	—	—	—	—	—	191
Total Real estate-construction:	$332,499	$328,512	$400,580	$323,360	$22,317	$3,090	$23,294	$1,433,652
Gross write-offs for the nine months ended September 30, 2025	$—	$24	$—	$—	$—	$—	$—	$24
Real estate-business
Risk Rating:
Pass	$965,802	$558,063	$394,876	$592,924	$384,769	$486,977	$119,098	$3,502,509
Special mention	23,926	46,146	2,821	12,860	980	2,423	13	89,169
Substandard	—	999	25,295	27,177	13,560	64,397	6,954	138,382
Non-accrual	—	—	144	124	164	14,508	—	14,940
Total Real estate-business:	$989,728	$605,208	$423,136	$633,085	$399,473	$568,305	$126,065	$3,745,000
Gross write-offs for the nine months ended September 30, 2025	$—	$—	$400	$—	$—	$—	$—	$400
Commercial loans
Risk Rating:
Pass	$2,603,314	$1,860,749	$1,417,151	$1,331,809	$663,880	$870,750	$2,318,537	$11,066,190
Special mention	44,549	50,330	8,408	42,669	2,281	4,161	85,113	237,511
Substandard	318	2,774	32,075	44,445	39,861	65,364	89,520	274,357
Non-accrual	—	284	305	124	164	14,509	—	15,386
Total Commercial loans:	$2,648,181	$1,914,137	$1,457,939	$1,419,047	$706,186	$954,784	$2,493,170	$11,593,444
Gross write-offs for the nine months ended September 30, 2025	$—	$368	$516	$165	$—	$10	$1,051	$2,110

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
Business
Risk Rating:
Pass	$1,505,299	$956,449	$596,681	$405,669	$148,483	$350,106	$1,887,596	$5,850,283
Special mention	13,576	7,978	8,941	4,155	263	2,065	34,997	71,975
Substandard	2,218	5,596	19,145	5,069	928	10,086	88,419	131,461
Non-accrual	1	47	1	—	—	52	—	101
Total Business:	$1,521,094	$970,070	$624,768	$414,893	$149,674	$362,309	$2,011,012	$6,053,820
Gross write-offs for the year ended December 31, 2024	$200	$275	$40	$53	$—	$18	$1,387	$1,973
Real estate-construction
Risk Rating:
Pass	$419,562	$442,720	$451,606	$53,462	$3,143	$2,450	$34,075	$1,407,018
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2,663	—	—	—	—	—	2,663
Non-accrual	220	—	—	—	—	—	—	220
Total Real estate-construction:	$419,782	$445,383	$451,606	$53,462	$3,143	$2,450	$34,075	$1,409,901
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Real estate- business
Risk Rating:
Pass	$755,498	$604,936	$753,023	$448,041	$363,717	$368,350	$129,868	$3,423,433
Special mention	324	—	12,383	12,524	1,643	298	—	27,172
Substandard	1,280	23,420	36,657	18,429	4,416	104,382	7,075	195,659
Non-accrual	—	—	170	—	14,668	116	—	14,954
Total Real-estate business:	$757,102	$628,356	$802,233	$478,994	$384,444	$473,146	$136,943	$3,661,218
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$62	$—	$62
Commercial loans
Risk Rating:
Pass	$2,680,359	$2,004,105	$1,801,310	$907,172	$515,343	$720,906	$2,051,539	$10,680,734
Special mention	13,900	7,978	21,324	16,679	1,906	2,363	34,997	99,147
Substandard	3,498	31,679	55,802	23,498	5,344	114,468	95,494	329,783
Non-accrual	221	47	171	—	14,668	168	—	15,275
Total Commercial loans:	$2,697,978	$2,043,809	$1,878,607	$947,349	$537,261	$837,905	$2,182,030	$11,124,939
Gross write-offs for the year ended December 31, 2024	$200	$275	$40	$53	$—	$80	$1,387	$2,035

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of September 30, 2025 and December 31, 2024 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2025
Real estate-personal
Current to 90 days past due	$300,852	$334,177	$353,865	$375,031	$449,366	$1,238,685	$8,471	$3,060,447
Over 90 days past due	—	150	635	1,993	1,582	5,306	—	9,666
Non-accrual	—	—	—	—	104	763	—	867
Total Real estate-personal:	$300,852	$334,327	$354,500	$377,024	$451,052	$1,244,754	$8,471	$3,070,980
Gross write-offs for the nine months ended September 30, 2025	$—	$47	$65	$228	$48	$29	$—	$417
Consumer
Current to 90 days past due	$403,858	$285,987	$271,178	$149,318	$104,175	$72,581	$881,709	$2,168,806
Over 90 days past due	90	414	177	184	123	225	1,580	2,793
Total Consumer:	$403,948	$286,401	$271,355	$149,502	$104,298	$72,806	$883,289	$2,171,599
Gross write-offs for the nine months ended September 30, 2025	$325	$2,884	$2,428	$1,414	$589	$280	$1,508	$9,428
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$363,623	$363,623
Over 90 days past due	—	—	—	—	—	—	618	618
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$364,241	$364,241
Gross write-offs for the nine months ended September 30, 2025	$—	$—	$—	$—	$—	$—	$15	$15
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$567,657	$567,657
Over 90 days past due	—	—	—	—	—	—	7,660	7,660
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$575,317	$575,317
Gross write-offs for the nine months ended September 30, 2025	$—	$—	$—	$—	$—	$—	$24,102	$24,102
Overdrafts
Current to 90 days past due	$11,186	$—	$—	$—	$—	$—	$—	$11,186
Total Overdrafts:	$11,186	$—	$—	$—	$—	$—	$—	$11,186
Gross write-offs for the nine months ended September 30, 2025	$1,874	$—	$—	$—	$—	$—	$—	$1,874
Personal banking loans
Current to 90 days past due	$715,896	$620,164	$625,043	$524,349	$553,541	$1,311,266	$1,821,460	$6,171,719
Over 90 days past due	90	564	812	2,177	1,705	5,531	9,858	20,737
Non-accrual	—	—	—	—	104	763	—	867
Total Personal banking loans:	$715,986	$620,728	$625,855	$526,526	$555,350	$1,317,560	$1,831,318	$6,193,323
Gross write-offs for the nine months ended September 30, 2025	$2,199	$2,931	$2,493	$1,642	$637	$309	$25,625	$35,836

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
Real estate-personal
Current to 90 days past due	$387,119	$387,486	$404,680	$482,733	$637,115	$736,217	$10,934	$3,046,284
Over 90 days past due	665	892	1,431	1,890	3,180	2,827	—	10,885
Non-accrual	—	8	—	108	—	910	—	1,026
Total Real estate-personal:	$387,784	$388,386	$406,111	$484,731	$640,295	$739,954	$10,934	$3,058,195
Gross write-offs for the year ended December 31, 2024	$—	$82	$115	$83	$—	$22	$—	$302
Consumer
Current to 90 days past due	$418,902	$369,855	$228,189	$165,030	$72,314	$49,890	$765,333	$2,069,513
Over 90 days past due	465	584	406	213	47	367	1,528	3,610
Total Consumer:	$419,367	$370,439	$228,595	$165,243	$72,361	$50,257	$766,861	$2,073,123
Gross write-offs for the year ended December 31, 2024	$1,438	$3,109	$2,859	$1,308	$540	$255	$2,309	$11,818
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$353,854	$353,854
Over 90 days past due	—	—	—	—	—	—	819	819
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$356,650	$356,650
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$587,292	$587,292
Over 90 days past due	—	—	—	—	—	—	8,638	8,638
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$595,930	$595,930
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$30,427	$30,427
Overdrafts
Current to 90 days past due	$11,266	$—	$—	$—	$—	$—	$—	$11,266
Total Overdrafts:	$11,266	$—	$—	$—	$—	$—	$—	$11,266
Gross write-offs for the year ended December 31, 2024	$2,689	$—	$—	$—	$—	$—	$—	$2,689
Personal banking loans
Current to 90 days past due	$817,287	$757,341	$632,869	$647,763	$709,429	$786,107	$1,717,413	$6,068,209
Over 90 days past due	1,130	1,476	1,837	2,103	3,227	3,194	10,985	23,952
Non-accrual	—	8	—	108	—	910	1,977	3,003
Total Personal banking loans:	$818,417	$758,825	$634,706	$649,974	$712,656	$790,211	$1,730,375	$6,095,164
Gross write-offs for the year ended December 31, 2024	$4,127	$3,191	$2,974	$1,391	$540	$277	$32,736	$45,236

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2025 and December 31, 2024.

(In thousands)	Real Estate	Total
September 30, 2025
Commercial:
Real estate - business	$14,508	$14,508
Total	$14,508	$14,508
December 31, 2024
Commercial:
Real estate - business	$14,667	$14,667
Personal Banking:
Revolving home equity	1,977	1,977
Total	$16,644	$16,644

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

The following tables present the amortized cost at September 30, 2025 of loans that were modified during the three and nine months ended September 30, 2025 and the amortized cost at September 30, 2024 of loans that were modified during the three and nine months ended September 30, 2024.

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Total Loan Category
September 30, 2025
Commercial:
Business	$42,047	$—	$—	$42,047	0.7%
Real estate – business	19,253	—	—	19,253	0.5
Personal Banking:
Real estate – personal	31	1,869	—	1,900	0.1
Consumer	—	—	19	19	—
Consumer credit card	—	—	973	973	0.2
Total	$61,331	$1,869	$992	$64,192	0.4%

	For the Nine Months Ended September 30, 2025
September 30, 2025
Commercial:
Business	$60,984	$—	$—	$60,984	1.0%
Real estate – business	96,549	—	—	96,549	2.6
Personal Banking:
Real estate – personal	31	8,249	—	8,280	0.3
Consumer	—	35	79	114	—
Consumer credit card	—	—	2,389	2,389	0.4
Total	$157,564	$8,284	$2,468	$168,316	0.9%

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Other	Total	% of Total Loan Category
September 30, 2024
Commercial:
Business	$36,892	$—	$—	$—	$36,892	0.6%
Real estate – construction and land	1,915	—	—	—	1,915	0.1
Real estate – business	70,091	—	—	—	70,091	2.0
Personal Banking:
Real estate – personal	42	4,024	—	—	4,066	0.1
Consumer	—	720	30	—	750	—
Consumer credit card	—	—	931	—	931	0.2
Total	$108,940	$4,744	$961	$—	$114,645	0.7%

	For the Nine Months Ended September 30, 2024
September 30, 2024
Commercial:
Business	$54,608	$—	$—	$—	$54,608	0.9%
Real estate – construction and land	1,915	—	—	—	1,915	0.1
Real estate – business	117,718	—	—	—	117,718	3.3
Personal Banking:
Real estate – personal	42	6,586	—	—	6,628	0.2
Consumer	—	720	84	44	848	—
Consumer credit card	—	—	2,642	—	2,642	0.5
Total	$174,283	$7,306	$2,726	$44	$184,359	1.1%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three and nine months ended September 30, 2025 and September 30, 2024.

Term Extension
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Commercial:
Business	Extended maturity by a weighted average of 5 months.	Extended maturity by a weighted average of 5 months.
Real estate – construction and land	—	Extended maturity by a weighted average of 2 months.
Real estate – business	Extended maturity by a weighted average of 6 months.	Extended maturity by a weighted average of 11 months.
Personal Banking:
Real estate – personal	Extended maturity by a weighted average of 9 months.	Extended maturity by a weighted average of 2 months.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Commercial:
Business	Extended maturity by a weighted average of 10 months.	Extended maturity by a weighted average of 5 months.
Real estate – construction and land	—	Extended maturity by a weighted average of 2 months.
Real estate – business	Extended maturity by a weighted average of 15 months.	Extended maturity by a weighted average of 11 months.
Personal Banking:
Real estate – personal	Extended maturity by a weighted average of 9 months.	Extended maturity by a weighted average of 5 months.

Payment Delay
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 25 years.	Deferred certain payments by a weighted average of 15 years.
Consumer	—	Deferred certain payments by a weighted average of 19 years.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 24 years.	Deferred certain payments by a weighted average of 10 years.
Consumer	Deferred certain payments by a weighted average of 8 years.	Deferred certain payments by a weighted average of 19 years.

Interest Rate Reduction
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Personal Banking:
Consumer	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.
Consumer credit card	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Personal Banking:
Consumer	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.
Consumer credit card	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.

The Company had commitments of $13.0 million and $14.9 million at September 30, 2025 and December 31, 2024, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at September 30, 2025 of loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2025 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at September 30, 2024 of loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2024 and had been modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Three Months Ended September 30, 2025					For the Nine Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
September 30, 2025
Commercial:
Business	$45	$—	$—	$—	$45	$45	$—	$—	$—	$45
Real estate – business	14,632	—	—	—	14,632	14,632	—	—	—	14,632
Personal Banking:
Real estate – personal	—	761	—	—	761	—	2,276	—	—	2,276
Consumer	—	—	1	—	1	—	—	25	—	25
Consumer credit card	—	—	257	—	257	—	—	451	—	451
Total	$14,677	$761	$258	$—	$15,696	$14,677	$2,276	$476	$—	$17,429

	For the Three Months Ended September 30, 2024					For the Nine Months Ended September 30, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
September 30, 2024
Commercial:
Business	$14,872	$—	$—	$—	$14,872	$14,872	$—	$—	$—	$14,872
Personal Banking:
Real estate – personal	$—	$2,600	$—	$—	$2,600	$—	$3,728	$—	$—	$3,728
Consumer	—	—	13	—	13	—	—	24	—	24
Consumer credit card	—	—	251	—	251	—	—	536	20	556
Total	$14,872	$2,600	$264	$—	$17,736	$14,872	$3,728	$560	$20	$19,180

The following tables present the amortized cost basis at September 30, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months as well as the amortized cost basis at September 30, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the 12 months preceding September 30, 2024.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
September 30, 2025
Commercial:
Business	$88,589	$—	$45	$88,634
Real estate – business	88,961	—	14,632	103,593
Personal Banking:
Real estate – personal	8,701	917	761	10,379
Consumer	99	35	1	135
Consumer credit card	2,319	405	257	2,981
Total	$188,669	$1,357	$15,696	$205,722

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
September 30, 2024
Commercial:
Business	$56,517	$86	$—	$56,603
Real estate – construction and land	1,915	—	—	1,915
Real estate – business	102,846	—	14,872	117,718
Personal Banking:
Real estate – personal	3,220	1,151	2,601	6,972
Consumer	844	18	12	874
Consumer credit card	2,380	510	237	3,127
Total	$167,722	$1,765	$17,722	$187,209

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 11. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At September 30, 2025, the fair value of these loans was $2.2 million, and the unpaid principal balance was $2.1 million.

At September 30, 2025, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $790 thousand and $343 thousand at September 30, 2025 and December 31, 2024, respectively, and included in those amounts were $790 thousand and $343 thousand at September 30, 2025 and December 31, 2024, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $2.6 million and $2.2 million at September 30, 2025 and December 31, 2024. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at September 30, 2025 and December 31, 2024.

(In thousands)	September 30, 2025	December 31, 2024
Available for sale debt securities	$8,998,586	$9,136,853
Trading debt securities	56,282	38,034
Equity securities:
Readily determinable fair value	43,365	48,359
No readily determinable fair value	9,828	9,083
Other:
Federal Reserve Bank stock	35,822	35,545
Federal Home Loan Bank stock	10,103	10,120
Private equity investments	181,505	184,386
Total investment securities (1)	$9,335,491	$9,462,380
(1)Accrued interest receivable totaled $36.1 million and $35.0 million at September 30, 2025 and December 31, 2024, respectively, and was included within other assets on the consolidated balance sheets.

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

Changes in equity investments with no readily determinable fair value for each period of 2024 were as follows:

	Three Months Ended September 30	Nine Months Ended September 30
(In thousands)	2024	2024
Balance at beginning of period	$65,780	$6,978
Observable upward price adjustments	—	178,227
Observable downward price adjustments	(416)	(416)
Impairment charges	—	—
Sales of securities and other activity	(56,511)	(175,936)
Balance at end of period	$8,853	$8,853

Net gains and losses for the Company's equity securities portfolio for the nine months ended September 30, 2024 were as follows:

Nine Months Ended September 30
(In thousands)	2024
Net gains (losses) recognized during the period on equity securities	$178,098
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(176,755)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$1,343

Available for sale debt securities portfolio
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of September 30, 2025 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$414,722	$415,573
After 1 but within 5 years	1,382,147	1,394,173
After 5 but within 10 years	1,000,182	1,007,653
After 10 years	106,535	107,839
Total U.S. government and federal agency obligations	2,903,586	2,925,238
Government-sponsored enterprise obligations:
After 5 but within 10 years	35,139	30,492
After 10 years	19,820	14,254
Total government-sponsored enterprise obligations	54,959	44,746
State and municipal obligations:
Within 1 year	65,048	64,649
After 1 but within 5 years	415,803	397,106
After 5 but within 10 years	158,341	141,696
After 10 years	109,378	92,247
Total state and municipal obligations	748,570	695,698
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,883,052	3,291,338
Non-agency mortgage-backed securities	487,070	452,424
Asset-backed securities	1,409,706	1,395,349
Total mortgage and asset-backed securities	5,779,828	5,139,111
Other debt securities:
Within 1 year	14,432	14,291
After 1 but within 5 years	74,130	69,564
After 5 but within 10 years	86,832	85,388
After 10 years	24,747	24,550
Total other debt securities	200,141	193,793
Total available for sale debt securities	$9,687,084	$8,998,586

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $419.3 million, at fair value, at September 30, 2025. Interest earned on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At September 30, 2025, the fair value of securities on this watch list was $969.4 million compared to $1.6 billion at December 31, 2024. Almost all of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the increase in interest rates since their purchase and were analyzed outside of the cash flow model. At September 30, 2025, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of September 30, 2025, the Company did not identify any securities for which a credit loss exists, and for the nine months ended September 30, 2025 and 2024, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at September 30, 2025 and December 31, 2024. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At September 30, 2025, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
U.S. government and federal agency obligations	$308,226	$1,294	$572,602	$8,336	$880,828	$9,630
Government-sponsored enterprise obligations	—	—	44,746	10,213	44,746	10,213
State and municipal obligations	10,231	173	654,343	52,750	664,574	52,923
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,556	5	3,235,669	592,554	3,237,225	592,559
Non-agency mortgage-backed securities	—	—	436,921	35,079	436,921	35,079
Asset-backed securities	34,845	86	646,644	23,322	681,489	23,408
Total mortgage and asset-backed securities	36,401	91	4,319,234	650,955	4,355,635	651,046
Other debt securities	—	—	117,248	7,568	117,248	7,568
Total	$354,858	$1,558	$5,708,173	$729,822	$6,063,031	$731,380
December 31, 2024
U.S. government and federal agency obligations	$1,492,875	$24,662	$353,129	$17,197	$1,846,004	$41,859
Government-sponsored enterprise obligations	—	—	42,848	12,576	42,848	12,576
State and municipal obligations	14,860	230	724,587	79,685	739,447	79,915
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,882	42	3,409,405	750,664	3,413,287	750,706
Non-agency mortgage-backed securities	10	—	564,637	56,986	564,647	56,986
Asset-backed securities	219,414	2,371	1,083,938	36,824	1,303,352	39,195
Total mortgage and asset-backed securities	223,306	2,413	5,057,980	844,474	5,281,286	846,887
Other debt securities	26,390	579	198,936	12,718	225,326	13,297
Total	$1,757,431	$27,884	$6,377,480	$966,650	$8,134,911	$994,534

The entire available for sale debt portfolio included $6.1 billion of securities that were in a loss position at September 30, 2025, compared to $8.1 billion at December 31, 2024.  The total amount of unrealized loss on these securities was $731.4 million at September 30, 2025, a decrease of $263.2 million compared to the unrealized loss at December 31, 2024.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at September 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
U.S. government and federal agency obligations	$2,903,586	$31,282	$(9,630)	$—	$2,925,238
Government-sponsored enterprise obligations	54,959	—	(10,213)	—	44,746
State and municipal obligations	748,570	51	(52,923)	—	695,698
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,883,052	845	(592,559)	—	3,291,338
Non-agency mortgage-backed securities	487,070	433	(35,079)	—	452,424
Asset-backed securities	1,409,706	9,051	(23,408)	—	1,395,349
Total mortgage and asset-backed securities	5,779,828	10,329	(651,046)	—	5,139,111
Other debt securities	200,141	1,220	(7,568)	—	193,793
Total	$9,687,084	$42,882	$(731,380)	$—	$8,998,586
December 31, 2024
U.S. government and federal agency obligations	$2,594,130	$2,981	$(41,859)	$—	$2,555,252
Government-sponsored enterprise obligations	55,425	—	(12,576)	—	42,849
State and municipal obligations	822,790	16	(79,915)	—	742,891
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,195,182	415	(750,706)	—	3,444,891
Non-agency mortgage-backed securities	625,539	136	(56,986)	—	568,689
Asset-backed securities	1,595,797	413	(39,195)	—	1,557,015
Total mortgage and asset-backed securities	6,416,518	964	(846,887)	—	5,570,595
Other debt securities	238,563	—	(13,297)	—	225,266
Total	$10,127,426	$3,961	$(994,534)	$—	$9,136,853

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2025	2024
Proceeds from sales of securities:
Available for sale debt securities	$36,065	$1,057,589
Equity securities	—	176,780
Other investments	10,563	38,558
Total proceeds	$46,628	$1,272,927

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$4	$—
Losses realized on sales	(4,218)	(192,938)
Equity securities:
Gains (losses) on equity securities, net	1,666	178,098
Other:
Gains realized on sales	1,172	3,082
Losses realized on sales	(1,735)	(1,601)
Fair value adjustments, net	3,842	20,205
Total investment securities gains (losses), net	$731	$6,846

Net gains on investment securities for the nine months ended September 30, 2025 were mainly comprised of net gains in fair value of $3.8 million on private equity investments and net gains of $1.7 million on equity investments. These gains were largely offset by net losses of $4.2 million on sales of available for sale securities.

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

Pledged securities
At September 30, 2025, securities totaling $6.7 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $6.9 billion at December 31, 2024. Excluding obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2025				December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(5,400)	$—	$150	$5,550	$(5,286)	$—	$264
Mortgage servicing rights	13,704	(4,125)	—	9,579	13,673	(3,905)	—	9,768
Total	$19,254	$(9,525)	$—	$9,729	$19,223	$(9,191)	$—	$10,032

Aggregate amortization expense on intangible assets was $310 thousand and $318 thousand for the three month periods ended September 30, 2025 and 2024, respectively and was $954 thousand and $969 thousand for the nine months ended September 30, 2025 and 2024, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2025. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2025	$1,271
2026	1,192
2027	1,024
2028	885
2029	791

Changes in the carrying amount of goodwill and other intangible assets for the nine month period ended September 30, 2025 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2025	$146,539	$3,600	$264	$9,768
Originations, net of disposals	—	—	—	651
Amortization	—	—	(114)	(840)
Balance September 30, 2025	$146,539	$3,600	$150	$9,579

Goodwill allocated to the Company’s operating segments at September 30, 2025 and December 31, 2024 is shown below.

(In thousands)	September 30, 2025	December 31, 2024
Consumer segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	746	746
Total goodwill	$146,539	$146,539

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2025, that net liability was $4.2 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $643.6 million at September 30, 2025.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2025, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 to 15 years. At September 30, 2025, the fair value of the Company's guarantee liabilities for RPAs was $94 thousand, and the notional amount of the underlying swaps was $274.1 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 1 month to 13 years.

The following table provides the components of lease income.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Direct financing and sales-type leases	$10,114	$9,409	$29,809	$27,464
Operating leases(a)	4,842	4,249	13,327	12,641
Total lease income	$14,956	$13,658	$43,136	$40,105
(a) Includes rent from Tower Properties Company, a related party, of $0 and $20 thousand for the three month periods ended September 30, 2025 and 2024, respectively, and $0 and $58 thousand for the nine month periods ended September 30, 2025 and 2024, respectively. Tower Properties Company was no longer a lessee of the Company as of January 1, 2025.

7. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
Service cost	$139	$97	$410	$290
Interest cost on projected benefit obligation	1,094	1,062	3,241	3,287
Expected return on plan assets	(994)	(1,066)	(2,954)	(3,104)
Amortization of prior service cost	—	(45)	—	(136)
Amortization of unrecognized net loss (gain)	44	177	502	739
Net periodic pension cost	$283	$225	$1,199	$1,076

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first nine months of 2025, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2025	2024	2025	2024
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$141,518	$138,007	$425,589	$390,223
Less income allocated to nonvested restricted stock	1,338	1,289	4,058	3,646
Net income allocated to common stock	$140,180	$136,718	$421,531	$386,577
Weighted average common shares outstanding	132,338	134,217	132,568	134,862
Basic income per common share	$1.06	$1.02	$3.18	$2.87
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$141,518	$138,007	$425,589	$390,223
Less income allocated to nonvested restricted stock	1,337	1,288	4,055	3,643
Net income allocated to common stock	$140,181	$136,719	$421,534	$386,580
Weighted average common shares outstanding	132,338	134,217	132,568	134,862
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	125	178	136	163
Weighted average diluted common shares outstanding	132,463	134,395	132,704	135,025
Diluted income per common share	$1.06	$1.01	$3.18	$2.86

Unexercised stock appreciation rights of 237 thousand and 378 thousand for the three month periods ended September 30, 2025 and 2024, respectively, and 230 thousand and 410 thousand for the six month periods ended September 30, 2025 and 2024, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2025	$(742,926)	$(12,059)	$(3,926)	$(758,911)
Other comprehensive income (loss) before reclassifications to current earnings	297,859	—	4,833	302,692
Amounts reclassified to current earnings from accumulated other comprehensive income	4,214	502	(7,082)	(2,366)
Current period other comprehensive income (loss), before tax	302,073	502	(2,249)	300,326
Income tax (expense) benefit	(75,518)	(125)	562	(75,081)
Current period other comprehensive income (loss), net of tax	226,555	377	(1,687)	225,245
Balance September 30, 2025	$(516,371)	$(11,682)	$(5,613)	$(533,666)
Balance January 1, 2024	$(915,001)	$(13,596)	$37,185	$(891,412)
Other comprehensive income (loss) before reclassifications to current earnings	240,695	—	(6,199)	234,496
Amounts reclassified to current earnings from accumulated other comprehensive income	192,938	603	(8,693)	184,848
Current period other comprehensive income (loss), before tax	433,633	603	(14,892)	419,344
Income tax (expense) benefit	(108,408)	(150)	3,722	(104,836)
Current period other comprehensive income (loss), net of tax	325,225	453	(11,170)	314,508
Balance September 30, 2024	$(589,776)	$(13,143)	$26,015	$(576,904)
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

(In thousands)	Consumer	Commercial	Wealth	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2025
Net interest income	$126,606	$132,575	$22,534	$(2,258)	$279,457
Provision for credit losses	(9,422)	(908)	1	(9,732)	(20,061)
Non-interest income	25,364	66,408	68,100	1,639	161,511
Investment securities gains (losses), net	—	—	—	7,885	7,885
Non-interest expense	(84,886)	(107,201)	(42,254)	(9,677)	(244,018)
Income before income taxes	$57,662	$90,874	$48,381	$(12,143)	$184,774
Nine Months Ended September 30, 2025
Net interest income	$378,958	$393,453	$67,729	$(11,434)	$828,706
Provision for credit losses	(29,241)	(1,548)	(17)	(9,339)	(40,145)
Non-interest income	73,055	211,388	195,985	5,645	486,073
Investment securities gains (losses), net	—	—	—	731	731
Non-interest expense	(250,968)	(319,258)	(124,356)	(32,249)	(726,831)
Income before income taxes	$171,804	$284,035	$139,341	$(46,646)	$548,534
Three Months Ended September 30, 2024
Net interest income	$128,904	$128,253	$20,966	$(15,772)	$262,351
Provision for loan losses	(9,526)	(186)	146	426	(9,140)
Non-interest income	25,517	65,287	61,841	6,380	159,025
Investment securities gains (losses), net	—	—	—	3,872	3,872
Non-interest expense	(85,121)	(102,614)	(40,059)	(9,806)	(237,600)
Income before income taxes	$59,774	$90,740	$42,894	$(14,900)	$178,508
Nine Months Ended September 30, 2024
Net interest income	$384,278	$380,476	$66,390	$(57,545)	$773,599
Provision for credit losses	(27,451)	(952)	150	8,858	(19,395)
Non-interest income	74,424	195,669	179,840	10,184	460,117
Investment securities gains (losses), net	—	—	—	6,846	6,846
Non-interest expense	(245,834)	(303,959)	(118,512)	(47,206)	(715,511)
Income before income taxes	$185,417	$271,234	$127,868	$(78,863)	$505,656

Non-interest expense for the Consumer, Commercial, and Wealth segments above is primarily comprised of salaries, incentives, benefits, and allocated overhead costs for service and support. Non-interest expense for the segments also includes expense for data processing and software, occupancy, and professional and other services.

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

(In thousands)	September 30, 2025	December 31, 2024
Interest rate swaps	$2,012,179	$2,065,400
Interest rate floors	2,000,000	2,000,000
Interest rate caps	94,219	37,488
Credit risk participation agreements	467,339	503,196
Foreign exchange contracts	19,562	16,978
Mortgage loan commitments	6,930	3,060
Mortgage loan forward sale contracts	362	1,759
Forward TBA contracts	7,000	3,500
Total notional amount	$4,607,591	$4,631,381

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

As of September 30, 2025, the Company held four interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.0 billion. Each of the four interest rate floors has a six-year term and a notional amount of $500.0 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031

The premium paid for the floors totaled $90.2 million. At September 30, 2025, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 5.8 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of September 30, 2025, net deferred losses on the interest rate floors totaled $21.3 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of September 30, 2025, it is expected that $11.6 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of September 30, 2025, the total realized gains on the monetized cash flow hedges remaining in AOCI was $13.8 million (pre-tax), which will be reclassified into interest income over the next 1.2 years. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at September 30, 2025 that is expected to be reclassified into income within the next 12 months is $12.5 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis on its consolidated balance sheets, and these are reported in other assets and other liabilities. In prior years, certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swap. There was no reduction to positive or negative fair values of cleared swaps at September 30, 2025 and December 31, 2024.

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2025	Dec. 31, 2024	Sept. 30, 2025	Dec. 31, 2024
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$40,376	$35,544	$—	$—
Total derivatives designated as hedging instruments	$40,376	$35,544	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$20,703	$26,759	$(20,703)	$(26,759)
Interest rate caps	3	44	(3)	(44)
Credit risk participation agreements	76	35	(94)	(58)
Foreign exchange contracts	459	179	(435)	(101)
Mortgage loan commitments	118	58	(11)	—
Mortgage loan forward sale contracts	2	14	—	—
Forward TBA contracts	23	15	(2)	(1)
Total derivatives not designated as hedging instruments	$21,384	$27,104	$(21,248)	$(26,963)
Total	$61,760	$62,648	$(21,248)	$(26,963)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended September 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$(10,548)	$(346)	$(10,202)	Interest and fees on loans	$2,177	$6,433	$(4,256)
Total	$(10,548)	$(346)	$(10,202)	Total	$2,177	$6,433	$(4,256)
For the Nine Months Ended September 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$4,833	$5,688	$(855)	Interest and fees on loans	$7,082	$19,712	$(12,630)
Total	$4,833	$5,688	$(855)	Total	$7,082	$19,712	$(12,630)
For the Three Months Ended September 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$23,168	$13,673	$9,495	Interest and fees on loans	$2,816	$7,072	$(4,256)
Total	$23,168	$13,673	$9,495	Total	$2,816	$7,072	$(4,256)
For the Nine Months Ended September 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$(6,199)	$3,565	$(9,764)	Interest and fees on loans	$8,693	$21,369	$(12,676)
Total	$(6,199)	$3,565	$(9,764)	Total	$8,693	$21,369	$(12,676)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2025	2024	2025	2024
Derivative instruments:
Interest rate swaps	Other non-interest income	$393	$239	$1,140	$1,562
Credit risk participation agreements	Other non-interest income	(39)	—	139	(214)
Foreign exchange contracts	Other non-interest income	162	(42)	(54)	(21)
Mortgage loan commitments	Loan fees and sales	(146)	52	49	105
Mortgage loan forward sale contracts	Loan fees and sales	—	1	(11)	1
Forward TBA contracts	Loan fees and sales	(69)	(141)	(169)	(127)
Total		$301	$109	$1,094	$1,306

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
September 30, 2025
Assets:
Derivatives subject to master netting agreements	$61,555	$—	$61,555	$(11,563)	$(38,078)	$11,914
Derivatives not subject to master netting agreements	205	—	205
Total derivatives	$61,760	$—	$61,760
Liabilities:
Derivatives subject to master netting agreements	$20,814	$—	$20,814	$(11,563)	$—	$9,251
Derivatives not subject to master netting agreements	434	—	434
Total derivatives	$21,248	$—	$21,248
December 31, 2024
Assets:
Derivatives subject to master netting agreements	$62,437	$—	$62,437	$(3,780)	$(54,620)	$4,037
Derivatives not subject to master netting agreements	211	—	211
Total derivatives	$62,648	$—	$62,648
Liabilities:
Derivatives subject to master netting agreements	$26,848	$—	$26,848	$(3,780)	$—	$23,068
Derivatives not subject to master netting agreements	115	—	115
Total derivatives	$26,963	$—	$26,963

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
September 30, 2025
Total resale agreements, subject to master netting arrangements	$850,000	$—	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,335,405	—	2,335,405	—	(2,335,405)	—
December 31, 2024
Total resale agreements, subject to master netting arrangements	$625,000	$—	$625,000	$—	$(625,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,803,043	—	2,803,043	—	(2,803,043)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2025 and December 31, 2024, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2025
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$276,573	$—	$—	$276,573
Government-sponsored enterprise obligations	10,823	—	—	10,823
Agency mortgage-backed securities	1,402,280	4,600	26,750	1,433,630
Non-agency mortgage-backed securities	22,203	—	—	22,203
Asset-backed securities	412,891	18,706	31,604	463,201
Other debt securities	128,975	—	—	128,975
Total repurchase agreements, gross amount recognized	$2,253,745	$23,306	$58,354	$2,335,405
December 31, 2024
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$518,937	$—	$—	$518,937
Government-sponsored enterprise obligations	9,969	—	—	9,969
Agency mortgage-backed securities	1,641,156	9,600	22,250	1,673,006
Non-agency mortgage-backed securities	24,273	—	—	24,273
Asset-backed securities	462,841	30,623	18,227	511,691
Other debt securities	65,167	—	—	65,167
Total repurchase agreements, gross amount recognized	$2,722,343	$40,223	$40,477	$2,803,043

13. Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights (SARs). Historically, most of the awards have been issued during the first quarter of each year. The stock-based compensation expense charged against income was $4.4 million and $4.3 million in the three months ended September 30, 2025 and 2024 respectively, and $12.9 million and $12.7 million in the nine months ended September 30, 2025 and 2024, respectively.

Nonvested stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2025, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	1,252,653	$55.41
Granted	295,082	65.18
Vested	(251,027)	55.02
Forfeited	(38,590)	57.29
Nonvested at September 30, 2025	1,258,118	$57.73

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

Weighted per share average fair value at grant date	$19.72
Assumptions:
Dividend yield	1.7%
Volatility	29.6%
Risk-free interest rate	4.1%
Expected term	6.0 years

A summary of SAR activity during the first nine months of 2025 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	841,962	$48.90
Granted	38,770	64.93
Forfeited	(2,533)	55.07
Expired	(1,631)	54.87
Exercised	(63,088)	39.50
Outstanding at September 30, 2025	813,480	$50.36	5.0 years	$8,057

14. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the nine months ended September 30, 2025, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
Trust fees	$58,412	$54,689	$170,575	$158,085
Bank card transaction fees	45,551	47,570	137,506	141,977
Deposit account charges and other fees	27,427	25,380	80,297	74,856
Consumer brokerage services	6,698	4,619	16,866	13,505
Other non-interest income	10,659	14,496	43,867	37,337
Total non-interest income from contracts with customers	148,747	146,754	449,111	425,760
Other non-interest income (1)	12,764	12,271	36,962	34,357
Total non-interest income	$161,511	$159,025	$486,073	$460,117
(1) This revenue is not within the scope of ASC 606, and includes fees relating to bond trading activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all debit and credit card fees were earned in the Consumer segment, while corporate card and merchant fees were earned in the Commercial segment. The Consumer and Commercial segments contributed approximately 28% and 71%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income were earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the nine month periods ended September 30, 2025 and 2024 for the Company’s significant revenue from contracts with customers.

(In thousands)	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Bank card transaction fees	$14,100	$17,754	$15,701	$18,069
Trust fees	2,174	2,165	2,198	1,764
Deposit account charges and other fees	7,693	7,897	6,813	6,588
Consumer brokerage services	—	—	—	8

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the September 30, 2025 and December 31, 2024 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2025 or the year ended December 31, 2024.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Assets:
Residential mortgage loans held for sale	$2,163	$—	$2,163	$—
Available for sale debt securities:
U.S. government and federal agency obligations	2,925,238	2,925,238	—	—
Government-sponsored enterprise obligations	44,746	—	44,746	—
State and municipal obligations	695,698	—	694,738	960
Agency mortgage-backed securities	3,291,338	—	3,291,338	—
Non-agency mortgage-backed securities	452,424	—	452,424	—
Asset-backed securities	1,395,349	—	1,395,349	—
Other debt securities	193,793	—	193,793	—
Trading debt securities	56,282	13,082	43,200	—
Equity securities	43,365	43,365	—	—
Private equity investments	181,505	—	—	181,505
Derivatives *	61,760	—	61,566	194
Assets held in trust for deferred compensation plan	22,789	22,789	—	—
Total assets	9,366,450	3,004,474	6,179,317	182,659
Liabilities:
Derivatives *	21,248	—	21,143	105
Liabilities held in trust for deferred compensation plan	22,789	22,789	—	—
Total liabilities	$44,037	$22,789	$21,143	$105
December 31, 2024
Assets:
Residential mortgage loans held for sale	$2,981	$—	$2,981	$—
Available for sale debt securities:
U.S. government and federal agency obligations	2,555,252	2,555,252	—	—
Government-sponsored enterprise obligations	42,849	—	42,849	—
State and municipal obligations	742,891	—	741,927	964
Agency mortgage-backed securities	3,444,891	—	3,444,891	—
Non-agency mortgage-backed securities	568,689	—	568,689	—
Asset-backed securities	1,557,015	—	1,557,015	—
Other debt securities	225,266	—	225,266	—
Trading debt securities	38,034	10,219	27,815	—
Equity securities	48,359	48,359	—	—
Private equity investments	184,386	—	—	184,386
Derivatives *	62,648	—	62,555	93
Assets held in trust for deferred compensation plan	21,849	21,849	—	—
Total assets	9,495,110	2,635,679	6,673,988	185,443
Liabilities:
Derivatives *	26,963	—	26,905	58
Liabilities held in trust for deferred compensation plan	21,849	21,849	—	—
Total liabilities	$48,812	$21,849	$26,905	$58
* The fair value of each class of derivative is shown in Note 11.

The changes in the Company's Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended September 30, 2025
Balance June 30, 2025	$950	$174,070	$175,020
Total gains (losses) realized/unrealized:
Included in earnings	—	7,953	7,953
Included in other comprehensive income *	10	—	10
Purchases of private equity investments	—	560	560
Sale/pay down of private equity investments	—	(1,096)	(1,096)
Capitalized interest/dividends	—	18	18
Balance September 30, 2025	$960	$181,505	$182,465
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2025	$—	$7,953	$7,953
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2025	$10	$—	$10
For the nine months ended September 30, 2025
Balance January 1, 2025	$964	$184,386	$185,350
Total gains (losses) realized/unrealized:
Included in earnings	—	3,842	3,842
Included in other comprehensive income *	(6)	—	(6)
Discount accretion	2	—	2
Purchases of private equity investments	—	6,986	6,986
Sale/pay down of private equity investments	—	(13,761)	(13,761)
Capitalized interest/dividends	—	52	52
Balance September 30, 2025	$960	$181,505	$182,465
Total gains (losses) for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2025	$—	$4,641	$4,641
*Total gains (losses) for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2025	$(6)	$—	$(6)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended September 30, 2024
Balance June 30, 2024	$953	$178,321	$179,274
Total gains (losses) realized/unrealized:
Included in earnings	—	7,428	7,428
Included in other comprehensive income *	(2)	—	(2)
Purchases of private equity investments	—	375	375
Sale/pay down of private equity investments	—	(15,139)	(15,139)
Capitalized interest/dividends	—	(12)	(12)
Balance at September 30, 2024	$951	$170,973	$171,924
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$—	$7,428	$7,428
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$(2)	$—	$(2)
For the nine months ended September 30, 2024
Balance January 1, 2024	$947	$176,667	$177,614
Total gains (losses) realized/unrealized:
Included in earnings	—	20,205	20,205
Included in other comprehensive income *	3	—	3
Discount accretion	1	—	1
Purchases of private equity investments	—	11,322	11,322
Sale/pay down of private equity investments	—	(37,103)	(37,103)
Capitalized interest/dividends	—	(118)	(118)
Balance at September 30, 2024	$951	$170,973	$171,924
Total gains (losses) for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$—	$10,480	$10,480
*Total gains (losses) for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$3	$—	$3
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Company's Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Investment Securities Gains (Losses), Net
For the three months ended September 30, 2025
Total gains or losses included in earnings	$7,953
Change in unrealized gains or losses relating to assets still held at September 30, 2025	$7,953
For the nine months ended September 30, 2025
Total gains or losses included in earnings	$3,842
Change in unrealized gains or losses relating to assets still held at September 30, 2025	$4,641
For the three months ended September 30, 2024
Total gains or losses included in earnings	$7,428
Change in unrealized gains or losses relating to assets still held at September 30, 2024	$7,428
For the nine months ended September 30, 2024
Total gains or losses included in earnings	$20,205
Change in unrealized gains or losses relating to assets still held at September 30, 2024	$10,480

Level 3 Inputs
The Company's Level 3 measurements at September 30, 2025, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	3.8	-	6.0	5.0
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first nine months of 2025 and 2024, and still held as of September 30, 2025 and 2024, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2025 and 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2025
Collateral dependent loans	$249	$—	$—	$249	$(435)
Long-lived assets	301	—	—	301	(99)

September 30, 2024
Collateral dependent loans	$14,872	$—	$—	$14,872	$(2,646)

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2025 and December 31, 2024:

	Carrying Amount	Estimated Fair Value at September 30, 2025
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,414,792	$—	$—	$6,342,647	$6,342,647
Real estate - construction and land	1,433,652	—	—	1,410,678	1,410,678
Real estate - business	3,745,000	—	—	3,693,145	3,693,145
Real estate - personal	3,070,980	—	—	2,810,106	2,810,106
Consumer	2,171,599	—	—	2,160,896	2,160,896
Revolving home equity	364,241	—	—	361,245	361,245
Consumer credit card	575,317	—	—	520,076	520,076
Overdrafts	11,186	—	—	11,070	11,070
Total loans	17,786,767	—	—	17,309,863	17,309,863
Loans held for sale	2,538	—	2,538	—	2,538
Investment securities	9,325,663	2,981,685	6,115,588	228,390	9,325,663
Securities purchased under agreements to resell	850,000	—	—	872,979	872,979
Interest earning deposits with banks	2,477,668	2,477,668	—	—	2,477,668
Cash and due from banks	476,441	476,441	—	—	476,441
Derivative instruments	61,760	—	61,566	194	61,760
Assets held in trust for deferred compensation plan	22,789	22,789	—	—	22,789
Total	$31,003,626	$5,958,583	$6,179,692	$18,411,426	$30,549,701
Financial Liabilities
Non-interest bearing deposits	$7,489,645	$7,489,645	$—	$—	$7,489,645
Savings, interest checking and money market deposits	15,551,799	15,551,799	—	—	15,551,799
Certificates of deposit	2,416,605	—	—	2,444,873	2,444,873
Federal funds purchased	137,660	137,660	—	—	137,660
Securities sold under agreements to repurchase	2,335,405	—	—	2,338,259	2,338,259
Other borrowings	9,203	7,908	1,295	—	9,203
Derivative instruments	21,248	—	21,143	105	21,248
Liabilities held in trust for deferred compensation plan	22,789	22,789	—	—	22,789
Total	$27,984,354	$23,209,801	$22,438	$4,783,237	$28,015,476

	Carrying Amount	Estimated Fair Value at December 31, 2024
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,053,820	$—	$—	$5,943,565	$5,943,565
Real estate - construction and land	1,409,901	—	—	1,384,029	1,384,029
Real estate - business	3,661,218	—	—	3,558,862	3,558,862
Real estate - personal	3,058,195	—	—	2,738,880	2,738,880
Consumer	2,073,123	—	—	2,053,191	2,053,191
Revolving home equity	356,650	—	—	353,731	353,731
Consumer credit card	595,930	—	—	549,874	549,874
Overdrafts	11,266	—	—	11,120	11,120
Total loans	17,220,103	—	—	16,593,252	16,593,252
Loans held for sale	3,242	—	3,242	—	3,242
Investment securities	9,453,297	2,613,830	6,608,452	231,015	9,453,297
Federal funds sold	3,000	3,000	—	—	3,000
Securities purchased under agreements to resell	625,000	—	—	622,021	622,021
Interest earning deposits with banks	2,624,553	2,624,553	—	—	2,624,553
Cash and due from banks	748,357	748,357	—	—	748,357
Derivative instruments	62,648	—	62,555	93	62,648
Assets held in trust for deferred compensation plan	21,849	21,849	—	—	21,849
Total	$30,762,049	$6,011,589	$6,674,249	$17,446,381	$30,132,219
Financial Liabilities
Non-interest bearing deposits	$8,150,669	$8,150,669	$—	$—	$8,150,669
Savings, interest checking and money market deposits	14,754,571	14,754,571	—	—	14,754,571
Certificates of deposit	2,388,404	—	—	2,409,537	2,409,537
Federal funds purchased	123,715	123,715	—	—	123,715
Securities sold under agreements to repurchase	2,803,043	—	—	2,806,428	2,806,428
Derivative instruments	26,963	—	26,905	58	26,963
Liabilities held in trust for deferred compensation plan	21,849	21,849	—	—	21,849
Total	$28,269,214	$23,050,804	$26,905	$5,216,023	$28,293,732

17. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at September 30, 2025, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2024 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be attained for any other period.

Pending Acquisition
On June 16, 2025, the Company and FineMark Holdings, Inc. ("FineMark") announced they entered into a definitive merger agreement ("Merger Agreement") in which the Company will acquire all outstanding shares of FineMark in an all-stock transaction ("Merger"). Immediately after the merger, FineMark's wholly-owned subsidiary, FineMark National Bank & Trust will merge into the Bank ("Bank Merger"). FineMark is headquartered in Fort Meyers, Florida and has 13 banking offices in Florida, Arizona, and South Carolina. As of June 30, 2025, FineMark disclosed that it had total assets of $3.9 billion (including $2.6 billion in loans), $3.5 billion of total liabilities (including $3.1 billion in deposits), and $373 million of total shareholders' equity. Under the terms of the agreement, the shareholders of FineMark will receive a fixed exchange ratio of .690 shares of Company common stock for each share of FineMark common stock. The transaction is valued at approximately $585 million (with the price based on the closing price of the Company's common shares as of June 13, 2025, the last trading day before the public announcement of the merger). The transaction has been approved by the Federal Reserve Bank of Kansas City, the Missouri Division of Finance, and FineMark shareholders. The transaction remains subject to customary closing conditions and is anticipated to close on January 1, 2026.

In connection with the acquisition, the Company incurred merger-related expenses consisting predominantly of professional services for investment banking, legal, and other services associated with the pending transaction that totaled $3.1 million through the third quarter of 2025.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2025	2024		2025	2024
Per Share Data
Net income per common share — basic	$1.06	$1.02	*	$3.18	$2.87	*
Net income per common share — diluted	1.06	1.01	*	3.18	2.86	*
Cash dividends on common stock	.275	.257	*	.825	.771	*
Book value per common share				28.51	25.62	*
Market price				59.76	56.57	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	70.61%	69.93%		70.08%	70.17%
Non-interest bearing deposits to total deposits	29.64	29.92		29.51	29.98
Equity to loans (1)	21.03	19.18		20.23	18.02
Equity to deposits	14.85	13.41		14.18	12.65
Equity to total assets	11.67	10.68		11.21	10.11
Return on total assets	1.78	1.80		1.81	1.71
Return on equity	15.26	16.81		16.15	16.92
(Based on end-of-period data)
Non-interest income to revenue (2)	36.63	37.74		36.97	37.30
Efficiency ratio (3)	55.26	56.31		55.21	57.92
Tier I common risk-based capital ratio				17.46	16.70
Tier I risk-based capital ratio				17.46	16.70
Total risk-based capital ratio				18.26	17.47
Tangible common equity to tangible assets ratio (4)				11.27	10.47
Tier I leverage ratio				12.95	12.31
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

	September 30
(Dollars in thousands)	2025	2024
Total equity	$3,793,047	$3,453,539
Less non-controlling interest	21,382	21,458
Less goodwill	146,539	146,539
Less intangible assets*	3,750	3,904
Total tangible common equity (a)	$3,621,376	$3,281,638
Total assets	$32,288,688	$31,493,592
Less goodwill	146,539	146,539
Less intangible assets*	3,750	3,904
Total tangible assets (b)	$32,138,399	$31,343,149
Tangible common equity to tangible assets ratio (a)/(b)	11.27%	10.47%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2025	2024	% change	2025	2024	% change
Net interest income (expense)	$279,457	$262,351	6.5%	$828,706	$773,599	7.1%
Provision for credit losses	(20,061)	(9,140)	119.5	(40,145)	(19,395)	107.0
Non-interest income	161,511	159,025	1.6	486,073	460,117	5.6
Investment securities gains (losses), net	7,885	3,872	N.M.	731	6,846	(89.3)
Non-interest expense	(244,018)	(237,600)	2.7	(726,831)	(715,511)	1.6
Income taxes	(41,152)	(38,245)	7.6	(120,516)	(108,499)	11.1
Non-controlling interest income (expense)	(2,104)	(2,256)	(6.7)	(2,429)	(6,934)	(65.0)
Net income attributable to Commerce Bancshares, Inc.	$141,518	$138,007	2.5%	$425,589	$390,223	9.1%

For the quarter ended September 30, 2025, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $141.5 million, an increase of $3.5 million, or 2.5%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.78%, the annualized return on average equity was 15.26%, and the efficiency ratio was 55.26%. Diluted earnings per common share was $1.06 per share in the current quarter, an increase of 5.0% compared to $1.01 per share in the third quarter of 2024, and decreased 7.0% compared to $1.14 per share in the previous quarter.

Compared to the third quarter of last year, net interest income increased $17.1 million, or 6.5%, mainly due to increases in interest income on investment securities and securities purchased under agreements to resell ("resale agreements") of $11.8 million and $4.4 million, respectively, partly offset by a decrease in interest income on loans of $6.2 million. Interest expense on deposits and interest expense on borrowings also decreased $10.9 million and $4.2 million, respectively. The provision for credit losses increased $10.9 million compared to the same quarter in the prior year. Non-interest income increased $2.5 million, or 1.6%, compared to the third quarter of 2024, mainly due to increases in trust fees, brokerage fees and deposit account fees of $3.7 million, $2.1 million, and $2.0 million, respectively. These increases were partly offset by a decrease in bankcard fee income and a decrease in capital market fees of $2.0 million and $857 thousand, respectively. Net gains on investment securities totaled $7.9 million in the current quarter compared to net gains of $3.9 million in the same quarter of last year. Securities gains in the current quarter primarily resulted from net gains in fair value of $8.0 million recorded on private equity investments. Non-interest expense increased $6.4 million, or 2.7%, over the third quarter of 2024, mainly due to higher salaries expense, professional and other services expense, and data processing and software expense of $4.3 million, $2.5 million, and $1.2 million, respectively, partly offset by non-recurring litigation settlement expense during the third quarter of the prior year.

Net income for the first nine months of 2025 totaled $425.6 million, an increase of $35.4 million, or 9.1% from the same period last year. Diluted earnings per common share was $3.18, an increase of 11.2% compared to $2.86 per share in the same period last year. For the first nine months of 2025, the annualized return on average assets was 1.81%, the annualized return on average equity was 16.15% and the efficiency ratio was 55.21%. Net interest income increased $55.1 million, or 7.1%, over the same period last year. This growth was largely due to increases in interest income on investment securities and securities purchased under agreements to resell ("resale agreements") of $31.5 million and $16.2 million, respectively, partly offset by a decrease in interest income on loans of $23.7 million. Interest expense on deposits and interest expense on borrowings also decreased $31.2 million and $14.0 million, respectively, over the same period last year. The provision for credit losses was $40.1 million for the first nine months of 2025, compared to a provision of $19.4 million in the same period last year. Non-interest income increased $26.0 million, or 5.6%, from the first nine months of last year largely due to increases in trust fees, deposit fees, and brokerage fees of $12.5 million, $5.4 million, and $3.4 million, respectively. Non-interest expense increased $11.3 million, or 1.6%, over the first nine months of last year mainly due to increases in salaries and benefits expense and professional and other services expense of $11.5 million and $8.2 million, respectively, partly offset by non-recurring litigation settlement expense of $10 million and non-recurring charitable donations of $5.0 million during the prior year.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2025 vs. 2024			Nine Months Ended September 30, 2025 vs. 2024
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans:
Business	$4,411	$(7,064)	$(2,653)	$12,448	$(18,909)	$(6,461)
Real estate - construction and land	(76)	(3,694)	(3,770)	(2,120)	(11,129)	(13,249)
Real estate - business	2,134	(3,229)	(1,095)	1,606	(10,178)	(8,572)
Real estate - personal	128	1,979	2,107	312	6,272	6,584
Consumer	521	(1,078)	(557)	858	(1,311)	(453)
Revolving home equity	485	245	730	1,872	(417)	1,455
Consumer credit card	139	(1,077)	(938)	300	(3,125)	(2,825)
Overdrafts	—	—	—	—	—	—
Total interest on loans	7,742	(13,918)	(6,176)	15,276	(38,797)	(23,521)
Loans held for sale	(6)	3	(3)	(50)	24	(26)
Investment securities:
U.S. government and federal agency securities	7,461	2,608	10,069	36,990	7,694	44,684
Government-sponsored enterprise obligations	(3)	(2)	(5)	(9)	(3)	(12)
State and municipal obligations	(509)	93	(416)	(4,539)	343	(4,196)
Mortgage-backed securities	(3,052)	669	(2,383)	(13,724)	(851)	(14,575)
Asset-backed securities	(394)	3,850	3,456	(4,285)	13,088	8,803
Other securities	(350)	1,375	1,025	(2,476)	(942)	(3,418)
Total interest on investment securities	3,153	8,593	11,746	11,957	19,329	31,286
Federal funds sold	—	—	—	1	(7)	(6)
Securities purchased under agreements to resell	3,337	1,026	4,363	10,102	6,140	16,242
Interest earning deposits with banks	(1,954)	(5,913)	(7,867)	3,278	(17,322)	(14,044)
Total interest income	12,272	(10,209)	2,063	40,564	(30,633)	9,931
Interest expense:
Deposits:
Savings	(4)	(54)	(58)	(13)	(101)	(114)
Interest checking and money market	3,089	(7,851)	(4,762)	11,030	(23,907)	(12,877)
Certificates of deposit of less than $100,000	(437)	(2,299)	(2,736)	182	(6,255)	(6,073)
Certificates of deposit of $100,000 and over	(118)	(3,227)	(3,345)	(3,472)	(8,628)	(12,100)
Total interest on deposits	2,530	(13,431)	(10,901)	7,727	(38,891)	(31,164)
Federal funds purchased	(1,031)	(333)	(1,364)	(5,535)	(1,017)	(6,552)
Securities sold under agreements to repurchase	1,506	(4,312)	(2,806)	4,279	(11,739)	(7,460)
Other borrowings	14	(12)	2	25	(4)	21
Total interest expense	3,019	(18,088)	(15,069)	6,496	$(51,651)	$(45,155)
Net interest income, fully taxable-equivalent basis	$9,253	$7,879	$17,132	$34,068	$21,018	$55,086

Net interest income in the third quarter of 2025 was $279.5 million, an increase of $17.1 million over the third quarter of 2024. On a fully taxable-equivalent (FTE) basis, net interest income totaled $281.8 million in the third quarter of 2025, up $17.1 million over the same period last year and down $658 thousand from the previous quarter. The increase in net interest income compared to the third quarter of 2024 was mainly due to higher interest income earned on investment securities (FTE) of $11.7 million and lower deposit interest expense of $10.9 million, partly offset by lower interest income earned on loans (FTE) of $6.1 million and deposits at the Federal Reserve of $7.9 million. The increase in total interest earned on investment securities (FTE) was mainly the result of higher average balances and rates earned on U.S. government and federal agency securities and higher average rates earned on asset-backed securities. The decrease in deposit interest expense was mainly due to lower average rates paid, while the decrease in interest earned on deposits at the Federal Reserve was mainly due to lower rates earned. Interest income earned on loans (FTE) decreased mainly due to lower average rates, partly offset by higher average balances. The Company's net yield on earning assets (FTE) was 3.64% in the current quarter compared to 3.50% in the third quarter of 2024.

Total interest income (FTE) increased $2.1 million over the third quarter of 2024. Interest income on loans (FTE) was $265.6 million during the third quarter of 2025, a decrease of $6.2 million, or 2.3%, from the same quarter last year. The decrease in loan interest income from the same quarter of last year was primarily due to a decline of 33 basis points in the average rate earned, partly offset by growth of $468.5 million, or 2.8%, in average loan balances. Most of the decrease in interest income occurred in the construction and land, business and business real estate loan categories. The largest decrease to interest income occurred in construction and land loan interest, which declined $3.8 million due to a 107 basis point decrease in the average rate earned. Business loan interest income declined $2.7 million due to a 45 basis point decrease in the average rate earned, partly offset by higher average balances of $263.2 million, or 4.4%. Business real estate loan interest income decreased $1.1 million due to a decrease of 36 basis points in the average rate earned, partly offset by higher average balances of $134.8 million, or 3.8%. Consumer credit card loan interest income declined $938 thousand mainly due to an 80 basis point decrease in the average rate earned. These decreases in interest income were partly offset by an increase in personal real estate loan interest income of $2.1 million mainly due to a 24 basis point increase in the average rate earned.

Interest income on investment securities (FTE) was $75.0 million during the third quarter of 2025, which was an increase of $11.7 million over the same quarter last year. The increase in interest income occurred mainly in interest earned on U.S. government and federal agency securities, which grew $10.1 million due to an $804.3 million increase in average balances and a 38 basis point increase in the average rate earned. Interest income related to the Company's U.S. Treasury inflation-protected securities, which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), increased $1.6 million over the same quarter last year. Interest income earned on asset-backed securities grew $3.5 million due to a 103 basis point increase in the average rate earned, partly offset by a decrease in average balances of $58.8 million, or 3.9%. Interest earned on other securities increased $1.0 million mainly due to the receipt of $1.3 million in non-accrual interest income from a private equity investment in the third quarter of 2025. These increases to interest income were partly offset by a decline in interest income on mortgage-backed securities of $2.4 million, driven by lower average balances of $621.0 million, or 12.2%. In addition, the Company recorded a $314 thousand adjustment to premium amortization at September 30, 2025, which increased interest income and reflected slower forward prepayment speed estimates on mortgage-backed securities. This increase was higher than the $286 thousand adjustment decreasing income in the same quarter last year. Interest income earned on state and municipal obligations declined $416 thousand mainly due to a $100.5 million, or 11.7%, decrease in average balances. Additionally, the average rate earned on investment securities during the three months ended September 30, 2025 increased 47 basis points over the same period in the prior year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $10.0 billion in both the third quarters of 2025 and 2024.

Interest income on securities purchased under agreements to resell increased $4.4 million over the same quarter last year, due to an increase of 47 basis points in the average rate earned and growth of $375.0 million in the average balance. Interest income on deposits at the Federal Reserve decreased $7.9 million due to declines of 98 basis points in average rate earned and $142.7 million in the average balance.

The average fully taxable-equivalent yield on total interest earning assets was 4.86% in the third quarter of 2025, down from 4.96% in the third quarter of 2024.

Total interest expense decreased $15.1 million compared to the third quarter of 2024 due to decreases of $10.9 million in interest expense on interest bearing deposits and $4.2 million in interest expense on borrowings. The decrease in deposit interest expense resulted mainly from lower interest expense on certificates of deposit balances of $6.1 million due to an 81 basis point decline in the average rate paid and a decrease of $111.4 million, or 4.4%, in average balances. Interest expense on interest checking and money market deposit accounts decreased $4.8 million due to a 20 basis point decline in average rates paid, partly offset by an increase of $498.4 million, or 3.8%, in average balances. The overall rate paid on total deposits decreased 29 basis points from the same quarter last year. Interest expense on federal funds purchased decreased $1.4 million due to lower average balances of $76.0 million and a 104 basis point decline in the average rate paid. Interest expense on customer repurchase agreements decreased $2.8 million due to a 68 basis point decline in the average rate paid, partly offset by growth of $167.8 million, or 7.1%, in the average balance. The overall average rate incurred on all interest bearing liabilities was 1.87% and 2.22% in the third quarters of 2025 and 2024, respectively.

Net interest income (FTE) for the first nine months of 2025 was $835.6 million compared to $780.5 million for the same period in 2024. For the first nine months of 2025, the net interest margin was 3.63% compared to 3.46% for the same period in 2024.

Total interest income (FTE) for the first nine months of 2025 increased $9.9 million over the same period last year mainly due to higher interest income on investment securities (FTE) and securities purchased under agreements to resell, partly offset by lower interest income on loans (FTE) and deposit balances at the Federal Reserve. Loan interest income (FTE) decreased $23.5 million, or 2.9%, due to a 29 basis point decrease in the average rate earned, partly offset by a $318.6 million, or 1.9%, increase in average loan balances. The decrease in interest earned occurred in the construction and land, business real estate, business and consumer credit card loan categories, partly offset by an increase in interest income the personal real estate loan category. Interest income on investment securities (FTE) increased $31.3 million mainly due to a 47 basis point increase in the average rate earned and an increase of $1.3 billion in average balances of U.S. government and federal agency securities. Interest earned on U.S. government and federal agency securities increased $44.7 million due to higher average balances and an increase in the average rate earned, while interest earned on asset-backed securities increased $8.8 million due to higher average rates earned, partly offset by a decrease in average balances. These increases in interest income on investment securities were partly offset by decreases in interest earned on mortgage-backed securities and state and municipal obligations of $14.6 million and $4.2 million, respectively, mainly due to decreases in average balances. Interest earned on other securities decreased $3.4 million due to a decline in average balances. Higher interest income of $16.2 million was earned on securities purchased under agreements to resell, which saw growth in both average balances and rates earned. Interest income on balances at the Federal Reserve decreased $14.0 million due to a 101 basis point decline in the average rate earned, partly offset by an $80.3 million increase in the average balance invested.

Total interest expense for the first nine months of 2025 decreased $45.2 million compared to the same period last year. Interest expense on deposits decreased $31.2 million, due to a 29 basis point decline in the average rate paid, partly offset by a $458.2 million increase in average balances. Interest expense on borrowings decreased $14.0 million due lower interest expense on federal funds purchased of $6.6 million, resulting from lower average balances and rates, while interest expense on securities sold under agreements to repurchase declined $7.5 million due to lower average rates paid, partly offset by higher average balances. The overall cost of total interest bearing liabilities decreased to 1.86% compared to 2.21% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30		Increase (Decrease)		Nine Months Ended September 30		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	% change	2025	2024	Amount	% change
Trust fees	$58,412	$54,689	$3,723	6.8%	$170,575	$158,085	$12,490	7.9%
Bank card transaction fees	45,551	47,570	(2,019)	(4.2)	137,506	141,977	(4,471)	(3.1)
Deposit account charges and other fees	27,427	25,380	2,047	8.1	80,297	74,856	5,441	7.3
Capital market fees	5,138	5,995	(857)	(14.3)	16,425	14,647	1,778	12.1
Consumer brokerage services	6,698	4,619	2,079	45.0	16,866	13,505	3,361	24.9
Loan fees and sales	3,465	3,444	21.6		10,288	10,016	272	2.7
Other	14,820	17,328	(2,508)	(14.5)	54,116	47,031	7,085	15.1
Total non-interest income	$161,511	$159,025	$2,486	1.6%	$486,073	$460,117	$25,956	5.6%
Non-interest income as a % of total revenue*	36.6%	37.7%			37.0%	37.3%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the nine month periods ended September 30, 2025 and 2024.

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in thousands)	2025	2024	$ change	% change	2025	2024	$ change	% change
Net debit card fees	$11,270	$11,377	$(107)	(.9)%	$32,818	$33,165	$(347)	(1.0)%
Net credit card fees	3,621	3,957	(336)	(8.5)	10,471	11,762	(1,291)	(11.0)
Net merchant fees	5,570	5,481	89	1.6	17,271	16,593	678	4.1
Net corporate card fees	25,090	26,755	(1,665)	(6.2)	76,946	80,457	(3,511)	(4.4)
Total bank card transaction fees	$45,551	$47,570	$(2,019)	(4.2)%	$137,506	$141,977	$(4,471)	(3.1)%

For the third quarter of 2025, total non-interest income amounted to $161.5 million compared to $159.0 million in the same quarter last year, which was an increase of $2.5 million, or 1.6%. The increase was mainly due to higher trust fees, consumer brokerage service fees and deposit account fees. Trust fees increased $3.7 million, or 6.8%, mainly due to growth of $3.2 million in private client trust fees. Bank card transaction fees for the current quarter declined $2.0 million, or 4.2%, from the same period last year. Net corporate card fees declined $1.7 million mainly due to higher rewards expense, partly offset by higher interchange income. Net credit card fees decreased $336 thousand mainly due to higher rewards expense. Net debit card fees decreased $107 thousand, while net merchant fees increased $89 thousand. Compared to the third quarter of last year, deposit account fees increased $2.0 million, or 8.1%, mainly due to higher corporate cash management fees of $1.8 million. Capital market fees decreased $857 thousand, or 14.3%, mainly due to lower underwriting and trading securities income, while consumer brokerage service fees increased $2.1 million, or 45.0%, mainly due to higher life insurance income and annuity fees. Other non-interest income decreased $2.5 million, or 14.5%, mainly due to lower gains of $4.7 million on the sales of assets, partly offset by increases in cash sweep commissions, tax credit sales income and international fees of $677 thousand, $625 thousand and $408 thousand, respectively.

Non-interest income for the first nine months of 2025 was $486.1 million compared to $460.1 million in the first nine months of 2024, which was an increase of $26.0 million, or 5.6%. The increase was mainly due to higher trust fees, deposit account fees and gains on the sales of assets. Trust fees increased $12.5 million, or 7.9%, mainly due to higher private client and institutional trust fees. Bank card transaction fees for the current year declined $4.5 million, or 3.1%, from the same period last year, mainly due to decreases of $3.5 million in net corporate card fees and $1.3 million in net credit card fees, partly offset by an increase in net merchant fees of $678 thousand. Deposit account fees increased $5.4 million, or 7.3%, mainly due to higher corporate cash management fees. Capital market fees increased $1.8 million, or 12.1%, mainly due to higher trading securities and underwriting income. Consumer brokerage service fees increased $3.4 million, or 24.9%, mainly due to higher life insurance income, annuity fees and advisory fees. Other non-interest income increased $7.1 million, or 15.1%, mainly due to increases of $3.3 million in gains on the sales of assets, $1.4 million in tax credit sales income and $1.2 million in cash sweep commissions. In addition, an increase in fair value adjustments of $777 thousand was recorded on the Company's deferred compensation plan assets and liabilities.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
Net gains (losses) on sales of available for sale debt securities	$—	$(5,395)	$(4,214)	$(192,938)
Net gains (losses) on equity securities	(111)	(208)	1,666	178,098
Net gains (losses) on sales of private equity investments	43	2,047	(563)	1,481
Fair value adjustments on private equity investments	7,953	7,428	3,842	20,205
Total investment securities gains (losses), net	$7,885	$3,872	$731	$6,846

Net gains and losses on investment securities, which were recognized in earnings during the three months ended September 30, 2025 and 2024, are shown in the table above. Net securities gains of $7.9 million were reported in the third quarter of 2025, compared to net gains of $3.9 million in the same period last year. The net gains in the third quarter of 2025 were mainly comprised of net gains in fair value of $8.0 million recorded on private equity investments. These gains were partially offset by net losses of $111 thousand on equity investments. The net gains on investment securities for the same quarter last year were primarily comprised of net gains in fair value of $7.4 million recorded on private equity investments and net gains of $2.0 million on sales of private equity investments. These gains were largely offset by net losses of $5.4 million on the sale of available for sale securities as part of the planned portfolio repositioning. Additional information about the sale of Visa Class C shares and the Company's available for sale debt portfolio repositioning transactions is discussed in Note 3, Investment Securities.

Net gains on investment securities of $731 thousand were recognized in earnings for the nine months ended September 30, 2025, compared to net gains of $6.8 million for the same period in 2024. Net gains in the first nine months of 2025 were mainly comprised of net gains in fair value of $3.8 million recorded on private equity investments and net gains of $1.7 million on equity securities. These gains were largely offset by net losses of $4.2 million on the sale of available for sale securities. Net gains in the first nine months of 2024 were mainly comprised of net gains of $178.1 million on equity investments and net gains in fair value of $20.2 million recorded on private equity investments, largely offset by net losses of $192.9 million on sales of available for sale securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $656 thousand during the first nine months of 2025 and expense of $3.4 million during the first nine months of 2024.

Non-Interest Expense

	Three Months Ended September 30		Increase (Decrease)		Nine Months Ended September 30		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	% change	2025	2024	Amount	% change
Salaries and employee benefits	$157,461	$153,122	$4,339	2.8%	$465,564	$454,043	$11,521	2.5%
Data processing and software	33,555	32,194	1,361	4.2	98,697	94,876	3,821	4.0
Net occupancy	13,474	13,411	63.5		41,148	39,529	1,619	4.1
Professional and other services	11,284	8,830	2,454	27.8	34,283	26,095	8,188	31.4
Marketing	6,670	7,278	(608)	(8.4)	18,487	16,670	1,817	10.9
Equipment	5,421	5,286	135	2.6	15,826	15,387	439	2.9
Supplies and communication	4,837	4,963	(126)	(2.5)	14,845	14,343	502	3.5
Deposit insurance	3,074	2,930	144	4.9	10,130	13,301	(3,171)	(23.8)
Other	8,242	9,586	(1,344)	(14.0)	27,851	41,267	(13,416)	(32.5)
Total non-interest expense	$244,018	$237,600	$6,418	2.7%	$726,831	$715,511	$11,320	1.6%

Non-interest expense for the third quarter of 2025 amounted to $244.0 million, an increase of $6.4 million, or 2.7%, compared to expense of $237.6 million in the third quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries and employee benefits expense, professional and other services expense and data processing and software expense. Salaries and employee benefits expense increased $4.3 million, or 2.8%, mainly due to higher full-time salaries expense of $3.0 million and higher incentive compensation expense of $1.4 million, partly offset by lower healthcare expense of $805 thousand. Full-time equivalent employees totaled 4,666 at September 30, 2025, compared to 4,711 at September 30, 2024. Data processing and software expense increased $1.4 million, or 4.2%, mainly due to higher costs for service providers and software. Professional and other services expense, which increased $2.5 million, or 27.8%, included $1.1 million of acquisition related legal and professional services expense. Other non-interest expense decreased $1.3 million, or 14.0%, mainly due to a $1.5 million reimbursement during the third quarter of 2025 related to a litigation settlement.

Non-interest expense amounted to $726.8 million for the first nine months of 2025, an increase of $11.3 million, or 1.6%, over the first nine months of 2024. Salaries and benefits expense increased $11.5 million, or 2.5%, mainly due to higher full-time salaries expense and incentive compensation expense. Data processing and software expense increased $3.8 million, or 4.0%, due to increased costs for service providers and software expense. Professional and other services expense increased $8.2 million, or 31.4%, and included $3.1 million in acquisition related legal and professional fees. Occupancy expense increased $1.6 million, or 4.1%, mainly due to higher building depreciation expense and demolition costs. Marketing expense increased $1.8 million, or 10.9%, and equipment expense increased $439 thousand, or 2.9%. Supplies and communication expense increased $502 thousand, or 3.5%, mainly due to higher bank card reissuance costs. Deposit insurance decreased $3.2 million, or 23.8%, mainly due to accrual adjustments in 2024 and 2025 to the special assessment by the FDIC. Other non-interest expense decreased $13.4 million, or 32.5%, mainly due to litigation settlement expense of $10.0 million, net of insurance, and a $5.0 million donation to a related charitable foundation, both recorded in 2024. In addition, a $1.5 million reimbursement was recorded in the third quarter of 2025 related to a litigation settlement. These decreases were partly offset by higher travel and entertainment expense of $837 thousand and an increase in fair value adjustments of $777 thousand recorded on the Company's deferred compensation plan assets and liabilities.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2025	June 30, 2025	Sept. 30, 2024	2025	2024
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$165,260	$167,031	$158,557	$162,742	$162,395
Provision for credit losses on loans	20,739	7,919	11,861	$43,753	$26,657
Net loan charge-offs (recoveries):
Commercial:
Business	826	432	114	1,304	759
Real estate-construction and land	—	24	—	24	—
Real estate-business	(23)	(425)	(7)	(71)	(156)
Commercial net loan charge-offs (recoveries)	803	31	107	1,257	603
Personal Banking:
Real estate-personal	269	35	128	376	231
Consumer	2,310	2,168	2,759	7,330	6,546
Revolving home equity	(1)	11	(152)	7	(163)
Consumer credit card	6,515	7,085	6,273	20,567	19,454
Overdrafts	432	360	464	1,287	1,542
Personal banking net loan charge-offs (recoveries)	9,525	9,659	9,472	29,567	27,610
Total net loan charge-offs (recoveries)	10,328	9,690	9,579	30,824	28,213
Balance at end of period	$175,671	$165,260	$160,839	$175,671	$160,839
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$16,005	$18,327	$20,705	$18,935	$25,246
Provision for credit losses on unfunded lending commitments	(678)	(2,322)	(2,721)	(3,608)	(7,262)
Balance at end of period	15,327	16,005	17,984	15,327	17,984
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$190,998	$181,265	$178,823	$190,998	$178,823

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2025	June 30, 2025	Sept. 30, 2024	2025	2024
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.05%	.03%	.01%	.03%	.02%
Real estate-construction and land	—	.01	—	—	—
Real estate-business	—	(.05)	—	—	(.01)
Commercial net loan charge-offs (recoveries)	.03	—	—	.01	.01
Personal Banking:
Real estate-personal	.03	—	.02	.02	.01
Consumer	.42	.40	.52	.46	.41
Revolving home equity	—	.01	(.18)	—	(.07)
Consumer credit card	4.59	5.08	4.46	4.90	4.65
Overdrafts	24.36	25.50	33.81	27.79	34.32
Personal banking net loan charge-offs (recoveries)	.61	.63	.62	.65	.61
Total annualized net loan charge-offs (recoveries)	.23%	.22%	.22%	.24%	.22%
* as a percentage of average loans (excluding loans held for sale)

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan class and the percentage of the allowance for credit losses to the related loan class at period end.

	Sept. 30, 2025		June 30, 2025		Sept. 30, 2024
(Dollars in thousands)	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category
Business	$50,715.79%		$46,472.73%		$43,710.72%
RE — construction and land	28,585	1.99	28,152	2.00	29,736	2.15
RE — business	33,624.90		32,230.86		33,601.94
RE — personal	11,839.39		10,753.35		10,426.34
Consumer	16,530.76		14,853.69		11,309.54
Revolving home equity	1,877.52		1,868.51		1,859.54
Consumer credit card	32,386	5.63	30,796	5.35	30,047	5.23
Overdrafts	115	1.03	136.83		151	3.53
Total	$175,671.99%		$165,260.94%		$160,839.94%

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

Net loan charge-offs in the third quarter of 2025 amounted to $10.3 million, compared to $9.7 million in the prior quarter and $9.6 million in the third quarter of last year. Compared to the same period last year, net loan charge-offs in the third quarter of 2025 increased $749 thousand, and increased $638 thousand from the previous quarter. The increase from the prior year was mainly driven by increases of $712 thousand and $242 thousand in business and consumer credit card loan net charge-offs, respectively, offset by a decrease of $449 thousand in consumer loan net charge-offs. The increase in net loan charge-offs for the three months ended September 30, 2025 from the previous quarter was driven by increases of $402 thousand and $394 thousand in net charge-offs on business real estate and business loans, respectively, partially offset by a decrease of $570 thousand in net charge-offs on consumer credit card loans.

For the three months ended September 30, 2025, annualized net charge-offs on average consumer credit card loans were 4.59%, compared to 5.08% in the previous quarter and 4.46% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .42%, compared to .40% in the prior quarter and .52% in the same period last year. In the third quarter of 2025, total annualized net loan charge-offs were .23%, compared to .22% in the previous quarter and .22% in the same period last year.

For the nine months ended September 30, 2025, total annualized net loan charge-offs were .24%, compared to .22% in the same period last year. Net loan charge-offs were $30.8 million in the first nine months of 2025, an increase of $2.6 million over net loan charge-offs of $28.2 million in the first nine months of 2024. The increase in net loan charge-offs during the first nine months of 2025 was mainly driven by higher net charge-offs on consumer credit card, consumer, and business loans.

For the three months ended September 30, 2025, the provision for credit losses on loans was $20.7 million, which was an increase of $12.8 million from the provision recorded in the prior quarter. The provision for the three months ended September 30, 2025 was the result of an increase in the allowance for credit losses on loans. Compared to the same period in the prior year, the provision for credit losses on loans for the three months ended September 30, 2025 increased $8.9 million. For the nine months ended September 30, 2025, the provision for credit losses on loans was $43.8 million, which was a $17.1 million increase over the $26.7 million provision recorded in the same period last year. Changes in the provision are driven by changes in the estimate for the allowance for credit losses on loans.

At September 30, 2025, the allowance for credit losses increased $12.9 million compared to the allowance for credit losses on loans at December 31, 2024. The allowance for credit losses on loans increased $6.2 million in the commercial portfolio primarily due to weakness in soft commodity prices impacting certain industries, partially offset by improvement in loss rate assumptions for the Company's construction loans. The allowance for credit losses on the Company's personal banking portfolio increased $6.8 million due to recent increases in charge-off trends impacting expected loss rate assumptions for the consumer credit card, automobile, and other non-real estate consumer portfolios. The forecast utilized to estimate the allowance for credit losses at September 30, 2025 was more pessimistic than the forecast utilized at December 31, 2024 and reflected a slight decline in key macroeconomic variables. The forecast did not assume a recession. The allowance for credit losses on loans was $175.7 million at September 30, 2025 and was .99%, .95% and .94% of total loans at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $678 thousand, compared to a benefit of $2.7 million for the three months ended September 30, 2024. At September 30, 2025, the liability for unfunded lending commitments was $15.3 million, compared to $18.9 million at December 31, 2024 and $18.0 million at September 30, 2024. The liability decreased primarily due to decreases in unfunded lending commitment balances, coupled with improvement in loss rate assumptions for the Company's construction loans. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at September 30, 2025.

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

(Dollars in thousands)	September 30, 2025	December 31, 2024
Non-accrual loans	$16,253	$18,278
Foreclosed real estate	790	343
Total non-performing assets	$17,043	$18,621
Non-performing assets as a percentage of total loans	.10%	.11%
Non-performing assets as a percentage of total assets	.05%	.06%
Total loans past due 90 days and still accruing interest	$21,536	$24,516

Non-accrual loans totaled $16.3 million at September 30, 2025, a decrease of $2.0 million from the balance at December 31, 2024. The decrease occurred mainly in revolving home equity non-accrual loans, which decreased $2.0 million. At September 30, 2025, non-accrual loans were comprised of business real estate (91.9%), personal real estate (5.3%) business (1.6%), and construction and land (1.2%) loans. Foreclosed real estate totaled $790 thousand at September 30, 2025, an increase of $447 thousand compared to December 31, 2024. Total loans past due 90 days or more and still accruing interest totaled $21.5 million as of September 30, 2025, a decrease of $3.0 million from December 31, 2024. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $274.6 million at September 30, 2025 compared to $330.3 million at December 31, 2024, resulting in a decrease of $55.7 million, or 16.9%.

(In thousands)	September 30, 2025	December 31, 2024
Potential problem loans:
Business	$115,317	$131,527
Real estate – construction and land	20,694	2,662
Real estate – business	138,463	196,030
Real estate – personal	94	96
Total potential problem loans	$274,568	$330,315

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. At September 30, 2025, the Company held $168.3 million of loans that had been modified during the nine months ended September 30, 2025. These loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 2 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 8.1% of total loans outstanding at September 30, 2025. The largest component of construction and land loans was commercial construction, which increased $24.9 million during the nine months ended September 30, 2025. At September 30, 2025, multi-family residential construction loans totaled approximately $556.3 million, or 45.5%, of the commercial construction loan portfolio, compared to $526.6 million, or 44.0%, at December 31, 2024.

(Dollars in thousands)	September 30, 2025	% of Total	% of Total Loans	December 31, 2024	% of Total	% of Total Loans
Commercial construction	$1,222,165	85.2%	6.9%	$1,197,278	84.9%	7.0%
Residential construction	102,663	7.2	.6	106,884	7.6	.6
Residential land and land development	66,948	4.7	.4	65,342	4.6	.4
Commercial land and land development	41,876	2.9	.2	40,397	2.9	.2
Total real estate - construction and land loans	$1,433,652	100.0%	8.1%	$1,409,901	100.0%	8.2%

Real Estate – Business Loans
Total business real estate loans were $3.7 billion at September 30, 2025 and comprised 21.1% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2025, 32.5% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	September 30, 2025	% of Total	% of Total Loans	December 31, 2024	% of Total	% of Total Loans
Owner-occupied	$1,218,769	32.5%	6.9%	$1,237,265	33.8%	7.2%
Office	543,599	14.5	3.1	520,715	14.2	3.0
Industrial	654,164	17.5	3.7	485,250	13.3	2.8
Hotels	308,027	8.2	1.7	334,479	9.1	1.9
Multi-family	364,630	9.7	2.1	310,806	8.5	1.8
Retail	278,288	7.4	1.6	309,431	8.5	1.8
Farm	194,776	5.2	1.1	189,794	5.2	1.1
Senior living	95,528	2.6	.5	183,695	5.0	1.1
Other	87,219	2.4	.4	89,783	2.4	.6
Total real estate - business loans	$3,745,000	100.0%	21.1%	$3,661,218	100.0%	21.3%

Information about the credit quality of the Company's business real estate loan portfolio as of September 30, 2025 and December 31, 2024 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
September 30, 2025
Owner-occupied	$1,166,454	$21,108	$31,083	$124	$1,218,769
Office	458,285	27,631	57,683	—	543,599
Industrial	654,164	—	—	—	654,164
Hotels	308,027	—		—	308,027
Multi-family	315,723	37,994	10,913	—	364,630
Retail	278,288	—	—	—	278,288
Farm	193,920	494	54	308	194,776
Senior living	42,370	—	38,650	14,508	95,528
Other	85,278	1,941	—	—	87,219
Total	$3,502,509	$89,168	$138,383	$14,940	$3,745,000
December 31, 2024
Owner-occupied	$1,203,019	$3,362	$30,598	$286	$1,237,265
Office	451,189	11,980	57,546	—	520,715
Industrial	485,250	—	—	—	485,250
Hotels	334,479	—	—	—	334,479
Multi-family	299,825	10,981	—	—	310,806
Retail	308,730	—	701	—	309,431
Farm	185,998	642	3,154	—	189,794
Senior living	65,366	—	103,661	14,668	183,695
Other	89,577	206	—	—	89,783
Total	$3,423,433	$27,171	$195,660	$14,954	$3,661,218

Revolving Home Equity Loans
The Company had $364.2 million in revolving home equity loans at September 30, 2025 that were collateralized by residential real estate. Most of these loans (94.4%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2025, the

outstanding principal of loans with an original LTV higher than 80% was $28.6 million, or 8.0% of the portfolio, compared to $31.9 million as of December 31, 2024. Total revolving home equity loan balances over 30 days past due were $1.4 million at September 30, 2025 and $5.6 million at December 31, 2024, and there was no outstanding balance for revolving home equity loans on non-accrual status at September 30, 2025 compared to $2.0 million at December 31, 2024. The weighted average FICO score for the total portfolio balance at September 30, 2025 is 777. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2025 through 2028, approximately 12.3% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 86.6% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
The consumer loans category is mostly comprised of private banking loans and automobile loans. Private banking loans comprised of 39.2% of the consumer loan portfolio at September 30, 2025. The Company's private banking loans are mostly executive lines of credit, which are secured primarily by assets held by the Company's trust department, and insurance premium finance loans, which are primarily secured by life insurance policies. Automobile loans, which include direct and indirect product lines, comprised 35.8% of the consumer loan portfolio at September 30, 2025, and outstanding balances for auto loans were $778.2 million and $776.7 million at September 30, 2025 and December 31, 2024, respectively. The balances over 30 days past due amounted to $9.3 million at September 30, 2025 and $14.4 million at December 31, 2024, respectively, and comprised 1.2% of the outstanding balances of these loans at September 30, 2025 and 1.9% at December 31, 2024. For the nine months ended September 30, 2025, $282.9 million of new auto loans were originated, compared to $260.6 million during the first nine months of 2024.  At September 30, 2025, the automobile loan portfolio had a weighted average FICO score of 756, and net charge-offs on auto loans were .9% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 9.7% of the consumer loan portfolio at September 30, 2025. Losses on these loans have historically been low, and the Company saw net recoveries of $135 thousand for the first nine months of 2025. The remaining portion of the Company's consumer loan portfolio is comprised of healthcare financing, boat, RV, motorcycle, other equipment, and unsecured consumer loans. Net charge-offs on consumer loans, other than automobile loans, totaled $2.3 million in the first nine months of 2025 and were .3% of the average balances of these loans at September 30, 2025.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2025 of $575.3 million in consumer credit card loans outstanding, approximately $125.2 million, or 21.8%, carried a low promotional rate. Within the next six months, $51.8 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

	September 30, 2025	December 31, 2024
FICO score:
Under 600	5.3%	5.1%
600 – 659	12.4	11.9
660 – 719	27.9	28.3
720 – 779	26.9	26.3
780 and over	27.5	28.4
Total	100.0%	100.0%

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $302.0 million, or 1.7% of total loans at September 30, 2025, a decrease of $36.0 million from December 31, 2024, as shown in the table below.

(In thousands)	September 30, 2025	December 31, 2024	Unfunded commitments at September 30, 2025
Upstream activities	$225,141	$274,265	$156,158
Mid-stream activities	32,239	36,801	110,431
Downstream activities	16,085	9,757	28,392
Support activities	28,539	17,226	13,211
Total energy lending portfolio	$302,004	$338,049	$308,192

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.6 billion at both September 30, 2025 and December 31, 2024. Additional unfunded commitments at September 30, 2025 totaled $2.4 billion.

Income Taxes
Income tax expense was $41.2 million in the third quarter of 2025, compared to $42.4 million in the second quarter of 2025 and $38.2 million in the third quarter of 2024. The Company's effective tax rate, including the effect of non-controlling interest, was 22.5% in the third quarter of 2025, 21.8% in the second quarter of 2025, and 21.7% in the third quarter of 2024. The increase in the effective tax rate compared to the prior quarter was mostly due to state tax law changes enacted in the prior quarter that decreased the effective tax rate. The increase in the effective tax rate compared to the third quarter of 2024 was mostly due to higher state and local income taxes.

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

Financial Condition
Balance Sheet
Total assets of the Company were $32.3 billion at September 30, 2025 and $32.0 billion at December 31, 2024. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on available for sale debt securities) amounted to $31.1 billion at September 30, 2025 and $30.9 billion at December 31, 2024, and consisted of 57% in loans and 32% in investment securities at September 30, 2025.

At September 30, 2025, total loans increased $566.7 million or 3.3%, compared to balances at December 31, 2024. The increase was mainly due to growth in business, business real estate, and construction loans of $361.0 million, $83.8 million, and $23.8 million, respectively. The increase in business loans was mainly due to growth in commercial and industrial, commercial credit card and tax-free lending. In addition, consumer loans increased $98.5 million, mainly due to growth in private banking loans. These increases were partially offset by a decrease in consumer credit card loans of $20.6 million.

Total available for sale debt securities, excluding fair value adjustments, decreased $440.3 million at September 30, 2025 compared to December 31, 2024. Available for sale debt security sales, maturities and pay downs during this period totaled $1.5 billion, partly offset by purchases of available for sale debt securities during this period of $991.7 million. The decline in available for sale debt securities was mainly the result of lower balances of mortgage-backed securities, asset-backed securities and state and municipal obligations, which decreased $450.6 million, $186.1 million and $74.2 million, respectively, at

September 30, 2025 compared to December 31, 2024. These decreases were partly offset by growth of $309.0 million in U.S. government and federal agency obligations. At September 30, 2025, the duration of the available for sale investment portfolio was 4.4 years, and maturities and pay downs of approximately $1.3 billion are expected to occur during the next 12 months.

Total deposits at September 30, 2025 amounted to $25.5 billion, an increase of $164.4 million compared to December 31, 2024. The increase in deposits largely resulted from an increase in interest checking and money market deposit balances of $807.9 million. This increase was partly offset by a decrease in demand deposits of $661.0 million, mainly in business demand deposits (decrease of $688.3 million). The Company’s borrowings totaled $2.5 billion at September 30, 2025, a decrease of $444.5 million from balances at December 31, 2024, mainly due to a decline in customer repurchase agreement balances.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, and available for sale debt securities, as follows:

(In thousands)	September 30, 2025	September 30, 2024	December 31, 2024
Liquid assets:
Balances at the Federal Reserve Bank	$2,477,668	$2,642,048	$2,624,553
Federal funds sold	—	10	3,000
Available for sale debt securities	8,998,586	9,167,681	9,136,853
Total	$11,476,254	$11,809,739	$11,764,406

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.5 billion at September 30, 2025 and decreased $147 thousand from December 31, 2024. At September 30, 2025, the Company did not have a balance of federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities. The fair value of the available for sale debt portfolio was $9.0 billion at September 30, 2025 and included an unrealized net loss of $688.5 million. The total net unrealized loss included net losses of $640.7 million on mortgage-backed and asset-backed securities and $52.9 million on state and municipal obligations.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.4 years at September 30, 2025. Approximately $1.3 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2025	September 30, 2024	December 31, 2024
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$575,311	$917,340	$840,771
FHLB borrowings and letters of credit	2,021,043	1,238,975	1,473,691
Securities sold under agreements to repurchase *	2,402,124	2,122,196	2,866,468
Other deposits and swaps	1,738,808	1,876,968	1,755,335
Total pledged securities	6,737,286	6,155,479	6,936,265
Unpledged and available for pledging	2,260,338	2,986,267	2,175,800
Ineligible for pledging	962	25,935	24,788
Total available for sale debt securities, at fair value	$8,998,586	$9,167,681	$9,136,853
* Includes securities pledged for collateral swaps outstanding at each period end shown in the table.

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 70.1% for the nine months ended September 30, 2025. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts totaled $23.0 billion and represented 90.5% of the Company's total deposits at September 30, 2025. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Core deposits increased $136.2 million at September 30, 2025 compared to December 31, 2024, primarily due to an increase in commercial deposits of $451.4 million, partly offset by a decrease in consumer deposits of $265.9 million. While the Company considers core consumer and wealth management deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.3 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.5 billion through advances from the FHLB and the Federal Reserve.

The Company also holds securities sold under agreements to repurchase ("resale agreements") which are an additional source of liquidity. At September 30, 2025, the Company's resale agreements totaled $850.0 million and mature from 2028 through 2030. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $875.1 million in fair value at September 30, 2025.

Certificates of deposit of $100,000 or greater totaled $1.4 billion at September 30, 2025. These deposits are normally considered more volatile and higher costing, and comprised 5.6% of total deposits at September 30, 2025.

(In thousands)	September 30, 2025	September 30, 2024	December 31, 2024
Core deposit base:
Non-interest bearing	$7,489,645	$7,396,153	$8,150,669
Interest checking	7,954,187	7,761,976	7,301,288
Savings and money market	7,597,612	7,454,581	7,453,283
Total	$23,041,444	$22,612,710	$22,905,240

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

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. During 2025, the Company's outside borrowings have mainly been comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	September 30, 2025	September 30, 2024	December 31, 2024
Borrowings:
Federal funds purchased	$137,660	$113,630	$123,715
Securities sold under agreements to repurchase	2,335,405	2,068,599	2,803,043
Other debt	9,270	10,201	56
Total	$2,482,335	$2,192,430	$2,926,814

Federal funds purchased, which totaled $137.7 million at September 30, 2025, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At September 30, 2025, the Company had approved lines of credit totaling $4.6 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company's investment portfolio. Total repurchase agreements at September 30, 2025 were comprised of non-insured customer funds totaling $2.3 billion, and securities pledged as collateral for these retail agreements totaled $2.4 billion at September 30, 2025. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at September 30, 2025.

The Company pledges certain assets, including loans and investment securities, to both the FRB and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2025.

	September 30, 2025
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$3,921,515	$2,722,775	$6,644,290
Letters of credit issued	(102,600)	—	(102,600)
Available for future advances	$3,818,915	$2,722,775	$6,541,690

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $421.8 million during the first nine months of 2025, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $378.8 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $400.3 million. Growth in the loan portfolio used cash of $598.9 million and purchases of securities under agreements to resell (net of repayments) used cash of $225.0 million. These uses of cash were partly balanced by sales, maturities, and pay downs (net of purchases) of investment securities, which provided cash of $462.5 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below. Financing activities used cash of $400.3 million, largely resulting from federal funds purchased and securities sold under agreements to repurchases, which used cash of $453.7 million during the first nine months of 2025, partly offset by a net increase of $250.4 million in deposits. Cash dividend payments (including distributions to non-controlling interest) and purchases of treasury stock used cash of $114.0 million and $92.3 million, respectively.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2025 and December 31, 2024, as shown in the following table.

(Dollars in thousands)	September 30, 2025	December 31, 2024	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$23,841,648	$23,500,396
Tier I common risk-based capital	4,163,019	3,926,446
Tier I risk-based capital	4,163,019	3,926,446
Total risk-based capital	4,354,017	4,108,270
Tier I common risk-based capital ratio	17.46%	16.71%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	17.46	16.71	6.00	2.50	8.50	8.00
Total risk-based capital ratio	18.26	17.48	8.00	2.50	10.50	10.00
Tier I leverage ratio	12.95	12.26	4.00	N/A	4.00	5.00
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and periodically purchases stock in the open market. During the nine months ended September 30, 2025, the Company purchased 1,862,967 shares at an average price of $62.85 in open market purchases and through stock-based compensation transactions. At September 30, 2025, 1,486,812 shares remained available for purchase under the Board authorization in place at that date. On October 31, 2025, the share repurchase authorization was increased to 5,000,000 shares.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The Company paid a $.275 per share cash dividend on its common stock in the third quarter of 2025, which was a 7.0% increase compared to its 2024 quarterly dividend.

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

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2025 totaled $16.2 billion (including $6.0 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. The contractual amount of standby and commercial letters of credit totaled $631.8 million and $1.8 million, respectively, at September 30, 2025. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At September 30, 2025, the liability for unfunded lending commitments totaled $15.3 million. See further discussion of the liability for unfunded lending commitments in Note 2 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first nine months of 2025, purchases and sales of tax credits amounted to $160.2 million and $125.4 million, respectively. Fees from sales of tax credits were $4.9 million for the nine months ended September 30, 2025, compared to $3.5 million in the same period last year. At September 30, 2025, the Company expected to fund outstanding purchase commitments of $16.7 million during the remainder of 2025 and had purchase commitments of $545.8 million that it expects to fund from 2026 through 2029.

The Company continued to maintain a strong liquidity position throughout the first nine months of 2025. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first nine months of 2025 and 2024.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2025
Net interest income	$378,958	$393,453	$67,729	$840,140	$(11,434)	$828,706
Provision for credit losses	(29,241)	(1,548)	(17)	(30,806)	(9,339)	(40,145)
Non-interest income	73,055	211,388	195,985	480,428	5,645	486,073
Investment securities gains (losses), net	—	—	—	—	731	731
Non-interest expense	(250,968)	(319,258)	(124,356)	(694,582)	(32,249)	(726,831)
Income before income taxes	$171,804	$284,035	$139,341	$595,180	$(46,646)	$548,534
Nine Months Ended September 30, 2024
Net interest income	$384,278	$380,476	$66,390	$831,144	$(57,545)	$773,599
Provision for credit losses	(27,451)	(952)	150	(28,253)	8,858	(19,395)
Non-interest income	74,424	195,669	179,840	449,933	10,184	460,117
Investment securities gains (losses), net	—	—	—	—	6,846	6,846
Non-interest expense	(245,834)	(303,959)	(118,512)	(668,305)	(47,206)	(715,511)
Income before income taxes	$185,417	$271,234	$127,868	$584,519	$(78,863)	$505,656
Increase (decrease) in income before income taxes:
Amount	$(13,613)	$12,801	$11,473	$10,661	$32,217	$42,878
Percent	(7.3)%	4.7%	9.0%	1.8%	(40.9)%	8.5%
Consumer
For the nine months ended September 30, 2025, income before income taxes for the Consumer segment decreased $13.6 million, or 7.3%, compared to the first nine months of 2024. The decrease in income before income taxes was due to declines in net interest income of $5.3 million, or 1.4%, and non-interest income of $1.4 million, or 1.8%, and increases in non-interest expense of $5.1 million, or 2.1%, and the provision for credit losses of $1.8 million. Net interest income declined due to lower net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios of $11.7 million and loan interest income of $1.1 million. These decreases were partly offset by lower deposit interest expense of $7.5 million. Non-interest income decreased mainly due to lower net bank card fees (mainly credit and debit card fees). Non-interest expense increased over the same period in the previous year mainly due to higher marketing, miscellaneous losses, data processing and software, and supplies expense. In addition, allocated support costs increased due to higher allocated costs for retail administration and operations. The increase in the provision for credit losses over the first nine months of 2024 was mainly due to higher auto and consumer credit card loan net charge-offs, partly offset by lower other vehicle and equipment loan net charge-offs.

Commercial
For the nine months ended September 30, 2025, income before income taxes for the Commercial segment increased $12.8 million, or 4.7%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and non-interest income, partly offset by higher non-interest expense. Net interest income increased $13.0 million, or 3.4%, mainly due to lower interest expense on deposits and customer repurchase agreements of $20.1 million and $6.9 million, respectively, coupled with higher net allocated funding credits of $12.9 million. These increases to income were partly offset by lower loan interest income of $27.5 million. Non-interest income increased $15.7 million, or 8.0%, over the previous year mainly due to higher gains on asset sales and growth in deposit account fees (mainly corporate cash management fees) and capital market fees (mainly underwriting and trading securities). These increases were partly offset by a decrease in net bank card fees (mainly corporate card fees). Non-interest expense increased $15.3 million, or 5.0%, mainly due to higher legal fees, salaries and benefits expense and allocated service and support costs for commercial payments and product support, commercial loan servicing and branch employee expense. The provision for credit losses increased $596 thousand over the same period last year, mainly due to higher commercial and industrial loan net charge-offs.

Wealth
Wealth segment pre-tax profitability for the nine months ended September 30, 2025 increased $11.5 million, or 9.0%, over the same period in the previous year. Net interest income increased $1.3 million, or 2.0%, mainly due to $5.9 million increase in loan interest income and a $2.9 million decrease deposit interest expense. These increases were partly offset by a $7.4 million decrease in net allocated funding credits. Non-interest income increased $16.1 million, or 9.0%, over the prior year largely due to higher private client and institutional trust fees and brokerage fees (mainly life insurance, annuity and advisory fees). Non-interest expense increased $5.8 million, or 4.9%, mainly due to higher salaries and benefits, data processing and software, and allocated support costs for information technology. The provision for credit losses increased $167 thousand over the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability in this category was $32.2 million higher than in the same period last year. Unallocated securities gains were $731 thousand in the first nine months of 2025 compared to gains of $6.8 million in 2024. Also, the unallocated provision for credit losses decreased $18.2 million, primarily driven by an increase in the provision for credit losses on loans, partly offset by a decrease in the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first nine months of 2025 was $43.8 million, or $12.9 million higher than net charge-offs, due to an increase in the allowance for credit losses on loans. In the comparable period last year, the provision for credit losses on loans was $26.7 million, or $1.6 million lower than net charge-offs, due to a decrease in the allowance for credit losses on loans. For the nine months ended September 30, 2025, the Company's provision on unfunded lending commitments was a benefit of $3.6 million. Additionally, net interest income increased $46.1 million, while non-interest expense decreased $15.0 million. These increases to pre-tax profitability were partly offset by a decrease in non-interest income $4.5 million.

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

Internal-Use Software Development Costs The FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvement to the Accounting for Internal-Use Software" in September 2025. The amendments in this Update are intended to modernize the accounting for internal-use software by eliminating references to software development project stages, making the guidance neutral to various development methodologies, including those currently in use and those that may be developed in the future. This Update is effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied on a prospective, modified retrospective or full retrospective basis. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2025 and 2024

	Third Quarter 2025			Third Quarter 2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,230,019	$89,818	5.72%	$5,966,797	$92,471	6.17%
Real estate — construction and land	1,396,977	25,934	7.37	1,400,563	29,704	8.44
Real estate — business	3,715,597	55,433	5.92	3,580,772	56,528	6.28
Real estate — personal	3,059,913	33,509	4.34	3,047,563	31,402	4.10
Consumer	2,160,637	34,962	6.42	2,129,483	35,519	6.64
Revolving home equity	360,820	7,220	7.94	335,817	6,490	7.69
Consumer credit card	563,351	18,759	13.21	559,410	19,697	14.01
Overdrafts	7,037	—	—	5,460	—	—
Total loans	17,494,351	265,635	6.02	17,025,865	271,811	6.35
Loans held for sale	2,369	36	6.03	2,448	39	6.34
Investment securities:
U.S. government and federal agency obligations	2,693,327	27,547	4.06	1,888,985	17,478	3.68
Government-sponsored enterprise obligations	55,014	326	2.35	55,583	331	2.37
State and municipal obligations(A)	756,137	3,901	2.05	856,620	4,317	2.00
Mortgage-backed securities	4,461,056	22,573	2.01	5,082,091	24,956	1.95
Asset-backed securities	1,466,770	13,644	3.69	1,525,593	10,188	2.66
Other debt securities	204,281	1,528	2.97	224,528	1,166	2.07
Trading debt securities(A)	56,032	659	4.67	47,440	539	4.52
Equity securities(A)	50,823	780	6.09	85,118	951	4.44
Other securities(A)	220,041	4,044	7.29	217,377	3,330	6.09
Total investment securities	9,963,481	75,002	2.99	9,983,335	63,256	2.52
Federal funds sold	23	—	—	12	—	—
Securities purchased under agreements to resell	850,000	8,578	4.00	474,997	4,215	3.53
Interest earning deposits with banks	2,422,441	27,167	4.45	2,565,188	35,034	5.43
Total interest earning assets	30,732,665	376,418	4.86	30,051,845	374,355	4.96
Allowance for credit losses on loans	(164,623)			(158,003)
Unrealized gain (loss) on debt securities	(766,025)			(961,695)
Cash and due from banks	374,673			361,854
Premises and equipment, net	502,525			481,301
Other assets	832,049			805,166
Total assets	$31,511,264			$30,580,468
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,283,671	156.05		$1,303,675	214.07
Interest checking and money market	13,740,770	53,201	1.54	13,242,398	57,963	1.74
Certificates of deposit of less than $100,000	991,877	8,337	3.33	1,055,683	11,073	4.17
Certificates of deposit of $100,000 and over	1,416,572	13,258	3.71	1,464,143	16,603	4.51
Total interest bearing deposits	17,432,890	74,952	1.71	17,065,899	85,853	2.00
Borrowings:
Federal funds purchased	$130,622	$1,428	4.34	206,644	$2,792	5.38
Securities sold under agreements to repurchase	2,519,660	18,260	2.88	2,351,870	21,066	3.56
Other borrowings(B)	1,860	8	1.71	496	6	4.81
Total borrowings	2,652,142	19,696	2.95	2,559,010	23,864	3.71
Total interest bearing liabilities	20,085,032	94,648	1.87%	19,624,909	109,717	2.22%
Non-interest bearing deposits	7,345,156			7,284,834
Other liabilities	402,265			405,490
Equity	3,678,811			3,265,235
Total liabilities and equity	$31,511,264			$30,580,468
Net interest margin (FTE)		$281,770			$264,638
Net yield on interest earning assets			3.64%			3.50%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.
(B) Interest expense capitalized on construction projects in 2024 is not deducted from the interest expense shown above. There was no interest expense                  capitalized in 2025.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2025 and 2024

	Nine Months 2025			Nine Months 2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,194,939	$265,434	5.73%	$5,940,326	$271,895	6.11%
Real estate — construction and land	1,414,294	77,797	7.35	1,448,033	91,046	8.40
Real estate — business	3,692,120	163,089	5.91	3,657,875	171,661	6.27
Real estate — personal	3,051,613	98,351	4.31	3,041,256	91,767	4.03
Consumer	2,130,841	102,870	6.45	2,113,267	103,323	6.53
Revolving home equity	360,613	20,336	7.54	328,060	18,881	7.69
Consumer credit card	561,258	55,808	13.29	558,403	58,633	14.03
Overdrafts	6,191	—	—	6,002	—	—
Total loans	17,411,869	783,685	6.02	17,093,222	807,206	6.31
Loans held for sale	1,901	99	6.96	2,351	125	7.10
Investment securities:
U.S. government and federal agency obligations	2,635,112	81,621	4.14	1,316,296	36,937	3.75
Government-sponsored enterprise obligations	55,126	980	2.38	55,623	992	2.38
State and municipal obligations(A)	780,011	11,951	2.05	1,084,951	16,147	1.99
Mortgage-backed securities	4,628,953	71,285	2.06	5,511,120	85,860	2.08
Asset-backed securities	1,568,586	42,495	3.62	1,797,750	33,692	2.50
Other debt securities	233,070	4,984	2.86	363,677	5,402	1.98
Trading debt securities(A)	48,552	1,718	4.73	44,839	1,645	4.90
Equity securities(A)	54,085	2,758	6.82	75,193	2,658	4.72
Other securities(A)	223,305	14,843	8.89	222,473	18,016	10.82
Total investment securities	10,226,800	232,635	3.04	10,471,922	201,349	2.57
Federal funds sold	749	31	5.53	738	37	6.70
Securities purchased under agreements to resell	829,853	24,512	3.95	373,544	8,270	2.96
Interest earning deposits with banks	2,282,707	76,052	4.45	2,202,444	90,096	5.46
Total interest earning assets	30,753,879	1,117,014	4.86	30,144,221	1,107,083	4.91
Allowance for credit losses on loans	(164,409)			(159,888)
Unrealized gain (loss) on debt securities	(845,750)			(1,168,558)
Cash and due from banks	376,247			303,877
Premises and equipment, net	500,058			479,544
Other assets	816,838			888,441
Total assets	$31,436,863			$30,487,637
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,293,707	491.05		$1,322,148	605.06
Interest checking and money market	13,849,135	157,104	1.52	13,206,726	169,981	1.72
Certificates of deposit of less than $100,000	989,516	25,714	3.47	1,012,254	31,787	4.19
Certificates of deposit of $100,000 and over	1,384,079	39,491	3.81	1,517,154	51,591	4.54
Total interest bearing deposits	17,516,437	222,800	1.70	17,058,282	253,964	1.99
Borrowings:
Federal funds purchased	$129,626	$4,228	4.36	$266,415	10,780	5.40
Securities sold under agreements to repurchase	2,537,227	54,337	2.86	2,372,816	61,797	3.48
Other borrowings(B)	1,746	35	2.68	470	14	3.98
Total borrowings	2,668,599	58,600	2.94	2,639,701	72,591	3.67
Total interest bearing liabilities	20,185,036	281,400	1.86%	19,697,983	326,555	2.21%
Non-interest bearing deposits	7,333,745			7,303,728
Other liabilities	394,543			404,962
Equity	3,523,539			3,080,964
Total liabilities and equity	$31,436,863			$30,487,637
Net interest margin (FTE)		$835,614			$780,528
Net yield on interest earning assets			3.63%			3.46%
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

	September 30, 2025		June 30, 2025
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$44.1	4.02%	$34.5	3.11%
200 basis points rising	36.1	3.28	27.8	2.51
100 basis points rising	23.8	2.17	17.9	1.62
100 basis points falling	$(23.7)	(2.16)%	$(23.4)	(2.11)%
200 basis points falling	(42.6)	(3.88)	(43.3)	(3.90)
300 basis points falling	(54.9)	(5.00)	(55.6)	(5.02)

Under the simulation, in the three rising rate scenarios, interest rate risk is more asset sensitive when compared to the scenarios in the previous quarter. This change was primarily due to fluctuations in average interest earning cash balances at the Federal Reserve coupled with a reduction in the Federal funds rate which resulted in lower projected deposit rates. In the falling rate scenarios, there was a slight change when compared to the previous quarter, primarily due to fluctuations in average interest earning cash balances at the Federal Reserve, mostly offset by interest rate floors that were further in the money in the current quarter's falling rate scenarios.

The comparison above provides insight into potential effects of changes in rates on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information required by this item is set forth in Part I, Item 1 under Note 17, Legal and Regulatory Proceedings.

Item 1A. RISK FACTORS
The section titled Risk Factors in Part I, Item 1A of the Company’s 2024 Annual Report on Form 10-K included a discussion of the many risks and uncertainties that the Company faces, any one or more of which could have a material adverse effect on its business, results of operations, financial condition (including capital and liquidity), prospects, or the value of or return on an investment in the Company. There are no material changes to the risk factors as previously described under Item 1A of the Company’s 2024 Annual Report on Form 10-K and those added to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 - 31, 2025	1,719	$64.31	1,719	1,903,224
August 1 - 31, 2025	28,018	$62.17	28,018	1,875,206
September 1 - 30, 2025	388,394	$60.17	388,394	1,486,812
Total	418,131	$60.32	418,131	1,486,812

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in April 2024 of 5,000,000 shares, 1,486,812 shares remained available for purchase at September 30, 2025.

Item 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: November 10, 2025		Senior Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: November 10, 2025		(Chief Accounting Officer)