Form 10-K
period 2025-12-31
COMMERCE BANCSHARES INC /MO/
filed 2026-02-24
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,759,000,000.
As of February 20, 2026, there were 146,879,273 shares of Registrant’s $5 Par Value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be filed within 120 days of December 31, 2025, are incorporated by reference into Part III of this Report.

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

Commerce Bancshares, Inc. and its subsidiaries (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2025, the Company had consolidated assets of $32.9 billion, loans of $17.8 billion, deposits of $25.6 billion, and equity of $3.8 billion. The Company's principal markets, which are served by 140 branch facilities, are located primarily throughout Missouri, Kansas, and central Illinois, as well as Tulsa and Oklahoma City, Oklahoma and Denver, Colorado. Its two largest markets are St. Louis and Kansas City, which serve as central hubs for the Company. The Company also has offices in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, Grand Rapids, and Naples that support customers in its commercial and/or wealth segments and operates a commercial payments business with sales representatives covering the continental United States of America (“U.S.”).

On January 1, 2026, the Company completed its acquisition FineMark Holdings, Inc. ("FineMark") in an all-stock transaction ("Merger"). Immediately after the Merger, FineMark's wholly-owned subsidiary, FineMark National Bank & Trust merged into the Bank, with the Bank continuing as the surviving bank. The Company acquired all of the outstanding stock of FineMark Holdings, Inc., issuing 9.9 million shares of the Company's common stock. FineMark has 13 banking offices in Florida, Arizona, and South Carolina, strengthening the Company's presence in Florida and adding new high-growth markets to the Company's wealth segment. At December 31, 2025, FineMark had total loans of $2.7 billion, total deposits of $3.1 billion, and $8.7 billion in assets under administration. During January 2026, the Company liquidated FineMark's held-to-maturity and available for sale debt securities portfolios generating total proceeds of $543.0 million, paid off $350 million of FHLB advances, and moved $1.0 billion of high-cost trust deposits off balance sheet.

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

The markets the Bank serves are mainly located in the lower Midwest, which provides natural sites to serve as production and distribution facilities and as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including construction, logistics and distribution, automobile, technology, financial services, aerospace, manufacturing, health care, numerous service industries, and agribusiness. The personal real estate lending operations of the Bank are predominantly centered in its principal markets.

From time to time, the Company evaluates the potential acquisition of various financial institutions. In addition, the Company regularly considers the purchase and disposition of real estate assets and branch locations. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and either possess significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. In the second quarter of 2023, the Company acquired L.J. Hart & Company, a municipal bond underwriter and advisor, and, as described above, completed the FineMark Merger effective January 1, 2026.

Employees and Human Capital
The Company employed 4,577 persons on a full-time basis and 160 persons on a part-time basis at December 31, 2025. None of the Company's employees are represented by collective bargaining agreements.

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

The Company’s robust listening strategy allows it to stay connected to the team member experience to understand the evolving needs of its team members and to focus on what matters most to them. This strategy includes a balance of surveys, focus groups, and one on one conversations to allow for two-way conversation and provides trends over time by key demographics. The Company’s goal is to create a sense of belonging which it believes is connected to high levels of engagement, enablement, retention, and results. The Company’s intentional strategy has allowed it to maintain levels of engagement that have been recognized by its annual survey partner, Korn Ferry, for being at or above U.S. high-performing benchmarks.

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

Operating Segments
The Company is managed in three operating segments: Commercial, Retail Banking, and Wealth. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, payment solutions, leasing, and international services, as well as business and government deposit, investment, institutional brokerage, and cash management services. The Retail Banking segment, previously called the Consumer segment, includes the retail branch network, consumer installment lending, personal mortgage banking, and consumer debit and credit bank card activities. The Wealth segment provides traditional trust and estate planning services, consumer brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. In 2025, the Commercial, Retail Banking and Wealth segments contributed 48%, 28% and 24% of total segment pre-tax income, respectively. See the section captioned "Operating Segments" in Item 7, Management's Discussion and Analysis, of this report and Note 13 to the consolidated financial statements for additional discussion on operating segments.

Government Policies
The Company's operations are affected by federal and state legislative changes, by the U.S. government, and by policies of various regulatory authorities, including those of the numerous states in which they operate. These include, for example, the statutory minimum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, U.S. fiscal policy, international currency regulations and monetary policies, the USA PATRIOT Act, and capital adequacy and liquidity constraints imposed by federal and state bank regulatory agencies.

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

In November 2023, the FDIC Board of Directors approved a final rule implementing a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in 2023. Largely as a result of the FDIC's approval of its final rule, the Company's deposit insurance expense was $33.2 million in 2023, compared to $10.6 million in 2022. For the year ended December 31, 2025, the Company's deposit insurance expense was $10.0 million.

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

A comprehensive capital framework was established by the Basel Committee on Banking Supervision, which was effective for large and internationally active U.S. banks and bank holding companies on January 1, 2015. A key goal of the Basel III framework was to strengthen the capital resources of banking organizations during normal and challenging business environments. Basel III increased minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, stock repurchases and executive compensation. The rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. At December 31, 2025, the Company's capital ratios are well in excess of those minimum ratios required by Basel III.

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
The concentration of the Company’s banking business in the United States particularly exposes it to downturns in the U.S. economy. In particular, the Company may face the following risks in connection with market conditions:
•In 2025, the United States ("U.S.") economy experienced positive but uneven growth. The economy saw moderating but persistently elevated inflation, a solid but slowing labor market, and solid consumer spending, particularly later in 2025. Uncertainties about tariff policies and international trade contributed to price pressures and uncertainty. Looking ahead to 2026, inflationary pressures have eased but elevated living costs are still a concern for consumers, and uncertainty remains around tariffs, monetary policy, and unemployment.
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
As part of the financial services industry, the Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer, restrict the Company's ability to pay dividends, subject the Company to higher capital requirements, and/or increase the ability of non-banks to offer competing financial services and products, among other things. During November 2023, the FDIC approved a final rule implementing a one-time special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in 2023. Largely as a result of the FDIC's approval of its final rule, the Company's deposit insurance expense was $33.2 million in 2023, compared to $10.6 million in 2022. For the year ended December 31, 2025, the Company's deposit insurance expense was $10.0 million. Assessments driven by regulation, such as these, increased the Company's expenses in 2023 and additional assessments could further increase the Company's expenses.

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
In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other ESG matters. For example, the state of California, in which the Company does business, has enacted bills that would require the Company and other entities to report climate-related information such as greenhouse gas emissions and climate-related risks, and other states have proposed climate disclosure legislation. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers. These additional disclosures and reporting would require increased time and expense for the Company related to information gathering and compliance.

Liquidity and Capital Risks
The Company is subject to both interest rate and liquidity risk.
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 63% of total revenue for the year ended December 31, 2025. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues and costs for earning assets and liabilities, and could significantly impact the Company’s net interest income.

To combat the high inflation experienced in 2022 and 2023, the Federal Reserve Board significantly increased the benchmark interest rate from nearly zero at the start of 2022 to between 4.25% and 4.50% at the end of 2022 and continued to raise interest rates at a more modest pace to between 5.25% and 5.50% by the end of July 2023. These elevated rates remained in effect for the first half of 2024 and drove an increase in unrealized losses in fixed rate asset portfolios. During September 2024, the Federal Reserve began reducing rates as inflation began to subside. Rates remained unchanged at 4.25% to 4.50% throughout the first eight months of 2025 until the Federal Reserve Board cut rates .25% in September 2025. By December 2025, the Federal Reserve had implemented 3 rate cuts for the year. Monetary policy led by the Federal Reserve in the coming year will play a crucial role in liquidity and interest rate risk. Future economic conditions or other factors could shift monetary policy resulting in additional increases or decreases in the benchmark rate. Furthermore, changes in interest rates could result in unanticipated changes to customer deposit balances and adversely affect the Company’s liquidity position.

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

Integrating FineMark into the Company may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.
The success of the Company’s Merger with FineMark, including anticipated benefits and cost savings, will depend, in part, on the Company's ability to successfully combine and integrate the businesses of the Company and FineMark in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the Merger. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on the Company for an undetermined period after completion of the Merger. An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the Company following the completion of the Merger, which may adversely affect the value of the common stock of the Company following the completion of the Merger. Additionally, following consummation of the acquisition of FineMark, the Company made fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from the estimates, which could impact regulatory capital ratios and result in the Company not achieving the anticipated benefits of the acquisition of FineMark.

There can be no assurances that the Company will be successful following the acquisition of FineMark or that it will realize the expected operating efficiencies, cost savings or other benefits currently anticipated from the acquisition of FineMark.

The Company has incurred and is expected to incur substantial costs related to the Merger.
The Company has incurred and is expected to continue to incur substantial expenses in connection with the Merger. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, retention, severance, and employee benefit-

related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs.

Additional unanticipated costs may be incurred in the integration of the Company’s business with the business of FineMark, and there are many factors beyond the Company’s control that could affect the total amount or timing of integration costs. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Company may be unable to retain personnel successfully.
The success of the Merger will depend in part on the Company’s ability to retain the talent and dedication of key employees. It is possible that these employees may decide not to remain with the Company, and if the Company is unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the Company’s business activities may be adversely affected, as management’s attention may be diverted from successfully hiring suitable replacements and may not be able to locate or retain suitable replacements for any key employees who leave, all of which may cause the Company’s business to suffer.

Credit Risks
The allowance for credit losses may be insufficient or future credit losses could increase.
The allowance for credit losses on loans and the liability for unfunded lending commitments at December 31, 2025 reflect management's estimate of credit losses expected in the loan portfolio, including unfunded lending commitments, as of the balance sheet date. See Note 2 to the consolidated financial statements and the section captioned “Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for credit losses on loans and the liability for unfunded lending commitments at December 31, 2025.

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
The Company's available for sale debt securities portfolio is carried at fair value, with unrealized gains and losses carried in accumulated other comprehensive income (loss) within shareholder's equity. The fair value of investments, including available for sale debt investments, may change with changes in interest rates, credit concerns, or other economic factors. Due mostly to the increase in interest rates during 2022 and 2023, the fair value of the Company's available of sale debt securities included a net unrealized loss of $646.8 million at December 31, 2025. As of December 31, 2025, the Company has the intent and ability to maintain its available for sale debt investments until recovery of their amortized cost basis. However, if in the future the Company were to elect to sell or needed to sell the investments before the recovery of their amortized cost basis, the Company could realize significant losses in its income statement.

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
The Company relies heavily on communications and information systems to conduct its business, and as part of its business, the Company maintains significant amounts of data about its customers and the products they use. The Company’s data is maintained on its own systems and on the systems of its vendors, business partners and third-party service providers. The Company relies on a layered system of security controls to secure collection, transmission, storage, and retrieval of data, including confidential data, in its computer systems and the systems of third parties. Information security risks continue to increase due to new technologies, the increasing use of the Internet and telecommunication technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, and others. These risks may also be intensified by factors such as an increased volume and complexity of cyber attacks during periods of heightened geopolitical tensions and emerging technological innovations, such as the use of artificial intelligence (“AI”) tools and quantum computing, that may enable malicious actors to develop more advanced social engineering attacks, circumvent security controls, evade detection and remove forensic evidence. These risks may also be intensified by factors such as an increased volume and complexity of cyber attacks during periods of heightened geopolitical tensions and emerging technological innovations, such as the use of artificial intelligence (“AI”) tools and quantum computing, that may enable malicious actors to develop more advanced social engineering attacks, circumvent security controls, evade detection and remove forensic evidence. The Company has faced security incidents, which have been minor in scope and impact, and it expects unauthorized parties to continue to attempt to gain access to its systems or information, as well as those of its business partners and service providers. The Company makes significant investments in various technology to identify and prevent intrusions into its information systems. The Company has policies, procedures and controls designed to identify, protect, detect, respond, and recover from security incidents. The Company also requires ongoing security awareness training for employees, hosts tabletop exercises to test response readiness, and performs regular audits using both internal and outside resources. However, there can be no assurance that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks or other operational disruptions could prevent the Company from adequately serving customers. Should any of the Company's systems become compromised or customer information be obtained by unauthorized parties, the reputation of the Company could be damaged, relationships with existing customers may be impaired, and the Company could be subject to lawsuits, all of which could result in lost business and have a material adverse effect on the Company’s business, financial condition and results of operations.

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
b.Chief Information Officer
c.Executive Director, Retail Banking Segment & Strategic Services
d.Managing Counsel
e.Director, Bank Operations
f.Executive Director, Retail
g.Chief Risk Officer
h.Commerce Trust Chief Operating Officer
i.Director, IT Division
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

The CISO is a Certified Information Systems Security Professional, is a member of the Information Systems Security Association and Infragard, and participates in local and national Security consortiums. CISO demonstrates expertise in Graham-Leach-Bliley Act, Health Insurance Portability and Accountability Act, Payment Card Industry, International Organization for Standardization 27001, National Institute of Standards and Technology, Open Worldwide Application Security Project, and other programs to provide strategic consulting across a variety of industry sectors.

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
l.Authentication directory services
m.Cloud

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

Item 2.    PROPERTIES
The main offices of the Company are located in Kansas City and St. Louis, Missouri. The Company owns its main offices and leases unoccupied premises to the public. The larger office buildings include:

Building	Net rentable square footage	% occupied in total	% occupied by Bank
1000 Walnut Kansas City, MO	395,000	96%	53%
922 Walnut Kansas City, MO	256,000	95	95
811 Main Kansas City, MO	237,000	64	58
8001 Forsyth Clayton, MO	264,000	99	19
8000 Forsyth Clayton, MO	178,000	100	100

The Company has a total of 140 branch locations primarily located in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased. Effective January 1, 2026, with the FineMark acquisition, the Company added 13 branch locations, mainly in Florida.

Item 3.     LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 21, Commitments, Contingencies and Guarantees on page 138.
Item 4.     MINE SAFETY DISCLOSURES
Not applicable

Information about the Company's Executive Officers
The following are the executive officers of the Company as of February 24, 2026, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant
Kevin G. Barth, 65	Executive Vice President of the Company since April 2005, and Community President and Chief Executive Officer of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.
Derrick R. Brooks, 49	Senior Vice President of the Company and Executive Vice President of Commerce Bank since January 2021. Senior Vice President of Commerce Bank prior thereto.
John K. Handy, 62	Executive Vice President of the Company since January 2018 and Senior Vice President of the Company prior thereto. President and Chief Executive Officer of the Commerce Trust division of Commerce Bank since January 2018 and Senior Vice President of Commerce Bank prior thereto.
Richard W. Heise, 57	Senior Vice President of the Company since April 2022 and Executive Vice President of Commerce Bank since July 2021. Prior to his employment with Commerce Bank in February 2017, he was employed at a healthcare tech services company where he served as a senior vice president of revenue cycle and financial services.

Name and Age	Positions with Registrant
Robert S. Holmes, 62
Executive Vice President of the Company since April 2015, and Community President and Chief Executive Officer of Commerce Bank since January 2016. Prior to his employment with Commerce Bank in March 2015, he was employed at a Midwest regional bank where he served as managing director and head of Regional Banking.

Kim L. Jakovich, 56	Senior Vice President of the Company since April 2022, and Officer of the Company prior thereto. Executive Vice President of Commerce Bank since January 2025, and Senior Vice President of Commerce Bank prior thereto.
David W. Kemper, 75
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

John W. Kemper, 48	Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Commerce Bank since August 2018. Prior thereto, he was Chief Operating Officer of the Company. President of the Company since February 2013 and President of Commerce Bank since March 2013. Member of Board of Directors since September 2015. He is the son of David W. Kemper (Executive Chairman of the Company) and nephew of Jonathan M. Kemper (a former Vice Chairman of the Company).
Charles G. Kim, 65
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Douglas D. Neff, 57	Senior Vice President of the Company since January 2019. Executive Director of Community Markets of Commerce Bank since January 2023. Chairman and Chief Executive Officer of Commerce Bank Southwest Region prior thereto.
David L. Orf, 59	Executive Vice President of the Company since October 2020 and Chief Credit Officer of the Company since January 2021. Executive Vice President of Commerce Bank since January 2014 and Senior Vice President of Commerce Bank prior thereto.
Paula S. Petersen, 59	Executive Vice President of the Company since January 2022 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since March 2012.
David L. Roller, 55	Senior Vice President of the Company since July 2016. Executive Vice President of Commerce Bank since January 2019. Senior Vice President of Commerce Bank prior thereto.
Margaret M. Rowe, 61	Senior Vice President of the Company since July 2024 and Vice President of the Company prior thereto. Secretary and General Counsel of the Company since April 2022. Executive Vice President of Commerce Bank since July 2024 and Secretary and General Counsel of Commerce Bank since September 2022. Vice President of Commerce Bank prior thereto.
Paul A. Steiner, 54	Controller and Chief Accounting Officer of the Company since April 2019. He is also Controller of the Company's subsidiary bank, Commerce Bank. Assistant Controller and Director of Tax of the Company prior thereto.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Commerce Bancshares, Inc.
Common Stock Data
Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 3,156 common shareholders of record as of December 31, 2025. A substantially greater number of holders of the Company's common shares are "street name" or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2020 with dividends reinvested on a cumulative total shareholder return basis.

Five Year Cumulative Total Return
$200.00
$150.00
$100.00
$50.00
2020
2021
2022
2023
2024
2025
Commerce (CBSH)
KBW Nasdaq Regional Banking
S&P 500

	2020	2021	2022	2023	2024	2025
Commerce (CBSH)	$100.00	$111.53	$117.78	$99.05	$123.60	$111.04
KBW Nasdaq Regional Banking	100.00	136.65	127.19	126.69	143.37	152.69
S&P 500	100.00	128.68	105.36	133.03	166.18	195.86

The Company has a long history of paying dividends. 2025 marked the 57th consecutive year of growth in our regular common dividend, and the Company has also issued an annual 5% common stock dividend for the past 32 years. However, payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Board of Directors makes the dividend determination quarterly.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Exchange Act of 1934, as amended, during the fourth quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1 - 31, 2025	403,070	$53.26	403,070	4,947,345
November 1 - 30, 2025	1,022,860	$53.58	1,022,860	3,924,485
December 1 - 31, 2025	737,764	$52.90	737,764	3,186,721
Total	2,163,694	$53.29	2,163,694	3,186,721

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in October 2025 of 5,000,000 shares, 3,186,721 shares remained available for purchase at December 31, 2025.

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

Overview
The Company operates as a super-community bank and offers a broad range of financial products to consumer, municipal, and commercial customers, delivered with a focus on high-quality, personalized service. The Company is headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from 236 locations primarily in Missouri, Kansas, Illinois, Oklahoma and Colorado and commercial offices throughout the nation's midsection. A variety of delivery platforms are utilized, including an extensive network of branches and ATM machines, full-featured online banking, a mobile application, and a centralized contact center.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:
•    Net income and earnings per share — Net income attributable to Commerce Bancshares, Inc. during 2025 was $566.3 million, an increase of 7.6% compared to the previous year. The return on average assets was 1.79% in 2025, and the return on average common equity was 15.76%. Diluted earnings per share increased 9.5% in 2025 compared to 2024.
•    Total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2025 increased $108.3 million, or 6.5%, from 2024, as net interest income grew $71.6 million, and non-interest income increased $36.7 million. Growth in net interest income resulted principally from increases in interest income from investment securities, and a decrease in interest expense on borrowings and deposits. The increase in non-interest income in 2025 was mainly due to higher trust fees and deposit account fees, partly offset by lower bank card fees.
•    Non-interest expense — Total non-interest expense increased 3.0% this year compared to 2024, mainly due to higher salaries and employee benefits expense and professional and other services expense, partially offset by lower deposit insurance expense.
•    Asset quality — Net loan charge-offs totaled $40.7 million in 2025, an increase of $1.8 million from those recorded in 2024, and averaged .23% of loans in both 2025 and 2024. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $17.0 million at December 31, 2025, compared to $18.6 million at December 31, 2024, and represented .10% of loans outstanding at December 31, 2025.
•    Shareholder return — During 2025, the Company paid cash dividends of $1.05 per share on its common stock, representing an increase of 6.9% over the previous year. In 2025, the Company issued its 32nd consecutive annual 5% common stock dividend, and in February 2026, the Company's Board of Directors authorized an increase of 5.0% in the common cash dividend. The Company purchased 3,608,530 shares in 2025. Total shareholder return, including the change in stock price and dividend reinvestment, was 2.1%, 9.1%, and 9.2% over the past 5, 10, and 15 years, respectively.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

	2025	2024	2023	2022	2021
(Based on average balances)
Return on total assets	1.79%	1.72%	1.49%	1.45%	1.55%
Return on common equity	15.76	16.66	17.94	17.31	15.37
Equity to total assets	11.34	10.29	8.33	8.39	10.11
Loans to deposits (1)	69.80	69.73	66.31	55.41	56.46
Non-interest bearing deposits to total deposits	29.55	29.97	32.61	39.02	40.46
Net yield on interest earning assets (tax equivalent basis)	3.63	3.47	3.16	2.85	2.58
(Based on end of period data)
Non-interest income to revenue (2)	36.97	37.18	36.47	36.71	40.15
Efficiency ratio (3)	55.47	57.37	59.17	56.90	57.64
Tier I common risk-based capital ratio	17.34	16.71	15.25	14.13	14.34
Tier I risk-based capital ratio	17.34	16.71	15.25	14.13	14.34
Total risk-based capital ratio	18.16	17.48	16.03	14.89	15.12
Tier I leverage ratio	12.65	12.26	11.25	10.34	9.13
Tangible common equity to tangible assets ratio (4)	11.11	9.92	8.85	7.32	9.01
Common cash dividend payout ratio	25.89	26.50	28.24	26.10	23.12
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

(Dollars in thousands)	2025	2024	2023	2022	2021
Total equity	$3,814,772	$3,332,475	$2,964,230	$2,481,577	$3,448,324
Less non-controlling interest	23,401	22,594	20,114	16,286	11,026
Less goodwill	146,539	146,539	146,539	138,921	138,921
Less intangible assets*	3,723	3,864	4,058	4,305	4,604
Total tangible common equity (a)	$3,641,109	$3,159,478	$2,793,519	$2,322,065	$3,293,773
Total assets	$32,915,089	$31,996,627	$31,701,061	$31,875,931	$36,689,088
Less goodwill	146,539	146,539	146,539	138,921	138,921
Less intangible assets*	3,723	3,864	4,058	4,305	4,604
Total tangible assets (b)	$32,764,827	$31,846,224	$31,550,464	$31,732,705	$36,545,563
Tangible common equity to tangible assets ratio (a)/(b)	11.11%	9.92%	8.85%	7.32%	9.01%
* Intangible assets other than mortgage servicing rights.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2025	2024	2023	'25-'24	'24-'23	'25-'24	'24-'23
Net interest income	$1,111,858	$1,040,246	$998,129	$71,612	$42,117	6.9%	4.2%
Provision for credit losses	(56,138)	(32,903)	(35,451)	23,235	(2,548)	70.6	(7.2)
Non-interest income	652,281	615,553	573,045	36,728	42,508	6.0	7.4
Investment securities gains (losses), net	3,660	7,823	14,985	(4,163)	(7,162)	(53.2)	(47.8)
Non-interest expense	(979,826)	(951,229)	(930,982)	28,597	20,247	3.0	2.2
Income taxes	(161,136)	(145,089)	(134,549)	16,047	10,540	11.1	7.8
Income (expense) attributable to non-controlling interest	(4,448)	(8,070)	(8,117)	(3,622)	(47)	(44.9)	(.6)
Net income attributable to Commerce Bancshares, Inc.	$566,251	$526,331	$477,060	$39,920	$49,271	7.6%	10.3%
N.M. - Not meaningful.

Net income attributable to Commerce Bancshares, Inc. (net income) for 2025 was $566.3 million, an increase of $39.9 million, or 7.6%, compared to $526.3 million in 2024. Diluted income per common share was $4.04 in 2025, compared to $3.69 in 2024. The growth in net income resulted mainly from increases of $71.6 million in net interest income and $36.7 million in non-interest income, partly offset by increases in non-interest expense and the provision for credit losses of $28.6 million and $23.2 million, respectively. The return on average assets was 1.79% in 2025 compared to 1.72% in 2024, and the return on average common equity was 15.76% in 2025 compared to 16.66% in 2024. At December 31, 2025, the ratio of tangible common equity to tangible assets increased to 11.11%, compared to 9.92% at year end 2024.

During 2025, net interest income grew mainly due to an increase of $38.4 million in interest income earned on investment securities and $19.7 million in interest income on securities purchased under resell agreements, both due to higher average balances and rates, and a decrease of $39.7 million in interest expense on deposits, mainly due to lower average rates. These increases to net interest income were partly offset by a decrease of $26.3 million in interest earned on loans, due to lower average rates, partly offset by higher average balances. Total rates earned on average interest earning assets decreased six basis points this year, while funding costs decreased 28 basis points for deposits and 69 basis points for borrowings.  The provision for credit losses increased mainly due to higher net loan charge-offs and an increase in the estimate of the allowance for credit losses on loans this year compared to last year. These increases were slightly offset by a decrease in the liability for unfunded lending commitments. Net loan charge-offs increased $1.8 million, mainly due to higher consumer credit card and business loan net charge-offs in 2025.

Non-interest income grew 6.0% in 2025, mainly due to increases in trust fees and deposit account fees. Net investment securities gains of $3.7 million were recorded in 2025 and were comprised mainly of fair value gains on the Company's private equity investment portfolio, partly offset by losses on sales of available for sale debt securities. Non-interest expense increased $28.6 million in 2025 compared to 2024, mainly due to higher salaries and benefits expense, data processing and software expense and professional and other services expense.

Net income for 2024 was $526.3 million, an increase of $49.3 million, or 10.3%, compared to $477.1 million in 2023. Diluted income per common share was $3.69 in 2024, compared to $3.30 in 2023. The growth in net income resulted mainly from increases of $42.5 million in non-interest income and $42.1 million in net interest income, partly offset by increases in non-interest expense and income taxes of $20.2 million and $10.5 million, respectively. The return on average assets was 1.72% in 2024 compared to 1.49% in 2023, and the return on average common equity was 16.66% in 2024 compared to 17.94% in 2023. At December 31, 2024, the ratio of tangible common equity to tangible assets increased to 9.92%, compared to 8.85% at year end 2023.

During 2024, net interest income grew mainly due to an increase of $78.4 million in interest income earned on loans, mainly due to higher average rates, and a decrease of $43.9 million in interest expense on borrowings, mainly due to lower average balances, partly offset by an increase in interest expense on deposits of $90.0 million, mainly due to higher average rates paid. Total rates earned on average interest earning assets increased 52 basis points in 2024, while funding costs increased 52 basis points for deposits and decreased 28 basis points for borrowings.  The provision for credit losses increased mainly due to higher net loan charge-offs and an increase in the estimate of the allowance for credit losses on loans this year compared to 2023. These increases were partly offset by a decrease in the liability for unfunded lending commitments. Net loan charge-offs increased $7.8 million, mainly due to higher credit card and consumer loan net charge-offs in 2024, partly offset by a decrease in business loan net charge-offs.

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

The Company distributed a 5% stock dividend for the 32nd consecutive year on December 16, 2025. All per share and average share data in this report has been restated for the 2025 stock dividend.

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

Assumptions, Judgments, and Uncertainties: The uncertainty in the estimation of the allowance for credit losses is created because key assumptions and judgments are applied throughout the process. Key assumptions include segmentation of the portfolio into pools, calculations of life of a loan using a combination of contractual terms and expected prepayment speeds and forecast of macroeconomic conditions. The Company utilizes a third-party macro-economic forecast that continuously changes due to economic conditions and events. The single path economic forecast includes key macroeconomic variables including GDP, disposable income, unemployment rate, various interest rates, consumer price index (CPI) inflation rate, housing price index (HPI), commercial real estate price index (CREPI) and market volatility. Each reporting period, the base macroeconomic forecast scenario is evaluated to ensure it is not inconsistent with management’s expectations. Changes in the forecast cause fluctuations in the estimates of the allowance for credit losses on loans and the liability for unfunded lending commitments. Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating the allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types and may have offsetting impacts to other changing variables and inputs.

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

At December 31, 2025, assets and liabilities measured using observable inputs that are classified as either Level 1 or Level 2 represented 98.0% and 99.8% of total assets and liabilities recorded at fair value, respectively. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3, and the Company's Level 3 assets totaled $185.5 million, or 2.0% of total assets recorded at fair value on a recurring basis. The fair value hierarchy, the extent to which fair value is used to measure assets and liabilities, and the valuation methodologies and key inputs used are discussed in Note 17 on Fair Value Measurements.

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

	2025			2024
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable-equivalent basis
Loans:
Business	$18,119	$(25,213)	$(7,094)	$8,671	$24,588	$33,259
Real estate - construction and land	(2,146)	(13,594)	(15,740)	(2,780)	4,099	1,319
Real estate - business	3,066	(12,389)	(9,323)	4,510	8,004	12,514
Real estate - personal	432	8,024	8,456	2,374	10,597	12,971
Consumer	2,721	(2,824)	(103)	591	15,607	16,198
Revolving home equity	2,260	(425)	1,835	2,312	211	2,523
Consumer credit card	219	(4,196)	(3,977)	(35)	864	829
Total interest on loans	24,671	(50,617)	(25,946)	15,643	63,970	79,613
Loans held for sale	(40)	6	(34)	(402)	(16)	(418)
Investment securities:
U.S. government and federal agency obligations	44,467	9,132	53,599	14,982	20,893	35,875
Government-sponsored enterprise obligations	(12)	(2)	(14)	(208)	(154)	(362)
State and municipal obligations	(5,079)	454	(4,625)	(10,249)	(691)	(10,940)
Mortgage-backed securities	(16,979)	(2,148)	(19,127)	(18,183)	1,977	(16,206)
Asset-backed securities	(6,017)	15,743	9,726	(21,116)	8,309	(12,807)
Other securities	(2,588)	1,468	(1,120)	9,165	(13,175)	(4,010)
Total interest on investment securities	13,792	24,647	38,439	(25,609)	17,159	(8,450)
Federal funds sold	(13)	(5)	(18)	(619)	9	(610)
Securities purchased under agreements to resell	13,090	6,642	19,732	(5,434)	5,143	(291)
Interest earning deposits with banks	5,524	(23,165)	(17,641)	18,170	22	18,192
Total interest income	57,024	(42,492)	14,532	1,749	86,287	88,036
Interest expense
Interest bearing deposits:
Savings	(16)	(95)	(111)	(76)	93	17
Interest checking and money market	14,474	(30,931)	(16,457)	5,890	74,577	80,467
Certificates of deposit of less than $100,000	(69)	(8,125)	(8,194)	1,619	1,917	3,536
Certificates of deposit of $100,000 and over	(3,794)	(11,180)	(14,974)	843	5,160	6,003
Federal funds purchased	(5,321)	(1,382)	(6,703)	(13,553)	509	(13,044)
Securities sold under agreements to resell	4,020	(15,044)	(11,024)	1,478	6,266	7,744
Other borrowings	27	(13)	14	(39,487)	14	(39,473)
Total interest expense	9,321	(66,770)	(57,449)	(43,286)	88,536	45,250
Net interest income, fully taxable-equivalent basis	$47,703	$24,278	$71,981	$45,035	$(2,249)	$42,786

Net interest income totaled $1.1 billion in 2025, increasing $71.6 million, or 6.9%, compared to $1.0 billion in 2024. On a fully taxable-equivalent (FTE) basis, net interest income totaled $1.1 billion, and increased $72.0 million over 2024. This growth was mainly due to increases of $38.4 million in interest earned on investment securities (FTE), due to higher average balances and rates earned and a decrease of $39.7 million in interest expense on interest bearing deposits, mainly due to lower average rates paid. These increases to income were partly offset by a decrease of $25.9 million in interest earned on loans (FTE), due to lower average rates earned, partly offset by higher average balances. The net yield on earning assets (FTE) was 3.63% in 2025 compared with 3.47% in 2024. The fully taxable-equivalent basis uses a federal income tax rate of 21%.

During 2025, loan interest income (FTE) declined $25.9 million from 2024 mainly due to a decrease in rates earned, partly offset by growth of $387.3 million, or 2.3%, in average loan balances. The average fully taxable-equivalent rate earned on the loan portfolio decreased 29 basis points to 5.97% in 2025 compared to 6.26% in 2024. The rates earned on the loan portfolio were impacted by actions taken by the Federal Reserve in 2025 and 2024 to lower short-term interest rates, which caused most of the Company's variable rate loan portfolio to re-price lower and fixed rate loans to originate at lower interest rates than the weighted-average of the portfolio of fixed rate loans. Lower interest earned on construction and land, business real estate and business loans was the main driver of overall lower loan interest income. Interest on construction and land loans decreased $15.7 million due to a 96 basis point decline in the average rate earned and a $26.0 million, or 1.8%, decrease in the average balance. Business real estate loan interest decreased $9.3 million as the average rate earned decreased 33 basis points, while the average balance increased $49.5 million, or 1.4%. Business loan interest income decreased $7.1 million due to a 39 basis point decrease in the average rate earned, partly offset by an increase of $279.8 million, or 4.7%, in average balances. Interest on consumer credit card loans was lower by $4.0 million due to a decrease of 75 basis points in the average rate earned. Consumer loan interest income decreased $103 thousand mainly due to a decrease of 13 basis points in the average rate earned, mostly offset by an increase of $41.7 million, or 2.0%, in the average balance. The decreases in loan interest income were partly offset by an increase in personal real estate loan interest of $8.5 million as a result of an increase of 26 basis points in the average rate earned. In addition, revolving home equity loan interest increased $1.8 million due to growth in average balances of $29.8 million, or 8.9%.

Fully taxable-equivalent interest income on total investment securities increased $38.4 million during 2025, as the average rate earned increased 43 basis points, while average balances declined $236.5 million. The average rate on the total investment securities portfolio was 3.06% in 2025 compared to 2.63% in 2024, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $10.2 billion in 2025 compared to an average balance of $10.4 billion in 2024. The increase in interest income was mainly due to higher interest income earned on U.S. government and asset-backed securities, partly offset by lower interest earned on mortgage-backed and state and municipal securities. Interest earned on U.S. government securities increased $53.6 million due to higher average balances of $1.2 billion, or 73.2%, and an increase in the average rate earned of 33 basis points. Contributing to the increase in interest earned on U.S. government securities was growth of $2.4 million in inflation income on treasury inflation-protected securities (TIPS). Interest earned on asset-backed securities increased $9.7 million, due to growth of 105 basis points in the average rate earned, partly offset by a decline in average balances of $230.5 million, or 13.2%. Interest earned on mortgage-backed securities decreased $19.1 million due to lower average balances of $808.5 million, or 15.1%, and a decrease of four basis points in the average rate earned. The decrease of $4.6 million in interest earned on state and municipal securities was mainly due to a decline of $255.2 million, or 25.0%, in average balances.

Interest on securities purchased under resell agreements increased $19.7 million compared to 2024 due to a $412.9 million, or 97.9%, increase in average balances and growth of 79 basis points in the average rate earned. Interest income on balances at the Federal Reserve decreased $17.6 million from 2024, due to a decline in the average rate earned of 96 basis points, partly offset by an increase in average balances of $104.8 million, or 4.5%.

During 2025, interest expense on deposits decreased $39.7 million from 2024 and resulted from a 28 basis point decrease in the overall average rate paid on deposits, slightly offset by an increase in average balances of $475.8 million, or 2.8%. Interest expense on interest checking and money market accounts decreased $16.5 million due to lower rates paid, which declined 20 basis points, partly offset by growth in average balances of $646.1 million, or 4.8%. Interest expense on certificates of deposit declined $23.2 million, due to a 71 basis point decrease in the average rate paid, coupled with a $144.0 million decrease in average balances. The overall rate paid on total deposits decreased from 1.96% in 2024 to 1.68% in the current year. Interest expense on borrowings decreased $17.7 million mainly due to a 69 basis point decrease in the average rate paid. Interest expense on federal funds purchased decreased $6.7 million, due to a $100.2 million decline in average balances and a 106 basis point decrease in the average rate paid. Interest expense on securities sold under repurchase agreements decreased $11.0 million due to a 60 basis point decrease in the average rate earned, partly offset by an increase of $118.9 million in average balances. The overall average rate incurred on all interest bearing liabilities was 1.83% in 2025, compared to 2.17% in 2024.

Net interest income totaled $1.0 billion in 2024, increasing $42.1 million, or 4.2%, compared to $998.1 million in 2023. On an FTE basis, net interest income totaled $1.0 billion, and increased $42.8 million over 2023. This growth was due to increases of $79.6 million in interest earned on loans (FTE), due to higher average rates and balances, and $18.2 million in interest earned on balances at the Federal Reserve, due to higher average balances, and a decrease of $44.8 million in interest expense on borrowings, mainly due to lower average balances. These increases to income were partly offset by an increase of $90.0 million in interest expense on deposits, mainly due to higher average rates paid, and lower interest earned on investment securities of $8.5 million, due to lower average balances, partly offset by higher average rates. The net yield on earning assets (FTE) was 3.47% in 2024 compared with 3.16% in 2023.

During 2024, loan interest income (FTE) grew $79.6 million over 2023 mainly due to an increase in rates earned for all loan categories and growth of $310.2 million, or 1.8%, in average loan balances. The average fully taxable-equivalent rate earned on the loan portfolio increased 36 basis points to 6.26% in 2024 compared to 5.90% in 2023. Increased interest earned on business, consumer, personal real estate and business real estate loans was the main driver of overall higher loan interest income. Business loan interest income increased $33.3 million due to a 40 basis point increase in the average rate earned and an increase of $164.3 million, or 2.84%, in average balances. Interest earned on consumer loans increased $16.2 million mainly due to an increase of 74 basis points in the average rate earned. Personal real estate loan interest grew $13.0 million in 2024 compared to 2023 as a result of an increase of 35 basis points in the average rate earned and higher average balances of $63.8 million, or 2.14%. Interest on construction and land loans grew $1.3 million over 2023 due to growth in the average rate earned of 29 basis points, partly offset by a decrease of $35.0 million, or 2.4%, in average loan balances. Interest on business real estate loans increased $12.5 million as the average rate earned increased 21 basis points and the average balance grew $75.3 million, or 2.1%. Revolving home equity loan interest increased $2.5 million mainly due to growth in average balances of $30.7 million, or 10.1%. Interest on consumer credit card loans was higher by $829 thousand due to an increase of 16 basis points in the average rate earned.

Fully taxable-equivalent interest income on total investment securities decreased $8.5 million during 2024, as average balances declined $1.9 billion, while the average rate earned increased 34 basis points. The average rate on the total investment securities portfolio was 2.63% in 2024 compared to 2.29% in 2023, while the average balance of the total investment securities portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $10.4 billion in 2024 compared to an average balance of $12.4 billion in 2023. The decrease in interest income was mainly due to lower interest income earned on mortgage-backed, asset-backed and state and municipal securities, partly offset by higher interest income earned on U.S. government securities. Interest earned on mortgage-backed securities decreased $16.2 million due to lower average balances of $878.4 million, slightly offset by an increase of three basis points in the average rate earned. Interest earned on asset-backed securities decreased $12.8 million, due to a decline in average balances of $991.4 million, partly offset by an increase of 48 basis points in the average rate earned. The decrease of $10.9 million in interest earned on state and municipal securities was due to a decrease of $497.5 million in average balances and a decline of seven basis points in the average rate earned. Interest earned on U.S. government securities increased $35.9 million mainly due to higher average balances of $601.7 million, or 60.0%, and an increase in the average rate earned of 130 basis points. Interest earned on U.S. government securities was impacted by a decline of $2.5 million in inflation TIPS income.

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

During 2024, interest expense on deposits increased $90.0 million over 2023 and resulted mainly from a 52 basis point increase in the overall average rate paid on deposits. Interest expense on interest checking and money market accounts increased $80.5 million due to higher rates paid, which grew 59 basis points, and growth in average balances of $226.3 million, or 1.7%. Interest expense on certificates of deposit grew $9.5 million, due to a 33 basis point increase in the average rate paid, coupled with a $33.1 million increase in average balances. The overall rate paid on total deposits increased from 1.44% in 2023 to 1.96% in 2024. Interest expense on borrowings decreased $44.8 million mainly due to a $975.0 million decrease in average balances. Interest expense on federal funds purchased decreased $13.0 million, mainly due to a $265.7 million decline in average balances, while interest expense on securities sold under repurchase agreements increased $7.7 million due to a 26 basis point increase in the average rate earned and an increase of $47.4 million in average balances. Interest expense on Federal Home Loan Bank (FHLB) borrowings declined $39.5 million due to a decline of $756.7 million in average balances. The Company did not have any outstanding FHLB borrowings at December 31, 2024. The overall average rate incurred on all interest bearing liabilities was 2.17% in 2024, compared to 1.86% in 2023.

Provision for Credit Losses
The provision for credit losses is comprised of provisions for credit losses on loans and unfunded lending commitments and is recorded to adjust the allowance for credit losses on loans and the liability for unfunded lending commitments to a level deemed adequate by management based on the factors mentioned in the “Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments” section of this discussion. The provision for credit losses was $56.1 million in 2025, an increase of $23.2 million from the 2024 provision.

The provision for credit losses on loans for the year ended December 31, 2025 was $57.4 million, compared to $39.2 million in 2024. The allowance for credit losses on loans totaled $179.5 million at December 31, 2025, an increase of $16.7 million compared to the prior year, and represented 1.01% of loans at year end 2025, compared to .95% at December 31, 2024.

The provision for unfunded lending commitments was a benefit of $1.3 million during 2025, compared to a benefit of $6.3 million in 2024. The liability for unfunded lending commitments was $17.7 million at December 31, 2025, compared to $18.9 million at December 31, 2024.

Non-Interest Income

				% Change
(Dollars in thousands)	2025	2024	2023	'25-'24	'24-'23
Trust fees	$232,700	$214,430	$190,954	8.5%	12.3%
Bank card transaction fees	184,267	189,784	191,156	(2.9)	(.7)
Deposit account charges and other fees	108,246	100,336	90,992	7.9	10.3
Consumer brokerage services	22,051	18,141	17,223	21.6	5.3
Capital market fees	20,655	19,776	14,100	4.4	40.3
Loan fees and sales	13,882	12,890	11,165	7.7	15.5
Other	70,480	60,196	57,455	17.1	4.8
Total non-interest income	$652,281	$615,553	$573,045	6.0%	7.4%
Non-interest income as a % of total revenue*	37.0%	37.2%	36.5%
Total revenue per full-time equivalent employee	$378.0	$352.8	$333.0
*    Total revenue is calculated as net interest income plus non-interest income.

Below is a summary of net bank card transaction fees for the years ended December 31, 2025, 2024 and 2023, respectively.

				% Change
(Dollars in thousands)	2025	2024	2023	'25-'24	'24-'23
Net corporate card fees	$102,715	$106,662	$110,641	(3.7)%	(3.6)%
Net debit card fees	44,029	44,517	43,881	(1.1)	1.4
Net merchant fees	23,121	22,593	22,186	2.3	1.8
Net credit card fees	14,402	16,012	14,448	(10.1)	10.8
Total bank card transaction fees	$184,267	$189,784	$191,156	(2.9)%	(.7)%
Non-interest income totaled $652.3 million, an increase of $36.7 million, or 6.0%, compared to $615.6 million in 2024. Trust fee income increased $18.3 million, or 8.5%, mainly as a result of higher private client trust fees (up 9.1%), which comprised 81.4% of trust fee income in 2025. The market value of total customer trust assets totaled $81.6 billion at year end 2025, which was an increase of 9.1% over year end 2024 balances. Bank card fees decreased $5.5 million, or 2.9%, from the prior year, mainly due to decreases in net corporate card fees of $3.9 million, net credit card fees of $1.6 million and net debit card fees of $488 thousand, partly offset by an increase in net merchant fees of $528 thousand. The decline in net corporate card fees from the prior year was mainly due to higher rewards expense. Net debit card fees decreased mainly due to lower interchange income, while net credit card fees decreased due to higher rewards expense. Net merchant fees increased mainly due to lower interchange and royalty fee expense, partly offset by lower merchant discount fee revenue. Deposit account fees increased $7.9 million, or 7.9%, mainly due to higher corporate cash management fees of $7.4 million. In 2025, corporate cash management fees comprised 66.7% of total deposit fees, while overdraft fees comprised 10.7% of total deposit fees. Revenue from consumer brokerage services increased $3.9 million, or 21.6%, mainly due to higher annuity fees, advisory fees and life insurance income. Capital markets fees increased $879 thousand, or 4.4%, mainly due to higher gains on trading securities, while loan fees and sales increased $992 thousand, or 7.7%, mainly due to higher loan commitment fees and mortgage banking revenue. Other non-interest income increased $10.3 million, or 17.1%, over the prior year mainly due to higher gains on asset sales of $3.8 million, tax credit sales fees of $2.2 million, cash sweep commissions of $2.0 million and international fees of $802 thousand. Additionally, an increase in fair value adjustments of $1.4 million was recorded on the Company's deferred compensation plan assets and liabilities, which affect both other income and other expense.

During 2024, non-interest income totaled $615.6 million, an increase of $42.5 million, or 7.4%, compared to $573.0 million in 2023. Trust fee income increased $23.5 million, or 12.3%, mainly as a result of higher private client trust fees (up 13.1%), which comprised 81.0% of trust fee income in 2024. The market value of total customer trust assets totaled $74.8 billion at year end 2024, which was an increase of 8.6% over year end 2023 balances. Bank card fees decreased $1.4 million, or .7%, from 2023, mainly due to a decrease in net corporate card fees of $4.0 million, partly offset by increases in net credit card fees of $1.6 million, net debit card fees of $636 thousand and net merchant fees of $407 thousand. The decline in net corporate card fees from 2023 was mainly due to lower interchange income coupled with higher rewards expense. Net debit card fees increased mainly due to higher interchange income, while net credit card fees increased due to lower rewards expense. Net merchant fees increased mainly due to higher merchant discount fees, partly offset by lower interchange fees. Deposit account fees increased $9.3 million, or 10.3%, mainly due to higher corporate cash management fees of $8.5 million and other deposit fees of $894 thousand. In 2024, corporate cash management fees comprised 64.6% of total deposit fees, while overdraft fees comprised 11.5% of total deposit fees. Capital markets fees increased $5.7 million, or 40.3%, mainly due to higher trading securities income of $4.1 million and underwriting income of $2.4 million. Revenue from consumer brokerage services increased $918 thousand, or 5.3%, mainly due to higher annuity fees, while loan fees and sales increased $1.7 million, or 15.5%, mainly due to higher loan commitment fees and mortgage banking revenue. Other non-interest income increased $2.7 million, or 4.8%, over 2023 mainly due to higher gains on asset sales of $2.5 million, cash sweep commissions of $2.2 million and tax credit sales fees of $2.1 million. These increases were partly offset by lower letter of credit fees of $2.3 million and swap fees of $1.2 million.

Investment Securities Gains (Losses), Net

(In thousands)	2025	2024	2023
Net gains (losses) on sales of available for sale debt securities	$(8,410)	$(196,283)	$(8,444)
Net gains (losses) on equity securities	1,376	178,092	(487)
Net gains (losses) on sales of private equity investments	(1,042)	1,880	(100)
Fair value adjustments of private equity investments	11,736	24,134	24,016
Total investment securities gains (losses), net	$3,660	$7,823	$14,985

Net gains and losses on investment securities during 2025, 2024 and 2023 are shown in the table above. Included in these amounts are gains and losses arising from sales of securities from the Company’s available for sale debt portfolio, net gains and losses on equity securities, and gains and losses relating to private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiary. The gains and losses on private equity investments include fair value adjustments, in addition to gains and losses realized upon disposition. The portions of private equity investment gains and losses that are attributable to minority interests are reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $2.1 million in 2025, $4.2 million in 2024, and $4.8 million in 2023.

Net securities gains of $3.7 million were recorded in 2025, which included net gains of $11.7 million in fair value adjustments on private equity investments and net gains of $1.4 million on equity securities. These gains were offset by net losses of $8.4 million realized on sales of available for sale debt securities resulting from the Company's sale of approximately $78.6 million (book value) in bonds, mainly non-agency mortgage-backed securities and asset-backed securities, and net losses of $1.0 million on sales of private equity investments.

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

Non-Interest Expense

				% Change
(Dollars in thousands)	2025	2024	2023	'25-'24	'24-'23
Salaries	$531,326	$514,262	$492,977	3.3%	4.3%
Employee benefits	97,127	93,600	91,086	3.8	2.8
Data processing and software	133,970	127,390	118,758	5.2	7.3
Net occupancy	54,320	53,223	53,629	2.1	(.8)
Professional and other services	48,856	35,077	36,198	39.3	(3.1)
Marketing	24,688	22,353	24,511	10.4	(8.8)
Equipment	21,508	20,619	19,548	4.3	5.5
Supplies and communication	19,686	19,291	19,420	2.0	(.7)
Deposit insurance	10,049	16,482	33,163	(39.0)	(50.3)
Other	38,296	48,932	41,692	(21.7)	17.4
Total non-interest expense	$979,826	$951,229	$930,982	3.0%	2.2%
Efficiency ratio	55.5%	57.4%	59.2%
Salaries and benefits as a % of total non-interest expense	64.1%	63.9%	62.7%
Number of full-time equivalent employees	4,667	4,693	4,718
N.M. - Not meaningful.

Non-interest expense was $979.8 million in 2025, an increase of $28.6 million, or 3.0%, over the previous year. Salaries and benefits expense increased $20.6 million, or 3.4%, mainly due to higher full-time salaries, incentive compensation and healthcare expense. Full-time equivalent employees totaled 4,667 at December 31, 2025, compared to 4,693 at December 31, 2024. Data processing and software expense increased $6.6 million, or 5.2%, primarily due to increased costs for service providers and higher software expense. Net occupancy expense increased $1.1 million, or 2.1%, mainly due to higher building depreciation expense and demolition costs, partly offset by higher external rent income. Professional and other services expense increased $13.8 million, or 39.3%, mainly due to higher legal, professional and loan recording fees. Professional and other services expense included acquisition related expense of $5.6 million in 2025. Marketing expense increased $2.3 million, or 10.4%, and equipment expense increased $889 thousand, or 4.3%, mainly due to higher furniture and equipment rental and service contract expense. Supplies and communication expense increased $395 thousand, or 2.0%, while deposit insurance expense decreased $6.4 million mainly due to accrual adjustments in 2024 and 2025 related to the FDIC's special assessment to replenish the Deposit Insurance Fund. Other non-interest expense decreased $10.6 million, or 21.7%, mainly due to litigation settlement expense of $10.0 million, net of insurance, and a $5.0 million donation to a related charitable foundation, both recorded in 2024. In addition, a $1.5 million reimbursement related to a litigation settlement was recorded in 2025. These decreases were partly offset by higher in travel and entertainment expense of $1.3 million, and an increase in fair value adjustments of $1.4 million recorded on the Company's deferred compensation plan assets and liabilities.

In 2024, non-interest expense was $951.2 million, an increase of $20.2 million, or 2.2%, over 2023. Salaries and benefits expense increased $23.8 million, or 4.1%, mainly due to higher costs for full-time salaries, incentive compensation, payroll taxes and 401(k) expense, slightly offset by lower contract labor expense. Full-time equivalent employees totaled 4,693 at December 31, 2024, compared to 4,718 at December 31, 2023. Data processing and software expense increased $8.6 million, or 7.3%, primarily due to increased costs for service providers and higher software expense and bank card processing fees. Net occupancy expense decreased $406 thousand, or .8%, mainly due to higher external rent income, partly offset by higher building depreciation expense. Professional and other services expense decreased $1.1 million, or 3.1%, mainly due to declines in other professional fees, loan collection fees, and pension plan expense, partly offset by an increase in legal fees. Marketing expense decreased $2.2 million, or 8.8%, while equipment expense increased $1.1 million, or 5.5%, mainly due to higher furniture and equipment depreciation expense. Supplies and communication expense decreased $129 thousand, or .7%, while deposit insurance expense decreased $16.7 million due to a $16.0 million accrual recorded in 2023 for a special assessment by the FDIC to replenish the Deposit Insurance Fund. Other non-interest expense increased $7.2 million, or 17.4%, mainly due to litigation settlement expense of $10.0 million and a $5.0 million donation to a related charitable foundation, both recorded in 2024. These increases were partly offset by deconversion costs of $2.1 million recorded in 2023, as well as decreases in swap fee amortization expense of $859 thousand, travel and entertainment expense of $687 thousand and recruiting expense of $489 thousand.

Income Taxes
Income tax expense was $161.1 million in 2025, compared to $145.1 million in 2024 and $134.5 million in 2023. The effective tax rate, including the effect of non-controlling interest, was 22.2% in 2025 compared to 21.6% in 2024 and 22.0% in 2023. The increase in the effective tax rate in 2025 compared to the rate for 2024 was mostly due to higher state and local income taxes. Additional information about income tax expense is provided in Note 9 to the consolidated financial statements.

Financial Condition
Loan Portfolio Analysis
Classifications of consolidated loans by major category at December 31, 2025 and 2024 are shown in the table below. This portfolio consists of loans which were acquired or originated with the intent of holding to their maturity. Loans held for sale are separately discussed in a following section. A schedule of average balances invested in each loan category below is disclosed within the Average Balance Sheets section of Management's Discussion and Analysis of Financial Condition and Results of Operations below.

	Balance at December 31
(In thousands)	2025	2024
Commercial:
Business	$6,439,380	$6,053,820
Real estate — construction and land	1,438,012	1,409,901
Real estate — business	3,674,567	3,661,218
Personal banking:
Real estate — personal	3,053,435	3,058,195
Consumer	2,196,822	2,073,123
Revolving home equity	375,159	356,650
Consumer credit card	589,694	595,930
Overdrafts	4,194	11,266
Total loans	$17,771,263	$17,220,103

The table below presents contractual maturities of the loan portfolio, based on payment due dates, as well as a breakdown of fixed rate and floating rate loans at December 31, 2025.

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial:
Business	$2,805,183	$3,277,257	$356,579	$361	$6,439,380
Real estate — construction and land	235,148	1,170,557	27,603	4,704	1,438,012
Real estate — business	1,112,788	2,248,289	305,716	7,774	3,674,567
Personal banking:
Real estate — personal	173,977	525,558	1,033,192	1,320,708	3,053,435
Consumer	979,752	1,051,861	163,653	1,556	2,196,822
Revolving home equity	15,612	68,248	291,299	—	375,159
Consumer credit card	66,998	200,041	322,655	—	589,694
Overdrafts	4,194	—	—	—	4,194
Total loans	$5,393,652	$8,541,811	$2,500,697	$1,335,103	$17,771,263

Loans with fixed rates	$1,498,178	$3,511,334	$1,084,471	$503,924	$6,597,907
Loans with floating rates	3,895,474	5,030,477	1,416,226	831,179	11,173,356
Total loans	$5,393,652	$8,541,811	$2,500,697	$1,335,103	$17,771,263

The following table shows loan balances at December 31, 2025, segregated between those with fixed interest rates and those with variable rates that fluctuate with an index.

(In thousands)	Fixed Rate Loans	Variable Rate Loans	Total	% Variable Rate Loans
Business	$2,116,159	$4,323,221	$6,439,380	67.1%
Real estate — construction and land	74,956	1,363,056	1,438,012	94.8
Real estate — business	1,392,551	2,282,016	3,674,567	62.1
Real estate — personal	1,594,779	1,458,656	3,053,435	47.8
Consumer	1,389,515	807,307	2,196,822	36.7
Revolving home equity	—	375,159	375,159	100.0
Consumer credit card	25,753	563,941	589,694	95.6
Overdrafts	4,194	—	4,194	—
Total loans	$6,597,907	$11,173,356	$17,771,263	62.9%

Total loans at December 31, 2025 were $17.8 billion, an increase of $551.2 million, or 3.2%, over balances at December 31, 2024. The increase in loans during 2025 occurred mainly due to growth in business and consumer loans. Business loans increased $385.6 million, or 6.4%, mainly due to increases in commercial and industrial loans and commercial card loans of $290.2 million and $92.5 million, respectively. Construction loans increased $28.1 million, or 2.0%, mainly due to an increase in commercial construction lending. Business real estate loans increased $13.3 million, or .4%, mainly due to an increase in industrial lending, partly offset by a decline in senior living lending. Personal real estate loans decreased $4.8 million, or .2%. The Company sells certain long-term fixed rate mortgage loans to the secondary market, and loan sales in 2025 totaled $92.2 million, compared to $70.0 million in 2024. Consumer loans increased $123.7 million, or 6.0%, mainly due to an increase in private banking lending. Consumer credit card loans decreased $6.2 million, or 1.0%, while revolving home equity loan balances increased $18.5 million, or 5.2%, compared to balances at year end 2024.

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

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. At December 31, 2025, the balance of SNC loans totaled approximately $1.5 billion, with an additional $2.6 billion in unfunded commitments, compared to a balance of $1.6 billion, with an additional $2.5 billion in unfunded commitments, at year end 2024.

Commercial Loans
Business
Total business loans amounted to $6.4 billion at December 31, 2025 and includes loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax-advantaged loans and leases which carry tax-free interest rates. These loans totaled $702.1 million at December 31, 2025, an increase of $12.9 million, or 1.9%, over December 31, 2024 balances. In addition to tax-advantaged leases, the business loan portfolio also includes other direct financing and sales type leases totaling $717.3 million at December 31, 2025, a decrease of $10.0 million, or 1.4%, from December 31, 2024. These loans are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. Additionally, the Company has $296.6 million of outstanding loans included within its $303.0 million oil and gas energy-related loan portfolio at December 31, 2025, which is further discussed within the Oil and Gas Energy Lending section of the Risk Elements of the Loan Portfolio section located within Management's Discussion and Analysis of Financial Condition and Results of Operations. Also included in the business portfolio are corporate card loans, which totaled $424.6 million at December 31, 2025 and are made in conjunction with the Company’s corporate card business for corporate trade purchases. Corporate card loans are made to corporate, non-profit and government customers nationwide, but have very short-term maturities, which limits credit risk.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado, Texas, Tennessee, Michigan, Indiana, and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, health care, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $1.5 million in 2025 compared to $1.1 million in 2024. Non-accrual business loans were $123 thousand (less than .1% of business loans) at December 31, 2025 compared to $101 thousand at December 31, 2024.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $1.4 billion at December 31, 2025, an increase of $28.1 million, or 2.0%, over the prior year and comprised 8.1% of the Company’s total loan portfolio. Commercial construction and land development loans totaled $1.3 billion, or 88.3% of total construction loans at December 31, 2025. These loans increased $31.2 million over 2024 year end balances, driving the increase in the total construction portfolio. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2025 totaled $169.2 million, or 11.7% of total construction loans. Net loan charge-offs in this category totaled $40 thousand in 2025 compared to no net loan charge-offs in 2024.

Real Estate-Business
Total business real estate loans were $3.7 billion at December 31, 2025 and comprised 20.7% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, distribution facilities, multi-family housing, farms, shopping centers, hotels and motels, churches, and other commercial properties. The business real estate borrowers and/or properties are generally located in local and regional markets where Commerce does business, and emphasis is placed on owner-occupied lending (34.0% of this portfolio), which presents lower risk levels. Additional information about business real estate loans by borrower is disclosed within the Real Estate - Business Loans section of the Risk Elements of the Loan Portfolio section located within Management's Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2025, balances of non-accrual loans amounted to $14.8 million, or .4% of business real estate loans, down $169 thousand from year end 2024. The Company experienced net loan recoveries of $95 thousand in 2025, compared to net loan recoveries of $106 thousand in 2024.

Personal Banking Loans
Real Estate-Personal
At December 31, 2025, there were $3.1 billion in outstanding personal real estate loans, which comprised 17.2% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable and fixed rate mortgage loans, and at December 31, 2025, 48% of the portfolio was comprised of adjustable rate loans, while 52% was comprised of fixed rate loans. The Company does not purchase any loans from outside parties or brokers.

The Company originates certain mortgage loans with the intent to sell to the secondary market, generally FNMA or FHLMC conforming fixed rate loans. The remaining loans are originated with the intent to hold to maturity. Of the $455.3 million of mortgage loans originated in 2025, $92.2 million were sold to the secondary market. This compares to $453.0 million of mortgage loans originated and $70.0 million of loans sold to the secondary market in 2024. The increase in loan sales during 2025 compared to 2024 was mainly due to a continued demand for fixed rate mortgage loans. Net loan charge-offs in 2025 totaled $556 thousand, compared to net loan charge-offs of $239 thousand in 2024. Balances of non-accrual loans in this category were $842 thousand at December 31, 2025, compared to $1.0 million at year end 2024.

Consumer
Consumer loans consist of private banking, automobile, motorcycle, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, patient health care financing and other types of consumer loans. These loans totaled $2.2 billion at December 31, 2025. Approximately 35% of the consumer portfolio consists of automobile loans, 40% in private banking loans, 9% in fixed rate home equity loans, and 11% in patient healthcare financing loans. Total consumer loans increased $123.7 million at year end 2025 compared to year end 2024, mainly due to increases of $154.2 million in private banking loans and $8.9 million in patient healthcare financing. These increases in consumer loan balances were partly offset by declines of $16.2 million in fixed rate home equity loans and $7.3 million in other vehicle and equipment loans. Net charge-offs on total consumer loans were $9.8 million in both 2025 and 2024, averaging .46% of consumer loans in both 2025 and 2024.

Revolving Home Equity
Revolving home equity loans, of which 100% are adjustable rate loans, totaled $375.2 million at year end 2025. An additional $946.9 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net loan charge-offs were $5 thousand in 2025, compared to net loan recoveries of $166 thousand in 2024.

Consumer Credit Card
Total consumer credit card loans amounted to $589.7 million at December 31, 2025 and comprised 3.3% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 36% of the households that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. Approximately 96% of the outstanding credit card loan balances had a floating interest rate at year end 2025, compared to 95% at year end 2024. Net charge-offs amounted to $27.1 million in 2025, an increase of $1.0 million over $26.0 million in 2024.

Loans Held for Sale
At December 31, 2025, loans held for sale were mainly comprised of certain long-term fixed rate personal real estate loans. The personal real estate loans are carried at fair value and totaled $4.0 million at December 31, 2025. This portfolio is further discussed in Note 2 to the consolidated financial statements.

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

At December 31, 2025, the allowance for credit losses on loans was $179.5 million, compared to $162.7 million at December 31, 2024. The allowance for credit losses relating to commercial loans and personal banking loans increased $10.1 million and $6.6 million, respectively, during 2025. The increase in the allowance for credit losses on commercial loans was primarily due to weakness in soft commodity prices impacting certain industries and model enhancements related to the forecast, while the allowance for credit losses on personal banking loans increased over the December 31, 2024 allowance due to recent increased loan net charge-off trends impacting expected loss rate assumptions for the consumer credit card, automobile, and other non-real estate consumer portfolios along with forecast model enhancements targeted at the consumer credit card portfolio. The percentage of allowance to loans increased to 1.01% at December 31, 2025, compared to .95% at December 31, 2024. See Note 2 to the consolidated financial statements for the various model assumptions utilized in the Company's CECL estimate at December 31, 2025.

Net loan charge-offs totaled $40.7 million in 2025, representing a $1.8 million increase compared to net charge-offs of $38.9 million in 2024. The increase was largely due to higher net charge-offs of $1.0 million, $432 thousand and $317 thousand on consumer credit card, business and personal real estate loans, respectively, during 2025. These increases were partially offset by a $240 thousand decrease in net charge-offs on overdraft loans in 2025 compared to 2024. Consumer credit card loan net charge-offs were 4.81% of average consumer credit card loans in 2025, compared to 4.64% in 2024, and consumer loan net charge-offs were .46% of average consumer loans in both 2025 and 2024. The ratio of net loan charge-offs to total average loans outstanding was .33% in 2025 and .23% in 2024.

Total loans delinquent 90 days or more and still accruing were $24.7 million at December 31, 2025, an increase of $143 thousand compared to year end 2024. Non-accrual loans at December 31, 2025 were $15.8 million, a decrease of $2.5 million from the prior year, mainly due to a decrease in non-accrual revolving home equity loans of $2.0 million. The allowance for credit losses as a percentage of non-accrual loans was 1,139.5% at December 31, 2025, compared to 890.4% at December 31, 2024. The increase in the ratio of the allowance to non-accrual loans was driven by the decrease in non-accrual loans outstanding and the increase in the allowance for credit losses, as described above. The 2025 year-end balance of non-accrual loans was comprised of $123 thousand of business loans, $842 thousand of personal real estate loans and $14.8 million of business real estate loans.

At December 31, 2025, the liability for unfunded lending commitments was $17.7 million, a decrease of $1.3 million compared to December 31, 2024. The decrease in the liability for unfunded lending commitments during 2025 was driven primarily by decreases in the balance of unfunded lending commitments. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 2 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded lending commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at December 31, 2025.
The schedules which follow summarize the relationship between loan balances and activity in the allowance for credit losses on loans:

	Years Ended December 31
(Dollars in thousands)	2025	2024	2023
Loans outstanding at end of year(A)	$17,771,263	$17,220,103	$17,205,479
Average loans outstanding(A)	$17,474,623	$17,087,314	$16,777,150
Allowance for credit losses:
Balance at end of prior year	$162,742	$162,395	$150,136
Provision for credit losses on loans	57,413	39,214	43,325
Loans charged off:
Business	2,105	1,973	3,751
Real estate — construction and land	40	—	—
Real estate — business	400	62	134
Real estate — personal	605	302	41
Consumer	12,520	11,818	8,323
Revolving home equity	15	—	11
Consumer credit card	31,833	30,427	24,105
Overdrafts	2,522	2,689	3,803
Total loans charged off	50,040	47,271	40,168
Recoveries of loans previously charged off:
Business	579	879	647
Real estate — construction and land	—	—	115
Real estate — business	495	168	30
Real estate — personal	49	63	78
Consumer	2,692	2,035	2,075
Revolving home equity	10	166	68
Consumer credit card	4,778	4,416	5,052
Overdrafts	750	677	1,037
Total recoveries	9,353	8,404	9,102
Net loans charged off	40,687	38,867	31,066
Balance at end of year	$179,468	$162,742	$162,395
Ratio of allowance to loans at end of year	1.01%	.95%	.94%
Ratio of provision to average loans outstanding	.33%	.23%	.26%
Non-accrual loans	$15,750	$18,278	$7,312
Ratio of non-accrual loans to total loans outstanding	.09%	.11%	.04%
Ratio of allowance for credit losses on loans to non-accrual loans	1,139.48	890.37	2,220.94
(A) Net of unearned income, before deducting allowance for credit losses on loans, excluding loans held for sale.

	Years Ended December 31
	2025	2024	2023
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	.02%	.02%	.05%
Real estate — construction and land	—	—	(.01)
Real estate — personal	.02	.01	—
Consumer	.46	.46	.30
Revolving home equity	—	(.05)	(.02)
Consumer credit card	4.81	4.64	3.40
Overdrafts	28.16	34.06	56.19
Ratio of total net charge-offs to total average loans outstanding	.23%	.23%	.19%
Average loans outstanding by loan class are listed on the Company's average balance sheet on page 62.

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan category and the percentage of each loan category to total loans outstanding at year end.

(Dollars in thousands)	2025			2024
	Credit Loss Allowance Allocation	% of Loans to Total Loans	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of Loans to Total Loans	% of ACL to Loan Category
Business	$53,238	36.2%	.83%	$43,826	35.0%	.72%
RE — construction and land	29,053	8.1	2.02	30,164	8.2	2.14
RE — business	34,574	20.7	.94	32,779	21.3	.90
RE — personal	10,915	17.2	.36	11,632	17.8	.38
Consumer	15,624	12.4	.71	11,772	12.0	.57
Revolving home equity	1,738	2.1	.46	1,707	2.1	.48
Consumer credit card	34,178	3.3	5.80	30,717	3.5	5.15
Overdrafts	148	—	3.53	145.1		1.29
Total	$179,468	100.0%	1.01%	$162,742	100.0%	.95%

The following schedule shows a summary of the activity in the liability for unfunded lending commitments.

	Years Ended December 31
(In thousands)	2025	2024	2023
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$18,935	$25,246	$33,120
Provision for credit losses on unfunded lending commitments	(1,275)	(6,311)	(7,874)
Balance at end of period	$17,660	$18,935	$25,246

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

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2025	2024	2023	2022	2021
Total non-accrual loans	$15,750	$18,278	$7,312	$8,306	$9,157
Real estate acquired in foreclosure	1,218	343	270	96	115
Total non-performing assets	$16,968	$18,621	$7,582	$8,402	$9,272
Non-performing assets as a percentage of total loans	.10%	.11%	.04%	.05%	.06%
Non-performing assets as a percentage of total assets	.05%	.06%	.02%	.03%	.03%
Loans past due 90 days and still accruing interest	$24,659	$24,516	$21,864	$15,830	$11,726

Non-accrual loans totaled $15.8 million at year end 2025, a decrease of $2.5 million from the balance at year end 2024. The decrease from December 31, 2024 occurred mainly in revolving home equity, which decreased $2.0 million. At December 31, 2025, non-accrual loans were comprised of business real estate (93.9%), personal real estate (5.3%), and business (0.8%) loans. Foreclosed real estate totaled $1.2 million at December 31, 2025, an increase of $875 thousand when compared to December 31, 2024. Total non-performing assets remain low compared to the overall banking industry in 2025, with the non-performing assets to total loans ratio at .1% at December 31, 2025. Total loans past due 90 days or more and still accruing interest were $24.7 million as of December 31, 2025, an increase of $143 thousand when compared to December 31, 2024. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $264.9 million at December 31, 2025, compared with $330.3 million at December 31, 2024, resulting in a decrease of $65.4 million or 19.8%. The decrease in potential problem loans was largely driven by a $89.9 million decrease in business real estate loans and a $19.5 million decrease in business loans, partly offset by a $44.0 million increase in construction and land loans.

	December 31
(In thousands)	2025	2024
Potential problem loans:
Business	$112,018	$131,527
Real estate – construction and land	46,622	2,662
Real estate – business	106,163	196,030
Real estate – personal	91	96
Total potential problem loans	$264,894	$330,315

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

Real Estate - Construction and Land Loans
The Company’s portfolio of construction and land loans, as shown in the table below, amounted to 8.1% of total loans outstanding at December 31, 2025. The largest component of construction and land loans was commercial construction, which increased $29.1 million during the year ended December 31, 2025. At December 31, 2025, multi-family residential construction loans totaled approximately $553.1 million, or 45.1%, of the commercial construction loan portfolio.

(Dollars in thousands)	December 31, 2025	% of Total	% of Total Loans	December 31, 2024	% of Total	% of Total Loans
Commercial construction	$1,226,363	85.3%	6.9%	$1,197,278	84.9%	7.0%
Residential construction	105,874	7.4	.6	106,884	7.6	.6
Residential land and land development	63,288	4.3	.4	65,342	4.6	.4
Commercial land and land development	42,487	3.0	.2	40,397	2.9	.2
Total real estate – construction and land loans	$1,438,012	100.0%	8.1%	$1,409,901	100.0%	8.2%

Real Estate – Business Loans
Total business real estate loans were $3.7 billion at December 31, 2025 and comprised 20.7% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, distribution facilities, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 34.0% of these loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	December 31, 2025	% of Total	% of Total Loans	December 31, 2024	% of Total	% of Total Loans
Owner-occupied	$1,248,172	34.0%	7.0%	$1,237,265	33.8%	7.2%
Industrial	628,223	17.1	3.5	485,250	13.3	2.8
Office	528,421	14.4	3.0	520,715	14.2	3.0
Hotels	326,147	8.9	1.8	334,479	9.1	1.9
Multi-family	317,541	8.6	1.8	310,806	8.5	1.8
Retail	292,490	8.0	1.6	309,431	8.5	1.8
Farm	199,678	5.4	1.1	189,794	5.2	1.1
Senior living	43,161	1.2	.2	183,695	5.0	1.1
Other	90,734	2.4	.7	89,783	2.4	.6
Total real estate - business loans	$3,674,567	100.0%	20.7%	$3,661,218	100.0%	21.3%

Information about the credit quality of the Company's business real estate loan portfolio as of December 31, 2025 and December 31, 2024 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
December 31, 2025
Owner-occupied	$1,198,970	$18,011	$31,067	$124	$1,248,172
Industrial	628,223	—	—	—	628,223
Office	443,737	27,175	57,509	—	528,421
Hotels	326,147	—		—	326,147
Multi-family	250,018	56,633	10,890	—	317,541
Retail	292,490	—	—	—	292,490
Farm	197,566	1,686	273	153	199,678
Senior living	22,262	—	6,391	14,508	43,161
Other	89,157	1,577	—	—	90,734
Total	$3,448,570	$105,082	$106,130	$14,785	$3,674,567
December 31, 2024
Owner-occupied	$1,203,019	$3,362	$30,598	$286	$1,237,265
Industrial	485,250	—	—	—	485,250
Office	451,189	11,980	57,546	—	520,715
Retail	308,730	—	701	—	309,431
Hotels	334,479	—	—	—	334,479
Multi-family	299,825	10,981	—	—	310,806
Farm	185,998	642	3,154	—	189,794
Senior living	65,366	—	103,661	14,668	183,695
Other	89,577	206	—	—	89,783
Total	$3,423,433	$27,171	$195,660	$14,954	$3,661,218

Revolving Home Equity Loans
The Company has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (94.3%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the following tables, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. The weighted average FICO score for the total portfolio balance at December 31, 2025 was 778. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. Over the next three years, approximately 11.1% of the Company's current outstanding balances are expected to mature. Of these balances, 85.8% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

(Dollars in thousands)	Principal Outstanding at December 31, 2025	*	New Lines Originated During 2025	*	Unused Portion of Available Lines at December 31, 2025	*	Balances Over 30 Days Past Due	*
Loans with interest-only payments	$347,810	94.3%	$207,213	56.2%	$917,535	96.9%	$1,222.3%
Loans with LTV:
Between 80% and 90%	27,414	7.4	6,373	1.7	42,285	4.5	286.1
Over 90%	311	0.1	—	—	980	0.1	—	—
Over 80% LTV	$27,725	7.5%	$6,373	1.7%	$43,265	4.6%	$286.1%
Total loan portfolio from which above loans were identified	$368,940		$212,915		$946,868
* Percentage of total principal outstanding of $368.9 million at December 31, 2025.
** Percentage of total unused portion of available lines of $946.9 million at December 31, 2025.

(Dollars in thousands)	Principal Outstanding at December 31, 2024	*	New Lines Originated During 2024	*	Unused Portion of Available Lines at December 31, 2024	*	Balances Over 30 Days Past Due	*
Loans with interest-only payments	$328,061	93.5%	$258,228	73.6%	$919,341	97.0%	$2,902.8%
Loans with LTV:
Between 80% and 90%	29,943	8.5	9,927	2.8	45,388	4.8	5,274	1.5
Over 90%	1,914	0.5	25	—	1,564	0.2	282.1
Over 80% LTV	$31,857	9.1%	$9,952	2.8%	$46,952	5.0%	$5,556	1.6%
Total loan portfolio from which above loans were identified	$350,856		$267,675		$947,918
* Percentage of total principal outstanding of $350.9 million at December 31, 2024.
** Percentage of total unused portion of available lines of $947.9 million at December 31, 2024.

Consumer Loans
The consumer loans category is mostly comprised of private banking loans and automobile loans. Private banking loans comprised 40.4% of the consumer loan portfolio at December 31, 2025. The Company's private banking loans are mostly executive lines of credit, which are secured primarily by assets held by the Company's trust department, and insurance premium finance loans, which are primarily secured by life insurance policies. Automobile loans, which include direct and indirect product lines, comprised 35.2% of the consumer loan portfolio at December 31, 2025, and outstanding balances for auto loans were $773.6 million and $776.7 million at December 31, 2025 and 2024, respectively. The balances over 30 days past due amounted to $11.0 million at December 31, 2025, compared to $14.4 million at the end of 2024, and comprised 1.4% of the outstanding balances of these loans at December 31, 2025 compared to 1.9% at 2024. For the year ended December 31, 2025, $365.9 million of new auto loans were originated, compared to $319.5 million during 2024. At December 31, 2025, the automobile loan portfolio had a weighted average FICO score of 758, and net charge-offs on auto loans were .9% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 9.4% of the consumer loan portfolio at December 31, 2025. Losses on these loans have historically been low, and the Company had net recoveries of $137 thousand in 2025. The remaining portion of the Company's consumer loan portfolio is comprised of healthcare financing, boat, RV, motorcycle, other equipment, and unsecured consumer loans.

Net charge-offs on consumer loans, other than automobile and fixed rate home equity loans, totaled $3.4 million in 2025 and were .3% of the average balances of these loans at December 31, 2025.

Consumer Credit Card Loans
The Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at December 31, 2025 of $589.7 million in consumer credit card loans outstanding, approximately $128.3 million, or 21.8%, carried a low promotional rate. Within the next six months, $54.5 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card promotional feature, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Below are the FICO scores for the Company's consumer credit card loan portfolio at December 31, 2025 and 2024. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

	December 31, 2025	December 31, 2024
FICO score:
Under 600	5.4%	5.1%
600 – 659	12.3	11.9
660 – 719	27.4	28.3
720 – 779	26.3	26.3
780 and over	28.6	28.4
Total	100.0%	100.0%

Oil and Gas Energy Lending
The Company's energy lending portfolio was comprised of lending to the petroleum and natural gas sectors and totaled $303.0 million at December 31, 2025, a decrease of $35.0 million from year end 2024, as shown in the table below.

(In thousands)	December 31, 2025	December 31, 2024	Unfunded commitments at December 31, 2025
Extraction	$228,660	$274,265	$177,556
Mid-stream shipping and storage	25,038	36,801	117,434
Downstream distribution and refining	15,543	9,757	29,050
Support activities	33,803	17,226	15,636
Total energy lending portfolio	$303,044	$338,049	$339,676

Investment Securities Analysis
Investment securities are comprised of securities that are classified as available for sale, equity, trading or other. The largest component, available for sale debt securities, decreased 3.8% during 2025 to $9.7 billion (excluding unrealized gains/losses in fair value) at year end 2025. During 2025, available for sale debt securities of $1.4 billion were purchased, which included $1.0 billion in U.S. government and federal agency obligations and $341.2 million in asset-backed securities. Total sales, maturities and pay downs of available for sale debt securities were $1.9 billion during 2025. During 2026, maturities and pay downs of approximately $1.2 billion are expected to occur. The Company's tax-exempt investment portfolio is included in its state and municipal obligations and represented 41% of this portfolio at December 31, 2025, compared to 39% at December 31, 2024. The decline in balances of tax-exempt investment securities during 2025 was mostly due to maturities within our investment securities portfolio.

At December 31, 2025, the fair value of available for sale securities was $9.1 billion, which included a net unrealized loss in fair value of $646.8 million, compared to a net unrealized loss of $990.6 million at December 31, 2024. The overall unrealized loss in fair value at December 31, 2025 included net losses of $10.2 million in government-sponsored enterprise obligations, net losses of $50.3 million in state and municipal securities, and net losses of $602.7 million in mortgage and asset-backed securities, partly offset by net gains of $21.5 million in U.S. government and federal agency obligations. For the year ended December 31, 2025, the Company did not recognize a credit loss expense on any available for sale debt securities.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2025	2024
Amortized Cost
U.S. government and federal agency obligations	$3,257,561	$2,594,130
Government-sponsored enterprise obligations	54,951	55,425
State and municipal obligations	715,037	822,790
Agency mortgage-backed securities	3,786,811	4,195,182
Non-agency mortgage-backed securities	467,200	625,539
Asset-backed securities	1,269,503	1,595,797
Other debt securities	191,215	238,563
Total available for sale debt securities	$9,742,278	$10,127,426
Fair Value
U.S. government and federal agency obligations	$3,279,100	$2,555,252
Government-sponsored enterprise obligations	44,712	42,849
State and municipal obligations	664,733	742,891
Agency mortgage-backed securities	3,223,105	3,444,891
Non-agency mortgage-backed securities	435,688	568,689
Asset-backed securities	1,262,045	1,557,015
Other debt securities	186,130	225,266
Total available for sale debt securities	$9,095,513	$9,136,853

At December 31, 2025, the available for sale portfolio included $3.2 billion of agency mortgage-backed securities, which are collateralized bonds issued by agencies including FNMA, GNMA, FHLMC, FHLB, and Federal Farm Credit Banks. Non-agency mortgage-backed securities totaled $435.7 million and included $247.1 million collateralized by commercial mortgages and $188.6 million collateralized by residential mortgages at December 31, 2025.

At December 31, 2025, U.S. government obligations included TIPS of $419.4 million, at fair value. Other debt securities include corporate bonds, notes and commercial paper.

The types of securities held in the available for sale security portfolio at year end 2025 are presented in the table below. Additional detail by maturity category is provided in Note 3 to the consolidated financial statements.

	December 31, 2025
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	36.1%	3.61%	4.2	years
Government-sponsored enterprise obligations	0.5	2.37	10.5	years
State and municipal obligations	7.3	1.85	5.9	years
Agency mortgage-backed securities	35.4	2.11	7.1	years
Non-agency mortgage-backed securities	4.8	2.22	3.6	years
Asset-backed securities	13.9	3.78	2.3	years
Other debt securities	2.0	2.98	6.6	years
*Based on call provisions and estimated prepayment speeds.

Equity securities mainly include common and preferred stock with readily determinable fair values that totaled $47.6 million at December 31, 2025, compared to $48.4 million at December 31, 2024.

Other securities totaled $230.5 million at December 31, 2025 and $230.1 million at December 31, 2024. These include Federal Reserve Bank stock and Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities and are carried at cost. Also included in other securities are private equity investments which are held by a subsidiary qualified as a Small Business Investment Company. These investments are carried at estimated fair value, but are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks. Other securities at year end for the past two years are shown below:

	December 31
(In thousands)	2025	2024
Federal Reserve Bank stock	$35,918	$35,545
Federal Home Loan Bank stock	10,198	10,120
Private equity investments in debt securities	67,309	66,454
Private equity investments in equity securities	117,034	117,932
Total other securities	$230,459	$230,051

In addition to its holdings in the investment securities portfolio, the Company invests in securities purchased under agreements to resell, which totaled $850.0 million at December 31, 2025 and $625.0 million at December 31, 2024. Of the total resale agreements outstanding at December 31, 2025, $250.0 million mature in 2028, $250.0 million mature in 2029, and $350.0 million mature in 2030. The resale agreements have fixed base rates and some of the agreements include structures that increase the base rate when interest rates decline to certain levels. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $871.4 million in marketable investment securities at December 31, 2025. The average rate earned on these agreements during 2025 was 4.0%, compared to 3.2% in 2024.

Deposits and Borrowings
Deposits, including both individual and corporate customer deposits, are the primary funding source for the Bank and are acquired from a broad base of local markets. Total period-end deposits were $25.6 billion at December 31, 2025, compared to $25.3 billion last year, reflecting an increase of $345.9 million, or 1.4%.

Average deposits increased $530.7 million, or 2.2%, in 2025 compared to 2024, mainly resulting from increases of $452.3 million, $151.5 million and $124.5 million in interest checking account balances, money market account balances, and personal demand deposits, respectively. Partly offsetting these increases were decreases in business demand deposits of $156.1 million and certificate of deposit account balances of $144.0 million.

The following table shows year end deposit balances by type, as a percentage of total deposits.

	December 31
	2025	2024
Non-interest bearing	32.0%	32.3%
Savings, interest checking and money market	58.7	58.3
Certificates of deposit of less than $100,000	4.0	3.9
Certificates of deposit of $100,000 and over	5.3	5.5
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 73% of average earning assets in both 2025 and 2024. Average balances by major deposit category for the last six years are disclosed in the Average Balance Sheets section of Management's Discussion and Analysis of Financial Condition and Results of Operations. A maturity schedule of all certificates of deposits outstanding at December 31, 2025 is included in Note 7 on Deposits in the consolidated financial statements.

Total uninsured deposits were calculated using the same methodology that the Company uses to determine uninsured deposits for regulatory reporting and amounted to $10.0 billion and $10.8 billion at December 31, 2025 and December 31, 2024, respectively. The following table shows a detailed breakdown of the maturities of uninsured certificates of deposit at December 31, 2025. The Company estimated the uninsured deposits in the following table by aggregating all deposit balances by customer and assuming federal deposit insurance would first apply to demand deposits, followed by savings deposits, and lastly to time deposits (beginning with the earliest maturity deposits).

(In thousands)	Uninsured Certificates of Deposit at December 31, 2025
Due in 3 months or less	$226,864
Due in over 3 through 6 months	142,482
Due in over 6 through 12 months	208,854
Due in over 12 months	28,906
Total	$607,106

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. Total balances of federal funds purchased and repurchase agreements outstanding at December 31, 2025 were $3.0 billion, comprised of federal funds purchased of $128.6 million and repurchase agreements of $2.9 billion. At December 31, 2025, balances of federal funds purchased increased $4.9 million and repurchase agreements outstanding increased $58.0 million compared to balances at December 31, 2024. On an average basis, these borrowings increased $18.7 million, during 2025, due to an increase of $118.9 million in repurchase agreements, largely offset by a decrease of $100.2 million in federal funds purchased. The average rates paid on federal funds purchased and repurchase agreements were 4.25% and 2.78%, respectively, during 2025, compared to rates of 5.31% on federal funds purchased and 3.38% paid on repurchase agreements during 2024.

In addition to the funding sources above, the Company may borrow from the FHLB on a short-term basis or long-term basis. During 2025 and 2024, there were no short-term borrowings from the FHLB. The Company did not borrow any long-term funds from the FHLB during 2025 or 2024.

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

The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, available for sale debt securities, and securities purchased under agreements to resell. At December 31, 2025 and 2024, such assets were as follows:

(In thousands)	2025	2024
Balances at the Federal Reserve Bank	$2,744,393	$2,624,553
Federal funds sold	—	3,000
Securities purchased under agreements to resell	850,000	625,000
Available for sale debt securities	9,095,513	9,136,853
Total	$12,689,906	$12,389,406

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.7 billion at December 31, 2025. The fair value of the available for sale debt portfolio was $9.1 billion at December 31, 2025 and included an unrealized loss of $692.1 million. The total net unrealized loss included net losses of $602.7 million on mortgage-backed and asset-backed securities and $50.3 million on state and municipal obligations.

Resale agreements totaled $850.0 million at December 31, 2025, with maturities in 2028 through 2030. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $871.4 million in fair value at December 31, 2025.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.3 years at December 31, 2025. Approximately $1.2 billion of the available for sale debt portfolio is expected to mature or pay down during 2026, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. At December 31, 2025 and 2024, total investment securities pledged for these purposes were as follows:

(In thousands)	2025	2024
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$538,874	$840,771
FHLB borrowings and letters of credit	2,160,967	1,473,691
Repurchase agreements *	2,937,267	2,866,468
Other deposits	1,638,324	1,755,335
Total pledged securities	7,275,432	6,936,265
Unpledged and available for pledging	1,808,420	2,175,800
Ineligible for pledging	11,661	24,788
Total available for sale debt securities, at fair value	$9,095,513	$9,136,853
* Includes securities pledged for collateral swaps, as discussed in Note 20 to the consolidated financial statements

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 69.8% for the year ended December 31, 2025. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts, totaled $23.3 billion and represented 90.7% of the Company’s total deposits at December 31, 2025. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Core deposits increased $347.9 million at year end 2025 compared to year end 2024, primarily due to increases in commercial, wealth, and retail banking core deposits of $197.4 million, $129.2 million, and $36.4 million, respectively. While the Company considers core retail banking and wealth deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.2 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.3 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2025	2024
Core deposit base:
Non-interest bearing	$8,205,711	$8,150,669
Interest checking	7,360,515	7,301,288
Savings and money market	7,686,891	7,453,283
Total	$23,253,117	$22,905,240

Certificates of deposit of $100,000 or greater totaled $1.4 billion at December 31, 2025. These deposits are normally considered more volatile and higher costing, and comprised 5.3% of total deposits at December 31, 2025.

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

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	2025	2024
Borrowings:
Federal funds purchased	$128,625	$123,715
Securities sold under agreements to repurchase	2,861,016	2,803,043
Other debt	12,798	56
Total	$3,002,439	$2,926,814

Federal funds purchased, which totaled $128.6 million at December 31, 2025, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At December 31, 2025, the Company had approved lines of credit totaling $4.3 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company’s investment portfolio. Total repurchase agreements at December 31, 2025 were comprised of non-insured customer funds totaling $2.9 billion, and securities pledged as collateral for these retail agreements totaled $2.9 billion.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2025.

	December 31, 2025
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$3,728,696	$2,804,557	$6,533,253
Letters of credit issued	(198,350)	—	(198,350)
Available for future advances	$3,530,346	$2,804,557	$6,334,903

The Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Rating outlook	Stable
Commerce Bank
Issuer rating	A	A3
Baseline credit assessment		a2
Short-term rating	A-1	P-1
Rating outlook	Stable	Stable

The Company considers these ratings to be indications of a sound capital base and strong liquidity and believes that these ratings would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been outstanding during the past ten years. The Company has no subordinated or hybrid debt instruments which would affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that, through its Commercial Tradable Products division or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately-placed corporate notes or other forms of debt.

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $171.7 million in 2025, as reported in the consolidated statements of cash flows. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $645.1 million and has historically been a stable source of funds. Investing activities used cash of $462.4 million. Sales and maturities proceeds of investment securities (net of purchases) provided cash of $409.3 million, securities purchased under agreements to resell (net of repayments of securities purchased under agreements to resell) used cash of $225.0 million, and a net increase in the loan portfolio used cash of $594.0 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

During 2025, financing activities used cash of $11.0 million. This decrease in cash was largely driven by treasury stock purchases, which used cash of $207.6 million. The Company paid cash dividends of $146.6 million on common stock, while an increase in deposits provided cash of $271.1 million during 2025. Federal funds purchases and short-term securities sold under agreements to repurchase provided cash of $62.9 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company believes it maintains adequate liquidity to meet these cash flows.

Cash outflows resulting from the Company’s transactions in its common stock were as follows:

(In millions)	2025	2024	2023
Purchases of treasury stock	$207.6	$170.5	$76.4
Common cash dividends paid	146.6	139.5	134.7
Cash used	$354.2	$310.0	$211.1

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

(In millions)	2025	2024	2023
Dividends received from subsidiaries	$240.0	$215.0	$280.0
Management fees	45.8	42.3	47.8
Total	$285.8	$257.3	$327.8

These sources of funds are used mainly to pay cash dividends on outstanding stock, pay general operating expenses, and purchase treasury stock. At December 31, 2025, the Parent’s investment securities totaled $13.3 million at fair value, consisting mainly of equity securities. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2025 or 2024.

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

A table summarizing contractual cash obligations of the Company at December 31, 2025, and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Operating lease obligations	$6,884	$13,007	$8,275	$13,495	$41,661
Purchase obligations	269,886	393,268	153,192	147,233	963,579
Certificates of Deposit*	2,272,894	107,372	6,185	8	2,386,459
Total	$2,549,664	$513,647	$167,652	$160,736	$3,391,699
*Includes principal payments only.

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $15.8 billion (including approximately $6.1 billion in unused, approved credit card lines) and the contractual amount of standby letters of credit totaling $648.2 million at December 31, 2025. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. No contributions to the defined benefit plan were made in 2025, 2024 or 2023, and the Company is not required nor does it expect to make a contribution in 2026.

The Company has investments in low-income housing partnerships generally within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal (and sometimes state) income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 1 to 21 years. The Company's investments in low-income housing partnerships, which are recorded within other assets in the Company's consolidated balance sheets, totaled $99.7 million and $94.4 million December 31, 2025 and 2024, respectively. The Company's obligations related to unfunded commitments, which are recorded within other liabilities in the consolidated balance sheets, amounted to $54.6 million and $56.9 million at December 31, 2025 and 2024, respectively.

The net income tax benefit associated with these investments, which consists of proportional amortization expense, affordable housing tax credits and other related tax benefits, was reported in income tax expense in the Company's consolidated statements of income. The amount of proportional amortization expense recognized during the fiscal years 2025, 2024 and 2023 was $8.8 million, $7.1 million and $6.0 million, respectively, and the amount of affordable housing tax credits and other related tax benefits was $10.2 million, $8.2 million and $7.0 million, respectively. The resulting net income tax benefit during the fiscal years 2025, 2024 and 2023 was $1.4 million, $1.1 million and $1.0 million, respectively.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties for a profit or retained for use by the Company. During 2025, purchases and sales of tax credits amounted to $179.4 million and $178.6 million, respectively. Income from the sales of tax credits were $7.4 million, $5.2 million and $3.1 million in 2025, 2024 and 2023, respectively. At December 31, 2025, the Company had outstanding purchase commitments totaling $165.2 million that it expects to fund in 2026. These commitments, along with the commitments for the next five years, are included in the table above.

Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Capital Management
Under Basel III capital guidelines, at December 31, 2025 and 2024, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table.

(Dollars in thousands)	2025	2024	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks*
Risk-adjusted assets	$23,970,761	$23,500,396
Tier I common risk-based capital	4,156,776	3,926,446
Tier I risk-based capital	4,156,776	3,926,446
Total risk-based capital	4,353,905	4,108,270
Tier I common risk-based capital ratio	17.34%	16.71%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	17.34	16.71	6.00	2.50	8.50	8.00
Total risk-based capital ratio	18.16	17.48	8.00	2.50	10.50	10.00
Tier I leverage ratio	12.65	12.26	4.00	N/A	4.00	5.00
Tangible common equity to tangible assets	11.11	9.92
Dividend payout ratio	25.89	26.50
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

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors and periodically purchases stock in the open market. During 2024, the Company purchased 2.9 million shares, and during 2025 the Company purchased 3.6 million shares. At December 31, 2025, 3.2 million shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 6.9% in 2025 compared with 2024, and the Company increased its first quarter 2026 cash dividend 5%, making 2026 the Company's 58th consecutive year of regular cash dividend increases. The Company also distributed its 32nd consecutive annual 5% stock dividend in December 2025.

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

	December 31, 2025		September 30, 2025
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$53.3	4.80%	$44.1	4.02%
200 basis points rising	41.0	3.69	36.1	3.28
100 basis points rising	27.0	2.43	23.8	2.17
100 basis points falling	(23.6)	(2.13)	(23.7)	(2.16)
200 basis points falling	(39.4)	(3.54)	(42.6)	(3.88)
300 basis points falling	(53.7)	(4.84)	(54.9)	(5.00)
Under the simulation, in the three rising interest rate scenarios, interest rate risk is more asset sensitive when compared to the scenarios in the previous quarter. This change is primarily due to an increase in average interest earning cash balances at the Federal Reserve coupled with a reduction in the Federal funds rate, which resulted in lower projected deposit rates. In the falling interest rate scenarios, there was no material change from the previous quarter, which was mainly the result of an increase in average interest earning cash balances at the Federal Reserve. This increase was mostly offset by the Company's use of interest rate floors, which limits the repricing down of variable-rate assets while funding costs move lower.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2025 and 2024. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. All of these derivative instruments utilized by the Company are further discussed in Note 19 on Derivative Instruments in the consolidated financial statements.

	2025			2024
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$1,968,679	$18,294	$(18,294)	$2,065,400	$26,759	$(26,759)
Interest rate floors	2,000,000	32,524	—	2,000,000	35,544	—
Interest rate caps	105,770	2	(2)	37,488	44	(44)
Credit risk participation agreements	474,951	56	(77)	503,196	35	(58)
Foreign exchange contracts	29,451	396	(401)	16,978	179	(101)
Mortgage loan commitments	6,297	133	—	3,060	58	—
Mortgage loan forward sale contracts	1,794	15	—	1,759	14	—
Forward TBA contracts	7,000	1	(21)	3,500	15	(1)
Total at December 31	$4,593,942	$51,421	$(18,795)	$4,631,381	$62,648	$(26,963)

Operating Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Retail Banking, Commercial, and Wealth. Additional information is presented in Note 13 on Segments in the consolidated financial statements.

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
The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Retail Banking	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2025:
Net interest income	$504,475	$532,786	$90,660	$1,127,921	$(16,063)	$1,111,858
Provision for credit losses	(38,811)	(1,838)	(22)	(40,671)	(15,467)	(56,138)
Non-interest income	98,543	280,844	266,287	645,674	6,607	652,281
Investment securities gains (losses), net	—	—	—	—	3,660	3,660
Non-interest expense	(337,732)	(430,291)	(166,255)	(934,278)	(45,548)	(979,826)
Income before income taxes	$226,475	$381,501	$190,670	$798,646	$(66,811)	$731,835
Year ended December 31, 2024:
Net interest income	$511,643	$516,263	$87,819	$1,115,725	$(75,479)	$1,040,246
Provision for loan losses	(37,610)	(1,446)	148	(38,908)	6,005	(32,903)
Non-interest income	99,896	262,238	243,476	605,610	9,943	615,553
Investment securities gains (losses), net	—	—	—	—	7,823	7,823
Non-interest expense	(328,328)	(405,180)	(158,649)	(892,157)	(59,072)	(951,229)
Income before income taxes	$245,601	$371,875	$172,794	$790,270	$(110,780)	$679,490
2025 vs 2024
Increase (decrease) in income before income taxes:
Amount	$(19,126)	$9,626	$17,876	$8,376	$43,969	$52,345
Percent	(7.8)%	2.6%	10.3%	1.1%	(39.7)%	7.7%
Year ended December 31, 2023:
Net interest income	$552,215	$522,009	$99,798	$1,174,022	$(175,893)	$998,129
Provision for loan losses	(27,458)	(3,514)	(28)	(31,000)	(4,451)	(35,451)
Non-interest income	97,029	249,063	218,241	564,333	8,712	573,045
Investment securities gains (losses), net	—	—	—	—	14,985	14,985
Non-interest expense	(323,582)	(395,098)	(157,441)	(876,121)	(54,861)	(930,982)
Income before income taxes	$298,204	$372,460	$160,570	$831,234	$(211,508)	$619,726
2024 vs 2023
Increase (decrease) in income before income taxes:
Amount	$(52,603)	$(585)	$12,224	$(40,964)	$100,728	$59,764
Percent	(17.6)%	(.2)%	7.6%	(4.9)%	(47.6)%	9.6%

Retail Banking
The Retail Banking segment, previously called the Consumer segment, includes consumer deposits, consumer finance, and consumer debit and credit cards. The Company renamed the Consumer segment to the Retail Banking segment in January 2026, however, there were no changes to the composition of the segment in conjunction with the name change. During 2025, income before income taxes for the Retail Banking segment decreased $19.1 million, or 7.8%, compared to 2024. This decrease was due to increases in non-interest expense of $9.4 million, or 2.9%, and the provision for credit losses of $1.2 million, or 3.2%, and declines in net interest income of $7.2 million, or 1.4%, and non-interest income of $1.4 million, or 1.4%. Net interest income decreased due to a $15.1 million decline in net allocated funding credits assigned to the Retail Banking segment's loan and deposit portfolios and a $1.8 million increase in loan interest income, partly offset by a decrease of $9.8 million in deposit interest expense. Non-interest income decreased mainly due to lower net bank card fees (mainly credit and debit card fees). Non-interest expense increased over the previous year mainly due to higher data processing and software, marketing and miscellaneous losses expense. In addition, allocated servicing and support costs increased due to higher allocated costs for retail administration and operations, while branch employee servicing costs declined. The provision for credit losses totaled $38.8 million, a $1.2 million increase over the prior year, which resulted mainly from higher auto and consumer credit card loan net charge-offs, partly offset by lower other vehicle and equipment loan net charge-offs. Total average loans in this segment decreased $98.0 million in 2025 compared to 2024 mainly due to declines in personal real estate and auto loans, partly offset by higher revolving and fixed-rate home equity loans. Average deposits increased $37.3 million, or .3%, over the prior year, resulting from growth in personal demand and certificate of deposit account balances, partly offset by declines in savings, interest checking and money market deposit account balances.

During 2024, income before income taxes for the Retail Banking segment decreased $52.6 million, or 17.6%, compared to 2023. This decrease was due to a decline in net interest income of $40.6 million, or 7.3%, an increase in the provision for credit losses of $10.2 million, or 37.0%, and higher non-interest expense of $4.7 million, or 1.5%, partly offset by an increase in non-interest income of $2.9 million, or 3.0%. Net interest income decreased due to an increase of $66.4 million in deposit interest expense, partly offset by a $19.7 million increase in loan interest income and a $6.1 million increase in net allocated funding credits. Non-interest income increased mainly due to growth in net bank card fees (mainly credit and debit card fees), deposit account fees and mortgage banking revenue. Non-interest expense increased over 2023 mainly due to higher miscellaneous losses and allocated support costs for information technology and retail operations, partly offset by lower salaries and benefits expense and allocated management support costs. The provision for credit losses totaled $37.6 million, a $10.2 million increase over 2023, which resulted mainly from higher consumer credit card and auto loan net charge-offs, partly offset by lower other vehicle and equipment loan net charge-offs. Total average loans in this segment decreased $1.7 million in 2024 compared to 2023 mainly due to declines in auto and other vehicle loans and personal real estate loans, partly offset by higher revolving and fixed-rate home equity loans. Average deposits increased $44.4 million, or .4%, over 2023, resulting from growth in certificate of deposit account balances, partly offset by declines in savings, interest checking and money market deposit account balances.
Commercial
The Commercial segment provides lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Commercial Tradable Products division, which sells fixed-income securities, underwrites municipal bonds, and provides securities safekeeping and accounting services to its business and correspondent bank customers. Pre-tax income for 2025 increased $9.6 million, or 2.6%, compared to 2024, mainly due higher net interest income and non-interest income, partly offset by higher non-interest expense. Net interest income increased $16.5 million, or 3.2%, due to lower interest expense on deposits and customer repurchase agreements of $25.0 million and $10.4 million, respectively, coupled with higher net allocated funding credits of $12.7 million. These increases to income were partly offset by lower loan interest income of $32.1 million. Non-interest income increased $18.6 million, or 7.1%, over the previous year mainly due to higher gains on asset sales and growth in deposit account fees (mainly corporate cash management fees). These increases were partly offset by a decrease in net bank card fees (mainly corporate card fees). Non-interest expense increased $25.1 million, or 6.2%, mainly due to higher legal fees, salaries and benefits expense and allocated service and support costs for commercial payments and product support, commercial loan servicing and branch employee expense. The provision for credit losses increased $392 thousand over the same period last year, mainly due to higher commercial and industrial loan net charge-offs. Average segment loans increased $274.1 million, or 2.4%, compared to 2024, mainly due to growth in business and business real estate loans. Average deposits increased $386.9 million, or 3.9%, mainly due to an increase in interest checking account balances, partly offset by a decline in certificate of deposit account balances.

Pre-tax income for 2024 decreased $585 thousand, or .2%, compared to 2023, mainly due to lower net interest income and higher non-interest expense, mostly offset by higher non-interest income and a decrease in the provision for credit losses. Net interest income decreased $5.7 million, or 1.1%, mainly due to lower net allocated funding credits of $30.8 million, coupled with higher interest expense on deposits and customer repurchase agreements of $21.0 million and $8.2 million, respectively. These decreases to income were partly offset by higher loan interest income of $53.1 million. Non-interest income increased $13.2 million, or 5.3%, over 2023 mainly due to growth in deposit account fees (mainly corporate cash management fees), capital market fees, tax credit sales fees and loan commitment fees. These increases were partly offset by decreases in net bank card fees (mainly corporate card fees), letter of credit fees and swap fees. Non-interest expense increased $10.1 million, or 2.6%, mainly due to higher salaries and benefits expense and allocated servicing and support costs for management and bank operations. These increases were partly offset by lower insurance and marketing expense. The provision for credit losses decreased $2.1 million from 2023, mainly due to lower commercial and industrial loan net charge-offs. Average segment loans increased $240.8 million, or 2.2%, compared to 2023, mainly due to growth in business real estate, floor plan, tax free, and commercial and industrial loans. Average deposits decreased $498.9 million, or 4.8%, mainly due to declines in business demand and certificate of deposit account balances, partly offset by increases in interest checking and money market account balances.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2025, the Trust group managed investments with a market value of $50.6 billion and administered an additional $31.0 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.6 billion in total assets at December 31, 2025. In 2025, pre-tax income for the Wealth segment was $190.7 million, compared to $172.8 million in 2024, an increase of $17.9 million, or 10.3%. Net interest income increased $2.8 million, or 3.2%, mainly due to a $9.4 million increase in loan interest income and a $3.7 million decrease in deposit interest expense. These increases to income were partly offset by a $10.3 million decrease in net allocated funding credits. Non-interest income increased $22.8 million, or 9.4%, over the prior year mainly due to higher private client and institutional trust fees and brokerage services fees (mainly life insurance, annuity and advisory fees). Non-interest expense increased $7.6 million, or 4.8%, mainly due to higher salaries and benefits, data processing and software, and allocated support costs for information technology. The provision for credit losses increased $170 thousand over the same period last year, mainly due to fixed-rate home equity loan net recoveries recorded in the prior year. Average assets increased $212.9 million, or 10.8%, during 2025 mainly due to higher personal real estate, fixed-rate home equity and business loan balances. Average deposits increased $148.6 million, or 6.2%, mainly due to growth in money market and certificate of deposit account balances.

In 2024, pre-tax income for the Wealth segment was $172.8 million, compared to $160.6 million in 2023, an increase of $12.2 million, or 7.6%. Net interest income decreased $12.0 million, or 12.0%, mainly due to a $20.3 million increase in deposit interest expense and a $510 thousand decline in net allocated funding credits assigned to the Wealth segment's loan and deposit portfolios, partly offset by an $8.9 million increase in loan interest income. Non-interest income increased $25.2 million, or 11.6%, over 2023 mainly due to higher private client and institutional trust fees, brokerage services fees and cash sweep commissions. Non-interest expense increased $1.2 million, or .8%, mainly due to higher salaries and benefits expense, partly offset by deconversion costs recorded in 2023. The provision for credit losses decreased $176 thousand from 2023 mainly due to net recoveries on fixed-rate home equity loans in 2024. Average assets increased $72.3 million, or 3.8%, during 2024 mainly due to higher personal real estate loan balances, partly offset by lower commercial and industrial and fixed-rate home equity loan balances. Average deposits increased $1.6 million, or .1%, due to growth in certificate of deposit and money market deposit account balances, mostly offset by declines in interest checking and business demand deposit account balances.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio, brokered deposits and other items not allocated to the segments. In accordance with the Company's transfer pricing procedures, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. In 2025, the pre-tax net loss in this category was $66.8 million, compared to a net loss of $110.8 million in 2024. Net interest income increased $59.4 million and non-interest expense declined $13.5 million. These increases to income were partly offset by an increase of $21.5 million in the provision for credit losses and a $3.3 million decrease in non-interest income. Additionally, unallocated securities gains were $3.7 million in 2025, compared to securities gains of $7.8 million in 2024. The increase in net interest income was mainly due to higher interest income on investment securities and securities purchased under resell agreements, which are not allocated to the segments for management reporting purposes. The increase in the unallocated provision for credit losses was primarily driven by an increase in the provision for credit losses on loans, partly offset by a decrease in the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to segments when incurred for management reporting purposes. The provision for credit losses on loans was $16.7 million in excess of net-charge offs in 2025, due to an increase in the allowance for credit losses on loans, while the provision was $347 thousand higher than net charge-offs in 2024. For the year ended December 31, 2025, the Company's provision for credit losses on unfunded lending commitments was a benefit of $1.3 million, compared to a benefit of $6.3 million in 2024.

Impact of Recently Issued Accounting Standards
Income Taxes The FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures", in December 2023. The amendments in this Update require additional disclosures regarding the rate reconciliation and income taxes paid. This Update also removed certain existing disclosure requirements. The Company adopted this Update for the year ended December 31, 2025, and applied the new disclosures on a retrospective basis.

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

Purchased Loans The FASB issued ASU 2025-08 "Financial Instruments - Credit Losses (Topic 326): Purchased Loans" in November 2025. This new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model (CECL). Under the ASU, the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan - similar to the model for purchased credit deteriorated assets. For these loans, the "day-one" credit loss estimate does not impact earnings immediately but is instead amortized over time as an adjustment to interest income. Subsequent changes in the allowance for credit losses are reported in earnings within credit loss expense. The ASU is effective for fiscal periods beginning after December 15, 2026 and interim periods within. Early adoption is permitted and amendments are to be applied prospectively. The Company adopted this Update on January 1, 2026.

Derivatives and Hedging The FASB issued ASU 2025-09 "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" in December 2025. The amendments in this Update make targeted improvements to hedge account intended to better align financial reporting with an entity's risk-management activities. At a high level, the Update provides for a broader application of grouping forecasted transactions in cash flow hedges by replacing 'same risk exposure' requirements with a more flexible 'similar risk exposure' standard, which may apply to the Company's current cash flow hedges. This Update is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted in an interim or annual reporting period. The amendments should be applied on a prospective basis for all hedging relationships, and the Company may elect to adopt the amendments for existing hedging relationships as of the adoption, without dedesignating the hedges. The Company is currently evaluating the provisions of this Update.

Interim Reporting The FASB issued ASU 2025-11 "Interim Reporting (Topic 270): Narrow-Scope Improvements" in December 2025. The amendments in this Update are intended to clarify interim disclosure requirements and the applicability of Topic 270. The ASU is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted and amendments may be applied prospectively or retrospectively to prior periods presented. The Company does not anticipate a significant impact on the Company's consolidated financial statements.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$6,225,908	$352,663	5.66%	$5,946,080	$359,757	6.05%	$5,781,736	$326,498	5.65%
Real estate – construction and land	1,412,793	102,817	7.28	1,438,834	118,557	8.24	1,473,797	117,238	7.95
Real estate – business	3,701,839	217,282	5.87	3,652,383	226,605	6.20	3,577,093	214,091	5.99
Real estate – personal	3,053,433	132,156	4.33	3,042,824	123,700	4.07	2,979,014	110,729	3.72
Consumer	2,148,399	137,405	6.40	2,106,724	137,508	6.53	2,096,517	121,310	5.79
Revolving home equity	363,532	27,133	7.46	333,711	25,298	7.58	302,967	22,775	7.52
Consumer credit card	562,427	74,075	13.17	560,850	78,052	13.92	561,103	77,223	13.76
Overdrafts	6,292	—	—	5,908	—	—	4,923	—	—
Total loans	17,474,623	1,043,531	5.97	17,087,314	1,069,477	6.26	16,777,150	989,864	5.90
Loans held for sale	2,060	131	6.36	2,283	165	7.23	5,692	583	10.24
Investment securities:
U.S. government & federal agency obligations	2,776,920	114,395	4.12	1,603,655	60,796	3.79	1,001,979	24,921	2.49
Government-sponsored enterprise obligations	55,083	1,307	2.37	55,574	1,321	2.38	63,436	1,683	2.65
State & municipal obligations(B)	766,079	15,715	2.05	1,021,291	20,340	1.99	1,518,835	31,280	2.06
Mortgage-backed securities	4,550,273	93,542	2.06	5,358,809	112,669	2.10	6,237,225	128,875	2.07
Asset-backed securities	1,510,178	55,237	3.66	1,740,722	45,511	2.61	2,732,093	58,318	2.13
Other debt securities	223,886	6,455	2.88	327,832	6,574	2.01	518,549	9,590	1.85
Trading debt securities(B)	51,730	2,429	4.70	47,755	2,249	4.71	41,092	1,968	4.79
Equity securities(B)	53,657	3,597	6.70	70,559	3,597	5.10	12,317	2,988	24.26
Other securities(B)	224,336	20,050	8.94	222,487	21,231	9.54	240,808	23,115	9.60
Total investment securities	10,212,142	312,727	3.06	10,448,684	274,288	2.63	12,366,334	282,738	2.29
Federal funds sold	560	31	5.54	760	49	6.45	12,464	659	5.29
Securities purchased under agreements to resell	834,932	33,090	3.96	421,998	13,358	3.17	702,110	13,649	1.94
Interest earning deposits with banks	2,409,789	103,799	4.31	2,304,969	121,440	5.27	1,960,185	103,248	5.27
Total interest earning assets	30,934,106	1,493,309	4.83	30,266,008	1,478,777	4.89	31,823,935	1,390,741	4.37
Allowance for credit losses on loans	(167,111)			(159,988)			(157,398)
Unrealized gain (loss) on debt securities	(795,300)			(1,100,133)			(1,443,659)
Cash and due from banks	386,849			326,983			304,610
Premises and equipment - net	501,190			482,372			454,360
Other assets	806,869			870,038			958,767
Total assets	$31,666,603			$30,685,280			$31,940,615
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,285,535	662.05		$1,311,878	773.06		$1,464,639	756.05
Interest checking and money market	13,971,754	209,646	1.50	13,325,607	226,103	1.70	13,099,305	145,636	1.11
Certificates of deposit of less than $100,000	996,095	34,032	3.42	1,024,704	42,226	4.12	1,005,938	38,690	3.85
Certificates of deposit of $100,000 and over	1,385,357	52,086	3.76	1,500,739	67,060	4.47	1,486,403	61,057	4.11
Total interest bearing deposits	17,638,741	296,426	1.68	17,162,928	336,162	1.96	17,056,285	246,139	1.44
Borrowings:
Federal funds purchased	129,843	5,518	4.25	230,059	12,221	5.31	495,798	25,265	5.10
Securities sold under agreements to repurchase	2,510,136	69,884	2.78	2,391,201	80,908	3.38	2,343,835	73,164	3.12
Other borrowings(C)	1,616	37	2.29	620	23	3.71	757,288	39,496	5.22
Total borrowings	2,641,595	75,439	2.86	2,621,880	93,152	3.55	3,596,921	137,925	3.83
Total interest bearing liabilities	20,280,336	371,865	1.83%	19,784,808	429,314	2.17%	20,653,206	384,064	1.86%
Non-interest bearing deposits	7,398,948			7,344,079			8,252,096
Other liabilities	394,743			397,547			375,855
Equity	3,592,576			3,158,846			2,659,458
Total liabilities and equity	$31,666,603			$30,685,280			$31,940,615
Net interest margin (FTE)		$1,121,444			$1,049,463			$1,006,677
Net yield on interest earning assets			3.63%			3.47%			3.16%
Percentage increase (decrease) in net interest margin (FTE) compared to the prior year			6.86%			4.25%			5.76%
(A)    Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.E — A
VERAGE RATES AND

YI

Years Ended December 31
2022			2021			2020
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$5,376,584	$198,238	3.69%	$5,838,682	$186,968	3.20%	$6,387,410	$196,249	3.07%	(.51)%
1,229,977	61,893	5.03	1,144,741	40,702	3.56	956,999	38,619	4.04	8.10
3,205,061	133,909	4.18	3,005,943	104,329	3.47	2,959,068	110,080	3.72	4.58
2,841,626	94,878	3.34	2,797,635	92,267	3.30	2,619,211	94,835	3.62	3.12
2,075,781	84,044	4.05	2,009,577	76,361	3.80	1,967,133	86,096	4.38	1.78
280,242	12,625	4.51	286,064	9,823	3.43	334,866	12,405	3.70	1.66
547,071	64,832	11.85	577,411	64,274	11.13	668,810	78,704	11.77	(3.41)
5,645	—	—	4,335	—	—	3,351	—	—	13.43
15,561,987	650,419	4.18	15,664,388	574,724	3.67	15,896,848	616,988	3.88	1.91
7,754	637	8.22	21,524	880	4.09	18,685	860	4.60	(35.66)

1,097,935	41,095	3.74	796,043	32,888	4.13	780,903	17,369	2.22	28.88
54,768	1,293	2.36	50,789	1,180	2.32	105,069	3,346	3.18	(12.12)
2,061,620	47,121	2.29	2,015,635	47,721	2.37	1,562,415	42,260	2.70	(13.28)
6,979,862	135,920	1.95	6,985,897	95,175	1.36	5,733,398	109,834	1.92	(4.52)
3,888,405	58,716	1.51	2,824,993	32,705	1.16	1,467,496	29,759	2.03	.58
606,661	11,811	1.95	603,720	12,556	2.08	444,489	10,846	2.44	(12.82)
41,205	1,129	2.74	36,534	452	1.24	30,321	659	2.17	11.28
9,492	2,578	27.16	6,809	2,223	32.65	4,206	2,030	48.26	66.40
203,953	21,103	10.35	171,322	18,924	11.05	133,391	8,732	6.55	10.96
14,943,901	320,766	2.15	13,491,742	243,824	1.81	10,261,688	224,835	2.19	(.10)
11,701	412	3.52	677	4.59		278	3	1.08	15.03
1,495,956	22,647	1.51	1,275,837	37,377	2.93	849,998	40,647	4.78	(.36)
1,362,863	15,098	1.11	2,420,533	3,202.13		1,115,551	2,273.20		16.65
33,384,162	1,009,979	3.03	32,874,701	860,011	2.62	28,143,048	885,606	3.15	1.91
(141,341)			(188,758)			(196,942)			(3.23)
(922,259)			198,722			292,898			N.M.
323,296			339,431			343,516			2.40
409,235			408,537			399,228			4.65
552,224			531,102			634,949			4.91
$33,605,317			$34,163,735			$29,616,697			1.35

$1,583,983	740.05		$1,450,495	1,129.08		$1,123,413	1,053.09		2.73
14,475,089	24,359.17		13,370,226	6,380.05		11,539,717	16,798.15		3.90
406,580	1,469.36		478,371	1,158.24		585,695	4,897.84		11.21
670,472	3,898.58		1,244,757	2,577.21		1,358,389	12,948.95		.39
17,136,124	30,466.18		16,543,849	11,244.07		14,607,214	35,696.24		3.84

83,255	1,836	2.21	23,623	17.07		126,203	794.63		.57
2,356,024	24,022	1.02	2,311,214	1,629.07		1,840,276	5,297.29		6.41
46,459	1,840	3.96	808	5.62		126,585	1,029.81		(58.20)
2,485,738	27,698	1.11	2,335,645	1,651.07		2,093,064	7,120.34		4.77
19,621,862	58,164.30%		18,879,494	12,895.07%		16,700,278	42,816.26%		3.96
10,964,573			11,240,267			8,890,263			(3.61)
198,002			591,459			715,033			(11.20)
2,820,880			3,452,515			3,311,123			1.65
$33,605,317			$34,163,735			$29,616,697			1.35%
	$951,815			$847,116			$842,790
		2.85%			2.58%			2.99%
		12.36%			.51%			.88%
(B) Interest income and yields are presented on a fully taxable-equivalent basis using a federal income tax rate of 21%. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $7,040,000 in 2025, $6,706,000 in 2024, $5,467,000 in 2023, $4,126,000 in 2022, $4,176,000 in 2021, and $4,916,000 in 2020. Investment securities interest income includes tax equivalent adjustments of $2,546,000 in 2025, $2,514,000 in 2024, $3,983,000 in 2023, $6,874,000 in 2022, $7,546,000 in 2021, and $8,042,000 in 2020. These adjustments relate to state and municipal obligations, trading securities, equity securities, and other securities.
(C) Interest expense of $2,000, $903,000, $1,370,000, $29,000 and $14,000, which was capitalized on construction projects in 2024, 2023, 2022, 2021, and 2020, respectively, is not deducted from the interest expense shown above. There was no capitalized interest in 2025.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2025
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$6,318	5.48%	$6,229	5.72%	$6,247	5.72%	$6,106	5.75%
Real estate – construction and land	1,408	7.05	1,397	7.37	1,431	7.39	1,415	7.30
Real estate – business	3,731	5.76	3,716	5.92	3,692	5.92	3,668	5.88
Real estate – personal	3,059	4.38	3,060	4.34	3,049	4.30	3,046	4.28
Consumer	2,200	6.23	2,161	6.42	2,149	6.43	2,082	6.52
Revolving home equity	372	7.25	361	7.94	362	7.41	359	7.26
Consumer credit card	566	12.81	563	13.21	560	13.18	561	13.49
Overdrafts	7	—	7	—	6	—	6	—
Total loans	17,661	5.84	17,494	6.02	17,496	6.01	17,243	6.02
Loans held for sale	3	5.01	2	6.03	2	9.22	2	5.89
Investment securities:
U.S. government & federal agency obligations	3,198	4.07	2,693	4.06	2,624	4.28	2,587	4.09
Government-sponsored enterprise obligations	55	2.36	55	2.35	55	2.38	55	2.40
State & municipal obligations(A)	725	2.06	756	2.05	780	2.05	804	2.05
Mortgage-backed securities	4,317	2.05	4,461	2.01	4,641	2.08	4,788	2.08
Asset-backed securities	1,337	3.78	1,467	3.69	1,585	3.73	1,656	3.46
Other debt securities	197	2.97	204	2.97	237	2.94	258	2.69
Trading debt securities(A)	61	4.61	56	4.67	51	4.63	38	4.97
Equity securities(A)	52	6.35	51	6.09	54	6.26	57	8.02
Other securities(A)	227	9.08	220	7.29	217	11.63	233	7.85
Total investment securities	10,169	3.12	9,963	2.99	10,244	3.16	10,476	2.98
Federal funds sold	—	—	—	—	—	5.08	2	5.63
Securities purchased under agreements to resell	850	4.00	850	4.00	850	4.02	789	3.81
Interest earning deposits with banks	2,787	3.95	2,422	4.45	2,037	4.46	2,389	4.46
Total interest earning assets	31,470	4.74	30,731	4.86	30,629	4.90	30,901	4.81
Allowance for credit losses on loans	(175)		(165)		(166)		(162)
Unrealized gain (loss) on debt securities	(646)		(766)		(838)		(935)
Cash and due from banks	418		375		363		391
Premises and equipment – net	505		503		501		497
Other assets	776		833		808		810
Total assets	$32,348		$31,511		$31,297		$31,502
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,261.05		$1,284.05		$1,303.05		$1,294.05
Interest checking and money market	14,336	1.45	13,740	1.54	13,902	1.49	13,906	1.52
Certificates of deposit under $100,000	1,016	3.25	992	3.33	985	3.44	992	3.65
Certificates of deposit $100,000 & over	1,389	3.60	1,417	3.71	1,371	3.78	1,364	3.96
Total interest bearing deposits	18,002	1.62	17,433	1.71	17,561	1.67	17,556	1.72
Borrowings:
Federal funds purchased	130	3.92	130	4.34	130	4.37	128	4.37
Securities sold under agreements to repurchase	2,430	2.54	2,520	2.88	2,371	2.85	2,723	2.86
Other borrowings	1.65		2	1.71	3	3.79	1.66
Total borrowings	2,561	2.61	2,652	2.95	2,504	2.93	2,852	2.93
Total interest bearing liabilities	20,563	1.75%	20,085	1.87%	20,065	1.83%	20,408	1.89%
Non-interest bearing deposits	7,592		7,345		7,357		7,299
Other liabilities	396		402		360		422
Equity	3,797		3,679		3,515		3,373
Total liabilities and equity	$32,348		$31,511		$31,297		$31,502
Net interest margin (FTE)	$286		$282		$282		$271
Net yield on interest earning assets		3.60%		3.64%		3.70%		3.56%
(A)    Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.

— AVERAGE RATES AND YIELDS

	Year ended December 31, 2024
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$5,964	5.86%	$5,967	6.17%	$5,979	6.11%	$5,873	6.07%
Real estate – construction and land	1,411	7.75	1,401	8.44	1,472	8.36	1,473	8.40
Real estate – business	3,636	6.01	3,581	6.28	3,666	6.26	3,728	6.26
Real estate – personal	3,047	4.17	3,048	4.10	3,045	4.04	3,031	3.95
Consumer	2,087	6.52	2,129	6.64	2,128	6.56	2,082	6.40
Revolving home equity	351	7.28	336	7.69	326	7.68	322	7.70
Consumer credit card	568	13.60	559	14.01	553	13.96	563	14.11
Overdrafts	6	—	5	—	5	—	8	—
Total loans	17,070	6.11	17,026	6.35	17,174	6.30	17,080	6.27
Loans held for sale	2	7.65	2	6.34	2	7.54	2	7.49
Investment securities:
U.S. government & federal agency obligations	2,459	3.86	1,889	3.68	1,202	5.04	852	2.08
Government-sponsored enterprise obligations	55	2.36	56	2.37	56	2.39	56	2.39
State & municipal obligations(A)	832	2.01	857	2.00	1,070	2.00	1,331	1.97
Mortgage-backed securities	4,905	2.17	5,082	1.95	5,554	2.09	5,902	2.19
Asset-backed securities	1,571	2.99	1,526	2.66	1,786	2.50	2,085	2.39
Other debt securities	221	2.11	225	2.07	365	2.01	503	1.93
Trading debt securities(A)	56	4.26	47	4.52	47	4.95	40	5.30
Equity securities(A)	57	6.58	85	4.44	128	2.82	13	25.64
Other securities(A)	223	5.75	216	6.09	228	13.20	222	13.04
Total investment securities	10,379	2.80	9,983	2.52	10,436	2.75	11,004	2.44
Federal funds sold	1	5.78	—	—	2	6.74	1	6.71
Securities purchased under agreements to resell	566	3.57	475	3.53	304	3.21	341	1.93
Interest earning deposits with banks	2,610	4.78	2,565	5.43	2,100	5.48	1,938	5.48
Total interest earning assets	30,628	4.83	30,051	4.96	30,018	4.98	30,366	4.78
Allowance for credit losses on loans	(160)		(158)		(160)		(162)
Unrealized gain (loss) on debt securities	(896)		(962)		(1,272)		(1,274)
Cash and due from banks	396		362		268		282
Premises and equipment – net	491		481		479		478
Other assets	815		806		903		955
Total assets	$31,274		$30,580		$30,236		$30,645
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$1,281.05		$1,304.07		$1,329.06		$1,334.06
Interest checking and money market	13,680	1.63	13,242	1.74	13,161	1.73	13,215	1.69
Certificates of deposit under $100,000	1,062	3.91	1,056	4.17	1,004	4.22	977	4.20
Certificates of deposit $100,000 & over	1,452	4.24	1,464	4.51	1,493	4.55	1,595	4.56
Total interest bearing deposits	17,475	1.87	17,066	2.00	16,987	1.99	17,121	1.97
Borrowings:
Federal funds purchased	122	4.71	207	5.38	265	5.42	328	5.42
Securities sold under agreements to repurchase	2,446	3.11	2,352	3.56	2,255	3.44	2,512	3.43
Other borrowings	1	3.36	—	4.81	1	3.84	—	—
Total borrowings	2,569	3.18	2,559	3.71	2,521	3.65	2,840	3.66
Total interest bearing liabilities	20,044	2.04%	19,625	2.22%	19,508	2.21%	19,961	2.21%
Non-interest bearing deposits	7,464		7,285		7,298		7,329
Other liabilities	375		405		399		410
Equity	3,391		3,265		3,031		2,945
Total liabilities and equity	$31,274		$30,580		$30,236		$30,645
Net interest margin (FTE)	$269		$265		$265		$251
Net yield on interest earning assets		3.49%		3.50%		3.55%		3.33%
(A)    Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2025	For the Quarter Ended
(In thousands, except per share data)	12/31/2025	9/30/2025	6/30/2025	3/31/2025
Interest income	$373,617	$374,105	$371,636	$364,365
Interest expense	(90,465)	(94,648)	(91,489)	(95,263)
Net interest income	283,152	279,457	280,147	269,102
Non-interest income	166,208	161,511	165,613	158,949
Investment securities gains (losses), net	2,929	7,885	437	(7,591)
Salaries and employee benefits	(162,889)	(157,461)	(155,025)	(153,078)
Other expense	(90,106)	(86,557)	(89,412)	(85,298)
Provision for credit losses	(15,993)	(20,061)	(5,597)	(14,487)
Income before income taxes	183,301	184,774	196,163	167,597
Income taxes	(40,620)	(41,152)	(42,400)	(36,964)
Non-controlling interest (expense) income	(2,019)	(2,104)	(1,284)	959
Net income attributable to Commerce Bancshares, Inc.	$140,662	$141,518	$152,479	$131,592
Net income per common share — basic*	$1.01	$1.01	$1.09	$.93
Net income per common share — diluted*	$1.01	$1.01	$1.09	$.93
Weighted average shares — basic*	137,518	138,955	139,077	139,563
Weighted average shares — diluted*	137,599	139,086	139,212	139,725

Year ended December 31, 2024	For the Quarter Ended
(In thousands, except per share data)	12/31/2024	9/30/2024	6/30/2024	3/31/2024
Interest income	$369,405	$372,068	$369,363	$358,721
Interest expense	(102,758)	(109,717)	(107,114)	(109,722)
Net interest income	266,647	262,351	262,249	248,999
Non-interest income	155,436	159,025	152,244	148,848
Investment securities gains (losses), net	977	3,872	3,233	(259)
Salaries and employee benefits	(153,819)	(153,122)	(149,120)	(151,801)
Other expense	(81,899)	(84,478)	(83,094)	(93,896)
Provision for credit losses	(13,508)	(9,140)	(5,468)	(4,787)
Income before income taxes	173,834	178,508	180,044	147,104
Income taxes	(36,590)	(38,245)	(38,602)	(31,652)
Non-controlling interest (expense) income	(1,136)	(2,256)	(1,889)	(2,789)
Net income attributable to Commerce Bancshares, Inc.	$136,108	$138,007	$139,553	$112,663
Net income per common share — basic*	$.96	$.97	$.98	$.78
Net income per common share — diluted*	$.96	$.97	$.98	$.78
Weighted average shares — basic*	140,185	140,928	141,625	142,269
Weighted average shares — diluted*	140,371	141,115	141,793	142,427

Year ended December 31, 2023	For the Quarter Ended
(In thousands, except per share data)	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Interest income	$362,609	$361,162	$348,663	$308,857
Interest expense	(114,188)	(112,615)	(99,125)	(57,234)
Net interest income	248,421	248,547	249,538	251,623
Non-interest income	144,879	142,949	147,605	137,612
Investment securities gains (losses), net	7,601	4,298	3,392	(306)
Salaries and employee benefits	(147,456)	(146,805)	(145,429)	(144,373)
Other expense	(103,798)	(81,205)	(82,182)	(79,734)
Provision for credit losses	(5,879)	(11,645)	(6,471)	(11,456)
Income before income taxes	143,768	156,139	166,453	153,366
Income taxes	(32,307)	(33,439)	(35,990)	(32,813)
Non-controlling interest (expense) income	(2,238)	(2,104)	(2,674)	(1,101)
Net income attributable to Commerce Bancshares, Inc.	$109,223	$120,596	$127,789	$119,452
Net income per common share — basic*	$.76	$.83	$.89	$.82
Net income per common share — diluted*	$.76	$.83	$.89	$.82
Weighted average shares — basic*	142,781	143,219	143,413	143,550
Weighted average shares — diluted*	142,893	143,335	143,554	143,845
* Restated for the 5% stock dividend distributed in 2025.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment for credit losses related to loans collectively evaluated for impairment

As discussed in Notes 1 and 2 to the consolidated financial statements, the total allowance for credit losses was $179.5 million as of December 31, 2025. The allowance for credit losses on loans and leases is measured on a collective (pool) basis where loans are aggregated into pools based on similar risk characteristics. The Company estimates the collective ACL utilizing average historical loss rates, calculated using historical net charge-offs and outstanding loan balances during a lookback period for each pool. In certain pools, if the Company’s own historical loss rate is not reflective of loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts (forecast adjust loss rate). These adjustments increase or decrease the average historical loss rate to reflect expectations of further losses given a single path economic forecast of key macroeconomic variables. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjustment loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The allowance is further adjusted for certain qualitative factors not included in historical loss rates or the macroeconomic forecast, which include concentrations, changes in portfolio composition and characteristics, underwriting practices, watchlist trends, or significant unique events or conditions.

We identified the assessment of the December 31, 2025 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgement was involved in the assessment due to significant measurement uncertainty. Specifically, this assessment encompassed the evaluation of the conceptual soundness of the average historical loss model used to estimate the collective ACL, including the following key factors and assumptions (1) historical losses, (2) the reasonable and supportable forecast period, and (3) the development and evaluation of qualitative adjustments. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the (1) development and approval of the collective ACL methodology, (2) evaluation of conceptual soundness and performance of the ACL methodology and model, (3) identification and determination of the key factors and assumptions used to estimate the collective ACL, (4) development of qualitative adjustments, and (5) analysis of the collective ACL results, trends, and ratios. We evaluated the Company’s process to develop the collective ACL results by testing certain sources of data, factors, and assumptions, and considered the relevance and reliability of such data, factors, and assumptions. We evaluated whether the historical losses in the Company’s portfolio are representative of the credit characteristics of the current portfolio. We involved credit risk professionals with specialized skills and knowledge, who assisted in:

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

We assessed the sufficiency of the audit evidence obtained related to the Company’s December 31, 2025 collective ACL by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices and potential bias in the accounting estimates.

We have served as the Company’s auditor since 1971.

Kansas City, Missouri
February 24, 2026

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2025	2024
	(In thousands)
ASSETS
Loans	$17,771,263	$17,220,103
Allowance for credit losses on loans	(179,468)	(162,742)
Net loans	17,591,795	17,057,361
Loans held for sale (including $4,028,000 and $2,981,000 of residential mortgage loans carried at fair value at December 31, 2025 and 2024, respectively)	4,329	3,242
Investment securities:
Available for sale debt, at fair value (amortized cost of $9,742,278,000 and $10,127,426,000 at December 31, 2025 and 2024, respectively, and allowance for credit losses of $– at both December 31, 2025 and 2024)	9,095,513	9,136,853
Trading debt	40,080	38,034
Equity	57,354	57,442
Other	230,459	230,051
Total investment securities	9,423,406	9,462,380
Federal funds sold	—	3,000
Securities purchased under agreements to resell	850,000	625,000
Interest earning deposits with banks	2,744,393	2,624,553
Cash and due from banks	803,239	748,357
Premises and equipment – net	485,700	475,275
Goodwill	146,539	146,539
Other intangible assets – net	13,311	13,632
Other assets	852,377	837,288
Total assets	$32,915,089	$31,996,627
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$8,205,711	$8,150,669
Savings, interest checking and money market	15,047,406	14,754,571
Certificates of deposit of less than $100,000	1,023,406	996,721
Certificates of deposit of $100,000 and over	1,363,053	1,391,683
Total deposits	25,639,576	25,293,644
Federal funds purchased and securities sold under agreements to repurchase	2,989,641	2,926,758
Other borrowings	12,798	56
Other liabilities	458,302	443,694
Total liabilities	29,100,317	28,664,152
Commerce Bancshares, Inc. shareholders’ equity:
Common stock, $5 par value Authorized 190,000,000 shares at both December 31, 2025 and December 31, 2024; issued 138,588,701 shares at December 31, 2025 and 135,210,812 shares at December 31, 2024	692,944	676,054
Capital surplus	3,522,292	3,395,645
Retained earnings	131,826	45,494
Treasury stock of 876,521 shares at December 31, 2025 and 784,203 shares at December 31, 2024, at cost	(48,001)	(48,401)
Accumulated other comprehensive income (loss)	(507,690)	(758,911)
Total Commerce Bancshares, Inc. shareholders’ equity	3,791,371	3,309,881
Non-controlling interest	23,401	22,594
Total equity	3,814,772	3,332,475
Total liabilities and equity	$32,915,089	$31,996,627
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2025	2024	2023
INTEREST INCOME
Interest and fees on loans	$1,036,491	$1,062,771	$984,397
Interest on loans held for sale	131	165	583
Interest on investment securities	310,181	271,774	278,755
Interest on federal funds sold	31	49	659
Interest on securities purchased under agreements to resell	33,090	13,358	13,649
Interest on deposits with banks	103,799	121,440	103,248
Total interest income	1,483,723	1,469,557	1,381,291
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	210,308	226,876	146,392
Certificates of deposit of less than $100,000	34,032	42,226	38,690
Certificates of deposit of $100,000 and over	52,086	67,060	61,057
Interest on federal funds purchased	5,518	12,221	25,265
Interest on securities sold under agreements to repurchase	69,884	80,908	73,164
Interest on other borrowings	37	20	38,594
Total interest expense	371,865	429,311	383,162
Net interest income	1,111,858	1,040,246	998,129
Provision for credit losses	56,138	32,903	35,451
Net interest income after credit losses	1,055,720	1,007,343	962,678
NON-INTEREST INCOME
Trust fees	232,700	214,430	190,954
Bank card transaction fees	184,267	189,784	191,156
Deposit account charges and other fees	108,246	100,336	90,992
Consumer brokerage services	22,051	18,141	17,223
Capital market fees	20,655	19,776	14,100
Loan fees and sales	13,882	12,890	11,165
Other	70,480	60,196	57,455
Total non-interest income	652,281	615,553	573,045
INVESTMENT SECURITIES GAINS (LOSSES), NET	3,660	7,823	14,985
NON-INTEREST EXPENSE
Salaries and employee benefits	628,453	607,862	584,063
Data processing and software	133,970	127,390	118,758
Net occupancy	54,320	53,223	53,629
Professional and other services	48,856	35,077	36,198
Marketing	24,688	22,353	24,511
Equipment	21,508	20,619	19,548
Supplies and communication	19,686	19,291	19,420
Deposit insurance	10,049	16,482	33,163
Other	38,296	48,932	41,692
Total non-interest expense	979,826	951,229	930,982
Income before income taxes	731,835	679,490	619,726
Less income taxes	161,136	145,089	134,549
Net income	570,699	534,401	485,177
Less non-controlling interest expense (income)	4,448	8,070	8,117
Net income attributable to Commerce Bancshares, Inc.	$566,251	$526,331	$477,060
Net income per common share - basic	$4.04	$3.69	$3.30
Net income per common share - diluted	$4.04	$3.69	$3.30
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31
(In thousands)	2025	2024	2023
Net income	$570,699	$534,401	$485,177
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on other securities	257,855	172,075	209,914
Change in pension loss	2,436	1,537	3,590
Unrealized gains (losses) on cash flow hedge derivatives	(9,070)	(41,111)	(18,052)
Other comprehensive income (loss), net of tax	251,221	132,501	195,452
Comprehensive income (loss)	821,920	666,902	680,629
Less non-controlling interest (income) loss	4,448	8,070	8,117
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$817,472	$658,832	$672,512
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance at December 31, 2022	$629,319	$2,932,959	$31,620	$(41,743)	$(1,086,864)	$16,286	$2,481,577
Net income			477,060			8,117	485,177
Other comprehensive income (loss)					195,452		195,452
Distributions to non-controlling interest						(4,235)	(4,235)
Purchases of treasury stock				(76,890)			(76,890)
Sale of non-controlling interest of subsidiary		54				(54)	—
Cash dividends paid on common stock ($.933 per share)			(134,734)				(134,734)
Stock-based compensation		17,052					17,052
Issuance under stock purchase and equity compensation plans		(21,732)		23,439			1,707
5% stock dividend, net	26,003	234,289	(320,763)	59,595			(876)
Balance at December 31, 2023	655,322	3,162,622	53,183	(35,599)	(891,412)	20,114	2,964,230
Net income			526,331			8,070	534,401
Other comprehensive income (loss)					132,501		132,501
Distributions to non-controlling interest						(5,590)	(5,590)
Purchases of treasury stock				(171,407)			(171,407)
Cash dividends paid on common stock ($.980 per share)			(139,503)				(139,503)
Stock-based compensation		17,031					17,031
Issuance under stock purchase and equity compensation plans		(23,816)		25,514			1,698
5% stock dividend, net	20,732	239,808	(394,517)	133,091			(886)
Balance at December 31, 2024	676,054	3,395,645	45,494	(48,401)	(758,911)	22,594	3,332,475
Net income			566,251			4,448	570,699
Other comprehensive income (loss)					251,221		251,221
Distributions to non-controlling interest						(3,641)	(3,641)
Purchases of treasury stock				(207,967)			(207,967)
Cash dividends paid on common stock ($1.048 per share)			(146,596)				(146,596)
Stock-based compensation		17,272					17,272
Issuance under stock purchase and equity compensation plans		(18,081)		19,937			1,856
5% stock dividend, net	16,890	127,456	(333,323)	188,430			(547)
Balance at December 31, 2025	$692,944	$3,522,292	$131,826	$(48,001)	$(507,690)	$23,401	$3,814,772
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$570,699	$534,401	$485,177
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	56,138	32,903	35,451
Depreciation and amortization	56,501	54,076	49,513
Amortization of investment security premiums, net	(18,308)	(839)	17,666
Deferred income tax (benefit) expense	11,555	(591)	(7,399)
Investment securities (gains) losses, net (A)	(3,660)	(7,823)	(14,985)
Net (gains) losses on sales of loans held for sale	(2,929)	(2,326)	(1,026)
Proceeds from sales of loans held for sale	129,670	107,456	58,946
Originations of loans held for sale	(128,743)	(104,974)	(57,424)
Net (increase) decrease in trading securities, excluding unsettled transactions	(15,321)	(18,466)	28,478
Purchase of interest rate floors	—	—	(54,449)
Stock-based compensation	17,272	17,031	17,052
(Increase) decrease in interest receivable	(11,025)	(5,362)	(5,986)
Increase (decrease) in interest payable	8,681	(23,856)	46,650
Increase (decrease) in income taxes payable	(22,625)	12,215	4,586
Other changes, net	(2,769)	(15,986)	(113,481)
Net cash provided by (used in) operating activities	645,136	577,859	488,769
INVESTING ACTIVITIES
Cash paid in acquisition, net of cash received	—	—	(6,365)
Distributions received from equity-method investment	—	—	1,434
Proceeds from sales of investment securities (A)	85,956	1,295,587	1,141,949
Proceeds from maturities/pay downs of investment securities (A)	1,774,612	2,133,113	1,935,552
Purchases of investment securities (A)	(1,451,271)	(2,677,996)	(246,286)
Net (increase) decrease in loans	(594,019)	(54,675)	(933,736)
Securities purchased under agreements to resell	(350,000)	(500,000)	—
Repayments of securities purchased under agreements to resell	125,000	325,000	375,000
Purchases of premises and equipment	(52,748)	(46,133)	(88,074)
Sales of premises and equipment	100	8,891	4,358
Net cash provided by (used in) investing activities	(462,370)	483,787	2,183,832
FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	273,085	413,329	(2,612,412)
Net increase (decrease) in certificates of deposit	(1,945)	(487,286)	1,881,587
Net increase (decrease) in federal funds purchased and short-term securities sold under agreements to repurchase	62,883	17,943	67,081
FHLB short-term borrowings	—	—	2,250,000
Repayments of FHLB borrowings	—	—	(2,250,000)
Net increase (decrease) in other borrowings	12,742	(1,348)	(8,268)
Purchases of treasury stock	(207,567)	(170,470)	(76,370)
Cash dividends paid on common stock and distributions to non-controlling interest	(150,237)	(145,093)	(134,734)
Other, net	(4)	(12)	(3)
Net cash provided by (used in) financing activities	(11,043)	(372,937)	(883,119)
Increase (decrease) in cash, cash equivalents and restricted cash	171,723	688,709	1,789,482
Cash, cash equivalents and restricted cash at beginning of year	3,375,992	2,687,283	897,801
Cash, cash equivalents and restricted cash at end of year	$3,547,715	$3,375,992	$2,687,283
Interest paid on deposits and borrowings	363,184	453,167	336,512
Loans transferred to foreclosed real estate	2,172	1,184	322
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations
Commerce Bancshares, Inc. and its subsidiaries (the Company) conducts its principal activities from approximately 236 branch and ATM locations, primarily throughout Missouri, Kansas, Illinois, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, trust, and private banking services. The Company also maintains offices in Dallas, Houston, Cincinnati, Nashville, Des Moines, Indianapolis, and Grand Rapids that support customers in its commercial and/or wealth segments and operates a commercial payments business with sales representatives covering the continental U.S.

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

Cash, Cash Equivalents and Restricted Cash
In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Federal funds sold", "Securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets. Restricted cash is comprised of cash collateral on deposit with another financial institution to secure interest rate swap transactions. Restricted cash is included in other assets in the consolidated balance sheets and totaled $83 thousand and $82 thousand at December 31, 2025 and 2024, respectively.

During 2020, the Federal Reserve System, which historically required the Bank to maintain cash balances at the Federal Reserve Bank, reduced the reserve requirement ratios to zero percent effective March 26, 2020. Other interest earning cash balances held at the Federal Reserve Bank totaled $2.7 billion at December 31, 2025.

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

Investments in Debt and Equity Securities
The majority of the Company's investment portfolio is comprised of debt securities that are classified as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value. Changes in fair value are reported in other comprehensive income (loss), a component of shareholders' equity. Securities are periodically evaluated for credit losses in accordance with the guidance provided in Accounting Standards Codification (ASC) 326. Further discussion of this evaluation is provided in "Allowance for Credit Losses on Available for Sale Debt Securities" below. Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in investment securities gains (losses), net, in the consolidated statements of income. Purchase premiums and discounts are amortized to interest income using a level yield method over the estimated lives of the securities. For certain callable debt securities purchased at a premium, the amortization is recorded to the earliest call date. For mortgage and asset-backed securities, prepayment experience is evaluated quarterly to determine if a change in a bond's estimated remaining life is necessary. A corresponding adjustment is then made in the related amortization of premium or discount accretion.

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

The Company adopted ASU 2023-09 “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures” for the year ended December 31, 2025. The amendments required additional disclosures regarding the rate reconciliation and income taxes paid and adoption did not have a material impact on the Company’s financial statements. The Company adopted this Update on a retrospective basis.

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

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s nonvested stock awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2025.

2. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at December 31, 2025 and 2024 are as follows:

(In thousands)	2025	2024
Commercial:
Business	$6,439,380	$6,053,820
Real estate — construction and land	1,438,012	1,409,901
Real estate — business	3,674,567	3,661,218
Personal Banking:
Real estate — personal	3,053,435	3,058,195
Consumer	2,196,822	2,073,123
Revolving home equity	375,159	356,650
Consumer credit card	589,694	595,930
Overdrafts	4,194	11,266
Total loans (1)	$17,771,263	$17,220,103
(1) Accrued interest receivable totaled $74.4 million and $70.6 million at December 31, 2025 and 2024, respectively, and was included within other assets on the consolidated balance sheets. For the year ended December 31, 2025, the Company wrote-off accrued interest by reversing interest income of $315 thousand and $6.3 million in the Commercial and Personal Banking portfolios, respectively. For the year ended December 31, 2024, the Company wrote-off accrued interest by reversing interest income of $548 thousand and $6.1 million in the Commercial and Personal Banking portfolios, respectively.

Loans to directors and executive officers of the Parent and the Bank, and to their affiliates, are summarized as follows:

(In thousands)
Balance at January 1, 2025	$38,859
Additions	58,105
Amounts collected	(18,340)
Amounts written off	—
Balance at December 31, 2025	$78,624

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. The activity in the table above includes draws and repayments on several lines of credit with business entities. There were no outstanding loans at December 31, 2025 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Kansas, Illinois and other nearby states including Oklahoma, Colorado, Iowa, Ohio, and Texas. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring procedures. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from one to seven years. Collateral is commonly required and would include such assets as marketable securities, cash equivalent assets, accounts receivable, inventory, equipment, other forms of personal property, and real estate. At December 31, 2025, unfunded loan commitments totaled $15.8 billion (which included $6.1 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2025, loans totaling $2.6 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.8 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases to commercial and industrial and tax-exempt entities of $864.9 million and $879.6 million at December 31, 2025 and 2024, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $97.1 million and $102.5 million at December 31, 2025 and 2024, respectively.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at December 31, 2025 and 2024 are discussed below.

Key Assumption	December 31, 2025	December 31, 2024

Overall economic forecast	•Increased GDP due to expected increases in consumer spending •Stable unemployment •Higher rates and volatility are expected to continue	•The US economy will continue to grow •Expansionary fiscal policy and less immigration cause the labor market to tighten, pushing the unemployment rate lower
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables
•Unemployment rate ranges from 4.3% to 4.5% during the reasonable and supportable forecast period
•Real GDP growth ranges from 2.1% to 2.8%
•Housing Price Index from 324.9 to 329.7
•Commercial Real Estate Price Index from 292.5 to 305.6
•CPI inflation rate from 2.1% to 2.6%

•Unemployment rate ranges from 4.2% to 4.3% during the reasonable and supportable forecast period
•Real GDP growth ranges from 2.5% to 2.7%
•BBB corporate yield from 5.2% to 5.3%
•Housing Price Index from 324.8 to 335.4

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.7% to 24.7% for most loan pools •Consumer credit cards 66.9%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.9% to 23.1% for most loan pools •Consumer credit cards 66.5%
Qualitative factors
Added qualitative factors related to:
•Changes in the composition of the loan portfolios
•Certain industries experiencing stress or emerging concerns within the portfolio
•Loans downgraded to special mention, substandard, or non-accrual status
•Auto, other vehicle and other consumer portfolios loss expectation adjustment
•Certain portfolios where the model assumptions do not capture all identified loss risk

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

The current forecast includes projections on inflation, labor market trends, Federal Reserve monetary policy, business growth and consumer spending. Economic, political, and social developments regionally, nationally, and even globally could significantly modify economic projections used in the estimation of the allowance for credit losses. Uncertainty around increased unemployment and other negative economic trends is heightened.

Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types and may have offsetting impacts to other changing variables and inputs.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments during the years ended December 31, 2025 and 2024 follows:

	For the Year Ended December 31
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance December 31, 2024	$106,769	$55,973	$162,742
Provision for credit losses on loans	11,567	45,846	57,413
Deductions:
Loans charged off	2,545	47,495	50,040
Less recoveries on loans	1,074	8,279	9,353
Net loan charge-offs (recoveries)	1,471	39,216	40,687
Balance December 31, 2025	$116,865	$62,603	$179,468
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance December 31, 2024	$17,887	$1,048	$18,935
Provision for credit losses on unfunded lending commitments	(1,348)	73	(1,275)
Balance December 31, 2025	$16,539	$1,121	$17,660
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$133,404	$63,724	$197,128

ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at December 31, 2023	$108,201	$54,194	$162,395
Provision for credit losses on loans	(444)	39,658	39,214
Deductions:
Loans charged off	2,035	45,236	47,271
Less recoveries on loans	1,047	7,357	8,404
Net loan charge-offs (recoveries)	988	37,879	38,867
Balance December 31, 2024	$106,769	$55,973	$162,742
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at December 31, 2023	$23,909	$1,337	$25,246
Provision for credit losses on unfunded lending commitments	(6,022)	(289)	(6,311)
Balance December 31, 2024	$17,887	$1,048	$18,935
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$124,656	$57,021	$181,677

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2025 and 2024.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2025
Commercial:
Business	$6,437,476	$1,241	$540	$123	$6,439,380
Real estate – construction and land	1,437,727	285	—	—	1,438,012
Real estate – business	3,636,517	23,265	—	14,785	3,674,567
Personal Banking:
Real estate – personal	3,021,212	19,450	11,931	842	3,053,435
Consumer	2,165,109	28,269	3,444	—	2,196,822
Revolving home equity	373,245	1,493	421	—	375,159
Consumer credit card	573,698	7,673	8,323	—	589,694
Overdrafts	3,787	407	—	—	4,194
Total	$17,648,771	$82,083	$24,659	$15,750	$17,771,263
December 31, 2024
Commercial:
Business	$6,051,654	$1,501	$564	$101	$6,053,820
Real estate – construction and land	1,409,681	—	—	220	1,409,901
Real estate – business	3,640,643	5,621	—	14,954	3,661,218
Personal Banking:
Real estate – personal	3,021,017	25,267	10,885	1,026	3,058,195
Consumer	2,029,115	40,398	3,610	—	2,073,123
Revolving home equity	351,056	2,798	819	1,977	356,650
Consumer credit card	579,670	7,622	8,638	—	595,930
Overdrafts	10,953	313	—	—	11,266
Total	$17,093,789	$83,520	$24,516	$18,278	$17,220,103

At December 31, 2025 the Company had no non-accrual loans that had allowance for credit loss, compared to $2.0 million at December 31, 2024. The Company did not record any interest income on non-accrual loans during the years ended December 31, 2025 and 2024.

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

The risk category of loans in the Commercial portfolio as of December 31, 2025 and 2024 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2025
Business
Risk Rating:
Pass	$1,704,299	$847,973	$568,361	$416,732	$252,398	$336,662	$2,129,247	$6,255,672
Special mention	13,410	4,149	2,661	1,536	893	1,375	47,568	71,592
Substandard	96	619	4,713	15,957	4,016	519	86,073	111,993
Non-accrual	—	49	32	42	—	—	—	123
Total Business:	$1,717,805	$852,790	$575,767	$434,267	$257,307	$338,556	$2,262,888	$6,439,380
Gross write-offs for the year ended December 31, 2025	$—	$389	$116	$165	$2	$10	$1,423	$2,105
Real estate-construction
Risk Rating:
Pass	$450,046	$283,778	$379,456	$239,314	$3,857	$2,860	$18,109	$1,377,420
Special mention	14,104	—	—	—	—	—	—	14,104
Substandard	—	—	2,365	25,875	18,248	—	—	46,488
Total Real estate-construction:	$464,150	$283,778	$381,821	$265,189	$22,105	$2,860	$18,109	$1,438,012
Gross write-offs for the year ended December 31, 2025	$—	$40	$—	$—	$—	$—	$—	$40
Real estate- business
Risk Rating:
Pass	$1,334,661	$426,130	$309,409	$462,953	$359,933	$389,275	$166,209	$3,448,570
Special mention	58,905	27,423	3,572	12,221	965	1,965	31	105,082
Substandard	—	1,884	6,646	26,960	13,423	50,821	6,396	106,130
Non-accrual	—	—	—	124	153	14,508	—	14,785
Total Real-estate business:	$1,393,566	$455,437	$319,627	$502,258	$374,474	$456,569	$172,636	$3,674,567
Gross write-offs for the year ended December 31, 2025	$—	$—	$400	$—	$—	$—	$—	$400
Commercial loans
Risk Rating:
Pass	$3,489,006	$1,557,881	$1,257,226	$1,118,999	$616,188	$728,797	$2,313,565	$11,081,662
Special mention	86,419	31,572	6,233	13,757	1,858	3,340	47,599	190,778
Substandard	96	2,503	13,724	68,792	35,687	51,340	92,469	264,611
Non-accrual	—	49	32	166	153	14,508	—	14,908
Total Commercial loans:	$3,575,521	$1,592,005	$1,277,215	$1,201,714	$653,886	$797,985	$2,453,633	$11,551,959
Gross write-offs for the year ended December 31, 2025	$—	$429	$516	$165	$2	$10	$1,423	$2,545

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
Business
Risk Rating:
Pass	$1,505,299	$956,449	$596,681	$405,669	$148,483	$350,106	$1,887,596	$5,850,283
Special mention	13,576	7,978	8,941	4,155	263	2,065	34,997	71,975
Substandard	2,218	5,596	19,145	5,069	928	10,086	88,419	131,461
Non-accrual	1	47	1	—	—	52	—	101
Total Business:	$1,521,094	$970,070	$624,768	$414,893	$149,674	$362,309	$2,011,012	$6,053,820
Gross write-offs for the year ended December 31, 2024	$200	$275	$40	$53	$—	$18	$1,387	$1,973
Real estate-construction
Risk Rating:
Pass	$419,562	$442,720	$451,606	$53,462	$3,143	$2,450	$34,075	$1,407,018
Substandard	—	2,663	—	—	—	—	—	2,663
Non-accrual	220	—	—	—	—	—	—	220
Total Real estate-construction:	$419,782	$445,383	$451,606	$53,462	$3,143	$2,450	$34,075	$1,409,901
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Real estate- business
Risk Rating:
Pass	$755,498	$604,936	$753,023	$448,041	$363,717	$368,350	$129,868	$3,423,433
Special mention	324	—	12,383	12,524	1,643	298	—	27,172
Substandard	1,280	23,420	36,657	18,429	4,416	104,382	7,075	195,659
Non-accrual	—	—	170	—	14,668	116	—	14,954
Total Real-estate business:	$757,102	$628,356	$802,233	$478,994	$384,444	$473,146	$136,943	$3,661,218
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$62	$—	$62
Commercial loans
Risk Rating:
Pass	$2,680,359	$2,004,105	$1,801,310	$907,172	$515,343	$720,906	$2,051,539	$10,680,734
Special mention	13,900	7,978	21,324	16,679	1,906	2,363	34,997	99,147
Substandard	3,498	31,679	55,802	23,498	5,344	114,468	95,494	329,783
Non-accrual	221	47	171	—	14,668	168	—	15,275
Total Commercial loans:	$2,697,978	$2,043,809	$1,878,607	$947,349	$537,261	$837,905	$2,182,030	$11,124,939
Gross write-offs for the year ended December 31, 2024	$200	$275	$40	$53	$—	$80	$1,387	$2,035

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of December 31, 2025 and 2024 below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2025
Real estate-personal
Current to 90 days past due	$386,816	$312,902	$335,950	$360,793	$438,586	$1,196,850	$8,765	$3,040,662
Over 90 days past due	—	570	1,581	3,581	1,820	4,379	—	11,931
Non-accrual	—	—	—	—	102	740	—	842
Total Real estate-personal:	$386,816	$313,472	$337,531	$364,374	$440,508	$1,201,969	$8,765	$3,053,435
Gross write-offs for the year ended December 31, 2025	$—	$47	$65	$416	$48	$29	$—	$605
Consumer
Current to 90 days past due	$520,170	$242,791	$237,779	$132,942	$93,343	$62,726	$903,627	$2,193,378
Over 90 days past due	187	387	406	276	117	195	1,876	3,444
Total Consumer:	$520,357	$243,178	$238,185	$133,218	$93,460	$62,921	$905,503	$2,196,822
Gross write-offs for the year ended December 31, 2025	$894	$3,862	$2,948	$1,705	$720	$359	$2,032	$12,520
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$374,738	$374,738
Over 90 days past due	—	—	—	—	—	—	421	421
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$375,159	$375,159
Gross write-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$15	$15
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$581,371	$581,371
Over 90 days past due	—	—	—	—	—	—	8,323	8,323
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$589,694	$589,694
Gross write-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$31,833	$31,833
Overdrafts
Current to 90 days past due	$4,194	$—	$—	$—	$—	$—	$—	$4,194
Total Overdrafts:	$4,194	$—	$—	$—	$—	$—	$—	$4,194
Gross write-offs for the year ended December 31, 2025	$2,522	$—	$—	$—	$—	$—	$—	$2,522
Personal banking loans
Current to 90 days past due	$911,180	$555,693	$573,729	$493,735	$531,929	$1,259,576	$1,868,501	$6,194,343
Over 90 days past due	187	957	1,987	3,857	1,937	4,574	10,620	24,119
Non-accrual	—	—	—	—	102	740	—	842
Total Personal banking loans:	$911,367	$556,650	$575,716	$497,592	$533,968	$1,264,890	$1,879,121	$6,219,304
Gross write-offs for the year ended December 31, 2025	$3,416	$3,909	$3,013	$2,121	$768	$388	$33,880	$47,495

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
Real estate-personal
Current to 90 days past due	$387,119	$387,486	$404,680	$482,733	$637,115	$736,217	$10,934	$3,046,284
Over 90 days past due	665	892	1,431	1,890	3,180	2,827	—	10,885
Non-accrual	—	8	—	108	—	910	—	1,026
Total Real estate-personal:	$387,784	$388,386	$406,111	$484,731	$640,295	$739,954	$10,934	$3,058,195
Gross write-offs for the year ended December 31, 2024	$—	$82	$115	$83	$—	$22	$—	$302
Consumer
Current to 90 days past due	$418,902	$369,855	$228,189	$165,030	$72,314	$49,890	$765,333	$2,069,513
Over 90 days past due	465	584	406	213	47	367	1,528	3,610
Total Consumer:	$419,367	$370,439	$228,595	$165,243	$72,361	$50,257	$766,861	$2,073,123
Gross write-offs for the year ended December 31, 2024	$1,438	$3,109	$2,859	$1,308	$540	$255	$2,309	$11,818
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$353,854	$353,854
Over 90 days past due	—	—	—	—	—	—	819	819
Non-accrual	—	—	—	—	—	—	1,977	$1,977
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$356,650	$356,650
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$587,292	$587,292
Over 90 days past due	—	—	—	—	—	—	8,638	8,638
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$595,930	$595,930
Gross write-offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$30,427	$30,427
Overdrafts
Current to 90 days past due	$11,266	$—	$—	$—	$—	$—	$—	$11,266
Total Overdrafts:	$11,266	$—	$—	$—	$—	$—	$—	$11,266
Gross write-offs for the year ended December 31, 2024	$2,689	$—	$—	$—	$—	$—	$—	$2,689
Personal banking loans
Current to 90 days past due	$817,287	$757,341	$632,869	$647,763	$709,429	$786,107	$1,717,413	$6,068,209
Over 90 days past due	1,130	1,476	1,837	2,103	3,227	3,194	10,985	23,952
Non-accrual	—	8	—	108	—	910	1,977	3,003
Total Personal banking loans:	$818,417	$758,825	$634,706	$649,974	$712,656	$790,211	$1,730,375	$6,095,164
Gross write-offs for the year ended December 31, 2024	$4,127	$3,191	$2,974	$1,391	$540	$277	$32,736	$45,236

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
(In thousands)	Real Estate	Total	Real Estate	Total
Commercial:
Real estate - business	$14,508	$14,508	$14,667	$14,667
Personal Banking:
Revolving home equity	—	—	1,977	1,977
Total	$14,508	$14,508	$16,644	$16,644
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

The following tables present the amortized cost at December 31, 2025 of loans that were modified during the year ended December 31, 2025 and the amortized cost at December 31, 2024 of loans that were modified during the year ended December 31, 2024.

	For the Year Ended December 31, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
December 31, 2025
Commercial:
Business	$82,057	$—	$—	$—	$—	$82,057	1.3%
Real estate – construction and land	18,258	—	—	—	—	18,258	1.3
Real estate – business	65,684	—	—	—	—	65,684	1.8
Personal Banking:
Real estate – personal	30	9,833	—	—	—	9,863	0.3
Consumer	—	89	85	—	—	174	—
Consumer credit card	—	—	2,955	—	—	2,955	0.5
Total	$166,029	$9,922	$3,040	$—	$—	$178,991	1.0%

	For the Year Ended December 31, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Other	Total	% of Total Loan Category
December 31, 2024
Commercial:
Business	$48,002	$—	$—	$—	$—	$48,002	0.8%
Real estate – business	121,183	—	—	—	—	121,183	3.3
Personal Banking:
Real estate – personal	—	9,023	—	—	—	9,023	0.3
Consumer	—	716	96	—	66	878	—
Consumer credit card	—	—	3,177	—	—	3,177	0.5
Total	$169,185	$9,739	$3,273	$—	$66	$182,263	1.1%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the years ended December 31, 2025 and December 31, 2024.

Term Extension
	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Commercial:
Business	Extended maturity by a weighted average of 11 months.	Extended maturity by a weighted average of 7 months.
Real estate – construction and land	Extended maturity by a weighted average of 3 months.	—
Real estate – business	Extended maturity by a weighted average of 22 months.	Extended maturity by a weighted average of 10 months.
Personal Banking:
Real estate – personal	Extended maturity by 9 months.	—

Payment Delay
	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 25 years.	Deferred certain payments by a weighted average of 16 years.
Consumer	Deferred certain payments by a weighted average of 8 years.	Deferred certain payments by 19 years.

Interest Rate Reduction
	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Personal Banking:
Consumer	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.
Consumer credit card	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.

The Company had commitments of $11.4 million and $14.9 million at December 31, 2025 and December 31, 2024, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at December 31, 2025 of loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2025 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at December 31, 2024 of loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2024 and had been modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Year Ended December 31, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total
December 31, 2025
Commercial:
Real estate – business	$14,508	$—	$—	$14,508
Personal Banking:
Real estate – personal	—	2,587	—	2,587
Consumer	—	35	25	60
Consumer credit card	—	—	470	470
Total	$14,508	$2,622	$495	$17,625

	For the Year Ended December 31, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total
December 31, 2024
Commercial:
Real estate – business	$14,668	$—	$—	$14,668
Personal Banking:
Real estate – personal	—	3,818	—	3,818
Consumer	—	—	23	23
Consumer credit card	—	—	595	595
Total	$14,668	$3,818	$618	$19,104

The following tables present the amortized cost basis at December 31, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months, as well as the amortized cost basis at December 31, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
December 31, 2025
Commercial:
Business	$82,057	$—	$—	$82,057
Real estate – construction and land	18,258	—	—	18,258
Real estate – business	51,176	—	14,508	65,684
Personal Banking:
Real estate – personal	5,124	3,633	1,106	9,863
Consumer	120	18	36	174
Consumer credit card	2,230	514	211	2,955
Total	$158,965	$4,165	$15,861	$178,991

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
December 31, 2024
Commercial:
Business	$47,958	$44	$—	$48,002
Real estate – business	106,516	—	14,667	121,183
Personal Banking:
Real estate – personal	4,484	2,613	1,926	9,023
Consumer	856	17	5	878
Consumer credit card	2,519	430	228	3,177
Total	$162,333	$3,104	$16,826	$182,263

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 19. The loans are primarily sold to FNMA and FHLMC. At December 31, 2025, the fair value of these loans was $4.0 million, and the unpaid principal balance was $4.0 million.

At December 31, 2025, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $1.2 million and $343 thousand at December 31, 2025 and 2024, respectively, and included in those amounts were $1.0 million and $343 thousand of foreclosed residential real estate properties held as a result of obtaining physical possession at December 31, 2025 and December 31, 2024, respectively. Personal property acquired in repossession, generally autos, marine and recreational vehicles (RV), totaled $2.3 million and $2.2 million at December 31, 2025 and 2024, respectively. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

3. Investment Securities
Investment securities consisted of the following at December 31, 2025 and 2024:

(In thousands)	2025	2024
Available for sale debt securities	$9,095,513	$9,136,853
Trading debt securities	40,080	38,034
Equity securities:
Readily determinable fair value	47,551	48,359
No readily determinable fair value	9,803	9,083
Other:
Federal Reserve Bank stock	35,918	35,545
Federal Home Loan Bank stock	10,198	10,120
Private equity investments	184,343	184,386
Total investment securities (1)	$9,423,406	$9,462,380
(1) Accrued interest receivable totaled $42.0 million and $35.0 million at December 31, 2025 and December 31, 2024, respectively, and was included within other assets on the consolidated balance sheet.

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

As a result of the exchange, the Company elected the measurement alternative approach for its Visa Class C common stock and marked the stock to fair value, recording a gain based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock. During the second quarter of 2024, the Company sold 436 thousand shares of Visa Class A common stock at an average price of $274.91, resulting in proceeds of $119.8 million. During the third quarter of 2024, the Company sold 218 thousand Visa Class A shares at an average price of $260.56, resulting in proceeds of $56.8 million. During the second and third quarters of 2024, the Company sold all of the Visa Class C shares it received from the Visa Exchange Offer. The Company’s Visa Class B-2 common stock will continue to be carried at cost of $0 as the Company elected the measurement alternative approach for these shares as well, and there are not observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa Class B-2 shares held by the Company.

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

A summary of the available for sale debt securities by maturity groupings as of December 31, 2025 is shown below. In the table below, the weighted average yield for the year ended December 31, 2025 is calculated based on amortized cost and has not been tax equated.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
Within 1 year	$389,021	$389,986	3.85	*%
After 1 but within 5 years	1,779,346	1,792,019	3.46	*
After 5 but within 10 years	982,623	989,466	3.71	*
After 10 years	106,571	107,629	4.50	*
Total U.S. government and federal agency obligations	3,257,561	3,279,100	3.61	*
Government-sponsored enterprise obligations:
After 1 but within 5 years	4,306	4,112	2.94
After 5 but within 10 years	30,824	26,547	2.46
After 10 years	19,821	14,053	2.12
Total government-sponsored enterprise obligations	54,951	44,712	2.37
State and municipal obligations:
Within 1 year	51,754	51,339	1.91
After 1 but within 5 years	415,328	397,576	1.79
After 5 but within 10 years	141,134	126,470	1.79
After 10 years	106,821	89,348	2.14
Total state and municipal obligations	715,037	664,733	1.85
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,786,811	3,223,105	2.11
Non-agency mortgage-backed securities	467,200	435,688	2.22
Asset-backed securities	1,269,503	1,262,045	3.78
Total mortgage and asset-backed securities	5,523,514	4,920,838	2.50
Other debt securities:
Within 1 year	22,425	22,278	1.67
After 1 but within 5 years	61,522	57,611	1.76
After 5 but within 10 years	83,331	82,357	4.08
After 10 years	23,937	23,884	3.48
Total other debt securities	191,215	186,130	2.98%
Total available for sale debt securities	$9,742,278	$9,095,513
* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $419.4 million, at fair value, at December 31, 2025. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At December 31, 2025, the fair value of securities on this watch list was $896.7 million compared to $1.6 billion at

December 31, 2024. Almost all of the securities included on the Company's watch list were experiencing unrealized loss positions due to the significant increase in interest rates and were analyzed outside of the cash flow model. At December 31, 2025, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of December 31, 2025, the Company did not identify any securities for which a credit loss exists, and for the years ended December 31, 2025 and 2024, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at December 31, 2025 and 2024. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At December 31, 2025, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. government and federal agency obligations	$612,167	$2,620	$314,006	$8,244	$926,173	$10,864
Government-sponsored enterprise obligations	—	—	44,712	10,239	44,712	10,239
State and municipal obligations	12,157	18	636,492	50,323	648,649	50,341
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,437	30	3,148,627	565,056	3,151,064	565,086
Non-agency mortgage-backed securities	—	—	421,508	31,942	421,508	31,942
Asset-backed securities	32,875	36	546,984	16,925	579,859	16,961
Total mortgage and asset-backed securities	35,312	66	4,117,119	613,923	4,152,431	613,989
Other debt securities	—	—	110,038	6,661	110,038	6,661
Total	$659,636	$2,704	$5,222,367	$689,390	$5,882,003	$692,094
December 31, 2024
U.S. government and federal agency obligations	$1,492,875	$24,662	$353,129	$17,197	$1,846,004	$41,859
Government-sponsored enterprise obligations	—	—	42,848	12,576	42,848	12,576
State and municipal obligations	14,860	230	724,587	79,685	739,447	79,915
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,882	42	3,409,405	750,664	3,413,287	750,706
Non-agency mortgage-backed securities	10	—	564,637	56,986	564,647	56,986
Asset-backed securities	219,414	2,371	1,083,938	36,824	1,303,352	39,195
Total mortgage and asset-backed securities	223,306	2,413	5,057,980	844,474	5,281,286	846,887
Other debt securities	26,390	579	198,936	12,718	225,326	13,297
Total	$1,757,431	$27,884	$6,377,480	$966,650	$8,134,911	$994,534

The entire available for sale debt securities portfolio included $5.9 billion of securities that were in a loss position at December 31, 2025, compared to $8.1 billion at December 31, 2024. The total amount of unrealized loss on these securities was $692.1 million at December 31, 2025, a decrease of $302.4 million compared to the unrealized loss at December 31, 2024. Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at December 31, 2025 and 2024 and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
U.S. government and federal agency obligations	$3,257,561	$32,403	$(10,864)	$—	$3,279,100
Government-sponsored enterprise obligations	54,951	—	(10,239)	—	44,712
State and municipal obligations	715,037	37	(50,341)	—	664,733
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,786,811	1,380	(565,086)	—	3,223,105
Non-agency mortgage-backed securities	467,200	430	(31,942)	—	435,688
Asset-backed securities	1,269,503	9,503	(16,961)	—	1,262,045
Total mortgage and asset-backed securities	5,523,514	11,313	(613,989)	—	4,920,838
Other debt securities	191,215	1,576	(6,661)	—	186,130
Total	$9,742,278	$45,329	$(692,094)	$—	$9,095,513
December 31, 2024
U.S. government and federal agency obligations	$2,594,130	$2,981	$(41,859)	$—	$2,555,252
Government-sponsored enterprise obligations	55,425	—	(12,576)	—	42,849
State and municipal obligations	822,790	16	(79,915)	—	742,891
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,195,182	415	(750,706)	—	3,444,891
Non-agency mortgage-backed securities	625,539	136	(56,986)	—	568,689
Asset-backed securities	1,595,797	413	(39,195)	—	1,557,015
Total mortgage and asset-backed securities	6,416,518	964	(846,887)	—	5,570,595
Other debt securities	238,563	—	(13,297)	—	225,266
Total	$10,127,426	$3,961	$(994,534)	$—	$9,136,853

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Year Ended December 31
(In thousands)	2025	2024	2023
Proceeds from sales of securities:
Available for sale debt securities	$70,145	$1,080,083	$1,101,782
Equity securities	—	176,780	—
Other	15,811	38,724	40,167
Total proceeds	$85,956	$1,295,587	$1,141,949

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$4	$—	$143
Losses realized on sales	(8,414)	(196,283)	(8,587)
Equity securities:
Gains (losses) on equity securities, net	1,376	178,092	(487)
Other:
Gains realized on sales	1,312	3,481	976
Losses realized on sales	(2,354)	(1,601)	(1,076)
Fair value adjustments, net	11,736	24,134	24,016
Total investment securities gains (losses), net	$3,660	$7,823	$14,985

During 2024, the Company executed a plan to reposition a portion of its available for sale debt securities portfolio through the sale of securities with an amortized cost of $1.2 billion. The securities that the Company sold had a yield of approximately 2.1%, which resulted in a loss of $179.1 million, and the Company reinvested $928.8 million of the proceeds into U.S. Treasury securities yielding approximately 4.6%.

Pledged securities
At December 31, 2025, securities totaling $7.3 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $6.9 billion at December 31, 2024. At December 31, 2025, the Company had no securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties.

Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of shareholders' equity.

4. Premises and Equipment
Premises and equipment consist of the following at December 31, 2025 and 2024:

(In thousands)	2025	2024
Land	$86,278	$86,378
Buildings and improvements	778,615	750,464
Equipment	251,769	240,046
Right of use leased assets	31,526	31,332
Total	1,148,188	1,108,220
Less accumulated depreciation	662,488	632,945
Net premises and equipment	$485,700	$475,275

Depreciation expense of $42.1 million in 2025, $40.0 million in 2024, and $36.1 million in 2023, was included in occupancy expense and equipment expense in the consolidated statements of income. Repairs and maintenance expense of $18.9 million, $18.3 million, and $18.5 million for 2025, 2024 and 2023, respectively, was included in occupancy expense and equipment expense. There was no interest expense capitalized on construction projects in 2025. Interest expense capitalized on construction projects totaled $2 thousand and $903 thousand in 2024 and 2023, respectively. The decrease in 2024 was primarily driven by the completion of a large office building construction project in March 2023.

Right of use leased assets are comprised mainly of operating leases for branches, office space, ATM locations, and certain equipment, as described in Note 6.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2025				December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$5,550	$(5,427)	$—	$123	$5,550	$(5,286)	$—	$264
Mortgage servicing rights	13,805	(4,217)	—	9,588	13,673	(3,905)	—	9,768
Total	$19,355	$(9,644)	$—	$9,711	$19,223	$(9,191)	$—	$10,032

The carrying amount of goodwill and its allocation among segments at December 31, 2025 and 2024 is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2025, 2024 or 2023. Further, the annual assessment of qualitative factors on January 1, 2026 revealed no likelihood of impairment as of that date.

(In thousands)	December 31, 2025	December 31, 2024
Retail Banking segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	746	746
Total goodwill	$146,539	$146,539

In addition to its intangible assets with estimable useful lives included in the table above, the Company also has a $3.6 million intangible asset for an easement in connection with a commercial office complex in Clayton, Missouri. The easement, which grants the Company access to all portions of the parking facility and terrace garden, is perpetual and will be assessed for impairment at least annually, or whenever events or circumstances indicate an impairment may have occurred. No impairment was identified at December 31, 2025.

Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2025 and 2024 are shown in the following table.

(In thousands)	Goodwill	Easement	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2023	$146,539	$3,600	$458	$10,121
Originations, net of disposals	—	—	—	762
Amortization	—	—	(194)	(1,115)
Balance at December 31, 2024	146,539	3,600	264	9,768
Originations, net of disposals	—	—	—	953
Amortization	—	—	(141)	(1,133)
Balance at December 31, 2025	$146,539	$3,600	$123	$9,588

Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment at a tranche level, and if impairment is indicated, recorded at fair value. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. During 2025, no impairment or impairment recovery was recognized. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 17 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2025, 2024 and 2023 was $1.3 million, $1.3 million and $1.4 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2025. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2026	$1,224
2027	1,050
2028	906
2029	809
2030	721

6. Leases
The Company's leasing activities include leasing certain real estate and equipment, providing lease financing to commercial customers, and leasing office space to third parties. The Company uses the FHLB fixed-advance rate at lease commencement or at any subsequent remeasurement event date based on the remaining lease term to calculate the liability for each lease.

Lessee
The Company's operating leases are primarily for branches, office space, ATM locations, and certain equipment. As of December 31, 2025, the right-of-use asset for operating leases, reported within premises and equipment, net, and lease liability, reported within other liabilities, recognized on the Company's consolidated balance sheets totaled $30.6 million and $31.5 million, respectively, compared to right-of-use assets of $30.7 million and lease liability of $31.2 million at December 31, 2024. Total lease cost for the year ended December 31, 2025 was $8.6 million, compared to $8.5 million for the year ended December 31, 2024. For leases with a term of 12 months or less, an election was made not to recognize lease assets and lease liabilities for all asset classes, and to recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining terms of 2 months to 26 years, most of which contain renewal options. However, the renewal options are generally not included in the leased asset or liability because the option exercises are uncertain.

The maturities of operating leases at December 31, 2025 are included in the table below.

(in thousands)	Operating Leases(1)
2026	$6,730
2027	6,468
2028	5,952
2029	4,385
2030	3,268
After 2030	12,091
Total lease payments	$38,894
Less: Interest	7,437
Present value of lease liabilities	$31,457
        (1) Excludes $2.8 million of legally binding minimum lease payments for operating leases signed but not yet commenced.

The following table presents the average lease term and discount rate of operating leases.

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	8.7 years	9.2 years
Weighted-average discount rate	4.38%	4.32%

Supplemental cash flow information related to operating leases is included in the table below.

	For the Year Ended December 31
(in thousands)	2025	2024
Operating cash paid toward lease liabilities	$6,575	6,553
Leased assets obtained in exchange for new lease liabilities	$7,695	9,128

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

The following table provides the components of lease income.

	For the Year Ended December 31
(in thousands)	2025	2024
Direct financing and sales-type leases	39,771	37,168
Operating leases(1)	18,464	16,816
Total lease income	$58,235	$53,984
(1) Includes rent from Tower Properties, a related party, of $0 and $78 thousand for the years ended December 31, 2025 and 2024, respectively. Tower Properties Company was no longer a lessee of the Company as of January 1, 2025.

The following table presents the components of the net investments in direct financing and sales-type leases.

(in thousands)	December 31, 2025	December 31, 2024
Lease payment receivable	$780,925	$792,863
Unguaranteed residual assets	81,818	84,063
Total net investments in direct financing and sales-type leases	$862,743	$876,926
Deferred origination cost	2,145	2,715
Total net investment included within business loans	$864,888	$879,641

The maturities of lease receivables at December 31, 2025 are included in the table below.

(in thousands)	Direct Financing and Sale-Type Leases	Operating Leases	Total
2026	$247,926	$16,344	$264,270
2027	214,284	15,089	229,373
2028	174,483	14,698	189,181
2029	105,257	11,033	116,290
2030	69,465	10,696	80,161
After 2030	55,100	60,255	115,355
Total lease receipts	866,515	$128,115	$994,630
Less: Net present value adjustment	85,590
Present value of lease receipts	$780,925

7. Deposits
At December 31, 2025, the scheduled maturities of certificates of deposit were as follows:

(In thousands)
Due in 2026	$2,272,894
Due in 2027	98,074
Due in 2028	9,298
Due in 2029	3,082
Due in 2030	3,103
Thereafter	8
Total	$2,386,459

The aggregate amount of certificates of deposit that exceeded the $250,000 FDIC insurance limit totaled $632.6 million at December 31, 2025.

8. Borrowings
At December 31, 2025, the Company's borrowings primarily consisted of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). The following table sets forth selected information for federal funds purchased and repurchase agreements.

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2025	1.88%	2.86%	$2,639,979	$2,989,641	$2,989,641
2024	2.14	3.55	2,621,260	2,926,758	2,926,758
2023	2.78	3.47	2,839,633	3,133,020	2,908,815

Federal funds purchased and repurchase agreements comprised the majority of the Company's short-term borrowings (borrowings with an original maturity of less than one year at December 31, 2025), and $2.9 billion of these borrowings were repurchase agreements, which generally have one day maturities and are mainly comprised of non-insured customer funds secured by a portion of the Company's investment securities portfolio. Additional information about the securities pledged for repurchase agreements and repurchase agreement maturity is provided in Note 20 on Resale and Repurchase Agreements. Accrued interest for repurchase agreements was $965 thousand, $928 thousand and $695 thousand at December 31, 2025, 2024 and 2023, respectively.

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement that includes primarily residential mortgages, as well as all unencumbered assets and stock of the borrowing bank. At December 31, 2025, the Bank had no outstanding advances from the FHLB. The FHLB also issues letters of credit to secure the Bank's obligations to certain depositors of public funds, which totaled $198.4 million at December 31, 2025.

9. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2025, 2024 and 2023 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2025:
U.S. federal	$131,851	$10,482	$142,333
State and local	17,730	1,073	18,803
Total	$149,581	$11,555	$161,136
Year ended December 31, 2024:
U.S. federal	$132,197	$(845)	$131,352
State and local	13,483	254	13,737
Total	$145,680	$(591)	$145,089
Year ended December 31, 2023:
U.S. federal	$124,787	$(6,228)	$118,559
State and local	17,161	(1,171)	15,990
Total	$141,948	$(7,399)	$134,549

The components of income tax (benefit) expense recorded directly to shareholders' equity for the years ended 2025, 2024 and 2023 were as follows:

(In thousands)	2025	2024	2023
Unrealized gain (loss) on available for sale debt securities	$85,952	$57,359	$69,972
Change in fair value on cash flow hedges	(3,023)	(13,704)	(6,017)
Accumulated pension (benefit) loss	811	512	1,197
Income tax (benefit) expense allocated to shareholders' equity	$83,740	$44,167	$65,152

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows:

(In thousands)	2025	2024
Deferred tax assets:
Unrealized loss on available for sale debt securities	$161,691	$247,643
Loans, principally due to allowance for credit losses	47,422	43,450
Unearned fee income	10,430	10,858
Equity-based compensation	8,749	8,364
Deferred compensation	8,433	8,477
Cash flow hedges	8,301	5,630
Accrued expenses	7,785	10,124
Other	367	497
Total deferred tax assets	253,178	335,043
Deferred tax liabilities:
Equipment lease financing	97,819	97,042
Land, buildings, and equipment	28,890	23,359
Accretion on investment securities	9,092	4,203
Intangible assets	7,702	7,596
Private equity investments	6,676	5,446
Other	5,643	4,746
Total deferred tax liabilities	155,822	142,392
Net deferred tax assets (liabilities)	$97,356	$192,651

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets, therefore, no valuation allowance is needed for the deferred tax assets at year end.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 21%, and the Company's actual income tax expense for 2025, 2024, and 2023 is provided below. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(Dollars in thousands)	2025		2024		2023
	Amount	Effective Tax Rate (%)	Amount	Effective Tax Rate (%)	Amount	Effective Tax Rate (%)
U.S. federal statutory income tax rate	$152,751	21.00%	$140,998	21.00%	$128,438	21.00%
Federal
Tax Credits, net	(1,893)	(0.26)	(1,431)	(0.21)	(1,478)	(0.24)
Nontaxable or nondeductible items
Tax-exempt interest, net of cost to carry	(6,983)	(0.96)	(6,892)	(1.03)	(7,002)	(1.15)
Other	5,105	0.70	4,043	0.60	4,292	0.70
Other	(2,732)	(0.37)	(2,444)	(0.36)	(2,349)	(0.38)
State and local income taxes, net of federal effect	14,855	2.04	10,852	1.62	12,633	2.07
Changes in unrecognized tax benefits	33	—	(37)	(0.01)	15	—
Total income tax expense	$161,136	22.15%	$145,089	21.61%	$134,549	22.00%

In 2025, 2024, and 2023, state and local income taxes in Missouri, Illinois, and Kansas comprised the majority of the state and local income taxes, net of federal effect category listed in the table above.

The gross amount of unrecognized tax benefits was $1.2 million at both December 31, 2025 and 2024, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.0 million at both December 31, 2025 and 2024. The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2025 and 2024 was as follows:

(In thousands)	2025	2024
Unrecognized tax benefits at beginning of year	$1,224	$1,270
Gross increases – tax positions in prior period	46	8
Gross decreases – tax positions in prior period	(5)	(2)
Gross increases – current-period tax positions	187	295
Lapse of statute of limitations	(232)	(347)
Unrecognized tax benefits at end of year	$1,220	$1,224

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2022 through 2025 remain open to examination for U.S. federal income tax and for major state taxing jurisdictions.

Income taxes paid for 2025, 2024, and 2023 was as follows:

(In thousands)	2025	2024	2023
U.S. federal	$145,522	$116,528	$113,536
State and local	17,390	9,601	17,421
Total income taxes paid	$162,912	$126,129	$130,957

10. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2025	2024	2023
Payroll taxes	$33,471	$32,723	$31,507
Medical plans	38,705	36,860	36,277
401(k) plan	20,969	20,227	19,216
Pension plans	542	399	499
Other	3,440	3,391	3,587
Total employee benefits	$97,127	$93,600	$91,086

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

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. No contributions to the defined benefit plan were made in 2025, 2024 or 2023. The minimum required contribution for 2026 is expected to be zero. The Company does not expect to make any further contributions in 2026 other than the necessary funding contributions to the CERP. Distributions under the CERP were $191 thousand, $185 thousand and $806 thousand during 2025, 2024 and 2023, respectively.

The following items are components of the net pension cost for the years ended December 31, 2025, 2024 and 2023.

(In thousands)	2025	2024	2023
Service cost	$542	$399	$499
Interest cost on projected benefit obligation	4,321	4,377	4,615
Expected return on plan assets	(3,939)	(4,139)	(4,051)
Amortization of prior service cost	—	(181)	(271)
Amortization of unrecognized net (gain) loss	571	892	1,464
Net periodic pension cost	$1,495	$1,348	$2,256

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2025 and 2024.

(In thousands)	2025	2024
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$89,813	$93,949
Service cost	542	399
Interest cost	4,321	4,377
Benefits paid	(7,154)	(6,939)
Actuarial (gain) loss	(152)	(1,973)
Projected benefit obligation at valuation date	87,370	89,813
Change in plan assets
Fair value of plan assets at prior valuation date	86,593	89,842
Actual return on plan assets	6,463	3,505
Employer contributions	191	185
Benefits paid	(7,154)	(6,939)
Fair value of plan assets at valuation date	86,093	86,593
Funded status and net amount recognized at valuation date	$(1,277)	$(3,220)
The unfunded pension benefit obligation decreased $1.9 million from the prior year primarily due to greater than expected returns on plan assets.

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $87.4 million and $89.8 million for the combined plans on December 31, 2025 and 2024, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2025 and 2024 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2025	2024
Accumulated gain (loss)	$(12,826)	$(16,073)
Accumulated other comprehensive income (loss)	(12,826)	(16,073)
Cumulative employer contributions in excess of net periodic benefit cost	11,549	12,853
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(1,277)	$(3,220)
Net gain (loss) arising during period	2,676	1,338
Amortization of net (gain) loss	571	892
Amortization of prior service cost	—	(181)
Total recognized in other comprehensive income (loss)	$3,247	$2,049
Total income (expense) recognized in net periodic pension cost and other comprehensive income	$1,752	$702

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2025	2024	2023
Determination of benefit obligation at year end:
Effective discount rate on benefit obligations	5.15%	5.27%	4.98%
Assumed cash balance interest crediting rate	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Effective discount rate on benefit obligations	5.46%	4.93%	5.19%
Effective rate for interest cost on benefit obligations	5.15%	4.84%	5.09%
Long-term rate of return on assets	4.75%	4.75%	4.75%
Assumed cash balance interest crediting rate	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2025 and 2024. Information about the valuation techniques and inputs used to measure fair value are provided in Note 17 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets:
U.S. government obligations	$22,420	$22,420	$—	$—
Government-sponsored enterprise obligations (a)	1,018	—	1,018	—
State and municipal obligations	2,550	—	2,550	—
Agency mortgage-backed securities (b)	1,837	—	1,837	—
Non-agency mortgage-backed securities	2,041	—	2,041	—
Asset-backed securities	4,050	—	4,050	—
Corporate bonds (c)	44,330	—	44,330	—
Mutual funds (e)	7,847	7,847	—	—
Total	$86,093	$30,267	$55,826	$—
December 31, 2024
Assets:
U.S. government obligations	$12,072	$12,072	$—	$—
Government-sponsored enterprise obligations (a)	991	—	991	—
State and municipal obligations	3,513	—	3,513	—
Agency mortgage-backed securities (b)	2,026	—	2,026	—
Non-agency mortgage-backed securities	2,202	—	2,202	—
Asset-backed securities	5,171	—	5,171	—
Corporate bonds (c)	45,526	—	45,526	—
Equity securities and mutual funds: (d)
Mutual funds	6,462	6,462	—	—
Common stocks	7,075	7,075	—	—
International developed markets funds	1,353	1,353	—	—
Emerging markets funds	202	202	—	—
Total	$86,593	$27,164	$59,429	$—
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
(e)    As of 12/31/2025, this category consists solely of U.S. government money market mutual funds.

The investment policy of the pension plan is designed for conservation of principal, within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines, which may change from time to time, regarding the types and percentages of investments held. Currently, the policy includes guidelines such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2025. Under the current policy, the plan's long-term target allocation is 100% invested in fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2025 pension plan expense was 4.75%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The 10-year annualized return for the Company’s pension plan was 5.0%. During 2025, the plan’s assets gained 8.0% of their value, compared to a gain of 2.9% in 2024. Returns for any plan year may be affected by changes in the stock market and interest rates. The Company expects to incur pension expense of $1.1 million in 2026, compared to $1.5 million in 2025.

The following future benefit payments are expected to be paid:

(In thousands)
2026	$7,789
2027	7,578
2028	7,473
2029	7,348
2030	7,096
2031 - 2035	31,412

11. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a shareholder-approved plan that allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the past three years, stock-based compensation has been issued in the form of nonvested restricted stock awards and stock appreciation rights. At December 31, 2025, 6,079,955 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $17.3 million, $17.0 million and $17.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.2 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.

Nonvested Restricted Stock Awards
Nonvested stock is awarded to key employees by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 4 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant of restricted stock awards. A summary of the status of the Company’s nonvested share awards as of December 31, 2025 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	1,315,029	$52.77
Granted	315,896	61.91
Vested	(280,218)	52.00
Forfeited	(44,729)	54.11
Nonvested at December 31, 2025	1,305,978	$55.11

The total fair value (at vest date) of shares vested during 2025, 2024 and 2023 was $17.1 million, $13.9 million and $20.9 million, respectively.

Stock Appreciation Rights
Stock appreciation rights (SARs) are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs generally vest ratably over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. A summary of SAR activity during 2025 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2025	883,499	$46.57
Granted	40,629	61.84
Forfeited	(3,118)	53.00
Expired	(2,034)	52.96
Exercised	(68,020)	37.46
Outstanding at December 31, 2025	850,956	$47.99	4.8	years	$5,461
Exercisable at December 31, 2025	638,348	$46.11	3.7	years	$4,973

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

	2025	2024	2023
Weighted per share average fair value at grant date	$18.78	$13.50	$16.10
Assumptions:
Dividend yield	1.7%	2.1%	1.6%
Volatility	29.6%	29.3%	27.9%
Risk-free interest rate	4.1%	4.2%	3.9%
Expected term	6.0 years	6.0 years	5.8 years

Additional information about SARs exercised is presented below.

(In thousands)	2025	2024	2023
Intrinsic value of SARs exercised	$1,647	$8,409	$1,723
Tax benefit realized SARs exercised	244	1,276	362

As of December 31, 2025, there was $34.3 million of unrecognized compensation cost related to nonvested SARs and stock awards. This cost is expected to be recognized over a weighted average period of approximately 3.0 years.

Directors Stock Purchase Plan
The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 50,810 at December 31, 2025. Shares authorized for issuance under the plan were increased to 150,000 shares in February 2022. In 2025, 32,330 shares were purchased at an average price of $57.53, and in 2024, 30,755 shares were purchased at an average price of $55.59.

* All share and per share amounts in this note have been restated for the 5% common stock dividend distributed in 2025.

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

(In thousands)	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2025	$(742,926)	$(12,059)	$(3,926)	$(758,911)
Other comprehensive income (loss) before reclassifications to current earnings	335,397	2,676	(3,020)	335,053
Amounts reclassified to current earnings from accumulated other comprehensive income	8,410	571	(9,073)	(92)
Current period other comprehensive income (loss), before tax	343,807	3,247	(12,093)	334,961
Income tax (expense) benefit	(85,952)	(811)	3,023	(83,740)
Current period other comprehensive income (loss), net of tax	257,855	2,436	(9,070)	251,221
Balance December 31, 2025	$(485,071)	$(9,623)	$(12,996)	$(507,690)
Balance January 1, 2024	$(915,001)	$(13,596)	$37,185	$(891,412)
Other comprehensive income (loss) before reclassifications to current earnings	33,151	1,338	(43,416)	(8,927)
Amounts reclassified to current earnings from accumulated other comprehensive income	196,283	711	(11,399)	185,595
Current period other comprehensive income (loss), before tax	229,434	2,049	(54,815)	176,668
Income tax (expense) benefit	(57,359)	(512)	13,704	(44,167)
Current period other comprehensive income (loss), net of tax	172,075	1,537	(41,111)	132,501
Balance December 31, 2024	$(742,926)	$(12,059)	$(3,926)	$(758,911)
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

13. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Retail Banking, Commercial, and Wealth. The Retail Banking segment, previously called the Consumer segment, consists of various consumer loan and deposit products offered through its retail branch network of approximately 140 locations. This segment also includes residential mortgage, indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.

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

The following tables present selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues between the three segments. Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results. If appropriate, these changes are reflected in prior year information presented below. Net interest income allocated among the segments prior to 2024 has been restated to reflect a funds transfer pricing methodology change implemented on January 1, 2024 for all deposit types, except certificates of deposit. The new methodology moves from a rolling pool to a profitability range methodology. The new methodology more accurately reflects the profitability of affected deposits relative to current rates and removes most interest rate risk from business segments. Additionally, the Company changed its management of its portfolio of residential mortgage loans that it retains, and as a result, the Company began including those loans in the Retail Banking segment on January 1, 2023. These loans had previously been included in the Other/Elimination column. As a result of this change, loans of approximately $1.9 billion were reclassified from the Other/Elimination column into the Retail Banking segment in 2023 and were restated below to also reflect this change. There were no changes to segment composition in conjunction with the Company's renaming the Consumer segment to the Retail Banking segment.

Segment Income Statement Data

(In thousands)	Retail Banking	Commercial	Wealth	Other/Elimination	Consolidated Totals
Year ended December 31, 2025:
Net interest income	$504,475	$532,786	$90,660	$(16,063)	$1,111,858
Provision for credit losses	(38,811)	(1,838)	(22)	(15,467)	(56,138)
Non-interest income	98,543	280,844	266,287	6,607	652,281
Investment securities gains, net	—	—	—	3,660	3,660
Non-interest expense	(337,732)	(430,291)	(166,255)	(45,548)	(979,826)
Income before income taxes	$226,475	$381,501	$190,670	$(66,811)	$731,835
Year ended December 31, 2024:
Net interest income	$511,643	$516,263	$87,819	$(75,479)	$1,040,246
Provision for loan losses	(37,610)	(1,446)	148	6,005	(32,903)
Non-interest income	99,896	262,238	243,476	9,943	615,553
Investment securities gains, net	—	—	—	7,823	7,823
Non-interest expense	(328,328)	(405,180)	(158,649)	(59,072)	(951,229)
Income before income taxes	$245,601	$371,875	$172,794	$(110,780)	$679,490
Year ended December 31, 2023:
Net interest income	$552,215	$522,009	$99,798	$(175,893)	$998,129
Provision for loan losses	(27,458)	(3,514)	(28)	(4,451)	(35,451)
Non-interest income	97,029	249,063	218,241	8,712	573,045
Investment securities gains, net	—	—	—	14,985	14,985
Non-interest expense	(323,582)	(395,098)	(157,441)	(54,861)	(930,982)
Income before income taxes	$298,204	$372,460	$160,570	$(211,508)	$619,726

Non-interest expense for the Retail Banking, Commercial, and Wealth segments above is primarily comprised of salaries, incentives, benefits, and allocated overhead costs for service and support. Non-interest expense for the segments also includes expenses for data processing and software, occupancy, and professional and other services.

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

Segment Balance Sheet Data

(In thousands)	Retail Banking	Commercial	Wealth	Other/Elimination	Consolidated Totals
Average balances for 2025:
Assets	$3,880,476	$11,908,485	$2,178,209	$13,699,433	$31,666,603
Loans, including held for sale	3,732,326	11,576,878	2,160,154	7,325	17,476,683
Goodwill and other intangible assets	80,497	75,133	746	3,600	159,976
Deposits	12,313,189	10,274,702	2,527,562	(77,764)	25,037,689
Average balances for 2024:
Assets	$3,978,303	$11,617,602	$1,965,266	$13,124,109	$30,685,280
Loans, including held for sale	3,830,310	11,302,754	1,949,127	7,406	17,089,597
Goodwill and other intangible assets	80,889	75,187	746	3,600	160,422
Deposits	12,275,888	9,887,803	2,378,958	(35,642)	24,507,007

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

14. Common Stock*
On December 16, 2025, the Company distributed a 5% stock dividend on its $5 par common stock for the 32nd consecutive year. All per common share data in this report has been restated to reflect the stock dividend.

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

(In thousands, except per share data)	2025	2024	2023
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$566,251	$526,331	$477,060
Less income allocated to nonvested restricted stock	5,386	4,914	4,241
Net income allocated to common stock	$560,865	$521,417	$472,819
Weighted average common shares outstanding	138,773	141,248	143,239
Basic income per common share	$4.04	$3.69	$3.30
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$566,251	$526,331	$477,060
Less income allocated to nonvested restricted stock	5,383	4,910	4,237
Net income allocated to common stock	$560,868	$521,421	$472,823
Weighted average common shares outstanding	138,773	141,248	143,239
Net effect of the assumed exercise of stock-based awards - based on the treasury stock method using the average market price for the respective periods	127	175	165
Weighted average diluted common shares outstanding	138,900	141,423	143,404
Diluted income per common share	$4.04	$3.69	$3.30
Unexercised stock appreciation rights of 296 thousand, 405 thousand and 400 thousand were excluded from the computation of diluted income per share for the years ended December 31, 2025, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive.

The Company maintains a treasury stock buyback program authorized by its Board of Directors. The most recent authorization in October 2025 approved future purchases of 5,000,000 shares of the Company's common stock. At December 31, 2025, 3,186,721 shares of common stock remained available for purchase under the current authorization.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2025	2024	2023
Shares outstanding at January 1	134,152	130,176	124,999
Issuance of stock:
Awards and sales under employee and director plans	316	453	348
5% stock dividend	6,578	6,396	6,201
Other purchases of treasury stock	(3,609)	(2,875)	(1,355)
Other	50	2	(17)
Shares outstanding at December 31	137,487	134,152	130,176
* Except as noted in the above table, all share and per share amounts in this footnote have been restated for the 5% common stock dividend distributed in 2025.

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

	Actual		Minimum Capital Adequacy Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$4,353,905	18.16%	$1,917,661	8.00%	N.A.	N.A.
Commerce Bank	3,833,780	16.15	1,899,151	8.00	$2,373,939	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$4,156,776	17.34%	$1,438,246	6.00%	N.A.	N.A.
Commerce Bank	3,636,651	15.32	1,424,364	6.00	$1,899,151	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$4,156,776	17.34%	$1,078,684	4.50%	N.A.	N.A.
Commerce Bank	3,636,651	15.32	1,068,273	4.50	$1,543,061	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$4,156,776	12.65%	$1,314,066	4.00%	N.A.	N.A.
Commerce Bank	3,636,651	11.13	1,307,252	4.00	$1,634,065	5.00%
December 31, 2024
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$4,108,270	17.48%	$1,880,032	8.00%	N.A.	N.A.
Commerce Bank	3,484,249	14.98	1,861,121	8.00	$2,326,401	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,926,446	16.71%	$1,410,024	6.00%	N.A.	N.A.
Commerce Bank	3,302,425	14.20	1,395,841	6.00	$1,861,121	8.00%
Tier I Common Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$3,926,446	16.71%	$1,057,518	4.50%	N.A.	N.A.
Commerce Bank	3,302,425	14.20	1,046,880	4.50	$1,512,161	6.50%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$3,926,446	12.26%	$1,281,116	4.00%	N.A.	N.A.
Commerce Bank	3,302,425	10.36	1,274,648	4.00	$1,593,310	5.00%

The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier I common capital, 8.0% for Tier I capital, 10.0% for Total capital and 5.0% for the leverage ratio.

At December 31, 2025 and 2024, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

16. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended December 31, 2025, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	For the Years Ended December 31
(In thousands)	2025	2024	2023
Bank card transaction fees	$184,267	$189,784	$191,156
Trust fees	232,700	214,430	190,954
Deposit account charges and other fees	108,246	100,336	90,992
Consumer brokerage services	22,051	18,141	17,223
Other non-interest income	55,921	47,576	38,784
Total non-interest income from contracts with customers	603,185	570,267	529,109
Other non-interest income (1)	49,096	45,286	43,936
Total non-interest income	$652,281	$615,553	$573,045
(1) This revenue is not within the scope of ASC 606, and includes fees relating to bond trading activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

The following table presents the opening and closing receivable balances for the years ended December 31, 2025 and 2024 for the Company’s significant revenue categories from contracts with customers.

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Bank card transaction fees	$16,878	$17,754	$18,069
Trust fees	2,424	2,165	1,764
Deposit account charges and other fees	8,414	7,897	6,588
Consumer brokerage services	—	—	8

For these revenue categories, none of the transaction price has been allocated to performance obligations that are unsatisfied as of the end of a reporting period. A description of these revenue categories follows.

Bank Card Transaction Fees
The following table presents the components of bank card fee income.

	For the Years Ended December 31
(In thousands)	2025	2024	2023
Debit card:
Fee income	$44,791	$45,279	$44,795
Expense for network charges	(762)	(762)	(914)
Net debit card fees	44,029	44,517	43,881

Credit card:
Fee income	31,910	31,845	31,639
Expense for network charges and rewards	(17,508)	(15,833)	(17,191)
Net credit card fees	14,402	16,012	14,448

Corporate card:
Fee income	216,312	216,393	220,229
Expense for network charges and rewards	(113,597)	(109,731)	(109,588)
Net corporate card fees	102,715	106,662	110,641

Merchant:
Fee income	38,513	38,358	36,775
Fees to cardholder banks	(10,818)	(11,515)	(11,001)
Expense for network charges	(4,574)	(4,250)	(3,588)
Net merchant fees	23,121	22,593	22,186
Total bank card transaction fees	$184,267	$189,784	$191,156

The majority of debit and credit card fees are reported in the Retail Banking segment, while corporate card and merchant fees are reported in the Commercial segment.

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

Trust Fees
The following table shows the components of revenue within trust fees, which are reported within the Wealth segment.

	For the Years Ended December 31
(In thousands)	2025	2024	2023
Private client	$189,481	$173,659	$153,524
Institutional	37,129	34,596	31,756
Other	6,090	6,175	5,674
Total trust fees	$232,700	$214,430	$190,954

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

Deposit Account Charges and Other Fees
The following table shows the components of revenue within deposit account charges and other fees.

	For the Years Ended December 31
(In thousands)	2025	2024	2023
Corporate cash management fees	$72,203	$64,838	$56,291
Overdraft and return item fees	11,540	11,511	11,607
Other service charges on deposit accounts	24,503	23,987	23,094
Total deposit account charges and other fees	$108,246	$100,336	$90,992

Approximately 71% of this revenue is reported in the Commercial segment, while the remainder is reported in the Retail Banking segment.

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets:
Residential mortgage loans held for sale	$4,028	$—	$4,028	$—
Available for sale debt securities:
U.S. government and federal agency obligations	3,279,100	3,279,100	—	—
Government-sponsored enterprise obligations	44,712	—	44,712	—
State and municipal obligations	664,733	—	663,781	952
Agency mortgage-backed securities	3,223,105	—	3,223,105	—
Non-agency mortgage-backed securities	435,688	—	435,688	—
Asset-backed securities	1,262,045	—	1,262,045	—
Other debt securities	186,130	—	186,130	—
Trading debt securities	40,080	13,215	26,865	—
Equity securities	47,551	47,551	—	—
Private equity investments	184,343	—	—	184,343
Derivatives *	51,421	—	51,232	189
Assets held in trust for deferred compensation plan	23,276	23,276	—	—
Total assets	9,446,212	3,363,142	5,897,586	185,484
Liabilities:
Derivatives *	18,795	—	18,718	77
Liabilities held in trust for deferred compensation plan	23,276	23,276	—	—
Total liabilities	$42,071	$23,276	$18,718	$77
December 31, 2024
Assets:
Residential mortgage loans held for sale	$2,981	$—	$2,981	$—
Available for sale debt securities:
U.S. government and federal agency obligations	2,555,252	2,555,252	—	—
Government-sponsored enterprise obligations	42,849	—	42,849	—
State and municipal obligations	742,891	—	741,927	964
Agency mortgage-backed securities	3,444,891	—	3,444,891	—
Non-agency mortgage-backed securities	568,689	—	568,689	—
Asset-backed securities	1,557,015	—	1,557,015	—
Other debt securities	225,266	—	225,266	—
Trading debt securities	38,034	10,219	27,815	—
Equity securities	48,359	48,359	—	—
Private equity investments	184,386	—	—	184,386
Derivatives *	62,648	—	62,555	93
Assets held in trust for deferred compensation plan	21,849	21,849	—	—
Total assets	9,495,110	2,635,679	6,673,988	185,443
Liabilities:
Derivatives *	26,963	—	26,905	58
Liabilities held in trust for deferred compensation plan	21,849	21,849	—	—
Total liabilities	$48,812	$21,849	$26,905	$58
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

Trading debt securities
The securities in the Company’s trading portfolio are priced by averaging several broker quotes for similar instruments and are classified as Level 2 measurements. Certain U.S. Treasury obligations within the trading portfolio are classified as Level 1 measurements.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
Year ended December 31, 2025:
Balance at January 1, 2025	$964	$184,386	$185,350
Total gains (losses) realized/unrealized:
Included in earnings	—	11,736	11,736
Included in other comprehensive income *	(14)	—	(14)
Discount accretion	2	—	2
Purchases of private equity securities	—	7,363	7,363
Sale / pay down of private equity securities	—	(19,212)	(19,212)
Capitalized interest/dividends	—	70	70
Balance at December 31, 2025	$952	$184,343	$185,295
Total gains (losses) for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2025	$—	$12,737	$12,737
Total gains (losses) for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2025	$(14)	$—	$(14)
Year ended December 31, 2024:
Balance at January 1, 2024	$947	$176,667	$177,614
Total gains (losses) realized/unrealized:
Included in earnings	—	24,134	24,134
Included in other comprehensive income *	15	—	15
Discount accretion	2	—	2
Purchases of private equity securities	—	20,800	20,800
Sale / pay down of private equity securities	—	(37,103)	(37,103)
Capitalized interest/dividends	—	(112)	(112)
Balance at December 31, 2024	$964	$184,386	$185,350
Total gains (losses) for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2024	$—	$14,409	$14,409
Total gains (losses) for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2024	$15	$—	$15
* Included in "net unrealized gains (losses) on securities" in the consolidated statements of comprehensive income.

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Investment Securities Gains (Losses), Net
Year ended December 31, 2025:
Total gains or losses included in earnings	$11,736
Change in unrealized gains or losses relating to assets still held at December 31, 2025	$12,737
Year ended December 31, 2024:
Total gains or losses included in earnings	$24,134
Change in unrealized gains or losses relating to assets still held at December 31, 2024	$14,409

Level 3 Inputs
The Company's significant Level 3 measurements, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs as of December 31, 2025 is presented in the table below.

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

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during 2025 and 2024, and still held as of December 31, 2025 and 2024, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2025 and 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2025
Collateral dependent loans	$172	$—	$—	$172	$(460)
Foreclosed assets	174	—	—	174	(40)
Long-lived assets	301	—	—	301	(99)
Balance at December 31, 2024
Collateral dependent loans	$14,683	$—	$—	$14,683	$(2,382)
Foreclosed assets	20	—	—	20	(50)
Long-lived assets	393	—	—	393	(626)

Valuation methods for instruments measured at fair value on a nonrecurring basis
Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent loans
While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses on loans. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Nonrecurring adjustments to the carrying value of loans based on fair value measurements at December 31, 2025 and 2024 are shown in the table above.

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at December 31, 2025 and 2024:

	Carrying Amount	Estimated Fair Value at December 31, 2025
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,439,380	$—	$—	$6,367,754	$6,367,754
Real estate - construction and land	1,438,012	—	—	1,415,490	1,415,490
Real estate - business	3,674,567	—	—	3,628,499	3,628,499
Real estate - personal	3,053,435	—	—	2,815,384	2,815,384
Consumer	2,196,822	—	—	2,188,772	2,188,772
Revolving home equity	375,159	—	—	371,998	371,998
Consumer credit card	589,694	—	—	535,660	535,660
Overdrafts	4,194	—	—	4,045	4,045
Total loans	17,771,263	—	—	17,327,602	17,327,602
Loans held for sale	4,329	—	4,329	—	4,329
Investment securities	9,413,603	3,339,866	5,842,326	231,411	9,413,603
Securities purchased under agreements to resell	850,000	—	—	869,427	869,427
Interest earning deposits with banks	2,744,393	2,744,393	—	—	2,744,393
Cash and due from banks	803,239	803,239	—	—	803,239
Derivative instruments	51,421	—	51,232	189	51,421
Assets held in trust for deferred compensation plan	23,276	23,276	—	—	23,276
Total	$31,661,524	$6,910,774	$5,897,887	$18,428,629	$31,237,290
Financial Liabilities
Non-interest bearing deposits	$8,205,711	$8,205,711	$—	$—	$8,205,711
Savings, interest checking and money market deposits	15,047,406	15,047,406	—	—	15,047,406
Certificates of deposit	2,386,459	—	—	2,418,268	2,418,268
Federal funds purchased	128,625	128,625	—	—	128,625
Securities sold under agreements to repurchase	2,861,016	—	—	2,863,921	2,863,921
Other borrowings	12,739	12,739	—	—	12,739
Derivative instruments	18,795	—	18,718	77	18,795
Liabilities held in trust for deferred compensation plan	23,276	23,276	—	—	23,276
Total	$28,684,027	$23,417,757	$18,718	$5,282,266	$28,718,741

	Carrying Amount	Estimated Fair Value at December 31, 2024
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,053,820	$—	$—	$5,943,565	$5,943,565
Real estate - construction and land	1,409,901	—	—	1,384,029	1,384,029
Real estate - business	3,661,218	—	—	3,558,862	3,558,862
Real estate - personal	3,058,195	—	—	2,738,880	2,738,880
Consumer	2,073,123	—	—	2,053,191	2,053,191
Revolving home equity	356,650	—	—	353,731	353,731
Consumer credit card	595,930	—	—	549,874	549,874
Overdrafts	11,266	—	—	11,120	11,120
Total loans	17,220,103	—	—	16,593,252	16,593,252
Loans held for sale	3,242	—	3,242	—	3,242
Investment securities	9,453,297	2,613,830	6,608,452	231,015	9,453,297
Federal funds sold	3,000	3,000	—	—	3,000
Securities purchased under agreements to resell	625,000	—	—	622,021	622,021
Interest earning deposits with banks	2,624,553	2,624,553	—	—	2,624,553
Cash and due from banks	748,357	748,357	—	—	748,357
Derivative instruments	62,648	—	62,555	93	62,648
Assets held in trust for deferred compensation plan	21,849	21,849	—	—	21,849
Total	$30,762,049	$6,011,589	$6,674,249	$17,446,381	$30,132,219
Financial Liabilities
Non-interest bearing deposits	$8,150,669	$8,150,669	$—	$—	$8,150,669
Savings, interest checking and money market deposits	14,754,571	14,754,571	—	—	14,754,571
Certificates of deposit	2,388,404	—	—	2,409,537	2,409,537
Federal funds purchased	123,715	123,715	—	—	123,715
Securities sold under agreements to repurchase	2,803,043	—	—	2,806,428	2,806,428
Derivative instruments	26,963	—	26,905	58	26,963
Liabilities held in trust for deferred compensation plan	21,849	21,849	—	—	21,849
Total	$28,269,214	$23,050,804	$26,905	$5,216,023	$28,293,732

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

	December 31
(In thousands)	2025	2024
Interest rate swaps	$1,968,679	$2,065,400
Interest rate floors	2,000,000	2,000,000
Interest rate caps	105,770	37,488
Credit risk participation agreements	474,951	503,196
Foreign exchange contracts	29,451	16,978
Mortgage loan commitments	6,297	3,060
Mortgage loan forward sale contracts	1,794	1,759
Forward TBA contracts	7,000	3,500
Total notional amount	$4,593,942	$4,631,381

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

As of December 31, 2025, the Company held four interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.0 billion and are forward-starting. Each of the four interest rate floors has a six-year term and a notional amount of $500 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031

The premium paid for the floors totaled $90.2 million, and at December 31, 2025, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 5.5 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which is recorded against interest and fees on loans in the consolidated statements of income. As of December 31, 2025, net deferred losses on the interest rate floors totaled $26.2 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of December 31, 2025, it is expected that $11.1 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of December 31, 2025, the total realized gains on the monetized cash flow hedges remaining in AOCI was $8.8 million (pre-tax), which will be reclassified into interest income over the next 12 months. The estimated amount of net gains remaining in AOCI related to the monetized cash flow hedges at December 31, 2025 that is expected to be reclassified into income within the next 12 months is $8.8 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis in its consolidated balance sheets, and these are reported in other assets and other liabilities. In prior years, certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swap. There was no reduction to positive or negative fair values of cleared swaps at December 31, 2025 and December 31, 2024.

	Asset Derivatives		Liability Derivatives
	December 31		December 31
	2025	2024	2025	2024
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$32,524	$35,544	$—	$—
Total derivatives designated as hedging instruments	$32,524	$35,544	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$18,294	$26,759	$(18,294)	$(26,759)
Interest rate caps	2	44	(2)	(44)
Credit risk participation agreements	56	35	(77)	(58)
Foreign exchange contracts	396	179	(401)	(101)
Mortgage loan commitments	133	58	—	—
Mortgage loan forward sale contracts	15	14	—	—
Forward TBA contracts	1	15	(21)	(1)
Total derivatives not designated as hedging instruments	$18,897	$27,104	$(18,795)	$(26,963)
Total	$51,421	$62,648	$(18,795)	$(26,963)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Total	Included Component	Excluded Component	(In thousands)	Total	Included Component	Excluded Component
For the Year Ended December 31, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$(3,020)	$3,915	$(6,935)	Interest and fees on loans	$9,073	$25,959	$(16,886)
Total	$(3,020)	$3,915	$(6,935)	Total	$9,073	$25,959	$(16,886)
For the Year Ended December 31, 2024
Derivatives in cash flow hedging relationships:
Interest rate floors	$(43,416)	$(10,109)	$(33,307)	Interest and fees on loans	$11,399	$28,331	$(16,932)
Total	$(43,416)	$(10,109)	$(33,307)	Total	$11,399	$28,331	$(16,932)
For the Year Ended December 31, 2023
Derivatives in cash flow hedging relationships:
Interest rate floors	$(8,860)	$3,122	$(11,982)	Interest and fees on loans	$15,209	$29,731	$(14,522)
Total	$(8,860)	$3,122	$(11,982)	Total	$15,209	$29,731	$(14,522)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain/(Loss) Recognized in the Consolidated Statements of Income	Amount of Gain/(Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2025	2024	2023
Derivative instruments:
Interest rate swaps	Other non-interest income	$2,111	$2,672	$3,642
Interest rate caps	Other non-interest income	—	—	86
Credit risk participation agreements	Other non-interest income	256	(109)	60
Foreign exchange contracts	Other non-interest income	(84)	23	(14)
Mortgage loan commitments	Loan fees and sales	75	(29)	87
Mortgage loan forward sale contracts	Loan fees and sales	2	5	8
Forward TBA contracts	Loan fees and sales	(231)	80	53
Total		$2,129	$2,642	$3,922

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
December 31, 2025
Assets:
Derivatives subject to master netting agreements	$51,217	$—	$51,217	$(10,642)	$(29,609)	$10,966
Derivatives not subject to master netting agreements	204	—	204
Total derivatives	$51,421	$—	$51,421
Liabilities:
Derivatives subject to master netting agreements	$18,400	$—	$18,400	$(10,642)	$—	$7,758
Derivatives not subject to master netting agreements	395	—	395
Total derivatives	$18,795	$—	$18,795
December 31, 2024
Assets:
Derivatives subject to master netting agreements	$62,437	$—	$62,437	$(3,780)	$(54,620)	$4,037
Derivatives not subject to master netting agreements	211	—	211
Total derivatives	$62,648	$—	$62,648
Liabilities:
Derivatives subject to master netting agreements	$26,848	$—	$26,848	$(3,780)	$—	$23,068
Derivatives not subject to master netting agreements	115	—	115
Total derivatives	$26,963	$—	$26,963

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset on the Balance Sheet	Net Amounts Presented on the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured amount
December 31, 2025
Total resale agreements, subject to master netting arrangements	$850,000	$—	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,861,016	—	2,861,016	—	(2,861,016)	—
December 31, 2024
Total resale agreements, subject to master netting arrangements	$625,000	$—	$625,000	$—	$(625,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,803,043	—	2,803,043	—	(2,803,043)	—

The table below shows the remaining contractual maturities of repurchase agreements outstanding at December 31, 2025 and 2024, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
December 31, 2025
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$503,061	$—	$—	$503,061
Government-sponsored enterprise obligations	10,539	—	—	10,539
Agency mortgage-backed securities	1,647,928	4,600	26,750	1,679,278
Non-agency mortgage-backed securities	21,970	—	—	21,970
Asset-backed securities	453,827	29,656	21,226	504,709
Other debt securities	141,459	—	—	141,459
Total repurchase agreements, gross amount recognized	$2,778,784	$34,256	$47,976	$2,861,016
December 31, 2024
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$518,937	$—	$—	$518,937
Government-sponsored enterprise obligations	9,969	—	—	9,969
Agency mortgage-backed securities	1,641,156	9,600	22,250	1,673,006
Non-agency mortgage-backed securities	24,273	—	—	24,273
Asset-backed securities	462,841	30,623	18,227	511,691
Other debt securities	65,167	—	—	65,167
Total repurchase agreements, gross amount recognized	$2,722,343	$40,223	$40,477	$2,803,043

21. Commitments, Contingencies and Guarantees
The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2025	2024
Commitments to extend credit:
Credit card	$6,110,965	$5,796,427
Other unfunded loan commitments	9,696,270	9,616,132
Standby letters of credit, net of conveyance to other financial institutions	648,168	561,505
Commercial letters of credit	1,698	2,728

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

At December 31, 2025, the Company had recorded a liability of $4.4 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $669.7 million at December 31, 2025.

Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. The majority of commercial letters of credit issued are used to settle payments in international trade. Typically, letters of credit require presentation of documents which describe the commercial transaction, evidence shipment, and transfer title.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These tax credits are either resold to third parties for a profit or retained for use by the Company. During 2025, the Company purchased and sold state tax credits amounting to $179.4 million and $178.6 million, respectively. At December 31, 2025, the Company had outstanding purchase commitments totaling $165.2 million that it expects to fund in 2026. The remaining purchase commitments amount to $505.9 million and are projected to be funded from 2027 through 2035.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2025, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 to 15 years. At December 31, 2025, the fair value of the Company's guarantee liability RPAs was $77 thousand, and the notional amount of the underlying swaps was $283.3 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

The Company has various legal proceedings pending at December 31, 2025, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

22. Related Parties
The Company's Chief Executive Officer, its Executive Chairman, and its former Vice Chairman are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 76% of the outstanding stock of Tower. At December 31, 2025, Tower owned 284,092 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

During the years ended 2024 and 2023, the Company maintained property services contracts with Tower Properties, under which Tower Properties provided property management services on three Company-owned office buildings and related parking garages in downtown Kansas City. The Company ended its property management services contract with Tower as of December 31, 2024.

(In thousands)	2025	2024	2023
Leasing agent fees	$—	$16	$434
Operation of parking garages	—	125	111
Building management fees	—	2,342	2,202
Property construction management fees	—	165	360
Project consulting fees	—	—	419
Dividends paid on Company stock held by Tower	—	278	265
Total	$—	$2,926	$3,791

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and had a variable interest rate. The line of credit is collateralized by Company stock and based on collateral value has a maximum borrowing amount of approximately $9.7 million at December 31, 2025. There were no borrowings under this line during 2025, 2024 or 2023, and no balance was outstanding at December 31, 2025, 2024 or 2023. There were no letters of credit outstanding during 2025, 2024 or 2023, and thus, no fees were received during these periods. From time to time, the Bank extended additional credit to Tower for construction and development projects. No construction loans were outstanding during 2025, 2024 and 2023.

Tower leased office space in the Kansas City bank headquarters building owned by the Company during 2024 and 2023. Rent paid to the Company totaled $81 thousand in 2024 and $82 thousand in 2023, at $17.69 and $17.50 per square foot, for years 2024 and 2023, respectively. Tower was no longer a lessee of the Company as of January 1, 2025.

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

23. Parent Company Condensed Financial Statements
Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2025	2024
Assets
Investment in consolidated subsidiaries:
Bank	$3,280,689	$2,697,961
Non-banks	203,879	187,404
Cash	248,855	357,046
Investment securities:
Available for sale debt	941	5,381
Equity	12,337	12,750
Note receivable due from bank subsidiary	50,000	50,000
Advances to subsidiaries, net of borrowings	550	1,500
Income tax receivable and deferred tax assets	7,546	9,131
Other assets	34,004	31,164
Total assets	$3,838,801	$3,352,337
Liabilities and shareholders’ equity
Pension obligation	$1,277	$3,220
Other liabilities	46,153	39,236
Total liabilities	47,430	42,456
Shareholders’ equity	3,791,371	3,309,881
Total liabilities and shareholders’ equity	$3,838,801	$3,352,337

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2025	2024	2023
Income
Dividends received from consolidated bank subsidiary	$240,002	$215,001	$280,000
Earnings of consolidated subsidiaries, net of dividends	338,060	191,421	203,570
Interest and dividends on investment securities	2,084	2,282	2,905
Management fees charged to subsidiaries	45,776	42,296	47,773
Investment securities gains (losses)	1,408	176,863	(621)
Net interest income on advances and note to subsidiaries	1,996	2,415	2,636
Other	4,099	3,294	2,842
Total income	633,425	633,572	539,105
Expense
Salaries and employee benefits	44,778	44,520	41,549
Professional and other services	3,564	3,495	3,580
Data processing fees paid to affiliates	3,041	3,316	3,347
Donation to related charitable foundation	—	5,000	—
Other	19,525	15,390	16,264
Total expense	70,908	71,721	64,740
Income tax (benefit) expense	(3,734)	35,520	(2,695)
Net income	$566,251	$526,331	$477,060

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2025	2024	2023
Operating Activities
Net income	$566,251	$526,331	$477,060
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(338,060)	(191,421)	(203,570)
Other adjustments, net	10,312	(165,330)	5,749
Net cash provided by (used in) operating activities	238,503	169,580	279,239
Investing Activities
(Increase) decrease in investment in subsidiaries, net	(10)	—	4,348
Proceeds from sales of investment securities	—	176,561	—
Proceeds from maturities/pay downs of investment securities	7,433	9	15
Purchases of investment securities	(862)	(1,062)	(902)
(Increase) decrease in advances to subsidiaries, net	950	300	18,729
Net purchases of building improvements and equipment	(38)	(5)	(490)
Net cash provided by (used in) investing activities	7,473	175,803	21,700
Financing Activities
Purchases of treasury stock	(207,567)	(171,407)	(76,890)
Issuance of stock under equity compensation plans	(4)	—	(3)
Cash dividends paid on common stock	(146,596)	(139,503)	(134,734)
Net cash provided by (used in) financing activities	(354,167)	(310,910)	(211,627)
Increase (decrease) in cash	(108,191)	34,473	89,312
Cash at beginning of year	357,046	322,573	233,261
Cash at end of year	$248,855	$357,046	$322,573
Income tax payments (receipts), net	$(4,430)	$34,975	$(3,254)

Dividends paid by the Parent to its shareholders were substantially provided from Bank dividends. The Bank may distribute common dividends without prior regulatory approval, provided that the dividends do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Parent charges fees to its subsidiaries for management services provided, which are allocated to the subsidiaries based on total assets and number of employees. The Parent makes cash advances to its private equity subsidiary for general short-term cash flow purposes. Advances may be made to the Parent by its subsidiary bank for temporary investment of idle funds. Interest on such advances is based on market rates.

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

The Parent has commitments to fund an additional $44.7 million relating to private equity investments over the next several years. The investments are made directly by the Parent and through non-bank subsidiaries.

At December 31, 2025, the fair value of the investment securities held by the Parent consisted of investments of $941 thousand in corporate bonds, $4.6 million in common stock with readily determinable fair values, and $7.7 million in equity securities that do not have readily determinable fair values. The Parent's common stock investment of $4.6 million held at December 31, 2025 was entirely comprised of its holdings in FineMark Holdings, Inc. Those shares are no longer held after the Company's acquisition of FineMark in January 2026. The Parent also holds 411,723 shares of Visa Class B-2 common stock, which are discussed in Note 3. During 2024, the Parent sold Visa Class A common stock resulting in proceeds of $176.6 million, also discussed in Note 3.

24. Subsequent Events
On June 16, 2025, the Company and FineMark Holdings, Inc. ("FineMark") announced that it had entered into a definitive merger agreement in which the Company would acquire all outstanding shares of FineMark in an all-stock transaction ("Merger"). On January 1, 2026, the Company completed its acquisition FineMark, and immediately after the Merger, FineMark's wholly-owned subsidiary, FineMark National Bank & Trust merged into the Bank, with the Bank continuing as the surviving bank.

Total consideration for the acquisition was $519.9 million, consisting of 9.9 million shares of the Company's common stock (valued at the acquisition-date fair value of $52.34 per share), plus cash in lieu of fractional shares. Prior to the acquisition date, the Company held a non-controlling equity interest in FineMark, and in accordance with ASC 805, this previously held interest was remeasured to its acquisition-date fair value of $4.6 million. The total acquisition-date fair value of the business combination was $524.5 million, comprised of the $519.9 million of consideration transferred and the $4.6 million fair value of the Company's previously held equity interest.

Under the terms of the merger agreement, each outstanding FineMark common stock share was converted into .7245 shares of the Company's common stock, and each outstanding share of FineMark's preferred stock was converted into 36.3636 shares of FineMark common stock, prior to conversion into .7245 shares of the Company's common stock. Acquisition-related costs of $5.6 million for the year ending December 31, 2025 were recognized primarily in Professional and other services expense line of the Company's Consolidated Statements of Income.

The acquisition of FineMark will be accounted for as a business combination using the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized. Any necessary adjustments from preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Due to the timing of the acquisition, the Company has performed limited valuation procedures, and the valuation of all assets acquired and liabilities assumed is not yet complete.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

Opinion on Internal Control Over Financial Reporting
We have audited Commerce Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Kansas City, Missouri
February 24, 2026

Item 9b.    OTHER INFORMATION
During the three months ended December 31, 2025, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9c.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4), (d)(5), and 408(b) of Regulation S-K regarding executive officers, directors, and corporate governance is included at the end of Part I of this Form 10-K under the caption “Information about the Company's Executive Officers” and under the captions “Proposal One - Nominee for Election to the 2029 Class of Directors", "Corporate Governance Guidelines and Code of Ethics", “Delinquent Section 16(a) Reports”, “Audit and Risk Committee Report”, “Committees of the Board" and "Shareholder Proposals and Nominations" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2026, which is incorporated herein by reference.

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

The Company adopted a policy regarding insider trading that governs the purchase, sale, and other dispositions of the Company's securities by directors, officers, and employees of the Company, and by the Company itself, that is designed to promote awareness and compliance with insider trading laws, rules, regulations, and applicable Nasdaq listing standards. The Company's Insider Trading Policy is incorporated by reference at Exhibit 19 to this Annual Report on Form 10-K in the exhibit listing below.

Item 11.    EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K regarding executive compensation is included under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation and Human Resources Committee Report”, and “Compensation and Human Resources Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2026, which is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS
The information required by Items 201(d) and 403 of Regulation S-K is included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2026, which is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Nominee for Election to the 2029 Class of Directors", “Corporate Governance - Director Independence”, and "Corporate Governance - Transactions with Related Persons" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2026, which is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG, LLP, Kansas City, Missouri, PCAOB Firm ID: 185

The information required by Item 9(e) of Schedule 14A is included under the captions “Pre-approval of Services by the External Independent Registered Public Accounting Firm” and “Fees Paid to KPMG LLP” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2026, which is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:
		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	69
	Consolidated Statements of Income	70
	Consolidated Statements of Comprehensive Income (Loss)	71
	Consolidated Statements of Changes in Equity	72
	Consolidated Statements of Cash Flows	73
	Notes to Consolidated Financial Statements	74
	Summary of Quarterly Statements of Income	66
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below.

2 —Plan of acquisition, reorganization arrangement, liquidation or succession:

(1) Agreement and Plan of Merger, dated as of June 16, 2025, by and among Commerce Bancshares, Inc, CBI-Kansas, Inc., and FineMark Holdings, Inc., were filed in current report on Form 8-K (Commission file number 1-36502) dated June 17, 2025, and the same is hereby incorporated by reference.

3 —Articles of Incorporation and By-Laws:

(1) Restated Articles of Incorporation, as amended through April 28, 2023, re-filed (correcting a typo in the original EDGAR submission) in quarterly report on Form 10-Q (Commission file number 1-36502) dated August 6, 2025, and the same are hereby incorporated by reference.

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

(8) Commerce Bancshares, Inc. 2025 Compensatory Arrangements with CEO and Named Executive Officers were filed in current report on Form 8-K (Commission file number 1-36502) dated February 9, 2026, and the same is hereby incorporated by reference.

(9) Commerce Bancshares, Inc. Amended and Restated Equity Incentive Plan, amended and restated as of April 19, 2023, was filed in current report on Form 8-K (Commission file number 1-36502) dated April 25, 2023, and the same is hereby incorporated by reference.

(10) Form of Notice of Grant of Award and Award Agreement for Stock Appreciation Rights, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 7, 2014, and the same is hereby incorporated by reference.

(11) Form of Notice of Grant of Award and Award Agreement for Restricted Stock, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan, was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 21, 2019, and the same is hereby incorporated by reference.

(12) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Executive Officers, pursuant to the Commerce Bancshares, Inc. Equity Incentive Plan, was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 25, 2025, and the same is hereby incorporated by reference.

(13) Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Employees other than Executive Officers, pursuant to the Commerce Bancshares, Inc. Equity Incentive Plan, was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 25, 2025, and the same is hereby incorporated by reference.

(14) Form of Notice of Grant of Award and Award Agreement for Stock Appreciation Rights, pursuant to the Commerce Bancshares, Inc. Equity Incentive Plan, was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 25, 2025, and the same is hereby incorporated by reference.

(15) Form of Notice of Grant of Award Agreement for Performance Restricted Stock Units, pursuant to the Commerce Bancshares, Inc. Equity Incentive Plan.

(16) Form of Notice of Grant of Award Agreement for Restricted Stock Units, pursuant to the Commerce Bancshares, Inc. Equity Incentive Plan.

19 — Commerce Bancshares, Inc. Insider Trading Policy was filed in annual report on Form 10-K (Commission file number 1-36502) dated February 25, 2025, and the same is hereby incorporated by reference.

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

104 — Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.    FORM 10-K SUMMARY
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of February 2026.

COMMERCE BANCSHARES, INC.

By:	/s/ MARGARET M. ROWE
Margaret M. Rowe
Senior Vice President & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2026.

By:	/s/ JOHN W. KEMPER
John W. Kemper
Chief Executive Officer

By:	/s/ CHARLES G. KIM
Charles G. Kim
Chief Financial Officer

By:	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
(Chief Accounting Officer)

Terry D. Bassham
Blackford F. Brauer
W. Kyle Chapman
Karen L. Daniel
Timothy S. Dunn
June McAllister Fowler
David W. Kemper
John W. Kemper	All the Directors on the Board of Directors*
Alaina G. Macia
Benjamin F. Rassieur, III
Todd R. Schnuck
Christine B. Taylor

____________
*     The Directors of Registrant listed executed a power of attorney authorizing Margaret M. Rowe, their attorney-in-fact, to sign this report on their behalf.

By:	/s/ MARGARET M. ROWE
Margaret M. Rowe
Attorney-in-Fact