Form 10-Q
period 2026-03-31
COMMERCE BANCSHARES INC /MO/
filed 2026-05-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended March 31, 2026

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 5, 2026, the registrant had outstanding 145,777,158 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
	(In thousands)
ASSETS
Loans	$20,461,064	$17,771,263
Allowance for credit losses on loans	(198,605)	(179,468)
Net loans	20,262,459	17,591,795
Loans held for sale (including $1,657,000 and $4,028,000 of residential mortgage loans carried at fair value at March 31, 2026 and December 31, 2025, respectively)	2,081	4,329
Investment securities:
Available for sale debt, at fair value (amortized cost of $9,333,626,000 and $9,742,278,000 at
March 31, 2026 and December 31, 2025, respectively, and allowance for credit losses of $—
at both March 31, 2026 and December 31, 2025)	8,646,127	9,095,513
Trading debt	44,329	40,080
Equity	56,193	57,354
Other	248,339	230,459
Total investment securities	8,994,988	9,423,406
Federal funds sold	630	—
Securities purchased under agreements to resell	850,000	850,000
Interest earning deposits with banks	3,270,046	2,744,393
Cash and due from banks	572,588	803,239
Premises and equipment – net	527,211	485,700
Goodwill	253,805	146,539
Other intangible assets – net	145,985	13,311
Other assets	837,463	852,377
Total assets	$35,717,256	$32,915,089
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$8,058,024	$8,205,711
Savings, interest checking and money market	17,877,836	15,047,406
Certificates of deposit of less than $100,000	1,032,114	1,023,406
Certificates of deposit of $100,000 and over	1,416,345	1,363,053
Total deposits	28,384,319	25,639,576
Federal funds purchased and securities sold under agreements to repurchase	2,576,723	2,989,641
Other borrowings	8,045	12,798
Other liabilities	421,771	458,302
Total liabilities	31,390,858	29,100,317
Commerce Bancshares, Inc. shareholders’ equity:
Common stock, $5 par value
Authorized 190,000,000; issued 148,521,165 and 138,588,701 shares at March 31, 2026 and December 31, 2025, respectively	742,606	692,944
Capital surplus	3,986,353	3,522,292
Retained earnings	233,094	131,826
Treasury stock of 2,286,104 shares at March 31, 2026
and 876,521 shares at December 31, 2025, at cost	(120,692)	(48,001)
Accumulated other comprehensive income (loss)	(539,592)	(507,690)
Total Commerce Bancshares, Inc. shareholders' equity	4,301,769	3,791,371
Non-controlling interest	24,629	23,401
Total equity	4,326,398	3,814,772
Total liabilities and equity	$35,717,256	$32,915,089
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2026	2025
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$288,384	$254,194
Interest and fees on loans held for sale	29	23
Interest on investment securities	72,287	76,452
Interest on federal funds sold	7	29
Interest on securities purchased under agreements to resell	8,455	7,418
Interest on deposits with banks	27,345	26,249
Total interest income	396,507	364,365
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	58,557	52,403
Certificates of deposit of less than $100,000	8,083	8,932
Certificates of deposit of $100,000 and over	12,098	13,319
Interest on federal funds purchased	1,280	1,384
Interest on securities sold under agreements to repurchase	15,780	19,224
Interest on other borrowings	869	1
Total interest expense	96,667	95,263
Net interest income	299,840	269,102
Provision for credit losses	10,960	14,487
Net interest income after credit losses	288,880	254,615
NON-INTEREST INCOME
Trust fees	71,049	56,592
Bank card transaction fees	45,585	45,593
Deposit account charges and other fees	28,578	26,622
Consumer brokerage services	5,444	4,785
Capital market fees	5,338	5,112
Loan fees and sales	3,243	3,404
Other	16,614	16,841
Total non-interest income	175,851	158,949
INVESTMENT SECURITIES GAINS (LOSSES), NET	11,647	(7,591)
NON-INTEREST EXPENSE
Salaries and employee benefits	180,787	153,078
Data processing and software	38,328	32,238
Professional and other services	18,792	10,026
Net occupancy	15,308	14,020
Marketing	6,957	5,843
Equipment	5,671	5,248
Supplies and communication	5,238	5,046
Deposit insurance	3,914	3,744
Other	16,131	9,133
Total non-interest expense	291,126	238,376
Income before income taxes	185,252	167,597
Less income taxes	40,881	36,964
Net income	144,371	130,633
Less non-controlling interest expense (income)	2,748	(959)
Net income attributable to Commerce Bancshares, Inc.	$141,623	$131,592
Net income per common share — basic	$.96	$.93
Net income per common share — diluted	$.96	$.93
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2026	2025
	(Unaudited)
Net income	$144,371	$130,633
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale debt securities	(30,550)	118,288
Change in pension loss	103	172
Unrealized gains (losses) on cash flow hedge derivatives	(1,455)	5,875
Other comprehensive income (loss), net of tax	(31,902)	124,335
Comprehensive income (loss)	112,469	254,968
Less non-controlling interest (income) expense	2,748	(959)
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$109,721	$255,927
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2026 and 2025

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2025	$692,944	$3,522,292	$131,826	$(48,001)	$(507,690)	$23,401	$3,814,772
Net income			141,623			2,748	144,371
Other comprehensive income (loss)					(31,902)		(31,902)
Distributions to non-controlling interest						(1,520)	(1,520)
Acquisition of FineMark Holdings, Inc.	49,662	470,203					519,865
Purchases of treasury stock				(84,974)			(84,974)
Issuance under stock purchase and equity compensation plans		(12,284)		12,283			(1)
Stock-based compensation		6,142					6,142
Cash dividends paid on common stock ($0.275 per share)			(40,355)				(40,355)
Balance March 31, 2026	$742,606	$3,986,353	$233,094	$(120,692)	$(539,592)	$24,629	$4,326,398
Balance December 31, 2024	$676,054	$3,395,645	$45,494	$(48,401)	$(758,911)	$22,594	$3,332,475
Net Income			131,592			(959)	130,633
Other comprehensive income (loss)					124,335		124,335
Distributions to non-controlling interest						(1,020)	(1,020)
Purchases of treasury stock				(55,579)			(55,579)
Issuance under stock purchase and equity compensation plans		(18,111)		18,109			(2)
Stock-based compensation		4,426					4,426
Cash dividends paid on common stock ($.262 per share)			(36,866)				(36,866)
Balance March 31, 2025	$676,054	$3,381,960	$140,220	$(85,871)	$(634,576)	$20,615	$3,498,402
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2026	2025
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$144,371	$130,633
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,960	14,487
Provision for depreciation and amortization	21,006	13,721
Accretion of discount related to acquired loans	(6,913)	—
Amortization (accretion) of investment security premiums (discounts), net	(1,785)	(3,724)
Investment securities (gains) losses, net (A)	(11,647)	7,591
Net (gains) losses on sales of loans held for sale	(842)	(515)
Originations of loans held for sale	(34,175)	(22,626)
Proceeds from sales of loans held for sale	36,933	23,357
Net (increase) decrease in trading debt securities, excluding unsettled transactions	549,443	(21,277)
Stock-based compensation	6,142	4,426
(Increase) decrease in interest receivable	12,132	5,149
Increase (decrease) in interest payable	(2,323)	5,432
Increase (decrease) in income taxes payable	37,600	35,134
Other changes, net	(76,107)	(53,184)
Net cash provided by (used in) operating activities	684,795	138,604
INVESTING ACTIVITIES:
Cash received in acquisition	501,360	—
Proceeds from sales of investment securities (A)	17,662	6,757
Proceeds from maturities/pay downs of investment securities (A)	450,272	542,456
Purchases of investment securities (A)	(39,012)	(514,579)
Net (increase) decrease in loans	(67,168)	(170,573)
Securities purchased under agreements to resell	—	(350,000)
Repayments of securities purchased under agreements to resell	—	125,000
Purchases of premises and equipment	(6,371)	(12,586)
Sales of premises and equipment	2,471	100
Net cash provided by (used in) investing activities	859,214	(373,425)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(199,629)	774,974
Net increase (decrease) in certificates of deposit	(88,024)	(40,133)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(475,936)	(526,722)
FHLB short-term borrowings	250,000	—
Repayments of FHLB borrowings	(603,929)	—
Net increase (decrease) in other borrowings	(4,753)	17,687
Purchases of treasury stock	(84,260)	(55,184)
Cash dividends paid on common stock and distributions to non-controlling interest	(41,875)	(37,886)
Other, net	(1)	(2)
Net cash provided by (used in) financing activities	(1,248,407)	132,734
Increase (decrease) in cash, cash equivalents and restricted cash	295,602	(102,087)
Cash, cash equivalents and restricted cash at beginning of year	3,547,715	3,375,992
Cash, cash equivalents and restricted cash at March 31	$3,843,317	$3,273,905

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Three Months Ended March 31
(In thousands)	2026	2025
	(Unaudited)
Supplemental disclosures:
Income tax payments, net	$564	$562
Interest paid on deposits and borrowings	98,990	89,831
Non-cash activities:
Loans transferred to foreclosed real estate	—	449
Business combination:
Fair value of tangible assets acquired	3,327,074	—
Goodwill and other intangible assets	246,068	—
Fair value of liabilities assumed	3,549,295	—
Common stock issued	519,865	—
Fair value of equity interest in FineMark prior to acquisition	4,614	—
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $53 thousand at March 31, 2026. The Company had $52 thousand in restricted cash at March 31, 2025.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Effective January 1, 2026, the consolidated financial statements also include the accounts of FineMark Holdings, Inc. ("FineMark"), which was acquired by the Company as described in Note 2 "Acquisition" below, and is consolidated from the date of acquisition. Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2025 data to conform to current year presentation, and certain balances related to the FineMark Holdings, Inc. acquisition were reclassified to conform to the Company's financial statement presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the three month period ended March 31, 2026 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

The Company adopted ASU 2025-08 "Financial Instruments - Credit Losses (Topic 326): Purchased Loans" on January 1, 2026. This new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model (CECL). Under the ASU, the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan - similar to the model for purchased credit deteriorated assets. For these loans, the "day-one" credit loss estimate does not impact earnings immediately but is instead amortized over time as an adjustment to interest income. Subsequent changes in the allowance for credit losses are reported in earnings within provision for credit losses.

The following significant accounting policies have been updated or added since the Company's 2025 Annual Report on Form 10-K to reflect the adoption of ASU 2025-08.

Acquired loans - Purchased Credit Deteriorated
Loans acquired in a business combination are recognized on the acquisition date at their estimated fair value based on expected future cash flows discounted at a market-based rate of interest and inclusive of adjustments for credit risk, interest rate risk, liquidity, and other factors. Acquired loans that have experienced more-than-insignificant deterioration in credit quality since origination are classified as purchased credit deteriorated ("PCD") loans. An allowance for credit losses is established for the initial estimate of expected credit losses on PCD loans as of the acquisition date and recorded through a gross-up adjustment to the loan’s amortized cost basis.

Acquired loans - Purchased Seasoned Loans
Non-PCD loans acquired in a business combination are deemed purchased seasoned loans with an allowance for credit losses established for the initial estimate of expected credit losses as of the acquisition date and recorded through a gross-up adjustment to the loans’ amortized cost basis. See Note 2 “Acquisition” for additional information on loans acquired in a business combination.

2. Acquisition
On January 1, 2026, the Company completed its previously announced acquisition of FineMark Holdings, Inc., a bank holding company headquartered in Fort Myers, Florida, pursuant to the Agreement and Plan of Merger dated June 16, 2025. Immediately after the Merger, FineMark's wholly-owned subsidiary, FineMark National Bank & Trust, merged into the Bank, with the Bank continuing as the surviving bank.

Total purchase consideration for the acquisition was $519.9 million, consisting of 9.9 million shares of the Company's common stock (valued at the acquisition-date fair value of $52.34 per share), plus cash in lieu of fractional shares. Prior to the acquisition date, the Company held a non-controlling equity interest in FineMark, and in accordance with ASC 805, this previously held interest was remeasured to its acquisition-date fair value of $4.6 million. The total acquisition-date fair value of the business combination was $524.5 million, comprised of the $519.9 million of consideration transferred and the $4.6 million fair value of the Company's previously held equity interest.

Under the terms of the merger agreement, each outstanding FineMark common stock share was converted into .7245 shares of the Company's common stock, and each outstanding share of FineMark's preferred stock was converted into 36.3636 shares of FineMark common stock, prior to conversion into .7245 shares of the Company's common stock.

The acquisition of FineMark was accounted for as a business combination using the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Any necessary adjustments from preliminary estimates must be finalized within one year from the closing date of the acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Valuations subject to refinement include, but are not limited to, loans, certain deposits, the core deposit, customer relationship, trade name intangible assets, and certain other assets.

The following table provides the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed from FineMark as of January 1, 2026:

(In thousands)	Fair Value
Purchase consideration
Fair value of common stock issued	$519,865
Fair value of equity interest in FineMark held by the Company prior to acquisition	4,614
Cash for fractional shares	8
Fair value of total consideration	$524,487

Assets
Loans, net of allowance for credit losses on loans	$2,607,866
Trading securities	541,967
Other investments	27,180
Interest earning deposits with banks	483,821
Cash and due from banks	17,547
Premises and equipment	47,074
Identifiable intangible assets	138,082
Other assets	102,979
Total assets acquired	$3,966,516

Liabilities
Non-interest bearing deposits	$425,140
Interest-bearing deposits	2,684,381
Repurchase agreements	63,018
Other borrowings	351,458
Other liabilities	25,298
Total liabilities assumed	$3,549,295

Preliminary fair value of net assets acquired	$417,221
Preliminary goodwill	107,266

In connection with the acquisition, the Company recorded preliminary goodwill of $107.3 million, none of which is expected to be deductible for tax purposes. The preliminary goodwill is attributable to expected synergies and other factors to arise from the transaction. Information regarding the allocation of goodwill to the Company’s reportable segments as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 5 "Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements.

Loans
Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate and prepayment rate, term, amortization status and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered purchased credit deteriorated ("PCD"). For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on loans on the date of acquisition using the same methodology as other loans held-for-investment. The Company adopted ASU 2025-08 "Financial Instruments - Credit Losses (Topic 326): Purchased Loans" as of January 1, 2026. Accordingly, the initial estimate of expected credit losses recognized in the allowance for credit losses on loans included both PCD and non-PCD loans ("purchased seasoned loans").

The following table includes the fair value and unpaid principal balance of the acquired loans as of January 1, 2026:

(In thousands)	Unpaid principal balance	Premium / (discount)	Loans	Allowance for credit losses	Net loans
Purchased seasoned loans	$2,351,772	$(76,873)	$2,274,899	$(19,870)	$2,255,029
PCD loans	368,533	(12,738)	355,795	(2,958)	352,837
Total	$2,720,305	$(89,611)	$2,630,694	$(22,828)	$2,607,866

Investment securities
The investment securities acquired by the Company were classified by the Company as trading securities and were valued utilizing the actual sale prices for those securities, as all were sold promptly after the completion of the acquisition.

Interest earning deposits with banks and Cash and due from banks
The carrying amount of these assets was a reasonable estimate of fair value based on the short-term nature of these assets.

Core deposit intangible asset
Core deposit intangibles represent the value of relationships with deposit clients and the cost savings derived from available core deposits relative to an alternative funding source. The fair value of the core deposit intangible was estimated using a net cost savings method, a variation of the income approach. This approach considers expected client attrition rates, average life and balance inflation, alternative cost of funds, the interest cost and net maintenance cost associated with the client deposit base, and a discount rate used to discount the future economic benefits of the core deposit intangible asset to present value The core deposit intangible asset is being amortized using an accelerated methodology over 12 years based upon the period over which the estimated economic benefits are estimated to be received.

Customer relationship intangible asset
The fair value of the customer relationship intangible asset was determined using an income-based valuation approach, specifically the multi-period excess earnings method. The valuation reflects the present value of expected future cash flows derived from the acquired customer base, after considering expected customer attrition rates, projected earnings, contributory asset charges, and a discount rate reflecting market participant assumptions. The customer relationship intangible asset is being amortized using an accelerated methodology over 12 years based upon the period over which the estimated economic benefits are estimated to be received.

Deposits
The fair value for demand and savings deposits is the amount payable on demand at the acquisition date. The fair value for time deposits was valued using a discounted cash flow calculation that applied interest rates currently being offered to the contractual interest rates on such time deposits.

Other borrowings
The Company assumed FHLB debt of $351.5 million in its acquisition of FineMark and repaid that debt in January 2026. The fair value of FHLB debt assumed was valued using the actual payoff value as provided by the FHLB on January 1, 2026.

The results of FineMark are included in the results of the Company subsequent to the January 1, 2026. Transaction costs incurred after the acquisition date totaled $14.0 million, primarily in salaries and employee benefits and professional and other services in the Consolidated Statements of Income. Additional transaction and integration costs will be expensed in future periods as incurred.

The following table presents pro forma combined information as if FineMark had been acquired on January 1, 2025. These results combine the historical results of FineMark into the Company’s consolidated statement of income, and while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, the results do not necessarily reflect the results of operations that would have occurred had the acquisition taken place on January 1, 2025. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma combined amounts.

	Pro Forma Combined Results
	For the Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Total revenue *	$468,428	$455,698
Net Income	150,695	135,690
*Total revenue is comprised of net interest income and non-interest income.

The Company's results for the three months ended March 31, 2026 include the operating results of the acquired assets and assumed liabilities of FineMark subsequent to the acquisition on January 1, 2026. Due to the streamlining and integration of the operating activities into those of the Company post-acquisition, historical reporting for the former FineMark operations is impracticable, and thus disclosures of the revenue from the assets acquired and income before taxes are impracticable for the period subsequent to the acquisition.

3. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at March 31, 2026 and December 31, 2025 are as follows:

(In thousands)	March 31, 2026	December 31, 2025
Commercial:
Business	$6,750,356	$6,439,380
Real estate – construction and land	1,581,789	1,438,012
Real estate – business	4,059,539	3,674,567
Personal Banking:
Real estate – personal	4,407,606	3,053,435
Consumer	2,475,353	2,196,822
Revolving home equity	619,178	375,159
Consumer credit card	557,733	589,694
Overdrafts	9,510	4,194
Total loans	$20,461,064	$17,771,263

Accrued interest receivable totaled $78.9 million and $74.4 million at March 31, 2026 and December 31, 2025, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended March 31, 2026, the Company wrote-off accrued interest by reversing interest income of $39 thousand and $1.6 million in the Commercial and Personal Banking portfolios, respectively. For the three months ended March 31, 2025, the Company reversed $112 thousand and $1.7 million in the Commercial and Personal Banking portfolios, respectively.

At March 31, 2026, loans of $3.7 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.7 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at March 31, 2026 and December 31, 2025 are discussed below.

Key Assumption	March 31, 2026	December 31, 2025

Overall economic forecast	•Economy expected to slow but continue to expand •Slightly increased unemployment due to reduced hiring •Inflation remains elevated •Assumes conflict in the Middle East will deescalate in the near term	•Increased GDP due to expected increases in consumer spending •Stable unemployment •Higher rates and volatility are expected to continue
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables
•Unemployment rate ranges from 4.4% to 4.5% during the supportable forecast period
•Real GDP growth ranges from 1.9% to 2.4%
•Housing Price Index from 328.4 to 333.8
•Commercial Real Estate Price Index from 308.8 to 320.4
•CPI inflation rate from 2.8% to 3.9%

•Unemployment rate ranges from 4.3% to 4.5% during the supportable forecast period
•Real GDP growth ranges from 2.1% to 2.8%
•Housing Price Index from 324.9 to 329.7
•Commercial Real Estate Price Index from 292.5 to 305.6
•CPI inflation rate from 2.1% to 2.6%

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 9.4% to 24.6% for most loan pools •Consumer credit cards 67.1%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.7% to 24.7% for most loan pools •Consumer credit cards 66.9%
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

The current forecast includes projections on inflation, labor market trends, Federal Reserve monetary policy, business growth, and consumer spending. Economic, political, and social developments regionally, nationally, and even globally could significantly modify economic projections used in the estimation of the allowance for credit losses. The forecast assumes the conflict in the Middle East will de-escalate within the upcoming months and inflation trends are due to related higher energy prices. Uncertainty around increased unemployment and other negative economic trends is heightened.

Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating the allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types, and may have offsetting impacts to other changing variables and inputs.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments for the three months ended March 31, 2026 and 2025, respectively, follows:

	For the Three Months Ended March 31, 2026
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$116,865	$62,603	$179,468
Initial allowance for credit losses on purchased credit deteriorated loans at acquisition	1,533	1,424	2,957
Initial allowance for credit losses on purchased seasoned loans at acquisition	7,722	12,149	19,871
Provision for credit losses on loans	4,763	6,520	11,283
Deductions:
Loans charged off	5,799	11,418	17,217
Less recoveries on loans	153	2,090	2,243
Net loan charge-offs (recoveries)	5,646	9,328	14,974
Balance March 31, 2026	$125,237	$73,368	$198,605
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$16,539	$1,121	$17,660
Initial allowance for credit loss at acquisition	362	—	362
Provision for credit losses on unfunded lending commitments	(335)	12	(323)
Balance March 31, 2026	$16,566	$1,133	$17,699
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$141,803	$74,501	$216,304

	For the Three Months Ended March 31, 2025
(In thousands)	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$106,769	$55,973	$162,742
Provision for credit losses on loans	354	14,741	15,095
Deductions:
Loans charged off	726	12,567	13,293
Less recoveries on loans	303	2,184	2,487
Net loan charge-offs (recoveries)	423	10,383	10,806
Balance March 31, 2025	$106,700	$60,331	$167,031
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$17,887	$1,048	$18,935
Provision for credit losses on unfunded lending commitments	(840)	232	(608)
Balance March 31, 2025	$17,047	$1,280	$18,327
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$123,747	$61,611	$185,358

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2026 and December 31, 2025.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2026
Commercial:
Business	$6,745,956	$3,640	$559	$201	$6,750,356
Real estate – construction and land	1,581,250	361	178	—	1,581,789
Real estate – business	4,045,538	4,435	197	9,369	4,059,539
Personal Banking:
Real estate – personal	4,376,280	20,721	9,289	1,316	4,407,606
Consumer	2,452,149	20,337	2,867	—	2,475,353
Revolving home equity	614,338	3,453	1,353	34	619,178
Consumer credit card	542,359	6,993	8,381	—	557,733
Overdrafts	9,212	298	—	—	9,510
Total	$20,367,082	$60,238	$22,824	$10,920	$20,461,064
December 31, 2025
Commercial:
Business	$6,437,476	$1,241	$540	$123	$6,439,380
Real estate – construction and land	1,437,727	285	—	—	1,438,012
Real estate – business	3,636,517	23,265	—	14,785	3,674,567
Personal Banking:
Real estate – personal	3,021,212	19,450	11,931	842	3,053,435
Consumer	2,165,109	28,269	3,444	—	2,196,822
Revolving home equity	373,245	1,493	421	—	375,159
Consumer credit card	573,698	7,673	8,323	—	589,694
Overdrafts	3,787	407	—	—	4,194
Total	$17,648,771	$82,083	$24,659	$15,750	$17,771,263

At March 31, 2026, the Company had $9.1 million non-accrual loans that had no allowance for credit loss, compared to no non-accrual loans that had no allowance for credit loss at December 31, 2025. The Company did not record any interest income on non-accrual loans during the three months ended March 31, 2026 and 2025, respectively.

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

The risk category of loans in the Commercial portfolio as of March 31, 2026 and December 31, 2025 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2026
Business
Risk Rating:
Pass	$440,569	$1,543,502	$805,900	$543,237	$398,031	$548,931	$2,254,771	$6,534,941
Special mention	—	10,239	24	698	130	400	40,163	51,654
Substandard	—	22,070	19,481	3,867	14,975	3,480	99,687	163,560
Non-accrual	—	50	36	114	—	1	—	201
Total Business:	$440,569	$1,575,861	$825,441	$547,916	$413,136	$552,812	$2,394,621	$6,750,356
Gross write-offs for the three months ended March 31, 2026	$—	$—	$—	$32	$55	$24	$272	$383
Real estate-construction
Risk Rating:
Pass	$156,781	$548,196	$325,625	$252,478	$171,259	$6,032	$23,424	$1,483,795
Special mention	—	13,942	—	55,816	—	—	—	69,758
Substandard	—	—	—	2,340	25,896	—	—	28,236
Total Real estate-construction:	$156,781	$562,138	$325,625	$310,634	$197,155	$6,032	$23,424	$1,581,789
Gross write-offs for the three months ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Real estate-business
Risk Rating:
Pass	$329,613	$1,323,163	$424,020	$332,634	$527,246	$783,918	$166,110	$3,886,704
Special mention	—	43,408	9,899	1,403	2,382	66	3,832	60,990
Substandard	—	390	973	11,228	31,131	52,377	6,377	102,476
Non-accrual	—	—	—	—	124	9,245	—	9,369
Total Real estate-business:	$329,613	$1,366,961	$434,892	$345,265	$560,883	$845,606	$176,319	$4,059,539
Gross write-offs for the three months ended March 31, 2026	$—	$—	$—	$—	$—	$5,416	$—	$5,416
Commercial loans
Risk Rating:
Pass	$926,963	$3,414,861	$1,555,545	$1,128,349	$1,096,536	$1,338,881	$2,444,305	$11,905,440
Special mention	—	67,589	9,923	57,917	2,512	466	43,995	182,402
Substandard	—	22,460	20,454	17,435	72,002	55,857	106,064	294,272
Non-accrual	—	50	36	114	124	9,246	—	9,570
Total Commercial loans:	$926,963	$3,504,960	$1,585,958	$1,203,815	$1,171,174	$1,404,450	$2,594,364	$12,391,684
Gross write-offs for the three months ended March 31, 2026	$—	$—	$—	$32	$55	$5,440	$272	$5,799

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2025
Business
Risk Rating:
Pass	$1,704,299	$847,973	$568,361	$416,732	$252,398	$336,662	$2,129,247	$6,255,672
Special mention	13,410	4,149	2,661	1,536	893	1,375	47,568	71,592
Substandard	96	619	4,713	15,957	4,016	519	86,073	111,993
Non-accrual	—	49	32	42	—	—	—	123
Total Business:	$1,717,805	$852,790	$575,767	$434,267	$257,307	$338,556	$2,262,888	$6,439,380
Gross write-offs for the year ended December 31, 2025	$—	$389	$116	$165	$2	$10	$1,423	$2,105
Real estate-construction
Risk Rating:
Pass	$450,046	$283,778	$379,456	$239,314	$3,857	$2,860	$18,109	$1,377,420
Special mention	14,104	—	—	—	—	—	—	14,104
Substandard	—	—	2,365	25,875	18,248	—	—	46,488
Total Real estate-construction:	$464,150	$283,778	$381,821	$265,189	$22,105	$2,860	$18,109	$1,438,012
Gross write-offs for the year ended December 31, 2025	$—	$40	$—	$—	$—	$—	$—	$40
Real estate- business
Risk Rating:
Pass	$1,334,661	$426,130	$309,409	$462,953	$359,933	$389,275	$166,209	$3,448,570
Special mention	58,905	27,423	3,572	12,221	965	1,965	31	105,082
Substandard	—	1,884	6,646	26,960	13,423	50,821	6,396	106,130
Non-accrual	—	—	—	124	153	14,508	—	14,785
Total Real-estate business:	$1,393,566	$455,437	$319,627	$502,258	$374,474	$456,569	$172,636	$3,674,567
Gross write-offs for the year ended December 31, 2025	$—	$—	$400	$—	$—	$—	$—	$400
Commercial loans
Risk Rating:
Pass	$3,489,006	$1,557,881	$1,257,226	$1,118,999	$616,188	$728,797	$2,313,565	$11,081,662
Special mention	86,419	31,572	6,233	13,757	1,858	3,340	47,599	190,778
Substandard	96	2,503	13,724	68,792	35,687	51,340	92,469	264,611
Non-accrual	—	49	32	166	153	14,508	—	14,908
Total Commercial loans:	$3,575,521	$1,592,005	$1,277,215	$1,201,714	$653,886	$797,985	$2,453,633	$11,551,959
Gross write-offs for the year ended December 31, 2025	$—	$429	$516	$165	$2	$10	$1,423	$2,545

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of March 31, 2026 and December 31, 2025 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2026
Real estate-personal
Current to 90 days past due	$153,432	$630,463	$427,638	$462,502	$611,820	$2,100,252	$10,894	$4,397,001
Over 90 days past due	—	—	480	1,610	2,614	4,585	—	9,289
Non-accrual	—	—	3	—	—	1,313	—	1,316
Total Real estate-personal:	$153,432	$630,463	$428,121	$464,112	$614,434	$2,106,150	$10,894	$4,407,606
Gross write-offs for the three months ended March 31, 2026	$—	$—	$—	$—	$—	$7	$—	$7
Consumer
Current to 90 days past due	$136,277	$492,593	$212,510	$218,205	$122,293	$141,885	$1,148,723	$2,472,486
Over 90 days past due	—	266	304	306	146	214	1,631	2,867
Total Consumer:	$136,277	$492,859	$212,814	$218,511	$122,439	$142,099	$1,150,354	$2,475,353
Gross write-offs for the three months ended March 31, 2026	$—	$412	$593	$580	$256	$138	$584	$2,563
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$617,791	$617,791
Over 90 days past due	—	—	—	—	—	—	1,353	1,353
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$619,178	$619,178
Gross write-offs for the three months ended March 31, 2026	$—	$—	$—	$—	$—	$—	$7	$7
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$549,352	$549,352
Over 90 days past due	—	—	—	—	—	—	8,381	8,381
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$557,733	$557,733
Gross write-offs for the three months ended March 31, 2026	$—	$—	$—	$—	$—	$—	$8,214	$8,214
Overdrafts
Current to 90 days past due	$9,510	$—	$—	$—	$—	$—	$—	$9,510
Total Overdrafts:	$9,510	$—	$—	$—	$—	$—	$—	$9,510
Gross write-offs for the three months ended March 31, 2026	$628	$—	$—	$—	$—	$—	$—	$628
Personal banking loans
Current to 90 days past due	$299,219	$1,123,056	$640,148	$680,707	$734,113	$2,242,137	$2,326,760	$8,046,140
Over 90 days past due	—	266	784	1,916	2,760	4,799	11,365	21,890
Non-accrual	—	—	3	—	—	1,313	34	1,350
Total Personal banking loans:	$299,219	$1,123,322	$640,935	$682,623	$736,873	$2,248,249	$2,338,159	$8,069,380
Gross write-offs for the three months ended March 31, 2026	$628	$412	$593	$580	$256	$145	$8,805	$11,419

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2025
Real estate-personal
Current to 90 days past due	$386,816	$312,902	$335,950	$360,793	$438,586	$1,196,850	$8,765	$3,040,662
Over 90 days past due	—	570	1,581	3,581	1,820	4,379	—	11,931
Non-accrual	—	—	—	—	102	740	—	842
Total Real estate-personal:	$386,816	$313,472	$337,531	$364,374	$440,508	$1,201,969	$8,765	$3,053,435
Gross write-offs for the year ended December 31, 2025	$—	$47	$65	$416	$48	$29	$—	$605
Consumer
Current to 90 days past due	$520,170	$242,791	$237,779	$132,942	$93,343	$62,726	$903,627	$2,193,378
Over 90 days past due	187	387	406	276	117	195	1,876	3,444
Total Consumer:	$520,357	$243,178	$238,185	$133,218	$93,460	$62,921	$905,503	$2,196,822
Gross write-offs for the year ended December 31, 2025	$894	$3,862	$2,948	$1,705	$720	$359	$2,032	$12,520
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$374,738	$374,738
Over 90 days past due	—	—	—	—	—	—	421	421
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$375,159	$375,159
Gross write-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$15	$15
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$581,371	$581,371
Over 90 days past due	—	—	—	—	—	—	8,323	8,323
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$589,694	$589,694
Gross write-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$31,833	$31,833
Overdrafts
Current to 90 days past due	$4,194	$—	$—	$—	$—	$—	$—	$4,194
Total Overdrafts:	$4,194	$—	$—	$—	$—	$—	$—	$4,194
Gross write-offs for the year ended December 31, 2025	$2,522	$—	$—	$—	$—	$—	$—	$2,522
Personal banking loans
Current to 90 days past due	$911,180	$555,693	$573,729	$493,735	$531,929	$1,259,576	$1,868,501	$6,194,343
Over 90 days past due	187	957	1,987	3,857	1,937	4,574	10,620	24,119
Non-accrual	—	—	—	—	102	740	—	842
Total Personal banking loans:	$911,367	$556,650	$575,716	$497,592	$533,968	$1,264,890	$1,879,121	$6,219,304
Gross write-offs for the year ended December 31, 2025	$3,416	$3,909	$3,013	$2,121	$768	$388	$33,880	$47,495

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2026 and December 31, 2025.

(In thousands)	Real Estate	Total
March 31, 2026
Commercial:
Real estate - business	$9,092	$9,092
Total	$9,092	$9,092
December 31, 2025
Commercial:
Real estate - business	$14,508	$14,508
Total	$14,508	$14,508

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

The following tables present the amortized cost at March 31, 2026 of loans that were modified during the three months ended March 31, 2026 and the amortized cost at March 31, 2025 of loans that were modified during the three months ended March 31, 2025.

	For the Three Months Ended March 31, 2026
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Total Loan Category
March 31, 2026
Commercial:
Business	$62,272	$—	$—	$62,272	0.9%
Real estate – construction and land	2,340	—	—	2,340	0.1
Real estate – business	533	—	—	533	—
Personal Banking:
Real estate – personal	—	801	—	801	—
Consumer	—	—	22	22	—
Consumer credit card	—	—	902	902	0.2
Total	$65,145	$801	$924	$66,870	0.3%

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Total Loan Category
March 31, 2025
Commercial:
Business	$54,539	$—	$—	$54,539	0.9%
Real estate – business	76,958	—	—	76,958	2.1
Personal Banking:
Real estate – personal	—	3,884	—	3,884	0.1
Consumer	—	—	67	67	—
Consumer credit card	—	—	880	880	0.2
Total	$131,497	$3,884	$947	$136,328	0.8%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three months ended March 31, 2026 and March 31, 2025.

Term Extension
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Commercial:
Business	Extended maturity by a weighted average of 11 months.	Extended maturity by a weighted average of 7 months.
Real estate – construction and land	Extended maturity by a weighted average of 11 months.	---
Real estate – business	Extended maturity by a weighted average of 8 months.	Extended maturity by a weighted average of 18 months.

Payment Delay
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 26 years.	Deferred certain payments by a weighted average of 16 years.
Consumer	Deferred certain payments by a weighted average of 26 years.	---

Interest Rate Reduction
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Personal Banking:
Consumer	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.
Consumer credit card	Reduced contractual interest rate from average 22% to 6%.	Reduced contractual interest rate from average 21% to 6%.

The Company had commitments of $13.3 million and $11.4 million at March 31, 2026 and December 31, 2025, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at March 31, 2026 of loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2026 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at March 31, 2025 of loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2025 and had been modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Three Months Ended March 31, 2026
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
March 31, 2026
Commercial:
Real estate – business	$9,093	$—	$—	$—	$9,093
Personal Banking:
Real estate – personal	—	144	—	—	144
Consumer	—	34	8	—	42
Consumer credit card	—	—	276	—	276
Total	$9,093	$178	$284	$—	$9,555

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
March 31, 2025
Commercial:
Real estate – business	$14,667	$—	$—	$—	$14,667
Personal Banking:
Real estate – personal	—	1,762	—	—	1,762
Consumer	—	—	33	—	33
Consumer credit card	—	—	218	—	218
Total	$14,667	$1,762	$251	$—	$16,680

The following tables present the amortized cost basis at March 31, 2026 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months as well as the amortized cost basis at March 31, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the 12 months preceding March 31, 2025.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
March 31, 2026
Commercial:
Business	$90,748	$200	$—	$90,948
Real estate – construction and land	2,340	—	—	2,340
Real estate – business	2,260	—	9,092	11,352
Personal Banking:
Real estate – personal	5,808	1,705	144	7,657
Consumer	93	4	45	142
Consumer credit card	2,368	420	274	3,062
Total	$103,617	$2,329	$9,555	$115,501

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
March 31, 2025
Commercial:
Business	$89,831	$44	$—	$89,875
Real estate – business	124,311	124	14,667	139,102
Personal Banking:
Real estate – personal	7,008	2,762	1,763	11,533
Consumer	852	17	33	902
Consumer credit card	2,418	445	218	3,081
Total	$224,420	$3,392	$16,681	$244,493

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 12. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At March 31, 2026, the fair value of these loans was $1.7 million, and the unpaid principal balance was $1.6 million.

At March 31, 2026, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $678 thousand and $1.2 million at March 31, 2026 and December 31, 2025, respectively, and included in those amounts were $678 thousand and $1.0 million at March 31, 2026 and December 31, 2025, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $2.8 million and $2.3 million at March 31, 2026 and December 31, 2025. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

4. Investment Securities
Investment securities consisted of the following at March 31, 2026 and December 31, 2025.

(In thousands)	March 31, 2026	December 31, 2025
Available for sale debt securities	$8,646,127	$9,095,513
Trading debt securities	44,329	40,080
Equity securities:
Readily determinable fair value	46,193	47,551
No readily determinable fair value	10,000	9,803
Other:
Federal Reserve Bank stock	54,434	35,918
Federal Home Loan Bank stock	10,141	10,198
Private equity investments	183,764	184,343
Total investment securities (1)	$8,994,988	$9,423,406
(1)Accrued interest receivable totaled $36.4 million and $42.0 million at March 31, 2026 and December 31, 2025, respectively, and was included within other assets on the consolidated balance sheets.

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

Equity Securities
The Company’s equity securities portfolio includes mutual funds and common stock with readily determinable fair values as well as equity securities with no readily determinable fair value. The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. At March 31, 2026, this portfolio included the Company’s 411,723 shares of Visa Inc. (“Visa”) Class B-2 common stock, which are held by Commerce Bancshares, Inc. and were acquired by participating in a public exchange offer by Visa in 2024 (2024 Exchange Offer). At March 31, 2026, the Company’s Visa Class B-2 shares are carried at cost, which is $0, as the Company elected the measurement alternative approach for these shares and there have not been observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa Class B-2 shares held by the Company.

As a condition of participating in the 2024 Exchange Offer, the Company entered into a Makewhole Agreement (2024 Makewhole Agreement) with Visa that provides for cash payments to Visa to the extent (if any) that future adjustments to the conversion ratio for the Visa Class B-2 common stock to Class A common stock cause such ratio to fall below zero. Changes to the conversion ratio occur when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain covered litigation that pre-dated Visa’s initial public offering, for which Visa had been effectively indemnified by Visa USA members through reductions to the conversion ratio for its Class B-1 common stock. The purpose of the 2024 Makewhole Agreement was to preserve the economic benefit of these adjustments to the Class B-1 conversion ratio for the benefit of Visa’s Class A and Class C common stockholders following the exchange. As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 8, 2024, publicly filed with the U. S. Securities and Exchange Commission, both the Makewhole Agreement and the related escrow fund and transfer restrictions on Visa’s Class B-1 common stock and the new Class B-2 common stock will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B-2 common stock will be convertible into shares of its Class A common stock at the then-applicable conversion ratio.

Available for sale debt securities portfolio
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of March 31, 2026 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$422,299	$423,185
After 1 but within 5 years	1,704,983	1,707,211
After 5 but within 10 years	913,297	910,616
After 10 years	106,606	106,281
Total U.S. government and federal agency obligations	3,147,185	3,147,293
Government-sponsored enterprise obligations:
After 1 but within 5 years	3,962	3,737
After 5 but within 10 years	30,816	26,321
After 10 years	19,821	13,927
Total government-sponsored enterprise obligations	54,599	43,985
State and municipal obligations:
Within 1 year	55,782	55,348
After 1 but within 5 years	428,431	409,208
After 5 but within 10 years	116,777	103,102
After 10 years	104,874	87,166
Total state and municipal obligations	705,864	654,824
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,701,146	3,123,669
Non-agency mortgage-backed securities	446,168	414,777
Asset-backed securities	1,104,943	1,093,819
Total mortgage and asset-backed securities	5,252,257	4,632,265
Other debt securities:
Within 1 year	8,021	7,924
After 1 but within 5 years	59,891	55,915
After 5 but within 10 years	81,872	80,151
After 10 years	23,937	23,770
Total other debt securities	173,721	167,760
Total available for sale debt securities	$9,333,626	$8,646,127

Investments in U.S. government and federal agency obligations include U.S. Treasury inflation-protected securities, which totaled $380.7 million, at fair value, at March 31, 2026. Interest earned on these securities increases with inflation and decreases with deflation, as measured by the non-seasonally adjusted Consumer Price Index (CPI-U). At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal.

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

At March 31, 2026, the fair value of securities on this watch list was $970.5 million compared to $896.7 million at December 31, 2025. Almost all of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the increase in interest rates since their purchase and were analyzed outside of the cash flow model. At March 31, 2026, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of March 31, 2026, the Company did not identify any securities for which a credit loss exists, and for the three months ended March 31, 2026 and 2025, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at March 31, 2026 and December 31, 2025. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At March 31, 2026, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
U.S. government and federal agency obligations	$1,321,452	$9,277	$190,275	$7,123	$1,511,727	$16,400
Government-sponsored enterprise obligations	—	—	43,985	10,614	43,985	10,614
State and municipal obligations	30,515	118	614,192	50,935	644,707	51,053
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,670	47	3,047,265	578,793	3,050,935	578,840
Non-agency mortgage-backed securities	—	—	401,037	31,665	401,037	31,665
Asset-backed securities	68,558	181	514,421	16,102	582,979	16,283
Total mortgage and asset-backed securities	72,228	228	3,962,723	626,560	4,034,951	626,788
Other debt securities	18,832	10	93,283	6,578	112,115	6,588
Total	$1,443,027	$9,633	$4,904,458	$701,810	$6,347,485	$711,443
December 31, 2025
U.S. government and federal agency obligations	$612,167	$2,620	$314,006	$8,244	$926,173	$10,864
Government-sponsored enterprise obligations	—	—	44,712	10,239	44,712	10,239
State and municipal obligations	12,157	18	636,492	50,323	648,649	50,341
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,437	30	3,148,627	565,056	3,151,064	565,086
Non-agency mortgage-backed securities	—	—	421,508	31,942	421,508	31,942
Asset-backed securities	32,875	36	546,984	16,925	579,859	16,961
Total mortgage and asset-backed securities	35,312	66	4,117,119	613,923	4,152,431	613,989
Other debt securities	—	—	110,038	6,661	110,038	6,661
Total	$659,636	$2,704	$5,222,367	$689,390	$5,882,003	$692,094

The entire available for sale debt portfolio included $6.3 billion of securities that were in a loss position at March 31, 2026, compared to $5.9 billion at December 31, 2025. The total amount of unrealized loss on these securities was $711.4 million at March 31, 2026, an increase of $19.3 million compared to the unrealized loss at December 31, 2025.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at March 31, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
U.S. government and federal agency obligations	$3,147,185	$16,508	$(16,400)	$—	$3,147,293
Government-sponsored enterprise obligations	54,599	—	(10,614)	—	43,985
State and municipal obligations	705,864	13	(51,053)	—	654,824
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,701,146	1,363	(578,840)	—	3,123,669
Non-agency mortgage-backed securities	446,168	274	(31,665)	—	414,777
Asset-backed securities	1,104,943	5,159	(16,283)	—	1,093,819
Total mortgage and asset-backed securities	5,252,257	6,796	(626,788)	—	4,632,265
Other debt securities	173,721	627	(6,588)	—	167,760
Total	$9,333,626	$23,944	$(711,443)	$—	$8,646,127
December 31, 2025
U.S. government and federal agency obligations	$3,257,561	$32,403	$(10,864)	$—	$3,279,100
Government-sponsored enterprise obligations	54,951	—	(10,239)	—	44,712
State and municipal obligations	715,037	37	(50,341)	—	664,733
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,786,811	1,380	(565,086)	—	3,223,105
Non-agency mortgage-backed securities	467,200	430	(31,942)	—	435,688
Asset-backed securities	1,269,503	9,503	(16,961)	—	1,262,045
Total mortgage and asset-backed securities	5,523,514	11,313	(613,989)	—	4,920,838
Other debt securities	191,215	1,576	(6,661)	—	186,130
Total	$9,742,278	$45,329	$(692,094)	$—	$9,095,513

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2026	2025
Proceeds from sales of securities:
Other investments	$17,662	$6,757
Total proceeds	$17,662	$6,757

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$—	$4
Equity securities:
Gains (losses) on equity securities, net	160	(97)
Other:
Gains realized on sales	597	1,071
Losses realized on sales	—	(44)
Fair value adjustments, net	10,890	(8,525)
Total investment securities gains (losses), net	$11,647	$(7,591)

Net gains on investment securities for the three months ended March 31, 2026 were mainly comprised of net gains in fair value of $10.9 million on private equity investments.

Pledged securities
At March 31, 2026, securities totaling $6.7 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $7.3 billion at December 31, 2025. Excluding obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of shareholders’ equity.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2026				December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$72,581	$(8,031)	$—	$64,550	$5,550	$(5,427)	$—	$123
Trade name	5,550	(277)	—	5,273	—	—	—	—
Customer relationships	65,500	(2,519)	—	62,981	—	—	—	—
Mortgage servicing rights	13,929	(4,348)	—	9,581	13,805	(4,217)	—	9,588
Total	$157,560	$(15,175)	$—	$142,385	$19,355	$(9,644)	$—	$9,711

Aggregate amortization expense on intangible assets was $5.7 million and $338 thousand for the three month periods ended March 31, 2026 and 2025, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2026. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2026	$22,722
2027	20,875
2028	19,037
2029	17,243
2030	15,456

Changes in the carrying amount of goodwill and other intangible assets for the three month period ended March 31, 2026 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Trade Name	Customer Relationships	Mortgage Servicing Rights
Balance January 1, 2026	$146,539	$3,600	$123	$—	$—	$9,588
Acquisition	107,266	—	67,032	5,550	65,500	—
Originations, net of disposals	—	—	—	—	—	284
Amortization	—	—	(2,605)	(277)	(2,519)	(291)
Balance March 31, 2026	$253,805	$3,600	$64,550	$5,273	$62,981	$9,581

The Company added $107.3 million of goodwill related to the FineMark acquisition in the first quarter of 2026. The goodwill was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date and is subject to change as additional information becomes available during the measurement period. Goodwill related to the FineMark acquisition was allocated entirely to the Company's Wealth segment. Goodwill allocated to the Company’s operating segments at March 31, 2026 and December 31, 2025 is shown below.

(In thousands)	March 31, 2026	December 31, 2025
Retail banking segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	108,012	746
Total goodwill	$253,805	$146,539

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2026, that net liability was $4.4 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $682.6 million at March 31, 2026.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at March 31, 2026, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 to 11 years. At March 31, 2026, the fair value of the Company's guarantee liabilities for RPAs was $58 thousand, and the notional amount of the underlying swaps was $271.2 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

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

The following table provides the components of lease income.

	For the Three Months Ended March 31
(in thousands)	2026	2025
Direct financing and sales-type leases	$10,130	$9,843
Operating leases	5,080	4,297
Total lease income	$15,210	$14,140

8. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2026	2025
Service cost	$145	$136
Interest cost on projected benefit obligation	971	1,073
Expected return on plan assets	(975)	(980)
Amortization of unrecognized net loss (gain)	138	229
Net periodic pension cost	$279	$458

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first three months of 2026, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

9. Common Stock *
Presented below is a summary of the components used to calculate basic and diluted income per share. The Company applies the two-class method of computing income per share, as nonvested restricted stock awards that pay nonforfeitable common stock dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the nonvested restricted stock awards and for common stock. Income per share attributable to common stock is shown in the table below. Nonvested share-based awards are further discussed in Note 14.

	For the Three Months Ended March 31
(In thousands, except per share data)	2026	2025
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$141,623	$131,592
Less income allocated to nonvested restricted stock awards	1,314	1,259
Net income allocated to common stock	$140,309	$130,333
Weighted average common shares outstanding	145,786	139,563
Basic income per common share	$.96	$.93
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$141,623	$131,592
Less income allocated to nonvested restricted stock awards	1,313	1,258
Net income allocated to common stock	$140,310	$130,334
Weighted average common shares outstanding	145,786	139,563
Net effect of assumed exercise of stock appreciation rights and restricted stock units - based on the treasury stock method using the average market price for the respective periods	71	162
Weighted average diluted common shares outstanding	145,857	139,725
Diluted income per common share	$.96	$.93

Unexercised stock appreciation rights of 439 thousand and 167 thousand for the three month periods ended March 31, 2026 and 2025, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive. Nonvested time-vested restricted stock units of 42 thousand for the three month period ended March 31, 2026 were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

* All prior year share and per share amounts in this note have been restated for the 5% common stock dividend distributed in December 2025.

10. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. Information about unrealized gains and losses on securities can be found in Note 4, and information about unrealized gains and losses on cash flow hedge derivatives is located in Note 12.

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2026	$(485,071)	$(9,623)	$(12,996)	$(507,690)
Other comprehensive income (loss) before reclassifications to current earnings	(40,733)	—	(1,666)	(42,399)
Amounts reclassified to current earnings from accumulated other comprehensive income	—	138	(274)	(136)
Current period other comprehensive income (loss), before tax	(40,733)	138	(1,940)	(42,535)
Income tax (expense) benefit	10,183	(35)	485	10,633
Current period other comprehensive income (loss), net of tax	(30,550)	103	(1,455)	(31,902)
Balance March 31, 2026	$(515,621)	$(9,520)	$(14,451)	$(539,592)
Balance January 1, 2025	$(742,926)	$(12,059)	$(3,926)	$(758,911)
Other comprehensive income (loss) before reclassifications to current earnings	157,722	—	10,366	168,088
Amounts reclassified to current earnings from accumulated other comprehensive income	(4)	229	(2,533)	(2,308)
Current period other comprehensive income (loss), before tax	157,718	229	7,833	165,780
Income tax (expense) benefit	(39,430)	(57)	(1,958)	(41,445)
Current period other comprehensive income (loss), net of tax	118,288	172	5,875	124,335
Balance March 31, 2025	$(624,638)	$(11,887)	$1,949	$(634,576)
(1) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income to current earnings are included in "interest and fees on loans" in the consolidated statements of income.

11. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Retail Banking, Commercial and Wealth. The Retail Banking segment consists of various consumer loan and deposit products offered through its retail branch network of approximately 150 locations.  This segment also includes residential mortgage, indirect and other consumer loan financing businesses, along with debit and credit card loan and fee businesses.  The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, and international services, along with business and governmental deposit products and commercial cash management services.  This segment also includes both merchant and commercial bank card products as well as the Commercial Tradable Products division, which sells fixed income securities, underwrites municipal bonds, and provides securities safekeeping and accounting services to its business and correspondent bank customers.  The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management, and brokerage services.  This segment also provides various loan and deposit related services to its private banking customers.
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

(In thousands)	Retail Banking	Commercial	Wealth	Other/Elimination	Consolidated Totals
Three Months Ended March 31, 2026
Net interest income	$122,572	$133,601	$46,123	$(2,456)	$299,840
Provision for credit losses	(9,271)	(5,696)	2	4,005	(10,960)
Non-interest income	24,093	68,936	80,220	2,602	175,851
Investment securities gains (losses), net	—	—	—	11,647	11,647
Non-interest expense	(87,873)	(112,827)	(63,117)	(27,309)	(291,126)
Income before income taxes	$49,521	$84,014	$63,228	$(11,511)	$185,252
Three Months Ended March 31, 2025
Net interest income	$125,234	$133,266	$22,159	$(11,557)	$269,102
Provision for credit losses	(10,250)	(532)	—	(3,705)	(14,487)
Non-interest income	23,260	70,326	64,038	1,325	158,949
Investment securities gains (losses), net	—	—	—	(7,591)	(7,591)
Non-interest expense	(83,005)	(103,969)	(41,189)	(10,213)	(238,376)
Income before income taxes	$55,239	$99,091	$45,008	$(31,741)	$167,597

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

12. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. The Company's derivatives are not accounted for as accounting hedges except for the interest rate floors and one interest rate swap, as discussed below.

(In thousands)	March 31, 2026	December 31, 2025
Interest rate swaps	$2,063,942	$1,968,679
Interest rate floors	2,500,000	2,000,000
Interest rate caps	120,000	105,770
Credit risk participation agreements	473,785	474,951
Foreign exchange contracts	14,817	29,451
Mortgage loan commitments	5,252	6,297
Mortgage loan forward sale contracts	840	1,794
Forward TBA contracts	3,500	7,000
Total notional amount	$5,182,136	$4,593,942

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

At March 31, 2026, the Company had one interest rate swap with a notional amount of $100.0 million, which is designated as a fair value hedge of certain variable rate loans. This swap was acquired during the Company's acquisition of FineMark. Gains and losses on the derivative instrument, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying consolidated statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended March 31
(In thousands)	2026	2025
Gain (loss) on interest rate swaps	$299	$—
Gain (loss) on loans	(305)	—
Net impact of fair value hedging instruments	$(6)	$—

As of March 31, 2026, the Company held five interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.5 billion. Each of the five interest rate floors has a six-year term and a notional amount of $500.0 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031
3.00%	October 1, 2026	October 1, 2032

The premium paid for the floors totaled $102.2 million, including $11.9 million during the quarter ended March 31, 2026. At March 31, 2026, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 6.5 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of March 31, 2026, net deferred losses on the interest rate floors totaled $24.9 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of March 31, 2026, it is expected that $14.0 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of March 31, 2026, the total realized gains on the monetized cash flow hedges remaining in AOCI was $5.6 million (pre-tax), which will be reclassified into interest income over the next 9 months. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at March 31, 2026 that is expected to be reclassified into income within the next 12 months is $5.6 million.

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

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 16 on Fair Value Measurements.

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis on its consolidated balance sheets, and these are reported in other assets and other liabilities. In prior years, certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swap. There was no reduction to positive or negative fair values of cleared swaps at March 31, 2026 and December 31, 2025.

	Asset Derivatives		Liability Derivatives
	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2026	Dec. 31, 2025
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$42,788	$32,524	$—	$—
Interest rate swaps	$—	$—	$(318)	$—
Total derivatives designated as hedging instruments	$42,788	$32,524	$(318)	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$15,023	$18,294	$(15,023)	$(18,294)
Interest rate caps	7	2	(5)	(2)
Credit risk participation agreements	75	56	(58)	(77)
Foreign exchange contracts	371	396	(317)	(401)
Mortgage loan commitments	108	133	(2)	—
Mortgage loan forward sale contracts	6	15	—	—
Forward TBA contracts	21	1	(3)	(21)
Total derivatives not designated as hedging instruments	$15,611	$18,897	$(15,408)	$(18,795)
Total	$58,399	$51,421	$(15,726)	$(18,795)

The carrying amount of the underlying variable rate loans for the fair value hedge, which includes the unamortized discount or premium and the fair value adjustment, was $136.3 million as of March 31, 2026. The hedged item is presented in Loans within the balance sheet.

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended March 31, 2026
Derivatives in cash flow hedging relationships:
Interest rate floors	$(1,666)	$(3,410)	$1,744	Interest and fees on loans	$274	$3,969	$(3,695)
Total	$(1,666)	$(3,410)	$1,744	Total	$274	$3,969	$(3,695)
For the Three Months Ended March 31, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$10,366	$647	$9,719	Interest and fees on loans	$2,533	$6,697	$(4,164)
Total	$10,366	$647	$9,719	Total	$2,533	$6,697	$(4,164)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2026	2025
Derivatives and hedged instruments in fair value hedging relationships:
Interest rate swaps and hedged loans	Interest and fees on loans	$(6)	$—
Total		$(6)	$—
Derivative instruments:
Interest rate swaps	Other non-interest income	$97	$105
Interest rate caps	Other non-interest income	2	—
Credit risk participation agreements	Other non-interest income	(310)	(8)
Foreign exchange contracts	Other non-interest income	59	(32)
Mortgage loan commitments	Loan fees and sales	(28)	44
Mortgage loan forward sale contracts	Loan fees and sales	(9)	(10)
Forward TBA contracts	Loan fees and sales	19	(65)
Total		$(170)	$34

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
March 31, 2026
Assets:
Derivatives subject to master netting agreements	$58,214	$—	$58,214	$(6,851)	$(44,136)	$7,227
Derivatives not subject to master netting agreements	185	—	185
Total derivatives	$58,399	$—	$58,399
Liabilities:
Derivatives subject to master netting agreements	$15,399	$—	$15,399	$(6,851)	$(316)	$8,232
Derivatives not subject to master netting agreements	327	—	327
Total derivatives	$15,726	$—	$15,726
December 31, 2025
Assets:
Derivatives subject to master netting agreements	$51,217	$—	$51,217	$(10,642)	$(29,609)	$10,966
Derivatives not subject to master netting agreements	204	—	204
Total derivatives	$51,421	$—	$51,421
Liabilities:
Derivatives subject to master netting agreements	$18,400	$—	$18,400	$(10,642)	$—	$7,758
Derivatives not subject to master netting agreements	395	—	395
Total derivatives	$18,795	$—	$18,795

13. Resale and Repurchase Agreements
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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
March 31, 2026
Total resale agreements, subject to master netting arrangements	$850,000	$—	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,446,993	—	2,446,993	—	(2,446,993)	—
December 31, 2025
Total resale agreements, subject to master netting arrangements	$850,000	$—	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,861,016	—	2,861,016	—	(2,861,016)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at March 31, 2026 and December 31, 2025, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
March 31, 2026
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$646,958	$—	$—	$646,958
Government-sponsored enterprise obligations	10,523	—	—	10,523
Agency mortgage-backed securities	1,262,248	5,350	26,000	1,293,598
Non-agency mortgage-backed securities	21,179	—	—	21,179
Asset-backed securities	336,321	21,226	29,996	387,543
Other debt securities	87,192	—	—	87,192
Total repurchase agreements, gross amount recognized	$2,364,421	$26,576	$55,996	$2,446,993
December 31, 2025
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$503,061	$—	$—	$503,061
Government-sponsored enterprise obligations	10,539	—	—	10,539
Agency mortgage-backed securities	1,647,928	4,600	26,750	1,679,278
Non-agency mortgage-backed securities	21,970	—	—	21,970
Asset-backed securities	453,827	29,656	21,226	504,709
Other debt securities	141,459	—	—	141,459
Total repurchase agreements, gross amount recognized	$2,778,784	$34,256	$47,976	$2,861,016

14. Stock-Based Compensation
In accordance with the requirements of ASC 718-10-30-3 and 35-2, the Company measures the cost of stock-based compensation based on the grant-date fair value of the award, recognizing the cost over the requisite service period, which is generally the vesting period.

Beginning February 2026, the Company issued stock-based compensation in the form of time-vested restricted stock units (RSUs) and performance-vested restricted stock units (PSUs). The fair value of a PSU is estimated using a Monte Carlo simulation analysis while the fair value of a RSU is the common stock (CBSH) market price. Compensation expense for PSUs is recognized over the requisite service period based on the probable outcome of the performance conditions. RSUs and PSUs accrue forfeitable dividend equivalents which are paid in cash upon vesting. Dividend equivalents are included in compensation expense over the requisite service period. Prior to February 1, 2026, the Company issued stock-based compensation in the form of nonvested restricted stock awards and stock appreciation rights (SARs). The fair value of stock appreciation rights is estimated using the Black-Scholes option-pricing model while the fair value of a nonvested restricted stock award is the common stock (CBSH) market price. The expense recognized for stock-based compensation is included in salaries and employee benefits expense in the accompanying consolidated statements of income. The Company recognizes forfeitures as a reduction to expense only when they have occurred.

Historically, most of the awards have been issued during the first quarter of each year. Total stock-based compensation expense charged against income was $6.2 million and $4.4 million in the three months ended March 31, 2026 and 2025, respectively.

Restricted Stock Awards
Nonvested restricted stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2026, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	1,305,978	$55.11
Granted	206,153	53.81
Vested	(218,418)	57.12
Forfeited	(9,476)	53.44
Nonvested at March 31, 2026	1,284,237	$54.57

Time-Vested Restricted Stock Units and Performance-Vested Restricted Stock Units
RSUs generally vest after 3 to 4 years of continued service. PSUs are granted to key executives and vest at the end of a 3-year performance period. The number of shares ultimately earned is determined based on relative performance compared to peers over the performance period of the following equally weighted measures: Adjusted Return on Average Equity and Diluted EPS Growth. The earned PSU shares are further adjusted by a market condition modifier based on the Company's Total Shareholder Return relative to peers measured 3 years from the date of grant. RSUs and PSUs earn forfeitable cash dividend equivalents, which are paid in cash at the end of the vesting period, but do not carry voting rights.

The fair value of RSUs are based on the closing common stock (CBSH) market price on the date of grant. To measure the probability distribution of performance of the market condition, the fair value of PSUs are estimated based on a Monte Carlo simulation analysis. The Company engages a third-party valuation expert to perform the Monte Carlo simulation, and the assumptions used are shown in the table below.

A summary of the Company's time-vested restricted stock units and performance-vested restricted stock units as of March 31, 2026, and changes during the three month period ended, is presented below.

	Time-Vested Restricted Stock Units		Performance-Vested Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	—	$—	—	$—
Granted	283,820	52.09	95,266	52.68
Adjustment (1)	—	—	—	—
Vested	—	—	—	—
Forfeited	(34)	51.74	—	—
Nonvested at March 31, 2026	283,786	$52.09	95,266	$52.68
(1) Reflects the adjustment to target Granted PSUs, based on the current estimate of performance results.

The current year Monte Carlo assumptions are shown in the table below.

Fair value on valuation date	$52.68
Assumptions:
Dividend yield	—%
Historical volatility	25.7%
Risk-free interest rate	3.5%
Expected term	2.9 years

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

A summary of SAR activity during the first three months of 2026 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	850,956	$47.99
Granted	—	—
Forfeited	(972)	58.20
Expired	(1,220)	52.33
Exercised	(55,429)	27.25
Outstanding at March 31, 2026	793,335	$49.42	4.8 years	$2,622

15. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the three months ended March 31, 2026, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended March 31
(In thousands)	2026	2025
Trust fees	$71,049	$56,592
Bank card transaction fees	45,585	45,593
Deposit account charges and other fees	28,578	26,622
Consumer brokerage services	5,444	4,785
Other non-interest income	13,742	14,391
Total non-interest income from contracts with customers	164,398	147,983
Other non-interest income (1)	11,453	10,966
Total non-interest income	$175,851	$158,949
(1) This revenue is not within the scope of ASC 606, and includes fees relating to bond trading activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all debit and credit card fees were earned in the Retail Banking segment, while corporate card and merchant fees were earned in the Commercial segment. The Retail Banking and Commercial segments contributed approximately 28% and 72%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income were earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the three month periods ended March 31, 2026 and 2025 for the Company’s significant revenue from contracts with customers.

(In thousands)	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Bank card transaction fees	$14,331	$16,878	$14,538	$17,754
Trust fees	2,297	2,424	1,787	2,165
Deposit account charges and other fees	7,667	8,414	7,549	7,897

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
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Company's 2025 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the March 31, 2026 and December 31, 2025 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2026 or the year ended December 31, 2025.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Assets:
Residential mortgage loans held for sale	$1,657	$—	$1,657	$—
Available for sale debt securities:
U.S. government and federal agency obligations	3,147,293	3,147,293	—	—
Government-sponsored enterprise obligations	43,985	—	43,985	—
State and municipal obligations	654,824	—	653,874	950
Agency mortgage-backed securities	3,123,669	—	3,123,669	—
Non-agency mortgage-backed securities	414,777	—	414,777	—
Asset-backed securities	1,093,819	—	1,093,819	—
Other debt securities	167,760	—	167,760	—
Trading debt securities	44,329	13,233	31,096	—
Equity securities	46,193	46,193	—	—
Private equity investments	183,764	—	—	183,764
Derivatives *	58,399	—	58,216	183
Assets held in trust for deferred compensation plan	22,437	22,437	—	—
Total assets	9,002,906	3,229,156	5,588,853	184,897
Liabilities:
Derivatives *	15,726	—	15,666	60
Liabilities held in trust for deferred compensation plan	22,437	22,437	—	—
Total liabilities	$38,163	$22,437	$15,666	$60
December 31, 2025
Assets:
Residential mortgage loans held for sale	$4,028	$—	$4,028	$—
Available for sale debt securities:
U.S. government and federal agency obligations	3,279,100	3,279,100	—	—
Government-sponsored enterprise obligations	44,712	—	44,712	—
State and municipal obligations	664,733	—	663,781	952
Agency mortgage-backed securities	3,223,105	—	3,223,105	—
Non-agency mortgage-backed securities	435,688	—	435,688	—
Asset-backed securities	1,262,045	—	1,262,045	—
Other debt securities	186,130	—	186,130	—
Trading debt securities	40,080	13,215	26,865	—
Equity securities	47,551	47,551	—	—
Private equity investments	184,343	—	—	184,343
Derivatives *	51,421	—	51,232	189
Assets held in trust for deferred compensation plan	23,276	23,276	—	—
Total assets	9,446,212	3,363,142	5,897,586	185,484
Liabilities:
Derivatives *	18,795	—	18,718	77
Liabilities held in trust for deferred compensation plan	23,276	23,276	—	—
Total liabilities	$42,071	$23,276	$18,718	$77
* The fair value of each class of derivative is shown in Note 12.

The changes in the Company's Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended March 31, 2026
Balance January 1, 2026	$952	$184,343	$185,295
Total gains (losses) realized/unrealized:
Included in earnings	—	10,890	10,890
Included in other comprehensive income *	(3)	—	(3)
Discount accretion	1	—	1
Purchases of private equity investments	—	5,601	5,601
Sale/pay down of private equity investments	—	(17,088)	(17,088)
Capitalized interest/dividends	—	18	18
Balance at March 31, 2026	$950	$183,764	$184,714
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2026	$—	$10,890	$10,890
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2026	$(3)	$—	$(3)
For the three months ended March 31, 2025
Balance January 1, 2025	$964	$184,386	$185,350
Total gains (losses) realized/unrealized:
Included in earnings	—	(8,525)	(8,525)
Included in other comprehensive income *	(18)	—	(18)
Discount accretion	1	—	1
Purchases of private equity investments	—	5,698	5,698
Sale/pay down of private equity investments	—	(5,958)	(5,958)
Capitalized interest/dividends	—	17	17
Balance at March 31, 2025	$947	$175,618	$176,565
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2025	$—	$(8,525)	$(8,525)
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2025	$(18)	$—	$(18)
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Company's Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Investment Securities Gains (Losses), Net
For the three months ended March 31, 2026
Total gains or losses included in earnings	$10,890
Change in unrealized gains or losses relating to assets still held at March 31, 2026	$10,890
For the three months ended March 31, 2025
Total gains or losses included in earnings	$(8,525)
Change in unrealized gains or losses relating to assets still held at March 31, 2025	$(8,525)

Level 3 Inputs
The Company's Level 3 measurements at March 31, 2026, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.0	5.1
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first three months of 2026 and 2025, and still held as of March 31, 2026 and 2025, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2026 and 2025.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2026
Collateral dependent loans	$9,092	$—	$—	$9,092	$(3,719)

March 31, 2025
Collateral dependent loans	$3,940	$—	$—	$3,940	$(400)
Foreclosed assets	112	—	—	112	(55)

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at March 31, 2026 and December 31, 2025:

	Carrying Amount	Estimated Fair Value at March 31, 2026
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,750,356	$—	$—	$6,659,674	$6,659,674
Real estate - construction and land	1,581,789	—	—	1,552,932	1,552,932
Real estate - business	4,059,539	—	—	3,985,397	3,985,397
Real estate - personal	4,407,606	—	—	4,120,937	4,120,937
Consumer	2,475,353	—	—	2,456,330	2,456,330
Revolving home equity	619,178	—	—	604,966	604,966
Consumer credit card	557,733	—	—	507,590	507,590
Overdrafts	9,510	—	—	9,392	9,392
Total loans	20,461,064	—	—	19,897,218	19,897,218
Loans held for sale	2,081	—	2,081	—	2,081
Investment securities	8,984,988	3,206,719	5,528,980	249,289	8,984,988
Federal funds sold	630	630	—	—	630
Securities purchased under agreements to resell	850,000	—	—	862,125	862,125
Interest earning deposits with banks	3,270,046	3,270,046	—	—	3,270,046
Cash and due from banks	572,588	572,588	—	—	572,588
Derivative instruments	58,399	—	58,216	183	58,399
Assets held in trust for deferred compensation plan	22,437	22,437	—	—	22,437
Total	$34,222,233	$7,072,420	$5,589,277	$21,008,815	$33,670,512
Financial Liabilities
Non-interest bearing deposits	$8,058,024	$8,058,024	$—	$—	$8,058,024
Savings, interest checking and money market deposits	17,877,836	17,877,836	—	—	17,877,836
Certificates of deposit	2,448,459	—	—	2,477,568	2,477,568
Federal funds purchased	129,730	129,730	—	—	129,730
Securities sold under agreements to repurchase	2,446,993	—	—	2,449,446	2,449,446
Other borrowings	7,994	2,589	5,405	—	7,994
Derivative instruments	15,726	—	15,666	60	15,726
Liabilities held in trust for deferred compensation plan	22,437	22,437	—	—	22,437
Total	$31,007,199	$26,090,616	$21,071	$4,927,074	$31,038,761

	Carrying Amount	Estimated Fair Value at December 31, 2025
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,439,380	$—	$—	$6,367,754	$6,367,754
Real estate - construction and land	1,438,012	—	—	1,415,490	1,415,490
Real estate - business	3,674,567	—	—	3,628,499	3,628,499
Real estate - personal	3,053,435	—	—	2,815,384	2,815,384
Consumer	2,196,822	—	—	2,188,772	2,188,772
Revolving home equity	375,159	—	—	371,998	371,998
Consumer credit card	589,694	—	—	535,660	535,660
Overdrafts	4,194	—	—	4,045	4,045
Total loans	17,771,263	—	—	17,327,602	17,327,602
Loans held for sale	4,329	—	4,329	—	4,329
Investment securities	9,413,603	3,339,866	5,842,326	231,411	9,413,603
Securities purchased under agreements to resell	850,000	—	—	869,427	869,427
Interest earning deposits with banks	2,744,393	2,744,393	—	—	2,744,393
Cash and due from banks	803,239	803,239	—	—	803,239
Derivative instruments	51,421	—	51,232	189	51,421
Assets held in trust for deferred compensation plan	23,276	23,276	—	—	23,276
Total	$31,661,524	$6,910,774	$5,897,887	$18,428,629	$31,237,290
Financial Liabilities
Non-interest bearing deposits	$8,205,711	$8,205,711	$—	$—	$8,205,711
Savings, interest checking and money market deposits	15,047,406	15,047,406	—	—	15,047,406
Certificates of deposit	2,386,459	—	—	2,418,268	2,418,268
Federal funds purchased	128,625	128,625	—	—	128,625
Securities sold under agreements to repurchase	2,861,016	—	—	2,863,921	2,863,921
Other borrowings	12,739	12,739	—	—	12,739
Derivative instruments	18,795	—	18,718	77	18,795
Liabilities held in trust for deferred compensation plan	23,276	23,276	—	—	23,276
Total	$28,684,027	$23,417,757	$18,718	$5,282,266	$28,718,741

18. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at March 31, 2026, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2025 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be attained for any other period.

Acquisition
On January 1, 2026, the Company completed its previously announced acquisition of FineMark Holdings, Inc. ("FineMark"), a bank holding company headquartered in Fort Myers, Florida, pursuant to the Agreement and Plan of Merger dated June 16, 2025. Immediately after the merger, FineMark's wholly-owned subsidiary, FineMark National Bank & Trust, merged into the Bank, with the Bank continuing as the surviving bank. The acquisition added total assets of approximately $3.9 billion, including loans of $2.7 billion, total deposits of $3.1 billion, and assets under administration of $8.7 billion, as well as 13 banking offices in Florida, Arizona and South Carolina.

Visa Class B-2 common shares exchange offer
On April 13, 2026, Visa, Inc. (“Visa”) announced the commencement of a public offering to exchange Class B-2 common stock for a combination of shares of Class B-3 common stock and Class C common stock (“2026 Exchange Offer”). The Company tendered all of its Visa Class B-2 shares and is awaiting notification of acceptance of that tender and the closing of the 2026 Exchange Offer. If the Company’s tendered shares are accepted and the exchange occurs in the second quarter of 2026, the Company expects to record a significant gain during the second quarter of 2026 based on the conversion privilege of the Class C common stock and the closing price of Visa Class A common stock. A full description of the terms of the 2026 Exchange Offer is set forth in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 6, 2026, publicly filed with the U. S. Securities and Exchange Commission.

As described in Note 4 "Investment Securities," the Company previously entered into a Makewhole Agreement with Visa related to its participation in the 2024 Exchange Offer. In order to continue preserving the economic benefit of those same adjustments for Visa's Class A and Class C common stockholders in relation to the Class B-2 and Class B-3 conversion ratios following the 2026 Exchange Offer, and as a condition of participating in the 2026 Exchange Offer, the Company entered into a Makewhole Agreement (2026 Makewhole Agreement) with Visa that provides for similar cash payments to Visa under the same circumstances as described above for the 2024 Makewhole Agreement. As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 13, 2026, publicly filed with the U. S. Securities and Exchange Commission, both the 2026 Makewhole Agreement and the related escrow fund and transfer restrictions on Visa’s Class B-2 common stock and the new Class B-3 common stock will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B-3 common stock will be convertible into shares of its Class A common stock at the then-applicable conversion ratio. The 2026 Makewhole Agreement also includes limited transfer restrictions, such that the Company may only transfer up to one-third of the shares of Visa Class C common stock received in the exchange within the first 45 days following the 2026 Exchange Offer acceptance date, and may only transfer up to two-thirds of the Class C common stock received within the first 90 days following the 2026 Exchange Offer acceptance date.

Additionally, if the Company’s tendered shares are accepted and the exchange occurs in the second quarter of 2026, the Company may consider a plan to reposition a portion of its available for sale debt securities portfolio through the sale of securities, which may result in a significant loss during the second quarter of 2026. The timing and amount of the loss ultimately realized on the available for sale debt securities and the reinvestment assumptions may depend on many considerations, including market conditions, the amount of the gain recognized on the conversion privilege of the Visa shares, and other factors.

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area; changes in policies by regulatory agencies; governmental legislation and regulation; fluctuations in interest rates; changes in liquidity requirements; demand for loans in the Company's market area; changes in accounting and tax principle;, estimates made on income taxes; competition with other entities that offer financial services; cybersecurity threats; risks related to the merger with FineMark including, among others, (i) the Company's ability to promptly and effectively integrate the merger, (ii) diversion of management’s attention from ongoing business operations and opportunities, (iii) cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (iv) deposits attrition, customer or employee loss and/or revenue loss as a result of the merger, and (v) expenses related to the merger being greater than expected; and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2025 Annual Report on Form 10-K and Part II, Item 1A. - "Risk Factors" in this report.

Critical Accounting Estimates and Related Policies
The Company has identified certain policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates and related policies are the Company's allowance for credit losses and fair value measurement policies. A discussion of these estimates and related policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2025 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2025.

Selected Financial Data

	Three Months Ended March 31
	2026	2025
Per Share Data
Net income per common share — basic	$.96	$.93	*
Net income per common share — diluted	.96	.93	*
Cash dividends on common stock	.275	.262	*
Book value per common share	29.64	24.94	*
Market price	49.20	59.27	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	73.44%	69.38%
Non-interest bearing deposits to total deposits	28.43	29.36
Equity to loans (1)	21.37	19.56
Equity to deposits	15.69	13.57
Equity to total assets	12.29	10.71
Return on total assets	1.62	1.69
Return on equity	13.22	15.82
(Based on end-of-period data)
Non-interest income to revenue (2)	36.97	37.13
Efficiency ratio (3)	60.00	55.61
Tier I common risk-based capital ratio	17.09	16.86
Tier I risk-based capital ratio	17.09	16.86
Total risk-based capital ratio	17.90	17.65
Tangible common equity to tangible assets ratio (4)	11.07	10.33
Tier I leverage ratio	12.60	12.29
* Restated for the 5% stock dividend distributed in December 2025.
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

	March 31
(Dollars in thousands)	2026	2025
Total equity	$4,326,398	$3,498,402
Less non-controlling interest	24,629	20,615
Less goodwill	253,805	146,539
Less intangible assets*	136,404	3,825
Total tangible common equity (a)	$3,911,560	$3,327,423
Total assets	$35,717,256	$32,364,964
Less goodwill	253,805	146,539
Less intangible assets*	136,404	3,825
Total tangible assets (b)	$35,327,047	$32,214,600
Tangible common equity to tangible assets ratio (a)/(b)	11.07%	10.33%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2026	2025	Amount	% change
Net interest income (expense)	$299,840	$269,102	$30,738	11.4%
Provision for credit losses	(10,960)	(14,487)	(3,527)	(24.3)
Non-interest income	175,851	158,949	16,902	10.6
Investment securities gains (losses), net	11,647	(7,591)	19,238	N.M.
Non-interest expense	(291,126)	(238,376)	52,750	22.1
Income taxes	(40,881)	(36,964)	3,917	10.6
Non-controlling interest income (expense)	(2,748)	959	3,707	N.M.
Net income attributable to Commerce Bancshares, Inc.	$141,623	$131,592	10,031	7.6
N.M. - Not meaningful.

For the quarter ended March 31, 2026, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $141.6 million, an increase of $10.0 million, or 7.6%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.62%, the annualized return on average equity was 13.22%, and the efficiency ratio was 60.00%. Diluted earnings per common share was $.96 per share in the current quarter, an increase of 3.2% compared to $.93 per share in the first quarter of 2025, and decreased 5.0% compared to $1.01 per share in the previous quarter.

Compared to the first quarter of last year, net interest income increased $30.7 million, or 11.4%, mainly due to increases in interest income on loans and securities purchased under agreements to resell (“resale agreements”) of $34.2 million and $1.0 million, respectively, partly offset by a decrease in interest income on investment securities of $4.2 million. Interest expense on deposits increased $4.1 million, while interest expense on borrowings decreased $2.7 million. The provision for credit losses decreased $3.5 million compared to the same quarter in the prior year. Non-interest income increased $16.9 million, or 10.6%, compared to the first quarter of 2025, mainly due to increases in trust fees, deposit account fees and brokerage fees of $14.5 million, $2.0 million and $659 thousand, respectively. Net gains on investment securities totaled $11.6 million in the current quarter compared to net losses of $7.6 million in the same quarter of last year. Securities gains in the current quarter primarily resulted from net gains in fair value of $10.9 million recorded on private equity investments. Non-interest expense increased $52.8 million, or 22.1%, over the first quarter of 2025, mainly due to higher salaries and benefits expense of $27.7 million, primarily a result of onboarding FineMark team members and acquisition-related compensation payments. Professional and other services expense increased $8.8 million, which included $4.7 million in acquisition-related legal and professional services expense. Other non-interest expense increased $6.4 million, primarily due an increase of $5.4 million in intangible amortization expense related to the FineMark acquisition. Data processing expense expense increased $5.1 million compared to the same quarter of last year.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2026 vs. 2025
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable-equivalent basis:
Loans:
Business	$8,549	$(5,988)	$2,561
Real estate - construction and land	3,186	(2,784)	402
Real estate - business	5,478	(1,310)	4,168
Real estate - personal	14,471	5,923	20,394
Consumer	5,453	(1,872)	3,581
Revolving home equity	4,519	37	4,556
Consumer credit card	(161)	(1,173)	(1,334)
Overdrafts	—	—	—
Total interest on loans	41,495	(7,167)	34,328
Loans held for sale	12	(6)	6
Investment securities:
U.S. government and federal agency obligations	6,090	(3,799)	2,291
Government-sponsored enterprise obligations	(3)	(1)	(4)
State and municipal obligations	(480)	83	(397)
Mortgage-backed securities	(2,959)	354	(2,605)
Asset-backed securities	(3,878)	1,020	(2,858)
Other securities	390	(1,070)	(680)
Total interest on investment securities	(840)	(3,413)	(4,253)
Federal funds sold	(17)	(5)	(22)
Securities purchased under agreements to resell	574	463	1,037
Interest earning deposits with banks	6,696	(5,600)	1,096
Total interest income	47,920	(15,728)	32,192
Interest expense:
Deposits:
Savings	1	46	47
Interest checking and money market	8,951	(2,844)	6,107
Certificates of deposit of less than $100,000	602	(1,451)	(849)
Certificates of deposit of $100,000 and over	1,204	(2,425)	(1,221)
Total interest on deposits	10,758	(6,674)	4,084
Federal funds purchased	146	(250)	(104)
Securities sold under agreements to repurchase	(344)	(3,100)	(3,444)
Other borrowings	870	(2)	868
Total interest expense	11,430	$(10,026)	$1,404
Net interest income, fully taxable-equivalent basis	$36,490	$(5,702)	$30,788

Net interest income in the first quarter of 2026 was $299.8 million, an increase of $30.7 million over the first quarter of 2025. On a fully taxable-equivalent (FTE) basis, net interest income totaled $302.2 million in the first quarter of 2026, up $30.8 million over the same period last year and up $16.4 million over the previous quarter. The increase in net interest income compared to the first quarter of 2025 was mainly due to an increase in average loan balances in connection with the acquisition of FineMark on January 1, 2026. Accretion income on FineMark's loans resulting from purchase accounting adjustments totaled $6.9 million. Interest income earned on loans (FTE) increased over the same period in the prior year mainly due to higher average loan balances, partly offset by lower average rates earned. The decrease in total interest earned on investment securities (FTE) was mainly the result of lower average rates earned on U.S. government and federal agency obligations and lower average balances of asset-backed and mortgage-backed securities. The increase in deposit interest expense was mainly due to higher average balances, partly offset by lower average rates paid. Interest expense on securities sold under agreements to repurchase decreased mainly due to lower average rates paid. The Company's net yield on earning assets (FTE) was 3.59% in the current quarter compared to 3.56% in the first quarter of 2025.

Total interest income (FTE) increased $32.2 million over the first quarter of 2025. Interest income on loans (FTE) was $290.3 million during the first quarter of 2026, an increase of $34.3 million, or 13.4%, over the same quarter last year. The increase in loan interest income over the same quarter of last year was primarily due to growth of $3.1 billion, or 18.0%, in average loan balances and higher average rates earned on personal real estate loans. Most of the increase in interest income was due to the acquisition of FineMark, which added $2.7 billion in loan balances. The largest increase to interest income occurred in personal real estate loan interest, which grew $20.4 million due to a $1.4 billion, or 45.0%, increase in average balances coupled with a 54 basis point increase in the average rate earned. Revolving home equity loan interest income increased $4.6 million mainly due to a $252.4 million, or 70.4%, increase in average balances. Business real estate loan interest income increased $4.2 million due to higher average balances of $377.8 million, or 10.3%, partly offset by a decrease of 13 basis points in the average rate earned. The $3.6 million increase in consumer loan interest income was due to a $339.2 million, or 16.3%, increase in average balances, partly offset by a decline of 32 basis points in the average rate earned. Business loan interest income grew $2.6 million due to higher average balances of $580.9 million, or 9.5%, partly offset by a 34 basis point decrease in the average rate earned. Interest income on construction and land loans increased $402 thousand mainly due to growth in average balances of $177.0 million, or 12.5%, partly offset by a 71 basis point decrease in the average rate earned. These increases in interest income were slightly offset by a decrease in consumer credit card loan interest income of $1.3 million mainly due to an 85 basis point decrease in the average rate earned.

Interest income on investment securities (FTE) was $72.8 million during the first quarter of 2026, which was a decrease of $4.3 million from the same quarter last year. The largest decreases in interest income occurred in interest earned on asset-backed and mortgage-backed securities, which declined $2.9 million and $2.6 million, respectively. Interest income earned on asset-backed securities declined due to a $454.5 million decrease in average balances, partly offset by a 34 basis point increase in the average rate earned. A decrease of $577.0 million, or 12.1%, in average balances led to the decline in interest income on mortgage-backed securities. In addition, the Company recorded a $940 thousand adjustment to premium amortization at March 31, 2026, which increased interest income and reflected slower forward prepayment speed estimates on mortgage-backed securities. This increase was higher than the $539 thousand adjustment increasing income in the same quarter last year. These decreases to interest income were partly offset by growth of $2.3 million in interest income on U.S. government and federal agency obligations, driven by higher average balances of $603.9 million, or 23.3%, partly offset by a decline of 49 basis points in the average rate earned. Interest income related to the Company's U.S. Treasury inflation-protected securities, which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), decreased $3.1 million from the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $9.9 billion in the first quarter of 2026 and $10.5 billion in the first quarter of 2025.

Interest income on securities purchased under agreements to resell increased $1.0 million over the same quarter last year, due to an increase of 22 basis points in the average rate earned and growth of $61.1 million in the average balance. Interest income on deposits at the Federal Reserve increased $1.1 million due to an increase of $608.8 million in the average balance, partly offset by a decline of 76 basis points in the average rate earned.

The average fully taxable-equivalent yield on total interest earning assets was 4.74% in the first quarter of 2026, down from 4.81% in the first quarter of 2025.

Total interest expense increased $1.4 million compared to the first quarter of 2025 due an increase of $4.1 million in interest expense on interest bearing deposits, partly offset by a decrease of $2.7 million in interest expense on borrowings. The increase in deposit interest expense was primarily due to the acquisition of FineMark, which added $2.7 billion in interest bearing deposit balances. Compared to the same quarter last year, interest expense on interest checking and money market deposit balances increased $6.1 million due to growth of $2.1 billion, or 15.2%, in average balances, partly offset by a four basis point decline in the average rate paid. Interest expense on certificate of deposit accounts decreased $2.1 million due to a 56 basis point decline in average rates paid, partly offset by an increase of $144.8 million, or 6.1%, in average balances. The overall rate paid on total deposits decreased 11 basis points from the same quarter last year. Interest expense on customer repurchase agreements decreased $3.4 million due to a 47 basis point decline in the average rate paid and a decrease of $48.7 million, or

1.8%, in the average balance. The overall average rate incurred on all interest bearing liabilities was 1.72% and 1.89% in the first quarters of 2026 and 2025, respectively.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2026	2025	Amount	% change
Trust fees	$71,049	$56,592	$14,457	25.5%
Bank card transaction fees	45,585	45,593	(8)	—
Deposit account charges and other fees	28,578	26,622	1,956	7.3
Consumer brokerage services	5,444	4,785	659	13.8
Capital market fees	5,338	5,112	226	4.4
Loan fees and sales	3,243	3,404	(161)	(4.7)
Other	16,614	16,841	(227)	(1.3)
Total non-interest income	$175,851	$158,949	$16,902	10.6%
Non-interest income as a % of total revenue*	37.0%	37.1%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three month periods ended March 31, 2026 and 2025.

	Three Months Ended March 31
(Dollars in thousands)	2026	2025	$ change	% change
Net debit card fees	$10,589	$10,288	$301	2.9%
Net credit card fees	3,435	3,608	(173)	(4.8)
Net merchant fees	5,583	5,767	(184)	(3.2)
Net corporate card fees	25,978	25,930	48.2
Total bank card transaction fees	$45,585	$45,593	$(8)	—%

For the first quarter of 2026, total non-interest income amounted to $175.9 million compared to $158.9 million in the same quarter last year, which was an increase of $16.9 million, or 10.6%. The increase was mainly due to higher trust fees and deposit account fees. Trust fees increased $14.5 million, or 25.5%, mainly due to growth of $13.5 million in private client trust fees. Bank card transaction fees for the current quarter were flat compared to the same period last year. Net credit card fees decreased $173 thousand mainly due to higher rewards expense and net merchant fees decreased $184 thousand. Net corporate card fees were flat compared to the same period last year, while net debit card fees increased $301 thousand mainly due to higher interchange income. Compared to the first quarter of last year, deposit account fees increased $2.0 million, or 7.3%, mainly due to higher corporate cash management fees of $1.5 million. Capital market fees increased $226 thousand, or 4.4%, while consumer brokerage service fees increased $659 thousand, or 13.8%, mainly due to higher advisory fees. Other non-interest income decreased $227 thousand, or 1.3%, mainly due to a decrease of $911 thousand in gains on the sales of assets and a decrease of $1.3 million in fair value adjustments recorded on the Company's deferred compensation plan assets and liabilities. These decreases were partly offset by an increase of $1.2 million in cash sweep commissions.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2026	2025
Net gains (losses) on sales of available for sale debt securities	$—	$4
Net gains (losses) on equity securities	160	(97)
Net gains (losses) on sales of private equity investments	597	1,027
Fair value adjustments on private equity investments	10,890	(8,525)
Total investment securities gains (losses), net	$11,647	$(7,591)

Net gains and losses on investment securities, which were recognized in earnings during the three months ended March 31, 2026 and 2025, are shown in the table above. Net securities gains of $11.6 million were reported in the first quarter of 2026, compared to net losses of $7.6 million in the same period last year. The net gains in the first quarter of 2026 were mainly comprised of net gains in fair value of $10.9 million recorded on private equity investments and net gains of $597 thousand on sales of private equity investments. The net losses on investment securities for the same quarter last year were primarily comprised of net losses in fair value of $8.5 million recorded on private equity investments, partly offset by net gains of $1.0 million on sales of private equity investments. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $2.3 million during the first three months of 2026 and income of $1.5 million during the first three months of 2025.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2026	2025	Amount	% change
Salaries and employee benefits	$180,787	$153,078	$27,709	18.1%
Data processing and software	38,328	32,238	6,090	18.9
Professional and other services	18,792	10,026	8,766	87.4
Net occupancy	15,308	14,020	1,288	9.2
Marketing	6,957	5,843	1,114	19.1
Equipment	5,671	5,248	423	8.1
Supplies and communication	5,238	5,046	192	3.8
Deposit insurance	3,914	3,744	170	4.5
Other	16,131	9,133	6,998	76.6
Total non-interest expense	$291,126	$238,376	$52,750	22.1%

Non-interest expense for the first quarter of 2026 amounted to $291.1 million, an increase of $52.8 million, or 22.1%, compared to expense of $238.4 million in the first quarter of last year. The current quarter included $14.0 million in acquisition-related expense, as well as acquisition-related intangible amortization expense of $5.4 million. The increase in expense over the same period last year was mainly due to higher salaries and employee benefits expense, data processing and software expense, professional and other services expense and intangible amortization expense. Salaries and employee benefits expense increased $27.7 million, or 18.1%, mainly due to an accrual for retention bonuses, acquisition-related compensation payments and the onboarding of FineMark's team members. Salaries and benefits expense included acquisition-related costs of $6.6 million in the current quarter. Full-time salaries, incentive compensation and healthcare expense increased $13.4 million, $7.7 million and $2.2 million, respectively, over the prior year. Full-time equivalent employees totaled 4,960 at March 31, 2026, compared to 4,662 at March 31, 2025. Data processing and software expense increased $6.1 million, or 18.9%, mainly due to higher costs for service providers and software. Professional and other services expense, which increased $8.8 million, or 87.4%, included $4.7 million of acquisition-related legal and professional services expense. Net occupancy expense increased $1.3 million, or 9.2%, mainly due to higher building depreciation expense. Other non-interest expense increased $7.0 million, or 76.6%, mainly due to increases of $5.4 million in intangible amortization expense related to the FineMark acquisition and $2.0 million in other acquisition-related expense. In addition, travel and entertainment expense increased $1.0 million, while a decrease in fair value adjustments of $1.3 million was recorded on the Company's deferred compensation plan assets and liabilities.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended
(In thousands)	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$179,468	$175,671	$162,742
Initial allowance for credit losses on purchased credit deteriorated loans at acquisition	2,957	—	—
Initial allowance for credit losses on purchased seasoned loans at acquisition	19,871	—	—
Provision for credit losses on loans	11,283	13,660	15,095
Net loan charge-offs (recoveries):
Commercial:
Business	241	222	46
Real estate-construction and land	—	16	—
Real estate-business	5,405	(24)	377
Commercial net loan charge-offs (recoveries)	5,646	214	423
Personal Banking:
Real estate-personal	2	180	72
Consumer	1,768	2,498	2,852
Revolving home equity	6	(2)	(3)
Consumer credit card	7,139	6,488	6,967
Overdrafts	413	485	495
Personal banking net loan charge-offs (recoveries)	9,328	9,649	10,383
Total net loan charge-offs (recoveries)	14,974	9,863	10,806
Balance at end of period	$198,605	$179,468	$167,031
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$17,660	$15,327	$18,935
Initial allowance for credit loss at acquisition	362	—	—
Provision for credit losses on unfunded lending commitments	(323)	2,333	(608)
Balance at end of period	17,699	17,660	18,327
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$216,304	$197,128	$185,358

	Three Months Ended
	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.01%	.01%	—%
Real estate-construction and land	—	—	—
Real estate-business	.54	—	.04
Commercial net loan charge-offs (recoveries)	.19	.01	.02
Personal Banking:
Real estate-personal	—	.02	.01
Consumer	.30	.45	.56
Revolving home equity	—	—	—
Consumer credit card	5.21	4.55	5.04
Overdrafts	23.45	29.19	34.26
Personal banking net loan charge-offs (recoveries)	.47	.62	.70
Total annualized net loan charge-offs (recoveries)	.30%	.22%	.25%
* as a percentage of average loans (excluding loans held for sale)

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan class and the percentage of the allowance for credit losses to the related loan class at period end.

	Mar. 31, 2026		Dec. 31, 2025		Mar. 31, 2025
(Dollars in thousands)	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category
Business	$58,674.87%		$53,238.83%		$45,669.73%
RE — construction and land	31,430	1.99	29,053	2.02	29,284	2.06
RE — business	35,133.87		34,574.94		31,747.87
RE — personal	22,065.50		10,915.36		13,475.44
Consumer	15,838.64		15,624.71		14,967.71
Revolving home equity	3,403.55		1,738.46		1,857.52
Consumer credit card	31,945	5.73	34,178	5.80	29,904	5.26
Overdrafts	117	1.23	148	3.53	128	4.09
Total	$198,605.97%		$179,468	1.01%	$167,031.96%

To determine the amount of the allowance for credit losses on loans and the liability for unfunded lending commitments, the Company has an established process which assesses the risks and losses expected in its portfolios. This process provides an allowance based on estimates of allowances for pools of loans and unfunded lending commitments, as well as a second, smaller component based on certain individually evaluated loans and unfunded lending commitments. The Company's policies and processes for determining the allowance for credit losses on loans and the liability for unfunded lending commitments are discussed in Note 1 to the consolidated financial statements and in the "Allowance for Credit Losses" discussion within Critical Accounting Estimates and Related Policies in Item 7 of the 2025 Annual Report on Form 10-K.

Net loan charge-offs in the first quarter of 2026 amounted to $15.0 million, compared to $9.9 million in the prior quarter and $10.8 million in the first quarter of last year. Compared to the same period last year, net loan charge-offs in the first quarter of 2026 increased $4.2 million, and increased $5.1 million from the previous quarter. The increase from the prior year was mainly driven by an increase of $5.0 million in business real estate loan net charge-offs, offset by a decrease of $1.1 million in consumer loan net charge-offs. The increase in net loan charge-offs for the three months ended March 31, 2026 from the previous quarter was driven by increases of $5.4 million and $651 thousand in net charge-offs on business real estate and consumer credit card loans, respectively, partially offset by a decrease of $730 thousand in net charge-offs on consumer loans.

For the three months ended March 31, 2026, annualized net charge-offs on average consumer credit card loans were 5.21%, compared to 4.55% in the previous quarter and 5.04% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .30%, compared to .45% in the prior quarter and .56% in the same period last year. In the first quarter of 2026, total annualized net loan charge-offs were .30%, compared to .22% in the previous quarter and .25% in the same period last year.

For the three months ended March 31, 2026, the provision for credit losses on loans was $11.3 million, which was a decrease of $2.4 million from the provision recorded in the prior quarter. Compared to the same period in the prior year, the provision for credit losses on loans for the three months ended March 31, 2026 decreased $3.8 million. Changes in the provision are driven by changes in the estimate for the allowance for credit losses on loans.

At March 31, 2026, the allowance for credit losses increased $19.1 million compared to the allowance for credit losses on loans at December 31, 2025. The most significant driver of the increase in the allowance for credit losses is due to an increase in loan balances as a result of the acquisition of FineMark, as the initial allowance for FineMark loans acquired was $22.8 million. The allowance for credit losses on loans increased $8.4 million in the commercial portfolio, and the allowance for credit losses on the Company's personal banking portfolio increased $10.8 million. The allowance as a percentage of outstanding loans decreased compared to the prior quarter due to the change in mix of loans, as the acquired loan portfolio included more personal real estate loans which carry a lower allowance for credit losses than other classes. The forecast utilized to estimate the allowance for credit losses on loans at March 31, 2026 assumes a slow but continued economic expansion, and changes in the forecast utilized to estimate the allowance at March 31, 2026 did not significantly change the allowance estimate during the quarter. The allowance for credit losses on loans was $198.6 million at March 31, 2026 and was .97%, 1.01% and .96% of total loans at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $323 thousand, compared to a benefit of $608 thousand for the three months ended March 31, 2025. At March 31, 2026, the liability for unfunded lending commitments was $17.7 million, compared to $17.7 million at December 31, 2025 and $18.3 million at March 31, 2025. At March 31, 2026, the liability for unfunded lending commitments remained largely unchanged from December 31, 2025, because the initial liability recorded related to the FineMark acquisition of $362 thousand was largely offset by a decrease in the provision for the liability for unfunded lending commitments. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 3 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at March 31, 2026.

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

Risk Elements of the Loan Portfolio
The following table presents non-performing assets and loans which are past due 90 days and still accruing interest. Non-performing assets include non-accruing loans and foreclosed real estate. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Loans that are 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection, or they are personal banking loans that are exempt under regulatory rules from being classified as non-accrual.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Non-accrual loans	$10,920	$15,750
Foreclosed real estate	678	1,218
Total non-performing assets	$11,598	$16,968
Non-performing assets as a percentage of total loans	.06%	.10%
Non-performing assets as a percentage of total assets	.03%	.05%
Total loans past due 90 days and still accruing interest	$22,824	$24,659

Non-accrual loans totaled $10.9 million at March 31, 2026, a decrease of $4.8 million from the balance at December 31, 2025. The decrease occurred mainly in business real estate non-accrual loans, which decreased $5.4 million. At March 31, 2026, non-accrual loans were comprised of business real estate (85.8%), personal real estate (12.1%), business (1.8%), and revolving home equity (0.3%) loans. Foreclosed real estate totaled $678 thousand at March 31, 2026, a decrease of $540 thousand compared to December 31, 2025. Total loans past due 90 days or more and still accruing interest totaled $22.8 million as of March 31, 2026, a decrease of $1.8 million from December 31, 2025. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $296.2 million at March 31, 2026 compared to $264.9 million at December 31, 2025, resulting in an increase of $31.3 million, or 11.8%.

(In thousands)	March 31, 2026	December 31, 2025
Potential problem loans:
Business	$163,740	$112,018
Real estate – construction and land	28,340	46,622
Real estate – business	102,505	106,163
Real estate – personal	1,593	91
Consumer	14	—
Total potential problem loans	$296,192	$264,894

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. At March 31, 2026, the Company held $66.9 million of loans that had been modified during the three months ended March 31, 2026. These loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 3 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 7.7% of total loans outstanding at March 31, 2026. The largest component of construction and land loans was commercial construction, which decreased $26.6 million during the three months ended March 31, 2026. At March 31, 2026, multi-family residential construction loans totaled approximately $529.5 million, or 44.1%, of the commercial construction loan portfolio, compared to $553.1 million, or 45.1%, at December 31, 2025.

(Dollars in thousands)	March 31, 2026	% of Total	% of Total Loans	December 31, 2025	% of Total	% of Total Loans
Commercial construction	$1,199,804	75.9%	5.9%	$1,226,363	85.3%	6.9%
Residential construction	253,896	16.1	1.1	105,874	7.4	.6
Residential land and land development	73,501	4.5	.4	63,288	4.3	.4
Commercial land and land development	54,588	3.5	.3	42,487	3.0	.2
Total real estate - construction and land loans	$1,581,789	100.0%	7.7%	$1,438,012	100.0%	8.1%

Real Estate – Business Loans
Total business real estate loans were $4.1 billion at March 31, 2026 and comprised 19.8% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2026, 37.1% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	March 31, 2026	% of Total	% of Total Loans	December 31, 2025	% of Total	% of Total Loans
Owner-occupied	$1,504,132	37.1%	7.4%	$1,248,172	34.0%	7.0%
Industrial	648,223	16.0	3.2	628,223	17.1	3.5
Office	611,456	15.1	3.0	528,421	14.4	3.0
Hotels	355,576	8.8	1.7	326,147	8.9	1.8
Multi-family	283,752	7.0	1.4	317,541	8.6	1.8
Retail	306,937	7.6	1.5	292,490	8.0	1.6
Farm	197,379	4.9	1.0	199,678	5.4	1.1
Senior living	37,600.9		.2	43,161	1.2	.2
Other	114,484	2.6	.4	90,734	2.4	.7
Total real estate - business loans	$4,059,539	100.0%	19.8%	$3,674,567	100.0%	20.7%

Information about the credit quality of the Company's business real estate loan portfolio as of March 31, 2026 and December 31, 2025 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
March 31, 2026
Owner-occupied	$1,432,564	$10,851	$60,593	$124	$1,504,132
Industrial	648,223	—	—	—	648,223
Office	559,736	—	51,720	—	611,456
Hotels	353,300	2,276	—	—	355,576
Multi-family	241,999	41,753	—	—	283,752
Retail	306,937	—	—	—	306,937
Farm	195,980	1,194	52	153	197,379
Senior living	22,146	—	6,362	9,092	37,600
Other	112,528	1,567	389	—	114,484
Total	$3,873,413	$57,641	$119,116	$9,369	$4,059,539
December 31, 2025
Owner-occupied	$1,198,970	$18,011	$31,067	$124	$1,248,172
Industrial	628,223	—	—	—	628,223
Office	443,737	27,175	57,509	—	528,421
Hotels	326,147	—	—	—	326,147
Multi-family	250,018	56,633	10,890	—	317,541
Retail	292,490	—	—	—	292,490
Farm	197,566	1,686	273	153	199,678
Senior living	22,262	—	6,391	14,508	43,161
Other	89,157	1,577	—	—	90,734
Total	$3,448,570	$105,082	$106,130	$14,785	$3,674,567

Revolving Home Equity Loans
The Company had $619.2 million in revolving home equity loans at March 31, 2026 that were collateralized by residential real estate. Most of these loans (94.9%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2026, the outstanding principal of loans with an original LTV higher than 80% was $78.6 million, or 12.6% of the portfolio, compared to $27.7 million as of December 31, 2025. Total revolving home equity loan balances over 30 days past due were $4.8 million at March 31, 2026 and $1.9 million at December 31, 2025, and the outstanding balance for revolving home equity loans on non-accrual status was $34 thousand at March 31, 2026 compared to no balance at December 31, 2025. The weighted average FICO score for the total portfolio balance at March 31, 2026 is 776. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2026 through 2029, approximately 20.5% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 83.2% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
The consumer loans category is mostly comprised of private banking loans and automobile loans. Private banking loans comprised of 48.2% of the consumer loan portfolio at March 31, 2026. The Company's private banking loans are mostly executive lines of credit, which are secured primarily by assets held by the Company's trust department, and insurance premium finance loans, which are primarily secured by life insurance policies. Automobile loans, which include direct and indirect product lines, comprised 30.5% of the consumer loan portfolio at March 31, 2026, and outstanding balances for auto loans were $754.3 million and $773.6 million at March 31, 2026 and December 31, 2025, respectively. The balances over 30 days past due amounted to $8.4 million at March 31, 2026 and $11.0 million at December 31, 2025, respectively, and comprised 1.1% of the outstanding balances of these loans at March 31, 2026 and 1.4% at December 31, 2025. For the three months ended March 31, 2026, $88.2 million of new auto loans were originated, compared to $98.0 million during the first three months of 2025.  At

March 31, 2026, the automobile loan portfolio had a weighted average FICO score of 759, and net charge-offs on auto loans were .5% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 8.5% of the consumer loan portfolio at March 31, 2026. Losses on these loans have historically been low, and the Company saw net recoveries of $591 thousand for the first three months of 2026. The remaining portion of the Company's consumer loan portfolio is comprised of healthcare financing, boat, RV, motorcycle, other equipment, and unsecured consumer loans. Net charge-offs on consumer loans, other than automobile and fixed rate home equity loans, totaled $755 thousand in the first three months of 2026 and were .2% of the average balances of these loans at March 31, 2026.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2026 of $557.7 million in consumer credit card loans outstanding, approximately $120.5 million, or 21.6%, carried a low promotional rate. Within the next six months, $54.5 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

	March 31, 2026	December 31, 2025
FICO score:
Under 600	5.5%	5.4%
600 – 659	12.3	12.3
660 – 719	28.3	27.4
720 – 779	26.5	26.3
780 and over	27.4	28.6
Total	100.0%	100.0%

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $369.6 million, or 1.8% of total loans at March 31, 2026, an increase of $66.5 million from December 31, 2025, as shown in the table below.

(In thousands)	March 31, 2026	December 31, 2025	Unfunded commitments at March 31, 2026
Upstream activities	$232,000	$228,660	$146,090
Mid-stream activities	42,478	25,038	124,661
Downstream activities	29,681	15,543	14,381
Support activities	65,407	33,803	15,800
Total energy lending portfolio	$369,566	$303,044	$300,932

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.7 billion at March 31, 2026 and $1.5 billion December 31, 2025. Additional unfunded commitments at March 31, 2026 totaled $2.4 billion.

Income Taxes
Income tax expense was $40.9 million in the first quarter of 2026, compared to $40.6 million in the fourth quarter of 2025 and $37.0 million in the first quarter of 2025. The Company's effective tax rate, including the effect of non-controlling interest, was 22.4% in the first quarter of 2026, 22.4% in the fourth quarter of 2025, and 21.9% in the first quarter of 2025.

Financial Condition
Balance Sheet
Total assets of the Company were $35.7 billion at March 31, 2026 and $32.9 billion at December 31, 2025. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on available for sale debt securities) amounted to $34.3 billion at March 31, 2026 and $31.4 billion at December 31, 2025, and consisted of 60% in loans and 28% in investment securities at March 31, 2026.

During the first quarter of 2026, average loans totaled $20.3 billion, an increase of $2.7 billion over the prior quarter, and an increase of $3.1 billion over the same quarter last year. The increase in average balances over both periods was primarily due to the acquisition of FineMark, which added $2.7 billion in loan balances. Compared to the previous quarter, average balances of personal real estate, business, business real estate, revolving home equity and consumer loans grew $1.4 billion, $369.3 million, $315.0 million, $238.9 million and $221.0 million, respectively. During the current quarter, the Company sold certain fixed rate personal real estate loans totaling $26.2 million, compared to $27.0 million in the prior quarter.

Total average available for sale debt securities decreased $269.0 million from the previous quarter to $8.9 billion, at fair value. The decrease in available for sale debt securities was mainly the result of lower average balances of mortgage-backed and asset-backed securities. During the first quarter of 2026, the unrealized loss on available for sale debt securities increased $40.7 million to $687.5 million, at period end. Also, during the first quarter of 2026, maturities and pay downs of available for sale debt securities were $410.7 million. At March 31, 2026, the duration of the available for sale investment portfolio was 4.2 years, and maturities and pay downs of approximately $1.2 billion are expected to occur during the next 12 months.

Average interest earning deposits with banks increased $210.4 million over average balances in the previous quarter, and the average balance within other assets increased $374.4 million mainly due to increases in goodwill, intangible assets, and premises and equipment related to the Company’s acquisition of FineMark.

Total average deposits increased $2.1 billion over the previous quarter. The increase in average balances was primarily due to the FineMark acquisition, which added $2.7 billion in interest bearing and $425 million in non-interest bearing deposit balances. Shortly after the acquisition, the Company moved $1.0 billion of FineMark’s high-cost, money market deposit balances off-balance sheet. Compared to the prior quarter, average interest checking and money market deposits and demand deposits increased $1.7 billion and $282.1 million, respectively. Additionally, average balances of certificates of deposit of $100,000 and over increased $76.0 million compared to the prior quarter, mainly due to deposit balances acquired from FineMark. Compared to the previous quarter, total average wealth and retail banking deposits grew $2.3 billion and $251.0 million, respectively, while commercial deposits declined $408.3 million. The average loans to deposits ratio was 73.4% in the current quarter and 69.0% in the prior quarter. The Company’s average borrowings, which included average customer repurchase agreements of $2.7 billion, increased $345.7 million to $2.9 billion in the first quarter of 2026. Federal Home Loan Bank advances of $350.0 million, which the Company acquired from the FineMark acquisition, were paid off in January 2026.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, available for sale debt securities, and securities purchased under agreements to resell, as follows:

(In thousands)	March 31, 2026	March 31, 2025	December 31, 2025
Liquid assets:
Balances at the Federal Reserve Bank	$3,270,046	$2,756,521	$2,744,393
Federal funds sold	630	—	—
Available for sale debt securities	8,646,127	9,264,947	9,095,513
Securities purchased under agreements to resell	850,000	—	850,000
Total	$12,766,803	$12,021,468	$12,689,906

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $3.3 billion at March 31, 2026 and increased $526 million from December 31, 2025. At March 31, 2026, the Company's balance of federal funds sold totaled $630 thousand, which are funds lent to the Company's correspondent bank customers with overnight maturities. The fair value of the available for sale debt portfolio was $8.6 billion at March 31, 2026 and included an unrealized net loss of $687.5 million. The total net unrealized loss included net losses of $620.0 million on mortgage-backed and asset-backed securities and $51.0 million on state and municipal obligations.

The Company holds securities purchased under agreements to resell (“resale agreements”) which totaled $850.0 million at March 31, 2026, with maturities in 2028 through 2030. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $871.1 million in fair value at March 31, 2026.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.2 years at March 31, 2026. Approximately $1.2 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2026	March 31, 2025	December 31, 2025
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$524,689	$686,733	$538,874
FHLB borrowings and letters of credit	1,883,351	1,498,670	2,160,967
Securities sold under agreements to repurchase *	2,521,770	2,324,605	2,937,267
Other deposits and swaps	1,724,936	1,791,223	1,638,324
Total pledged securities	6,654,746	6,301,231	7,275,432
Unpledged and available for pledging	1,980,057	2,939,139	1,808,420
Ineligible for pledging	11,324	24,577	11,661
Total available for sale debt securities, at fair value	$8,646,127	$9,264,947	$9,095,513
* Includes securities pledged for collateral swaps outstanding at each period end shown in the table.

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 73.4% for the three months ended March 31, 2026. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts totaled $25.9 billion and represented 91.4% of the Company's total deposits at March 31, 2026. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Core deposits increased $2.7 billion at March 31, 2026 compared to December 31, 2025, primarily due to an increase in wealth deposits from the acquisition of FineMark Holdings, Inc. While the Company considers core retail banking and wealth deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.2 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.9 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	March 31, 2026	March 31, 2025	December 31, 2025
Core deposit base:
Non-interest bearing	$8,058,024	$7,518,243	$8,205,711
Interest checking	9,290,062	8,247,769	7,360,515
Savings and money market	8,587,774	7,727,514	7,686,891
Total	$25,935,860	$23,493,526	$23,253,117

Certificates of deposit of $100,000 or greater totaled $1.4 billion at March 31, 2026. These deposits are normally considered more volatile and higher costing, and comprised 5.0% of total deposits at March 31, 2026.

The Company may occasionally issue short-term brokered certificates of deposit to test the reliability of this potential funding source. While it is not clear how many brokered certificates of deposit the market would allow the Company to issue, the Company believes brokered certificates of deposits may be an additional, reliable source of liquidity during periods of stress in the banking industry.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. During 2026, the Company's outside borrowings have mainly been comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	March 31, 2026	March 31, 2025	December 31, 2025
Borrowings:
Federal funds purchased	$129,730	$132,370	$128,625
Securities sold under agreements to repurchase	2,446,993	2,267,666	2,861,016
Other debt	8,045	17,743	12,798
Total	$2,584,768	$2,417,779	$3,002,439

Federal funds purchased, which totaled $129.7 million at March 31, 2026, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At March 31, 2026, the Company had approved lines of credit totaling $4.4 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company's investment portfolio. Total repurchase agreements at March 31, 2026 were comprised of non-insured customer funds totaling $2.4 billion, and securities pledged as collateral for these retail agreements totaled $2.5 billion at March 31, 2026. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at March 31, 2026.

The Company pledges certain assets, including loans and investment securities, to both the FRB and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2026.

	March 31, 2026
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$4,285,173	$2,758,589	$7,043,762
Letters of credit issued	(141,217)	—	(141,217)
Available for future advances	$4,143,956	$2,758,589	$6,902,545

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $295.6 million during the first three months of 2026, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $684.8 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $859.2 million. This growth is primarily due to the cash assumed in the acquisition of FineMark Holdings, Inc., and sales, maturities, and pay downs (net of purchases) of investment securities, which provided cash of $428.9 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below. Financing activities used cash of $1.2 billion, largely resulting from repayments of FHLB borrowings (assumed in the FineMark acquisition), which used cash of $600.0 million, federal funds purchased and securities sold under agreements to repurchase, which used cash of $475.9 million, and a decrease of $287.7 million in deposits during the first three months of 2026. Cash dividend payments (including distributions to non-controlling interest) and purchases of treasury stock used cash of $41.9 million and $84.3 million, respectively.

Capital Management
The Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at March 31, 2026 and December 31, 2025, as shown in the following table.

(Dollars in thousands)	March 31, 2026	December 31, 2025	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$26,291,306	$23,970,761
Tier I common risk-based capital	4,492,333	4,156,776
Tier I risk-based capital	4,492,333	4,156,776
Total risk-based capital	4,705,679	4,353,905
Tier I common risk-based capital ratio	17.09%	17.34%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	17.09	17.34	6.00	2.50	8.50	8.00
Total risk-based capital ratio	17.90	18.16	8.00	2.50	10.50	10.00
Tier I leverage ratio	12.60	12.65	4.00	N/A	4.00	5.00
*Under Prompt Corrective Action requirements

The Company is subject to a 2.5% capital conservation buffer, which is an amount above the minimum ratios under capital adequacy guidelines, and is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, share repurchases, and executive compensation.

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and periodically purchases stock in the open market. During the three months ended March 31, 2026, the Company purchased 1,624,840 shares at an average price of $51.56 in open market purchases and stock-based compensation transactions. At March 31, 2026, 1,634,000 shares remained available for purchase under the Board authorization in place at that date. On April 24, 2026, the share repurchase authorization was increased to 7,500,000 shares.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The Company paid a $.275 per share cash dividend on its common stock in the first quarter of 2026, which was a 5.0% increase compared to its 2025 quarterly dividend.

Material Cash Requirements, Commitments, Off-Balance Sheet Arrangements and Contingencies
The Company's material cash requirements include commitments for contractual obligations (both short-term and long-term), commitments to extend credit, and off-balance sheet arrangements. The Company's material cash requirements for the next 12 months are primarily to fund loan growth. Additionally, the Company will utilize cash to fund deposit maturities and withdrawals that may occur in the next 12 months. Other contractual obligations, purchase commitments, lease obligations, and unfunded commitments may require cash payments by the Company within the next 12 months, and these are further discussed in the Company's 2025 Annual Report on Form 10-K. Further discussion of the Company's longer-term material cash obligations and sources for fulfilling those obligations is below.

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2026 totaled $16.9 billion (including $6.2 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. The contractual amount of standby and commercial letters of credit totaled $668.8 million and $1.8 million, respectively, at March 31, 2026. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At March 31, 2026, the liability for unfunded lending commitments totaled $17.7 million. See further discussion of the liability for unfunded lending commitments in Note 3 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties at a profit or retained for use by the Company. During the first three months of 2026, purchases and sales of tax credits amounted to $14.0 million and $45.2 million, respectively. Fees from sales of tax credits were $1.5 million for the three months ended March 31, 2026, compared to $1.9 million in the same period last year. At March 31, 2026, the Company expected to fund outstanding purchase commitments of $142.9 million during the remainder of 2026 and had purchase commitments of $471.6 million that it expects to fund from 2027 through 2030.

The Company continued to maintain a strong liquidity position throughout the first three months of 2026. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first three months of 2026 and 2025.

(Dollars in thousands)	Retail Banking	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2026
Net interest income	$122,572	$133,601	$46,123	$302,296	$(2,456)	$299,840
Provision for credit losses	(9,271)	(5,696)	2	(14,965)	4,005	(10,960)
Non-interest income	24,093	68,936	80,220	173,249	2,602	175,851
Investment securities gains (losses), net	—	—	—	—	11,647	11,647
Non-interest expense	(87,873)	(112,827)	(63,117)	(263,817)	(27,309)	(291,126)
Income before income taxes	$49,521	$84,014	$63,228	$196,763	$(11,511)	$185,252
Three Months Ended March 31, 2025
Net interest income	$125,234	$133,266	$22,159	$280,659	$(11,557)	$269,102
Provision for credit losses	(10,250)	(532)	—	(10,782)	(3,705)	(14,487)
Non-interest income	23,260	70,326	64,038	157,624	1,325	158,949
Investment securities gains (losses), net	—	—	—	—	(7,591)	(7,591)
Non-interest expense	(83,005)	(103,969)	(41,189)	(228,163)	(10,213)	(238,376)
Income before income taxes	$55,239	$99,091	$45,008	$199,338	$(31,741)	$167,597
Increase (decrease) in income before income taxes:
Amount	$(5,718)	$(15,077)	$18,220	$(2,575)	$20,230	$17,655
Percent	(10.4)%	(15.2)%	40.5%	(1.3)%	(63.7)%	10.5%
Retail Banking
For the three months ended March 31, 2026, income before income taxes for the Retail Banking segment decreased $5.7 million, or 10.4%, compared to the first three months of 2025. The decrease in income before income taxes was due to an increase in non-interest expense of $4.9 million, or 5.9%, and a decline in net interest income of $2.7 million, or 2.1%. These decreases to income were partly offset by a decline in the provision for credit losses of $979 thousand, or 9.6%, and an increase in non-interest income of $833 thousand, or 3.6%. Non-interest expense increased over the same period in the previous year mainly due to higher data processing and software costs and allocated support costs (mainly online banking, ATM and other non-branch support costs). Net interest income declined due to lower loan interest income of $2.0 million and lower net allocated funding credits assigned to the Retail Banking segment's loan and deposit portfolios of $1.0 million. The increase in non-interest income was mainly due to growth in deposit account fees (mainly overdraft and return items fees) and mortgage banking revenue. The decrease in the provision for credit losses from the first three months of 2025 was mainly due to lower auto loan net charge-offs.

Commercial
For the three months ended March 31, 2026, income before income taxes for the Commercial segment decreased $15.1 million, or 15.2%, compared to the same period in the previous year. This decrease was mainly due to higher non-interest expense, an increase in the provision for credit losses, and lower non-interest income, slightly offset by higher net interest income. Non-interest expense increased $8.9 million, or 8.5%, mainly due to higher legal fees, salaries and benefits expense and allocated service and support costs for commercial sales, credit administration and bank operations. The provision for credit losses increased $5.2 million, mainly due to a business real estate loan charge-off on a single senior living loan in the current year. Non-interest income decreased $1.4 million, or 2.0%, mainly due to a decrease in gains on the sales of assets, partly offset by higher deposit account fees (mainly corporate cash management fees). Net interest income increased $335 thousand, or .3%, mainly due to lower interest expense on deposits and customer repurchase agreements of $4.5 million and $3.9 million, respectively. These increases to income were largely offset by lower loan interest income of $6.7 million and lower allocated funding credits of $1.3 million.

Wealth
Wealth segment pre-tax profitability for the three months ended March 31, 2026 increased $18.2 million, or 40.5%, over the same period in the previous year. The increase was mainly due to the FineMark acquisition. Net interest income increased $24.0 million, or 108.1%, mainly due to a $38.3 million increase in loan interest income. This increase was partly offset by a $9.3 million increase in deposit interest expense and a $4.5 million decrease in net allocated funding credits. Non-interest income increased $16.2 million, or 25.3%, over the prior year largely due to higher private client and institutional trust fees. Non-interest expense increased $21.9 million, or 53.2%, mainly due to higher salaries and benefits, data processing and software, and occupancy expense. The provision for credit losses decreased $2 thousand from the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability in this category was $20.2 million higher than in the same period last year. Unallocated securities gains were $11.6 million in the first three months of 2026 compared to losses of $7.6 million in 2025. Also, the unallocated provision for credit losses decreased $7.7 million, primarily driven by a decrease in the provision for credit losses on loans, partly offset by an increase in the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first three months of 2026 was $11.3 million, or $3.7 million lower than net charge-offs. In the comparable period last year, the provision for credit losses on loans was $15.1 million, or $4.3 million higher than net charge-offs, due to an increase in the allowance for credit losses on loans. The allowance for credit losses on loans increased in the current year as a result of the FineMark initial allowance at acquisition of $22.8 million. For the three months ended March 31, 2026, the Company's provision on unfunded lending commitments was a benefit of $323 thousand. Additionally, net interest income and non-interest income increased $9.1 million and $1.3 million, respectively, but were offset by an increase in non-interest expense of $17.1 million.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2026 and 2025

	First Quarter 2026			First Quarter 2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,687,131	$89,125	5.41%	$6,106,185	$86,564	5.75%
Real estate — construction and land	1,592,328	25,888	6.59	1,415,349	25,486	7.30
Real estate — business	4,045,670	57,371	5.75	3,667,833	53,203	5.88
Real estate — personal	4,417,131	52,539	4.82	3,045,876	32,145	4.28
Consumer	2,421,541	37,047	6.20	2,082,360	33,466	6.52
Revolving home equity	611,101	10,981	7.29	358,684	6,425	7.26
Consumer credit card	555,697	17,313	12.64	560,534	18,647	13.49
Overdrafts	7,144	—	—	5,860	—	—
Total loans	20,337,743	290,264	5.79	17,242,681	255,936	6.02
Loans held for sale	2,361	29	4.98	1,584	23	5.89
Investment securities:
U.S. government and federal agency obligations	3,190,796	28,354	3.60	2,586,944	26,063	4.09
Government-sponsored enterprise obligations	54,800	324	2.40	55,330	328	2.40
State and municipal obligations(A)	709,332	3,675	2.10	804,363	4,072	2.05
Mortgage-backed securities	4,211,068	22,010	2.12	4,788,102	24,615	2.08
Asset-backed securities	1,201,187	11,257	3.80	1,655,701	14,115	3.46
Other debt securities	176,676	1,379	3.17	258,136	1,715	2.69
Trading debt securities(A)	97,801	758	3.14	38,298	469	4.97
Equity securities(A)	50,378	806	6.49	57,028	1,128	8.02
Other securities(A)	250,641	4,208	6.81	233,461	4,519	7.85
Total investment securities	9,942,679	72,771	2.97	10,477,363	77,024	2.98
Federal funds sold	862	7	3.29	2,089	29	5.63
Securities purchased under agreements to resell	850,000	8,455	4.03	788,889	7,418	3.81
Interest earning deposits with banks	2,997,340	27,345	3.70	2,388,504	26,249	4.46
Total interest earning assets	34,130,985	398,871	4.74	30,901,110	366,679	4.81
Allowance for credit losses on loans	(201,769)			(162,186)
Unrealized gain (loss) on debt securities	(630,778)			(935,054)
Cash and due from banks	432,047			391,436
Premises and equipment, net	545,461			497,057
Other assets	1,097,030			809,803
Total assets	$35,372,976			$31,502,166
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,301,768	214.07		$1,294,174	167.05
Interest checking and money market	16,019,323	58,343	1.48	13,906,827	52,236	1.52
Certificates of deposit of less than $100,000	1,035,130	8,083	3.17	991,826	8,932	3.65
Certificates of deposit of $100,000 and over	1,465,168	12,098	3.35	1,363,655	13,319	3.96
Total interest bearing deposits	19,821,389	78,738	1.61	17,556,482	74,654	1.72
Borrowings:
Federal funds purchased	$141,888	$1,280	3.66	128,340	$1,384	4.37
Securities sold under agreements to repurchase	2,674,484	15,780	2.39	2,723,227	19,224	2.86
Other borrowings	90,796	869	3.88	616	1.66
Total borrowings	2,907,168	17,929	2.50	2,852,183	20,609	2.93
Total interest bearing liabilities	22,728,557	96,667	1.72%	20,408,665	95,263	1.89%
Non-interest bearing deposits	7,874,488			7,298,686
Other liabilities	423,998			421,370
Equity	4,345,933			3,373,445
Total liabilities and equity	$35,372,976			$31,502,166
Net interest margin (FTE)		$302,204			$271,416
Net yield on interest earning assets			3.59%			3.56%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest income sensitivity to movement in interest rates. The Company performs monthly simulations that model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2025 Annual Report on Form 10-K.

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

	March 31, 2026		December 31, 2025
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$46.5	3.80%	$53.3	4.80%
200 basis points rising	32.2	2.63	41.0	3.69
100 basis points rising	17.4	1.42	27.0	2.43
100 basis points falling	$(20.1)	(1.64)%	$(23.6)	(2.13)%
200 basis points falling	(30.0)	(2.45)	(39.4)	(3.54)
300 basis points falling	(38.6)	(3.16)	(53.7)	(4.84)

Under the simulation, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is less asset sensitive when compared to the scenarios in the previous quarter. This change was primarily due to fluctuations in average interest earning cash balances at the Federal Reserve and an increase in rate sensitive deposits resulting from the FineMark acquisition, partly offset by an increase in loans acquired from FineMark.

The comparison above provides insight into potential effects of changes in rates on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

As a result of its acquisition of FineMark, the Company has begun to integrate certain business processes and systems of FineMark. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. As permitted by guidance issued by the Office of the Chief Accountant of the SEC, companies may exclude controls of an acquired business from their assessment of internal control over financial reporting for a period not to extend more than one year beyond the date of the acquisition. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 did not include the internal controls of FineMark, which the Company acquired on January 1, 2026. As of January 1, 2026, FineMark's assets represented approximately 12% of the Company's consolidated assets. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information required by this item is set forth in Part I, Item 1 under Note 18, Legal and Regulatory Proceedings.

Item 1A. RISK FACTORS
The section titled Risk Factors in Part I, Item 1A of the Company’s 2025 Annual Report on Form 10-K included a discussion of the many risks and uncertainties that the Company faces, any one or more of which could have a material adverse effect on its business, results of operations, financial condition (including capital and liquidity), prospects, or the value of or return on an investment in the Company. There are no material changes to the risk factors as previously described under Item 1A of the Company’s 2025 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 - 31, 2026	188,995	$52.64	187,496	2,999,225
February 1 - 28, 2026	727,666	53.60	699,476	2,299,749
March 1 - 31, 2026	708,179	49.18	665,749	1,634,000
Total	1,624,840	$51.56	1,552,721	1,634,000
(1) Includes 1,499 shares, 28,190 shares, and 42,430 shares in January, February, and March 2026, respectively, withheld to meet tax withholding requirements related to the vesting of restricted stock awards.
(2) For shares withheld to meet tax withholding requirements related to the vesting of restricted stock awards, the average market value per share was $52.88, $53.24, and $51.70 in January, February, and March 2026, respectively.

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the Board's repurchase authorization in October 2025 of 5,000,000 shares, 1,634,000 shares remained available for purchase at March 31, 2026. On April 24, 2026, the Board increased the share repurchase authorization to 7,500,000 shares.

Item 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: May 7, 2026		Senior Vice President & Secretary

	By	/s/ PAUL A. STEINER
Paul A. Steiner
Controller
Date: May 7, 2026		(Chief Accounting Officer)