Form 10-Q
period 2026-06-30
COMMERCE BANCSHARES INC /MO/
filed 2026-08-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended June 30, 2026

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 3, 2026, the registrant had outstanding 143,432,178 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
	(In thousands)
ASSETS
Loans	$20,833,481	$17,771,263
Allowance for credit losses on loans	(195,375)	(179,468)
Net loans	20,638,106	17,591,795
Loans held for sale (including $3,376,000 and $4,028,000 of residential mortgage loans carried at fair value at June 30, 2026 and December 31, 2025, respectively)	3,799	4,329
Investment securities:
Available for sale debt, at fair value (amortized cost of $8,941,232,000 and $9,742,278,000 at
June 30, 2026 and December 31, 2025, respectively, and allowance for credit losses of $—
at both June 30, 2026 and December 31, 2025)	8,322,634	9,095,513
Trading debt	57,651	40,080
Equity	114,724	57,354
Other	242,737	230,459
Total investment securities	8,737,746	9,423,406
Federal funds sold	2,010	—
Securities purchased under agreements to resell	1,150,000	850,000
Interest earning deposits with banks	2,260,162	2,744,393
Cash and due from banks	645,674	803,239
Premises and equipment – net	527,679	485,700
Goodwill	253,805	146,539
Other intangible assets – net	140,482	13,311
Other assets	909,704	852,377
Total assets	$35,269,167	$32,915,089
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$8,172,552	$8,205,711
Savings, interest checking and money market	17,320,654	15,047,406
Certificates of deposit of less than $100,000	1,017,503	1,023,406
Certificates of deposit of $100,000 and over	1,364,993	1,363,053
Total deposits	27,875,702	25,639,576
Federal funds purchased and securities sold under agreements to repurchase	2,428,291	2,989,641
Other borrowings	26,291	12,798
Other liabilities	557,078	458,302
Total liabilities	30,887,362	29,100,317
Commerce Bancshares, Inc. shareholders’ equity:
Common stock, $5 par value
Authorized 190,000,000; issued 148,521,165 and 138,588,701 shares at June 30, 2026 and December 31, 2025, respectively	742,606	692,944
Capital surplus	3,993,098	3,522,292
Retained earnings	353,023	131,826
Treasury stock of 4,369,979 shares at June 30, 2026
and 876,521 shares at December 31, 2025, at cost	(232,318)	(48,001)
Accumulated other comprehensive income (loss)	(498,731)	(507,690)
Total Commerce Bancshares, Inc. shareholders' equity	4,357,678	3,791,371
Non-controlling interest	24,127	23,401
Total equity	4,381,805	3,814,772
Total liabilities and equity	$35,269,167	$32,915,089
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2026	2025	2026	2025
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$291,439	$260,444	$579,823	$514,638
Interest and fees on loans held for sale	23	40	52	63
Interest on investment securities	82,707	79,998	154,994	156,450
Interest on federal funds sold	6	2	13	31
Interest on securities purchased under agreements to resell	9,392	8,516	17,847	15,934
Interest on deposits with banks	23,764	22,636	51,109	48,885
Total interest income	407,331	371,636	803,838	736,001
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	57,196	51,835	115,753	104,238
Certificates of deposit of less than $100,000	7,865	8,445	15,948	17,377
Certificates of deposit of $100,000 and over	11,402	12,914	23,500	26,233
Interest on federal funds purchased	2,290	1,416	3,570	2,800
Interest on securities sold under agreements to repurchase	13,490	16,853	29,270	36,077
Interest on other borrowings	3	26	872	27
Total interest expense	92,246	91,489	188,913	186,752
Net interest income	315,085	280,147	614,925	549,249
Provision for credit losses	8,731	5,597	19,691	20,084
Net interest income after credit losses	306,354	274,550	595,234	529,165
NON-INTEREST INCOME
Trust fees	71,512	55,571	142,561	112,163
Bank card transaction fees	48,121	46,362	93,706	91,955
Deposit account charges and other fees	29,259	26,248	57,837	52,870
Consumer brokerage services	5,862	5,383	11,306	10,168
Capital market fees	5,667	6,175	11,005	11,287
Loan fees and sales	3,274	3,419	6,517	6,823
Other	20,133	22,455	36,747	39,296
Total non-interest income	183,828	165,613	359,679	324,562
INVESTMENT SECURITIES GAINS (LOSSES), NET	12,830	437	24,477	(7,154)
NON-INTEREST EXPENSE
Salaries and employee benefits	179,954	155,025	360,741	308,103
Data processing and software	38,241	32,904	76,569	65,142
Professional and other services	16,506	12,973	35,298	22,999
Net occupancy	14,638	13,654	29,946	27,674
Marketing	6,413	5,974	13,370	11,817
Equipment	5,870	5,157	11,541	10,405
Supplies and communication	5,484	4,962	10,722	10,008
Deposit insurance	3,841	3,312	7,755	7,056
Other	26,121	10,476	42,252	19,609
Total non-interest expense	297,068	244,437	588,194	482,813
Income before income taxes	205,944	196,163	391,196	363,760
Less income taxes	45,775	42,400	86,656	79,364
Net income	160,169	153,763	304,540	284,396
Less non-controlling interest expense (income)	379	1,284	3,127	325
Net income attributable to Commerce Bancshares, Inc.	$159,790	$152,479	$301,413	$284,071
Net income per common share — basic	$1.10	$1.09	$2.06	$2.02
Net income per common share — diluted	$1.10	$1.09	$2.06	$2.02
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2026	2025	2026	2025
	(Unaudited)
Net income	$160,169	$153,763	$304,540	$284,396
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale debt securities	51,675	51,374	21,125	169,662
Change in pension loss	105	171	208	343
Unrealized gains (losses) on cash flow hedge derivatives	(10,919)	1,982	(12,374)	7,857
Other comprehensive income (loss), net of tax	40,861	53,527	8,959	177,862
Comprehensive income (loss)	201,030	207,290	313,499	462,258
Less non-controlling interest (income) expense	379	1,284	3,127	325
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$200,651	$206,006	$310,372	$461,933
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended June 30, 2026 and 2025

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance March 31, 2026	$742,606	$3,986,353	$233,094	$(120,692)	$(539,592)	$24,629	$4,326,398
Net income			159,790			379	160,169
Other comprehensive income (loss)					40,861		40,861
Distributions to non-controlling interest						(881)	(881)
Purchases of treasury stock				(111,324)			(111,324)
Issuance under stock purchase and equity compensation plans		302		(302)			—
Stock-based compensation		6,443					6,443
Cash dividends paid on common stock ($0.275 per share)			(39,861)				(39,861)
Balance June 30, 2026	$742,606	$3,993,098	$353,023	$(232,318)	$(498,731)	$24,127	$4,381,805
Balance March 31, 2025	$676,054	$3,381,960	$140,220	$(85,871)	$(634,576)	$20,615	$3,498,402
Net Income			152,479			1,284	153,763
Other comprehensive income (loss)					53,527		53,527
Distributions to non-controlling interest						(2,357)	(2,357)
Purchases of treasury stock				(10,497)			(10,497)
Issuance under stock purchase and equity compensation plans		219		(221)			(2)
Stock-based compensation		4,039					4,039
Cash dividends paid on common stock ($.262 per share)			(36,761)				(36,761)
Balance June 30, 2025	$676,054	$3,386,218	$255,938	$(96,589)	$(581,049)	$19,542	$3,660,114
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2026 and 2025

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2025	$692,944	$3,522,292	$131,826	$(48,001)	$(507,690)	$23,401	$3,814,772
Net income			301,413			3,127	304,540
Other comprehensive income (loss)					8,959		8,959
Distributions to non-controlling interest						(2,401)	(2,401)
Acquisition of FineMark Holdings, Inc	49,662	470,203					519,865
Purchases of treasury stock				(196,298)			(196,298)
Issuance under stock purchase and equity compensation plans		(11,982)		11,981			(1)
Stock-based compensation		12,585					12,585
Cash dividends paid on common stock ($.550 per share)			(80,216)				(80,216)
Balance June 30, 2026	$742,606	$3,993,098	$353,023	$(232,318)	$(498,731)	$24,127	$4,381,805
Balance December 31, 2024	$676,054	$3,395,645	$45,494	$(48,401)	$(758,911)	$22,594	$3,332,475
Net income			284,071			325	284,396
Other comprehensive income (loss)					177,862		177,862
Distributions to non-controlling interest						(3,377)	(3,377)
Purchases of treasury stock				(66,076)			(66,076)
Issuance under stock purchase and equity compensation plans		(17,892)		17,888			(4)
Stock-based compensation		8,465					8,465
Cash dividends paid on common stock ($.524 per share)			(73,627)				(73,627)
Balance June 30, 2025	$676,054	$3,386,218	$255,938	$(96,589)	$(581,049)	$19,542	$3,660,114
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2026	2025
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$304,540	$284,396
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,691	20,084
Provision for depreciation and amortization	41,763	27,702
Accretion of discount related to acquired loans	(13,080)	—
Amortization (accretion) of investment security premiums (discounts), net	(13,108)	(9,393)
Investment securities (gains) losses, net (A)	(24,477)	7,154
Net (gains) losses on sales of loans held for sale	(1,441)	(1,053)
Originations of loans held for sale	(62,677)	(51,798)
Proceeds from sales of loans held for sale	64,205	52,203
Net (increase) decrease in trading debt securities, excluding unsettled transactions	525,630	(2,023)
Stock-based compensation	12,585	8,465
(Increase) decrease in interest receivable	7,156	117
Increase (decrease) in interest payable	(5,104)	6,540
Increase (decrease) in income taxes payable	17,930	(23,039)
Other changes, net	(6,958)	(69,559)
Net cash provided by (used in) operating activities	866,655	249,796
INVESTING ACTIVITIES:
Cash received in acquisition	501,360	—
Proceeds from sales of investment securities (A)	859,599	46,094
Proceeds from maturities/pay downs of investment securities (A)	782,348	958,189
Purchases of investment securities (A)	(850,743)	(540,370)
Net (increase) decrease in loans	(443,737)	(466,478)
Securities purchased under agreements to resell	(300,000)	(350,000)
Repayments of securities purchased under agreements to resell	—	125,000
Purchases of premises and equipment	(19,136)	(23,267)
Sales of premises and equipment	2,567	100
Net cash provided by (used in) investing activities	532,258	(250,732)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(640,993)	246,122
Net increase (decrease) in certificates of deposit	(153,987)	(15,484)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(624,368)	(330,297)
FHLB short-term borrowings	250,000	—
Repayments of FHLB borrowings	(603,929)	—
Net increase (decrease) in other borrowings	13,493	14,993
Purchases of treasury stock	(196,347)	(67,047)
Cash dividends paid on common stock and distributions to non-controlling interest	(82,617)	(77,004)
Other, net	(1)	(4)
Net cash provided by (used in) financing activities	(2,038,749)	(228,721)
Increase (decrease) in cash, cash equivalents and restricted cash	(639,836)	(229,657)
Cash, cash equivalents and restricted cash at beginning of year	3,547,715	3,375,992
Cash, cash equivalents and restricted cash at June 30	$2,907,879	$3,146,335

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Six Months Ended June 30
(In thousands)	2026	2025
	(Unaudited)
Supplemental disclosures:
Income tax payments, net	$63,143	$97,116
Interest paid on deposits and borrowings	194,017	180,212
Non-cash activities:
Loans transferred to foreclosed real estate	778	617
Business combination:
Fair value of tangible assets acquired	3,327,074	—
Goodwill and other intangible assets	246,068	—
Fair value of liabilities assumed	3,549,295	—
Common stock issued	519,865	—
Fair value of equity interest in FineMark prior to acquisition	4,614	—
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $33 thousand at June 30, 2026. The Company had $22 thousand in restricted cash at June 30, 2025.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Effective January 1, 2026, the consolidated financial statements also include the accounts of FineMark Holdings, Inc. ("FineMark"), which was acquired by the Company as described in Note 2 "Acquisition" below, and is consolidated from the date of acquisition. Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2025 data to conform to current year presentation, and certain balances related to the FineMark Holdings, Inc. acquisition were reclassified to conform to the Company's financial statement presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the six month period ended June 30, 2026 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

The results of FineMark are included in the results of the Company subsequent to January 1, 2026. Transaction costs incurred after the acquisition date totaled $19.1 million as of June 30, 2026, primarily in salaries and employee benefits and professional and other services in the Consolidated Statements of Income. Additional transaction and integration costs will be expensed in future periods as incurred.

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

	Pro Forma Combined Results
	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total revenue *	$494,200	$474,251	$964,444	$929,949
Net Income	163,961	156,479	314,656	292,169
*Total revenue is comprised of net interest income and non-interest income.

The Company's results for the three and six months ended June 30, 2026 include the operating results of the acquired assets and assumed liabilities of FineMark subsequent to the acquisition on January 1, 2026. Due to the streamlining and integration of the operating activities into those of the Company post-acquisition, historical reporting for the former FineMark operations is impracticable, and thus disclosures of the revenue from the assets acquired and income before taxes are impracticable for the period subsequent to the acquisition.

3. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at June 30, 2026 and December 31, 2025 are as follows:

(In thousands)	June 30, 2026	December 31, 2025
Commercial:
Business	$7,115,984	$6,439,380
Real estate – construction and land	1,493,455	1,438,012
Real estate – business	4,064,253	3,674,567
Personal Banking:
Real estate – personal	4,369,077	3,053,435
Consumer	2,527,448	2,196,822
Revolving home equity	649,332	375,159
Consumer credit card	561,277	589,694
Overdrafts	52,655	4,194
Total loans	$20,833,481	$17,771,263

Accrued interest receivable totaled $80.6 million and $74.4 million at June 30, 2026 and December 31, 2025, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended June 30, 2026, the Company wrote-off accrued interest by reversing interest income of $44 thousand and $1.6 million in the Commercial and Personal Banking portfolios. Similarly, for the six months ended June 30, 2026, the Company wrote off accrued interest of $82 thousand and $3.1 million in the Commercial and Personal Banking portfolios. For the three months ended June 30, 2025, the Company reversed $91 thousand and $1.6 million in the Commercial and Personal Banking portfolios, respectively, and in the six months ended June 30, 2025, reversed $203 thousand and $3.3 million in the Commercial and Personal Banking portfolios.

At June 30, 2026, loans of $3.9 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.6 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of key macroeconomic variables including gross domestic product (GDP), disposable income, various interest rates, unemployment rate, consumer price index (CPI) inflation rate, housing price index (HPI), commercial real estate price index (CREPI) and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast-adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions (except for contractual extensions at the option of the customer), renewals and modifications. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at June 30, 2026 and December 31, 2025 are discussed below.

Key Assumption	June 30, 2026	December 31, 2025

Overall economic forecast
•Unemployment remains stable
•Inflation remains elevated
•Federal funds rate expected to be cut 25 bp in December 2026 and again in March 2027
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
Forecasted macro-economic variables
•Unemployment rate is 4.3% during the supportable forecast period
•Real GDP growth ranges from 1.6% to 2.7%
•Housing Price Index from 329.7 to 336.4
•Commercial Real Estate Price Index from 306.0 to 318.2
•CPI inflation rate from 2.2% to 4.1%

•Unemployment rate ranges from 4.3% to 4.5% during the supportable forecast period
•Real GDP growth ranges from 2.1% to 2.8%
•Housing Price Index from 324.9 to 329.7
•Commercial Real Estate Price Index from 292.5 to 305.6
•CPI inflation rate from 2.1% to 2.6%

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 9.9% to 25.7% for most loan pools •Consumer credit cards 67.6%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.7% to 24.7% for most loan pools •Consumer credit cards 66.9%
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

The current forecast includes projections on inflation, labor market trends, Federal Reserve monetary policy, business growth, and consumer spending. Economic, political, and social developments regionally, nationally, and even globally could significantly modify economic projections used in the estimation of the allowance for credit losses. The forecast assumes the conflict in the Middle East will resolve late summer. If the conflict is prolonged, oil prices might rise causing negative trends in economic growth and inflation indicators.

Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating the allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types, and may have offsetting impacts to other changing variables and inputs.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments for the three and six months ended June 30, 2026 and 2025, respectively, follows:

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$125,237	$73,368	$198,605	$116,865	$62,603	$179,468
Initial allowance for credit losses on purchased credit deteriorated loans at acquisition	—	—	—	1,534	1,424	2,958
Initial allowance for credit losses on purchased seasoned loans at acquisition	—	—	—	7,721	12,149	19,870
Provision for credit losses on loans	(1,390)	7,701	6,311	3,373	14,221	17,594
Deductions:
Loans charged off	376	11,682	12,058	6,175	23,100	29,275
Less recoveries on loans	159	2,358	2,517	312	4,448	4,760
Net loan charge-offs (recoveries)	217	9,324	9,541	5,863	18,652	24,515
Balance June 30, 2026	$123,630	$71,745	$195,375	$123,630	$71,745	$195,375
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$16,566	$1,133	$17,699	$16,539	$1,121	$17,660
Initial allowance for credit loss at acquisition	—	—	—	362	—	362
Provision for credit losses on unfunded lending commitments	2,442	(22)	2,420	2,107	(10)	2,097
Balance June 30, 2026	$19,008	$1,111	$20,119	$19,008	$1,111	$20,119
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$142,638	$72,856	$215,494	$142,638	$72,856	$215,494

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$106,700	$60,331	$167,031	$106,769	$55,973	$162,742
Provision for credit losses on loans	185	7,734	7,919	539	22,475	23,014
Deductions:
Loans charged off	495	11,530	12,025	1,221	24,097	25,318
Less recoveries on loans	464	1,871	2,335	767	4,055	4,822
Net loan charge-offs (recoveries)	31	9,659	9,690	454	20,042	20,496
Balance June 30, 2025	$106,854	$58,406	$165,260	$106,854	$58,406	$165,260
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$17,047	$1,280	$18,327	$17,887	$1,048	$18,935
Provision for credit losses on unfunded lending commitments	(2,276)	(46)	(2,322)	(3,116)	186	(2,930)
Balance June 30, 2025	$14,771	$1,234	$16,005	$14,771	$1,234	$16,005
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$121,625	$59,640	$181,265	$121,625	$59,640	$181,265

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2026 and December 31, 2025.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2026
Commercial:
Business	$7,110,497	$4,437	$958	$92	$7,115,984
Real estate – construction and land	1,493,277	—	178	—	1,493,455
Real estate – business	4,039,565	14,905	418	9,365	4,064,253
Personal Banking:
Real estate – personal	4,350,290	6,417	10,242	2,128	4,369,077
Consumer	2,498,563	25,678	3,207	—	2,527,448
Revolving home equity	647,275	983	1,041	33	649,332
Consumer credit card	546,617	7,001	7,659	—	561,277
Overdrafts	52,371	284	—	—	52,655
Total	$20,738,455	$59,705	$23,703	$11,618	$20,833,481
December 31, 2025
Commercial:
Business	$6,437,476	$1,241	$540	$123	$6,439,380
Real estate – construction and land	1,437,727	285	—	—	1,438,012
Real estate – business	3,636,517	23,265	—	14,785	3,674,567
Personal Banking:
Real estate – personal	3,021,212	19,450	11,931	842	3,053,435
Consumer	2,165,109	28,269	3,444	—	2,196,822
Revolving home equity	373,245	1,493	421	—	375,159
Consumer credit card	573,698	7,673	8,323	—	589,694
Overdrafts	3,787	407	—	—	4,194
Total	$17,648,771	$82,083	$24,659	$15,750	$17,771,263

At June 30, 2026, the Company had $9.1 million non-accrual loans that had no allowance for credit loss, compared to no non-accrual loans that had no allowance for credit loss at December 31, 2025. The Company did not record any interest income on non-accrual loans during the six months ended June 30, 2026 and 2025, respectively.

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

The risk category of loans in the Commercial portfolio as of June 30, 2026 and December 31, 2025 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2026
Business
Risk Rating:
Pass	$1,132,958	$1,420,625	$643,927	$437,560	$354,488	$480,520	$2,435,834	$6,905,912
Special mention	49	9,394	11,638	535	385	400	21,211	43,612
Substandard	377	35,897	6,445	2,942	6,024	2,357	112,326	166,368
Non-accrual	—	—	44	47	—	1	—	92
Total Business:	$1,133,384	$1,465,916	$662,054	$441,084	$360,897	$483,278	$2,569,371	$7,115,984
Gross write-offs for the six months ended June 30, 2026	$—	$—	$—	$74	$54	$24	$607	$759
Real estate-construction
Risk Rating:
Pass	$193,072	$469,016	$316,468	$252,234	$118,015	$5,868	$24,150	$1,378,823
Special mention	551	435	16,607	55,838	—	—	—	73,431
Substandard	—	13,068	—	2,216	25,917	—	—	41,201
Total Real estate-construction:	$193,623	$482,519	$333,075	$310,288	$143,932	$5,868	$24,150	$1,493,455
Gross write-offs for the six months ended June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Real estate-business
Risk Rating:
Pass	$746,761	$1,124,110	$381,657	$303,113	$507,724	$662,912	$163,379	$3,889,656
Special mention	—	19,999	9,857	1,386	25,379	236	1,563	58,420
Substandard	—	2,520	969	8,550	36,079	52,151	6,543	106,812
Non-accrual	—	—	—	—	124	9,241	—	9,365
Total Real estate-business:	$746,761	$1,146,629	$392,483	$313,049	$569,306	$724,540	$171,485	$4,064,253
Gross write-offs for the six months ended June 30, 2026	$—	$—	$—	$—	$—	$5,416	$—	$5,416
Commercial loans
Risk Rating:
Pass	$2,072,791	$3,013,751	$1,342,052	$992,907	$980,227	$1,149,300	$2,623,363	$12,174,391
Special mention	600	29,828	38,102	57,759	25,764	636	22,774	175,463
Substandard	377	51,485	7,414	13,708	68,020	54,508	118,869	314,381
Non-accrual	—	—	44	47	124	9,242	—	9,457
Total Commercial loans:	$2,073,768	$3,095,064	$1,387,612	$1,064,421	$1,074,135	$1,213,686	$2,765,006	$12,673,692
Gross write-offs for the six months ended June 30, 2026	$—	$—	$—	$74	$54	$5,440	$607	$6,175

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2025
Business
Risk Rating:
Pass	$1,704,299	$847,973	$568,361	$416,732	$252,398	$336,662	$2,129,247	$6,255,672
Special mention	13,410	4,149	2,661	1,536	893	1,375	47,568	71,592
Substandard	96	619	4,713	15,957	4,016	519	86,073	111,993
Non-accrual	—	49	32	42	—	—	—	123
Total Business:	$1,717,805	$852,790	$575,767	$434,267	$257,307	$338,556	$2,262,888	$6,439,380
Gross write-offs for the year ended December 31, 2025	$—	$389	$116	$165	$2	$10	$1,423	$2,105
Real estate-construction
Risk Rating:
Pass	$450,046	$283,778	$379,456	$239,314	$3,857	$2,860	$18,109	$1,377,420
Special mention	14,104	—	—	—	—	—	—	14,104
Substandard	—	—	2,365	25,875	18,248	—	—	46,488
Total Real estate-construction:	$464,150	$283,778	$381,821	$265,189	$22,105	$2,860	$18,109	$1,438,012
Gross write-offs for the year ended December 31, 2025	$—	$40	$—	$—	$—	$—	$—	$40
Real estate- business
Risk Rating:
Pass	$1,334,661	$426,130	$309,409	$462,953	$359,933	$389,275	$166,209	$3,448,570
Special mention	58,905	27,423	3,572	12,221	965	1,965	31	105,082
Substandard	—	1,884	6,646	26,960	13,423	50,821	6,396	106,130
Non-accrual	—	—	—	124	153	14,508	—	14,785
Total Real-estate business:	$1,393,566	$455,437	$319,627	$502,258	$374,474	$456,569	$172,636	$3,674,567
Gross write-offs for the year ended December 31, 2025	$—	$—	$400	$—	$—	$—	$—	$400
Commercial loans
Risk Rating:
Pass	$3,489,006	$1,557,881	$1,257,226	$1,118,999	$616,188	$728,797	$2,313,565	$11,081,662
Special mention	86,419	31,572	6,233	13,757	1,858	3,340	47,599	190,778
Substandard	96	2,503	13,724	68,792	35,687	51,340	92,469	264,611
Non-accrual	—	49	32	166	153	14,508	—	14,908
Total Commercial loans:	$3,575,521	$1,592,005	$1,277,215	$1,201,714	$653,886	$797,985	$2,453,633	$11,551,959
Gross write-offs for the year ended December 31, 2025	$—	$429	$516	$165	$2	$10	$1,423	$2,545

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of June 30, 2026 and December 31, 2025 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2026
Real estate-personal
Current to 90 days past due	$292,599	$602,356	$404,876	$436,604	$588,656	$2,020,798	$10,818	$4,356,707
Over 90 days past due	—	226	1,136	1,598	2,439	4,843	—	10,242
Non-accrual	—	—	2	—	—	2,126	—	2,128
Total Real estate-personal:	$292,599	$602,582	$406,014	$438,202	$591,095	$2,027,767	$10,818	$4,369,077
Gross write-offs for the six months ended June 30, 2026	$—	$—	$40	$73	$101	$7	$—	$221
Consumer
Current to 90 days past due	$294,230	$446,441	$186,078	$186,377	$108,257	$123,087	$1,179,771	$2,524,241
Over 90 days past due	—	192	291	258	93	183	2,190	3,207
Total Consumer:	$294,230	$446,633	$186,369	$186,635	$108,350	$123,270	$1,181,961	$2,527,448
Gross write-offs for the six months ended June 30, 2026	$15	$825	$1,344	$1,049	$457	$254	$1,051	$4,995
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$648,258	$648,258
Over 90 days past due	—	—	—	—	—	—	1,041	1,041
Non-accrual	—	—	—	—	—	—	33	$33
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$649,332	$649,332
Gross write-offs for the six months ended June 30, 2026	$—	$—	$—	$—	$—	$—	$90	$90
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$553,618	$553,618
Over 90 days past due	—	—	—	—	—	—	7,659	7,659
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$561,277	$561,277
Gross write-offs for the six months ended June 30, 2026	$—	$—	$—	$—	$—	$—	$16,564	$16,564
Overdrafts
Current to 90 days past due	$52,655	$—	$—	$—	$—	$—	$—	$52,655
Total Overdrafts:	$52,655	$—	$—	$—	$—	$—	$—	$52,655
Gross write-offs for the six months ended June 30, 2026	$1,230	$—	$—	$—	$—	$—	$—	$1,230
Personal banking loans
Current to 90 days past due	$639,484	$1,048,797	$590,954	$622,981	$696,913	$2,143,885	$2,392,465	$8,135,479
Over 90 days past due	—	418	1,427	1,856	2,532	5,026	10,890	22,149
Non-accrual	—	—	2	—	—	2,126	33	2,161
Total Personal banking loans:	$639,484	$1,049,215	$592,383	$624,837	$699,445	$2,151,037	$2,403,388	$8,159,789
Gross write-offs for the six months ended June 30, 2026	$1,245	$825	$1,384	$1,122	$558	$261	$17,705	$23,100

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2025
Real estate-personal
Current to 90 days past due	$386,816	$312,902	$335,950	$360,793	$438,586	$1,196,850	$8,765	$3,040,662
Over 90 days past due	—	570	1,581	3,581	1,820	4,379	—	11,931
Non-accrual	—	—	—	—	102	740	—	842
Total Real estate-personal:	$386,816	$313,472	$337,531	$364,374	$440,508	$1,201,969	$8,765	$3,053,435
Gross write-offs for the year ended December 31, 2025	$—	$47	$65	$416	$48	$29	$—	$605
Consumer
Current to 90 days past due	$520,170	$242,791	$237,779	$132,942	$93,343	$62,726	$903,627	$2,193,378
Over 90 days past due	187	387	406	276	117	195	1,876	3,444
Total Consumer:	$520,357	$243,178	$238,185	$133,218	$93,460	$62,921	$905,503	$2,196,822
Gross write-offs for the year ended December 31, 2025	$894	$3,862	$2,948	$1,705	$720	$359	$2,032	$12,520
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$374,738	$374,738
Over 90 days past due	—	—	—	—	—	—	421	421
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$375,159	$375,159
Gross write-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$15	$15
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$581,371	$581,371
Over 90 days past due	—	—	—	—	—	—	8,323	8,323
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$589,694	$589,694
Gross write-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$31,833	$31,833
Overdrafts
Current to 90 days past due	$4,194	$—	$—	$—	$—	$—	$—	$4,194
Total Overdrafts:	$4,194	$—	$—	$—	$—	$—	$—	$4,194
Gross write-offs for the year ended December 31, 2025	$2,522	$—	$—	$—	$—	$—	$—	$2,522
Personal banking loans
Current to 90 days past due	$911,180	$555,693	$573,729	$493,735	$531,929	$1,259,576	$1,868,501	$6,194,343
Over 90 days past due	187	957	1,987	3,857	1,937	4,574	10,620	24,119
Non-accrual	—	—	—	—	102	740	—	842
Total Personal banking loans:	$911,367	$556,650	$575,716	$497,592	$533,968	$1,264,890	$1,879,121	$6,219,304
Gross write-offs for the year ended December 31, 2025	$3,416	$3,909	$3,013	$2,121	$768	$388	$33,880	$47,495

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2026 and December 31, 2025.

(In thousands)	Real Estate	Total
June 30, 2026
Commercial:
Real estate - business	$9,092	$9,092
Total	$9,092	$9,092
December 31, 2025
Commercial:
Real estate - business	$14,508	$14,508
Total	$14,508	$14,508

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

The following tables present the amortized cost at June 30, 2026 of loans that were modified during the three and six months ended June 30, 2026 and the amortized cost at June 30, 2025 of loans that were modified during the three and six months ended June 30, 2025.

	For the Three Months Ended June 30, 2026
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Total Loan Category
June 30, 2026
Commercial:
Business	$34,914	$—	$—	$34,914	0.5%
Real estate – construction and land	13,068	—	—	13,068	0.9
Real estate – business	5,781	—	—	5,781	0.1
Personal Banking:
Real estate – personal	—	502	—	502	—
Consumer	—	16	33	49	—
Consumer credit card	—	—	795	795	0.1
Total	$53,763	$518	$828	$55,109	0.3%

	For the Six Months Ended June 30, 2026
June 30, 2026
Commercial:
Business	$86,348	$—	$—	$86,348	1.2%
Real estate – construction and land	15,284	—	—	15,284	1.0
Real estate – business	6,310	—	—	6,310	0.2
Personal Banking:
Real estate – personal	—	1,300	—	1,300	—
Consumer	—	16	48	64	—
Consumer credit card	—	—	1,565	1,565	0.3
Total	$107,942	$1,316	$1,613	$110,871	0.5%

	For the Three Months Ended June 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Total Loan Category
June 30, 2025
Commercial:
Business	$35,461	$—	$—	$35,461	0.6%
Real estate – business	1,122	—	—	1,122	—
Personal Banking:
Real estate – personal	—	3,633	—	3,633	0.1
Consumer	—	37	8	45	—
Consumer credit card	—	—	932	932	0.2
Total	$36,583	$3,670	$940	$41,193	0.2%

	For the Six Months Ended June 30, 2025
June 30, 2025
Commercial:
Business	$52,075	$—	$—	$52,075	0.8%
Real estate – business	77,440	—	—	77,440	2.1
Personal Banking:
Real estate – personal	—	6,810	—	6,810	0.2
Consumer	—	37	68	105	—
Consumer credit card	—	—	1,696	1,696	0.3
Total	$129,515	$6,847	$1,764	$138,126	0.8%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three and six months ended June 30, 2026 and June 30, 2025.

Term Extension
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Commercial:
Business	Extended maturity by a weighted average of 8 months.	Extended maturity by a weighted average of 2 months.
Real estate – construction and land	Extended maturity by 6 months.	---
Real estate – business	Extended maturity by a weighted average of 25 months.	Extended maturity by a weighted average of 12 months.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Commercial:
Business	Extended maturity by a weighted average of 10 months.	Extended maturity by a weighted average of 7 months.
Real estate – construction and land	Extended maturity by a weighted average of 7 months.	---
Real estate – business	Extended maturity by a weighted average of 24 months.	Extended maturity by a weighted average of 18 months.

Payment Delay
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 26 years.	Deferred certain payments by a weighted average of 22 years.
Consumer	Deferred certain payments by a weighted average of 5 years.	Deferred certain payments by a weighted average of 8 years.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 26 years.	Deferred certain payments by a weighted average of 23 years.
Consumer	Deferred certain payments by a weighted average of 5 years.	Deferred certain payments by a weighted average of 8 years.

Interest Rate Reduction
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Personal Banking:
Consumer	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 22% to 6%.
Consumer credit card	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 22% to 6%.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Personal Banking:
Consumer	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 22% to 6%.
Consumer credit card	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 22% to 6%.

The Company had commitments of $29.8 million and $11.4 million at June 30, 2026 and December 31, 2025, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at June 30, 2026 of loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2026 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at June 30, 2025 of loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2025 and had been modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Three Months Ended June 30, 2026					For the Six Months Ended June 30, 2026
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
June 30, 2026
Commercial:
Real estate – business	9,092	—	—	—	9,092	$9,092	$—	$—	$—	$9,092
Personal Banking:
Real estate – personal	—	316	—	—	316	—	316	—	—	316
Consumer	—	—	23	—	23	—	—	26	—	26
Consumer credit card	—	—	236	—	236	—	—	419	—	419
Total	$9,092	$316	$259	$—	$9,667	$9,092	$316	$445	$—	$9,853

	For the Three Months Ended June 30, 2025					For the Six Months Ended June 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total	Term Extension	Payment Delay	Interest Rate Reduction	Interest/Fees Forgiven	Total
June 30, 2025
Commercial:
Business	$44	$—	$—	$—	$44	$44	$—	$—	$—	$44
Real estate – business	14,792	—	—	—	14,792	$14,792	$—	$—	$—	$14,792
Personal Banking:
Real estate – personal	$—	$1,822	$—	$—	$1,822	—	2,836	—	—	2,836
Consumer	—	—	7	—	7	—	—	32	—	32
Consumer credit card	—	—	248	—	248	—	—	322	—	322
Total	$14,836	$1,822	$255	$—	$16,913	$14,836	$2,836	$354	$—	$18,026

The following tables present the amortized cost basis at June 30, 2026 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months as well as the amortized cost basis at June 30, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the 12 months preceding June 30, 2025.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
June 30, 2026
Commercial:
Business	$86,950	$—	$—	$86,950
Real estate – construction and land	15,284	—	—	15,284
Real estate – business	6,310	—	9,092	15,402
Personal Banking:
Real estate – personal	4,093	338	316	4,747
Consumer	116	—	23	139
Consumer credit card	2,350	362	236	2,948
Total	$115,103	$700	$9,667	$125,470

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
June 30, 2025
Commercial:
Business	$81,600	$—	$45	$81,645
Real estate – business	108,690	—	14,632	123,322
Personal Banking:
Real estate – personal	9,498	1,117	1,822	12,437
Consumer	138	723	7	868
Consumer credit card	2,447	233	248	2,928
Total	$202,373	$2,073	$16,754	$221,200

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 12. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At June 30, 2026, the fair value of these loans was $3.4 million, and the unpaid principal balance was $3.3 million.

At June 30, 2026, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.
Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $1.2 million and $1.2 million at June 30, 2026 and December 31, 2025, respectively, and included in those amounts were $1.2 million and $1.0 million at June 30, 2026 and December 31, 2025, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $1.8 million and $2.3 million at June 30, 2026 and December 31, 2025. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

4. Investment Securities
Investment securities consisted of the following at June 30, 2026 and December 31, 2025.

(In thousands)	June 30, 2026	December 31, 2025
Available for sale debt securities	$8,322,634	$9,095,513
Trading debt securities	57,651	40,080
Equity securities:
Readily determinable fair value	33,195	47,551
No readily determinable fair value	81,529	9,803
Other:
Federal Reserve Bank stock	51,605	35,918
Federal Home Loan Bank stock	10,099	10,198
Private equity investments	181,033	184,343
Total investment securities (1)	$8,737,746	$9,423,406
(1)Accrued interest receivable totaled $40.0 million and $42.0 million at June 30, 2026 and December 31, 2025, respectively, and was included within other assets on the consolidated balance sheets.

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

Equity Securities
The Company’s equity securities portfolio includes mutual funds and common stock with readily determinable fair values as well as equity securities with no readily determinable fair value. The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. At December 31, 2025, this portfolio included the Company’s 411,723 shares of Visa Inc. (“Visa”) Class B-2 common stock, which were held by Commerce Bancshares, Inc. and were acquired by participating in a public exchange offer by Visa in 2024 (2024 Exchange Offer). At December 31, 2025, the Company’s Visa Class B-2 shares were carried at cost, which is $0, as the Company elected the measurement alternative approach for these shares and there had not been observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa Class B-2 shares held by the Company.

On April 13, 2026, Visa, Inc. announced the commencement of a public offering to permit the exchange Class B-2 common stock for a combination of shares of Class B-3 common stock and Class C common stock (“2026 Exchange Offer”). The Company tendered all of its Visa Class B-2 shares. On May 8, 2026, the Exchange Offer closed, and in exchange for its 411,723 shares of Visa Class B-2 common stock, the Company received 205,861 shares of Visa Class B-3 common stock (which will be convertible under certain circumstances, as further described below, into Visa’s publicly traded Class A common stock at an initial rate of 1.5075 share of Class A common stock for each share of Class B-3 common stock, subject to adjustment) and 77,584 shares of Visa Class C common stock each of which will automatically convert into four shares of Visa’s Class A common stock (subject to future adjustments for any stock splits, recapitalizations or similar transactions) upon any transfer to a person other than a Visa member or an affiliate of a Visa member. A full description of the terms of the 2026 Exchange Offer is set forth in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 13, 2026, publicly filed with the U. S. Securities and Exchange Commission.

As a condition of participating in the 2024 Exchange Offer, the Company entered into a Makewhole Agreement (2024 Makewhole Agreement) with Visa that provides for cash payments to Visa to the extent (if any) that future adjustments to the conversion ratio for the Visa Class B-2 common stock to Class A common stock cause such ratio to fall below zero. Changes to the conversion ratio occur when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain covered litigation that pre-dated Visa’s initial public offering, for which Visa had been effectively indemnified by Visa USA members through reductions to the conversion ratio for its Class B-1 common stock. The purpose of the 2024 Makewhole Agreement was to preserve the economic benefit of these adjustments to the Class B-1 conversion ratio for the benefit of Visa’s Class A and Class C common stockholders following the exchange. As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 8, 2024, publicly filed with the U. S. Securities and Exchange

Commission, both the Makewhole Agreement and the related escrow fund and transfer restrictions on Visa’s Class B-1 and Class B-2 common stock will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B-2 common stock will be convertible into shares of its Class A common stock at the then-applicable conversion ratio. In order to continue preserving the economic benefit of those same adjustments for Visa's Class A and Class C common stockholders in relation to the Class B-2 and Class B-3 conversion ratios following the 2026 Exchange Offer, and as a condition of participating in the 2026 Exchange Offer, the Company entered into a Makewhole Agreement (2026 Makewhole Agreement) with Visa that provides for similar cash payments to Visa under the same circumstances as described above for the 2024 Makewhole Agreement. As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 13, 2026, publicly filed with the U. S. Securities and Exchange Commission, both the 2026 Makewhole Agreement and the related escrow fund and transfer restrictions on Visa’s Class B-2 common stock and the new Class B-3 common stock will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B-3 common stock will be convertible into shares of its Class A common stock at the then-applicable conversion ratio. The 2026 Makewhole Agreement also includes limited transfer restrictions, such that the Company may only transfer up to one-third of the shares of Visa Class C common stock received in the exchange within the first 45 days following the 2026 Exchange Offer acceptance date, and may only transfer up to two-thirds of the Class C common stock received within the first 90 days following the 2026 Exchange Offer acceptance date.

As a result of the exchange, the Company elected the measurement alternative approach for its Visa Class C common stock and marked the stock to fair value, recording a gain based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock. During the second quarter of 2026, the Company sold 103 thousand shares of Visa Class A common stock at an average price of $333.11, resulting in proceeds of $34.5 million. The Company’s remaining 52 thousand Visa Class C shares had a fair value of $71.0 million at June 30, 2026, and are subject to limited transfer restrictions that end no later than August 2026. These Visa Class C shares are expected to continue to be marked to fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa. Additionally, because the Company elected the measurement alternative approach for its Visa Class B-3 common stock, these shares will continue to be carried at cost ($0) unless there are observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa Class B-3 shares held by the Company.

Changes in equity investments with no readily determinable fair value for each period were as follows:

	Three Months Ended June 30	Six Months Ended June 30
(In thousands)	2026	2026
Balance at beginning of period	$10,000	$9,803
Additions	1,350	1,350
Observable upward price adjustments	114,063	114,260
Observable downward price adjustments	—	—
Impairment charges	—	—
Sales of securities and other activity	(43,884)	(43,884)
Balance at end of period	$81,529	$81,529

Net gains and losses during the three and six months ended June 30, 2026 on equity securities still held at June 30, 2026 were $71.0 million and $71.2 million, respectively.

Available for sale debt securities portfolio
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of June 30, 2026 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$397,508	$397,509
After 1 but within 5 years	1,987,940	1,976,364
After 5 but within 10 years	913,318	908,439
After 10 years	204,905	204,497
Total U.S. government and federal agency obligations	3,503,671	3,486,809
Government-sponsored enterprise obligations:
After 1 but within 5 years	3,962	3,727
After 5 but within 10 years	30,808	26,193
After 10 years	19,821	13,929
Total government-sponsored enterprise obligations	54,591	43,849
State and municipal obligations:
Within 1 year	62,642	62,054
After 1 but within 5 years	424,901	404,977
After 5 but within 10 years	99,665	87,676
After 10 years	102,758	85,517
Total state and municipal obligations	689,966	640,224
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,095,101	2,602,290
Non-agency mortgage-backed securities	416,247	385,318
Asset-backed securities	1,013,942	1,002,658
Total mortgage and asset-backed securities	4,525,290	3,990,266
Other debt securities:
Within 1 year	11,438	11,294
After 1 but within 5 years	51,494	47,691
After 5 but within 10 years	81,368	79,238
After 10 years	23,414	23,263
Total other debt securities	167,714	161,486
Total available for sale debt securities	$8,941,232	$8,322,634

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

At June 30, 2026, the fair value of securities on this watch list was $873.8 million compared to $896.7 million at December 31, 2025. Almost all of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the increase in interest rates since their purchase and were analyzed outside of the cash flow model. At June 30, 2026, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of June 30, 2026, the Company did not identify any securities for which a credit loss exists, and for the six months ended June 30, 2026 and 2025, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at June 30, 2026 and December 31, 2025. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At June 30, 2026, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
U.S. government and federal agency obligations	$2,177,177	$20,642	$72,263	$2,188	$2,249,440	$22,830
Government-sponsored enterprise obligations	—	—	43,849	10,742	43,849	10,742
State and municipal obligations	9,609	54	599,340	49,729	608,949	49,783
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,271	59	2,530,076	494,281	2,533,347	494,340
Non-agency mortgage-backed securities	—	—	371,851	31,121	371,851	31,121
Asset-backed securities	140,296	274	439,328	13,998	579,624	14,272
Total mortgage and asset-backed securities	143,567	333	3,341,255	539,400	3,484,822	539,733
Other debt securities	25,254	169	88,121	6,257	113,375	6,426
Total	$2,355,607	$21,198	$4,144,828	$608,316	$6,500,435	$629,514
December 31, 2025
U.S. government and federal agency obligations	$612,167	$2,620	$314,006	$8,244	$926,173	$10,864
Government-sponsored enterprise obligations	—	—	44,712	10,239	44,712	10,239
State and municipal obligations	12,157	18	636,492	50,323	648,649	50,341
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,437	30	3,148,627	565,056	3,151,064	565,086
Non-agency mortgage-backed securities	—	—	421,508	31,942	421,508	31,942
Asset-backed securities	32,875	36	546,984	16,925	579,859	16,961
Total mortgage and asset-backed securities	35,312	66	4,117,119	613,923	4,152,431	613,989
Other debt securities	—	—	110,038	6,661	110,038	6,661
Total	$659,636	$2,704	$5,222,367	$689,390	$5,882,003	$692,094

The entire available for sale debt portfolio included $6.5 billion of securities that were in a loss position at June 30, 2026, compared to $5.9 billion at December 31, 2025. The total amount of unrealized loss on these securities was $629.5 million at June 30, 2026, a decrease of $62.6 million compared to the unrealized loss at December 31, 2025.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at June 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
U.S. government and federal agency obligations	$3,503,671	$5,968	$(22,830)	$—	$3,486,809
Government-sponsored enterprise obligations	54,591	—	(10,742)	—	43,849
State and municipal obligations	689,966	41	(49,783)	—	640,224
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,095,101	1,529	(494,340)	—	2,602,290
Non-agency mortgage-backed securities	416,247	192	(31,121)	—	385,318
Asset-backed securities	1,013,942	2,988	(14,272)	—	1,002,658
Total mortgage and asset-backed securities	4,525,290	4,709	(539,733)	—	3,990,266
Other debt securities	167,714	198	(6,426)	—	161,486
Total	$8,941,232	$10,916	$(629,514)	$—	$8,322,634
December 31, 2025
U.S. government and federal agency obligations	$3,257,561	$32,403	$(10,864)	$—	$3,279,100
Government-sponsored enterprise obligations	54,951	—	(10,239)	—	44,712
State and municipal obligations	715,037	37	(50,341)	—	664,733
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,786,811	1,380	(565,086)	—	3,223,105
Non-agency mortgage-backed securities	467,200	430	(31,942)	—	435,688
Asset-backed securities	1,269,503	9,503	(16,961)	—	1,262,045
Total mortgage and asset-backed securities	5,523,514	11,313	(613,989)	—	4,920,838
Other debt securities	191,215	1,576	(6,661)	—	186,130
Total	$9,742,278	$45,329	$(692,094)	$—	$9,095,513

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2026	2025
Proceeds from sales of securities:
Available for sale debt securities	$806,982	$36,065
Equity securities	34,460	—
Other investments	18,157	10,029
Total proceeds	$859,599	$46,094

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$—	$4
Losses realized on sales	(97,686)	(4,218)
Equity securities:
Gains (losses) on equity securities, net	114,277	1,777
Other:
Gains realized on sales	1,209	1,167
Losses realized on sales	(262)	(1,773)
Fair value adjustments, net	6,939	(4,111)
Total investment securities gains (losses), net	$24,477	$(7,154)

Net gains on investment securities for the six months ended June 30, 2026 were mainly comprised of net gains of $114.3 million on equity investments. These gains were partially offset by net losses of $97.7 million on available for sale securities, which are discussed further below.

Subsequent to the successful close of the Exchange Offer in May 2026, the Company approved and executed the repositioning of a portion of its available for sale debt securities portfolio during the second quarter of 2026 through the sale of securities with an amortized cost of $904.7 million. The securities that the Company sold had a yield of approximately 2.6%, which resulted in a loss of $97.7 million, and the Company reinvested $613.7 million of the proceeds into U.S. Treasury securities yielding approximately 4.3%.

Pledged securities
At June 30, 2026, securities totaling $5.9 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $7.3 billion at December 31, 2025. Excluding obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of shareholders’ equity.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2026				December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$72,581	$(10,635)	$—	$61,946	$5,550	$(5,427)	$—	$123
Trade name	5,550	(555)	—	4,995	—	—	—	—
Customer relationships	65,500	(5,038)	—	60,462	—	—	—	—
Mortgage servicing rights	13,842	(4,363)	—	9,479	13,805	(4,217)	—	9,588
Total	$157,473	$(20,591)	$—	$136,882	$19,355	$(9,644)	$—	$9,711

Aggregate amortization expense on intangible assets was $5.7 million and $306 thousand for the three month periods ended June 30, 2026 and 2025, respectively, and was $11.4 million and $644 thousand for the six month periods ended June 30, 2026 and 2025, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2026. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2026	$22,706
2027	20,872
2028	19,035
2029	17,243
2030	15,458

Changes in the carrying amount of goodwill and other intangible assets for the six month period ended June 30, 2026 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Trade Name	Customer Relationships	Mortgage Servicing Rights
Balance January 1, 2026	$146,539	$3,600	$123	$—	$—	$9,588
Acquisition	107,266	—	67,032	5,550	65,500	—
Originations, net of disposals	—	—	—	—	—	460
Amortization	—	—	(5,209)	(555)	(5,038)	(569)
Balance June 30, 2026	$253,805	$3,600	$61,946	$4,995	$60,462	$9,479

The Company added $107.3 million of goodwill related to the FineMark acquisition in the first quarter of 2026. The goodwill was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date and is subject to change as additional information becomes available during the measurement period. Goodwill related to the FineMark acquisition was allocated entirely to the Company's Wealth segment. Goodwill allocated to the Company’s operating segments at June 30, 2026 and December 31, 2025 is shown below.

(In thousands)	June 30, 2026	December 31, 2025
Retail banking segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	108,012	746
Total goodwill	$253,805	$146,539

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2026, that net liability was $4.5 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $732.5 million at June 30, 2026.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2026, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 to 11 years. At June 30, 2026, the fair value of the Company's guarantee liabilities for RPAs was $26 thousand, and the notional amount of the underlying swaps was $273.8 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

7. Leases
The Company has net investments in direct financing and sales-type leases to commercial, industrial, and tax-exempt entities. These leases are included within business loans on the Company's consolidated balance sheets. The Company primarily leases various types of equipment, trucks and trailers, and office furniture and fixtures. Lease agreements may include options for the lessee to renew or purchase the leased equipment at the end of the lease term. The Company has elected to adopt the lease component expedient in which the lease and nonlease components are combined into the total lease receivable. The Company also leases office space to third parties, and these leases are classified as operating leases. The leases may include options to renew or expand the leased space, and currently the leases have remaining terms of 1 month to 12 years.

The following table provides the components of lease income.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2026	2025	2026	2025
Direct financing and sales-type leases	$10,111	$9,852	$20,241	$19,695
Operating leases	4,989	4,188	10,069	8,485
Total lease income	$15,100	$14,040	$30,310	$28,180

8. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2026	2025	2026	2025
Service cost	$144	$135	$289	$271
Interest cost on projected benefit obligation	971	1,074	1,942	2,147
Expected return on plan assets	(975)	(980)	(1,950)	(1,960)
Amortization of unrecognized net loss (gain)	139	229	277	458
Net periodic pension cost	$279	$458	$558	$916

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first six months of 2026, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2026	2025	2026	2025
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$159,790	$152,479	$301,413	$284,071
Less income allocated to nonvested restricted stock awards	1,405	1,461	2,719	2,720
Net income allocated to common stock	$158,385	$151,018	$298,694	$281,351
Weighted average common shares outstanding	144,215	139,077	144,996	139,319
Basic income per common share	$1.10	$1.09	$2.06	$2.02
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$159,790	$152,479	$301,413	$284,071
Less income allocated to nonvested restricted stock awards	1,405	1,460	2,718	2,718
Net income allocated to common stock	$158,385	$151,019	$298,695	$281,353
Weighted average common shares outstanding	144,215	139,077	144,996	139,319
Net effect of assumed exercise of stock appreciation rights and restricted stock units - based on the treasury stock method using the average market price for the respective periods	94	135	83	148
Weighted average diluted common shares outstanding	144,309	139,212	145,079	139,467
Diluted income per common share	$1.10	$1.09	$2.06	$2.02

Unexercised stock appreciation rights of 435 thousand and 302 thousand for the three month periods ended June 30, 2026 and 2025, respectively, and 436 thousand and 237 thousand for the six month periods ended June 30, 2026 and 2025, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive. Nonvested time-vested restricted stock units of 143 for the three month period ended June 30, 2026, and 284 for the six month period ended June 30, 2026, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2026	$(485,071)	$(9,623)	$(12,996)	$(507,690)
Other comprehensive income (loss) before reclassifications to current earnings	(69,519)	—	(16,982)	(86,501)
Amounts reclassified to current earnings from accumulated other comprehensive income	97,686	277	483	98,446
Current period other comprehensive income (loss), before tax	28,167	277	(16,499)	11,945
Income tax (expense) benefit	(7,042)	(69)	4,125	(2,986)
Current period other comprehensive income (loss), net of tax	21,125	208	(12,374)	8,959
Balance June 30, 2026	$(463,946)	$(9,415)	$(25,370)	$(498,731)
Balance January 1, 2025	$(742,926)	$(12,059)	$(3,926)	$(758,911)
Other comprehensive income (loss) before reclassifications to current earnings	222,002	—	15,381	237,383
Amounts reclassified to current earnings from accumulated other comprehensive income	4,214	458	(4,905)	(233)
Current period other comprehensive income (loss), before tax	226,216	458	10,476	237,150
Income tax (expense) benefit	(56,554)	(115)	(2,619)	(59,288)
Current period other comprehensive income (loss), net of tax	169,662	343	7,857	177,862
Balance June 30, 2025	$(573,264)	$(11,716)	$3,931	$(581,049)
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

(In thousands)	Retail Banking	Commercial	Wealth	Other/Elimination	Consolidated Totals
Three Months Ended June 30, 2026
Net interest income	$124,205	$131,400	$50,273	$9,207	$315,085
Provision for credit losses	(9,239)	(263)	—	771	(8,731)
Non-interest income	25,654	73,450	81,604	3,120	183,828
Investment securities gains (losses), net	—	—	—	12,830	12,830
Non-interest expense	(87,343)	(124,618)	(62,057)	(23,050)	(297,068)
Income before income taxes	$53,277	$79,969	$69,820	$2,878	$205,944
Six Months Ended June 30, 2026
Net interest income	$246,777	$265,001	$96,396	$6,751	$614,925
Provision for credit losses	(18,510)	(5,959)	2	4,776	(19,691)
Non-interest income	49,747	142,386	161,824	5,722	359,679
Investment securities gains (losses), net	—	—	—	24,477	24,477
Non-interest expense	(175,216)	(237,445)	(125,174)	(50,359)	(588,194)
Income before income taxes	$102,798	$163,983	$133,048	$(8,633)	$391,196
Three Months Ended June 30, 2025
Net interest income	$127,118	$127,613	$23,036	$2,380	$280,147
Provision for loan losses	(9,569)	(108)	(18)	4,098	(5,597)
Non-interest income	24,430	74,654	63,848	2,681	165,613
Investment securities gains (losses), net	—	—	—	437	437
Non-interest expense	(83,075)	(108,058)	(40,752)	(12,552)	(244,437)
Income before income taxes	$58,904	$94,101	$46,114	$(2,956)	$196,163
Six Months Ended June 30, 2025
Net interest income	$252,352	$260,879	$45,195	$(9,177)	$549,249
Provision for credit losses	(19,819)	(640)	(18)	393	(20,084)
Non-interest income	47,690	144,980	127,886	4,006	324,562
Investment securities gains (losses), net	—	—	—	(7,154)	(7,154)
Non-interest expense	(166,080)	(212,027)	(81,941)	(22,765)	(482,813)
Income before income taxes	$114,143	$193,192	$91,122	$(34,697)	$363,760

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

(In thousands)	June 30, 2026	December 31, 2025
Interest rate swaps	$2,112,473	$1,968,679
Interest rate floors	2,500,000	2,000,000
Interest rate caps	238,700	105,770
Credit risk participation agreements	448,224	474,951
Foreign exchange contracts	16,171	29,451
Mortgage loan commitments	6,427	6,297
Mortgage loan forward sale contracts	1,113	1,794
Forward TBA contracts	7,500	7,000
Total notional amount	$5,330,608	$4,593,942

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

At June 30, 2026, the Company had one interest rate swap with a notional amount of $100.0 million, which is designated as a fair value hedge of certain variable rate loans. This swap was acquired during the Company's acquisition of FineMark. Gains and losses on the derivative instrument, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying consolidated statements of income.

As of June 30, 2026, the Company held five interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.5 billion. Each of the five interest rate floors has a six-year term and a notional amount of $500.0 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031
3.00%	October 1, 2026	October 1, 2032

The premium paid for the floors totaled $102.2 million, including $11.9 million during the six months ended June 30, 2026. At June 30, 2026, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 6.3 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of June 30, 2026, net deferred losses on the interest rate floors totaled $36.7 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of June 30, 2026, it is expected that $14.0 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of June 30, 2026, the total realized gains on the monetized cash flow hedges remaining in AOCI was $2.9 million (pre-tax), which will be reclassified into interest income over the next 6 months. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at June 30, 2026 that is expected to be reclassified into income within the next 12 months is $2.9 million.

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

The Company's policy is to present its derivative assets and derivative liabilities on a gross basis on its consolidated balance sheets, and these are reported in other assets and other liabilities. In prior years, certain collateral posted to and from the Company's clearing counterparty has been applied to the fair values of the cleared swap. There was no reduction to positive or negative fair values of cleared swaps at June 30, 2026 and December 31, 2025.

	Asset Derivatives		Liability Derivatives
	June 30, 2026	Dec. 31, 2025	June 30, 2026	Dec. 31, 2025
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$27,472	$32,524	$—	$—
Interest rate swaps	$—	$—	$(318)	$—
Total derivatives designated as hedging instruments	$27,472	$32,524	$(318)	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$15,491	$18,294	$(15,491)	$(18,294)
Interest rate caps	599	2	(598)	(2)
Credit risk participation agreements	38	56	(26)	(77)
Foreign exchange contracts	407	396	(265)	(401)
Mortgage loan commitments	138	133	(4)	—
Mortgage loan forward sale contracts	5	15	—	—
Forward TBA contracts	4	1	(20)	(21)
Total derivatives not designated as hedging instruments	$16,682	$18,897	$(16,404)	$(18,795)
Total	$44,154	$51,421	$(16,722)	$(18,795)

The carrying amount of the underlying variable rate loans for the fair value hedge, which includes the unamortized discount or premium and the fair value adjustment, was $132.5 million as of June 30, 2026. The hedged item is presented in Loans within the balance sheet.

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended June 30, 2026
Derivatives in cash flow hedging relationships:
Interest rate floors	$(15,316)	$(505)	$(14,811)	Interest and fees on loans	$(757)	$3,221	$(3,978)
Total	$(15,316)	$(505)	$(14,811)	Total	$(757)	$3,221	$(3,978)
For the Six Months Ended June 30, 2026
Derivatives in cash flow hedging relationships:
Interest rate floors	$(16,982)	$(3,915)	$(13,067)	Interest and fees on loans	$(483)	$7,190	$(7,673)
Total	$(16,982)	$(3,915)	$(13,067)	Total	$(483)	$7,190	$(7,673)
For the Three Months Ended June 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$5,015	$5,387	$(372)	Interest and fees on loans	$2,372	$6,582	$(4,210)
Total	$5,015	$5,387	$(372)	Total	$2,372	$6,582	$(4,210)
For the Six Months Ended June 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$15,381	$6,034	$9,347	Interest and fees on loans	$4,905	$13,279	$(8,374)
Total	$15,381	$6,034	$9,347	Total	$4,905	$13,279	$(8,374)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2026	2025	2026	2025
Derivatives and hedged instruments in fair value hedging relationships:
Interest rate swaps and hedged loans	Interest and fees on loans	$—	$—	$(6)	$—
Total		$—	$—	$(6)	$—
Derivative instruments:
Interest rate swaps	Other non-interest income	$1,440	$642	$1,537	$747
Interest rate caps	Other non-interest income	38	—	40	—
Credit risk participation agreements	Other non-interest income	(64)	186	(374)	178
Foreign exchange contracts	Other non-interest income	88	(184)	147	(216)
Mortgage loan commitments	Loan fees and sales	29	151	1	195
Mortgage loan forward sale contracts	Loan fees and sales	(1)	(1)	(10)	(11)
Forward TBA contracts	Loan fees and sales	(19)	(35)	—	(100)
Total		$1,511	$759	$1,341	$793

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
June 30, 2026
Assets:
Derivatives subject to master netting agreements	$43,803	$—	$43,803	$(4,145)	$(34,479)	$5,179
Derivatives not subject to master netting agreements	351	—	351
Total derivatives	$44,154	$—	$44,154
Liabilities:
Derivatives subject to master netting agreements	$16,445	$—	$16,445	$(4,145)	$(316)	$11,984
Derivatives not subject to master netting agreements	277	—	277
Total derivatives	$16,722	$—	$16,722
December 31, 2025
Assets:
Derivatives subject to master netting agreements	$51,217	$—	$51,217	$(10,642)	$(29,609)	$10,966
Derivatives not subject to master netting agreements	204	—	204
Total derivatives	$51,421	$—	$51,421
Liabilities:
Derivatives subject to master netting agreements	$18,400	$—	$18,400	$(10,642)	$—	$7,758
Derivatives not subject to master netting agreements	395	—	395
Total derivatives	$18,795	$—	$18,795

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
June 30, 2026
Total resale agreements, subject to master netting arrangements	$1,150,000	$—	$1,150,000	$—	$(1,150,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,306,471	—	2,306,471	—	(2,306,471)	—
December 31, 2025
Total resale agreements, subject to master netting arrangements	$850,000	$—	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,861,016	—	2,861,016	—	(2,861,016)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at June 30, 2026 and December 31, 2025, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
June 30, 2026
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$781,194	$—	$—	$781,194
Government-sponsored enterprise obligations	10,443	—	—	10,443
Agency mortgage-backed securities	999,669	3,900	24,250	1,027,819
Non-agency mortgage-backed securities	20,480	—	—	20,480
Asset-backed securities	318,542	19,993	21,516	360,051
Other debt securities	106,484	—	—	106,484
Total repurchase agreements, gross amount recognized	$2,236,812	$23,893	$45,766	$2,306,471
December 31, 2025
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$503,061	$—	$—	$503,061
Government-sponsored enterprise obligations	10,539	—	—	10,539
Agency mortgage-backed securities	1,647,928	4,600	26,750	1,679,278
Non-agency mortgage-backed securities	21,970	—	—	21,970
Asset-backed securities	453,827	29,656	21,226	504,709
Other debt securities	141,459	—	—	141,459
Total repurchase agreements, gross amount recognized	$2,778,784	$34,256	$47,976	$2,861,016

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

Historically, most of the awards have been issued during the first quarter of each year. Total stock-based compensation expense charged against income was $6.6 million and $4.1 million in the three months ended June 30, 2026 and 2025, and $12.8 million and $8.5 million in the six months ended June 30, 2026 and 2025, respectively.

Restricted Stock Awards
Nonvested restricted stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2026, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	1,305,978	$55.11
Granted	206,153	53.81
Vested	(229,227)	56.60
Forfeited	(17,802)	54.39
Nonvested at June 30, 2026	1,265,102	$54.63

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

A summary of the Company's time-vested restricted stock units and performance-vested restricted stock units as of June 30, 2026, and changes during the six month period ended, is presented below.

	Time-Vested Restricted Stock Units		Performance-Vested Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	—	$—	—	$—
Granted	293,355	52.06	95,266	52.68
Adjustment (1)	—	—	—	—
Vested	—	—	—	—
Forfeited	(2,131)	50.91	—	—
Nonvested at June 30, 2026	291,224	$52.07	95,266	$52.68
(1) Reflects the adjustment to target Granted PSUs, based on the current estimate of performance results.

The current year Monte Carlo assumptions are shown in the table below.

Fair value on valuation date	$52.68
Assumptions:
Dividend yield	—%
Historical volatility	25.7%
Risk-free interest rate	3.5%
Expected term	2.9 years

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

A summary of SAR activity during the first six months of 2026 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	850,956	$47.99
Granted	—	—
Forfeited	(1,816)	55.06
Expired	(2,495)	52.72
Exercised	(70,724)	30.65
Outstanding at June 30, 2026	775,921	$49.54	4.6 years	$6,634

15. Revenue from Contracts with Customers
Revenue from contracts with customers, Accounting Standard Codification 606 ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the six months ended June 30, 2026, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2026	2025	2026	2025
Trust fees	$71,512	$55,571	$142,561	$112,163
Bank card transaction fees	48,121	46,362	93,706	91,955
Deposit account charges and other fees	29,259	26,248	57,837	52,870
Consumer brokerage services	5,862	5,383	11,306	10,168
Other non-interest income	14,087	18,817	27,829	33,208
Total non-interest income from contracts with customers	168,841	152,381	333,239	300,364
Other non-interest income (1)	14,987	13,232	26,440	24,198
Total non-interest income	$183,828	$165,613	$359,679	$324,562
(1) This revenue is not within the scope of ASC 606, and includes fees relating to bond trading activities, loan fees and sales, derivative instruments, standby letters of credit and various other transactions.

For bank card transaction fees, nearly all debit and credit card fees were earned in the Retail Banking segment, while corporate card and merchant fees were earned in the Commercial segment. The Retail Banking and Commercial segments contributed approximately 27% and 72%, respectively, of the Company's deposit account charge revenue. All trust fees and nearly all consumer brokerage services income were earned in the Wealth segment.

The following table presents the opening and closing receivable balances for the six month periods ended June 30, 2026 and 2025 for the Company’s significant revenue from contracts with customers.

(In thousands)	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Bank card transaction fees	$15,067	$16,878	$14,296	$17,754
Trust fees	6,127	2,424	1,937	2,165
Deposit account charges and other fees	8,998	8,414	8,039	7,897

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the June 30, 2026 and December 31, 2025 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2026 or the year ended December 31, 2025.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Assets:
Residential mortgage loans held for sale	$3,376	$—	$3,376	$—
Available for sale debt securities:
U.S. government and federal agency obligations	3,486,809	3,486,809	—	—
Government-sponsored enterprise obligations	43,849	—	43,849	—
State and municipal obligations	640,224	—	639,259	965
Agency mortgage-backed securities	2,602,290	—	2,602,290	—
Non-agency mortgage-backed securities	385,318	—	385,318	—
Asset-backed securities	1,002,658	—	1,002,658	—
Other debt securities	161,486	—	161,486	—
Trading debt securities	57,651	8,338	49,313	—
Equity securities	33,195	33,195	—	—
Private equity investments	181,033	—	—	181,033
Derivatives *	44,154	—	43,978	176
Assets held in trust for deferred compensation plan	24,569	24,569	—	—
Total assets	8,666,612	3,552,911	4,931,527	182,174
Liabilities:
Derivatives *	16,722	—	16,692	30
Liabilities held in trust for deferred compensation plan	24,569	24,569	—	—
Total liabilities	$41,291	$24,569	$16,692	$30
December 31, 2025
Assets:
Residential mortgage loans held for sale	$4,028	$—	$4,028	$—
Available for sale debt securities:
U.S. government and federal agency obligations	3,279,100	3,279,100	—	—
Government-sponsored enterprise obligations	44,712	—	44,712	—
State and municipal obligations	664,733	—	663,781	952
Agency mortgage-backed securities	3,223,105	—	3,223,105	—
Non-agency mortgage-backed securities	435,688	—	435,688	—
Asset-backed securities	1,262,045	—	1,262,045	—
Other debt securities	186,130	—	186,130	—
Trading debt securities	40,080	13,215	26,865	—
Equity securities	47,551	47,551	—	—
Private equity investments	184,343	—	—	184,343
Derivatives *	51,421	—	51,232	189
Assets held in trust for deferred compensation plan	23,276	23,276	—	—
Total assets	9,446,212	3,363,142	5,897,586	185,484
Liabilities:
Derivatives *	18,795	—	18,718	77
Liabilities held in trust for deferred compensation plan	23,276	23,276	—	—
Total liabilities	$42,071	$23,276	$18,718	$77
* The fair value of each class of derivative is shown in Note 12.

The changes in the Company's Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended June 30, 2026
Balance March 31, 2026	$950	$183,764	$184,714
Total gains (losses) realized/unrealized:
Included in earnings	—	(3,951)	(3,951)
Included in other comprehensive income *	15	—	15
Purchases of private equity investments	—	1,214	1,214
Sale/pay down of private equity investments	—	(11)	(11)
Capitalized interest/dividends	—	17	17
Balance at June 30, 2026	$965	$181,033	$181,998
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2026	$—	$(3,951)	$(3,951)
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2026	$15	$—	$15
For the six months ended June 30, 2026
Balance January 1, 2026	$952	$184,343	$185,295
Total gains (losses) realized/unrealized:
Included in earnings	—	6,939	6,939
Included in other comprehensive income *	12	—	12
Discount accretion	1	—	1
Purchases of private equity investments	—	6,815	6,815
Sale/pay down of private equity investments	—	(17,099)	(17,099)
Capitalized interest/dividends	—	35	35
Balance at June 30, 2026	$965	$181,033	$181,998
Total gains (losses) for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2026	$—	$6,939	$6,939
*Total gains (losses) for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2026	$12	$—	$12

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended June 30, 2025
Balance March 31, 2025	$947	$175,618	$176,565
Total gains (losses) realized/unrealized:
Included in earnings	—	4,414	4,414
Included in other comprehensive income *	2	—	2
Discount accretion	1	—	1
Purchases of private equity investments	—	728	728
Sale/pay down of private equity investments	—	(6,707)	(6,707)
Capitalized interest/dividends	—	17	17
Balance at June 30, 2025	$950	$174,070	$175,020
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2025	$—	$4,414	$4,414
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2025	$2	$—	$2
For the six months ended June 30, 2025
Balance January 1, 2025	$964	$184,386	$185,350
Total gains (losses) realized/unrealized:
Included in earnings	—	(4,111)	(4,111)
Included in other comprehensive income *	(16)	—	(16)
Discount accretion	2	—	2
Purchases of private equity investments	—	6,426	6,426
Sale/pay down of private equity investments	—	(12,665)	(12,665)
Capitalized interest/dividends	—	34	34
Balance at June 30, 2025	$950	$174,070	$175,020
Total gains (losses) for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2025	$—	$(3,312)	$(3,312)
*Total gains (losses) for the six months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2025	$(16)	$—	$(16)
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Company's Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Investment Securities Gains (Losses), Net
For the three months ended June 30, 2026
Total gains or losses included in earnings	$(3,951)
Change in unrealized gains or losses relating to assets still held at June 30, 2026	$(3,951)
For the six months ended June 30, 2026
Total gains or losses included in earnings	$6,939
Change in unrealized gains or losses relating to assets still held at June 30, 2026	$6,939
For the three months ended June 30, 2025
Total gains or losses included in earnings	$4,414
Change in unrealized gains or losses relating to assets still held at June 30, 2025	$4,414
For the six months ended June 30, 2025
Total gains or losses included in earnings	$(4,111)
Change in unrealized gains or losses relating to assets still held at June 30, 2025	$(3,312)

Level 3 Inputs
The Company's Level 3 measurements at June 30, 2026, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.5	5.2
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first six months of 2026 and 2025, and still held as of June 30, 2026 and 2025, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2026 and 2025.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2026
Collateral dependent loans	$9,140	$—	$—	$9,140	$(3,749)
Long-lived assets	703	—	—	703	(126)

June 30, 2025
Collateral dependent loans	$251	$—	$—	$251	$(147)

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at June 30, 2026 and December 31, 2025:

	Carrying Amount	Estimated Fair Value at June 30, 2026
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$7,115,984	$—	$—	$7,013,375	$7,013,375
Real estate - construction and land	1,493,455	—	—	1,465,846	1,465,846
Real estate - business	4,064,253	—	—	3,985,828	3,985,828
Real estate - personal	4,369,077	—	—	4,086,228	4,086,228
Consumer	2,527,448	—	—	2,505,133	2,505,133
Revolving home equity	649,332	—	—	634,254	634,254
Consumer credit card	561,277	—	—	508,391	508,391
Overdrafts	52,655	—	—	52,524	52,524
Total loans	20,833,481	—	—	20,251,579	20,251,579
Loans held for sale	3,799	—	3,799	—	3,799
Investment securities	8,656,217	3,528,342	4,884,173	243,702	8,656,217
Federal funds sold	2,010	2,010	—	—	2,010
Securities purchased under agreements to resell	1,150,000	—	—	1,149,880	1,149,880
Interest earning deposits with banks	2,260,162	2,260,162	—	—	2,260,162
Cash and due from banks	645,674	645,674	—	—	645,674
Derivative instruments	44,154	—	43,978	176	44,154
Assets held in trust for deferred compensation plan	24,569	24,569	—	—	24,569
Total	$33,620,066	$6,460,757	$4,931,950	$21,645,337	$33,038,044
Financial Liabilities
Non-interest bearing deposits	$8,172,552	$8,172,552	$—	$—	$8,172,552
Savings, interest checking and money market deposits	17,320,654	17,320,654	—	—	17,320,654
Certificates of deposit	2,382,496	—	—	2,407,213	2,407,213
Federal funds purchased	121,820	121,820	—	—	121,820
Securities sold under agreements to repurchase	2,306,471	—	—	2,308,593	2,308,593
Other borrowings	26,183	20,756	5,427	—	26,183
Derivative instruments	16,722	—	16,692	30	16,722
Liabilities held in trust for deferred compensation plan	24,569	24,569	—	—	24,569
Total	$30,371,467	$25,660,351	$22,119	$4,715,836	$30,398,306

	Carrying Amount	Estimated Fair Value at December 31, 2025
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,439,380	$—	$—	$6,367,754	$6,367,754
Real estate - construction and land	1,438,012	—	—	1,415,490	1,415,490
Real estate - business	3,674,567	—	—	3,628,499	3,628,499
Real estate - personal	3,053,435	—	—	2,815,384	2,815,384
Consumer	2,196,822	—	—	2,188,772	2,188,772
Revolving home equity	375,159	—	—	371,998	371,998
Consumer credit card	589,694	—	—	535,660	535,660
Overdrafts	4,194	—	—	4,045	4,045
Total loans	17,771,263	—	—	17,327,602	17,327,602
Loans held for sale	4,329	—	4,329	—	4,329
Investment securities	9,413,603	3,339,866	5,842,326	231,411	9,413,603
Securities purchased under agreements to resell	850,000	—	—	869,427	869,427
Interest earning deposits with banks	2,744,393	2,744,393	—	—	2,744,393
Cash and due from banks	803,239	803,239	—	—	803,239
Derivative instruments	51,421	—	51,232	189	51,421
Assets held in trust for deferred compensation plan	23,276	23,276	—	—	23,276
Total	$31,661,524	$6,910,774	$5,897,887	$18,428,629	$31,237,290
Financial Liabilities
Non-interest bearing deposits	$8,205,711	$8,205,711	$—	$—	$8,205,711
Savings, interest checking and money market deposits	15,047,406	15,047,406	—	—	15,047,406
Certificates of deposit	2,386,459	—	—	2,418,268	2,418,268
Federal funds purchased	128,625	128,625	—	—	128,625
Securities sold under agreements to repurchase	2,861,016	—	—	2,863,921	2,863,921
Other borrowings	12,739	12,739	—	—	12,739
Derivative instruments	18,795	—	18,718	77	18,795
Liabilities held in trust for deferred compensation plan	23,276	23,276	—	—	23,276
Total	$28,684,027	$23,417,757	$18,718	$5,282,266	$28,718,741

18. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at June 30, 2026, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2025 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be attained for any other period.

Acquisition
On January 1, 2026, the Company completed its previously announced acquisition of FineMark Holdings, Inc. ("FineMark"), a bank holding company headquartered in Fort Myers, Florida, pursuant to the Agreement and Plan of Merger dated June 16, 2025. Immediately after the merger, FineMark's wholly-owned subsidiary, FineMark National Bank & Trust, merged into the Bank, with the Bank continuing as the surviving bank. The acquisition added total assets of approximately $4.0 billion, including loans of $2.6 billion, total deposits of $3.1 billion, and assets under administration of $8.7 billion, as well as 13 banking offices in Florida, Arizona and South Carolina.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2026	2025		2026	2025
Per Share Data
Net income per common share — basic	$1.10	$1.09	*	$2.06	$2.02	*
Net income per common share — diluted	1.10	1.09	*	2.06	2.02	*
Cash dividends on common stock	.275	.262	*	.550	.524	*
Book value per common share				30.45	26.12	*
Market price				57.75	59.21	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	74.44%	70.22%		73.94%	69.80%
Non-interest bearing deposits to total deposits	29.15	29.52		28.79	29.45
Equity to loans (1)	21.25	20.09		21.31	19.83
Equity to deposits	15.82	14.11		15.75	13.84
Equity to total assets	12.50	11.23		12.39	10.97
Return on total assets	1.84	1.95		1.73	1.82
Return on equity	14.70	17.40		13.96	16.63
(Based on end-of-period data)
Non-interest income to revenue (2)	36.85	37.15		36.91	37.14
Efficiency ratio (3)	58.40	54.77		59.19	55.18
Tier I common risk-based capital ratio				16.85	17.17
Tier I risk-based capital ratio				16.85	17.17
Total risk-based capital ratio				17.64	17.94
Tangible common equity to tangible assets ratio (4)				11.39	10.86
Tier I leverage ratio				12.81	12.75
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

	June 30
(Dollars in thousands)	2026	2025
Total equity	$4,381,805	$3,660,114
Less non-controlling interest	24,127	19,542
Less goodwill	253,805	146,539
Less intangible assets*	131,003	3,785
Total tangible common equity (a)	$3,972,870	$3,490,248
Total assets	$35,269,167	$32,284,247
Less goodwill	253,805	146,539
Less intangible assets*	131,003	3,785
Total tangible assets (b)	$34,884,359	$32,133,923
Tangible common equity to tangible assets ratio (a)/(b)	11.39%	10.86%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2026	2025	% change	2026	2025	% change
Net interest income (expense)	$315,085	$280,147	12.5%	$614,925	$549,249	12.0%
Provision for credit losses	(8,731)	(5,597)	56.0	(19,691)	(20,084)	(2.0)
Non-interest income	183,828	165,613	11.0	359,679	324,562	10.8
Investment securities gains (losses), net	12,830	437	N.M.	24,477	(7,154)	N.M.
Non-interest expense	(297,068)	(244,437)	21.5	(588,194)	(482,813)	21.8
Income taxes	(45,775)	(42,400)	8.0	(86,656)	(79,364)	9.2
Non-controlling interest income (expense)	(379)	(1,284)	(70.5)	(3,127)	(325)	N.M.
Net income attributable to Commerce Bancshares, Inc.	$159,790	$152,479	4.8%	$301,413	$284,071	6.1%
N.M. - Not meaningful.

For the quarter ended June 30, 2026, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $159.8 million, an increase of $7.3 million, or 4.8%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.84%, the annualized return on average equity was 14.70%, and the efficiency ratio was 58.40%. Diluted earnings per common share was $1.10 per share in the current quarter, an increase of .92% compared to $1.09 per share in the second quarter of 2025, and increased 14.6% compared to $.96 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $34.9 million, or 12.5%, mainly due to increases in interest income on loans and interest income on investment securities of $31.0 million and $2.7. million, respectively. Interest expense on deposits increased $3.3 million, while interest expense on borrowings decreased $2.5 million. The provision for credit losses increased $3.1 million compared to the same quarter in the prior year. Non-interest income increased $18.2 million, or 11.0%, compared to the second quarter of 2025, mainly due to increases in trust fees and deposit account fees of $15.9 million and $3.0 million, respectively. Net gains on investment securities totaled $12.8 million in the current quarter compared to net gains of $437 thousand in the same quarter of last year. Securities gains in the current quarter primarily resulted from net gains of $114.1 million recorded on equity securities, largely offset by net losses of $97.7 million on sales of available for sale debt securities. Non-interest expense increased $52.6 million, or 21.5%, over the second quarter of 2025, mainly due to higher salaries and benefits expense of $24.9 million, primarily a result of onboarding FineMark team members at the beginning of 2026. Data processing and software expense and professional and other services expense also increased $5.3 million and $3.5 million, respectively. Additionally, other non-interest expense increased $15.6 million, primarily due to $12.0 million in litigation expense and $5.4 million in intangible amortization expense related to the FineMark acquisition.

Net income for the first six months of 2026 totaled $301.4 million, an increase of $17.3 million, or 6.1% from the same period last year. Diluted earnings per common share was $2.06, an increase of 1.98% compared to $2.02 per share in the same period last year. For the first six months of 2026, the annualized return on average assets was 1.73%, the annualized return on average equity was 13.96%, and the efficiency ratio was 59.19%. Net interest income increased $65.7 million, or 12.0%, over the same period last year. This growth was largely due to an increase in interest income on loans of $65.2 million. Interest expense on deposits increased $7.4 million, while interest expense on borrowings decreased $5.2 million, over the same period last year. The provision for credit losses was $19.7 million for the first six months of 2026, compared to a provision of $20.1 million in the same period last year. Non-interest income increased $35.1 million, or 10.8%, from the first six months of last year largely due to increases in trust fees and deposit account fees, partly offset by lower gains of sales on assets. Non-interest expense increased $105.4 million, or 21.8%, over the first six months of last year, mainly due to higher salaries and benefits expense of $52.6 million, primarily a result of onboarding FineMark team members at the beginning of 2026. Professional and other services expense increased $12.3 million, partly due to acquisition-related legal and professional fees, while data processing and software expense increased $11.4 million. Additionally, other non-interest expense increased $22.6 million over the same period in the prior year, mainly due to $12.0 million in litigation expense and an increase of $10.7 million in acquisition-related intangible amortization expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2026 vs. 2025			Six Months Ended June 30, 2026 vs. 2025
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable-equivalent basis:
Loans:
Business	$9,076	$(5,864)	$3,212	$17,642	$(11,869)	$5,773
Real estate - construction and land	2,117	(3,829)	(1,712)	5,313	(6,623)	(1,310)
Real estate - business	5,465	(2,136)	3,329	10,943	(3,446)	7,497
Real estate - personal	14,342	5,304	19,646	28,814	11,226	40,040
Consumer	5,199	(1,883)	3,316	10,642	(3,745)	6,897
Revolving home equity	4,946	(213)	4,733	9,468	(179)	9,289
Consumer credit card	(498)	(823)	(1,321)	(664)	(1,991)	(2,655)
Overdrafts	—	—	—	—	—	—
Total interest on loans	40,647	(9,444)	31,203	82,158	(16,627)	65,531
Loans held for sale	(9)	(8)	(17)	8	(19)	(11)
Investment securities:
U.S. government and federal agency obligations	7,908	3,979	11,887	13,981	197	14,178
Government-sponsored enterprise obligations	(3)	1	(2)	(6)	—	(6)
State and municipal obligations	(430)	50	(380)	(910)	133	(777)
Mortgage-backed securities	(3,246)	195	(3,051)	(6,206)	550	(5,656)
Asset-backed securities	(4,914)	124	(4,790)	(8,753)	1,105	(7,648)
Other securities	1,022	(2,076)	(1,054)	1,408	(3,142)	(1,734)
Total interest on investment securities	337	2,273	2,610	(486)	(1,157)	(1,643)
Federal funds sold	6	(2)	4	(9)	(9)	(18)
Securities purchased under agreements to resell	848	28	876	1,418	495	1,913
Interest earning deposits with banks	5,995	(4,867)	1,128	12,691	(10,467)	2,224
Total interest income	47,824	(12,020)	35,804	95,780	(27,784)	67,996
Interest expense:
Deposits:
Savings	3	22	25	4	68	72
Interest checking and money market	8,286	(2,950)	5,336	17,543	(6,100)	11,443
Certificates of deposit of less than $100,000	538	(1,118)	(580)	1,140	(2,569)	(1,429)
Certificates of deposit of $100,000 and over	393	(1,905)	(1,512)	1,571	(4,304)	(2,733)
Total interest on deposits	9,220	(5,951)	3,269	20,258	(12,905)	7,353
Federal funds purchased	1,310	(436)	874	1,456	(686)	770
Securities sold under agreements to repurchase	(511)	(2,852)	(3,363)	(856)	(5,951)	(6,807)
Other borrowings	(13)	(10)	(23)	858	(13)	845
Total interest expense	10,006	(9,249)	757	21,716	$(19,555)	$2,161
Net interest income, fully taxable-equivalent basis	$37,818	$(2,771)	$35,047	$74,064	$(8,229)	$65,835

Net interest income in the second quarter of 2026 was $315.1 million, an increase of $34.9 million over the second quarter of 2025. On a fully taxable-equivalent (FTE) basis, net interest income totaled $317.5 million in the second quarter of 2026, up $35.0 million over the same period last year and up $15.3 million over the previous quarter. The increase in net interest income compared to the second quarter of 2025 was mainly due to an increase in average loan balances in connection with the acquisition of FineMark on January 1, 2026. Accretion income on FineMark's loans resulting from purchase accounting adjustments totaled $6.2 million in the second quarter of 2026. Interest income earned on loans (FTE) increased over the same period in the prior year mainly due to higher average loan balances, partly offset by lower average rates earned. Total interest earned on investment securities (FTE) increased mainly due to higher average rates earned, while the increase in deposit interest expense was mainly due to higher average balances, partly offset by lower average rates paid. Interest expense on securities sold under agreements to repurchase decreased mainly due to lower average rates paid. The Company's net yield on earning assets (FTE) was 3.77% in the current quarter compared to 3.70% in the second quarter of 2025.

Total interest income (FTE) increased $35.8 million over the second quarter of 2025. Interest income on loans (FTE) was $293.3 million during the second quarter of 2026, an increase of $31.2 million, or 11.9%, over the same quarter last year. The increase in loan interest income over the same quarter of last year was primarily due to growth of $3.0 billion, or 17.3%, in average loan balances, partly offset by lower average rates earned, which declined 28 basis points. Most of the increase in interest income was due to the acquisition of FineMark, which added $2.7 billion in loan balances. The largest increase to interest income occurred in personal real estate loan interest, which grew $19.6 million due to a $1.3 billion, or 43.9%, increase in average balances coupled with a 49 basis point increase in the average rate earned. Revolving home equity loan interest income increased $4.7 million mainly due to a $267.7 million, or 73.9%, increase in average balances. Business real estate loan interest income increased $3.3 million due to higher average balances of $370.3 million, or 10.0%, partly offset by a decrease of 22 basis points in the average rate earned. The $3.3 million increase in consumer loan interest income was due to a $324.3 million, or 15.1%, increase in average balances, partly offset by a decline of 31 basis points in the average rate earned. Business loan interest income grew $3.2 million due to higher average balances of $617.1 million, or 9.9%, partly offset by a 33 basis point decrease in the average rate earned. These increases in interest income were slightly offset by decreases in construction and land loan and consumer credit card loan interest income. Interest income on construction and land loans decreased $1.7 million due to a 99 basis point decrease in the average rate earned, partly offset by an increase in average balances of $114.9 million, or 8.0%. Consumer credit card loan interest income declined $1.3 million due to a 60 basis point decrease in the average rate earned and a $15.2 million, or 2.7% decrease in the average balance.

Interest income on investment securities (FTE) was $83.2 million during the second quarter of 2026, which was an increase of $2.6 million over the same quarter last year. The largest increase in interest income occurred in interest earned on U.S. government and federal agency obligations, which grew $11.9 million, driven by higher average balances of $741.1 million, or 28.2%, and an increase of 48 basis points in the average rate earned. Interest income related to the Company's U.S. Treasury inflation-protected securities (TIPS), which is tied to the non-seasonally adjusted Consumer Price Index (CPI-U), increased $5.0 million over the same quarter last year. During the second quarter of 2026, the Company sold its TIPS portfolio as part of its available for sale debt securities portfolio repositioning. The increase in interest income was partly offset by a decline in interest income earned on asset-backed and mortgage-backed securities, which declined $4.8 million and $3.1 million, respectively. Interest income earned on asset-backed securities declined due to a $528.4 million, or 33.3%, decrease in average balances. A decrease of $626.0 million, or 13.5%, in average balances led to the decline in interest income on mortgage-backed securities. In addition, the Company recorded a $1.1 million adjustment to premium amortization at June 30, 2026, which increased interest income and reflected slower forward prepayment speed estimates on mortgage-backed securities. This increase was higher than the $1.0 million adjustment increasing income in the same quarter last year. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $9.8 billion in the second quarter of 2026 and $10.2 billion in the second quarter of 2025.

Interest income on securities purchased under agreements to resell increased $876 thousand over the same quarter last year, mainly due to the growth of $84.6 million in the average balance. These resale agreements were structured with floor spreads to protect against falling interest rates. Interest income on deposits at the Federal Reserve increased $1.1 million due to an increase of $539.2 million in the average balance, partly offset by a decline of 76 basis points in the average rate earned.

The average fully taxable-equivalent yield on total interest earning assets was 4.87% in the second quarter of 2026, down from 4.90% in the second quarter of 2025.

Total interest expense increased $757 thousand compared to the second quarter of 2025 due an increase of $3.3 million in interest expense on interest bearing deposits, partly offset by a decrease of $2.5 million in interest expense on borrowings. The increase in deposit interest expense was primarily due to the acquisition of FineMark, which added $2.7 billion in interest bearing deposit balances. Compared to the same quarter last year, interest expense on interest checking and money market deposit balances increased $5.3 million due to growth of $1.9 billion, or 13.4%, in average balances, partly offset by a four basis point decline in the average rate paid. Interest expense on certificate of deposit accounts decreased $2.1 million due to a 45 basis point decline in average rates paid, partly offset by an increase of $69.4 million, or 2.9%, in average balances. The overall rate paid on total deposits decreased ten basis points from the same quarter last year. Interest expense on customer repurchase agreements decreased $3.4 million due to a 50 basis point decline in the average rate paid and a decrease of $71.9 million, or 3.0%, in the average balance. The overall average rate incurred on all interest bearing liabilities was 1.68% and 1.83% in the second quarters of 2026 and 2025, respectively.

Total interest income (FTE) for the first six months of 2026 increased $65.8 million over the same period last year mainly due to higher interest income on loans (FTE), securities purchased under agreements to resell and deposit balances at the Federal Reserve, slightly offset by lower interest income on investment securities (FTE). Loan interest income (FTE) increased $65.5 million, or 12.6%, due to a $3.1 billion, or 17.6%, increase in average loan balances, partly offset by a decline of 25 basis points in the average rate earned. Most of the increase in interest income was due to loan balances acquired in the FineMark acquisition. Increases in interest income occurred in the personal real estate, revolving home equity, business real estate, business and consumer loan categories, while decreases occurred in the construction and land and consumer credit card loan categories. Interest income on investment securities (FTE) decreased $1.6 million mainly due to decreases in average balances of asset-backed securities and mortgage-backed securities, partly offset by an increase in average balances of U.S. government and federal agency obligations. Interest earned on asset-backed securities decreased $7.6 million mainly due to a decline in average balances of $491.7 million, while interest earned on mortgage-backed securities decreased $5.7 million mainly due to lower average balances of $601.7 million. These decreases in interest income on investment securities were partly offset by increases in interest earned on U.S. government and federal agency securities of $14.2 million due to higher average balances of $672.9 million, or 25.8%. Higher interest income of $1.9 million was earned on securities purchased under agreements to resell, which saw growth in both average balances and rates earned. Interest income on balances at the Federal Reserve increased $2.2 million due to a $573.8 million increase in the average balance invested, partly offset by a 76 basis point decline in the average rate earned.

Total interest expense for the first six months of 2026 increased $2.2 million compared to the same period last year. Interest expense on deposits increased $7.4 million, due to a $2.1 billion increase in average balances, partly offset by an 11 basis point decline in the average rate paid. Interest expense on borrowings decreased $5.2 million, due to lower interest expense on securities sold under agreements to repurchase of $6.8 million resulting from lower average rates paid and average balances. This decrease was partly offset by higher interest expense on federal funds purchased of $770 thousand, mainly due to lower average rates paid, partly offset by an increase in average balances, while interest expense on other borrowings increased $845 thousand mainly due to higher average balances. The overall cost of total interest bearing liabilities decreased to 1.70% compared to 1.87% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30				Six Months Ended June 30
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	2026	2025	Amount	% change	2026	2025	Amount	% change
Trust fees	$71,512	$55,571	$15,941	28.7%	$142,561	$112,163	$30,398	27.1%
Bank card transaction fees	48,121	46,362	1,759	3.8	93,706	91,955	1,751	1.9
Deposit account charges and other fees	29,259	26,248	3,011	11.5	57,837	52,870	4,967	9.4
Consumer brokerage services	5,862	5,383	479	8.9	11,306	10,168	1,138	11.2
Capital market fees	5,667	6,175	(508)	(8.2)	11,005	11,287	(282)	(2.5)
Loan fees and sales	3,274	3,419	(145)	(4.2)	6,517	6,823	(306)	(4.5)
Other	20,133	22,455	(2,322)	(10.3)	36,747	39,296	(2,549)	(6.5)
Total non-interest income	$183,828	$165,613	$18,215	11.0%	$359,679	$324,562	$35,117	10.8%
Non-interest income as a % of total revenue*	36.8%	37.2%			36.9%	37.1%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the six month periods ended June 30, 2026 and 2025.

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in thousands)	2026	2025	$ change	% change	2026	2025	$ change	% change
Net debit card fees	$11,192	$11,260	$(68)	(.6)%	$21,781	$21,548	$233	1.1%
Net credit card fees	4,046	3,242	804	24.8	7,481	6,850	631	9.2
Net merchant fees	6,146	5,934	212	3.6	11,729	11,701	28.2
Net corporate card fees	26,737	25,926	811	3.1	52,715	51,856	859	1.7
Total bank card transaction fees	$48,121	$46,362	$1,759	3.8%	$93,706	$91,955	$1,751	1.9%

For the second quarter of 2026, total non-interest income amounted to $183.8 million compared to $165.6 million in the same quarter last year, which was an increase of $18.2 million, or 11.0%. The increase was mainly due to higher trust fees and deposit account fees. Trust fees increased $15.9 million, or 28.7%, mainly due to growth of $14.9 million in private client trust fees. Bank card transaction fees for the current quarter increased $1.8 million, or 3.8%, over the same period last year, mainly due to growth in net corporate card and net credit card fees. Net corporate card fees increased $811 thousand compared to the same period last year primarily due to higher interchange fees. Net credit card fees increased $804 thousand mainly due to lower rewards expense and higher interchange fees. Net merchant fees increased $212 thousand mainly due to lower royalty expense and lower network expense, while net debit card fees declined $68 thousand. Compared to the second quarter of last year, deposit account fees increased $3.0 million, or 11.5%, mainly due to higher corporate cash management fees of $2.7 million. Consumer brokerage service fees increased $479 thousand, or 8.9%, mainly due to higher advisory fees, while capital market fees decreased $508 thousand, or 8.2%, mainly due to lower underwriting income. Other non-interest income decreased $2.3 million, or 10.3%, mainly due to decreases of $4.7 million in gains on the sales of assets and $1.0 million in tax credit sales fees. These decreases were partly offset by increases in cash sweep commissions and interest rate swap fees of $1.3 million and $577 thousand, respectively.

Non-interest income for the first six months of 2026 was $359.7 million compared to $324.6 million in the first six months of 2025, which was an increase of $35.1 million, or 10.8%. The increase was mainly due to higher trust fees, deposit account fees and bank card fees. Trust fees increased $30.4 million, or 27.1%, mainly due to higher private client and institutional trust fees. Bank card transaction fees for the current year increased $1.8 million, or 1.9%, over the same period last year, mainly due to growth of $859 thousand in net corporate card fees, $631 thousand in net credit card fees and $233 thousand in net debit card fees. Deposit account fees increased $5.0 million, or 9.4%, mainly due to higher corporate cash management and overdraft and return item fees. Consumer brokerage service fees increased $1.1 million, or 11.2%, mainly due to higher advisory fees. Capital market fees decreased $282 thousand, or 2.5%, while loan fees and sales decreased $306 thousand, or 4.5%, mainly due to lower loan commitment fees. Other non-interest income decreased $2.5 million, or 6.5%, mainly due to decreases of $5.7 million in gains on the sales of assets and $1.4 million in tax credit sales fees. In addition, a decrease in fair value adjustments of $723 thousand was recorded on the Company's deferred compensation plan assets and liabilities. These decreases were partly offset by increases in cash sweep commissions of $2.4 million, bank-owned life insurance income of $936 thousand, and ACH network fees of $814 thousand.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2026	2025	2026	2025
Net gains (losses) on sales of available for sale debt securities	$(97,686)	$(4,218)	$(97,686)	$(4,214)
Net gains (losses) on equity securities	114,117	1,874	114,277	1,777
Net gains (losses) on sales of private equity investments	350	(1,633)	947	(606)
Fair value adjustments on private equity investments	(3,951)	4,414	6,939	(4,111)
Total investment securities gains (losses), net	$12,830	$437	$24,477	$(7,154)

Net gains and losses on investment securities, which were recognized in earnings during the three months ended June 30, 2026 and 2025, are shown in the table above. Net securities gains of $12.8 million were reported in the second quarter of 2026, compared to net gains of $437 thousand in the same period last year. The net gains in the second quarter of 2026 were mainly comprised of net gains of $114.1 million on equity securities, primarily related to gains recorded on the Company's shares of Visa, as described in Note 4, Investment Securities. The $114.1 million gain on equity securities during the second quarter of 2026 was mainly comprised of $34.5 million in gains on sales of the Company's Visa common stock and gains in fair value of $71.0 million recorded on the Company's Visa common stock still held at June 30 2026. Additionally, the Company recorded $8.6 million in net gains on other equity securities. These gains were largely offset by net losses of $97.7 million on sales of available for sale debt securities, related to the Company's available for sale debt portfolio repositioning, in which the Company sold bonds with an amortized cost of $904.7 million and subsequently reinvested the proceeds into higher yielding available for sale debt securities. Additional information about the Company's available for sale debt portfolio repositioning transactions is discussed in Note 4, Investment Securities. In addition to losses on available for sale debt securities, losses in fair value of $4.0 million were recorded on private equity investments during the second quarter of 2026. During the second quarter of 2025, the net gains on investment securities were primarily comprised of net gains in fair value of $4.4 million recorded on private equity investments and net gains of $1.9 million on equity investments, mostly offset by net losses of $4.2 million on sales of available for sale debt securities.

Net gains on investment securities of $24.5 million were recognized in earnings for the six months ended June 30, 2026, compared to net losses of $7.2 million for the same period in 2025. Net gains in the first half of 2026 were mainly comprised of net gains of $114.3 million on equity securities, mainly Visa common stock as described above, and net gains in fair value of $6.9 million recorded on private equity investments, partially offset by net losses of $97.7 million on sales of available for sale debt securities related to the available for sale debt securities portfolio repositioning. Net losses in the first half of 2025 were mainly comprised of net losses of $4.2 million on sales of available for sale debt securities and net losses in fair value of $4.1 million recorded on private equity investments, partly offset by net gains of $1.8 million on equity securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $1.6 million during the first six months of 2026 and income of $943 thousand during the first six months of 2025.

Non-Interest Expense

	Three Months Ended June 30				Six Months Ended June 30
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	2026	2025	Amount	% change	2026	2025	Amount	% change
Salaries and employee benefits	$179,954	$155,025	$24,929	16.1%	$360,741	$308,103	$52,638	17.1%
Data processing and software	38,241	32,904	5,337	16.2	76,569	65,142	11,427	17.5
Professional and other services	16,506	12,973	3,533	27.2	35,298	22,999	12,299	53.5
Net occupancy	14,638	13,654	984	7.2	29,946	27,674	2,272	8.2
Marketing	6,413	5,974	439	7.3	13,370	11,817	1,553	13.1
Equipment	5,870	5,157	713	13.8	11,541	10,405	1,136	10.9
Supplies and communication	5,484	4,962	522	10.5	10,722	10,008	714	7.1
Deposit insurance	3,841	3,312	529	16.0	7,755	7,056	699	9.9
Other	26,121	10,476	15,645	149.3	42,252	19,609	22,643	115.5
Total non-interest expense	$297,068	$244,437	$52,631	21.5%	$588,194	$482,813	$105,381	21.8%

Non-interest expense for the second quarter of 2026 amounted to $297.1 million, an increase of $52.6 million, or 21.5%, compared to expense of $244.4 million in the second quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries and employee benefits expense, data processing and software expense, professional and other services expense, litigation expense and intangible amortization expense. Salaries and employee benefits expense increased $24.9 million, or 16.1%, mainly due to the onboarding of FineMark's team members at the beginning of 2026. Acquisition-related salaries and benefits expense was $3.7 million in the current quarter. Full-time equivalent employees totaled 4,976 at June 30, 2026, compared to 4,658 at June 30, 2025. Data processing and software expense increased $5.3 million, or 16.2%, mainly due to higher costs for service providers and software. Professional and other services expense, which increased $3.5 million, or 27.2%, included $1.5 million of acquisition-related legal and professional services expense. Net occupancy expense increased $984 thousand, or 7.2%, and equipment expense increased $713 thousand, or 13.8%, both mainly due to higher depreciation expense. Supplies and communication expense increased $522 thousand, or 10.5%, mainly due to higher supplies and postage and courier expense. Other non-interest expense increased $15.6 million, mainly due to increases of $12.0 million in litigation expense and $5.4 million in intangible amortization expense related to the FineMark acquisition.

Non-interest expense amounted to $588.2 million for the first six months of 2026, an increase of $105.4 million, or 21.8%, over the first six months of 2025. Salaries and benefits expense increased $52.6 million, or 17.1%, mainly due to an accrual for retention bonuses, acquisition-related compensation payments and the onboarding of FineMark's team members. Salaries and benefits expense included acquisition-related costs of $10.3 million for the first six months of 2026. Full-time salaries, incentive compensation and stock compensation expense increased $28.2 million, $12.9 million and $4.3 million, respectively, over the prior year. Data processing and software expense increased $11.4 million, or 17.5%, due to increased costs for service providers and software expense. Professional and other services expense increased $12.3 million, or 53.5%, and included $6.1 million in acquisition-related legal and professional fees. Occupancy expense increased $2.3 million, or 8.2%, and equipment expense increased $1.1 million, or 10.9%, both mainly due to higher depreciation expense. Marketing expense increased $1.6 million, or 13.1%, and supplies and communication expense increased $714 thousand, or 7.1%, mainly due to higher supplies and data network expense. Other non-interest expense increased $22.6 million, mainly due to increases of $12.0 million in litigation expense, $10.7 million in acquisition-related intangible amortization expense and $1.2 million in travel an entertainment expense.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2026	Mar. 31, 2026	June 30, 2025	2026	2025
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$198,605	$179,468	$167,031	$179,468	$162,742
Initial allowance for credit losses on purchased credit deteriorated loans at acquisition	—	2,958	—	2,958	—
Initial allowance for credit losses on purchased seasoned loans at acquisition	—	19,870	—	19,870	—
Provision for credit losses on loans	6,311	11,283	7,919	17,594	23,014
Net loan charge-offs (recoveries):
Commercial:
Business	224	241	432	465	478
Real estate-construction and land	—	—	24	—	24
Real estate-business	(7)	5,405	(425)	5,398	(48)
Commercial net loan charge-offs (recoveries)	217	5,646	31	5,863	454
Personal Banking:
Real estate-personal	203	2	35	205	107
Consumer	1,598	1,768	2,168	3,366	5,020
Revolving home equity	83	6	11	89	8
Consumer credit card	7,029	7,139	7,085	14,168	14,052
Overdrafts	411	413	360	824	855
Personal banking net loan charge-offs (recoveries)	9,324	9,328	9,659	18,652	20,042
Total net loan charge-offs (recoveries)	9,541	14,974	9,690	24,515	20,496
Balance at end of period	$195,375	$198,605	$165,260	$195,375	$165,260
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$17,699	$17,660	$18,327	$17,660	$18,935
Initial allowance for credit loss at acquisition	—	362	—	362	—
Provision for credit losses on unfunded lending commitments	2,420	(323)	(2,322)	2,097	(2,930)
Balance at end of period	20,119	17,699	16,005	20,119	16,005
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$215,494	$216,304	$181,265	$215,494	$181,265

	Three Months Ended			Six Months Ended June 30
	June 30, 2026	Mar. 31, 2026	June 30, 2025	2026	2025
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.01%	.01%	.03%	.01%	.02%
Real estate-construction and land	—	—	.01	—	—
Real estate-business	—	.54	(.05)	.27	—
Commercial net loan charge-offs (recoveries)	.01	.19	—	.10	.01
Personal Banking:
Real estate-personal	.02	—	—	.01	.01
Consumer	.26	.30	.40	.28	.48
Revolving home equity	.05	—	.01	.03	—
Consumer credit card	5.18	5.21	5.08	5.19	5.06
Overdrafts	22.61	23.45	25.50	23.02	29.93
Personal banking net loan charge-offs (recoveries)	.47	.47	.63	.47	.66
Total annualized net loan charge-offs (recoveries)	.19%	.30%	.22%	.24%	.24%
* as a percentage of average loans (excluding loans held for sale)

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan class and the percentage of the allowance for credit losses to the related loan class at period end.

	June 30, 2026		Mar. 31, 2026		Dec. 31, 2025
(Dollars in thousands)	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category
Business	$57,295.81%		$58,674.87%		$53,238.83%
RE — construction and land	30,322	2.03	31,430	1.99	29,053	2.02
RE — business	36,013.89		35,133.87		34,574.94
RE — personal	20,533.47		22,065.50		10,915.36
Consumer	15,288.60		15,838.64		15,624.71
Revolving home equity	3,517.54		3,403.55		1,738.46
Consumer credit card	32,277	5.75	31,945	5.73	34,178	5.80
Overdrafts	130.25		117	1.23	148	3.53
Total	$195,375.94%		$198,605.97%		$179,468	1.01%

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

Net loan charge-offs in the second quarter of 2026 amounted to $9.5 million, compared to $15.0 million in the prior quarter and $9.7 million in the second quarter of last year. Compared to the same period last year, net loan charge-offs in the second quarter of 2026 decreased $149 thousand and decreased $5.4 million from the previous quarter. The decrease from the prior year was mainly driven by a decrease of $418 thousand in business real estate loan recoveries, offset by a decrease of $570 thousand in consumer loan net charge-offs. The decrease in net loan charge-offs for the three months ended June 30, 2026 from the previous quarter was driven by decreases of $5.4 million, $110 thousand and $170 thousand in net charge-offs on business real estate, consumer credit card, and consumer loans, respectively, partially offset by an increase of $201 thousand in net charge-offs on personal real estate loans.

For the three months ended June 30, 2026, annualized net charge-offs on average consumer credit card loans were 5.18%, compared to 5.21% in the previous quarter and 5.08% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .26%, compared to .30% in the prior quarter and .40% in the same period last year. In the second quarter of 2026, total annualized net loan charge-offs were .19%, compared to .30% in the previous quarter and .22% in the same period last year.

For the six months ended June 30, 2026 and June 30, 2025, total annualized net loan charge-offs were .24% for each period. Net loan charge-offs were $24.5 million in the first six months of 2026, an increase of $4.0 million over net loan charge-offs of $20.5 million in the first six months of 2025. The increase in net loan charge-offs during the first six months of 2026 was mainly driven by higher net charge-offs business real estate loans.

For the three months ended June 30, 2026, the provision for credit losses on loans was $6.3 million, which was a decrease of $5.0 million from the provision recorded in the prior quarter. Compared to the same period in the prior year, the provision for credit losses on loans for the three months ended June 30, 2026 decreased $1.6 million. For the six months ended June 30, 2026, the provision for credit losses on loans was $17.6 million, which was a $5.4 million decrease from the $23.0 million provision recorded in the same period last year. Changes in the provision are driven by changes in the estimate for the allowance for credit losses on loans.

The allowance for credit losses decreased $3.2 million compared to prior quarter. The allowance for credit losses in the commercial portfolio decreased $1.6 million primarily due to decreases in the allowance on construction loans due to continued low loss rates and lower outstanding loan balances. Additionally, decreases in the allowance for credit losses in business loans lowered the overall allowance for credit losses in the commercial portfolio, due to lower business loan balances in certain industries and improvement in certain economic indicators, partially offset by an overall increase in outstanding business loan balances. The allowance for credit losses on the personal banking portfolio also decreased $1.6 million primarily due to a decrease in the allowance on the personal real estate loans, mostly due to improvements in home sale trends in certain markets. The decrease in allowance caused the allowance as a percentage of outstanding loans to decrease compared to the prior quarter. The forecast utilized to estimate the allowance for credit losses on loans at June 30, 2026 assumes slowing economic expansion and stable unemployment, and changes in the forecast utilized to estimate the allowance at June 30, 2026 did not significantly change the allowance estimate during the quarter.

At June 30, 2026, the allowance for credit losses increased $15.9 million compared to the allowance for credit losses on loans at December 31, 2025. The most significant driver of the increase in the allowance for credit losses is due to an increase in loan balances as a result of the acquisition of FineMark, as the initial allowance for FineMark loans acquired was $22.8 million. This increase was partially offset by a decrease in the allowance on the consumer and consumer credit card loan portfolios. The allowance as a percentage of outstanding loans decreased compared to December 31, 2025 due to the change in mix of loans caused by the acquisition which included more personal real estate loans that carry a lower allowance for credit losses than other classes. The allowance for credit losses on loans was $195.4 million at June 30, 2026 and was .94%, .97%, and 1.01% of total loans at June 30, 2026, March 31, 2026, and December 31, 2025, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was $2.4 million, compared to a benefit of $2.3 million for the three months ended June 30, 2025. At June 30, 2026, the liability for unfunded lending commitments was $20.1 million, compared to $17.7 million at December 31, 2025 and $16.0 million at June 30, 2025. At June 30, 2026, the liability for unfunded lending commitments remained largely consistent with the liability as of December 31, 2025. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 3 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at June 30, 2026.

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

(Dollars in thousands)	June 30, 2026	December 31, 2025
Non-accrual loans	$11,618	$15,750
Foreclosed real estate	1,211	1,218
Total non-performing assets	$12,829	$16,968
Non-performing assets as a percentage of total loans	.06%	.10%
Non-performing assets as a percentage of total assets	.04%	.05%
Total loans past due 90 days and still accruing interest	$23,703	$24,659

Non-accrual loans totaled $11.6 million at June 30, 2026, a decrease of $4.1 million from the balance at December 31, 2025. The decrease occurred mainly in business real estate non-accrual loans, which decreased $5.4 million. At June 30, 2026, non-accrual loans were comprised of business real estate (80.6%), personal real estate (18.3%), and business loans (0.8%). Foreclosed real estate totaled $1.2 million at June 30, 2026, a decrease of $7 thousand compared to December 31, 2025. Total loans past due 90 days or more and still accruing interest totaled $23.7 million as of June 30, 2026, a decrease of $956 thousand from December 31, 2025. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $316.6 million at June 30, 2026 compared to $264.9 million at December 31, 2025, resulting in an increase of $51.8 million, or 19.5%.

(In thousands)	June 30, 2026	December 31, 2025
Potential problem loans:
Business	$166,623	$112,018
Real estate – construction and land	41,292	46,622
Real estate – business	106,928	106,163
Real estate – personal	1,792	91
Consumer	13	—
Total potential problem loans	$316,648	$264,894

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. At June 30, 2026, the Company held $110.9 million of loans that had been modified during the six months ended June 30, 2026. These loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 3 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 7.2% of total loans outstanding at June 30, 2026. The largest component of construction and land loans was commercial construction, which decreased $87.8 million during the six months ended June 30, 2026. At June 30, 2026, multi-family residential construction loans totaled approximately $493.8 million, or 43.4%, of the commercial construction loan portfolio, compared to $553.1 million, or 45.1%, at December 31, 2025.

(Dollars in thousands)	June 30, 2026	% of Total	% of Total Loans	December 31, 2025	% of Total	% of Total Loans
Commercial construction	$1,138,600	76.2%	5.5%	$1,226,363	85.3%	6.9%
Residential construction	232,753	15.6	1.1	105,874	7.4	.6
Residential land and land development	76,681	5.2	.4	63,288	4.3	.4
Commercial land and land development	45,421	3.0	.2	42,487	3.0	.2
Total real estate - construction and land loans	$1,493,455	100.0%	7.2%	$1,438,012	100.0%	8.1%

Real Estate – Business Loans
Total business real estate loans were $4.1 billion at June 30, 2026 and comprised 19.5% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2026, 35.5% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	June 30, 2026	% of Total	% of Total Loans	December 31, 2025	% of Total	% of Total Loans
Owner-occupied	$1,444,376	35.5%	6.9%	$1,248,172	34.0%	7.0%
Industrial	643,105	15.8	3.1	628,223	17.1	3.5
Office	664,530	16.4	3.2	528,421	14.4	3.0
Hotels	374,106	9.2	1.8	326,147	8.9	1.8
Multi-family	289,224	7.1	1.4	317,541	8.6	1.8
Retail	331,150	8.1	1.6	292,490	8.0	1.6
Farm	196,935	4.8	.9	199,678	5.4	1.1
Senior living	18,779.5		.1	43,161	1.2	.2
Other	102,048	2.6	.5	90,734	2.4	.7
Total real estate - business loans	$4,064,253	100.0%	19.5%	$3,674,567	100.0%	20.7%

Information about the credit quality of the Company's business real estate loan portfolio as of June 30, 2026 and December 31, 2025 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
June 30, 2026
Owner-occupied	$1,385,611	$13,263	$45,378	$124	$1,444,376
Industrial	643,105	—	—	—	643,105
Office	612,479	356	51,695	—	664,530
Hotels	374,106	—	—	—	374,106
Multi-family	245,662	43,562	—	—	289,224
Retail	331,150	—	—	—	331,150
Farm	195,496	1,238	52	149	196,935
Senior living	—	—	9,687	9,092	18,779
Other	102,048	—	—	—	102,048
Total	$3,889,657	$58,419	$106,812	$9,365	$4,064,253
December 31, 2025
Owner-occupied	$1,198,970	$18,011	$31,067	$124	$1,248,172
Industrial	628,223	—	—	—	628,223
Office	443,737	27,175	57,509	—	528,421
Hotels	326,147	—	—	—	326,147
Multi-family	250,018	56,633	10,890	—	317,541
Retail	292,490	—	—	—	292,490
Farm	197,566	1,686	273	153	199,678
Senior living	22,262	—	6,391	14,508	43,161
Other	89,157	1,577	—	—	90,734
Total	$3,448,570	$105,082	$106,130	$14,785	$3,674,567

Revolving Home Equity Loans
The Company had $649.3 million in revolving home equity loans at June 30, 2026 that were collateralized by residential real estate. Most of these loans (96.2%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2026, the outstanding principal of loans with an original LTV higher than 80% was $85.2 million, or 13.1% of the portfolio, compared to $27.7 million as of December 31, 2025. Total revolving home equity loan balances over 30 days past due were $2.1 million at June 30, 2026 and $1.9 million at December 31, 2025, and the outstanding balance for revolving home equity loans on non-accrual status was $33 thousand at June 30, 2026 compared to no balance at December 31, 2025. The weighted average FICO score for the total portfolio balance at June 30, 2026 is 778. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2026 through 2029, approximately 19.5% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 84.0% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
The consumer loans category is mostly comprised of private banking loans and automobile loans. Private banking loans comprised of 49.3% of the consumer loan portfolio at June 30, 2026. The Company's private banking loans are mostly executive lines of credit, which are secured primarily by assets held by the Company's trust department, and insurance premium finance loans, which are primarily secured by life insurance policies. Automobile loans, which include direct and indirect product lines, comprised 29.5% of the consumer loan portfolio at June 30, 2026, and outstanding balances for auto loans were $744.3 million and $773.6 million at June 30, 2026 and December 31, 2025, respectively. The balances over 30 days past due amounted to $8.2 million at June 30, 2026 and $11.0 million at December 31, 2025, respectively, and comprised 1.1% of the outstanding balances of these loans at June 30, 2026 and 1.4% at December 31, 2025. For the six months ended June 30, 2026, $173.4 million of new auto loans were originated, compared to $190.2 million during the first six months of 2025.  At June 30,

2026, the automobile loan portfolio had a weighted average FICO score of 763, and net charge-offs on auto loans were .5% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 8.0% of the consumer loan portfolio at June 30, 2026. Losses on these loans have historically been low, and the Company saw net charge offs of $9 thousand for the first six months of 2026. The remaining portion of the Company's consumer loan portfolio is comprised of healthcare financing, boat, RV, motorcycle, other equipment, and unsecured consumer loans. Net charge-offs on consumer loans, other than automobile and fixed rate home equity loans, totaled $1.4 million in the first six months of 2026 and were .2% of the average balances of these loans at June 30, 2026.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2026 of $561.3 million in consumer credit card loans outstanding, approximately $119.5 million, or 21.3%, carried a low promotional rate. Within the next six months, $54.7 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

	June 30, 2026	December 31, 2025
FICO score:
Under 600	5.3%	5.4%
600 – 659	12.1	12.3
660 – 719	27.1	27.4
720 – 779	26.5	26.3
780 and over	29.0	28.6
Total	100.0%	100.0%

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $373.0 million, or 1.8% of total loans at June 30, 2026, an increase of $69.9 million from December 31, 2025, as shown in the table below.

(In thousands)	June 30, 2026	December 31, 2025	Unfunded commitments at June 30, 2026
Upstream activities	$242,587	$228,660	$163,323
Mid-stream activities	41,689	25,038	106,176
Downstream activities	23,343	15,543	20,122
Support activities	65,353	33,803	11,988
Total energy lending portfolio	$372,972	$303,044	$301,609

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.6 billion at June 30, 2026 and $1.5 billion December 31, 2025. Additional unfunded commitments at June 30, 2026 totaled $2.7 billion.

Income Taxes
Income tax expense was $45.8 million in the second quarter of 2026, compared to $40.9 million in the first quarter of 2026 and $42.4 million in the second quarter of 2025. The Company's effective tax rate, including the effect of non-controlling interest, was 22.3% in the second quarter of 2026, 22.4% in the first quarter of 2026, and 21.8% in the second quarter of 2025.

Financial Condition
Balance Sheet
Total assets of the Company were $35.3 billion at June 30, 2026 and $32.9 billion at December 31, 2025. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on available for sale debt securities) amounted to $33.6 billion at June 30, 2026 and $31.4 billion at December 31, 2025, and consisted of 62% in loans and 28% in investment securities at June 30, 2026.

At June 30, 2026, total loans were $20.8 billion, an increase of $3.1 billion compared to balances at December 31, 2025. The increase was primarily due to the acquisition of FineMark, which added $2.7 billion in loan balances. The balances of personal real estate, business, business real estate, and revolving home equity loans grew $1.3 billion, $676.6 million, $389.7 million, and $274.2 million, respectively, compared to December 31, 2025. Consumer loans, which includes automobile, marine and RV, fixed rate home equity and other consumer loans, increased $330.6 million, mainly due to growth in other consumer loans.

Total available for sale debt securities, excluding fair value adjustments, decreased $801.0 million at June 30, 2026 compared to December 31, 2025. Sales, maturities and pay downs of available for sale debt securities during this period totaled $1.2 billion, partly offset by purchases of $810.0 million. The decline in available for sale debt securities was mainly the result of lower balances of mortgage-backed securities and asset-backed securities, which decreased $742.7 million and $255.6 million, respectively, at June 30, 2026 compared to December 31, 2025. These decreases were partly offset by an increase of $246.1 million in the balance of U.S. government and federal agency obligations. At June 30, 2026, the duration of the available for sale investment portfolio was 4.2 years, and maturities and pay downs of approximately $1.1 billion are expected to occur during the next 12 months.

Interest earning deposits with banks decreased $484.2 million from December 31, 2025 and the balance of other assets increased $176.2 million mainly due to increases in goodwill, intangible assets and premises and equipment related to the Company's acquisition of FineMark. These increases were partly offset by a decline in the cash and due from banks balance.

Total deposits at June 30, 2026 amounted to $27.9 billion, an increase of $2.2 billion compared to December 31, 2025. The balance increase was primarily due to the FineMark acquisition, which added $2.7 billion in interest bearing and $425 million in non-interest bearing deposit balances. Shortly after the acquisition, the Company moved $1.0 billion of FineMark’s high-cost, money market deposit balances off-balance sheet. Compared to December 31, 2025, interest checking and money market deposit balances increased $2.3 billion. The Company’s borrowings, which included customer repurchase agreements of $2.3 billion, totaled $2.5 billion at June 30, 2026, a decrease of $547.9 million from balances at December 31, 2025. Federal Home Loan Bank advances of $350.0 million, which the Company acquired from the FineMark acquisition, were paid off in January 2026.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, available for sale debt securities, and securities purchased under agreements to resell, as follows:

(In thousands)	June 30, 2026	June 30, 2025	December 31, 2025
Liquid assets:
Balances at the Federal Reserve Bank	$2,260,162	$2,624,264	$2,744,393
Federal funds sold	2,010	—	—
Available for sale debt securities	8,322,634	8,915,779	9,095,513
Securities purchased under agreements to resell	1,150,000	—	850,000
Total	$11,734,806	$11,540,043	$12,689,906

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $2.3 billion at June 30, 2026 and decreased $484.2 million from December 31, 2025. At June 30, 2026, the Company's balance of federal funds sold totaled $2.0 million, which are funds lent to the Company's correspondent bank customers with overnight maturities. The fair value of the available for sale debt portfolio was $8.3 billion at June 30, 2026 and included an unrealized net loss of $618.6 million. The total net unrealized loss included net losses of $535.0 million on mortgage-backed and asset-backed securities and $49.7 million on state and municipal obligations.

The Company holds securities purchased under agreements to resell (“resale agreements”) which totaled $1.2 billion at June 30, 2026, with maturities in 2028 through 2031. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $1.2 billion in fair value at June 30, 2026.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.2 years at June 30, 2026. Approximately $1.1 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2026	June 30, 2025	December 31, 2025
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$498,718	$625,132	$538,874
FHLB borrowings and letters of credit	1,266,348	1,748,130	2,160,967
Securities sold under agreements to repurchase *	2,386,013	2,535,105	2,937,267
Other deposits and swaps	1,777,909	2,025,477	1,638,324
Total pledged securities	5,928,988	6,933,844	7,275,432
Unpledged and available for pledging	2,382,690	1,980,983	1,808,420
Ineligible for pledging	10,956	952	11,661
Total available for sale debt securities, at fair value	$8,322,634	$8,915,779	$9,095,513
* Includes securities pledged for collateral swaps outstanding at each period end shown in the table.

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 73.9% for the six months ended June 30, 2026. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts totaled $25.5 billion and represented 91.5% of the Company's total deposits at June 30, 2026. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Core deposits increased $2.2 billion at June 30, 2026 compared to December 31, 2025, primarily due to an increase in wealth deposits of $1.8 billion. While the Company considers core retail banking and wealth deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.1 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.4 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	June 30, 2026	June 30, 2025	December 31, 2025
Core deposit base:
Non-interest bearing	$8,172,552	$7,393,559	$8,205,711
Interest checking	8,754,045	8,121,371	7,360,515
Savings and money market	8,566,609	7,606,178	7,686,891
Total	$25,493,206	$23,121,108	$23,253,117

Certificates of deposit of $100,000 or greater totaled $1.4 billion at June 30, 2026. These deposits are normally considered more volatile and higher costing, and comprised 4.9% of total deposits at June 30, 2026.

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

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. During 2026, the Company's outside borrowings have mainly been comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	June 30, 2026	June 30, 2025	December 31, 2025
Borrowings:
Federal funds purchased	$121,820	$125,975	$128,625
Securities sold under agreements to repurchase	2,306,471	2,470,486	2,861,016
Other debt	26,291	15,049	12,798
Total	$2,454,582	$2,611,510	$3,002,439

Federal funds purchased, which totaled $121.8 million at June 30, 2026, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At June 30, 2026, the Company had approved lines of credit totaling $4.2 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company's investment portfolio. Total repurchase agreements at June 30, 2026 were comprised of non-insured customer funds totaling $2.3 billion, and securities pledged as collateral for these retail agreements totaled $2.4 billion at June 30, 2026. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at June 30, 2026.

The Company pledges certain assets, including loans and investment securities, to both the FRB and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2026.

	June 30, 2026
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$3,945,114	$2,596,771	$6,541,885
Letters of credit issued	(98,817)	—	(98,817)
Available for future advances	$3,846,297	$2,596,771	$6,443,068

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $639.8 million during the first six months of 2026, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $866.7 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $532.3 million. Activity in the investment securities portfolio provided cash of $791.2 million from sales, maturities, and pay downs (net of purchases) of investment securities. These gains were partially offset by a net increase in loans of $443.7 million and purchases of securities under agreements to resell (net of repayments) of $300.0 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below. Financing activities used cash of $2.0 billion, largely resulting from decreases in deposits and federal funds purchased and securities sold under agreements to repurchase of $795.0 million and $624.4 million, respectively, and repayments of FHLB borrowings (assumed in the FineMark acquisition), which used cash of $603.9 million during the first six months of 2026. Cash dividend payments (including distributions to non-controlling interest) and purchases of treasury stock used cash of $82.6 million and $196.3 million, respectively.

Capital Management
Under Basel III capital guidelines, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2026 and December 31, 2025, as shown in the following table.

(Dollars in thousands)	June 30, 2026	December 31, 2025	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$26,777,251	$23,970,761
Tier I common risk-based capital	4,511,465	4,156,776
Tier I risk-based capital	4,511,465	4,156,776
Total risk-based capital	4,724,540	4,353,905
Tier I common risk-based capital ratio	16.85%	17.34%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	16.85	17.34	6.00	2.50	8.50	8.00
Total risk-based capital ratio	17.64	18.16	8.00	2.50	10.50	10.00
Tier I leverage ratio	12.81	12.65	4.00	N/A	4.00	5.00
*Under Prompt Corrective Action requirements

The Company is subject to a 2.5% capital conservation buffer, which is an amount above the minimum ratios under capital adequacy guidelines, and is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, share repurchases, and executive compensation.

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and routinely purchases stock in the open market. On April 24, 2026, the share repurchase authorization was increased to 7,500,000 shares. During the six months ended June 30, 2026, the Company purchased 3,712,347 shares at an average price of $52.39 in open market purchases and stock-based compensation transactions. At June 30, 2026, 5,425,828 shares remained available for purchase under the Board authorization in place at that date.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The Company paid a $.275 per share cash dividend on its common stock in the second quarter of 2026, which was a 5.0% increase compared to its 2025 quarterly dividend.

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

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2026 totaled $17.0 billion (including $6.0 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. The contractual amount of standby and commercial letters of credit totaled $722.2 million and $1.8 million, respectively, at June 30, 2026. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At June 30, 2026, the liability for unfunded lending commitments totaled $20.1 million. See further discussion of the liability for unfunded lending commitments in Note 3 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first six months of 2026, purchases and sales of tax credits amounted to $28.2 million and $63.3 million, respectively. Fees from sales of tax credits were $2.2 million for the six months ended June 30, 2026, compared to $3.7 million in the same period last year. At June 30, 2026, the Company expected to fund outstanding purchase commitments of $77.2 million during the remainder of 2026 and had purchase commitments of $495.7 million that it expects to fund from 2027 through 2030.

The Company continued to maintain a strong liquidity position throughout the first six months of 2026. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first six months of 2026 and 2025.

(Dollars in thousands)	Retail Banking	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2026
Net interest income	$246,777	$265,001	$96,396	$608,174	$6,751	$614,925
Provision for credit losses	(18,510)	(5,959)	2	(24,467)	4,776	(19,691)
Non-interest income	49,747	142,386	161,824	353,957	5,722	359,679
Investment securities gains (losses), net	—	—	—	—	24,477	24,477
Non-interest expense	(175,216)	(237,445)	(125,174)	(537,835)	(50,359)	(588,194)
Income before income taxes	$102,798	$163,983	$133,048	$399,829	$(8,633)	$391,196
Six Months Ended June 30, 2025
Net interest income	$252,352	$260,879	$45,195	$558,426	$(9,177)	$549,249
Provision for credit losses	(19,819)	(640)	(18)	(20,477)	393	(20,084)
Non-interest income	47,690	144,980	127,886	320,556	4,006	324,562
Investment securities gains (losses), net	—	—	—	—	(7,154)	(7,154)
Non-interest expense	(166,080)	(212,027)	(81,941)	(460,048)	(22,765)	(482,813)
Income before income taxes	$114,143	$193,192	$91,122	$398,457	$(34,697)	$363,760
Increase (decrease) in income before income taxes:
Amount	$(11,345)	$(29,209)	$41,926	$1,372	$26,064	$27,436
Percent	(9.9)%	(15.1)%	46.0%	.3%	(75.1)%	7.5%
Retail Banking
For the six months ended June 30, 2026, income before income taxes for the Retail Banking segment decreased $11.3 million, or 9.9%, compared to the first six months of 2025. The decrease in income before income taxes was mainly due to an increase in non-interest expense of $9.1 million, or 5.5%, and a decline in net interest income of $5.6 million, or 2.2%. These decreases to income were partly offset by an increase in non-interest income of $2.1 million, or 4.3%, and a decline in the provision for credit losses of $1.3 million, or 6.6%. Net interest income declined due to lower loan interest income of $4.7 million and higher deposit interest expense of $2.1 million, partly offset by an increase in net allocated funding credits assigned to the Retail Banking segment's loan and deposit portfolios of $1.3 million. The increase in non-interest income was mainly due to growth in bank card fee income (mainly credit card fees) and deposit account fees (mainly overdraft and return items fees). Non-interest expense increased over the same period in the previous year mainly due to higher salaries and benefits expense, marketing expense, and allocated support and service costs (mainly information technology, ATM, retail administration and bank operations). These increases were partly offset by lower miscellaneous losses. The decrease in the provision for credit losses from the first six months of 2025 was mainly due to lower auto loan net charge-offs.

Commercial
For the six months ended June 30, 2026, income before income taxes for the Commercial segment decreased $29.2 million, or 15.1%, compared to the same period in the previous year. This decrease was mainly due to higher non-interest expense, an increase in the provision for credit losses, and lower non-interest income, slightly offset by higher net interest income. Net interest income increased $4.1 million, or 1.6%, mainly due to lower interest expense on deposits and customer repurchase agreements of $11.3 million and $7.7 million, respectively. These increases to income were partly offset by lower loan interest income of $14.4 million and lower allocated funding credits of $394 thousand. Non-interest income decreased $2.6 million, or 1.8%, mainly due to a decline in gains on the sales of assets, partly offset by higher deposit account fees (mainly corporate cash management fees). Non-interest expense increased $25.4 million, or 12.0%, mainly due to higher legal fees, salaries and benefits expense, miscellaneous losses and allocated service and support costs (mainly information technology and credit administration). The provision for credit losses increased $5.3 million, mainly due to a business real estate loan charge-off on a single senior living loan in the current year.

Wealth
Wealth segment pre-tax profitability for the six months ended June 30, 2026 increased $41.9 million, or 46.0%, over the same period in the previous year. The increase was mainly due to the FineMark acquisition. Net interest income increased $51.2 million, or 113.3%, mainly due to a $76.8 million increase in loan interest income, partly offset by a $17.0 million increase in deposit interest expense and a $7.7 million decrease in net allocated funding credits. Non-interest income increased $33.9 million, or 26.5%, over the prior year largely due to higher private client and institutional trust fees. Non-interest expense increased $43.2 million, or 52.8%, mainly due to higher salaries and benefits, data processing and software, and occupancy expense. The provision for credit losses increased $20 thousand over the same period last year.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability in this category was $26.1 million higher than in the same period last year. Unallocated securities gains were $24.5 million in the first six months of 2026 compared to losses of $7.2 million in 2025. Also, the unallocated provision for credit losses increased $4.4 million, primarily driven by a decrease in the provision for credit losses on loans, partly offset by an increase in the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first six months of 2026 was $17.6 million, or $6.9 million lower than net charge-offs. In the comparable period last year, the provision for credit losses on loans was $23.0 million, or $2.5 million higher than net charge-offs, due to an increase in the allowance for credit losses on loans. The allowance for credit losses on loans increased in the current year as a result of the FineMark initial allowance at acquisition of $22.8 million. For the six months ended June 30, 2026, the Company's provision on unfunded lending commitments was an expense of $2.5 million. Additionally, net interest income and non-interest income increased $15.9 million and $1.7 million, respectively, but were offset by an increase in non-interest expense of $27.6 million.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2026 and 2025

	Second Quarter 2026			Second Quarter 2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,864,328	$92,264	5.39%	$6,247,252	$89,052	5.72%
Real estate — construction and land	1,545,640	24,665	6.40	1,430,758	26,377	7.39
Real estate — business	4,062,672	57,782	5.70	3,692,405	54,453	5.92
Real estate — personal	4,386,681	52,343	4.79	3,048,895	32,697	4.30
Consumer	2,472,965	37,758	6.12	2,148,666	34,442	6.43
Revolving home equity	630,034	11,424	7.27	362,312	6,691	7.41
Consumer credit card	544,688	17,081	12.58	559,858	18,402	13.18
Overdrafts	7,291	—	—	5,663	—	—
Total loans	20,514,299	293,317	5.73	17,495,809	262,114	6.01
Loans held for sale	1,462	23	6.31	1,741	40	9.22
Investment securities:
U.S. government and federal agency obligations	3,365,011	39,898	4.76	2,623,896	28,011	4.28
Government-sponsored enterprise obligations	54,593	324	2.38	55,038	326	2.38
State and municipal obligations(A)	695,988	3,598	2.07	780,063	3,978	2.05
Mortgage-backed securities	4,015,292	21,046	2.10	4,641,295	24,097	2.08
Asset-backed securities	1,056,932	9,946	3.77	1,585,364	14,736	3.73
Other debt securities	171,284	1,351	3.16	237,385	1,741	2.94
Trading debt securities(A)	53,144	579	4.37	51,131	590	4.63
Equity securities(A)	92,386	754	3.27	54,472	850	6.26
Other securities(A)	247,335	5,723	9.28	216,560	6,280	11.63
Total investment securities	9,751,965	83,219	3.42	10,245,204	80,609	3.16
Federal funds sold	733	6	3.28	158	2	5.08
Securities purchased under agreements to resell	934,617	9,392	4.03	850,000	8,516	4.02
Interest earning deposits with banks	2,575,956	23,764	3.70	2,036,803	22,636	4.46
Total interest earning assets	33,779,032	409,721	4.87	30,629,715	373,917	4.90
Allowance for credit losses on loans	(198,032)			(166,391)
Unrealized gain (loss) on debt securities	(693,080)			(838,028)
Cash and due from banks	402,618			362,816
Premises and equipment, net	544,512			500,532
Other assets	1,039,756			808,415
Total assets	$34,874,806			$31,297,059
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,330,292	193.06		$1,303,391	168.05
Interest checking and money market	15,770,092	57,003	1.45	13,901,634	51,667	1.49
Certificates of deposit of less than $100,000	1,026,185	7,865	3.07	984,845	8,445	3.44
Certificates of deposit of $100,000 and over	1,399,523	11,402	3.27	1,371,428	12,914	3.78
Total interest bearing deposits	19,526,092	76,463	1.57	17,561,298	73,194	1.67
Borrowings:
Federal funds purchased	$250,160	$2,290	3.67	129,891	$1,416	4.37
Securities sold under agreements to repurchase	2,299,180	13,490	2.35	2,371,031	16,853	2.85
Other borrowings	1,362	3.88		2,748	26	3.79
Total borrowings	2,550,702	15,783	2.48	2,503,670	18,295	2.93
Total interest bearing liabilities	22,076,794	92,246	1.68%	20,064,968	91,489	1.83%
Non-interest bearing deposits	8,034,747			7,356,882
Other liabilities	403,831			360,204
Equity	4,359,434			3,515,005
Total liabilities and equity	$34,874,806			$31,297,059
Net interest margin (FTE)		$317,475			$282,428
Net yield on interest earning assets			3.77%			3.70%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2026 and 2025

	Six Months 2026			Six Months 2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,776,219	$181,389	5.40%	$6,177,108	$175,616	5.73%
Real estate — construction and land	1,568,855	50,553	6.50	1,423,096	51,863	7.35
Real estate — business	4,054,218	115,153	5.73	3,680,187	107,656	5.90
Real estate — personal	4,401,822	104,882	4.80	3,047,394	64,842	4.29
Consumer	2,447,395	74,805	6.16	2,115,696	67,908	6.47
Revolving home equity	620,620	22,405	7.28	360,508	13,116	7.34
Consumer credit card	550,162	34,394	12.61	560,194	37,049	13.34
Overdrafts	7,218	—	—	5,761	—	—
Total loans	20,426,509	583,581	5.76	17,369,944	518,050	6.01
Loans held for sale	1,909	52	5.49	1,663	63	7.64
Investment securities:
U.S. government and federal agency obligations	3,278,385	68,252	4.20	2,605,522	54,074	4.19
Government-sponsored enterprise obligations	54,696	648	2.39	55,183	654	2.39
State and municipal obligations(A)	702,623	7,273	2.09	792,146	8,050	2.05
Mortgage-backed securities	4,112,639	43,056	2.11	4,714,293	48,712	2.08
Asset-backed securities	1,128,661	21,203	3.79	1,620,338	28,851	3.59
Other debt securities	173,965	2,730	3.16	247,703	3,456	2.81
Trading debt securities(A)	75,349	1,337	3.58	44,750	1,059	4.77
Equity securities(A)	71,498	1,560	4.40	55,743	1,978	7.16
Other securities(A)	248,979	9,931	8.04	224,964	10,799	9.68
Total investment securities	9,846,795	155,990	3.19	10,360,642	157,633	3.07
Federal funds sold	797	13	3.29	1,118	31	5.59
Securities purchased under agreements to resell	892,542	17,847	4.03	819,613	15,934	3.92
Interest earning deposits with banks	2,785,484	51,109	3.70	2,211,682	48,885	4.46
Total interest earning assets	33,954,036	808,592	4.80	30,764,662	740,596	4.85
Allowance for credit losses on loans	(199,890)			(164,300)
Unrealized gain (loss) on debt securities	(662,101)			(886,273)
Cash and due from banks	417,251			377,047
Premises and equipment, net	544,984			498,804
Other assets	1,068,235			809,106
Total assets	$35,122,515			$31,399,046
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,316,109	407.06		$1,298,808	335.05
Interest checking and money market	15,894,019	115,346	1.46	13,904,216	103,903	1.51
Certificates of deposit of less than $100,000	1,030,633	15,948	3.12	988,316	17,377	3.55
Certificates of deposit of $100,000 and over	1,432,164	23,500	3.31	1,367,563	26,233	3.87
Total interest bearing deposits	19,672,925	155,201	1.59	17,558,903	147,848	1.70
Borrowings:
Federal funds purchased	$196,323	$3,570	3.67	$129,120	2,800	4.37
Securities sold under agreements to repurchase	2,485,795	29,270	2.37	2,546,156	36,077	2.86
Other borrowings	45,832	872	3.84	1,688	27	3.23
Total borrowings	2,727,950	33,712	2.49	2,676,964	38,904	2.93
Total interest bearing liabilities	22,400,875	188,913	1.70%	20,235,867	186,752	1.86%
Non-interest bearing deposits	7,955,060			7,327,945
Other liabilities	413,859			390,618
Equity	4,352,721			3,444,616
Total liabilities and equity	$35,122,515			$31,399,046
Net interest margin (FTE)		$619,679			$553,844
Net yield on interest earning assets			3.68%			3.63%
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

	June 30, 2026		March 31, 2026
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$29.6	2.43%	$46.5	3.80%
200 basis points rising	16.6	1.36	32.2	2.63
100 basis points rising	5.3	.43	17.4	1.42
100 basis points falling	$(15.7)	(1.29)%	$(20.1)	(1.64)%
200 basis points falling	(15.3)	(1.25)	(30.0)	(2.45)
300 basis points falling	(15.0)	(1.23)	(38.6)	(3.16)

Under the simulation, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is less asset sensitive when compared to the scenarios in the previous quarter. This change was primarily due to a decrease in average interest earning cash balances at the Federal Reserve, an increase in resell agreements with embedded floors, restructuring of the investment securities portfolio, and changes in the deposit balance mix.

The comparison above provides insight into potential effects of changes in rates on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

As a result of its acquisition of FineMark, the Company has begun to integrate certain business processes and systems of FineMark. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. As permitted by guidance issued by the Office of the Chief Accountant of the SEC, companies may exclude controls of an acquired business from their assessment of internal control over financial reporting for a period not to extend more than one year beyond the date of the acquisition. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 did not include the internal controls of FineMark, which the Company acquired on January 1, 2026. As of January 1, 2026, FineMark's assets represented approximately 12% of the Company's consolidated assets. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 - 30, 2026	50,370	$51.71	49,805	7,450,195
May 1 - 31, 2026	895,323	52.09	894,433	6,555,762
June 1 - 30, 2026	1,131,868	53.84	1,129,934	5,425,828
Total	2,077,561	$53.03	2,074,172	5,425,828
(1) Includes 565 shares, 890 shares, and 1,934 shares in April, May, and June 2026, respectively, withheld to meet tax withholding requirements related to the vesting of restricted stock awards.
(2) For shares withheld to meet tax withholding requirements related to the vesting of restricted stock awards, the average market value per share was $50.68, $51.99, and $51.52 in April, May, and June 2026, respectively.

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the Board's repurchase authorization in April 2026 of 7,500,000 shares, 5,425,828 shares remained available for purchase at June 30, 2026.

Item 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. EXHIBITS
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below.

10.1 — Form of Notice of Grant of Award Agreement for Restricted Stock Units for NEO retention, pursuant to the Commerce Bancshares, Inc. Equity Incentive Plan, was filed in current report on Form 8-K (Commission file number 1-36502) dated July 6, 2026, and the same is hereby incorporated by reference.

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: August 5, 2026		Senior Vice President & Secretary

	By	/s/ STEVEN A. BRANDJORD
Steven A. Brandjord
Controller
Date: August 5, 2026		(Chief Accounting Officer)