Form 10-Q
period 2026-09-30
COMMERCE BANCSHARES INC /MO/
filed 2026-11-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
________________________________________________________

For the quarterly period ended September 30, 2026

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 3, 2026, the registrant had outstanding 141,556,665 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
	(In thousands)
ASSETS
Loans	$21,211,941	$17,771,263
Allowance for credit losses on loans	(197,840)	(179,468)
Net loans	21,014,101	17,591,795
Loans held for sale (including $1,698,000 and $4,028,000 of residential mortgage loans carried at fair value at September 30, 2026 and December 31, 2025, respectively)	2,165	4,329
Investment securities:
Available for sale debt, at fair value (amortized cost of $8,775,955,000 and $9,742,278,000 at
September 30, 2026 and December 31, 2025, respectively, and allowance for credit losses of $—
at both September 30, 2026 and December 31, 2025)	7,928,567	9,095,513
Trading debt	43,700	40,080
Equity	41,492	57,354
Other	239,001	230,459
Total investment securities	8,252,760	9,423,406
Federal funds sold	515	—
Securities purchased under agreements to resell	1,150,000	850,000
Interest earning deposits with banks	1,773,409	2,744,393
Cash and due from banks	624,151	803,239
Premises and equipment – net	554,527	485,700
Goodwill	253,805	146,539
Other intangible assets – net	135,087	13,311
Other assets	1,062,864	852,377
Total assets	$34,823,384	$32,915,089
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$8,217,972	$8,205,711
Savings, interest checking and money market	16,741,629	15,047,406
Certificates of deposit of less than $100,000	991,028	1,023,406
Certificates of deposit of $100,000 and over	1,297,238	1,363,053
Total deposits	27,247,867	25,639,576
Federal funds purchased and securities sold under agreements to repurchase	2,696,103	2,989,641
Other borrowings	16,164	12,798
Other liabilities	647,826	458,302
Total liabilities	30,607,960	29,100,317
Commerce Bancshares, Inc. shareholders’ equity:
Common stock, $5 par value
Authorized 190,000,000; issued 148,521,165 and 138,588,701 shares at September 30, 2026 and December 31, 2025, respectively	742,606	692,944
Capital surplus	3,999,745	3,522,292
Retained earnings	468,767	131,826
Treasury stock of 6,241,586 shares at September 30, 2026
and 876,521 shares at December 31, 2025, at cost	(343,578)	(48,001)
Accumulated other comprehensive income (loss)	(678,958)	(507,690)
Total Commerce Bancshares, Inc. shareholders' equity	4,188,582	3,791,371
Non-controlling interest	26,842	23,401
Total equity	4,215,424	3,814,772
Total liabilities and equity	$34,823,384	$32,915,089
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2026	2025	2026	2025
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$295,936	$263,855	$875,759	$778,493
Interest and fees on loans held for sale	30	36	82	99
Interest on investment securities	73,897	74,469	228,891	230,919
Interest on federal funds sold	9	—	22	31
Interest on securities purchased under agreements to resell	11,708	8,578	29,555	24,512
Interest on deposits with banks	21,115	27,167	72,224	76,052
Total interest income	402,695	374,105	1,206,533	1,110,106
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	60,289	53,357	176,042	157,595
Certificates of deposit of less than $100,000	7,520	8,337	23,468	25,714
Certificates of deposit of $100,000 and over	10,707	13,258	34,207	39,491
Interest on federal funds purchased	1,661	1,428	5,231	4,228
Interest on securities sold under agreements to repurchase	13,638	18,260	42,908	54,337
Interest on other borrowings	3	8	875	35
Total interest expense	93,818	94,648	282,731	281,400
Net interest income	308,877	279,457	923,802	828,706
Provision for credit losses	10,025	20,061	29,716	40,145
Net interest income after credit losses	298,852	259,396	894,086	788,561
NON-INTEREST INCOME
Trust fees	73,418	58,412	215,979	170,575
Bank card transaction fees	49,182	45,551	142,888	137,506
Deposit account charges and other fees	29,651	27,427	87,488	80,297
Consumer brokerage services	6,345	6,698	17,651	16,866
Capital market fees	4,034	5,138	15,039	16,425
Loan fees and sales	3,566	3,465	10,083	10,288
Other	19,270	14,820	56,017	54,116
Total non-interest income	185,466	161,511	545,145	486,073
INVESTMENT SECURITIES GAINS (LOSSES), NET	4,097	7,885	28,574	731
NON-INTEREST EXPENSE
Salaries and employee benefits	181,566	157,461	542,307	465,564
Data processing and software	38,849	33,555	115,418	98,697
Professional and other services	14,645	11,284	49,943	34,283
Net occupancy	15,068	13,474	45,014	41,148
Marketing	6,824	6,670	20,194	18,487
Equipment	5,707	5,421	17,248	15,826
Supplies and communication	5,492	4,837	16,214	14,845
Deposit insurance	3,789	3,074	11,544	10,130
Other	13,991	8,242	56,243	27,851
Total non-interest expense	285,931	244,018	874,125	726,831
Income before income taxes	202,484	184,774	593,680	548,534
Less income taxes	44,408	41,152	131,064	120,516
Net income	158,076	143,622	462,616	428,018
Less non-controlling interest expense (income)	3,086	2,104	6,213	2,429
Net income attributable to Commerce Bancshares, Inc.	$154,990	$141,518	$456,403	$425,589
Net income per common share — basic	$1.08	$1.01	$3.14	$3.03
Net income per common share — diluted	$1.08	$1.01	$3.14	$3.03
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2026	2025	2026	2025
	(Unaudited)
Net income	$158,076	$143,622	$462,616	$428,018
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale debt securities	(171,592)	56,893	(150,467)	226,555
Change in pension loss	50	34	258	377
Unrealized gains (losses) on cash flow hedge derivatives	(8,685)	(9,544)	(21,059)	(1,687)
Other comprehensive income (loss), net of tax	(180,227)	47,383	(171,268)	225,245
Comprehensive income (loss)	(22,151)	191,005	291,348	653,263
Less non-controlling interest (income) expense	3,086	2,104	6,213	2,429
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$(25,237)	$188,901	$285,135	$650,834
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended September 30, 2026 and 2025

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance June 30, 2026	$742,606	$3,993,098	$353,023	$(232,318)	$(498,731)	$24,127	$4,381,805
Net income			154,990			3,086	158,076
Other comprehensive income (loss)					(180,227)		(180,227)
Distributions to non-controlling interest						(371)	(371)
Purchases of treasury stock				(111,765)			(111,765)
Issuance under stock purchase and equity compensation plans		(507)		505			(2)
Stock-based compensation		7,154					7,154
Cash dividends paid on common stock ($0.275 per share)			(39,246)				(39,246)
Balance September 30, 2026	$742,606	$3,999,745	$468,767	$(343,578)	$(678,958)	$26,842	$4,215,424
Balance June 30, 2025	$676,054	$3,386,218	$255,938	$(96,589)	$(581,049)	$19,542	$3,660,114
Net Income			141,518			2,104	143,622
Other comprehensive income (loss)					47,383		47,383
Distributions to non-controlling interest						(264)	(264)
Purchases of treasury stock				(25,468)			(25,468)
Issuance under stock purchase and equity compensation plans		(85)		85			—
Stock-based compensation		4,393					4,393
Cash dividends paid on common stock ($.262 per share)			(36,733)				(36,733)
Balance September 30, 2025	$676,054	$3,390,526	$360,723	$(121,972)	$(533,666)	$21,382	$3,793,047
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2026 and 2025

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance December 31, 2025	$692,944	$3,522,292	$131,826	$(48,001)	$(507,690)	$23,401	$3,814,772
Net income			456,403			6,213	462,616
Other comprehensive income (loss)					(171,268)		(171,268)
Distributions to non-controlling interest						(2,772)	(2,772)
Acquisition of FineMark Holdings, Inc	49,662	470,203					519,865
Purchases of treasury stock				(308,063)			(308,063)
Issuance under stock purchase and equity compensation plans		(12,489)		12,486			(3)
Stock-based compensation		19,739					19,739
Cash dividends paid on common stock ($.825 per share)			(119,462)				(119,462)
Balance September 30, 2026	$742,606	$3,999,745	$468,767	$(343,578)	$(678,958)	$26,842	$4,215,424
Balance December 31, 2024	$676,054	$3,395,645	$45,494	$(48,401)	$(758,911)	$22,594	$3,332,475
Net income			425,589			2,429	428,018
Other comprehensive income (loss)					225,245		225,245
Distributions to non-controlling interest						(3,641)	(3,641)
Purchases of treasury stock				(91,544)			(91,544)
Issuance under stock purchase and equity compensation plans		(17,977)		17,973			(4)
Stock-based compensation		12,858					12,858
Cash dividends paid on common stock ($.786 per share)			(110,360)				(110,360)
Balance September 30, 2025	$676,054	$3,390,526	$360,723	$(121,972)	$(533,666)	$21,382	$3,793,047
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2026	2025
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$462,616	$428,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,716	40,145
Provision for depreciation and amortization	62,374	41,756
Accretion of discount related to acquired loans	(18,044)	—
Amortization (accretion) of investment security premiums (discounts), net	(16,130)	(13,113)
Investment securities (gains) losses, net (A)	(28,574)	(731)
Net (gains) losses on sales of loans held for sale	(2,189)	(2,082)
Originations of loans held for sale	(97,219)	(90,432)
Proceeds from sales of loans held for sale	100,738	92,578
Net (increase) decrease in trading debt securities, excluding unsettled transactions	537,379	(26,588)
Stock-based compensation	19,739	12,858
(Increase) decrease in interest receivable	(3,136)	(4,889)
Increase (decrease) in interest payable	(7,655)	6,149
Increase (decrease) in income taxes payable	23,223	(21,405)
Other changes, net	24,413	(83,448)
Net cash provided by (used in) operating activities	1,087,251	378,816
INVESTING ACTIVITIES:
Cash received in acquisition	501,360	—
Proceeds from sales of investment securities (A)	970,366	46,628
Proceeds from maturities/pay downs of investment securities (A)	1,184,279	1,417,157
Purchases of investment securities (A)	(1,115,246)	(1,001,256)
Net (increase) decrease in loans	(828,321)	(598,897)
Securities purchased under agreements to resell	(300,000)	(350,000)
Repayments of securities purchased under agreements to resell	—	125,000
Purchases of premises and equipment	(58,695)	(39,011)
Sales of premises and equipment	2,567	100
Net cash provided by (used in) investing activities	356,310	(400,279)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(1,208,510)	222,245
Net increase (decrease) in certificates of deposit	(248,217)	28,201
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(356,556)	(453,693)
FHLB short-term borrowings	250,000	—
Repayments of FHLB borrowings	(603,929)	—
Net increase (decrease) in other borrowings	3,366	9,214
Purchases of treasury stock	(307,025)	(92,270)
Cash dividends paid on common stock and distributions to non-controlling interest	(122,234)	(114,001)
Other, net	(3)	(4)
Net cash provided by (used in) financing activities	(2,593,108)	(400,308)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,149,547)	(421,771)
Cash, cash equivalents and restricted cash at beginning of year	3,547,715	3,375,992
Cash, cash equivalents and restricted cash at September 30	$2,398,168	$2,954,221

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Nine Months Ended September 30
(In thousands)	2026	2025
	(Unaudited)
Supplemental disclosures:
Income tax payments, net	$99,600	$134,228
Interest paid on deposits and borrowings	290,386	275,251
Non-cash activities:
Loans transferred to foreclosed real estate	1,263	1,409
Business combination:
Fair value of tangible assets acquired	3,327,074	—
Goodwill and other intangible assets	246,068	—
Fair value of liabilities assumed	3,549,295	—
Common stock issued	519,865	—
Fair value of equity interest in FineMark prior to acquisition	4,614	—
(A) Available for sale debt securities, equity securities, and other securities.
See accompanying notes to consolidated financial statements.

Restricted cash is comprised of cash collateral posted by the Company to secure interest rate swap agreements. This balance is included in other assets in the consolidated balance sheets and totaled $93 thousand at September 30, 2026. The Company had $112 thousand in restricted cash at September 30, 2025.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

1. Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Effective January 1, 2026, the consolidated financial statements also include the accounts of FineMark Holdings, Inc. ("FineMark"), which was acquired by the Company as described in Note 2 "Acquisition" below, and is consolidated from the date of acquisition. Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2025 data to conform to current year presentation, and certain balances related to the FineMark Holdings, Inc. acquisition were reclassified to conform to the Company's financial statement presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential recognition or disclosure. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of results to be attained for the full year or any other interim period.

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

The Company adopted Accounting Standards Update (ASU) 2025-08 "Financial Instruments - Credit Losses (Topic 326): Purchased Loans" on January 1, 2026. This new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model (CECL). Under the ASU, the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan - similar to the model for purchased credit deteriorated assets. For these loans, the "day-one" credit loss estimate does not impact earnings immediately but is instead amortized over time as an adjustment to interest income. Subsequent changes in the allowance for credit losses are reported in earnings within provision for credit losses.

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

Total purchase consideration for the acquisition was $519.9 million, consisting of 9.9 million shares of the Company's common stock (valued at the acquisition-date fair value of $52.34 per share), plus cash in lieu of fractional shares. Prior to the acquisition date, the Company held a non-controlling equity interest in FineMark, and in accordance with Accounting Standards Codification (ASC) 805, this previously held interest was remeasured to its acquisition-date fair value of $4.6 million. The total acquisition-date fair value of the business combination was $524.5 million, comprised of the $519.9 million of consideration transferred and the $4.6 million fair value of the Company's previously held equity interest.

Under the terms of the merger agreement, each outstanding FineMark common stock share was converted into .7245 shares of the Company's common stock, and each outstanding share of FineMark's preferred stock was converted into 36.3636 shares of FineMark common stock, prior to conversion into .7245 shares of the Company's common stock.

The acquisition of FineMark was accounted for as a business combination using the purchase method of accounting in accordance with Financial Accounting Standards Board (FASB) ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Any necessary adjustments from preliminary estimates must be finalized within one year from the closing date of the acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Valuations subject to refinement include, but are not limited to, loans, certain deposits, the core deposit, customer relationship, trade name intangible assets, and certain other assets.

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

Loans
Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate and prepayment rate, term, amortization status and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered purchased credit deteriorated ("PCD"). For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on loans on the date of acquisition using the same methodology as other loans held-for-investment. The Company adopted ASU 2025-08 "Financial Instruments - Credit Losses (Topic 326): Purchased Loans" as of January 1, 2026. Accordingly, the initial estimate of expected credit losses recognized in the allowance for credit losses on loans included both PCD and non-PCD loans ("purchased seasoned loans").

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

Core deposit intangible asset
Core deposit intangibles represent the value of relationships with deposit clients and the cost savings derived from available core deposits relative to an alternative funding source. The fair value of the core deposit intangible was estimated using a net cost savings method, a variation of the income approach. This approach considers expected client attrition rates, average life and balance inflation, alternative cost of funds, the interest cost and net maintenance cost associated with the client deposit base, and a discount rate used to discount the future economic benefits of the core deposit intangible asset to present value. The core deposit intangible asset is being amortized using an accelerated methodology over 12 years based upon the period over which the estimated economic benefits are estimated to be received.

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

The results of FineMark are included in the results of the Company subsequent to January 1, 2026. Transaction costs incurred after the acquisition date totaled $24.0 million as of September 30, 2026, primarily in salaries and employee benefits and professional and other services in the Consolidated Statements of Income. Additional transaction and integration costs will be expensed in future periods as incurred.

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

	Pro Forma Combined Results
	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total revenue *	$490,620	$470,311	$1,455,064	$1,400,260
Net Income	158,970	145,774	472,577	437,943
*Total revenue is comprised of net interest income and non-interest income.

The Company's results for the three and nine months ended September 30, 2026 include the operating results of the acquired assets and assumed liabilities of FineMark subsequent to the acquisition on January 1, 2026. Due to the streamlining and integration of the operating activities into those of the Company post-acquisition, historical reporting for the former FineMark operations is impracticable, and thus disclosures of the revenue from the assets acquired and income before taxes are impracticable for the period subsequent to the acquisition.

3. Loans and Allowance for Credit Losses
Major classifications within the Company’s held for investment loan portfolio at September 30, 2026 and December 31, 2025 are as follows:

(In thousands)	September 30, 2026	December 31, 2025
Commercial:
Business	$7,262,310	$6,439,380
Real estate – construction and land	1,451,704	1,438,012
Real estate – business	4,227,627	3,674,567
Personal Banking:
Real estate – personal	4,335,991	3,053,435
Consumer	2,712,153	2,196,822
Revolving home equity	662,277	375,159
Consumer credit card	556,558	589,694
Overdrafts	3,321	4,194
Total loans	$21,211,941	$17,771,263

Accrued interest receivable totaled $86.9 million and $74.4 million at September 30, 2026 and December 31, 2025, respectively, and was included within other assets on the consolidated balance sheets. For the three months ended September 30, 2026, the Company wrote off accrued interest by reversing interest income of $53 thousand and $1.5 million in the Commercial and Personal Banking portfolios. Similarly, for the nine months ended September 30, 2026, the Company wrote off accrued interest of $135 thousand and $4.6 million in the Commercial and Personal Banking portfolios. For the three months ended September 30, 2025, the Company reversed $63 thousand and $1.5 million in the Commercial and Personal Banking portfolios, respectively, and in the nine months ended September 30, 2025, reversed $266 thousand and $4.8 million in the Commercial and Personal Banking portfolios.

At September 30, 2026, loans of $4.1 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $2.7 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

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

Key assumptions in the Company’s allowance for credit loss model include the economic forecast, the reasonable and supportable period, forecasted macro-economic variables, prepayment assumptions and qualitative factors applied for portfolio composition changes, underwriting practices, or significant unique events or conditions. The assumptions utilized in estimating the Company’s allowance for credit losses at September 30, 2026 and December 31, 2025 are discussed below.

Key Assumption	September 30, 2026	December 31, 2025

Overall economic forecast	•Unemployment remains stable •Inflation remains elevated •Continued moderate growth •Continued uncertainty regarding the conflict in the Middle East	•Increased GDP due to expected increases in consumer spending •Stable unemployment •Higher rates and volatility are expected to continue
Reasonable and supportable period and related reversion period	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method	•Reasonable and supportable period of one year •Reversion to historical average loss rates within two quarters using a straight-line method
Forecasted macro-economic variables
•Unemployment rate is 4.2% during the supportable forecast period
•Real GDP growth ranges from 2.2% to 2.6%
•Housing Price Index from 331.0 to 338.2
•Commercial Real Estate Price Index from 317.2 to 327.9
•CPI inflation rate from 2.0% to 3.2%

•Unemployment rate ranges from 4.3% to 4.5% during the supportable forecast period
•Real GDP growth ranges from 2.1% to 2.8%
•Housing Price Index from 324.9 to 329.7
•Commercial Real Estate Price Index from 292.5 to 305.6
•CPI inflation rate from 2.1% to 2.6%

Prepayment assumptions	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 9.9% to 26.3% for most loan pools •Consumer credit cards 68.0%	Commercial loans •5% for most loan pools Personal banking loans •Ranging from 8.7% to 24.7% for most loan pools •Consumer credit cards 66.9%
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

The current forecast includes projections on inflation, labor market trends, Federal Reserve monetary policy, business growth, and consumer spending. Economic, political, and social developments regionally, nationally, and even globally could significantly modify economic projections used in the estimation of the allowance for credit losses. Key forecast risks include higher energy prices, artificial intelligence-related inflation, artificial intelligence investment-related assumptions and US policy uncertainty.

Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating the allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types, and may have offsetting impacts to other changing variables and inputs.

A summary of the activity in the allowance for credit losses on loans and the liability for unfunded lending commitments for the three and nine months ended September 30, 2026 and 2025, respectively, follows:

	For the Three Months Ended September 30, 2026			For the Nine Months Ended September 30, 2026
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$123,630	$71,745	$195,375	$116,865	$62,603	$179,468
Initial allowance for credit losses on purchased credit deteriorated loans at acquisition	—	—	—	1,534	1,424	2,958
Initial allowance for credit losses on purchased seasoned loans at acquisition	—	—	—	7,721	12,149	19,870
Provision for credit losses on loans	4,516	8,552	13,068	7,889	22,773	30,662
Deductions:
Loans charged off	850	11,991	12,841	7,025	35,091	42,116
Less recoveries on loans	94	2,144	2,238	406	6,592	6,998
Net loan charge-offs (recoveries)	756	9,847	10,603	6,619	28,499	35,118
Balance September 30, 2026	$127,390	$70,450	$197,840	$127,390	$70,450	$197,840
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at end of prior period	$19,008	$1,111	$20,119	$16,539	$1,121	$17,660
Initial allowance for credit loss at acquisition	—	—	—	362	—	362
Provision for credit losses on unfunded lending commitments	(2,923)	(120)	(3,043)	(816)	(130)	(946)
Balance September 30, 2026	$16,085	$991	$17,076	$16,085	$991	$17,076
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$143,475	$71,441	$214,916	$143,475	$71,441	$214,916

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at beginning of period	$106,854	$58,406	$165,260	$106,769	$55,973	$162,742
Provision for credit losses on loans	6,873	13,866	20,739	7,412	36,341	43,753
Deductions:
Loans charged off	889	11,739	12,628	2,110	35,836	37,946
Less recoveries on loans	86	2,214	2,300	853	6,269	7,122
Net loan charge-offs (recoveries)	803	9,525	10,328	1,257	29,567	30,824
Balance September 30, 2025	$112,924	$62,747	$175,671	$112,924	$62,747	$175,671
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$14,771	$1,234	$16,005	$17,887	$1,048	$18,935
Provision for credit losses on unfunded lending commitments	(756)	78	(678)	(3,872)	264	(3,608)
Balance September 30, 2025	$14,015	$1,312	$15,327	$14,015	$1,312	$15,327
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$126,939	$64,059	$190,998	$126,939	$64,059	$190,998

Delinquent and non-accrual loans
The Company considers loans past due on the day following the contractual repayment date, if the contractual repayment was not received by the Company as of the end of the business day. The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2026 and December 31, 2025.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2026
Commercial:
Business	$7,258,701	$2,907	$434	$268	$7,262,310
Real estate – construction and land	1,451,526	—	178	—	1,451,704
Real estate – business	4,214,328	4,162	2	9,135	4,227,627
Personal Banking:
Real estate – personal	4,316,024	4,732	13,165	2,070	4,335,991
Consumer	2,672,746	36,313	3,094	—	2,712,153
Revolving home equity	659,611	1,235	1,399	32	662,277
Consumer credit card	541,123	7,298	8,137	—	556,558
Overdrafts	2,987	334	—	—	3,321
Total	$21,117,046	$56,981	$26,409	$11,505	$21,211,941
December 31, 2025
Commercial:
Business	$6,437,476	$1,241	$540	$123	$6,439,380
Real estate – construction and land	1,437,727	285	—	—	1,438,012
Real estate – business	3,636,517	23,265	—	14,785	3,674,567
Personal Banking:
Real estate – personal	3,021,212	19,450	11,931	842	3,053,435
Consumer	2,165,109	28,269	3,444	—	2,196,822
Revolving home equity	373,245	1,493	421	—	375,159
Consumer credit card	573,698	7,673	8,323	—	589,694
Overdrafts	3,787	407	—	—	4,194
Total	$17,648,771	$82,083	$24,659	$15,750	$17,771,263

At September 30, 2026, the Company had $8.9 million non-accrual loans that had no allowance for credit loss, compared to no non-accrual loans that had no allowance for credit loss at December 31, 2025. The Company did not record any interest income on non-accrual loans during the nine months ended September 30, 2026 and 2025, respectively.

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

The risk category of loans in the Commercial portfolio as of September 30, 2026 and December 31, 2025 are as follows:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2026
Business
Risk Rating:
Pass	$1,642,959	$1,228,006	$552,370	$383,081	$300,834	$416,962	$2,498,177	$7,022,389
Special mention	873	9,631	10,413	520	371	2,052	14,754	38,614
Substandard	1,716	37,576	4,684	2,547	5,285	1,366	147,865	201,039
Non-accrual	1	245	21	—	—	1	—	268
Total Business:	$1,645,549	$1,275,458	$567,488	$386,148	$306,490	$420,381	$2,660,796	$7,262,310
Gross write-offs for the nine months ended September 30, 2026	$57	$321	$54	$224	$54	$24	$875	$1,609
Real estate-construction
Risk Rating:
Pass	$337,345	$456,611	$291,637	$124,285	$66,612	$4,063	$30,209	$1,310,762
Special mention	552	569	16,951	—	—	783	—	18,855
Substandard	—	13,075	—	58,001	51,011	—	—	122,087
Total Real estate-construction:	$337,897	$470,255	$308,588	$182,286	$117,623	$4,846	$30,209	$1,451,704
Gross write-offs for the nine months ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Real estate-business
Risk Rating:
Pass	$1,210,538	$1,003,083	$358,155	$290,423	$500,559	$568,352	$133,026	$4,064,136
Special mention	3,993	11,801	8,693	2,520	6,765	3,397	1,484	38,653
Substandard	14,938	2,508	1,070	8,551	14,438	62,041	12,157	115,703
Non-accrual	—	—	—	—	126	9,009	—	9,135
Total Real estate-business:	$1,229,469	$1,017,392	$367,918	$301,494	$521,888	$642,799	$146,667	$4,227,627
Gross write-offs for the nine months ended September 30, 2026	$—	$—	$—	$—	$—	$5,416	$—	$5,416
Commercial loans
Risk Rating:
Pass	$3,190,842	$2,687,700	$1,202,162	$797,789	$868,005	$989,377	$2,661,412	$12,397,287
Special mention	5,418	22,001	36,057	3,040	7,136	6,232	16,238	96,122
Substandard	16,654	53,159	5,754	69,099	70,734	63,407	160,022	438,829
Non-accrual	1	245	21	—	126	9,010	—	9,403
Total Commercial loans:	$3,212,915	$2,763,105	$1,243,994	$869,928	$946,001	$1,068,026	$2,837,672	$12,941,641
Gross write-offs for the nine months ended September 30, 2026	$57	$321	$54	$224	$54	$5,440	$875	$7,025

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2025
Business
Risk Rating:
Pass	$1,704,299	$847,973	$568,361	$416,732	$252,398	$336,662	$2,129,247	$6,255,672
Special mention	13,410	4,149	2,661	1,536	893	1,375	47,568	71,592
Substandard	96	619	4,713	15,957	4,016	519	86,073	111,993
Non-accrual	—	49	32	42	—	—	—	123
Total Business:	$1,717,805	$852,790	$575,767	$434,267	$257,307	$338,556	$2,262,888	$6,439,380
Gross write-offs for the year ended December 31, 2025	$—	$389	$116	$165	$2	$10	$1,423	$2,105
Real estate-construction
Risk Rating:
Pass	$450,046	$283,778	$379,456	$239,314	$3,857	$2,860	$18,109	$1,377,420
Special mention	14,104	—	—	—	—	—	—	14,104
Substandard	—	—	2,365	25,875	18,248	—	—	46,488
Total Real estate-construction:	$464,150	$283,778	$381,821	$265,189	$22,105	$2,860	$18,109	$1,438,012
Gross write-offs for the year ended December 31, 2025	$—	$40	$—	$—	$—	$—	$—	$40
Real estate- business
Risk Rating:
Pass	$1,334,661	$426,130	$309,409	$462,953	$359,933	$389,275	$166,209	$3,448,570
Special mention	58,905	27,423	3,572	12,221	965	1,965	31	105,082
Substandard	—	1,884	6,646	26,960	13,423	50,821	6,396	106,130
Non-accrual	—	—	—	124	153	14,508	—	14,785
Total Real-estate business:	$1,393,566	$455,437	$319,627	$502,258	$374,474	$456,569	$172,636	$3,674,567
Gross write-offs for the year ended December 31, 2025	$—	$—	$400	$—	$—	$—	$—	$400
Commercial loans
Risk Rating:
Pass	$3,489,006	$1,557,881	$1,257,226	$1,118,999	$616,188	$728,797	$2,313,565	$11,081,662
Special mention	86,419	31,572	6,233	13,757	1,858	3,340	47,599	190,778
Substandard	96	2,503	13,724	68,792	35,687	51,340	92,469	264,611
Non-accrual	—	49	32	166	153	14,508	—	14,908
Total Commercial loans:	$3,575,521	$1,592,005	$1,277,215	$1,201,714	$653,886	$797,985	$2,453,633	$11,551,959
Gross write-offs for the year ended December 31, 2025	$—	$429	$516	$165	$2	$10	$1,423	$2,545

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided as of September 30, 2026 and December 31, 2025 below.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2026
Real estate-personal
Current to 90 days past due	$421,068	$569,573	$386,138	$403,469	$577,358	$1,951,678	$11,472	$4,320,756
Over 90 days past due	—	734	1,604	3,084	1,496	6,247	—	13,165
Non-accrual	—	—	151	—	—	1,919	—	2,070
Total Real estate-personal:	$421,068	$570,307	$387,893	$406,553	$578,854	$1,959,844	$11,472	$4,335,991
Gross write-offs for the nine months ended September 30, 2026	$—	$—	$87	$73	$185	$29	$—	$374
Consumer
Current to 90 days past due	$503,708	$405,711	$162,796	$167,988	$97,248	$106,067	$1,265,541	$2,709,059
Over 90 days past due	89	395	593	259	101	103	1,554	3,094
Total Consumer:	$503,797	$406,106	$163,389	$168,247	$97,349	$106,170	$1,267,095	$2,712,153
Gross write-offs for the nine months ended September 30, 2026	$254	$1,425	$1,932	$1,436	$593	$332	$2,541	$8,513
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$660,846	$660,846
Over 90 days past due	—	—	—	—	—	—	1,399	1,399
Non-accrual	—	—	—	—	—	—	32	$32
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$662,277	$662,277
Gross write-offs for the nine months ended September 30, 2026	$—	$—	$—	$—	$—	$—	$90	$90
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$548,421	$548,421
Over 90 days past due	—	—	—	—	—	—	8,137	8,137
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$556,558	$556,558
Gross write-offs for the nine months ended September 30, 2026	$—	$—	$—	$—	$—	$—	$24,207	$24,207
Overdrafts
Current to 90 days past due	$3,321	$—	$—	$—	$—	$—	$—	$3,321
Total Overdrafts:	$3,321	$—	$—	$—	$—	$—	$—	$3,321
Gross write-offs for the nine months ended September 30, 2026	$1,907	$—	$—	$—	$—	$—	$—	$1,907
Personal banking loans
Current to 90 days past due	$928,097	$975,284	$548,934	$571,457	$674,606	$2,057,745	$2,486,280	$8,242,403
Over 90 days past due	89	1,129	2,197	3,343	1,597	6,350	11,090	25,795
Non-accrual	—	—	151	—	—	1,919	32	2,102
Total Personal banking loans:	$928,186	$976,413	$551,282	$574,800	$676,203	$2,066,014	$2,497,402	$8,270,300
Gross write-offs for the nine months ended September 30, 2026	$2,161	$1,425	$2,019	$1,509	$778	$361	$26,838	$35,091

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2025
Real estate-personal
Current to 90 days past due	$386,816	$312,902	$335,950	$360,793	$438,586	$1,196,850	$8,765	$3,040,662
Over 90 days past due	—	570	1,581	3,581	1,820	4,379	—	11,931
Non-accrual	—	—	—	—	102	740	—	842
Total Real estate-personal:	$386,816	$313,472	$337,531	$364,374	$440,508	$1,201,969	$8,765	$3,053,435
Gross write-offs for the year ended December 31, 2025	$—	$47	$65	$416	$48	$29	$—	$605
Consumer
Current to 90 days past due	$520,170	$242,791	$237,779	$132,942	$93,343	$62,726	$903,627	$2,193,378
Over 90 days past due	187	387	406	276	117	195	1,876	3,444
Total Consumer:	$520,357	$243,178	$238,185	$133,218	$93,460	$62,921	$905,503	$2,196,822
Gross write-offs for the year ended December 31, 2025	$894	$3,862	$2,948	$1,705	$720	$359	$2,032	$12,520
Revolving home equity
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$374,738	$374,738
Over 90 days past due	—	—	—	—	—	—	421	421
Total Revolving home equity:	$—	$—	$—	$—	$—	$—	$375,159	$375,159
Gross write-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$15	$15
Consumer credit card
Current to 90 days past due	$—	$—	$—	$—	$—	$—	$581,371	$581,371
Over 90 days past due	—	—	—	—	—	—	8,323	8,323
Total Consumer credit card:	$—	$—	$—	$—	$—	$—	$589,694	$589,694
Gross write-offs for the year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$31,833	$31,833
Overdrafts
Current to 90 days past due	$4,194	$—	$—	$—	$—	$—	$—	$4,194
Total Overdrafts:	$4,194	$—	$—	$—	$—	$—	$—	$4,194
Gross write-offs for the year ended December 31, 2025	$2,522	$—	$—	$—	$—	$—	$—	$2,522
Personal banking loans
Current to 90 days past due	$911,180	$555,693	$573,729	$493,735	$531,929	$1,259,576	$1,868,501	$6,194,343
Over 90 days past due	187	957	1,987	3,857	1,937	4,574	10,620	24,119
Non-accrual	—	—	—	—	102	740	—	842
Total Personal banking loans:	$911,367	$556,650	$575,716	$497,592	$533,968	$1,264,890	$1,879,121	$6,219,304
Gross write-offs for the year ended December 31, 2025	$3,416	$3,909	$3,013	$2,121	$768	$388	$33,880	$47,495

Collateral-dependent loans
The Company's collateral-dependent loans are comprised of large loans on non-accrual status. The Company requires that collateral-dependent loans are either over-collateralized or carry collateral equal to the amortized cost of the loan. The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2026 and December 31, 2025.

(In thousands)	Real Estate	Total
September 30, 2026
Commercial:
Real estate - business	$8,865	$8,865
Total	$8,865	$8,865
December 31, 2025
Commercial:
Real estate - business	$14,508	$14,508
Total	$14,508	$14,508

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

The following tables present the amortized cost at September 30, 2026 of loans that were modified during the three and nine months ended September 30, 2026 and the amortized cost at September 30, 2025 of loans that were modified during the three and nine months ended September 30, 2025.

	For the Three Months Ended September 30, 2026
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Total Loan Category
September 30, 2026
Commercial:
Business	$41,234	$—	$—	$41,234	0.6%
Real estate – construction and land	—	—	—	—	—
Real estate – business	175	—	—	175	—
Personal Banking:
Real estate – personal	—	3,315	—	3,315	0.1
Consumer	—	—	31	31	—
Consumer credit card	—	—	1,040	1,040	0.2
Total	$41,409	$3,315	$1,071	$45,795	0.2%

	For the Nine Months Ended September 30, 2026
September 30, 2026
Commercial:
Business	$125,353	$—	$—	$125,353	1.7%
Real estate – construction and land	15,217	—	—	15,217	1.0
Real estate – business	6,381	—	—	6,381	0.2
Personal Banking:
Real estate – personal	—	4,609	—	4,609	0.1
Consumer	—	16	78	94	—
Consumer credit card	—	—	2,424	2,424	0.4
Total	$146,951	$4,625	$2,502	$154,078	0.7%

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	% of Total Loan Category
September 30, 2025
Commercial:
Business	$42,047	$—	$—	$42,047	0.7%
Real estate – business	19,253	—	—	19,253	0.5
Personal Banking:
Real estate – personal	31	1,869	—	1,900	0.1
Consumer	—	—	19	19	—
Consumer credit card	—	—	973	973	0.2
Total	$61,331	$1,869	$992	$64,192	0.4%

	For the Nine Months Ended September 30, 2025
September 30, 2025
Commercial:
Business	$60,984	$—	$—	$60,984	1.0%
Real estate – business	96,549	—	—	96,549	2.6
Personal Banking:
Real estate – personal	31	8,249	—	8,280	0.3
Consumer	—	35	79	114	—
Consumer credit card	—	—	2,389	2,389	0.4
Total	$157,564	$8,284	$2,468	$168,316	0.9%

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

The following tables summarize the financial impact of loan modifications and payment deferrals during the three and nine months ended September 30, 2026 and September 30, 2025.

Term Extension
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Commercial:
Business	Extended maturity by a weighted average of 11 months.	Extended maturity by a weighted average of 5 months.
Real estate – business	Extended maturity by a weighted average of 12 months.	Extended maturity by a weighted average of 6 months.
Personal Banking:
Real estate – personal	---	Extended maturity by a weighted average of 9 months.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Commercial:
Business	Extended maturity by a weighted average of 11 months.	Extended maturity by a weighted average of 10 months.
Real estate – construction and land	Extended maturity by a weighted average of 7 months.	---
Real estate – business	Extended maturity by a weighted average of 24 months.	Extended maturity by a weighted average of 15 months.
Personal Banking:
Real estate – personal	---	Extended maturity by a weighted average of 9 months.

Payment Delay
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 25 years.	Deferred certain payments by a weighted average of 25 years.
	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Personal Banking:
Real estate – personal	Deferred certain payments by a weighted average of 26 years.	Deferred certain payments by a weighted average of 24 years.
Consumer	Deferred certain payments by a weighted average of 5 years.	Deferred certain payments by a weighted average of 8 years.

Interest Rate Reduction
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Personal Banking:
Consumer	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 22% to 6%.
Consumer credit card	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 22% to 6%.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Personal Banking:
Consumer	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 22% to 6%.
Consumer credit card	Reduced contractual interest rate from average 21% to 6%.	Reduced contractual interest rate from average 22% to 6%.

The Company had commitments of $69.8 million and $11.4 million at September 30, 2026 and December 31, 2025, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, interest, or fees; or a term extension during the current reporting period.

The following tables provide the amortized cost basis at September 30, 2026 of loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2026 and were modified within the 12 months preceding the payment default, as well as the amortized cost basis at September 30, 2025 of loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2025 and had been modified within the 12 months preceding the payment default. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

	For the Three Months Ended September 30, 2026				For the Nine Months Ended September 30, 2026
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	Term Extension	Payment Delay	Interest Rate Reduction	Total
September 30, 2026
Commercial:
Real estate – business	$—	$—	$—	$—	$—	$—	$—	$—
Personal Banking:
Real estate – personal	—	900	—	900	—	900	—	900
Consumer	—	—	4	4	—	—	28	28
Consumer credit card	—	—	343	343	—	—	608	608
Total	$—	$900	$347	$1,247	$—	$900	$636	$1,536

	For the Three Months Ended September 30, 2025				For the Nine Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total	Term Extension	Payment Delay	Interest Rate Reduction	Total
September 30, 2025
Commercial:
Business	$45	$—	$—	$45	$45	$—	$—	$45
Real estate – business	14,632	—	—	14,632	14,632	—	—	14,632
Personal Banking:
Real estate – personal	—	761	—	761	—	2,276	—	2,276
Consumer	—	—	1	1	—	—	25	25
Consumer credit card	—	—	257	257	—	—	451	451
Total	$14,677	$761	$258	$15,696	$14,677	$2,276	$476	$17,429

The following tables present the amortized cost basis at September 30, 2026 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months as well as the amortized cost basis at September 30, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the 12 months preceding September 30, 2025.

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
September 30, 2026
Commercial:
Business	$125,876	$—	$—	$125,876
Real estate – construction and land	15,217	—	—	15,217
Real estate – business	6,381	—	—	6,381
Personal Banking:
Real estate – personal	5,110	288	900	6,298
Consumer	107	34	4	145
Consumer credit card	2,423	307	343	3,073
Total	$155,114	$629	$1,247	$156,990

(In thousands)	Current	30-89 Days Past Due	90 Days Past Due	Total
September 30, 2025
Commercial:
Business	$88,589	$—	$45	$88,634
Real estate – business	88,961	—	14,632	103,593
Personal Banking:
Real estate – personal	8,701	917	761	10,379
Consumer	99	35	1	135
Consumer credit card	2,319	405	257	2,981
Total	$188,669	$1,357	$15,696	$205,722

Loans held for sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company has elected the fair value option for these loans. The election of the fair value option aligns the accounting for these loans with the related economic hedges discussed in Note 12. The loans are primarily sold to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). At September 30, 2026, the fair value of these loans was $1.7 million, and the unpaid principal balance was $1.7 million.

At September 30, 2026, none of the loans held for sale were on non-accrual status or 90 days past due and still accruing interest.

Foreclosed real estate/repossessed assets
The Company’s holdings of foreclosed real estate totaled $1.4 million and $1.2 million at September 30, 2026 and December 31, 2025, respectively, and included in those amounts were $1.4 million and $1.0 million at September 30, 2026 and December 31, 2025, respectively, of foreclosed residential real estate properties held as a result of obtaining physical possession. Personal property acquired in repossession, generally autos, totaled $2.1 million and $2.3 million at September 30, 2026 and December 31, 2025. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of this cost basis or fair value less estimated selling costs.

4. Investment Securities
Investment securities consisted of the following at September 30, 2026 and December 31, 2025.

(In thousands)	September 30, 2026	December 31, 2025
Available for sale debt securities	$7,928,567	$9,095,513
Trading debt securities	43,700	40,080
Equity securities:
Readily determinable fair value	30,860	47,551
No readily determinable fair value	10,632	9,803
Other:
Federal Reserve Bank stock	51,759	35,918
Federal Home Loan Bank stock	10,094	10,198
Private equity investments	177,148	184,343
Total investment securities (1)	$8,252,760	$9,423,406
(1)Accrued interest receivable totaled $43.2 million and $42.0 million at September 30, 2026 and December 31, 2025, respectively, and was included within other assets on the consolidated balance sheets.

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

On April 13, 2026, Visa announced the commencement of a public offering to permit the exchange of Class B-2 common stock for a combination of shares of Class B-3 common stock and Class C common stock (“2026 Exchange Offer”). The Company tendered all of its Visa Class B-2 shares. On May 8, 2026, the 2026 Exchange Offer closed, and in exchange for its 411,723 shares of Visa Class B-2 common stock, the Company received 205,861 shares of Visa Class B-3 common stock (which will be convertible under certain circumstances, as further described below, into Visa’s publicly traded Class A common stock at an initial rate of 1.5075 shares of Class A common stock for each share of Class B-3 common stock, subject to adjustment) and 77,584 shares of Visa Class C common stock each of which will automatically convert into four shares of Visa’s Class A common stock (subject to future adjustments for any stock splits, recapitalizations or similar transactions) upon any transfer to a person other than a Visa member or an affiliate of a Visa member. A full description of the terms of the 2026 Exchange Offer is set forth in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 13, 2026, publicly filed with the U. S. Securities and Exchange Commission.

As a condition of participating in the 2024 Exchange Offer, the Company entered into a Makewhole Agreement (2024 Makewhole Agreement) with Visa that provides for cash payments to Visa to the extent (if any) that future adjustments to the conversion ratio for the Visa Class B-2 common stock to Class A common stock cause such ratio to fall below zero. Changes to the conversion ratio occur when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain covered litigation that pre-dated Visa’s initial public offering, for which Visa had been effectively indemnified by Visa USA members through reductions to the conversion ratio for its Class B-1 common stock. The purpose of the 2024 Makewhole Agreement was to preserve the economic benefit of these adjustments to the Class B-1 conversion ratio for the benefit of Visa’s Class A and Class C common stockholders following the exchange. As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 8, 2024, publicly filed with the U. S. Securities and Exchange

Commission, both the 2024 Makewhole Agreement and the related escrow fund and transfer restrictions on Visa’s Class B-1 and Class B-2 common stock will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B-2 common stock will be convertible into shares of its Class A common stock at the then-applicable conversion ratio. In order to continue preserving the economic benefit of those same adjustments for Visa's Class A and Class C common stockholders in relation to the Class B-2 and Class B-3 conversion ratios following the 2026 Exchange Offer, and as a condition of participating in the 2026 Exchange Offer, the Company entered into a Makewhole Agreement (2026 Makewhole Agreement) with Visa that provides for similar cash payments to Visa under the same circumstances as described above for the 2024 Makewhole Agreement. As further described in Visa’s related Issuer Tender Offer Statement on Schedule TO and Prospectus, each dated April 13, 2026, publicly filed with the U. S. Securities and Exchange Commission, both the 2026 Makewhole Agreement and the related escrow fund and transfer restrictions on Visa’s Class B-2 common stock and the new Class B-3 common stock will terminate whenever the covered litigation is ultimately resolved, at which future date outstanding shares of Visa Class B-3 common stock will be convertible into shares of its Class A common stock at the then-applicable conversion ratio. The 2026 Makewhole Agreement also includes limited transfer restrictions, such that the Company may only transfer up to one-third of the shares of Visa Class C common stock received in the exchange within the first 45 days following the 2026 Exchange Offer acceptance date, and may only transfer up to two-thirds of the Class C common stock received within the first 90 days following the 2026 Exchange Offer acceptance date.

As a result of the exchange, the Company elected the measurement alternative approach for its Visa Class C common stock and marked the stock to fair value, recording a gain based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock. During the second quarter of 2026, the Company sold 103 thousand shares of Visa Class A common stock at an average price of $333.11, resulting in proceeds of $34.5 million. During the third quarter of 2026, the Company sold 207 thousand Visa Class A shares at an average price of $358.14, resulting in proceeds of $74.1 million. As of September 30, 2026, the Company has sold all of the Visa Class C shares it received from the 2026 Exchange Offer. Additionally, because the Company elected the measurement alternative approach for its Visa Class B-3 common stock, these shares will continue to be carried at cost ($0) unless there are observable price changes in orderly transactions for identical or similar investments of the same issuer for the Visa Class B-3 shares held by the Company.

Changes in equity investments with no readily determinable fair value for each period were as follows:

	Three Months Ended September 30	Nine Months Ended September 30
(In thousands)	2026	2026
Balance at beginning of period	$81,529	$9,803
Additions	94	1,444
Observable upward price adjustments	3,105	117,365
Observable downward price adjustments	—	—
Impairment charges	—	—
Sales of securities and other activity	(74,096)	(117,980)
Balance at end of period	$10,632	$10,632

Available for sale debt securities portfolio
The majority of the Company’s investment portfolio is comprised of available for sale debt securities, which are carried at fair value with changes in fair value reported in accumulated other comprehensive income (AOCI). A summary of the available for sale debt securities by maturity groupings as of September 30, 2026 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, and Government National Mortgage Association (GNMA), in addition to non-agency mortgage-backed securities, which have no guarantee but are collateralized by commercial and residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$422,126	$420,862
After 1 but within 5 years	2,084,104	2,023,291
After 5 but within 10 years	801,580	757,303
After 10 years	205,040	188,614
Total U.S. government and federal agency obligations	3,512,850	3,390,070
Government-sponsored enterprise obligations:
After 1 but within 5 years	3,810	3,508
After 5 but within 10 years	30,799	24,715
After 10 years	19,821	12,782
Total government-sponsored enterprise obligations	54,430	41,005
State and municipal obligations:
Within 1 year	61,002	60,133
After 1 but within 5 years	422,293	392,190
After 5 but within 10 years	85,845	71,729
After 10 years	100,756	81,112
Total state and municipal obligations	669,896	605,164
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,975,054	2,394,468
Non-agency mortgage-backed securities	334,136	297,823
Asset-backed securities	1,065,001	1,044,912
Total mortgage and asset-backed securities	4,374,191	3,737,203
Other debt securities:
Within 1 year	16,437	16,153
After 1 but within 5 years	52,866	47,918
After 5 but within 10 years	71,871	68,127
After 10 years	23,414	22,927
Total other debt securities	164,588	155,125
Total available for sale debt securities	$8,775,955	$7,928,567

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

At September 30, 2026, the fair value of securities on this watch list was $1.3 billion compared to $896.7 million at December 31, 2025. Almost all of the securities included on the Company's watch list in the current quarter were experiencing unrealized loss positions due to the increase in interest rates since their purchase and were analyzed outside of the cash flow model. At September 30, 2026, the securities on the Company's watch list that were not deemed to be solely related to increasing interest rates were securities backed by government-guaranteed student loans and are expected to perform as contractually required. As of September 30, 2026, the Company did not identify any securities for which a credit loss exists, and for the nine months ended September 30, 2026 and 2025, the Company did not recognize a credit loss expense on any available for sale debt securities.

The table below summarizes debt securities available for sale in an unrealized loss position, aggregated by length of loss period, for which an allowance for credit losses has not been recorded at September 30, 2026 and December 31, 2025. Unrealized losses on these available for sale securities have not been recognized into income because after review, the securities were deemed not to be impaired. The unrealized losses on these securities are primarily attributable to changes in interest rates and current market conditions. At September 30, 2026, the Company does not intend to sell the securities, nor is it anticipated that it would be required to sell any of these securities at a loss.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
U.S. government and federal agency obligations	$3,198,340	$116,950	$117,436	$5,932	$3,315,776	$122,882
Government-sponsored enterprise obligations	—	—	41,005	13,425	41,005	13,425
State and municipal obligations	23,522	521	573,570	64,224	597,092	64,745
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,575	188	2,324,312	581,955	2,327,887	582,143
Non-agency mortgage-backed securities	11,060	152	284,870	36,176	295,930	36,328
Asset-backed securities	591,683	6,113	371,814	14,167	963,497	20,280
Total mortgage and asset-backed securities	606,318	6,453	2,980,996	632,298	3,587,314	638,751
Other debt securities	70,331	2,332	84,794	7,131	155,125	9,463
Total	$3,898,511	$126,256	$3,797,801	$723,010	$7,696,312	$849,266
December 31, 2025
U.S. government and federal agency obligations	$612,167	$2,620	$314,006	$8,244	$926,173	$10,864
Government-sponsored enterprise obligations	—	—	44,712	10,239	44,712	10,239
State and municipal obligations	12,157	18	636,492	50,323	648,649	50,341
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,437	30	3,148,627	565,056	3,151,064	565,086
Non-agency mortgage-backed securities	—	—	421,508	31,942	421,508	31,942
Asset-backed securities	32,875	36	546,984	16,925	579,859	16,961
Total mortgage and asset-backed securities	35,312	66	4,117,119	613,923	4,152,431	613,989
Other debt securities	—	—	110,038	6,661	110,038	6,661
Total	$659,636	$2,704	$5,222,367	$689,390	$5,882,003	$692,094

The entire available for sale debt portfolio included $7.7 billion of securities that were in a loss position at September 30, 2026, compared to $5.9 billion at December 31, 2025. The total amount of unrealized loss on these securities was $849.3 million at September 30, 2026, an increase of $157.2 million compared to the unrealized loss at December 31, 2025.  Securities with significant unrealized losses are discussed in the "Allowance for credit losses on available for sale debt securities" section above.

For debt securities classified as available for sale, the following table shows the amortized cost, fair value, and allowance for credit losses of securities available for sale at September 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses (pre-tax) in AOCI, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
U.S. government and federal agency obligations	$3,512,850	$102	$(122,882)	$—	$3,390,070
Government-sponsored enterprise obligations	54,430	—	(13,425)	—	41,005
State and municipal obligations	669,896	13	(64,745)	—	605,164
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,975,054	1,557	(582,143)	—	2,394,468
Non-agency mortgage-backed securities	334,136	15	(36,328)	—	297,823
Asset-backed securities	1,065,001	191	(20,280)	—	1,044,912
Total mortgage and asset-backed securities	4,374,191	1,763	(638,751)	—	3,737,203
Other debt securities	164,588	—	(9,463)	—	155,125
Total	$8,775,955	$1,878	$(849,266)	$—	$7,928,567
December 31, 2025
U.S. government and federal agency obligations	$3,257,561	$32,403	$(10,864)	$—	$3,279,100
Government-sponsored enterprise obligations	54,951	—	(10,239)	—	44,712
State and municipal obligations	715,037	37	(50,341)	—	664,733
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,786,811	1,380	(565,086)	—	3,223,105
Non-agency mortgage-backed securities	467,200	430	(31,942)	—	435,688
Asset-backed securities	1,269,503	9,503	(16,961)	—	1,262,045
Total mortgage and asset-backed securities	5,523,514	11,313	(613,989)	—	4,920,838
Other debt securities	191,215	1,576	(6,661)	—	186,130
Total	$9,742,278	$45,329	$(692,094)	$—	$9,095,513

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2026	2025
Proceeds from sales of securities:
Available for sale debt securities	$827,700	$36,065
Equity securities	108,556	—
Other investments	34,110	10,563
Total proceeds	$970,366	$46,628

Investment securities gains (losses), net:
Available for sale debt securities:
Gains realized on sales	$—	$4
Losses realized on sales	(110,133)	(4,218)
Equity securities:
Gains (losses) on equity securities, net	117,396	1,666
Other:
Gains realized on sales	6,700	1,172
Losses realized on sales	(452)	(1,735)
Fair value adjustments, net	15,063	3,842
Total investment securities gains (losses), net	$28,574	$731

Net gains on investment securities for the nine months ended September 30, 2026 were mainly comprised of net gains of $117.4 million on equity investments and net gains in fair value of $15.1 million recorded on private equity investments. These gains were partially offset by net losses of $110.1 million on sales of available for sale securities. The majority of the net losses on sales of available for sale debt securities are related to the Company's available for sale debt portfolio rerepositioning, which is discussed further below.

Subsequent to the successful close of the 2026 Exchange Offer in May 2026, the Company approved and executed the repositioning of a portion of its available for sale debt securities portfolio during the second quarter of 2026 through the sale of securities with an amortized cost of $904.7 million. The securities that the Company sold had a yield of approximately 2.6%, which resulted in a loss of $97.7 million, and the Company reinvested $613.7 million of the proceeds into U.S. Treasury securities yielding approximately 4.3%.

Pledged securities
At September 30, 2026, securities totaling $5.8 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB, compared to $7.3 billion at December 31, 2025. Excluding obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of shareholders’ equity.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2026				December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$72,581	$(13,235)	$—	$59,346	$5,550	$(5,427)	$—	$123
Trade name	5,550	(832)	—	4,718	—	—	—	—
Customer relationships	65,500	(7,558)	—	57,942	—	—	—	—
Mortgage servicing rights	13,803	(4,322)	—	9,481	13,805	(4,217)	—	9,588
Total	$157,434	$(25,947)	$—	$131,487	$19,355	$(9,644)	$—	$9,711

Aggregate amortization expense on intangible assets was $5.7 million and $310 thousand for the three months ended September 30, 2026 and 2025, respectively, and was $17.1 million and $954 thousand for the nine months ended September 30, 2026 and 2025, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2026. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2026	$22,729
2027	20,858
2028	19,032
2029	17,248
2030	15,469

Changes in the carrying amount of goodwill and other intangible assets for the nine months ended September 30, 2026 are as follows:

(In thousands)	Goodwill	Easement	Core Deposit Premium	Trade Name	Customer Relationships	Mortgage Servicing Rights
Balance January 1, 2026	$146,539	$3,600	$123	$—	$—	$9,588
Acquisition	107,266	—	67,032	5,550	65,500	—
Originations, net of disposals	—	—	—	—	—	764
Amortization	—	—	(7,809)	(832)	(7,558)	(871)
Balance September 30, 2026	$253,805	$3,600	$59,346	$4,718	$57,942	$9,481

The Company added $107.3 million of goodwill related to the FineMark acquisition in the first quarter of 2026. The goodwill was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date and is subject to change as additional information becomes available during the measurement period. Goodwill related to the FineMark acquisition was allocated entirely to the Company's Wealth segment. Goodwill allocated to the Company’s operating segments at September 30, 2026 and December 31, 2025 is shown below.

(In thousands)	September 30, 2026	December 31, 2025
Retail banking segment	$70,721	$70,721
Commercial segment	75,072	75,072
Wealth segment	108,012	746
Total goodwill	$253,805	$146,539

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2026, that net liability was $4.3 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $735.1 million at September 30, 2026.

The Company periodically enters into credit risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2026, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 1 to 11 years. At September 30, 2026, the fair value of the Company's guarantee liabilities for RPAs was $4 thousand, and the notional amount of the underlying swaps was $215.3 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

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

The following table provides the components of lease income.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands)	2026	2025	2026	2025
Direct financing and sales-type leases	$10,465	$10,114	$30,706	$29,809
Operating leases	5,168	4,842	15,237	13,327
Total lease income	$15,633	$14,956	$45,943	$43,136

8. Pension
The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2026	2025	2026	2025
Service cost	$144	$139	$433	$410
Interest cost on projected benefit obligation	968	1,094	2,910	3,241
Expected return on plan assets	(994)	(994)	(2,944)	(2,954)
Amortization of unrecognized net loss (gain)	67	44	344	502
Net periodic pension cost	$185	$283	$743	$1,199

All benefits accrued under the Company’s defined benefit pension plan have been frozen since January 1, 2011. During the first nine months of 2026, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2026	2025	2026	2025
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$154,990	$141,518	$456,403	$425,589
Less income allocated to nonvested restricted stock awards	1,354	1,338	4,073	4,058
Net income allocated to common stock	$153,636	$140,180	$452,330	$421,531
Weighted average common shares outstanding	142,041	138,955	144,000	139,196
Basic income per common share	$1.08	$1.01	$3.14	$3.03
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$154,990	$141,518	$456,403	$425,589
Less income allocated to nonvested restricted stock awards	1,352	1,337	4,070	4,055
Net income allocated to common stock	$153,638	$140,181	$452,333	$421,534
Weighted average common shares outstanding	142,041	138,955	144,000	139,196
Net effect of assumed exercise of stock appreciation rights and restricted stock units - based on the treasury stock method using the average market price for the respective periods	179	131	115	143
Weighted average diluted common shares outstanding	142,220	139,086	144,115	139,339
Diluted income per common share	$1.08	$1.01	$3.14	$3.03

Unexercised stock appreciation rights of 239 thousand and 249 thousand for the three months ended September 30, 2026 and 2025, respectively, and 302 thousand and 242 thousand for the nine months ended September 30, 2026 and 2025, respectively, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive. Nonvested time-vested restricted stock units of 2 thousand for the three months ended September 30, 2026, and 33 thousand for the nine months ended September 30, 2026, were excluded from the computation of diluted income per common share because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities (1)	Pension Loss	Unrealized Gains (Losses) on Cash Flow Hedge Derivatives (2)	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 1, 2026	$(485,071)	$(9,623)	$(12,996)	$(507,690)
Other comprehensive income (loss) before reclassifications to current earnings	(310,755)	—	(30,484)	(341,239)
Amounts reclassified to current earnings from accumulated other comprehensive income	110,133	344	2,405	112,882
Current period other comprehensive income (loss), before tax	(200,622)	344	(28,079)	(228,357)
Income tax (expense) benefit	50,155	(86)	7,020	57,089
Current period other comprehensive income (loss), net of tax	(150,467)	258	(21,059)	(171,268)
Balance September 30, 2026	$(635,538)	$(9,365)	$(34,055)	$(678,958)
Balance January 1, 2025	$(742,926)	$(12,059)	$(3,926)	$(758,911)
Other comprehensive income (loss) before reclassifications to current earnings	297,859	—	4,833	302,692
Amounts reclassified to current earnings from accumulated other comprehensive income	4,214	502	(7,082)	(2,366)
Current period other comprehensive income (loss), before tax	302,073	502	(2,249)	300,326
Income tax (expense) benefit	(75,518)	(125)	562	(75,081)
Current period other comprehensive income (loss), net of tax	226,555	377	(1,687)	225,245
Balance September 30, 2025	$(516,371)	$(11,682)	$(5,613)	$(533,666)
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

(In thousands)	Retail Banking	Commercial	Wealth	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2026
Net interest income	$122,192	$133,425	$47,721	$5,539	$308,877
Provision for credit losses	(8,814)	(672)	(1,120)	581	(10,025)
Non-interest income	25,649	73,119	85,790	908	185,466
Investment securities gains (losses), net	—	—	—	4,097	4,097
Non-interest expense	(88,657)	(111,776)	(59,218)	(26,280)	(285,931)
Income before income taxes	$50,370	$94,096	$73,173	$(15,155)	$202,484
Nine Months Ended September 30, 2026
Net interest income	$368,969	$398,426	$144,117	$12,290	$923,802
Provision for credit losses	(27,324)	(6,631)	(1,118)	5,357	(29,716)
Non-interest income	75,396	215,505	247,614	6,630	545,145
Investment securities gains (losses), net	—	—	—	28,574	28,574
Non-interest expense	(263,873)	(349,221)	(184,392)	(76,639)	(874,125)
Income before income taxes	$153,168	$258,079	$206,221	$(23,788)	$593,680
Three Months Ended September 30, 2025
Net interest income	$126,606	$132,574	$22,534	$(2,257)	$279,457
Provision for loan losses	(9,422)	(908)	1	(9,732)	(20,061)
Non-interest income	25,365	66,408	68,099	1,639	161,511
Investment securities gains (losses), net	—	—	—	7,885	7,885
Non-interest expense	(84,886)	(107,168)	(42,189)	(9,775)	(244,018)
Income before income taxes	$57,663	$90,906	$48,445	$(12,240)	$184,774
Nine Months Ended September 30, 2025
Net interest income	$378,958	$393,453	$67,729	$(11,434)	$828,706
Provision for credit losses	(29,241)	(1,548)	(17)	(9,339)	(40,145)
Non-interest income	73,055	211,388	195,985	5,645	486,073
Investment securities gains (losses), net	—	—	—	731	731
Non-interest expense	(250,966)	(319,195)	(124,130)	(32,540)	(726,831)
Income before income taxes	$171,806	$284,098	$139,567	$(46,937)	$548,534

Non-interest expense for the Retail Banking, Commercial, and Wealth segments above is primarily comprised of salaries, incentives, benefits, and allocated overhead costs for service and support. Non-interest expense for the segments also includes expense for data processing and software, occupancy, and professional and other services.

The information presented above was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting procedures and methods, which have been developed to reflect the underlying economics of the businesses. The methodologies are applied in connection with funds transfer pricing and assignment of overhead costs among segments. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided by) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics.

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

(In thousands)	September 30, 2026	December 31, 2025
Interest rate swaps	$2,287,487	$1,968,679
Interest rate floors	2,500,000	2,000,000
Interest rate caps	218,700	105,770
Credit risk participation agreements	391,893	474,951
Foreign exchange contracts	29,962	29,451
Mortgage loan commitments	4,975	6,297
Mortgage loan forward sale contracts	1,063	1,794
Forward TBA contracts	5,000	7,000
Total notional amount	$5,439,080	$4,593,942

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

As of September 30, 2026, the Company held five interest rate floors indexed to 1-month SOFR to hedge the risk of declining interest rates on certain floating rate commercial loans. The floors have a combined notional value of $2.5 billion. Each of the five interest rate floors has a six-year term and a notional amount of $500.0 million. In the event that the index rate falls below zero, the maximum rate that the Company can earn on the notional amount of each floor is limited to the strike rate. Information about the floors is provided in the table below.

Strike Rate	Effective Date	Maturity Date
3.50%	July 1, 2024	July 1, 2030
3.25%	November 1, 2024	November 1, 2030
3.00%	March 1, 2025	March 1, 2031
2.75%	July 1, 2025	July 1, 2031
3.00%	October 1, 2026	October 1, 2032

The premium paid for the floors totaled $102.2 million, including $11.9 million during the nine months ended September 30, 2026. At September 30, 2026, the maximum length of time over which the Company is hedging its exposure to lower rates is approximately 6.0 years. These interest rate floors qualified and were designated as cash flow hedges and were assessed for effectiveness using regression analysis. The change in the fair value of these interest rate floors is recorded in AOCI, net of the amortization of the premiums paid, which are recorded against interest and fees on loans in the consolidated statements of income. As of September 30, 2026, net deferred losses on the interest rate floors totaled $46.7 million (pre-tax) and were recorded in AOCI in the consolidated balance sheet. As of September 30, 2026, it is expected that $14.1 million (pre-tax) interest rate floor premium amortization will be reclassified from AOCI into earnings over the next 12 months for the outstanding interest rate floors.

During the year ended December 31, 2020, the Company monetized three interest rate floors that were previously classified as cash flow hedges with a combined notional balance of $1.5 billion and an asset fair value of $163.2 million. As of September 30, 2026, the total realized gains on the monetized cash flow hedges remaining in AOCI were $1.3 million (pre-tax), which will be reclassified into interest income over the next 3 months. The estimated amount of net gains related to the cash flow hedges remaining in AOCI at September 30, 2026 that is expected to be reclassified into income within the next 12 months is $1.3 million.

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

	Asset Derivatives		Liability Derivatives
	Sept. 30, 2026	Dec. 31, 2025	Sept. 30, 2026	Dec. 31, 2025
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate floors	$13,970	$32,524	$—	$—
Total derivatives designated as hedging instruments	$13,970	$32,524	$—	$—
Derivative instruments not designated as hedging instruments:
Interest rate swaps	$27,743	$18,294	$(27,743)	$(18,294)
Interest rate caps	1,271	2	(1,264)	(2)
Credit risk participation agreements	11	56	(4)	(77)
Foreign exchange contracts	433	396	(291)	(401)
Mortgage loan commitments	27	133	(18)	—
Mortgage loan forward sale contracts	—	15	(38)	—
Forward TBA contracts	108	1	—	(21)
Total derivatives not designated as hedging instruments	$29,593	$18,897	$(29,358)	$(18,795)
Total	$43,563	$51,421	$(29,358)	$(18,795)

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

	Amount of Gain or (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income

(In thousands)	Total	Included Component	Excluded Component		Total	Included Component	Excluded Component
For the Three Months Ended September 30, 2026
Derivatives in cash flow hedging relationships:
Interest rate floors	$(13,502)	$—	$(13,502)	Interest and fees on loans	$(1,921)	$1,722	$(3,643)
Total	$(13,502)	$—	$(13,502)	Total	$(1,921)	$1,722	$(3,643)
For the Nine Months Ended September 30, 2026
Derivatives in cash flow hedging relationships:
Interest rate floors	$(30,484)	$(3,915)	$(26,569)	Interest and fees on loans	$(2,404)	$8,912	$(11,316)
Total	$(30,484)	$(3,915)	$(26,569)	Total	$(2,404)	$8,912	$(11,316)
For the Three Months Ended September 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$(10,548)	$(346)	$(10,202)	Interest and fees on loans	$2,177	$6,433	$(4,256)
Total	$(10,548)	$(346)	$(10,202)	Total	$2,177	$6,433	$(4,256)
For the Nine Months Ended September 30, 2025
Derivatives in cash flow hedging relationships:
Interest rate floors	$4,833	$5,688	$(855)	Interest and fees on loans	$7,082	$19,712	$(12,630)
Total	$4,833	$5,688	$(855)	Total	$7,082	$19,712	$(12,630)

The gain and loss recognized through various derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Consolidated Statements of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2026	2025	2026	2025
Derivatives and hedged instruments in fair value hedging relationships:
Interest rate swaps and hedged loans	Interest and fees on loans	$1	$—	$(5)	$—
Total		$1	$—	$(5)	$—
Derivative instruments:
Interest rate swaps	Other non-interest income	$1,137	$393	$2,674	$1,140
Interest rate caps	Other non-interest income	5	—	45	—
Credit risk participation agreements	Other non-interest income	14	(39)	(360)	139
Foreign exchange contracts	Other non-interest income	—	162	147	(54)
Mortgage loan commitments	Loan fees and sales	(125)	(146)	(124)	49
Mortgage loan forward sale contracts	Loan fees and sales	(43)	—	(53)	(11)
Forward TBA contracts	Loan fees and sales	224	(69)	224	(169)
Total		$1,212	$301	$2,553	$1,094

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Collateral Received/ Pledged	Net Amount
September 30, 2026
Assets:
Derivatives subject to master netting agreements	$43,383	$—	$43,383	$(571)	$(40,653)	$2,159
Derivatives not subject to master netting agreements	180	—	180
Total derivatives	$43,563	$—	$43,563
Liabilities:
Derivatives subject to master netting agreements	$29,129	$—	$29,129	$(571)	$—	$28,558
Derivatives not subject to master netting agreements	229	—	229
Total derivatives	$29,358	$—	$29,358
December 31, 2025
Assets:
Derivatives subject to master netting agreements	$51,217	$—	$51,217	$(10,642)	$(29,609)	$10,966
Derivatives not subject to master netting agreements	204	—	204
Total derivatives	$51,421	$—	$51,421
Liabilities:
Derivatives subject to master netting agreements	$18,400	$—	$18,400	$(10,642)	$—	$7,758
Derivatives not subject to master netting agreements	395	—	395
Total derivatives	$18,795	$—	$18,795

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Unsecured Amount
September 30, 2026
Total resale agreements, subject to master netting arrangements	$1,150,000	$—	$1,150,000	$—	$(1,150,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,051,148	—	2,051,148	—	(2,051,148)	—
December 31, 2025
Total resale agreements, subject to master netting arrangements	$850,000	$—	$850,000	$—	$(850,000)	$—
Total repurchase agreements, subject to master netting arrangements	2,861,016	—	2,861,016	—	(2,861,016)	—
The table below shows the remaining contractual maturities of repurchase agreements outstanding at September 30, 2026 and December 31, 2025, in addition to the various types of marketable securities that have been pledged by the Company as collateral for these borrowings.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and continuous	Up to 90 days	Greater than 90 days	Total
September 30, 2026
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$700,599	$—	$—	$700,599
Government-sponsored enterprise obligations	9,668	—	—	9,668
Agency mortgage-backed securities	818,705	4,000	21,750	844,455
Non-agency mortgage-backed securities	38,170	—	—	38,170
Asset-backed securities	312,678	21,474	20,392	354,544
Other debt securities	103,712	—	—	103,712
Total repurchase agreements, gross amount recognized	$1,983,532	$25,474	$42,142	$2,051,148
December 31, 2025
Repurchase agreements, secured by:
U.S. government and federal agency obligations	$503,061	$—	$—	$503,061
Government-sponsored enterprise obligations	10,539	—	—	10,539
Agency mortgage-backed securities	1,647,928	4,600	26,750	1,679,278
Non-agency mortgage-backed securities	21,970	—	—	21,970
Asset-backed securities	453,827	29,656	21,226	504,709
Other debt securities	141,459	—	—	141,459
Total repurchase agreements, gross amount recognized	$2,778,784	$34,256	$47,976	$2,861,016

14. Stock-Based Compensation
In accordance with the requirements of ASC 718-10-30-3 and 35-2, the Company measures the cost of stock-based compensation based on the grant-date fair value of the award, recognizing the cost over the requisite service period, which is generally the vesting period.

Beginning February 2026, the Company issued stock-based compensation in the form of time-vested restricted stock units (RSUs) and performance-vested restricted stock units (PSUs). The fair value of a PSU is estimated using a Monte Carlo simulation analysis while the fair value of an RSU is the common stock (CBSH) market price. Compensation expense for PSUs is recognized over the requisite service period based on the probable outcome of the performance conditions. RSUs and PSUs accrue forfeitable dividend equivalents which are paid in cash upon vesting. Dividend equivalents are included in compensation expense over the requisite service period. Prior to February 1, 2026, the Company issued stock-based compensation in the form of nonvested restricted stock awards and stock appreciation rights (SARs). The fair value of stock appreciation rights is estimated using the Black-Scholes option-pricing model while the fair value of a nonvested restricted stock award is the common stock (CBSH) market price. The expense recognized for stock-based compensation is included in salaries and employee benefits expense in the accompanying consolidated statements of income. The Company recognizes forfeitures as a reduction to expense only when they have occurred.

Historically, most of the awards have been issued during the first quarter of each year. Total stock-based compensation expense charged against income was $7.3 million and $4.4 million in the three months ended September 30, 2026 and 2025, and $20.1 million and $12.9 million in the nine months ended September 30, 2026 and 2025, respectively.

Restricted Stock Awards
Nonvested restricted stock awards granted generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2026, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	1,305,978	$55.11
Granted	206,153	53.81
Vested	(244,091)	56.35
Forfeited	(26,950)	53.54
Nonvested at September 30, 2026	1,241,090	$54.68

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

The fair value of RSUs are based on the closing common stock (CBSH) market price on the date of grant. To measure the probability distribution of performance of the market condition, the fair value of PSUs is estimated based on a Monte Carlo simulation analysis. The Company engages a third-party valuation expert to perform the Monte Carlo simulation, and the assumptions used are shown in the table below.

A summary of the Company's time-vested restricted stock units and performance-vested restricted stock units as of September 30, 2026, and changes during the nine month period ended, is presented below.

	Time-Vested Restricted Stock Units		Performance-Vested Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	—	$—	—	$—
Granted	403,033	53.85	95,266	52.68
Vested	(85)	51.74	—	—
Forfeited	(3,133)	51.17	—	—
Nonvested at September 30, 2026	399,815	$53.87	95,266	$52.68

The current year Monte Carlo assumptions are shown in the table below.

Fair value on valuation date	$52.68
Assumptions:
Dividend yield	—%
Historical volatility	25.7%
Risk-free interest rate	3.5%
Expected term	2.9 years

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

A summary of SAR activity during the first nine months of 2026 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	850,956	$47.99
Granted	—	—
Forfeited	(2,159)	54.48
Expired	(3,142)	53.75
Exercised	(122,206)	34.10
Outstanding at September 30, 2026	723,449	$50.29	4.6 years	$4,232

15. Revenue from Contracts with Customers
Accounting Standard Codification 606, Revenue from Contracts with Customers ("ASC 606"), requires revenue recognition for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the nine months ended September 30, 2026, approximately 63% of the Company’s total revenue was comprised of net interest income, which is not within the scope of this guidance. Of the remaining revenue, those items that were subject to this guidance mainly included fees for bank card, trust, deposit account services and consumer brokerage services.

The following table disaggregates revenue from contracts with customers by major product line.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2026	2025	2026	2025
Trust fees	$73,418	$58,412	$215,979	$170,575
Bank card transaction fees	49,182	45,551	142,888	137,506
Deposit account charges and other fees	29,651	27,427	87,488	80,297
Consumer brokerage services	6,345	6,698	17,651	16,866
Other non-interest income	16,466	10,659	44,295	43,867
Total non-interest income from contracts with customers	175,062	148,747	508,301	449,111
Other non-interest income (1)	10,404	12,764	36,844	36,962
Total non-interest income	$185,466	$161,511	$545,145	$486,073
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

The following table presents the opening and closing receivable balances for the nine month periods ended September 30, 2026 and 2025 for the Company’s significant revenue from contracts with customers.

(In thousands)	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Bank card transaction fees	$15,198	$16,878	$14,100	$17,754
Trust fees	5,791	2,424	2,174	2,165
Deposit account charges and other fees	8,169	8,414	7,693	7,897

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the September 30, 2026 and December 31, 2025 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2026 or the year ended December 31, 2025.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Assets:
Residential mortgage loans held for sale	$1,698	$—	$1,698	$—
Available for sale debt securities:
U.S. government and federal agency obligations	3,390,070	3,390,070	—	—
Government-sponsored enterprise obligations	41,005	—	41,005	—
State and municipal obligations	605,164	—	604,200	964
Agency mortgage-backed securities	2,394,468	—	2,394,468	—
Non-agency mortgage-backed securities	297,823	—	297,823	—
Asset-backed securities	1,044,912	—	1,044,912	—
Other debt securities	155,125	—	155,125	—
Trading debt securities	43,700	8,418	35,282	—
Equity securities	30,860	30,860	—	—
Private equity investments	177,148	—	—	177,148
Derivatives *	43,563	—	43,525	38
Assets held in trust for deferred compensation plan	23,474	23,474	—	—
Total assets	8,249,010	3,452,822	4,618,038	178,150
Liabilities:
Derivatives *	29,358	—	29,336	22
Liabilities held in trust for deferred compensation plan	23,474	23,474	—	—
Total liabilities	$52,832	$23,474	$29,336	$22
December 31, 2025
Assets:
Residential mortgage loans held for sale	$4,028	$—	$4,028	$—
Available for sale debt securities:
U.S. government and federal agency obligations	3,279,100	3,279,100	—	—
Government-sponsored enterprise obligations	44,712	—	44,712	—
State and municipal obligations	664,733	—	663,781	952
Agency mortgage-backed securities	3,223,105	—	3,223,105	—
Non-agency mortgage-backed securities	435,688	—	435,688	—
Asset-backed securities	1,262,045	—	1,262,045	—
Other debt securities	186,130	—	186,130	—
Trading debt securities	40,080	13,215	26,865	—
Equity securities	47,551	47,551	—	—
Private equity investments	184,343	—	—	184,343
Derivatives *	51,421	—	51,232	189
Assets held in trust for deferred compensation plan	23,276	23,276	—	—
Total assets	9,446,212	3,363,142	5,897,586	185,484
Liabilities:
Derivatives *	18,795	—	18,718	77
Liabilities held in trust for deferred compensation plan	23,276	23,276	—	—
Total liabilities	$42,071	$23,276	$18,718	$77
* The fair value of each class of derivative is shown in Note 12.

The changes in the Company's Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended September 30, 2026
Balance June 30, 2026	$965	$181,033	$181,998
Total gains (losses) realized/unrealized:
Included in earnings	—	8,124	8,124
Included in other comprehensive income *	(2)	—	(2)
Discount accretion	1	—	1
Purchases of private equity investments	—	418	418
Sale/pay down of private equity investments	—	(12,445)	(12,445)
Capitalized interest/dividends	—	18	18
Balance at September 30, 2026	$964	$177,148	$178,112
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2026	$—	$8,124	$8,124
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2026	$(2)	$—	$(2)
For the nine months ended September 30, 2026
Balance January 1, 2026	$952	$184,343	$185,295
Total gains (losses) realized/unrealized:
Included in earnings	—	15,063	15,063
Included in other comprehensive income *	10	—	10
Discount accretion	2	—	2
Purchases of private equity investments	—	7,233	7,233
Sale/pay down of private equity investments	—	(29,544)	(29,544)
Capitalized interest/dividends	—	53	53
Balance at September 30, 2026	$964	$177,148	$178,112
Total gains (losses) for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2026	$—	$12,088	$12,088
*Total gains (losses) for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2026	$10	$—	$10

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Total
For the three months ended September 30, 2025
Balance June 30, 2025	$950	$174,070	$175,020
Total gains (losses) realized/unrealized:
Included in earnings	—	7,953	7,953
Included in other comprehensive income *	10	—	10
Purchases of private equity investments	—	560	560
Sale/pay down of private equity investments	—	(1,096)	(1,096)
Capitalized interest/dividends	—	18	18
Balance at September 30, 2025	$960	$181,505	$182,465
Total gains (losses) for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2025	$—	$7,953	$7,953
*Total gains (losses) for the three months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2025	$10	$—	$10
For the nine months ended September 30, 2025
Balance January 1, 2025	$964	$184,386	$185,350
Total gains (losses) realized/unrealized:
Included in earnings	—	3,842	3,842
Included in other comprehensive income *	(6)	—	(6)
Discount accretion	2	—	2
Purchases of private equity investments	—	6,986	6,986
Sale/pay down of private equity investments	—	(13,761)	(13,761)
Capitalized interest/dividends	—	52	52
Balance at September 30, 2025	$960	$181,505	$182,465
Total gains (losses) for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2025	$—	$4,641	$4,641
*Total gains (losses) for the nine months included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2025	$(6)	$—	$(6)
* Included in "net unrealized gains (losses) on available for sale debt securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Company's Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Investment Securities Gains (Losses), Net
For the three months ended September 30, 2026
Total gains or losses included in earnings	$8,124
Change in unrealized gains or losses relating to assets still held at September 30, 2026	$8,124
For the nine months ended September 30, 2026
Total gains or losses included in earnings	$15,063
Change in unrealized gains or losses relating to assets still held at September 30, 2026	$12,088
For the three months ended September 30, 2025
Total gains or losses included in earnings	$7,953
Change in unrealized gains or losses relating to assets still held at September 30, 2025	$7,953
For the nine months ended September 30, 2025
Total gains or losses included in earnings	$3,842
Change in unrealized gains or losses relating to assets still held at September 30, 2025	$4,641

Level 3 Inputs
The Company's Level 3 measurements at September 30, 2026, which employ unobservable inputs that are readily quantifiable, pertain to investments in portfolio concerns held by the Company's private equity subsidiaries. Information about these inputs is presented in the table below.

Quantitative Information about Level 3 Fair Value Measurements						Weighted
	Valuation Technique	Unobservable Input	Range			Average*
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	6.5	5.2
* Unobservable inputs were weighted by the relative fair value of the instruments.

Instruments Measured at Fair Value on a Nonrecurring Basis
For assets measured at fair value on a nonrecurring basis during the first nine months of 2026 and 2025, and still held as of September 30, 2026 and 2025, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2026 and 2025.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2026
Collateral dependent loans	$8,877	$—	$—	$8,877	$(3,859)
Long-lived assets	703	—	—	703	(126)

September 30, 2025
Collateral dependent loans	$249	$—	$—	$249	$(435)
Long-lived assets	301	—	—	301	(99)

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows at September 30, 2026 and December 31, 2025:

	Carrying Amount	Estimated Fair Value at September 30, 2026
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$7,262,310	$—	$—	$7,122,953	$7,122,953
Real estate - construction and land	1,451,704	—	—	1,425,253	1,425,253
Real estate - business	4,227,627	—	—	4,124,329	4,124,329
Real estate - personal	4,335,991	—	—	4,034,771	4,034,771
Consumer	2,712,153	—	—	2,685,182	2,685,182
Revolving home equity	662,277	—	—	643,235	643,235
Consumer credit card	556,558	—	—	503,295	503,295
Overdrafts	3,321	—	—	3,193	3,193
Total loans	21,211,941	—	—	20,542,211	20,542,211
Loans held for sale	2,165	—	2,165	—	2,165
Investment securities	8,242,128	3,429,348	4,572,815	239,965	8,242,128
Federal funds sold	515	515	—	—	515
Securities purchased under agreements to resell	1,150,000	—	—	1,107,419	1,107,419
Interest earning deposits with banks	1,773,409	1,773,409	—	—	1,773,409
Cash and due from banks	624,151	624,151	—	—	624,151
Derivative instruments	43,563	—	43,525	38	43,563
Assets held in trust for deferred compensation plan	23,474	23,474	—	—	23,474
Total	$33,071,346	$5,850,897	$4,618,505	$21,889,633	$32,359,035
Financial Liabilities
Non-interest bearing deposits	$8,217,972	$8,217,972	$—	$—	$8,217,972
Savings, interest checking and money market deposits	16,741,629	16,741,629	—	—	16,741,629
Certificates of deposit	2,288,266	—	—	2,306,627	2,306,627
Federal funds purchased	644,955	644,955	—	—	644,955
Securities sold under agreements to repurchase	2,051,148	—	—	2,053,328	2,053,328
Other borrowings	16,032	12,470	3,562	—	16,032
Derivative instruments	29,358	—	29,336	22	29,358
Liabilities held in trust for deferred compensation plan	23,474	23,474	—	—	23,474
Total	$30,012,834	$25,640,500	$32,898	$4,359,977	$30,033,375

	Carrying Amount	Estimated Fair Value at December 31, 2025
(In thousands)		Level 1	Level 2	Level 3	Total
Financial Assets
Loans:
Business	$6,439,380	$—	$—	$6,367,754	$6,367,754
Real estate - construction and land	1,438,012	—	—	1,415,490	1,415,490
Real estate - business	3,674,567	—	—	3,628,499	3,628,499
Real estate - personal	3,053,435	—	—	2,815,384	2,815,384
Consumer	2,196,822	—	—	2,188,772	2,188,772
Revolving home equity	375,159	—	—	371,998	371,998
Consumer credit card	589,694	—	—	535,660	535,660
Overdrafts	4,194	—	—	4,045	4,045
Total loans	17,771,263	—	—	17,327,602	17,327,602
Loans held for sale	4,329	—	4,329	—	4,329
Investment securities	9,413,603	3,339,866	5,842,326	231,411	9,413,603
Securities purchased under agreements to resell	850,000	—	—	869,427	869,427
Interest earning deposits with banks	2,744,393	2,744,393	—	—	2,744,393
Cash and due from banks	803,239	803,239	—	—	803,239
Derivative instruments	51,421	—	51,232	189	51,421
Assets held in trust for deferred compensation plan	23,276	23,276	—	—	23,276
Total	$31,661,524	$6,910,774	$5,897,887	$18,428,629	$31,237,290
Financial Liabilities
Non-interest bearing deposits	$8,205,711	$8,205,711	$—	$—	$8,205,711
Savings, interest checking and money market deposits	15,047,406	15,047,406	—	—	15,047,406
Certificates of deposit	2,386,459	—	—	2,418,268	2,418,268
Federal funds purchased	128,625	128,625	—	—	128,625
Securities sold under agreements to repurchase	2,861,016	—	—	2,863,921	2,863,921
Other borrowings	12,739	12,739	—	—	12,739
Derivative instruments	18,795	—	18,718	77	18,795
Liabilities held in trust for deferred compensation plan	23,276	23,276	—	—	23,276
Total	$28,684,027	$23,417,757	$18,718	$5,282,266	$28,718,741

18. Legal and Regulatory Proceedings
The Company has various legal proceedings pending at September 30, 2026, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at early stages of the legal process. The Company records a loss accrual for all legal and regulatory matters for which it deems a loss is probable and can be reasonably estimated. Some matters, which are in the early stages, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2025 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be attained for any other period.

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

Forward-Looking Information
This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area; changes in policies by regulatory agencies; governmental legislation and regulation; fluctuations in interest rates; changes in liquidity requirements; demand for loans in the Company's market area; changes in accounting and tax principles; estimates made on income taxes; competition with other entities that offer financial services; cybersecurity threats; risks related to the merger with FineMark including, among others, (i) the Company's ability to promptly and effectively integrate the merger, (ii) diversion of management’s attention from ongoing business operations and opportunities, (iii) cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (iv) deposit attrition, customer or employee loss and/or revenue loss as a result of the merger, and (v) expenses related to the merger being greater than expected; and such other factors as discussed in Part I Item 1A - "Risk Factors" and Part II Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2025 Annual Report on Form 10-K and Part II, Item 1A. - "Risk Factors" in this report.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2026	2025		2026	2025
Per Share Data
Net income per common share — basic	$1.08	$1.01	*	$3.14	$3.03	*
Net income per common share — diluted	1.08	1.01	*	3.14	3.03	*
Cash dividends on common stock	.275	.262	*	.825	.786	*
Book value per common share				29.68	27.15	*
Market price				54.74	56.91	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	76.06%	70.61%		74.65%	70.08%
Non-interest bearing deposits to total deposits	29.65	29.64		29.08	29.51
Equity to loans (1)	20.97	21.03		21.19	20.23
Equity to deposits	15.95	14.85		15.82	14.18
Equity to total assets	12.62	11.67		12.47	11.21
Return on total assets	1.79	1.78		1.75	1.81
Return on equity	14.17	15.26		14.03	16.15
(Based on end-of-period data)
Non-interest income to revenue (2)	37.52	36.63		37.11	36.97
Efficiency ratio (3)	56.69	55.26		58.34	55.21
Tier I common risk-based capital ratio				16.69	17.46
Tier I risk-based capital ratio				16.69	17.46
Total risk-based capital ratio				17.47	18.26
Tangible common equity to tangible assets ratio (4)				11.06	11.27
Tier I leverage ratio				13.04	12.95
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

	September 30
(Dollars in thousands)	2026	2025
Total equity	$4,215,424	$3,793,047
Less non-controlling interest	26,842	21,382
Less goodwill	253,805	146,539
Less intangible assets*	125,606	3,750
Total tangible common equity (a)	$3,809,171	$3,621,376
Total assets	$34,823,384	$32,288,688
Less goodwill	253,805	146,539
Less intangible assets*	125,606	3,750
Total tangible assets (b)	$34,443,973	$32,138,399
Tangible common equity to tangible assets ratio (a)/(b)	11.06%	11.27%
* Intangible assets other than mortgage servicing rights.

Results of Operations
Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2026	2025	% change	2026	2025	% change
Net interest income (expense)	$308,877	$279,457	10.5%	$923,802	$828,706	11.5%
Provision for credit losses	(10,025)	(20,061)	(50.0)	(29,716)	(40,145)	(26.0)
Non-interest income	185,466	161,511	14.8	545,145	486,073	12.2
Investment securities gains (losses), net	4,097	7,885	(48.0)	28,574	731	N.M.
Non-interest expense	(285,931)	(244,018)	17.2	(874,125)	(726,831)	20.3
Income taxes	(44,408)	(41,152)	7.9	(131,064)	(120,516)	8.8
Non-controlling interest income (expense)	(3,086)	(2,104)	46.7	(6,213)	(2,429)	N.M.
Net income attributable to Commerce Bancshares, Inc.	$154,990	$141,518	9.5%	$456,403	$425,589	7.2%
N.M. - Not meaningful.

For the quarter ended September 30, 2026, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $155.0 million, an increase of $13.5 million, or 9.5%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.79%, the annualized return on average equity was 14.17%, and the efficiency ratio was 56.69%. Diluted earnings per common share was $1.08 per share in the current quarter, an increase of 6.9% compared to $1.01 per share in the third quarter of 2025, and decreased 1.8% compared to $1.10 per share in the previous quarter.

Compared to the third quarter of last year, net interest income increased $29.4 million, or 10.5%, mainly due to increases in interest income on loans and securities purchased under agreements to resell, partially offset by lower interest income on interest earning deposits at banks and higher interest expense. Interest income on loans and securities purchased under agreements to resell increased $32.1 million and $3.1 million, respectively, in the third quarter of 2026 as compared to the third quarter of 2025, while interest income on deposits at the Federal Reserve decreased $6.1 million during that period. Interest expense on deposits increased $3.6 million during the current quarter compared to the same quarter last year, while interest expense on borrowings decreased $4.4 million. The provision for credit losses decreased $10.0 million compared to the same quarter in the prior year. Non-interest income increased $24.0 million, or 14.8%, compared to the third quarter of 2025, mainly due to increases in trust and bank card fees of $15.0 million and $3.6 million, respectively. Net gains on investment securities totaled $4.1 million in the current quarter compared to net gains of $7.9 million in the same quarter of last year. Net securities gains in the current quarter primarily resulted from fair value adjustments on private equity investments, net gains on sales of private equity investments, and net gains on equity securities, offset by net losses on sales of available for sale debt securities. Non-interest expense increased $41.9 million, or 17.2%, over the third quarter of 2025, mainly due to higher salaries and benefits expense of $24.1 million, primarily a result of onboarding FineMark team members at the beginning of 2026. Data processing and software expense increased $5.3 million, and professional and other services expense increased $3.4 million. Additionally, other non-interest expense increased $5.7 million, mainly due to $5.4 million in intangible amortization expense related to the FineMark acquisition.

Net income for the first nine months of 2026 totaled $456.4 million, an increase of $30.8 million, or 7.2% from the same period last year. Diluted earnings per common share was $3.14, an increase of 3.6% compared to $3.03 per share in the same period last year. For the first nine months of 2026, the annualized return on average assets was 1.75%, the annualized return on average equity was 14.03%, and the efficiency ratio was 58.34%. Net interest income increased $95.1 million, or 11.5%, over the same period last year. This growth was largely due to an increase in interest income on loans of $97.3 million. Interest expense on deposits increased $10.9 million, while interest expense on borrowings decreased $9.6 million, over the same period last year. The provision for credit losses was $29.7 million for the first nine months of 2026, compared to a provision of $40.1 million in the same period last year. Non-interest income increased $59.1 million, or 12.2%, from the first nine months of last year, largely due to increases in trust fees, bank card fees and deposit account fees. Non-interest expense increased $147.3 million, or 20.3%, over the first nine months of last year, mainly due to higher salaries and benefits expense of $76.7 million, primarily a result of onboarding FineMark team members at the beginning of 2026. Professional and other services expense increased $15.7 million, partly due to acquisition-related legal and professional fees, while data processing and software expense increased $16.7 million. Additionally, other non-interest expense increased $28.4 million over the same period in the prior year, mainly due to a $12.0 million increase in litigation expense and $16.1 million in acquisition-related intangible amortization expense.

Net Interest Income
The following table summarizes the changes in net interest income on a fully taxable-equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2026 vs. 2025			Nine Months Ended September 30, 2026 vs. 2025
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable-equivalent basis:
Loans:
Business	$10,413	$(6,048)	$4,365	$28,061	$(17,923)	$10,138
Real estate - construction and land	1,378	(3,489)	(2,111)	6,687	(10,108)	(3,421)
Real estate - business	5,407	(3,163)	2,244	16,360	(6,619)	9,741
Real estate - personal	14,046	5,555	19,601	42,897	16,744	59,641
Consumer	7,975	(2,996)	4,979	18,621	(6,745)	11,876
Revolving home equity	5,860	(1,205)	4,655	15,290	(1,346)	13,944
Consumer credit card	(596)	(924)	(1,520)	(1,261)	(2,914)	(4,175)
Overdrafts	—	—	—	—	—	—
Total interest on loans	44,483	(12,270)	32,213	126,655	(28,911)	97,744
Loans held for sale	(9)	3	(6)	(3)	(14)	(17)
Investment securities:
U.S. government and federal agency obligations	8,209	(160)	8,049	22,185	42	22,227
Government-sponsored enterprise obligations	(3)	—	(3)	(9)	—	(9)
State and municipal obligations	(427)	26	(401)	(1,338)	160	(1,178)
Mortgage-backed securities	(5,151)	473	(4,678)	(11,426)	1,092	(10,334)
Asset-backed securities	(4,200)	360	(3,840)	(12,947)	1,459	(11,488)
Other securities	286	(52)	234	1,676	(3,176)	(1,500)
Total interest on investment securities	(1,286)	647	(639)	(1,859)	(423)	(2,282)
Federal funds sold	13	(4)	9	3	(12)	(9)
Securities purchased under agreements to resell	3,025	105	3,130	4,415	628	5,043
Interest earning deposits with banks	(2,015)	(4,037)	(6,052)	10,647	(14,475)	(3,828)
Total interest income	44,211	(15,556)	28,655	139,858	(43,207)	96,651
Interest expense:
Deposits:
Savings	2	54	56	6	122	128
Interest checking and money market	8,100	(1,224)	6,876	25,611	(7,292)	18,319
Certificates of deposit of less than $100,000	209	(1,026)	(817)	1,332	(3,578)	(2,246)
Certificates of deposit of $100,000 and over	(662)	(1,889)	(2,551)	881	(6,165)	(5,284)
Total interest on deposits	7,649	(4,085)	3,564	27,830	(16,913)	10,917
Federal funds purchased	504	(271)	233	1,961	(958)	1,003
Securities sold under agreements to repurchase	(2,007)	(2,615)	(4,622)	(2,849)	(8,580)	(11,429)
Other borrowings	(4)	(1)	(5)	1,008	(168)	840
Total interest expense	6,142	(6,972)	(830)	27,950	$(26,619)	$1,331
Net interest income, fully taxable-equivalent basis	$38,069	$(8,584)	$29,485	$111,908	$(16,588)	$95,320

Net interest income in the third quarter of 2026 was $308.9 million, an increase of $29.4 million over the third quarter of 2025. On a fully taxable-equivalent (FTE) basis, net interest income totaled $311.3 million in the third quarter of 2026, up $29.5 million over the same period last year and down $6.2 million from the previous quarter. The increase in net interest income compared to the third quarter of 2025 was mainly due to an increase in average loan balances in connection with the acquisition of FineMark on January 1, 2026. Accretion income on FineMark's loans resulting from purchase accounting adjustments totaled $5.0 million in the third quarter of 2026. Interest income earned on loans (FTE) increased over the same period in the prior year mainly due to higher average loan balances, partly offset by lower average rates earned. Total interest earned on investment securities (FTE) decreased due to lower average balances partly offset by higher average rates earned. The increase in deposit interest expense was due to higher average balances, partly offset by lower average rates paid, while interest expense on securities sold under agreements to repurchase decreased due to lower average balances and rates paid. The Company's net yield on earning assets (FTE) was 3.71% in the current quarter compared to 3.64% in the third quarter of 2025.

Total interest income (FTE) increased $28.7 million over the third quarter of 2025. Interest income on loans (FTE) was $297.8 million during the third quarter of 2026, an increase of $32.2 million, or 12.1%, over the same quarter last year. The increase in loan interest income over the same quarter of last year was primarily due to growth of $3.2 billion, or 18.2%, in average loan balances, partly offset by lower average rates earned, which declined 31 basis points. Most of the increase in interest income was due to the acquisition of FineMark, which added $2.7 billion in loan balances. The largest increase to interest income occurred in personal real estate loan interest, which grew $19.6 million due to a $1.3 billion, or 42.0%, increase in average balances coupled with a 51 basis point increase in the average rate earned. Consumer loan interest income increased $5.0 million due to a $492.8 million, or 22.8%, increase in average balances, partly offset by a decline of 45 basis points in the average rate earned. Revolving home equity loan interest income increased $4.7 million due to a $292.8 million, or 81.1%, increase in average balances, partly offset by a 73 basis point decline in the average rate earned. Business loan interest income grew $4.4 million due to higher average balances of $704.5 million, or 11.3%, partly offset by a 33 basis point decrease in the average rate earned. Business real estate loan interest income increased $2.2 million due to higher average balances of $362.4 million, or 9.8%, partly offset by a decrease of 31 basis points in the average rate earned. These increases in interest income were slightly offset by decreases in construction and land loan and consumer credit card loan interest income. Interest income on construction and land loans decreased $2.1 million due to a 95 basis point decrease in the average rate earned, partly offset by an increase in average balances of $74.2 million, or 5.3%. Consumer credit card loan interest income declined $1.5 million due to a 67 basis point decrease in the average rate earned and a $17.9 million, or 3.2% decrease in the average balance.

Interest income on investment securities (FTE) was $74.4 million during the third quarter of 2026, which was a decrease of $639 thousand from the same quarter last year. The largest decrease in interest income occurred in mortgage-backed and asset- backed securities, which declined $4.7 million and $3.8 million, respectively. A decrease of $1.0 billion, or 22.8%, in average balances led to the decline in interest income on mortgage-backed securities. Slightly offsetting this decrease, the Company recorded a $955 thousand adjustment to premium amortization at September 30, 2026, which increased interest income and reflected slower forward prepayment speed estimates on mortgage-backed securities. This adjustment exceeded the $314 thousand increase to interest income recorded in the same quarter of the prior year. Interest income earned on asset-backed securities declined due to a $451.6 million, or 30.8%, decrease in average balances. The decreases in interest income were partly offset by an increase in interest earned on U.S. government and federal agency obligations, which grew $8.0 million, driven by higher average balances of $802.2 million, or 29.8%. During the second quarter of 2026, the Company sold its U.S. Treasury inflation-protected securities portfolio (TIPS) as part of its available for sale debt securities portfolio repositioning. The average balance of the total investment portfolio (excluding unrealized fair value adjustments on available for sale debt securities) was $9.2 billion in the third quarter of 2026 and $10.0 billion in the third quarter of 2025.

Interest income on securities purchased under agreements to resell increased $3.1 million over the same quarter last year, mainly due to growth of $300.0 million in the average balance. These resale agreements were structured with floor spreads to protect against falling interest rates. Interest income on deposits at the Federal Reserve decreased $6.1 million due to declines of 71 basis points in the average rate earned and $179.6 million in the average balance.

The average fully taxable-equivalent yield on total interest earning assets was 4.83% in the third quarter of 2026, down from 4.86% in the third quarter of 2025.

Total interest expense decreased $830 thousand compared to the third quarter of 2025 due to a decrease of $4.4 million in interest expense on borrowings, partly offset by an increase of $3.6 million in interest expense on interest bearing deposits. The increase in deposit interest expense was primarily due to the acquisition of FineMark, which added $2.7 billion in interest bearing deposit balances. Compared to the same quarter last year, interest expense on interest checking and money market deposit balances increased $6.9 million due to growth of $1.7 billion, or 12.7%, in average balances. Interest expense on certificate of deposit accounts decreased $3.4 million due to a 48 basis point decline in average rates paid and a decrease of $60.8 million, or 2.5%, in average balances. The overall rate paid on total deposits decreased eight basis points from the same quarter last year. Interest expense on customer repurchase agreements decreased $4.6 million due to declines of 47 basis points in the average rate paid and $276.5 million, or 11.0%, in the average balance. The overall average rate incurred on all interest bearing liabilities was 1.73% and 1.87% in the third quarters of 2026 and 2025, respectively.

Total interest income (FTE) for the first nine months of 2026 increased $96.6 million over the same period last year mainly due to higher interest income on loans (FTE) and securities purchased under agreements to resell, slightly offset by lower interest income on deposit balances at the Federal Reserve and investment securities (FTE). Loan interest income (FTE) increased $97.7 million, or 12.5%, due to a $3.1 billion, or 17.8%, increase in average loan balances, partly offset by a decline of 28 basis points in the average rate earned. Most of the increase in interest income was due to loan balances acquired in the FineMark acquisition. Increases in interest income occurred in the personal real estate, revolving home equity, consumer, business, and business real estate loan categories, while decreases occurred in the consumer credit card and construction and land loan categories. Interest income on investment securities (FTE) decreased $2.3 million mainly due to decreases in average balances of asset-backed securities and mortgage-backed securities, partly offset by an increase in average balances of U.S. government and federal agency obligations. Interest earned on asset-backed securities decreased $11.5 million mainly due to a decline in average balances of $478.2 million, while interest earned on mortgage-backed securities decreased $10.3 million mainly due to lower average balances of $741.6 million. These decreases in interest income on investment securities were partly offset by increases in interest earned on U.S. government and federal agency securities of $22.2 million due to higher average balances of $716.5 million, or 27.2%. Higher interest income of $5.0 million was earned on securities purchased under agreements to resell, which saw growth in both average balances and rates earned. Interest income on balances at the Federal Reserve decreased $3.8 million due to a 74 basis point decline in the average rate earned, partly offset by a $319.9 million increase in the average balance invested.

Total interest expense for the first nine months of 2026 increased $1.3 million compared to the same period last year. Interest expense on deposits increased $10.9 million, due to a $2.0 billion increase in average balances, partly offset by a ten basis point decline in the average rate paid. Interest expense on borrowings decreased $9.6 million, due to lower interest expense on securities sold under agreements to repurchase of $11.4 million resulting from lower average rates paid and average balances. This decrease was slightly offset by higher interest expense on federal funds purchased of $1.0 million, mainly due to an increase in average balances, partly offset by lower average rates paid, while interest expense on other borrowings increased $840 thousand mainly due to higher average balances. The overall cost of total interest bearing liabilities decreased to 1.71% compared to 1.86% in the same period last year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear in the Average Balance Sheet- Average Rates and Yields tables at the end of this discussion.

Non-Interest Income

	Three Months Ended September 30				Nine Months Ended September 30
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	2026	2025	Amount	% change	2026	2025	Amount	% change
Trust fees	$73,418	$58,412	$15,006	25.7%	$215,979	$170,575	$45,404	26.6%
Bank card transaction fees	49,182	45,551	3,631	8.0	142,888	137,506	5,382	3.9
Deposit account charges and other fees	29,651	27,427	2,224	8.1	87,488	80,297	7,191	9.0
Consumer brokerage services	6,345	6,698	(353)	(5.3)	17,651	16,866	785	4.7
Capital market fees	4,034	5,138	(1,104)	(21.5)	15,039	16,425	(1,386)	(8.4)
Loan fees and sales	3,566	3,465	101	2.9	10,083	10,288	(205)	(2.0)
Other	19,270	14,820	4,450	30.0	56,017	54,116	1,901	3.5
Total non-interest income	$185,466	$161,511	$23,955	14.8%	$545,145	$486,073	$59,072	12.2%
Non-interest income as a % of total revenue*	37.5%	36.6%			37.1%	37.0%
* Total revenue includes net interest income and non-interest income.

The table below is a summary of net bank card transaction fees for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in thousands)	2026	2025	$ change	% change	2026	2025	$ change	% change
Net debit card fees	$11,005	$11,270	$(265)	(2.4)%	$32,786	$32,818	$(32)	(.1)%
Net credit card fees	3,708	3,621	87	2.4	11,189	10,471	718	6.9
Net merchant fees	5,811	5,570	241	4.3	17,540	17,271	269	1.6
Net corporate card fees	28,658	25,090	3,568	14.2	81,373	76,946	4,427	5.8
Total bank card transaction fees	$49,182	$45,551	$3,631	8.0%	$142,888	$137,506	$5,382	3.9%

For the third quarter of 2026, total non-interest income amounted to $185.5 million compared to $161.5 million in the same quarter last year, which was an increase of $24.0 million, or 14.8%. The increase was mainly due to higher trust fees and bank card transaction fees and other non-interest income. Trust fees increased $15.0 million, or 25.7%, mainly due to growth of $15.2 million in private client trust fees. Bank card transaction fees for the current quarter increased $3.6 million, or 8.0%, over the same period last year, mainly due to growth in net corporate card and net merchant fees. Net corporate card fees increased $3.6 million compared to the same period last year primarily due to higher interchange fees, partly offset by higher rewards expense. Net merchant fees increased $241 thousand, while net debit card fees declined $265 thousand. Compared to the third quarter of last year, deposit account fees increased $2.2 million, or 8.1%, mainly due to higher corporate cash management fees of $2.0 million. Consumer brokerage service fees decreased $353 thousand, or 5.3%, mainly due to lower life insurance income, partly offset by higher advisory fees. Capital market fees decreased $1.1 million, or 21.5%, mainly due to lower trading securities income, partly offset by higher underwriting income. Other non-interest income increased $4.5 million, or 30.0%, mainly due to a $2.8 million increase in gains on the sales of assets and higher cash sweep commissions and interest rate swap fees of $881 thousand and $812 thousand, respectively.

Non-interest income for the first nine months of 2026 was $545.1 million compared to $486.1 million in the first nine months of 2025, which was an increase of $59.1 million, or 12.2%. The increase was mainly due to higher trust fees, deposit account fees and bank card fees. Trust fees increased $45.4 million, or 26.6%, mainly due to higher private client and institutional trust fees. Bank card transaction fees for the current year increased $5.4 million, or 3.9%, over the same period last year, mainly due to growth of $4.4 million in net corporate card fees and $718 thousand in net credit card fees. Deposit account fees increased $7.2 million, or 9.0%, mainly due to higher corporate cash management and overdraft and return item fees. Consumer brokerage service fees increased $785 thousand, or 4.7%, mainly due to higher advisory fees, partly offset by lower life insurance income. Capital market fees decreased $1.4 million, or 8.4%, mainly due to lower underwriting income, while loan fees and sales decreased $205 thousand, or 2.0%. Other non-interest income increased $1.9 million, or 3.5%, mainly due to higher cash sweep commissions of $3.3 million, invoice payment services fees of $1.5 million, bank-owned life insurance income of $1.2 million and swap fees of $1.1 million. These increases were partly offset by lower gains on the sales of assets of $2.8 million and tax credit sales fees of $1.4 million.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2026	2025	2026	2025
Net gains (losses) on sales of available for sale debt securities	$(12,447)	$—	$(110,133)	$(4,214)
Net gains (losses) on equity securities	3,119	(111)	117,396	1,666
Net gains (losses) on sales of private equity investments	5,301	43	6,248	(563)
Fair value adjustments on private equity investments	8,124	7,953	15,063	3,842
Total investment securities gains (losses), net	$4,097	$7,885	$28,574	$731

Net gains and losses on investment securities, which were recognized in earnings during the three months ended September 30, 2026 and 2025, are shown in the table above. Net securities gains of $4.1 million were reported in the third quarter of 2026, compared to net gains of $7.9 million in the same period last year. The net gains in the third quarter of 2026 were mainly comprised of net gains in fair value of $8.1 million recorded on private equity investments, net gains of $5.3 million on sales of private equity investments, and net gains of $3.1 million on equity securities, primarily related to gains recorded on the Company's shares of Visa, as described in Note 4, Investment Securities. These gains were largely offset by net losses of $12.4 million on sales of available for sale debt securities. During the third quarter of 2025, the net gains on investment securities were primarily comprised of net gains in fair value of $8.0 million recorded on private equity investments, partially offset by net losses of $111 thousand on equity securities.

Net gains on investment securities of $28.6 million were recognized in earnings for the nine months ended September 30, 2026, compared to net gains of $731 thousand for the same period in 2025. Net gains in the first nine months of 2026 were mainly comprised of net gains of $117.4 million on equity securities, mainly Visa common stock as described above, and net gains in fair value of $15.1 million recorded on private equity investments. These gains were partially offset by net losses of $110.1 million on sales of available for sale debt securities, most of which was related to the Company's available for sale debt securities portfolio repositioning during the second quarter of 2026. Net gains in the first nine months of 2025 were mainly comprised of net gains in fair value of $3.8 million recorded on private equity investments and net gains of $1.7 million on equity securities. These gains were largely offset by net losses of $4.2 million on sales of available for sale debt securities. The portion of private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in expense of $4.3 million during the first nine months of 2026 and expense of $656 thousand during the first nine months of 2025.

Non-Interest Expense

	Three Months Ended September 30				Nine Months Ended September 30
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	2026	2025	Amount	% change	2026	2025	Amount	% change
Salaries and employee benefits	$181,566	$157,461	$24,105	15.3%	$542,307	$465,564	$76,743	16.5%
Data processing and software	38,849	33,555	5,294	15.8	115,418	98,697	16,721	16.9
Professional and other services	14,645	11,284	3,361	29.8	49,943	34,283	15,660	45.7
Net occupancy	15,068	13,474	1,594	11.8	45,014	41,148	3,866	9.4
Marketing	6,824	6,670	154	2.3	20,194	18,487	1,707	9.2
Equipment	5,707	5,421	286	5.3	17,248	15,826	1,422	9.0
Supplies and communication	5,492	4,837	655	13.5	16,214	14,845	1,369	9.2
Deposit insurance	3,789	3,074	715	23.3	11,544	10,130	1,414	14.0
Other	13,991	8,242	5,749	69.8	56,243	27,851	28,392	101.9
Total non-interest expense	$285,931	$244,018	$41,913	17.2%	$874,125	$726,831	$147,294	20.3%

Non-interest expense for the third quarter of 2026 amounted to $285.9 million, an increase of $41.9 million, or 17.2%, compared to expense of $244.0 million in the third quarter of last year. The increase in expense over the same period last year was mainly due to higher salaries and employee benefits expense, data processing and software expense, professional and other services expense and intangible amortization expense. Salaries and employee benefits expense increased $24.1 million, or 15.3%, mainly due to the onboarding of FineMark's team members at the beginning of 2026. Acquisition-related salaries and benefits expense was $3.3 million in the current quarter. Full-time equivalent employees totaled 4,969 at September 30, 2026, compared to 4,666 at September 30, 2025. Additionally, healthcare expense increased $4.1 million over the same period in the prior year. Data processing and software expense increased $5.3 million, or 15.8%, mainly due to higher costs for service providers. Professional and other services expense, which increased $3.4 million, or 29.8%, included $1.2 million of acquisition-related legal and professional services expense in the current quarter. Net occupancy expense increased $1.6 million, or 11.8%, and equipment expense increased $286 thousand, or 5.3%, both mainly due to higher depreciation expense. Supplies and communication expense increased $655 thousand, or 13.5%, mainly due to higher data network expense, while deposit insurance expense increased $715 thousand, or 23.3%. Other non-interest expense increased $5.7 million, mainly due to intangible amortization expense of $5.3 million related to the FineMark acquisition and higher travel and entertainment expense of $973 thousand.

Non-interest expense amounted to $874.1 million for the first nine months of 2026, an increase of $147.3 million, or 20.3%, over the first nine months of 2025. Salaries and benefits expense increased $76.7 million, or 16.5%, mainly due to an accrual for retention bonuses, acquisition-related compensation payments and the onboarding of FineMark's team members. Salaries and benefits expense included acquisition-related costs of $13.6 million for the first nine months of 2026. Full-time salaries, incentive compensation, stock compensation and healthcare expense increased $38.4 million, $18.3 million, $7.2 million and $6.3 million, respectively, over the prior year. Data processing and software expense increased $16.7 million, or 16.9%, due to increased costs for service providers and software expense. Professional and other services expense increased $15.7 million, or 45.7%, and included $7.3 million in acquisition-related legal and professional fees. Occupancy expense increased $3.9 million, or 9.4%, and equipment expense increased $1.4 million, or 9.0%, both mainly due to higher depreciation expense. Marketing expense increased $1.7 million, or 9.2%, and deposit insurance expense increased $1.4 million, or 14.0%. Supplies and communication expense increased $1.4 million, or 9.2%, mainly due to higher supplies and data network expense. Other non-interest expense increased $28.4 million, mainly due to acquisition-related intangible amortization and other expense of $16.1 million and $2.4 million, respectively, as well as increases in litigation expense of $12.0 million and travel and entertainment expense of $2.2 million.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2026	June 30, 2026	Sept. 30, 2025	2026	2025
ALLOWANCE FOR CREDIT LOSSES ON LOANS
Balance at end of prior period	$195,375	$198,605	$165,260	$179,468	$162,742
Initial allowance for credit losses on purchased credit deteriorated loans at acquisition	—	—	—	2,958	—
Initial allowance for credit losses on purchased seasoned loans at acquisition	—	—	—	19,870	—
Provision for credit losses on loans	13,068	6,311	20,739	30,662	43,753
Net loan charge-offs (recoveries):
Commercial:
Business	763	224	826	1,228	1,304
Real estate-construction and land	—	—	—	—	24
Real estate-business	(7)	(7)	(23)	5,391	(71)
Commercial net loan charge-offs (recoveries)	756	217	803	6,619	1,257
Personal Banking:
Real estate-personal	139	203	269	344	376
Consumer	2,893	1,598	2,310	6,259	7,330
Revolving home equity	(1)	83	(1)	88	7
Consumer credit card	6,323	7,029	6,515	20,491	20,567
Overdrafts	493	411	432	1,317	1,287
Personal banking net loan charge-offs (recoveries)	9,847	9,324	9,525	28,499	29,567
Total net loan charge-offs (recoveries)	10,603	9,541	10,328	35,118	30,824
Balance at end of period	$197,840	$195,375	$175,671	$197,840	$175,671
LIABILITY FOR UNFUNDED LENDING COMMITMENTS
Balance at beginning of period	$20,119	$17,699	$16,005	$17,660	$18,935
Initial allowance for credit loss at acquisition	—	—	—	362	—
Provision for credit losses on unfunded lending commitments	(3,043)	2,420	(678)	(946)	(3,608)
Balance at end of period	17,076	20,119	15,327	17,076	15,327
ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LIABILITY FOR UNFUNDED LENDING COMMITMENTS	$214,916	$215,494	$190,998	$214,916	$190,998

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2026	June 30, 2026	Sept. 30, 2025	2026	2025
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.04%	.01%	.05%	.02%	.03%
Real estate-construction and land	—	—	—	—	—
Real estate-business	—	—	—	.18	—
Commercial net loan charge-offs (recoveries)	.02	.01	.03	.07	.01
Personal Banking:
Real estate-personal	.01	.02	.03	.01	.02
Consumer	.43	.26	.42	.33	.46
Revolving home equity	—	.05	—	.02	—
Consumer credit card	4.60	5.18	4.59	4.99	4.90
Overdrafts	30.33	22.61	24.36	25.30	27.79
Personal banking net loan charge-offs (recoveries)	.48	.47	.61	.47	.65
Total annualized net loan charge-offs (recoveries)	.20%	.19%	.23%	.23%	.24%
* as a percentage of average loans (excluding loans held for sale)

The following schedule provides a breakdown of the allowance for credit losses on loans (ACL) by loan class and the percentage of the allowance for credit losses to the related loan class at period end.

	Sept. 30, 2026		June 30, 2026		Dec. 31, 2025
(Dollars in thousands)	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category	Credit Loss Allowance Allocation	% of ACL to Loan Category
Business	$58,415.80%		$57,295.81%		$53,238.83%
RE — construction and land	31,378	2.16	30,322	2.03	29,053	2.02
RE — business	37,597.89		36,013.89		34,574.94
RE — personal	19,468.45		20,533.47		10,915.36
Consumer	14,949.55		15,288.60		15,624.71
Revolving home equity	3,388.51		3,517.54		1,738.46
Consumer credit card	32,518	5.84	32,277	5.75	34,178	5.80
Overdrafts	127	3.82	130.25		148	3.53
Total	$197,840.93%		$195,375.94%		$179,468	1.01%

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

Net loan charge-offs in the third quarter of 2026 amounted to $10.6 million, compared to $9.5 million in the prior quarter and $10.3 million in the third quarter of last year. Compared to the same period last year, net loan charge-offs in the third quarter of 2026 increased $275 thousand and increased $1.1 million from the previous quarter. The increase from the prior year was mainly driven by an increase of $583 thousand in consumer loan net charge-offs, partially offset by a decrease of $192 thousand in consumer credit card loan net charge-offs. The increase in net loan charge-offs for the three months ended September 30, 2026 from the previous quarter was driven by increases of $1.3 million and $539 thousand in net charge-offs on consumer and business loans, respectively, partially offset by a decrease of $706 thousand in net charge-offs on consumer credit card loans.

For the three months ended September 30, 2026, annualized net charge-offs on average consumer credit card loans were 4.60%, compared to 5.18% in the previous quarter and 4.59% in the same period last year. Consumer loan annualized net charge-offs in the current quarter amounted to .43%, compared to .26% in the prior quarter and .42% in the same period last year. In the third quarter of 2026, total annualized net charge-offs on loans were .20%, compared to .19% in the previous quarter and .23% in the same period last year.

For the nine months ended September 30, 2026 and September 30, 2025, total annualized net charge-offs on loans were .23% and .24%, respectively. Net charge-offs on loans were $35.1 million in the first nine months of 2026, an increase of $4.3 million over net charge-offs of $30.8 million in the first nine months of 2025. The increase in net charge-offs on loans during the first nine months of 2026 was mainly driven by higher net charge-offs of business real estate loans, which was partially offset by lower net charge-offs of consumer loans.

For the three months ended September 30, 2026, the provision for credit losses on loans was $13.1 million, which was an increase of $6.8 million from the provision recorded in the prior quarter. Compared to the same period in the prior year, the provision for credit losses on loans for the three months ended September 30, 2026 decreased $7.7 million. For the nine months ended September 30, 2026, the provision for credit losses on loans was $30.7 million, which was a $13.1 million decrease from the $43.8 million provision recorded in the same period last year. Changes in the provision are driven by changes in the estimate for the allowance for credit losses on loans.

The allowance for credit losses increased $2.5 million compared to prior quarter. The allowance for credit losses in the commercial portfolio increased $3.8 million primarily due to increases in the allowance on business loans and business real estate loans, mainly due to higher outstanding loan balances coupled with an increase in commercial substandard loans. The allowance for credit losses on the personal banking portfolio decreased $1.3 million primarily due to a decrease in the allowance on the personal real estate loans. The forecast utilized to estimate the allowance for credit losses on loans at September 30, 2026 assumes continued elevated levels of inflation with slight improvements in unemployment causing a slight decrease in the allowance that was offset by the factors described above.

At September 30, 2026, the allowance for credit losses increased $18.4 million compared to the allowance for credit losses on loans at December 31, 2025. The most significant driver of the increase in the allowance for credit losses is due to an increase in loan balances as a result of the acquisition of FineMark, as the initial allowance for FineMark loans acquired was $22.8 million. This increase was partially offset by a decrease in the allowance on the consumer and consumer credit card loan portfolios. The allowance as a percentage of outstanding loans decreased compared to December 31, 2025 due to the change in mix of loans caused by the acquisition which included more personal real estate loans that carry a lower allowance for credit losses than other classes. The allowance for credit losses on loans was $197.8 million at September 30, 2026 and was .93%, .94%, and 1.01% of total loans at September 30, 2026, June 30, 2026, and December 31, 2025, respectively.

In the current quarter, the provision for credit losses on unfunded lending commitments was a benefit of $3.0 million, compared to a benefit of $678 thousand for the three months ended September 30, 2025. At September 30, 2026, the liability for unfunded lending commitments was $17.1 million, compared to $17.7 million at December 31, 2025 and $15.3 million at September 30, 2025. At September 30, 2026, the liability for unfunded lending commitments remained largely consistent with the liability as of December 31, 2025. The Company's unfunded lending commitments primarily relate to construction loans, and the Company's estimate for credit losses in its unfunded lending commitments utilizes the same model and forecast as its estimate for credit losses on loans. See Note 3 for further discussion of the model inputs utilized in the Company's estimate of credit losses.

The Company considers the allowance for credit losses on loans and the liability for unfunded commitments adequate to cover losses expected in the loan portfolio, including unfunded commitments, at September 30, 2026.

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

(Dollars in thousands)	September 30, 2026	December 31, 2025
Non-accrual loans	$11,505	$15,750
Foreclosed real estate	1,401	1,218
Total non-performing assets	$12,906	$16,968
Non-performing assets as a percentage of total loans	.06%	.10%
Non-performing assets as a percentage of total assets	.04%	.05%
Total loans past due 90 days and still accruing interest	$26,409	$24,659

Non-accrual loans totaled $11.5 million at September 30, 2026, a decrease of $4.2 million from the balance at December 31, 2025. The decrease occurred mainly in business real estate non-accrual loans, which decreased $5.7 million. At September 30, 2026, non-accrual loans were comprised of business real estate (79.4%), personal real estate (18.0%), business (2.3%), and home equity (.3%) loans. Foreclosed real estate totaled $1.4 million at September 30, 2026, an increase of $183 thousand compared to December 31, 2025. Total loans past due 90 days or more and still accruing interest totaled $26.4 million as of September 30, 2026, an increase of $1.8 million from December 31, 2025. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $441.2 million at September 30, 2026 compared to $264.9 million at December 31, 2025, resulting in an increase of $176.3 million, or 66.6%.

(In thousands)	September 30, 2026	December 31, 2025
Potential problem loans:
Business	$201,433	$112,018
Real estate – construction and land	122,227	46,622
Real estate – business	115,777	106,163
Real estate – personal	1,779	91
Consumer	11	—
Total potential problem loans	$441,227	$264,894

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. At September 30, 2026, the Company held $154.1 million of loans that had been modified during the nine months ended September 30, 2026. These loans are further discussed in the "Modifications for borrowers experiencing financial difficulty" section in Note 3 to the consolidated financial statements.

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

Real Estate – Construction and Land Loans
The Company's portfolio of construction and land loans, as shown in the table below, amounted to 6.8% of total loans outstanding at September 30, 2026. The largest component of construction and land loans was commercial construction, which decreased $140.4 million during the nine months ended September 30, 2026. At September 30, 2026, multi-family residential construction loans totaled approximately $500.8 million, or 46.1%, of the commercial construction loan portfolio, compared to $553.1 million, or 45.1%, at December 31, 2025.

(Dollars in thousands)	September 30, 2026	% of Total	% of Total Loans	December 31, 2025	% of Total	% of Total Loans
Commercial construction	$1,085,946	74.8%	5.1%	$1,226,363	85.3%	6.9%
Residential construction	227,513	15.7	1.0	105,874	7.4	.6
Residential land and land development	76,205	5.2	.4	63,288	4.3	.4
Commercial land and land development	62,040	4.3	.3	42,487	3.0	.2
Total real estate - construction and land loans	$1,451,704	100.0%	6.8%	$1,438,012	100.0%	8.1%

Real Estate – Business Loans
Total business real estate loans were $4.2 billion at September 30, 2026 and comprised 19.9% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2026, 34.0% of business real estate loans were for owner-occupied real estate properties, which have historically resulted in lower net charge-off rates than non-owner-occupied commercial real estate loans.

(Dollars in thousands)	September 30, 2026	% of Total	% of Total Loans	December 31, 2025	% of Total	% of Total Loans
Owner-occupied	$1,439,016	34.0%	6.8%	$1,248,172	34.0%	7.0%
Office	708,726	16.8	3.3	528,421	14.4	3.0
Industrial	673,468	15.9	3.2	628,223	17.1	3.5
Hotels	469,982	11.1	2.2	326,147	8.9	1.8
Retail	376,868	8.9	1.8	292,490	8.0	1.6
Multi-family	237,403	5.6	1.1	317,541	8.6	1.8
Farm	198,852	4.7	.9	199,678	5.4	1.1
Senior living	11,986.3		.1	43,161	1.2	.2
Other	111,326	2.7	.5	90,734	2.4	.7
Total real estate - business loans	$4,227,627	100.0%	19.9%	$3,674,567	100.0%	20.7%

Information about the credit quality of the Company's business real estate loan portfolio as of September 30, 2026 and December 31, 2025 is provided in the table below.

(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
September 30, 2026
Owner-occupied	$1,364,306	$12,413	$62,171	$126	$1,439,016
Industrial	667,685	5,783	—	—	673,468
Office	655,418	3,929	49,379	—	708,726
Hotels	463,574	6,298	110	—	469,982
Retail	367,779	9,089	—	—	376,868
Multi-family	237,403	—	—	—	237,403
Farm	196,645	1,141	922	144	198,852
Senior living	—	—	3,121	8,865	11,986
Other	111,326	—	—	—	111,326
Total	$4,064,136	$38,653	$115,703	$9,135	$4,227,627
December 31, 2025
Owner-occupied	$1,198,970	$18,011	$31,067	$124	$1,248,172
Industrial	628,223	—	—	—	628,223
Office	443,737	27,175	57,509	—	528,421
Hotels	326,147	—	—	—	326,147
Multi-family	250,018	56,633	10,890	—	317,541
Retail	292,490	—	—	—	292,490
Farm	197,566	1,686	273	153	199,678
Senior living	22,262	—	6,391	14,508	43,161
Other	89,157	1,577	—	—	90,734
Total	$3,448,570	$105,082	$106,130	$14,785	$3,674,567

Revolving Home Equity Loans
The Company had $662.3 million in revolving home equity loans at September 30, 2026 that were collateralized by residential real estate. Most of these loans (96.1%) are written with terms requiring interest-only monthly payments. These loans are offered in three main product lines: LTV up to and including 80%, higher than 80% to 90%, and higher than 90% to 100%. As of September 30, 2026, the outstanding principal of loans with an original LTV higher than 80% was $47.0 million, or 7.1% of the portfolio, compared to $27.7 million as of December 31, 2025. Total revolving home equity loan balances over 30 days past due were $2.7 million at September 30, 2026 and $1.9 million at December 31, 2025, and the outstanding balance for revolving home equity loans on non-accrual status was $32 thousand at September 30, 2026 compared to no balance at December 31, 2025. The weighted average FICO score for the total portfolio balance at September 30, 2026 is 778. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2026 through 2029, approximately 17.6% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 83.8% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Consumer Loans
The consumer loans category is mostly comprised of private banking loans and automobile loans. Private banking loans comprised 51.9% of the consumer loan portfolio at September 30, 2026. The Company's private banking loans are mostly executive lines of credit, which are secured primarily by assets held by the Company's trust department, and insurance premium finance loans, which are primarily secured by life insurance policies. Automobile loans, which include direct and indirect product lines, comprised 28.0% of the consumer loan portfolio at September 30, 2026, and outstanding balances for auto loans were $760.5 million and $773.6 million at September 30, 2026 and December 31, 2025, respectively. The balances over 30 days past due amounted to $7.9 million at September 30, 2026 and $11.0 million at December 31, 2025, respectively, and comprised 1.0% of the outstanding balances of these loans at September 30, 2026 and 1.4% at December 31, 2025. For the nine months ended September 30, 2026, $276.0 million of new auto loans were originated, compared to $282.9 million during the first nine months of 2025.  At September 30, 2026, the automobile loan portfolio had a weighted average FICO score of 765, and annualized net charge-offs on auto loans were .6% of average auto loans.

The Company's consumer loan portfolio also includes fixed rate home equity loans, typically for home repair or remodeling, and these loans comprised 7.2% of the consumer loan portfolio at September 30, 2026. Losses on these loans have historically been low, and the Company saw net charge offs of $9 thousand for the first nine months of 2026. The remaining portion of the Company's consumer loan portfolio is comprised of healthcare financing, boat, RV, motorcycle, other equipment, and unsecured consumer loans. Net charge-offs on consumer loans, other than automobile and fixed rate home equity loans, totaled $3.0 million in the first nine months of 2026 and were .3% of the average balances of these loans at September 30, 2026, on an annualized basis.

Consumer Credit Card Loans
The Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2026 of $556.6 million in consumer credit card loans outstanding, approximately $117.8 million, or 21.2%, carried a low promotional rate. Within the next six months, $51.0 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

	September 30, 2026	December 31, 2025
FICO score:
Under 600	5.5%	5.4%
600 – 659	12.1	12.3
660 – 719	27.3	27.4
720 – 779	26.3	26.3
780 and over	28.8	28.6
Total	100.0%	100.0%

Oil and Gas Energy Lending
The Company's energy lending portfolio is comprised of lending to the petroleum and natural gas sectors and totaled $407.5 million, or 1.9% of total loans at September 30, 2026, an increase of $104.5 million from December 31, 2025, as shown in the table below.

(In thousands)	September 30, 2026	December 31, 2025	Unfunded commitments at September 30, 2026
Upstream activities	$266,642	$228,660	$159,275
Mid-stream activities	90,020	25,038	88,329
Downstream activities	18,657	15,543	21,517
Support activities	32,215	33,803	18,524
Total energy lending portfolio	$407,534	$303,044	$287,645

Shared National Credits
The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $100 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $1.6 billion at September 30, 2026 and $1.5 billion at December 31, 2025. Additional unfunded commitments at September 30, 2026 totaled $2.8 billion.

Income Taxes
Income tax expense was $44.4 million in the third quarter of 2026, compared to $45.8 million in the second quarter of 2026 and $41.2 million in the third quarter of 2025. The Company's effective tax rate, including the effect of non-controlling interest, was 22.3% in the third quarter of 2026, 22.3% in the second quarter of 2026, and 22.5% in the third quarter of 2025.

Financial Condition
Balance Sheet
Total assets of the Company were $34.8 billion at September 30, 2026 and $32.9 billion at December 31, 2025. Earning assets (excluding the allowance for credit losses on loans and fair value adjustments on available for sale debt securities) amounted to $33.2 billion at September 30, 2026 and $31.4 billion at December 31, 2025, and consisted of 64% in loans and 27% in investment securities at September 30, 2026.

At September 30, 2026, total loans were $21.2 billion, an increase of $3.4 billion compared to balances at December 31, 2025. The increase was primarily due to the acquisition of FineMark, which added $2.6 billion in loan balances. The balances of personal real estate, business, business real estate, and revolving home equity loans grew $1.3 billion, $822.9 million, $553.1 million, and $287.1 million, respectively, compared to December 31, 2025. Consumer loans, which include automobile, marine and RV, fixed rate home equity and other consumer loans, increased $515.3 million, mainly due to growth in other consumer loans.

Total available for sale debt securities, excluding fair value adjustments, decreased $966.3 million at September 30, 2026 compared to December 31, 2025. Sales, maturities and pay downs of available for sale debt securities during this period totaled $2.1 billion, partly offset by purchases of $1.1 billion. The decline in available for sale debt securities was mainly the result of lower balances of mortgage-backed securities and asset-backed securities, which decreased $944.8 million and $204.5 million, respectively, at September 30, 2026 compared to December 31, 2025. These decreases were partly offset by an increase of $255.3 million in the balance of U.S. government and federal agency obligations. At September 30, 2026, the duration of the available for sale investment portfolio was 4.1 years, and maturities and pay downs of approximately $1.1 billion are expected to occur during the next 12 months.

Securities purchased under agreements to resell increased $300.0 million at September 30, 2026, compared to the balance at December 31, 2205, and interest earning deposits with banks at September 30, 2026 decreased $971.0 million from December 31, 2025. Additionally, the balances of goodwill, other intangible assets, and premises and equipment increased $107.3 million, $121.8 million and $68.8 million, respectively, mainly related to the Company's acquisition of FineMark. These increases were partly offset by a decline of $179.1 million in the balance of cash and due from banks.

Total deposits at September 30, 2026 amounted to $27.2 billion, an increase of $1.6 billion compared to December 31, 2025. The increase was primarily due to the FineMark acquisition, which added $2.7 billion in interest bearing and $425 million in non-interest bearing deposit balances. Shortly after the acquisition, the Company moved $1.0 billion of FineMark’s high-cost, money market deposit balances off-balance sheet. Compared to December 31, 2025, savings, interest checking and money market deposit balances increased $1.7 billion. The Company’s borrowings, which included customer repurchase agreements of $2.0 billion, totaled $2.7 billion at September 30, 2026, a decrease of $290.2 million from balances at December 31, 2025. Federal Home Loan Bank advances of $350.0 million, which the Company acquired from the FineMark acquisition, were paid off in January 2026.

Liquidity and Capital Resources
Liquidity Management
The Company’s most liquid assets include balances at the Federal Reserve Bank, federal funds sold, available for sale debt securities, and securities purchased under agreements to resell, as follows:

(In thousands)	September 30, 2026	September 30, 2025	December 31, 2025
Liquid assets:
Balances at the Federal Reserve Bank	$1,773,409	$2,477,668	$2,744,393
Federal funds sold	515	—	—
Available for sale debt securities	7,928,567	8,998,586	9,095,513
Securities purchased under agreements to resell	1,150,000	—	850,000
Total	$10,852,491	$11,476,254	$12,689,906

Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $1.8 billion at September 30, 2026 and decreased $971.0 million from December 31, 2025. At September 30, 2026, the Company's balance of federal funds sold totaled $515 thousand, which are funds lent to the Company's correspondent bank customers with overnight maturities. The fair value of the available for sale debt portfolio was $7.9 billion at September 30, 2026 and included an unrealized net loss of $847.4 million. The total net unrealized loss included net losses of $637.0 million on mortgage-backed and asset-backed securities and $64.7 million on state and municipal obligations.

The Company holds securities purchased under agreements to resell (“resale agreements”) which totaled $1.2 billion at September 30, 2026, with maturities in 2028 through 2031. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safe-kept by a third-party custodian, as collateral. This collateral totaled $1.2 billion in fair value at September 30, 2026.

The Company's available for sale debt securities portfolio has a diverse mix of high quality and liquid investment securities with a duration of 4.1 years at September 30, 2026. Approximately $1.1 billion of the Company's available for sale debt portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet either new loan demand or offset potential reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FHLB and the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2026	September 30, 2025	December 31, 2025
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$477,273	$575,311	$538,874
FHLB borrowings and letters of credit	1,600,660	2,021,043	2,160,967
Securities sold under agreements to repurchase *	2,118,663	2,402,124	2,937,267
Other deposits and swaps	1,598,490	1,738,808	1,638,324
Total pledged securities	5,795,086	6,737,286	7,275,432
Unpledged and available for pledging	2,132,517	2,260,338	1,808,420
Ineligible for pledging	964	962	11,661
Total available for sale debt securities, at fair value	$7,928,567	$8,998,586	$9,095,513
* Includes securities pledged for collateral swaps outstanding at each period end shown in the table.

The average loans to deposits ratio is a measure of a bank's liquidity, and the Company’s average loans to deposits ratio was 74.6% for the nine months ended September 30, 2026. Core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts totaled $25.0 billion and represented 91.6% of the Company's total deposits at September 30, 2026. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Core deposits increased $1.7 billion at September 30, 2026 compared to December 31, 2025, primarily due to an increase in wealth deposits of $1.8 billion, slightly offset by decreases in commercial deposits. While the Company considers core retail banking and wealth deposits less volatile, corporate deposits could decline if interest rates increase significantly, encouraging corporate customers to increase investing activities, or if the economy deteriorates and companies experience lower cash inflows, reducing deposit balances. If these corporate deposits decline, the Company's funding needs may be met by liquidity supplied by investment security maturities and pay downs expected to total $1.1 billion over the next year, as noted above. In addition, as shown in the table of collateral available for future advances below, the Company has borrowing capacity of $6.9 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	September 30, 2026	September 30, 2025	December 31, 2025
Core deposit base:
Non-interest bearing	$8,217,972	$7,489,645	$8,205,711
Interest checking	8,223,628	7,954,187	7,360,515
Savings and money market	8,518,001	7,597,612	7,686,891
Total	$24,959,601	$23,041,444	$23,253,117

Certificates of deposit of $100,000 or greater totaled $1.3 billion at September 30, 2026. These deposits are normally considered more volatile and higher costing, and comprised 4.8% of total deposits at September 30, 2026.

The Company may occasionally issue short-term brokered certificates of deposit to test the reliability of this potential funding source. While it is not clear how many brokered certificates of deposit the market would allow the Company to issue, the Company believes brokered certificates of deposit may be an additional, reliable source of liquidity during periods of stress in the banking industry.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. During 2026, the Company's outside borrowings have mainly been comprised of federal funds purchased and repurchase agreements, as follows:

(In thousands)	September 30, 2026	September 30, 2025	December 31, 2025
Borrowings:
Federal funds purchased	$644,955	$137,660	$128,625
Securities sold under agreements to repurchase	2,051,148	2,335,405	2,861,016
Other debt	16,164	9,270	12,798
Total	$2,712,267	$2,482,335	$3,002,439

Federal funds purchased, which totaled $645.0 million at September 30, 2026, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. At September 30, 2026, the Company had approved lines of credit totaling $4.1 billion. Since these borrowings are unsecured and limited by market trading activity, their availability may be less certain than collateralized sources of borrowings. Retail repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Repurchase agreements are collateralized by securities in the Company's investment portfolio. Total repurchase agreements at September 30, 2026 were comprised of non-insured customer funds totaling $2.1 billion, and securities pledged as collateral for these retail agreements totaled $2.1 billion at September 30, 2026. The Company also borrows on a secured basis through advances from the FHLB. The advances are generally short-term, fixed interest rate borrowings. There were no advances outstanding from the FHLB at September 30, 2026.

The Company pledges certain assets, including loans and investment securities, to both the FRB and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Additionally, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The FRB also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2026.

	September 30, 2026
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value established by FHLB and FRB	$4,391,126	$2,608,009	$6,999,135
Letters of credit issued	(93,467)	—	(93,467)
Available for future advances	$4,297,659	$2,608,009	$6,905,668

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $1.1 billion during the first nine months of 2026, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $1.1 billion and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $356.3 million. Activity in the investment securities portfolio provided cash of $1.0 billion from sales, maturities, and pay downs (net of purchases) of investment securities. These gains were partially offset by a net increase in loans of $828.3 million and purchases of securities under agreements to resell (net of repayments) of $300.0 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below. Financing activities used cash of $2.6 billion, largely resulting from decreases in deposits and federal funds purchased and securities sold under agreements to repurchase of $1.5 billion and $356.6 million, respectively, and repayments of FHLB borrowings (assumed in the FineMark acquisition), which used cash of $603.9 million during the first nine months of 2026. Cash dividend payments (including distributions to non-controlling interest) and purchases of treasury stock used cash of $122.2 million and $307.0 million, respectively.

Capital Management
Under Basel III capital guidelines, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions at September 30, 2026 and December 31, 2025, as shown in the following table.

(Dollars in thousands)	September 30, 2026	December 31, 2025	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Ratios Requirement including Capital Conservation Buffer	Minimum Ratios for Well-Capitalized Banks *
Risk-adjusted assets	$27,125,580	$23,970,761
Tier I common risk-based capital	4,526,677	4,156,776
Tier I risk-based capital	4,526,677	4,156,776
Total risk-based capital	4,739,264	4,353,905
Tier I common risk-based capital ratio	16.69%	17.34%	4.50%	2.50%	7.00%	6.50%
Tier I risk-based capital ratio	16.69	17.34	6.00	2.50	8.50	8.00
Total risk-based capital ratio	17.47	18.16	8.00	2.50	10.50	10.00
Tier I leverage ratio	13.04	12.65	4.00	N/A	4.00	5.00
*Under Prompt Corrective Action requirements

The Company is subject to a 2.5% capital conservation buffer, which is an amount above the minimum ratios under capital adequacy guidelines, and is intended to absorb losses during periods of economic stress. Failure to maintain the buffer will result in constraints on dividends, share repurchases, and executive compensation.

The Company maintains a treasury stock buyback program under authorizations by its Board of Directors (the Board) and routinely purchases stock in the open market. On April 24, 2026, the share repurchase authorization was increased to 7,500,000 shares. During the nine months ended September 30, 2026, the Company purchased 5,576,222 shares at an average price of $54.56 in open market purchases and stock-based compensation transactions. At September 30, 2026, 3,556,499 shares remained available for purchase under the Board authorization in place at that date. On October 30, 2026, the share repurchase authorization was increased to 7,500,000 shares.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The Company paid a $.275 per share cash dividend on its common stock in the third quarter of 2026, which was a 5.0% increase compared to its 2025 quarterly dividend.

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

In the normal course of business, various commitments and contingent liabilities arise that are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2026 totaled $16.9 billion (including $6.0 billion in unused, approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. The contractual amount of standby and commercial letters of credit totaled $726.4 million and $1.6 million, respectively, at September 30, 2026. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The allowance for these commitments is recorded in the Company’s liability for unfunded lending commitments within other liabilities on its consolidated balance sheets. At September 30, 2026, the liability for unfunded lending commitments totaled $17.1 million. See further discussion of the liability for unfunded lending commitments in Note 3 to the consolidated financial statements.

The Company regularly purchases various state tax credits arising from third party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first nine months of 2026, purchases and sales of tax credits amounted to $59.0 million and $92.8 million, respectively. Fees from sales of tax credits were $3.4 million for the nine months ended September 30, 2026, compared to $4.9 million in the same period last year. At September 30, 2026, the Company expected to fund outstanding purchase commitments of $31.7 million during the remainder of 2026 and had purchase commitments of $572.7 million that it expects to fund from 2027 through 2030.

The Company continued to maintain a strong liquidity position throughout the first nine months of 2026. Through the various sources of liquidity described above, the Company maintains a liquidity position that it believes will adequately satisfy its financial obligations.

Segment Results
The table below is a summary of segment pre-tax income results for the first nine months of 2026 and 2025.

(Dollars in thousands)	Retail Banking	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2026
Net interest income	$368,969	$398,426	$144,117	$911,512	$12,290	$923,802
Provision for credit losses	(27,324)	(6,631)	(1,118)	(35,073)	5,357	(29,716)
Non-interest income	75,396	215,505	247,614	538,515	6,630	545,145
Investment securities gains (losses), net	—	—	—	—	28,574	28,574
Non-interest expense	(263,873)	(349,221)	(184,392)	(797,486)	(76,639)	(874,125)
Income before income taxes	$153,168	$258,079	$206,221	$617,468	$(23,788)	$593,680
Nine Months Ended September 30, 2025
Net interest income	$378,958	$393,453	$67,729	$840,140	$(11,434)	$828,706
Provision for credit losses	(29,241)	(1,548)	(17)	(30,806)	(9,339)	(40,145)
Non-interest income	73,055	211,388	195,985	480,428	5,645	486,073
Investment securities gains (losses), net	—	—	—	—	731	731
Non-interest expense	(250,966)	(319,195)	(124,130)	(694,291)	(32,540)	(726,831)
Income before income taxes	$171,806	$284,098	$139,567	$595,471	$(46,937)	$548,534
Increase (decrease) in income before income taxes:
Amount	$(18,638)	$(26,019)	$66,654	$21,997	$23,149	$45,146
Percent	(10.8)%	(9.2)%	47.8%	3.7%	(49.3)%	8.2%

Retail Banking
For the nine months ended September 30, 2026, income before income taxes for the Retail Banking segment decreased $18.6 million, or 10.8%, compared to the first nine months of 2025. The decrease in income before income taxes was mainly due to an increase in non-interest expense of $12.9 million, or 5.1%, and a decline in net interest income of $10.0 million, or 2.6%. These decreases to income were partly offset by an increase in non-interest income of $2.3 million, or 3.2%, and a decline in the provision for credit losses of $1.9 million, or 6.6%. Net interest income declined due to lower loan interest income of $7.7 million and higher deposit interest expense of $5.8 million, partly offset by an increase in net allocated funding credits assigned to the Retail Banking segment's loan and deposit portfolios of $3.5 million. The increase in non-interest income was mainly due to growth in deposit account fees (mainly overdraft and return items fees) and bank card fee income (mainly credit card fees). Non-interest expense increased over the same period in the previous year mainly due to higher salaries and benefits expense, marketing expense, occupancy expense and allocated support and service costs (mainly technology, customer support and operations). These increases were slightly offset by a decline in miscellaneous losses. The decrease in the provision for credit losses from the first nine months of 2025 was mainly due to lower auto loan net charge-offs.

Commercial
For the nine months ended September 30, 2026, income before income taxes for the Commercial segment decreased $26.0 million, or 9.2%, compared to the same period in the previous year. This decrease was mainly due to higher non-interest expense and an increase in the provision for credit losses, partly offset by higher net interest income and non-interest income. Net interest income increased $5.0 million, or 1.3%, mainly due to lower interest expense on deposits and customer repurchase agreements of $17.7 million and $13.0 million, respectively. These increases to income were partly offset by lower loan interest income of $18.8 million and allocated funding credits of $6.7 million. Non-interest income increased $4.1 million, or 1.9%, mainly due to higher deposit account fees (mainly corporate cash management fees) and bank card fee income (mainly corporate card fees), partly offset by a decline in gains on the sales of assets. Non-interest expense increased $30.0 million, or 9.4%, mainly due to higher legal fees, salaries and benefits expense, miscellaneous losses and allocated support costs (mainly technology and credit administration). The provision for credit losses increased $5.1 million, mainly due to a business real estate loan charge-off on a single senior living loan in the current year.

Wealth
Wealth segment pre-tax profitability for the nine months ended September 30, 2026 increased $66.7 million, or 47.8%, over the same period in the previous year. The increase was mainly due to the FineMark acquisition. Net interest income increased $76.4 million, or 112.8%, mainly due to a $115.5 million increase in loan interest income, partly offset by a $23.3 million increase in deposit interest expense and a $14.3 million decrease in net allocated funding credits. Non-interest income increased $51.6 million, or 26.3%, over the prior year largely due to higher private client and institutional trust fees. Non-interest expense increased $60.3 million, or 48.5%, mainly due to higher salaries and benefits, data processing and software, and occupancy expense. The provision for credit losses increased $1.1 million over the same period last year mainly due to higher net charge-offs on other consumer loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing procedures, the difference between the total provision for credit losses and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability in this category was $23.1 million higher than in the same period last year. Unallocated securities gains were $28.6 million in the first nine months of 2026 compared to gains of $731 thousand in 2025. Also, the unallocated provision for credit losses decreased $14.7 million, primarily driven by a decrease in the provision for credit losses on loans, as well as a decrease in the liability for unfunded lending commitments, which are both not allocated to the segments for management reporting purposes. Net charge-offs are allocated to the segments when incurred for management reporting purposes. The provision for credit losses on loans in the first nine months of 2026 was $30.7 million, or $4.5 million lower than net charge-offs. In the comparable period last year, the provision for credit losses on loans was $43.8 million, or $12.9 million higher than net charge-offs, due to an increase in the allowance for credit losses on loans. The allowance for credit losses on loans increased in the current year as a result of the FineMark initial allowance at acquisition of $22.8 million. For the nine months ended September 30, 2026, the Company's provision on unfunded lending commitments was a benefit of $946 thousand. Additionally, net interest income and non-interest income increased $23.7 million and $985 thousand, respectively, but were offset by an increase in non-interest expense of $44.1 million.

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

Derivatives and Hedging The FASB issued ASU 2025-09 "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" in December 2025. The amendments in this Update make targeted improvements to hedge accounting intended to better align financial reporting with an entity's risk-management activities. At a high level, the Update provides for a broader application of grouping forecasted transactions in cash flow hedges by replacing 'same risk exposure' requirements with a more flexible 'similar risk exposure' standard, which may apply to the Company's current cash flow hedges. This Update is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted in an interim or annual reporting period. The amendments should be applied on a prospective basis for all hedging relationships, and the Company may elect to adopt the amendments for existing hedging relationships as of the adoption, without dedesignating the hedges. The Company is currently evaluating the provisions of this Update.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2026 and 2025

	Third Quarter 2026			Third Quarter 2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,934,517	$94,183	5.39%	$6,230,019	$89,818	5.72%
Real estate — construction and land	1,471,171	23,823	6.42	1,396,977	25,934	7.37
Real estate — business	4,077,981	57,677	5.61	3,715,597	55,433	5.92
Real estate — personal	4,343,967	53,110	4.85	3,059,913	33,509	4.34
Consumer	2,653,454	39,941	5.97	2,160,637	34,962	6.42
Revolving home equity	653,614	11,875	7.21	360,820	7,220	7.94
Consumer credit card	545,441	17,239	12.54	563,351	18,759	13.21
Overdrafts	6,449	—	—	7,037	—	—
Total loans	20,686,594	297,848	5.71	17,494,351	265,635	6.02
Loans held for sale	1,909	30	6.23	2,369	36	6.03
Investment securities:
U.S. government and federal agency obligations	3,495,551	35,596	4.04	2,693,327	27,547	4.06
Government-sponsored enterprise obligations	54,554	323	2.35	55,014	326	2.35
State and municipal obligations(A)	673,412	3,500	2.06	756,137	3,901	2.05
Mortgage-backed securities	3,444,269	17,895	2.06	4,461,056	22,573	2.01
Asset-backed securities	1,015,185	9,804	3.83	1,466,770	13,644	3.69
Other debt securities	165,446	1,314	3.15	204,281	1,528	2.97
Trading debt securities(A)	50,797	577	4.51	56,032	659	4.67
Equity securities(A)	66,468	579	3.46	50,823	780	6.09
Other securities(A)	241,759	4,775	7.84	220,041	4,044	7.29
Total investment securities	9,207,441	74,363	3.20	9,963,481	75,002	2.99
Federal funds sold	901	9	3.96	23	—	—
Securities purchased under agreements to resell	1,150,000	11,708	4.04	850,000	8,578	4.00
Interest earning deposits with banks	2,242,802	21,115	3.74	2,422,441	27,167	4.45
Total interest earning assets	33,289,647	405,073	4.83	30,732,665	376,418	4.86
Allowance for credit losses on loans	(194,777)			(164,623)
Unrealized gain (loss) on debt securities	(656,125)			(766,025)
Cash and due from banks	388,666			374,673
Premises and equipment, net	558,373			502,525
Other assets	1,003,296			832,049
Total assets	$34,389,080			$31,511,264
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,299,729	212.06		$1,283,671	156.05
Interest checking and money market	15,486,834	60,077	1.54	13,740,770	53,201	1.54
Certificates of deposit of less than $100,000	1,006,309	7,520	2.96	991,877	8,337	3.33
Certificates of deposit of $100,000 and over	1,341,305	10,707	3.17	1,416,572	13,258	3.71
Total interest bearing deposits	19,134,177	78,516	1.63	17,432,890	74,952	1.71
Borrowings:
Federal funds purchased	$176,809	$1,661	3.73	130,622	$1,428	4.34
Securities sold under agreements to repurchase	2,243,167	13,638	2.41	2,519,660	18,260	2.88
Other borrowings	1,119	3	1.06	1,860	8	1.71
Total borrowings	2,421,095	15,302	2.51	2,652,142	19,696	2.95
Total interest bearing liabilities	21,555,272	93,818	1.73%	20,085,032	94,648	1.87%
Non-interest bearing deposits	8,065,085			7,345,156
Other liabilities	429,744			402,265
Equity	4,338,979			3,678,811
Total liabilities and equity	$34,389,080			$31,511,264
Net interest margin (FTE)		$311,255			$281,770
Net yield on interest earning assets			3.71%			3.64%
(A) Stated on a fully taxable-equivalent basis using a federal income tax rate of 21%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2026 and 2025

	Nine Months 2026			Nine Months 2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$6,829,565	$275,572	5.39%	$6,194,939	$265,434	5.73%
Real estate — construction and land	1,535,936	74,376	6.47	1,414,294	77,797	7.35
Real estate — business	4,062,226	172,830	5.69	3,692,120	163,089	5.91
Real estate — personal	4,382,325	157,992	4.82	3,051,613	98,351	4.31
Consumer	2,516,836	114,746	6.10	2,130,841	102,870	6.45
Revolving home equity	631,739	34,280	7.25	360,613	20,336	7.54
Consumer credit card	548,571	51,633	12.58	561,258	55,808	13.29
Overdrafts	6,959	—	—	6,191	—	—
Total loans	20,514,157	881,429	5.74	17,411,869	783,685	6.02
Loans held for sale	1,909	82	5.74	1,901	99	6.96
Investment securities:
U.S. government and federal agency obligations	3,351,569	103,848	4.14	2,635,112	81,621	4.14
Government-sponsored enterprise obligations	54,648	971	2.38	55,126	980	2.38
State and municipal obligations(A)	692,779	10,773	2.08	780,011	11,951	2.05
Mortgage-backed securities	3,887,401	60,951	2.10	4,628,953	71,285	2.06
Asset-backed securities	1,090,420	31,007	3.80	1,568,586	42,495	3.62
Other debt securities	171,094	4,044	3.16	233,070	4,984	2.86
Trading debt securities(A)	67,075	1,914	3.82	48,552	1,718	4.73
Equity securities(A)	69,803	2,139	4.10	54,085	2,758	6.82
Other securities(A)	246,546	14,706	7.97	223,305	14,843	8.89
Total investment securities	9,631,335	230,353	3.20	10,226,800	232,635	3.04
Federal funds sold	832	22	3.54	749	31	5.53
Securities purchased under agreements to resell	979,304	29,555	4.04	829,853	24,512	3.95
Interest earning deposits with banks	2,602,602	72,224	3.71	2,282,707	76,052	4.45
Total interest earning assets	33,730,139	1,213,665	4.81	30,753,879	1,117,014	4.86
Allowance for credit losses on loans	(198,167)			(164,409)
Unrealized gain (loss) on debt securities	(660,087)			(845,750)
Cash and due from banks	407,618			376,247
Premises and equipment, net	549,496			500,058
Other assets	1,046,351			816,838
Total assets	$34,875,350			$31,436,863
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$1,310,589	619.06		$1,293,707	491.05
Interest checking and money market	15,756,799	175,423	1.49	13,849,135	157,104	1.52
Certificates of deposit of less than $100,000	1,022,436	23,468	3.07	989,516	25,714	3.47
Certificates of deposit of $100,000 and over	1,401,545	34,207	3.26	1,384,079	39,491	3.81
Total interest bearing deposits	19,491,369	233,717	1.60	17,516,437	222,800	1.70
Borrowings:
Federal funds purchased	$189,747	$5,231	3.69	$129,626	4,228	4.36
Securities sold under agreements to repurchase	2,404,030	42,908	2.39	2,537,227	54,337	2.86
Other borrowings	30,764	875	3.80	1,746	35	2.68
Total borrowings	2,624,541	49,014	2.50	2,668,599	58,600	2.94
Total interest bearing liabilities	22,115,910	282,731	1.71%	20,185,036	281,400	1.86%
Non-interest bearing deposits	7,992,138			7,333,745
Other liabilities	419,212			394,543
Equity	4,348,090			3,523,539
Total liabilities and equity	$34,875,350			$31,436,863
Net interest margin (FTE)		$930,934			$835,614
Net yield on interest earning assets			3.69%			3.63%
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

	September 30, 2026		June 30, 2026
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$37.6	3.04%	$29.6	2.43%
200 basis points rising	22.7	1.84	16.6	1.36
100 basis points rising	7.8	.63	5.3	.43
100 basis points falling	$(19.3)	(1.56)%	$(15.7)	(1.29)%
200 basis points falling	(24.7)	(2.00)	(15.3)	(1.25)
300 basis points falling	(24.3)	(1.97)	(15.0)	(1.23)

Under the simulation, in the three rising rate scenarios and three falling rate scenarios, interest rate risk is more asset sensitive when compared to the scenarios in the previous quarter. This change was primarily due to an increase in the Federal funds rate and an increase in variable rate loans. These increases were partly offset by an increase in average Federal funds purchased balances.

The comparison above provides insight into potential effects of changes in rates on net interest income.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of interest rate risk.

Item 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

As a result of its acquisition of FineMark, the Company has begun to integrate certain business processes and systems of FineMark. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. As permitted by guidance issued by the Office of the Chief Accountant of the SEC, companies may exclude controls of an acquired business from their assessment of internal control over financial reporting for a period not to extend more than one year beyond the date of the acquisition. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026 did not include the internal controls of FineMark, which the Company acquired on January 1, 2026. As of January 1, 2026, FineMark's assets represented approximately 12% of the Company's consolidated assets. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 - 31, 2026	423,187	$59.21	422,153	5,003,675
August 1 - 31, 2026	884,339	59.16	881,416	4,122,259
September 1 - 30, 2026	566,295	58.08	565,760	3,556,499
Total	1,873,821	$58.84	1,869,329	3,556,499
(1) Includes 1,034 shares, 2,923 shares, and 535 shares in July, August, and September 2026, respectively, withheld to meet tax withholding requirements related to the vesting of restricted stock awards.
(2) For shares withheld to meet tax withholding requirements related to the vesting of restricted stock awards, the average market value per share was $58.60, $58.85, and $58.18 in July, August, and September 2026, respectively.

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the Board's repurchase authorization in April 2026 of 7,500,000 shares, 3,556,499 shares remained available for purchase at September 30, 2026.

Item 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of the officers or directors of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

COMMERCE BANCSHARES, INC.

	By	/s/ MARGARET M. ROWE
Margaret M. Rowe
Date: November 5, 2026		Senior Vice President & Secretary

	By	/s/ STEVEN A. BRANDJORD
Steven A. Brandjord
Controller
Date: November 5, 2026		(Chief Accounting Officer)